Form 10-Q
period 1994-12-31
MCKESSON CORP
filed 1995-02-13
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31,  1994

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    ------------

Commission file number 1-13252


                      McKESSON CORPORATION
- -----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           DELAWARE
                  94-3207296
 -----------------------------     ------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)

One Post Street, San Francisco, California              94104
- ----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                         (415) 983-8300
- -----------------------------------------------------------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes          No    X
                            -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                Outstanding at December 31, 1994
- ----------------------------   --------------------------------
Common stock, $.01 par value            43,929,298 shares


                        TABLE OF CONTENTS




                 PART I.  FINANCIAL INFORMATION
                 ==============================


                                                           Pages
                                                           -----
Item
- ----

 1.             Financial Statements

          Consolidated Balance Sheets
            December 31, 1994 and March 31, 1994            3 - 4

          Statements of Consolidated Income
            Quarter and Nine months ended
            December 31, 1994 and 1993                      5 - 6

          Statements of Consolidated Cash Flows
            Nine months ended December 31, 1994 and 1993    7 - 8

          Financial Notes                                   9 - 13


 2.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations

          Financial Review                                 14 - 18



                   PART II.  OTHER INFORMATION
                   ===========================


Item
- ----

 6.       Exhibits and Reports on Form 8-K                    19


          Index to Exhibits                                   21











                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                            December 31, March 31,
                                              1994        1994
                                             --------    --------
                                                 (in millions)
ASSETS
- ------
Current Assets
  Cash and short-term investments           $  144.2   $   89.0
  Marketable securities (Note 7)               496.1          -
  Receivables (Note 3)                         826.5      744.4
  Inventories (Note 3)                       1,219.4       93.5
  Prepaid expenses                              73.5       46.6
                                             -------    -------
     Total                                   2,759.7    1,873.5
                                             -------    -------

Property, Plant and Equipment (Note 3)
  Land                                          42.7       43.4
  Buildings, machinery and equipment           707.2      744.7
                                             -------    -------
     Total                                     749.9      788.1

  Accumulated depreciation                    (398.9)    (391.5)
                                             -------    -------
  Net                                          351.0      396.6

Goodwill and other intangibles (Note 3)        216.3      281.4
Other assets (Notes 3 and 4)                   178.1      283.5
                                             -------    -------
        Total                               $3,505.1   $2,835.0
                                             =======    =======














                           (Continued)

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                            December 31, March 31,
                                              1994        1994
                                             --------    --------
                                                 (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Drafts payable                            $  228.6   $  205.1
  Accounts payable - trade                   1,085.9      925.4
  Short-term borrowings                         78.4       57.2
  Current portion of long-term debt             22.1       18.5
  Salaries and wages                            46.7       38.4
  Taxes                                        132.7       28.1
  Interest and dividends                        20.5       28.5
  Other                                        171.7      127.0
                                             -------    -------
     Total                                   1,786.6    1,428.2
                                             -------    -------

Postretirement Obligations and
  Other Noncurrent Liabilities                 213.0      214.8
                                             -------    -------
Long-Term Debt                                 459.4      462.3
                                             -------    -------
Minority Interest in Subsidiary                 56.5       51.1
                                             -------    -------
Stockholders' Equity (Note 4)
  Preferred stocks                                 -      125.3
  Common stock                                    .4       89.2
  Other capital                                299.5      164.9
  Retained earnings                            862.1      610.3
  Accumulated translation adjustment           (43.4)     (22.3)
  ESOP notes and guarantee                    (129.0)    (165.1)
  Treasury shares, at cost                         -     (123.7)
                                             -------    -------
     Net                                       989.6      678.6
                                             -------    -------
     Total                                  $3,505.1   $2,835.0
                                             =======    =======



See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)



                                 Quarter Ended   Nine Months Ended
                                  December 31       December 31
                                ---------------   --------------
                                 1994     1993     1994    1993
                                 ----     ----     ----    ----
                                      (in millions - except
                                        per share amounts)

REVENUES                       $3,350.0 $3,206.4 $9,841.0 $9,126.9

COSTS AND EXPENSES
  Cost of sales (Note 3)        3,113.7  2,947.8  9,060.4  8,345.8
  Selling, distribution
    and administration (Note 3)   452.5    205.0    897.1    640.8
 Interest                          11.3     10.3     33.6     30.7
                                 ------  -------  -------  -------
        Total                   3,577.5  3,163.1  9,991.1  9,017.3
GAIN ON SALE AND DONATION
  OF SUBSIDIARY STOCK (Note 3)      3.1        -      5.4     55.1
                                 ------  -------  -------  -------
INCOME (LOSS) BEFORE
  TAXES ON INCOME (Note 3)       (224.4)    43.3   (144.7)   164.7

TAXES ON INCOME (Note 3)          (50.0)   (17.5)   (81.5)   (64.5)
                                 ------  -------  -------  -------
INCOME (LOSS) BEFORE
  MINORITY INTEREST              (274.4)    25.8   (226.2)   100.2

Minority interest in net
  income of subsidiary             (1.9)    (1.6)    (6.6)    (4.9)
                                 ------  -------  -------  -------
INCOME (LOSS) AFTER TAXES
  Continuing operations          (276.3)    24.2   (232.8)    95.3
  Discontinued operations(Note 5)   3.0      7.5     21.0     21.4
  Discontinued operations - gain
    on sale of PCS (Notes 1 & 5)  576.7        -    576.7        -
  Extraordinary item (Note 6)         -        -        -     (4.2)
  Cumulative effect of accounting
    change (Note 7)                   -        -        -    (16.7)
                                 ------  -------  -------  -------
NET INCOME                     $  303.4 $   31.7 $  364.9 $   95.8
                                =======  =======  =======  =======





                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                                 Quarter Ended   Nine Months Ended
                                  December 31       December 31
                                ---------------   --------------
                                 1994     1993     1994    1993
                                 ----     ----     ----    ----
                                    (in millions - except
                                      per share amounts)
EARNINGS (LOSS) PER COMMON SHARE

Fully diluted earnings
 Continuing operations (Note 3)  $(6.06)  $  .52   $(5.20)  $ 2.10
 Disc. operations (Note 5)          .07      .17      .47      .49
 Disc. operations - gain on
  sale of PCS (Notes 1 and 5)     12.64        -    12.78        -
 Extraordinary item (Note 6)          -        -        -     (.10)
 Cumulative effect of
  accounting change (Note 7)          -        -        -     (.38)
                                  -----    -----    -----    -----
     Total                       $ 6.65   $  .69   $ 8.05   $ 2.11
                                  =====    =====    =====    =====

Primary earnings
 Continuing operations (Note 3)  $(6.24)  $  .54   $(5.55)  $ 2.21
 Dis. operations (Note 5)           .07      .19      .50      .53
 Discontinued operations - gain
   on sale of PCS (Notes 1 & 5)   13.03        -    13.54        -
 Extraordinary item (Note 6)          -        -        -     (.10)
 Cumulative effect of
  accounting change (Note 7)          -        -        -     (.41)
                                  -----    -----    -----    -----
     Total                       $ 6.86   $  .73   $ 8.49   $ 2.23
                                  =====    =====    =====    =====

Dividends                        $  .25   $  .42   $ 1.09   $ 1.24
                                  =====    =====    =====    =====

SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
  Fully diluted                    45.6     44.1     45.1     44.0
  Primary                          44.2     40.9     42.6     40.6






See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                                 Nine Months Ended
                                                    December 31
                                                 -----------------
                                                  1994       1993
                                                  ----       ----
                                                   (in millions)
Operating Activities
  Income (loss) after taxes from
    continuing operations                       $(232.8)   $  95.3
  Adjustments to reconcile to net cash
  provided (used) by operating activities
     Depreciation                                  44.4       41.2
     Amortization                                   8.7        8.6
     Gain on sale of subsidiary stock                 -      (52.0)
     Other noncash charges                        183.3       (0.6)
                                                 ------     ------
        Total                                       3.6       92.5
                                                 ------     ------
     Effects of changes in
       Receivables                               (128.2)     (75.7)
       Inventories                               (260.0)    (301.7)
       Accounts and drafts payable                186.6      142.6
       Other                                      142.3      (49.3)
                                                 ------     ------
        Total                                     (59.3)    (284.1)
                                                 ------     ------
     Net cash used by continuing operations       (55.7)    (191.6)
                                                 ------     ------
  Discontinued operations                          85.4      106.6
                                                 ------     ------
     Net cash provided (used)
         by operating activities                   29.7      (85.0)
                                                 ------     ------
Investing Activities
  Purchases of marketable securities             (496.0)         -
  Property acquisitions                           (55.0)     (55.5)
  Properties sold                                   5.9        7.4
  Proceeds from sale of PCS Business               568.5         -
  Proceeds from sales of subsidiary stock              -      78.7
  Acquisitions of businesses, less cash and
     short-term investments acquired               (0.7)     (56.1)
  Investing activities - discontinued operations  (12.3)     (62.0)
  Other                                            11.6        7.4
                                                 ------     ------
     Net cash provided (used)
         by investing activities                   22.0      (80.1)
                                                 ------     ------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                                 Nine Months Ended
                                                    December 31
                                                 -----------------
                                                  1994       1993
                                                  ----       ----
                                                   (in millions)
Financing Activities
  Proceeds from issuance of debt                $  76.5    $ 202.6
  Repayment of debt                               (34.2)     (78.6)
  Capital stock transactions
     Share repurchases                                -      (31.5)
     Redemption of preferred shares                (3.1)         -
     Issuances                                      7.8       15.9
     ESOP notes and guarantee                      11.0        9.5
     Dividends paid                               (58.4)     (59.3)
  Financing activities - discontinued operations    3.9        0.4
                                                 ------     ------
         Net cash provided by
                 financing activities               3.5       59.0
                                                 ------     ------
Net Increase (Decrease) in Cash and
   Short-Term Investments                          55.2     (106.1)

Cash and Short-Term Investments
   at beginning of period                          89.0      111.5
                                                 ------     ------
Cash and Short-Term Investments
   at end of period                             $ 144.2    $   5.4
                                                 ======     ======

See Financial Note 4 for description
of noncash equity  transactions.














See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


1.   Sale of the PCS Business

     On July 10, 1994, McKesson Corporation ("McKesson") entered into an Agreement and Plan of Merger and Reorganization and Distribution Agreement ("Merger Agreement" and "Distribution
Agreement", respectively) providing for the acquisition by Eli
Lilly and Company ("Eli Lilly") of McKesson's pharmaceutical benefits management business (the "PCS Business"), which was primarily operated by PCS Health Systems, Inc. and Clinical
Pharmaceuticals, Inc., both of which were wholly-owned subsidiaries of McKesson, for approximately $4 billion.

     As required by the Merger Agreement, on July 15, 1994 ECO Acquisition Corporation ("ECO"), a subsidiary of Eli Lilly, commenced a cash tender offer to purchase from McKesson shareholders all outstanding shares of McKesson Common Stock (the "Shares") at a price of $76.00 net per Share (the "Offer"). The Offer was completed on November 21, 1994 with ECO purchasing over 90% of the Shares. Following the purchase of Shares under the Offer, McKesson and ECO merged (the "Merger") and each Share not purchased in the Offer (other than Shares held by Eli Lilly and certain other related entities) was converted into the right to receive $76.00 in cash, without interest.

     Simultaneous with the completion of the Offer and pursuant to the terms of the Distribution Agreement, McKesson (i) transferred all of its assets and liabilities, other than those related to the PCS Business, to SP Ventures, Inc., a newly-formed corporation ("New McKesson") and (ii) declared a dividend of one share of common stock of New McKesson, par value of $.01 per share, for each Share held of record as of the record date (collectively, the "Spin-Off"). After giving effect to the Spin-Off and the completion of the Offer, the current business of McKesson (other than the PCS Business) is being continued through New McKesson.
The net result of the Offer, Merger and Spin-Off (collectively, the "PCS Transaction") is that each existing McKesson shareholder received a cash payment of $76 per Share (representing the proceeds from the sale of the PCS Business) together with one share of common stock of New McKesson representing their continuing interest in the retained businesses.

     For financial statement purposes, New McKesson ("the Company") is the continuing entity and has retained the name McKesson
Corporation. The accompanying unaudited consolidated financial statements reflect the PCS Business as a discontinued operation.

     Approximately $600 million of the $4 billion consideration paid by Eli Lilly was received by the Company. That sum, less certain related tax and transaction costs, is available for the general corporate purposes of the Company, including the funding of investments in new and current businesses. An additional $24 million of the $4 billion consideration was received from Eli Lilly to fund deferred vested stock option payments. In the quarter ended December 31, 1994, the Company recorded a gain on the sale of the PCS Business of $576.7 million, after transaction costs and other expenses.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


2.   Interim Financial Statements

     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of December 31, 1994, and the results of its operations and its cash flows for the nine months ended December 31, 1994 and 1993. Such adjustments were of a normal recurring nature other than those discussed in Notes 3, 4, 5, 6 and 7 herein.

     The results of operations for the nine months ended December
31, 1994 and 1993 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1994 consolidated financial information which has previously been filed with the Commission in a Report on Form 8-K dated July 29, 1994.

3.   Continuing Operations

CURRENT YEAR
- ------------
     The loss from continuing operations in the quarter ended December 31, 1994, includes $61.9 million ($46.8 million after-tax) of one-time compensation costs related to the PCS Transaction, $107.0 million of income tax expense related to the transfer of assets and liabilities from McKesson to New McKesson to effect the PCS Transaction, $208.9 million ($149.6 million after-tax) of charges for restructuring, asset impairment and other operating items and $1.2 million of expense ($0.6 million income after-tax) related to contributions to the McKesson Foundation. An additional charge of $11.5 million ($7.0 million after-tax) due to a credit loss arising from a problem receivable and $0.8 million of contributions to the McKesson Foundation ($0.4 million income after-tax) are included in continuing operations in the nine months.

     The $61.9 million of compensation expense in continuing operations (classified in selling, distribution and administration) consists of $23.6 million in compensation costs associated with an allocation of cash and shares to ESOP plan participants resulting from a paydown of ESOP debt by the ESOP trust and $38.3 million of compensation cost associated with the Company's vested stock options and other compensation programs.

     The $208.9 million of charges for restructuring, asset impairment and other operating items in continuing operations in the quarter ($36.9 million included in cost of sales and $172.0 million included in selling, distribution and administration) resulted, in part, from the initiation by the Company's management of several measures designed to streamline operations and improve productivity in the Company's distribution and Water Products businesses. These measures include consolidation of certain

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


facilities, workforce reductions and divestiture of under-performing assets. Approximately half of the charge is related to a writedown of the Company's investment in its service merchandising business as a result of recent significant changes in that businesses' customer base and marketplace. Other charges consist primarily of writedowns to fair value less costs to sell for assets to be disposed of, impairment losses on capitalized software due to changes in technology, severance for an announced company-wide workforce reduction of approximately 350 individuals, writedowns of inventory associated with the discontinuation of certain product lines and receivable reserves related to facility closures and a reassessment of credit risks in the Company's distribution businesses. The assets to be disposed of are associated with facility consolidations in the distribution and Water Products businesses and surplus properties held by the Company. The disposition of these properties is expected to occur over a two to three year period.

     The charges taken in the quarter consisted of the following:

                                                  Quarter Ended
                                                December 31, 1994
                                                -----------------
                                                    (in millions)
   Costs associated with facility closures and
     surplus properties- primarily writedowns
        of assets to be disposed of to fair value
        less costs to sell                               $27.6
   Severance costs for announced workforce reductions     10.3
   Asset writedowns resulting from
   changed business conditions:
     Goodwill                                             56.3
     Facilities and equipment                             27.3
     Software                                             24.6
   Discontinuation of product lines                       21.5
   Receivable reserves                                    20.7
   Other operating items                                  20.6
                                                         -----
        Total                                           $208.9
                                                         =====

     The writedowns associated with assets to be disposed of and asset impairments due to changed business conditions were based primarily on independent appraisals. Cash amounts for severance benefits are expected to be paid out over the next twelve months.

     The current year contributions to the McKesson Foundation consisted of shares of the Company's majority-owned Armor All Products Corporation subsidiary. A pre-tax gain of $5.4 million was recorded on the donations. The shares donated to the McKesson Foundation had a market value of $7.4 million, which was recorded as a contribution expense within selling, distribution and administration.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


PRIOR YEAR
- ----------
     Included in continuing operations in the prior year nine months are special items of $37.4 million ($24.5 million after-tax) which include a gain of $55.1 million from the sale of 5,175,000 shares and the donation of 250,000 shares of Armor All. The shares donated to the McKesson Foundation had a market value of $4.3 million, which was recorded as a contribution expense within selling, distribution and administration. Also included in selling, distribution and administration expense was a loss of $13.4 million resulting from the termination of interest rate swap arrangements. These interest rate swap arrangements had been designated, through March 31, 1993, as a hedge of the Company's short-term variable interest domestic borrowings. As a result of the Company's May 12, 1993 sale of Armor All shares and other factors, the interest rate swap arrangements were no longer considered effective as a hedge against the variable-rate borrowings as the Company, at that time, no longer expected to borrow domestically on a short-term basis in fiscal 1994.


4.   Stockholders' Equity

     Changes in stockholders' equity for the nine months ended
December 31, 1994 are as follows (in millions):

                                                                       Accumulated   ESOP   Treasury     Total
                                Preferred   Common    Other   Retained translation notes and shares, stockholders'
                                 stocks      stock   capital  earnings adjustment  guarantee at cost    equity
                                 ------     ------   ------    ------    ------    ------    ------     ------
Balance, March 31, 1994           $125.3     $89.2    $164.9    $610.3  $(22.3)  $(165.1)  $(123.7)   $678.6
Conversion, cancellation
  or redemption of shares         (125.3)     (1.5)      5.0                                 118.7      (3.1)
Change in par value of
  common stock from $2.00
  to $.01 per share                          (87.4)     87.4                                               -
Issuance of shares under
  employee plans                                .1       2.7                                   5.0       7.8
ESOP note payments                                      26.9                        36.1                63.0
Distribution of net assets
  of the PCS Business                                            (65.1)                                (65.1)
Other (primarily tax benefit
  on exercise of stock options)                         12.6       2.4                                  15.0
Translation adjustment                                                   (21.1)                        (21.1)
Net income                                                       364.9                                 364.9
Dividends                                                        (50.4)                                (50.4)
                                   -----     -----     -----     -----   -----     -----     -----     -----
Balance, December 31, 1994        $    -    $   .4    $299.5    $862.1  $(43.4)  $(129.0)   $    -    $989.6
                                   =====     =====     =====     =====   =====     =====     =====     =====

     Noncash conversions of preferred stock to common stock amounted to $123.5 million during the nine month period ended December 31, 1994. Other noncash transactions to the Company included the $23.6 million paydown of ESOP debt by the ESOP trust and $65.1 million of net assets of the PCS Business distributed in connection with the PCS Transaction and charged to retained earnings.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


5.   Discontinued Operations

     Earnings from discontinued operations were $579.7 million in the quarter and $597.7 million in the nine months, including a gain on the sale of the PCS Business of $576.7 million. The results of the PCS Business are included in discontinued operations through the date of disposition, November 21, 1994. Revenues generated by the PCS Business through the date of sale were $31.7 million in the quarter and $135.4 million in the nine months.

     Discontinued operations in the nine months also included $1.6 million from settlements recovered in insurance litigation related to environmental matters associated with the former operations of the Company's chemical businesses, which were divested in fiscal 1987.

6.   Extraordinary Loss

     An extraordinary loss of $4.2 million was recognized in the prior year upon the early retirement of $50 million of 8-5/8% debt.

7.   Accounting Changes

     Effective April 1, 1994 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities to be carried at fair value. The adoption of SFAS No. 115, effective April 1, 1994, did not have a material effect on the Company's financial statements.

     Pursuant to SFAS No. 115, the Company has classified its investments in U.S. Treasury securities as available for sale.
Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported within stockholders' equity. At December 31, 1994, the difference between the fair value and the original cost of these securities was immaterial.

     As of April 1, 1993, the Company adopted SFAS No. 112,
"Employers' Accounting for Postemployment Benefits". The cumulative effect of adopting the new standard resulted in a charge to fiscal 1994 net income of $16.7 million, net of a $10.4 million tax benefit ($0.38 per fully diluted share).

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW

Overview of Results
- -------------------
     Third quarter net income was $303.4 million or $6.65 per fully diluted share and includes amounts related to the completion of the PCS Transaction (see Financial Note 1 for discussion of the "Sale of the PCS Business") and initiatives taken by the Company to enhance the productivity of its businesses. The Company recorded income of $579.7 million from discontinued operations in the quarter, including a gain on the sale of the PCS Business of $576.7 million.

     The results from continuing operations for the quarters ended December 31, 1994 and 1993 include the following:

                                      Quarter Ended December 31,
                                     ----------------------------
                                         1994           1993
                                     -------------   ------------
                                      Pre-  After-    Pre-  After-
                                      tax    tax      tax    tax
                                      ---    ---      ---    ---
                                            (in millions)
Compensation costs related
  to the PCS Transaction           $ (61.9) $ (46.8)
Income tax expense related to the
  transfer of assets and liabilities
  from McKesson to New McKesson to
  effect the PCS Transaction                 (107.0)
Charges for restructuring,
  asset impairment and
  other operating items             (208.9)  (149.6)
Contribution of Armor All
  shares to McKesson Foundation       (1.2)     0.6
Other income from
  continuing operations               47.6     28.4   $43.3 $25.8
Minority interest in
  net income of Armor All                      (1.9)         (1.6)
                                     -----    -----    ----  ----
Income (loss) from
  continuing operations            $(224.4) $(276.3)  $43.3 $24.2
                                     =====    =====    ====  ====

     The $61.9 million ($46.8 million after-tax) of compensation expense in continuing operations consists of $23.6 million in compensation cost associated with an allocation of cash and shares to ESOP plan participants resulting from a paydown of ESOP debt by the ESOP trust and $38.3 million of compensation cost associated with the Company's vested stock options and other compensation programs.

     The $208.9 million ($149.6 million after-tax) of charges for restructuring, asset impairment and other operating items in continuing operations resulted, in part, from the initiation by the Company's management of several measures designed to streamline operations and improve productivity in the Company's distribution
and Water Products businesses.   These measures include
consolidation of certain facilities, workforce reductions and

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


divestiture of under-performing assets and are expected to reduce operating expenses, improve working capital efficiency and enhance customer service. Approximately half of the charge is related to a writedown of the Company's investment in its service merchandising business as a result of recent significant changes in that businesses' customer base and marketplace. Other charges consist primarily of writedowns to fair value less costs to sell for assets to be disposed of, impairment losses on capitalized software due to changes in technology, severance for an announced company-wide workforce reduction of approximately 350 individuals, writedowns of inventory associated with the discontinuation of certain product lines and receivable reserves related to facility closures and a reassessment of credit risks in the Company's distribution businesses. The assets to be disposed of are associated with facility consolidations in the distribution and Water Products businesses and surplus properties held by the Company. The disposition of these properties is expected to occur over a two to three year period.

     Nine month net income of $364.9 million or $8.05 per fully diluted share includes a loss from continuing operations of $232.8 million and income from discontinued operations of $597.7 million, including the $576.7 million gain from the sale of the PCS Business. The $232.8 million loss from continuing operations in the nine months includes the $46.8 million of after-tax compensation costs related to the PCS Transaction, $107 million of income tax expense related to the transfer of assets and liabilities from McKesson to New McKesson to effect the PCS Transaction, $156.6 million of after-tax charges for restructuring, asset impairment and other operating items and a $1.0 million benefit from contributions of Armor All shares to the McKesson Foundation.

     Prior year results included an after-tax gain of $24.5 million for special items within continuing operations, $21.4 million in earnings from discontinued operations, an extraordinary loss of $4.2 million after-tax upon the early retirement of $50 million of 8-5/8% debt and a $16.7 million after-tax charge for the cumulative effect of adopting SFAS No. 112 "Employers' Accounting for Postemployment Benefits."

     The $37.4 million ($24.5 million after-tax) of special items in continuing operations in the prior year nine months included a pre-tax gain on the sale and donation of Armor All stock of $55.1 million, partially offset by a contribution to the McKesson

Foundation of $4.3 million and a loss on the termination of interest rate swap arrangements of $13.4 million. These interest rate swap arrangements had been designated, through March 31, 1993, as a hedge of the Company's short-term variable interest domestic borrowings. As a result of the Company's May 12, 1993 sale of Armor All shares and other factors, the interest rate swap arrangements were no longer considered effective as a hedge against the variable-rate borrowings as the Company, at that time, no longer expected to borrow domestically on a short-term basis in fiscal 1994.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW

Segment Results
- ---------------

        The operating profits of the Company's continuing operations by business segment were impacted in the current year quarter and nine months by the previously discussed charges for restructuring, asset impairment and other operating items, compensation costs associated with the PCS Transaction and contributions to the McKesson Foundation. Prior year nine month corporate and other results include the previously discussed income from special items.

                              Quarter Ended           Nine Months Ended
                               December 31               December 31
                           ---------------------    --------------------
                                             %                       %
                           1994      1993   Chg.    1994      1993  Chg.
                           ----      ----   ----    ----      ----  ----
                                            (in millions)
REVENUES
Health Care Services(1)  $3,248.9  $3,113.6   4.3  $9,508.4  $8,824.6   7.7
Water Products               57.5      56.6   1.6     188.1     180.1   4.4
Armor All                    39.2      33.4  17.4     136.9     117.4  16.6
Corporate                     4.4       2.8             7.6       4.8
                          -------   -------         -------   -------
   Total                 $3,350.0  $3,206.4   4.5  $9,841.0  $9,126.9   7.8
                          =======   =======         =======   =======

OPERATING PROFIT

Health Care Services     $ (123.4) $   48.0        $  (41.9) $  135.3
Water Products              (12.4)      8.5             6.5      27.6
Armor All                     6.4       5.9            24.5      22.0
                           ------    ------          ------    ------

   Total                   (129.4)     62.4           (10.9)    184.9

Interest - net(2)            (7.6)    (10.0)          (28.4)    (29.7)
Corporate and other         (87.4)     (9.1)         (105.4)      9.5
                           ------    ------          ------    ------
   Income (loss)
     before taxes        $ (224.4) $   43.3        $ (144.7) $  164.7
                           ======    ======          ======    ======



1  Health Care Services Revenues includes:
   Sales to customers'
     warehouses            $708.1    $751.7  (5.8) $2,148.6  $2,086.2   3.0
  International revenues    379.9     336.2  13.0   1,057.6     989.9   6.8

2  Interest is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW

     HEALTH CARE SERVICES -- The Health Care Services segment includes the results of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations (including Canada, Mexico, and Central America). The segment accounted for 97% of consolidated revenues in the quarter.

     Sales of the U.S. distribution services businesses, excluding sales to customers' warehouses, increased 7% in the quarter and 10% in the nine months, primarily reflecting real volume growth. The increase in volume was driven by increased sales to Valu-Rite pharmacies offset, in part, by sales declines in the segment's service merchandising unit. The Valu-Rite program was expanded during fiscal year 1994 to provide more profit-improvement opportunities for customers including the establishment of a pharmacy provider network and the implementation of expanded generic drug and private label programs.

     The operating loss in the quarter and nine months includes $176.7 million and $188.2 million, respectively, of charges for restructuring, asset impairment and other operating items. The underlying operating margin trend in the Company's U.S. distribution businesses was favorable in the quarter, reflecting lower operating expense ratios.

     Revenues for the international pharmaceutical operations, principally Canada, were up 13% in the quarter and 7% in the nine months. Operating profits in the international pharmaceutical operations increased in the quarter and the nine months.

     WATER PRODUCTS -- Revenues in the Water Products segment were up 2% in the quarter and 4% in the nine months. Operating results in the quarter and nine months include $17.3 million of charges for restructuring, asset impairment and otheroperating items. Results were also unfavorably impacted in the quarter and nine months by expenses related to the introduction of a new line of single-service bottled water products, promotional expenses and increased raw material prices for bottles and packaging in the grocery products division.

     ARMOR ALL -- Revenues in the Armor All segment increased 17% in both the quarter and nine months. The increase in the quarter reflects increased sales of new products and protectant. Operating profits grew at a slower rate than revenues, up 8% in the quarter and 11% in the nine months, primarily due to increased promotional spending for protectant products and start-up costs associated with new products.

     CORPORATE AND OTHER -- Corporate and other in the quarter includes $61.9 million of compensation costs related to the PCS
Transaction, $14.9 million of charges for restructuring, asset impairment and other operating items and $1.2 million of contributions to the McKesson Foundation.

     An additional $0.8 million of contributions to the McKesson
Foundation is included in the nine months. Prior year nine month results include $37.4 million of income from special items.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW

     DISCONTINUED OPERATIONS -- Earnings from discontinued operations were $579.7 million in the quarter and $597.7 million in the nine months, including a gain on the sale of the PCS Business of $576.7 million. The results of the PCS Business are included in discontinued operations through the date of disposition, November 21, 1994. Revenues generated by the PCS Business through the date of sale were $31.7 million in the quarter and $135.4 million in the nine months.

     Discontinued operations in the nine months also included $1.6 million from settlements recovered in insurance litigation related to environmental matters associated with the former operations of the Company's chemical businesses, which were divested in fiscal 1987.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     Cash, short-term investments and marketable securities increased $551.3 million in the nine months compared to a $106.1 million decline in the prior year. The increase in the current year is due primarily to the proceeds received from the PCS Transaction.

     Net interest expense decreased in the quarter and the nine months primarily due to the investment of the proceeds received from the PCS Transaction in the third quarter. Until redeployed, the cash is being invested in U.S. Treasury securities. The Company's debt-to-capital ratio was 36% at December 31, 1994 compared to 44% at March 31, 1994, reflecting the increase in equity resulting from the gain on the sale of the PCS Business.

     Taxes on income in continuing operations consist of the
following:
                                               Quarter   9 Months
                                                 Ended     Ended
                                               12/31/94  12/31/94
                                               --------  --------
                                                  (in millions)
Tax expense on corporate restructuring to
  effect the PCS Transaction                      $107.0  $107.0
Tax benefit on compensation costs related
  to the PCS Transaction                           (15.1)  (15.1)
Tax benefit on charges for restructuring,
  asset impairment and other operating items       (59.3)  (63.8)
Tax benefit on contributions of Armor All
  stock to McKesson Foundation                      (1.8)   (3.0)
Tax expense on other income from
  continuing operations                             19.2    56.4
                                                   -----   -----
Taxes on income from continuing operations        $ 50.0  $ 81.5
                                                   =====   =====

     The effective tax rate for the nine months ended December 31, 1994 is impacted by $81.5 million of pre-tax nondeductible charges for certain compensation costs and a writedown of goodwill.

     Fully diluted shares increased to 45.1 million in the nine months from 44.0 million in the prior year primarily reflecting the exercise of employee stock options.
                               -18-


                   PART II.  OTHER INFORMATION
                   ===========================



Item 6.   Exhibits and Reports on Form 8-K
- --------------------------------------------


          (a)  Exhibits

               (11)  Computation of Earnings per Common Share

               (27)  Financial Data Schedule


          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended December 31, 1994.































                               19


                            SIGNATURE





                        S I G N A T U R E



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                McKESSON CORPORATION
                                (Registrant)




Dated:February 10, 1995         By /s/ Kevin B. Ferrell
                                --------------------------
                                Kevin B. Ferrell
                                Vice President and
                                  Chief Financial Officer




                                By /s/ Richard H. Hawkins
                                ---------------------------
                                Richard H. Hawkins
                                Vice President and
                                  Controller

















                               20



                        INDEX TO EXHIBITS




Exhibit
Number
- ------

 (11)     Computation of Earnings per Common Share


 (27)     Financial Data Schedule






































                               21


                                                       Exhibit (11)
                      McKESSON CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE
                           (unaudited)
             (in millions except per share amounts)


                                           Quarter          Nine Months
                                             Ended            Ended
                                           December 31      December 31
                                          ------------     ------------
                                          1994     1993     1994     1993
                                          ----     ----     ----     ----
FULLY DILUTED EARNINGS PER SHARE
Income (loss) after taxes from
  continuing operations                  $(276.3) $  24.2  $(232.8) $  95.3
Contribution adjustment - Series B ESOP
  convertible preferred stock(1)               -     (0.9)    (1.8)    (2.7)
                                           -----    -----    -----    -----
                                          (276.3)    23.3   (234.6)    92.6
Discontinued operations                      3.0      7.5     21.0     21.4
Discontinued operations
  - gain on sale of PCS                    576.7        -    576.7        -
Extraordinary item                             -        -        -     (4.2)
Cumulative effect of accounting change         -        -        -    (16.7)
                                           -----    -----    -----    -----
     Total                               $ 303.4  $  30.8  $ 363.1  $  93.1
                                           =====    =====    =====    =====
Fully diluted shares
  Common shares outstanding(2)              44.2     40.9     42.6     40.6
  Convertible securities - dilutive          1.4      3.2      2.5      3.4
                                           -----    -----    -----    -----
     Total                                  45.6     44.1     45.1     44.0
                                           =====    =====    =====    =====
Fully diluted earnings (loss) per share
  Continuing operations                  $ (6.06) $   .52  $ (5.20) $  2.10
  Discontinued operations                    .07      .17      .47      .49
  Discontinued operations
    - gain on sale of PCS                  12.64        -    12.78        -
  Extraordinary item                           -        -        -     (.10)
  Cumulative effect of accounting change       -        -        -     (.38)
                                           -----    -----    -----    -----
     Total                               $  6.65  $   .69  $  8.05  $  2.11
                                           =====    =====    =====    =====
PRIMARY EARNINGS PER SHARE
Income (loss) after taxes from
  continuing operations                  $(276.3) $  24.2  $(232.8) $  95.3
Dividend requirements
    - preferred stocks(1)                      -     (1.6)    (3.5)    (5.2)
                                           -----    -----    -----    -----
                                          (276.3)    22.6   (236.3)    90.1
Discontinued operations                      3.0      7.5     21.0     21.4
Discontinued operations
    - gain on sale of PCS                  576.7        -    576.7        -
Extraordinary item                             -        -        -     (4.2)
Cumulative effect of accounting change         -        -        -    (16.7)
                                           -----    -----    -----    -----
     Total                               $ 303.4  $  30.1  $ 361.4  $  90.6
                                           =====    =====    =====    =====
Primary shares
  Common shares outstanding(2)              44.2     40.9     42.6     40.6
                                           =====    =====    =====    =====
Primary earnings (loss) per share
  Continuing operations                  $ (6.24) $   .54  $ (5.55) $  2.21
  Discontinued operations                    .07      .19      .50      .53
  Discontinued operations
    - gain on sale of PCS                  13.03        -    13.54        -
  Extraordinary item                           -        -        -     (.10)
  Cumulative effect of accounting change       -        -        -     (.41)
                                           -----    -----    -----    -----
     Total                               $  6.86  $   .73  $  8.49  $  2.23
                                           =====    =====    =====    =====
1  Net of certain tax benefits.

2 Common shares outstanding have been computed by adding the monthly averages (beginning of the month plus end of the month divided by 2), dividing the aggregate by 3 or 9 as appropriate and adjusting this total for dilutive stock options using the treasury stock method based on the greater of the common share price at the end of the period or the average common share price during the period (fully diluted) and on the average common share price during the period (primary).




                                                           Exhibit (27)

                      McKESSON CORPORATION
                     FINANCIAL DATA SCHEDULE
                        December 31, 1994
             (in millions except per share amounts)

     This schedule contains summary financial information extracted from the McKesson Corporation Consolidated Financial Statements as of December 31, 1994 and March 31, 1994 and for the nine months ended December 31, 1994 and 1993 and is qualified in its entirety by reference to such financial statements.



REGULATION
NUMBER         STATEMENT CAPTION                             FY95      FY94
- -------------  -----------------                             ----      ----
5-02(1)        Cash and cash items                         $  144.2  $   89.0
5-02(2)        Marketable securities                          496.1         -
5-02(3)(a)(1)  Accounts receivable - trade                    891.2     775.2
5-02(4)        Allowance for doubtful accounts                (64.7)    (30.8)
5-02(6)        Inventory                                    1,219.4     993.5
5-02(9)        Total current assets                         2,759.7   1,873.5
5-02(13)       Property, plant and equipment                  749.9     788.1
5-02(14)       Accumulated depreciation                      (398.9)   (391.5)
5-02(18)       Total assets                                 3,505.1   2,835.0
5-02(21)       Total current liabilities                    1,786.6   1,428.2
5-02(22)       Bonds, mortgages and similar debt              459.4         -
5-02(28)       Preferred stock - mandatory redemption             -         -
5-02(29)       Preferred stock - no mandatory redemption          -     125.3
5-02(30)       Common stock                                      .4      89.2
5-02(31)       Other stockholders' equity                     989.2     464.1
5-02(32)       Total liabilities & stockholders' equity     3,505.1   2,835.0
5-03(b)(1)(a)  Net sales of tangible products               9,841.0   9,126.9
5-03(b)(1)     Total revenues                               9,841.0   9,126.9
5-03(b)(2)(a)  Cost of tangible goods sold                  9,060.4   8,345.8
5-03(b)(2)     Total costs & exp. appl. to sales & revenues 9,060.4   8,345.8
5-03(b)(3)     Other costs and expenses                           -         -
5-03(b)(5)     Provision for doubtful accounts & notes         44.2       6.2
5-03(b)(8)     Interest & amortization of debt discount        33.6      30.7
5-03(b)(10)    Income before taxes & other items             (144.7)    164.7
5-03(b)(11)    Income tax expense                             (81.5)    (64.5)
5-03(b)(14)    Income/loss from continuing operations        (232.8)     95.3
5-03(b)(15)    Discontinued operations                        597.7      21.4
5-03(b)(17)    Extraordinary items                                -      (4.2)
5-03(b)(18)    Cumulative effect-chngs. in acctg. prin.           -     (16.7)
5-03(b)(19)    Net income or loss                             364.9      95.8
5-03(b)(20)    Earnings per share - primary                    8.49      2.23
5-03(b)(20)    Earnings per share - fully diluted              8.05      2.11





February 10, 1995




Securities and Exchange Commission
File Desk, Room 1004
450 Fifth Street, NW
Washington, DC  20549


RE:  McKesson Corporation - Direct Transmission
     Quarterly Report on Form 10-Q -
       Quarter Ended December 31, 1994
     SEC File No. 1-13252

- -----------------------------------------------

Gentlemen/Ladies:

On behalf of McKesson Corporation (the "Company"), we submit for filing via direct transmission the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, together with all exhibits.

Should you have any questions regarding this filing, please telephone me collect at (415)983-8301.

Very truly yours,


/s/ Nancy A. Miller
NANCY A. MILLER
Vice President and Corporate Secretary


cc:  New York Stock Exchange, Inc.
     Listed Company Marketing Division
     20 Broad Street
     New York, NY 10005
     (w/1 exectued copy)

     The Pacific Stock Exchange
     301 Pine Street
     San Francisco, CA 94104
     Attn:  Filing Desk - MS#7070
     (w/1 conformed copy)

     The Nasdaq Stock Market, Inc.
     1735 K Street, NW
     Washington, DC 20006-1500
     Attn:  Perry Peregoy
            Managing Director
            Nasdaq Market Services
     (w/3 conformed copies)