Form 10-Q/A
period 1994-12-31
MCKESSON CORP
filed 1995-03-20
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-Q/A


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended December 31,  1994


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    ------------

Commission file number 1-13252


                      McKESSON CORPORATION
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           DELAWARE                            94-3207296
 -----------------------------     ------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)

   One Post Street, San Francisco, California           94104
   ----------------------------------------------------------
   (Address of principal executive offices)        (Zip Code)

                         (415) 983-8300
      ----------------------------------------------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [ X ]     No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                Outstanding at December 31, 1994
- ----------------------------   --------------------------------
Common stock, $.01 par value            43,929,298 shares




The undersigned registrant hereby amends the items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended December 31, 1994 as set forth below.




                      LIST OF ITEMS AMENDED
                      =====================


1.   Amendment of Exhibit 27




                       TEXT OF AMENDMENTS
                       ==================


1.   Amendment of Exhibit 27
     -----------------------

     The purpose of this amendment is to properly file Exhibit 27.
Exhibit 27 is hereby amended by deleting the exhibit in its entirety and replacing it with Exhibit 27 attached hereto and filed herewith.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              McKesson Corporation
                               (Registrant)

March 20, 1995                /s/Nancy A. Miller
                              -----------------------------
                              Nancy A. Miller
                              Vice President and Secretary