Form 10-K405
period 1995-03-31
MCKESSON CORP
filed 1995-06-12
CIK 927653

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1995

                                       or

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-13252


                              McKESSON CORPORATION
                             A Delaware Corporation
                       I.R.S. Employer Number 94-3207296

            McKesson Plaza, One Post Street, San Francisco, CA 94104
                      Telephone - Area Code (415) 983-8300



Securities registered pursuant to Section 12(b) of the Act:

                                                    (Name Of Each Exchange
  (Title Of Each Class)                              On Which Registered)

  Common Stock, $.01 par value                      New York Stock Exchange
                                                     Pacific Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 1, 1995: $1,734,940,620

Number of shares of common stock outstanding at June 1, 1995:  44,626,319


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Appendix to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 1995 are incorporated by reference into Parts I and II of this report. Portions of the Registrant's Proxy Statement for said meeting are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


Item                                                                        Page
- ----                                                                        ----

                                     PART I

  1.    Business.........................................................     1

  2.    Properties.......................................................     6

  3.    Legal Proceedings................................................     6

  4.    Submission of Matters to a Vote of Security Holders..............     8

        Executive Officers of the Registrant.............................     9


                                    PART II


  5.    Market for the Registrant's Common Stock and Related Stockholder
         Matters.........................................................    11

  6.    Selected Financial Data..........................................    11

  7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    11

  8.    Financial Statements and Supplementary Data......................    11

  9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................    11


                                    PART III


 10.    Directors and Executive Officers of the Registrant...............    12

 11.    Executive Compensation...........................................    12

 12.    Security Ownership of Certain Beneficial Owners and Management...    12

 13.    Certain Relationships and Related Transactions...................    12


                                    PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.    13

        Signatures.......................................................    14

                                    PART I



ITEM 1.   BUSINESS

(a)  General Development of Business

     New McKesson (the "Company") was organized in the state of Delaware on July 7, 1994 as a wholly-owned subsidiary of McKesson Corporation, a Delaware corporation ("McKesson"), for the purpose of owning and operating the businesses of McKesson following the acquisition of McKesson's pharmaceutical benefits management business ("PCS") by ECO Acquisition Corporation ("ECO"), a subsidiary of Eli Lilly and Company ("Lilly"), for approximately $4 billion (the "PCS Transaction"). PCS had been operated primarily by PCS Health Systems, Inc. and Clinical Pharmaceuticals, Inc., both of which were wholly-owned subsidiaries of McKesson.

     As part of the PCS Transaction, on November 21, 1994 the Company acquired all of the assets and liabilities of McKesson, other than those related to PCS, and McKesson distributed to its stockholders one share of the Company's common stock for each share of McKesson common stock held of record as of November 19, 1994 (the "Spin-Off").

     Simultaneously with the Spin-Off, ECO consummated a tender offer for all outstanding shares of McKesson common stock at a price of $76 per share (the "Offer"). Following the completion of the Offer, McKesson merged with and into ECO.

     As a result of the PCS Transaction (i) Lilly became the indirect sole owner of PCS, and (ii) each existing McKesson stockholder received (a) a cash payment of $76 per share of McKesson common stock (representing the proceeds from the sale of PCS) and (b) one share of common stock of the Company, representing their continuing interest in the retained businesses.

     For financial statement purposes, the Company is the continuing entity and has retained the name McKesson Corporation. PCS is reflected as a discontinued operation in the Company's consolidated financial statements.

     In May 1995, the Company announced its intention to repurchase from time to time up to 3.5 million shares of its common stock in open market or private transactions.


     Developments which could be considered significant to individual segments of the business are described under (c)(1) "Narrative Description of Business" on pages 1 through 6 of this report.


(b)  Financial Information About Industry Segments

     Financial information for the three years ended March 31, 1995 appears in Financial Note 15, "Segments of Business", on pages 39 and 40 of the Appendix to the Company's 1995 Proxy Statement, which note is incorporated herein by reference.


(c)  Narrative Description of Business

     (1) Description of Segments of Business

          The principal segments of the Company's business are:

          Health Care Services
          Water Products
          Armor All

Health Care Services

PRODUCTS & MARKETS

     Wholesale Distribution of Pharmaceutical & Health Care Products -- Within the United States and Canada, the Company is the largest wholesale distributor of ethical and proprietary drugs and health and beauty care products. Its products are distributed to chain and independent drug stores, hospitals, food stores and mass merchandisers. This business requires large inventories, significant amounts of which are financed by related payables. In addition, the Company owns a 22.7% equity interest in Nadro, S.A. de C.V. the leading pharmaceutical wholesaler in Mexico.

     Using the name "Economost" and "Econolink" and a number of related service marks, the Company has promoted electronic order entry systems and a wide range of computerized merchandising and asset management services for drug retailers and hospitals. The Company is also a supplier of computer systems and software for pharmacy management.

     In the United States, the Company does business under the McKesson Drug Company tradename. In Canada, the Company does business under the name Medis Health and Pharmaceutical Services Inc..

     Voluntary Marketing Program -- Under the Valu-Rite pharmacy program, the Company provides its independent U.S. retail drug store customers with a common marketing identity, group advertising, purchasing programs, promotional merchandise and access to a pharmacy provider network. At March 31, 1995, approximately 5,000 stores were participating in the Valu-Rite program. Similar programs are available to independent drug stores through other drug wholesalers. The Company provides similar services to retail drug stores in Canada.

     Millbrook Distribution Services Co. -- Millbrook Distribution Services Co. distributes health and beauty care products, general merchandise and specialty foods to supermarkets, drug stores and discount department stores. The distribution services provided include product recommendations, procurement, warehousing, distribution, retail shelf management and temporary field labor.

     Healthcare Delivery Systems, Inc. ("HDS") -- HDS provides services designed to meet the needs of pharmaceutical and other healthcare manufacturers in commercializing a product and enhancing its market position. The core activity of HDS currently is the development of integrated systems for specialized delivery of pharmaceutical products. These systems manage manufacturer cost and information requirements through a variety of services including financial assistance programs for patients, reimbursement support and patient advocacy programs, clinical trial support services, and product hot-line and physician and patient information programs.

     Other -- Through its Sunmark operations, the Company supplies durable medical equipment to the home health care industry. Through its Central American operation, the Company manufactures a full line of branded generic pharmaceuticals that is distributed directly and indirectly to retailers in Central America. Through Zee Medical, Inc., the Company distributes first-aid products and supplies to industrial and commercial customers.


COMPETITION


     In every area of operations, the distribution businesses (not including
HDS) face strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, and from manufacturers engaged in direct distribution. The particular area in which HDS provides services is in a rapid state of development and therefore there are no clearly defined markets in which HDS competes. It nonetheless faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of HDS) which may from time to time decide to develop, for their own internal needs, those services which are provided by HDS and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in the industry.


INTELLECTUAL PROPERTY

     The principal trademarks and service marks of the Health Care Services segment are: ECONOMOST(R), ECONOLINK(R) and VALU-RITE(R). The Health Care Services segment also owns other registered and unregistered trademarks and service marks and similar rights. All of the principal marks are registered in the United States and registration has been obtained or applied for in Canada with respect to such marks. The United States federal registrations of these trademarks and service marks have ten or twenty year terms, depending on date of registration; the Canadian registrations have fifteen year terms. All are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement. The Company does not consider any particular patents, licenses, franchises or concessions to be material to the business of the Health Care Services segment.


Water Products

PRODUCTS & MARKETS

     McKesson Water Products Company is primarily engaged in the processing and sale of bottled drinking water delivered to homes and businesses under its Sparkletts, Alhambra, and Crystal brands in California, Arizona, Nevada and Texas. It also sells and leases bottled water dispensers and coolers in the foregoing states, and sells packaged water through retail stores in approximately 40 states. In addition, under the Aqua-Vend trademark, it sells processed water through vending machines in California, Arizona, Nevada, Texas, Louisiana and Florida. Due to the nature of this business, it does not generally (a) require significant amounts of inventory to meet the needs of its customers or to meet its own internal supply requirements, (b) provide significant extended payment terms to its customers or (c) otherwise have significant working capital requirements.


COMPETITION

     Although this business faces competition from several larger competitors, the competition is generally widely dispersed between many different entities. Principal among the large local competitors of the Water Products segment are:
Arrowhead (California and Arizona) and Ozarka/Oasis (Texas) (both owned by Nestle); Hinckley & Schmitt (Arizona, Las Vegas, and Southern California) and Sierra Springs (Northern California and Texas) (both owned by Anjou Bottled Water Group, a subsidiary of a large French water utility); Crystal Geyser (nationally distributed); Evian (nationally distributed) (owned by Groupe Donone, S.A.) and Glacier Water Services, Inc.. This operation faces significant competition in both price and service in all aspects of its business.


INTELLECTUAL PROPERTY

     The principal trademarks and service marks of the Water Products segment are: SPARKLETTS(R), ALHAMBRA(R), CRYSTAL(TM), CRYSTAL-FRESH(R) and AQUA-VEND(R). The McKesson Water Products Company also owns other registered and unregistered trademarks and service marks used by the Water Products segment. All of the principal trademarks and service marks are registered in the United States, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement. The Company does not consider any particular patents, licenses, franchises or concessions to be material to the business of the Water Products segment.


Armor All

PRODUCTS & MARKETS

     The Company is engaged through its majority-owned Armor All Products Corporation subsidiary ("Armor All") in developing and marketing a line of branded appearance enhancement and protection products primarily for the do-it-yourself automotive and home care markets. Its principal brand, Armor All(R), has the leading position in the domestic automotive protectant market. A second major brand, Rain Dance(R), is a strong competitor in the market for automotive waxes, polishes and washes. Armor All's principal product, Armor All(R) Protectant, is designed to protect and beautify natural and synthetic polymer materials and is used primarily on certain automobile surfaces. Armor All's products are marketed in the U.S. and Canada by its direct sales force and through independent manufacturers' representatives and distributors. International sales are effected through foreign sales offices, foreign distributors and a marketing and distribution alliance with S.C. Johnson. Primary customers include mass merchandise retailers, auto supply stores, warehouse clubs, hardware stores and other retail outlets. The Company in recent years has extended its product lines by introducing Armor All(R) Tire Foam(R) Protectant, Armor All(R) QuickSilver(TM) Wheel Cleaner, Armor All(R) Protectant Low-Gloss Natural Finish, Armor All(R) Spot & Wash(TM) Concentrate, Armor All(R) Leather Care Protectant, WAX PAX(TM) Instant Car Wax and three car polishes under the Rain Dance name. In January 1994, Armor All entered the home care market with the acquisition of the E-Z Deck Wash(R) and E-Z D(TM) brands. The E-Z Deck Wash product is designed to clean and restore wood surfaces such as patio decks, siding and fences. In February 1995, Armor All introduced three new home care products: Armor All Deck Protector, Armor All Water Proofing Sealer and Armor All Vinyl Siding Wash. Products which comprise a majority of Armor All's sales volume are manufactured under full service packaging agreements whereby contract packagers generally own the raw materials and finished goods in their possession and transfer title to Armor All just prior to shipment to Armor All's customers. Armor All's use of contract packagers permits it to avoid significant investments in inventory, machinery and other fixed assets. Armor All's relationships with its three most important packagers have lasted for 7, 10 and 22 years, respectively. Subject to contractual arrangements, Armor All periodically reevaluates its selection of packagers, and believes that other acceptable packagers are readily available.


COMPETITION

     In the domestic protectant market, Armor All Protectant has two principal competitors, STP(R) Son-of-a-Gun(R) Protectant and Turtle Wax(R) Formula 2001(R), and several secondary competitors. Armor All Tire Foam Protectant has three principal competitors, No Touch(R), Turtle Wax(R) Formula 2001 and STP(R) Son-of-a-Gun(R) Tire Care, and several secondary competitors. Armor All QuickSilver Wheel Cleaner has four principal competitors, Eagle One(R), Turtle Wax(R) Formula 2001, Turtle Wax(R) Wheel Brite and Espree(R), and several secondary competitors. Armor All brand cleaner competes against many specialty automotive cleaner products. Armor All brand wash products and all of the Rain Dance and Rally brand products compete with numerous wash, wax and polish products in the automotive aftermarket. Competition in international markets varies by country. Armor All believes that brand recognition and loyalty, access to retail shelf space, product convenience and effectiveness, trade promotion and consumer advertising, support of customers' inventory management and marketing efforts, and pricing are important competitive factors in the appearance protection market. Armor All believes that it competes favorably with respect to these factors.

     In the domestic home care products market, the E-Z Deck Wash brand product has two principal competitors, Thompson's(R) Deck Wash and Olympic(R) Deck Cleaner, and several secondary competitors. Armor All Deck Protector and Water Proofing Sealer each compete against products marketed under the Thompson's, Olympic and Behr brand names. There are no directly competitive products to Armor All Vinyl Siding Wash.


INTELLECTUAL PROPERTY

     The principal trademarks and service marks of the Armor All segment are:
ARMOR ALL(R), VIKING DESIGN(R) and related designs, RAIN DANCE(R), RALLY(R), NO. 7(R), TIRE FOAM(R), QUICKSILVER(TM), SPOT & WASH(R), WAX PAX(TM), E-Z DECK WASH(R) and E-Z D(TM). Armor All also owns other registered and unregistered trademarks and service marks. All of the principal trademarks and service marks are registered in the United States and Canada. Such marks are also registered in certain other foreign jurisdictions. The United States federal registrations of these trademarks and service marks have ten or twenty year terms, depending on date of registration; the Canadian registrations have fifteen year terms.
All are subject to unlimited renewals. The Company believes it has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement.

     Armor All owns a process patent on ARMOR ALL Protectant and a patent on RAIN DANCE wax, and has applied for patents on ARMOR ALL QuickSilver Wheel Cleaner, ARMOR ALL Spot & Wash Concentrate, WAX PAX Instant Car Wax and ARMOR ALL Vinyl Siding Wash. In addition, Armor All owns a patent on an E-D DECK WASH product and has other domestic and foreign E-D DECK WASH patents pending. Armor All's process patent on ARMOR ALL Protectant will expire in 1996. Armor All's patent on RAIN DANCE wax will expire in the year 2000. The Company believes that Armor All's trademarks are more important assets than its patents, and that the termination or invalidity of its patents would not have a material adverse effect on Armor All.


OWNERSHIP

     In fiscal 1994, the Company sold to the public 5,175,000 shares and donated to the McKesson Foundation 250,000 shares of common stock of Armor All. An additional 350,000 shares of Armor All common stock were donated to the McKesson Foundation in fiscal 1995. These transactions reduced the Company's equity interest in Armor All from 83% to 55%. In addition, in fiscal 1994, the Company sold $180 million of subordinated debentures that are exchangeable, at the option of the holders, into 6.9 million additional shares of Armor All common stock owned by the Company, subject to the Company's right to pay cash equal to the market price of the stock in lieu of making the exchange. If all of the debentures were exchanged, the Company's ownership interest in Armor All would be reduced to approximately 22%. As a result of the foregoing, the Company may not be able to exercise continued control over the business operations of Armor All and may not be able to obtain the financial benefits it would otherwise have received if it had maintained its controlling interest in Armor All.


     (2) Other Information About the Business

     Customers -- Sales to the Company's largest customer, Wal-Mart Stores, Inc., accounted for 10% of consolidated revenues in fiscal 1995 and 1994; however, no material part of the business is dependent upon a single or a very few customers, the loss of any one of which could have a material adverse effect on the Company or any of its business segments.

     Environmental Legislation -- The Company sold its chemical distribution operations in fiscal 1987. In connection with the disposition of those operations, the Company retained responsibility for certain environmental obligations and has entered into agreements with the EPA and certain states pursuant to which it is or may be required to conduct environmental assessments and cleanups at several closed sites. These matters are described further in
Item 3 "Legal Proceedings" below. Other than any capital expenditures which may be required in connection with those matters, the Company does not anticipate making substantial capital expenditures for environmental control facilities or to comply with environmental laws and regulations in the future. The amount of capital expenditures expended by the Company for environmental compliance was not material in fiscal 1995 and is not expected to be material in the next fiscal year.

     Employees -- At March 31, 1995, the Company employed approximately 12,200 persons.

     Backlog Orders -- Each of the Company's segments seeks to promptly fill or otherwise satisfy the orders of each such segment's customers. Accordingly, none of the Company's segments has a significant backlog of customer orders.



(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales

     Information as to foreign operations is included in Financial Note 15, "Segments of Business" on pages 39 and 40 of the Appendix to the Company's 1995 Proxy Statement (the "Appendix"), which notes are incorporated herein by reference.



ITEM 2.   PROPERTIES

     Because of the nature of the Company's principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and adequate to meet its needs for the next several years. Information as to material lease commitments is included in Financial Note 10, "Lease Obligations" on page 31 of the Appendix, which note is incorporated herein by reference. Due to the numerous warehousing, office and other facilities utilized by the Company in its business operations, the Company does not believe that any one of its facilities is materially important to the Company.



ITEM 3.   LEGAL PROCEEDINGS

     In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and possible legal actions for product liability and other damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of the Company's business.

     The Company is a defendant in four civil actions filed between late 1993 and March of this year by independent pharmacies. The first proceeding, Feitelberg v. Abbott Laboratories, is pending in the Superior Court for the State of California (County of San Francisco) and is now referred to as Coordinated Proceeding Special Title, Pharmaceutical Cases I, II and III. The second proceeding, HJB, Inc. v. Abbott Laboratories (now known as MDL 997), is pending in the United States District Court for the Northern District of Illinois. The third proceeding, K-S Pharmacies, Inc. v. Abbott Laboratories, is pending in the Circuit Court of Wisconsin for Dane County. A fourth action, Adams v. Abbott Laboratories, was filed in the U.S. District Court for the Eastern District of Arkansas. These actions were brought as purported class actions on behalf of all other similarly-situated retail pharmacies. A class has been certified in MDL 997. There are numerous other defendants in these actions including pharmaceutical manufacturers, a pharmaceutical mail order firm, and several other wholesale distributors. These cases allege, in essence, that the defendants have unlawfully conspired together and agreed to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, discriminatory, and non-competitive levels, all in violation of various state and federal antitrust laws. Some of the plaintiffs specifically contend that the wholesaler and manufacturer defendants are engaged in a conspiracy to fix prices charged to plaintiffs and members of the purported classes (independent and chain retail drug stores) above the price levels charged to mail order pharmacies, HMOs and other institutional buyers. The California cases allege, among other things, violation of California antitrust law. In MDL 997 and Adams, plaintiffs allege that defendants' actions constitute price fixing in violation of the Sherman Act. In the K-S Pharmacies, Inc. complaint, plaintiffs allege violation of Wisconsin antitrust law. In each of the complaints, except Adams, plaintiffs seek certification as a class and remedies in the form of injunctive relief, unquantified monetary damages (trebled as provided by law), and attorneys fees and costs. In addition, the California cases seek restitution. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in all of these cases. In addition, the Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant. Plaintiffs have attempted to have the court declare the judgment sharing agreement unlawful, but these efforts, to date, have been unsuccessful.

     Primarily as a result of the operation of its former chemical businesses, which were divested in fiscal 1987, the Company is involved in numerous matters pursuant to various environmental laws and regulations. The Company has received various claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at six (6) sites where the Company formerly conducted operations; and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites. These actions include the investigation and remediation of contamination from its (or its former subsidiaries') former operations at the sites located in Newark, New Jersey, Santa Fe Springs, California, Spartanburg, South Carolina, Syracuse, New York and Union City, California. The site in Newark, New Jersey, is being investigated pursuant to a New Jersey Department of Environmental Protection administrative consent order dated August 20, 1993. The site in Santa Fe Springs, California, is undergoing soil remediation, with an evaluation of the ground water remediation alternatives to follow, pursuant to a California Environmental Protection Agency Department of Toxic Substances Control consent order dated January 8, 1990. The current owner of the site in Spartanburg, South Carolina, has agreed to fully indemnify the Company. Pursuant to a New York State Department of Environmental Conservation consent order dated August 31, 1987, the unsaturated soils at the Syracuse, New York location were remediated; the saturated soils and groundwater are being addressed as part of a separate operable unit. The site in Union City, California is undergoing soil and ground water remediation pursuant to a California Regional Water Quality Control Board site cleanup requirements order dated June 15, 1988 . At the sixth site, which is undergoing a Resource Conservation and Recovery Act closure and is located in Des Moines, Iowa, the Company has requested the EPA to acknowledge that the site has achieved the requirements for clean closure. The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these six (6) sites is approximately $22 million, net of amounts which third parties have agreed to pay in settlement or which the Company expects, based either on pending settlement offers or nonrefundable contributions which are ongoing but are not the subject of an agreement, to be contributed by third parties. The $22 million is expected to be paid out between April 1995 and March 2027. Another such Superfund site is a closed wood treatment facility formerly operated by Mass Merchandisers, Inc. ("MMI") acquired by the Company in 1985.
In fiscal 1993, a consent decree was entered whereby the Company will remediate the site at a cost estimated by the EPA to be approximately $11 million, with an additional estimated contingent cost of approximately $4 million. Through March 31, 1995, approximately $2 million had been paid out on the remediation of this site and approximately $9 million is expected to be paid out between April 1995 and March 1998. The $4 million additional estimated contingent cost will be paid, if at all, between April 2000 and March

2030. The anticipated costs of $22 million and $9 million are included in the Company's recorded environmental reserves at March 31, 1995.

     In addition to the foregoing remedial actions, the Company has been asked by current property owners to contribute to the investigation and environmental cleanup of eight (8) properties which the Company formerly owned or leased. At one of these properties, the government has ordered both the Company and an earlier former owner to investigate and remediate, and the Company is funding the work under a reservation of rights. One of the other properties is the subject of an order to investigate directed both to the current owner and the Company. No determination has been made of the Company's liability, if any, in proportion to other PRPs at any of these eight (8) former properties; however, $2.5 million has been included in the Company's recorded environmental reserves at March 31, 1995. The Company has also been designated as a potentially responsible party ("PRP") by the EPA under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged treatment or disposal of hazardous substances at twenty-six
(26) Superfund sites, at none of which the Company is the sole PRP. With respect to each of these Superfund sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. In some cases the Company has partial indemnity agreements with its insurers or an allocation or contribution agreement with other PRPs; at 18 of the 26 sites, while there is currently no indemnification from third parties or agreements from insurers to pay costs, the Company's alleged waste volumes were typically small. At three (3) of these Superfund sites another PRP has agreed to pay 45% of the allocated share of the Company's former subsidiary; three insurers have agreed to pay collectively 80% of the remainder. Such insurers have also agreed to pay 80% of the former subsidiary's allocation at one other Superfund site, and have agreed to indemnify 65% of the Company's allocation at seven (7) other Superfund sites. The estimated dollar amount of the Company's liability at the twenty-six (26) Superfund sites referenced in this paragraph is approximately $2.8 million, net of amounts which the third parties have agreed, or are expected, to contribute. Settlements and costs paid by the Company in Superfund matters to date have not been significant.

     The potential costs to the Company related to all of these environmental matters are highly uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of the Company's liability in proportion to other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties. The Company has established reserves, based on estimated total future cash flows, which it considers to be appropriate for these environmental matters, which reserves are net of approximately $15 million at March 31, 1995, relating to amounts third parties have agreed to pay in settlement or which the Company expects to be contributed by third parties, where the Company believes it is probable that the third parties will fulfill their agreements to pay.

     Management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed in this Item 3 will not have a material adverse effect on the Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 1995.

                      Executive Officers of the Registrant


     The following table sets forth information concerning the executive officers of the Registrant as of June 1, 1995. The number of years of service with the Company includes service with predecessor and acquired companies, including McKesson.

     There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


     Name            Age     Position with Registrant and Business Experience
- -----------------   -----    ---------------------------------------------------

Alan Seelenfreund     58     Chairman of the Board and Chief Executive Officer
                             since July 1994 and a Director since November 1994.
                             Formerly Chairman of the Board and Chief Executive
                             Officer (November 1989-November 1994), a Director
                             (July 1988-November 1994) and Chief Financial
                             Officer (April 1984-April 1990) of McKesson.
                             Service with the Company - 20 years.

David E. McDowell     52     President and Chief Operating Officer since
                             September 1994 and a Director since November 1994.
                             Formerly President and Chief Operating Officer and
                             a Director (January 1992-November 1994) of
                             McKesson. Vice President and General Manager,
                             Quality and Chief Information Officer, IBM
                             Corporation (November 1990-January 1992); President
                             of IBM's National Service Division (July 1987-
                             August 1990) and Assistant General Manager
                             (January-July 1987). Service with the Company -
                             3.5 years.

William A. Armstrong  54     Vice President Human Resources and Administration
                             since September 1994. Formerly Vice President Human
                             Resources and Administration (April 1993-November
                             1994), Vice President Administration (July 1991-
                             April 1993) and Executive Assistant to the Office
                             of the Chief Executive (1990-April 1992) of
                             McKesson. Service with the Company - 23 years.

Michael T. Dalby      49     Vice President Strategic Planning since September
                             1994. Principal at McKinsey & Company, Inc., an
                             international management consulting firm (1988-
                             1994). Service with the Company - 8 months.

Jon W. d'Alessio      48     Treasurer since September 1994. Formerly Treasurer
                             (January 1992-November 1994), Staff Vice President
                             Corporate Treasury (November 1991-January 1992) and
                             Staff Vice President and Chief Information Officer
                             (1990-November 1991) of McKesson. Service with the
                             Company - 17 years.

Kevin B. Ferrell      47     Vice President and Chief Financial Officer since
                             October 1994. Executive Vice President of Global
                             Investment Management at Bank of America (1993-
                             March 1994). Other positions in the last 18 years,
                             all associated with Bank of America: President and
                             Director of SeaFirst Bank, Senior Vice President
                             and Head of Corporate Banking in San Francisco and
                             Senior Vice President of Finance and Treasury.
                             Service with the Company - 7 months.



     Name            Age     Position with Registrant and Business Experience
- -----------------   -----    ---------------------------------------------------

Richard H. Hawkins    45     Vice President and Controller of the Company since
                             September 1994. Formerly Vice President (April 1993-
                             November 1994) and Controller (April 1990-November
                             1994) of McKesson, Chief Financial Officer
                             (September 1993-November 1994) of McKesson's Drug
                             Company division and Vice President Finance
                             (February 1991-April 1993) of McKesson's
                             Distribution Group. Service with the Company - 11
                             years.

David L. Mahoney      40     Vice President and President of Healthcare Delivery
                             Systems, Inc., a wholly-owned subsidiary of the
                             Company, since September 1994. Formerly Vice
                             President Strategic Planning (July 1990-September
                             1994) of McKesson. Principal at McKinsey & Company,
                             Inc., an international management consulting firm
                             (1987-July 1990). Service with the Company - 5
                             years.

Ivan D. Meyerson      50     Vice President and General Counsel since July 1994.
                             Formerly Vice President and General Counsel
                             (January 1987-November 1994) of McKesson. Service
                             with the Company - 17 years.

Nancy A. Miller       51     Vice President and Corporate Secretary since July
                             1994. Formerly Vice President and Corporate
                             Secretary (December 1989-November 1994) of
                             McKesson. Service with the Company - 17 years.


Charles A. Norris     50     Vice President and President of McKesson Water
                             Products Company, a wholly-owned subsidiary of the
                             Company, since September 1994. Formerly Vice
                             President (April 1993-November 1994) and President
                             (May 1990-November 1994) of McKesson Water Products
                             Company, a wholly-owned subsidiary of McKesson.
                             President of Deer Park Water Company, a bottled
                             drinking water firm (1981-May 1990). Service with
                             the Company - 5 years.


Garret A. Scholz      55     Vice President Finance since July 1994. Formerly
                             Vice President Finance (April 1990-November 1994)
                             and Vice President and Treasurer (November 1984-
                             April 1990) of McKesson. Service with the Company -
                             22 years.


James H. Smith        51     Vice President and President of the McKesson Drug
                             Company division since September 1994. Formerly
                             Vice President and President (February-November
                             1994) of the McKesson Drug Company division of
                             McKesson. Senior Vice President of Avnet, Inc., a
                             distributor of electrical and computer components
                             (1990-February 1994); Executive Vice President of
                             the Hamilton Hallmark Division (1990-February 1994)
                             and Vice President of the Hamilton Avnet Division
                             (1986-1990). Service with the Company - 1.3 years.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

(a)  Market Information

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. High and low prices for the common stock by quarter appear in Financial Note 17, "Quarterly Financial Information" on pages 43 and 44 of the Appendix which note is incorporated herein by reference.


(b)  Holders

     The number of record holders of the Company's common stock as of March 31, 1995 was 15,765.



(c)  Dividends

     Dividend information is included in Financial Note 17, "Quarterly Financial Information" on pages 43 and 44 of the Appendix, which note is incorporated herein by reference.



ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data is shown on pages 2 to 5 of the Appendix and is incorporated herein by reference.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     Management's discussion and analysis of the Company's financial condition and results of operations appears in the Financial Review on pages 6 to 16 of the Appendix and is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data appear on pages 20 to 44 of the Appendix and are incorporated herein by reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated by reference from the Company's 1995 Proxy Statement (the "Proxy Statement"). Certain information relating to Executive Officers of the Company appears at pages 9 and 10 of this Form 10-K Annual Report. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Company's 1995 Proxy Statement.



ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated herein by reference from the Company's Proxy Statement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated herein by reference from the Company's Proxy Statement.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain transactions with management is incorporated by reference from the Company's Proxy Statement.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Exhibits and Financial Statement Schedules

     The following consolidated financial statements of the Company and the Independent Auditors' Report are included on pages 19 to 44 of the Appendix and are incorporated by reference in Item 8:

     Independent Auditors' Report

     Consolidated Financial Statements

          Statements of Consolidated Income for the years ended
           March 31, 1995, 1994 and 1993

          Consolidated Balance Sheets, March 31, 1995, 1994 and 1993

          Statements of Consolidated Stockholders' Equity for the years ended March 31, 1995, 1994 and 1993

          Statements of Consolidated Cash Flows for the years ended
           March 31, 1995, 1994 and 1993

      Financial Notes


          The following are included herein:                                Page
                                                                            ----

          Independent Auditors' Report on Supplementary Financial Schedule   15

          Supplementary Financial Schedule:

            II  Consolidated Valuation and Qualifying Accounts               16


     Financial statements and schedules not included or incorporated by reference herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

     Exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index on pages 17 through 20.


(b)  Reports on Form 8-K

     None.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      McKESSON CORPORATION


Date:  May 26, 1995                   By: /s/Kevin B. Ferrell
                                          -------------------------------------
                                          Kevin B. Ferrell, Vice President
                                           and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 26, 1995 by the following persons on behalf of the Registrant and in the capacities indicated:


/s/Alan Seelenfreund                      /s/David E. McDowell
- -------------------------------------     --------------------------------------
Alan Seelenfreund, Chairman and Chief     David E. McDowell, President and Chief
 Executive Officer and Director            Operating Officer and Director


/s/Kevin B. Ferrell                       /s/Richard H. Hawkins
- -------------------------------------     --------------------------------------
Kevin B. Ferrell, Vice President          Richard H. Hawkins, Vice President
 and Chief Financial Officer               and Controller


                                          /s/Tully M. Friedman
- -------------------------------------     --------------------------------------
Mary G.F. Bitterman, Director             Tully M. Friedman, Director


/s/James R. Harvey                        /s/George M. Keller
- -------------------------------------     --------------------------------------
James R. Harvey, Director                 George M. Keller, Director


/s/Leslie L. Luttgens                     /s/John M. Pietruski
- -------------------------------------     --------------------------------------
Leslie L. Luttgens, Director              John M. Pietruski, Director


/s/Jane E. Shaw                           /s/Robert H. Waterman
- -------------------------------------     --------------------------------------
Jane E. Shaw, Director                    Robert H. Waterman, Jr., Director

                        INDEPENDENT AUDITORS' REPORT ON
                        SUPPLEMENTARY FINANCIAL SCHEDULE



The Stockholders and Board of Directors of McKesson Corporation:


We have audited the consolidated financial statements of McKesson Corporation and subsidiaries as of March 31, 1995, 1994 and 1993, and for the years then ended and have issued our report thereon dated May 12, 1995 which expresses an unqualified opinion and includes an explanatory paragraph relating to the Corporation's change in its method of accounting for postemployment benefits; such consolidated financial statements and report are included in the Appendix to your Proxy Statement for the 1995 annual meeting of stockholders of the Corporation and are incorporated herein by reference. Our audits also included the consolidated supplementary financial schedule of McKesson Corporation, listed in Item 14(a). This consolidated supplementary financial schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
San Francisco, California
May 12, 1995

                                                                     Schedule II
                      McKESSON CORPORATION - CONSOLIDATED
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
                                 (in thousands)


      Column A                      Column B          Column C           Column D         Column E
- ---------------------------------  ----------  ----------------------  -------------  ----------------
                                                      Additions
                                               ----------------------
                                   Balance at  Charged to  Charged to
                                   Beginning   Costs and     Other                       Balance at
     Description                    of Period   Expenses    Accounts    Deductions     End of Period
- ---------------------------------  ----------  ----------  ----------  -------------  ----------------

AMOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:

Year Ended March 31, 1995
- -------------------------

     Allowances for doubtful
       accounts receivable            $18,637     $49,452     $     -    $24,505         $43,584
     Other reserves                    15,599       6,066           -      5,621          16,044
                                      -------     -------     -------    -------         -------
                                      $34,236     $55,518     $     -    $30,126/(1)/    $59,628/(2)/
                                      =======     =======     =======    =======         =======


Year Ended March 31, 1994
- -------------------------

     Allowances for doubtful
       accounts receivable            $26,346     $ 9,994     $     1    $17,704         $18,637
     Other reserves                    14,886       5,144           -      4,431          15,599
                                      -------     -------     -------    -------         -------
                                      $41,232     $15,138     $     1    $22,135/(1)/    $34,236/(2)/
                                      =======     =======     =======    =======         =======


Year Ended March 31, 1993
- -------------------------

     Allowances for doubtful
       accounts receivable            $19,585     $17,670     $    76    $10,985         $26,346
     Other reserves                    13,823       3,855           -      2,792          14,886
                                      -------     -------     -------    -------         -------
                                      $33,408     $21,525     $    76    $13,777/(1)/    $41,232/(2)/
                                      =======     =======     =======    =======         =======

- -------------------------------------------

NOTES:                                             1995        1994        1993
                                                  ------      ------      ------

      1  Deductions:
           Written off                            $27,491     $17,704     $12,995
           Credited to other accounts               2,635       4,431         782
                                                  -------     -------     -------
               Total                              $30,126     $22,135     $13,777
                                                  =======     =======     =======

      2  Amounts shown as deductions from:
           Current receivables                    $56,023     $30,826     $38,014
           Other assets                             3,605       3,410       3,218
                                                  -------     -------     -------
               Total                              $59,628     $34,236     $41,232
                                                  =======     =======     =======

                                 EXHIBIT INDEX


Exhibit
Number                               Description
- -------   ----------------------------------------------------------------------


 2.1 Restructuring and Distribution Agreement dated as of July 10, 1994, by and among McKesson Corporation, a Delaware corporation ("Old
          McKesson"), McKesson Corporation, a Maryland corporation ("Maryland"),
          Clinical Pharmaceuticals, Inc. ("CPI"), PCS Health Systems, Inc.
          ("PCS") and the Company (Exhibit 2.1 (1)).

 2.2      Amendment, dated as of October 10, 1994, by and among Old McKesson,
          Maryland, CPI, PCS and the Company, which amends the Distribution
          Agreement (Exhibit 2.2 (3)).

 2.3      Second Amendment, dated as of November 3, 1994, by and among Old
          McKesson, Maryland, CPI, PCS and the Company, which amends the Distribution Agreement (Exhibit 2.5 (5)).

 2.4 Agreement and Plan of Merger, dated as of July 10, 1994, by and among Old McKesson, Eli Lilly and Company ("Parent") and ECO Acquisition
          Corporation (the "Purchaser") (Exhibit 2.3 (4)).


 2.5      Amendment, dated as of August 8, 1994, by and among Old McKesson,
          Parent and Purchaser, which amends the Merger Agreement (Exhibit 2.4
          (5))

 3.1 Corrected Restated Certificate of Incorporation of the Company, as filed with the Office of the Delaware Secretary of State on June 9, 1995.

 3.2      Restated By-Laws of the Company, as amended through April 26, 1995.

 4 Rights Agreement dated as of September 14, 1994 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit
          4.1 (4)).

10.1      Tax Sharing Agreement, dated as of July 10, 1994, among the Company,
          Old McKesson, Parent and the Purchaser (Exhibit 10.1 (1)).

10.2 HDS Services Agreement, dated as of July 10, 1994, among Parent, PCS and Healthcare Delivery Systems, Inc. (Exhibit 10.2 (1)).

10.3 McKesson Services Agreement, dated as of July 10, 1994, between PCS and the Company (Exhibit 10.3 (1)).

10.4 Memorandum of Understanding, dated as of July 10, 1994, between Parent and the Company (Exhibit 10.4 (1)).

10.5      Non-Competition Agreement, dated as of July 10, 1994, between the
          Company, Old McKesson, the Purchaser and Parent (Exhibit 10.5 (1)).

10.6      McKesson Corporation 1994 Stock Option and Restricted Stock Plan
          (Amended Effective April 26, 1995) (Exhibit A (6)).

10.7      McKesson Corporation Supplemental PSIP (Exhibit 10.7 (2)).

10.8      McKesson Corporation Deferred Compensation Administration Plan
          (Exhibit 10.8 (2)).


                                 EXHIBIT INDEX


Exhibit
Number                               Description
- -------   ----------------------------------------------------------------------

10.9      McKesson Corporation Deferred Compensation Administration Plan II
          (Exhibit 10.9 (2)).


10.10     McKesson Corporation Directors' Deferred Compensation Plan (Exhibit
          10.10 (2)).

10.11     McKesson Corporation 1985 Directors' Elective Deferred Compensation
          Plan (Exhibit 10.11 (2)).


10.12     McKesson Corporation 1994 Option Gain Deferral Plan (Exhibit 10.12
          (3)).


10.13     McKesson Corporation 1985 Executives' Elective Deferred Compensation
          Plan (Exhibit 10.13 (2)).

10.14     McKesson Corporation Management Deferred Compensation Plan (Exhibit
          10.14 (2)).

10.15     McKesson Corporation 1984 Executive Benefit Retirement Plan (Exhibit
          10.15 (2)).


10.16     McKesson Corporation 1988 Executive Survivor Benefits Plan (Exhibit
          10.16 (2)).

10.17     McKesson Corporation Executive Medical Plan Summary (Exhibit 10.17
          (3)).

10.18     McKesson Corporation 1988 Management Survivor Benefits Plan (Exhibit
          10.18 (2)).


10.19     McKesson Corporation Severance Policy for Executive Employees (Exhibit
          10.19 (2)).


10.20     McKesson Corporation 1989 Management Incentive Plan (Amended and
          Restated Effective April 26, 1995) (Exhibit B (6)).

10.21     McKesson Corporation 1981 Long-Term Incentive Plan (Exhibit 10.21
          (2)).


10.22     McKesson Corporation 1973 Stock Purchase Plan (Exhibit 10.22 (2)).

10.23 Form of Termination Agreement by and between the Company and certain designated Executive Officers.

10.24     Description of McKesson Corporation Retirement Program for Nonemployee
          Directors.


10.25     Credit Agreement entered into as of March 31, 1995, among the Company,
          Medis Health and Pharmaceutical Services, Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions from time to time party to the agreement (collectively the "Banks"), Bank of America National Trust and Savings Association, as Agent for the Banks, Chemical Bank, as Co-Agent for the Banks and Bank of America Canada, as Canadian Administrative Agent.


10.26 Custodial Agreement Acknowledgment entered into as of March 31, 1995, among the Company and Bank of America National Trust and Savings
          Association (the "Custodian") in its capacity as Custodian under the Custodial Agreement and as Agent for the Banks from time to time party to the Credit Agreement.

                                 EXHIBIT INDEX


Exhibit
Number                               Description
- -------   ----------------------------------------------------------------------

10.27     Pledge Agreement entered into as of March 31, 1995 among the Company
          (the "Pledgor") and Bank of America National Trust and Savings
          Association, as Agent for the Banks from time to time party to the Credit Agreement.


10.28     Guaranty entered into as of March 31, 1995 by the Company (the
          "Guarantor"), in favor of and for the benefit of Bank of America
          National Trust and Savings Association, as Agent for and representative of the Banks party to the Credit Agreement.


11        Computation of Earnings Per Common Share for the Five Years Ended
          March 31, 1995.


13        1995 Annual Report to Security Holders Pursuant to Rule 14a-3(b). (7)


21        List of Subsidiaries of the Company.


23        Independent Auditors' Consent.


27        Financial Data Schedule.


Footnotes to Exhibit Index:


(1) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form 10 filed with the Commission on July 27, 1994, File No. 1-13252.


(2) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the Commission on August 26, 1994, File No. 1-13252.


(3) Incorporated by reference to designated exhibit to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the Commission on October 11, 1994, File No. 1-13252.


(4) Incorporated by reference to designated exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the Commission on October 27, 1994, File No. 1-13252.


(5) Incorporated by reference to designated exhibit to Amendment No. 4 to the Company's Registration Statement on Form 10 filed with the Commission on November 7, 1994, File No. 1-13252.


(6) Incorporated by reference to designated exhibit attached to the Company's definitive Proxy Statement dated June 9, 1995 for the Annual Meeting of Stockholders to be held on July 26, 1995.


(7) Filed as an Appendix to the Company's definitive Proxy Statement dated June 9, 1995 for the Annual Meeting of Stockholders to be held on July 26, 1995, and incorporated by reference herein.

                 Executive Compensation Plans and Arrangements




 1. McKesson Corporation 1994 Stock Option and Restricted Stock Plan (Amended Effective April 26, 1995).

 2. McKesson Corporation Supplemental PSIP.

 3. McKesson Corporation Deferred Compensation Administration Plan.

 4. McKesson Corporation Deferred Compensation Administration Plan II.


 5. McKesson Corporation Directors' Deferred Compensation Plan.

 6. McKesson Corporation 1985 Directors' Elective Deferred Compensation Plan.


 7. McKesson Corporation 1994 Option Gain Deferral Plan.


 8. McKesson Corporation 1985 Executives' Elective Deferred Compensation Plan.

 9. McKesson Corporation Management Deferred Compensation Plan.

10. McKesson Corporation 1984 Executive Benefit Retirement Plan.

11. McKesson Corporation 1988 Executive Survivor Benefits Plan.

12. McKesson Corporation Executive Medical Plan Summary.

13. McKesson Corporation 1988 Management Survivor Benefits Plan.

14. McKesson Corporation Severance Policy for Executive Employees.

15. McKesson Corporation 1989 Management Incentive Plan (Amended and Restated Effective April 26, 1995).

16. McKesson Corporation 1981 Long-Term Incentive Plan.

17. McKesson Corporation 1973 Stock Purchase Plan.

18. Form of Termination Agreement by and between the Company and certain designated Executive Officers.

19. Description of McKesson Corporation Retirement Program for Nonemployee Directors.