Form 10-Q
period 1995-06-30
MCKESSON CORP
filed 1995-08-04
CIK 927653

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               --------------   -------------

Commission file number 1-13252

                      McKESSON CORPORATION
- -----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           DELAWARE                                94-3207296
- -------------------------------              --------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

One Post Street, San Francisco, California                  94104
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

                         Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at June 30, 1995
- ----------------------------         ----------------------------
Common stock, $.01 par value              44,590,244 shares

                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================


Item                                                         Page
- ----                                                         ----

     1.   Financial Statements

          Consolidated Balance Sheets
               June 30, 1995 and March 31, 1995             3 - 4

          Statements of Consolidated Income
               Quarter ended June 30, 1995 and 1994           5

          Statements of Consolidated Cash Flows
               Quarter ended June 30, 1995 and 1994         6 - 7

          Financial Notes                                     8


     2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

          Financial Review                                 9 - 11




                   PART II.  OTHER INFORMATION
                   ===========================


     4.   Submission of Matters to a Vote of Security Holders  12

     6.   Exhibits and Reports on Form 8-K                     12

          Exhibit Index                                        14

                 PART I.  FINANCIAL INFORMATION
                 ==============================


              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                              June 30,  March 31,
                                                1995      1995
                                               ------    ------
                                                (in millions)
ASSETS
- ------
Current Assets
  Cash and cash equivalents                   $  288.9  $  385.4
  Marketable securities available for sale       412.7     307.3
  Receivables                                    793.5     778.6
  Inventories                                  1,083.2   1,160.2
  Prepaid expenses                                84.0      67.9
                                               -------   -------
          Total                                2,662.3   2,699.4

Property, Plant and Equipment
  Land                                            40.7      41.0
  Buildings, machinery and equipment             722.2     722.1
                                               -------   -------
          Total                                  762.9     763.1

  Accumulated depreciation                      (395.4)   (396.8)
                                               -------   -------
          Net                                    367.5     366.3

Goodwill and other intangibles                   213.5     214.3

Other assets                                     212.0     199.2
                                               -------   -------

          Total Assets                        $3,455.3  $3,479.2
                                               =======   =======












                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)



                                              June 30,  March 31,
                                                1995      1995
                                               ------    ------
                                                (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Drafts payable                              $  212.7  $  175.7
  Accounts payable - trade                     1,035.6   1,120.8
  Short-term borrowings                           76.7      21.7
  Current portion of long-term debt               19.4      17.8
  Salaries and wages                              29.9      40.6
  Taxes                                           99.0     144.0
  Interest and dividends                          24.7      20.9
  Other                                          185.2     196.7
                                               -------   -------
          Total                                1,683.2   1,738.2
                                               -------   -------

Postretirement Obligations and
  Other Noncurrent Liabilities                   206.9     208.8
                                               -------   -------
Long-Term Debt                                   461.9     458.8
                                               -------   -------
Minority Interest in Subsidiary                   59.9      59.9
                                               -------   -------
Stockholders' Equity
  Common stock                                     0.4       0.4
  Other capital                                  324.1     315.7
  Retained earnings                              898.1     875.9
  Accumulated translation adjustment             (49.2)    (51.6)
  ESOP notes and guarantee                      (124.8)   (126.4)
  Treasury shares, at cost                        (5.2)     (0.5)
                                               -------   -------
          Net                                  1,043.4   1,013.5
                                               -------   -------

Total Liabilities and Stockholders' Equity    $3,455.3  $3,479.2
                                               =======   =======


See Financial Notes.





                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)

                                            Quarter Ended June 30
                                            ---------------------
                                                1995      1994
                                               ------    ------
                                            (in millions - except
                                              per share amounts)

REVENUES                                      $3,336.0  $3,235.2

COSTS AND EXPENSES
  Cost of sales                                3,053.7   2,960.7
  Selling, distribution and administration       212.1     214.3
  Interest                                        12.4      11.1
                                               -------   -------
          Total                                3,278.2   3,186.1
                                               -------   -------
INCOME BEFORE TAXES ON INCOME                     57.8      49.1

TAXES ON INCOME                                  (23.4)    (19.9)
                                               -------   -------
INCOME BEFORE MINORITY INTEREST                   34.4      29.2
Minority interest in net
  income of subsidiary                            (1.6)     (2.8)
                                               -------   -------
INCOME AFTER TAXES
  Continuing operations                           32.8      26.4
  Discontinued operations                           -        9.6
                                               -------   -------
NET INCOME                                    $   32.8  $   36.0
                                               =======   =======
EARNINGS PER COMMON SHARE
  Fully diluted earnings
    Continuing operations                     $    .70  $    .57
    Discontinued operations                         -        .22
                                               -------   -------
          Total                               $    .70  $    .79
                                               =======   =======
  Primary earnings
    Continuing operations                     $    .70  $    .60
    Discontinued operations                         -        .23
                                               -------   -------
          Total                               $    .70  $    .83
                                               =======   =======
  Dividends                                   $    .25  $    .42
                                               =======   =======
SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
  Fully diluted                                   46.9      44.7
  Primary                                         46.8      41.5

See Financial Notes.

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Quarter Ended June 30
                                            ---------------------
                                                1995      1994
                                               ------    ------
                                                 (in millions)
Operating Activities
  Income after taxes from
    continuing operations                     $   32.8  $   26.4
  Adjustments to reconcile to net cash
    provided (used) by operating activities
     Depreciation                                 14.4      14.5
     Amortization                                  2.3       2.9
     Provision for bad debts                       1.0       3.5
     Deferred taxes on income                      0.2      (0.3)
     Other                                        (7.8)     (0.7)
                                               -------   -------
          Total                                   42.9      46.3
                                               -------   -------
     Effects of changes in
       Receivables                               (14.4)    (26.6)
       Inventories                                79.7     (22.7)
       Accounts and drafts payable               (50.9)     69.9
       Taxes                                     (46.0)     14.7
       Other                                     (37.1)    (20.3)
                                               -------   -------
          Total                                  (68.7)     15.0
                                               -------   -------
     Net cash provided (used) by
       continuing operations                     (25.8)     61.3

  Discontinued operations                          2.1      42.9
                                               -------   -------
     Net cash provided (used) by
       operating activities                      (23.7)    104.2
                                               -------   -------
Investing Activities
  Purchases of marketable securities            (131.8)       -
  Maturities of marketable securities             35.0        -
  Property acquisitions                          (16.0)    (16.7)
  Properties sold                                  3.6       1.0
  Acquisitions of businesses, less cash and
    short-term investments acquired              (11.2)       -
  Investing activities - discontinued operations    -       (5.3)
  Other                                            1.6       3.8
                                               -------   -------
     Net cash used by investing activities      (118.8)    (17.2)
                                               -------   -------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Quarter Ended June 30
                                            ---------------------
                                                1995      1994
                                               ------    ------
                                                 (in millions)
Financing Activities
  Proceeds from issuance of debt              $   61.1  $   42.5
  Repayment of debt                               (3.3)    (24.9)
  Capital stock transactions
     Treasury stock acquired                      (4.7)       -
     Issuances                                     1.5       3.2
     ESOP notes and guarantee                      1.6       1.8
     Dividends paid                              (10.2)    (19.7)
  Financing activities -
    discontinued operations                         -        0.9
                                               -------   -------
     Net cash provided by
       financing activities                       46.0       3.8
                                               -------   -------
Net Increase (Decrease) in Cash
  and Cash Equivalents                           (96.5)     90.8

Cash and Cash Equivalents
  at beginning of period                         385.4      89.0
                                               -------   -------
Cash and Cash Equivalents
  at end of period                            $  288.9  $  179.8
                                               =======   =======


See Financial Notes.















                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES



1.   Interim Financial Statements
- ---------------------------------

     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of June 30, 1995 and the results of its operations and its cash flows for the three months ended June 30, 1995 and 1994. Such adjustments were of a normal recurring nature.

     The results of operations for the three months ended June 30, 1995 and 1994 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1995 Proxy Statement which has previously been filed with the Commission.



2.  Discontinued Operations
- ---------------------------

     Earnings from discontinued operations in the prior year quarter consist of the operations of PCS Health Systems, Inc. that were divested in November 1994.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW



Segment Results
- ---------------

     The operating profits of the Company by business segment are as follows:
                                         Quarter Ended June 30
                                        ------------------------
                                                              %
                                         1995       1994     Chg.
                                        ------     ------    ---
                                          (in millions)
REVENUES

Health Care Services (1)               $3,209.4   $3,115.6   3.0

Water Products                             64.0       61.2   4.6

Armor All                                  50.2       56.6 (11.3)

Corporate                                  12.4        1.8
                                        -------    -------
          Total                        $3,336.0   $3,235.2   3.1
                                        =======    =======

OPERATING PROFIT

Health Care Services                   $   54.2   $   48.5  11.8

Water Products                              8.9        8.0  11.3

Armor All                                   5.7       10.8 (47.2)
                                        -------    -------
          Total                            68.8       67.3   2.2

Interest - net (2)                         (3.3)     (10.3)

Corporate and other                        (7.7)      (7.9)
                                        -------    -------
        Income before taxes            $   57.8   $   49.1  17.7
                                        =======    =======


(1)  Health Care Services Revenues include:
        Sales to customers' warehouses   $751.0     $727.6   3.2
        International  revenues           383.1      334.7  14.5

(2)  Interest is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
- -------------------

     First quarter income from continuing operations was $32.8 million or $.70 per fully diluted share compared to $26.4 million or $.57 in the prior year quarter. Net income was $32.8 million in the first quarter compared to $36.0 million in the prior year. The prior year net income included $9.6 million from the discontinued operations of PCS Health Systems, Inc. ("PCS") that were divested in November 1994 ("PCS Transaction"). In the $4.0 billion PCS Transaction, approximately $3.4 billion was distributed directly to McKesson shareholders and approximately $0.6 billion was received by the Company.


HEALTH CARE SERVICES

     The Health Care Services segment includes the results of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations
(including Canada, Mexico, and Central America). The segment accounted for 96% of consolidated revenues and 79% of total operating profit in the June 1995 quarter.

     Revenues of the Health Care Services segment, excluding sales to customers' warehouses, increased 3% in the quarter. The sales growth was lower than in recent prior quarters, reflecting the loss of a high-volume account at the beginning of the quarter in the U.S. pharmaceutical distribution business. Sales to Valu-Rite pharmacies continued to be strong in the quarter reflecting an increase in the number of members in the Company's voluntary pharmacy program and expansion of generic drug and private label programs.

     The increase in operating profit in the quarter was due, in part, to lower operating expense ratios from on-going cost control programs and higher margins on certain value-added products and services.

     Revenues for the international pharmaceutical operations were up 14% in the quarter. Operating profit of these operations also increased in the period.


WATER PRODUCTS

     Revenues in the Water Products segment were up 5% in the June 1995 quarter and operating profit increased 11%. Water Products operating profit margin improved due, in part, to the implementation of programs designed to increase productivity and reduce operating expenses.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


ARMOR ALL

     Revenues in the Armor All segment declined 11% in the June 1995 quarter. Unusually wet and cool spring weather conditions in many parts of the country contributed to lower consumer spending in the entire automotive appearance category. Operating profit declined at a faster rate than revenues due to start-up costs associated with new products and the fixed nature of certain marketing and administrative costs.



Liquidity and Capital Resources
- -------------------------------

     Cash, cash equivalents and marketable securities increased to $702 million at June 30, 1995 from $693 million at March 31, 1995. The $9 million increase compares to an increase of $91 million in cash, cash equivalents and marketable securities in the prior year first quarter. The current period was impacted by amounts paid out in the quarter for certain tax and transaction costs associated with the PCS Transaction. The prior year also included cash generated from the operations of PCS.

     Net interest expense decreased in the quarter primarily due to the investment of the proceeds received from the PCS Transaction in the third quarter of fiscal 1995. Until redeployed, the cash is being invested in U.S. Treasury securities. The Company's debt-to-capital ratio increased from 33% at March 31, 1995 to 35% at June 30, 1995 largely as a result of short-term borrowings by its distribution operations in Canada.

                   PART II.  OTHER INFORMATION
                   ===========================

Item 4.    Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------
     The Company's Annual Meeting of Stockholders was held on July 26, 1995. The matters voted upon at the meeting and the stockholder votes on each such matter are briefly described below.

     In an uncontested election, the Board of Directors nominees for director as listed in the proxy statement were each elected to serve for a three year term expiring at the Annual Meeting in 1998.

The vote was as follows:
                                                          VOTES
                                            VOTES FOR    WITHHELD
                                            ----------   --------
     Mary G. F. Bitterman                   39,817,933    465,894
     David E. McDowell                      39,598,380    685,447
     Robert H. Waterman, Jr.                39,918,938    364,889

     The proposal to approve the Company's 1994 Stock Option and Restricted Stock Plan, as amended effective April 26, 1995, for purposes of compliance with Section 162(m) of the Internal Revenue Code of 1986 (the "Code") was approved by the following vote:

         VOTES          VOTES        VOTES       BROKER
          FOR          AGAINST     ABSTAINING   NON-VOTES
       ----------     ---------     -------     ---------
       29,406,356     6,932,753     352,055     3,592,663

     The proposal to amend and restate the Company's 1989
Management Incentive Plan for purposes of compliance with Section
162(m) of the Code was approved by the following vote:

         VOTES          VOTES        VOTES       BROKER
          FOR          AGAINST     ABSTAINING   NON-VOTES
       ----------     ---------     -------     ---------
       37,721,761     2,028,900     533,166         0

Item 6.    Exhibits and Reports on Form 8-K
- -------------------------------------------
(a)  Exhibits
      3   Restated By-Laws of the Company, as amended effective
          July 26, 1995
   10.1 McKesson Corporation 1994 Stock Option and Restricted Stock Plan (As Amended Effective April 26, 1995)
   10.2 McKesson Corporation 1989 Management Incentive Plan (Amended and Restated Effective April 26, 1995)
     11   Computation of Earnings per Common Share
     27   Financial Data Schedule
(b)  Reports on Form 8-K
          There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                            SIGNATURE




                        S I G N A T U R E
                        -----------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   McKESSON CORPORATION
                                   (Registrant)


Dated:   August 4, 1995            By /s/ Kevin B. Ferrell
                                   ------------------------------
                                   Kevin B. Ferrell
                                   Vice President and
                                     Chief Financial Officer


                                   By /s/ Richard H. Hawkins
                                   ------------------------------
                                   Richard H. Hawkins
                                   Vice President and Controller

                          EXHIBIT INDEX



Exhibit
Number                        Description
- -------                       -----------

   3      Restated By-Laws of the Company, as amended effective
          July 26, 1995

10.1 McKesson Corporation 1994 Stock Option and Restricted Stock Plan (As Amended Effective April 26, 1995) (Filed as Exhibit A to the Company's definitive Proxy Statement dated June 9, 1995 for the Annual Meeting of Stockholders held on July 26, 1995 and incorporated herein by reference.)

10.2 McKesson Corporation 1989 Management Incentive Plan (Amended and Restated Effective April 26, 1995) (Filed as Exhibit B to the Company's definitive Proxy Statement dated June 9, 1995 for the Annual Meeting of Stockholders held on July 26, 1995 and incorporated herein by reference.)

  11      Computation of Earnings per Common Share

  27      Financial Data Schedule