Form 10-Q
period 1995-09-30
MCKESSON CORP
filed 1995-11-13
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

Commission file number 1-13252
                       -------

                      McKESSON CORPORATION
------------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

          DELAWARE                                 94-3207296
-------------------------------               -------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)                 Identification No.)

One Post Street, San Francisco, California                94104
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                         (415) 983-8300
------------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X       No
                            -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at September 30, 1995
----------------------------     ---------------------------------
Common stock, $.01 par value             44,321,681 shares

                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================

Item                                                        Page
----                                                        ----

1.   Financial Statements

     Consolidated Balance Sheets
       September 30, 1995 and March 31, 1995                3 - 4

     Condensed Statements of Consolidated Income
       Three and six months ended
       September 30, 1995 and 1994                            5

     Statements of Consolidated Cash Flows
       Six months ended September 30, 1995 and 1994         6 - 7

     Financial Notes                                          8


2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations

     Financial Review                                       9 - 11



                   PART II.  OTHER INFORMATION
                   ===========================


6.   Exhibits and Reports on Form 8-K                         12

     Exhibit Index                                            14

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                         September 30,  March 31,
                                             1995         1995
                                          ----------   ----------
                                               (in millions)
ASSETS
------

Current Assets
  Cash and cash equivalents               $   370.8    $   385.4
  Marketable securities
    available for sale                        394.8        307.3
  Receivables                                 809.5        778.6
  Inventories                               1,108.2      1,160.2
  Prepaid expenses                             86.0         67.9
                                            -------      -------
     Total                                  2,769.3      2,699.4
                                            -------      -------
Property, Plant and Equipment
  Land                                         38.9         41.0
  Buildings, machinery and equipment          735.9        722.1
                                            -------      -------
     Total                                    774.8        763.1

  Accumulated depreciation                   (402.2)      (396.8)
                                            -------      -------
     Net                                      372.6        366.3

Goodwill and other intangibles                211.3        214.3
Other assets                                  223.7        199.2
                                            -------      -------
     Total Assets                          $3,576.9     $3,479.2
                                            =======      =======








                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                         September 30,  March 31,
                                             1995         1995
                                          ----------   ----------
                                               (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Drafts payable                           $  174.3     $  175.7
  Accounts payable - trade                  1,240.1      1,120.8
  Short-term borrowings                        87.5         21.7
  Current portion of long-term debt            21.4         17.8
  Salaries and wages                           30.9         40.6
  Taxes                                        91.4        144.0
  Interest and dividends                       21.3         20.9
  Other                                       132.9        196.7
                                            -------      -------
     Total                                  1,799.8      1,738.2
                                            -------      -------

Postretirement Obligations and
  Other Noncurrent Liabilities                209.7        208.8
                                            -------      -------
Long-Term Debt                                456.0        458.8
                                            -------      -------
Minority Interest in Subsidiary                59.5         59.9
                                            -------      -------
Stockholders' Equity
  Common stock                                  0.4          0.4
  Other capital                               326.5        315.7
  Retained earnings                           919.4        875.9
  Accumulated translation adjustment          (44.0)       (51.6)
  ESOP notes and guarantee                   (124.2)      (126.4)
  Treasury shares, at cost                    (26.2)        (0.5)
                                            -------      -------
     Net                                    1,051.9      1,013.5
                                            -------      -------
     Total Liabilities and
       Stockholders' Equity                $3,576.9     $3,479.2
                                            =======      =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)

                             Three Months Ended Six Months Ended
                                September 30      September 30
                               ---------------   ---------------
                                1995     1994     1995     1994
                               ------   ------   ------   ------
                             (in millions-except per share amounts)

REVENUES                      $3,348.4 $3,255.8 $6,684.4 $6,491.0
COSTS AND EXPENSES
  Cost of sales                3,063.2  2,986.0  6,116.9  5,946.7
  Selling, dist. and admin.      218.7    228.0    430.8    442.3
  Interest                        12.0     11.2     24.4     22.3
                               -------  -------  -------  -------
     Total                     3,293.9  3,225.2  6,572.1  6,411.3
                               -------  -------  -------  -------
INCOME BEFORE TAXES ON INCOME     54.5     30.6    112.3     79.7
TAXES ON INCOME                  (21.5)   (11.6)   (44.9)   (31.5)
                               -------  -------  -------  -------
INCOME BEFORE MINORITY INTEREST   33.0     19.0     67.4     48.2
Minority interest in net
  income of subsidiary            (1.3)    (1.9)    (2.9)    (4.7)
                               -------  -------  -------  -------
INCOME AFTER TAXES
  Continuing operations           31.7     17.1     64.5     43.5
  Discontinued operations            -      8.4        -     18.0
                               -------  -------  -------  -------
     NET INCOME               $   31.7 $   25.5 $   64.5 $   61.5
                               =======  =======  =======  =======
EARNINGS PER COMMON SHARE
  Fully diluted earnings
    Continuing operations     $    .68 $    .36 $   1.38 $    .93
    Discontinued operations          -      .18        -      .40
                               -------  -------  -------  -------
     Total                    $    .68 $    .54 $   1.38 $   1.33
                               =======  =======  =======  =======
  Primary earnings
    Continuing operations     $    .68 $    .36 $   1.38 $    .96
    Discontinued operations          -      .20        -      .43
                               -------  -------  -------  -------
     Total                    $    .68 $    .56 $   1.38 $   1.39
                               =======  =======  =======  =======
  Dividends                   $    .25 $    .42 $    .50 $    .84
                               =======  =======  =======  =======
SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
  Fully diluted                   46.7     45.0     46.8     45.0
  Primary                         46.7     42.0     46.7     41.7

See Financial Notes.          - 5 -

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)
                                              Six Months Ended
                                                September 30
                                           -----------------------
                                              1995         1994
                                           ----------   ----------
                                                (in millions)
Operating Activities
  Income after taxes from cont. op.         $   64.5     $   43.5
  Adjustments to reconcile to net cash
    provided by operating activities
     Depreciation                               29.7         29.5
     Amortization                                4.7          5.8
     Provision for bad debts                     4.2         20.9
     Deferred taxes on income                   (5.2)        (1.1)
     Gain on sale of subsidiary                (11.2)           -
     Other                                      (1.3)         1.2
                                             -------      -------
          Total                                 85.4         99.8
                                             -------      -------
     Effects of changes in
       Receivables                             (37.7)       (76.4)
       Inventories                              49.3        (72.0)
       Accounts and drafts payable             104.3        147.5
       Taxes                                   (56.3)       (12.6)
       Other                                  (102.6)       (38.5)
                                             -------      -------
          Total                                (43.0)       (52.0)
                                             -------      -------
     Net cash provided by
       continuing operations                    42.4         47.8
  Discontinued operations                        3.3         (5.6)
                                             -------      -------
     Net cash provided by
       operating activities                     45.7         42.2
                                             -------      -------
Investing Activities
  Purchases of marketable securities          (130.3)           -
  Maturities of marketable securities           49.9            -
  Property acquisitions                        (39.7)       (40.4)
  Properties sold                                5.8          5.0
  Acquisitions of businesses, less cash and
     short-term investments acquired           (11.3)           -
  Proceeds from sale of subsidiary              36.1            -
  Investing activities - discontinued operations   -         (9.1)
  Other                                          3.1         (1.5)
                                             -------      -------
     Net cash used by investing activities     (86.4)       (46.0)
                                             -------      -------
                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                              Six Months Ended
                                                September 30
                                           -----------------------
                                              1995         1994
                                           ----------   ----------
                                                (in millions)

Financing Activities
  Proceeds from issuance of debt            $   72.3     $   48.0
  Repayment of debt                             (4.7)       (27.9)
  Capital stock transactions
     Treasury stock acquired                   (25.7)           -
     Issuances                                   3.8          4.6
     ESOP notes and guarantee                    2.2          5.2
     Dividends paid                            (21.8)       (41.7)
  Financing activities
    - discontinued operations                      -          1.0
                                             -------      -------
         Net cash provided (used)
           by financing activities              26.1        (10.8)
                                             -------      -------
Net Decrease in Cash
   and Cash Equivalents                        (14.6)       (14.6)

Cash and Cash Equivalents
   at beginning of period                      385.4         89.0
                                             -------      -------
Cash and Cash Equivalents
   at end of period                         $  370.8    $    74.4
                                             =======      =======


See Financial Notes.










                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES




1.   Interim Financial Statements
     ----------------------------

          In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of September 30, 1995 and the results of its operations and its cash flows for the six months ended September 30, 1995 and 1994. Such adjustments were of a normal recurring nature.

          The results of operations for the six months ended
     September 30, 1995 and 1994 are not necessarily indicative of the results for the full years.

          It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1995 Proxy Statement which has previously been filed with the Commission.


2.   Discontinued Operations
     -----------------------

          Earnings from discontinued operations in the prior year three and six month periods consist of the operations of PCS
     Health Systems, Inc. ("PCS") which were divested in November
     1994.

                      McKESSON CORPORATION and SUBSIDIARIES
                                FINANCIAL REVIEW

Segment Results
---------------

     The operating profits of the Company by business segment are as follows:
                            Three Months Ended           Six Months Ended
                               September 30                September 30
                         -------------------------   -------------------------
                                               %                           %
                          1995     1994       Chg.    1995     1994       Chg.
                         ------   ------      ----   ------   ------      ----
                                             ($ in millions)
REVENUES
Health Care Serv. <F1> $3,228.9 $3,143.9       2.7 $6,438.3 $6,259.5       2.9
Water Products             74.1     69.4       6.8    138.1    130.6       5.7
Armor All                  39.8     41.1      (3.2)    90.0     97.7      (7.9)
Corporate                   5.6      1.4               18.0      3.2
                        -------  -------            -------  -------
   Total               $3,348.4 $3,255.8       2.8 $6,684.4 $6,491.0       3.0
                        =======  =======            =======  =======

OPERATING PROFIT
Health Care Services   $   48.9 $   33.0<F2>  48.2 $  103.1 $   81.5<F2>  26.5
Water Products             13.6     10.9      24.8     22.5     18.9      19.0
Armor All                   4.2      7.3     (42.5)     9.9     18.1     (45.3)
                        -------  -------            -------  -------
   Total                   66.7     51.2      30.3    135.5    118.5      14.3
Interest - net<F3>         (2.6)   (10.5)              (5.9)   (20.8)
Corporate and other        (9.6)   (10.1)<F4>         (17.3)   (18.0)<F4>
                        -------  -------            -------  -------
   Income before taxes $   54.5 $   30.6      78.1 $  112.3 $   79.7      40.9
                        =======  =======            =======  =======

<F1> Health Care Services Revenues include:
     Sales to customers'
       warehouses        $762.6   $712.9       7.0 $1,513.6 $1,440.5       5.1
     International
       revenues           387.1    343.0      12.9    770.2    677.7      13.6
<F2> Includes $11.5 million charge in FY95 due to a credit loss arising from a problem receivable in the U.S. pharmaceutical and health care products distribution business.
<F3> Interest is shown net of corporate interest income.
<F4> Includes special expense item of $0.8 million in FY95 resulting from a contribution of Armor All stock to the McKesson Foundation.

                                      - 9 -

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


OVERVIEW OF RESULTS
-------------------
     Net income from continuing operations for the second quarter increased to $31.7 million, $.68 per fully-diluted share, from $17.1 million, $.36 per share in the prior year (which included a charge of $6.6 million primarily related to a credit loss). For the six month period, net income from continuing operations increased to $64.5 million, $1.38 per share, from $43.5 million, $.93 per share for the comparable period in the prior year. The prior year's three and six month net income included $8.4 million and $18.0 million, respectively, from the operations of PCS which was divested in November of 1994 (the "PCS Transaction") and has been accounted for as a discontinued operation.

Health Care Services

     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations (Canada, Mexico, and Central America). This segment accounted for 96% of consolidated revenues and 73% of operating profit for the second quarter, and 96% and 76%, respectively, for the six month period ended September 30, 1995.

     Segment revenues increased by 3% for both the three and six month periods, from the comparable periods in the prior year. Revenue growth continues to reflect the loss of a high-volume customer at the beginning of the current fiscal year, offset by growth from the independent retail drug store segment, especially the Company's Valu-Rite(R) network of independent pharmacies.

     Operating profit for the quarter increased by 10% from the prior year (excluding the $11.5 million pretax credit loss in the prior year's quarter) and by 11% for the six month period. These increases reflect, in part, additional operating expense efficiencies and improved international results. Second quarter results include start-up, research and development costs related to the Company's new Health Systems division and to new, technology-based initiatives to improve the Company's competitiveness in the retail and institutional market segments.
In addition, in the second quarter expenses were incurred to further streamline operating and administrative functions. Such costs were offset by a pretax gain of $11.2 million from the sale of a Central American pharmaceutical manufacturing subsidiary in the second quarter.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Water Products

     Revenues in the Water Products segment increased by 7% for the three months (6% for the six months) compared with the prior year. Operating profits increased 25% to $13.6 million from $10.9 million for the second quarter, compared with the same quarter in the prior year. For the six month period, operating profit increased by 19% to $22.5 million from $18.9 million. This improvement reflects lower operating costs, due in part to the segment's ongoing programs to improve customer service which have reduced customer turnover expenses.

Armor All

     Armor All Products Corp., which is 55% owned by the Company, experienced decreases in revenue of 3% and 8% for the three and six month periods, respectively, compared with the prior year. These decreases resulted from retailers reducing inventory levels in response to slower consumer purchases of automotive appearance products. Operating profits declined by 42% in the quarter and 45% in the six month period due to declining revenues, higher ingredient costs and additional expenses associated with the introduction of new products.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Cash, equivalents and marketable securities increased $72.9 million during the first half to $765.6 million.

     Net interest expense decreased during the six month period as compared with the prior year primarily due to earnings on the investment of the proceeds received from the PCS Transaction in the third quarter of fiscal 1995. Until redeployed, the proceeds are being invested in U.S. Treasury securities with maturities ranging up to two years.

     The Company's debt-to-capital ratio increased from 33% at March 31, 1995 to 35% at September 30, 1995 largely as a result of short-term borrowings by its health care products distribution operations in Canada.

     During the first six months of fiscal 1996, the Company repurchased 578,685 shares of its common stock for $25.7 million under a previously announced 3.5 million share repurchase program. This program was designed to maintain fully diluted shares at the level prior to the PCS transaction.

                   PART II.  OTHER INFORMATION
                   ===========================




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          11   Computation of Earnings per Common Share

          27   Financial Data Schedule


     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                            SIGNATURE




                        S I G N A T U R E
                        -----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   McKESSON CORPORATION
                                   (Registrant)


Dated:   November 13, 1995         By /s/ Kevin B. Ferrell
                                   -------------------------------
                                   Kevin B. Ferrell
                                   Vice President and
                                     Chief Financial Officer




                                   By /s/ Richard H. Hawkins
                                   -------------------------------
                                   Richard H. Hawkins
                                   Vice President and Controller

                          EXHIBIT INDEX




Exhibit
Number
------
                           Description
                           -----------

  11           Computation of Earnings per Common Share

  27           Financial Data Schedule

                                                        Exhibit 11
                      McKESSON CORPORATION
            COMPUTATION OF EARNINGS PER COMMON SHARE
                           (unaudited)
             (in millions except per share amounts)

                                     Three Months    Six Months
                                        Ended           Ended
                                     September 30    September 30
                                     ------------    -------------
                                     1995    1994    1995    1994
                                     ----    ----    ----    ----
FULLY DILUTED EARNINGS PER SHARE
  Income after taxes from
    continuing operations           $31.7   $17.1   $64.5   $43.5
  Contribution adjustment
    - Series B ESOP convertible
    preferred stock(1)                  -    (1.0)      -    (1.9)
                                     ----    ----    ----    ----
                                     31.7    16.1    64.5    41.6
  Discontinued operations               -     8.4       -    18.0
                                     ----    ----    ----    ----
     Total                          $31.7   $24.5   $64.5   $59.6
                                     ====    ====    ====    ====
  Fully diluted shares
    Common shares outstanding(2)     46.7    42.0    46.8    41.7
    Convertible securities
      - dilutive                        -     3.0       -     3.3
                                     ----    ----    ----    ----
     Total                           46.7    45.0    46.8    45.0
                                     ====    ====    ====    ====
  Fully diluted earnings per share
    Continuing operations           $ .68   $ .36   $1.38   $ .93
    Discontinued operations             -     .18       -     .40
                                     ----    ----    ----    ----
     Total                          $ .68   $ .54   $1.38   $1.33
                                     ====    ====    ====    ====
PRIMARY EARNINGS PER SHARE
  Income after taxes from
    continuing operations           $31.7   $17.1   $64.5   $43.5
  Dividend requirements
    - preferred stocks(1)               -    (1.7)      -    (3.5)
                                     ----    ----    ----    ----
                                     31.7    15.4    64.5    40.0
  Discontinued operations               -     8.4       -    18.0
                                     ----    ----    ----    ----
     Total                          $31.7   $23.8   $64.5   $58.0
                                     ====    ====    ====    ====
  Primary shares
    Common shares outstanding(2)     46.7    42.0    46.7    41.7
                                     ====    ====    ====    ====
  Primary earnings per share
    Continuing operations           $ .68   $ .36   $1.38   $ .96
    Discontinued operations             -     .20       -     .43
                                     ----    ----    ----    ----
     Total                          $ .68   $ .56   $1.38   $1.39
                                     ====    ====    ====    ====

(1)  Net of certain tax benefits.
(2) Common shares outstanding have been computed by adding the monthly averages (beginning of the month plus end of the month divided by 2), dividing the aggregate by 3 or 6, as appropriate, and adjusting this total for dilutive stock options using the treasury stock method based on the greater of the common share price at the end of the period or the average common share price during the period (fully diluted) and on the average common share price during the period (primary).