Form 10-Q
period 1995-12-31
MCKESSON CORP
filed 1996-02-13
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1995


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------  ------------

Commission file number 1-13252
                       -------

                      McKESSON CORPORATION
------------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           DELAWARE                               94-3207296
-------------------------------              ---------------------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)                Identification No.)

One Post Street, San Francisco, California               94104
------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                          (415)983-8300
------------------------------------------------------------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X     No
                            ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding at December 31, 1995
----------------------------      --------------------------------
Common stock, $.01 par value              44,649,904 shares

                        TABLE OF CONTENTS





                 PART I.  FINANCIAL INFORMATION
                 ==============================


Item                                                       Page
----                                                       ----

 1.       Financial Statements

          Consolidated Balance Sheets
               December 31, 1995 and March 31, 1995        3 - 4

          Statements of Consolidated Income
               Three and Nine month periods
               ended December 31, 1995 and 1994            5 - 6

          Statements of Consolidated Cash Flows
               Nine months ended
               December 31, 1995 and 1994                  7 - 8

          Financial Notes                                    9


  2.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Financial Review                                10 - 12






                   PART II.  OTHER INFORMATION
                   ===========================

  6.      Exhibits and Reports on Form 8-K                   13

          Exhibit Index                                      15

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                            December 31, March 31,
                                                1995       1995
                                              --------   --------
                                                 (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                   $  181.6  $  385.4
  Marketable securities available for sale       345.4     307.3
  Receivables                                    875.7     778.6
  Inventories                                  1,346.7   1,160.2
  Prepaid expenses                                90.2      67.9
                                               -------   -------
     Total                                     2,839.6   2,699.4
                                               -------   -------
Property, Plant and Equipment
  Land                                            39.0      41.0
  Buildings, machinery and equipment             748.2     722.1
                                               -------   -------
     Total                                       787.2     763.1

  Accumulated depreciation                      (413.1)   (396.8)
                                               -------   -------
     Net                                         374.1     366.3

Goodwill and other intangibles                   226.4     214.3
Other assets                                     234.3     199.2
                                               -------   -------
     Total Assets                             $3,674.4  $3,479.2
                                               =======   =======










                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                            December 31, March 31,
                                                1995       1995
                                              --------   --------
                                                 (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Drafts payable                              $  174.2  $  175.7
  Accounts payable - trade                     1,280.1   1,120.8
  Short-term borrowings                          101.5      21.7
  Current portion of long-term debt               21.3      17.8
  Salaries and wages                              34.6      40.6
  Taxes                                          122.2     144.0
  Interest and dividends                          21.1      20.9
  Other                                          130.2     196.7
                                               -------   -------
     Total                                     1,885.2   1,738.2
                                               -------   -------
Postretirement Obligations and
  Other Noncurrent Liabilities                   201.9     208.8
                                               -------   -------
Long-Term Debt                                   455.8     458.8
                                               -------   -------
Minority Interest in Subsidiary                   58.9      59.9
                                               -------   -------
Stockholders' Equity
  Common stock                                     0.4       0.4
  Other capital                                  339.3     315.7
  Retained earnings                              941.5     875.9
  Accumulated translation adjustment             (50.1)    (51.6)
  ESOP notes and guarantee                      (122.5)   (126.4)
  Treasury shares, at cost                       (36.0)     (0.5)
                                               -------   -------
     Net                                       1,072.6   1,013.5
                                               -------   -------
     Total Liabilities and
       Stockholders' Equity                   $3,674.4  $3,479.2
                                               =======   =======

See Financial Notes.



                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                           Three Months Ended  Nine Months Ended
                              December 31        December 31
                            ----------------   ----------------
                             1995      1994     1995      1994
                            ------    ------   ------    ------
                         (in millions - except per share amounts)

REVENUES                    $3,549.7 $3,350.0 $10,234.1 $9,841.0

COSTS AND EXPENSES
  Cost of sales (Note 3)     3,272.0  3,113.7   9,388.9  9,060.4
  Selling, distribution and
    administration (Note 3)    211.1    452.5     641.9    897.1
  Interest                      11.8     11.3      36.2     33.6
                             -------  -------  --------  -------
     Total                   3,494.9  3,577.5  10,067.0  9,991.1
                             -------  -------  --------  -------
GAIN ON SALE AND DONATION
  OF SUBSIDIARY STOCK              -      3.1         -      5.4
                             -------  -------  --------  -------
INCOME (LOSS) BEFORE
  TAXES ON INCOME               54.8   (224.4)    167.1   (144.7)

TAXES ON INCOME (Note 3)       (21.1)   (50.0)    (66.0)   (81.5)
                             -------  -------  --------  -------
INCOME (LOSS) BEFORE
  MINORITY INTEREST             33.7   (274.4)    101.1   (226.2)

Minority interest in net
  income of subsidiary          (0.8)    (1.9)     (3.7)    (6.6)
                             -------  -------  --------  -------
INCOME (LOSS) AFTER TAXES
  Continuing operations         32.9   (276.3)     97.4   (232.8)
  Discontinued operations          -      3.0         -     21.0
  Discontinued operations
    - gain on sale of PCS          -    576.7         -    576.7
                             -------  -------  --------  -------
NET INCOME                  $   32.9 $  303.4 $    97.4 $  364.9
                             =======  =======  ========  =======




                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                            Three Months Ended  Nine Months Ended
                               December 31        December 31
                             ----------------   ----------------
                              1995      1994     1995      1994
                             ------    ------   ------    ------
                          (in millions - except per share amounts)

EARNINGS (LOSS) PER COMMON SHARE

  Fully diluted earnings
    Continuing operations        $ 0.70  $(6.06)  $ 2.08  $(5.20)
     Discontinued operations          -    0.07        -    0.47
     Discontinued operations
       - gain on sale of PCS          -   12.64        -   12.78
                                  -----   -----    -----   -----
          Total                  $ 0.70  $ 6.65   $ 2.08  $ 8.05
                                  =====   =====    =====   =====

  Primary earnings
    Continuing operations        $ 0.70  $(6.24)  $ 2.08  $(5.55)
     Discontinued operations          -    0.07        -    0.50
     Discontinued operations
       - gain on sale of PCS          -   13.03        -   13.54
                                  -----   -----    -----   -----
          Total                  $ 0.70  $ 6.86   $ 2.08  $ 8.49
                                  =====   =====    =====   =====

  Dividends                      $ 0.25  $ 0.25   $ 0.75  $ 1.09
                                  =====   =====    =====   =====

SHARES ON WHICH EARNINGS (LOSS)
PER COMMON SHARE WERE BASED
  Fully diluted                    46.6    45.6     46.8    45.1
  Primary                          46.6    44.2     46.7    42.6



See Financial Notes.





                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)
                                                Nine Months Ended
                                                   December 31
                                               -------------------
                                                 1995       1994
                                               --------   --------
                                                  (in millions)
Operating Activities
  Income (loss) after taxes from
    continuing operations                     $   97.4  $ (232.8)
  Adjustments to reconcile to net cash
    provided by operating activities
     Depreciation                                 45.1      44.4
     Amortization                                  7.0       8.7
     Provision for bad debts                      10.1      44.2
     Deferred taxes on income                     (4.8)    (83.1)
     Gain on sale of subsidiary                  (11.2)        -
     Other non-cash charges                       (3.4)    222.2
                                               -------   -------
          Total                                  140.2       3.6
                                               -------   -------
     Effects of changes in
       Receivables                              (110.0)   (128.2)
       Inventories                              (191.6)   (260.0)
       Accounts and drafts payable               146.8     186.6
       Taxes                                     (25.6)    100.4
       Other                                    (110.7)     41.9
                                               -------   -------
          Total                                 (291.1)    (59.3)
                                               -------   -------
     Net cash used by continuing operations     (150.9)    (55.7)
  Discontinued operations                          2.6      85.4
                                               -------   -------
     Net cash (used) provided by
       operating activities                     (148.3)     29.7
                                               -------   -------
Investing Activities
  Purchases of marketable securities            (130.3)   (496.0)
  Maturities of marketable securities             99.6         -
  Property acquisitions                          (54.4)    (55.0)
  Properties sold                                  6.2       5.9
  Acquisitions of businesses, less cash and
    short-term investments acquired              (30.7)     (0.7)
  Proceeds from sale of subsidiary                36.1     568.5
  Investing activities - discontinued operations     -     (12.3)
  Other                                          (10.2)     11.6
                                               -------   -------
     Net cash (used) provided by
       investing activities                      (83.7)     22.0
                                               -------   -------
                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                                Nine Months Ended
                                                   December 31
                                               -------------------
                                                 1995       1994
                                               --------   --------
                                                  (in millions)

Financing Activities
  Proceeds from issuance of debt              $   89.7  $   76.5
  Repayment of debt                               (6.5)    (34.2)
  Capital stock transactions
     Treasury stock acquired                     (35.1)     (3.1)
     Issuances                                     9.2       7.8
     ESOP notes and guarantee                      3.9      11.0
     Dividends paid                              (33.0)    (58.4)
  Financing activities
    - discontinued operations                        -       3.9
                                               -------   -------

          Net cash provided by
            financing activities                  28.2       3.5
                                               -------   -------

Net (Decrease) Increase in Cash
   and Cash Equivalents                         (203.8)     55.2


Cash and Cash Equivalents
   at beginning of period                        385.4      89.0
                                               -------   -------

Cash and Cash Equivalents
  at end of period                            $  181.6  $  144.2
                                               =======   =======


See Financial Notes.



                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


1.   Interim Financial Statements
---------------------------------

     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of December 31, 1995 and the results of its operations and its cash flows for the nine months ended December 31, 1995 and 1994. Such adjustments were of a normal recurring nature other than those discussed in Note 3 herein.

     The results of operations for the nine months ended December
31, 1995 and 1994 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1995 Proxy Statement which has previously been filed with the Securities and Exchange Commission.

2.  Discontinued Operations
---------------------------

     Earnings from discontinued operations in the prior year three and nine month periods consist of the operations of PCS Health Systems, Inc. ("PCS") which were divested in November 1994 (the "PCS Transaction") resulting in a gain on the sale of $576.7 million.

3.  Continuing Operations
-------------------------

     The loss from continuing operations in the quarter ended December 31, 1994, includes $61.9 million ($46.8 million after-tax) of one-time compensation costs related to the PCS Transaction, $107.0 million of income tax expense related to transfer of assets and liabilities in connection with the PCS Transaction, $208.9 million ($149.6 million after-tax) of charges for restructuring, asset impairment and other operating items and $1.2 million of expense ($0.6 million income after-tax) related to contributions to the McKesson Foundation. An additional charge of $11.5 million ($7.0 million after-tax) due to a credit loss arising from a problem receivable and $0.8 million of contributions to the McKesson Foundation ($0.4 million income after-tax) are included in continuing operations in the nine months ended December 31, 1994.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------

     The operations of the Company's Service Merchandising Business previously included in the Health Care Services segment have been reclassified as a separate segment to better reflect healthcare related activities. Prior periods have been reclassified accordingly. The operating profits of the Company's continuing operations by business segment were impacted in the quarter and nine month periods ended December 31, 1994 by the previously discussed charges for restructuring, asset impairment and other operating items, compensation costs associated with the PCS Transaction and contributions to the McKesson Foundation.
Such charges are discussed in Note 3 to the Consolidated Interim Financial Statements and affect all segments except for Armor All.

The revenues and operating profits of the Company by business segment are as follows:

                                  Three Months Ended December 31
                                 --------------------------------
                                  1995          1994        %Chg.
                                 ------        ------       -----
                                     (in millions)
REVENUES
Health Care Services(1)         $3,299.4      $3,085.7      6.9
Service Merchandising              143.1         163.2    (12.3)
Water Products                      59.7          57.5      3.8
Armor All                           34.6          39.2    (11.7)
Corporate                           12.9           4.4
                                 -------       -------
     Total                      $3,549.7      $3,350.0      6.0
                                 =======       =======

OPERATING PROFIT
Health Care Services            $   50.1      $  (48.3)(2)
Service Merchandising                6.1         (75.1)(2)
Water Products                       8.5         (12.4)(2)
Armor All                            2.7           6.4    (57.8)
                                 -------       -------
     Total                          67.4        (129.4)

Interest - net(3)                   (4.3)         (7.6)
Corporate and other                 (8.3)        (87.4)(2)
                                 -------       -------
Income (loss) before taxes      $   54.8      $ (224.4)
                                 =======       =======

(1)  Health Care Services Revenues include:
     Sales to customers'
       warehouses                 $790.4        $708.1     11.6
     International revenues        398.4         379.9      4.9

(2) See Note 3 to the Consolidated Interim Financial Statements for a discussion of charges effecting segment operating profit for the periods ended December 31, 1994.

(3)  Interest expense is shown net of corporate interest income.


                                   Nine Months Ended December 31
                                 --------------------------------
                                  1995          1994        %Chg.
                                 ------        ------       -----
                                     (in millions)
REVENUES
Health Care Services(1)        $ 9,447.5      $9,017.3      4.8
Service Merchandising              433.3         491.1    (11.8)
Water Products                     197.8         188.1      5.2
Armor All                          124.6         136.9     (9.0)
Corporate                           30.9           7.6
                                --------       -------
     Total                     $10,234.1      $9,841.0      4.0
                                ========       =======
OPERATING PROFIT
Health Care Services           $   144.1      $   22.1(2)
Service Merchandising               15.2         (64.0)(2)
Water Products                      31.0           6.5(2)
Armor All                           12.6          24.5    (48.6)
                                --------       -------
     Total                         202.9         (10.9)

Interest - net(3)                  (10.2)        (28.4)
Corporate and other                (25.6)       (105.4)(2)
                                --------       -------
Income (loss) before taxes     $   167.1      $ (144.7)
                                ========       =======

(1)  Health Care Services Revenues include:
     Sales to customers'
       warehouses               $2,304.0      $2,148.6      7.2
     International revenues      1,168.6       1,057.6     10.5

(2) See Note 3 to the Consolidated Interim Financial Statements for a discussion of charges effecting segment operating profit for the periods ended December 31, 1994.

(3) Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW




Overview of Results
-------------------

     Net income from continuing operations for the third quarter increased to $32.9 million, $.70 per fully-diluted share, from a loss of $276.3 million, $(6.06) per share in the prior year (which included $302.8 million of charges as discussed in Note 3 to the Consolidated Interim Financial Statements). For the nine month period, net income from continuing operations increased to $97.4 million, $2.08 per share, from a loss of $232.8 million, $(5.20) per share for the comparable period in the prior year (which included $309.4 million of charges as discussed in Note 3 to the Consolidated Interim Financial Statements). The prior year's three and nine month net income amounts included $3.0 million and $21.0 million, respectively, from the operations of PCS which were divested in November of 1994 and have been accounted for as a discontinued operation. The PCS Transaction resulted in a gain of $576.7 million in the quarter ended December 31, 1994.


HEALTH CARE SERVICES

     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations (Canada, Mexico, and Central America). This segment accounted for 92.9% of consolidated revenues and 74.3% of operating profit for the third quarter, and 92.3% and 71.0%, respectively, for the nine month period ended December 31, 1995.

     Segment revenues increased by 6.9% and 4.8% for the three and nine month periods, respectively, from the comparable periods in the prior year. The level of revenue growth continues to reflect the loss of a high-volume customer at the beginning of the current fiscal year, offset by growth from the institutional and independent retail drug store segments, especially the Company's Valu-Rite(R) network of independent pharmacies.

     Operating profit for the quarter increased by 8.7% from the prior year and by 12.6% for the nine month period (excluding $94.4 million and $105.9 million of charges for restructuring, asset impairment and other items in the three month and nine month periods ended December 31, 1994, respectively). The segment continues to experience intense pricing competition which is expected to persist. The results for both the three and nine month periods include start-up and research and development costs related to the Company's new Health Systems division and to new, technology-based initiatives to improve the Company's competitiveness in the retail and institutional market segments. Results for the nine month period include a pre-tax gain of $11.2 million from the sale of the Central American pharmaceutical subsidiary.

SERVICE MERCHANDISING

     Revenues in the Service Merchandising segment decreased by 12.3% and 11.8% for the three and nine month periods, respectively, from the comparable periods in the prior year. The decrease in revenues is a result of ongoing competitive pressures and the loss of a major customer. Operating profit for the quarter decreased by 15.3% from the prior year and by 16.9% for the nine month period (excluding $82.3 million of charges for restructuring, asset impairment and other special items in the prior year's periods). These decreases also reflect ongoing competitive pressure in the segment's business.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW




WATER PRODUCTS

     Revenues in the Water Products segment increased by 3.8% for the three months and 5.2% for the nine months as compared with the prior year. Operating profit for the quarter increased by 73.5% from the prior year quarter and by 30.3% for the nine month period (excluding charges for restructuring, asset impairment and other items of $17.3 million in the prior year's periods). This improvement reflects sales growth in the direct delivery business and lower overall operating costs, due in part to the segment's ongoing programs to improve customer service which have reduced customer turnover expenses and increased productivity.


ARMOR ALL

     Armor All Products Corp., which is 55% owned by the Company, experienced decreases in revenue of 11.7% and 9.0% for the three and nine month periods, respectively, compared with the prior year. These decreases resulted from retailers in North America reducing inventory levels in response to slower consumer purchases of automotive appearance products, partly offset by increases in the international and home care divisions. Operating profit declined by 57.8% in the quarter and 48.6% in the nine month period due to the decline in revenues and because fixed marketing and advertising expenses are spread over the lower revenue base.



CORPORATE

     Prior year quarter and nine month results included $61.9 million of compensation costs related to the PCS Transaction, $14.9 million of charges for restructuring, asset impairment and other operating items and $1.2 million of contributions to the McKesson Foundation. An additional $0.8 million of contributions to the McKesson Foundation is included in the prior year's nine month results.



Liquidity and Capital Resources
-------------------------------

     Cash, equivalents and marketable securities decreased $165.7 million during the nine months to $527.0 million primarily due to a seasonal increase in inventories and payments of other current liabilities related to the PCS Transaction.

     Net interest expense decreased during the nine month period as compared with the prior year primarily due to earnings on the investment of the proceeds received from the PCS Transaction in the third quarter of fiscal 1995. Until redeployed, the proceeds are being invested in U.S. Treasury securities with maturities ranging up to two years.

     The Company's debt-to-capital ratio increased from 33% at March 31, 1995 to 35% at December 31, 1995 largely as a result of short-term borrowings by its health care products distribution operations in Canada.

     During the first nine months of fiscal 1996, the Company repurchased 779,925 shares of its common stock for $35.1 million under a previously announced 3.5 million share repurchase program.

                   PART II.  OTHER INFORMATION
                   ===========================




Item 6.   Exhibits and Reports on Form 8-K
-------------------------------------------

          (a)  Exhibits

               11   Computation of Earnings per Common Share

               27   Financial Data Schedule


          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                            SIGNATURE



                        S I G N A T U R E
                        -----------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   McKESSON CORPORATION
                                   (Registrant)




Dated:  February 13, 1996          By /s/ Kevin B. Ferrell
                                   -------------------------------
                                   Kevin B. Ferrell
                                   Vice President and
                                     Chief Financial Officer




                                   By /s/ Richard H. Hawkins
                                   -------------------------------
                                   Richard H. Hawkins
                                   Vice President and Controller

                          EXHIBIT INDEX
                          =============




Exhibit
Number              Description
-------             -----------

  11                Computation of Earnings per Common Share

  27                Financial Data Schedule