Form 10-K
period 1996-03-31
MCKESSON CORP
filed 1996-06-19
CIK 927653

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 3, 1996 $1,453,307,348
                  -------------

Number of shares of common stock outstanding at June 3, 1996:  42,939,511
                                                               ----------

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Appendix to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 31, 1996 are incorporated by reference into Parts I and II of this report. Portions of the Registrant's Proxy Statement for said meeting are incorporated by reference into Part III of this report.

                              TABLE OF CONTENTS



Item                                                           Page
- ----                                                           ----
                                     PART I

  1.    Business.............................................    1

  2.    Properties...........................................    7

  3.    Legal Proceedings....................................    7

  4.    Submission of Matters to a Vote of Security Holders..    9

        Executive Officers of the Registrant.................   10


                                    PART II
  5.    Market for the Registrant's Common Stock and
        Related Stockholder Matters..........................   13

  6.    Selected Financial Data..............................   13

  7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................   13

  8.    Financial Statements and Supplementary Data..........   13

  9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..................   13

                                    PART III

 10.    Directors and Executive Officers of the Registrant...   14

 11.    Executive Compensation...............................   14

 12.    Security Ownership of Certain Beneficial Owners and
        Management...........................................   14

 13.    Certain Relationships and Related Transactions.......   14

                                    PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.........................................   15

        Signatures...........................................   16

                                    PART I


ITEM 1.   BUSINESS

(a)  General Development of Business

     New McKesson (the "Company") was organized in the state of Delaware on July 7, 1994 as a wholly-owned subsidiary of McKesson Corporation, a Delaware corporation ("McKesson"), for the purpose of owning and operating the businesses of McKesson following the acquisition of McKesson's pharmaceutical benefits management business ("PCS") by a subsidiary of Eli Lilly and Company, for approximately $4 billion (the "PCS Transaction").

     For financial statement purposes, the Company is the continuing entity and has retained the name McKesson Corporation. PCS is reflected as a discontinued operation in the Company's consolidated financial statements.

     During fiscal 1996, the Company made several key acquisitions and investments reflecting its increased focus on health care.

     In December 1995, the Company acquired Ogden BioServices Corporation, renamed McKesson Bioservices Corporation, which provides support services to commercial, non-profit and governmental organizations engaged in drug development and biomedical research. Also during fiscal 1996, the Company acquired interests in two companies engaged in the development of new technology-based initiatives to enhance the Health Care Services segment's competitive position.

     In addition, during fiscal 1996 the Company made significant internal investments in technology-based initiatives to improve its competitiveness in the retail and institutional market segments. The CareMax(SM) and OmniLink(SM) programs provide value-added programs and services designed to improve the profitability and competitiveness of community pharmacies. The BidLink(SM) and SupplyNET(SM) programs are designed to assist institutional consumers in enhancing logistics, contract compliance and utilization management.

     In April 1996, the Company acquired Automated Healthcare, Inc. which provides automated pharmaceutical dispensing equipment for use by health care institutions.

     In May 1995, the Company announced its intention to repurchase from time to time up to 3.5 million shares of its common stock in open market or private transactions. During fiscal 1996, the Company repurchased 1.35 million shares for $63 million. On May 31, 1996, the Company announced the authorization for the repurchase of an additional 3.5 million common shares and that substantially all of the shares in the initial authorization had been repurchased.

     Developments which could be considered significant to individual segments of the business are described under (c)(1) "Narrative Description of Business" on pages 2 through 6 of this report.

(b)  Financial Information About Industry Segments

     Financial information for the three years ended March 31, 1996 appears in Financial Note 15, "Segments of Business", on pages 37 and 38 of the Appendix to the Company's 1996 Proxy Statement, which note is incorporated herein by reference.

(c)  Narrative Description of Business

     (1) Description of Segments of Business

         The principal segments of the Company's business are:

         Health Care Services
         Service Merchandising
         Water Products
         Armor All


Health Care Services

Products & Markets

     Wholesale Distribution of Pharmaceutical & Health Care Products -- Within the United States and Canada, the Company is the largest wholesale distributor of ethical and proprietary drugs and health and beauty care products. Its products are distributed to chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers. This business requires large inventories, significant amounts of which are financed by related payables. In addition, the Company owns a 22.7% equity interest in Nadro, S.A. de C.V. the leading pharmaceutical wholesaler in Mexico.

     Using the names "Economost" and "Econolink" and a number of related service marks, the Company has promoted electronic order entry systems and a wide range of computerized merchandising and asset management services for drug retailers and hospitals. The Company is also a supplier of computer systems and software for pharmacy management.

     Voluntary Marketing Program -- Under the Valu-Rite(R) pharmacy program, the Company provides its independent U.S. retail drug store customers with a common marketing identity, group advertising, purchasing programs, promotional merchandise and access to a pharmacy provider network. At March 31, 1996, approximately 5,050 stores were participating in the Valu-Rite program. Similar programs are available to independent drug stores through other drug wholesalers. The Company provides similar services to retail drug stores in Canada. Independent pharmacists will have access to OmniLink through CareMax, a new pharmacy network. This will enable CareMax members to take advantage of new profit opportunities through improved access to managed care networks and programs designed to enhance patient care.

     OmniLink is a centralized pharmacy computer application offered to all the Company's retail customers. OmniLink enables pharmacists to streamline pharmacy transactions, increase transaction accuracy, and participate in patient care programs. Using OmniLink, retailers can better manage and serve customers, pharmacy benefit managers, pharmaceutical manufacturers and managed care organizations.

     In the institutional market segment, BidLink enables hospitals, alternate care sites and long-term health care providers to manage price and product mix. SupplyNET provides tools to the Company's institutional customers for contract compliance and utilization management.

     In the United States, the Company does business under the McKesson Drug Company and McKesson Health Systems trade-names. In Canada, the Company does business under the name Medis Health and Pharmaceutical Services Inc.

     Pharmaceutical Services Group -- McKesson's Pharmaceutical Services Group is comprised of Healthcare Delivery Systems, Inc. ("HDS") and McKesson Bioservices Corporation ("Bioservices"). HDS provides services designed to meet the needs of pharmaceutical and other healthcare manufacturers in commercializing a product and enhancing its market position. The core activity currently is the development of integrated systems for specialized delivery of biotech and other high-cost pharmaceutical therapies. These systems manage manufacturer cost and information requirements through a variety of services including financial assistance programs for patients, reimbursement support and patient advocacy programs and product hot-line, physician and patient information programs. These services are also provided to manufacturers on a stand alone basis outside of integrated service systems. Bioservices provides support services to commercial, non-profit and governmental organizations engaged in drug development and biomedical research including biological repository management, clinical trials support and regulatory process management services.

     Other -- Through its Sunmark operations, the Company supplies durable medical equipment to the home health care industry. Through Zee Medical, Inc., the Company distributes first-aid products and supplies to industrial and commercial customers. Through Automated Healthcare Inc., acquired in April 1996, the Company provides automated pharmaceutical dispensing equipment for use by health care institutions.

Competition


     In every area of operations, the distribution businesses (excluding the Pharmaceutical Services Group) face strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, and from manufacturers engaged in direct distribution. The particular areas in which the Pharmaceutical Services Group provides services are in a rapid state of development and therefore there are no clearly defined markets in which the Pharmaceutical Services Group competes. It nonetheless faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the Pharmaceutical Services Group) which may from time to time decide to develop, for their own internal needs, those services which are provided by the Pharmaceutical Services Group and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in the Health Care Services segment.

Intellectual Property

     The principal trademarks and service marks of the Health Care Services segment are: ECONOMOST(R), ECONOLINK(R), VALU-RITE(R), BidLink, SupplyNET, CareMax, OmniLink and RxOBOT(TM). The Health Care Services segment also owns other registered and unregistered trademarks and service marks and similar rights. All of the principal marks are registered in the United States and registration has been obtained or applied for in Canada with respect to such marks. The United States federal registrations of these trademarks and service marks have ten or twenty year terms, depending on date of registration; the Canadian registrations have fifteen year terms. All are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement. The Company does not consider any particular patents, licenses, franchises or concessions to be material to the business of the Health Care Services segment.

Service Merchandising

Products & Markets

     Millbrook Distribution Services Inc. ("Millbrook") -- Millbrook distributes health and beauty care products, general merchandise and specialty foods to supermarkets, convenience stores, discount department stores and drugstores.
The primary market area for product distribution is the U.S., east of the Rockies. In addition to the core procurement and distribution businesses, Millbrook provides services such as product recommendations, planogramming, retail shelf management and temporary field labor.

Competition

     In all areas of operation, Millbrook faces strong competition both as to price and service from national and regional grocery wholesalers, regional specialty distributors, service merchandisers and self-warehousing by retailers and buying organizations. Economies of scale, as well as price, product variety, value-add services and marketing and technological support are generally the principal competitive elements.

Intellectual Property

     The principal trademarks and service marks of the Service Merchandising segment are: VALU-STAR(R), BRIGHT IDEAS(R), and CARRIAGE TRADE(R). Millbrook also owns other registered and unregistered trademarks and service marks and similar rights. All of the principal marks are registered in the United States. The United States federal registrations of these trademarks and service marks have ten or twenty year terms, depending on date of registration; and are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement. The Company does not consider any particular patents, licenses, franchises or concessions to be material to the business of the Service Merchandising segment.


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

Competition

     Water Products faces significant competition in both price and service in all aspects of its business from several large local and regional competitors.

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

Armor All

Products & Markets

     The Company is engaged through its majority-owned Armor All Products Corporation subsidiary ("Armor All") in developing and marketing a line of branded appearance enhancement and protection products primarily for the do-it-yourself automotive and home care markets. Its principal brand, Armor All(R), has the leading position in the domestic automotive protectant market. A second major brand, Rain Dance(R), is a strong competitor in the market for automotive waxes, polishes and washes. Armor All's principal product, Armor All(R) Protectant, is designed to protect and beautify natural and synthetic polymer materials and is used primarily on certain automobile surfaces. Armor All's products are marketed in the U.S. and Canada by its direct sales force and through independent manufacturers' representatives and distributors. International sales are effected through foreign sales offices, foreign distributors and a marketing and distribution alliance with S.C. Johnson. Primary customers include mass merchandise retailers, auto supply stores, warehouse clubs, hardware stores and other retail outlets. Armor All in recent years has extended its product lines by introducing Armor All(R) Tire Foam(R) Protectant, Armor All(R) QuickSilver(TM) Wheel Cleaner, Armor All(R) Protectant Low-Gloss Natural Finish, Armor All(R) Spot & Wash(TM) Concentrate, Armor
All(R) Leather Care Protectant, Armor All(R) Armor Plate(R) Paint Protectant and Armor All(R) FlashBlack(TM) Tire Shine. In January 1994, Armor All entered the home care market with the acquisition of the E-Z Deck Wash(R) and E-Z D(TM) brands. The E-Z Deck Wash product is designed to clean and restore wood surfaces such as patio decks, siding and fences. Subsequent to the acquisition, Armor All expanded its home care line by introducing several products under the Armor All brand name: Deck Protector, WaterProofing Sealer, Vinyl Siding Wash, Painted Wood Wash and three Pressure Washing Formulas. Products which comprise a majority of Armor All's sales volume are manufactured under full service packaging agreements whereby contract packagers generally own the raw materials and finished goods in their possession and transfer title to Armor All just prior to shipment to Armor All's customers. Armor All's use of contract packagers permits it to avoid significant investments in inventory, machinery and other fixed assets. Armor All's relationships with its three most important packagers have lasted for 8, 11 and 23 years, respectively. Subject to contractual arrangements, Armor All periodically reevaluates its selection of packagers, and believes that other acceptable packagers are readily available.

Competition

     In the domestic protectant market, Armor All Protectant has two principal competitors, STP(R) Son-of-a-Gun(R) Protectant and Turtle Wax(R) Formula 2001(R). Armor All(R) Tire Foam(TM) Protectant has four principal competitors and Armor All(R) QuickSilver(TM) Wheel Cleaner has three principal competitors. Armor All brand cleaner competes against many specialty automotive cleaner products. Armor All brand wash products and all of the Rain Dance and Rally brand products compete with numerous wash, wax and polish products in the automotive aftermarket. The No.7 brand products compete with many wash and specialty cleaning products. Competition in international markets varies by country.

     In the domestic home care products market, the E-Z Deck Wash brand product has two principal competitors, Thompson's(R) Deck Wash and Olympic(R) Deck Cleaner, and several secondary competitors. Armor All Deck Protector and Armor All WaterProofing Sealer each compete against products marketed under the Thompson's, Olympic and Behr brand names. Armor All Vinyl Siding Wash and Armor All Painted Wood Wash compete against multi-surface products marketed under the Thompson's and Olympic brand names. The Armor All Power Washing Formulas compete against products marketed by the manufacturers of power washer machines; Coleman and Karcher are the principal brand names.


Intellectual Property

     The principal trademarks and service marks of the Armor All segment are:
ARMOR ALL(R), VIKING DESIGN(R) and related designs, RAIN DANCE(R), RALLY(R), NO. 7(R), TIRE FOAM(R), QUICKSILVER(TM), SPOT & WASH(R), ARMOR PLATE(R), FLASHBLACK(R), EXPRESS WASH(TM), WAX PAX(TM), E-Z DECK WASH(R) and E-Z D(TM). Armor All also owns other registered and unregistered trademarks and service marks. All of the principal trademarks and service marks are registered in the United States and Canada. Such marks are also registered in certain other foreign jurisdictions. The United States federal registrations of these trademarks and service marks have ten or twenty year terms, depending on date of registration; the Canadian registrations have fifteen year terms. All are subject to unlimited renewals. The Company believes it has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement.

     Armor All owns a patent on ARMOR ALL Armor Plate Paint Protectant, RAIN DANCE wax, and Armor All Spot & Wash concentrate, and has applied for patents on ARMOR ALL QuickSilver Wheel Cleaner and ARMOR ALL Vinyl Siding Wash. In addition, Armor All owns a patent on an E-Z DECK WASH product and has other domestic and foreign E-Z DECK WASH patents pending. Armor All has the exclusive right to use a supplier's patented formula to produce ARMOR ALL Deck Protector. The Company believes that Armor All's trademarks are more important assets than its patents, and that the termination or invalidity of its patents would not have a material adverse effect on Armor All.

Ownership

     At March 31, 1996, the Company owned 55% of the outstanding common shares of Armor All. In fiscal 1994, the Company sold $180 million of subordinated debentures that are exchangeable, at the option of the holders, into 6.9 million additional shares of Armor All common stock owned by the Company, subject to the Company's right to pay cash equal to the market price of the stock in lieu of making the exchange. If all of the debentures were exchanged, the Company's' ownership interest in Armor All would be reduced to approximately 22%. In such event, the Company may not be able to exercise continued control over the business operations of Armor All and may not be able to obtain the financial benefits it would otherwise have received if it had maintained its controlling interest in Armor All.


     (2) Other Information About the Business

     Customers -- Sales to the Company's largest customer, Wal-Mart Stores, Inc., accounted for 11% of consolidated revenues in fiscal 1996 and 10% in fiscal 1995; however, no material part of the business is dependent upon a single or a very few customers, the loss of any one of which could have a material adverse effect on the Company or any of its business segments.

     Environmental Legislation -- The Company sold its chemical distribution operations in fiscal 1987. In connection with the disposition of those operations, the Company retained responsibility for certain environmental obligations and has entered into agreements with the EPA and certain states pursuant to which it is or may be required to conduct environmental assessments and cleanups at several closed sites. These matters are described further in
Item 3 "Legal Proceedings" below. Other than any capital expenditures which may be required in connection with those matters, the Company does not anticipate making substantial capital expenditures for environmental control facilities or to comply with environmental laws and regulations in the future. The amount of capital expenditures expended by the Company for environmental compliance was not material in fiscal 1996 and is not expected to be material in the next fiscal year.

     Employees -- At March 31, 1996, the Company employed approximately 11,300 persons.

     Backlog Orders -- Each of the Company's segments seeks to promptly fill or otherwise satisfy the orders of each such segment's customers. Accordingly, none of the Company's segments has a significant backlog of customer orders.


(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales

     Information as to foreign operations is included in Financial Note 15, "Segments of Business" on pages 37 and 38 of the Appendix to the Company's 1996 Proxy Statement (the "Appendix"), which notes are incorporated herein by reference.



ITEM 2.   PROPERTIES

     Because of the nature of the Company's principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and adequate to meet its needs for the next several years. Information as to material lease commitments is included in Financial Note 10, "Lease Obligations" on pages 29 and 30 of the Appendix, which note is incorporated herein by reference. Due to the numerous warehousing, office and other facilities utilized by the Company in its business operations, the Company does not believe that any one of its facilities is materially important to the Company.



ITEM 3.   LEGAL PROCEEDINGS

     In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and possible legal actions for product liability and other damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of the Company's business.

     The Company currently is a defendant in six civil actions filed since late 1993 by retail pharmacies. The first proceeding, Feitelberg v. Abbott Laboratories, is pending in the Superior Court for the State of California (County of San Francisco) and is now referred to as Coordinated Proceeding Special Title, Pharmaceutical Cases I, II and III. The second proceeding, HJB, Inc. v. Abbott Laboratories (now known as MDL 997), is pending in the United States District Court for the Northern District of Illinois. The third proceeding, K-S Pharmacies, Inc. v. Abbott Laboratories, is pending in the Circuit Court of Wisconsin for Dane County. A fourth action, Adams v. Abbott Laboratories, was filed in the U.S. District Court for the Eastern District of Arkansas. A fifth action, Salk Drug Co. v. Abbott Laboratories, was filed in the District Court of Minnesota, Fourth Judicial District. Finally, an action was filed this past year in California Superior Court for San Francisco County, Horton v. Abbott Laboratories, et. al.. These actions were brought as purported class actions on behalf of all other similarly-situated retail pharmacies. A class has been certified in Feitelberg and in MDL 997. There are numerous other defendants in these actions including pharmaceutical manufacturers, a pharmaceutical mail order firm, and several other wholesale distributors. These cases allege, in essence, that the defendants have unlawfully conspired together and agreed to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, discriminatory, and non-competitive levels, all in violation of various state and federal antitrust laws. Some of the plaintiffs specifically contend that the wholesaler and manufacturer defendants are engaged in a conspiracy to fix prices charged to plaintiffs and members of the purported classes (independent and chain retail drug stores) above the price levels charged to mail order pharmacies, HMOs and other institutional buyers. The California cases allege, among other things, violation of California antitrust law. In MDL 997, plaintiffs allege that defendants' actions constitute price fixing in violation of the Sherman Act. In the K-S Pharmacies, Inc. and Salk Drug complaints, plaintiffs allege violation of Wisconsin and Minnesota antitrust laws, respectively. In each of the complaints, except Adams, plaintiffs seek certification as a class and remedies in the form of injunctive relief, unquantified monetary damages (trebled as provided by law), and attorneys fees and costs. In addition, the California cases seek restitution. In MDL 997, the court recently granted the motion for summary judgment filed by the Company and other wholesaler defendants. In K-S Pharmacies, the court dismissed the Company and other wholesaler defendants without prejudice and is considering whether the dismissal will be with prejudice. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in the remaining cases. In addition, the Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

     Primarily as a result of the operation of its former chemical businesses, which were divested in fiscal 1987, the Company is involved in various matters pursuant to environmental laws and regulations:

The Company has received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at five sites where the Company (or entities acquired by the Company) formerly conducted operations; and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites, including soil and groundwater remediation.

The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $24 million, net of amounts which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $24 million is expected to be paid out between April 1996 and March 2028 and is included in the Company's recorded environmental reserves at March 31, 1996.

     In addition, the Company has been been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 27 Superfund sites. With respect to each of these Superfund sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at these 27 Superfund sites is approximately $3 million, net of amounts which third parties are expected or have agreed to contribute where the Company believes it is probable that the third parties will fulfill their agreements to pay. Settlements and costs paid by the Company in Superfund matters to date have not been significant. The $3 million is included in the Company's recorded environmental reserves at March 31, 1996, along with an additional $1 million for miscellaneous other matters.

     The potential costs to the Company related to environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of the Company's liability in proportion to other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties.

     Management believes, based on current knowledge and the advise of the Company's counsel, that the outcome of the litigation and governmental proceeding discussed in this Item 3 will not have a material adverse effect on the Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 1996.

                      Executive Officers of the Registrant


     The following table sets forth information concerning the executive officers of the Registrant as of June 3, 1996. The number of years of service with the Company includes service with predecessor and acquired companies, including McKesson.

     There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


     Name            Age   Position with Registrant and Business Experience
- -------------------  ---   ------------------------------------------------

Alan Seelenfreund    59    Chairman of the Board and Chief Executive Officer
                           since July 1994 and a Director since November 1994.
                           Formerly Chairman of the Board and Chief Executive
                           Officer (November 1989-November 1994), a Director
                           (July 1988-November 1994) and Chief Financial Officer
                           (April 1984-April 1990) of McKesson. Service with the Company - 21 years.

Mark A. Pulido       43    President and Chief Operating Officer and a Director
                           since May 20, 1996.  Chief Executive Officer, Sandoz
                           Pharmaceuticals Corporation (January-April 1996) and
                           Chief Operating Officer (December 1994-December
                           1995). Other positions in the last six years, all with Red Line Healthcare Corporation, a Sandoz affiliate: Chairman of the Board (December 1994-
                           January 1996), Chairman, President and Chief
                           Executive Officer (March 1992-November 1994),
                           President and Chief Executive Officer (January 1992-
                           March 1992), and President and Chief Operating
                           Officer (February 1990-December 1991). Service with the Company - 1 month.

William A. Armstrong 55    Vice President Human Resources and Administration
                           since September 1994.  Formerly Vice President Human
                           Resources and Administration (April 1993-November
                           1994), Vice President Administration (July 1991-April
                           1993) and Executive Assistant to the Office of the Chief Executive (1990- April 1992) of McKesson.
                           Service with the Company - 24 years.

Jon W. d'Alessio     49    Staff Vice President and Treasurer since September
                           1994. Formerly Staff Vice President and Treasurer
                           (January 1992-November 1994), Staff Vice President
                           Corporate Treasury (November 1991-January 1992) and
                           Staff Vice President and Chief Information Officer
                           (1990-November 1991) of McKesson.  Service with the
                           Company - 18 years.

     Name            Age   Position with Registrant and Business Experience
- -------------------  ---   ------------------------------------------------

Michael T. Dalby     50    Vice President Strategic Planning since September
                           1994. Principal at McKinsey & Company, Inc., an international management consulting firm (1988-1994).
                           Service with the Company - 1 year 9 months.

Kevin B. Ferrell     48    Vice President and Chief Financial Officer since
                           October 1994. Executive Vice President of Global
                           Investment Management at Bank of America (1993-March
                           1994). Other positions in the last 18 years, all associated with Bank of America: President and Director of SeaFirst Bank, Senior Vice President and
                           Head of Corporate Banking in San Francisco and Senior
                           Vice President of Finance and Treasury. Service with the Company - 1 year 7 months.

John H. Hammergren   37    Vice President and President of McKesson Health
                           Systems since January 1996. President, Medical/
                           Surgical Division, Kendall Healthcare Products
                           Company (1993-1996) and Vice President and General
                           Manager (1991-1993). Service with the Company - 5 months.

Richard H. Hawkins   46    Vice President and Controller since September 1994.
                           Formerly Vice President (April 1993-November 1994) and Controller (April 1990-November 1994) of
                           McKesson, Chief Financial Officer (September 1993-
                           November 1994) of McKesson's Drug Company division and Vice President Finance (February 1991-April 1993) of McKesson's Distribution Group. Service with the
                           Company - 12 years.

David L. Mahoney     41    Vice President since September 1994 and President,
                           Pharmaceutical Services Group since February 1996.
                           Formerly President of Healthcare Delivery Systems,
                           Inc., a wholly-owned subsidiary of the Company, (September 1994-December 1995) and Vice President
                           Strategic Planning (July 1990-September 1994) of
                           McKesson.  Service with the Company - 6 years.

Ivan D. Meyerson     51    Vice President and General Counsel since July 1994.
                           Formerly Vice President and General Counsel (January
                           1987-November 1994) of McKesson.  Service with the
                           Company - 18 years.

Nancy A. Miller      52    Vice President and Corporate Secretary since July
                           1994. Formerly Vice President and Corporate Secretary
                           (December 1989-November 1994) of McKesson. Service with the Company - 18 years.

     Name            Age   Position with Registrant and Business Experience
- -------------------  ---   ------------------------------------------------

Charles A. Norris    50    Vice President and President of McKesson Water
                           Products Company, a wholly-owned subsidiary of the Company, since September 1994. Formerly Vice
                           President (April 1993-November 1994) and President
                           (May 1990-November 1994) of McKesson Water Products
                           Company, a wholly-owned subsidiary of McKesson.
                           Service with the Company - 6 years.

Robert A. Sigel      42    Vice President since November 1995 and President of
                           Millbrook Distribution Services Inc., a wholly-owned subsidiary of the Company, since November 1994.
                           Formerly President (1990-November 1994) of Millbrook
                           Distribution Services Inc., a wholly-owned subsidiary of McKesson, and its predecessor companies. Service with the Company - 10 years.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

(a)  Market Information

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. High and low prices for the common stock by quarter appear in Financial Note 17, "Quarterly Financial Information" on pages 41 and 42 of the Appendix which note is incorporated herein by reference.


(b)  Holders

     The number of record holders of the Company's common stock as of March 31, 1996 was 15,143.


(c)  Dividends

     Dividend information is included in Financial Note 17, "Quarterly Financial Information" on pages 41 and 42 of the Appendix, which note is incorporated herein by reference.



ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data is shown on pages 2 to 6 of the Appendix and is incorporated herein by reference.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     Management's discussion and analysis of the Company's financial condition and results of operations appears in the Financial Review on pages 7 through 15 of the Appendix and is incorporated herein by reference.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data appear on pages 18 through 42 of the Appendix and are incorporated herein by reference.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated by reference from the Company's 1996 Proxy Statement (the "Proxy Statement"). Certain information relating to Executive Officers of the Company appears from pages 10 through 12 of this Form 10-K Annual Report. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Company's 1996 Proxy Statement.



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

                                    PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


(a)  Exhibits and Financial Statement Schedule

     The following consolidated financial statements of the Company and the Independent Auditors' Report are included on pages 17 through 42 of the Appendix and are incorporated by reference in Item 8:

     Independent Auditors' Report

     Consolidated Financial Statements

          Statements of Consolidated Income for the years ended
           March 31, 1996, 1995 and 1994

          Consolidated Balance Sheets, March 31, 1996, 1995 and 1994

          Statements of Consolidated Stockholders' Equity for the years ended March 31, 1996, 1995 and 1994

          Statements of Consolidated Cash Flows for the years ended
           March 31, 1996, 1995 and 1994

     Financial Notes

          The following are included herein:                   Page
                                                               ----

          Independent Auditors' Report on Supplementary
           Financial Schedule                                   17

          Supplementary Financial Schedule:                     18
            II  Consolidated Valuation and Qualifying Accounts


     Financial statements and schedules not included or incorporated by reference herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

     Exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index on pages 19 through 22.


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      McKESSON CORPORATION



Date:  May 31, 1996                   By:   /s/Kevin B. Ferrell
                                           ------------------------------------
                                           Kevin B. Ferrell, Vice President
                                           and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 31, 1996 by the following persons on behalf of the Registrant and in the capacities indicated:



/s/Alan Seelenfreund                          /s/Mark A. Pulido
- -----------------------------------------     --------------------------------
Alan Seelenfreund, Chairman and               Mark A. Pulido, President and
  Chief Executive Officer and Director          Chief Operating Officer and
                                                Director


/s/Kevin B. Ferrell                           /s/Richard H. Hawkins
- -----------------------------------------     --------------------------------
Kevin B. Ferrell, Vice President              Richard H. Hawkins, Vice President
  and Chief Financial Officer                   and Controller


/s/Mary G.F. Bitterman                        /s/Tully M. Friedman
- -----------------------------------------     --------------------------------
Mary G.F. Bitterman, Director                 Tully M. Friedman, Director


                                              /s/George M. Keller
- -----------------------------------------     --------------------------------
James R. Harvey, Director                     George M. Keller, Director


/s/John M. Pietruski
- -----------------------------------------     --------------------------------
John M. Pietruski, Director                   Carl E. Reichardt, Director


/s/Jane E. Shaw                               /s/Robert H. Waterman
- -----------------------------------------     --------------------------------
Jane E. Shaw, Director                        Robert H. Waterman, Jr., Director

                        INDEPENDENT AUDITORS' REPORT ON
                        SUPPLEMENTARY FINANCIAL SCHEDULE



The Stockholders and Board of Directors of McKesson Corporation:


We have audited the consolidated financial statements of McKesson Corporation and subsidiaries as of March 31, 1996, 1995 and 1994, and for the years then ended and have issued our report thereon dated May 13, 1996 which expresses an unqualified opinion and includes an explanatory paragraph relating to the Corporation's change in its method of accounting for postemployment benefits; such consolidated financial statements and report are included in the Appendix to your Proxy Statement for the 1996 annual meeting of stockholders of the Corporation and are incorporated herein by reference. Our audits also included the consolidated supplementary financial schedule of McKesson Corporation, listed in Item 14(a). This consolidated supplementary financial schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP
San Francisco, California
May 13, 1996

                                                                     Schedule II
                      McKESSON CORPORATION - CONSOLIDATED
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (in thousands)



Column A                       Column B             Column C                    Column D            Column E
- --------------------------     ---------      ----------------------        ----------------   -------------------
                                                    Additions
                                              -----------------------
                               Balance at     Charged to  Charged to
                               Beginning      Costs and     Other                                Balance at
Description                    of Period       Expenses    Accounts         Deductions /(1)/   End of Period /(2)/
- --------------------------     ---------      ---------   ----------        ----------------   -------------------
AMOUNTS DEDUCTED FROM
 ASSETS TO WHICH THEY APPLY:

Year Ended March 31, 1996
- ---------------------------
   Allowances for doubtful
     accounts receivable       $43,584        $13,947     $     -               $30,111            $27,420
   Other reserves               16,044         13,749           -                13,271             16,522
                               -------        -------     -------               -------            -------
                               $59,628        $27,696     $     -               $43,382            $43,942
                               =======        =======     =======               =======            =======

Year Ended March 31, 1995
- --------------------------
   Allowances for doubtful
     accounts receivable       $18,637        $49,452     $     -               $24,505            $43,584
   Other reserves               15,599          6,066           -                 5,621             16,044
                               -------        -------     -------               -------            -------
                               $34,236        $55,518     $     -               $30,126            $59,628
                               =======        =======     =======               =======            =======

Year Ended March 31, 1994
- --------------------------
   Allowances for doubtful
     accounts receivable       $26,346        $ 9,994     $     1               $17,704            $18,637
   Other reserves               14,886          5,144           -                 4,431             15,599
                               -------        -------     -------               -------            -------
                               $41,232        $15,138     $     1               $22,135            $34,236
                               =======        =======     =======               =======            =======

- ---------------------
NOTES:                                      1996      1995      1994
                                            ----      ----      ----

  (1) Deductions:
        Written off                       $30,696   $27,491   $17,704
        Credited to other accounts         12,686     2,635     4,431
                                          -------   -------   -------
           Total                          $43,382   $30,126   $22,135
                                          =======   =======   =======
  (2) Amounts shown as deductions from:
        Current receivables               $43,047   $56,023   $30,826
        Other assets                          895     3,605     3,410
                                          -------   -------   -------
           Total                          $43,942   $59,628   $34,236
                                          =======   =======   =======

                                 EXHIBIT INDEX
 Exhibit
 Number                             Description
 -------   -------------------------------------------------------------------

   2.1 Restructuring and Distribution Agreement dated as of July 10, 1994, by and among McKesson Corporation, a Delaware corporation ("Old McKesson"), McKesson Corporation, a Maryland corporation ("Maryland"), Clinical Pharmaceuticals, Inc. ("CPI"), PCS Health Systems, Inc. ("PCS") and the Company (Exhibit 2.1 (1)).

   2.2 Amendment, dated as of October 10,1994, by and among Old McKesson, Maryland, CPI, PCS and the Company, which amends the Distribution Agreement (Exhibit 2.2 (3)).

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

   2.5 Amendment, dated as of August 8, 1994, by and among Old McKesson, Parent and Purchaser, which amends the Merger Agreement (Exhibit 2.4
           (5))

   3.1 Restated Certificate of Incorporation of the Company, as filed with the Office of the Delaware Secretary of State on January 31, 1996.

   3.2     Restated By-Laws of the Company, as amended through June 10, 1996.

   4 Rights Agreement dated as of September 14, 1994 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit
           4.1 (4)).

   4.1 Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

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

  10.3 McKesson Services Agreement, dated as of July 10, 1994, between PCS and the Company (Exhibit 10.3 (1)).

  10.4 Memorandum of Understanding, dated as of July 10, 1994, between Parent and the Company (Exhibit 10.4 (1)).

  10.5 Non-Competition Agreement, dated as of July 10, 1994, between the Company, Old McKesson, the Purchaser and Parent (Exhibit 10.5 (1)).

  10.6 McKesson Corporation 1994 Stock Option and Restricted Stock Plan (Amended Effective April 26, 1995) (Exhibit A (6)).

                                 EXHIBIT INDEX

 Exhibit
 Number                            Description
 -------   -------------------------------------------------------------------

  10.7     McKesson Corporation Supplemental PSIP (Exhibit 10.7 (2)).

  10.8 McKesson Corporation Deferred Compensation Administration Plan (Exhibit 10.8 (2)).

  10.9 McKesson Corporation Deferred Compensation Administration Plan II (Exhibit 10.9 (2)).

  10.10    McKesson Corporation Directors' Deferred Compensation Plan (Exhibit
           10.10 (2)).

  10.11    McKesson Corporation 1994 Option Gain Deferral Plan (Exhibit 10.12
           (3)).

  10.12 McKesson Corporation 1985 Executives' Elective Deferred Compensation Plan (Exhibit 10.13 (2)).

  10.13    McKesson Corporation Management Deferred Compensation Plan (Exhibit
           10.14 (2)).

  10.14    McKesson Corporation 1984 Executive Benefit Retirement Plan (Exhibit
           10.15 (2)).

  10.15    McKesson Corporation 1988 Executive Survivor Benefits Plan (Exhibit
           10.16 (2)).

  10.16    McKesson Corporation Executive Medical Plan Summary (Exhibit 10.17
           (3)).

  10.17    McKesson Corporation 1988 Management Survivor Benefits Plan (Exhibit
           10.18 (2)).

  10.18 McKesson Corporation Severance Policy for Executive Employees (Exhibit 10.19 (2)).

  10.19 McKesson Corporation 1989 Management Incentive Plan (Amended and Restated Effective April 26, 1995) (Exhibit B (6)).

  10.20    McKesson Corporation 1981 Long-Term Incentive Plan (Exhibit 10.21
           (2)).

  10.21    McKesson Corporation 1973 Stock Purchase Plan (Exhibit 10.22 (2)).

  10.22 Form of Termination Agreement by and between the Company and certain designated Executive Officers (Exhibit 10.23 (8)).

  10.23 Description of McKesson Corporation Retirement Program for Nonemployee Directors (Exhibit 10.24 (8)).

  10.24 Separation and Mutual General Release Agreement entered into as of February 12, 1996 by and between the Company and a former Executive Officer.

                                 EXHIBIT INDEX


 Exhibit
 Number                             Description
 -------   ---------------------------------------------------------------------

  10.25 Credit Agreement entered into as of March 31, 1995, among the Company, Medis Health and Pharmaceutical Services, Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions from time to time party to the agreement (collectively the "Banks"), Bank of America National Trust and Savings Association, as Agent for the Banks, Chemical Bank, as Co-Agent for the Banks and Bank of America Canada, as Canadian Administrative Agent. (Exhibit 10.25(8))

  10.26 Custodial Agreement Acknowledgment entered into as of March 31, 1995, among the Company and Bank of America National Trust and Savings Association (the "Custodian") in its capacity as Custodian under the Custodial Agreement and as Agent for the Banks from time to time party to the Credit Agreement. (Exhibit 10.26(8))

  10.27 Pledge Agreement entered into as of March 31, 1995 among the Company (the "Pledgor") and Bank of America National Trust and Savings Association, as Agent for the Banks from time to time party to the Credit Agreement. (Exhibit 10.27 (8)).

  10.28 Guaranty entered into as of March 31, 1995 by the Company (the "Guarantor"), in favor of and for the benefit of Bank of America National Trust and Savings Association, as Agent for and representative of the Banks party to the Credit Agreement. (Exhibit 10.28 (8)).

  11 Computation of Earnings Per Common Share for the Five Years Ended March 31, 1996.

  13       1996 Annual Report to Security Holders Pursuant to Rule 14a-3(b). (7)

  21       List of Subsidiaries of the Company.

  23       Independent Auditors' Consent.

  27       Financial Data Schedule.


Footnotes to Exhibit Index:

(1) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form 10 filed with the Commission on July 27, 1994, File No. 1-13252.
(2) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the Commission on August 26, 1994, File No. 1-13252.
(3) Incorporated by reference to designated exhibit to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the Commission on October 11, 1994, File No. 1-13252.
(4) Incorporated by reference to designated exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the Commission on October 27, 1994, File No. 1-13252.
(5) Incorporated by reference to designated exhibit to Amendment No. 4 to the Company's Registration Statement on Form 10 filed with the Commission on November 7, 1994, File No. 1-13252.
(6) Incorporated by reference to designated exhibit attached to the Company's definitive Proxy Statement dated June 9, 1995 for the Annual Meeting of Stockholders to be held on July 26, 1995.
(7) Filed as an Appendix to the Company's definitive Proxy Statement dated June 17, 1996 for the Annual Meeting of Stockholders to be held on July 31, 1996, and incorporated by reference herein.
(8) Incorporated by reference to designated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

                 Executive Compensation Plans and Arrangements



1. McKesson Corporation 1994 Stock Option and Restricted Stock Plan (Amended Effective April 26, 1995) .

2.  McKesson Corporation Supplemental PSIP.

3.  McKesson Corporation Deferred Compensation Administration Plan.

4.  McKesson Corporation Deferred Compensation Administration Plan II.

5.  McKesson Corporation Directors' Deferred Compensation Plan.

6.  McKesson Corporation 1994 Option Gain Deferral Plan.

7.  McKesson Corporation 1985 Executives' Elective Deferred Compensation Plan.

8.  McKesson Corporation Management Deferred Compensation Plan.

9.  McKesson Corporation 1984 Executive Benefit Retirement Plan.

10. McKesson Corporation 1988 Executive Survivor Benefits Plan.

11. McKesson Corporation Executive Medical Plan Summary.

12. McKesson Corporation 1988 Management Survivor Benefits Plan.

13. McKesson Corporation Severance Policy for Executive Employees.

14. McKesson Corporation 1989 Management Incentive Plan (Amended and Restated Effective April 26, 1995).

15. McKesson Corporation 1981 Long-Term Incentive Plan.

16. McKesson Corporation 1973 Stock Purchase Plan.

17. Form of Termination Agreement by and between the Company and certain designated Executive Officers.

18. Description of McKesson Corporation Retirement Program for Nonemployee Directors.

19. Separation and Mutual General Release Agreement dated as of February 12, 1996 by and between the Company and a former Executive Officer.