Form 10-Q
period 1996-06-30
MCKESSON CORP
filed 1996-08-14
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission file number 1-13252

                      McKESSON CORPORATION
- -----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

          DELAWARE                                94-3207296
- -----------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)               Identification No.)

One Post Street, San Francisco, California               94104
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
                              Yes  X    No
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding at June 30, 1996
- ----------------------------         ----------------------------
Common stock, $.01 par value               42,820,705 shares

                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================


Item                                                         Page
- ----                                                         ----

 1.       Financial Statements

          Consolidated Balance Sheets
            June 30, 1996 and March 31, 1996               3 - 4

          Condensed Statements of Consolidated Income
            Quarter ended June 30, 1996 and 1995             5

          Statements of Consolidated Cash Flows
            Quarter ended June 30, 1996 and 1995           6 - 7

          Financial Notes                                    8


 2.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations

          Financial Review                                 9 - 11



                   PART II.  OTHER INFORMATION
                   ===========================

 4.       Submission of Matters to a Vote of
            Security Holders                                 12

 6.       Exhibits and Reports on Form 8-K                   12

          Exhibit Index                                      14

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                           June 30,     March 31,
                                             1996         1996
                                           --------     ---------
                                                (in millions)
ASSETS
- ------
Current Assets
  Cash and cash equivalents                  $  163.1   $  281.8
  Marketable securities available for sale      139.3      195.4
  Receivables                                   866.8      781.4
  Inventories                                 1,327.7    1,379.1
  Prepaid expenses                               36.4       27.3
                                              -------    -------
     Total                                    2,533.3    2,665.0
                                              -------    -------
Property, Plant and Equipment
  Land                                           39.0       39.0
  Buildings, machinery and equipment            776.4      760.6
                                              -------    -------
     Total                                      815.4      799.6

  Accumulated depreciation                     (432.3)    (419.8)
                                              -------    -------
     Net                                        383.1      379.8

Goodwill and other intangibles                  282.5      223.4
Other assets                                    249.0      235.7
                                              -------    -------
     Total Assets                            $3,447.9   $3,503.9
                                              =======    =======


                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                           June 30,     March 31,
                                             1996         1996
                                           --------     ---------
                                                (in millions)

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Drafts payable                             $  158.9   $  200.4
  Accounts payable - trade                    1,157.7    1,188.6
  Short-term borrowings                          85.8        6.6
  Current portion of long-term debt              27.9       28.3
  Salaries and wages                             28.1       30.3
  Taxes                                         106.8       97.0
  Interest and dividends                         22.2       20.6
  Other                                         149.3      150.8
                                              -------    -------
     Total                                    1,736.7    1,722.6
                                              -------    -------
Postretirement Obligations and
  Other Noncurrent Liabilities                  216.2      217.0
                                              -------    -------

Long-Term Debt                                  444.8      442.5
                                              -------    -------

Minority Interest in Subsidiary                  57.8       57.2
                                              -------    -------

Stockholders' Equity
  Common stock                                    0.4        0.4
  Other capital                                 295.3      295.8
  Retained earnings                             989.1      968.9
  Accumulated translation adjustment            (50.0)     (49.7)
  ESOP notes and guarantee                     (120.7)    (122.5)
  Treasury shares, at cost                     (121.7)     (28.3)
                                              -------    -------
     Net                                        992.4    1,064.6
                                              -------    -------
     Total Liabilities and
       Stockholders' Equity                  $3,447.9   $3,503.9
                                              =======    =======


See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                                            Quarter Ended June 30
                                            ---------------------
                                              1996         1995
                                            --------     --------
                                            (in millions - except
                                              per share amounts)

REVENUES                                     $3,501.5   $3,336.0

COSTS AND EXPENSES
  Cost of sales                               3,210.3    3,053.7
  Selling, distribution and administration      227.0      212.1
  Interest                                       11.6       12.4
                                              -------    -------
     Total                                    3,448.9    3,278.2
                                              -------    -------

INCOME BEFORE TAXES ON INCOME                    52.6       57.8

TAXES ON INCOME                                 (20.5)     (23.4)
                                              -------    -------
INCOME BEFORE MINORITY INTEREST                  32.1       34.4

Minority interest in net
 income of subsidiary                            (2.0)      (1.6)
                                              -------    -------
NET INCOME                                   $   30.1   $   32.8
                                              =======    =======


EARNINGS PER COMMON SHARE
  Fully diluted                                 $ .66      $ .70
  Primary                                       $ .66      $ .70

DIVIDENDS PER COMMON SHARE                      $ .25      $ .25

SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
  Fully diluted                                  45.5       46.9
  Primary                                        45.5       46.8


See Financial Notes.

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Quarter Ended June 30
                                            ---------------------
                                              1996         1995
                                            --------     --------
                                                (in millions)
Operating Activities
  Net income                                 $   30.1   $   32.8
  Adjustments to reconcile to net cash
  used by operating activities
     Depreciation                                16.4       14.4
     Amortization                                 2.9        2.3
     Provision for bad debts                      2.0        1.0
     Deferred taxes on income                     1.0        0.2
     Other                                        1.2       (7.8)
                                              -------    -------
        Total                                    53.6       42.9
                                              -------    -------
     Effects of changes in
       Receivables                              (85.4)     (14.4)
       Inventories                               52.3       79.7
       Accounts and drafts payable              (72.6)     (50.9)
       Taxes                                     17.0      (46.0)
       Other                                    (20.7)     (35.0)
                                              -------    -------
          Total                                (109.4)     (66.6)
                                              -------    -------

     Net cash used by operating activities      (55.8)     (23.7)
                                              -------    -------
Investing Activities
  Purchases of marketable securities             (0.2)    (131.8)
  Maturities of marketable securities            58.3       35.0
  Property acquisitions                         (20.1)     (16.0)
  Properties sold                                 0.2        3.6
  Acquisitions of businesses, less cash and
   short-term investments acquired              (61.4)     (11.2)
  Other                                         (15.2)       1.6
                                              -------    -------
     Net cash used by investing activities      (38.4)    (118.8)
                                              -------    -------


                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Quarter Ended June 30
                                            ---------------------
                                              1996         1995
                                            --------     --------
                                                (in millions)
Financing Activities
  Proceeds from issuance of debt             $   84.4   $   61.1
  Repayment of debt                              (3.4)      (3.3)
  Capital stock transactions
     Treasury stock acquired                   (101.9)      (4.7)
     Issuances                                    5.3        1.5
     ESOP notes and guarantee                     1.8        1.6
     Dividends paid                             (10.7)     (10.2)
                                              -------    -------

        Net cash (used) provided
         by financing activities                (24.5)      46.0
                                              -------    -------
Net Decrease in Cash
 and Cash Equivalents                          (118.7)     (96.5)

Cash and Cash Equivalents
 at beginning of period                         281.8      385.4
                                              -------    -------
Cash and Cash Equivalents
 at end of period                            $  163.1   $  288.9
                                              =======    =======


See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES



1.   Interim Financial Statements
     ----------------------------

     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1996 and the results of its operations and its cash flows for the three months ended June 30, 1996 and 1995. Such adjustments were of a normal recurring nature.

     The results of operations for the three months ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1996 Proxy Statement which has previously been filed with the Commission.


2.   Acquisitions
     ------------

     In April 1996, the Company acquired Automated Healthcare, Inc. ("AHI") for $61.4 million in cash and the assumption of $3.2 million of employee stock incentives. AHI designs, manufactures and installs automated pharmaceutical dispensing equipment for use
by health care institutions.   The goodwill related to the
acquisition will be amortized on a straight-line basis over a 20 year period.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
- ---------------

     The operating profits of the Company by business segment  are as follows:
                                          Quarter Ended June 30
                                        -------------------------
                                                             %
                                          1996      1995    Chg.
                                         ------    ------   ----
                                           (in millions)
REVENUES

Health Care Services
  Direct Delivery
    US                                  $2,219.9  $1,928.5  15.1
    International                          376.8     383.1  (1.6)
                                         -------   -------
        Total Direct Delivery            2,596.7   2,311.6  12.3
    Sales to Customers' Warehouses         656.1     751.0 (12.6)
                                         -------   -------
        Total Health Care Services       3,252.8   3,062.6   6.2
Service Merchandising                      119.1     146.8 (18.9)
Water Products                              70.4      64.0  10.0
Armor All                                   55.3      50.2  10.2
Corporate                                    3.9      12.4
                                         -------   -------
     Total                              $3,501.5  $3,336.0   5.0
                                         =======   =======

OPERATING PROFIT

Health Care Services                    $   51.5  $   48.9   5.3
Service Merchandising                        1.9       5.3 (64.2)
Water Products                               9.6       8.9   7.9
Armor All                                    7.1       5.7  24.6
                                         -------   -------
     Total                                  70.1      68.8   1.9

Interest - net(1)                           (8.4)     (3.3)
Corporate and other                         (9.1)     (7.7)
                                         -------   -------
Income before taxes                     $   52.6  $   57.8  (9.0)
                                         =======   =======

(1)  Interest is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
- -------------------

     Net income for the first quarter decreased to $30.1 million, $.66 per fully-diluted share, from $32.8 million, $.70 per share in the prior year. Earnings growth in the Health Care Services segment including costs associated with strategic initiatives was more than offset by lower earnings from the Service Merchandising segment and higher net interest expense.


HEALTH CARE SERVICES

     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations (Canada and Mexico). This segment accounted for 93% of consolidated revenues and 73% of operating profit for the first quarter.

     Segment revenues increased by 6% for the three months compared with the prior year. Revenue growth of 15% in the U.S. Health Care direct delivery businesses was partially offset by declines in U.S. sales to customer warehouses and sales at Medis, the Company's Canadian unit.

     Operating profit for the quarter increased by 5% from the prior year due to direct delivery sales growth in every customer segment (independents, chain stores and hospitals) and to cost reduction efforts. First quarter results include $ 4.2 million of costs associated with a series of strategic initiatives designed to improve the Company's competitiveness in the retail and institutional market segments.


SERVICE MERCHANDISING

     Revenues in the Service Merchandising segment declined 19% for the three months compared with the prior year. Strong competitive pressures and customer consolidations resulted in the loss of several large customers in fiscal 1996. Operating profit decreased 64% to $1.9 million due primarily to the impact of fixed expenses over a lower revenue base. These trends are expected to continue and to adversely affect the Company's earnings for the rest of the fiscal year.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW



WATER PRODUCTS

     Revenues in the Water Products segment increased by 10% for the three months compared with the prior year. Operating profit increased 8% to $9.6 million from $8.9 million for the first quarter, compared with the same quarter in the prior year. This improvement reflects growth in the direct delivery and packaged water businesses, and the favorable impact of the segment's ongoing programs to improve customer service which have reduced customer turnover expenses.


ARMOR ALL

     Armor All Products Corp., which is 55% owned by the Company, experienced an increase in revenue of 10% for the three months compared with the prior year. The increase was primarily attributable to sales growth of Armor All Protectant(R) and to sales of two new products introduced in December, 1995. Operating profit increased by 25% due to an increased proportion of higher margin automotive products in the sales mix.


Liquidity and Capital Resources
- -------------------------------

     Cash, equivalents and marketable securities decreased $174.8 million during the first quarter to $302.4 million primarily due to stock repurchase activity and the cost of the acquisition referred to in Financial Note 2.

     During the first three months of fiscal 1997, the Company
repurchased 2.2 million shares of its common stock for $102 million under a share repurchase program initiated in June 1995 and
expanded in May 1996.   As of June 30, 1996, 3.4 million shares
remain to be repurchased under the program.

     The Company's debt-to-capital ratio increased from 31% at March 31, 1996 to 36% at June 30, 1996 as debt increased from short-term borrowings by its health care products distribution operations in Canada and equity was reduced by the share repurchases.

                   PART II.  OTHER INFORMATION
                   ===========================


Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------
          The Company's Annual Meeting of stockholders was held on July 31, 1996. The only matter voted upon at the meeting was the election of three directors. In an uncontested election, the Board of Directors' nominees for director as listed in the proxy statement were each elected to serve for a three year term expiring at the Annual Meeting in 1999. The vote was as follows:

                                   Votes For     Votes Withheld
                                  ----------     --------------
       Carl E. Reichardt          39,067,430        545,654
       Alan Seelenfreund          39,150,553        462,531
       Jane E. Shaw               39,237,898        375,186

The terms of office of the following named directors continued after the annual meeting:

Mary G. F. Bitterman   Tully M. Friedman        John M. Pietruski
Mark A. Pulido         Robert H. Waterman, Jr.


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------
(a)  Exhibits

     3    Restated By-Laws of the Company, as amended effective
          July 31, 1996

     10.1 Form of Employment Agreement effective as of January 31, 1996 by and between the Company and a corporate Vice
          President and President of its Health Systems unit

     10.2 McKesson Corporation Severance Policy for Executive
          Employees, amended and restated as of May 31, 1996

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     1.   Form 8-K dated April 8, 1996

     Item 5.   Other Events
     ----------------------
     The Registrant announced that David E. McDowell was resigning as President and Chief Operating Officer of the company, effective upon commencement of employment of his successor.

     Item 7.   Financial Statements, Pro Forma Financial
               Information and Exhibits
     ---------------------------------------------------

     2.   Form 8-K dated April 29, 1996

     Item 5.   Other Events
     ----------------------
     The Registrant announced that Mark A. Pulido had been elected President and Chief Operating Officer and a Director of the Registrant, effective May 20, 1996.

     Item 7.   Financial Statements, Pro Forma Financial
               Information and Exhibits
     ---------------------------------------------------

                            SIGNATURE


                        S I G N A T U R E
                        =================


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   McKESSON CORPORATION
                                   (Registrant)


Dated:  August 14, 1996            By /s/ Kevin B. Ferrell
                                      ------------------------
                                      Kevin B. Ferrell
                                      Vice President and
                                        Chief Financial Officer


                                   By /s/ Richard H. Hawkins
                                      ------------------------
                                      Richard H. Hawkins
                                      Vice President and Controller

                          EXHIBIT INDEX


Exhibit
Number                      Description
- -------        -------------------------------------------------

   3 Restated By-Laws of the Company, as amended effective July 31, 1996

  10.1 Form of Employment Agreement effective as of January 31, 1996 by and between the Company and a corporate Vice President and President of its Health Systems unit

  10.2 McKesson Corporation Severance Policy for Executive Employees, amended and restated as of May 31, 1996

  27           Financial Data Schedule