Form 10-Q
period 1996-09-30
MCKESSON CORP
filed 1996-11-13
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission file number 1-13252

                      McKESSON CORPORATION
-----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

            DELAWARE                              94-3207296
-------------------------------              --------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

One Post Street, San Francisco, California               94104
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                         (415) 983-8300
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X     No
                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class               Outstanding at September 30, 1996
----------------------------    ---------------------------------
Common stock, $.01 par value            41,941,126 shares




                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================


Item                                                       Page
----                                                       ----

1.   Financial Statements

     Consolidated Balance Sheets
       September 30, 1996 and March 31, 1996               3 - 4

     Statements of Consolidated Income
       Three and Six month periods ended
       September 30, 1996 and 1995                           5

     Statements of Consolidated Cash Flows
       Six month periods ended
       September 30, 1996 and 1995                         6 - 7

     Financial Notes                                         8


2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations

     Financial Review                                      9 - 11




                   PART II.  OTHER INFORMATION
                   ===========================

6.   Exhibits and Reports on Form 8-K                        12

     Exhibit Index                                           14















                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                          September 30, March 31,
                                              1996        1996
                                            --------    --------
                                               (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                  $  188.3   $  281.8
  Marketable securities available for sale       57.0      195.4
  Receivables                                   989.2      781.4
  Inventories                                 1,342.7    1,379.1
  Prepaid expenses                               41.1       27.3
                                              -------    -------
     Total                                    2,618.3    2,665.0
                                              -------    -------

Property, Plant and Equipment
  Land                                           38.9       39.0
  Buildings, machinery and equipment            794.3      760.6
                                              -------    -------
     Total                                      833.2      799.6

  Accumulated depreciation                     (444.3)    (419.8)
                                              -------    -------
     Net                                        388.9      379.8

Goodwill and other intangibles                  279.2      223.4
Other assets                                    277.2      235.7
                                              -------    -------
     Total Assets                            $3,563.6   $3,503.9
                                              =======    =======




                           (Continued)







                               -3-



              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                          September 30, March 31,
                                              1996        1996
                                            --------    --------
                                               (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Drafts payable                             $  248.0   $  200.4
  Accounts payable - trade                    1,208.3    1,188.6
  Short-term borrowings                          95.0        6.6
  Current portion of long-term debt              24.2       28.3
  Salaries and wages                             31.8       30.3
  Taxes                                         104.1       97.0
  Interest and dividends                         20.1       20.6
  Other                                         137.1      150.8
                                              -------    -------
     Total                                    1,868.6    1,722.6
                                              -------    -------


Postretirement Obligations and
 Other Noncurrent Liabilities                   213.2      217.0
                                              -------    -------
Long-Term Debt                                  445.7      442.5
                                              -------    -------
Minority Interest in Subsidiary                  58.2       57.2
                                              -------    -------
Stockholders' Equity
  Common stock                                    0.4        0.4
  Other capital                                 293.3      295.8
  Retained earnings                           1,007.4      968.9
  Accumulated translation adjustment            (42.8)     (49.7)
  ESOP notes and guarantee                     (120.2)    (122.5)
  Treasury shares, at cost                     (160.2)     (28.3)
                                              -------    -------
     Net                                        977.9    1,064.6
                                              -------    -------
     Total Liabilities and
       Stockholders' Equity                  $3,563.6   $3,503.9
                                              =======    =======

See Financial Notes.

                           (Concluded)


                               -4-



              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                          Three Months Ended   Six Months Ended
                             September 30        September 30
                          ------------------  ------------------
                            1996      1995      1996      1995
                           ------    ------    ------    ------
                         (in millions - except per share amounts)

REVENUES                  $3,566.5  $3,348.4  $7,068.0  $6,684.4

COSTS AND EXPENSES
  Cost of sales            3,286.5   3,063.2   6,496.8   6,116.9
  Selling, distribution
    and administration       221.0     218.7     448.0     430.8
  Interest                    10.5      12.0      22.1      24.4
                           -------   -------   -------   -------
     Total                 3,518.0   3,293.9   6,966.9   6,572.1
                           -------   -------   -------   -------

INCOME BEFORE
  TAXES ON INCOME             48.5      54.5     101.1     112.3

TAXES ON INCOME              (18.9)    (21.5)    (39.4)    (44.9)
                           -------   -------   -------   -------
INCOME BEFORE
  MINORITY INTEREST           29.6      33.0      61.7      67.4

Minority interest in
  net income of subsidiary    (1.5)     (1.3)     (3.5)     (2.9)
                           -------   -------   -------   -------
     NET INCOME           $   28.1  $   31.7  $   58.2  $   64.5
                           =======   =======   =======   =======

EARNINGS PER COMMON SHARE
  Fully diluted earnings     $0.64     $0.68     $1.30     $1.38
                              ====      ====      ====      ====
  Primary earnings           $0.64     $0.68     $1.30     $1.38
                              ====      ====      ====      ====
  Dividends                  $0.25     $0.25     $0.50     $0.50
                              ====      ====      ====      ====
SHARES ON WHICH EARNINGS
PER COMMON SHARE WERE BASED
  Fully diluted               43.8      46.7      44.6      46.8
                              ====      ====      ====      ====
  Primary                     43.8      46.7      44.6      46.7
                              ====      ====      ====      ====
See Financial Notes.
                               -5-



              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)

                                              Six Months Ended
                                                September 30
                                             -------------------
                                               1996       1995
                                             --------   --------
                                                (in millions)
Operating Activities
  Net Income                                 $   58.2   $   64.5
  Adjustments to reconcile to net cash
   (used) provided by operating activities
     Depreciation                                33.6       29.7
     Amortization                                 6.2        4.7
     Provision for bad debts                      3.3        4.2
     Deferred taxes on income                     2.0       (5.2)
     Gain on sale of subsidiary                    -       (11.2)
     Other non-cash                              (2.3)      (1.3)
                                              -------    -------
          Total                                 101.0       85.4
                                              -------    -------
     Effects of changes in
       Receivables                             (208.8)     (37.7)
       Inventories                               37.6       49.3
       Accounts and drafts payable               67.2      104.3
       Taxes                                     17.5      (56.3)
       Other                                    (36.9)     (99.3)
                                              -------    -------
          Total                                (123.4)     (39.7)
                                              -------    -------
     Net cash (used) provided by
      operating activities                      (22.4)      45.7
                                              -------    -------
Investing Activities
  Purchases of marketable securities             (0.2)    (130.3)
  Maturities of marketable securities           141.8       49.9
  Property acquisitions                         (42.1)     (39.7)
  Properties sold                                 1.3        5.8
  Acquisitions of businesses, less cash
   and short-term investments acquired          (61.4)     (11.3)
  Proceeds from sale of subsidiary                 -        36.1
  Other                                         (24.1)       3.1
                                              -------    -------
     Net cash provided (used) by
       investing activities                      15.3      (86.4)
                                              -------    -------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                              Six Months Ended
                                                September 30
                                             -------------------
                                               1996       1995
                                             --------   --------
                                                (in millions)

Financing Activities
  Proceeds from issuance of debt             $   95.7   $   72.3
  Repayment of debt                             (24.7)      (4.7)
  Capital stock transactions
     Treasury stock acquired                   (145.2)     (25.7)
     Issuances                                    6.6        3.8
     ESOP notes and guarantee                     2.4        2.2
     Dividends paid                             (21.2)     (21.8)
                                              -------    -------
          Net cash (used) provided
            by financing activities             (86.4)      26.1
                                              -------    -------

Net Decrease in Cash and Cash Equivalents       (93.5)     (14.6)

Cash and Cash Equivalents
 at beginning of period                         281.8      385.4
                                              -------    -------
Cash and Cash Equivalents
 at end of period                            $  188.3   $  370.8
                                              =======    =======


See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES

1.   Interim Financial Statements
     ----------------------------
     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of September 30, 1996 and the results of its operations and its cash flows for the six months ended September 30, 1996 and 1995. Such adjustments were of a normal recurring nature.

     The results of operations for the six months ended September
30, 1996 and 1995 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1996 Proxy Statement which has previously been filed with the Securities and Exchange Commission.

2.   Acquisitions
     ------------
     In April 1996, the Company acquired Automated Healthcare, Inc. ("AHI") for $61.4 million in cash and the assumption of $3.2 million of employee stock incentives. AHI designs, manufactures and installs automated pharmaceutical dispensing equipment for use by health care institutions. The goodwill related to the acquisition is being amortized on a straight-line basis over a 20 year period.

3.   Subsequent Event
     ----------------
     On November 11, 1996, the Company announced the completion of its acquisition of the healthcare distribution business of FoxMeyer Corporation ("FoxMeyer"), pursuant to an expedited auction process in the FoxMeyer bankruptcy proceeding in Wilmington, Delaware. The Company received regulatory clearance and court approval enabling the transaction to close on November 8, 1996. Through an amended sale agreement, the Company paid approximately $23 million in cash to the debtors, paid off approximately $500 million in secured debt and assumed an additional $75 million in other liabilities. The Company acquired assets consisting primarily of accounts receivable and inventories of approximately $650 million, customer contracts and fixed assets. The Company utilized proceeds from commercial paper issuances and a note payable to a bank to fund the transaction. The commercial paper issuances were backed by the Company's revolving credit agreements that were recently increased to provide borrowing availability of $500 million.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------

     The revenues and operating profits of the Company by business segment are as follows:
                                           Three Months Ended
                                              September 30
                                        -------------------------
                                                             %
                                         1996      1995     Chg.
                                        ------    ------   ------
                                         ($ in millions)
REVENUES
Health Care Services
  Direct Delivery
    U.S.                               $2,272.7  $1,935.8   17.4
    International                         375.0     387.1   (3.1)
                                        -------   -------
     Total Direct Delivery              2,647.7   2,322.9   14.0
  Sales to Customers' Warehouses          679.7     762.6  (10.9)
                                        -------   -------
     Total Health Care Services         3,327.4   3,085.5    7.8
Service Merchandising                     118.2     143.4  (17.6)
Water Products                             77.6      74.1    4.7
Armor All                                  37.4      39.8   (6.0)
Corporate                                   5.9       5.6
                                        -------   -------
     Total                             $3,566.5  $3,348.4    6.5
                                        =======   =======

OPERATING PROFIT
Health Care Services                   $   45.3  $   45.1    0.4
Service Merchandising                       1.3       3.8  (65.8)
Water Products                             14.4      13.6    5.9
Armor All                                   5.1       4.2   21.4
                                        -------   -------
     Total                                 66.1      66.7   (0.9)

Interest - net(1)                          (7.7)     (2.6)
Corporate and other                        (9.9)     (9.6)
                                        -------   -------
Income  before taxes                   $   48.5  $   54.5  (11.0)
                                        =======   =======

(1)  Interest expense is shown net of corporate interest income.

                           (Continued)
                               -9-



              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------
                                            Six Months Ended
                                              September 30
                                        -------------------------
                                                             %
                                         1996      1995     Chg.
                                        ------    ------   ------
                                         ($ in millions)
REVENUES
Health Care Services
  Direct Delivery
    U.S.                               $4,492.6  $3,864.3   16.3
    International                         751.8     770.2   (2.4)
                                        -------   -------
     Total Direct Delivery              5,244.4   4,634.5   13.2
  Sales to Customers' Warehouses        1,335.8   1,513.6  (11.7)
                                        -------   -------
     Total Health Care Services         6,580.2   6,148.1    7.0
Service Merchandising                     237.3     290.2  (18.2)
Water Products                            148.0     138.1    7.2
Armor All                                  92.7      90.0    3.0
Corporate                                   9.8      18.0
                                        -------   -------
       Total                           $7,068.0  $6,684.4    5.7
                                        =======   =======

OPERATING PROFIT
Health Care Services                   $   96.8  $   94.0    3.0
Service Merchandising                       3.2       9.1  (64.8)
Water Products                             24.0      22.5    6.7
Armor All                                  12.2       9.9   23.2
                                        -------   -------
     Total                                136.2     135.5    0.5

Interest - net(1)                         (16.1)     (5.9)
Corporate and other                       (19.0)    (17.3)
                                        -------   -------
Income  before taxes                   $  101.1  $  112.3  (10.0)
                                        =======   =======


(1)  Interest expense is shown net of corporate interest income.



                           (Concluded)
                               -9-



              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
-------------------
     Net income for the second quarter decreased to $28.1 million, $.64 per fully-diluted share, from $31.7 million, $.68 per share in the prior year. For the six month period, net income decreased to $58.2 million, $1.30 per share, from $64.5 million, $1.38 per share for the comparable period in the prior year. The increase in earnings in the Health Care Services segment, including costs associated with strategic initiatives, was more than offset by lower earnings from the Service Merchandising segment and higher net interest expense.

HEALTH CARE SERVICES

     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations (Canada and Mexico). This segment accounted for 93% of consolidated revenues and 69% of operating profit for the second quarter, and 93% and 71%, respectively, for the six month period ended September 30, 1996.

     Segment revenues increased by 8% and 7% for the three and six month periods, respectively, from the comparable periods in the prior year. U.S. Health Care direct delivery revenue growth of 17% in the second quarter and 16% for the six month period was partially offset by declines in U.S. sales to customers' warehouses and international sales. Year to year comparisons for international operations were affected by the sale of the Company's Central American pharmaceutical manufacturing operation in the second quarter of fiscal 1996.

     Operating profit for the quarter was flat with the prior year but increased by 3% for the six month period. Results for the three and six month periods include $4.0 million and $8.2 million, respectively, of costs associated with a series of strategic initiatives designed to improve the Company's competitiveness in the retail and institutional market segments. These costs were partially offset by continued growth in the Company's direct delivery business in every customer segment (independents, chain stores and hospitals) and operating expense efficiencies. The prior year second quarter results included a pretax gain of $11.2 million from the sale of the Central American operation. This gain was offset by research and development costs associated with retail and institutional initiatives and expenses incurred to further streamline operating and administrative functions.

                              -10-



              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


SERVICE MERCHANDISING

     Segment revenues decreased by 18% for both the three and six month periods from the comparable periods in the prior year. Strong competitive pressures and customer consolidations resulted in the loss of volume from several large customers in fiscal 1996. Operating profit for the quarter decreased by 66% and by 65% for the six month period due primarily to the impact of fixed expenses over a lower revenue base.

WATER PRODUCTS

     Segment revenues increased by 5% and 7% for the three and six month periods, respectively, from the comparable periods in the prior year. Operating profit for the quarter increased by 6% and by 7% for the six month period. This improvement reflects sales growth in the direct delivery and grocery products businesses which have more than offset the costs of continuing geographic expansion into Washington and Texas.

ARMOR ALL

     Armor All Products Corp., which is 55% owned by the Company, experienced a decrease in revenue of 6% for the quarter but an increase of 3% for the six month period, compared with the prior year. The increase for the six month period is primarily attributable to sales growth of Armor All Protectant and to sales
of two new products introduced in December, 1995.   In the second
quarter, sales were down across all domestic product lines. Operating profit increased by 21% in the quarter and by 23% in the six month period due primarily to a focus on controlling selling and marketing costs.














                           (continued)
                              -11-



              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW



Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents decreased $93.5 million during the six months to $188.3 million primarily due to a temporary increase in certain customer receivable balances, stock repurchase activity, the cost of the acquisition referred to in Financial Note 2 and investments in technology associated with strategic initiatives.

     During the first six months of fiscal 1997, the Company repurchased 3.2 million shares of its common stock for $145 million under a share repurchase program initiated in June 1995 and expanded in May 1996. As of September 30, 1996, authorization to purchase up to an additional 2.4 million shares remained.

     The Company's debt-to-capital ratio increased from 31% at March 31, 1996 to 37% at September 30, 1996 largely as a result of short-term borrowings by its health care products distribution operations in Canada.

     On November 11, 1996, the Company announced the completion of the acquisition referred to in Financial Note 3.























                           (concluded)
                              -11-



                   PART II.  OTHER INFORMATION
                   ===========================




Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits


               27   Financial Data Schedule


          (b)  Reports on Form 8-K

               1. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

               2.   The following report on Form 8-K was filed
                    October 9, 1996.

                    Item 5.   Other Events
                    ----------------------
                    The registrant announced that it had executed a definitive agreement to acquire substantially all of the assets of the healthcare distribution business of FoxMeyer
                    Corporation.

                            SIGNATURE


                        S I G N A T U R E
                        =================


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   McKESSON CORPORATION
                                   (Registrant)




Dated:  November 13, 1996          By /s/Richard H. Hawkins
                                   -----------------------------
                                   Richard H. Hawkins
                                   Vice President and
                                     Chief Financial Officer



                                   By /s/Heidi E. Yodowitz
                                   -----------------------------
                                   Heidi E. Yodowitz
                                   Controller

                          EXHIBIT INDEX




Exhibit
Number              Description
-------             ----------------------------------------------

   27               Financial Data Schedule