Form 10-Q
period 1996-12-31
MCKESSON CORP
filed 1997-02-05
CIK 927653

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 1-13252

                               ----------------

                             MCKESSON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 94-3207296
                                                      (IRS EMPLOYER
    (STATE OR OTHER JURISDICTION                   IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)


                                                          94104
   ONE POST STREET, SAN FRANCISCO,
             CALIFORNIA                                (ZIP CODE)

   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)
                                (415) 983-8300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT DECEMBER 31, 1996
                    -----                             --------------------------------
         Common stock, $.01 par value                        42,079,452 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

 ITEM                                                                   PAGE
 ----                                                                 ---------
 1.   Condensed Financial Statements
      Consolidated Balance Sheets December 31, 1996 and March 31,
         1996.......................................................      3
      Statements of Consolidated Income
         Three and Nine month periods ended December 31, 1996 and
         1995.......................................................      4
      Statements of Consolidated Cash Flows
         Three and Nine month periods ended December 31, 1996 and
         1995.......................................................      5
      Financial Notes...............................................    6-9
 2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations Financial Review....................   10-13

                           PART II. OTHER INFORMATION
 1.   Legal Proceedings.............................................      14
 6.   Exhibits and Reports on Form 8-K..............................      14
      Exhibit Index.................................................      16

                         PART I. FINANCIAL INFORMATION

                     MCKESSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                         DECEMBER 31, MARCH 31,
                         ASSETS                              1996       1996
                         ------                          ------------ ---------
                                                             (IN MILLIONS)
Current Assets
  Cash and cash equivalents (includes $109.8 million
   restricted at December 31, 1996--Note 3).............   $  266.8   $  260.8
  Marketable securities available for sale..............        7.8      195.4
  Receivables...........................................    1,184.0      672.8
  Inventories...........................................    2,234.7    1,317.0
  Prepaid expenses and other............................       46.3       17.0
                                                           --------   --------
    Total...............................................    3,739.6    2,463.0
                                                           --------   --------
Property, Plant and Equipment
  Land..................................................       38.5       38.0
  Buildings, machinery and equipment....................      712.4      675.7
                                                           --------   --------
    Total...............................................      750.9      713.7
  Accumulated depreciation..............................     (391.2)    (357.7)
                                                           --------   --------
    Net.................................................      359.7      356.0
Goodwill and other intangibles..........................      142.5      183.7
Net assets of discontinued operations (Note 3)..........       50.0      125.7
Other assets............................................      240.5      231.8
                                                           --------   --------
    Total Assets........................................   $4,532.3   $3,360.2
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current Liabilities
  Drafts payable........................................   $  261.0   $  194.0
  Accounts payable--trade...............................    1,554.0    1,149.2
  Short-term borrowings.................................      646.9        6.6
  Current portion of long-term debt.....................       29.9       27.9
  Salaries and wages....................................       46.6       26.3
  Taxes.................................................      134.2       92.2
  Interest and dividends................................       18.6       19.0
  Other.................................................      177.8      127.3
                                                           --------   --------
    Total...............................................    2,869.0    1,642.5
                                                           --------   --------
Postretirement Obligations and Other Noncurrent
 Liabilities............................................      214.1      216.6
                                                           --------   --------
Long-Term Debt..........................................      442.1      436.5
                                                           --------   --------
Stockholders' Equity
  Common stock..........................................        0.4        0.4
  Additional paid-in capital............................      326.7      332.0
  Other capital.........................................      (39.1)     (36.2)
  Retained earnings.....................................    1,035.5      968.9
  Accumulated translation adjustment....................      (42.7)     (49.7)
  ESOP notes and guarantee..............................     (118.3)    (122.5)
  Treasury shares, at cost..............................     (155.4)     (28.3)
                                                           --------   --------
    Net.................................................    1,007.1    1,064.6
                                                           --------   --------
    Total Liabilities and Stockholders' Equity..........   $4,532.3   $3,360.2
                                                           ========   ========

                              See Financial Notes.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                  (UNAUDITED)

                                         THREE MONTHS      NINE MONTHS ENDED
                                       ENDED DECEMBER 31      DECEMBER 31
                                       ------------------  ------------------
                                         1996      1995      1996      1995
                                       --------  --------  --------  --------
                                         (IN MILLIONS--EXCEPT PER SHARE
                                                    AMOUNTS)
REVENUES.............................. $3,486.6  $2,581.1  $8,888.1  $7,372.0
                                       --------  --------  --------  --------
COSTS AND EXPENSES
  Cost of sales.......................  3,242.8   2,354.9   8,181.4   6,695.3
  Selling, distribution and
   administration (Note 4)............    291.4     168.5     647.9     502.4
  Purchased in-process technology
   (Note 2)...........................     48.2        --      48.2        --
  Interest............................     12.7      11.4      33.8      34.6
                                       --------  --------  --------  --------
    Total.............................  3,595.1   2,534.8   8,911.3   7,232.3
                                       --------  --------  --------  --------
INCOME (LOSS) BEFORE TAXES............   (108.5)     46.3     (23.2)    139.7
INCOME TAX (EXPENSE) BENEFIT..........     24.2     (17.6)     (8.5)    (54.8)
                                       --------  --------  --------  --------
INCOME (LOSS) AFTER TAXES
  Continuing operations...............    (84.3)     28.7     (31.7)     84.9
  Discontinued operations (Note 3)....      2.1       4.2       7.7      12.5
  Discontinued operations--Gain on
   sale of Armor All..................    120.2        --     120.2        --
                                       --------  --------  --------  --------
    NET INCOME........................ $   38.0  $   32.9  $   96.2  $   97.4
                                       ========  ========  ========  ========
EARNINGS (LOSS) PER COMMON SHARE
  Fully diluted earnings (loss)
    Continuing operations............. $  (1.89) $   0.61  $  (0.71) $   1.82
    Discontinued operations...........     0.05      0.09      0.17      0.26
    Discontinued operations--Gain on
     sale of Armor All................     2.70        --      2.70        --
                                       --------  --------  --------  --------
      Total........................... $   0.86  $   0.70  $   2.16  $   2.08
                                       ========  ========  ========  ========
  Primary earnings (loss)
    Continuing operations............. $  (1.90) $   0.61  $  (0.72) $   1.82
    Discontinued operations...........     0.06      0.09      0.18      0.26
    Discontinued operations--Gain on
     sale of Armor All................     2.71        --      2.71        --
                                       --------  --------  --------  --------
      Total........................... $   0.87  $   0.70  $   2.17  $   2.08
                                       ========  ========  ========  ========
  Dividends........................... $   0.25  $   0.25  $   0.75  $   0.75
                                       ========  ========  ========  ========
SHARES ON WHICH EARNINGS (LOSS) PER
 COMMON SHARE WERE BASED
  Fully diluted.......................     43.8      46.6      44.5      46.8
  Primary.............................     43.7      46.6      44.3      46.7

                              See Financial Notes.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                              (IN MILLIONS)
Operating Activities
  Income (loss) from continuing operations................. $  (31.7) $   84.9
  Adjustments to reconcile to net cash used by operating
   activities
    Depreciation...........................................     47.6      41.7
    Amortization...........................................      5.4       5.2
    Provision for receivables reserves (Note 4)............     21.0      11.1
    Deferred taxes on income...............................      2.2      (5.1)
    Gain on sale of subsidiary.............................       --     (11.2)
    Other non-cash charges (Notes 2 and 4).................    124.6      (3.4)
                                                            --------  --------
        Total..............................................    169.1     123.2
                                                            --------  --------
    Effects of changes in
      Receivables..........................................   (329.2)   (155.4)
      Inventories..........................................   (417.3)   (189.9)
      Accounts and drafts payable..........................    456.8     166.8
      Taxes................................................     (7.4)    (17.1)
      Other................................................    (34.3)    (98.7)
                                                            --------  --------
        Total..............................................   (331.4)   (294.3)
                                                            --------  --------
    Net cash used by continuing operations.................   (162.3)   (171.1)
                                                            --------  --------
    Discontinued operations................................     27.1       6.3
                                                            --------  --------
    Net cash used by operating activities..................   (135.2)   (164.8)
                                                            --------  --------
Investing Activities
  Purchases of marketable securities.......................     (6.2)   (130.3)
  Maturities of marketable securities......................    197.4      99.6
  Property acquisitions....................................    (56.4)    (51.8)
  Properties sold..........................................      1.5       6.2
  Acquisitions of businesses, less cash and short-term
   investments acquired....................................   (580.0)    (30.7)
  Proceeds from sale of subsidiary.........................    221.9      36.1
  Investing activities of discontinued operations..........     (4.2)     (7.7)
  Other....................................................    (38.6)     (5.1)
                                                            --------  --------
    Net cash used by investing activities..................   (264.6)    (83.7)
                                                            --------  --------
Financing Activities
  Proceeds from issuance of debt...........................    870.5      89.5
  Repayment of debt........................................   (294.7)     (6.5)
  Capital stock transactions
    Treasury stock acquired................................   (155.7)    (35.1)
    Issuances..............................................     13.2       9.2
    ESOP notes and guarantee...............................      4.2       3.9
    Dividends paid.........................................    (31.8)    (33.0)
    Financing activities of discontinued operations........      0.1       0.2
                                                            --------  --------
      Net cash provided by financing activities............    405.8      28.2
                                                            --------  --------
Net Increase (Decrease) in Cash and Cash Equivalents.......      6.0    (220.3)
Cash and Cash Equivalents at beginning of period...........    260.8     363.2
                                                            --------  --------
Cash and Cash Equivalents at end of period................. $  266.8  $  142.9
                                                            ========  ========

                              See Financial Notes.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                                FINANCIAL NOTES

1. INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of December 31, 1996 and the results of its operations and its cash flows for the nine months ended December 31, 1996 and 1995. Except for certain items described in Notes 2 and 4, such adjustments were of a normal recurring nature.

  Revenues and cost of sales have been restated to change the classification of sales and cost of sales associated with sales to customers' warehouses to present only the gross profit on such sales in revenues.

  The results of operations for the nine months ended December 31, 1996 and 1995 are not necessarily indicative of the results for the full years.

  It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1996 Proxy Statement which has previously been filed with the Securities and Exchange Commission. Such document is expected to be amended in February 1997 to reflect the discontinuance of Armor All and Millbrook.

2. ACQUISITIONS

  On November 8, 1996, the Company acquired FoxMeyer Corporation's healthcare distribution business ("FoxMeyer"), pursuant to an expedited auction process in the FoxMeyer Corporation bankruptcy proceeding in Wilmington, Delaware. Through an amended sale agreement, the Company paid approximately $23 million in cash to the debtors, paid off approximately $500 million in secured debt and assumed an additional $75 million in other liabilities. The Company acquired assets consisting primarily of accounts receivable and inventories of approximately $650 million, customer contracts and fixed assets. This acquisition was accounted for under the purchase method. The excess of the fair value of net assets acquired over the purchase price, after reducing to zero the carrying value of long-term assets which are expected to be retained for use by the Company, was approximately $50 million (negative goodwill). Negative goodwill is being amortized on a straight-line basis over a five year period. The purchase price allocations are based on preliminary estimates and may be subject to revision. The Company utilized proceeds from commercial paper issuances and a note payable to a bank to fund the transaction.

  In April 1996, the Company acquired Automated Healthcare, Inc. ("AHI") for $61.4 million in cash and the assumption of $3.2 million of employee stock incentives. AHI designs, manufactures, sells and installs automated pharmaceutical dispensing equipment for use by health care institutions. The goodwill related to the acquisition of approximately $13.8 million is being amortized on a straight-line basis over a three to ten year period. In the third quarter of fiscal 1997, a $48.2 million charge was recorded to write-off the portion of the purchase price of AHI allocated to technology for which feasibility had not been established as of the April 1996 acquisition date. The allocation of the purchase price was finalized in the Company's third fiscal quarter based on the completion of an independent valuation analysis. The amounts charged to operations through December 31, 1996 approximates the Company's estimated replacement cost for such technologies. As of April 1996, further development costs necessary to develop the purchased technologies into commercially viable products were estimated at approximately $1 million.

3. DISCONTINUED OPERATIONS

  On December 31, 1996, the Company sold its 55% equity interest in Armor All Products Corporation ("Armor All") to The Clorox Company ("Clorox") for $221.9 million and recognized an after-tax gain of $120.2 million. At closing, after tax proceeds of $109.8 million replaced the 6.9 million Armor All shares held in trust as exchange property for the Company's $180 million exchangeable debentures.

                     MCKESSON CORPORATION AND SUBSIDIARIES

  In addition, in December 1996, the Company made the decision to divest the net assets of its Service Merchandising Division, Millbrook Distribution Services Inc. ("Millbrook").

  All of the net assets and results of operations of both Armor All and Millbrook have been reclassified as discontinued operations. Prior year amounts have been restated.

  The net assets of discontinued operations at December 31, 1996 and March 31, 1996 were as follows:

                                                            DECEMBER 31 MARCH 31
                                                               1996       1996
                                                            ----------- --------
                                                              ($ IN MILLIONS)
   Total assets............................................   $113.5     $275.5
   Total liabilities.......................................     63.5      149.8
                                                              ------     ------
     Net assets............................................   $ 50.0     $125.7
                                                              ======     ======

  Assets of discontinued operations consist primarily of cash, receivables, inventory, property, plant and equipment, and goodwill of Armor All and Millbrook at March 31, 1996, and of Millbrook at December 31, 1996. Liabilities of discontinued operations consist primarily of accounts payable and other accrued liabilities of Armor All and Millbrook at March 31, 1996, and of Millbrook at December 31, 1996.

  The results of discontinued operations for the nine months ended December 31, 1996 and 1995 were as follows:

                                                        DECEMBER 31 DECEMBER 31
                                                           1996        1995
                                                        ----------- -----------
                                                            ($ IN MILLIONS)
   Revenues............................................   $475.8      $558.2
                                                          ------      ------
   Income from discontinued operations before taxes....   $ 18.4      $ 27.4
   Provision for taxes on income.......................     (7.7)      (11.2)
   Less: Minority interest.............................     (3.0)       (3.7)
                                                          ------      ------
     Discontinued operations...........................      7.7        12.5
   Gain on sale of Armor All...........................    154.5          --
   Provision for taxes.................................    (34.3)         --
                                                          ------      ------
     Discontinued operations--gain on sale of Armor
      All..............................................    120.2          --
                                                          ------      ------
   Net income from discontinued operations.............   $127.9      $ 12.5
                                                          ======      ======

  Discontinued operations include $3.7 million and $4.6 million after-tax from the operations of Armor All and $4.0 million and $7.9 million after-tax from the operations of Millbrook for the nine months ended December 31, 1996 and 1995, respectively.

4. RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES

  The acquisition of the assets and operations of FoxMeyer (see Note 2) has resulted in a significant increase in sales volume, a substantial change in the customer mix (primarily a large increase in institutional customers) and overlapping, duplicate and "similar purpose" assets. This has required management to reassess its operations, its distribution center network and its business strategies, including program offerings. A plan has been developed to optimize the network configuration from the combined distribution centers of the Company and those acquired in the transaction which will result in the consolidation and closure of approximately 22 distribution centers, workforce reductions and disposal of excess, duplicate assets. Management has also

                     MCKESSON CORPORATION AND SUBSIDIARIES
reassessed strategies and program offerings for expanding certain customer segments in light of the larger and more diverse customer base, and has identified certain programs and investments which will no longer be pursued as originally contemplated. Other duplicate, common purpose assets including administrative facilities, software and other equipment have been reviewed to identify the optimum mix for the combined companies. This has resulted in the impairment in the value of certain assets which will not ultimately be retained or utilized as originally intended. The foregoing has been reflected in the valuation of the FoxMeyer assets acquired, and liabilities assumed, and in the charges discussed below with respect to the affected assets of the Company.

  The charges resulting from the impairment of assets of the Company as a result of the integration and rationalization of the Company's distribution operations, systems, strategies and program offerings and administrative functions and for certain operating items are recorded in selling, distribution and administration expenses and are summarized below (in millions):

   Development costs and investments associated with program offerings which will no longer be pursued as originally contemplated........... $28.0
   Computer software which will no longer be utilized or for which the development program has ceased.......................................  29.3
   Costs of facilities closures--primarily write-down of assets which will no longer be utilized and will be disposed of...................  10.1
   Receivables reserves..................................................  15.1
   Other operating items.................................................  16.3
                                                                          -----
                                                                          $98.8
                                                                          =====

  The disposition of properties in connection with facilities closures is expected to occur over the next three years. Substantially all of the charges represent the write-down of existing balances and are, accordingly, non-cash. Balances remaining from a prior restructuring in fiscal 1995 for facilities closures were considered in connection with the revised facilities plan after the FoxMeyer transaction, resulting in an additional provision of $2.9 million. There were no significant changes in estimates or recharacterization of other amounts from the prior restructuring reserves. Also included in the charge for facilities closures is $7.2 million associated with the Company's Canadian operation which is restructuring its distribution operations and network following a significant change in its customer mix.

  The charge related to receivables reserves results from managements's reevaluation of the U.S. Health Care business's estimated exposures for bad debts, disputed amounts, customer allowances and rebates.

  Other operating items include a provision by the Water Products business of $7.0 million for the impairment of assets in its Aqua-Vend vended water business. Other operating items of the U.S. Health Care business consist of $2.8 million of incremental costs incurred during a strike at a distribution center, $1.5 million for the termination of a marketing program and certain distributor relationships, and $5.0 million of other charges.

5. SUBSEQUENT EVENTS

  On January 10, 1997 the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson Corporation, et. al. filed in the District Court in Dallas County, Texas. In its complaint, Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation collectively, "FoxMeyer Corporation") alleges that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the

                     MCKESSON CORPORATION AND SUBSIDIARIES
marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of a least $400 million, punitive damages, attorneys fees and costs. The Company believes the allegations made against it in the complaint to be without merit and intends to vigorously defend the litigation.

  On January 28, 1997, the Company announced that it had signed a definitive agreement to acquire all of the issued and outstanding shares of privately held General Medical Inc. for approximately $775 million, including $347 million for the equity (half of which is to be paid in newly issued Company common stock, and half in cash), and the assumption of approximately $428 million in debt. The number of shares to be issued by the Company will be based upon the average of the Company's common stock price shortly prior to closing, but will be no more than approximately 3.72 million or less than approximately 2.75 million shares. This transaction is subject to customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Act.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                               FINANCIAL REVIEW

 Segment Results

  The operating profit of the Company's continuing operations by business segment was adversely impacted in the current year's quarter and nine months by the previously discussed charges for restructuring, asset impairment, purchased in-process technology and other operating items (see Financial Notes 2 and 4). In addition, the Company's U.S. Health Care segment includes the revenues and operating results of FoxMeyer subsequent to November 8, 1996. The Company's Armor All and Millbrook segments have been classified as discontinued operations in the current quarter, and prior periods have been restated accordingly (see Financial Note 3). The revenues and operating profit of the Company's continuing operations by business segment are as follows:


                            THREE MONTHS ENDED            NINE MONTHS ENDED
                               DECEMBER 31                   DECEMBER 31
                         ----------------------------- -----------------------------
                           1996         1995    % CHG.   1996         1995    % CHG.
                         --------     --------  ------ --------     --------  ------
                                          ($ IN MILLIONS)
REVENUES
Health Care Services
 Direct Delivery
  U.S.(1)............... $3,015.7     $2,110.1   42.9  $7,507.6     $5,975.0   25.7
  International.........    406.9        398.4    2.1   1,158.7      1,168.6   (0.8)
                         --------     --------         --------     --------
    Total Health Care
     Services...........  3,422.6      2,508.5   36.4   8,666.3      7,143.6   21.3
Water Products..........     62.0         59.7    3.9     210.0        197.8    6.2
Corporate...............      2.0         12.9             11.8         30.6
                         --------     --------         --------     --------
    Total............... $3,486.6     $2,581.1   35.1  $8,888.1     $7,372.0   20.6
                         ========     ========         ========     ========
OPERATING PROFIT (LOSS)
Health Care Services.... $  (86.1)(2) $   50.1         $   10.7 (2) $  144.1
Water Products..........      1.7 (3)      8.5             25.7 (3)     31.0
                         --------     --------         --------     --------
    Total...............    (84.4)        58.6             36.4        175.1
Interest-net(4).........    (11.9)        (3.8)           (27.1)        (8.6)
Corporate and other.....    (12.2)        (8.5)           (32.5)       (26.8)
                         --------     --------         --------     --------
Income (loss) before
 taxes.................. $ (108.5)    $   46.3         $  (23.2)      $139.7
                         ========     ========         ========     ========

--------
(1) U.S. Health Care revenues have been reclassified to exclude sales to customers' warehouses and include only the gross profit on such sales in revenues.
(2) FY 1997 includes pre-tax charges of $140.0 million, including $67.4 million in costs primarily associated with the integration and rationalization of the Company's distribution operations, systems, program offerings and administrative functions related to the FoxMeyer acquisition, and $24.4 million for receivable reserves and other operating items. In addition, the charge includes $48.2 million for the write-off of purchased in-process technology resulting from the completion of an independent valuation analysis for the April 1996 acquisition of Automated Healthcare, Inc.
(3) FY 1997 reflects a write down of $7.0 million of certain assets of the Aqua-Vend operations.
(4) Interest expense is shown net of corporate interest income.

  See Financial Notes for a description of significant events occurring in the third quarter of fiscal 1997, including (i) the acquisition of FoxMeyer Corporation's healthcare distribution business ("FoxMeyer") (Financial Notes 2 and 4), (ii) the sale of the Company's 55% equity interest in Armor All Products Corporation ("Armor All") and planned divestiture of the Service Merchandising business ("Millbrook") (Financial Note 3), both of which are accounted for as discontinued operations, and (iii) charges for asset impairments resulting from the integration and rationalization of the Company's distribution operations, systems, program offerings and administrative functions related to the FoxMeyer acquisition, and for other operating items, and the write-off of purchased in-process technology (collectively, the "Charges") (Financial Notes 2 and 4).

                     MCKESSON CORPORATION AND SUBSIDIARIES

 Overview of Results

  Net income for the third quarter increased to $38.0 million, $.86 per fully diluted share, from $32.9 million, $.70 per share, in the prior year. For the nine-month period ended December 31, 1996 net income was $96.2 million, $2.16 per share, compared with $97.4 million, $2.08 per share in the previous year. The per share amounts reflect fewer shares outstanding for the fiscal 1997 periods as the Company continued to acquire shares through its repurchase program. Income (loss) after-tax from continuing operations was $(84.3) million and $(31.7) million for the three and nine month periods ended December 31, 1996, respectively, compared to $28.7 million and $84.9 million for the comparable periods of the prior year. Continuing operations for the fiscal 1997 periods include after-tax Charges of $109.5 million and higher net interest expense than in the comparable prior year periods. Income after taxes from discontinued operations (Armor All and Millbrook) was $2.1 million and $4.2 million in the third quarter periods, and $7.7 million and $12.5 million for the nine month periods ended December 31, 1996 and 1995, respectively. Net income for the fiscal 1997 periods includes a $120.2 million after-tax gain on the sale of the Company's 55% equity interest in Armor All.

  The effective income tax rates applicable to continuing operations for the quarter and nine months ended December 31, 1996 differed from the effective income tax rates for the comparable periods in fiscal 1996 primarily due to the write-off of purchased in-process technology acquired with AHI of $48.2 million in the current period which had no associated tax benefit.

HEALTH CARE SERVICES

  The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution business ("U.S. Health Care") and its international health care distribution businesses in Canada and Mexico, an equity basis investment ("International Health Care"). This segment accounts for approximately 98% of revenues from continuing operations for both the three and nine month periods.

  Operating profit (loss) for the segment was $(86.1) million and $10.7 million for the third quarter and first three quarters of fiscal 1997 and $50.1 million and $144.1 million for the comparable periods of fiscal 1996. The fiscal 1997 amounts include $140.0 million of pre-tax Charges, modest dilution from the FoxMeyer business and lower earnings from the international operations.

  U.S. Health Care results reflect both the improvements in the Company's core operations and the effects of the FoxMeyer acquisition. Revenues for the U.S. Health Care operations increased by 43% for the quarter and 26% for the nine months ended December 31, 1996. In the quarter, revenues increased by 23% as a result of the FoxMeyer acquisition and 20% from internal growth. The comparable percentages for the nine month periods are 8% and 18%, respectively. Substantially all of the internal revenue growth was from real volume increases.

  U.S. Health Care operating profit margins were approximately flat with the prior year excluding the Charges and the FoxMeyer dilution. This reflects gross margin declines from shifts in customer mix offset by an improved operating expense ratio.

  International Health Care results were negatively impacted by the loss of a major customer by Medis Health and Pharmaceutical Services in Canada, and the lower margins on the replacement business. The nine month results for International Health Care in the prior year include a pre-tax gain of $11.2 million from the sale of a Central American pharmaceutical manufacturing subsidiary in the second quarter.

WATER PRODUCTS

  Revenues at McKesson Water Products Company ("MWPC") increased by approximately 4% and 6% for the three and nine month periods ended December 31, 1996 and 1995, respectively. Operating profit for the

                     MCKESSON CORPORATION AND SUBSIDIARIES
respective periods was $1.7 million and $8.5 million for the quarter periods and $25.7 million and $31.0 million for the nine month periods ended December 31, 1996 and 1995, respectively. Results include $7.0 million of pre-tax Charges related to asset impairments in the Aqua-Vend vended water unit. Operating profit was also adversely affected by expenses associated with MWPC's continuing geographic expansion into Washington and Texas.

CORPORATE

  Corporate revenues include interest income which declined to $0.8 million from $7.6 million for the three months, and to $6.7 million from $26.0 million for the nine months of fiscal 1997 and 1996, respectively, reflecting lower levels of marketable securities held for sale in the current year (see "Liquidity and Capital Resources"). Interest-net includes the above mentioned interest income.

DISCONTINUED OPERATIONS

  The after-tax results of the discontinued operations of Armor All and Millbrook decreased to $2.1 million in the quarter from $4.2 million in the third quarter of fiscal 1996, and to $7.7 million from $12.5 million in the comparable nine month periods. Revenues of Armor All decreased by 7% and Millbrook by 17% in the nine months ended December 31, 1996 compared to the same period in the prior year. Armor All's decrease was attributable to a lower volume of sales in its automotive and home care segments while Millbrook experienced strong competitive pressures and customer consolidations which resulted in the loss of volume from several large customers in late fiscal 1996.

 Liquidity and Capital Resources

  Cash and marketable securities available for sale were $274.6 million at December 31, 1996 and $456.2 million at March 31, 1996. The December 31, 1996 cash balances include $109.8 million from the sale of the Armor All shares which is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures. Unrestricted cash and marketable securities available for sale decreased by $291.4 million and borrowings increased by $647.9 million during the nine months ended December 31, 1996. The decrease in unrestricted cash balances and marketable securities and the increase in borrowings were the result of $155.7 million in common share repurchases, funding of the FoxMeyer and AHI acquisitions, and increased working capital requirements to support the 31% U.S. Health Care internal sales growth (excluding sales increases from the FoxMeyer acquisition) in December 1996 over March 1996 levels and normal seasonal purchasing patterns. Receivables increased $511.2 million at December 31, 1996 from March 31, 1996 primarily reflecting the internal sales growth and the FoxMeyer receivables acquired. The increase in inventory at December 31, 1996 reflects the increased sales activity and the FoxMeyer inventory acquired as well as additional inventory that was purchased to quickly improve service levels to FoxMeyer customers. The accounts and drafts payable increase at December 31, 1996 reflects the restoration of FoxMeyer accounts payable to normal levels following the acquisition, the additional sales activity and the timing of the additional inventory purchases previously discussed. Management expects working capital turnover to approach historical levels in the fourth quarter. The additional borrowings were in the form of a note payable to a bank and commercial paper issuances backed by the Company's committed revolving credit agreements. Management believes the Company has access to additional private credit sources and to public capital markets at favorable terms. Funds required for future debt maturities are expected to be met by existing cash balances, cash flow from operations, existing credit sources, and other debt capacity available at favorable terms.

  Stockholders' equity was $1,007.1 million at December 31, 1996, and the net debt-to-capital ratio was 46% compared with 27% on September 30, 1996. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities at the end of the period.

                     MCKESSON CORPORATION AND SUBSIDIARIES

  During the nine months ended December 31, 1996, the Company purchased approximately 3.4 million shares of its common stock for $155.7 million under its share repurchase program. Authorization to purchase an additional 2.2 million shares remains under this program.

  On January 28, 1997, the Company announced that it had signed a definitive agreement to acquire privately held General Medical Inc. for approximately $775 million, including $347 million for the equity (half of which is to be paid in newly issued Company common stock, and half in cash), and the assumption of approximately $428 million in debt. The number of shares to be issued by the Company will be based upon the average of the Company's common stock price shortly prior to closing, but will be no more than approximately
3.72 million or less than approximately 2.75 million shares. The Company expects to finance the cash portion of the acquisition, and refinance the debt portion, with newly issued long term debt.

  Certain of the matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1. On December 4, 1996, a purported stockholder class action entitled Vogel vs. Armstrong, et. al. was filed in the Court of Chancery of the State of Delaware against the Company, Armor All Products Corporation ("Armor All"), members of Armor All's Board of Directors and The Clorox Company ("Clorox"). The complaint alleges that (i) the Company and Armor All's directors breached their fiduciary duties to Armor All's public shareholders by entering into an agreement to sell Armor All for an insufficient price, (ii) the Company and the Armor All directors, contrary to their fiduciary duties, consummated the sale in order to favor the Company over the other shareholders of Armor All, and (iii) Clorox, in purchasing the shares of Armor All, aided and abetted those breaches of fiduciary duty. Plaintiff seeks rescission, compensatory damages, interest, attorneys fees and costs. The Company believes the allegations made against it in the complaint are without merit and intends to vigorously defend the litigation.

2. See Financial Note 5 (Subsequent Events), pages 8 and 9.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27  Financial Data Schedule

(b) Reports on From 8-K

    The Registrant filed the following reports during the three months ended December 31, 1996:

  1.  Form 8K
      Date of Report: October 4, 1996               Date Filed: October 9,
                                                    1996

      Item 5. Other Events
      The Registrant announced that it had executed a definitive agreement to acquire substantially all of the assets of the healthcare distribution business of FoxMeyer Corporation.

  2.  Form 8K
      Date of Report: November 8, 1996              Date Filed: November 22,
                                                    1996

      Item 2. Acquisition or Disposition of Assets
      The Registrant announced that it had consummated its acquisition of substantially all of the assets of the healthcare distribution business of FoxMeyer Corporation.

  3.  Form 8K
      Date of Report: November 26, 1996             Date Filed: December 10,
                                                    1996

      Item 5. Other Events
      The Registrant announced that it had agreed to tender 11.6 million shares, representing its 55% interest in Armor All Products Corporation to The Clorox Company for $19.09 per share.

  4.  Form 8K/A
      Date of Report: October 4, 1996               Date Filed: December 20,
                                                    1996

      This amendment was filed at the Commission's request in response to its comment that the original Form 8-K filed by the Registrant on October 9, 1996 did not include the entire document.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          McKESSON CORPORATION
                                          (Registrant)

Dated: February 5, 1997                   By  /s/ RICHARD H. HAWKINS
                                            -----------------------------------
                                          Richard H. Hawkins
                                          Vice President and Chief Financial
                                           Officer

                                          By  /s/ HEIDI E. YODOWITZ
                                            -----------------------------------
                                          Heidi E. Yodowitz
                                          Controller

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
    27   Financial Data Schedule