Form 10-K/A
period 1996-03-31
MCKESSON CORP
filed 1997-02-13
CIK 927653

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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
                                                               ----------

     The undersigned Registrant hereby amends the items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as set forth below.



                             LIST OF ITEMS AMENDED
                             ---------------------

Item                                                       Page
----                                                       ----


                          PART II

6.    Selected Financial Data............................    1

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations
      Financial Review...................................    6

8.    Financial Statements and Supplementary Data........   15


                          PART IV

14.   Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K................................   45

      Signatures.........................................   46

                              TEXT OF AMENDMENTS
                              ------------------

     Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

     The purpose of the amendment is to restate the historical financial statements for operations discontinued subsequent to the original filing. On December 31, 1996, the Registrant sold its 55% equity interest in Armor All Products Corporation ("Armor All") to The Clorox Company. Also in December 1996, the Registrant made the decision to divest the net assets of its Service Merchandising Division, Millbrook Distribution Services Inc. ("Service Merchandising"). All of the net assets and results of operations of both Armor All and Service Merchandising have been reclassified as discontinued operations for all periods presented.

                                    PART II

ITEM 6.   Selected Financial Data

      The following selected consolidated financial data for each of the six years in the period ended March 31, 1996 has been derived from the audited consolidated financial statements of the Company included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                              SIX-YEAR HIGHLIGHTS

                            CONSOLIDATED OPERATIONS(1)

                                                         YEARS ENDED MARCH 31
                          ----------------------------------------------------------------------------------
                            1996        1995                 1994           1993       1992           1991
                          ---------   ---------            ---------      ---------  ---------      --------
                                (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues/(2)/...........  $ 9,953.7   $ 9,438.7            $ 8,520.8      $ 7,991.8  $ 7,219.1      $5,646.3
 Percent change.........        5.5%       10.8%                 6.6%          10.7%      27.9%         10.5%
Gross profit/(3)/.......      915.5       808.2/(3)/           783.6          777.2      723.3         665.6
 Percent of revenues....        9.2%        8.6%                 9.2%           9.7%      10.0%         11.8%
Operating profit........      245.7        90.6/(4)/           202.6          200.3      129.2/(5)/    186.2
 Percent change.........      171.2%      (55.3)%                1.1%          55.0%     (30.6)%        (6.1)%
 Percent of revenues....        2.5%        1.0%                 2.4%           2.5%       1.8%          3.3%
Operating margin
 (deficit)/(6)/.........      241.3        (9.0)/(7)/          153.6/(8)/     156.5       79.3/(9)/    157.5
 Percent of revenues....        2.4%        (.1)%                1.8%           2.0%       1.1%          2.8%
Interest expense........       44.4        44.5                 39.3           47.5       52.9          51.2
Income (loss) before
 taxes on income........      196.9       (53.5)/(7)/          114.3/(8)/     109.0       26.4/(9)/    106.3
 Percent change.........         --          --                  4.9%         312.9%     (75.2)%         6.5%
Taxes on income.........       76.2        96.6/(10)/           45.0           42.2       10.9          40.5
 Effective tax rate.....       38.7%         --                 39.4%          38.7%      41.3%         38.1%
Income (loss) after
 taxes
 Continuing operations..      120.7      (150.1)/(7)//(10)/     69.3/(8)/      66.8       15.5/(9)/     65.8
  Percent change........         --          --                  3.7%         331.0%     (76.4)%        14.6%
 Discontinued
  operations............       14.7       554.6/(11)/           87.8/(12)/     47.9       16.8/(13)/    29.5
 Extraordinary item--
  debt extinguishment...         --          --                 (4.2)            --         --            --
 Cumulative effects of
  accounting changes....         --          --                (16.7)            --     (110.5)           --
Net income (loss).......      135.4       404.5                136.2          114.7      (78.2)         95.3
 Percent change.........      (66.5)%     197.0%                18.7%            --         --           1.7%
Average stockholders'
 equity.................    1,043.3       808.3                623.1          581.5      593.3         660.1
 Return on
  equity/(14)/..........       13.0%       50.0%                21.9%          19.7%     (13.2)%        14.4%
Total dividends
 declared...............       44.7        61.5                 77.1           74.4       72.3          71.8
Common dividends
 declared...............       44.7        56.5                 66.9           64.0       61.8          61.2
Fully diluted earnings
 (loss) per common share
 Continuing operations..  $    2.59   $   (3.34)           $    1.49      $    1.44  $     .22      $    1.47
  Percent change........         --          --                  3.5%         554.5%     (85.0)%        17.7%
 Discontinued
  operations............        .31       12.20                 1.99           1.07        .43            .66
 Extraordinary item.....         --          --                 (.10)            --         --             --
 Cumulative effects of
  accounting changes....         --          --                 (.38)            --      (2.85)            --
 Total..................       2.90        8.86                 3.00           2.51      (2.20)          2.13
  Percent change........      (67.3)%     195.3%                19.5%            --         --           4.9%

-------
(1) Restated to reflect the Armor All and Service Merchandising segments as discontinued operations.
(2) Reflects the reclassification of sales and cost of sales associated with sales to customers' warehouses and includes only the gross margin on such sales in revenues.
(3) Revenues less cost of sales, in fiscal 1995 includes $35.9 million of charges for restructuring, asset impairment and other operating items, 0.4% of revenues.
(4) Includes $124.6 million in charges for restructuring, asset impairment and other operating items, 1.3% of revenues.
(5)  Net of restructuring charges of $65.1 million, 0.9% of revenues.
(6) Income from continuing operations before interest expense and taxes on income.
(7) Includes $59.4 million of compensation costs related to the PCS Transaction, $139.5 million of charges for restructuring, asset impairment and other operating items representing 2.1% of revenues in the aggregate, $130.6 million after-tax.
(8) Includes a loss on the termination of interest rate swap arrangements of $13.4 million, $8.2 million after-tax.
(9) Net of restructuring charges of $65.1 million, 0.9% of revenues, $41.0 million after-tax.
(10) Includes $107.0 million of income tax expense related to the sale of PCS.
(11) Includes gain on sale of PCS of $576.7 million after-tax, write-down of the Company's investment in Service Merchandising of $72.8 million after-tax, and $1.0 million of income after-tax from a donation of Armor All stock to the McKesson Foundation.
(12) Includes $32.7 million after-tax relating to a gain on the sale and donation of Armor All stock.
(13) Net of restructuring charges of $15.8 million after-tax related to Service Merchandising.
(14) Based on net income.

                              SIX-YEAR HIGHLIGHTS

                        CONSOLIDATED FINANCIAL POSITION/(1)/

                                         YEARS ENDED MARCH 31
                         ------------------------------------------------------------------
                           1996      1995          1994      1993      1992          1991
                         --------  --------      --------  --------  --------      --------
                            (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Customer receivables.... $  631.7  $  635.6      $  615.3  $  605.3  $  566.4      $  373.0
 Days of sales/(2)/.....     22.9      24.2          26.0      27.3      28.2          23.8
Inventories--LIFO cost..  1,317.0   1,081.9         900.5     777.1     746.2         587.6
Inventories--FIFO cost..  1,602.5   1,376.2       1,204.3   1,090.9   1,042.1         855.8
 Days of sales/(2)/.....     63.8      57.4          56.0      54.4      57.8          61.9
Drafts and accounts
 payable................  1,343.2   1,229.8       1,061.5     999.9     910.2         642.0
 Days of sales/(2)/.....     53.5      51.3          49.4      49.9      50.4          46.4
Current assets..........  2,463.0   2,464.2       1,627.9   1,490.0   1,487.4       1,132.4
Current liabilities.....  1,642.5   1,585.2       1,326.5   1,298.6   1,196.4         881.7
Working capital.........    820.5     879.0         301.4     191.4     291.0         250.7
 Percent of
  revenues/(2)/.........      8.2%      9.3%          3.6%      2.4%      4.0%          4.4%
Property, plant and
 equipment--net.........    356.0     341.6         345.7     334.2     333.8         320.8
 Percent of reve-
  nues/(2)/.............      3.6%      3.6%          4.1%      4.2%      4.6%          5.7%
Capital expenditures....     73.6      76.4          68.1      49.0      67.1          66.9
Total assets............  3,360.2   3,260.2       2,676.6   2,458.4   2,439.1       2,115.3
Total debt/(3)/.........    471.0     492.1         532.1     429.2     574.3         598.2
Stockholders' equity....  1,064.6   1,013.5         678.6     619.4     554.5         675.6
Capital employed/(4)/...  1,535.6   1,505.6       1,210.7   1,048.6   1,128.8       1,273.8
 Ratio of debt to
  capital employed......     30.7%     32.7%         43.9%     40.9%     50.9%         47.0%
Average capital
 employed/(4)/..........  1,599.4   1,373.0       1,115.9   1,088.4   1,179.6       1,214.8
 Turnover/(5)/..........      6.2       6.9           7.6       7.3       6.1           4.6
Fully diluted shares....     46.7      45.5          44.1      44.8      38.8/(6)/     44.6
Common shares
 outstanding at 3/31....     44.8      44.4          40.6      40.6      38.9          38.2
Dividends per common
 share..................     1.00      1.34          1.66      1.60      1.60          1.60
Cash distribution from
 PCS
 Transaction per common
  share.................       --     76.00/(7)/       --        --        --            --
Book value per common
 share/(8)/.............    23.76     22.83         16.38     14.99     13.97         17.44
Market price
 High...................   55 5/8   109 1/4        68 1/2    47 1/8    40 1/8        38
 Low....................   37 1/4    30 1/8        38 5/8    30 1/4    32            26 7/8
 At year end............   51 1/4    40 3/8        59 1/2    44 3/4    32 5/8        32 7/8

-------
(1) Restated to reflect the Armor All and Service Merchandising segments as discontinued operations.

(2) Based on year-end balances and sales or cost of sales assuming major acquisitions occurred at beginning of year

(3) Total debt includes all interest-bearing debt and capitalized lease obligations.

(4) Capital employed consists of total debt and stockholders' equity.

(5) Revenues divided by average capital employed.

(6) Excludes convertible securities which were anti-dilutive.

(7) Received by shareholders directly from Eli Lilly and Company.

(8) Stockholders' equity less preferred stock plus portion of ESOP notes and guarantee related to the Series B ESOP preferred stock divided by year-end common shares outstanding.

                              SIX-YEAR HIGHLIGHTS

                             REPORTING SEGMENTS/(1)/

                                                  YEARS ENDED MARCH 31
                         -------------------------------------------------------------------------
                           1996        1995            1994        1993      1992           1991
                         ---------   ---------      ---------   ---------  --------       --------
                                                    (DOLLARS IN MILLIONS)
HEALTH CARE SERVICES
 Revenues/(2)/.......... $9,656.7    $9,177.7       $8,274.7    $7,753.4   $6,976.9       $5,399.1
  Percent change........      5.2%       10.9%           6.7%       11.1%      29.2%          10.9%
 Operating profit.......    206.1        76.1/(3)/     165.6       169.9      105.1/(4)/     161.9
  Percent change........    170.8%      (54.0)%         (2.5)%      61.7%     (35.1)%         18.3%
  Percent of revenues...      2.1%         .8%/(3)/      2.0%        2.2%       1.5%/(4)/      3.0%
 Average capital
  employed/(5)/.........  1,043.5       989.5          836.9       663.3      722.7          656.4
  Turnover/(6)/.........      9.3         9.3            9.9        11.7        9.7            8.2
  Return/(7)/...........     19.8%        7.7%          19.8%       25.6%      14.5%          24.6%
 Segment assets.........  2,525.3     2,148.6        1,951.6     1,759.5
 Capital expenditures...     43.5        44.4           34.4        24.5       38.3           26.4
 Depreciation...........     33.9        30.2           23.1        20.2       20.4           16.5
 Amortization of
  intangibles...........      6.9         7.0            6.9         6.1        7.0            7.6

WATER PRODUCTS
 Revenues...............  $ 259.3    $  246.0       $  240.3    $  229.6   $  232.8       $  236.7
  Percent change........      5.4%        2.4%           4.7%       (1.4)%     (1.6)%          1.8%
 Operating profit.......     39.6        14.5/(8)/      37.0        30.4       24.1           24.3
  Percent change........    173.1%      (60.8)%         21.7%       26.1%      (0.8)%        (34.5)%
  Percent of revenues...     15.3%        5.9%/(8)/     15.4%       13.2%      10.4%          10.3%
 Average capital
  employed/(5)/.........    114.2       122.7          119.4       107.9      104.4          103.1
  Turnover/(6)/.........      2.3         2.0            2.0         2.1        2.2            2.3
  Return/(7)/...........     34.7%       11.8%          31.0%       28.2%      23.1%          23.6%
 Segment assets.........    142.0       142.3          150.4       135.7
 Capital expenditures...     24.8        26.3           28.7        20.6       25.9           25.9
 Depreciation...........     21.4        20.3           18.3        16.8       15.9           15.5
 Amortization of
  intangibles...........      0.1         0.2             --          --         --             --

--------
(1) Restated to reflect the Armor All and Service Merchandising segments as discontinued operations.
(2) Reflects the reclassification of sales and cost of sales associated with sales to customers' warehouses and includes only the gross margin on such sales in revenues.
(3) Includes $107.3 million of charges for restructuring, asset impairment and other operating items, 1.2% of revenues.
(4) Net of restructuring charges of $69.7 million, 1.0% of revenues.
(5) Net assets of the segment.
(6) Revenues divided by average capital employed.
(7) Operating profit divided by average capital employed.
(8) Includes $17.3 million of charges for restructuring, asset impairment and other operating items, 7.0% of revenues.

                              SIX-YEAR HIGHLIGHTS

                             REPORTING SEGMENTS/(1)/

                                                       YEARS ENDED MARCH 31
                                   -----------------------------------------------------------
                                    1996     1995           1994         1993    1992    1991
                                   ------   -------       --------      ------  ------  ------
                                                  (DOLLARS IN MILLIONS)
CORPORATE
 Revenues......................... $ 37.7   $  15.0       $   5.8       $  8.8  $  9.4  $ 10.5
 Expenses.........................  (35.5)   (112.7)/(3)/   (50.0)/(4)/  (49.4)  (56.8)  (33.4)
 Average capital employed/(2)/....  441.7     260.8         159.6        317.2   352.5   455.3
 Total assets*....................  692.9     969.3         574.6        563.2   607.3   647.8
 Capital expenditures.............    5.3       5.7           5.0          3.9     2.9    14.6
 Depreciation.....................    1.9       1.4           6.2          9.9    10.1    10.0

 *Total assets include:
  Cash and cash equivalents and
   marketable securities..........  456.2     670.4          62.7         77.5   140.0   151.1
  Net assets of discontinued
   operations/(5)/................  125.7      88.2         353.9        333.3   287.2   303.1

--------
(1) Restated to reflect the Armor All and Service Merchandising segments as discontinued operations.
(2) Net assets of segment.
(3) Includes $74.3 million of expense related to compensation costs associated with the PCS Transaction, charges for restructuring, asset impairment and other operating items.
(4) Includes a loss on the termination of interest rate swap arrangements of $13.4 million.
(5) Includes the net assets of the Armor All and Service Merchandising segments, and PCS prior to its disposition on November 21, 1994.

                                FINANCIAL REVIEW


ITEM 7.

  On December 31, 1996, the Registrant sold its 55% equity interest in Armor All Products Corporation ("Armor All") to The Clorox Company. Also in December 1996, the Registrant made the decision to divest the net assets of its Service Merchandising Division, Millbrook Distribution Services Inc. All of the net assets and results of operations of both Armor All and Service Merchandising have been reclassified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

  Fiscal 1996 income from continuing operations was $120.7 million, $2.59 per fully diluted share, an increase of 38% over the prior year's income from continuing operations of $87.5 million before unusual items. Fiscal 1995 income includes expenses associated with the sale of PCS and charges resulting from initiatives to streamline the distribution and water businesses. Fiscal 1994 results include a loss on the termination of interest rate swap arrangements. For purposes of discussing the results of operations, these income and expense items are referred to as "unusual items" in the Financial Review as management believes that these items either represent one-time occurrences and/or events which are not related to normal, on-going operations or represent charges that are in excess of normal/historical operating amounts.

                                           YEARS ENDED MARCH 31
                          --------------------------------------------------------
                                  1996             1995               1994
                          ------------------ ------------------ ------------------
                          PRE-TAX  AFTER-TAX PRE-TAX  AFTER-TAX PRE-TAX  AFTER-TAX
                          -------  --------- -------  --------- -------  ---------
                                                (IN MILLIONS)
Income from Continuing
 Operations
  Before unusual items...  $196.9    $120.7  $ 145.4    $ 87.5   $127.7    $ 77.5
  Unusual Items
   Compensation costs
    related to the PCS
    Transaction..........                      (59.4)    (45.3)
   Income tax expense
    related to the PCS
    Transaction..........                               (107.0)
   Charges for
    restructuring, asset
    impairment and other
    operating items......                     (139.5)   ( 85.3)
   Interest rate swap
    terminations.........                                         (13.4)     (8.2)
                           ------    ------  -------   -------   ------    ------
Income (loss) from
 Continuing Operations...  $196.9    $120.7  $ (53.5)  $(150.1)  $114.3    $ 69.3
                           ======    ======  =======   =======   ======    ======

PCS Transaction

  On November 21, 1994 McKesson and Eli Lilly and Company ("Eli Lilly") completed a transaction whereby Eli Lilly effectively acquired McKesson's pharmaceutical benefits management business which consisted primarily of PCS Health Systems, Inc. and Clinical Pharmaceuticals, Inc., both wholly-owned subsidiaries of McKesson. Of the approximately $4 billion of proceeds from this transaction, approximately $600 million was paid to the Company. An additional $24 million of the $4 billion consideration was received from Eli Lilly to fund deferred vested stock option payments. The remainder of the $4 billion was paid directly to the McKesson shareholders by Eli Lilly.

Unusual Items--Fiscal 1995

  The $59.4 million of pre-tax compensation costs related to the PCS Transaction consists of $23.6 million associated with an allocation of cash and shares to ESOP plan participants resulting from a paydown of ESOP debt by the ESOP trust, and $35.8 million associated with the Company's vested stock options and other compensation programs.

  The $107.0 million of income tax expense resulted from the distribution of McKesson common stock to effect the PCS Transaction.

  The $139.5 million pre-tax charge for restructuring, asset impairment and other operating items resulted, in part, from the initiation by the Company's management of several measures designed to streamline operations and improve productivity in the Company's Health Care Services and Water Products segments. These measures included consolidation of certain facilities, workforce reductions and divestiture of under-performing assets and were expected to reduce operating expenses, improve working capital efficiency and enhance customer service. Other charges consist primarily of write-downs of assets to be disposed of to fair value less costs to sell, impairment losses on capitalized software due to changes in technology, severance for announced workforce reductions, write-downs of inventory associated with the discontinuation of certain product lines, and receivables reserves related to facility closures and a reassessment of credit risks in the Health Care Services segment. The assets to be disposed of are associated with facility consolidations in the Health Care Services and Water Products segments and surplus properties held by the Company. The disposition of these properties is expected to occur over the next three years. See Financial Note 3 "Charges and Gains in Continuing Operations" on pages 24 and 25 of the accompanying financial statements.

Unusual Items--Fiscal 1994

  Fiscal 1994 income from continuing operations includes a pre-tax loss of $13.4 million from the termination of interest rate swap arrangements.

Net Income

   Fiscal 1996 net income was $135.4 million or $2.90 per fully-diluted share, including $14.7 million ($.31 per share) of income from the discontinued Armor All and Service Merchandising segments. Fiscal 1995 net income was $404.5 million or $8.86 per share, both of which include amounts related to the PCS Transaction, and to initiatives taken by the Company to enhance the productivity of its businesses. The Company recorded income of $554.6 million from discontinued operations, including a gain on the sale of PCS of $576.7 million, $21.0 million for PCS earnings during the part of the year it was owned by the Company, and a $44.1 million loss from the discontinued Armor All and Service Merchandising segments, reflecting a $72.8 million charge to write-down the Company's investment in its Service Merchandising segment. Fiscal 1994 net income was $136.2 million or $3.00 per share which includes $69.3 million from continuing operations, $55.1 million from discontinued operations, $32.7 million from the gain on sale/donation of Armor All stock, an extraordinary after-tax loss of $4.2 million from the early retirement of debt and a $16.7 million after-tax charge for the cumulative effect of the accounting change to adopt Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits."

 BUSINESS SEGMENTS

   The Company's business segments of continuing operations consist of Health Care Services and Water Products. Health Care Services is the Company's primary business and includes the U.S. pharmaceutical and health care products distribution business, its operations to support the needs of pharmaceutical and other health care product manufacturers, institutional and retail customers and its international pharmaceutical distribution operations (including Canada and an equity interest in a Mexican distribution business).

    Water Products is engaged in the processing, delivery and sale of bottled drinking water and the sale of packaged water to retail stores.

REVENUE GROWTH

  In fiscal 1996, revenues increased by $515.0 million or 6% to $10.0 billion from the prior year. Revenues of $9.4 billion in fiscal 1995 increased 11% from fiscal 1994. Substantially all of the revenue growth represents volume growth from existing businesses.

  Revenues for Health Care Services increased 5% in fiscal 1996 compared with increases of 11% and 7%, respectively, in 1995 and 1994. The growth in fiscal 1996 was dampened by the loss of a high-volume customer at the beginning of the fiscal year. All customer segments (retail and institutional) recorded revenue increases, with significant contributions from the Valu-Rite and proprietary generic drug programs. Revenue growth accelerated in the fourth quarter of fiscal 1996, increasing 9% compared with the fourth quarter of fiscal 1995.

  The practice in the Health Care Services distribution business is to pass on to customers price changes from suppliers. In each of fiscal 1996, 1995 and 1994, prices declined on many generic pharmaceutical products sold by the Health Care Services business. These price declines were offset, in part, by moderate inflation on other product lines, which resulted in almost no net price increases in such fiscal years.

  Water Products revenues increased 5% in fiscal 1996 to $259.3 million and 2% to $246.0 million in fiscal 1995. The increases in both years resulted from higher packaged water sales to the grocery trade and moderate growth in the direct-delivery business, mitigated by a decrease in sales of vended water.

  Corporate revenues in fiscal 1996 increased to $37.7 million from $15.0 million in fiscal 1995, primarily due to increased interest income from higher cash and short-term investment balances as a result of the full year benefit from the PCS Transaction proceeds.

OPERATING PROFIT

  Health Care Services operating profit before unusual items rose 12% to $206.1 million in fiscal 1996. Operating profit for Health Care Services in fiscal 1995 included charges of $107.3 million for unusual items. The U.S. distribution business experienced intense competition in fiscal 1996 which caused a decline in selling margins. This decline was offset by product management efforts under the Company's proprietary generic pharmaceutical program and other inventory management programs, as well as operating expense efficiencies. Fiscal 1996 operating profits also included the start-up and research and development costs of strategic initiatives. These costs were offset by a pre-tax gain of $11.2 million on the sale of the Company's interest in a Central American pharmaceutical manufacturer for $36.1 million. The operating profit for fiscal 1995 reflects lower operating expenses due to workforce reductions and ongoing consolidation of facilities and administrative services and moderate increases in international operations.

  The Company uses the last-in, first-out (LIFO) method of accounting for inventories which results in cost of sales that more closely reflect replacement cost than other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. As previously discussed, price declines on many generic pharmaceutical products in the Health Care Services segment in each of the fiscal years ended March 31, 1996, 1995 and 1994 moderated the effects of inflation in other product categories, which resulted in minimal overall cost changes in those fiscal years.

  Water Products operating profit before unusual items increased 25% to $39.6 million in fiscal 1996 due to moderate sales growth and lower overall operating costs, due in part to ongoing programs to improve customer service which have reduced customer turnover expenses and increased productivity. Fiscal 1995 operating profit, excluding unusual items of $17.3 million, declined 14% due to expenses in the grocery products division related to the introduction of new products, promotional activities and increased packaging raw materials costs and competitive pressures in the vended water division.

  Corporate expenses in fiscal 1995 and 1994 included charges of $74.3 million and $13.4 million respectively, for unusual items. Adjusting for such unusual items, Corporate expenses were $35.5 million, $38.4 million and $36.6 million in fiscal 1996, 1995, 1994, respectively.

  The following table identifies the operating margin (income before interest expense and taxes on income as a percent of revenues) components for the past three years.

  Computed based on total revenues:

                                                    1996  1995        1994
                                                    ----  ----        ----
   Gross profit margin/(1)/........................ 9.2%   8.6%/(2)/  9.2%
   Operating expenses.............................. 6.8    8.7/(2)/   7.4/(3)/
                                                    ---   ----        ---
   Operating margin (deficit)...................... 2.4%  (0.1)%/(2)/ 1.8%/(3)/
                                                    ===   ====        ===

--------
(1) Revenues less cost of sales.

(2) Excluding fiscal 1995 unusual items, the gross profit margin is 8.9%, operating expenses are 6.9% and the operating margin is 2.0%.

(3) Excluding fiscal 1994 unusual items, operating expenses are 7.2% and the operating margin is 2.0%.

  Operating margin excluding unusual items, increased to 2.4% in fiscal 1996 from 2.0% in fiscal 1995 due to successful cost control efforts at Health Care Services and Water Products.

  The following table summarizes operating profit as a percentage of revenues by segment:

                                                   AS A PERCENT OF REVENUES
                                                ------------------------------
                                                 1996     1995          1994
                                                -------  -------       -------
   Health Care Services........................     2.1%     0.8%/(1)/     2.0%
   Water Products..............................    15.3      5.9/(2)/     15.4

--------
(1) Excluding fiscal 1995 unusual items, the percentage is 2.0%.

(2) Excluding fiscal 1995 unusual items, the percentage is 12.9%.

  Operating profit for Health Care Services increased moderately from fiscal 1995 excluding unusual items due to operating expense improvements and product management efforts which offset declines in selling margins.

INTERNATIONAL OPERATIONS

  International operations accounted for 16% of fiscal 1996 consolidated operating profits and 7% of consolidated assets at March 31, 1996. Fiscal 1995 international operations were 12% of consolidated operating profits excluding unusual items and 7% of consolidated assets at March 31, 1995. International operations are subject to certain opportunities and risks, including currency fluctuations. The Company monitors its operations and adopts strategies responsive to changes in the economic and political environment in each of the countries in which it operates.

WORKING CAPITAL

  The following table shows working capital at March 31 of each year as a percentage of revenues for the fiscal year. Working capital for the purposes of this presentation excludes cash, cash equivalents, marketable securities and interest-bearing obligations.

                                                   MARCH 31 WORKING CAPITAL
                                                   AS A PERCENT OF REVENUES
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
  Health Care Services..........................      5.6%       4.6%       4.5%
     Total Company...............................     4.0        2.6        3.7

  The decrease in the 1995 total company working capital ratio is primarily due to approximately $120 million of accrued liabilities at March 31, 1995 related to the PCS Transaction. Excluding such items, the March 31, 1995 total company working capital ratio would have been 3.9%. The increase in fiscal 1996 is primarily due to an increased investment in inventories of $239.6 million to obtain favorable purchase terms on certain items from vendors and to support the increasing sales growth in Health Care Services. The increase in payables associated with higher inventory levels partially mitigated the effect of the higher inventory investment.

CASH FLOW AND LIQUIDITY

  Cash and cash equivalents and marketable securities (primarily U.S. Treasury securities with maturities of two years or less) were $456 million, $670 million and $63 million at March 31, 1996, 1995 and 1994, respectively. The increase in fiscal 1995 reflects the proceeds received by the Company from the PCS Transaction.

Cash Flow from Operations for Capital Expenditures and Dividends

  The following table summarizes the excess (deficit) of cash flow from operations over capital expenditures and dividends:

                                                        YEARS ENDED MARCH 31
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
                                                           (IN MILLIONS)
   Net cash provided (used) by continuing operations
    Income (loss) after taxes from continuing
     operations........................................ $  121  $ (150) $   69
    Depreciation.......................................     57      52      48
    Amortization of intangibles........................      7       7       7
    Gain on sale of subsidiary.........................    (11)     --      --
    Other noncash charges..............................     49     190      24
    Working capital changes............................   (212)     57    (132)
                                                        ------  ------  ------
     Total.............................................     11     156      16
   Capital expenditures................................    (74)    (76)    (68)
                                                        ------  ------  ------
     Excess (deficit)..................................    (63)     80     (52)
   Net cash provided (used) by discontinued operations.     (7)     43      65
   Dividends paid......................................    (44)    (70)    (77)
                                                        ------  ------  ------
     Net excess (deficit).............................. $ (114) $   53  $  (64)
                                                        ======  ======  ======

  Cash flow from continuing operations reflects the cash earnings of the Company's continuing businesses and the effects of the changes in working capital. Working capital in fiscal 1996 was impacted by the $136 million increase in inventories net of related payables and the payment in fiscal 1996 of PCS Transaction liabilities. The cash used for working capital changes in fiscal 1994 primarily reflects a management decision to increase inventories early in that year.

  Capital expenditures for the fiscal years ended March 31, 1996, 1995 and 1994 for the Health Care Services segment were $44 million, $44 million and $34 million, respectively, and for the Water Products segment were $25 million, $26 million and $29 million, respectively.

  The decrease in dividends paid during fiscal 1996 reflects the conversion during 1995 of preferred stock in connection with the PCS Transaction (converting the associated dividend requirements to the lower common stock dividend) and the change in the annual common stock dividend from $1.68 per share to $1.00 per share following the PCS Transaction.

Other Financing Activities

  During fiscal 1996, the Company repurchased 1.35 million of its common shares for $63 million as part of a 3.5 million share repurchase program authorized in May 1995. On May 31, 1996, the Company announced the authorization for the repurchase of an additional 3.5 million common shares and that substantially all of the shares in the initial authorization had been repurchased.

  The reductions in long-term debt in fiscal 1996 and 1995 reflect scheduled debt repayments and an advanced ESOP debt payment in 1995.

  In fiscal 1996, the Company made a $20 million acquisition in the Health Care Services segment. The acquired company provides support services to commercial, non-profit and governmental organizations engaged in drug and biomedical development. The Company also acquired interests in two companies engaged in the development of new technology based initiatives for $13.3 million to enhance Health Care Services' competitive position. In April 1996, the Company acquired another company in the Health Care Services segment for approximately $65 million. The newly acquired company designs, manufactures, installs and supports automated pharmaceutical dispensing equipment for use by health care institutions.

  The Company has $250 million of available credit under domestic committed revolving credit lines. As a result of the Company's investment grade credit rating (S&P A+; Moody's A2), management believes the Company has access to additional private credit sources and to public capital markets at favorable terms. Funds necessary for future debt maturities and other cash requirements of the Company are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other available debt capacity.

CAPITALIZATION

  The Company's capitalization was as follows:

                                                               MARCH 31
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN MILLIONS)
   Short-term borrowings................................ $    7  $   22  $   57
   Term debt............................................    284     290     295
   Exchangeable debt....................................    180     180     180
                                                         ------  ------  ------
     Total debt.........................................    471     492     532
   Stockholders' equity.................................  1,065   1,014     679
                                                         ------  ------  ------
     Total capitalization............................... $1,536  $1,506  $1,211
                                                         ======  ======  ======
   Debt-to-capital ratio at March 31....................   30.7%   32.7%   43.9%
   Average interest rate during year
     Total debt.........................................    6.6%    6.5%    6.0%
     Short-term borrowings..............................    7.3     6.2     3.7
     Other debt.........................................    6.4     6.5     7.6

  The decreases in the debt-to-capital ratios in fiscal 1996 and 1995 resulted primarily from the increase in stockholders' equity from the PCS Transaction, scheduled debt reductions, repayments of short-term borrowings and an advanced ESOP debt payment in 1995.

  Average fully-diluted shares were 46.7 million in fiscal 1996, 45.5 million in fiscal 1995 and 44.1 million in fiscal 1994. Common shares outstanding increased to 44.8 million at March 31, 1996 from 44.4 million at March 31, 1995 primarily due to shares issued upon exercise of employee stock options in excess of the 1.35 million shares repurchased during the year.

CAPITAL EMPLOYED

  Capital employed (net assets) by segment was:

                                                     MARCH 31
                                               ---------------------------
                                                1996    1995         1994
                                               ------  ------       ------
                                                  (IN MILLIONS)
   Health Care Services....................... $1,149  $  898       $  887
   Water Products.............................    110     110          123
                                               ------  ------       ------
     Total Operations.........................  1,259   1,008        1,010
   Corporate
    Cash, cash equivalents and marketable
     securities...............................    456     670           63
    Discontinued operations...................    126      88          354
    Other.....................................   (305)   (260)        (216)
                                               ------  ------       ------
     Total Capital Employed................... $1,536  $1,506       $1,211
                                               ======  ======       ======
   Return on Average Capital Employed
    Health Care Services/(1)/.................   19.8%    7.7%/(2)/   19.8%
    Water Products/(1)/.......................   34.7    11.8/(2)/    31.0
     Total Consolidated Operations/(3)/.......   15.1    (0.7)/(4)/   13.8/(4)/
   Return on Average Stockholders' Equity.....   13.0%   50.0%/(5)/   21.9%

--------
(1) Operating profit divided by average capital employed.

(2) Excluding fiscal 1995 unusual items from operating profit, Health Care Services is 18.5% and Water Products is 25.9%.

(3) Income from continuing operations before taxes and interest expense divided by average capital employed.

(4) Excluding fiscal 1995 and 1994 unusual items, consolidated return is 13.8% and 15.0% in fiscal 1995 and 1994, respectively.

(5) Net income includes $576.7 million gain on sale of PCS.

  The increase in capital employed in Health Care Services in fiscal 1996 reflects the increased investment spending for retail and institutional strategic initiatives and the additional inventory investment. The increase in capital employed in fiscal 1995 resulted from the cash received from the PCS Transaction, net of fiscal 1995 reserves for restructuring, asset impairments and other operating items.

ENVIRONMENTAL MATTERS

  The Company's continuing operations do not require ongoing material expenditures to comply with federal, state and local environmental laws and regulations. However, in connection with the disposition of its chemical operations in fiscal 1987, the Company retained responsibility for certain environmental obligations. In addition, the Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and other federal and state environmental statutes primarily involving sites associated with the operation of the Company's former chemical distribution businesses. Increases (decreases) to reserves for these environmental matters, primarily recorded within discontinued operations, amounted

                         FINANCIAL REVIEW--(CONCLUDED)

to ($1.5) million, $3.4 million and $8.7 million in fiscal 1996, 1995 and 1994, respectively. The increase in fiscal 1995 primarily resulted from a governmental directive to do additional remedial work at a former operating site in Syracuse, New York. The increase in fiscal 1994 was primarily required as a result of adverse technical developments at former operating sites in Santa Fe Springs and Union City, California, offset in part by a positive soil remedy selection at the Syracuse site. Management does not believe that changes in the remediation cost estimates in future periods, or the ultimate resolution of the Company's environmental matters, will have a material impact on the Company's consolidated financial position. See "Legal Proceedings."

INCOME TAXES

  The tax rate on income from continuing operations (excluding fiscal 1995 and 1994 unusual items) was 39%, 40% and 39% in fiscal 1996, 1995 and 1994, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

  See Note 1 "Significant Accounting Policies" on pages 22 and 23 of the accompanying financial statements.

ITEM 8.    Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedule
--------------------------------------------------------------
                                                                       Page
                                                                       ----
Consolidated Financial Statements:
Independent Auditors' Report.......................................     16
Statements of Consolidated Income for the years ended
      March 31, 1996, 1995 and 1994................................     17
Consolidated Balance Sheets, March 31, 1996, 1995, and 1994........     18
Statements of Consolidated Stockholders' Equity for the years
      ended March 31, 1996, 1995 and 1994..........................     19
Statements of Consolidated Cash Flows for the years ended
      March 31, 1996, 1995, and 1994...............................     21
Financial Notes....................................................     22

Supplementary Financial Schedule:
Independent Auditors' Report on Supplementary Financial Schedule...     43
Schedule II--Consolidated Valuation and Qualifying Accounts........     44

     Financial statements and schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of McKesson Corporation:

  We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries as of March 31, 1996, 1995, and 1994, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries at March 31, 1996, 1995, and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

  As discussed in Note 14 of the consolidated financial statements, in 1994 the Corporation changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.

DELOITTE & TOUCHE LLP
San Francisco, California
May 13, 1996 (December 31, 1996 as to Notes 8 and 17)

                              MCKESSON CORPORATION

                       STATEMENTS OF CONSOLIDATED INCOME

                                                YEARS ENDED MARCH 31
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
REVENUES (Note 1)....................  $    9,953.7  $    9,438.7  $    8,520.8
                                       ------------  ------------  ------------
COSTS AND EXPENSES (Note 3)
Cost of sales........................       9,038.2       8,630.5       7,737.2
Selling..............................         114.0         116.5         107.7
Distribution.........................         327.4         316.4         319.3
Administrative.......................         232.8         384.3         203.0
Interest.............................          44.4          44.5          39.3
                                       ------------  ------------  ------------
    Total............................       9,756.8       9,492.2       8,406.5
                                       ------------  ------------  ------------
INCOME (LOSS) BEFORE TAXES ON INCOME.         196.9         (53.5)        114.3
Income taxes (Note 13)...............          76.2          96.6          45.0
                                       ------------  ------------  ------------
INCOME (LOSS) AFTER TAXES
Continuing operations................         120.7        (150.1)         69.3
Discontinued operations (Notes 2,
 8 and 17)...........................          14.7         (23.1)         55.1
Discontinued operations--(Notes 2,
 8 and 17)
  Gain on sale/donation of Armor All
   stock.............................            --           1.0          32.7
  Gain on sale of PCS................            --         576.7            --
Extraordinary item--debt
 extinguishment (Note 9).............            --            --          (4.2)
Cumulative effect of accounting
 change (Note 14)....................            --            --         (16.7)
                                       ------------  ------------  ------------
NET INCOME...........................  $      135.4  $      404.5  $      136.2
                                       ============  ============  ============
EARNINGS (LOSS) PER COMMON SHARE
Fully diluted
  Continuing operations..............  $       2.59  $      (3.34) $       1.49
  Discontinued operations............           .31          (.51)         1.25
  Discontinued operations--
   Gain on sale/donation of Armor All
    stock............................            --           .02           .74
   Gain on sale of PCS...............            --         12.69            --
  Extraordinary item.................            --            --          (.10)
  Cumulative effect of accounting
   change............................            --            --          (.38)
                                       ------------  ------------  ------------
    Total............................  $       2.90  $       8.86  $       3.00
                                       ============  ============  ============
Primary
  Continuing operations..............  $       2.59  $      (3.52) $       1.53
  Discontinued operations............           .31          (.53)         1.35
  Discontinued operations--
   Gain on sale/donation of Armor All
    stock............................            --           .02           .80
   Gain on sale of PCS...............            --         13.23            --
  Extraordinary item.................            --            --          (.10)
  Cumulative effect of accounting
   change............................            --            --          (.41)
                                       ------------  ------------  ------------
    Total............................  $       2.90  $       9.20  $       3.17
                                       ============  ============  ============
SHARES ON WHICH EARNINGS (LOSS)
PER COMMON SHARE WERE BASED
Fully diluted........................          46.7          45.5          44.1
Primary..............................          46.6          43.6          40.8

See Financial Notes.

                              MCKESSON CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN MILLIONS)
ASSETS
Cash and cash equivalents........................ $  260.8  $  363.1  $   62.7
Marketable securities available for sale (Note
 1)..............................................    195.4     307.3        --
Receivables (Note 6).............................    672.8     651.7     625.1
Inventories (Note 7).............................  1,317.0   1,081.9     900.5
Prepaid expenses (Note 13).......................     17.0      60.2      39.6
                                                  --------  --------  --------
  Total current assets...........................  2,463.0   2,464.2   1,627.9
                                                  --------  --------  --------
Land.............................................     38.0      39.9      38.8
Buildings........................................    205.8     199.9     198.8
Machinery and equipment..........................    469.9     433.5     431.7
                                                  --------  --------  --------
  Total property, plant and equipment............    713.7     673.3     669.3
Accumulated depreciation.........................   (357.7)   (331.7)   (323.6)
                                                  --------  --------  --------
  Net property, plant and equipment..............    356.0     341.6     345.7
Goodwill and other intangibles...................    183.7     172.4     180.0
Net assets of discontinued operations
  (Notes 8 and 17)...............................    125.7      88.2     353.9
Other assets (Notes 13 and 14)...................    231.8     193.8     169.1
                                                  --------  --------  --------
  Total assets................................... $3,360.2  $3,260.2  $2,676.6
                                                  ========  ========  ========
LIABILITIES
Drafts payable................................... $  194.0  $  160.1  $  188.1
Accounts payable--trade..........................  1,149.2   1,069.7     873.4
Short-term borrowings............................      6.6      21.7      57.2
Current portion of long-term debt (Note 9).......     27.9      17.4      18.2
Salaries and wages...............................     26.3      33.5      30.5
Taxes............................................     92.2     138.9      24.0
Interest and dividends...........................     19.0      19.3      27.1
Other............................................    127.3     124.6     108.0
                                                  --------  --------  --------
  Total current liabilities......................  1,642.5   1,585.2   1,326.5
                                                  --------  --------  --------
Postretirement obligations and other noncurrent
 liabilities (Note 14)...........................    216.6     208.5     214.8
                                                  --------  --------  --------
Long-term debt (Note 9)..........................    436.5     453.0     456.7
                                                  --------  --------  --------

STOCKHOLDERS' EQUITY
Preferred stocks.................................       --        --     125.3
Common stock.....................................      0.4       0.4      89.2
Additional paid-in capital.......................    332.0     319.8     174.4
Other capital....................................    (36.2)     (4.1)     (9.5)
Retained earnings................................    968.9     875.9     610.3
Accumulated translation adjustment...............    (49.7)    (51.6)    (22.3)
ESOP notes and guarantee (Note 12)...............   (122.5)   (126.4)   (165.1)
Treasury shares, at cost.........................    (28.3)     (0.5)   (123.7)
                                                  --------  --------  --------
  Stockholders' equity (Notes 9 and 12)..........  1,064.6   1,013.5     678.6
                                                  --------  --------  --------
  Total liabilities and stockholders' equity..... $3,360.2  $3,260.2  $2,676.6
                                                  ========  ========  ========

See Financial Notes.

                              MCKESSON CORPORATION

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                   (SHARES IN THOUSANDS, DOLLARS IN MILLIONS)



                                             PREFERRED STOCKS                            COMMON STOCK
                                             -----------------                           --------------
                                       (100,000 Shares Authorized)                 (200,000 Shares Authorized)
                                             SHARES    AMOUNT                            SHARES  AMOUNT
                                             -------- --------                           ------  ------
BALANCES, MARCH 31, 1993....................   2,913  $  126.5                           44,583  $ 89.2
Purchase of shares..........................
Issuance of shares under employee plans
 (Note 12)..................................
Conversion or redemption of debentures and
 preferred stock............................     (30)     (1.2)
ESOP note payments..........................
Tax benefit of unallocated ESOP share
 dividends..................................
Other.......................................
Translation adjustment......................
Net income..................................
Cash dividends declared
  Preferred stock (Series A, $1.80 per
   share)...................................
  Preferred stock (Series B ESOP, $3.62 per
   share)...................................
  Common, $1.60 per share...................
                                             -------  --------                           ------  ------
BALANCES, MARCH 31, 1994....................   2,883     125.3                           44,583    89.2
Issuance of shares under employee plans
 (Note 12)..................................                                                538     0.1
Purchase of shares (Note 12)................  (2,883)   (125.3)                            (733)   (1.5)
Change in par value of common stock from
 $2.00 to $.01 per share (Note 12)..........                                                      (87.4)
ESOP note payments..........................
Distribution of net assets of PCS...........
Other.......................................
Translation adjustment......................
Unrealized gain on marketable securities....
Net income..................................
Cash dividends declared
  Preferred stock (Series A, $.90 per
   share)...................................
  Preferred stock (Series B ESOP, $1.8098
   per share)...............................
  Common, $1.34 per share...................
                                             -------  --------                           ------  ------
BALANCES, MARCH 31, 1995....................      --        --                           44,388     0.4
Issuance of shares under employee plans
 (Note 12)..................................                                              1,062
Purchase of shares (Note 12)................
ESOP note payments..........................
Other (Note 14).............................
Translation adjustment......................
Unrealized gain on marketable securities....
Net income..................................
Cash dividends declared
  Common, $1.00 per share...................
                                             -------  --------                           ------  ------
BALANCES, MARCH 31, 1996....................      --  $     --                           45,450  $  0.4
                                             =======  ========                           ======  ======

See Financial Notes.

                                                                     TREASURY
                                                                 ------------------
ADDITIONAL                             ACCUMULATED     ESOP                            STOCK-
  PAID-IN      OTHER       RETAINED    TRANSLATION   NOTES AND   COMMON               HOLDERS'
  CAPITAL     CAPITAL      EARNINGS    ADJUSTMENT    GUARANTEE   SHARES    AMOUNT      EQUITY
----------    -------     ---------   -----------    ---------   ------    -------    --------
$180.7        $ (8.3)       $546.8       $(17.0)      $(177.1)    (4,009)   $(121.4)  $  619.4
                                                                    (769)     (31.5)     (31.5)

  (3.3)                                                              705       25.6       22.3

  (1.1)                                                               37        1.4       (0.9)
                                                         12.0                             12.0

                               4.4                                                         4.4
  (1.9)         (1.2)                                                 58        2.2       (0.9)
                                           (5.3)                                          (5.3)
                             136.2                                                       136.2


                              (0.2)                                                       (0.2)

                             (10.0)                                                      (10.0)
                             (66.9)                                                      (66.9)
------        ------        ------       ------       -------     ------    -------   --------
 174.4          (9.5)        610.3        (22.3)       (165.1)    (3,978)    (123.7)     678.6

  11.1           1.4                                                 118        4.5       17.1
   5.1                                                             3,846      118.7       (3.0)

  87.4                                                                                      --
  26.9                                                   38.7                             65.6
                             (80.1)                                                      (80.1)
  14.9           2.1           2.7                                                        19.7
                                          (29.3)                                         (29.3)
                 1.9                                                                       1.9
                             404.5                                                       404.5


                              (0.1)                                                       (0.1)

                              (4.9)                                                       (4.9)
                             (56.5)                                                      (56.5)
------        ------        ------       ------       -------     ------    -------   --------
 319.8          (4.1)        875.9        (51.6)       (126.4)       (14)      (0.5)   1,013.5

 (10.6)         (4.0)                                                761       34.9       20.3
                                                                  (1,349)     (62.7)     (62.7)
                                                          3.9                              3.9
  22.8         (27.3)          2.3                                                        (2.2)
                                            1.9                                            1.9
                (0.8)                                                                     (0.8)
                             135.4                                                       135.4

                             (44.7)                                                      (44.7)
------        ------        ------       ------       -------    ------     -------   --------
$332.0        $(36.2)       $968.9       $(49.7)      $(122.5)     (602)    $ (28.3)  $1,064.6
======        ======        ======       ======       =======    ======     =======   ========

                              MCKESSON CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                       YEARS ENDED MARCH 31
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                           (IN MILLIONS)
OPERATING ACTIVITIES
Income (loss) after taxes from continuing
 operations.........................................  $ 120.7  $(150.1) $  69.3
Adjustments to reconcile to net cash provided by
 operating activities:
 Depreciation.......................................     57.2     51.9     47.6
 Amortization of intangibles........................      7.0      7.2      6.9
 Provision for bad debts............................     13.7     49.0      8.9
 Deferred taxes on income...........................     42.9    (80.4)    18.0
 Gain on sale of subsidiary.........................    (11.2)      --       --
 Other noncash (Note 3).............................     (7.4)   220.9     (2.5)
                                                      -------  -------  -------
    Total...........................................    222.9     98.5    148.2
                                                      -------  -------  -------
 Effects of changes in
  Receivables.......................................       --    (76.1)   (41.4)
  Inventories.......................................   (239.6)  (213.7)  (134.3)
  Accounts and drafts payable.......................    103.9    167.2     75.1
  Taxes.............................................    (13.1)   115.3     (7.8)
  Other.............................................    (62.9)    64.5    (23.3)
                                                      -------  -------  -------
    Total...........................................   (211.7)    57.2   (131.7)
                                                      -------  -------  -------
    NET CASH PROVIDED BY CONTINUING OPERATIONS......     11.2    155.7     16.5
Discontinued operations (Notes 2 and 8).............     (7.4)    43.4     64.9
                                                      -------  -------  -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.......      3.8    199.1     81.4
                                                      -------  -------  -------
INVESTING ACTIVITIES
Purchases of marketable securities..................   (130.6)  (324.0)      --
Maturities of marketable securities.................    244.8     19.9       --
Property acquisitions...............................    (73.6)   (76.4)   (68.1)
Properties sold.....................................      6.7      4.3      6.9
Proceeds from sale of subsidiaries (Notes 2 and 4)..     36.1    568.5       --
Acquisitions of businesses, less cash and short-term
 investments acquired (Note 4)......................    (33.5)    (0.7)   (56.1)
Proceeds from sale of subsidiary stock..............       --       --     78.7
Investing activities of discontinued operations.....     (4.4)   (24.5)   (82.7)
Other (Note 14).....................................    (49.5)    (2.9)    (1.8)
                                                      -------  -------  -------
    NET CASH PROVIDED (USED) BY INVESTING
     ACTIVITIES.....................................     (4.0)   164.2   (123.1)
                                                      -------  -------  -------
FINANCING ACTIVITIES (Notes 9 and 12)
Proceeds from issuance of debt......................      0.6     29.8    204.0
Repayment of debt...................................    (19.1)   (50.9)  (104.1)
Capital stock transactions
 Issuances..........................................     19.2     13.5     21.7
 Share repurchases..................................    (62.7)    (3.1)   (31.5)
 ESOP note payments.................................      3.9     13.6     11.9
 Dividends paid.....................................    (44.2)   (69.9)   (76.5)
Financing activities of discontinued operations.....      0.2      4.1      1.3
                                                      -------  -------  -------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES.....................................   (102.1)   (62.9)    26.8
                                                      -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................   (102.3)   300.4    (14.9)
Cash and Cash Equivalents at beginning of year......    363.1     62.7     77.6
                                                      -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR............  $ 260.8  $ 363.1  $  62.7
                                                      =======  =======  =======

See Financial Notes. Above referenced Notes describe related noncash investing and financing activities. In addition, see Note 9 for interest paid and Note 13 for income taxes paid.

                                FINANCIAL NOTES

1. SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements of McKesson Corporation (the "Company" or "McKesson") include the financial statements of all majority-owned companies, except those classified as discontinued operations. All significant intercorporate amounts have been eliminated. Certain prior year amounts have been restated to conform to the current year presentation.

  Within the United States and Canada, McKesson is the largest wholesale distributor of ethical and proprietary drugs and health and beauty care products. The Company is also engaged in the processing and sale of bottled drinking water to homes and businesses and packaged water through retail stores. The principal markets for the drug and health and beauty care distribution businesses are chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers.

  The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

  Marketable Securities Available for Sale are carried at fair value and the net unrealized gains and losses computed in marking these securities to market have been reported within stockholders' equity. At March 31, 1996, the fair value exceeded the amortized cost of these securities by $1.1 million. The investments mature on various dates through fiscal 1998.

  Inventories consist of merchandise held for resale and are stated at the lower of cost or market. The cost of substantially all domestic inventories is determined on the last-in, first-out (LIFO) method. International inventories are stated at average cost.

  Property, Plant and Equipment is stated at cost and depreciated on the straight-line method at rates designed to distribute the cost of properties over estimated service lives.

  Capitalized Software included in other assets reflects costs related to internally developed or purchased software for projects in excess of $1.0 million that are capitalized and amortized on a straight-line basis over periods not exceeding seven years.

  Goodwill and Other Intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 25 to 40 years. Accumulated amortization balances netted against goodwill and other intangibles were $54.8 million, $47.8 million and $40.4 million at March 31, 1996, 1995 and 1994, respectively. The Company periodically assesses the recoverability of the cost of its goodwill based on a review of projected undiscounted cash flows of the related operating entities. These cash flows are prepared and reviewed by management in connection with the Company's annual long range planning process.

  Insurance Programs. Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

  Revenue Recognition. Revenue is recognized when products are shipped or services are provided to customers. In addition, for large volume sales of pharmaceuticals to major self-warehousing drug store chains, the Company acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. These sales of $3.0 billion in 1996, $2.9 billion in 1995, and $2.8 billion in 1994 are reported net of associated cost of sales, as revenues in the consolidated statements of income. Included in revenues is interest income of $37.8 million, $18.4 million and $6.2 million in fiscal 1996, 1995 and 1994, respectively.

  Income Taxes. The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", see Note 13.

  Earnings (Loss) per Common Share. Primary earnings (loss) per share are calculated by dividing net income less preferred dividends by the weighted average shares outstanding adjusted for the dilutive effect of stock options. Fully diluted earnings (loss) per share reflect the dilutive effect of stock options and assume the conversion of the preferred stocks and related earnings adjustments.

  Foreign Currency Translation. Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of stockholders' equity.

  New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires a Company to review the carrying value of long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This standard is effective for the Company's 1997 fiscal year. The Company has not yet determined the effects SFAS 121 will have on its financial position or the results of its operations.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company's 1997 fiscal year. SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and disclosure of the proforma impact of adoption in the footnotes to the financial statements. The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25, and therefore management does not believe that the effect of implementing this standard will be material to the Company's financial position, results of operations or cash flows.

2. SALE OF THE PCS BUSINESS

  On July 10, 1994, the Company entered into an Agreement and Plan of Merger and a Reorganization and a Distribution Agreement ("Merger Agreement" and "Distribution Agreement", respectively) providing for the acquisition by Eli Lilly and Company ("Eli Lilly") of McKesson's pharmaceutical benefits management business ("PCS"), which was primarily operated by PCS Health Systems, Inc. and Clinical Pharmaceuticals, Inc., both of which were wholly-owned subsidiaries of McKesson, for approximately $4 billion.

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

  Simultaneous with the completion of the Offer and pursuant to the terms of the Distribution Agreement, McKesson (i) transferred all of its assets and liabilities, other than those related to PCS, to SP Ventures, Inc., a newly-formed corporation ("New McKesson") and (ii) declared a dividend of one share of common stock of New McKesson, par value of $.01 per share, for each Share held of record as of November 19, 1995 (collectively, the "Spin-Off"). After giving effect to the Spin-Off and the completion of the Offer, the current business of McKesson (other than PCS) is being continued through New McKesson. As a result of the Offer, Merger and Spin-Off (collectively, the "PCS Transaction"), each existing McKesson shareholder received a cash payment of $76 per Share (representing the proceeds from the sale of PCS) and one share of common stock of New McKesson representing their continuing interest in the retained businesses.

  For financial statement purposes, New McKesson is the continuing entity and has retained the name McKesson Corporation. The accompanying financial statements reflect PCS as a discontinued operation.

  Approximately $600 million of the $4 billion consideration paid by Eli Lilly was received by the Company. An additional $24 million of the $4 billion consideration was received from Eli Lilly to fund deferred vested stock option payments. The remainder of the $4 billion was paid directly to McKesson shareholders by Eli Lilly. In fiscal 1995, the Company recorded a gain on the sale of PCS of $576.7 million, after transaction costs and other expenses.

3. CHARGES AND GAINS IN CONTINUING OPERATIONS

Fiscal 1995

  The loss from continuing operations in fiscal 1995, includes $59.4 million ($45.3 million after-tax) of compensation costs related to the PCS Transaction, $107.0 million of income tax expense related to the distribution of New McKesson common stock to McKesson shareholders subsequent to the transfer of assets and liabilities from McKesson to New McKesson to effect the PCS Transaction, and $139.5 million ($85.3 million after-tax) of charges for restructuring, asset impairment and other operating items.

  The $59.4 million of compensation expense related to the PCS Transaction in continuing operations (classified in administrative expense) consists of $23.6 million associated with an allocation of cash and shares to ESOP plan participants resulting from a paydown of ESOP debt by the ESOP trust and $35.8 million associated with the Company's vested stock options and other compensation programs.

  The $139.5 million of charges for restructuring, asset impairment and other operating items in continuing operations ($35.9 million included in cost of sales and $103.6 million included in administrative expense) resulted, in part, from the initiation by the Company's management of several measures designed to streamline operations and improve productivity in the Company's distribution and Water Products businesses. These measures include consolidation of certain facilities, work-force reductions and divestiture of under-performing assets.

Other charges consist primarily of write-downs of assets to be disposed of to fair value less costs to sell, impairment losses on capitalized software due to changes in technology, severance for an announced company-wide work-force reduction of approximately 350 individuals, write-downs of inventory associated with the discontinuation of certain product lines, and receivable reserves related to facility closures and a reassessment of credit risks in the Company's distribution businesses. The assets to be disposed of are associated with facility consolidations in the distribution and Water Products businesses and surplus properties held by the Company. The disposition of these properties is expected to occur over the next three years.

  The charges (substantially all non-cash with the exception of severance) for restructuring, asset impairment and other operating items included in continuing operations in fiscal 1995, and the remaining balances outstanding at March 31, 1996 related to such charges, are as follows:

                                          Fiscal 1995    Reserve Balance
                                            Charges       March 31, 1996
                                          -----------    ---------------
                                                (in millions)
Costs associated with facility closures
 and surplus properties - primarily
 write-downs of assets to be disposed of   $ 27.6             $13.1
Severance costs for announced workforce
 reductions                                  11.5               2.0
Asset write-downs resulting from changed
 business conditions:
  Facilities and equipment                    2.4                 -
  Software                                   24.7                 -
Discontinuation of product lines             20.5              14.3
Receivable reserves                          32.2               0.6
Other operating items                        20.6               2.2
                                           ------             -----
  Total                                    $139.5             $32.2
                                           ======             =====

  The write-downs associated with assets to be disposed of and asset impairments due to changed business conditions were based primarily on independent appraisals. Charges to the restructuring reserve in fiscal 1995 and 1996 have consisted primarily of asset write-offs (substantially all of which are non-cash) and cash payments for severance of $5.2 million and $4.3 million in fiscal 1996 and 1995, respectively. The remaining balance of the reserve related to severance is expected to be paid in fiscal 1997.

Fiscal 1994

  Included in continuing operations in fiscal 1994 is a loss of $13.4 million resulting from the termination of interest rate swap arrangements. These interest rate swap arrangements had been designated, through March 31, 1993, as a hedge of the Company's short-term variable interest domestic borrowings. As a result of the Company's May 12, 1993 sale of Armor All shares and other factors, the interest rate swap arrangements were no longer considered effective as a hedge against the variable-rate borrowings as the Company, at that time, no longer expected to borrow domestically on a short-term basis in fiscal 1994.

4. ACQUISITIONS, INVESTMENTS AND DIVESTITURES

  In fiscal 1996 the Company made a $20 million acquisition in the Health Care Services segment. The acquired company provides support services to commercial, non-profit and governmental organizations engaged in drug and biomedical development. The Company also acquired interests in two companies engaged in the development of new technology-based initiatives to enhance the Health Care Services segment's competitive position. In April 1996, the Company acquired another company in the Health Care Services segment for $65 million. The newly acquired company designs, manufactures, installs and supports automated pharmaceutical dispensing equipment for use by health care institutions.

  In fiscal 1996, the Company sold its interest in a Central American pharmaceutical manufacturer for $36.1 million, resulting in a gain of $11.2 million.

  The Company made two acquisitions in fiscal 1994 for an aggregate cash purchase price of $56.1 million. In April 1993, the Company acquired a 22.7% interest in Nadro S.A. de C.V. ("Nadro") in the Health Care Services segment. Nadro is the leading pharmaceutical wholesale distributor in Mexico. The Company has an option to acquire an additional 9% of Nadro's common stock; such option has not yet been exercised and remains currently exercisable by the Company. In addition, the Company purchased a local delivery water company in the Water Products segment.

5. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

  Trade receivables subject the Company to a concentration of credit risk with customers in the retail sector. This risk is spread over a large number of geographically dispersed customers.

  At March 31, 1996, the Company was contingently liable for approximately $105 million of trade receivables. These receivables were sold to a bank with recourse to the Company for certain uncollectible amounts. Proceeds received by the Company on sale of accounts receivable amounted to $105 million, $47 million and $40 million in fiscal 1996, 1995 and 1994, respectively.

6. RECEIVABLES

                                                              MARCH 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN MILLIONS)
   Customer accounts.................................... $631.7  $635.6  $615.3
   Other................................................   79.2    65.4    34.6
                                                         ------  ------  ------
     Total..............................................  710.9   701.0   649.9
   Allowances...........................................  (38.1)  (49.3)  (24.8)
                                                         ------  ------  ------
     Net................................................ $672.8  $651.7  $625.1
                                                         ======  ======  ======

  The allowances are for uncollectible accounts, discounts, returns and other adjustments.

7. INVENTORIES

                                                           MARCH 31
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN MILLIONS)
   Inventories before LIFO cost adjustment
    (approximates replacement cost).............. $1,602.5  $1,376.2  $1,204.3
   LIFO cost adjustment..........................   (285.5)   (294.3)   (303.8)
                                                  --------  --------  --------
     Total....................................... $1,317.0  $1,081.9  $  900.5
                                                  ========  ========  ========

  The LIFO method was used to value approximately 90% of the inventories at March 31, 1996 and 1995, and 89% of the inventories at March 31, 1994.

8. DISCONTINUED OPERATIONS

  On December 31, 1996, the Company sold its 55% equity interest in Armor All Products Corporation ("Armor All") to The Clorox Company ("Clorox"). Also in December 1996, the Company made the decision to divest the net assets of its Service Merchandising Division, Millbrook Distribution Services Inc. ("Service Merchandising"). All of the net assets and results of operations of both Armor All and Service Merchandising have been reclassified as discontinued operations for all periods presented.

  The net assets of discontinued operations at March 31 were as follows:

                                                        MARCH 31
                                                 -----------------------
                                                 1996     1995    1994
                                                 -----    -----  -------
                                                     (IN MILLIONS)
   Total assets................................ $ 275.5  $ 309.6  $ 881.3
   Total liabilities...........................  (149.8)  (221.4)  (527.4)
                                                -------  -------  -------
     Net assets................................ $ 125.7  $  88.2  $ 353.9
                                                =======  =======  =======

  At March 31, 1996 and 1995, the assets of discontinued operations consist primarily of cash, receivables, inventory, property, plant and equipment and goodwill of Armor All and Service Merchandising. Liabilities of discontinued operations consist primarily of accounts payable and other accrued liabilities of Armor All and Service Merchandising.

  At March 31, 1994, assets of discontinued operations consist of cash, claim reimbursements and rebate receivables, receivables, inventory, and property plant and equipment, and goodwill primarily associated with PCS, Armor All and Service Merchandising. Liabilities of discontinued operations consist primarily of accounts payable claim and rebate payables and other accrued liabilities associated with PCS, Armor All, and Service Merchandising operations.

  Results of discontinued operations were as follows:

                                                           1996    1995    1994
                                                          ------  ------  -------
                                                              (IN MILLIONS)
   Revenues.............................................. $749.6  $999.9  $1,105.1
                                                          ======  ======  ========
   Discontinued operations before taxes.................. $ 31.7  $ 20.2  $  110.0
   Provision for taxes on income.........................  (13.7)  (32.3)    (45.9)
   Minority interest in Armor All........................   (3.3)  (11.0)     (9.0)
                                                          ------  ------  --------
     Discontinued operations.............................   14.7   (23.1)     55.1
                                                          ------  ------  --------
   Gain on sale/donation of Armor All stock..............      -    (2.0)     50.8
   Tax benefit (expense).................................      -     3.0     (18.1)
                                                          ------  ------  --------
     Discontinued operations--gain on sale/donation
       of Armor All stock................................      -     1.0      32.7
                                                          ------  ------  --------
   Gain on sale of PCS...................................      -   571.8         -
   Tax benefit...........................................      -     4.9         -
                                                          ------  ------  --------
     Discontinued operations--gain on sale of PCS........      -   576.7         -
                                                          ------  ------  --------
       Total............................................. $ 14.7  $554.6  $   87.8
                                                          ======  ======  ========

  Discontinued operations in fiscal 1996 of $14.7 million after-tax includes $4.3 million and $10.4 million after-tax from the operations of Armor All and Service Merchandising, respectively.

  The after-tax loss from discontinued operations in fiscal 1995 of $23.1 million includes $19.4 million and $13.9 million in after-tax profits from the operations of PCS and Armor All, respectively, and a $58.0 million loss after-tax from the Service Merchandising segment. This segment's results includes approximately $72.8 million after-tax of charges related to the write-down of the Company's investment as a result of significant changes in that business' customer base and marketplace. Results also include $1.6 million after-tax profit from settlements recovered in insurance litigation related to environmental matters associated with the former operations of the Company's chemical businesses, which were divested in fiscal 1987, net of adjustments to environmental reserves. The gain on donation of Armor All stock of $1 million after-tax in fiscal 1995 is related to contributions to the McKesson Foundation.

  The charges for restructuring, asset impairment and other operating items included in discontinued operations in fiscal 1995 and the remaining balances outstanding at March 31, 1996 related to such charges are as follows:






                                          Fiscal 1995      Reserve Balance
                                        Pre-tax Charges     March 31, 1996
                                        ---------------    ---------------
Severance costs for announced
  workforce reductions                    $   0.7             $     -
Asset write-downs resulting from
  changed business conditions:
    Goodwill                                 56.3                   -
    Facilities and equipment                 25.0                 1.9
Discontinuance of product lines               1.4                   -
                                          -------             -------
  Total                                   $  83.4             $   1.9
                                          =======             =======

  Discontinued operations in fiscal 1994 of $55.1 million after-tax includes $30.6 million, $14.0 million, and $10.5 million after-tax from the operations of PCS, Armor All and Service Merchandising, respectively. The fiscal 1994 results also include adjustments to environmental and other reserves associated with previously divested operations, offset completely by a gain from the settlement of tax litigation associated with the Company's former wine and spirits operations in the state of Florida and other operating income. The gain on sale/donation of Armor All stock in fiscal 1994 includes a gain of $55.1 million from the sale of 5,175,000 shares and the donation of 250,000 shares of Armor All. The shares donated to the McKesson Foundation had a market value of $4.3 million.

9. LONG-TERM DEBT

                                                                  MARCH 31
                                                            --------------------
                                                             1996   1995   1994
                                                            ------ ------ ------
                                                               (IN MILLIONS)
   ESOP related debt....................................... $122.5 $126.4 $165.1
   4.50% exchangeable subordinated debentures due 2004.....  180.0  180.0  180.0
   8.625% Notes due 1998...................................   49.0   49.0   49.0
   8.75% Notes due 1997....................................   10.0   10.0   10.0
   3.45% to 7.47% IDRBs due through 2012...................   20.0   25.6   25.9
   Capital lease obligations (averaging 8.5%)..............    4.4    4.7    5.0
   Other, 6.5% to 15.7%, due through 2021..................   78.5   74.7   39.9
                                                            ------ ------ ------
       Total...............................................  464.4  470.4  474.9
   Less current portion....................................   27.9   17.4   18.2
                                                            ------ ------ ------
       Total............................................... $436.5 $453.0 $456.7
                                                            ====== ====== ======

  The Company has a revolving credit agreement with eight U.S. banks and their Canadian affiliates whereby the banks commit $250 million borrowing availability at the reference rate (8.25% at March 31, 1996) or money market-based rates. The agreement expires in fiscal 2000. The agreement permits the Company's wholly-owned Canadian subsidiary, Medis, to borrow the Canadian dollar equivalent of up to $75 million (as part of the $250 million arrangement) at the Canadian prime rate or Canadian money market-based rates. The agreement contains limitations on additional indebtedness. Compensating balances are not required. In April, 1996, the agreement was extended to expire in FY 2002 and modified to accommodate the merger of two banks participating in the credit. At March 31, 1996, the Company had $250 million of unused borrowing capacity under this agreement.

  Total interest payments were $47.5 million, $45.3 million, $43.3 million in fiscal 1996, 1995 and 1994, respectively.

  ESOP related debt (see Note 14) is payable to banks and insurance companies, bears interest at rates ranging from 8.6% fixed rate to approximately 80% of the prime or LIBOR +0.4% and is due in installments through 2009.

  The exchangeable subordinated debentures are exchangeable, at the option of the holder, into shares of Armor All common stock owned by the Company at an exchange price of $25.94 per share (equivalent to an exchange rate of 38.55 shares of Armor All common stock for each $1,000 principal amount of debentures), subject to the Company's right to pay cash equal to the market price of the stock in lieu of making the exchange (see Note 17).

  During fiscal 1994, the Company redeemed $50.7 million of 8.625% Notes and recorded an extraordinary loss of $4.2 million on the early retirement.

  Certain debt agreements require that the Company's total debt not exceed 56.5% of total capitalization (total debt plus equity). At March 31, 1996, total debt was 30.7% of total capitalization.

  Aggregate annual payments on long-term debt and capitalized lease obligations (see Note 10) for the years ending March 31 are:


                                                   LONG-TERM  CAPITAL
                                                      DEBT    LEASES  TOTAL
                                                   ---------- ------- ------
                                                         (IN MILLIONS)
   1997..........................................     $ 27.4    $0.3  $ 27.9
   1998..........................................       66.9     0.3    67.2
   1999..........................................       18.0     0.3    18.3
   2000..........................................       19.5     0.3    19.8
   2001..........................................       20.3     0.3    20.6
   Later years...................................      307.7     2.9   310.6
                                                      ------    ----  ------
    Total........................................     $459.8    $4.4  $464.4
                                                      ======    ====  ======

10. LEASE OBLIGATIONS

  The Company leases facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $3.3 million, $3.5 million and $4.2 million at March 31, 1996, 1995 and 1994, respectively. Amortization of capital leases is included in depreciation expense.

  As of March 31, 1996, future minimum lease payments and sublease rentals in years ending March 31 are:

                                                      NON-       NON-
                                                   CANCELABLE CANCELABLE
                                                   OPERATING   SUBLEASE  CAPITAL
                                                     LEASES    RENTALS   LEASES
                                                   ---------- ---------- -------
                                                           (IN MILLIONS)
   1997...........................................   $15.9      $(1.4)    $ .6
   1998...........................................    13.6       (1.1)      .6
   1999...........................................    11.0        (.5)      .6
   2000...........................................     8.7        (.3)      .6
   2001...........................................     6.8        (.1)      .6
   Later years....................................    18.4        (.1)     4.1
                                                     -----      -----     ----
   Total minimum lease payments...................   $74.4      $(3.5)     7.1
                                                     =====      =====
   Less amounts representing interest.............                         2.7
                                                                          ----
   Present value of minimum lease payments........                        $4.4
                                                                          ====

  Rental expense was $26.1 million, $24.9 million and $24.0 million in fiscal 1996, 1995 and 1994, respectively.

  Most real property leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses in excess of base period amounts.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

  At March 31, 1996, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", were as follows:

                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
                                                                (IN MILLIONS)
   Cash and cash equivalents................................  $260.8    $260.8
   Marketable securities....................................   195.4     195.4
   Short-term borrowings....................................     6.6       6.6
   Long-term debt, including current portion................   464.4     464.2

  The estimated fair values were determined as follows:

    Cash and cash equivalents and short-term borrowings: carrying amounts approximate fair value.

    Marketable securities and long-term debt: quoted market prices or market comparables.

12. STOCKHOLDERS' EQUITY

  At March 31, 1996 and 1995, the Company was authorized to issue 100,000,000 shares of preferred stock ($.01 par value) of which none were outstanding and 200,000,000 shares of common stock ($.01 par value) of which approximately 44,848,000 shares and 44,374,000 shares were outstanding net of treasury stock, respectively. At March 31, 1994 there were 120,000,000 shares of common stock ($2.00 par value) authorized of which approximately 40,605,000 were outstanding, net of treasury stock and two issues of preferred stock authorized and outstanding. Prior to November 21, 1994 and in connection with the PCS Transaction, all of the outstanding shares of preferred stock were converted into either common stock or cash.

  Noncash conversions of preferred stock to common stock totaled $123.5 million in fiscal 1995. Other noncash transactions impacting stockholders' equity in fiscal 1995 included the $23.6 million paydown of ESOP debt by the ESOP Trust and $80.1 million of net assets of PCS distributed in connection with the PCS Transaction and charged to retained earnings.

  Options to purchase common stock at various times through the year 2006 have been granted at market prices at date of grant to key employees.

  Option information follows:

                                     1996           1995            1994
                                 -------------  -------------  ---------------
   OPTION SHARES
   Outstanding at beginning of
    year........................     6,127,161      3,205,025        3,240,719
   Granted......................       884,200        828,150          828,675
   Exercised....................    (1,762,447)      (651,651)        (684,310)
   Canceled.....................      (278,511)      (229,072)        (175,355)
   Surrendered (stock
    appreciation rights)........            --             --           (4,704)
   PCS options/(1)/.............            --       (497,650)              --
   Repricing of options due to
    PCS Transaction/(2)/........            --      3,472,359               --
                                 -------------  -------------  ---------------
   Outstanding at year end......     4,970,403      6,127,161        3,205,025
   Available for additional
    grants at year end..........     2,527,999      3,133,688          648,410
                                 -------------  -------------  ---------------
   Reserved at end of year......     7,498,402      9,260,849        3,853,435
                                 =============  =============  ===============
   Exercisable at end of year...     2,209,460      2,188,196        1,174,526

   AT MARCH 31
   Range of outstanding option
    prices...................... $5.78-$36.875  $5.78-$36.875  $19.625-$59.625
   Aggregate amounts (in
    millions)
    Option price................        $112.4          $97.8           $134.4
    Market value................        $254.7         $247.4           $190.7

--------
(1) PCS employees that held McKesson options received directly from Eli Lilly cash and restricted stock for all vested and unvested options, respectively, at the time of the PCS Transaction.

(2) Exercisable options held by an employee of the Company at the time of the PCS Transaction were split into two separately exercisable options, one for shares of McKesson common stock and one for shares of New McKesson common stock. The options were repriced such that the aggregate intrinsic value of the two separately exercisable options remained the same as the value of the corresponding original exercisable option. Upon the completion of the PCS Transaction, each adjusted McKesson option was canceled in exchange for a cash amount, paid by Eli Lilly, equal to the difference between $76 and the adjusted exercise price of such option. All non-exercisable options held by an employee of the Company at the time of the PCS Transaction were repriced at an exchange ratio of 3.3967 New McKesson options to one McKesson option. The exercise price of each New McKesson option is equal to the exercise price per share of the original McKesson option divided by 3.3967.

  The holders of options with stock appreciation rights may exercise the option or, with the approval of the Compensation Committee of the Board of Directors, may receive the appreciation in the stock's value in the form of cash or stock.

13. TAXES ON INCOME

  The provision for income taxes related to continuing operations consists of the following:

                                                    1996      1995     1994
                                                    -----    ------    -----
                                                        (IN MILLIONS)
   CURRENT
   Federal.......................................   $23.3    $137.3    $17.0
   State and local...............................     5.0      30.4      3.6
   Foreign.......................................     5.0       9.3      6.4
                                                    -----    ------    -----
     Total Current...............................    33.3     177.0     27.0
                                                    -----    ------    -----
   DEFERRED
   Federal.......................................    27.2     (65.6)    12.1
   State.........................................     7.5     (13.5)     2.7
   Foreign.......................................     8.2      (1.3)     3.2
                                                    -----    ------    -----
   Total Deferred................................    42.9     (80.4)    18.0
                                                    -----    ------    -----
     Total Provision.............................   $76.2    $ 96.6    $45.0
                                                    =====    ======    =====

  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Foreign pre-tax earnings were $26.2 million, $25.3 million and $20.7 million in fiscal 1996, 1995 and 1994, respectively.

  The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory Federal income tax rate follows:

                                                           1996   1995    1994
                                                           ----  ------   ----
   Statutory federal income tax rate...................... 35.0%   35.0%  35.0%
   State and local income taxes net of federal tax
    benefit...............................................  4.1   (20.4)   3.6
   Nondeductible amortization.............................  1.1    (5.5)   2.7
   Dividends paid deduction--ESOP allocated shares........ (0.5)    3.3   (1.8)
   Basis difference on debentures.........................        (65.7)
   Tax expense on corporate restructuring to effect the
    PCS Transaction.......................................       (111.4)
   Nondeductible compensation costs related to the PCS
    Transaction...........................................        (15.4)
   Nondeductible restructuring charges....................         (1.0)
   Other--net............................................. (1.0)    0.5   (0.1)
                                                           ----  ------   ----
   Effective tax rate..................................... 38.7% (180.6)% 39.4%
                                                           ====  ======   ====

  Income tax payments were $97 million, $69 million and $86 million in fiscal 1996, 1995 and 1994, respectively.

  As of March 31 the deferred tax balances consisted of the following:

                                                        1996     1995    1994
                                                       -------  ------  -------
                                                           (IN MILLIONS)
   ASSETS
   Nondeductible accruals for
    environmental obligations........................  $  11.9  $ 15.9  $  15.8
   Receivable reserves...............................     13.8    12.2      3.7
   Other.............................................     34.0    39.4     34.3
                                                       -------  ------  -------
   Current...........................................     59.7    67.5     53.8
                                                       -------  ------  -------
   Nondeductible accruals for:
     Postretirement and postemployment plans.........     76.6    81.6     82.7
     Deferred compensation...........................     29.0    26.4     13.0
     Costs associated with facility closures
      and surplus properties.........................      8.8     7.8      0.8
     Facilities and equipment write-downs resulting
      from changed business conditions...............      1.6     0.8       --
   Retirement plan...................................      6.0      --       --
   Loss and credit carryforwards.....................      9.7      --       --
   Other.............................................     17.0    13.0     15.2
                                                       -------  ------  -------
   Noncurrent........................................    148.7   129.6    111.7
                                                       -------  ------  -------
     Total...........................................  $ 208.4  $197.1  $ 165.5
                                                       =======  ======  =======
   LIABILITIES
   Basis differences for inventory valuation.........  $ (50.9) $(18.0) $ (22.7)
   Other.............................................     (5.9)   (2.8)    (2.5)
                                                       -------  ------  -------
   Current...........................................    (56.8)  (20.8)   (25.2)
                                                       -------  ------  -------
   Accelerated depreciation..........................    (43.6)  (35.9)   (37.9)
   Basis difference related to tax advantaged invest-
    ments............................................       --      --    (15.1)
   Systems development costs.........................    (14.5)   (5.2)   (13.6)
   Retirement plan...................................       --   (12.2)   (12.6)
   Other.............................................     (9.9)   (5.8)   (16.6)
                                                       -------  ------  -------
   Noncurrent........................................    (68.0)  (59.1)   (95.8)
                                                       -------  ------  -------
     Total...........................................  $(124.8) $(79.9) $(121.0)
                                                       =======  ======  =======
   Total net current (included in prepaid expenses)..  $   2.9  $ 46.7  $  28.6
                                                       =======  ======  =======
   Total net noncurrent (included in other assets)...  $  80.7  $ 70.5  $  15.9
                                                       =======  ======  =======

14. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Pension Plans

  Substantially all full-time employees of the Company are covered under either the Company-sponsored defined benefit retirement plan or by bargaining unit sponsored multi-employer plans. The benefits for Company-sponsored plans are based primarily on age of employees at date of retirement, years of service and employees' pay during the five years prior to retirement.

  Net pension expense for the Company-sponsored defined benefit retirement plan and executive supplemental retirement plan consisted of the following:

                                                         1996    1995    1994
                                                        ------  ------  ------
                                                           (IN MILLIONS)
   Service cost--benefits earned during the year....... $  5.3  $  6.7  $  5.5
   Interest cost on projected benefit obligation.......   23.7    22.4    22.0
   Return on assets
     Actual (income) loss..............................  (51.6)    3.2   (23.6)
     Deferred gain (loss)..............................   31.2   (25.9)    2.3
   Amortization of unrecognized loss and prior service
    costs..............................................    4.5     5.0     2.1
   Amortization of unrecognized net transition asset...   (2.5)   (2.5)   (2.5)
                                                        ------  ------  ------
     Net pension expense............................... $ 10.6  $  8.9  $  5.8
                                                        ======  ======  ======

  Assets of the plans are measured on a calendar year basis. The funded status of the Company-sponsored defined benefit retirement plan at December 31 was as follows:

                                                         1996    1995    1994
                                                        ------  ------  ------
                                                           (IN MILLIONS)
   Actuarial present value of benefit obligations
     Vested benefits..................................  $249.8  $204.0  $226.0
     Nonvested benefits...............................    14.1    11.0    13.5
                                                        ------  ------  ------
     Accumulated benefit obligation...................   263.9   215.0   239.5
     Effect of assumed increase in future compensation
      levels..........................................    20.7    20.9    21.9
                                                        ------  ------  ------
     Projected benefit obligation for services
      rendered to date................................   284.6   235.9   261.4
   Assets of plan at fair value.......................   248.9   218.8   241.5
                                                        ------  ------  ------
   Shortfall of assets over projected benefit
    obligation........................................   (35.7)  (17.1)  (19.9)
   Unrecognized prior service cost and net loss from
    experience different from that assumed............    67.1    56.7    63.8
   Unrecognized net transition asset, recognized
    straight-line through 1998........................    (6.0)   (8.8)  (11.7)
   Adjustment required to recognize minimum liability.   (40.4)     --      --
                                                        ------  ------  ------
   Pension asset (liability) included in other assets
    (noncurrent liabilities)..........................  $(15.0) $ 30.8  $ 32.2
                                                        ======  ======  ======

  The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service life. Costs are funded based on the recommendations of independent actuaries. The projected benefit obligations for Company-sponsored plans were determined using a discount rate of 7.25% at December 31, 1995, 8.75% at December 31, 1994 and 7.5% at December 31, 1993 and an assumed increase in future compensation levels of 4.0% at December 31, 1995 and 1993 and 5.0% at December 31, 1994. The expected long-term rate of return on assets used to determine pension expense was 9.75% for all periods. The adjustment required to recognize the minimum liability was charged to other equity, net of tax.

  The assets of the plan consist primarily of listed common stocks and bonds for which fair value is determined based on quoted market prices.

  The projected benefit obligation for the Company's executive supplemental retirement plan at December 31, 1996 was $43.0 million of which $37.4 million (the accumulated benefit obligation) is recognized as a liability on the consolidated balance sheet.

Profit-Sharing Investment Plan

  Retirement benefits for employees not covered by collective bargaining arrangements include a supplementary contributory profit sharing investment plan ("PSIP"). The leveraged ESOP portion of the PSIP has purchased an aggregate of 4.1 million shares of common stock since inception and 2.85 million shares of convertible preferred stock from the Company. The convertible preferred stock was converted into common stock in connection with the PCS Transaction. These purchases have been financed by 10 to 20-year loans from or guaranteed by the Company. The Company's related receivables from the ESOP have been classified as a reduction of stockholders' equity. The loans will be repaid by the ESOP from common dividends on shares not yet allocated to participants, interest earnings on cash balances not yet allocated to participants, common dividends on certain allocated shares and future Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings (see Note 9).

  After-tax ESOP expense (income), including interest expense on ESOP debt, was $(0.2) million, $4.0 million and $5.1 million in fiscal 1996, 1995 and 1994, respectively. Additional tax benefits received on dividends paid on unallocated shares of $2.2 million, $2.7 million and $4.5 million in fiscal 1996, 1995 and 1994, respectively, have been credited directly to retained earnings in accordance with SFAS 109.

  Contribution expense for the PSIP in fiscal 1996, 1995 and 1994 was all ESOP related and is reflected in the amounts above. In fiscal 1996 and 1994, approximately 457,000 and 497,000 shares, respectively, were allocated to plan participants. In fiscal 1995, 693,000 shares and $8.9 million of cash were allocated to plan participants.

  In fiscal 1996, the ESOP Trust completed the purchase of 5.2 million Company shares for $212 million with the remaining proceeds received on the unallocated shares tendered in connection with the PCS Transaction (see Note 2). In fiscal 1995 one-time compensation costs related to the PCS Transaction were recorded that included $23.6 million associated with an allocation of $31.1 million of cash and 409,000 shares to ESOP plan participants resulting from a paydown of ESOP debt by the ESOP Trust with a portion of the proceeds received on the unallocated shares tendered under the Offer.

  Through March 31, 1996, 4.8 million common shares have been allocated to plan participants. At March 31, 1996, 7.3 million common shares in the ESOP Trust had not been allocated to plan participants.

Health Care and Life Insurance

  In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain retired employees. The Company's policy is to fund these benefits as claims are paid. The benefits have been reduced significantly for those employees retiring after December 31, 1990. In 1989, the Company implemented the preferred stock ESOP to provide funds at retirement that could be used for medical costs or health care coverage.

  Expenses for postretirement health care and life insurance benefits consisted of the following:

                                                           1996   1995   1994
                                                           -----  -----  -----
                                                             (IN MILLIONS)
   Service cost--benefits earned during the period........ $ 1.1  $ 1.2  $ 1.5
   Interest cost on projected benefit obligation..........  11.4   10.5   12.8
   Amortization of unrecognized gain and prior service
    costs.................................................  (9.3)  (7.6)  (8.6)
                                                           -----  -----  -----
     Total................................................ $ 3.2  $ 4.1  $ 5.7
                                                           =====  =====  =====

  Payments for postretirement health care and life insurance benefits amounted to $10.9 million, $11.5 million and $12.8 million in fiscal 1996, 1995 and 1994 respectively.

  The funded status and amounts recognized in the consolidated balance sheet for postretirement health care and life insurance benefits at December 31, were as follows:

                                                            1995   1994   1993
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Accumulated postretirement benefit obligations:
     Retirees............................................. $122.2 $118.6 $122.4
     Active plan participants.............................   17.9   16.7   21.6
                                                           ------ ------ ------
       Total..............................................  140.1  135.3  144.0
     Unrecognized prior service cost and accumulated net
      gain................................................   14.8   27.3   26.9
                                                           ------ ------ ------
     Accrued postretirement benefit obligation............ $154.9 $162.6 $170.9
                                                           ====== ====== ======

  The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 6.7% for 1996, gradually declining to 5.0% in 1999 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by one percentage point would increase the accumulated postretirement health care and life insurance obligation as of December 31, 1995 by $9.2 million and the related fiscal 1996 aggregate service and interest costs by $0.8 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1995, 8.75% at December 31, 1994 and 7.5% at December 31, 1993.

Postemployment Benefits

  As of April 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adopting the new standard resulted in a charge to net income of $16.7 million, net of a $10.4 million tax benefit.

15. SEGMENTS OF BUSINESS

                                        1996       1995            1994
                                      ---------  ---------       ---------
                                              (IN MILLIONS)
REVENUES
Health Care Services/(1)/............ $ 9,656.7  $ 9,177.7       $ 8,274.7
Water Products.......................     259.3      246.0           240.3
Corporate............................      37.7       15.0             5.8
                                      ---------  ---------       ---------
  Total.............................. $ 9,953.7  $ 9,438.7       $ 8,520.8
                                      =========  =========       =========
OPERATING PROFIT
Health Care Services/(2)/............ $   206.1  $    76.1/(3)/  $   165.6
Water Products.......................      39.6       14.5/(3)/       37.0
                                      ---------  ---------       ---------
  Total..............................     245.7       90.6           202.6
Interest--net/(4)/...................     (13.3)     (31.4)          (38.3)
Corporate............................     (35.5)    (112.7)/(3)/     (50.0)/(5)/
                                      ---------  ---------       ---------
  Income (loss) before taxes on
   income............................ $   196.9  $   (53.5)      $   114.3
                                      =========  =========       =========
SEGMENT ASSETS--AT YEAR END
Health Care Services................. $ 2,525.3  $ 2,148.6       $ 1,951.6
Water Products.......................     142.0      142.3           150.4
                                      ---------  ---------       ---------
  Total..............................   2,667.3    2,290.9         2,102.0
Corporate
 Cash, cash equivalents and
  marketable securities..............     456.2      670.4            62.7
 Net assets of discontinued
  operations.........................     125.7       88.2           353.9
 Other...............................     111.0      210.7           158.0
                                      ---------  ---------       ---------
  Total.............................. $ 3,360.2  $ 3,260.2       $ 2,676.6
                                      =========  =========       =========
DEPRECIATION AND AMORTIZATION
Health Care Services................. $    40.8  $    37.2       $    30.0
Water................................      21.5       20.5            18.3
Corporate............................       1.9        1.4             6.2
                                      ---------  ---------       ---------
  Total.............................. $    64.2  $    59.1       $    54.5
                                      =========  =========       =========
CAPITAL EXPENDITURES
Health Care Services................. $    43.5  $    44.4       $    34.4
Water................................      24.8       26.3            28.7
Corporate............................       5.3        5.7             5.0
                                      ---------  ---------       ---------
  Total.............................. $    73.6  $    76.4       $    68.1
                                      =========  =========       =========

--------
(1) Reflects the reclassification of sales and cost of sales associated with sales to customers' warehouses and includes only the gross margin on such sales in revenues.
(2) Includes $12.2 million, $8.9 million and $7.9 million of pre-tax earnings from an equity investment in fiscal 1996, 1995 and 1994, respectively.
(3) Health Care Services and Water Products amounts in fiscal 1995 include charges for restructuring, asset impairment and other operating items of $107.3 million and $17.3 million, respectively. Corporate includes $74.3 million of expense related to compensation costs associated with the PCS Transaction, charges for restructuring, asset impairment and other operating items.
(4) Interest expense is shown net of corporate interest income.
(5) Corporate includes in fiscal 1994 a loss on the termination of interest rate swap arrangements of $13.4 million.

  The Health Care Services segment includes the Company's U.S. pharmaceutical and health care products distribution businesses, its operations to support the needs of pharmaceutical and other health care product manufacturers and institutional and retail customers and its international pharmaceutical operations (including Canada and an equity interest in a Mexican distribution business).

  The Water segment is engaged in the processing, delivery and sale of bottled drinking water and the sale of packaged water to retail stores.

  Information as to the Company's foreign operations was as follows:

                                                1996      1995           1994
                                              --------- ---------      ---------
                                                      (IN MILLIONS)
REVENUES/(1)/
  United States.............................. $ 8,429.5 $ 8,080.4      $ 7,245.3
  International..............................   1,524.2   1,358.3        1,275.5
                                              --------- ---------      ---------
    Total.................................... $ 9,953.7 $ 9,438.7      $ 8,520.8
                                              ========= =========      =========
OPERATING PROFIT
  United States.............................. $   207.5 $    64.8      $   174.8
  International..............................      38.2      25.8           27.8
                                              --------- ---------      ---------
    Total.................................... $   245.7 $    90.6/(2)/ $   202.6
                                              ========= =========      =========
ASSETS, AT YEAR END
  United States.............................. $ 3,130.9 $ 3,024.2      $ 2,418.3
  International..............................     229.3     236.0          258.3
                                              --------- ---------      ---------
    Total.................................... $ 3,360.2 $ 3,260.2      $ 2,676.6
                                              ========= =========      =========

--------
(1) Reflects the reclassification of sales and cost of sales associated with sales to customers' warehouses and includes only the gross margin on such sales in revenues.
(2) Includes $124.6 million in charges for restructuring, asset impairment and other operating items.

16. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

  In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and possible legal actions for product liability and other damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of the Company's business.

  The Company currently is a defendant in six civil actions filed since late 1993 by retail pharmacies. The first proceeding, Feitelberg v. Abbott
                                                 --------------------
Laboratories, is pending in the Superior Court for the State of California
------------
(County of San Francisco) and is now referred to as Coordinated Proceeding Special Title,

Pharmaceutical Cases I, II and III. The second proceeding, HJB, Inc. v. Abbott
                                                           -------------------
Laboratories (now known as MDL 997), is pending in the United States District
------------
Court for the Northern District of Illinois. The third proceeding, K-S
                                                                   ---
Pharmacies, Inc. v. Abbott Laboratories, is pending in the Circuit Court of
---------------------------------------
Wisconsin for Dane County. A fourth action, Adams v. Abbott Laboratories, was
                                            ----------------------------
filed in the U.S. District Court for the Eastern District of Arkansas. A fifth action, Salk Drug Co. v. Abbott Laboratories, was filed in the District Court
        ------------------------------------
of Minnesota, Fourth Judicial District. Finally, an action was filed this past year in California Superior Court for San Francisco County, Horton v. Abbott
                                                            ----------------
Laboratories, et. al. These actions were brought as purported class actions on
--------------------
behalf of all other similarly-situated retail pharmacies. A class has been certified in Feitelberg and in MDL 997. There are numerous other defendants in these actions including pharmaceutical manufacturers, a pharmaceutical mail order firm, and several other wholesale distributors. These cases allege, in essence, that the defendants have unlawfully conspired together and agreed to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, discriminatory, and non-competitive levels, all in violation of various state and federal antitrust laws. Some of the plaintiffs specifically contend that the wholesaler and manufacturer defendants are engaged in a conspiracy to fix prices charged to plaintiffs and members of the purported classes (independent and chain retail drug stores) above the price levels charged to mail order pharmacies, HMOs and other institutional buyers. The California cases allege, among other things, violation of California antitrust law. In MDL 997, plaintiffs allege that defendants' actions constitute price fixing in violation of the Sherman Act. In the K-S Pharmacies, Inc. and Salk Drug complaints, plaintiffs allege violation of Wisconsin and Minnesota antitrust laws, respectively. In each of the complaints, except Adams, plaintiffs seek certification as a class and remedies in the form of injunctive relief, unquantified monetary damages (trebled as provided by law), and attorneys fees and costs. In addition, the California cases seek restitution. In MDL 997, the court recently granted the motion for summary judgment filed by the Company and other wholesaler defendants. In K-S Pharmacies, the court dismissed the Company and other wholesaler defendants without prejudice and is considering whether the dismissal will be with prejudice. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in the remaining cases. In addition, the Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

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

  The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $24 million, net of $5 million which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $24 million is expected to be paid out between April 1996 and March 2028, and is included in the Company's recorded environmental reserves at March 31, 1996.

  In addition, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 27 Superfund sites. With respect to each of these Superfund sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at these 27 Superfund sites is approximately $3 million, net of $4 million which insurance companies, and $3 million which another PRP, are expected or have agreed to contribute to the Company's allocated share where the Company believes it is probable that the third parties will fulfill their agreements to pay. Settlements and costs paid by the Company in Superfund matters to date have not been significant. The $3 million is included in the Company's recorded environmental reserves at March 31, 1996, along with an additional $1 million for miscellaneous other matters.

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

  Management believes, based on current knowledge and the advice of Company's counsel, that the outcome of the litigation and governmental proceedings discussed in this note will not have a material adverse effect on the Company.

 17.  SUBSEQUENT EVENTS

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

   On December 4, 1996, a purported stockholder class action entitled Vogel vs.
                                                                      ---------
Armstrong, et. al. was filed in the Court of Chancery of the State of Delaware
-----------------
against the Company, Armor All Products Corporation ("Armor All"), members of Armor All's Board of Directors and The Clorox Company ("Clorox"). The complaint alleges that (i) the Company and Armor All's directors breached their fiduciary duties to Armor All's public shareholders by entering into an agreement to sell Armor All for an insufficient price, (ii) the Company and the Armor All directors, contrary to their fiduciary duties, consummated the sale in order to favor the Company over the other shareholders of Armor All, and (iii) Clorox, in purchasing the shares of Armor All, aided and abetted those breaches of fiduciary duty. Plaintiff seeks rescission, compensatory damages, interest, attorneys fees and costs. The Company believes the allegations made against it in the complaint are without merit and intends to vigorously defend the litigation.

   In December 1996, the Company made the decision to divest the net assets of Service Merchandising, for which no loss on disposition is anticipated.

   On December 31, 1996, the Company sold its 55% equity interest in Armor All Products Corporation to The Clorox Company for $221.9 million and recognized an after-tax gain of $120.2 million. At closing, after tax proceeds of $109.8 million replaced the 6.9 million Armor All shares held in trust as exchange property for the Company's $180 million exchangeable debentures.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                    FIRST    SECOND   THIRD    FOURTH   FISCAL
                                   QUARTER  QUARTER  QUARTER  QUARTER    YEAR
                                   -------- -------- -------- -------- ---------
                                      (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
FISCAL 1996
 Revenues/(1)/.................... $2,388.3 $2,402.6 $2,581.1 $2,581.7  $9,953.7
 Gross profit.....................    221.2    229.3    226.2    238.8     915.5
 Income after taxes...............
  Continuing operations...........     28.0     28.2     28.7     35.8     120.7
  Discontinued operations.........      4.8      3.5      4.2      2.2      14.7
                                   -------- -------- -------- -------- ---------
    Total......................... $   32.8 $   31.7 $   32.9 $   38.0 $   135.4
                                   ======== ======== ======== ======== =========
 Earnings per common share
  Fully diluted
   Continuing operations.......... $   0.60 $   0.61 $   0.61     0.77 $    2.59
   Discontinued operations........     0.10     0.07     0.09     0.05      0.31
                                   -------- -------- -------- -------- ---------
    Total......................... $   0.70 $   0.68 $   0.70 $   0.82 $    2.90
                                   ======== ======== ======== ======== =========
  Primary
   Continuing operations.......... $   0.60 $   0.61 $   0.61 $   0.77 $    2.59
   Discontinued operations........     0.10     0.07     0.09     0.05      0.31
                                   -------- -------- -------- -------- ---------
    Total......................... $   0.70 $   0.68 $   0.70 $   0.82 $    2.90
                                   ======== ======== ======== ======== =========
 Cash dividends per share
   Common......................... $   0.25 $   0.25 $   0.25 $   0.25 $    1.00
 Market prices per common share
  High............................ $ 47 3/8 $ 46 5/8 $ 53 1/4 $ 55 5/8 $  55 5/8
  Low.............................   37 1/4   42 5/8   44 7/8   46 1/2    37 1/4

(1) Reflects the reclassification of sales and cost of sales associated with sales to customers' warehouses and includes only the gross margin on such sales in revenues.

                         FINANCIAL NOTES--(CONCLUDED)

                          FIRST    SECOND          THIRD          FOURTH   FISCAL
                         QUARTER   QUARTER        QUARTER        QUARTER    YEAR
                         -------- ---------      ---------       -------- ---------
                             (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
FISCAL 1995
 Revenues/(1)/.......... $2,265.6 $ 2,360.4      $ 2,439.6       $2,373.1  $9,438.7
 Gross profit...........    200.8     206.6          174.5          226.3     808.2
 Income (loss) after
  taxes
  Continuing operations.     19.5      11.3 /(2)/   (210.6)/(3)/     29.7    (150.1)
  Discontinued
   operations...........     16.5      13.8          (63.3)/(4)/      9.9     (23.1)
  Discontinued
   operations--
    Gain on sale/
     donation of Armor
     All stock...........       -       0.4            0.6              -       1.0
    Gain on sale of PCS.        -         -          576.7              -     576.7
                         -------- ---------      ---------       -------- ---------
       Total............ $   36.0 $    25.5      $   303.4       $   39.6 $   404.5
                         ======== =========      =========       ======== =========
 Earnings (loss) per
  common share
  Fully diluted
   Continuing
    operations.......... $   0.42 $    0.23      $   (4.61)      $   0.64 $   (3.34)
   Discontinued
    operations..........     0.37      0.30          (1.39)          0.22     (0.51)
   Discontinued
    operations--
     Gain on sale/
      donation of Armor
      All stock.........        -      0.01           0.01              -      0.02
     Gain on sale of PCS        -         -          12.64              -     12.69
                         -------- ---------      ---------       -------- ---------
       Total............ $   0.79 $    0.54      $    6.65       $   0.86 $    8.86
                         ======== =========      =========       ======== =========
  Primary
   Continuing
    operations.......... $   0.43 $    0.22      $   (4.76)      $   0.64 $   (3.52)
   Discontinued
    operations..........     0.40      0.33          (1.42)          0.22     (0.53)
   Discontinued
    operations--
     Gain on sale/
      donation of Armor
      All stock.........        -      0.01           0.01              -      0.02
     Gain on sale of PCS        -         -          13.03              -     13.23
                         -------- ---------      ---------       -------- ---------
       Total............ $   0.83 $    0.56      $    6.86       $   0.86 $    9.20
                         ======== =========      =========       ======== =========
 Cash dividends per
  share
  Common................ $   0.42 $    0.42      $    0.25       $   0.25 $    1.34
  Series A preferred....     0.45      0.45                                    0.90
  Series B ESOP
   preferred............     0.905     0.905                                   1.81
  Cash distribution from
   PCS Transaction per
   common share.........                         $   76.00
 Market prices per
  common share
  High.................. $     87 $ 103 5/8      $ 109 1/4       $ 40 3/4 $ 109 1/4
  Low...................   58 1/2    70 3/4         30 1/8         31 7/8    30 1/8

--------
(1) Reflects the reclassification of sales and cost of sales associated with sales to customers' warehouses and includes only the gross margin on such sales in revenues.

(2) Includes $11.5 million of charges for other operating items, $7.0 million after-tax in the aggregate.

(3) Includes $59.4 million of compensation costs related to the PCS Transaction, $128.0 million of charges for restructuring, asset impairment and other operating items, $123.6 million after-tax in the aggregate.

(4) Includes $83.4 million of charges for restructuring, asset impairment, and other operating items, $72.8 million after-tax.

                        INDEPENDENT AUDITORS' REPORT ON
                        SUPPLEMENTARY FINANCIAL SCHEDULE



The Stockholders and Board of Directors of McKesson Corporation:


We have audited the consolidated financial statements of McKesson Corporation and subsidiaries as of March 31, 1996, 1995 and 1994, and for the years then ended and have issued our report thereon dated May 13, 1996 (December 31, 1996 as to Notes 8 and 17) which expresses an unqualified opinion and includes an explanatory paragraph relating to the Corporation's change in its method of accounting for postemployment benefits; such consolidated financial statements and report are included elsewhere in this Form 10-K/A. Our audits also included the consolidated supplementary financial schedule of McKesson Corporation, listed in Item 14(a). This consolidated supplementary financial schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
San Francisco, California
May 13, 1996 (December 31, 1996 as to Notes 8 and 17)

                                                                     SCHEDULE II

                      McKESSON CORPORATION - CONSOLIDATED
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                (in thousands)


           Column A              Column B            Column C             Column D           Column E
-----------------------------   ----------   -----------------------   ---------------   ------------------
                                                     Additions
                                             -----------------------
                                Balance at   Charged to   Charged to
                                Beginning    Costs and      Other                          Balance at
         Description            of Period     Expenses     Accounts    Deductions/(1)/   End of Period/(2)/
-----------------------------   ----------   ----------   ----------   ---------------   ------------------
AMOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:

Year Ended March 31, 1996
-------------------------

   Allowances for doubtful
     accounts receivable         $38,249       $13,679      $     -        $28,185             $23,743
   Other reserves                 13,098        10,595            -          8,453              15,240
                                 -------       -------      -------        -------             -------
                                 $51,347       $24,274      $     -        $36,638             $38,983
                                 =======       =======      =======        =======             =======

Year Ended March 31, 1995
-------------------------

   Allowances for doubtful
     accounts receivable         $13,582       $49,005/(3)/ $     -        $24,338             $38,249
   Other reserves                 13,135         1,900            -          1,937              13,098
                                 -------       -------      -------        -------             -------
                                 $26,717       $50,905      $     -        $26,275             $51,347
                                 =======       =======      =======        =======             =======

Year Ended March 31, 1994
-------------------------

   Allowances for doubtful
     accounts receivable         $20,791       $ 8,870      $     1        $16,080             $13,582
   Other reserves                 12,566         2,203            -          1,634              13,135
                                 -------       -------      -------        -------             -------
                                 $33,357       $11,073      $     1        $17,714             $26,717
                                 =======       =======      =======        =======             =======
---------------------------------
NOTES:                                           1996         1995           1994
                                               -------      -------        -------
   (1)  Deductions:
          Written off                          $28,338      $27,324        $16,080
          Credited to other accounts             8,300       (1,049)         1,634
                                               -------      -------        -------
             Total                             $36,638      $26,275        $17,714
                                               =======      =======        =======

   (2)  Amounts shown as deductions from:
          Current receivables                  $38,088      $49,217        $24,782
          Other assets                             895        2,130          1,935
                                               -------      -------        -------
             Total                             $38,983      $51,347        $26,717
                                               =======      =======        =======

   (3) The allowances for doubtful accounts receivable charged to costs and expenses in fiscal 1995 included nonrecurring charges of $32.2 million of receivable reserves related to facility closures and a reassessment of credit risks in the Company's Health Care Services business. See
        Financial Note 3.

                                       44

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) Financial Statements - see Index to Consolidated Financial Statements and Financial Statement Schedule at page 15 of this Form 10K/A.

   (2) Financial Statement Schedule - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 15 of this Form 10K/A.

   (3) Exhibits - See Exhibit Index at page 47 of this Form 10-K/A.

(b)    Reports on Form 8-K
       None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   McKESSON CORPORATION
                                   (Registrant)

Dated: February 13, 1997           By /s/ RICHARD H. HAWKINS
                                      -----------------------
                                      Richard H. Hawkins
                                      Vice President and Chief Financial Officer

                                   By /s/ HEIDI E. YODOWITZ
                                     ------------------------
                                     Heidi E. Yodowitz
                                     Controller

                              EXHIBIT INDEX/(1)/

Exhibit
Number                     Description
-------   ------------------------------------------
11        Computation of Earnings Per Common Share for the Five Years Ended
          March 31, 1996.

23        Independent Auditors' Consent.

27        Financial Data Schedule.

---------
(1) Exhibits which have been previously filed, or incorporated by reference, in the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1996 and which are not amended in this filing have been omitted from this
    Exhibit Index.