Form 10-Q/A
period 1996-06-30
MCKESSON CORP
filed 1997-02-13
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A
                        (Amendment No. 1)

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

                          Yes   X     No
                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at June 30, 1996
----------------------------          ----------------------------
Common stock, $.01 par value                42,820,705 shares

The Registrant hereby amends the items, financial statements, exhibits, or portions of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as set forth below.


                      LIST OF ITEMS AMENDED


                 PART I.  FINANCIAL INFORMATION
                 ==============================

Item                                                      Page
----                                                      ----

  1.      Financial Statements

          Consolidated Balance Sheets
             June 30, 1996 and March 31, 1996             3 - 4

          Condensed Statements of Consolidated Income
            Quarter ended June 30, 1996 and 1995            5

          Statements of Consolidated Cash Flows
            Quarter ended June 30, 1996 and 1995          6 - 7

          Financial Notes                                 8 - 9

  2.      Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations

          Financial Review                               10 - 12


                   PART II.  OTHER INFORMATION
                   ===========================

  6.      Exhibits and Reports on Form 8-K                 13

          Exhibit Index                                    15



                      TEXT OF ITEMS AMENDED

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

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                            June 30,    March 31,
                                              1996        1996
                                             ------      ------
                                               (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                 $  115.5    $  260.8
  Marketable securities available for sale     139.3       195.4
  Receivables                                  791.0       672.8
  Inventories                                1,266.0     1,317.0
  Prepaid expenses                              21.0        17.0
                                             -------     -------
     Total                                   2,332.8     2,463.0
                                             -------     -------

Property, Plant and Equipment
  Land                                          37.9        38.0
  Buildings, machinery and equipment           690.7       675.7
                                             -------     -------
     Total                                     728.6       713.7

  Accumulated depreciation                    (368.5)     (357.7)
                                             -------     -------
     Net                                       360.1       356.0

Goodwill and other intangibles                 243.3       183.7
Net assets of discontinued
  operations (Note 3)                          120.1       125.7
Other assets                                   244.9       231.8
                                             -------     -------
     Total Assets                           $3,301.2    $3,360.2
                                             =======     =======

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                            June 30,    March 31,
                                              1996        1996
                                             ------      ------
                                               (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Drafts payable                           $  148.6    $  194.0
   Accounts payable - trade                  1,119.0     1,149.2
   Short-term borrowings                        85.8         6.6
   Current portion of long-term debt            27.5        27.9
   Salaries and wages                           23.7        26.3
   Taxes                                       103.1        92.2
   Interest and dividends                       20.6        19.0
   Other                                       126.1       127.3
                                             -------     -------
     Total                                   1,654.4     1,642.5
                                             -------     -------
Postretirement Obligations and
  Other Noncurrent Liabilities                 215.8       216.6
                                             -------     -------
Long-Term Debt                                 438.6       436.5
                                             -------     -------
Stockholders' Equity
  Common stock                                   0.4         0.4
  Additional paid-in capital                   333.3       332.0
  Other capital                                (38.0)      (36.2)
  Retained earnings                            989.1       968.9
  Accumulated translation adjustment           (50.0)      (49.7)
  ESOP notes and guarantee                    (120.7)     (122.5)
  Treasury shares, at cost                    (121.7)      (28.3)
                                             -------     -------
     Net                                       992.4     1,064.6
                                             -------     -------
     Total Liabilities and
       Stockholders' Equity                 $3,301.2    $3,360.2
                                             =======     =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                                           Quarter Ended June 30
                                           ---------------------
                                              1996        1995
                                             ------      ------
                                           (in millions - except
                                             per share amounts)

REVENUES                                    $2,670.6    $2,388.3
                                             -------     -------
COSTS AND EXPENSES
  Cost of sales                              2,438.7     2,167.1
  Selling, distribution and administration     177.5       162.5
  Interest                                      10.9        11.7
                                             -------     -------
       Total                                 2,627.1     2,341.3
                                             -------     -------
INCOME BEFORE TAXES ON INCOME                   43.5        47.0

TAXES ON INCOME                                (16.7)      (19.0)
                                             -------     -------
INCOME AFTER TAXES
   Continuing operations                        26.8        28.0
   Discontinued operations (Note 3)              3.3         4.8
                                             -------     -------
NET INCOME                                  $   30.1    $   32.8
                                             =======     =======


EARNINGS PER COMMON SHARE
  Fully diluted
    Continuing operations                   $    .59    $    .60
    Discontinued operations                      .07         .10
                                             -------     -------
                                            $    .66    $    .70
                                             =======     =======
  Primary
    Continuing operations                   $    .59    $    .60
    Discontinued operations                      .07         .10
                                             -------     -------
                                            $    .66    $    .70
                                             =======     =======

DIVIDENDS PER COMMON SHARE                  $    .25    $    .25
                                             =======     =======

SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
  Fully diluted                                 45.5        46.9
  Primary                                       45.5        46.8


See Financial Notes.

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                           Quarter Ended June 30
                                           ---------------------
                                              1996        1995
                                             ------      ------
                                               (in millions)
Operating Activities
  Income from continuing operations         $   26.8    $   28.0
  Adjustments to reconcile to net cash
   used by operating activities
    Depreciation                                15.3        13.3
    Amortization                                 2.3         1.7
    Provision for bad debts                      1.7         1.3
    Deferred taxes on income                     1.0          -
    Other                                        1.2        (7.8)
                                             -------     -------
     Total                                      48.3        36.5
                                             -------     -------
    Effects of changes in
      Receivables                             (113.3)      (59.4)
      Inventories                               51.8        76.7
      Accounts and drafts payable              (75.0)      (42.6)
      Taxes                                     16.5       (45.1)
      Other                                    (15.1)      (18.8)
                                             -------     -------
         Total                                (135.1)      (89.2)
                                             -------     -------
     Net cash used by continuing operations    (86.8)      (52.7)
                                             -------     -------
  Discontinued operations                        4.6        16.5
                                             -------     -------
     Net cash used by operating activities     (82.2)      (36.2)
                                             -------     -------
Investing Activities
  Purchases of marketable securities            (0.2)     (131.8)
  Maturities of marketable securities           58.3        35.0
  Property acquisitions                        (19.8)      (15.1)
  Properties sold                                0.2         3.6
  Acquisitions of businesses, less cash
   and short-term investments acquired         (61.4)      (11.2)
  Investing activities of
   discontinued operations                      (0.4)       (2.4)
  Other                                        (15.3)        3.2
                                             -------     -------
     Net cash used by investing activities     (38.6)     (118.7)
                                             -------     -------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                           Quarter Ended June 30
                                           ---------------------
                                              1996        1995
                                             ------      ------
                                               (in millions)
Financing Activities
  Proceeds from issuance of debt            $   84.2    $   61.1
  Repayment of debt                             (3.3)       (3.3)
  Capital stock transactions
    Treasury stock acquired                   (101.9)       (4.7)
    Issuances                                    5.3         1.5
    ESOP notes and guarantee                     1.8         1.6
    Dividends paid                             (10.7)      (10.2)
  Financing activities of
   discontinued operations                       0.1          -
                                             -------     -------
     Net cash (used) provided
      by financing activities                  (24.5)       46.0
                                             -------     -------
Net Decrease in Cash
 and Cash Equivalents                         (145.3)     (108.9)

Cash and Cash Equivalents
 at beginning of period                        260.8       363.1
                                             -------     -------
Cash and Cash Equivalents
 at end of period                           $  115.5    $  254.2
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

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1996 Proxy Statement which has previously been filed with the Commission. Such document is expected to be amended in February 1997 to reflect the discontinuance of Armor All Products Corporation ("Armor All") and Millbrook Distribution Services Inc. ("Service Merchandising").


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


3.   Discontinued Operations
     -----------------------
     On December 31, 1996, the Company sold its 55% equity interest in Armor All Products Corporation to The Clorox Company for $221.9 million and recognized an after-tax gain of $120.2 million. In addition, in December 1996 the Company made the decision to divest the net assets of its Service Merchandising Division, Millbrook Distribution Services Inc. for which no loss on disposition is anticipated. All of the net assets and results of operations of both Armor All and Service Merchandising have been reclassified as discontinued operations for all periods presented.

     The net assets of discontinued operations at June 30, 1996 and March 31, 1996 were as follows:

                                          June 30,   March 31,
                                            1996       1996
                                           ------     ------
                                             (in millions)

          Total assets                    $ 271.9    $ 275.5
          Total liabilities                (151.8)    (149.8)
                                           ------     ------
              Net assets                  $ 120.1    $ 125.7
                                           ======     ======

              McKESSON CORPORATION AND SUBSIDIARIES
                         FINANCIAL NOTES


     Assets of discontinued operations consist primarily of cash, receivables, inventory, property plant and equipment, and goodwill of Armor All and Service Merchandising at June 30, 1996 and March 31, 1996. Liabilities of discontinued operations consist primarily of accounts payable and other accrued liabilities of Armor All and Service Merchandising at June 30, 1996 and March 31, 1996.

     The results of discontinued operations for the three months ended June 30, 1996 and 1995 were as follows:

                                           June 30,  March 31,
                                             1996      1996
                                            ------    ------
                                             (in millions)

     Revenues                               $174.5    $197.0
                                             =====     =====
     Income from discontinued
      operations before taxes               $  9.0    $ 10.8
     Provision for taxes on income            (3.7)     (4.4)
     Less: Minority interest                  (2.0)     (1.6)
                                             -----     -----
     Net income discontinued operations     $  3.3    $  4.8
                                             =====     =====


     Discontinued operations include $2.4 million and $2.0 million after tax from the operations of Armor All and $0.9 million and $2.8 million after tax from the operations of Service Merchandising for the three months ended June 30, 1996 and 1995, respectively.

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------

     The Company's Armor All and Service Merchandising segments have been classified as discontinued operations in the current quarter, and prior years have been restated accordingly (see Financial Note 3). The operating profits of the Company by business segment are as follows:

                                        Quarter Ended June 30
                                      -------------------------
                                                            %
                                       1996       1995     Chg.
                                      ------     ------    ----
                                        (in millions)
REVENUES
--------
Health Care Services
  Direct Delivery
    US (1)                           $2,219.5   $1,929.0   15.1
    International                       376.8      383.1   (1.6)
                                      -------    -------
       Total Direct Delivery          2,596.3    2,312.1   12.3
Water Products                           70.4       64.0   10.0
Corporate                                 3.9       12.2
                                      -------    -------
     Total                           $2,670.6   $2,388.3   11.8
                                      =======    =======

OPERATING PROFIT
----------------
Health Care Services                 $   51.5   $   48.9    5.3
Water Products                            9.6        8.9    7.9
                                      -------    -------
     Total                               61.1       57.8    5.7

Interest - net (2)                       (7.7)      (2.6)
Corporate and other                      (9.9)      (8.2)
                                      -------    -------
Income before taxes                  $   43.5   $   47.0   (7.4)
                                      =======    =======


(1) U.S. Health Care revenues reflect the reclassification of sales and cost of sales associated with sales to customers' warehouses and include only the gross margin on such sales in revenues.

(2)  Interest is shown net of corporate interest income.

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
-------------------
     Net income for the first quarter decreased to $30.1 million, $.66 per fully-diluted share, from $32.8 million, $.70 per share in the prior year. Results for the first quarter include $3.3 million, $.07 per share, compared to $4.8 million, $.10 per share, in the prior year from the discontinued Armor All and Service Merchandising segments. Earnings growth in the Health Care Services segment including costs associated with strategic initiatives was more than offset by lower earnings from the discontinued Service Merchandising segment and higher net interest expense.

HEALTH CARE SERVICES

     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations (Canada and Mexico). This segment accounted for 97% of consolidated revenues for the first quarter.

     Segment revenues increased by 12% for the three months compared with the prior year. Revenue growth of 15% in the U.S.
Health Care businesses was partially offset by declines in sales at Medis, the Company's Canadian unit.

     Operating profit for the quarter increased by 5% from the prior year due to sales growth in every customer segment (independents, chain stores and hospitals) and to cost reduction efforts. First quarter results include $4.2 million of costs associated with a series of strategic initiatives designed to improve the Company's competitiveness in the retail and institutional market segments.

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

DISCONTINUED OPERATIONS

     The after tax results of the discontinued operations of Armor All and Service Merchandising decreased to $3.3 million in the quarter from $4.8 million in the prior year. Armor All experienced an increase in revenue of 10% for the three months compared with the prior year. The increase was primarily attributable to sales growth of Armor All Protectant(R) and to sales of two new products introduced in December, 1995. Pre-tax income increased by 24% due to an increased proportion of higher margin automotive products in the sales mix. Revenues in the Service Merchandising segment declined 19% for the three months compared with the prior year. Strong competitive pressures and customer consolidations resulted in the loss of several large customers in fiscal 1996. Pre-tax income decreased 67% due primarily to the impact of fixed expenses over a lower revenue base. These trends are expected to continue and to adversely affect the Company's earnings for the rest of the fiscal year.

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW


Liquidity and Capital Resources
-------------------------------
     Cash, equivalents and marketable securities decreased $201.4 million during the first quarter to $254.8 million primarily due to stock repurchase activity and the cost of the acquisition referred to in Financial Note 2.

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

     27      Financial Data Schedule


(b)  Reports on Form 8-K

     1.   Form 8-K dated April 8, 1996

          Item 5.  Other Events
          ---------------------
          The Registrant announced that David E. McDowell was resigning as President and Chief Operating Officer of the company, effective upon commencement of employment of his successor.

          Item 7.  Financial Statements, Pro Forma Financial
                     Information and Exhibits
          --------------------------------------------------

     2.  Form 8-K dated April 29, 1996

          Item 5.  Other Events
          ---------------------
          The Registrant announced that Mark A. Pulido had been elected President and Chief Operating Officer and a Director of the Registrant, effective May 20, 1996.

          Item 7.  Financial Statements, Pro Forma Financial
                     Information and Exhibits
          --------------------------------------------------

                            SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   McKESSON CORPORATION
                                   (Registrant)

Dated:  February 13, 1997          By /s/ Richard H. Hawkins
                                   ----------------------------
                                   Richard H. Hawkins
                                   Vice President and
                                     Chief Financial Officer




                                   By /s/ Heidi E. Yodowitz
                                   ---------------------------
                                   Heidi E. Yodowitz
                                   Controller

                          EXHIBIT INDEX




Exhibit
Number              Description
-------             ----------------------------------------------

   3 Restated By-Laws of the Company, as amended effective July 31, 1996 (1)

  10.1 Form of Employment Agreement effective as of January 31, 1996 by and between the Company and a corporate Vice President and President of its Health Systems unit (1)

  10.2              McKesson Corporation Severance Policy for
                    Executive Employees, amended and restated as of May 31, 1996 (1)

  27                Financial Data Schedule






Footnotes to Exhibit Index:

(1) Exhibits as previously filed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 are not being amended in this filing.