Form 10-Q/A
period 1996-09-30
MCKESSON CORP
filed 1997-02-13
CIK 927653

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

-------------------------------------------------------------


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

     The Registrant hereby amends the items, financial statements, exhibits, or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as set forth below.


                      LIST OF ITEMS AMENDED


                 PART I.  FINANCIAL INFORMATION
                 ==============================


Item                                                Page
----                                                ----

  1.      Condensed Financial Statements

          Consolidated Balance Sheets
            September 30, 1996 and March 31, 1996        3 - 4

          Statements of Consolidated Income
            Three and Six month periods ended
            September 30, 1996 and 1995                    5

          Statements of Consolidated Cash Flows
            Three and Six month periods ended
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

                 PART I.  FINANCIAL INFORMATION
                 ===============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                         September 30, March 31,
                                             1996        1996
                                            ------      ------
                                               (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                $  133.3    $  260.8
  Marketable securities available for sale     57.0       195.4
  Receivables                                 933.0       672.8
  Inventories                               1,283.8     1,317.0
  Prepaid expenses and other                   26.2        17.0
                                            -------     -------
     Total                                  2,433.3     2,463.0
                                            -------     -------
Property, Plant and Equipment
  Land                                         37.9        38.0
  Buildings, machinery and equipment          709.0       675.7
                                            -------     -------
     Total                                    746.9       713.7

  Accumulated depreciation                   (380.2)     (357.7)
                                            -------     -------
     Net                                      366.7       356.0

Goodwill and other intangibles                240.7       183.7
Net assets of discontinued
 operations (Note 3)                          121.1       125.7
Other assets                                  271.9       231.8
                                            -------     -------
     Total Assets                          $3,433.7    $3,360.2
                                            =======     =======



                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                         September 30, March 31,
                                             1996        1996
                                            ------      ------
                                               (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Drafts payable                           $  240.2    $  194.0
  Accounts payable - trade                  1,176.1     1,149.2
  Short-term borrowings                        95.0         6.6
  Current portion of long-term debt            23.8        27.9
  Salaries and wages                           27.1        26.3
  Taxes                                       100.3        92.2
  Interest and dividends                       18.5        19.0
  Other                                       122.6       127.3
                                            -------     -------
     Total                                  1,803.6     1,642.5
                                            -------     -------
Postretirement Obligations and
 Other Noncurrent Liabilities                 212.7       216.6
                                            -------     -------
Long-Term Debt                                439.5       436.5
                                            -------     -------
Stockholders' Equity
  Common stock                                  0.4         0.4
  Additional paid-in capital                  330.9       332.0
  Other capital                               (37.6)      (36.2)
  Retained earnings                         1,007.4       968.9
  Accumulated translation adjustment          (42.8)      (49.7)
  ESOP notes and guarantee                   (120.2)     (122.5)
  Treasury shares, at cost                   (160.2)      (28.3)
                                            -------     -------
     Net                                      977.9     1,064.6
                                            -------     -------
     Total Liabilities
      and Stockholders' Equity             $3,433.7    $3,360.2
                                            =======     =======

See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)

                             Three Months Ended Six Months Ended
                               September 30      September 30
                              ---------------   ---------------
                               1996     1995     1996     1995
                              ------   ------   ------   ------
                                    (in millions - except
                                     per share amounts)

REVENUES                     $2,730.9 $2,402.6 $5,401.5 $4,790.9
                              -------  -------  -------  -------
COSTS AND EXPENSES
 Cost of sales                2,499.9  2,173.3  4,938.6  4,340.4
 Selling, distribution
  and administration            179.0    171.4    356.5    333.9
 Interest                        10.2     11.5     21.1     23.2
                              -------  -------  -------  -------
     Total                    2,689.1  2,356.2  5,316.2  4,697.5
                              -------  -------  -------  -------

INCOME BEFORE TAXES ON  INCOME   41.8     46.4     85.3     93.4

TAXES ON  INCOME                (16.0)   (18.2)   (32.7)   (37.2)
                              -------  -------  -------  -------
INCOME AFTER TAXES
 Continuing operations           25.8     28.2     52.6     56.2
 Discontinued
  operations (Note 3)             2.3      3.5      5.6      8.3
                              -------  -------  -------  -------
     NET INCOME              $   28.1 $   31.7 $   58.2 $   64.5
                              =======  =======  =======  =======

EARNINGS PER COMMON SHARE
 Fully diluted earnings
  Continuing operations      $   0.59 $   0.61 $   1.18 $   1.21
  Discontinued operations        0.05     0.07     0.12     0.17
                              -------  -------  -------  -------
     Total                   $   0.64 $   0.68 $   1.30 $   1.38
                              =======  =======  =======  =======
 Primary earnings
  Continuing operations      $   0.59 $   0.61 $   1.18 $   1.21
  Discontinued operations        0.05     0.07     0.12     0.17
                              -------  -------  -------  -------
     Total                   $   0.64 $   0.68 $   1.30 $   1.38
                              =======  =======  =======  =======

 Dividends                   $   0.25 $   0.25 $   0.50 $   0.50
                              =======  =======  =======  =======

SHARES ON WHICH EARNINGS
PER COMMON SHARE WERE BASED
  Fully diluted                  43.8     46.7     44.6     46.8
  Primary                        43.8     46.7     44.6     46.7


See Financial Notes.

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                             Six Months Ended
                                               September 30
                                            ------------------
                                             1996        1995
                                            ------      ------
                                               (in millions)
Operating Activities
 Income  from continuing operations        $   52.6    $   56.2
 Adjustments to reconcile to net cash
  provided (used) by operating activities
   Depreciation                                31.3        27.5
   Amortization                                 4.9         3.5
   Provision for receivables reserves           3.6         4.6
   Deferred taxes on income                     2.0        (5.5)
   Gain on sale of subsidiary                    -        (11.2)
   Other non-cash charges                      (2.3)       (1.3)
                                            -------     -------
     Total                                     92.1        73.8
                                            -------     -------
   Effects of changes in
    Receivables                              (256.3)      (96.4)
    Inventories                                35.1        48.1
    Accounts and drafts payable                74.1       113.5
    Taxes                                      17.1       (55.5)
    Other                                     (27.5)      (79.2)
                                            -------     -------
     Total                                   (157.5)      (69.5)
                                            -------     -------
    Net cash provided (used) by
     continuing operations                    (65.4)        4.3
                                            -------     -------
   Discontinued operations                      9.0        21.8
                                            -------     -------
    Net cash provided (used) by
     operating activities                     (56.4)       26.1
                                            -------     -------
Investing Activities
 Purchases of marketable securities            (0.2)     (130.3)
 Maturities of marketable securities          141.8        49.9
 Property acquisitions                        (41.4)      (37.7)
 Properties sold                                1.3         5.8
 Acquisitions of businesses, less cash and
  short-term investments acquired             (61.4)      (11.3)
 Proceeds from sale of subsidiary                -         36.1
 Investing activities of
  discontinued operations                      (0.9)        6.5
 Other                                        (23.9)       (5.3)
                                            -------     -------
     Net cash provided (used) by
      investing activities                     15.3       (86.3)
                                            -------     -------


                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                             Six Months Ended
                                               September 30
                                            ------------------
                                             1996        1995
                                            ------      ------
                                               (in millions)
Financing Activities
 Proceeds from issuance of debt            $   95.4    $   72.2
 Repayment of debt                            (24.5)       (4.7)
 Capital stock transactions
  Treasury stock acquired                    (145.2)      (25.7)
  Issuances                                     6.6         3.8
  ESOP notes and guarantee                      2.4         2.2
  Dividends paid                              (21.2)      (21.8)
  Financing activities of
   discontinued operations                      0.1         0.1
                                            -------     -------
     Net cash provided (used) by
      financing activities                    (86.4)       26.1
                                            -------     -------
Net Decrease in Cash
 and Cash Equivalents                        (127.5)      (34.1)

Cash and Cash Equivalents
 at beginning of period                       260.8       363.1
                                            -------     -------
Cash and Cash Equivalents
 at end of period                          $  133.3    $  329.0
                                            =======     =======

See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


1.   Interim Financial Statements
     ----------------------------
     In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of September 30, 1996 and the results of its operations and its cash flows for the six months ended September 30, 1996 and 1995. Such adjustments were of a normal recurring nature.

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

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


     The net assets of discontinued operations at September 30, 1996 and March 31, 1996 were as follows:

                                        September 30 March 31
                                            1996       1996
                                           ------     ------
                                              (in millions)

     Total assets                         $ 256.1    $ 275.5
     Total liabilities                     (135.0)    (149.8)
                                           ------     ------
        Net assets                        $ 121.1    $ 125.7
                                           ======     ======


     Assets of discontinued operations consist primarily of cash, receivables, inventory, property plant and equipment, and goodwill of Armor All and Service Merchandising at September 30, 1996 and March 31, 1996. Liabilities of discontinued operations consist primarily of accounts payable and other accrued liabilities of Armor All and Service Merchandising at September 30, 1996 and March 31, 1996.

     The results of discontinued operations for the six months ended September 30, 1996 and 1995 were as follows:

                                       September 30 September 30
                                            1996       1995
                                           ------     ------
                                              (in millions)

     Revenues                             $ 329.9    $ 380.2
                                           ======     ======
     Income from discontinued
       operations before taxes            $  15.7    $  18.8
     Provision for taxes on income           (6.6)      (7.6)
     Less: Minority interest                 (3.5)      (2.9)
                                           ------     ------
        Net income from
         discontinued operations          $   5.6    $   8.3
                                           ======     ======

     Discontinued operations include $4.3 million and $3.5 million after-tax from the operations of Armor All and $1.3 million and $4.8 million after-tax from the operations of Service Merchandising for the six months ended September 30, 1996 and 1995, respectively.


4.   Subsequent Event
     ----------------
     On November 11, 1996, the Company announced the completion of its acquisition of the healthcare business of FoxMeyer Corporation ("FoxMeyer"), pursuant to an expedited auction process in the FoxMeyer bankruptcy proceeding in Wilmington, Delaware. The Company received regulatory clearance and court approval enabling the transaction to close on November 8, 1996. Through an amended sale agreement, the Company paid approximately $23 million in cash to the debtors, paid off approximately $500 million in secured debt and assumed an additional $75 million in other liabilities. The Company acquired assets consisting primarily of accounts receivable and inventories of approximately $650 million, customer contracts and fixed assets. The Company utilized proceeds from commercial paper issuances and a note payable to a bank to fund the transaction. The commercial paper issuances were backed by the Company's revolving credit agreements that were recently increased to provide borrowing availability of $500 million.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------

     The Company's Armor All and Service Merchandising segments have been classified as discontinued operations in the current quarter, and prior periods have been restated accordingly (see Financial Note 3). The revenues and operating profit of the Company's continuing operations by business segment are as follows:

                      Three Months Ended      Six Months Ended
                         September 30           September 30
                     --------------------   --------------------
                                       %                      %
                      1996     1995   Chg.   1996     1995   Chg.
                     ------   ------  ---   ------   ------  ---
                                    (in millions)
REVENUES
Health Care Services
 Direct Delivery
  U.S. (1)         $2,272.4 $1,935.9 17.4 $4,491.9 $3,864.9 16.2
  International       375.0    387.1 (3.1)   751.8    770.2 (2.4)
                    -------  -------       -------  -------
    Total Health
     Care Services  2,647.4  2,323.0 14.0  5,243.7  4,635.1 13.1
Water Products         77.6     74.1  4.7    148.0    138.1  7.2
Corporate               5.9      5.5           9.8     17.7
                    -------  -------       -------  -------
    Total          $2,730.9 $2,402.6 13.7 $5,401.5 $4,790.9 12.7
                    =======  =======       =======  =======

OPERATING PROFIT
Health Care Services $ 45.3   $ 45.1  0.4   $ 96.8   $ 94.0  3.0
Water Products         14.4     13.6  5.9     24.0     22.5  6.7
                     ------   ------        ------   ------
    Total              59.7     58.7  1.7    120.8    116.5  3.7
Interest - net (2)     (7.5)    (2.2)        (15.2)    (4.8)
Corporate and other   (10.4)   (10.1)        (20.3)   (18.3)
                     ------   ------        ------   ------
Income before taxes  $ 41.8   $ 46.4 (9.9)  $ 85.3   $ 93.4 (8.7)
                     ======   ======        ======   ======

(1) U.S. Health Care revenues reflect the reclassification of sales and cost of sales associated with sales to customers' warehouses and include only the gross margin on such sales in revenues.

(2)  Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
-------------------
     Net income for the second quarter decreased to $28.1 million, $.64 per fully-diluted share, from $31.7 million, $.68 per share in the prior year. For the six month period, net income decreased to $58.2 million, $1.30 per share, from $64.5 million, $1.38 per share for the comparable period in the prior year. The results included income from the discontinued Armor All and Service Merchandising segments of $2.3 million, $.05 per share and $3.5 million, $.07 per share in the second quarter and $5.6 million, $.12 per share, and $8.3 million, $.17 per share for the six month periods of fiscal 1997 and 1996, respectively. The increase in earnings in the Health Care Services segment, including costs associated with strategic initiatives, was more than offset by lower earnings from the discontinued Service Merchandising segment and higher net interest expense.

HEALTH CARE SERVICES

     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution businesses and its international pharmaceutical operations (Canada and Mexico). This segment accounted for 97% of consolidated revenues for the second quarter and for the six month period ended September 30, 1996.

     Segment revenues increased by 14% and 13% for the three and six month periods, respectively, from the comparable periods in the prior year. U.S. Health Care revenue growth of 17% in the second quarter and 16% for the six month period was partially offset by declines in international sales. Year to year comparisons for international operations were affected by the sale of the Company's Central American pharmaceutical manufacturing operation in the second quarter of fiscal 1996.

     Operating profit for the quarter was flat with the prior year but increased by 3% for the six month period. Results for the three and six month periods include $4.0 million and $8.2 million, respectively, of costs associated with a series of strategic initiatives designed to improve the Company's competitiveness in the retail and institutional market segments. These costs were partially offset by continued growth in the Company's U.S. Health Care business in every customer segment (independents, chain stores and hospitals) and operating expense efficiencies. The prior year second quarter results included a pretax gain of $11.2 million from the sale of the Central American operation. This gain was offset by research and development costs associated with retail and institutional initiatives and expenses incurred to further streamline operating and administrative functions.


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

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


DISCONTINUED OPERATIONS

     The after tax results of the discontinued operations of Armor All and Service Merchandising decreased to $2.3 million in the quarter from $3.5 million in the second quarter of fiscal 1996, and to $5.6 million from $8.2 million in the comparable six month periods. Revenues of Armor All decreased by 6% for the quarter but increased 3% for the six month period, compared to the prior year primarily attributable to sales growth of Armor All Protectant and to sales of two new products introduced in December 1995. In the quarter, sales were down across all product lines. Pre-tax income increased by 23% in the quarter and six month period due primarily to a focus on controlling selling and marketing costs. Sales in the Service Merchandising segment decreased by 18% for both the three and six month periods from the comparable periods in the prior year. Strong competitive pressures and customer consolidations resulted in the loss of volume from several large customers in late fiscal 1996. Pre-tax income for the quarter decreased by 76% and by 70% for the six month period due primarily to the impact of fixed expenses over a lower revenue base.



Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents decreased $127.5 million during the six months to $133.3 million primarily due to a temporary increase in certain customer receivable balances, stock repurchase activity, the cost of the acquisition referred to in Financial Note 2 and investments in technology associated with strategic initiatives.

     During the first six months of fiscal 1997, the Company repurchased 3.2 million shares of its common stock for $145 million under a share repurchase program initiated in June 1995 and expanded in May 1996. As of September 30, 1996, authorization to purchase up to an additional 2.4 million shares remained.

     The Company's debt-to-capital ratio increased from 31% at March 31, 1996 to 36% at September 30, 1996 largely as a result of short-term borrowings by its health care products distribution operations in Canada.

     On November 11, 1996, the Company announced the completion of the acquisition referred to in Financial Note 4.

                   PART II.  OTHER INFORMATION
                   ===========================


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     27   Financial Data Schedule


(b)  Reports on Form 8-K

     1. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

     2.   The following report on Form 8-K was filed October 9,
          1996:

          Item 5.  Other Events
          ---------------------
          The registrant announced that it had executed a definitive agreement to acquire substantially all of the assets of the healthcare distribution business of FoxMeyer Corporation.

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




                                   McKESSON CORPORATION
                                   (Registrant)


Dated:  February 13, 1997          By /s/ Richard H. Hawkins
                                   ----------------------------
                                   Richard H. Hawkins
                                   Vice President and
                                     Chief Financial Officer




                                   By /s/ Heidi E. Yodowitz
                                   ----------------------------
                                   Heidi E. Yodowitz
                                   Controller

                          EXHIBIT INDEX




Exhibit
Number              Description
-------             -----------

  27                Financial Data Schedule