Form 10-Q/A
period 1996-06-30
MCKESSON CORP
filed 1997-06-06
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A
                        (Amendment No. 2)

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



The purpose of this amendment is to reflect, in the first quarter ended June 30, 1996, the $48.2 million charge to write off the portion of the purchase price of Automated Healthcare, Inc. ("AHI") allocated to technology for which feasibility had not been established as of the acquisition date of April 23, 1996. Such charge was recorded in the third quarter ended December 31, 1996 in the originally filed financial statements.

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                            Restated
                           (unaudited)

                                            June 30,    March 31,
                                              1996        1996
                                             ------      ------
                                               (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                 $  115.5    $  260.8
  Marketable securities available for sale     139.3       195.4
  Receivables                                  791.0       672.8
  Inventories                                1,266.0     1,317.0
  Prepaid expenses                              21.0        17.0
                                             -------     -------
     Total                                   2,332.8     2,463.0
                                             -------     -------

Property, Plant and Equipment
  Land                                          37.9        38.0
  Buildings, machinery and equipment           690.7       675.7
                                             -------     -------
     Total                                     728.6       713.7

  Accumulated depreciation                    (368.5)     (357.7)
                                             -------     -------
     Net                                       360.1       356.0

Goodwill and other intangibles                 195.1       183.7
Net assets of discontinued
  operations (Note 3)                          120.1       125.7
Other assets                                   244.9       231.8
                                             -------     -------
     Total Assets                           $3,253.0    $3,360.2
                                             =======     =======

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                            Restated
                           (unaudited)

                                            June 30,    March 31,
                                              1996        1996
                                             ------      ------
                                               (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Drafts payable                           $  148.6    $  194.0
   Accounts payable - trade                  1,119.0     1,149.2
   Short-term borrowings                        85.8         6.6
   Current portion of long-term debt            27.5        27.9
   Salaries and wages                           23.7        26.3
   Taxes                                       103.1        92.2
   Interest and dividends                       20.6        19.0
   Other                                       126.1       127.3
                                             -------     -------
     Total                                   1,654.4     1,642.5
                                             -------     -------
Postretirement Obligations and
  Other Noncurrent Liabilities                 215.8       216.6
                                             -------     -------
Long-Term Debt                                 438.6       436.5
                                             -------     -------
Stockholders' Equity
  Common stock                                   0.4         0.4
  Additional paid-in capital                   333.3       332.0
  Other capital                                (38.0)      (36.2)
  Retained earnings                            940.9       968.9
  Accumulated translation adjustment           (50.0)      (49.7)
  ESOP notes and guarantee                    (120.7)     (122.5)
  Treasury shares, at cost                    (121.7)      (28.3)
                                             -------     -------
     Net                                       944.2     1,064.6
                                             -------     -------
     Total Liabilities and
       Stockholders' Equity                 $3,253.0    $3,360.2
                                             =======     =======

See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                            Restated
                           (unaudited)

                                           Quarter Ended June 30
                                           ---------------------
                                              1996        1995
                                             ------      ------
                                           (in millions - except
                                             per share amounts)

REVENUES                                    $2,670.6    $2,388.3
                                             -------     -------
COSTS AND EXPENSES
  Cost of sales                              2,438.7     2,167.1
  Selling, distribution and administration     177.5       162.5
  Purchased in-process technology (Note 2)      48.2           -
  Interest                                      10.9        11.7
                                             -------     -------
       Total                                 2,675.3     2,341.3
                                             -------     -------
INCOME (LOSS) BEFORE TAXES ON INCOME            (4.7)       47.0

TAXES ON INCOME                                (16.7)      (19.0)
                                             -------     -------
INCOME (LOSS) AFTER TAXES
   Continuing operations                       (21.4)       28.0
   Discontinued operations (Note 3)              3.3         4.8
                                             -------     -------
NET INCOME (LOSS)                           $  (18.1)   $   32.8
                                             =======     =======

EARNINGS (LOSS) PER COMMON SHARE
  Fully diluted earnings (loss)
    Continuing operations                   $   (.49)   $    .60
    Discontinued operations                      .08         .10
                                             -------     -------
          Total                             $   (.41)   $    .70
                                             =======     =======
  Primary earnings (loss)
    Continuing operations                   $   (.49)   $    .60
    Discontinued operations                      .08         .10
                                             -------     -------
          Total                             $   (.41)   $    .70
                                             =======     =======

DIVIDENDS PER COMMON SHARE                  $    .25    $    .25
                                             =======     =======

SHARES ON WHICH EARNINGS PER
COMMON SHARE WERE BASED
  Fully diluted                                 43.8        46.9
  Primary                                       43.8        46.8


See Financial Notes.

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                            Restated
                           (unaudited)

                                           Quarter Ended June 30
                                           ---------------------
                                              1996        1995
                                             ------      ------
                                               (in millions)
Operating Activities
  Income (loss) from continuing operations  $  (21.4)   $   28.0
  Adjustments to reconcile to net cash
   used by operating activities
    Depreciation                                15.3        13.3
    Amortization                                 2.3         1.7
    Provision for bad debts                      1.7         1.3
    Deferred taxes on income                     1.0          -
    Other non-cash items (Note 2)               49.4        (7.8)
                                             -------     -------
     Total                                      48.3        36.5
                                             -------     -------
    Effects of changes in
      Receivables                             (113.3)      (59.4)
      Inventories                               51.8        76.7
      Accounts and drafts payable              (75.0)      (42.6)
      Taxes                                     16.5       (45.1)
      Other                                    (15.1)      (18.8)
                                             -------     -------
         Total                                (135.1)      (89.2)
                                             -------     -------
     Net cash used by continuing operations    (86.8)      (52.7)
                                             -------     -------
  Discontinued operations                        4.6        16.5
                                             -------     -------
     Net cash used by operating activities     (82.2)      (36.2)
                                             -------     -------
Investing Activities
  Purchases of marketable securities            (0.2)     (131.8)
  Maturities of marketable securities           58.3        35.0
  Property acquisitions                        (19.8)      (15.1)
  Properties sold                                0.2         3.6
  Acquisitions of businesses, less cash
   and short-term investments acquired         (61.4)      (11.2)
  Investing activities of
   discontinued operations                      (0.4)       (2.4)
  Other                                        (15.3)        3.2
                                             -------     -------
     Net cash used by investing activities     (38.6)     (118.7)
                                             -------     -------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                            Restated
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

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1996 Proxy Statement which has previously been filed with the Commission. Such document was amended in February 1997 to reflect the discontinuance of Armor All Products Corporation ("Armor All") and Millbrook Distribution Services Inc. ("Service Merchandising").


2.   Acquisitions
     ------------
     In April 1996, the Company acquired Automated Healthcare, Inc. ("AHI") for $61.4 million in cash and the assumption of $3.2 million of employee stock incentives. AHI designs, manufactures, sells and installs automated pharmaceutical dispensing equipment for use by health care institutions. The acquisition was accounted for as a purchase and accordingly, AHI's results are included in the consolidated financial statements since the date of acquisition. The results of operations of AHI were not material in relation to the Company's consolidated results of operations. The goodwill related to the acquisition of approximately $13.4 million is being amortized on a straight-line basis over a ten year period.

A $48.2 million charge was recorded to write off the portion of the purchase price of AHI allocated to technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. Existing technology was valued at $.4 million and is being amortized on a straight-line basis over a three year period. The Company utilized a discounted cash flow methodology by product line to value in-process and existing technologies as of the acquisition date. The resulting valuations represent management's best estimate of the respective fair values as of that date. As of the acquisition date, further costs necessary to develop the purchased technologies into commercially viable products were approximately $3.4 million, based on current estimates. Such costs are expected to be incurred during fiscal 1997 and 1998 and are associated with the following activities: engineering required to advance the design of products to the point that they meet specific functional and economic requirements and are ready for manufacture, prototype development, and product testing.


The financial statements have been restated to reflect in the first quarter ended June 30, 1996, the $48.2 million charge to write off the portion of the purchase price of AHI allocated to technology for which feasibility had not been established as of the acquisition date of April 23, 1996. Such charge was recorded in the third quarter ended December 31, 1996 in the originally filed financial statements. The effects of the restatement on the financial statements as of and for the period ended June 30, 1996 are as follows:


                      As Previously Reported        As Restated
                      ----------------------        -----------
                       (in millions, except per share amounts)

Total Assets                  $3,301.2                 $3,253.0
Stockholders' Equity             992.4                    944.2
Net Income (Loss)                 30.1                    (18.1)
Fully Diluted
  Earnings Per Share                .66                     (.41)

              McKESSON CORPORATION AND SUBSIDIARIES
                         FINANCIAL NOTES


3.   Discontinued Operations
     -----------------------
     On December 31, 1996, the Company sold its 55% equity interest in Armor All to The Clorox Company for $221.9 million and recognized an after-tax gain of $120.2 million. In addition, in December 1996 the Company made the decision to divest the net assets of its Service Merchandising Division for which no loss on disposition is anticipated. All of the net assets and results of operations of both Armor All and Service Merchandising have been reclassified as discontinued operations for all periods presented.

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

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------

     The Company's Armor All and Service Merchandising segments have been classified as discontinued operations in the current quarter, and prior years have been restated accordingly (see Financial Note 3). The revenues and operating profits of the Company's continuing operations by business segment are as follows:

                                        Quarter Ended June 30
                                      -------------------------
                                                            %
                                       1996       1995     Chg.
                                      ------     ------    ----
                                        (in millions)
REVENUES
--------
Health Care Services
  Direct Delivery
    US (1)                           $2,219.5   $1,929.0   15.1
    International                       376.8      383.1   (1.6)
                                      -------    -------
       Total Direct Delivery          2,596.3    2,312.1   12.3
Water Products                           70.4       64.0   10.0
Corporate                                 3.9       12.2
                                      -------    -------
     Total                           $2,670.6   $2,388.3   11.8
                                      =======    =======

OPERATING PROFIT
----------------
Health Care Services(2)              $    3.3   $   48.9  (93.3)
Water Products                            9.6        8.9    7.9
                                      -------    -------
     Total                               12.9       57.8  (77.7)

Interest - net (3)                       (7.7)      (2.6)
Corporate and other                      (9.9)      (8.2)
                                      -------    -------
Income before taxes                  $   (4.7)  $   47.0
                                      =======    =======


(1) U.S. Health Care revenues reflect the reclassification of sales and cost of sales associated with sales to customers' warehouses and include only the gross margin on such sales in revenues.

(2) Health Care Services operating profit for the period ended June 30, 1996, includes a charge for $48.2 million to write off the portion of the purchase price of AHI allocated to technology for which feasibility had not been established as of the acquisition date.

(3)  Interest is shown net of corporate interest income.

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
-------------------
     Net loss for the first quarter was $18.1 million, $.41 per fully-diluted share, compared to net income of $32.8 million, $.70 per share in the prior year. Results for the first quarter include a $48.2 million charge to write off the portion of the purchase price of AHI allocated to technology for which feasibility had not been established as of the acquisition date. Results for the first quarter also include $3.3 million, $.08 per share, compared to $4.8 million, $.10 per share, in the prior year from the discontinued Armor All and Service Merchandising segments.
Earnings growth in the Health Care Services segment (before the $48.2 million charge noted above) including costs associated with strategic initiatives, was more than offset by lower earnings from the discontinued Service Merchandising segment and higher net interest expense.

     The effective income tax rate applicable to continuing operations for the quarter ended June 30, 1996 differed from the effective tax rate for the comparable period in fiscal 1996 primarily due to the write-off in the current period of purchased in-process technology acquired with AHI of $48.2 million, which had no associated tax benefit.


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

     Operating profit for the quarter, excluding the effect of the $48.2 million charge noted above, increased by 5% from the prior year due to sales growth in every customer segment (independents, chain stores and hospitals) and to cost reduction efforts. First quarter results include $4.2 million of costs associated with a series of strategic initiatives designed to improve the Company's competitiveness in the retail and institutional market segments.

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

              McKESSON CORPORATION AND SUBSIDIARIES
                        FINANCIAL REVIEW


DISCONTINUED OPERATIONS

     The after-tax results of the discontinued operations of Armor All and Service Merchandising decreased to $3.3 million in the quarter from $4.8 million in the prior year. Armor All experienced an increase in revenue of 10% for the three months compared with the prior year. The increase was primarily attributable to sales growth of Armor All Protectant(R) and to sales of two new products introduced in December, 1995. Pre-tax income increased by 24% due to an increased proportion of higher margin automotive products in the sales mix. Revenues in the Service Merchandising segment declined 19% for the three months compared with the prior year. Strong competitive pressures and customer consolidations resulted in the loss of several large customers in fiscal 1996. Pre-tax income decreased 67% due primarily to the impact of fixed expenses over a lower revenue base. These trends are expected to continue and to adversely affect the Company's earnings for the rest of the fiscal year.


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

     The Company's debt-to-capital ratio increased from 31% at March 31, 1996 to 37% at June 30, 1996 as debt increased from short-term borrowings by its health care products distribution operations in Canada and equity was reduced by the share repurchases.

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




                                   McKESSON CORPORATION
                                   (Registrant)

Dated:  June 6, 1997             By /s/ Richard H. Hawkins
                                   ----------------------------
                                   Richard H. Hawkins
                                   Vice President and
                                     Chief Financial Officer




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