Form 10-Q/A
period 1996-12-31
MCKESSON CORP
filed 1997-06-06
CIK 927653

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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
                              Yes   X   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT DECEMBER 31, 1996
                    -----                             --------------------------------
         Common stock, $.01 par value                        42,079,452 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The Registrant hereby amends the items, financial statements, exhibits or portions of the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 as set forth below.

                             LIST OF ITEMS AMENDED

                         PART I. FINANCIAL INFORMATION

 ITEM                                                                   PAGE
 ----                                                                 ---------
 1.   Condensed Financial Statements
      Consolidated Balance Sheets December 31, 1996 and March 31,
         1996.......................................................     Q-3
      Statements of Consolidated Income
         Three and Nine month periods ended December 31, 1996 and
         1995.......................................................     Q-4
      Statements of Consolidated Cash Flows
         Three and Nine month periods ended December 31, 1996 and
         1995.......................................................     Q-5
      Financial Notes...............................................   Q-6-Q-9
 2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations Financial Review....................  Q-10-Q-13

                          PART II. OTHER INFORMATION
 1.   Legal Proceedings.............................................    Q-14
 6.   Exhibits and Reports on Form 8-K..............................    Q-14
      Exhibit Index.................................................    Q-16

                             TEXT OF ITEMS AMENDED

  Each of the above mentioned Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

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

                         PART I. FINANCIAL INFORMATION

                     MCKESSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    RESTATED

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
                                                           ========   ========

                              See Financial Notes.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                    RESTATED

                                  (UNAUDITED)

                                         THREE MONTHS      NINE MONTHS ENDED
                                       ENDED DECEMBER 31      DECEMBER 31
                                       ------------------  ------------------
                                         1996      1995      1996      1995
                                       --------  --------  --------  --------
                                         (IN MILLIONS--EXCEPT PER SHARE
                                                    AMOUNTS)
REVENUES.............................. $3,486.6  $2,581.1  $8,888.1  $7,372.0
                                       --------  --------  --------  --------
COSTS AND EXPENSES
  Cost of sales.......................  3,242.8   2,354.9   8,181.4   6,695.3
  Selling, distribution and
   administration (Note 4)............    291.4     168.5     647.9     502.4
  Purchased in-process technology
   (Note 2)...........................       --        --      48.2        --
  Interest............................     12.7      11.4      33.8      34.6
                                       --------  --------  --------  --------
    Total.............................  3,546.9   2,534.8   8,911.3   7,232.3
                                       --------  --------  --------  --------
INCOME (LOSS) BEFORE TAXES............    (60.3)     46.3     (23.2)    139.7
INCOME TAX (EXPENSE) BENEFIT..........     24.2     (17.6)     (8.5)    (54.8)
                                       --------  --------  --------  --------
INCOME (LOSS) AFTER TAXES
  Continuing operations...............    (36.1)     28.7     (31.7)     84.9
  Discontinued operations (Note 3)....      2.1       4.2       7.7      12.5
  Discontinued operations--Gain on
   sale of Armor All..................    120.2        --     120.2        --
                                       --------  --------  --------  --------
    NET INCOME........................ $   86.2  $   32.9  $   96.2  $   97.4
                                       ========  ========  ========  ========
EARNINGS (LOSS) PER COMMON SHARE
  Fully diluted earnings (loss)
    Continuing operations............. $  (0.82) $   0.61  $  (0.71) $   1.82
    Discontinued operations...........     0.05      0.09      0.17      0.26
    Discontinued operations--Gain on
     sale of Armor All................     2.70        --      2.70        --
                                       --------  --------  --------  --------
      Total........................... $   1.93  $   0.70  $   2.16  $   2.08
                                       ========  ========  ========  ========
  Primary earnings (loss)
    Continuing operations............. $  (0.83) $   0.61  $  (0.72) $   1.82
    Discontinued operations...........     0.06      0.09      0.18      0.26
    Discontinued operations--Gain on
     sale of Armor All................     2.71        --      2.71        --
                                       --------  --------  --------  --------
      Total........................... $   1.94  $   0.70  $   2.17  $   2.08
                                       ========  ========  ========  ========
  Dividends........................... $   0.25  $   0.25  $   0.75  $   0.75
                                       ========  ========  ========  ========
SHARES ON WHICH EARNINGS (LOSS) PER
 COMMON SHARE WERE BASED
  Fully diluted.......................     43.8      46.6      44.5      46.8
  Primary.............................     43.7      46.6      44.3      46.7

                              See Financial Notes.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                    RESTATED

                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                              (IN MILLIONS)
Operating Activities
  Income (loss) from continuing operations................. $  (31.7) $   84.9
  Adjustments to reconcile to net cash used by operating
   activities
    Depreciation...........................................     47.6      41.7
    Amortization...........................................      5.4       5.2
    Provision for receivables reserves (Note 4)............     21.0      11.1
    Deferred taxes on income...............................      2.2      (5.1)
    Gain on sale of subsidiary.............................       --     (11.2)
    Other non-cash items (Notes 2 and 4)...................    124.6      (3.4)
                                                            --------  --------
        Total..............................................    169.1     123.2
                                                            --------  --------
    Effects of changes in
      Receivables..........................................   (329.2)   (155.4)
      Inventories..........................................   (417.3)   (189.9)
      Accounts and drafts payable..........................    456.8     166.8
      Taxes................................................     (7.4)    (17.1)
      Other................................................    (34.3)    (98.7)
                                                            --------  --------
        Total..............................................   (331.4)   (294.3)
                                                            --------  --------
    Net cash used by continuing operations.................   (162.3)   (171.1)
                                                            --------  --------
    Discontinued operations................................     27.1       6.3
                                                            --------  --------
    Net cash used by operating activities..................   (135.2)   (164.8)
                                                            --------  --------
Investing Activities
  Purchases of marketable securities.......................     (6.2)   (130.3)
  Maturities of marketable securities......................    197.4      99.6
  Property acquisitions....................................    (56.4)    (51.8)
  Properties sold..........................................      1.5       6.2
  Acquisitions of businesses, less cash and short-term
   investments acquired....................................   (580.0)    (30.7)
  Proceeds from sale of subsidiary.........................    221.9      36.1
  Investing activities of discontinued operations..........     (4.2)     (7.7)
  Other....................................................    (38.6)     (5.1)
                                                            --------  --------
    Net cash used by investing activities..................   (264.6)    (83.7)
                                                            --------  --------
Financing Activities
  Proceeds from issuance of debt...........................    870.5      89.5
  Repayment of debt........................................   (294.7)     (6.5)
  Capital stock transactions
    Treasury stock acquired................................   (155.7)    (35.1)
    Issuances..............................................     13.2       9.2
    ESOP notes and guarantee...............................      4.2       3.9
    Dividends paid.........................................    (31.8)    (33.0)
    Financing activities of discontinued operations........      0.1       0.2
                                                            --------  --------
      Net cash provided by financing activities............    405.8      28.2
                                                            --------  --------
Net Increase (Decrease) in Cash and Cash Equivalents.......      6.0    (220.3)
Cash and Cash Equivalents at beginning of period...........    260.8     363.2
                                                            --------  --------
Cash and Cash Equivalents at end of period................. $  266.8  $  142.9
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

  It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1996 Proxy Statement which has previously been filed with the Securities and Exchange Commission. Such document was amended in February 1997 to reflect the discontinuance of Armor All Products Corporation ("Armor All") and Millbrook Distribution Services Inc. ("Millbrook").

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

  In April 1996, the Company acquired Automated Healthcare, Inc. ("AHI") for $61.4 million in cash and the assumption of $3.2 million of employee stock incentives. AHI designs, manufactures, sells and installs automated pharmaceutical dispensing equipment for use by health care institutions. The acquisition was accounted for as a purchase and accordingly, AHI's results are included in the consolidated financial statements since the date of acquisition. The results of operations of AHI were not material in relation to the Company's consolidated results of operations. The goodwill related to the acquisition of approximately $13.4 million is being amortized on a straight-line basis over a ten year period. A $48.2 million charge was recorded to write off the portion of the purchase price of AHI allocated to technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. Existing technology was valued at $.4 million and is being amortized on a straight-line basis over three years. The Company utilized a discounted cash flow methodology by product line to value in-process and existing technologies as of the acquisition date. The resulting valuations represent management's best estimate of the respective fair values as of that date. As of the acquisition date, further costs necessary to develop the purchased technologies into commercially viable products were approximately $3.4 million, based on current estimates. Such costs are expected to be incurred during fiscal 1997 and 1998 and are associated with the following activities: engineering required to advance the design of products to the point that they meet specific functional and economic requirements and are ready for manufacture, prototype development, and product testing.

                     MCKESSON CORPORATION AND SUBSIDIARIES

  The financial statements have been restated to reflect in the first quarter ended June 30, 1996, the $48.2 million charge to write off the portion of the purchase price of AHI allocated to technology for which feasibility had not been established as of the acquisition date of April 23, 1996. Such charge was recorded in the third quarter ended December 31, 1996 in the originally filed financial statements. The effects of the restatement on the financial statements as of and for the periods ended December 31, 1996 are as follows:

                                              AS PREVIOUSLY REPORTED AS RESTATED
                                              ---------------------- -----------
                                                (IN MILLIONS, EXCEPT PER SHARE
                                                           AMOUNTS)
     Total Assets............................        $4,532.3         $4,532.3
     Stockholders' Equity....................         1,007.1          1,007.1
   Quarter Ended December 31, 1996:
     Net Income..............................            38.0             86.2
     Fully Diluted Earnings Per Share........              .86             1.93
   Nine Months Ended December 31, 1996:
     Net Income..............................            96.2             96.2
     Fully Diluted Earnings Per Share........             2.16             2.16

3. DISCONTINUED OPERATIONS

  On December 31, 1996, the Company sold its 55% equity interest in Armor All to The Clorox Company ("Clorox") for $221.9 million and recognized an after-tax gain of $120.2 million. At closing, after tax proceeds of $109.8 million replaced the 6.9 million Armor All shares held in trust as exchange property for the Company's $180 million exchangeable debentures.

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

                     MCKESSON CORPORATION AND SUBSIDIARIES

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

4. RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES

  The acquisition of the assets and operations of FoxMeyer (see Note 2) has resulted in a significant increase in sales volume, a substantial change in the customer mix (primarily a large increase in institutional customers) and overlapping, duplicate and "similar purpose" assets. This has required management to reassess its operations, its distribution center network and its business strategies, including program offerings. A plan has been developed to optimize the network configuration from the combined distribution centers of the Company and those acquired in the transaction which will result in the consolidation and closure of approximately 22 distribution centers, workforce reductions and disposal of excess, duplicate assets. Management has also reassessed strategies and program offerings for expanding certain customer segments in light of the larger and more diverse customer base, and has identified certain programs and investments which will no longer be pursued as originally contemplated. Other duplicate, common purpose assets including administrative facilities, software and other equipment have been reviewed to identify the optimum mix for the combined companies. This has resulted in the impairment in the value of certain assets which will not ultimately be retained or utilized as originally intended. The foregoing has been reflected in the valuation of the FoxMeyer assets acquired, and liabilities assumed, and in the charges discussed below with respect to the affected assets of the Company.

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

                     MCKESSON CORPORATION AND SUBSIDIARIES

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

5. SUBSEQUENT EVENTS

  On January 10, 1997 the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson Corporation, et. al. filed in the District Court in Dallas County, Texas. In its complaint, Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation collectively, "FoxMeyer Corporation") alleges that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of a least $400 million, punitive damages, attorneys fees and costs. The Company believes the allegations made against it in the complaint to be without merit and intends to vigorously defend the litigation.

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


                            THREE MONTHS ENDED            NINE MONTHS ENDED
                               DECEMBER 31                   DECEMBER 31
                         ----------------------------- -----------------------------
                           1996         1995    % CHG.   1996         1995    % CHG.
                         --------     --------  ------ --------     --------  ------
                                          ($ IN MILLIONS)
REVENUES
Health Care Services
 Direct Delivery
  U.S.(1)............... $3,015.7     $2,110.1   42.9  $7,507.6     $5,975.0   25.7
  International.........    406.9        398.4    2.1   1,158.7      1,168.6   (0.8)
                         --------     --------         --------     --------
    Total Health Care
     Services...........  3,422.6      2,508.5   36.4   8,666.3      7,143.6   21.3
Water Products..........     62.0         59.7    3.9     210.0        197.8    6.2
Corporate...............      2.0         12.9             11.8         30.6
                         --------     --------         --------     --------
    Total............... $3,486.6     $2,581.1   35.1  $8,888.1     $7,372.0   20.6
                         ========     ========         ========     ========
OPERATING PROFIT (LOSS)
Health Care Services.... $  (37.9)(2) $   50.1         $   10.7 (2) $  144.1
Water Products..........      1.7 (3)      8.5             25.7 (3)     31.0
                         --------     --------         --------     --------
    Total...............    (36.2)        58.6             36.4        175.1
Interest-net(4).........    (11.9)        (3.8)           (27.1)        (8.6)
Corporate and other.....    (12.2)        (8.5)           (32.5)       (26.8)
                         --------     --------         --------     --------
Income (loss) before
 taxes.................. $  (60.3)    $   46.3         $  (23.2)      $139.7
                         ========     ========         ========     ========

--------
(1) U.S. Health Care revenues have been reclassified to exclude sales to customers' warehouses and include only the gross profit on such sales in revenues.
(2) The three months ended December 31, 1996 includes pre-tax charges of $91.8 million, including $67.4 million in costs primarily associated with the integration and rationalization of the Company's distribution operations, systems, program offerings and administrative functions related to the FoxMeyer acquisition, and $24.4 million for receivable reserves and other operating items. The nine months ended December 31, 1996 includes an additional pre-tax charge of $48.2 million for the write-off of purchased in-process technology associated with the April 1996 acquisition of Automated Healthcare, Inc.
(3) FY 1997 reflects a write down of $7.0 million of certain assets of the Aqua-Vend operations.
(4) Interest expense is shown net of corporate interest income.

  See Financial Notes for a description of significant events occurring in the first and third quarters of fiscal 1997, including (i) the acquisition of FoxMeyer Corporation's healthcare distribution business ("FoxMeyer") (Financial Notes 2 and 4), (ii) the sale of the Company's 55% equity interest in Armor All Products Corporation ("Armor All") and planned divestiture of the Service Merchandising business ("Millbrook") (Financial Note 3), both of which are accounted for as discontinued operations, and (iii) charges for asset impairments resulting from the integration and rationalization of the Company's distribution operations, systems, program offerings and administrative functions related to the FoxMeyer acquisition, and for other operating items (Financial Note 4), and the write-off of purchased in-process technology (Financial Note 2) (collectively, the "Charges").

                     MCKESSON CORPORATION AND SUBSIDIARIES

 Overview of Results

  Net income for the third quarter increased to $86.2 million, $1.93 per fully diluted share, from $32.9 million, $.70 per share, in the prior year. For the nine-month period ended December 31, 1996 net income was $96.2 million, $2.16 per share, compared with $97.4 million, $2.08 per share in the previous year. The per share amounts reflect fewer shares outstanding for the fiscal 1997 periods as the Company continued to acquire shares through its repurchase program. Income (loss) after-tax from continuing operations was $(36.1) million and $(31.7) million for the three and nine month periods ended December 31, 1996, respectively, compared to $28.7 million and $84.9 million for the comparable periods of the prior year. Continuing operations for fiscal 1997 include after-tax Charges of $61.3 million in the quarter and $109.5 million in the nine months and higher net interest expense than in the comparable prior year periods. Income after taxes from discontinued operations (Armor All and Millbrook) was $2.1 million and $4.2 million in the third quarter periods, and $7.7 million and $12.5 million for the nine month periods ended December 31, 1996 and 1995, respectively. Net income for the fiscal 1997 periods includes a $120.2 million after-tax gain on the sale of the Company's 55% equity interest in Armor All.

  The effective income tax rate applicable to continuing operations for the nine months ended December 31, 1996 differed from the effective income tax rates for the comparable period in fiscal 1996 primarily due to the write-off of purchased in-process technology acquired with AHI of $48.2 million in the first quarter, which had no associated tax benefit.

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

  Operating profit (loss) for the segment was $(37.9) million and $10.7 million for the third quarter and first three quarters of fiscal 1997 and $50.1 million and $144.1 million for the comparable periods of fiscal 1996. The fiscal 1997 amounts include $91.8 million in the quarter and $140.0 million in the nine months of pre-tax Charges, modest dilution from the FoxMeyer business and lower earnings from the international operations.

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

  Stockholders' equity was $1,007.1 million at December 31, 1996, and the net debt-to-capital ratio was 46% compared with 28% on September 30, 1996. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities at the end of the period.

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

2. See Financial Note 5 (Subsequent Events), pages Q-8 and Q-9.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  27Financial Data Schedule

(b) Reports on From 8-K

  The Registrant filed the following reports during the three months ended December 31, 1996:

  1.Form 8K
    Date of Report: October 4, 1996                 Date Filed: October 9,
                                                    1996

    Item 5. Other Events
    The Registrant announced that it had executed a definitive agreement to acquire substantially all of the assets of the healthcare distribution business of FoxMeyer Corporation.

  2.Form 8K
    Date of Report: November 8, 1996                Date Filed: November 22,
                                                    1996

    Item 2. Acquisition or Disposition of Assets
    The Registrant announced that it had consummated its acquisition of substantially all of the assets of the healthcare distribution business of FoxMeyer Corporation.

  3.Form 8K
    Date of Report: November 26, 1996               Date Filed: December 10,
                                                    1996

    Item 5. Other Events
    The Registrant announced that it had agreed to tender 11.6 million shares, representing its 55% interest in Armor All Products Corporation to The Clorox Company for $19.09 per share.

  4.Form 8K/A
    Date of Report: October 4, 1996                 Date Filed: December 20,
                                                    1996

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