Form 10-Q/A
period 1996-09-30
MCKESSON CORP
filed 1997-06-09
CIK 927653

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

                 PART I.  FINANCIAL INFORMATION
                 ===============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                            Restated
                           (unaudited)


                                         September 30, March 31,
                                             1996        1996
                                            ------      ------
                                               (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                $  133.3    $  260.8
  Marketable securities available for sale     57.0       195.4
  Receivables                                 933.0       672.8
  Inventories                               1,283.8     1,317.0
  Prepaid expenses and other                   26.2        17.0
                                            -------     -------
     Total                                  2,433.3     2,463.0
                                            -------     -------
Property, Plant and Equipment
  Land                                         37.9        38.0
  Buildings, machinery and equipment          709.0       675.7
                                            -------     -------
     Total                                    746.9       713.7

  Accumulated depreciation                   (380.2)     (357.7)
                                            -------     -------
     Net                                      366.7       356.0

Goodwill and other intangibles                192.5       183.7
Net assets of discontinued
 operations (Note 3)                          121.1       125.7
Other assets                                  271.9       231.8
                                            -------     -------
     Total Assets                          $3,385.5    $3,360.2
                                            =======     =======



                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                            Restated
                           (unaudited)


                                         September 30, March 31,
                                             1996        1996
                                            ------      ------
                                               (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Drafts payable                           $  240.2    $  194.0
  Accounts payable - trade                  1,176.1     1,149.2
  Short-term borrowings                        95.0         6.6
  Current portion of long-term debt            23.8        27.9
  Salaries and wages                           27.1        26.3
  Taxes                                       100.3        92.2
  Interest and dividends                       18.5        19.0
  Other                                       122.6       127.3
                                            -------     -------
     Total                                  1,803.6     1,642.5
                                            -------     -------
Postretirement Obligations and
 Other Noncurrent Liabilities                 212.7       216.6
                                            -------     -------
Long-Term Debt                                439.5       436.5
                                            -------     -------
Stockholders' Equity
  Common stock                                  0.4         0.4
  Additional paid-in capital                  330.9       332.0
  Other capital                               (37.6)      (36.2)
  Retained earnings                           959.2       968.9
  Accumulated translation adjustment          (42.8)      (49.7)
  ESOP notes and guarantee                   (120.2)     (122.5)
  Treasury shares, at cost                   (160.2)      (28.3)
                                            -------     -------
     Net                                      929.7     1,064.6
                                            -------     -------
     Total Liabilities
      and Stockholders' Equity             $3,385.5    $3,360.2
                                            =======     =======

See Financial Notes.


                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                            Restated
                           (unaudited)

                             Three Months Ended Six Months Ended
                               September 30      September 30
                              ---------------   ---------------
                               1996     1995     1996     1995
                              ------   ------   ------   ------
                                    (in millions - except
                                     per share amounts)

REVENUES                     $2,730.9 $2,402.6 $5,401.5 $4,790.9
                              -------  -------  -------  -------
COSTS AND EXPENSES
 Cost of sales                2,499.9  2,173.3  4,938.6  4,340.4
 Selling, distribution
  and administration            179.0    171.4    356.5    333.9
 Purchased in-process
  technology (Note 2)               -        -     48.2        -
 Interest                        10.2     11.5     21.1     23.2
                              -------  -------  -------  -------
     Total                    2,689.1  2,356.2  5,364.4  4,697.5
                              -------  -------  -------  -------

INCOME BEFORE TAXES ON  INCOME   41.8     46.4     37.1     93.4

TAXES ON  INCOME                (16.0)   (18.2)   (32.7)   (37.2)
                              -------  -------  -------  -------
INCOME AFTER TAXES
 Continuing operations           25.8     28.2      4.4     56.2
 Discontinued
  operations (Note 3)             2.3      3.5      5.6      8.3
                              -------  -------  -------  -------
     NET INCOME              $   28.1 $   31.7 $   10.0 $   64.5
                              =======  =======  =======  =======

EARNINGS PER COMMON SHARE
 Fully diluted earnings
  Continuing operations      $   0.59 $   0.61 $   0.10 $   1.21
  Discontinued operations        0.05     0.07     0.12     0.17
                              -------  -------  -------  -------
     Total                   $   0.64 $   0.68 $   0.22 $   1.38
                              =======  =======  =======  =======
 Primary earnings
  Continuing operations      $   0.59 $   0.61 $   0.10 $   1.21
  Discontinued operations        0.05     0.07     0.12     0.17
                              -------  -------  -------  -------
     Total                   $   0.64 $   0.68 $   0.22 $   1.38
                              =======  =======  =======  =======

 Dividends                   $   0.25 $   0.25 $   0.50 $   0.50
                              =======  =======  =======  =======

SHARES ON WHICH EARNINGS
PER COMMON SHARE WERE BASED
  Fully diluted                  43.8     46.7     44.6     46.8
  Primary                        43.8     46.7     44.6     46.7


See Financial Notes.

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                            Restated
                           (unaudited)


                                             Six Months Ended
                                               September 30
                                            ------------------
                                             1996        1995
                                            ------      ------
                                               (in millions)
Operating Activities
 Income  from continuing operations        $    4.4    $   56.2
 Adjustments to reconcile to net cash
  provided (used) by operating activities
   Depreciation                                31.3        27.5
   Amortization                                 4.9         3.5
   Provision for receivables reserves           3.6         4.6
   Deferred taxes on income                     2.0        (5.5)
   Gain on sale of subsidiary                    -        (11.2)
   Other non-cash items (Note 2)               45.9        (1.3)
                                            -------     -------
     Total                                     92.1        73.8
                                            -------     -------
   Effects of changes in
    Receivables                              (256.3)      (96.4)
    Inventories                                35.1        48.1
    Accounts and drafts payable                74.1       113.5
    Taxes                                      17.1       (55.5)
    Other                                     (27.5)      (79.2)
                                            -------     -------
     Total                                   (157.5)      (69.5)
                                            -------     -------
    Net cash provided (used) by
     continuing operations                    (65.4)        4.3
                                            -------     -------
   Discontinued operations                      9.0        21.8
                                            -------     -------
    Net cash provided (used) by
     operating activities                     (56.4)       26.1
                                            -------     -------
Investing Activities
 Purchases of marketable securities            (0.2)     (130.3)
 Maturities of marketable securities          141.8        49.9
 Property acquisitions                        (41.4)      (37.7)
 Properties sold                                1.3         5.8
 Acquisitions of businesses, less cash and
  short-term investments acquired             (61.4)      (11.3)
 Proceeds from sale of subsidiary                -         36.1
 Investing activities of
  discontinued operations                      (0.9)        6.5
 Other                                        (23.9)       (5.3)
                                            -------     -------
     Net cash provided (used) by
      investing activities                     15.3       (86.3)
                                            -------     -------


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

The financial statements have been restated to reflect in the first quarter ended June 30, 1996, the $48.2 million charge to write off the portion of the purchase price of AHI allocated to technology for which feasibility had not been established as of the acquisition date of April 23, 1996. Such charge was recorded in the third quarter ended December 31, 1996 in the originally filed financial statements. The effects of the restatement on the financial statements as of and for the periods ended September 30, 1996 are as follows:


                         As Previously Reported        As Restated
                         ----------------------        -----------
                          (in millions, except per share amounts)

Total Assets                       $3,433.7            $3,385.5
Stockholders' Equity                  977.9               929.7
Quarter Ended
 September 30, 1996:
Net Income                             28.1                28.1
Fully Diluted
 Earnings Per Share                      .64                 .64
Six Months Ended
 September 30, 1996:
Net Income                             58.2                10.0
Fully Diluted
 Earnings Per Share                     1.30                 .22

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

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------

     The Company's Armor All and Service Merchandising segments have been classified as discontinued operations in the current quarter, and prior periods have been restated accordingly (see Financial Note 3). The revenues and operating profit of the Company's continuing operations by business segment are as follows:

                      Three Months Ended      Six Months Ended
                         September 30           September 30
                     --------------------   --------------------
                                       %                      %
                      1996     1995   Chg.   1996     1995   Chg.
                     ------   ------  ---   ------   ------  ---
                                    (in millions)
REVENUES
Health Care Services
 Direct Delivery
  U.S. (1)         $2,272.4 $1,935.9 17.4 $4,491.9 $3,864.9  16.2
  International       375.0    387.1 (3.1)   751.8    770.2  (2.4)
                    -------  -------       -------  -------
    Total Health
     Care Services  2,647.4  2,323.0 14.0  5,243.7  4,635.1  13.1
Water Products         77.6     74.1  4.7    148.0    138.1   7.2
Corporate               5.9      5.5           9.8     17.7
                    -------  -------       -------  -------
    Total          $2,730.9 $2,402.6 13.7 $5,401.5 $4,790.9  12.7
                    =======  =======       =======  =======

OPERATING PROFIT
Health Care Serv.(2) $ 45.3   $ 45.1  0.4   $ 48.6   $ 94.0 (48.3)
Water Products         14.4     13.6  5.9     24.0     22.5   6.7
                     ------   ------        ------   ------
    Total              59.7     58.7  1.7     72.6    116.5 (37.7)
Interest - net (3)     (7.5)    (2.2)        (15.2)    (4.8)
Corporate and other   (10.4)   (10.1)        (20.3)   (18.3)
                     ------   ------        ------   ------
Income before taxes  $ 41.8   $ 46.4 (9.9)  $ 37.1   $ 93.4 (60.3)
                     ======   ======        ======   ======

(1) U.S. Health Care revenues reflect the reclassification of sales and cost of sales associated with sales to customers' warehouses and include only the gross margin on such sales in revenues.

(2) Health Care Services operating profit for the six months ended September 30, 1996, includes a charge for $48.2 million to write off the portion of the purchase price of AHI allocated to technology for which feasibility had not been established as of the acquisition date.

(3)  Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
-------------------
     Net income for the second quarter decreased to $28.1 million, $.64 per fully-diluted share, from $31.7 million, $.68 per share in the prior year. For the six month period, net income decreased to $10.0 million, $.22 per share, from $64.5 million, $1.38 per share for the comparable period in the prior year. Results for the six month period include a $48.2 million charge to write off the portion of the purchase price of AHI allocated to technology for which feasibility had not been established as of the acquisition date. The results also included income from the discontinued Armor All and Service Merchandising segments of $2.3 million, $.05 per share and $3.5 million, $.07 per share in the second quarter and $5.6 million, $.12 per share, and $8.3 million, $.17 per share for the six month periods of fiscal 1997 and 1996, respectively. The increase in earnings in the Health Care Services segment (before the $48.2 million charge noted above), including costs associated with strategic initiatives, was more than offset by lower earnings from the discontinued Service Merchandising segment and higher net interest expense.

     The effective income tax rate applicable to continuing operations for the six months ended September 30, 1996 differed from the effective tax rate for the comparable period in fiscal 1996 primarily due to the write-off in the first quarter period of purchased in-process technology acquired with AHI of $48.2 million, which had no associated tax benefit.


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

     Operating profit for the quarter was flat with the prior year but decreased by 48.3% for the six month period. Excluding the effect of the $48.2 million charge noted above, operating profit increased by 3% for the six-month period. Results for the three and six month periods include $4.0 million and $8.2 million, respectively, of costs associated with a series of strategic initiatives designed to improve the Company's competitiveness in the retail and institutional market segments. These costs were partially offset by continued growth in the Company's U.S. Health Care business in every customer segment (independents, chain stores and hospitals) and operating expense efficiencies. The prior year second quarter results included a pretax gain of $11.2 million from the sale of the Central American operation. This gain was offset by research and development costs associated with retail and institutional initiatives and expenses incurred to further streamline operating and administrative functions.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


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

     The Company's debt-to-capital ratio increased from 31% at March 31, 1996 to 38% at September 30, 1996 largely as a result of short-term borrowings by its health care products distribution operations in Canada.

     On November 11, 1996, the Company announced the completion of the FoxMeyer acquisition referred to in Financial Note 4.

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