Form 10-K
period 1997-03-31
MCKESSON CORP
filed 1997-06-19
CIK 927653

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

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

  Common Stock, $.01 par value                      New York Stock Exchange
                                                     Pacific Exchange, Inc.

  Preferred Stock Purchase Rights                   New York Stock Exchange
                                                     Pacific Exchange, Inc.

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

Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 2, 1997: $2,628,255,561

Number of shares of common stock outstanding at June 2, 1997:  45,897,016


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997 are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on July 30, 1997 are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


Item                                                                            Page
----                                                                            ----
                                    PART I

  1.    Business.............................................................      1

  2.    Properties...........................................................      5

  3.    Legal Proceedings....................................................      6

  4.    Submission of Matters to a Vote of Security Holders..................      8

        Executive Officers of the Registrant.................................      9


                                    PART II

  5.    Market for the Registrant's Common Stock and
         Related Stockholder Matters.........................................     11

  6.    Selected Financial Data..............................................     11

  7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................     11

  8.    Financial Statements and Supplementary Data..........................     11

  9.    Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..............................     11


                                   PART III

 10.    Directors and Executive Officers of the Registrant...................     12

 11.    Executive Compensation...............................................     12

 12.    Security Ownership of Certain Beneficial Owners and Management.......     12

 13.    Certain Relationships and Related Transactions.......................     12


                                    PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......     13

       Signatures............................................................     15

                                     PART I

ITEM 1.   BUSINESS

(a)  General Development of Business

     The Company's objective is to become the world leader in health care supply and comprehensive pharmaceutical management across the entire supply chain, from manufacturer to patient. (As used herein, the term "Company" includes McKesson Corporation and its consolidated subsidiaries.) Since late 1995, in pursuit of this goal, the Company completed a number of acquisitions and undertook several initiatives to further focus the Company on its core health care business:

   . In December 1995, the Company acquired McKesson BioServices Corporation, a business that provides product marketing and support services for the pharmaceutical industry, for approximately $20 million.

   . In April 1996, the Company acquired Automated Healthcare, Inc. ("AHI"), a business that specializes in automated pharmaceutical dispensing systems for health care institutions, for approximately $65 million.

   . In November 1996, the Company acquired the pharmaceutical distribution business of FoxMeyer Corporation ("FoxMeyer") out of bankruptcy for approximately $598 million.

   . In December 1996, the Company disposed of its 55% equity interest in Armor
     All Products Corporation ("Armor All"), a non-health care business.

   . In February 1997, the Company acquired General Medical Inc., a multi-market distributor of medical-surgical supplies, for approximately $775 million.

   . In March 1997, the Company disposed of Millbrook Distribution Services Inc.
     ("Millbrook") a non-health care business.

   . In March 1997, the Company sold its Aqua-Vend vended water business, a unit of the Water Products segment.


     Developments which could be considered significant to individual segments of the business are described under (c)(1) "Narrative Description of Business" on pages 2 through 5 of this report.


(b)  Financial Information About Industry Segments

     Financial information for the three years ended March 31, 1997 appears in Financial Note 16, "Segments of Business", on page 46 of the 1997 Annual Report to Stockholders, which note is incorporated herein by reference.

(c)  Narrative Description of Business

     (1) Description of Segments of Business

     The Company conducts its operations through two operating business segments which generated annual sales in fiscal 1997 of $12.9 billion, approximately 98% of which were generated by the Health Care Services segment and approximately 2% of which were generated by McKesson's Water Products (as hereinafter defined) business.


Health Care Services

PRODUCTS & MARKETS

     Through its Health Care Services segment, the Company is the largest distributor of ethical and proprietary drugs and health and beauty care products in North America. The Company is the market leader in its core U.S. drug distribution businesses. U.S. Health Care Services operations also include Healthcare Delivery Systems, Inc. ("HDS") and McKesson BioServices Corporation, through which the Company provides marketing and other support services to drug manufacturers, AHI, a business that specializes in automated pharmaceutical dispensing systems for hospitals and Zee Medical, Inc., a distributor of first-aid products and supplies to industrial and commercial customers. International operations include Medis Health and Pharmaceutical Services Inc., a wholly-owned subsidiary and the largest pharmaceutical distributor in Canada, and the Company's 22.7% equity interest in Nadro, S.A. de C.V., the largest pharmaceutical distributor in Mexico.

     The Company's domestic distribution operations include the pharmaceutical health care products and medical-surgical supplies distribution businesses. The Company supplies drugs and health and beauty care products to independent and chain drug stores, hospitals, alternate-site facilities, food stores and mass merchandisers in all 50 states. Using the names "Economost" and "Econolink" and a number of related service marks, the Company has promoted electronic order entry systems and a wide range of computerized merchandising and asset management services for drug retailers and hospitals. The Company also supplies computer-based practice management systems to drug retailers. The Company believes that its financial strength, purchasing leverage, nationwide network of distribution centers, and advanced logistics and information technologies provide competitive advantages to its drug distribution operations. For example, the Company uses Acumax(R), a computerized bar-code scanning system, to track items in its warehouses. Acumax enables the Company to achieve order filling and inventory accuracy levels of more than 99%, ensuring that the right product arrives at the right time and place for both the Company's customers and their patients.

     Health Care Services serves three primary customer segments: retail independent pharmacies, retail chains and institutional providers (including hospitals, health care facilities and pharmacy service operators) which represents approximately 37%, 31% and 32% respectively, of U.S. Health Care Services revenues. In addition, McKesson's Pharmaceutical and Retail Services unit focuses on drug manufacturers as a customer segment by providing them marketing and other support services.

     Independent Pharmacies. In addition to distribution services, the Company provides value added services to independent retail pharmacies through management information systems, including inventory management, electronic billing, current pricing and other financial management offerings. In February 1996, the Company launched the OmniLink/SM/ centralized pharmacy technology platform and the associated Valu-Rite/CareMax/SM/ network of independent pharmacies. The combined offering is designed to link independent pharmacies, creating a "virtual chain" for contracting with pharmaceutical suppliers and managed care organizations. As of March 31, 1997, OmniLink had been installed in over 1,800 pharmacies.

     OmniLink is designed to offer pharmacies streamlined transaction processing through connectivity with managed care organizations, while promoting compliance with managed care formularies and appropriate reimbursement from managed care plans. The service also improves cash flow for pharmacies and enhances pharmacy revenues through programs such as 24-hour advanced funding of third-party reimbursements, prescription refill reminders, patient direct marketing and distribution of coupons and samples from over-the-counter products.

     The Company currently has two pharmacy programs for independent pharmacies-Valu-Rite(R), a voluntary cooperative program, and Health Mart(R), a franchise program. Through Valu-Rite, the Company provides its independent U.S. retail drug store customers with a common marketing identity, group advertising, purchasing programs, promotional merchandise and access to a pharmacy provider network. At March 31, 1997, approximately 5,200 stores were participating in the Valu-Rite program. Through Health Mart, acquired as part of the FoxMeyer transaction, the Company provides its community pharmacists with a franchise program. Currently, Health Mart has approximately 650 franchisees. Together, Valu-Rite and Health Mart pharmacies comprise approximately 25% of the nation's independent retail pharmacies.

     Retail chains. Retail drug chains do business with the Company mainly through primary sourcing and secondary sourcing. In primary sourcing, a chain depends on the Company to supply its logistics, warehousing and contract administration functions, much as the Company performs primary distribution for all other retail customers. In secondary sourcing, the Company "backs up" the chains' own warehouses with deliveries on an as-needed basis.

     Institutional Business. The Company, through its McKesson Health Systems unit, provides drug distribution services, and related logistics and management information systems support, to the institutional market, which includes hospitals, alternate-sites and integrated health networks. The acquisition of FoxMeyer strengthened the Company's position in the institutional marketplace. Also, the General Medical acquisition further enhanced the Company's competitiveness, particularly in the fast-growing alternate-site segment. General Medical is the nation's leading supplier of medical-surgical supplies to the full range of alternative-site health care facilities, including physicians and clinics, long-term care and home-care sites, and is the third largest distributor of medical-surgical supplies to hospitals.

     Manufacturers. The Company's Pharmaceutical and Retail Services unit develops innovative marketing and distribution services to help build and sustain sales for manufacturers' pharmaceutical products. Through its HDS unit, this group operates integrated systems for specialized delivery of biotech and other high-cost pharmaceutical therapies. These systems manage manufacturer cost and information requirements through financial assistance programs for patients, reimbursement support and patient advocacy programs, product hot-lines, pharmacy-based sampling and physician and patient information programs. These services are also provided to manufacturers on a stand-alone basis outside of integrated service systems. Through McKesson BioServices Corporation, this group also provides support services to commercial, non-profit and governmental organizations engaged in drug development and biomedical research including biological repository management, clinical trials support and regulatory process management services.

     The Company also provides a service to drug manufacturers with McKesson Select Generics/SM/, an enhancement of the Company's Multi-Source Complete(R) generic drug program which was launched in May 1996. Through the Select Generics program, retail customers have access to a broad line of approximately 1,350 generic items, and single suppliers are chosen for each item, thereby offering to manufacturers the advantage of exclusivity and compliance.

COMPETITION

     In every area of operations, the distribution businesses face strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, and from manufacturers engaged in direct distribution. The particular areas in which U.S. Health Care Services provides services are in a rapid state of development, and therefore there are no clearly defined markets in which U.S. Health Care Services competes. It nonetheless faces competition from various other service providers and from pharmaceutical and other health care manufacturers (as well as other potential customers of U.S. Health Care Services) which may from time to time decide to develop, for their own internal needs, those services which are provided by U.S. Health Care Services and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in the Health Care Services segment.

INTELLECTUAL PROPERTY

     The principal trademarks and service marks of the Health Care Services segment are: ECONOMOST(R), ECONOLINK(R), VALU-RITE(R), Valu-Rite/CareMax, OmniLink, Health Mart(R) and R\\X\\OBOT/TM/. The Company also owns other registered and unregistered trademarks and service marks and similar rights. All of the principal marks are registered in the United States and registration has been obtained or applied for in Canada with respect to such marks. The United States federal registrations of these trademarks and service marks have ten or twenty year terms, depending on date of registration; the Canadian registrations have fifteen year terms. All are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Health Care Services segment.


Water Products

PRODUCTS & MARKETS

     McKesson Water Products Company ("Water Products") is a leading provider in the $3.4 billion bottled water industry in the United States. It is one of the largest bottled water companies in most of the geographic markets in which it competes. Water Products is primarily engaged in the processing and sale of bottled drinking water delivered to more than 530,000 homes and businesses under its Sparkletts(R), Alhambra(R), and Crystal/TM/ brands in California, Arizona, Nevada, Oklahoma, Washington, Texas and New Mexico. It also sells packaged water through retail stores.

COMPETITION

     Although this business faces competition from several larger competitors, the competition is generally widely dispersed between many different entities. Principal among the large local competitors of the Water Products segment are:
Arrowhead (California and Arizona) and Ozarka/Oasis (Texas) (both owned by Nestle); Hinckley & Schmitt (Arizona, Las Vegas, and Southern California) and Sierra Springs (Northern California and Texas) (both owned by Suntory International Corporation); Crystal Geyser (nationally distributed); Evian (nationally distributed) (owned by Groupe Donone, S.A.) and private label brands. This operation faces significant competition in both price and service in all aspects of its business.

INTELLECTUAL PROPERTY

     The principal trademarks and service marks of the Water Products segment are: SPARKLETTS/R/, ALHAMBRA/R/ and CRYSTAL/TM/. Water Products also owns other registered and unregistered trademarks and service marks used by the Water Products segment. All of the principal trademarks and service marks are registered in the United States, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Water Products segment.


     (2) Other Information About the Business

     Customers -- No material part of the business is dependent upon a single or a very few customers, the loss of any one of which could have a material adverse effect on the Company or any of its business segments.

     Environmental Legislation -- The Company sold its chemical distribution operations in fiscal 1987. In connection with the disposition of those operations, the Company retained responsibility for certain environmental obligations and has entered into agreements with the Environmental Protection Agency and certain states pursuant to which it is or may be required to conduct environmental assessments and cleanups at several closed sites. These matters are described further in Item 3 "Legal Proceedings" on pages 6 to 8 of this report. Other than any capital expenditures which may be required in connection with those matters, the Company does not anticipate making substantial capital expenditures for environmental control facilities or to comply with environmental laws and regulations in the future. The amount of capital expenditures expended by the Company for environmental compliance was not material in fiscal 1997 and is not expected to be material in the next fiscal year.

     Employees -- At March 31, 1997, the Company employed approximately 13,300 persons.

     Backlog Orders -- Both of the Company's segments seek to promptly fill or otherwise satisfy the orders of each such segment's customers. Accordingly, neither of the Company's segments has a significant backlog of customer orders.


(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales

     Information as to foreign operations is included in Financial Note 16, "Segments of Business" on page 46 of the 1997 Annual Report to Stockholders, which note is incorporated herein by reference.



ITEM 2.   PROPERTIES

     Because of the nature of the Company's principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and adequate to meet its needs for the next several years. Information as to material lease commitments is included in Financial Note 11, "Lease Obligations" on page 41 of the 1997 Annual Report to Stockholders, which note is incorporated herein by reference. Due to the numerous warehousing, office and other facilities utilized by the Company in its business operations, the Company does not believe that any one of its facilities is materially important to the Company.


ITEM 3.   LEGAL PROCEEDINGS

     In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of the Company's business.

     The Company currently is a defendant in seven civil actions filed since late 1993 by retail pharmacies. The first proceeding, Feitelberg v. Abbott Laboratories, is pending in the Superior Court for the State of California (County of San Francisco) and is now referred to as Coordinated Proceeding Special Title, Pharmaceutical Cases I, II and III. The second proceeding, HJB, Inc. v. Abbott Laboratories (now known as MDL 997), is pending in the United States District Court for the Northern District of Illinois. The third proceeding, K-S Pharmacies, Inc. v. Abbott Laboratories, is pending in the Circuit Court of Wisconsin for Dane County. A fourth action, Adams v. Abbott Laboratories, was filed in the U.S. District Court for the Eastern District of Arkansas. A fifth action, Salk Drug Co. v. Abbott Laboratories, was filed in the District Court of Minnesota, Fourth Judicial District. A sixth action was filed in California Superior Court for San Francisco County, Horton v. Abbott Laboratories, et. al. has been consolidated with Coordinated Proceeding Special Title, Pharmaceutical Cases I, II and III. A seventh case, Durrett v. Upjohn Co., filed in the United States District Court for the Northern District of Alabama, was served on McKesson in 1996. These actions were brought as purported class actions on behalf of all other similarly-situated retail pharmacies. A class has been certified in Feitelberg and in MDL 997. There are numerous other defendants in these actions including pharmaceutical manufacturers, a pharmaceutical mail order firm, and several other wholesale distributors. These cases allege, in essence, that the defendants have unlawfully conspired together and agreed to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, discriminatory, and non-competitive levels, all in violation of various state and federal antitrust laws. Some of the plaintiffs specifically contend that the wholesaler and manufacturer defendants are engaged in a conspiracy to fix prices charged to plaintiffs and members of the purported classes (independent and chain retail drug stores) above the price levels charged to mail order pharmacies, HMOs and other institutional buyers. The California cases allege, among other things, violation of California antitrust law. In MDL 997, plaintiffs allege that defendants' actions constitute price fixing in violation of the Sherman Act. In the K-S Pharmacies, Inc., Salk Drug and Durrett complaints, plaintiffs allege violation of Wisconsin, Minnesota and Alabama antitrust laws, respectively. In each of the complaints, except Adams, plaintiffs seek certification as a class and remedies in the form of injunctive relief, unquantified monetary damages (trebled as provided by law), and attorneys fees and costs. In addition, the California cases seek restitution. In MDL 997, plaintiffs have appealed the court's ruling granting the motion for summary judgment filed by the Company and other wholesaler defendants. In K-S Pharmacies, the court dismissed the Company and other wholesaler defendants with prejudice and plaintiffs have appealed. In Durrett, the court denied the wholesaler's motion to dismiss. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in all of these cases. In addition, the Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

     In December 1996, a purported stockholder class action entitled Vogel vs. Armstrong, et. al. was filed in the Court of Chancery of the State of Delaware against the Company, Armor All Products

Corporation ("Armor All"), then current members of Armor All's Board of Directors and The Clorox Company ("Clorox"). The complaint alleges that (i) the Company and Armor All's directors breached their fiduciary duties to Armor All's public shareholders by entering into an agreement to sell Armor All for an insufficient price, (ii) the Company and the Armor All directors, contrary to their fiduciary duties, consummated the sale in order to favor the Company over the public shareholders of Armor All, and (iii) Clorox, in purchasing the shares of Armor All, aided and abetted those breaches of fiduciary duty. Plaintiff seeks rescission, compensatory damages, interest, attorneys fees and costs. The Company has filed a motion to dismiss the complaint, believes it has meritorious defenses to the allegations made against it, and intends to vigorously defend the litigation.

     In January 1997, the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson Corporation, et. al. filed in the District Court in Dallas County, Texas. In its complaint, Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation collectively, "FoxMeyer Corporation") alleges that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of at least $400 million, punitive damages, attorneys fees and costs. The Company has answered the complaint, denying the allegations, and removed the case to federal bankruptcy court in Dallas. A motion by defendants to transfer the case to bankruptcy court in Delaware and a motion by Plaintiff to remand the case to Texas State Court are pending. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend the litigation.

     In July 1995, a purported class action was filed in the Supreme Court of the State of New York against General Medical Corp., Inc. and several other defendants by Richard A. Bernstein, Chairman and President of Rabco Health Services, Inc. and Chairman of General Medical at the time of its leveraged buyout in 1993. Plaintiff alleges a conspiracy to orchestrate the buyout of plaintiff's interest in Rabco at an unfairly low price. Plaintiff alleges common law fraud, breach of fiduciary duty and inducing breach of fiduciary duty. Plaintiff seeks rescissionary damages of $50 million, compensatory damages of $25 million, and punitive damages of $25 million. The complaint was dismissed in September 1996 and an appeal by plaintiff is pending. The Company believes that it has meritorious defenses to the allegations made against it and intends to vigorously defend the action.

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

     The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $22 million, net of $5 million which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $22 million is expected to be paid out between April 1997 and March 2028 and is included in the Company's recorded environmental reserves at March 31, 1997.

     In addition, the Company has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 22 Superfund sites. With respect to each of these Superfund sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 22 Superfund sites is approximately $2 million, net of $4 million which insurance companies, and $3 million which another PRP, are expected or have agreed to contribute to the Company's allocated share. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant. The $2 million is included in the Company's recorded environmental reserves at March 31, 1997.

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

     Management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed in the preceding paragraphs will not have a material adverse effect on the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 1997.

                      Executive Officers of the Registrant


     The following table sets forth information concerning the executive officers of the Registrant as of June 2, 1997. The number of years of service with the Company includes service with predecessor and acquired companies, including McKesson.

     There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

     Name               Age        Position with Registrant and Business Experience
---------------------  -----  ----------------------------------------------------------
Alan Seelenfreund       60    Chairman of the Board since July 1994 and a Director since
                              November 1994; Chairman and Chief Executive Officer (July
                              1994-March 1997).  Formerly Chairman of the Board and
                              Chief Executive Officer (November 1989-November 1994) and
                              a Director (July 1988-November 1994) of McKesson. Service
                              with the Company - 22 years.

Mark A. Pulido          44    Chief Executive Officer since April 1997 and President and
                              Chief Operating Officer and a Director since May 1996.
                              Chief Executive Officer, Sandoz Pharmaceuticals Corporation
                              (January-April 1996) and Chief Operating Officer (December
                              1994-December 1995).  Other positions in the previous five years, all with Red Line Healthcare Corporation, a Sandoz
                              affiliate:  Chairman of the Board (December 1994-January
                              1996), Chairman, President and Chief Executive Officer
                              (March 1992-November 1994), President and Chief Executive
                              Officer (January 1992-March 1992).  Service with the
                              Company - 1 year 1 month.

William A. Armstrong    56    Vice President Human Resources and Administration since
                              September 1994.  Formerly Vice President Human Resources
                              and Administration (April 1993-November 1994) and Vice
                              President Administration (July 1991-April 1993) of McKesson.
                              Service with the Company - 25 years.

Michael T. Dalby        51    Vice President Strategic Planning since September 1994.
                              Principal at McKinsey & Company, Inc., an international
                              management consulting firm (1988-1994).  Service with the
                              Company - 2 years 9 months.

John H. Hammergren      38    Vice President and President of McKesson Health Systems
                              since January 1996.  President, Medical/Surgical Division,
                              Kendall Healthcare Products Company (1993-1996) and Vice
                              President and General Manager (1991-1993). Service with the
                              Company - 1 year 5 months.

Richard H. Hawkins      47    Vice President and Chief Financial Officer since September
                              1996; Vice President and Controller (September 1994-
                              September 1996). Formerly Vice President (April 1993-
                              November 1994) and Controller (April 1990-November 1994)
                              of McKesson, Chief Financial Officer (September 1993-
                              November 1994) of McKesson's Drug Company division and
                              Vice President Finance (February 1991-April 1993) of
                              McKesson's Distribution Group.  Service with the Company -
                              13 years.

     Name               Age        Position with Registrant and Business Experience
---------------------  -----  ----------------------------------------------------------
David L. Mahoney        42    Vice President since September 1994 and President,
                              Pharmaceutical and Retail Services since August 1996;
                              President, Pharmaceutical Services Group (February-August
                              1996).  Formerly President of Healthcare Delivery Systems,
                              Inc., a wholly-owned subsidiary of the Company, (September
                              1994-December 1995) and Vice President Strategic Planning
                              (July 1990-September 1994) of McKesson.  Service with the
                              Company - 7 years.

Mark T. Majeske         39    Vice President and President, Customer Operations since
                              August 1996; Executive Vice President, Field Operations
                              (November 1995-July 1996) and Executive Vice President, Central
                              Region, Drug Company division (July 1994-November 1995). Senior
                              Vice President of Field Operations Hamilton HallMark
                              Electronics (April-July 1994) and Vice President of Strategic,
                              Canada and NAFTA Operations from 1992 to April 1994. Service with the Company - 2 years 11 months.

Ivan D. Meyerson        52    Vice President and General Counsel since July 1994. Formerly Vice
                              President and General Counsel (January 1987-November 1994) of
                              McKesson.  Service with the Company - 19 years.

Nancy A. Miller         53    Vice President and Corporate Secretary since July 1994.
                              Formerly Vice President and Corporate Secretary
                              (December 1989-November 1994) of McKesson.  Service with the
                              Company - 19 years.

Steven B. Nielsen       49    Vice President since March 1997 and Chairman and Chief
                              Executive Officer of General Medical Inc. (since May 1994) and of GM
                              Holdings, Inc. and General Medical Corporation (since December 1993), all wholly-owned subsidiaries of the Company.  President of General
                              Medical Corporation (December 1988-April 1997).  Service with the
                              Company - 3 months.

Charles A. Norris       51    Vice President and President of McKesson Water Products Company, a
                              wholly-owned subsidiary of the Company, since September 1994.
                              Formerly Vice President of McKesson (April 1993-November 1994) and
                              President (May 1990-November 1994) of McKesson Water Products Company,
                              a wholly-owned subsidiary of McKesson.  Service with the Company - 7 years.

Alan M. Pearce          48    Treasurer since May 30, 1997; Assistant Treasurer (September 1994-
                              May 30, 1997).  Formerly Assistant Treasurer (August 1977-September 1994)
                              of McKesson.  Service with the Company - 19 years.

Carmine J. Villani      54    Vice President and Chief Information Officer since January 1997; Vice President,
                              Information Management of the Drug Company division (November 1994-January 1997).
                              Formerly Vice President, Technology Integration (1992-1994) of McKesson.  Service
                              with the Company - 5 years.

Heidi E. Yodowitz       43    Controller since October 1996; Staff Vice President, Planning & Analysis (1995 to
                              1996) and Assistant Controller (September 1994-1995).  Formerly Assistant
                              Controller of McKesson (June 1990-September 1994). Service with the
                              Company - 7 years.


                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

(a)  Market Information

     The principal market on which the Company's common stock is traded is the New York Stock Exchange and on the Pacific Stock Exchange. High and low prices for the common stock by quarter appear in Financial Note 18, "Quarterly Financial Information (Unaudited)" on page 49 of the 1997 Annual Report to Stockholders which note is incorporated herein by reference.


(b)  Holders

     The number of record holders of the Company's common stock as of March 31, 1997 was 14,385.


(c)  Dividends

     Dividend information is included in Financial Note 18, "Quarterly Financial Information (Unaudited)" on page 49 of the 1997 Annual Report to Stockholders, which note is incorporated herein by reference.



ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data is shown on pages 20 and 21 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     Management's discussion and analysis of the Company's financial condition and results of operations appears in the Financial Review on pages 22 to 28 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data appear on pages 29 to 49 of the 1997 Annual Report to Stockholders and are incorporated herein by reference.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated by reference from the Company's 1997 Proxy Statement (the "Proxy Statement"). Certain information relating to Executive Officers of the Company appears at pages 9 and 10 of this Form 10-K Annual Report. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Company's 1997 Proxy Statement.



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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules

     The following consolidated financial statements of the Company and the Independent Auditors' Report are included in the 1997 Annual Report to Stockholders and are incorporated by reference in Item 8. Page number references are to the 1997 Annual Report to Stockholders.

                                                                           Page
                                                                           ----

     Independent Auditors' Report                                           50

     Consolidated Financial Statements

          Statements of Consolidated Income for the years ended
           March 31, 1997, 1996 and 1995                                    29

          Consolidated Balance Sheets, March 31, 1997, 1996 and 1995        30

          Statements of Consolidated Cash Flows for the years ended
           March 31, 1997, 1996 and 1995                                    31

          Statements of Consolidated Stockholders' Equity for the
           years ended March 31, 1997, 1996 and 1995                      32-33

          Financial Notes                                                 34-49

                                                                           10-K
     The following are included herein:                                    Page
                                                                           ----

          Independent Auditors' Report on Supplementary Financial
           Schedule                                                         16

          Supplementary Financial Schedule:

          II       Consolidated Valuation and Qualifying Accounts           17



     Financial statements and schedules not included or incorporated by reference herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

     Exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index on pages 18 to 23.

(b)  Reports on Form 8-K

          The following reports on Form 8-K or amendments to previously filed reports on Form 8-K were filed during the three months ended March 31, 1997:


     1.   Form 8-K/A Amendment No. 1
          Date of Report:  November 22, 1996      Date Filed:  January 21, 1997

          Item 5.  Other Events
          ---------------------
          The Registrant reported that it and twelve pharmaceutical manufacturers were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson Corporation et. al.

          Item 7.  Financial Statements, Pro Forma Information and Exhibits
          -----------------------------------------------------------------
          The Registrant filed the financial statements and pro forma financial information related to its acquisition of the healthcare distribution business of FoxMeyer Corporation.


     2.   Form 8-K
          Date of Report:  December 31, 1996      Date Filed:  January 13, 1997

          Item 2.  Acquisition or Disposition of Assets
          ---------------------------------------------
          The Registrant reported that it had completed the disposition of its equity interest in Armor All Products Corporation.


     3.   Form 8-K
          Date of Report:  January 28, 1997       Date Filed:  February 5, 1997

          Item 5.  Other Events
          ---------------------
          The Registrant announced that it had signed a definitive agreement to acquire privately held General Medical Inc.


     4.   Form 8-K
          Date of Report:  February 11, 1997      Date Filed:  February 11, 1997

          Item 5.  Other Events
          ---------------------
          The Registrant announced that Mark A. Pulido had been named Chief Executive Officer effective April 1, 1997.


     5.   Form 8-K
          Date of Report:  February 21, 1997      Date Filed:  February 24, 1997

          Item 5.  Other Events
          ---------------------
          The Registrant announced that it had (i) executed a definitive agreement to divest Millbrook Distribution Services Inc., its service merchandising unit, to R.A.B. Holdings, Inc., a private investment group, and (ii) completed its acquisition of General Medical Inc.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           McKESSON CORPORATION

Date:  May 30, 1997                        By:   /s/Richard H. Hawkins
                                               --------------------------------
                                               Richard H. Hawkins, Vice
                                                President and Chief Financial
                                                Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 30, 1997 by the following persons on behalf of the Registrant and in the capacities indicated:



/s/Alan Seelenfreund                       /s/Mark A. Pulido
----------------------------------------   -----------------------------------
Alan Seelenfreund, Chairman of the Board   Mark A. Pulido, President and
                                            Chief Executive Officer and
                                            Director


/s/Richard H. Hawkins                      /s/Heidi E. Yodowitz
----------------------------------------   -----------------------------------
Richard H. Hawkins, Vice President and     Heidi E. Yodowitz, Controller
 Chief Financial Officer


/s/Mary G.F. Bitterman                     /s/Tully M. Friedman
----------------------------------------   -----------------------------------
Mary G.F. Bitterman, Director              Tully M. Friedman, Director


/s/John M. Pietruski
----------------------------------------   -----------------------------------
John M. Pietruski, Director                Carl E. Reichardt, Director


/s/Jane E. Shaw                            /s/Robert H. Waterman, Jr.
----------------------------------------   -----------------------------------
Jane E. Shaw, Director                     Robert H. Waterman, Jr., Director

                        INDEPENDENT AUDITORS' REPORT ON
                        SUPPLEMENTARY FINANCIAL SCHEDULE



The Stockholders and Board of Directors of McKesson Corporation:


We have audited the consolidated financial statements of McKesson Corporation and subsidiaries as of March 31, 1997, 1996 and 1995, and for the years then ended and have issued our report thereon dated May 16, 1997. Such consolidated financial statements and report are included in the 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated supplementary financial schedule of McKesson Corporation, listed in Item 14(a). This consolidated supplementary financial schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
San Francisco, California
May 16, 1997

                                                                     Schedule II
                      McKESSON CORPORATION - CONSOLIDATED
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (in thousands)

            Column A                Column B                    Column C                Column D          Column E
---------------------------------  -----------       ------------------------------   ------------      ------------
                                                                Additions
                                                     ------------------------------
                                    Balance at        Charged to         Charged to
                                    Beginning         Costs and            Other                           Balance at
           Description              of Period          Expenses           Accounts    Deductions/(1)/   End of Period/(2)/
---------------------------------  -----------        ----------          --------    ----------        -------------
 AMOUNTS DEDUCTED FROM
    ASSETS TO WHICH THEY APPLY:

Year Ended March 31, 1997
-------------------------

  Allowances for doubtful
    accounts receivable                $23,743          $23,035/(3)/            -        $24,800          $21,978
  Other reserves                        15,240           18,470                 -         10,974           22,736
                                        ------           ------            ------         ------           ------
                                       $38,983          $41,505           $     -        $35,774          $44,714
                                        ======           ======            ======         ======           ======

Year Ended March 31, 1996
-------------------------

  Allowances for doubtful
   accounts receivable                 $38,249          $13,679           $     -        $28,185          $23,743
  Other reserves                        13,098           10,595                 -          8,453           15,240
                                        ------           ------            ------         ------           ------
                                       $51,347          $24,274           $     -        $36,638          $38,983
                                        ======           ======            ======         ======           ======

Year Ended March 31, 1995
-------------------------

  Allowances for doubtful
   accounts receivable                 $13,582          $49,005/(4)/      $     -        $24,338          $38,249
  Other reserves                        13,135            1,900                 -          1,937           13,098
                                        ------           ------            ------         ------           ------
                                       $26,717          $50,905           $     -        $26,275          $51,347
                                        ======           ======            ======         ======           ======

----------------------------------------
NOTES:

                                               1997              1996                 1995
                                              ------            ------               ------
(1)  Deductions:
       Written off                            $25,107           $28,338              $27,324
       Credited to other accounts              10,667             8,300               (1,049)
                                               ------            ------               ------
        Total                                 $35,774           $36,638              $26,275
                                               ======            ======               ======
(2)  Amounts shown as deductions from:
       Current receivables                    $43,948           $38,088               49,217
       Other assets                               766               895                2,130
                                               ------            ------               ------
        Total                                 $44,714           $38,983              $51,347
                                               ======            ======               ======

(3) Includes charges of $15.1 million for receivable reserves related to management's reevaluation of the U.S. Health Care business' estimated exposures for bad debts, disputed amounts, customer allowances and rebates. See Financial Note 4.

(4) Includes charges of $32.2 million for receivable reserves related to facility closures and a reassessment of credit risks in the Company's Health Care Services business. See Financial Note 4.


                                 EXHIBIT INDEX

Exhibit
Number                            Description
------    ----------------------------------------------------------------------

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

   2.5    Amendment, dated as of August 8, 1994, by and among Old McKesson,
          Parent and Purchaser, which amends the Merger Agreement (Exhibit 2.4
          (5)).

   2.6    Asset Purchase Agreement dated as of October 3, 1996 by and among
          FoxMeyer Corporation, FoxMeyer Drug Company, Health Mart, Inc.,
          FoxMeyer Software, Inc., FoxMeyer Funding, Inc., Healthcare
          Transportation System, Inc. and Merchandise Coordinator Services
          Corporation as Sellers, and the Company, as Purchaser and FoxMeyer
          Health Corporation (Exhibit 2.1 (10)).

   2.7    First Amendment and Waiver to the Asset Purchase Agreement dated as of
          November 7, 1996 by and among FoxMeyer Health Corporation, FoxMeyer
          Corporation, FoxMeyer Drug Company, Healthcare Transportation System,
          Inc., FoxMeyer Software, Inc., FoxMeyer Funding, Inc., Health Mart,
          Inc., Merchandise Coordinator Services Corporation d/b/a FoxMeyer
          Trading Company, and the Company (Exhibit 2.2(10)).

   2.8 Agreement and Plan of Merger, dated as of January 28, 1997, by and among General Medical Inc., the Company, Spider Acquisition
          Corporation and certain stockholders named therein (Exhibit 2.1 (12)).

   3.1 Restated Certificate of Incorporation of the Company, as filed with the Office of the Delaware Secretary of State on February 7, 1996
          (Exhibit 3.1 (8)).

   3.2    Restated By-Laws of the Company, as amended through May 30, 1997
          (Exhibit 4.2 (14)).

   4.1 Rights Agreement dated as of September 14, 1994 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit
          4.1 (4)).

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------    ----------------------------------------------------------------------

   4.2 Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, as Sponsor, The
          First National Bank of Chicago, as Institutional Trustee, First
          Chicago Delaware, Inc., as Delaware Trustee and William A. Armstrong,
          Ivan D. Meyerson and Nancy A. Miller, as Regular Trustees (Exhibit 4.2
          (15)).

   4.3 McKesson Corporation Preferred Securities Guarantee Agreement, dated as of February 20, 1997, between the Company, as Guarantor, and The
          First National Bank of Chicago, as Preferred Guarantor Trustee
          (Exhibit 4.7 (13)).

   4.4 Indenture dated as of March 11, 1997, by and between the Company, as Issuer, and The First National Bank of Chicago, as Trustee.

   4.5 Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed
          10% of the total assets of the Registrant.

   10.1   Tax Sharing Agreement, dated as of July 10, 1994, among the Company,
          Old McKesson, Parent and the Purchaser (Exhibit 10.1 (1)).

   10.2 HDS Services Agreement, dated as of July 10, 1994, among Parent, PCS and Healthcare Delivery Systems, Inc. (Exhibit 10.2 (1)).

   10.3 McKesson Services Agreement, dated as of July 10, 1994, between PCS and the Company (Exhibit 10.3 (1)).

   10.4 Memorandum of Understanding, dated as of July 10, 1994, between Parent and the Company (Exhibit 10.4 (1)).

   10.5   Non-Competition Agreement, dated as of July 10, 1994, between the
          Company, Old McKesson, the Purchaser and Parent (Exhibit 10.5 (1)).

*  10.6   McKesson Corporation 1994 Stock Option and Restricted Stock Plan (as
          amended through March 26, 1997).

*  10.7   McKesson Corporation Supplemental PSIP (Exhibit 10.7 (2)).

*  10.8   McKesson Corporation Deferred Compensation Administration Plan amended as of March 30, 1994 (Exhibit 10.8 (2)).

*  10.9   McKesson Corporation Deferred Compensation Administration Plan II as
          amended though September 28, 1994 (Exhibit 10.9 (2)).

*  10.10  McKesson Corporation Directors' Deferred Compensation Plan (Exhibit
          10.10 (2)).

*  10.11  McKesson Corporation 1994 Option Gain Deferral Plan (Exhibit 10.12
          (3)).


                                 EXHIBIT INDEX

Exhibit
Number                            Description
------    ----------------------------------------------------------------------

*  10.12  McKesson Corporation 1985 Executives' Elective Deferred Compensation
          Plan (Exhibit 10.13 (2)).

*  10.13  McKesson Corporation Management Deferred Compensation Plan (Exhibit
          10.14 (2)).

* 10.14 McKesson Corporation 1984 Executive Benefit Retirement Plan as amended through May 30, 1997.

*  10.15  McKesson Corporation 1988 Executive Survivor Benefits Plan (Exhibit
          10.16 (2)).

*  10.16  McKesson Corporation Executive Medical Plan Summary (Exhibit 10.17
          (3)).

*  10.17  McKesson Corporation 1988 Management Survivor Benefits Plan (Exhibit
          10.18 (2)).

* 10.18 McKesson Corporation Severance Policy for Executive Employees (amended and restated as of May 31, 1996) (Exhibit 10.2 (9)).

*  10.19  McKesson Corporation 1989 Management Incentive Plan (Amended and
          Restated Effective April 26, 1995) (Exhibit B (6)).

*  10.20  McKesson Corporation 1981 Long-Term Incentive Plan (As amended through
          January 29, 1997) (Exhibit C (16)).

* 10.21 McKesson Corporation Stock Purchase Plan (As amended and restated through March 26, 1997) (Exhibit B (16)).

* 10.22 Form of Termination Agreement by and between the Company and certain designated Executive Officers (Exhibit 10.23 (7)).

*  10.23  Description of McKesson Corporation Retirement Program for Nonemployee
          Directors (Exhibit 10.24 (7)).

*  10.24  Separation and Mutual General Release Agreement entered into as of
          February 12,1996 by and between the Company and a former Executive
          Officer (Exhibit 10.24 (8)).

* 10.25 Form of Employment Agreement effective as of January 31, 1996 by and between the Company and corporate Vice President who is also President of the Company's Health Systems unit (Exhibit 10.1 (9)).

* 10.26 Form of Employment Agreement, made effective as of May 20, 1996, by and between the Company and its President and Chief Operating Officer
          (now Chief Executive Officer).


                                 EXHIBIT INDEX

 Exhibit
 Number                            Description
 ------   ----------------------------------------------------------------------

   10.27 Agreement and Plan of Merger, dated as of November 26, 1996, by and among Armor All Products Corporation, The Clorox Company and Shield
          Acquisition Corporation (Exhibit 10.1 (11)).

   10.28 First Amendment to the Agreement and Plan of Merger, dated as of December 1, 1996, by and among Armor All Products Corporation, The
          Clorox Company and Shield Acquisition Corporation (Exhibit 10.2 (11)).

   10.29 Stockholder Agreement, dated as of November 26, 1996, by and among the Company, The Clorox Company and Shield Acquisition Corporation
          (Exhibit 10.3 (11)).

* 10.30 McKesson Corporation 1997 Non-Employee Directors' Equity Compensation and Deferral Plan (Exhibit A (16)).

* 10.31 Form of Employment Agreement, dated as of January 27, 1997, by and between the Company and a corporate Vice President who is also
          Chairman and Chief Executive Officer of General Medical Inc., a wholly-owned subsidiary of the Company.

* 10.32 Form of Consulting Agreement, dated as of March 28, 1997, by and between the Company and its Chairman and former Chief Executive
          Officer.

   10.33  Credit Agreement entered into as of March 31, 1995, among the Company,
          Medis Health and Pharmaceutical Services Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions from time to time party to the agreement (collectively the "Banks"), Bank of America National Trust and Savings Association, as Agent for the Banks, Chemical Bank, as Co-Agent for the Banks and Bank of America Canada, as Canadian Administrative Agent. (Exhibit 10.25 (7)).

   10.34 Custodial Agreement Acknowledgment entered into as of March 31, 1995, among the Company and Bank of America National Trust and Savings
          Association (the "Custodian") in its capacity as Custodian under the Custodial Agreement and as Agent for the Banks from time to time party to the Credit Agreement. (Exhibit 10.26 (7)).

   10.35  Pledge Agreement entered into as of March 31, 1995 among the Company
          (the "Pledgor") and Bank of America National Trust and Savings
          Association, as Agent for the Banks from time to time party to the Credit Agreement. (Exhibit 10.27 (7)).

   10.36  Guaranty entered into as of March 31, 1995 among the Company (the
          "Guarantor"), in favor of and for the benefit of Bank of America
          National Trust and Savings Association, as Agent for and representative of the Banks party to the Credit Agreement. (Exhibit
          10.28 (7)).


                                 EXHIBIT INDEX

 Exhibit
 Number                            Description
 ------   ---------------------------------------------------------------------

   10.37 First Amendment to Credit Agreement dated as of August 31, 1995, among the Company, Medis Health and Pharmaceutical Services Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions party to the 1995 Credit Agreement (the "Banks"), Bank of
          America Canada as Canadian Administrative Agent, Chemical Bank as co-agent for the Banks, the Bank of America National Trust and Savings
          Association as agent for the Banks.

   10.38 Second Amendment to Credit Agreement dated as of April 10, 1996, among the Company, Medis Health and Pharmaceutical Services Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions party to the 1995 Credit Agreement (the "Banks"), Bank of
          America Canada as Canadian Administrative Agent, The Chase Manhattan
          Bank as co-agent for Banks, and Bank of America National Trust and Savings Association as agent for the Banks.

   10.39 Third Amendment to Credit Agreement dated as of November 4, 1996, among the Company, Medis Health and Pharmaceutical Services Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions party to the 1995 Credit Agreement (the "Banks"), Bank of
          America Canada as Canadian Administrative Agent, The Chase Manhattan
          Bank as co-agent for the Banks, and Bank of America National Trust and Savings Association as agent for the Banks.

   10.40 Pledge and Security Agreement entered into as of August 31, 1995, among Macfor International Finance Company, a wholly-owned subsidiary of the Company, and Bank of America National Trust and Savings
          Association, as agent for the several financial institutions from time to time party to the 1995 Credit Agreement.

   10.41  Custody Agreement dated as of August 14, 1995, between Bank of America
          National Trust and Savings Association, as Custodian, and Macfor
          International Finance Company, a wholly-owned subsidiary of the Company.

   10.42 Custodial Agreement Acknowledgment entered into as of August 31, 1995, between Macfor International Finance Company, a wholly-owned subsidiary of the Company, and Bank of America National Trust and Savings Association, as custodian and as agent for the several financial institutions from time to time party to the 1995 Credit
          Agreement.

   10.43 Credit Agreement entered into as of November 4, 1996, among the Company, the several financial institutions from time to time party to the agreement (the "Banks"), The Chase Manhattan Bank as co-agent for the Banks, and Bank of America National Trust and Savings Association as agent for the Banks.

   10.44  Letter Loan Agreement dated as of February 21, 1997, between the
          Company and Bank of America National Trust and Savings Association.

   11     Computation of Earnings Per Common Share for the Five Years Ended
          March 31, 1997.


                                 EXHIBIT INDEX

Exhibit
Number                            Description
------    ----------------------------------------------------------------------

   13 1997 Annual Report to Stockholders. Portions not incorporated by reference are furnished for informational purposes and are not deemed to be filed herewith.

   21     List of Subsidiaries of the Company.

   23     Independent Auditors' Consent.

   27     Financial Data Schedule.

   99 Registration Rights Agreement, dated as of January 28, 1997, by and among the Company and certain stockholders named therein (Exhibit 99.2
          (12)).

----------------------------------------
Footnotes to Exhibit Index:
* Denotes management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form 10 filed with the Commission on July 27, 1994, File No. 1-13252.
(2) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the Commission on August 26, 1994, File No. 1-13252.
(3) Incorporated by reference to designated exhibit to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the Commission on October 11, 1994, File No. 1-13252.
(4) Incorporated by reference to designated exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the Commission on October 27, 1994, File No. 1-13252.
(5) Incorporated by reference to designated exhibit to Amendment No. 4 to the Company's Registration Statement on Form 10 filed with the Commission on November 7, 1994, File No. 1-13252.
(6) Incorporated by reference to designated exhibit to the Company's definitive Proxy Statement dated June 9, 1995 for the Annual Meeting of Stockholders held on July 26, 1995.
(7) Incorporated by reference to designated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, File No. 1-13252.
(8) Incorporated by reference to designated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as amended by Amendment No. 1 on Form 10-K/A, filed on February 13, 1997, File No. 1-13252.
(9) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-13252.
(10) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed with the Commission on November 22, 1996, File No. 1-13252.
(11) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed with the Commission on December 10, 1996, File No. 1-13252.
(12) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 5, 1997, File No. 1-13252.
(13) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on May 2, 1997, Registration No. 333-26443.
(14) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Commission on June 9, 1997, Registration No. 333-26103.
(15) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Registration Statement of Form S-3 filed with the Commission on June 18, 1997, Registration No. 333-26443.
(16) Incorporated by reference to designated exhibit to the Company's definitive Proxy Statement dated June 18, 1997, for the Annual Meeting of Stockholders to be held on July 30, 1997.