Form 10-Q
period 1997-06-30
MCKESSON CORP
filed 1997-08-13
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from          to
                               ----------    ----------

Commission file number 1-13252

                      McKESSON CORPORATION
-----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


           DELAWARE                               94-3207296
-----------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)                Identification No.)


One Post Street, San Francisco, California               94104
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

                         Yes  X     No
                            -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                      Outstanding at June 30, 1997
----------------------------         ----------------------------
Common stock, $.01 par value               45,925,182 shares

                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================



Item                                                       Page
----                                                       ----

  1.      Condensed Financial Statements

          Consolidated Balance Sheets
            June 30, 1997 and March 31, 1997               3 - 4

          Statements of Consolidated Income
            Three month periods ended
            June 30, 1997 and 1996                           5

          Statements of Consolidated Cash Flows
            Three month periods ended
            June 30, 1997 and 1996                         6 - 7

          Financial Notes                                  8 - 10


  2.      Management's Discussion and Analysis of
            Financial Condition and Results of Operations

          Financial Review                                11 - 13



                   PART II.  OTHER INFORMATION
                   ===========================

  1.      Legal Proceedings                                 14



  4.      Submission of Matters to a Vote of
            Security Holders                                14

  6.      Exhibits and Reports on Form 8-K                  15

          Exhibit Index                                     18

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                            June 30,    March 31,
                                              1997        1997
                                             ------      ------
                                                (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                 $   76.8    $  124.8
  Marketable securities
   available for sale (Note 4)                  95.9       105.0
  Receivables                                1,248.0     1,224.5
  Inventories                                2,116.9     2,259.5
  Prepaid expenses                              50.6        47.3
                                             -------     -------
          Total                              3,588.2     3,761.1
                                             -------     -------
Property, Plant and Equipment
  Land                                          37.4        38.0
  Buildings, machinery and equipment           758.7       741.3
                                             -------     -------
          Total                                796.1       779.3

  Accumulated depreciation                    (418.4)     (405.7)
                                             -------     -------
          Net                                  377.7       373.6

Goodwill and other intangibles                 740.0       736.2
Other assets                                   312.2       301.9
                                             -------     -------
          Total Assets                      $5,018.1    $5,172.8
                                             =======     =======

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                            June 30,    March 31,
                                              1997        1997
                                             ------      ------
                                               (in millions,
                                              except par value)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Drafts payable                            $  244.8    $  210.7
  Accounts payable - trade                   1,632.0     1,854.7
  Short-term borrowings                        135.2       100.0
  Current portion of long-term debt             60.1        60.3
  Salaries and wages                            37.1        52.9
  Taxes                                         88.1        80.0
  Interest and dividends                        32.7        21.3
  Other                                        233.4       257.3
                                             -------     -------
          Total                              2,463.4     2,637.2
                                             -------     -------
Postretirement Obligations and
 Other Noncurrent Liabilities                  256.7       255.1
                                             -------     -------
Long-Term Debt (Note 4)                        807.7       824.9
                                             -------     -------
McKesson-obligated mandatorily redeemable
 preferred securities of subsidiary grantor
 trust whose sole assets are junior sub-
 ordinated debentures of McKesson (Note 5)     195.1       194.8
                                             -------     -------
Stockholders' Equity
  Common stock (200.0 shares authorized,
   46.4 issued as of June 30 and March 31,
   1997; par value of $.01)                      0.4         0.4
  Additional paid-in capital                   408.0       408.2
  Other capital                                (19.6)      (19.2)
  Retained earnings                          1,089.3     1,062.6
  Accumulated translation adjustment           (44.6)      (44.6)
  ESOP notes and guarantee                    (116.4)     (118.3)
  Treasury shares, at cost                     (21.9)      (28.3)
                                             -------     -------
          Net                                1,295.2     1,260.8
                                             -------     -------
          Total Liabilities and
            Stockholders' Equity            $5,018.1    $5,172.8
                                             =======     =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                           ----------------------
                                              1997        1996
                                             ------      ------
                                           (in millions - except
                                             per share amounts)

REVENUES                                    $4,342.7    $2,670.6
                                             -------     -------
COSTS AND EXPENSES
  Cost of sales                              3,977.9     2,438.7
  Selling, distribution and administration     278.5       177.5
  Purchased in-process technology (Note 2)         -        48.2
  Interest                                      23.1        10.9
                                             -------     -------
          Total                              4,279.5     2,675.3
                                             -------     -------
INCOME  (LOSS) BEFORE TAXES ON INCOME
 AND DIVIDENDS ON PREFERRED SECURITIES
 OF SUBSIDIARY TRUST                            63.2        (4.7)

INCOME TAX EXPENSE                             (24.0)      (16.7)

DIVIDENDS ON PREFERRED SECURITIES
 OF SUBSIDIARY TRUST                            (1.6)          -
                                             -------     -------
INCOME (LOSS) AFTER TAXES
  Continuing operations                         37.6       (21.4)
  Discontinued operations (Note 3)                 -         3.3
                                             -------     -------
          NET INCOME (LOSS)                 $   37.6    $  (18.1)
                                             =======     =======
EARNINGS (LOSS) PER COMMON SHARE
  Fully diluted earnings (loss)
    Continuing operations                   $   0.78    $  (0.49)
    Discontinued operations                        -        0.08
                                             -------     -------
          Total                             $   0.78    $  (0.41)
                                             =======     =======
  Primary earnings (loss)
    Continuing operations                   $   0.79    $  (0.49)
    Discontinued operations                        -        0.08
                                             -------     -------
          Total                             $   0.79    $  (0.41)
                                             =======     =======

  Dividends                                 $   0.25    $   0.25
                                             =======     =======

SHARES ON WHICH EARNINGS (LOSS)
PER COMMON SHARE WERE BASED
  Fully diluted                                 50.4        43.8
  Primary                                       47.6        43.8

See Financial Notes.

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                           ----------------------
                                              1997        1996
                                             ------      ------
                                                (in millions)
Operating Activities
  Income (loss) from continuing operations  $   37.6    $  (21.4)
  Adjustments to reconcile to net cash
   used by operating activities
    Depreciation                                17.7        15.3
    Amortization                                 3.6         2.3
    Provision for receivables reserves           2.8         1.7
    Deferred taxes on income                     2.7         1.0
    Other non-cash items (Note 2)               (1.0)       49.4
                                             -------     -------
          Total                                 63.4        48.3
                                             -------     -------

    Effects of changes in
      Receivables                              (25.5)     (113.3)
      Inventories                              133.3        51.8
      Accounts and drafts payable             (165.7)      (75.0)
      Taxes                                     15.7        16.5
      Other                                    (46.9)      (15.1)
                                             -------     -------
          Total                                (89.1)     (135.1)
                                             -------     -------
      Net cash used by continuing operations   (25.7)      (86.8)
                                             -------     -------
    Discontinued operations                     (1.9)        4.6
                                             -------     -------
      Net cash used by operating activities    (27.6)      (82.2)
                                             -------     -------
Investing Activities
  Purchases of marketable securities            (1.2)       (0.2)
  Maturities of marketable securities           11.4        58.3
  Property acquisitions                        (23.1)      (19.8)
  Properties sold                                1.7         0.2
  Acquisitions of businesses, less cash
   and short-term investments acquired          (3.2)      (61.4)
  Investing activities of
   discontinued operations                         -        (0.4)
  Other                                        (11.7)      (15.3)
                                             -------     -------
    Net cash used by investing activities      (26.1)      (38.6)
                                             -------     -------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                           ----------------------
                                              1997        1996
                                             ------      ------
                                                (in millions)
Financing Activities
  Proceeds from issuance of debt            $   35.1    $   84.2
  Repayment of debt                            (19.0)       (3.3)
  Dividends paid on preferred
   securities of subsidiary trust               (2.8)          -
  Capital stock transactions
    Treasury stock acquired                        -      (101.9)
    Issuances                                    2.0         5.3
    ESOP notes and guarantee                     1.9         1.8
    Dividends paid                             (11.5)      (10.7)
    Financing activities of
     discontinued operations                       -         0.1
                                             -------     -------
      Net cash provided (used)
       by financing activities                   5.7       (24.5)
                                             -------     -------
Net Decrease in Cash
 and Cash Equivalents                          (48.0)     (145.3)

Cash and Cash Equivalents
 at beginning of period                        124.8       260.8
                                             -------     -------
Cash and Cash Equivalents
 at end of period                           $   76.8    $  115.5
                                             =======     =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


1.   Interim Financial Statements
---------------------------------
     In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1997 and the results of its operations and its cash flows for the three months ended June 30, 1997 and 1996. Except for the $48.2 million charge in fiscal 1997 described in Note 2, such adjustments were of a normal recurring nature.

     The results of operations for the three months ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1997 Annual Report to Stockholders which has previously been filed with the Securities and Exchange Commission.


2.   Fiscal 1997 Acquisitions
-----------------------------
     In April 1996, the Company acquired Automated Healthcare, Inc. ("AHI"), a provider of automated pharmaceutical dispensing equipment for use by health care institutions. In the first quarter of fiscal 1997, a $48.2 million charge was recorded to write off the portion of the purchase price of AHI allocated to technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternate uses.

     In November 1996, the Company acquired FoxMeyer Corporation's healthcare distribution business ("FoxMeyer"), pursuant to an expedited auction process in the FoxMeyer Corporation bankruptcy proceeding in Wilmington, Delaware.


     In February 1997, the Company acquired General Medical Inc.
("General Medical"), a multi-market distributor of medical-surgical supplies to acute-care, physician-care, and extended-care markets.

     The acquisitions were accounted for under the purchase method.

The revenues and operating results of AHI, FoxMeyer and General
Medical are included in the consolidated financial statements from their respective dates of acquisition.


3.   Discontinued Operations
----------------------------
     Earnings from discontinued operations for the three months ended June 30, 1996, consist of the Company's interest in the operations of Armor All Products Corporation and Millbrook
Distribution Services, Inc., which were sold in December 1996 and March 1997, respectively.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


4.   Marketable Securities
--------------------------
     The June 30, 1997 marketable securities balance includes $88.8 million held in trust as exchange property for the Company's $144.6 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding.


5.   Convertible Preferred Securities
-------------------------------------
     In February 1997, a wholly owned subsidiary trust of the Company issued 4 million preferred securities shares to the public and 123,720 common securities to the Company. The preferred securities shares are convertible at the holder's option into the Company's common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by the Company beginning in March 2000 at 103.5% of the principal amount thereof. The $6,186,000 of Debentures attributable to the Company's common security interest in the trust have been eliminated, and the preferred securities reflected as outstanding, in the accompanying consolidated financial statements.

     Holders of the preferred securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per preferred security. Each preferred security is convertible at the rate of .6709 shares of McKesson common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures, and are callable by the Company at 103.5% of the liquidation amount beginning in March 2000.


6.  New Accounting Pronouncements
---------------------------------
     The Company is required to adopt Statement of Financial
Accounting Standards ("SFAS") 128, "Earnings per Share" in the third quarter of fiscal 1998. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Pro forma amounts for basic and diluted EPS, assuming SFAS 128 had been in effect, are as follows:
                                         Three Months Ended
                                              June 30
                                         ------------------
                                           1997     1996
                                          ------   ------
                                          ($ in millions)
     Net Income (Loss) Per Share
       Basic                             $ 0.82   $(0.41)
       Diluted                             0.78    (0.41)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


     The diluted calculation for the three months ended June 30, 1996 excludes the impact of stock options which were anti-dilutive due to the net loss for the period.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the Company's fiscal year 1999, with earlier application permitted.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------
                                       Three Months Ended
                                            June 30
                                       -------------------
                                         1997       1996    %Chg
                                        ------     ------   ----
                                         ($ in millions)
REVENUES
Health Care Services
  U.S. Health Care
    Pharmaceutical Dist. & Services    $3,441.1   $2,219.5  55.0
    Medical/Surgical Dist. & Services     446.9          -
                                        -------    -------
     Total U.S. Health Care             3,888.0    2,219.5  75.2
  International                           377.8      376.8   0.3
                                        -------    -------
     Total Health Care Services         4,265.8    2,596.3  64.3
Water Products                             72.3       70.4   2.7
Corporate                                   4.6        3.9
                                        -------    -------
          Total                        $4,342.7   $2,670.6  62.6
                                        =======    =======

OPERATING PROFIT
Health Care Services                   $   82.8   $    3.3(1)
Water Products                             11.1        9.6  15.6
                                        -------    -------
          Total                            93.9       12.9
Interest - net(2)                         (21.8)      (7.7)
Corporate and other                        (8.9)      (9.9)
                                        -------    -------
Income  (loss) before taxes            $   63.2   $   (4.7)
                                        =======    =======


(1) Includes a $48.2 million write-off for in-process technology related to the April 1996 acquisition of Automated Healthcare, Inc.

(2) Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
-------------------

     Net income for the first quarter increased to $37.6 million, $0.78 per fully diluted share, from a loss of $18.1 million, $(0.41) per share, in the prior year. The prior year net loss included income from discontinued operations of $3.3 million. The fiscal 1997 loss from continuing operations included a $48.2 million charge to write off in-process technology related to the April 1996 acquisition of Automated Healthcare, Inc.

     The effective income tax rate applicable to continuing operations for the quarter ended June 30, 1996 differed from the effective income tax rate for the current year period primarily due to the write-off of in-process technology which had no associated tax benefit.


HEALTH CARE SERVICES

     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution and medical/surgical supplies distribution businesses ("U.S. Health Care") and its international health care distribution businesses in Canada and Mexico. This segment accounted for approximately 98% of revenues from continuing operations in the first quarter.

     Segment revenues increased by 64% for the quarter compared with the prior year, reflecting revenue from the fiscal 1997 acquisitions (see Note 2), 17% internal growth in the U.S. Health Care pharmaceutical distribution business, and flat international revenues.

     Operating profit for the quarter, excluding the effect of the $48.2 million charge noted above, increased by 61% to $82.8 million from the prior year, reflecting the increasing contribution from the 1997 acquisitions, stable margins in the U.S. Health Care pharmaceutical distribution business and lower costs associated with the Company's OmniLink product offering. International operating profits declined modestly in the quarter due to the phased transition of a Canadian customer to self-warehousing and lower margins on the replacement business.


WATER PRODUCTS

     Revenues at Water Products increased by 3% for the quarter compared with the prior year. Prior year revenues included $4.5 million in revenues from the Aqua Vend unit, which was sold in March 1997. The 10% increase in revenues from comparable operations resulted from continuing strong grocery sales growth following a series of new product introductions, and continued geographic expansion.

     Operating profit increased 16% in the quarter to $11.1 million from $9.6 million in the prior year. This increase reflects improved profitability from the expanding grocery business, and cost savings resulting from customer retention programs for the direct delivery business.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


INTEREST, NET

     Interest expense, net of interest income, increased to $21.8 million in the quarter from $7.7 million for the prior year period, as a result of the debt issued to finance acquisitions in the second half of fiscal 1997.


Liquidity and Capital Resources
-------------------------------

     Cash and marketable securities available for sale were $172.7 million at June 30, 1997 and $229.8 million at March 31, 1997. The June 30, 1997 marketable securities balance included $88.8 million from the sale of the Armor All shares which is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures. Cash and marketable securities available for sale decreased by $57.1 million and total debt increased by $17.8 million during the three months ended June 30, 1997. These changes in the quarter primarily reflect a decrease in accounts payable from March 31, 1997 levels. The accounts payable decrease is due to the timing of inventory purchases during the quarter. It is expected that accounts payable balances at March 31, 1998 will be in excess of March 31, 1997 levels. Inventory balances decreased from March 31, 1997 levels due to normal seasonality and Company initiatives designed to increase inventory turnover.

     Stockholders' equity was $1,295.2 million at June 30, 1997, and the net debt-to-capital ratio was 36% compared with 34% on March 31, 1997. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities at the end of the period.

     Fully diluted shares increased to 50.4 million from 43.8 million in the prior year due primarily to the issuance of 2.8 million common shares in conjunction with the General Medical acquisition in February 1997, the 2.7 million common shares underlying the convertible preferred securities issued in February 1997 and the exclusion of potential employee stock option dilution in the prior year due to the net loss reported.

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

                   PART II.  OTHER INFORMATION
                   ===========================


Item 1.  Legal Proceedings
--------------------------

     As previously reported in the Company's Form 10-K for its fiscal year ended March 31, 1997, a purported class action was filed in July 1995 in the Supreme Court of the State of New York by Richard A. Bernstein against General Medical Corp., Inc. and several other defendants alleging a conspiracy to orchestrate the leveraged buyout of plaintiff's interest in General Medical at an unfairly low price. The complaint alleges common law fraud, breach of fiduciary duty, and inducing breach of fiduciary duty, and seeks rescissionary damages of $50 million, compensatory damages of $25 million and punitive damages of $25 million. The complaint was dismissed in September 1996 and the plaintiff appealed. On July 1, 1997, the Appellate Division of the Supreme Court of the State of New York reversed the prior dismissal and reinstated the complaint.

The Company continues to believe that it has meritorious defenses to the allegations made against it and intends to vigorously defend the action.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on July 30, 1997. The following matters were voted upon at the meeting and e stockholder votes on each such matter are briefly described below:

     The Board of Directors' nominees for directors as listed in the proxy statement were each elected to serve for a three year term expiring at the Annual Meeting in 2000. The vote was as follows:
                                                 Votes
                                Votes For       Withheld
                                ----------      ---------
        Tully M. Friedman       39,168,846       293,280
        John M. Pietruski       39,161,793       300,233
        Carl E. Reichardt       39,150,449       311,677


     The terms of the following named directors continued after the meeting:

        Mary. G.F. Bitterman      Alan Seelenfreund
        David S. Pottruck         Jane E. Shaw
        Mark A. Pulido            Robert H. Waterman, Jr.


     The 1997 Non-Employee Directors' Equity Compensation and
     Deferral Plan was approved by the following vote:

        Votes For        Votes Against       Votes Withheld
        ----------       -------------       --------------
        36,087,023         3,188,688             186,415


     The proposal to amend and restate the Corporation's 1973 Stock Purchase Plan to make available for purchase an additional 450,000 shares of Common Stock and to make other changes appropriate to facilitate the administration of grants under the Plan was approved by the following vote:

        Votes For        Votes Against       Votes Withheld
        ----------       -------------       --------------
        36,703,781         2,550,522             207,823

                   PART II.  OTHER INFORMATION
                   ===========================


     The proposal to amend the Corporation's 1981 Long-Term Incentive Plan to permit awards under the plan to qualify for exemption under Section 162(m) of the Internal Revenue Code of 1986, and to make other changes necessary to facilitate the administration of awards under the Plan was approved by the following vote:

        Votes For        Votes Against       Votes Withheld
        ----------       -------------       --------------
        38,528,563          741,489              192,074


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     (11) Computation of Earnings (Loss) per Common Share
     (27) Financial Data Schedule
     (99) McKesson Corporation 1994 Stock Option and Restricted
          Stock Plan (Amended and Restated effective July 30, 1997)

(b)  Reports on Form 8-K

     The Registrant filed the following reports on Form 8-K, or amendments to previously filed reports on Form 8-K, during the three months ended June 30, 1997:

     1.   Form 8-K/A Amendment No. 2
          Date of Report:  November 22, 1996
          Date Filed:  April 28, 1997

          Item 7.  Financial Statements, Pro Forma Financial
                   Information and Exhibits
          ---------------------------------------------------
          The Registrant filed the financial statements and pro forma financial information related to its acquisition of the healthcare distribution business of FoxMeyer
          Corporation.


     2.   Form 8-K
          Date of Report:  March 31, 1997
          Date Filed:  April 7, 1997

          Item 2.  Acquisition or Disposition of Assets
          ---------------------------------------------
          The Registrant reported that it had completed the sale of Millbrook Distribution Services, Inc.

          Item 7(c).  Exhibits
          --------------------
          Press Release dated April 2, 1997.


     3.   Form 8-K
          Date of Report:  May 30, 1997
          Date Filed:  June 24, 1997

          Item 5.  Other Events
          ---------------------
          On May 30, 1997, the Registrant amended and restated its By-Laws.

          Item 7(c).  Exhibits
          --------------------
          Restated By-Laws of the Registrant, as amended through May 30, 1997.

                   PART II.  OTHER INFORMATION
                   ===========================


     4.   Form 8-K
          Date of Report:  June 11, 1997
          Date Filed:  June 13, 1997

          Item 5.  Other Events
          ---------------------
          On June 11, 1997 the Registrant executed an Underwriting Agreement in connection with the previously announced secondary offering of 2,791,738 shares of its common stock, par value $.01 per share, on behalf of certain selling stockholders. This report was filed in connection with the resale of those shares under the Registrant's shelf registration statement on Form S-3, declared effective on June 9, 1997.

          Item 7(c).  Exhibits
          --------------------
          Underwriting Agreement dated June 11, 1997 by and among
          Registrant, Morgan Stanley & Co. Incorporated and the
          Selling Stockholders named therein.

                            SIGNATURE


                        S I G N A T U R E



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   McKESSON CORPORATION
                                   (Registrant)



Dated:  August 13, 1997            By /s/ Richard H. Hawkins
                                   ----------------------------
                                   Richard H. Hawkins
                                   Vice President and
                                     Chief Financial Officer


                                   By /s/ Heidi E. Yodowitz
                                   ----------------------------
                                   Heidi E. Yodowitz
                                   Controller

                          EXHIBIT INDEX




Exhibit
Number                          Description
-------        -----------------------------------------------

 (11)          Computation of Earnings (Loss) per Common Share

 (27)          Financial Data Schedule

 (99)          McKesson Corporation 1994 Stock Option and
               Restricted Stock Plan (Amended and Restated effective July 30, 1997)