Form 10-Q
period 1997-09-30
MCKESSON CORP
filed 1997-11-07
CIK 927653

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1997


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

                         Yes  X    No
                            -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at September 30, 1997
----------------------------     ---------------------------------
Common stock, $.01 par value             46,193,596 shares

                        TABLE OF CONTENTS


                 PART I.  FINANCIAL INFORMATION
                 ==============================

Item                                                      Page
----                                                      ----

 1.       Financial Statements

          Consolidated Balance Sheets
            September 30, 1997 and March 31, 1997         3 - 4

          Statements of Consolidated Income
            Three and Six month periods ended
            September 30, 1997 and 1996                   5 - 6

          Statements of Consolidated Cash Flows
            Six month periods ended
            September 30, 1997 and 1996                   7 - 8

          Financial Notes                                 9 - 12


 2.       Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Financial Review                               13 - 15


                   PART II.  OTHER INFORMATION
                   ===========================

 1.       Legal Proceedings                                 16

 6.       Exhibits and Reports on Form 8-K                  16

          Exhibit Index                                     18

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                          September 30, March 31,
                                             1997         1997
                                           --------     --------
                                               (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                $   79.3     $  124.8
  Marketable securities available
   for sale (Note 4)                           97.0        105.0
  Receivables                               1,332.8      1,224.5
  Inventories                               2,214.9      2,259.5
  Prepaid expenses                             53.4         47.3
                                            -------      -------
     Total                                  3,777.4      3,761.1
                                            -------      -------
Property, Plant and Equipment
  Land                                         37.8         38.0
  Buildings, machinery and equipment          773.0        741.3
                                            -------      -------
     Total                                    810.8        779.3

  Accumulated depreciation                   (425.1)      (405.7)
                                            -------      -------
     Net                                      385.7        373.6

Goodwill and other intangibles                750.2        736.2
Other assets                                  322.2        301.9
                                            -------      -------
     Total Assets                          $5,235.5     $5,172.8
                                            =======      =======

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                          September 30, March 31,
                                             1997         1997
                                           --------     --------
                                               (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Drafts payable                           $  252.0     $  210.7
  Accounts payable - trade                  1,614.6      1,854.7
  Short-term borrowings                       342.3        100.0
  Current portion of long-term debt            57.1         60.3
  Salaries and wages                           35.8         52.9
  Taxes                                       102.8         80.0
  Interest and dividends                       24.0         21.3
  Other                                       227.6        257.3
                                            -------      -------
     Total                                  2,656.2      2,637.2
                                            -------      -------
Postretirement Obligations and
  Other Noncurrent Liabilities                246.6        255.1
                                            -------      -------

Long-Term Debt (Note 4)                       806.1        824.9
                                            -------      -------
McKesson-obligated mandatorily redeemable
 convertible preferred securities of
 subsidiary grantor trust whose sole
 assets are junior subordinated debentures
 of McKesson (Note 5)                         195.1        194.8
                                            -------      -------
Stockholders' Equity
  Common stock (200.0 shares authorized,
   46.4 issued as of September 30 and
   March 31, 1997; par value of $0.01)          0.4          0.4
  Additional paid-in capital                  413.9        408.2
  Other capital                               (30.3)       (19.2)
  Retained earnings                         1,117.9      1,062.6
  Accumulated translation adjustment          (44.6)       (44.6)
  ESOP notes and guarantee                   (115.7)      (118.3)
  Treasury shares, at cost                    (10.1)       (28.3)
                                            -------      -------
     Net                                    1,331.5      1,260.8
                                            -------      -------
     Total Liabilities and
      Stockholders' Equity                 $5,235.5     $5,172.8
                                            =======      =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)

                          Three Months Ended   Six Months Ended
                             September 30        September 30
                          ------------------  ------------------
                            1997      1996      1997      1996
                          --------  --------  --------  --------
                         (in millions - except per share amounts)

REVENUES                  $4,467.8  $2,730.9  $8,810.5  $5,401.5
                           -------   -------   -------   -------
COSTS AND EXPENSES
 Cost of sales             4,100.1   2,499.9   8,078.0   4,938.6
 Selling, distribution
  and administration         276.4     179.0     554.9     356.5
 Purchased in-process
  technology (Note 2)            -         -         -      48.2
 Interest                     25.0      10.2      48.1      21.1
                           -------   -------   -------   -------
     Total                 4,401.5   2,689.1   8,681.0   5,364.4
                           -------   -------   -------   -------

INCOME BEFORE INCOME TAX
 EXPENSE AND DIVIDENDS ON
 PREFERRED SECURITIES OF
 SUBSIDIARY TRUST             66.3      41.8     129.5      37.1

INCOME TAX EXPENSE           (25.2)    (16.0)    (49.2)    (32.7)

DIVIDENDS ON PREFERRED
 SECURITIES OF
 SUBSIDIARY  TRUST            (1.5)        -      (3.1)        -
                           -------   -------   -------   -------

INCOME AFTER TAXES
 Continuing operations        39.6      25.8      77.2       4.4
 Discontinued operations         -       2.3         -       5.6
                           -------   -------   -------   -------
     NET INCOME           $   39.6  $   28.1  $   77.2  $   10.0
                           =======   =======   =======   =======

EARNINGS PER COMMON SHARE
 Fully diluted earnings
  Continuing operations   $   0.80  $   0.59  $   1.58  $   0.10
  Discontinued operations        -      0.05         -      0.12
                           -------   -------   -------   -------
     Total                $   0.80  $   0.64  $   1.58  $   0.22
                           =======   =======   =======   =======

 Primary earnings
  Continuing operations   $   0.82  $   0.59  $   1.61  $   0.10
  Discontinued operations        -      0.05         -      0.12
                           -------   -------   -------   -------
     Total                $   0.82  $   0.64  $   1.61  $   0.22
                           =======   =======   =======   =======

 Dividends                $   0.25  $   0.25  $   0.50  $   0.50
                           =======   =======   =======   =======

SHARES ON WHICH EARNINGS
PER COMMON SHARE WERE BASED
 Fully diluted                50.9      43.8      50.8      44.6
 Primary                      48.0      43.8      47.8      44.6

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)

                          Three Months Ended   Six Months Ended
                             September 30        September 30
                          ------------------  ------------------
                            1997      1996      1997      1996
                          --------  --------  --------  --------
                         (in millions - except per share amounts)

PRO FORMA ADJUSTED TO REFLECT
 DECLARED STOCK SPLIT (Note 8)

EARNINGS PER COMMON SHARE
 Fully diluted earnings
  Continuing operations   $   0.40  $   0.29  $   0.79  $   0.05
  Discontinued operations        -      0.03         -      0.06
                           -------   -------   -------   -------
     Total                $   0.40  $   0.32  $   0.79  $   0.11
                           =======   =======   =======   =======

 Primary earnings
  Continuing operations   $   0.41  $   0.29  $   0.81  $   0.05
  Discontinued operations        -      0.03         -      0.06
                           -------   -------   -------   -------
     Total                $   0.41  $   0.32  $   0.81  $   0.11
                           =======   =======   =======   =======

 Dividends                $  0.125  $  0.125  $   0.25  $   0.25
                           =======   =======   =======   =======

SHARES ON WHICH EARNINGS
PER COMMON SHARE WERE BASED
 Fully diluted               101.8      87.6     101.6      89.3
 Primary                      96.1      87.6      95.7      89.2

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)

                                             Six Months Ended
                                               September 30
                                           ---------------------
                                             1997         1996
                                           --------     --------
                                               (in millions)
Operating Activities
 Income from continuing operations         $   77.2     $    4.4
 Adjustments to reconcile to net cash
 used by operating activities
  Depreciation                                 34.4         31.3
  Amortization                                  7.4          4.9
  Provision for bad debts                       4.7          3.6
  Deferred taxes on income                      5.8          2.0
  Loss on disposal of assets                    0.4            -
  Other non-cash items (Note 2)                (1.8)        45.9
                                            -------      -------
     Total                                    128.1         92.1
                                            -------      -------
  Effects of changes in
   Receivables                                (89.4)      (256.3)
   Inventories                                 56.2         35.1
   Accounts and drafts payable               (183.4)        74.1
   Taxes                                       37.7         17.1
   Other                                      (88.6)       (27.5)
                                            -------      -------
     Total                                   (267.5)      (157.5)
                                            -------      -------
  Net cash used by continuing operations     (139.4)       (65.4)
                                            -------      -------
  Discontinued operations                      (2.0)         9.0
                                            -------      -------
  Net cash used by operating activities      (141.4)       (56.4)
                                            -------      -------

Investing Activities
 Purchases of marketable securities            (1.3)        (0.2)
 Maturities of marketable securities           11.5        141.8
 Property acquisitions                        (48.3)       (41.4)
 Properties sold                                3.2          1.3
 Acquisitions of businesses,
  less cash and short-term
  investments acquired                        (49.3)       (61.4)
 Investing activities of
  discontinued operations                         -         (0.9)
 Other                                        (16.4)       (23.9)
                                            -------      -------
   Net cash provided (used) by
    investing activities                     (100.6)        15.3
                                            -------      -------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)

                                             Six Months Ended
                                               September 30
                                           ---------------------
                                             1997         1996
                                           --------     --------
                                               (in millions)
Financing Activities
 Proceeds from issuance of debt            $  242.1     $   95.4
 Repayment of debt                            (22.8)       (24.5)
 Dividends paid on preferred
  securities of subsidiary trust               (5.3)           -
 Capital stock transactions
  Stock repurchases                               -       (145.2)
  Issuances                                     2.9          6.6
  ESOP notes and guarantee                      2.5          2.4
  Dividends paid                              (22.9)       (21.2)
  Financing activities of
   discontinued operations                        -          0.1
                                            -------      -------
     Net cash provided (used)
      by financing activities                 196.5        (86.4)
                                            -------      -------
Net Decrease in Cash and
 Cash Equivalents                             (45.5)      (127.5)

Cash and Cash Equivalents at
 beginning of period                          124.8        260.8
                                            -------      -------
Cash and Cash Equivalents
 at end of period                          $   79.3     $  133.3
                                            =======      =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


1.  Interim Financial Statements
--------------------------------

     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of September 30, 1997 and the results of its operations and its cash flows for the six months ended September 30, 1997 and 1996. Except for the $48.2 million charge in the first quarter of fiscal 1997 described in Note 2, such adjustments were of a normal recurring nature.

     The results of operations for the six months ended September
30, 1997 and 1996 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1997 Annual Report to Stockholders which has previously been filed with the Securities and Exchange Commission.


2.  Fiscal 1997 Acquisitions
----------------------------

     In April 1996, the Company acquired McKesson Automated Healthcare, Inc. ("AHI"), a provider of automated pharmaceutical dispensing equipment for use by health care institutions. In the first quarter of fiscal 1997, a $48.2 million charge was recorded to write off the portion of the purchase price of AHI allocated to technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternate uses.

     In November 1996, the Company acquired FoxMeyer Corporation's healthcare distribution business ("FoxMeyer"), pursuant to an expedited auction process.

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


3.  Discontinued Operations
---------------------------

     Earnings from discontinued operations for the three and six months ended September 30, 1996, consist of the Company's interest in the operations of Armor All Products Corporation and Millbrook Distribution Services, Inc., which were sold in December 1996 and March 1997, respectively.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


4.  Marketable Securities
-------------------------

     The September 30, 1997 marketable securities balance includes $86.6 million held in trust as exchange property for the Company's $144.6 million, 4.5% exchangeable subordinated debentures which remain outstanding.


5.  Convertible Preferred Securities
------------------------------------

     In February 1997, a wholly owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder's option into shares of McKesson common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by the Company beginning in March 2000 at 103.5% of the principal amount thereof.

     Holders of the preferred securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per preferred security. Each preferred security is convertible at the rate of .6709 shares of McKesson common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 103.5% of the liquidation amount beginning in March 2000.

     The Debentures and related trust investment in the Debentures have been eliminated, and the preferred securities reflected as outstanding, in the accompanying consolidated financial statements.


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

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


     Pro forma amounts for basic and diluted EPS, assuming SFAS 128 had been in effect, are as follows:

                            Three Months Ended Six Months Ended
                               September 30      September 30
                              -------------     -------------
                              1997     1996     1997     1996
                              ----     ----     ----     ----
                                      ($ in millions)
     Net Income Per Share
       Basic                 $0.87    $0.66    $1.69    $0.23
       Diluted                0.82     0.64     1.60     0.22

     Adjusted to reflect declared
     stock split (Note 8)
       Basic                  0.44     0.33     0.85     0.12
       Diluted                0.41     0.32     0.80     0.11


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


7.  Proposed AmeriSource Acquisition
------------------------------------

     On September 23, 1997, the Company and AmeriSource Health Corporation ("AmeriSource") announced the execution of a definitive merger agreement providing for the Company to acquire AmeriSource. AmeriSource is the third-largest prime vendor to the institutional/managed care market and the fourth-largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 0.71 shares of McKesson common stock for each share of AmeriSource common stock. The Company will issue approximately 17.4 million new shares of common stock in the merger (34.8 million shares as adjusted to reflect the declared stock split, see Note 8), and will assume the long-term debt of AmeriSource, which was approximately $532.3 million at June 30, 1997. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco.

     Subject to regulatory approval and the approval of shareholders of both companies, the transaction is expected to be completed in early 1998. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


8.  Subsequent Event
--------------------

     On October 29, 1997, the Company's board of directors declared a 2 for 1 split of the Company's common stock. The split will be effective January 2, 1998 for shareholders of record on December 1, 1997. Pro forma earnings per share amounts giving effect to this split have been presented in the accompanying Statements of Consolidated Income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------

     The revenues and operating profits of the Company by business segment are as follows:

                                                 Three Months Ended           Six Months Ended
                                                    September 30                September 30
                                              -------------------------   --------------------------
                                                                    %                            %
                                                1997      1996     Chg.     1997      1996      Chg.
                                              --------  --------   ----   --------  --------    ----
                                                                 ($ in millions)
REVENUES
Health Care Services
 U.S. Health Care
  Pharmaceutical Distribution & Servervices   $3,539.8  $2,272.4   55.8    $6,980.9  $4,491.9   55.4
  Medical/Surgical Distribution & Services       458.3         -              905.2         -
                                               -------   -------            -------   -------
     Total U.S. Health Care                    3,998.1   2,272.4   75.9     7,886.1   4,491.9   75.6
 International                                   386.9     375.0    3.2       764.7     751.8    1.7
                                               -------   -------            -------   -------
     Total Health Care Services                4,385.0   2,647.4   65.6     8,650.8   5,243.7   65.0
Water Products                                    80.4      77.6    3.6       152.7     148.0    3.2
Corporate                                          2.4       5.9                7.0       9.8
                                               -------   -------            -------   -------
     Total                                    $4,467.8  $2,730.9   63.6    $8,810.5  $5,401.5   63.1
                                               =======   =======            =======   =======

OPERATING PROFIT
Health Care Services                          $   84.6  $   45.3   86.8    $  167.4  $   48.6(F1)
Water Products                                    16.7      14.4   16.0        27.8      24.0   15.8
                                               -------   -------            -------   -------
     Total                                       101.3      59.7   69.7       195.2      72.6
Interest - net(F2)                               (23.5)     (7.5)             (45.3)    (15.2)
Corporate and other                              (11.5)    (10.4)             (20.4)    (20.3)
                                               -------   -------            -------   -------
Income  before taxes                          $   66.3  $   41.8   58.6    $  129.5  $   37.1  249.1
                                               =======   =======            =======   =======



(F1) Includes a $48.2 million write-off for in-process technology related to the April 1996 acquisition of McKesson Automated
      Healthcare, Inc.

(F2)  Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


OVERVIEW OF RESULTS
-------------------

     Net income for the second quarter increased to $39.6 million, $0.80 per fully-diluted share, from $28.1 million, $0.64 per share in the prior year. For the six month period, net income increased to $77.2 million, $1.58 per share, from $10.0 million, $0.22 per share for the comparable period in the prior year. Results for the prior year six month period include a $48.2 million charge to write off in-process technology related to the April 1996 acquisition of McKesson Automated Healthcare, Inc. The prior year results also included income from the discontinued Armor All and Service Merchandising segments of $2.3 million, $0.05 per share, in the second quarter and $5.6 million, $0.12 per share, for the six month period of fiscal 1997.

     The effective income tax rate applicable to continuing operations for the six months ended September 30, 1997 was lower than the effective tax rate for the comparable period ended September 30, 1996 primarily due to the write-off in the prior year's first quarter of in-process technology, which had no associated tax benefit.

Health Care Services
--------------------
     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution and services businesses, its medical/surgical distribution and services businesses and its international pharmaceutical operations (Canada and Mexico). This segment accounted for 98% of consolidated revenues for the three and the six month periods ended September 30, 1997.

     Segment revenues increased by 66% and 65% for the three and six month periods, respectively, from the comparable periods in the prior year, reflecting revenue from the fiscal 1997 acquisitions, 18% internal growth rate in the U.S. Health Care pharmaceutical distribution and services businesses in both the quarter and six month period, and a moderate increase in international revenues.

     Operating profit increased by 87% and 73% for the second quarter and the six month period, respectively, excluding the effect of the $48.2 million charge noted above. The increases in operating profit reflect the contribution from the fiscal 1997 acquisitions and improved operating profit margins in the U.S. Health Care pharmaceutical distribution and services businesses. The improved operating profit margins are primarily due to operating efficiencies from internal initiatives and continuing distribution center consolidations. International operating profits declined modestly for both the second quarter and the six month periods due to the phased transition of a Canadian customer to self-warehousing and lower margins on the replacement business.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Water Products
--------------
     Segment revenues increased by 4% and 3% for the second quarter and the six month period, respectively, from the comparable periods in the prior year. Prior year revenues include sales of $4.8 million for the second quarter and $9.3 million for the six months associated with the Aqua-Vend business that was sold in March 1997.

Operating profit increased by 16% for both the second quarter and the six month period. This improvement reflects strong sales growth and improved profitability in the grocery products business and the continued benefit from a customer retention program in the direct-delivery business.

Interest, Net
-------------
     Interest expense, net of interest income, increased to $23.5 million in the second quarter and $45.3 million for the six month period, compared to $7.5 million and $15.2 million, respectively, in the prior year. The increase was primarily a result of the debt issued to finance acquisitions in the second half of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and marketable securities available for sale were $176.3 million at September 30, 1997 and $229.8 million at March 31, 1997. The September 30, 1997 marketable securities balance included $86.6 million from the sale of the Armor All shares which is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures. Cash and marketable securities available for sale decreased by $53.5 million and total debt increased by $220.3 million during the six months ended September 30, 1997.

     These changes reflect, in part, the decrease in trade payables as a result of the timing of inventory purchases during the quarter, increased accounts receivable balances resulting from higher sales volume and several small acquisitions in the core Health Care Services segment that were made in the six months ended September 30, 1997.

     Stockholders' equity was $1,331.5 million at September 30, 1997, and the net debt-to-capital ratio was 40% compared with 34% on March 31, 1997. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities at the end of the period.

     For the six month period, fully diluted shares increased to
50.8 million from 44.6 million in the prior year due primarily to the issuance of 2.8 million common shares in connection with the acquisition of General Medical in February 1997 and the 2.7 million common shares underlying the trust convertible preferred securities issued in the same month.

                   PART II.  OTHER INFORMATION
                   ===========================


Item 1.  Legal Proceedings
--------------------------

     The information set forth in the Company's Form 8-K filed on September 6, 1997 is hereby incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          (11)   Computation of Earnings per Common Share

          (27)   Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed the following reports on Form 8-K during the three months ended September 30, 1997:

          1.   Form 8-K
               Date of Report:  August 15, 1997
               Date Filed:  September 6, 1997

               Item 5.  Other Events
               ---------------------
               The Registrant reported that in connection with a class action filed by retail pharmacies against the Company and numerous other defendants, alleging in essence, a conspiracy to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, discriminatory, and non-competitive levels, in violation of the Sherman Act, the United States Court of Appeals for the Seventh Circuit reversed a lower court's decision granting the motion for summary judgment filed by the Company and other Drug wholesaler defendants.

          2.   Form 8-K
               Date of Report:  September 22, 1997
               Date Filed:  September 24, 1997

               Item 5.  Other Events
               ---------------------
               The Registrant reported the Company and AmeriSource Health Corporation announced the execution of a definitive merger agreement providing for the Company to acquire AmeriSource.

                            SIGNATURE
                            =========


                        S I G N A T U R E


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   McKESSON CORPORATION
                                   (Registrant)


Dated:  November 7, 1997           By /s/ Richard H. Hawkins
                                   ------------------------------
                                   Richard H. Hawkins
                                   Vice President and
                                     Chief Financial Officer


                                   By /s/ Heidi E. Yodowitz
                                   ------------------------------
                                   Heidi E. Yodowitz
                                   Controller

                          EXHIBIT INDEX


Exhibit
Number                             Description
-------        ---------------------------------------------------

 (11)          Computation of Earnings per Common Share

 (27)          Financial Data Schedule