Form 10-Q
period 1997-12-31
MCKESSON CORP
filed 1998-02-11
CIK 927653

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to
                               -------    -------

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

                         Yes   X     No
                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                Outstanding at December 31, 1997
----------------------------     --------------------------------
Common stock, $.01 par value             92,573,800 shares

                        TABLE OF CONTENTS

                 PART I.  FINANCIAL INFORMATION
                 ==============================


Item                                                      Page
----                                                      ----

 1.       Financial Statements

          Consolidated Balance Sheets
            December 31, 1997 and March 31, 1997          3 - 4

          Statements of Consolidated Income
            Three and nine month periods ended
            December 31, 1997 and 1996                    5 - 6

          Statements of Consolidated Cash Flows
            Nine month periods ended
            December 31, 1997 and 1996                    7 - 8

          Financial Notes                                 9 - 14


2.        Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          Financial Review                               15 - 18



                   PART II.  OTHER INFORMATION
                   ===========================


 4.       Submission of Matters to a Vote
             of Security Holders                            19

 6.       Exhibits and Reports on Form 8-K                  19

          Exhibit Index                                     21

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                          December 31, March 31,
                                             1997        1997
                                            ------      ------
                                               (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                 $   71.0   $  124.8
  Marketable securities available
   for sale (Note 6)                            98.0      105.0
  Receivables                                1,520.5    1,224.5
  Inventories                                2,358.1    2,259.5
  Prepaid expenses                              60.7       47.3
                                             -------    -------
     Total                                   4,108.3    3,761.1
                                             -------    -------
Property, Plant and Equipment
  Land                                          37.4       38.0
  Buildings, machinery and equipment           791.3      741.3
                                             -------    -------
     Total                                     828.7      779.3

  Accumulated depreciation                    (432.2)    (405.7)
                                             -------    -------
     Net                                       396.5      373.6

Goodwill and Other Intangibles                 756.5      736.2
Other Assets                                   322.9      301.9
                                             -------    -------
     Total Assets                           $5,584.2   $5,172.8
                                             =======    =======


                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                          December 31, March 31,
                                             1997        1997
                                            ------      ------
                                               (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Drafts payable                            $  238.2   $  210.7
  Accounts payable - trade                   1,816.5    1,854.7
  Short-term borrowings                        350.5      100.0
  Current portion of long-term debt             59.2       60.3
  Salaries and wages                            41.9       52.9
  Taxes                                        121.2       80.0
  Interest and dividends                        34.4       21.3
  Other                                        200.7      257.3
                                             -------    -------
     Total                                   2,862.6    2,637.2
                                             -------    -------
Postretirement Obligations and
 Other Noncurrent Liabilities                  243.2      255.1
                                             -------    -------

Long-Term Debt (Note 6)                        918.1      824.9
                                             -------    -------

McKesson-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary grantor trust whose sole
  assets are junior subordinated debentures
  of McKesson (Note 7)                         195.1      194.8
                                             -------    -------
Stockholders' Equity
  Common stock (400.0 shares authorized,
    92.8 issued as of December 31 and 46.4
    issued as of March 31, 1997; par value
    of $0.01) (Note 8)                           0.9        0.4
  Additional paid-in capital                   417.9      408.2
  Other capital                                (35.4)     (19.2)
  Retained earnings                          1,148.5    1,062.6
  Accumulated translation adjustment           (45.6)     (44.6)
  ESOP notes and guarantee                    (115.6)    (118.3)
  Treasury shares, at cost                      (5.5)     (28.3)
                                             -------    -------
     Net                                     1,365.2    1,260.8
                                             -------    -------
     Total Liabilities and
       Stockholders' Equity
                                             -------    -------
                                            $5,584.2   $5,172.8
                                             =======    =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                         Three Months Ended   Nine Months Ended
                             December 31        December 31
                          ----------------    ----------------
                           1997      1996      1997      1996
                          ------    ------    ------    ------
                         (in millions - except per share amounts)

REVENUES (Note 4)         $4,670.8  $3,486.6 $13,481.3  $8,888.1
                           -------   -------  --------   -------
COSTS AND EXPENSES
  Cost of sales            4,293.8   3,242.8  12,371.8   8,181.4
  Selling, distribution
   and administration
   (Note 3)                  281.6     291.4     836.5     647.9
  Purchased in-process
   technology (Note 2)           -         -         -      48.2
  Interest                    26.7      12.7      74.8      33.8
                           -------   -------  --------   -------
     Total                 4,602.1   3,546.9  13,283.1   8,911.3
                           -------   -------  --------   -------

INCOME (LOSS) BEFORE INCOME
 TAX EXPENSE AND DIVIDENDS
 ON CONVERTIBLE PREFERRED
 SECURITIES OF SUBSIDIARY
 TRUST                        68.7     (60.3)    198.2     (23.2)

INCOME TAX (EXPENSE)
 BENEFIT                     (25.1)     24.2     (74.3)     (8.5)

DIVIDENDS ON CONVERTIBLE
 PREFERRED SECURITIES OF
 SUBSIDIARY TRUST, NET OF
 TAX BENEFIT                  (1.6)        -      (4.7)        -
                           -------   -------   -------   -------
INCOME (LOSS) AFTER TAXES
  Continuing operations       42.0     (36.1)    119.2     (31.7)
  Discontinued operations        -       2.1         -       7.7
  Discontinued operations
   -- gain on sale of
   Armor All stock               -     120.2         -     120.2
                           -------   -------   -------   -------
     NET INCOME           $   42.0  $   86.2  $  119.2  $   96.2
                           =======   =======   =======   =======


                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                         Three Months Ended   Nine Months Ended
                             December 31        December 31
                          ----------------    ----------------
                           1997      1996      1997      1996
                          ------    ------    ------    ------
                         (in millions - except per share amounts)

EARNINGS PER COMMON SHARE (Notes 8 and 9)
  Diluted
    Continuing operations     $  0.43  $ (0.43) $  1.23  $ (0.37)
    Discontinued operations         -     0.02        -     0.09
    Discontinued operations
    -- gain on sale of
       Armor All stock              -     1.44        -     1.41
                               ------   ------   ------   ------
          Total               $  0.43  $  1.03  $  1.23  $  1.13
                               ======   ======   ======   ======

  Basic
    Continuing operations     $  0.45  $ (0.43) $  1.30  $ (0.37)
    Discontinued operations         -     0.02        -     0.09
    Discontinued operations
    -- gain on sale of
       Armor All stock              -     1.44        -     1.41
                               ------   ------   ------   ------
          Total               $  0.45  $  1.03  $  1.30  $  1.13
                               ======   ======   ======   ======

  Dividends                   $ 0.125  $ 0.125  $ 0.375  $ 0.375
                               ======   ======   ======   ======


SHARES ON WHICH EARNINGS
 PER COMMON SHARE WERE
 BASED (Notes 8 and 9)
   Diluted                      101.8     83.7    101.1     85.0
   Basic                         91.6     83.7     91.3     85.0


See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                             Nine Months Ended
                                                December 31
                                             ------------------
                                              1997        1997
                                             ------      ------
                                                (in millions)
Operating Activities
  Income (loss) from continuing operations  $  119.2   $  (31.7)
  Adjustments to reconcile to net cash
   used by operating activities
     Depreciation                               52.3       47.6
     Amortization                               11.8        5.4
     Provision for bad debts                     5.8       21.0
     Deferred taxes on income                    8.4        2.2
     Gain on disposal of assets                 (0.9)         -
     Other non-cash items (Notes  2 and 3)       0.1      124.6
                                             -------    -------
          Total                                196.7      169.1
                                             -------    -------
     Effects of changes in
       Receivables                            (269.1)    (329.2)
       Inventories                             (99.4)    (417.3)
       Accounts and drafts payable              (5.2)     456.8
       Taxes                                    58.6       (7.4)
       Other                                   (99.4)     (34.3)
                                             -------    -------
          Total                               (414.5)    (331.4)
                                             -------    -------
     Net cash used by continuing operations   (217.8)    (162.3)
                                             -------    -------
     Discontinued operations                    (2.1)      27.1
                                             -------    -------
     Net cash used by operating activities    (219.9)    (135.2)
                                             -------    -------
Investing Activities
  Purchases of marketable securities            (1.3)      (6.2)
  Maturities of marketable securities           11.5      197.4
  Property acquisitions                        (82.5)     (56.4)
  Properties sold                                8.0        1.5
  Acquisitions of businesses,
   less cash and short-term
   investments acquired                        (50.8)    (580.0)
  Proceeds from sale of subsidiary                 -      221.9
  Investing activities of
   discontinued operations                         -       (4.2)
  Other                                        (42.0)     (38.6)
                                             -------    -------
     Net cash used by investing activities    (157.1)    (264.6)
                                             -------    -------

                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                             Nine Months Ended
                                                December 31
                                             ------------------
                                              1997        1997
                                             ------      ------
                                                (in millions)
Financing Activities
  Proceeds from issuance of debt            $  397.4   $  870.5
  Repayment of debt                            (37.9)    (294.7)
  Dividends paid on preferred securities
   of subsidiary trust                          (7.8)         -
  Capital stock transactions
    Stock repurchases                              -     (155.7)
    Issuances                                    3.5       13.2
    ESOP notes and guarantee                     2.6        4.2
    Dividends paid                             (34.6)     (31.8)
    Financing activities of
     discontinued operations                       -        0.1
                                             -------    -------
     Net cash provided by
      financing activities                     323.2      405.8
                                             -------    -------

Net Increase (Decrease) in Cash
 and Cash Equivalents                          (53.8)       6.0

Cash and Cash Equivalents at
 beginning of period                           124.8      260.8
                                             -------    -------

Cash and Cash Equivalents at
 end of period                              $   71.0   $  266.8
                                             =======    =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES



1.  Interim Financial Statements
--------------------------------

     In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1997 and the results of its operations and its cash flows for the nine
months ended December 31, 1997 and 1996.   Except for certain
items described in Notes 2 and 3, relating to the prior year, such adjustments were of a normal recurring nature.

     The results of operations for the nine months ended December
31, 1997 and 1996 are not necessarily indicative of the results for the full years.

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

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES



3.  Fiscal 1997 Restructuring, Asset Impairment and Other Charges
-----------------------------------------------------------------

     The acquisition of the assets and operations of FoxMeyer (see Note 2) in the third quarter of fiscal 1997 resulted in a significant increase in sales volume, a substantial change in customer mix and overlapping, duplicate and "similar purpose" assets. Management reassessed its operations, its distribution center network and its business strategies, including program offerings and developed a plan to optimize the network configuration from the combined distribution centers of the Company and those acquired in the transaction, which has resulted in the consolidation and closure of certain distribution centers, workforce reductions and disposal of excess, duplicate assets. Management also reassessed strategies and program offerings for expanding certain customer segments in light of the larger and more diverse customer base, and identified certain programs and investments which will no longer be pursued as originally contemplated. Other duplicate common purpose assets including administrative facilities, software and other equipment were reviewed to identify the optimum mix for the combined companies. This resulted in the impairment in the value of certain assets which will not ultimately be retained or utilized as originally intended. The foregoing was reflected in the valuation of the FoxMeyer assets acquired and liabilities assumed and in charges taken in the quarter ended December 31, 1996 discussed below with respect to the affected assets of the Company.

     The charges resulting from the impairment of assets of the Company as a result of the integration and rationalization of the Company's distribution operations, systems, strategies, and program offerings and administrative functions and for certain operating items were recorded in selling, distribution, and administration expenses and are summarized below (in millions):

     Development costs and investments associated
       with program offerings which will no longer
       be pursued as originally contemplated           $28.0
     Computer software which will no longer be
       utilized or for which the development program
       has ceased                                       29.3
     Cost of facilities closures - primarily write-
       down of assets which will no longer be utilized
       and will be disposed of                          10.1
     Receivable reserves                                15.1
     Other operating items                              16.3
                                                       -----
                                                      $ 98.8
                                                       =====

     Included in the charge for facilities closures was $7.2 million associated with the Company's Canadian operation, which restructured its distribution operations and network following a significant change in its customer mix.

     Other operating items included a provision by the Water Products business of $7.0 million for the impairment of assets in its vended water business, which was subsequently sold. Other operating items of the U.S. Health Care business consisted of $2.8 million of incremental costs incurred during a strike at a distribution center, $1.5 million for the termination of a marketing program and certain distributor relationships, and $5.0 million of other charges.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES



4.  Sales to Customers' Warehouses
----------------------------------

     For large volume sales of pharmaceuticals to major self-warehousing drugstore chains, the Company acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. These sales to customers' warehouses were $0.7 billion in each of the three month periods ended December 31, 1997 and 1996 ($2.0 billion and $2.1 billion for the nine months ended December 31, 1997 and 1996, respectively). Gross margin from such sales has been classified in revenues in the accompanying financial statements. The Company intends to restate revenue and cost of sales for such sales in its Annual Report for the fiscal year ending March 31, 1998.


5.  Discontinued Operations
---------------------------

     Earnings from discontinued operations for the three and nine month periods ended December 31, 1996, consist of the Company's interest in the operations of Armor All Products Corporation ("Armor All") and Millbrook Distribution Services, Inc. ("Service Merchandising") which were sold in December 1996 and March 1997, respectively. On December 31, 1996, the Company sold its 55% equity interest in Armor All to The Clorox Company for $221.9 million and recognized an after-tax gain of $120.2 million.


6.  Marketable Securities
-------------------------

     The December 31, 1997 marketable securities balance includes a restricted balance of $76.7 million held in trust as exchange property for the Company's $134.5 million, 4.5% exchangeable subordinated debentures which remain outstanding.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES



7.  Convertible Preferred Securities
------------------------------------

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

     Holders of the preferred securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per preferred security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson common stock, subject to adjustment in certain circumstances.
The preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 103.5% of the liquidation amount beginning in March 2000.

     The Debentures and related trust investment in the Debentures have been eliminated, and the preferred securities reflected as outstanding, in the accompanying consolidated financial statements.


8.  Stock Split
---------------

     On October 29, 1997, the Company's board of directors declared a two-for-one split of the Company's common stock. The split was effective January 2, 1998 for shareholders of record on December 1, 1997. Shares used in the computation of earnings per share (see Note 9) have been restated to give effect to the stock split.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


9.  Earnings Per Share
----------------------

     The Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 128, "Earnings per Share," in the third quarter of the current fiscal year. All per share amounts have been restated in accordance with the provisions of SFAS No. 128.

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

                                         Three Months Ended       Nine Months Ended
                                          December 31, 1997       December 31, 1997
                                        ---------------------    ---------------------
                                                         Per                     Per
                                        Income  Shares  Share   Income  Shares  Share
                                        ------  ------  -----   ------  ------  -----
                                            (in millions except per share amounts)
Basic EPS
  Income from continuing operations     $ 42.0    91.6  $ 0.45  $119.2    91.3  $ 1.30
                                                         =====                   =====
Effect of Dilutive Securities
  Options to purchase common stock                 4.3                     3.9
  Convertible preferred securities         1.6     5.4             4.7     5.4
  Restricted stock issuance                        0.5                     0.5
                                         -----   -----           -----   -----
Diluted EPS
  Income available to common stock-
  holders plus assumed conversions      $ 43.6   101.8  $ 0.43  $123.9   101.1  $ 1.23
                                         =====   =====   =====   =====   =====   =====


                                         Three Months Ended       Nine Months Ended
                                          December 31, 1996       December 31, 1996
                                        ---------------------   ---------------------
                                                         Per                     Per
                                         Loss   Shares  Share    Loss   Shares  Share
                                        ------  ------  -----   ------  ------  -----

Basic and Diluted EPS (F1)
  Loss from continuing operations       $(36.1)   83.7  $(0.43) $(31.7)   85.0  $(0.37)
                                         =====   =====   =====   =====   =====   =====


(F1) For the quarter and nine month periods of fiscal 1997, 3.2 million shares arising from the assumed exercise of stock options under the treasury stock method and 0.2 million shares assumed issued under the restricted stock plans were excluded from the computations of diluted EPS because they were anti-dilutive due to the loss from continuing operations.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


10.  New Accounting Pronouncements
----------------------------------

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


11.  Proposed AmeriSource Acquisition
-------------------------------------

     On September 23, 1997, the Company and AmeriSource Health Corporation ("AmeriSource") announced the execution of a definitive merger agreement, as amended (the "Merger Agreement") providing for the Company to acquire AmeriSource. AmeriSource is the third-largest prime vendor to the institutional/managed care market and the fourth-largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the Merger Agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 1.42 shares of McKesson common stock for each share of AmeriSource common stock. The Company will issue up to 36.4 million new shares of common stock in the merger and will assume the long-term debt of AmeriSource, which was approximately $781.0 million at December 31, 1997. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco.

     On October 23, 1997, the Company and AmeriSource received a request for additional information and documentary material from the Federal Trade Commission ("FTC") in connection with the Merger which the Company and AmeriSource have provided. This "second request" extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 during which the FTC is permitted to review the proposed transaction. The Merger, and the transactions contemplated thereby, have been approved by the stockholders of both companies. Subject to regulatory approval, the transaction is expected to be completed
in early 1998.   However, there can be no assurance that the
Merger will be completed, or that it will be completed as contemplated or what the results of the Merger might be.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------

     The revenues and operating profits of the Company by business segment are as follows:

                                     Three Months Ended          Nine Months Ended
                                        December 31                December 31
                                   -----------------------    -----------------------
                                                       %                          %
                                    1997      1996    Chg.     1997      1996    Chg.
                                   ------    ------   ----    ------    ------   ----
                                                     ($ in millions)
REVENUES
Health Care Services
 U.S. Health Care
   Pharmaceutical Distribution
    & Services                    $3,702.1  $3,015.7  22.8  $10,683.0  $7,507.6  42.3
   Medical/Surgical Distribution
    & Services                       461.7         -          1,366.9         -
                                   -------   -------         --------   -------
     Total U.S. Health Care        4,163.8   3,015.7  38.1   12,049.9   7,507.6  60.5
 International                       439.5     406.9   8.0    1,204.2   1,158.7   3.9
                                   -------   -------         --------   -------
     Total Health Care Services    4,603.3   3,422.6  34.5   13,254.1   8,666.3  52.9
                                   -------   -------         --------   -------
Water Products                        64.8      62.0   4.5      217.5     210.0   3.6

Corporate                              2.7       2.0              9.7      11.8
                                   -------   -------         --------   -------
     Total                        $4,670.8  $3,486.6  34.0  $13,481.3  $8,888.1  51.7
                                   =======   =======         ========   =======

OPERATING PROFIT (LOSS)

Health Care Services              $   97.0  $  (37.9) (F1)  $   264.4  $   10.7 (F1)

Water Products                        10.0       1.7  (F2)       37.8      25.7 (F2)
                                   -------   -------         --------   -------
     Total                           107.0     (36.2)           302.2      36.4

Interest - net (F3)                  (25.0)    (11.9)           (70.3)    (27.1)

Corporate and other                  (13.3)    (12.2)           (33.7)    (32.5)
                                   -------   -------         --------   -------
Income (loss) before taxes        $   68.7  $  (60.3)       $   198.2  $  (23.2)
                                   =======   =======         ========   =======


(F1) Includes $91.8 million in charges for restructuring, asset impairment and other operating items in the quarter and nine month periods and $48.2 million for the write-off of in-process technology related to the acquisition of McKesson
     Automated Healthcare, Inc. in the nine month period.
(F2) Includes a write-down of $7 million for the assets of the Aqua-Vend unit.
(F3) Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
-------------------

     Net income for the third quarter was $42.0 million, $0.43 per diluted share, compared to $86.2 million, $1.03 per diluted share in the prior year. The prior year's results included
several nonrecurring items:   $98.8 million in pre-tax charges
($61.3 million, after-tax) for restructuring, asset impairment and other operating items; $120.2 million after-tax gain from the sale of the Company's remaining interest in its former subsidiary, Armor All, and $2.1 million after-tax income from the discontinued Armor All and Service Merchandising segments.

     For the nine month period net income increased to $119.2 million, $1.23 per diluted share, compared to $96.2 million, $1.13 per diluted share in the prior year. The prior year results included the items noted above and a charge of $48.2 million for the write-off of in-process technology related to the acquisition of McKesson Automated Healthcare, Inc. in the first quarter.

     The effective income tax rate applicable to continuing operations for the nine months ended December 31, 1997 was lower than the effective tax rate for the comparable period ended December 31, 1996 primarily due to the write-off in the prior year's first quarter of in-process technology, which had no associated tax benefit. The Company's tax rate decreased to 36.5% in the current fiscal quarter and 37.5% for the current year-to-date period, resulting from the effect of the re-financing during the quarter of Canadian debt in a more tax-efficient manner.


HEALTH CARE SERVICES

     The Health Care Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution and services businesses, its medical/surgical distribution and services businesses and its international pharmaceutical operations (Canada and Mexico). This segment accounted for 99% and 98% of consolidated revenues for the three and the nine month periods ended December 31, 1997, respectively.

     Segment revenues increased by 34% and 53% for the three and nine month periods, respectively, from the comparable periods in the prior year, reflecting revenue from the fiscal 1997 acquisitions, an internal growth rate of 14% and 16% in the U.S. Health Care pharmaceutical distribution and services business in the quarter and nine month periods, respectively, and a moderate increase in international revenues.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


     Operating profit increased by 80% and 75% for the third quarter and the nine month periods, respectively, excluding the effect of the $91.8 million and $140.0 million of nonrecurring charges recorded in the three and nine month periods of the prior year, respectively. The increases in operating profit reflect the increased operating margins in the U. S. Health Care pharmaceutical distribution and services business, the favorable impact of acquisitions and the increased profit from its Canadian business. The improved operating margins are due primarily to the elimination of fixed costs through the rapid integration of the FoxMeyer business and increased efficiency on an expanding base of business. International operating profits increased for both the third quarter and the nine month periods as a result of the impact of new business in the Canadian operations.


WATER PRODUCTS

     Segment revenues increased by 5% and 4% for the third quarter and the nine month periods, respectively, from the comparable periods in the prior year. Prior year revenues include sales of $3.5 million for the third quarter and $12.7 million for the nine months associated with the Aqua-Vend business that was sold in March 1997. The 11% and 10% increase in revenues from comparable operations for the third quarter and the nine month periods, respectively, was driven by continuing strong grocery sales growth following a series of new product introductions and the effect of direct delivery geographic
expansion.   Before the nonrecurring charge in the prior year's
third quarter, operating profit increased by 15% and 16% in the third quarter and nine month periods, respectively.


INTEREST, NET

     Interest expense, net of interest income, increased to $25.0 million in the third quarter and $70.3 million for the nine month period, compared to $11.9 million and $27.1 million, respectively, in the prior year. The increase was primarily a result of the debt issued to finance the acquisitions completed in the second half of fiscal 1997.


Liquidity and Capital Resources
-------------------------------

     Cash and marketable securities available for sale were $169.0 million at December 31, 1997 and $229.8 million at March 31, 1997. The December 31, 1997 marketable securities balance included $76.7 million from the sale of the Armor All shares which is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures. Cash and marketable securities available for sale decreased by $60.8 million and total debt increased by $342.6 million during the nine months ended December 31, 1997, due primarily to increased working capital requirements. Working capital has increased due to the growth in sales over fourth quarter fiscal 1997 levels and seasonal fluctuations. In addition $50.8 million in cash was used to acquire the net assets of several small companies in the Company's core Health Care Services segment in the nine months ended December 31, 1997.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


     Stockholders' equity was $1,365.2 million at December 31, 1997, and the net debt-to-capital ratio was 43% compared with 34% on March 31, 1997. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities at the end of the period. The higher ratio at December 31, 1997 reflects seasonal fluctuations in working capital.

     Common shares outstanding increased to 92.6 million at December 31, 1997 from 84.2 million at December 31, 1996, due primarily to the issuance of common shares in connection with the acquisition of General Medical in February 1997 and shares issued under employee benefit plans.


Other
-----

     The Company relies heavily on computer technologies to operate its business. The Company has conducted an assessment of its computer systems and has begun to make the changes necessary to make its computer systems Year 2000 compliant. The Company believes that with these modifications to or replacements of its existing computer-based systems, it will be Year 2000 compliant by March 31, 1999, although the Company cannot provide any assurance in this regard. The Company's systems rely in part on computer based systems of other companies. As part of the Company's assessment, an overview of certain other companies' Year 2000 compliant strategies is being performed. Nevertheless, if any such company failed to become Year 2000 compliant, the Company could be adversely affected. Although the amount expensed by the Company for its Year 2000 project has not been and the Company does not anticipate that such cost will be significant to its results of operations in any year, these costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns.

                   PART II.  OTHER INFORMATION
                   ===========================


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     A special meeting of the Company's stockholders was held on February 9, 1998, to consider and vote upon a proposal to approve the issuance of shares of the Company's common stock, par value $0.01 per share, in connection with the merger of AmeriSource with and into the Company in accordance with the Agreement and Plan of Merger dated as of September 22, 1997, as amended, by and among the Company, Patriot Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company, and AmeriSource. The proposal was approved by the following vote (on a pre-split basis) of the Company's stockholders:

       Votes For        Votes Against       Votes Withheld
     -------------     ---------------     ----------------
       39,087,633          121,367              128,306



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          (10) McKesson Corporation 1994 Stock Option and
               Restricted Stock Plan, as amended through January
               28, 1998

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed the following reports on Form 8-K during the three months ended December 31, 1997:

          1.   Form 8-K
               Date of Report:  October 29, 1997
               Date Filed:  November 3, 1997

               Item 5.  Other Events
               ---------------------
               The Registrant reported its Board of Directors declared a two-for-one split of the Company's common stock to be effected in the form of a stock dividend distributable January 2, 1998 to stockholders of record on December 1, 1997.

                            SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   McKESSON CORPORATION
                                   (Registrant)


Dated:  February 11, 1998          By /s/ Richard H. Hawkins
                                   -----------------------------
                                   Richard H. Hawkins
                                   Vice President and
                                     Chief Financial Officer




                                   By /s/ Heidi E. Yodowitz
                                   -----------------------------
                                   Heidi E. Yodowitz
                                   Controller

                          EXHIBIT INDEX



Exhibit
Number         Description
-------        -------------------------------------------------

 (10)          McKesson Corporation 1994 Stock Option and
               Restricted Stock Plan, as amended through January
               28, 1998

 (27)          Financial Data Schedule