Form 10-K405
period 1998-03-31
MCKESSON CORP
filed 1998-06-18
CIK 927653

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

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

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X        No
                                         ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 1, 1998: $5,606,443,190

Number of shares of common stock outstanding at June 1, 1998:  94,929,952


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1998 are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on July 29, 1998 are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


ITEM                                                                            PAGE
----                                                                           -----
                                         PART I

  1.    Business.................................................................   1

  2.    Properties...............................................................   7

  3.    Legal Proceedings........................................................   7

  4.    Submission of Matters to a Vote of Security Holders......................  10

        Executive Officers of the Registrant.....................................  11


                                    PART II

  5.     Market for the Registrant's Common Stock and Related Stockholder Matters  13

  6.     Selected Financial Data.................................................  13

  7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................  13

  7A.    Quantitative and Qualitative Disclosures About Market Risk..............  13

  8.     Financial Statements and Supplementary Data.............................  13

  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................  13


                                   PART III

 10.    Directors and Executive Officers of the Registrant.......................  14

 11.    Executive Compensation...................................................  14

 12.    Security Ownership of Certain Beneficial Owners and Management...........  14

 13.    Certain Relationships and Related Transactions...........................  14


                                      PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............  15

     Signatures..................................................................  17


                                    PART I

ITEM 1 .   BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     McKesson Corporation ("McKesson", the "Company" or the "Registrant") is the leading health care supply management company in North America. The Company also develops and manages marketing programs for pharmaceutical manufacturers and, through McKesson Water Products Company ("Water Products"), processes and markets pure drinking water.

     The Company's objective is to be the world leader in health care supply across the entire supply chain, from manufacturer to patient. In pursuit of this goal, the Company has completed a number of acquisitions in its health care business. Since late 1995, the Company has acquired General Medical Inc. (now "McKesson General Medical" or "MGM"), the nation's leading distributor of medical and surgical supplies to the total acute care, physician care and extended care market, the pharmaceutical distribution business of FoxMeyer Corporation ("FoxMeyer"), Automated Healthcare, Inc. (now "McKesson Automated Healthcare, Inc." or "MAH"), a manufacturer of automated pharmaceutical dispensing equipment for hospitals, and Ogden BioServices Corporation (now "McKesson BioServices Corporation"), a provider of support services to government and commercial organizations engaged in pharmaceutical research and development. In addition, on September 23, 1997, the Company announced an agreement to acquire AmeriSource Health Corporation ("AmeriSource"), a leading distributor of pharmaceutical and related health care products and services. However, the Federal Trade Commission ("FTC") has filed a complaint in the United States District Court for a preliminary injunction to enjoin the transaction.


RECENT ACQUISITIONS AND DISPOSITIONS

McKesson has undertaken several initiatives in recent years to further focus the Company on its core health care business:

  . In September 1997, the Company signed a definitive merger agreement providing for the Company to acquire AmeriSource.

  . In August 1997, the Company's Canadian health care distribution business, Medis Health and Pharmaceutical Services Inc. ("Medis"), announced an agreement to transition the retail customers of Drug Trading Company, Limited to Medis.

  . In March 1997, the Company disposed of Millbrook Distribution Services Inc. ("Millbrook"), a non-health care business, for an amount on an after-tax basis which approximated Millbrook's book value.

  . In March 1997, the Company sold its Aqua-Vend vended water business, a unit of Water Products.

  . In February 1997, the Company acquired MGM for approximately $775 million.

  . In December 1996, the Company disposed of its 55% equity interest in Armor All Products Corporation ("Armor All"), a non-health care business.

  . In November 1996, the Company acquired FoxMeyer out of bankruptcy for approximately $598 million.

  .  In April 1996, the Company acquired MAH for approximately $65 million.

  .  In December 1995, the Company acquired McKesson BioServices
     Corporation, for approximately $20 million .

     Developments which could be considered significant to individual segments of the business are described under (c)(1) "Narrative Description of Business" on pages 2 through 5 of this report.


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information for the three years ended March 31, 1998 included in Financial Note 15, "Segments of Business", on pages 49 and 50 of the 1998 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.


(c)  NARRATIVE DESCRIPTION OF BUSINESS

     (1) DESCRIPTION OF SEGMENTS OF BUSINESS

     The Company conducts its operations through two operating business segments which generated annual sales in fiscal 1998 of $20.9 billion, approximately 98.6% in the Health Care Services segment and approximately 1.4% in the Water Products segment.


HEALTH CARE SERVICES

PRODUCTS & MARKETS

     Through its Health Care Services segment, the Company is the leading distributor of ethical and proprietary drugs and health and beauty care products in North America. The Company is the market leader in its core U.S. pharmaceutical distribution businesses. U.S. Health Care Services operations also include Healthcare Delivery Systems, Inc. ("HDS") and McKesson BioServices Corporation, through which the Company provides marketing and other support services to pharmaceutical manufacturers; MAH, a business that specializes in the manufacture and sale of automated pharmaceutical dispensing systems for hospitals; Zee Medical, Inc., a distributor of first-aid products and safety and supplies to industrial and commercial customers; and MGM, the nation's third largest distributor of medical-surgical supplies to hospitals (acute care) and the leading supplier of medical-surgical supplies to the full-range of alternate-site health care facilities, including physicians and clinics (primary care), long-term care and home-care sites (extended care). International operations include Medis, a wholly-owned subsidiary and the largest pharmaceutical distributor in Canada; and the Company's 22.7% equity interest in Nadro, S.A. de C.V., a leading pharmaceutical distributor in Mexico.

     The Company's domestic pharmaceutical and medical-surgical distribution operations supply pharmaceuticals, health and beauty care products, and medical and surgical products to independent and chain pharmacies, hospitals, alternate-site health care facilities, food stores and mass merchandisers in all 50 states. Using the names Economost(R) and Econolink(R) and a number of related service marks, the Company has promoted electronic order entry systems and a wide range of computerized merchandising and asset management services for pharmaceutical retailers and hospitals. The Company also supplies computer-based practice management systems to pharmaceutical retailers. The Company believes that its financial strength, purchasing leverage, nationwide network of distribution centers, and advanced logistics and information technologies provide competitive advantages to its pharmaceutical distribution operations.

     Health Care Services serves three primary customer segments: retail chains, retail independent pharmacies and institutional providers (including hospitals, health care facilities and pharmacy service operators) which represented approximately 34%, 33% and 33% respectively, of U.S. Health Care Services revenues in the fourth quarter of fiscal 1998.

     Health Care Services has been organized into three groups to address the specific needs of the Company's key market segments and the pharmaceutical manufacturers: McKesson Health Systems Group, McKesson Pharmaceutical Services and International Group, and McKesson Customer Operations Group.

McKesson Health Systems Group. McKesson Health Systems Group includes McKesson Health Systems, MGM, MAH and Medpath. These four business units provide distribution services for pharmaceuticals, medical and surgical products, automation technologies, and related logistics and management information systems support to the institutional market, which includes hospitals, alternate-site providers, and integrated health networks. The McKesson Health Systems unit serves the pharmaceutical supply management needs of hospitals, health care organizations, and integrated health networks. MGM provides medical-surgical supply management needs across the continuum of care, including acute care, primary care and extended care. MAH manufactures and markets automated pharmacy systems, including the ROBOT-Rx/TM/system, a robotic pharmacy dispensing and utilization tracking system that enables hospitals to lower pharmacy costs while significantly improving the accuracy of pharmaceutical dispensing, AcuDose-Rx/TM/ pharmaceutical dispensing technology and AcuScan/TM/ that automates and streamlines the medication information requirements at the patient bedside. Medpath provides distribution primarily of oncology medication for use in the physician office market.

McKesson Pharmaceutical Services and International Group. McKesson Pharmaceutical Services and International Group combines the Company's retail marketing, pharmaceutical procurement and product management functions in a single group that is focused on (i) helping manufacturers meet their marketing goals and (ii) creating affiliation programs and information technologies for the Company's retail customers. The linkage of these functions allows the Company to enhance the flow of pharmaceutical products from manufacturers to retailers to patients through advanced marketing programs and information services, including the Valu-Rite(R), Valu-Rite/CareMax/SM/ and Health Mart(R) retail networks, the OmniLink(R) centralized pharmacy technology platform, which offers retail network members connectivity with managed care organizations while promoting compliance with managed care plans, and Pay$ystems, which provides 24-hour advanced funding of third-party reimbursements. The group includes HDS, which performs specialized logistics, marketing support and patient services for manufacturers, and McKesson BioServices Corporation, which provides biomedical support services to the pharmaceutical and biotechnology industries, the U.S. Government, universities and institutions, and contract research organizations. Also, included in this group is Medis, the largest pharmaceutical distributor in Canada.

McKesson Customer Operations Group. McKesson Customer Operations Group comprises the Company's pharmaceutical distribution operations and retail pharmacy sales and services, addressing the needs of independent pharmacies, retail pharmacy chains, food stores and mass merchandisers. The Company is in the process of implementing its Acumax(R) Plus warehouse management systems in its pharmaceutical distribution centers, providing real-time inventory statistics and tracking product from the receiving dock to shipping through scanned bar-code information with accuracy levels of more than 99%. This system is designed to ensure that the right product arrives at the right time and place for both the Company's customers and their patients.

COMPETITION

     In every area of operations, the distribution businesses face strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, mail-order facilities and from manufacturers engaged in direct distribution. The particular areas in which U.S. Health Care Services provides services are in a rapid state of development, and therefore there are no clearly defined markets in which U.S. Health Care Services competes. It nonetheless faces competition from various other service providers and from pharmaceutical and other health care manufacturers (as well as other potential customers of U.S. Health Care Services) which may from time to time decide to develop, for their own internal needs, those services which are provided by U.S. Health Care Services and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in the Health Care Services segment.

INTELLECTUAL PROPERTY

     The principal trademarks and service marks of the Health Care Services segment are: ECONOMOST(R), ECONOLINK(R), McKesson INFOLINK/SM/, VALU-RITE(R), Valu-Rite/CareMax/SM/, OmniLink(R), Health Mart(R), ROBOT-Rx/TM/, AcuDose-Rx/TM/ and AcuScan-Rx/TM/. The Company also owns other registered and unregistered trademarks and service marks and similar rights. Registration for all of the principal marks has been obtained, or applied for, in the United States. The United States federal registrations of these trademarks and service marks have ten or twenty year terms, depending on date of registration; the Canadian registrations have fifteen year terms. All are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Health Care Services segment.


WATER PRODUCTS

PRODUCTS & MARKETS

     Water Products is a leading provider in the $3.4 billion bottled water industry in the United States. It is one of the largest bottled water companies in most of the geographic markets in which it competes and the third largest overall in the United States. Water Products is primarily engaged in the processing and sale of bottled drinking water delivered to more than 530,000 homes and businesses under its Sparkletts(R), Alhambra(R), and Crystal/TM/ brands in California, Arizona, Nevada, Oklahoma, Washington, Texas and New Mexico. It also sells packaged water through retail stores.

COMPETITION

     Although this business faces competition from several larger competitors, the competition is generally widely dispersed between many different entities. Principal among the large local competitors of the Water Products segment are:
Arrowhead (California and Arizona) and Ozarka/Oasis (Texas) (both owned by Nestle); Hinckley & Schmitt (Arizona, Las Vegas, and Southern California) and Sierra Springs (Northern California and Texas) (both owned by Suntory International Corporation); Crystal Geyser (nationally distributed); Evian (nationally distributed) (owned by Groupe Danone, S.A.) and private label brands. This operation faces significant competition in both price and service in all aspects of its business.


INTELLECTUAL PROPERTY


     The principal trademarks and service marks of the Water Products segment are: SPARKLETTS/R/, ALHAMBRA/R/, and CRYSTAL/TM/. Water Products also owns other registered and unregistered trademarks and service marks used by the Water Products segment. All of the principal trademarks and service marks are registered in the United States, in addition to certain other jurisdictions.
The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Water Products segment.

AMERISOURCE MERGER AGREEMENT

     On September 23, 1997, the Company and AmeriSource announced the execution of a definitive Merger Agreement providing for the Company to acquire AmeriSource (the "Merger"). On March 3, 1998, the FTC voted to block the proposed Merger. On March 9, 1998, the FTC filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the Merger. On March 18, 1998, McKesson and AmeriSource each announced that they will oppose the FTC's motion for preliminary injunction. A hearing on the FTC's motion is expected to begin June 9, 1998. Although the Merger and the transactions contemplated thereby have been approved by stockholders of both companies, there can be no assurance that McKesson and AmeriSource will prevail in this litigation, that the Merger will be completed, or that it will be completed as contemplated or what the results of the Merger might be.

     Under the terms of the Merger Agreement, stockholders of AmeriSource would receive a fixed exchange ratio of 1.42 shares of McKesson common stock for each share of AmeriSource common stock. The Company would issue up to 36.4 million new shares of common stock in the Merger, and would assume the long-term debt of AmeriSource which was approximately $631 million at March 31, 1998. The merger of the two companies has been structured as a tax-free transaction and would be accounted for as a pooling of interests. The combined company would operate under the McKesson name and would be headquartered in San Francisco. Upon completion of the Merger, R. David Yost, currently president and chief executive officer of AmeriSource, would become group president of the AmeriSource Services Group and a McKesson corporate vice president. Also upon completion of the Merger, McKesson's board of directors would be expanded from nine to twelve members, which would include Mr. Yost and two other directors from the current AmeriSource board.

     AmeriSource has reported that it is one of the nation's top three distributors in serving the hospital and managed care market segment and the fourth largest full-service wholesale distributor of pharmaceutical products and related health care services in the United States.

     (2) OTHER INFORMATION ABOUT THE BUSINESS

     Customers -- No material part of the business is dependent upon a single or a very few customers, the loss of any one of which could have a material adverse effect on the Company or any of its business segments.

     Environmental Legislation -- The Company sold its chemical distribution operations in fiscal 1987. In connection with the disposition of those operations, the Company retained responsibility for certain environmental obligations and has entered into agreements with the Environmental Protection Agency and certain states pursuant to which it is or may be required to conduct environmental assessments and cleanups at several closed sites. These matters are described further in Item 3 "Legal Proceedings" on pages 7 to 10 of this report. Other than any capital expenditures which may be required in connection with those matters, the Company does not anticipate making substantial capital expenditures for environmental control facilities or to comply with environmental laws and regulations in the future. The amount of capital expenditures expended by the Company for environmental compliance was not material in fiscal 1998 and is not expected to be material in the next fiscal year.

     Employees -- At March 31, 1998, the Company employed approximately 13,700 persons.

     Backlog Orders -- Both of the Company's segments seek to promptly fill or otherwise satisfy the orders of each such segment's customers. Accordingly, neither of the Company's segments has a significant backlog of customer orders.

     Risk Factors --

     Risk Generally Associated with Acquisitions: An element of the Company's growth strategy is to pursue strategic acquisitions that either expand or complement its business, and the Company routinely reviews such potential acquisition opportunities. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations from other business concerns, difficulties in the integration of operations and systems, delays or difficulties in opening and operating larger distribution centers in an integrated distribution network, the assimilation and retention of the personnel of the acquired companies, challenges in retaining the customers of the combined businesses and potential adverse short-term effects on operating results. In addition, the Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company's results of operations and its ability to effect a portion of its growth strategy.

     Changing United States Health Care Environment: In recent years, the health care industry has undergone significant change driven by various efforts to reduce costs, including potential national health care reform, trends toward managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. This industry is expected to continue to undergo significant changes for the foreseeable future. Other healthcare industry factors that could have a material adverse effect on the Company's results of operations include: (i) changes in governmental support of health care services, the method by which such services are delivered or the prices for such services;
(ii) other legislation or regulations governing such services or mandated benefits; or (iii) changes in pharmaceutical manufacturers' pricing or distribution policies.

     Computer Technologies: The Company relies heavily on computer technologies to operate its business. As a result, the Company continuously seeks to upgrade and improve its computer systems in order to provide better service to its customers and to support the Company's growth. The Company has conducted an assessment of its computer systems and has begun to make the changes necessary to make its computer systems Year 2000 compliant. The Company believes that with modifications to or replacements of its existing computer-based systems, it will be Year 2000 compliant by March 31, 1999, although the Company cannot provide any assurance in this regard. The Company's systems rely in part on the computer-based systems of its trading partners. As part of the Company's assessment, an overview of certain of its trading partners' Year 2000 compliance strategies is being performed, and the Company plans to conduct extensive systems testing with such trading partners during calendar 1999. Nevertheless, if any trading partners or other entity upon which they rely failed to become Year 2000 compliant, the Company could be adversely affected. The Company incurred approximately $7 million in fiscal 1998 and expects to incur between $10 and $15 million in each of the next two fiscal years in costs associated with modification to the Company's existing systems to make them Year 2000 compliant and related testing, including planned testing with trading partners. Such costs are being expensed as incurred. Year 2000 project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties, project vendor delays, and project vendor costs overruns. The inability of the Company to successfully complete its Year 2000 compliance project or to maintain computer systems that meet the Company's and its customers' needs could have an adverse effect on the Company.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Information as to foreign operations included in Financial Note 15, "Segments of Business" on pages 49 and 50 of the Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.

ITEM 2.   PROPERTIES

     Because of the nature of the Company's principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. Information as to material lease commitments included in Financial Note 10, "Lease Obligations" on page 39 of the 1998 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference. The Company believes its present facilities to be in satisfactory condition and adequate for the Company's current and anticipated needs without making capital expenditures materially higher than historical levels.

ITEM 3.   LEGAL PROCEEDINGS

     In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of the Company's business.

     The Company currently is a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases have been coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of a consolidated class action (the "Federal Class Action") as well as approximately 109 additional actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the "Individual Actions"). There are numerous other defendants in these actions including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail order pharmacies, managed care organizations and other institutional buyers. A class has been certified in the Federal Class Action. The Seventh Circuit Court of Appeals reversed the District Court's grant of summary judgment in favor of the Company and the other wholesale distributors in the Federal Class Action. Trial of the Federal Class Action is currently scheduled to begin on September 14, 1998. The Individual Actions will remain in the Northern District of Illinois for pre-trial purposes, but will be remanded to their original transferor jurisdictions for trial.

     The currently pending state court antitrust cases against the Company are in California, Alabama and Mississippi. The Company has been dismissed pursuant to a settlement in cases which were pending in Wisconsin (K-S Pharmacy, et al.
v. Abbott Laboratories, et al.) and Minnesota (Salk Drug v. Abbott Laboratories, et al.). The state cases are based essentially on the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case in California (referred to as Coordinated Special Proceeding, Pharmaceutical Cases I, II & III) is pending in Superior Court for the State of California (San Francisco County). A class of retail pharmacies has been certified and the case is trailing MDL 997. The case in Alabama (Durrett, et al. v. The Upjohn Co. et al.) is venued in the Circuit Court for Greene County, Alabama . A class has not yet been certified, and the case is currently before the Alabama Supreme Court on an appeal from the denial of defendants' motion to dismiss. The case in Mississippi (Montgomery Drug Co. et al. v. The Upjohn Co. et al.) is pending in the Chancery Court of Prentiss County, Mississippi. The Chancery Court has held that the case may not be maintained as a class action.

     In each of the cases, plaintiffs seek remedies in the form of injunctive relief and unquantified monetary damages, and attorneys fees and costs. Plaintiffs in the California cases also seek restitution. In addition, trebled damages are sought in the Federal Class Action, the Individual Actions and the California case and statutory penalties of $500 per violation are sought in the Mississippi and Alabama cases. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in all of these actions. In addition, the Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

     In January 1997, the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants') were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson Corporation, et. al. filed in the District Court in Dallas County, Texas. In its complaint, Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation collectively, "FoxMeyer Corporation") alleges that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of at least $400 million, punitive damages, attorneys fees and costs. The Company answered the complaint, denying the allegations, and removed the case to federal bankruptcy court in Dallas (the "Texas Action").

     In March 1997, the Company and the Manufacturer Defendants filed a complaint in intervention against Plaintiff (now known as Avatex Corporation) in the action filed against Avatex by the FoxMeyer Unsecured Creditors Committee in the United States Bankruptcy Court for the District of Delaware. The complaint in intervention seeks declaratory relief and an order enjoining Avatex from pursuing the Texas Action. Motions for summary judgment filed by the Company, the Manufacturer Defendants and the Chapter 7 trustee in the Delaware action are pending, as is a motion by Avatex to transfer the complaint in intervention to the Texas Bankruptcy Court. In August 1997, the Texas Bankruptcy Court entered an order denying the defendants' motion to transfer the case to the District of Delaware and deferred ruling on the plaintiff's motion to demand the case to the Texas State Court until the bankruptcy court in Delaware has ruled on the motions for the summary judgment. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend this litigation.

     In July 1995, a purported class action was filed in the Supreme Court of the State of New York against General Medical Corp., Inc. (also known as McKesson General Medical) and several other defendants by Richard A. Bernstein, Chairman and President of Rabco Health Services, Inc. and Chairman of General Medical at the time of its leveraged buyout in 1993. Plaintiff alleges a conspiracy to orchestrate the buyout of plaintiff's interest in Rabco at an unfairly low price. Plaintiff alleges common law fraud, breach of fiduciary
duty and inducing breach of fiduciary duty.   Plaintiff seeks rescissionary
damages of $50 million, compensatory damages of $25 million, and punitive damages of $25 million. The complaint was initially dismissed with prejudice by the Court but that order was reversed by the Court's Appellate Division. Defendants thereupon filed their answers to the complaint together with a motion for leave to appeal to the Court of Appeals, which motion was denied. A renewed motion by defendants General Medical and GM Holdings to dismiss and/or for summary judgment is pending. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend the action.

     The Company has been named along with several other defendants in two lawsuits in California, Royer v. Wyeth-Ayerst Laboratories, et al. and Valentine
v. Wyeth-Ayerst Laboratories, et al., alleging that the plaintiffs have been injured because they took the drugs fenfluramine or dexfenfluramine with phentermine, commonly known as dexfen-phen or fen-phen. The Company has tendered the cases to manufacturers of the drugs and has filed an answer in one of the cases pending a reply. In addition, a third fen-phen case, Galvan v. American Home Products, et al., filed in New York state court against a customer of the Company, has been tendered to the Company by the customer. This case is being defended by counsel retained by the Company to protect the customer's interest pending the determination of tender to the manufacturers.

     Primarily as a result of the operation of its former chemical businesses, which were divested in fiscal 1987, the Company is involved in various matters pursuant to environmental laws and regulations:

     The Company has received claims and demands from governmental agencies relating to investigative and remedial action purportedly required to address environmental conditions alleged to exist at five sites where the Company (or entities acquired by the Company) formerly conducted operations; and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites, including soil and groundwater remediation.

     The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $19 million, net of approximately $4 million which third parties have agreed to pay in settlement or which the Company expects, based on either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $19 million is expected to be paid out between April 1998 and March 2028 and is included in the Company's recorded environmental reserves at March 31, 1998.

     In addition, the Company has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 18 Superfund sites. With respect to each of these Superfund sites, numerous other PRP's have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 18 Superfund sites is approximately $1 million, net of $2 million which insurance companies, and $2 million which another PRP, are expected or have agreed to contribute to the Company's allocated share. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant. The $1 million is included in the Company's recorded environmental reserves at March 31, 1998.

     The potential costs to the Company related to environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternate cleanup technologies; the determination of the Company's liability of proportion to other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties.

     Management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed in the preceding paragraphs will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the Company's stockholders was held on February 9, 1998, to consider and vote upon a proposal to approve the issuance of shares of the Company's common stock, par value $0.01 per share, in connection with the merger of AmeriSource with and into the Company in accordance with the Agreement and Plan of Merger dated September 22, 1997, as amended, by and among the Company, Patriot Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company, and AmeriSource. The proposal was approved by the following vote of the Company's stockholders:



          Votes For      Votes Against   Votes Withheld
          ---------      -------------   --------------
          78,175,266        242,734          256,612

                      EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth information concerning the executive officers of the Registrant as of June 1, 1998. The number of years of service with the Company includes service with predecessor companies (including the company known as "Old Mckesson," formerly "McKesson") and acquired companies.


     There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.





        NAME          AGE     POSITION WITH REGISTRANT AND BUSINESS EXPERIENCE
------------------  -------   ------------------------------------------------
Mark A. Pulido        45      Chief Executive Officer since April 1997 and
                              President and Chief Operating Officer and a
                              Director since May 1996. Chief Executive Officer,
                              Sandoz Pharmaceuticals Corporation (January-April
                              1996) and Chief Operating Officer (December 1994-
                              December 1995). Other positions in the previous
                              five years, all with Red Line Healthcare
                              Corporation, a Sandoz affiliate: Chairman of the
                              Board (December 1994-January 1996), Chairman,
                              President and Chief Executive Officer (March 1992-
                              November 1994), President and Chief Executive
                              Officer (January 1992-March 1992). Service with
                              the Company- 2 years 1 month.

William A. Armstrong  57      Vice President Human Resources and Administration
                              since September 1994. Formerly Vice President
                              Human Resources and Administration (April 1993-
                              November 1994) and Vice President Administration
                              (July 1991-April 1993) of McKesson. Service with
                              the Company - 26 years.

Michael T. Dalby      52      Vice President Strategic Planning since September
                              1994. Principal at McKinsey & Company, Inc., an
                              international management consulting firm (1988-
                              1994). Service with the Company - 3 years 9
                              months.

John H. Hammergren    39      Vice President since January 1996 and Group
                              President, McKesson Health Systems Group since
                              August 1997; President, McKesson Health Systems
                              (January 1996-August 1997). President,
                              Medical/Surgical Division, Kendall Healthcare
                              Products Company (1993-1996) and Vice President
                              and General Manager (1991-1993). Service with the
                              Company - 2 years 5 months.

Richard H. Hawkins    48      Vice President and Chief Financial Officer since
                              September 1996; Vice President and Controller
                              (September 1994-September 1996). Formerly Vice
                              President (April 1993-November 1994) and
                              Controller (April 1990-November 1994) of McKesson,
                              Chief Financial Officer (September 1993-November
                              1994) of McKesson's Drug Company division and Vice
                              President Finance (February 1991-April 1993) of
                              McKesson's Distribution Group. Service with the
                              Company - 14 years.

Nicholas A. Loiacono  45      Treasurer since March 1998 and Vice President
                              Finance since August 1997. Group Vice President
                              Finance, Sulzer Medica USA, Inc. (international
                              manufacturer and distributor of implantable
                              medical devices) from July 1992 to August 1997.
                              Service with the Company - 10 months.


        NAME          AGE     POSITION WITH REGISTRANT AND BUSINESS EXPERIENCE
------------------  -------   -------------------------------------------------
David L. Mahoney      43      Vice President since September 1994 and Group
                              President, Pharmaceutical Services and
                              International Group since August 1997. President,
                              Pharmaceutical and Retail Services (August 1996-
                              August 1997); President, Pharmaceutical Services
                              Group (February-August 1996). Formerly President
                              of Healthcare Delivery Systems, Inc., a wholly-
                              owned subsidiary of the Company, (September 1994-
                              December 1995) and Vice President Strategic
                              Planning (July 1990-September 1994) of McKesson.
                              Service with the Company - 8 years.

Mark T. Majeske       40      Vice President since August 1996 and Group
                              President, Customer Operations Group since August
                              1997; President, Customer Operations (August 1996-
                              August 1997); and Executive Vice President, Field
                              Operations (November 1995-July 1996) and Executive
                              Vice President, Central Region, Drug Company
                              division (July 1994-November 1995). Senior Vice
                              President of Field Operations Hamilton HallMark
                              Electronics (April-July 1994) and Vice President
                              of Strategic, Canada and NAFTA Operations from
                              1992 to April 1994. Service with the Company - 3
                              years 11 months.

Ivan D. Meyerson      53      Vice President and General Counsel since July
                              1994. Formerly Vice President and General Counsel
                              (January 1987-November 1994) of McKesson. Service
                              with the Company - 20 years.

Nancy A. Miller       54      Vice President and Corporate Secretary since July
                              1994. Formerly Vice President and Corporate
                              Secretary (December 1989-November 1994) of
                              McKesson. Service with the Company- 20 years .

Charles A. Norris     52      Vice President and President of McKesson Water
                              Products Company, a wholly-owned subsidiary of the
                              Company, since September 1994. Formerly Vice
                              President of McKesson (April 1993-November 1994)
                              and President (May 1990-November 1994) of McKesson
                              Water Products Company, a wholly-owned subsidiary
                              of McKesson. Service with the Company - 8 years.

Carmine J. Villani    55      Vice President and Chief Information Officer since
                              January 1997; Vice President, Information
                              Management of the Drug Company division (November
                              1994-January 1997). Formerly Vice President,
                              Technology Integration (1992-1994) of McKesson.
                              Service with the Company - 6 years.

Heidi E. Yodowitz     44      Controller since October 1996; Staff Vice
                              President, Planning & Analysis (1995 to 1996) and
                              Assistant Controller (September 1994-1995).
                              Formerly Assistant Controller of McKesson (June
                              1990-September 1994). Service with the Company - 8
                              years.

                                    PART II



5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter included in Financial Note 17, "Quarterly Financial Information (Unaudited)" on pages 53 and 54 of the 1998 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report, are incorporated herein by reference.

(b)  HOLDERS

     The number of record holders of the Company's common stock at March 31, 1998 was approximately 14,000.

(c)  DIVIDENDS

     Dividend information included in Financial Note 17, "Quarterly Financial Information (Unaudited)" on pages 53 and 54 of the 1998 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data presented on pages 2 to 7 of the 1998 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

     Management's discussion and analysis of the Company's financial condition and results of operations appearing in the Financial Review on pages 8 to 20 of the 1998 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report, is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is included in the Financial Review on pages 8 to 20 of the 1998 Consolidated Financial Statements which is included as
Exhibit 13 to this Form 10-K Report, and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data presented on pages 24 to 54 of the 1998 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K Report, are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated by reference from the Company's 1998 Proxy Statement (the "Proxy Statement"). Certain information relating to Executive Officers of the Company appears at pages 11 and 12 of this Form 10-K Annual Report. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Company's Proxy Statement.


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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and the Independent Auditors' Report appear on pages 23 to 54 of the 1998 Consolidated Financial Statements which is included as Exhibit 13 to this Form 10-K report, and are incorporated herein by reference. Page number references are to the 1998 Consolidated Financial Statements.


                                                                                                                PAGE
                                                                                                                ----
     Independent Auditors' Report                                                                                23

     Consolidated Financial Statements

          Statements of Consolidated Income for the years ended
            March 31, 1998, 1997 and 1996                                                                        24

          Consolidated Balance Sheets, March 31, 1998, 1997 and 1996                                             25

          Statements of Consolidated Stockholders' Equity for the years
            Ended March 31, 1998, 1997 and 1996                                                                  26

          Statements of Consolidated Cash Flows for the years ended
            March 31, 1998, 1997 and 1996                                                                        28

          Financial Notes                                                                                        29

                                                                                                                10-K
     The following are included herein:                                                                         PAGE
                                                                                                                ----

          Independent Auditors' Report on Supplementary Financial Schedule                                       18

          Supplementary Financial Schedule:

          II     Consolidated Valuation and Qualifying Accounts                                                  19


     Financial statements and schedules not included or incorporated by reference herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

     Exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index on pages 20 to 25.

(b)  REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the three months ended March 31, 1998:


     1. Form 8-K

     Date of Report:  February 24, 1998    Date Filed:  February 24, 1998

     Item 5.  Other Events
     ---------------------
     The Registrant filed pro forma combined financial data of the Company and AmeriSource Health Corporation to update the pro forma data included in Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 333-40587) filed with the Commission on January 2, 1998.

     The Registrant reported that on February 24, 1998 it completed a private placement of $300 million senior unsecured debt securities.

     2. Form 8-K

     Date of Report:  March 18, 1998      Date Filed:  March 19, 1998

     Item 5.  Other Events
     ---------------------
     The Registrant and AmeriSource Health Corporation each announced their opposition to the complaint brought March 9, 1998 by the Federal Trade Commission seeking a preliminary injunction to halt the merger of the two companies.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      McKESSON CORPORATION


Date:  May 29, 1998                   By:  /s/ Richard H. Hawkins
                                           ------------------------------------
                                           RICHARD H. HAWKINS, VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 29, 1998 by the following persons on behalf of the Registrant and in the capacities indicated:



/s/ Mark A. Pulido                        /s/ Richard H. Hawkins
-------------------------------------     --------------------------------------
MARK A. PULIDO, PRESIDENT AND             RICHARD H. HAWKINS, VICE PRESIDENT AND
 CHIEF EXECUTIVE OFFICER AND DIRECTOR      CHIEF FINANCIAL OFFICER
 (PRINCIPAL EXECUTIVE OFFICER)             (PRINCIPAL FINANCIAL OFFICER)



/s/ Heidi E. Yodowitz
-------------------------------------
HEIDI E. YODOWITZ, CONTROLLER
 (PRINCIPAL ACCOUNTING OFFICER)


/s/ Mary G. F. Bitterman                  /s/ Tully M. Friedman
-------------------------------------     --------------------------------------
MARY G. F. BITTERMAN, DIRECTOR            TULLY M. FRIEDMAN, DIRECTOR


/s/ John M. Pietruski
-------------------------------------     --------------------------------------
JOHN M. PIETRUSKI, DIRECTOR               DAVID S. POTTRUCK, DIRECTOR


                                          /s/ Alan Seelenfreund
-------------------------------------     --------------------------------------
CARL E. REICHARDT, DIRECTOR               ALAN SEELENFREUND, DIRECTOR;
                                            CHAIRMAN OF THE BOARD


/s/ Jane E. Shaw                          /s/ Robert H. Waterman, Jr.
-------------------------------------     --------------------------------------
JANE E. SHAW, DIRECTOR                    ROBERT H. WATERMAN, JR., DIRECTOR

                        INDEPENDENT AUDITORS' REPORT ON
                       SUPPLEMENTARY FINANCIAL SCHEDULE


The Stockholders and Board of Directors of McKesson Corporation:


We have audited the consolidated financial statements of McKesson Corporation and subsidiaries as of March 31, 1998, 1997 and 1996, and for the years then ended and have issued our report thereon dated May 18, 1998. Such consolidated financial statements and report are included in the 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated supplementary financial schedule of McKesson Corporation, listed in Item 14(a). This consolidated supplementary financial schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
San Francisco, California
May 18, 1998

                                                                     SCHEDULE II

                      MCKESSON CORPORATION - CONSOLIDATED
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



             Column A                 Column B                Column C                  Column D            Column E
----------------------------------  -----------  ---------------------------------  ----------------  -------------------
                                                             Additions
                                                 ---------------------------------

                                     Balance at   Charged to            Charged to
                                     Beginning     Costs and              Other                            Balance at
       Description                   of Period      Expenses             Accounts    Deductions (1)    End of Period (2)
----------------------------------  -----------  -------------          ----------  ----------------  -------------------

AMOUNTS DEDUCTED FROM
 ASSETS TO WHICH THEY APPLY:

Year Ended March 31, 1998
----------------------------------

  Allowances for doubtful
    accounts receivable                 $21,978  $      10,238          $        -  $          3,134  $            29,082
  Other reserves                         22,736         20,067                   -            13,056               29,747
                                        -------  -------------          ----------  ----------------  -------------------
                                        $44,714  $      30,305          $        -  $         16,190  $            58,829
                                        =======  =============          ==========  ================  ===================

Year Ended March 31, 1997
----------------------------------

  Allowances for doubtful
    accounts receivable                 $23,743  $      23,035(3)       $        -  $         24,800  $            21,978
  Other reserves                         15,240         18,470                   -            10,974               22,736
                                        -------  -------------          ----------  ----------------  -------------------
                                        $38,983  $      41,505          $        -  $         35,774  $            44,714
                                        =======  =============          ==========  ================  ===================

Year Ended March 31, 1996
----------------------------------

  Allowances for doubtful
     accounts receivable                $38,249  $      13,679          $        -   $        28,185  $            23,743
   Other reserves                        13,098         10,595                   -             8,453               15,240
                                        -------  -------------          ----------  ----------------  -------------------
                                        $51,347  $      24,274          $        -   $        36,638  $            38,983
                                        =======  =============          ==========  ================  ===================


--------------------------------------------

NOTES:

                                                           1998      1997        1996
                                                        -------- -------------  ----------
(1)   Deductions:
       Written off                                       $15,379     $25,107      $28,338
       Credited to other accounts                            811      10,667        8,300
                                                        --------     -------      -------
           Total                                         $16,190     $35,774      $36,638
                                                         =======     =======      =======
(2) Amounts shown as deductions from:
       Current receivables                               $58,063     $43,948      $38,088
       Other assets                                          766         766          895
                                                         -------     -------      -------
           Total                                         $58,829     $44,714      $38,983
                                                         =======     =======      =======

(3) Includes charges of $15.1 million for receivable reserves related to management's reevaluation of the U.S. Health Care business' estimated exposures for bad debts, disputed amounts, customer allowances and rebates.
    See Financial Note 3.

                                 EXHIBIT INDEX

 Exhibit
 Number                           Description
--------  -------------------------------------------------------------------
  2.1 Asset Purchase Agreement dated as of October 3, 1996 by and among FoxMeyer Corporation, FoxMeyer Drug Company, Health Mart, Inc., FoxMeyer Software, Inc., FoxMeyer Funding, Inc., Healthcare Transportation System, Inc. and Merchandise Coordinator Services Corporation as Sellers, and the Company, as Purchaser and FoxMeyer Health Corporation (Exhibit 2.1 (11)).

  2.2 First Amendment and Waiver to the Asset Purchase Agreement dated as of November 7, 1996 by and among FoxMeyer Health Corporation, FoxMeyer Corporation, FoxMeyer Drug Company, Healthcare Transportation System, Inc., FoxMeyer Software, Inc., FoxMeyer Funding, Inc., Health Mart, Inc., Merchandise Coordinator Services Corporation d/b/a FoxMeyer Trading Company, and the Company (Exhibit 2.2 (11)).

  2.3 Agreement and Plan of Merger, dated as of January 28, 1997, by and among General Medical Inc., the Company, Spider Acquisition Corporation and certain stockholders named therein (Exhibit 2.1 (2)).

  2.4 Agreement and Plan of Merger by and among the Company, Patriot Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub") and AmeriSource Health Corporation ("AmeriSource") dated as of September 22, 1997 (Exhibit 99.1)(3)).

  2.5 Letter Agreement, dated November 19, 1997, among the Company, AmeriSource and Merger Sub, amending the Merger Agreement (Exhibit 2.2
          (4)).

  2.6 Letter Agreement, dated December 30, 1997, among the Company, Merger Sub and AmeriSource, further amending the Merger Agreement (Exhibit
          2.3 (4)).

  3.1 Restated Certificate of Incorporation of the Company, as filed with the Office of the Delaware Secretary of State on February 7, 1996 (Exhibit 3.1(5)).

  3.2 Restated By-Laws of the Company, as amended through May 30, 1997 (Exhibit 3.1 (6)).

  4.1 Rights Agreement dated as of October 21, 1994, by and between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4.1 (7)).

  4.2 Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, as Sponsor, The First National Bank of Chicago, as Institutional Trustee, First Chicago Delaware, Inc., as Delaware Trustee and William A. Armstrong, Ivan D. Meyerson and Nancy A. Miller, as Regular Trustees (Exhibit 4.2
          (8)).

  4.3 McKesson Corporation Preferred Securities Guarantee Agreement, dated as of February 20, 1997, between the Company, as Guarantor, and The First National Bank of Chicago, as Preferred Guarantor Trustee (Exhibit 4.7 (9)).

  4.4 Indenture dated as of March 11, 1997, by and between the Company, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit
          4.4 (10)).

                                 EXHIBIT INDEX

 Exhibit
 Number                           Description
--------  -------------------------------------------------------------------

   4.5 Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

  10.1 Stock Option Agreement by and between the Company and AmeriSource dated September 22, 1997. (Exhibit 99.2 (3)).

  10.2 Voting/Support Agreement by and among 399 Venture Partners, Inc., the Company and Merger Sub dated September 22, 1997 (Exhibit 99.3 (3)).

  10.3 Registration Rights Agreement by and between the Company and 399 Venture Partners, Inc. dated September 22, 1997 (Exhibit 99.4 (3)).

* 10.4 McKesson Corporation 1994 Stock Option and Restricted Stock Plan (as amended through January 28, 1998 (Exhibit (10) (11)).

* 10.5    McKesson Corporation Supplemental PSIP (Exhibit 10.7 (12)).

* 10.6 McKesson Corporation Deferred Compensation Administration Plan amended as of March 30, 1994 (Exhibit 10.8 (12)).

* 10.7 McKesson Corporation Deferred Compensation Administration Plan II, as amended effective October 29, 1997 (Exhibit 10.13 (4)).

* 10.8 McKesson Corporation Directors' Deferred Compensation Plan (Exhibit 10.10 (12)).

* 10.9 McKesson Corporation 1994 Option Gain Deferral Plan, as amended effective October 29, 1997 (Exhibit 10.15 (4)).

* 10.10   McKesson Corporation 1985 Executives' Elective Deferred
          Compensation Plan, amended as of October 27, 1993 (Exhibit 10.13
          (12)).

* 10.11 McKesson Corporation Management Deferred Compensation Plan, amended as of March 30, 1994 (Exhibit 10.14 (12)).

* 10.12 McKesson Corporation 1984 Executive Benefit Retirement Plan, amended as of May 30, 1997 (Exhibit 10.14 (10)).

* 10.13 McKesson Corporation 1988 Executive Survivor Benefits Plan, amended as of October 27, 1993 (Exhibit 10.16 (12)).

* 10.14   McKesson Corporation Executive Medical Plan Summary (Exhibit
          10.17 (13)).

* 10.15 McKesson Corporation 1988 Management Survivor Benefits Plan, amended as of November 1, 1990 (Exhibit 10.18 (12)).

                                 EXHIBIT INDEX

 Exhibit
 Number                           Description
--------  -------------------------------------------------------------------


* 10.16 McKesson Corporation Severance Policy for Executive Employees (amended and restated as of May 31, 1996) (Exhibit 10.2 (14)).

* 10.17 McKesson Corporation 1989 Management Incentive Plan, as amended through September 24, 1997 (Exhibit 10.22 (4)).

* 10.18 McKesson Corporation 1981 Long-Term Incentive Plan (As Amended through January 29, 1997) (Exhibit C (15)).

* 10.19 McKesson Corporation Stock Purchase Plan (As amended and restated through March 26, 1997) (Exhibit B (15)).

* 10.20 McKesson Corporation 1997 Non-Employee Directors' Equity Compensation and Deferral Plan, as amended through October 29, 1997
          (Exhibit 10.32 (4)).

* 10.21 Form of Termination Agreement by and between the Company and certain designated Executive Officers (Exhibit 10.23 (16)).

* 10.22 Form of Employment Agreement effective as of January 31, 1996 by and between the Company and a corporate Vice President who is also President of the Company's Health Systems Group (Exhibit 10.1 (14)).

* 10.23   Form of Employment Agreement, made effective as of May 20,
          1996, by and between the Company and its President and Chief Executive Officer (Exhibit 10.26 (10)).

  10.24 Agreement and Plan of Merger, dated as of November 26, 1996, by and among Armor All Products Corporation, The Clorox Company and Shield Acquisition Corporation (Exhibit 10.1 (17)).

  10.25 First Amendment to the Agreement and Plan of Merger, dated as of December 1, 1996, by and among Armor All Products Corporation, The Clorox Company and Shield Acquisition Corporation (Exhibit 10.2 (17)).

  10.26 Stockholder Agreement, dated as of November 26, 1996, by and among the Company, The Clorox Company and Shield Acquisition Corporation (Exhibit 10.3 (17)).

* 10.27 Form of Consulting Agreement, dated as of March 28, 1997, by and between the Company and its Chairman and former Chief Executive Officer (Exhibit 10.32 (10)).

  10.28 Credit Agreement entered into as of March 31, 1995, among the Company, Medis Health and Pharmaceutical Services Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions from time to time party to the agreement (collectively the "Banks"), Bank of America National Trust and Savings Association, as Agent for the Banks, Chemical Bank, as Co-Agent for the Banks and Bank of America Canada, as Canadian Administrative Agent. (Exhibit
          10.25 (7)).

                                 EXHIBIT INDEX

 Exhibit
 Number                           Description
--------  -------------------------------------------------------------------


  10.29   Custodial Agreement Acknowledgment entered into as of March 31,
          1995, among the Company and Bank of America National Trust and Savings Association (the "Custodian") in its capacity as Custodian under the Custodial Agreement and as Agent for the Banks from time to time party to the Credit Agreemen t. (Exhibit 10.26 (7)).

  10.30 Pledge Agreement entered into as of March 31, 1995 among the Company (the "Pledgor") and Bank of America National Trust and Savings Association, as Agent for the Banks from time to time party to the Credit Agreement. (Exhibit 10.27 (7)).

  10.31 Guaranty entered into as of March 31, 1995 among the Company (the "Guarantor"), in favor of and for the benefit of Bank of America National Trust and Savings Association, as Agent for and representative of the Banks party to the Credit Agreement. (Exhibit
          10.28 (7)).

  10.32 First Amendment to Credit Agreement dated as of August 31, 1995, among the Company, Medis Health and Pharmaceutical Services Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions party to the 1995 Credit Agreement (the "Banks"), Bank of America Canada as Canadian Administrative Agent, Chemical Bank as co-agent for the Banks, the Bank of America National Trust and Savings Association as agent for the Banks (Exhibit 10.37 (10)).

  10.33 Second Amendment to Credit Agreement dated as of April 10, 1996, among the Company, Medis Health and Pharmaceutical Services Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions party to the 1995 Credit Agreement (the "Banks"), Bank of America Canada as Canadian Administrative Agent, The Chase Manhattan Bank as co-agent for Banks, and Bank of America National Trust and Savings Association as agent for the Banks (Exhibit 10.38(10)).

  10.34 Third Amendment to Credit Agreement dated as of November 4, 1996, among the Company, Medis Health and Pharmaceutical Services Inc., an indirect wholly-owned subsidiary of the Company, the several financial institutions party to the 1995 Credit Agreement (the "Banks"), Bank of America Canada as Canadian Administrative Agent, The Chase Manhattan Bank as co-agent for the Banks, and Bank of America National Trust and Savings Association as agent for the Banks (Exhibit 10.39 (10)).

  10.35 Pledge and Security Agreement entered into as of August 31, 1995, among Macfor International Finance Company, a wholly-owned subsidiary of the Company, and Bank of America National Trust and Savings Association, as agent for the several financial institutions from time to time party to the 1995 Credit Agreement (Exhibit 10.40 (10)).

  10.36   Custody Agreement dated as of August 14, 1995, between Bank of
          America National Trust and Savings Association, as Custodian, and Macfor International Finance Company, a wholly-owned subsidiary of the Company (Exhibit 10.41 (10)).

                                 EXHIBIT INDEX

 Exhibit
 Number                           Description
--------  -------------------------------------------------------------------


  10.37 Custodial Agreement Acknowledgment entered into as of August 31, 1995, between Macfor International Finance Company, a wholly-owned subsidiary of the Company, and Bank of America National Trust and Savings Association, as custodian and as agent for the several financial institutions from time to time party to the 1995 Credit Agreement (Exhibit 10.42 (10)).

  10.38 Credit Agreement entered into as of November 4, 1996, among the Company, the several financial institutions from time to time party to the agreement (the "Banks"), The Chase Manhattan Bank as co-agent for the Banks, and Bank of America National Trust and Savings Association as agent for the Banks (Exhibit 10.43 (10)).

  10.39 Letter Loan Agreement dated as of February 21, 1997, between the Company and Bank of America National Trust and Savings Association (Exhibit 10.44 (10)).

  13      1998 Consolidated Financial Statements.

  21      List of Subsidiaries of the Company.

  23      Independent Auditors' Consent.

  27      Financial Data Schedule.

  99 Registration Rights Agreement by and between the Company and 399 Venture Partners, Inc. dated September 22, 1997 (Exhibit 99.4 (13)).

--------------------------------------------
Footnotes to Exhibit Index:


*    Denotes management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed with the Commission on November 22, 1996, File No. 1-13252.

(2) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 5, 1997, File No. 1-13252.

(3) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 24, 1997, File No. 1-13252.

(4) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed with the Commission on January 2, 1998, Registration No. 333-40587.

(5) Incorporated by reference to designated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as amended by Amendment No. 1 on Form 10K/A, filed February 13, 1997, File No. 1-13252.

(6) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 24, 1997, File No. 1-13252.

(7) Incorporated by reference to designated exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the Commission on October 27, 1994, File No. 1-13252.

(8) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Commission on June 18, 1997, Registration No. 333-26443.

(9) Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on May 2, 1997, Registration No. 333-26443.

(10) Incorporated by reference to designated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 1-13252.

                                 EXHIBIT INDEX

 Exhibit
 Number                           Description
--------  -------------------------------------------------------------------


(11) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-13252.

(12) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the Commission on August 26, 1994, File No. 1-13252.

(13) Incorporated by reference to designated exhibit to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the Commission on October 11, 1994, File No. 1-13252.

(14) Incorporated by reference to designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-13252.

(15) Incorporated by reference to designated exhibit to the Company's definitive Proxy Statement dated June 18, 1997, for the Annual Meeting of Stockholders held on July 30, 1997.

(16) Incorporated by reference to designated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, File no. 1-13252.

(17) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K filed with the Commission on December 10, 1996 , File No. 1-13252.