Form 10-K405/A
period 1998-03-31
MCKESSON CORP
filed 1998-07-29
CIK 927653

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

     The undersigned Registrant hereby amends the items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as set forth below.



                             LIST OF ITEMS AMENDED
                             ---------------------

Item                                                       Page
----                                                       ----


                          PART II

8.    Financial Statements and Supplementary Data........    1


                          PART IV

14.   Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K................................   34

      Signatures.........................................   35

                              TEXT OF AMENDMENTS
                              ------------------

     Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

     The purpose of the amendment is to expand the disclosure in Note 9 "Convertible Preferred Securities" to the Company's financial statements.

                                    Part II

ITEM 8.    Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data Schedule
-------------------------------------------------------------
                                                                       Page
                                                                       ----
Consolidated Financial Statements:
Independent Auditors' Report.......................................     2
Statements of Consolidated Income for the years ended
      March 31, 1998, 1997 and 1996................................     3
Consolidated Balance Sheets, March 31, 1998, 1997, and 1996........     4
Statements of Consolidated Stockholders' Equity for the years
      ended March 31, 1998, 1997 and 1996..........................     5
Statements of Consolidated Cash Flows for the years ended
      March 31, 1998, 1997, and 1996...............................     7
Financial Notes....................................................     8

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

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of McKesson Corporation:

  We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries as of March 31, 1998, 1997, and 1996, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries at March 31, 1998, 1997, and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
San Francisco, California
May 18, 1998

                              MCKESSON CORPORATION

                       STATEMENTS OF CONSOLIDATED INCOME

                                                     YEARS ENDED MARCH 31
                                                 -------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  ---------
                                                 (IN MILLIONS EXCEPT PER SHARE
                                                           AMOUNTS)
REVENUES (Note 1)..............................  $20,857.3  $15,710.8  $12,964.8
                                                 ---------  ---------  ---------
COSTS AND EXPENSES (Note 3)
Cost of sales..................................   19,336.0   14,673.5   12,049.3
Selling........................................      240.6      139.8      114.0
Distribution...................................      477.0      354.7      327.4
Administrative.................................      441.5      450.0      232.8
Interest.......................................      102.5       55.7       44.4
                                                 ---------  ---------  ---------
    Total......................................   20,597.6   15,673.7   12,767.9
                                                 ---------  ---------  ---------
INCOME BEFORE TAXES ON INCOME AND DIVIDENDS
 ON PREFERRED SECURITIES OF SUBSIDIARY TRUST...      259.7       37.1      196.9
Taxes on income (Note 13)......................       98.6       31.3       76.2
                                                 ---------  ---------  ---------
INCOME BEFORE DIVIDENDS ON PREFERRED SECURITIES
 OF SUBSIDIARY TRUST...........................      161.1        5.8      120.7
Dividends on preferred securities of subsidiary
 trust,
 net of $4.0 and $0.4 tax benefit (Note 9).....       (6.2)      (0.7)        --
                                                 ---------  ---------  ---------
INCOME AFTER TAXES
Continuing operations..........................      154.9        5.1      120.7
Discontinued operations (Notes 2 and 7)........         --        8.6       14.7
Discontinued operations--Gain on sale of
 Armor All stock (Notes 2 and 7) ..............         --      120.2         --
                                                 ---------  ---------  ---------
NET INCOME.....................................  $   154.9  $   133.9  $   135.4
                                                 =========  =========  =========
EARNINGS PER COMMON SHARE
Diluted
  Continuing operations........................  $    1.59  $    0.06  $    1.29
  Discontinued operations......................         --       0.10       0.16
  Discontinued operations--Gain on sale of
   Armor All stock.............................         --       1.35         --
                                                 ---------  ---------  ---------
    Total......................................  $    1.59  $    1.51  $    1.45
                                                 =========  =========  =========
Basic
  Continuing operations........................       1.69  $    0.06  $    1.36
  Discontinued operations......................         --       0.10       0.17
  Discontinued operations--Gain on sale of
   Armor All stock.............................         --       1.41         --
                                                 ---------  ---------  ---------
    Total......................................  $    1.69  $    1.57  $    1.53
                                                 =========  =========  =========
SHARES ON WHICH EARNINGS
 PER COMMON SHARE WERE BASED
Diluted........................................      101.2       89.4       93.2
Basic..........................................       91.5       85.5       88.8

See Financial Notes.

                              MCKESSON CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                    (IN MILLIONS, EXCEPT PAR
                                                             VALUE)
ASSETS
Cash and cash equivalents........................  $   35.7  $  124.8  $  260.8
Marketable securities available for sale (Note
 1)..............................................      77.9     105.0     195.4
Receivables (Note 5).............................   1,380.4   1,224.5     672.8
Inventories (Note 6).............................   2,583.5   2,259.5   1,317.0
Prepaid expenses (Note 13).......................      28.1      47.3      17.0
                                                   --------  --------  --------
  Total current assets...........................   4,105.6   3,761.1   2,463.0
                                                   --------  --------  --------
Land.............................................      35.6      38.0      36.1
Buildings........................................     225.9     208.5     205.8
Machinery and equipment..........................     608.8     532.8     471.8
                                                   --------  --------  --------
  Total property, plant and equipment............     870.3     779.3     713.7
Accumulated depreciation.........................    (440.0)   (405.7)   (357.7)
                                                   --------  --------  --------
  Net property, plant and equipment..............     430.3     373.6     356.0
Goodwill and other intangibles...................     752.4     736.2     183.7
Net assets of discontinued operations (Notes 2
 and 7)..........................................        --        --     125.7
Other assets (Notes 13 and 14)...................     319.2     301.9     231.8
                                                   --------  --------  --------
  Total assets...................................  $5,607.5  $5,172.8  $3,360.2
                                                   ========  ========  ========
LIABILITIES
Drafts payable...................................  $  286.2  $  210.7  $  194.0
Accounts payable--trade..........................   1,859.1   1,854.7   1,149.2
Short-term borrowings............................        --     100.0       6.6
Current portion of long-term debt (Note 8).......      10.0      60.3      21.1
Salaries and wages...............................      53.9      52.9      26.3
Taxes (Note 13)..................................     115.7      80.0      92.2
Interest and dividends...........................      29.5      21.3      19.0
Other............................................     223.4     257.3     134.1
                                                   --------  --------  --------
  Total current liabilities......................   2,577.8   2,637.2   1,642.5
                                                   --------  --------  --------
Postretirement obligations and other noncurrent
 liabilities (Note 14)...........................     233.3     255.1     282.5
                                                   --------  --------  --------
Long-term debt (Note 8)..........................   1,194.2     824.9     370.6
                                                   --------  --------  --------
McKesson-obligated mandatorily redeemable
 preferred securities of subsidiary grantor trust
 whose sole assets are junior subordinated
 debentures of McKesson (Note 9).................     195.4     194.8        --
                                                   --------  --------  --------
STOCKHOLDERS' EQUITY
Common stock (200.0 shares authorized, 93.4, 92.8
 and 90.9 issued as of March 31, 1998, 1997 and
 1996, respectively; par value of $.01) (Note
 12).............................................       0.9       0.8       0.8
Additional paid-in capital.......................     440.7     408.2     332.0
Other capital....................................     (42.2)    (19.2)    (36.2)
Retained earnings................................   1,173.2   1,062.2     968.5
Accumulated translation adjustment...............     (45.4)    (44.6)    (49.7)
ESOP notes and guarantee (Note 14)...............    (115.6)   (118.3)   (122.5)
Treasury shares, at cost (Note 12)...............      (4.8)    (28.3)    (28.3)
                                                   --------  --------  --------
  Stockholders' equity...........................   1,406.8   1,260.8   1,064.6
                                                   --------  --------  --------
  Total liabilities and stockholders' equity.....  $5,607.5  $5,172.8  $3,360.2
                                                   ========  ========  ========

See Financial Notes.

                              MCKESSON CORPORATION

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                   (SHARES IN THOUSANDS, DOLLARS IN MILLIONS)

                                                        COMMON STOCK  ADDITIONAL
                                                        -------------  PAID-IN
                                                        SHARES AMOUNT  CAPITAL
                                                        ------ ------ ----------
BALANCES, MARCH 31, 1995 (RESTATED FOR THE
 TWO-FOR-ONE SPLIT--NOTE 12)........................... 88,776  $0.8    $319.8
Issuance of shares under employee plans (Note 12)......  2,124           (10.6)
Purchase of shares ....................................
ESOP note payments.....................................
Translation adjustment.................................
Unrealized gain on marketable securities...............
Net income.............................................
Other (Note 14)........................................                   22.8
Cash dividends declared
  Common, $0.50 per share..............................
                                                        ------  ----    ------
BALANCES, MARCH 31, 1996 (RESTATED FOR THE
 TWO-FOR-ONE SPLIT--NOTE 12)........................... 90,900   0.8     332.0
Issuance of shares under employee plans (Note 12)......    204           (25.2)
Purchase of shares.....................................
ESOP note payments.....................................
Translation adjustment.................................
Unrealized gain on marketable securities...............
Net income.............................................
Acquisition of MGM.....................................  1,690            83.0
Other (Note 14)........................................                   18.4
Cash dividends declared
  Common, $0.50 per share..............................
                                                        ------  ----    ------
BALANCES, MARCH 31, 1997 (RESTATED FOR THE
 TWO-FOR-ONE SPLIT--NOTE 12)........................... 92,794   0.8     408.2
Issuance of shares under employee plans (Note 12)......    605   0.1      16.2
ESOP note payments.....................................
Translation adjustment.................................
Net income.............................................
Other (Note 14)........................................                   16.3
Cash dividends declared
  Common, $0.50 per share..............................
                                                        ------  ----    ------
BALANCES, MARCH 31, 1998............................... 93,399  $0.9    $440.7
                                                        ======  ====    ======

See Financial Notes.



                                           TREASURY
                                         --------------
                   ACCUMULATED   ESOP
 OTHER   RETAINED  TRANSLATION NOTES AND COMMON          STOCKHOLDERS'
CAPITAL  EARNINGS  ADJUSTMENT  GUARANTEE SHARES  AMOUNT     EQUITY
-------  --------  ----------- --------- ------  ------  -------------

$ (4.1)  $  875.5    $(51.6)    $(126.4)    (28) $ (0.5)   $1,013.5
  (4.0)                                   1,522    34.9        20.3
                                         (2,698)  (62.7)      (62.7)
                                    3.9                         3.9
                        1.9                                     1.9
  (0.8)                                                        (0.8)
            135.4                                             135.4
 (27.3)       2.3                                              (2.2)

            (44.7)                                            (44.7)
------   --------    ------     -------  ------  ------    --------

 (36.2)     968.5     (49.7)     (122.5) (1,204)  (28.3)    1,064.6
  (7.5)                                   2,868    66.0        33.3
                                         (6,780) (155.7)     (155.7)
                                    4.2                         4.2
                        5.1                                     5.1
  (1.1)                                                        (1.1)
            133.9                                             133.9
                                          3,892    89.7       172.7
  25.6        3.1                                              47.1

            (43.3)                                            (43.3)
------   --------    ------     -------  ------  ------    --------

 (19.2)   1,062.2     (44.6)     (118.3) (1,224)  (28.3)    1,260.8
 (19.7)                                   1,045    23.5        20.1
                                    2.7                         2.7
                       (0.8)                                   (0.8)
            154.9                                             154.9
  (3.3)       2.4                                              15.4

            (46.3)                                            (46.3)
------   --------    ------     -------  ------  ------    --------
$(42.2)  $1,173.2    $(45.4)    $(115.6)   (179) $ (4.8)   $1,406.8
======   ========    ======     =======  ======  ======    ========

                              MCKESSON CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     YEARS ENDED MARCH 31
                                                   ---------------------------
                                                    1998      1997      1996
                                                   -------  ---------  -------
                                                         (IN MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations................. $ 154.9  $     5.1  $ 120.7
Adjustments to reconcile to net cash provided by
 operating activities:
 Depreciation.....................................    70.3       65.4     57.2
 Amortization of intangibles......................    16.9        6.4      7.0
 Provision for bad debts..........................    10.2       23.0     13.7
 Deferred taxes on income.........................    66.4       (1.6)    42.9
 Gain on sale of subsidiary.......................      --         --    (11.2)
 Other noncash (Note 3)...........................    18.8      125.0     (7.4)
                                                   -------  ---------  -------
    Total.........................................   337.5      223.3    222.9
                                                   -------  ---------  -------
 Effects of changes in:
  Receivables.....................................  (124.0)    (129.5)      --
  Inventories.....................................  (292.2)    (332.6)  (239.6)
  Accounts and drafts payable.....................    84.4      521.0    103.9
  Taxes...........................................    75.5      (39.0)   (13.1)
  Other...........................................   (76.6)     (16.6)   (62.9)
                                                   -------  ---------  -------
    Total.........................................  (332.9)       3.3   (211.7)
                                                   -------  ---------  -------
    NET CASH PROVIDED BY CONTINUING OPERATIONS....     4.6      226.6     11.2
Discontinued operations (Notes 2 and 7)...........    (2.4)      11.5     (7.4)
                                                   -------  ---------  -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.....     2.2      238.1      3.8
                                                   -------  ---------  -------
INVESTING ACTIVITIES
Purchases of marketable securities................    (1.3)    (103.1)  (130.6)
Maturities of marketable securities...............    32.7      198.2    244.8
Property acquisitions.............................  (130.0)     (76.9)   (73.6)
Properties sold...................................     8.4        3.6      6.7
Proceeds from sales of subsidiaries and
 investments (Note 2).............................     1.8      300.7     36.1
Acquisitions of businesses, less cash and short-
 term investments acquired (Note 2)...............  (102.4)  (1,209.5)   (33.5)
Investing activities of discontinued operations...      --       (4.2)    (4.4)
Other.............................................   (94.4)     (73.0)   (49.5)
                                                   -------  ---------  -------
    NET CASH USED BY INVESTING ACTIVITIES.........  (285.2)    (964.2)    (4.0)
                                                   -------  ---------  -------
FINANCING ACTIVITIES (Notes 8, 9 and 12)
Proceeds from issuance of debt....................   445.8    1,118.2      0.6
Proceeds from issuance of trust convertible
 preferred securities, net of issuance costs......      --      195.1       --
Repayment of debt.................................  (211.7)    (551.9)   (19.1)
Capital stock transactions........................
 Issuances........................................    11.3       27.4     19.2
 Share repurchases................................      --     (155.7)   (62.7)
 ESOP note payments...............................     2.7        4.2      3.9
 Dividends paid...................................   (46.3)     (43.3)   (44.2)
Other.............................................    (7.9)      (3.9)     0.2
                                                   -------  ---------  -------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES...................................   193.9      590.1   (102.1)
                                                   -------  ---------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........   (89.1)    (136.0)  (102.3)
Cash and Cash Equivalents at beginning of year....   124.8      260.8    363.1
                                                   -------  ---------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......... $  35.7  $   124.8  $ 260.8
                                                   =======  =========  =======

See Financial Notes.

                                FINANCIAL NOTES

1. SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements of McKesson Corporation (the "Company" or "McKesson") include the financial statements of all majority-owned companies, except those classified as discontinued operations. All significant intercorporate amounts have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

  Within the United States and Canada, McKesson is the largest wholesale distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products. The Company is also engaged in the processing and sale of bottled drinking water to homes and businesses and packaged water through retail stores. The principal markets for the drug, medical-surgical supplies and health and beauty care distribution businesses are chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers.

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

  Marketable Securities Available for Sale are carried at fair value and the net unrealized gains and losses computed in marking these securities to market have been reported within stockholders' equity. At March 31, 1998, the fair value approximated the amortized cost of these securities. The investments mature on various dates through fiscal 1999.

  Inventories consist of merchandise held for resale and are stated at the lower of cost or market. The majority of the cost of domestic inventories is determined on the last-in, first-out (LIFO) method. International inventories are stated at average cost.

  Property, Plant and Equipment is stated at cost and depreciated on the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 45 years.

  Capitalized Software included in other assets reflects costs related to internally developed or purchased software for projects in excess of $1 million that are capitalized and amortized on a straight-line basis over periods not exceeding seven years.

  Goodwill and Other Intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 3 to 40 years. Negative goodwill arising from the acquisition of the FoxMeyer business is being amortized over a five year period (see Note 2). Accumulated amortization balances netted against goodwill and other intangibles were $78.1 million, $61.2 million, and $54.8 million at March 31, 1998, 1997 and 1996, respectively.

  Long-lived Assets. The Company periodically assesses the recoverability of the cost of its long-lived assets, including goodwill, based on a review of projected undiscounted cash flows associated with these assets. These cash flows are prepared and reviewed by management in connection with the Company's annual long range planning process. See Note 3 for charges the Company recorded in fiscal 1997 related to impairment of assets.

  Insurance Programs. Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

  Revenue Recognition. Revenue is recognized when products are shipped or services are provided to customers. Included in revenues are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby the Company acts as an intermediary in the order and subsequent delivery of products to the customers' warehouses. These sales totaled $2.7 billion in 1998, $2.8 billion in 1997 and $3.0 billion in 1996. Previously only the gross margin from such sales had been classified in revenues. Such sales have been reclassified into revenues and cost of sales for all periods presented. Also included in revenues is interest income of $12.9 million, $14.5 million, and $37.8 million in fiscal 1998, 1997 and 1996, respectively.

  Income Taxes. The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", see Note 13.

  Foreign Currency Translation. Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments related to the Company's Canadian operation are reported as a component of stockholders' equity.

  The Company has a 23% equity interest in a pharmaceutical distributor in Mexico, which has been designated a "highly inflationary economy" effective January 1, 1997. Accordingly, adjustments associated with the translation of this entity's financial statements have been reflected in the Company's consolidated statement of income since that date. Prior to January 1, 1997, translation adjustments associated with this entity were reported as a component of stockholders' equity.

  Derivative Financial Instruments. The Company has entered into interest rate and currency swap agreements to hedge certain interest and currency rate risks which are accounted for using the settlement basis of accounting. As such, no gains or losses are recorded for movements in the swaps' values during the terms of the respective agreements.

  Employee Stock Options. The Company uses the intrinsic value method to account for stock-based compensations in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 12 for the disclosures of pro forma earnings and earnings per share had the fair value method been used to account for stock-based employee compensation plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

  Accounting Change. In fiscal 1998, the Company adopted SFAS No. 128 "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. All share and per share amounts have been restated in accordance with the provisions of SFAS No.
128. See Note 12.

  New Accounting Pronouncements. In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from nonowner sources; SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information, " which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers; and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and expands disclosures on changes in benefit obligations and fair values of plan assets. The Company plans to implement these statements in fiscal 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

2. ACQUISITIONS, INVESTMENTS AND DIVESTITURES

  In August 1997, the Company's Canadian health care distribution business, Medis Health and Pharmaceutical Services Inc. ("Medis") announced an agreement with Drug Trading Company, Limited ("Drug Trading") to transition Drug Trading's retail customers to Medis over a transition period. The Company acquired assets consisting primarily of accounts receivable, inventories and customer contracts, for approximately $83 million in cash. The transaction was funded with proceeds from operations and short-term borrowings. This acquisition was accounted for under the purchase accounting method and the excess of the purchase price over the fair value of the net assets acquired of $9.2 million is being amortized on a straight-line basis over 40 years. The purchase price allocation is based on preliminary estimates and may be subject to revision.

  In fiscal 1998, the Company also made a number of smaller acquisitions including six distributors of first-aid products, two distributors of medical-surgical supplies, and a pharmaceuticals distributor. The aggregate cost of these acquisitions, accounted for as purchases, amounted to approximately
$20 million.

  On February 21, 1997, the Company acquired General Medical Inc. ("MGM") for approximately $775 million including the issuance of approximately 5.6 million shares of the Company's common stock and the assumption of approximately $428 million in debt. Payment of $30 million of the purchase price has been withheld pending the outcome of a contingency. MGM is a multi-market distributor of medical-surgical supplies to acute-care, physician-care, and extended-care markets. This acquisition was accounted for under the purchase method and the results of operations of MGM have been included in the consolidated financial statements since the date of acquisition. The valuation of the MGM net assets acquired included the recognition of liabilities totaling $7.9 million related to closures of duplicate facilities and involuntary termination and relocation benefits, of which $1.0 million and $7.3 million remained outstanding as of March 31, 1998 and 1997, respectively. Changes to the reserve in fiscal 1998 consisted primarily of cash payments for severance benefits and costs to close down duplicate facilities. The excess of the purchase price over the fair value of the net assets acquired of approximately $600 million is being amortized on a straight-line basis over 40 years.

  On November 8, 1996, the Company acquired FoxMeyer Corporation's pharmaceutical distribution business ("FoxMeyer"), pursuant to an expedited auction process in the FoxMeyer Corporation bankruptcy proceeding in Wilmington, Delaware. Through an amended sale agreement, the Company paid approximately $23 million in cash to the debtors, paid off approximately $500 million in secured debt, and assumed an additional $75 million in other liabilities. The Company utilized proceeds from commercial paper issuances and a note payable to a bank to fund the transaction. The note payable to a bank was repaid prior to March 31, 1997, with cash flow from operations and proceeds from divestitures. The Company acquired assets consisting primarily of accounts receivable and inventories of approximately $650 million, customer contracts and fixed assets. This acquisition was accounted for under the purchase method.

  As further discussed in Note 3, as a result of the FoxMeyer acquisition, management assessed strategies and program offerings and initiated a plan to optimize the network configuration from the combined distribution centers of the Company and those acquired. This plan was reflected in the valuation of the FoxMeyer net assets acquired. The plan to consolidate the FoxMeyer business was developed and executed during the latter part of fiscal 1997 and 1998. Liabilities of $37.6 million were recognized for costs associated with closures of duplicate distribution centers and workforce reductions of which $3.0 million and $21.9 million remained outstanding as of March 31, 1998 and 1997, respectively. Reductions in the reserves in fiscal 1998 consisted primarily of cash payments for severance benefits and costs related to FoxMeyer facility closures. The excess of the fair value of net assets acquired over the purchase price, after reducing to zero the carrying value of long-term assets expected to be retained for use by the Company, was initially estimated at $50 million (negative goodwill). In fiscal 1998, the estimates were finalized resulting in a $22 million increase in goodwill (reduction in negative goodwill) primarily for reserves for out of date and slow-moving inventory at the acquisition date and additional liabilities assumed in the transaction. The negative goodwill is being amortized over 5 years.

  The following unaudited pro forma information has been prepared assuming FoxMeyer and MGM had been acquired as of the beginning of fiscal 1996:

                                                                 MARCH 31
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
                                                            (IN MILLIONS EXCEPT
                                                            PER SHARE AMOUNTS)
   Revenues................................................ $17,398.8  $16,992.8
   Net income (loss).......................................    (269.3)      79.3
   Earnings (loss) per share
     Diluted...............................................     (3.15)      0.85
     Basic.................................................     (3.15)      0.89

  The unaudited pro forma information above is not indicative of the consolidated financial position or results of operations of the Company as they may be in the future or as they might have been had the MGM and FoxMeyer acquisitions been effected on the assumed dates. For instance, due to FoxMeyer's bankruptcy filing on August 27, 1996, and the resulting deterioration in its operations through November 8, 1996, FoxMeyer experienced a decline in its sales base, wrote off its goodwill and other intangibles totaling $207.9 million, and established substantial accounts receivable and inventory reserves and an additional valuation allowance for deferred tax assets aggregating $153.4 million during the period from April 1, 1996 to November 8, 1996.

  In April 1996, the Company acquired Automated Healthcare, Inc. ("MAH") for $61.4 million in cash and the assumption of $3.2 million of employee stock incentives. MAH designs, manufactures, sells, and installs automated pharmaceutical dispensing equipment for use by health care institutions. The acquisition was accounted for as a purchase and accordingly, MAH's results are included in the consolidated financial statements since the date of acquisition. The results of operations of MAH were not material in relation to the Company's consolidated results of operations. The goodwill related to the acquisition of approximately $13.4 million is being amortized on a straight-line basis over a ten-year period. A $48.2 million charge was recorded to write off the portion of the purchase price of MAH allocated to technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. Existing technology was valued at $0.4 million and is being amortized on a straight-line basis over a three-year period. The Company utilized a discounted cash flow methodology by product line to value in-process and existing technologies as of the acquisition date.

  In fiscal 1996, the Company acquired McKesson BioServices, a provider of support services to commercial, non-profit and governmental organizations engaged in drug and biomedical development for $20 million. The Company also acquired interests in two companies engaged in the development of new technology-based initiatives to enhance the Health Care Services segment's competitive position.

  On March 31, 1997, the Company sold its service merchandising unit, Millbrook Distribution Services, Inc. ("Millbrook"), to R.A.B. Holdings, Inc. The after-tax proceeds on the sale approximated Millbrook's book value.

  In March 1997, the Company sold its Aqua-Vend vended water business ("Aqua-Vend"), a unit of the Water Products segment. The after-tax proceeds on the sale approximated Aqua-Vend's book value, after giving effect to the $7.0 million pre-tax provision for impairment of certain assets recorded in the third quarter of fiscal 1997; see Note 3.

  On December 31, 1996, the Company sold its 55% equity interest in Armor All Products Corporation ("Armor All") to The Clorox Company for $221.9 million and recognized an after-tax gain of $120.2 million. At closing, after-tax proceeds of $109.8 million replaced the 6.9 million Armor All shares held in trust as exchange property for the Company's $180 million exchangeable subordinated debentures; see Note 8.

  All of the net assets and results of operations of both Armor All and Millbrook have been reclassified as discontinued operations. Prior year amounts have been restated.

  In fiscal 1996, the Company sold its interest in a Central American pharmaceutical manufacturer for $36.1 million, resulting in a gain of $11.2 million.

3. CHARGES AND GAINS IN CONTINUING OPERATIONS

 Fiscal 1998

  On September 23, 1997, the Company and AmeriSource Health Corporation ("AmeriSource"), a leading U.S. wholesale distributor of pharmaceutical and related health care products and services, jointly announced the execution of a definitive Merger Agreement providing for the Company to acquire AmeriSource. On March 3, 1998, the Federal Trade Commission voted to block the proposed merger. On March 9, 1998, the FTC filed a complaint with the United States District Court of the District of Columbia seeking a preliminary injunction to halt the merger. On March 18, 1998, the Company and AmeriSource each announced that they will oppose the FTC's motion for preliminary injunction. A full hearing on the FTC's motion is expected to begin June 9, 1998. Although the merger and transactions contemplated thereby have been approved by stockholders of both companies, there can be no assurance that McKesson and AmeriSource will prevail in their opposition of the FTC's request for a preliminary injunction, that the merger will be completed, or that it will be completed as contemplated or what the results of the merger might be. In light of this uncertainty, management deemed it appropriate to write off transaction costs incurred to date of $16.7 million.

  In addition, the Company took a pre-tax charge of $10.5 million for costs associated with the integration and rationalization of recent acquisitions into the Company's operations including workforce reductions designed to reduce cost structure. Approximately $9.4 million of the $10.5 million charge is for severance and related benefits.

  The Company also incurred a charge of $3.4 million pre-tax in the Health Care Services segment related primarily to the sale of an investment.

  The above discussed charges totaling $30.6 million, $25.4 million after-tax, have been recorded in selling, distribution and administrative expenses. In addition, the Company recognized a favorable one-time tax adjustment of $4.6 million associated with the completion of tax audits for certain prior years.

  The favorable tax adjustment was a non-cash transaction. There were no significant changes in estimates or recharacterization of other amounts from prior restructuring reserves in fiscal 1998.

Fiscal 1997

  The acquisition of the assets and operations of FoxMeyer (see Note 2) resulted in a significant increase in sales volume, a substantial change in the customer mix (primarily a large increase in institutional customers), and overlapping, duplicate, and "similar purpose" assets. In fiscal 1997, management reassessed the Company's operations, distribution center network and business strategies, including program offerings in light of the FoxMeyer acquisition. A plan was developed and executed during the latter part of fiscal 1997 and fiscal 1998 to optimize the network configuration from the combined distribution centers of the Company and those acquired in the transaction which has resulted in the consolidation and closure of 15 distribution centers, workforce reductions, and disposal of excess, duplicate assets. Management also reassessed strategies and program offerings for expanding certain customer segments in light of the larger and more diverse customer base and identified certain programs and investments, that would no longer be pursued as originally contemplated. Other duplicate, common purpose assets including administrative facilities, software, and other equipment were reviewed to identify the optimum mix for the combined companies. This resulted in the impairment in the value of certain assets which were not retained or utilized as originally intended. The foregoing was reflected in the valuation of the FoxMeyer assets acquired and liabilities assumed, and in the charges discussed below with respect to the affected assets of the Company.

  The charges resulting from the impairment of assets of the Company as a result of the integration and rationalization of the Company's distribution operations, systems, strategies, and program offerings and administrative functions, and for certain operating items were recorded in selling, distribution, and administrative expenses and are summarized below:

   Development costs and investments associated with program offerings that are no longer being pursued as originally contemplated.......... $28.0
   Computer software which will no longer be utilized or for which the development program has ceased.......................................  29.3
   Cost of facilities closures--primarily write-down of assets which are to be disposed of....................................................  10.1
   Receivable reserves...................................................  15.1
   Other operating items.................................................  16.3
                                                                          -----
                                                                          $98.8
                                                                          =====

  The write-downs associated with assets to be disposed of and asset impairments due to changed business conditions were based primarily on independent appraisals. Substantially all of the charges represented the write-down of existing balances and were, accordingly, noncash. Balances remaining from a prior restructuring in fiscal 1995 for facilities closures were considered in connection with the revised facilities plan after the FoxMeyer transaction, resulting in an additional provision of $2.9 million. There were no other significant changes in estimates or recharacterization of other amounts from the prior restructuring reserves. Also included in the charge for facilities closures was $7.2 million for Medis which had restructured its distribution operations and network following a significant change in its customer mix.

  The charge related to receivable reserves resulted from management's reevaluation of the U.S. Health Care business' estimated exposures for bad debts, disputed amounts, customer allowances, and rebates.

  Other operating items included a provision by the Water Products business of $7.0 million for the impairment of assets in its vended water business. Other operating items of the U.S. Health Care Services business consisted of $2.8 million of incremental costs incurred during a strike at a distribution center, $1.5 million for the termination of a marketing program and certain distributor relationships, and $5.0 million of other charges.

Summary of Reserve Balances

  The remaining balances outstanding for the combined reserves at March 31, 1998 and 1997 are as follows:

                                                                     MARCH 31
                                                                    -----------
                                                                    1998  1997
                                                                    ----- -----
   Costs of facilities closure and surplus properties, primarily write-down of assets which will no longer be utilized and will be disposed of................................................. $17.4 $27.8
   Severance costs for announced workforce reductions..............   6.6    --
                                                                    ----- -----
                                                                    $24.0 $27.8
                                                                    ===== =====

  The disposition of properties in connection with facilities closures is expected to be completed over the next one to two years. Charges to the restructuring reserve in fiscal 1998, 1997 and 1996 consisted primarily of asset write-offs (substantially all of which are non-cash) and cash payments for severance of $1.7 million and asset holding costs of $1.9 million in fiscal 1998, and for severance of $2.0 million and $5.2 million in fiscal 1997 and 1996, respectively.

4. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

  Trade receivables subject the Company to a concentration of credit risk with customers in the retail and institutional sectors. This risk is spread over a large number of geographically dispersed customers.

  The Company sold $299.9 million and $147.4 million at March 31, 1998 and 1997, respectively, of trade receivables at amounts approximating their fair value to a bank.

  Proceeds received by the Company on sales of accounts receivable with recourse to the Company for certain uncollectible amounts totaled $105 million in 1996.

  The Company's Canadian subsidiary, Medis, has agreements with certain of its customers' financial institutions to repurchase inventory in the event the customers are unable to meet certain obligations to the financial institutions. Medis has also agreed to guarantee the payment of a major customer's leases. The amounts related to these guarantees were approximately $55.7 million for the inventory and $12 million for the lease obligations at March 31, 1998.

5. RECEIVABLES

                                                             MARCH 31
                                                     --------------------------
                                                       1998      1997     1996
                                                     --------  --------  ------
                                                          (IN MILLIONS)
   Customer accounts................................ $1,249.4  $1,180.4  $631.7
   Other............................................    189.0      88.0    79.2
                                                     --------  --------  ------
     Total..........................................  1,438.4   1,268.4   710.9
   Allowances.......................................    (58.0)    (43.9)  (38.1)
                                                     --------  --------  ------
     Net............................................ $1,380.4  $1,224.5  $672.8
                                                     ========  ========  ======

  The allowances are for uncollectible accounts, discounts, returns and other adjustments.

6. INVENTORIES

  The LIFO method was used to value approximately 83%, 84% and 90% of the inventories at March 31, 1998, 1997, and 1996, respectively. Inventories before the LIFO cost adjustment, which approximates replacement cost, were $2,825.3, $2,538.6 and $1,602.5 million at March 31, 1998, 1997 and 1996, respectively.

7. DISCONTINUED OPERATIONS

  The net assets (liabilities) of discontinued operations at March 31 were as follows:

                                                          1998   1997    1996
                                                          -----  -----  -------
                                                             (IN MILLIONS)
   Total assets.......................................... $ 1.9  $ 2.5  $ 275.5
   Total liabilities.....................................  (2.8)  (5.8)  (149.8)
                                                          -----  -----  -------
     Net assets (liabilities)............................ $(0.9) $(3.3) $ 125.7
                                                          =====  =====  =======

  At March 31, 1998 and 1997, net liabilities of discontinued operations are included in other current liabilities. Assets consist primarily of land held for sale and investments in affiliates. Liabilities consist primarily of other accrued liabilities.

  At March 31, 1996, assets of discontinued operations consisted primarily of cash, receivables, inventory, property, plant and equipment and goodwill of Armor All and Millbrook. Liabilities of discontinued operations consist primarily of accounts payable and other accrued liabilities of Armor All and Millbrook.

  Results of discontinued operations were as follows:

                                                         1998    1997    1996
                                                         -----  ------  ------
                                                            (IN MILLIONS)
   Revenues............................................. $ 0.2  $592.1  $749.6
                                                         =====  ======  ======
   Discontinued operations before taxes................. $ 0.1  $ 17.2  $ 31.7
   Provision for taxes on income........................  (0.1)   (5.6)  (13.7)
   Minority interest in Armor All.......................    --    (3.0)   (3.3)
                                                         -----  ------  ------
     Discontinued operations............................    --     8.6    14.7
                                                         -----  ------  ------
   Gain on sale of Armor All stock......................    --   154.5      --
   Tax expense..........................................    --   (34.3)     --
                                                         -----  ------  ------
     Discontinued operations--gain on sale of Armor All
      stock.............................................    --   120.2      --
                                                         -----  ------  ------
       Total............................................ $  --  $128.8  $ 14.7
                                                         =====  ======  ======

  Discontinued operations in fiscal 1997 of $8.6 million after-tax includes $3.7 million and $4.9 million after-tax from the operations of Armor All and Millbrook, respectively.

  Discontinued operations in fiscal 1996 of $14.7 million after-tax includes $4.3 million and $10.4 million after-tax from the operations of Armor All and Millbrook, respectively.

8. LONG-TERM DEBT

                                                                 MARCH 31
                                                          ----------------------
                                                            1998    1997   1996
                                                          -------- ------ ------
                                                              (IN MILLIONS)
   ESOP related debt..................................... $  115.6 $118.3 $122.5
   4.50% exchangeable subordinated debentures due 2004...    113.3  160.4  180.0
   8.625% Notes due 1998.................................       --   49.0   49.0
   8.75% Notes due 1997..................................       --     --   10.0
   6.60% Notes due 2000..................................    175.0  175.0     --
   6.875% Notes due 2002.................................    175.0  175.0     --
   6.55% Notes due 2002..................................    125.0     --
   6.30% Notes due 2005..................................    150.0     --     --
   6.40% Notes due 2008..................................    150.0     --     --
   7.65% Debentures due 2027.............................    175.0  175.0     --
   3.65% to 5.70% IDRBs due through 2026.................     17.8   21.4   20.0
   Capital lease obligations (averaging 8.5%)............      3.9    4.2    4.4
   Other, 6.0% to 12.125%, due through 2021..............      3.6    6.9    5.8
                                                          -------- ------ ------
       Total.............................................  1,204.2  885.2  391.7
   Less current portion..................................     10.0   60.3   21.1
                                                          -------- ------ ------
       Total............................................. $1,194.2 $824.9 $370.6
                                                          ======== ====== ======

  The Company has a revolving credit agreement with certain U.S. and Canadian banks whereby the banks commit $250 million borrowing availability at the reference rate (8.50% at March 31, 1998) or money market-based rates. The agreement expires in fiscal 2002. The agreement permits the Company's wholly-owned Canadian subsidiary, Medis, to borrow the Canadian dollar equivalent of up to $75 million (as part of the $250 million arrangement) at the Canadian prime rate or Canadian money market-based rates. The agreement contains limitations on additional indebtedness. Compensating balances are not required. The Company has additional available liquidity of $500 million for general working capital purposes in the form of two facilities with a duration of 364 days or less. At March 31, 1998, the Company had $750 million of unused borrowing capacity under these agreements.

  Total interest payments were $94.4 million, $53.6 million, and $47.5 million in fiscal 1998, 1997 and 1996, respectively.

  ESOP related debt (see Note 14) is payable to banks and insurance companies, bears interest at rates ranging from 8.6% fixed rate to approximately 80% of the prime or LIBOR +0.4% and is due in installments through 2009.

  In connection with the 4.5% exchangeable subordinated debentures, the March 31, 1998 marketable securities balance includes $76.7 million held in trust as exchange property for the exchangeable subordinated debentures. The March 31, 1997 cash and cash equivalents and marketable securities balances include $13.2 million and $96.6 million, respectively, held in trust as exchange property for the exchangeable subordinated debentures. Through March 31, 1998, the Company repurchased $66.7 million of the exchangeable subordinated debentures.

  In fiscal 1998, the Company issued fixed rate, unsecured unsubordinated debt totaling $300 million. The 6.3% notes mature on March 1, 2005 and the 6.4% notes mature on March 1, 2008. In addition, a wholly-owned subsidiary of the Company issued $125 million of 6.55% senior notes due November 1, 2002 which are guaranteed by the Company.

  Certain debt agreements require that the Company's total debt not exceed 56.5% of total capitalization (total debt plus equity). At March 31, 1998, the Company was in compliance with its debt covenants.

  In fiscal 1998, the Company entered into two interest rate swap agreements, each with a notional principal amount of $150 million. The swaps mature in 2005 and 2008 and swap fixed interest payments of 6.30% and 6.40%, respectively, for floating interest payments based on a LIBOR index; the floating rates at March 31, 1998 were 4.92% and 4.82%, respectively. These swaps have an imbedded interest rate cap of 7%.

  Also in fiscal 1998, a subsidiary of the Company entered into a currency swap agreement to convert the $125 million proceeds from the issuance of senior notes to $173 million Canadian currency, which was used to pay down short-term borrowings of the Company's Canadian subsidiary, Medis. This swap matures on November 1, 2002.

  Aggregate annual payments on long-term debt and capitalized lease obligations (see Note 10) for the years ending March 31 are:

                                                      LONG-TERM CAPITAL
                                                        DEBT    LEASES   TOTAL
                                                      --------- ------- --------
                                                            (IN MILLIONS)
   1999.............................................. $    9.7   $0.3   $   10.0
   2000..............................................    185.5    0.3      185.8
   2001..............................................     11.3    0.4       11.7
   2002..............................................    187.1    0.4      187.5
   2003..............................................    138.2    0.4      138.6
   Later years.......................................    668.5    2.1      670.6
                                                      --------   ----   --------
     Total........................................... $1,200.3   $3.9   $1,204.2
                                                      ========   ====   ========

9. CONVERTIBLE PREFERRED SECURITIES

  In February 1997, a wholly-owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder's option into McKesson common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly and are redeemable by the Company beginning in March 2000 at 103.5% of the principal amount thereof.

  Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 103.5% of the liquidation amount beginning in March 2000.

  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Debentures and in the indenture pursuant to which the Debentures were issued and the Company's obligations under the Amended and Restated Declaration of Trust governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

  The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the preferred securities reflected as outstanding in the accompanying consolidated financial statements.

10. LEASE OBLIGATIONS

  The Company leases facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $2.9 million, $3.0 million, and $3.3 million at March 31, 1998, 1997 and 1996, respectively. Amortization of capital leases is included in depreciation expense.

  As of March 31, 1998, future minimum lease payments and sublease rentals in years ending March 31 are:

                                                      NON-       NON-
                                                   CANCELABLE CANCELABLE
                                                   OPERATING   SUBLEASE  CAPITAL
                                                     LEASES    RENTALS   LEASES
                                                   ---------- ---------- -------
                                                           (IN MILLIONS)
   1999...........................................   $ 42.0     $ 3.9     $0.7
   2000...........................................     36.3       3.3      0.7
   2001...........................................     31.6       2.8      0.6
   2002...........................................     26.1       2.6      0.6
   2003...........................................     21.8       2.2      0.6
   Later years....................................     64.4       4.6      2.8
                                                     ------     -----     ----
   Total minimum lease payments...................   $222.2     $19.4      6.0
                                                     ======     =====
   Less amounts representing interest.............                         2.1
                                                                          ----
   Present value of minimum lease payments........                        $3.9
                                                                          ====

  Rental expense was $52.9 million, $33.7 million, and $26.1 million in fiscal 1998, 1997 and 1996, respectively.

  Most real property leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses in excess of base period amounts.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

  At March 31, 1998, the carrying amounts and estimated fair values of the Company's financial instruments, as determined under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", were as follows:

                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
                                                                (IN MILLIONS)
   Cash and cash equivalents................................ $   35.7  $   35.7
   Marketable securities....................................     77.9      77.9
   Long-term debt, including current portion................  1,204.2   1,177.3
   Interest rate swaps......................................       --      (5.1)
   Foreign currency rate swap...............................       --       4.0

  The estimated fair values were determined as follows:

    Cash and cash equivalents: carrying amounts approximate fair value.

    Marketable securities and long-term debt: quoted market prices or market comparables.

    Interest and foreign currency rate swaps: quoted market prices or market comparables.

12. STOCKHOLDERS' EQUITY

  On October 29, 1997, the Company's board of directors declared a two-for-one split of the Company's common stock. The split was effective January 2, 1998 for shareholders of record on December 1, 1997. All share and per share amounts have been restated for the split.

  At March 31, 1998, 1997, and 1996, the Company was authorized to issue 100,000,000 shares of series preferred stock ($.01 par value) of which none were outstanding and 200,000,000 shares of common stock ($.01 par value) of which approximately 93,220,000 shares, 91,570,000 shares and 89,696,000 shares were outstanding net of treasury stock, respectively.

  In October 1994, the Company's Board of Directors declared a dividend distribution of one right (a "Right") for each then outstanding share of common stock and authorized the issuance of one Right for each share subsequently issued to purchase, upon the occurrence of certain specified triggering events, a unit consisting of one one hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without limitation, the acquisition by another entity of 15% or more of the Company's common stock without the prior approval of the Company's Board. The Rights have certain anti-takeover effects and will cause substantial dilution to the ownership interest of a person or group that attempts to acquire the Company on terms not approved by the Board. The rights expire in 2004 unless redeemed earlier by the Board. As a result of the two-for-one stock split described above, each share of common stock now has attached to it one-half of a Right.

  The Company adopted SFAS No. 128, "Earnings per Share," in the third quarter of the current fiscal year. All earnings and share amounts have been restated in accordance with the provisions of SFAS No. 128.

  The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

                                                        1998
                                       ------------------------------------------
                                         INCOME        SHARES        PER SHARE
                                       ------------- ------------  --------------
                                       (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
   Basic EPS
    Income from continuing
     operations......................  $       154.9         91.5    $       1.69
                                                                     ============
   Effect of Dilutive Securities
    Options to purchase common stock.            --           3.9
    Trust convertible preferred
     securities......................            6.2          5.4
    Restricted stock.................            --           0.4
                                       ------------- ------------
   Diluted EPS
    Income available to common
     stockholders plus assumed
     conversions.....................  $       161.1        101.2    $       1.59
                                       ============= ============    ============
                                                        1997
                                       ------------------------------------------
                                         INCOME        SHARES        PER SHARE
                                       ------------- ------------  --------------
                                       (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
   Basic EPS
    Income from continuing
     operations......................  $         5.1         85.5    $       0.06
                                                                     ============
   Effect of Dilutive Securities
    Options to purchase common stock.            --           3.2
    Trust convertible preferred
     securities......................            0.7          0.6
    Restricted stock.................            --           0.1
                                       ------------- ------------
   Diluted EPS
    Income available to common
     stockholders plus assumed
     conversions.....................  $         5.8         89.4    $       0.06
                                       ============= ============    ============
                                                        1996
                                       ------------------------------------------
                                         INCOME        SHARES        PER SHARE
                                       ------------- ------------  --------------
                                       (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
   Basic EPS
    Income from continuing
     operations......................  $       120.7         88.8    $       1.36
                                                                     ============
   Effect of Dilutive Securities
    Options to purchase common stock.            --           4.3
    Restricted stock.................            --           0.1
                                       ------------- ------------
   Diluted EPS
    Income available to common
     stockholders plus assumed
     conversions.....................  $       120.7         93.2    $       1.29
                                       ============= ============    ============

  The Company's stock-based compensation plan, the 1994 Stock Option and Restricted Stock Plan provides grants of nonqualified stock options to employees of the Company, and, until January 1, 1997 to non-employee directors. After January 1, 1997, all non-employee directors receive grants under the 1997 Director's Equity Compensation and Deferral Plan. Most grants under the Director's Equity Compensation and Deferral Plan vest immediately on grant date. Most other options generally vest over four years and all options expire ten years after the grant date. Under the plans, the Company is authorized to grant up to 30 million shares, including 25.6 million for options as of March 31, 1998.

  The following is a summary of options outstanding at March 31, 1998:

                                OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                         --------------------------------- ---------------------
                                      WEIGHTED-
                          NUMBER OF    AVERAGE   WEIGHTED-  NUMBER OF  WEIGHTED-
                           OPTIONS    REMAINING   AVERAGE    OPTIONS    AVERAGE
    RANGE OF             OUTSTANDING CONTRACTUAL EXERCISE  EXERCISABLE EXERCISE
EXERCISE PRICES          AT YEAR END    LIFE       PRICE   AT YEAR END   PRICE
---------------          ----------- ----------- --------- ----------- ---------
                                     (IN YEARS)
$0.01 to $10.56.........  3,965,846     5.01       $6.79    3,895,723   $ 6.87
$11.61 to $20.13........    997,067     6.77       17.28      684,650    17.37
$21.38 to $27.88........  4,332,118     8.41       26.39    1,117,370    25.64
$31.94 to $44.75........  1,033,650     9.12       40.97       74,100    36.34
$50.38 to $59.06........  1,703,847     9.82       50.78           --       --
                         ----------                         ---------
                         12,032,528     7.41       23.88    5,771,843    12.13
                         ==========                         =========

  Expiration dates range from July 28, 1998 to March 25, 2008.

  The following is a summary of changes in the options for the stock option plans:

                                  1998                  1997                  1996
                          --------------------- --------------------- ---------------------
                                      WEIGHTED-             WEIGHTED-             WEIGHTED-
                                       AVERAGE               AVERAGE               AVERAGE
                                      EXERCISE              EXERCISE              EXERCISE
                            SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................  10,861,116   $17.00    9,940,806   $11.31   12,254,322   $ 7.98
Assumed through
 acquisition............          --       --      125,098     1.08           --       --
Granted.................   2,555,747    48.04    3,465,948    27.36    1,768,400    24.76
Exercised...............  (1,127,316)   12.05   (2,319,292)    7.49   (3,524,894)    6.34
Canceled................    (257,019)   25.28     (351,444)   15.26     (557,022)   11.65
                          ----------            ----------            ----------
Outstanding at year end.  12,032,528    23.88   10,861,116    17.00    9,940,806    11.31
                          ==========            ==========            ==========
Exercisable at year end.   5,771,843    12.13    4,880,080     9.24    4,418,920     7.28
                          ==========            ==========            ==========

  Pursuant to SFAS No. 123, the Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the consolidated financial statements for the stock option plans. Had compensation cost for the stock option plan been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provision of SFAS No. 123, net income and earnings per share would have been as indicated in the table below. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma net income may not be representative of compensation cost in subsequent years, when the effect of amortization of multiple awards would be reflected.

                                                           YEARS ENDED MARCH 31
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
                                                           (IN MILLIONS, EXCEPT
                                                            PER SHARE AMOUNTS)
   Net income
    As reported........................................... $154.9 $133.9 $135.4
    Pro forma.............................................  144.7  130.0  134.9
   Earnings per common share--diluted
    As reported........................................... $ 1.59 $ 1.51 $ 1.45
    Pro forma.............................................   1.49   1.46   1.45
   Earnings per common share--basic
    As reported........................................... $ 1.69 $ 1.57 $ 1.53
    Pro forma.............................................   1.58   1.52   1.52

  Fair values of the options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                YEARS ENDED
                                                                  MARCH 31
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
   Expected stock price volatility............................ 23.8% 25.6% 25.6%
   Expected dividend yield....................................  1.5%  1.5%  1.5%
   Risk-free interest rate....................................  5.6%  6.2%  5.2%
   Expected life (in years)...................................    5     5     5

  The weighted average grant date fair values of the options granted during 1998, 1997 and 1996 were $16.06, $7.06 and $5.66 per share, respectively.

13. TAXES ON INCOME

  The provision for income taxes related to continuing operations consists of the following:

                                                              1998  1997   1996
                                                              ----- -----  -----
                                                                (IN MILLIONS)
   CURRENT
   Federal................................................... $13.2 $26.6  $23.3
   State and local...........................................   9.5   2.9    5.0
   Foreign...................................................   9.5   3.4    5.0
                                                              ----- -----  -----
     Total current...........................................  32.2  32.9   33.3
                                                              ----- -----  -----
   DEFERRED
   Federal...................................................  58.2  (3.2)  27.2
   State.....................................................   8.2   2.2    7.5
   Foreign...................................................    --  (0.6)   8.2
                                                              ----- -----  -----
     Total deferred..........................................  66.4  (1.6)  42.9
                                                              ----- -----  -----
     Total provision......................................... $98.6 $31.3  $76.2
                                                              ===== =====  =====

  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Foreign pre-tax earnings were $21.4 million, $12.1 million, and $26.2 million in fiscal 1998, 1997 and 1996, respectively.

  The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory Federal income tax rate follows:

                                                              1998  1997  1996
                                                              ----  ----  ----
   Statutory federal income tax rate......................... 35.0% 35.0% 35.0%
   State and local income taxes net of federal tax benefit...  4.5   9.1   4.1
   Nondeductible charge for the write-off of in-process
    technology...............................................   --  45.5    --
   AmeriSource merger costs..................................  2.2    --    --
   Nondeductible amortization................................  2.2   5.3   1.1
   Nontaxable income--life insurance......................... (1.6) (7.0) (0.9)
   Favorable tax adjustment.................................. (1.8)   --    --
   Dividends paid deduction--ESOP allocated shares........... (0.4) (2.5) (0.5)
   Tax-advantaged debt issuance.............................. (0.4)   --    --
   Other--net................................................ (1.7) (1.0) (0.1)
                                                              ----  ----  ----
   Effective tax rate........................................ 38.0% 84.4% 38.7%
                                                              ====  ====  ====

  Income tax payments were $34 million, $76 million, and $97 million in fiscal 1998, 1997 and 1996, respectively.

  As of March 31, the deferred tax balances consisted of the following:

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                          (IN MILLIONS)
ASSETS
Nondeductible accruals for environmental obliga-
 tions.............................................. $   8.9  $  10.6  $  11.9
Receivable reserves.................................    24.2     17.6     13.8
Compensation and benefit-related accruals...........    19.4     16.5     16.1
Loss and credit carryforwards.......................    39.3      9.4       --
Costs associated with duplicate facility closures
 and workforce reductions related to acquired
 businesses.........................................     2.4     11.7       --
Other...............................................    18.2     17.6      5.8
                                                     -------  -------  -------
Current.............................................   112.4     83.4     47.6
                                                     -------  -------  -------
Nondeductible accruals for:
  Postretirement and postemployment plans...........    68.8     76.2     76.6
  Deferred compensation.............................    30.9     33.0     29.0
  Costs associated with facility closures and
   surplus properties and asset write-downs.........     7.0     11.1     10.4
Retirement plan.....................................      --       --      6.0
Systems development costs...........................      --     11.8       --
Loss and credit carryforwards.......................    10.1      1.7      9.7
Other...............................................    14.3     15.3     17.0
                                                     -------  -------  -------
Noncurrent..........................................   131.1    149.1    148.7
                                                     -------  -------  -------
  Total............................................. $ 243.5  $ 232.5  $ 196.3
                                                     =======  =======  =======
LIABILITIES
Basis differences for inventory valuation........... $(139.1) $ (70.1) $ (38.8)
Other...............................................    (4.1)    (5.2)    (5.9)
                                                     -------  -------  -------
Current.............................................  (143.2)   (75.3)   (44.7)
                                                     -------  -------  -------
Accelerated depreciation............................   (38.0)   (38.2)   (43.6)
Systems development costs...........................   (35.2)      --    (14.5)
Retirement plan.....................................   (13.5)    (8.5)      --
Other...............................................    (4.8)   (10.7)    (9.9)
                                                     -------  -------  -------
Noncurrent..........................................   (91.5)   (57.4)   (68.0)
                                                     -------  -------  -------
  Total............................................. $(234.7) $(132.7) $(112.7)
                                                     =======  =======  =======
Total net current--included in (taxes payable) pre-
 paid expenses...................................... $ (30.8) $   8.1  $   2.9
                                                     =======  =======  =======
Total net noncurrent (included in other assets)..... $  39.6  $  91.7  $  80.7
                                                     =======  =======  =======


14. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Pension Plans

  On December 31, 1996, substantially all full-time employees of the Company were covered under either the Company-sponsored defined benefit retirement plan or by bargaining unit sponsored multi-employer plans. On that date, the Company amended the Company-sponsored defined benefit plan to freeze all plan benefits based on each employee's plan compensation and creditable service accrued to that date. The benefits for such Company-sponsored plans are based primarily on age of employees at date of retirement, years of service and employees' pay during the five years prior to employment.

On January 1, 1997, the Company amended the ESOP to provide future additional benefits in place of a portion of those benefits previously provided by the pension plan.

  Net pension expense (income) for the Company-sponsored defined benefit retirement plan and executive supplemental retirement plan consisted of the following:

                                                         1998    1997    1996
                                                        ------  ------  ------
                                                           (IN MILLIONS)
   Service cost--benefits earned during the year......  $  0.7  $  5.4  $  5.3
   Interest cost on projected benefit obligation......    22.6    23.6    23.7
   Return on assets
    --actual income...................................   (55.4)  (35.5)  (51.6)
    --deferred gain...................................    30.6    12.1    31.2
   Amortization of unrecognized loss and prior service
    costs.............................................     0.8     5.9     4.5
   Amortization of unrecognized net transition asset..    (2.5)   (2.5)   (2.5)
   Curtailment loss recognized in connection with the
    December 31, 1996 plan amendment..................      --     0.4      --
                                                        ------  ------  ------
    Net pension expense (income)......................  $ (3.2) $  9.4  $ 10.6
                                                        ======  ======  ======

   Assets of the plans are measured on a calendar year basis. The funded status of the Company-sponsored defined benefit retirement plan at December 31 was as follows:

                                                         1997    1996    1995
                                                        ------  ------  -------
                                                            (IN MILLIONS)
   Actuarial present value of benefit obligations
     Vested benefits..................................  $266.0  $246.0  $ 249.8
     Nonvested benefits...............................     9.8    13.9     14.1
                                                        ------  ------  -------
     Accumulated benefit obligation...................   275.8   259.9    263.9
     Effect of assumed increase in future compensation
      levels..........................................      --      --     20.7
                                                        ------  ------  -------
     Projected benefit obligation for services
      rendered to date................................   275.8   259.9    284.6
   Assets of plan at fair value.......................   294.0   262.3    248.9
                                                        ------  ------  -------
   Excess (shortfall) of assets over projected benefit
    obligation........................................    18.2     2.4    (35.7)
   Unrecognized prior service cost and net loss from
    experience different from that assumed............    11.7    22.1     67.1
   Unrecognized net transition asset, recognized
    straight-line through 1998........................    (0.3)   (3.1)    (6.0)
   Adjustment required to recognize minimum liability.      --      --    (40.4)
                                                        ------  ------  -------
   Pension asset (liability) included in other assets
    (noncurrent liabilities)..........................  $ 29.6  $ 21.4  $ (15.0)
                                                        ======  ======  =======

  The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service life. Costs are funded based on the recommendations of independent actuaries. The projected benefit obligations for Company-sponsored plans were determined using a discount rate of 7.25% at December 31, 1997, 7.75% at December 31, 1996 and 7.25% at December 31, 1995
and an assumed increase in future compensation levels of 4.0% at December 31, 1995. The expected long-term rate of return on assets used to determine pension expense was 9.75% for all periods. The adjustment required to recognize the minimum liability at December 31, 1995 was charged to other equity, net of tax, and was reversed at December 31, 1996.

  The assets of the plan consist primarily of listed common stocks and bonds for which fair value is determined based on quoted market prices.

  The projected benefit obligation for the Company's executive supplemental retirement plan at December 31, 1997 was $35.6 million of which $33.8 million (the accumulated benefit obligation) is recognized as a liability on the consolidated balance sheet.

 Profit-Sharing Investment Plan

  Retirement benefits for employees not covered by collective bargaining arrangements include a supplementary contributory profit sharing investment plan ("PSIP"). The leveraged ESOP portion of the PSIP has purchased an aggregate of 24.3 million shares of common stock since inception. These purchases have been financed by 10 to 20-year loans from or guaranteed by the Company. The Company's related receivables from the ESOP have been classified as a reduction of stockholders' equity. The loans will be repaid by the ESOP from common dividends on shares not yet allocated to participants, interest earnings on cash balances not yet allocated to participants, common dividends on certain allocated shares and future Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings (see Note 8).

  After-tax ESOP expense (income), including interest expense on ESOP debt, was $(0.1) million, $2.3 million, and $(0.2) million in fiscal 1998, 1997 and 1996, respectively. Additional tax benefits received on dividends paid on unallocated shares of $2.4 million, $3.1 million, and $2.2 million in fiscal 1998, 1997 and 1996, respectively, have been credited directly to retained earnings in accordance with SFAS No. 109.

  Contribution expense for the PSIP in fiscal 1997, 1996 and 1995 was all ESOP related and is reflected in the amounts above. In fiscal 1998, 1997 and 1996 approximately 694,000, 907,000 and 915,000 shares, respectively, were allocated to plan participants.

  Through March 31, 1998, 11.3 million common shares have been allocated to plan participants. At March 31, 1998, 13.0 million common shares in the ESOP Trust had not been allocated to plan participants.

 Health Care and Life Insurance

  In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain retired employees. The Company's policy is to fund these benefits as claims are paid. The benefits have been reduced significantly for those employees retiring after December 31, 1990. In 1989, the Company implemented an ESOP to provide funds at retirement that could be used for medical costs or health care coverage.

  Expenses for postretirement health care and life insurance benefits consisted of the following:

                                                           1998   1997   1996
                                                           -----  -----  -----
                                                             (IN MILLIONS)
   Service cost--benefits earned during the period........ $ 0.7  $ 1.1  $ 1.1
   Interest cost on projected benefit obligation..........   9.1    9.4   11.4
   Amortization of unrecognized gain and prior service
    costs.................................................  (8.9)  (5.5)  (9.3)
                                                           -----  -----  -----
     Total................................................ $ 0.9  $ 5.0  $ 3.2
                                                           =====  =====  =====

  Payments for postretirement health care and life insurance benefits amounted to $11.8 million, $13.3 million, and $10.9 million in fiscal 1998, 1997 and 1996, respectively.

  The funded status and amounts recognized in the consolidated balance sheet for postretirement health care and life insurance benefits at March 31, were as follows:

                                                            1998   1997   1996
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Accumulated postretirement benefit obligations:
     Retirees............................................. $111.6 $110.6 $122.2
     Active plan participants.............................   13.4   12.3   17.9
                                                           ------ ------ ------
       Total..............................................  125.0  122.9  140.1
     Unrecognized prior service cost and accumulated
      net gain............................................   11.3   24.2   14.8
                                                           ------ ------ ------
     Accrued postretirement benefit obligation............ $136.3 $147.1 $154.9
                                                           ====== ====== ======

  The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 6.0% for 1998, decreasing to 5.33% in 1999 and to an ultimate rate of 5.0% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by one percentage point would increase the accumulated postretirement health care and life insurance obligation as of March 31, 1998 by $7.2 million and the related fiscal 1998 aggregate service and interest costs by $0.7 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at March 31, 1998, 7.75% at March 31, 1997 and 7.25% at March 31, 1996.

15. SEGMENTS OF BUSINESS

                                         1998           1997           1996
                                       ---------      ---------      ---------
                                                    (IN MILLIONS)
REVENUES
Health Care Services.................. $20,563.0      $15,415.9      $12,667.8
Water Products........................     282.9          275.1          259.3
Corporate.............................      11.4           19.8           37.7
                                       ---------      ---------      ---------
  Total............................... $20,857.3      $15,710.8      $12,964.8
                                       =========      =========      =========
OPERATING PROFIT
Health Care Services(1)............... $   354.7(2)   $    92.8(3)   $   206.1
Water Products........................      49.2           34.6(3)        39.6
                                       ---------      ---------      ---------
  Total...............................     403.9          127.4          245.7
Interest--net(4)......................     (96.5)         (47.5)         (13.3)
Corporate.............................     (47.7)         (42.8)         (35.5)
                                       ---------      ---------      ---------
  Income before taxes on income....... $   259.7      $    37.1      $   196.9
                                       =========      =========      =========
SEGMENT ASSETS--AT YEAR END
Health Care Services.................. $ 5,166.4      $ 4,648.2      $ 2,525.3
Water Products........................     166.5          144.6          142.0
                                       ---------      ---------      ---------
  Total...............................   5,332.9        4,792.8        2,667.3
Corporate
 Cash, cash equivalents and marketable
  securities..........................     113.6          229.8          456.2
 Net assets of discontinued
  operations..........................        --             --          125.7
 Other................................     161.0          150.2          111.0
                                       ---------      ---------      ---------
  Total............................... $ 5,607.5      $ 5,172.8      $ 3,360.2
                                       =========      =========      =========
DEPRECIATION AND AMORTIZATION
Health Care Services.................. $    62.7      $    46.6      $    40.8
Water Products........................      22.2           22.8           21.5
Corporate.............................       2.3            2.4            1.9
                                       ---------      ---------      ---------
  Total............................... $    87.2      $    71.8      $    64.2
                                       =========      =========      =========
CAPITAL EXPENDITURES
Health Care Services.................. $    75.2      $    41.9      $    43.5
Water Products........................      47.4           32.3           24.8
Corporate.............................       7.4            2.7            5.3
                                       ---------      ---------      ---------
  Total............................... $   130.0      $    76.9      $    73.6
                                       =========      =========      =========

--------
(1) Includes $12.0 million, $11.4 million and $12.2 million of pre-tax earnings from an equity investment in fiscal 1998, 1997 and 1996, respectively.

(2) Includes $16.7 million in charges for the proposed merger with AmeriSource and $13.9 million in costs associated primarily with the integration and rationalization of recent acquisitions.

(3) Health Care Services and Water Products amounts include charges for restructuring, asset impairment, write-off of in-process purchased technology and other operating items of $140.0 million and $7.0 million, respectively.

(4) Interest expense is shown net of corporate interest income.

  The Health Care Services segment includes the Company's U.S. pharmaceutical, health care products and medical-surgical supplies distribution businesses. U.S. Health Care operations also include marketing and other support services to pharmaceutical manufacturers, a manufacturer of automated pharmaceutical dispensing systems for hospitals and a distributor of first-aid products to industrial and commercial customers. Health Care Services also includes the Company's international distribution operations (including Canada and an equity interest in a Mexican distribution business).

  The Water Products segment is engaged in the processing, delivery and sale of bottled drinking water to homes and businesses and the sale of packaged water to retail stores.

  Information as to the Company's foreign operations is as follows:

                                           1998           1997           1996
                                         ---------      ---------      ---------
                                                       (IN MILLIONS)
REVENUES
  United States......................... $19,218.1      $14,198.3      $11,440.6
  International.........................   1,639.2        1,512.5        1,524.2
                                         ---------      ---------      ---------
    Total............................... $20,857.3      $15,710.8      $12,964.8
                                         =========      =========      =========
OPERATING PROFIT
  United States......................... $   370.3(1)   $    94.1(2)   $   207.5
  International.........................      33.6(3)        33.3(4)        38.2
                                         ---------      ---------      ---------
    Total............................... $   403.9      $   127.4      $   245.7
                                         =========      =========      =========
ASSETS, AT YEAR END
  United States......................... $ 5,194.8      $ 4,935.4      $ 3,130.9
  International.........................     412.7          237.4          229.3
                                         ---------      ---------      ---------
    Total............................... $ 5,607.5      $ 5,172.8      $ 3,360.2
                                         =========      =========      =========

--------
(1) Includes $16.7 million in charges for the proposed merger with AmeriSource and $13.1 million in costs associated primarily with the integration and rationalization of recent acquisitions.

(2) Includes $90.6 million in charges for restructuring, asset impairment and other operating items and $48.2 million for the write-off of in-process purchased technology.

(3) Includes $0.8 million in costs associated with the integration and rationalization of recent acquisitions.

(4) Includes $8.2 million in charges for restructuring, asset impairment and other operating items.

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

  The currently pending state court antitrust cases against the Company are in California, Alabama and Mississippi. The Company has been dismissed pursuant to a settlement in cases which were pending in Wisconsin (K-S Pharmacy, et al.
v. Abbott Laboratories, et al.) and Minnesota (Salk Drug v. Abbott Laboratories, et al.). The state cases are based essentially on the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case in California (referred to as Coordinated Special Proceeding, Pharmaceutical Cases I, II & III) is pending in Superior Court for the State of California (San Francisco County). A class of retail pharmacies has been certified and the case is trailing MDL 997. The case in Alabama (Durrett, et al. v. The Upjohn Co. et al.) is venued in the Circuit Court for Greene County, Alabama. A class has not yet been certified, and the case is currently before the Alabama Supreme Court on an appeal from the denial of defendants' motion to dismiss. The case in Mississippi (Montgomery Drug Co. et al. v. The Upjohn Co. et al.) is pending in the Chancery Court of Prentiss County, Mississippi. The Chancery Court has held that the case may not be maintained as a class action.

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

  In addition, the Company has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 18 Superfund sites. With respect to each of these Superfund sites, numerous other PRP's have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 18 Superfund sites is approximately $1 million, net of $2 million which insurance companies, and $2 million which another PRP, are expected or have agreed to contribute to the Company's allocated share. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant. The $1 million is included in the Company's recorded environmental reserves at March 31, 1998.

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

  Management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed in this note will not have a material adverse effect on the Company's financial position or results of operations.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                              FIRST    SECOND   THIRD    FOURTH        FISCAL
                             QUARTER  QUARTER  QUARTER  QUARTER         YEAR
                             -------- -------- -------- --------      ---------
                                (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
FISCAL 1998
 Revenues................... $4,975.5 $5,147.1 $5,373.5 $5,361.2      $20,857.3
 Gross profit...............    364.8    367.7    377.0    411.8        1,521.3
 Net income.................     37.6     39.6     42.0     35.7(/1/)     154.9
 Earnings per common
  share(/2/, /3/)
  Diluted................... $   0.39 $   0.41 $   0.43 $   0.36      $    1.59
  Basic.....................     0.41     0.44     0.45     0.39           1.69
 Cash dividends per common
  share(/3/)................ $  0.125 $  0.125 $  0.125 $  0.125      $    0.50
 Market prices per common
  share(/3/)
  High...................... $40 1/16 $ 53 1/8 $ 56 7/8 $ 61 3/4      $  61 3/4
  Low.......................   31 1/2   38 1/4 48 11/16   47 7/8         31 1/2

--------
(1) Includes $16.7 million in after-tax charges for the proposed merger with AmeriSource, $8.7 million in after-tax costs associated primarily with the integration and rationalization of recent acquisitions and a $4.6 million favorable tax adjustment.

(2) Restated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share."

(3) Restated to reflect the two-for-one stock split declared October 29, 1997, distributed January 2, 1998 to stockholders of record December 1, 1997.

                          FINANCIAL NOTES--(CONCLUDED)

                           FIRST          SECOND   THIRD          FOURTH   FISCAL
                          QUARTER        QUARTER  QUARTER        QUARTER    YEAR
                          --------       -------- --------       -------- ---------
                             (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
FISCAL 1997
 Revenues...............  $3,326.7       $3,410.6 $4,211.5       $4,762.0 $15,710.8
 Gross profit...........     231.9          231.0    243.8          330.6   1,037.3
 Income (loss) after
  taxes.................
  Continuing operations.     (21.4)(1)       25.8    (36.1)(2)       36.8       5.1
  Discontinued
   operations...........       3.3            2.3      2.1            0.9       8.6
  Discontinued
   operations--Gain on
   sale of Armor All....        --             --    120.2             --     120.2
                          --------       -------- --------       -------- ---------
   Total................  $  (18.1)      $   28.1 $   86.2       $   37.7 $   133.9
                          ========       ======== ========       ======== =========
Earnings (loss) per
 common share(3, 4)
 Diluted
  Continuing operations.  $  (0.25)      $   0.29 $  (0.43)      $   0.41 $    0.06
  Discontinued
   operations...........      0.04           0.03     0.02           0.01      0.10
  Discontinued
   operations--Gain on
   sale of Armor All....        --             --     1.44             --      1.35
                          --------       -------- --------       -------- ---------
   Total................  $  (0.21)      $   0.32 $   1.03       $   0.42 $    1.51
                          ========       ======== ========       ======== =========
 Basic
  Continuing operations.  $  (0.25)      $   0.30 $  (0.43)      $   0.42 $    0.06
  Discontinued
   operations...........      0.04           0.03     0.02           0.01      0.10
  Discontinued
   operations--Gain on
   sale of Armor All....        --             --     1.44             --      1.41
                          --------       -------- --------       -------- ---------
   Total................  $  (0.21)      $   0.33 $   1.03       $   0.43 $    1.57
                          ========       ======== ========       ======== =========
Cash dividends per
 share(4)...............  $  0.125       $  0.125 $  0.125       $  0.125 $    0.50
Market prices per common
 share(4)
 High...................  $ 25 5/8       $24 1/16 $ 28 3/8       $ 34 1/8 $  34 1/8
 Low....................   22 1/16        20 9/16   22 7/8        26 1/16   20 9/16

--------
(1) Includes $48.2 million for the write-off of purchased in-process technology.

(2) Includes $61.3 million in after-tax charges for restructuring, asset impairment and other operating items.

(3) Restated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share."

(4) Restated to reflect the two-for-one stock split declared October 29, 1997, distributed January 2, 1998 to stockholders of record December 1, 1997.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) Financial Statements - see Index to Consolidated Financial Statements and Supplementary Data Schedule at page 1 of this Form 10K/A.

   (2) Financial Statement Schedule - The Supplementary Financial Statement Schedule which was previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and which is not amended has been omitted from this filing.

   (3) Exhibits - See Exhibit Index at page 36 of this Form 10-K/A.

(b)    Reports on Form 8-K

       Information as to reports on Form 8-K filed during the three months ended March 31, 1998 is not amended and has been omitted from this filing.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   McKESSON CORPORATION
                                   (Registrant)


Dated: July 29, 1998               By /s/ RICHARD H. HAWKINS
                                      -----------------------
                                      Richard H. Hawkins
                                      Vice President and Chief Financial Officer


                                   By /s/ HEIDI E. YODOWITZ
                                     ------------------------
                                     Heidi E. Yodowitz
                                     Controller

                              EXHIBIT INDEX/(1)/

Exhibit
Number                     Description
-------   ------------------------------------------
13        1998 Consolidated Financial Statements - see Index to Consolidated
          Financial Statements at page 1 of this Form 10-K/A

23        Independent Auditors' Consent.

---------
(1) Exhibits which have been previously filed, or incorporated by reference, in the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1998 and which are not amended in this filing have been omitted from this
    Exhibit Index.