Form 10-Q
period 1998-06-30
MCKESSON CORP
filed 1998-08-10
CIK 927653

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1998


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from            to
                               ----------    ----------

Commission file number 1-13252
                       -------


                      McKESSON CORPORATION
-----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

          DELAWARE                                94-3207296
------------------------------               --------------------
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)             Identification No.)

One Post Street, San Francisco, California               94104
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

                    Yes   X     No
                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding at June 30, 1998
----------------------------         ----------------------------
Common stock, $.01 par value               95,016,153 shares

                        TABLE OF CONTENTS

                 PART I.  FINANCIAL INFORMATION
                 ==============================

Item                                                      Page
----                                                      ----

 1.       Condensed Financial Statements

          Consolidated Balance Sheets
            June 30, 1998 and March 31, 1998              3 - 4

          Statements of Consolidated Income
            Three month periods ended
            June 30, 1998 and 1997                          5

          Statements of Consolidated Cash Flows
            Three month periods ended
            June 30, 1998 and 1997                         6 - 7

          Financial Notes                                  8 - 10

 2.       Management's Discussion and Analysis of
            Financial Condition and Results of Operations

          Financial Review                                11 - 14


                   PART II.  OTHER INFORMATION
                   ===========================

 4.   Submission of Matters to a Vote of Security Holders     15

 5.   Other Information                                       15

 6.   Exhibits and Reports on Form 8-K                        16

      Exhibit Index                                           18

                 PART I.  FINANCIAL INFORMATION
                 ==============================

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                                           June 30,     March 31,
                                             1998         1998
                                           --------     --------
                                               (in millions)
ASSETS
------
Current Assets
  Cash and cash equivalents                $  169.8     $   35.7
  Marketable securities available
   for sale (Note 2)                           44.9         77.9
  Receivables                               1,732.0      1,380.4
  Inventories                               2,775.2      2,583.5
  Prepaid expenses                             33.3         28.1
                                            -------      -------
     Total                                  4,755.2      4,105.6
                                            -------      -------

Property, Plant and Equipment
  Land                                         37.6         35.6
  Buildings, machinery and equipment          854.8        834.7
                                            -------      -------
     Total                                    892.4        870.3

  Accumulated depreciation                   (448.4)      (440.0)
                                            -------      -------
     Net                                      444.0        430.3

Goodwill and Other Intangibles                751.7        752.4
Other Assets                                  350.2        319.2
                                            -------      -------
     Total Assets                          $6,301.1     $5,607.5
                                            =======      =======



                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)



                                           June 30,     March 31,
                                             1998         1998
                                           --------     --------
                                               (in millions,
                                             except par value)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Drafts payable                           $  245.5     $  286.2
  Accounts payable - trade                  2,397.3      1,859.1
  Short-term borrowings                        58.4           -
  Current portion of long-term debt            10.3         10.0
  Salaries and wages                           41.0         53.9
  Taxes                                       138.7        115.7
  Interest and dividends                       45.3         29.5
  Other                                       222.4        223.4
                                            -------      -------
     Total                                  3,158.9      2,577.8
                                            -------      -------
Postretirement Obligations and
 Other Noncurrent Liabilities                 238.4        233.3
                                            -------      -------
Long-Term Debt (Note 2)                     1,147.6      1,194.2
                                            -------      -------
McKesson-obligated mandatorily
  redeemable preferred securities
  of subsidiary grantor trust whose
  sole assets are junior subordinated
  debentures of McKesson (Note 3)             195.4        195.4
                                            -------      -------
Stockholders' Equity
  Common stock (200.0 shares authorized,
   95.2 and 93.4 issued as of June 30 and
   March 31, 1998, respectively;
   par value of $.01)                           1.0          0.9
  Additional paid-in capital                  564.0        440.7
  Other capital                               (41.0)       (42.2)
  Retained earnings                         1,204.4      1,173.2
  Accumulated translation adjustment          (46.6)       (45.4)
  ESOP notes and guarantee                   (115.6)      (115.6)
  Treasury shares, at cost                     (5.4)        (4.8)
                                            -------      -------
     Net                                    1,560.8      1,406.8
                                            -------      -------
     Total Liabilities and
      Stockholders' Equity                 $6,301.1     $5,607.5
                                            =======      =======


See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED INCOME
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                           ---------------------
                                             1998         1997
                                           --------     --------
                                           (in millions - except
                                             per share amounts)

REVENUES                                   $5,870.9     $4,975.5
                                            -------      -------
COSTS AND EXPENSES
  Cost of sales                             5,468.6      4,610.7
  Selling, distribution and administration    302.2        278.5
  Interest                                     28.0         23.1
                                            -------      -------
     Total                                  5,798.8      4,912.3
                                            -------      -------
INCOME BEFORE INCOME TAX EXPENSE
 AND DIVIDENDS ON PREFERRED
 SECURITIES OF SUBSIDIARY TRUST                72.1         63.2

INCOME TAX EXPENSE                            (28.4)       (24.0)

DIVIDENDS ON PREFERRED
 SECURITIES OF SUBSIDIARY TRUST                (1.6)        (1.6)
                                            -------      -------
NET INCOME                                 $   42.1     $   37.6
                                            =======      =======
EARNINGS PER COMMON SHARE
  Diluted                                  $   0.43     $   0.39
  Basic                                        0.45         0.41

  Dividends                                   0.125        0.125

SHARES ON WHICH EARNINGS
PER COMMON SHARE WERE BASED
  Diluted                                     103.5        100.2
  Primary                                      92.9         91.0


See Financial Notes.

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                           ---------------------
                                             1998         1997
                                           --------     --------
                                               (in millions)
Operating Activities
  Net Income                               $   42.1     $   37.6
  Adjustments to reconcile to net cash
   provided (used) by operating activities
     Depreciation                              18.1         17.7
     Amortization                               5.0          3.6
     Provision for bad debts                    3.4          2.8
     Deferred taxes on income                  (1.0)         2.7
     Other non-cash items                       4.0         (2.9)
                                            -------      -------
          Total                                71.6         61.5
                                            -------      -------
     Effects of changes in
       Receivables                           (361.9)       (25.5)
       Inventories                           (198.0)       133.3
       Accounts and drafts payable            504.6       (165.7)
       Taxes                                   34.7         15.7
       Other                                   (3.1)       (46.9)
                                            -------      -------
          Total                               (23.7)       (89.1)
                                            -------      -------
     Net cash provided (used) by
      operating activities                     47.9        (27.6)
                                            -------      -------
Investing Activities
  Purchases of marketable securities           (6.8)        (1.2)
  Maturities of marketable securities          40.7         11.4
  Property acquisitions                       (34.8)       (23.1)

  Properties sold                               6.2          1.7
  Acquisitions of businesses, less cash
   and short-term investments acquired         (3.9)        (3.2)
  Other                                       (25.8)       (11.7)
                                            -------      -------
          Net cash used by
           investing activities               (24.4)       (26.1)
                                            -------      -------



                           (Continued)

              McKESSON CORPORATION and SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (unaudited)


                                            Three Months Ended
                                                 June 30
                                           ---------------------
                                             1998         1997
                                           --------     --------
                                               (in millions)
Financing Activities
  Proceeds from issuance of debt           $   62.8     $   35.1
  Repayment of debt                           (48.9)       (19.0)
  Dividends paid on preferred
   securities of subsidiary trust              (2.5)        (2.8)
  Capital stock transactions
     Issuances                                111.1          2.0
     ESOP notes and guarantee                    -           1.9
     Dividends paid                           (11.7)       (11.5)
     Other                                      (.2)          -
                                            -------      -------
          Net cash provided by
           financing activities               110.6          5.7
                                            -------      -------
Net Increase (Decrease) in Cash
 and Cash Equivalents                         134.1        (48.0)

Cash and Cash Equivalents
 at beginning of period                        35.7        124.8
                                            -------      -------
Cash and Cash Equivalents
 at end of period                          $  169.8     $   76.8
                                            =======      =======

See Financial Notes.

                           (Concluded)

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


1.   Interim Financial Statements
     ----------------------------

     In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1998 and the results of its operations and its cash flows for the three months ended June 30, 1998 and 1997.

     The results of operations for the three months ended June
30, 1998 and 1997 are not necessarily indicative of the results for the full years.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1998 Annual Report to Stockholders which have previously been filed with the Securities and Exchange
Commission.


2.   Marketable Securities
     ---------------------

      The June 30, 1998 marketable securities balance includes
$41.3 million held in trust as exchange property for the Company's $67.7 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding.


3.   Convertible Preferred Securities
     --------------------------------

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

     The Company has guaranteed, on a subordinated basis, distributions and other payments due to the preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Debentures and in the indenture pursuant to which the Debentures were issued and the Company's obligations under the Amended and Restated Declaration of Trust governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

     The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


4.   Comprehensive Income
     --------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in stockholders' equity from nonowner sources. As such, it includes net income and amounts arising from foreign currency translations, unrecognized pension costs and unrealized gains or losses on marketable securities classified as available for sale which are recorded directly to stockholders' equity. Total comprehensive income for the three months ended June 30, 1998 and 1997 is as follows:

                                           Three Months Ended
                                                June 30
                                           ------------------
                                              1998    1997
                                              ----    ----
   Net income                                $42.1   $37.6
   Foreign currency translation adjustments   (1.2)     -
                                              ----    ----
                                             $40.9   $37.6
                                              ====    ====


5.   New Accounting Pronouncements
     -----------------------------

     In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers; and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and expands disclosures on changes in benefit obligations and fair values of plan assets. The Company will implement these statements in fiscal 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

     In fiscal 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. The Company plans to adopt this statement in fiscal 2001. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

              McKESSON CORPORATION and SUBSIDIARIES
                         FINANCIAL NOTES


6.   Proposed Acquisition
     --------------------

     On September 23, 1997, the Company and AmeriSource Health Corporation ("AmeriSource"), a leading U. S. wholesale distributor of pharmaceutical and related health care products and services, jointly announced the execution of a definitive Merger Agreement providing for the Company to acquire AmeriSource. On March 3, 1998, the Federal Trade Commission ("FTC") voted to block the proposed merger. On March 9, 1998, the FTC filed a complaint with the United States District Court for the District of Columbia seeking a preliminary injunction to halt the merger. On March 18, 1998, the Company and AmeriSource each announced that they would oppose the FTC's motion for preliminary injunction. The hearing commenced on June 9, 1998 and concluded on July 24, 1998. On July 31, 1998 the court issued its opinion granting the FTC's motion for the preliminary injunction to halt the merger until a full administrative hearing can be held before the FTC. The Company and AmeriSource announced on that date that they would discuss the impact of the court's decision on the merger agreement, but that it was highly unlikely that the merger would continue to be pursued. On August 7, 1998, the Company and AmeriSource announced that their merger agreement had been terminated.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Segment Results
---------------
                                           Three Months Ended
                                                June 30
                                        ------------------------
                                         1998      1997     %Chg
                                        ------    ------    ----
                                          (in millions)
REVENUES
Health Care Services
  Pharmaceutical Distribution
   & Services
    U. S. Health Care (1)            $4,797.6     $4,073.9  17.8
    International                       518.9        377.8  37.3
                                      -------      -------
       Total Pharmaceutical
        Distribution & Services       5,316.5      4,451.7  19.4
  Medical/Surgical Distribution
   & Services                           475.8        446.9   6.5
                                      -------      -------
       Total Health Care Services     5,792.3      4,898.6  18.2
                                      -------      -------
Water Products                           74.7         72.3   3.3
Corporate                                 3.9          4.6 (15.2)
                                      -------      -------
       Total                         $5,870.9     $4,975.5  18.0
                                      =======      =======


OPERATING PROFIT
Pharmaceutical Distribution
  & Services                         $   82.7 (2) $   68.3  21.1
Medical/Surgical Distribution
 & Services                              17.1         14.5  17.9
                                      -------      -------
       Total Health Care Services        99.8         82.8  20.5
Water Products                           11.5         11.1   3.6
                                      -------      -------
       Total                            111.3         93.9  18.5
Interest - net (3)                      (26.5)       (21.8)
Corporate and other                     (12.7)        (8.9)
                                      -------      -------
Income before income taxes           $   72.1     $   63.2  14.1
                                      =======      =======

(1) Includes sales to customers' warehouses of $927.9 million and $632.8 million in the quarters ended June 30, 1998 and 1997, respectively.

(2) Includes $4.9 million in charges related to the terminated transaction with AmeriSource and $2.8 million in costs incurred in connection with the integration and rationalization of recent acquisitions.

(3)  Interest expense is shown net of corporate interest income.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Overview of Results
-------------------

     Net income for the first quarter increased to $42.1 million, $0.43 per diluted share, from $37.6 million, $0.39 per share, in the prior year. Included in the current year first quarter results were $4.9 million in pre-tax and after-tax charges associated with the Company's terminated merger transaction with AmeriSource Health Corporation ("AmeriSource") and $2.8 million in pre-tax costs incurred in connection with the integration and rationalization of recent acquisitions. In the second quarter, the Company anticipates recording additional costs associated with the terminated AmeriSource transaction that were incurred subsequent to June 30, 1998 and related tax benefits on costs incurred to date. See Financial Note 6.

     The effective income tax rate applicable to continuing operations for the quarter ended June 30, 1998 differed from the effective income tax rate for the comparable year period primarily due to the write-off of costs associated with the terminated AmeriSource transaction, net of the positive effect of a refinancing of Canadian debt in a more tax-efficient manner in the third quarter of fiscal 1998.


PHARMACEUTICAL DISTRIBUTION & SERVICES

     The Pharmaceutical Distribution & Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution business and its international health care distribution businesses in Canada and Mexico. This segment accounted for approximately 91% of total revenues in the first quarter.

     Segment revenues increased by 19% for the quarter compared with the prior year, reflecting internal growth of 18% (12.5% excluding sales to customers' warehouses) in the U.S. pharmaceutical distribution business, and a 37% increase in international revenues. U.S. pharmaceutical distribution revenues increased due to sales growth in the existing customer base and the addition of several major new customers during the quarter in the retail and institutional sectors. The increase in international revenues reflects the transition of additional customers of Drug Trading Company, Limited, to Medis, the Company's Canadian health care distribution business.

     Operating profit for the quarter, excluding the effect of the $7.7 million in charges noted above, increased by 32% to $90.4 million from the prior year, and as a percentage of revenues (excluding sales to customers' warehouses), increased 27 basis points to 2.06% from 1.79%. The improvement reflects growth in procurement profits and operating efficiencies, the latter resulting from facility consolidations and continuing emphasis on technologies and logistics systems.


MEDICAL/SURGICAL DISTRIBUTION & SERVICES

     The Medical/Surgical Distribution & Services segment includes the operations of the Company's medical/surgical supplies distribution business. This segment accounted for approximately 8% of total revenues in the first quarter.

     Revenues increased 6.5% to $475.8 million, due to gains in the acute care and primary care segments offset, in part, by a decline in long-term care revenues. Operating profit for the quarter increased by 18% to $17.1 million reflecting a 35 basis point increase in its operating margin resulting from ongoing productivity initiatives.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


WATER PRODUCTS

     Revenues at Water Products increased by 3% for the quarter compared with the prior year and operating profit increased 4% in the quarter to $11.5 million from $11.1 million in the prior year. Both revenues and operating profit were affected adversely by reduced demand resulting from unusually cold and rainy weather in California, which accounts for more than 70% of Water Products' business.


INTEREST, NET

     Interest expense, net of interest income, increased to $26.5 million in the quarter from $21.8 million for the prior year period, reflecting an increase in working capital earlier in the quarter associated, in part, with an inventory build-up for the commencement of business with several large new customers.


Liquidity and Capital Resources
-------------------------------

     Cash and marketable securities available for sale were $214.7 million at June 30, 1998 and $113.6 million at March 31, 1998. The June 30, 1998 marketable securities balance included $41.3 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures. The increase in cash and marketable securities is due in large part to the purchase by the McKesson Employee Stock Ownership Plan (ESOP) of approximately 1.3 million shares of newly issued common stock from the Company at $78.125 per share on May 29, 1998.

     The increase in receivables at June 30, 1998 compared to March 31, 1998 reflects quarter on quarter sales growth and the addition of a large new customer at the end of May 1998. The increase in accounts and drafts payable at June 30, 1998 compared to March 31, 1998 is due to the growth in sales and extended payment terms with certain vendors.

     Stockholders' equity was $1,560.8 million at June 30, 1998, and the net debt-to-capital ratio was 36%, down from 41% at March 31, 1998. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances at the end of the period.

     Average diluted shares increased to 103.5 million from 100.2 million in the prior year due primarily to shares issued under employee benefits plans and the sale of shares to the ESOP noted above.

              McKESSON CORPORATION and SUBSIDIARIES
                        FINANCIAL REVIEW


Other
-----

     The Company relies heavily on computer technologies to operate its business. As a result, the Company continuously seeks to upgrade and improve its computer systems in order to provide better service to its customers and to support the Company's growth. The Company has conducted an assessment of its computer systems and has begun to make the changes necessary to make these systems Year 2000 compliant. The Company believes that with modifications to or replacements of its existing computer-based systems, it will be Year 2000 compliant by June 30, 1999, although the Company cannot provide any assurance in this regard. The Company's systems rely in part on the computer-based systems of its trading partners. As part of the Company's assessment, an overview of certain of its trading partners' Year 2000 compliance strategies is being performed and the Company plans to conduct extensive systems testing with such trading partners during calendar year 1999. Nevertheless, if any trading partner or other entity upon which they rely failed to become Year 2000 compliant, the Company could be adversely affected. The Company incurred approximately $7 million in fiscal 1998 and expects to incur between $10 and $15 million in each of fiscal 1999 and 2000 in costs associated with modifications to the Company's existing systems to make them Year 2000 compliant and related testing, including planned testing with trading partners. Such costs are being expensed as incurred. Year 2000 project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns.

                   PART II.  OTHER INFORMATION
                   ===========================


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on
July 29, 1998. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below:

     The Board of Directors' nominees for directors as listed in the proxy statement were each elected to serve for a three-year term expiring at the Annual
     Meeting in 2001.  The vote was as follows:

                                 Votes For     Votes Withheld
                                 ----------    --------------
     Mary G. F. Bitterman        85,814,897        907,077
     Mark A. Pulido              85,832,897        889,077
     Robert H. Waterman, Jr.     85,827,207        894,767


     The terms of the following named directors continued after the meeting:

     Tully M. Friedman                      Carl E. Reichardt
     John M. Pietruski                      Alan Seelenfreund
     David S. Pottruck                      Jane E. Shaw


     The proposal to amend the Company's Restated
     Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 400,000,000 was approved by the following vote:

     Votes For           Votes Against        Votes Withheld
     ----------          -------------        --------------
     79,616,499            6,894,463              211,012



Item 5.  Other Information
--------------------------

   The ratios of earnings to fixed charges and of earnings to combined fixed charges and preferred stock dividends amounted to 2.93x and 3.02x for the three months ended June 30, 1998 and 1997, respectively. There were no preferred stock dividends in the three months ended June 30, 1998 and 1997, respectively.

   The ratio of earnings to fixed charges was computed by dividing fixed charges (interest expense, the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor and dividends on preferred securities of a subsidiary grantor trust) into earnings available for fixed charges (net income plus income tax expense and fixed charges).

                   PART II.  OTHER INFORMATION
                   ===========================


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          3.1 Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Office of the Delaware Secretary of State on July
               29, 1998

          3.2  Restated Certificate of Incorporation of the
               Company, as filed with the Office of the Delaware
               Secretary of State on July 30, 1998

          10.1 Amendment No. 1 to Consulting Agreement entered into as of March 25, 1998 by and between the Company and its Chairman and former Chief
               Executive Officer

          10.2 McKesson Corporation Management Deferred
               Compensation Plan, amended as of May 29, 1998

          10.3 McKesson Corporation Deferred Compensation
               Administration Plan, amended as of May 29, 1998

          10.4 McKesson Corporation 1985 Executives Elective
               Deferred Compensation Plan, amended as of May 29,
               1998

          12.1 Computation of Ratio of Earnings to Fixed charges and Earnings to Combined Fixed Charges and
               Preferred Stock Dividends

          27   Financial Data Schedule


     (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                            SIGNATURE
                            =========




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   McKESSON CORPORATION
                                   (Registrant)

Dated:   August 7, 1998            By /s/ Richard H. Hawkins
                                   -----------------------------
                                   Richard H. Hawkins
                                   Vice President and
                                   Chief Financial Officer



                                   By /s/ Heidi E. Yodowitz
                                   -----------------------------
                                   Heidi E. Yodowitz
                                   Controller

                          EXHIBIT INDEX



Exhibit
Number                          Description
-------   -------------------------------------------------------

  3.1     Certificate of Amendment of Restated Certificate of
          Incorporation of the Company, as filed with the Office of the Delaware Secretary of State on July 29, 1998

  3.2 Restated Certificate of Incorporation of the Company, as filed with the Office of the Delaware Secretary of State on July 30, 1998

 10.1 Amendment No. 1 to Consulting Agreement entered into as of March 25, 1998 by and between the Company and its Chairman and former Chief Executive Officer

 10.2     McKesson Corporation Management Deferred Compensation
          Plan, amended as of May 29, 1998

 10.3     McKesson Corporation Deferred Compensation
          Administration Plan, amended as of May 29, 1998

 10.4     McKesson Corporation 1985 Executives Elective Deferred
          Compensation Plan, amended as of May 29, 1998

 12.1 Computation of Ratio of Earnings to Fixed charges and Earnings to Combined Fixed Charges and Preferred Stock
          Dividends


 27       Financial Data Schedule