Form 10-Q
period 1998-09-30
MCKESSON CORP
filed 1998-10-30
CIK 927653

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR QUARTER ENDED SEPTEMBER 30, 1998
     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 1-13252

                             MCKESSON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              94-3207296
    (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


    ONE POST STREET, SAN FRANCISCO,
              CALIFORNIA                                94104
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)


                                (415) 983-8300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                    OUTSTANDING AT SEPTEMBER 30, 1998
     Common stock, $.01 par value                 99,271,776 shares

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

 ITEM                                                                      PAGE
 ----                                                                      -----
 1.   Financial Statements
      Consolidated Balance Sheets
       September 30, 1998 and March 31, 1998.............................      3
      Statements of Consolidated Income
       Three and six month periods ended September 30, 1998 and 1997.....      4
      Statements of Consolidated Cash Flows
       Six month periods ended September 30, 1998 and 1997...............      5
      Financial Notes....................................................    6-9
 2.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations
      Financial Review...................................................  10-15
 3.   Quantitative and Qualitative Disclosures about Market Risk.........     15

                           PART II. OTHER INFORMATION

 5.   Other Information..................................................     16
 6.   Exhibits and Reports on Form 8-K...................................     16
      Exhibit Index......................................................     18

                         PART I. FINANCIAL INFORMATION

                     MCKESSON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                          SEPT. 30,  MARCH 31,
                                                            1998       1998
                                                          ---------  ---------
                                                             (IN MILLIONS)
ASSETS
Current Assets
 Cash and cash equivalents............................... $   103.5  $    35.7
 Marketable securities available for sale (Note 2).......      28.1       77.9
 Receivables.............................................   1,948.7    1,380.4
 Inventories.............................................   3,207.2    2,583.5
 Prepaid expenses........................................      42.2       28.1
                                                          ---------  ---------
   Total.................................................   5,329.7    4,105.6
                                                          ---------  ---------
Property, Plant and Equipment
  Land...................................................      38.0       35.6
 Buildings, machinery and equipment......................     933.0      834.7
                                                          ---------  ---------
   Total.................................................     971.0      870.3
 Accumulated depreciation................................    (491.2)    (440.0)
                                                          ---------  ---------
   Net...................................................     479.8      430.3
Goodwill and Other Intangibles...........................     828.2      752.4
Other Assets.............................................     379.2      319.2
                                                          ---------  ---------
   Total Assets.......................................... $ 7,016.9  $ 5,607.5
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Drafts payable.......................................... $   261.3  $   286.2
 Accounts payable--trade.................................   2,587.1    1,859.1
 Short-term borrowings...................................     466.2        --
 Current portion of long-term debt.......................      18.7       10.0
 Salaries and wages......................................      46.2       53.9
 Taxes...................................................     131.9      115.7
 Interest and dividends..................................      31.4       29.5
 Other...................................................     265.9      223.4
                                                          ---------  ---------
   Total.................................................   3,808.7    2,577.8
                                                          ---------  ---------
Postretirement Obligations and Other Noncurrent
 Liabilities.............................................     240.4      233.3
                                                          ---------  ---------
Long-Term Debt (Note 2)..................................   1,141.5    1,194.2
                                                          ---------  ---------
McKesson-obligated mandatorily redeemable convertible
 preferred securities of subsidiary grantor trust whose
 sole assets are junior subordinated debentures of
 McKesson (Note 3).......................................     195.5      195.4
                                                          ---------  ---------
Stockholders' Equity
 Common stock (400.0 shares authorized, 99.5 issued as
  of September 30, 1998, 200.0 shares authorized, 93.4
  issued as of March 31, 1998; par value $0.01)..........       1.0        0.9
 Additional paid-in capital..............................     646.4      440.7
 Other capital...........................................     (55.4)     (42.2)
 Retained earnings.......................................   1,210.6    1,173.2
 Accumulated translation adjustment......................     (48.2)     (45.4)
 ESOP notes and guarantee................................    (116.2)    (115.6)
 Treasury shares, at cost................................      (7.4)      (4.8)
                                                          ---------  ---------
   Net...................................................   1,630.8    1,406.8
                                                          ---------  ---------
   Total Liabilities and Stockholders' Equity............ $ 7,016.9  $ 5,607.5
                                                          =========  =========

                              See Financial Notes.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                         THREE MONTHS
                                             ENDED          SIX MONTHS ENDED
                                         SEPTEMBER 30         SEPTEMBER 30
                                       ------------------  --------------------
                                         1998      1997      1998       1997
                                       --------  --------  ---------  ---------
                                          (IN MILLIONS--EXCEPT PER SHARE
                                                     AMOUNTS)
REVENUES.............................  $6,941.5  $5,147.1  $12,812.4  $10,122.6
                                       --------  --------  ---------  ---------
COSTS AND EXPENSES
 Cost of sales.......................   6,512.8   4,779.4   11,981.4    9,390.1
 Selling, distribution and adminis-
  tration............................     381.9     276.4      684.1      554.9
 Interest............................      29.4      25.0       57.4       48.1
                                       --------  --------  ---------  ---------
   Total.............................   6,924.1   5,080.8   12,722.9    9,993.1
                                       --------  --------  ---------  ---------
INCOME BEFORE INCOME TAX EXPENSE AND
 DIVIDENDS ON PREFERRED SECURITIES OF
 SUBSIDIARY TRUST....................      17.4      66.3       89.5      129.5
INCOME TAX EXPENSE...................      (6.5)    (25.2)     (34.9)     (49.2)
DIVIDENDS ON PREFERRED SECURITIES OF
 SUBSIDIARY TRUST....................      (1.5)     (1.5)      (3.1)      (3.1)
                                       --------  --------  ---------  ---------
NET INCOME...........................  $    9.4  $   39.6  $    51.5  $    77.2
                                       ========  ========  =========  =========
EARNINGS PER COMMON SHARE
 Diluted.............................  $   0.10  $   0.41  $    0.51  $    0.80
 Basic...............................      0.10      0.44       0.54       0.85
DIVIDENDS PER COMMON SHARE...........     0.125     0.125       0.25       0.25
SHARES ON WHICH EARNINGS
 PER COMMON SHARE WERE BASED
 Diluted.............................     108.8     101.1      106.2      100.7
 Basic...............................      98.1      91.4       95.6       91.2



                              See Financial Notes.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS
                                                                   ENDED
                                                                SEPTEMBER 30
                                                               ---------------
                                                                1998     1997
                                                               -------  ------
                                                               (IN MILLIONS)
Operating Activities
  Net Income.................................................. $  51.5  $ 77.2
  Adjustments to reconcile to net cash used by operating ac-
   tivities
    Depreciation..............................................    37.2    34.4
    Amortization..............................................    10.2     7.4
    Provision for bad debts...................................     7.5     4.7
    Deferred taxes on income..................................    (1.4)    5.8
    Other non-cash items......................................     6.7    (1.4)
                                                               -------  ------
     Total....................................................   111.7   128.1
                                                               -------  ------
  Effects of changes in
    Receivables...............................................  (562.3)  (89.4)
    Inventories...............................................  (624.7)   56.2
    Accounts and drafts payable...............................   707.4  (183.4)
    Taxes.....................................................    34.3    37.7
    Other.....................................................    12.0   (90.6)
                                                               -------  ------
     Total....................................................  (433.3) (269.5)
                                                               -------  ------
    Net cash used by operating activities.....................  (321.6) (141.4)
                                                               -------  ------
Investing Activities
 Purchases of marketable securities...........................   (12.3)   (1.3)
 Maturities of marketable securities..........................    63.6    11.5
 Property acquisitions........................................   (65.3)  (48.3)
 Properties sold..............................................    13.2     3.2
 Acquisitions of businesses, less cash and short-term invest-
  ments acquired..............................................   (57.5)  (49.3)
 Other........................................................   (25.1)  (16.4)
                                                               -------  ------
    Net cash used by investing activities.....................   (83.4) (100.6)
                                                               -------  ------
Financing Activities
  Proceeds from issuance of debt..............................   472.5   242.1
  Repayment of debt...........................................   (81.1)  (22.8)
  Dividends paid on preferred securities of subsidiary trust..    (5.0)   (5.3)
  Capital stock transactions
    Issuances.................................................   112.3     2.9
    ESOP notes and guarantee..................................    (0.6)    2.5
    Dividends paid............................................   (25.3)  (22.9)
                                                               -------  ------
     Net cash provided by financing activities................   472.8   196.5
                                                               -------  ------
Net Increase (Decrease) in Cash and Cash Equivalents..........    67.8   (45.5)
Cash and Cash Equivalents at beginning of period..............    35.7   124.8
                                                               -------  ------
Cash and Cash Equivalents at end of period.................... $ 103.5  $ 79.3
                                                               =======  ======

                              See Financial Notes.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                                FINANCIAL NOTES

1. INTERIM FINANCIAL STATEMENTS

  In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1998, the results of its operations for the three and six months ended September 30, 1998 and 1997 and its cash flows for the six months ended September 30, 1998 and 1997. Except for certain items described in Note 4, such adjustments were of a normal recurring nature.

  The results of operations for the six months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full years.

  It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements and financial notes thereto included in the Company's 1998 Consolidated Financial Statements which have previously been filed with the Securities and Exchange Commission.

2. MARKETABLE SECURITIES

  The September 30, 1998 marketable securities balance includes $25.0 million held in trust as exchange property for the Company's $41.0 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding.

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

                     MCKESSON CORPORATION AND SUBSIDIARIES

4. CHARGES AND GAINS IN CONTINUING OPERATIONS

  The Company continues to pursue its stated objective to become the world leader in health care supply across the entire supply chain, from manufacturer to patient. In line with this goal, during the second quarter, the Company completed a number of acquisitions primarily in its health care business and recorded related transaction costs, charges associated with employee benefit change of control provisions, restructuring costs and integration costs (incurred in the quarter) associated with facility, administrative and product offering consolidations. The Company also terminated the merger agreement with AmeriSource Health Corporation and incurred related charges.

  Also in the second quarter, the Company recorded charges, which are required to be expensed as incurred, associated with system implementations and the completion of integration activities related to the earlier FoxMeyer Corporation and Drug Trading Company, Limited acquisitions.

  Charges related to these items were recorded in cost of sales and selling, distribution, and administrative expenses and are summarized below:

                                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                           SEPTEMBER 30, 1998 SEPTEMBER 30, 1998
                                                           ------------------ ------------------
                                                                       (IN MILLIONS)
Transaction costs.........................................       $ 12.5             $ 17.4
Costs associated with employee benefit change of control
 provisions (including noncash amounts of $7.4 million)...         26.7               26.7
Employee severance........................................          3.4                3.4
Write-down of assets and other nonrecurring costs
 associated with acquisition integration activities,
 facility consolidations and system implementations
 (including noncash charges of $18.2 million in the three
 and six months)..........................................         29.8               32.6
                                                                 ------             ------
Pre-tax charges...........................................         72.4               80.1
Tax benefit...............................................         26.7               27.8
                                                                 ------             ------
After-tax charges.........................................       $ 45.7             $ 52.3
                                                                 ======             ======

  The Company's growth strategy is to pursue strategic acquisitions that either expand or complement its business, and the Company routinely reviews such potential acquisition opportunities. If additional transactions are entered into, the Company would incur additional acquisition-related costs.

5. COMPREHENSIVE INCOME

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in stockholders' equity from nonowner sources. As such, it includes net income and amounts arising from foreign currency translations, unrecognized pension costs and unrealized gains or losses on marketable securities classified as available for sale which are recorded directly to

                     MCKESSON CORPORATION AND SUBSIDIARIES
stockholders' equity. Total comprehensive income for the three and six months ended September 30, 1998 and 1997 is as follows:

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                            SEPTEMBER 30       SEPTEMBER 30
                                         ------------------  ----------------
                                           1998      1997     1998      1997
                                           ----      ----     ----      ----
                                                    (IN MILLIONS)
Net income.............................. $    9.4  $    39.6 $  51.5  $   77.2
Foreign currency translation
 adjustments............................     (1.6)              (2.8)
                                                         --                --
                                         --------  --------- -------  --------
Total comprehensive income.............. $    7.8  $    39.6 $  48.7  $   77.2
                                         ========  ========= =======  ========

6. EARNINGS PER SHARE

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                            THREE MONTHS ENDED SEPTEMBER 30
                                        ---------------------------------------
                                               1998                1997
                                        ------------------- -------------------
                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                       PER                 PER
                                        INCOME SHARES SHARE INCOME SHARES SHARE
                                        ------ ------ ----- ------ ------ -----
Basic EPS
 Net Income...........................  $  9.4  98.1  $0.10 $ 39.6  91.4  $0.44
                                                      =====               =====
Effect of Dilutive Securities
 Options to purchase common stock.....           4.9                 3.9
 Trust convertible preferred securi-
  ties................................     1.5   5.4           1.5   5.4
 Restricted stock issuance............           0.4                 0.4
                                        ------ -----        ------ -----
Diluted EPS
 Income available to common stockhold-
  ers plus assumed conversions........  $ 10.9 108.8  $0.10 $ 41.1 101.1  $0.41
                                        ====== =====  ===== ====== =====  =====
                                             SIX MONTHS ENDED SEPTEMBER 30
                                        ---------------------------------------
                                               1998                1997
                                        ------------------- -------------------
                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                       PER                 PER
                                        INCOME SHARES SHARE INCOME SHARES SHARE
                                        ------ ------ ----- ------ ------ -----
Basic EPS
 Net Income...........................  $ 51.5  95.6  $0.54 $ 77.2  91.2  $0.85
                                                      =====               =====
Effect of Dilutive Securities
 Options to purchase common stock.....           4.8                 3.7
 Trust convertible preferred securi-
  ties................................     3.1   5.4           3.1   5.4
 Restricted stock issuance............           0.4                 0.4
                                        ------ -----        ------ -----
Diluted EPS
 Income available to common stockhold-
  ers plus assumed conversions........  $ 54.6 106.2  $0.51 $ 80.3 100.7  $0.80
                                        ====== =====  ===== ====== =====  =====

                     MCKESSON CORPORATION AND SUBSIDIARIES

7. NEW ACCOUNTING PRONOUNCEMENTS

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

8. PROPOSED ACQUISITION OF HBOC

  On October 18, 1998, the Company and HBO & Company ("HBOC"), a leading health care information company, jointly announced the execution of a definitive merger agreement providing for the Company to acquire HBOC. Under the terms of the agreement, stockholders of HBOC will receive 0.37 shares of McKesson common stock for each share of HBOC common stock. The merger of the two companies has been structured as a tax-free transaction and is expected to be accounted for as a pooling of interests. The combined company will operate under the name, "McKesson HBOC" and will be headquartered in San Francisco.

  Subject to regulatory approval, the approval of shareholders of both companies, and other customary conditions, the transaction is expected to be completed in the first calendar quarter of 1999. There can be no assurance that the merger will be completed or that it will be completed as contemplated.

                     MCKESSON CORPORATION AND SUBSIDIARIES

                               FINANCIAL REVIEW

Segment Results

The revenues and operating profits of the Company by business segment are as follows:

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                SEPTEMBER 30                SEPTEMBER 30
                          -------------------------- ----------------------------
                            1998      1997    % CHG.   1998       1997     % CHG.
                          --------  --------  ------ ---------  ---------  ------
                                            ($ IN MILLIONS)
REVENUES
Health Care Services
 Pharmaceutical
  Distribution &
  Services
  U.S. Health Care (1)..  $5,842.8  $4,219.1   38.5% $10,640.4  $ 8,293.0   28.3%
  International.........     475.7     386.9   23.0      994.6      764.7   30.1
                          --------  --------         ---------  ---------
  Total Pharmaceutical
   Distribution &
   Services.............   6,318.5   4,606.0   37.2   11,635.0    9,057.7   28.5
 Medical/Surgical
  Distribution
  & Services............     519.2     458.3   13.3      995.0      905.2    9.9
                          --------  --------         ---------  ---------
  Total Health Care
   Services.............   6,837.7   5,064.3   35.0   12,630.0    9,962.9   26.8
Water Products..........     102.2      80.4   27.1      176.9      152.7   15.8
Corporate...............       1.6       2.4               5.5        7.0
                          --------  --------         ---------  ---------
Total...................  $6,941.5  $5,147.1   34.9  $12,812.4  $10,122.6   26.6
                          ========  ========         =========  =========
OPERATING PROFIT
Pharmaceutical
 Distribution & Services
 (2)....................  $   37.6  $   68.3         $   120.3  $   136.6
Medical/Surgical
 Distribution & Services
 (3)....................       0.2      16.3              17.3       30.8
                          --------  --------         ---------  ---------
  Total Health Care
   Services.............      37.8      84.6             137.6      167.4
Water Products (4)......      18.5      16.7              30.0       27.8
                          --------  --------         ---------  ---------
  Total.................      56.3     101.3             167.6      195.2
Interest--net (5).......     (28.2)    (23.5)            (54.7)     (45.3)
Corporate and other.....     (10.7)    (11.5)            (23.4)     (20.4)
                          --------  --------         ---------  ---------
Income before income
 taxes..................  $   17.4  $   66.3         $    89.5  $   129.5
                          ========  ========         =========  =========

--------
(1) Includes sales to customers' warehouses of $1,673.0 million and $679.3 million in the three months ended September 30, 1998 and 1997 ($2,600.9 million and $1,312.1 million in the six months), respectively.

(2) Includes $50.4 million and $58.1 million in charges for transaction costs, employee benefit change of control provisions and restructuring, integration and system installation costs associated primarily with acquisition-related activities in the three and six months ended September 30, 1998, respectively.

(3) Includes $20.5 million in charges for transaction costs, employee benefit change of control provisions and restructuring and integration costs associated with acquisition-related activities in the three and six months ended September 30, 1998.

(4) Includes $1.5 million in charges for transaction costs and restructuring and integration costs associated with acquisition-related activities in the three and six months ended September 30, 1998.

(5) Interest expense is shown net of corporate interest income.

                     MCKESSON CORPORATION AND SUBSIDIARIES

Overview of Results

  Net income for the second quarter was $9.4 million, $0.10 per diluted share compared to $39.6 million, $0.41 per share in the prior year. Included in the current year second quarter results were $72.4 million in pre-tax charges ($45.7 million after-tax) associated with the completion of several acquisitions that were accounted for as poolings of interests, including Hawk Medical Supply, Inc., J. Knipper and Company, Inc., and Automated Prescription Systems, Inc., and the terminated agreement to acquire AmeriSource Health Corporation ("AmeriSource"). The charge also included amounts for an additional facility closure, nonrecurring system implementation costs and the completion of operational integrations associated with earlier acquisitions, which are required to be expensed as incurred (see Financial Note 4).

  For the six month period, net income was $51.5 million, $0.51 per diluted share, compared to $77.2 million, $0.80 per share in the prior year. Included in the current year's results were the $72.4 million in pre-tax charges noted above, plus costs incurred in the first quarter, including $4.9 million in pre-tax charges associated with the Company's terminated merger transaction with AmeriSource and $2.8 million in pre-tax costs incurred in connection with the integration and rationalization of recent acquisitions.

  The effective income tax rate applicable to continuing operations for the six months ended September 30, 1998 differed from the effective tax rate for the comparable year period primarily due to certain nondeductible transaction expenses included in the charges noted above.

PHARMACEUTICAL DISTRIBUTION & SERVICES

  The Pharmaceutical Distribution and Services segment includes the operations of the Company's U.S. pharmaceutical and health care products distribution and services businesses and its international pharmaceutical operations (Canada and Mexico). This segment accounted for 91% of consolidated revenues for the three and the six month periods ended September 30, 1998.

  Segment revenues increased by 37% in the quarter and 29% in the six months, reflecting internal growth in the U.S. direct delivery business of 17% and 15%, strong increases in U.S. sales to customers' warehouses of 146% and 98% and increases in international revenues of 23% and 30%, respectively. Segment revenues excluding sales to customers' warehouses increased 18% and 17% in the three and six month periods, respectively. U.S. revenue increases reflect growth in the existing customer base and the addition of several major new customers in the retail chain and institutional sectors. International revenue increases reflect the transition of additional customers of Drug Trading Company, Limited, to Medis Health and Pharmaceutical Services, Inc., the Company's Canadian health care distribution business.

  Operating profit, excluding the impact of the previously discussed special charges, increased by 29% to $88.0 million and 31% to $178.4 million in the second quarter and six months, respectively. The increases in operating profit reflect the contribution from recent acquisitions and improved operating profit margins in both the U.S. and Canadian base operations due to growth in procurement profits, operating efficiencies and the favorable impact of new customers. Operating profit as a percentage of revenues (calculated excluding special charges and sales to customers' warehouses) increased 15 basis points to 1.89% in the quarter and 21 basis points to 1.97% in the six months, compared to the respective prior year periods.

                     MCKESSON CORPORATION AND SUBSIDIARIES

MEDICAL/SURGICAL DISTRIBUTION & SERVICES

  The Medical/Surgical Distribution & Services segment includes the operations of the Company's medical/surgical supplies distribution business. The segment accounted for approximately 7% and 8% of total revenues in the three and six month periods, respectively.

  Revenues increased 13% to $519.2 million in the quarter (10% to $995.0 million in the six month period). Operating profit for the quarter, before $20.5 million of special charges related to acquisitions, increased by 27% to $20.7 million (23% to $37.8 million for the six month period). The increase in revenue and operating profit is due primarily to the impact of new contracts and operating expense productivity improvements. Operating profit margins (excluding special charges) increased 43 basis points to 3.99% and 40 basis points to 3.80% in the quarter and six months, compared to the respective prior year periods.

WATER PRODUCTS

  Segment revenues increased by 27% to $102.2 million and 16% to $176.9 million in the second quarter and the six month period, respectively. Internal sales growth was 20% and 12% in the second quarter and the six month period. Operating profit, before $1.5 million in special charges related to acquisitions, increased by 20% to $20.0 million and 13% to $31.5 million in the same periods, respectively, reflecting increased profits in the direct delivery business and the favorable impact of several small acquisitions during the current fiscal year.

Liquidity and Capital Resources

  Cash and marketable securities available for sale were $131.6 million at September 30, 1998 and $113.6 million at March 31, 1998. The September 30, 1998 marketable securities balance included $25.4 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures. Cash and marketable securities available for sale increased by $18.0 million and total debt increased by $422.2 million during the six months ended September 30, 1998. The net change of $404.2 million reflects increased working capital needs to support the significant growth in revenue and seasonal inventory purchases.

  Interest expense, net of interest income, increased to $28.2 million in the second quarter and $54.7 million for the six month period, compared to $23.5 million and $45.3 million, respectively, in the prior year, due to borrowings to support the working capital growth.

  Stockholders' equity was $1,630.8 million at September 30, 1998, and the net debt-to-capital ratio was 45% compared with 41% on March 31, 1998, reflecting the previously discussed increase in working capital requirements. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities at the end of the period.

  For the six month period, average diluted shares increased to 106.2 million from 100.7 million in the prior year due primarily to the issuance of 4 million common shares in connection with acquisitions and the sale of 1.3 million shares to the ESOP in the first quarter of fiscal 1999.

Year 2000

BACKGROUND

  The "Year 2000 problem" refers to the fact that some computer hardware, software and embedded firmware were designed to read and store dates using only the last two digits of the year.

                     MCKESSON CORPORATION AND SUBSIDIARIES

The Company relies heavily on computer technologies to operate its business. In 1996, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures. Based on the results of that initial analysis, the Company's executive management identified the Year 2000 problem as a top corporate priority and established a central office to provide enterprise-wide management of its Year 2000 Project (the "Project"), which is currently estimated to have a total project cost of less than $40 million (see " --Costs").

  The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the Project and the date on which the Company plans to complete its internal Year 2000 modifications are based on the Company's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

  In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company.

READINESS

  The Project is intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers, and other third parties ("Trading Partners") have been evaluated and will be suitable for continued use into and beyond the year 2000. In addition to areas normally associated with information technology ("IT"), the Project also includes areas normally considered outside of IT, but which may have embedded microprocessors with potential Year 2000 problems. Examples of such non-IT areas include the 30,000 hand-held order entry devices the Company has provided its customers, and recently implemented bar-code scanning devices used in warehouse operations.

  Responsibility for implementation of the Project has been divided among twelve business units, each with its own IT resources. Each business unit operates under published corporate standards and progress is monitored by the corporate Year 2000 central office. Responsibilities have been further subdivided into functional areas. General priorities have been defined, dependencies identified, preliminary delivery dates assigned, detailed project plans developed, and internal and external technical resources assigned or hired. In addition, internal management reporting requirements have been established. Plans and progress against those plans are reviewed by the Project's central project office and are reported to the Chief Information Officer, executive steering committee and the Company's Board of Directors.

                     MCKESSON CORPORATION AND SUBSIDIARIES

  The Project now consists of hundreds of individual projects, varying in priority and resource requirements from large undertakings, such as replacing certain financial and electronic commerce (EDI) systems, to smaller projects, such as certification of telephony systems. Regardless of its size, each individual project generally progresses through the following seven phases, which are divided into two stages:

  Stage One:                           Stage Two:
   . Awareness (Phase 1)                 . Examination and analysis (Phase 3)
   . Assessment of risk (Phase 2)        . Modification and/or renovation
                                         (Phase 4)
                                         . Data conversion (Phase 5)
                                         . Acceptance testing (Phase 6)
                                         . Redeployment back into production
                                         (Phase 7).

  The Company has completed Stage One for all identified projects. Because of the size of the Project at the Company, and variation in assessed risk, some individual projects have completed all phases while others are at various phases within Stage Two. Most of the Company's mission critical projects (i.e., those projects whose failure to be completed would create a significant business disruption) are at Phase 6 or higher, and all of its mission critical projects are at least at Phase 4, with none identified as significantly behind schedule. Most mission critical projects are expected to be completed by December 31, 1998. A limited number of systems requiring extended migration, installation or conversion efforts will require work extending into 1999 but, in any case, the Company expects to complete all phases of all identified projects by June 30, 1999. In calendar year 1999, the Company will be conducting a rigorous final level of review called integrated testing under post-Year 2000 conditions.

  The Company has conducted and plans to continue to conduct systems testing with Trading Partners during calendar year 1999. In addition, to insure Year 2000 readiness with trade suppliers, the Company is participating in an industry effort organized by the National Wholesale Drug Association with special attention to critical suppliers such as manufacturers of branded pharmaceutical products.

  Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. As of October 1998, approximately 70% of the computer hardware and purchased software used in the Company's core distribution business was certified by the vendor as compliant. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm its Year 2000 readiness.

                     MCKESSON CORPORATION AND SUBSIDIARIES

COSTS

  The Company incurred costs of approximately $7 million in fiscal 1998 associated with modifications to the Company's existing systems to make them Year 2000 ready, related testing and outside consulting. The Company expects to incur costs between $10 and $15 million in each of fiscal 1999 and 2000 for a total project cost of less than $40 million. Such costs are being expensed as incurred. Year 2000 Project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties, project vendor delays, project vendor cost overruns and the degree to which systems of newly acquired businesses are compliant.

RISKS

  Because of the range of possible issues and the large number of variables involved (including the Year 2000 readiness of any entities acquired by the Company), it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of those with whom it does business not be successful. Such costs and any failure of such remediation efforts could result in a loss of business, damage to the Company's reputation, and legal liability. Consequently, any such costs or failures could have a material adverse effect on the Company. The Company believes that the most likely risks of serious Year 2000 business disruptions are external in nature, such as (i) disruptions in telecommunications, electric, or transportation services, (ii) failure of third party payors or insurers to provide timely reimbursement to the Company's customers and
(iii) noncompliance of smaller trading partners. Of all the external risks, the Company believes the most reasonably likely worst case scenario would be a business disruption resulting from an extended and/or extensive communications failure. With its extensive use of technology, the Company is now dependent on data and voice communications to receive, process, track and bill customer orders, move funds, replenish product and complete other activities critical to the Company's business. Based on the Company's information regarding the readiness of its major communications carriers and the redundancy built into the Company's network architecture, as well as the Company's developing contingency plans, the Company expects that any such disruption would be likely to be localized and of short duration, and would therefore not be likely to have a material adverse effect on the Company.

CONTINGENCY PLANS

  Business disruptions in the form of floods, blizzards, hurricanes, and power failures are a normal part of the Company's contingency planning. In an effort to reduce the risks associated with the Year 2000 problem, the Company has established and is currently continuing to develop Year 2000 contingency plans that build upon existing disaster recovery and contingency plans. Examples of the Company's existing contingency plans include alternative electronic and manual means for placing and receiving orders, and alternative power supplies and communication lines. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

  The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1998 Consolidated Financial Statements.

                          PART II. OTHER INFORMATION

ITEM 5. Other Information

  The ratios of earnings to fixed charges and of earnings to combined fixed charges and preferred stock dividends amounted to 2.14x and 3.02x for the six months ended September 30, 1998 and 1997, respectively. There were no preferred stock dividends in the six months ended September 30, 1998 and 1997, respectively.

  The ratio of earnings to fixed charges was computed by dividing fixed charges (interest expense, the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor and dividends on preferred securities of a subsidiary grantor trust) into earnings available for fixed charges (net income plus income tax expense and fixed charges).

  The Securities and Exchange Commission (the "Commission") recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to shareholder proposals submitted to the Company for consideration at the Company's next annual meeting.

  Shareholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a shareholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of shareholders will be considered untimely if received by the Company before April 30, 1999 or after May 29, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any shareholder proposals received by the Company after May 29, 1999.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)Exhibits

     12.1 Computation of Ratio of Earnings to Fixed Charges and Earnings to
          Combined Fixed Charges and Preferred Stock Dividends.
     27   Financial Data Schedule
     99.1 Amendment No. 1 to Rights Agreement, dated as of October 19, 1998, by and between the Company and First Chicago Trust Company of New York
          as rights agent.

  (b)Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               McKESSON CORPORATION
                                               (Registrant)

Dated: October 30, 1998                        By /s/ Richard H. Hawkins
                                                  -----------------------------
                                                  RICHARD H. HAWKINS
                                                  VICE PRESIDENT AND CHIEF
                                                  FINANCIAL OFFICER

                                               By /s/ Heidi E. Yodowitz
                                                  -----------------------------
                                                  HEIDI E. YODOWITZ
                                                  CONTROLLER

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
 12.1    Computation of Ratio of Earnings to Fixed Charges and Earnings to
         Combined Fixed Charges and Preferred Stock Dividends.
 27      Financial Data Schedule
 99.1    Amendment No. 1 to Rights Agreement, dated as of October 19, 1998, by and between the Company and First Chicago Trust Company of New York as
         rights agent.