Form 10-Q
period 1998-12-31
MCKESSON HBOC INC
filed 1999-02-12
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For quarter ended December 31, 1998

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 1-13252


                               McKESSON HBOC, Inc.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   94-3207296
                        (IRS Employer Identification No.)


                   One Post Street, San Francisco, California
               (Address of principal executive offices)

                                      94104
                                   (Zip Code)

                                 (415) 983-8300
              (Registrant's telephone number, including area code)

                              McKESSON CORPORATION
                   (Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Class
                          Common stock, $.01 par value

                        Outstanding at December 31, 1998
                                99,730,700 shares

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION





  Item                                                              Page
   1.    Financial Statements

         Consolidated Balance Sheets
            December 31, 1998 and March 31, 1998                   3 - 4

         Statements of Consolidated Income
            Three and nine month periods ended December 31,          5
            1998 and 1997

         Statements of Consolidated Cash Flows
            Nine month periods ended December 31, 1998 and         6 - 7
            1997

         Financial Notes                                           8 - 12

   2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         Financial Review                                         13 - 18

   3.    Quantitative and Qualitative Disclosures about              18
         Market Risk


                           PART II. OTHER INFORMATION


   5.    Other Information                                           19

   6.    Exhibits and Reports on Form 8-K                            20

         Exhibit Index                                               22

                          PART I. FINANCIAL INFORMATION


      The information presented in Part I represents historical information for McKesson Corporation (the "Company") and does not give effect to the January 12, 1999 merger with HBO & Company ("HBOC") and other acquisitions completed by the Company and HBOC in fiscal 1999 accounted for under the pooling of interests method. See Financial Note 8.



                      McKESSON CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                 December 31,       March 31,
                                                     1998             1998
                                                --------------- ---------------
                                                        (in millions)
ASSETS

 Current Assets
   Cash and cash equivalents                      $    124.0          $  35.7
   Marketable securities available for sale
    (Note 2)                                            29.1             77.9
   Receivables                                       2,046.8          1,380.4
   Inventories                                       3,284.7          2,583.5
   Prepaid expenses                                     45.4             28.1
                                                    --------         --------
    Total                                            5,530.0          4,105.6
                                                    --------         --------

 Property, Plant and Equipment
   Land                                                 43.1             35.6
   Buildings, machinery and equipment                  993.0            834.7
                                                    --------         --------
    Total                                            1,036.1            870.3
   Accumulated depreciation                           (522.2)          (440.0)
                                                    --------         --------

    Net                                                513.9            430.3

 Goodwill and Other Intangibles                        996.9            752.4
 Other Assets                                          398.9            319.2
                                                    --------         --------

    Total Assets                                  $  7,439.7       $  5,607.5
                                                    ========         ========




                                   (Continued)

                      McKESSON CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                    December 31,     March 31,
                                                       1998            1998
                                                   -------------- --------------
                                                          (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Drafts payable                                    $    532.9       $   286.2
  Accounts payable - trade                             2,282.3         1,859.1
  Short-term borrowings                                  841.7             -
  Current portion of long-term debt                       21.5            10.0
  Salaries and wages                                      46.3            53.9
  Taxes                                                  134.6           115.7
  Interest and dividends                                  47.1            29.5
  Other                                                  281.6           223.4
                                                      --------        --------

   Total                                               4,188.0         2,577.8
                                                      --------        --------

Postretirement Obligations and Other Noncurrent
 Liabilities                                             233.4           233.3
                                                      --------        --------

Long-Term Debt (Note 2)                                1,142.2         1,194.2
                                                      --------        --------

 McKesson-obligated mandatorily redeemable convertible
  preferred securities of subsidiary grantor trust
  whose sole assets are junior subordinated debentures
  of McKesson (Note 3)                                   195.4           195.4
                                                      --------         -------

Stockholders' Equity
  Common stock (400.0 shares  authorized,  100.0
   issued as of December 31, 1998, 200.0 shares
   authorized, 93.4 issued as of March 31, 1998;
   par value $0.01)                                        1.0             0.9
  Additional paid-in capital                             667.9           440.7
  Other capital                                          (54.4)          (42.2)
  Retained earnings                                    1,242.8         1,173.2
  Accumulated translation adjustment                     (49.8)          (45.4)
  ESOP notes and guarantee                              (115.5)         (115.6)
  Treasury shares, at cost                               (11.3)           (4.8)
                                                      --------        --------

   Net                                                 1,680.7         1,406.8
                                                      --------        --------

   Total Liabilities and Stockholders' Equity       $  7,439.7       $ 5,607.5
                                                      ========        ========

See Financial Notes.

                                   (Concluded)

                      McKESSON CORPORATION and SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (unaudited)

                                   Three Months Ended      Nine Months Ended
                                      December 31             December 31
                                 ----------------------- -----------------------
                                   1998        1997         1998       1997
                                 ----------  ----------   ----------  ----------
                                     (in millions, except per share amounts)

REVENUES                         $ 7,978.8   $ 5,373.5   $ 20,791.2  $ 15,496.1
                                   -------    --------    ---------   ---------

COSTS AND EXPENSES
  Cost of sales (Note 4)           7,505.8     4,996.5     19,487.2    14,386.6
  Selling, distribution and
   administration (Note 4)           371.2       281.6      1,055.3       836.5
  Interest                            32.4        26.7         89.8        74.8
                                   -------    --------    ---------   ---------
  Total                            7,909.4     5,304.8     20,632.3    15,297.9
                                   -------    --------    ---------   ---------

INCOME BEFORE INCOME TAX EXPENSE
  AND DIVIDENDS ON PREFERRED
  SECURITIES OF SUBSIDIARY TRUST      69.4        68.7        158.9       198.2

INCOME TAX EXPENSE                   (25.7)      (25.1)       (60.6)      (74.3)

DIVIDENDS ON PREFERRED
  SECURITIES OF SUBSIDIARY TRUST      (1.5)       (1.6)        (4.6)       (4.7)
                                   -------    --------    ---------   ---------

NET INCOME                       $    42.2   $    42.0   $     93.7  $    119.2
                                   =======    ========    =========   =========

EARNINGS PER COMMON SHARE
  Diluted                        $     0.40  $     0.43  $     0.92  $     1.23
  Basic                                0.43        0.45        0.97        1.30

DIVIDENDS PER COMMON SHARE       $     0.125 $     0.125 $     0.375 $     0.375

SHARES ON WHICH EARNINGS PER
  COMMON SHARE WERE BASED
  Diluted                            109.1       101.8       107.1       101.1
  Basic                               98.6        91.6        96.6        91.3


See Financial Notes.

                      McKESSON CORPORATION and SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (unaudited)

                                                      Nine Months Ended
                                                         December 31,
                                                      1998          1997
                                                    --------      --------
                                                       (in millions)
Operating Activities
  Net Income                                        $   93.7     $  119.2
  Adjustments to reconcile to net cash used by
   operating activities
    Depreciation                                        56.3         52.3
    Amortization                                        16.3         11.8
    Provision for bad debts                             11.7          5.8
    Deferred taxes on income                             5.0          8.4
    Other non-cash items                                62.8         (0.8)
                                                      ------      -------
     Total                                             245.8        196.7
                                                      ------      -------

  Effects of changes in
    Receivables                                       (640.5)      (269.1)
    Inventories                                       (669.0)       (99.4)
    Accounts and drafts payable                        646.5         (5.2)
    Taxes                                               44.9         58.6
    Other                                                2.5       (101.5)
                                                      ------      -------
     Total                                            (615.6)      (416.6)
                                                      ------      -------

   Net cash used by operating activities              (369.8)      (219.9)
                                                      ------      -------

Investing Activities
  Purchases of marketable securities                   (20.4)        (1.3)
  Maturities of marketable securities                   70.9         11.5
  Property acquisitions                               (104.1)       (82.5)
  Properties sold                                       20.5          8.0
  Acquisitions of businesses, less cash and
   short-term investments acquired                    (303.4)       (50.8)
  Other                                                (31.3)       (42.0)
                                                      ------      -------

   Net cash used by investing activities              (367.8)      (157.1)
                                                      ------      -------



                                   (Continued)

                     McKESSON CORPORATION and SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (unaudited)


                                                     Nine Months Ended
                                                        December 31,
                                                    1998           1997
                                                  ---------      ---------
                                                       (in millions)

Financing Activities
  Proceeds from issuance of debt                 $   918.9      $   397.4
  Repayment of debt                                 (153.2)         (37.9)
  Dividends paid on preferred securities of
   subsidiary trust                                   (7.5)          (7.8)
  Capital stock transactions
    Issuances                                        105.5            3.5
    ESOP notes and guarantee                           0.1            2.6
    Dividends paid                                   (37.9)         (34.6)
                                                   -------        -------

    Net cash provided by financing activities        825.9          323.2
                                                   -------        -------

  Net Increase (Decrease) in Cash and Cash            88.3          (53.8)
   Equivalents

  Cash and Cash Equivalents at beginning of
   period                                             35.7          124.8
                                                   -------        -------

  Cash and Cash Equivalents at end of period     $   124.0      $    71.0
                                                   =======        =======


See Financial Notes.

                                   (Concluded)

                      McKESSON CORPORATION and SUBSIDIARIES
                                 FINANCIAL NOTES
                                   (unaudited)

1.   Interim Financial Statements

       In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1998, the results of its operations for the three and nine months ended December 31, 1998 and 1997 and its cash flows for the nine months ended December 31, 1998 and 1997. Except for certain items described in Note 4, such adjustments were of a normal recurring nature.

       The results of operations for the nine months ended December 31, 1998 and 1997 are not necessarily indicative of the results for the full years.

       It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements and financial notes thereto included in the Company's 1998 Consolidated Financial Statements which have previously been filed with the Securities and Exchange Commission.



2.   Marketable Securities

       The December 31, 1998 marketable securities balance includes $22.8 million held in trust as exchange property for the Company's $37.3 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding.



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

                      McKESSON CORPORATION and SUBSIDIARIES
                                 FINANCIAL NOTES
                                   (unaudited)

4.   Charges in Continuing Operations

      The Company continues to pursue its stated objective to become the world leader in health care supply and information management across the entire continuum of health care. In line with this goal, during the third quarter, the Company completed the acquisition of Red Line HealthCare Corporation, which was accounted for as a purchase. During the nine months, the Company acquired several other companies, including Hawk Medical Supply, Inc., Automated Prescription Systems, Inc., Med Management, LLC, and J. Knipper and Company, Inc. (all accounted for as poolings of interests except Med Management, LLC which was accounted for as a purchase), and also completed the consolidation of distribution centers, technologies and back office operations related to the earlier FoxMeyer Corporation and Drug Trading Company, Limited acquisitions. In conjunction with the acquisitions and related activities, the Company incurred transaction costs, charges associated with acquired company employee benefit change of control provisions, restructuring costs and integration costs (incurred and recorded in the quarter and nine month periods), and wrote down certain assets (primarily costs of duplicate systems that will be eliminated).

      Also in the nine months, the Company, by mutual agreement, terminated its pending merger agreement with AmeriSource Health Corporation and incurred related charges.

      Charges for these items were recorded in selling, distribution, and administrative expenses and are summarized below:


                                              Three Months       Nine Months
                                                  Ended             Ended
                                           December 31, 1998  December 31, 1998
                                           ------------------ ------------------
                                                       (in millions)

Transaction costs                                $   0.6            $  18.0
Costs associated with employee benefit change
  of control provisions (including noncash
  amounts of $7.4 million)                                             26.7
Employee severance                                   0.3                3.7
Write-down of assets and other nonrecurring
  costs   associated   with   acquisition
  integration   activities,   facility
  consolidations, system implementations and
  duplicate assets (including noncash charges
  of $23.5 million and $41.7 million in the
  three and nine months, respectively)              26.2               58.8
                                                  ------             ------
Pre-tax charges                                     27.1              107.2
Tax benefit                                          9.9               37.7
                                                  ------             ------
After-tax charges                                $  17.2            $  69.5
                                                  ======             ======

      The Company's growth strategy is to pursue strategic acquisitions that either expand or complement its business, and the Company routinely reviews such potential acquisition opportunities. If additional transactions are entered into, the Company would incur additional acquisition-related costs.

                      McKESSON CORPORATION and SUBSIDIARIES
                                 FINANCIAL NOTES
                                   (unaudited)

5.   Comprehensive Income

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in stockholders' equity from nonowner sources. As such, it includes net income and amounts arising from foreign currency translations, unrecognized pension costs and unrealized gains or losses on marketable securities classified as available for sale which are recorded directly to stockholders' equity. Total comprehensive income for the three and nine months ended December 31, 1998 and 1997 is as follows:

                                       Three Months Ended   Nine Months Ended
                                           December 31,        December 31,
                                       -------------------  -------------------
                                         1998       1997       1998      1997
                                       --------   --------   --------  --------
                                                    (in millions)

Net income                              $  42.2   $  42.0   $  93.7   $ 119.2
Foreign currency translation
  adjustments                              (1.6)     (1.0)     (4.4)     (1.0)
                                          -----     -----     -----     -----
Total comprehensive income              $  40.6   $  41.0   $  89.3   $ 118.2
                                          =====     =====     =====     =====


6.   Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                             Three Months Ended
                                 December 31, 1998          December 31, 1997
                              -----------------------     ---------------------
                                  (in millions, except per share amounts)

                                                Per                        Per
                              Income   Shares  Share      Income  Shares  Share
                             --------  ------ -------    -------- ------ -------
Basic EPS
  Net Income                   $ 42.2   98.6  $ 0.43     $ 42.0    91.6  $ 0.45
                                               =====                      =====

Effect of Dilutive Securities
  Options to purchase common
   stock                                 4.7                        4.3
  Trust convertible preferred
   securities                     1.5    5.4                1.6     5.4
  Restricted stock                       0.4                        0.5
                                -----  -----              -----   -----

Diluted EPS
  Income available to common
   stockholders plus assumed
   conversions                 $ 43.7  109.1  $ 0.40     $ 43.6   101.8  $ 0.43
                                =====  =====   =====      =====  ======   =====

                      McKESSON CORPORATION and SUBSIDIARIES
                                 FINANCIAL NOTES
                                   (unaudited)

                                              Nine Months Ended
                                 December 31, 1998          December 31, 1997
                              -----------------------     ---------------------
                                  (in millions, except per share amounts)

                                                  Per                      Per
                                Income  Shares   Share    Income  Shares  Share
                               -------  ------  -------  -------  ------ -------

Basic EPS
Net Income                     $ 93.7    96.6  $ 0.97    $ 119.2   91.3  $ 1.30
                                                =====                     =====

Effect of Dilutive Securities
  Options to purchase common              4.7                       3.9
   stock
  Trust convertible preferred     4.6     5.4                4.7    5.4
   securities
  Restricted stock                        0.4                       0.5
                                 -----  -----              -----  -----

Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                  $ 98.3   107.1  $ 0.92    $ 123.9  101.1  $ 1.23
                                =====   =====   =====      =====  =====   =====


7.   New Accounting Pronouncements

      In fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers; and SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and expands disclosures on changes in benefit obligations and fair values of plan assets. The Company will implement these statements in its fiscal 1999 annual financial statements. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

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



8.   Acquisition of HBO & Company

      On January 12, 1999, the Company completed a merger with HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of Company common stock for all of the common stock of HBOC. Each share of HBOC was exchanged for .37 of a share of Company common stock. In addition, outstanding HBOC employee stock options were converted at the same exchange factor into options to purchase approximately 10 million shares of Company common stock. The Company was renamed McKesson HBOC, Inc. ("McKessonHBOC"). The merger constituted a tax-free reorganization and will be accounted for as a pooling of interests.

                      McKESSON CORPORATION and SUBSIDIARIES
                                 FINANCIAL NOTES
                                   (unaudited)

      The following table presents pro forma combined revenues, net income and earnings per share of McKessonHBOC as if the merger had been consummated at the beginning of the periods presented. The pro forma combined consolidated financial data also includes all other acquisitions completed by the Company and HBOC in fiscal 1999 accounted for under the pooling of interests method.


                                    Three Months Ended       Nine Months Ended
                                        December 31              December 31
                                    ------------------      ------------------
                                      1998      1997          1998      1997
                                    --------  --------      --------  --------
                                       (in millions, except per share amount)

Revenues                            $ 8,454.6  $ 5,811.6  $ 22,203.7 $ 16,673.6

Net income                          $   106.9  $    77.2  $    308.3 $    233.6

Earnings per share
  Diluted                           $    0.37  $    0.28  $     1.08 $     0.85
  Basic                                  0.39       0.29        1.12       0.88


      Pro forma net income includes special charges of $64.9 million pre-tax ($43.7 million after-tax) and $50.3 million pre-tax ($30.1 million after-tax) in the three months ended December 31, 1998 and 1997, respectively, and $158.5 million pre-tax ($104.0 million after-tax) and $98.5 million pre-tax ($56.6 million after-tax) in the nine months ended December 31, 1998 and 1997, respectively, for transaction costs, severance, acquired company employee benefit change of control provisions, asset write-downs, restructuring, integration and system implementation costs (incurred and recorded in the quarter and nine month periods) associated primarily with acquisition-related activities.

      The pro forma combined consolidated financial data does not reflect any cost savings and other synergies anticipated as a result of the merger or any merger-related expenses and is not necessarily indicative of the actual results of the combined entities had the merger and other acquisitions been consummated at the beginning of the periods presented, nor is it necessarily indicative of future results of operations.

                      McKESSON CORPORATION and SUBSIDIARIES
                                FINANCIAL REVIEW


Segment Results

      The revenues and operating profits of the Company by business segment are as follows:




                               Three Months Ended          Nine Months Ended
                                  December 31                  December 31
                            -------------------------    -------------------------
                              1998      1997     %chg.     1998      1997     %chg.
                            --------  --------  ------   --------  --------  ------
                                                 (in millions)

REVENUES
Health Care Supply Management
   Pharmaceutical Distribution
     & Services
     U.S. Health Care(1)    $ 6,778.5 $ 4,404.8  53.9  $ 17,418.9 $ 12,697.8  37.2
     International              489.1     439.5  11.3     1,483.7    1,204.2  23.2
                             --------  --------          --------  ---------
    Total Pharmaceutical
    Distribution & Services   7,267.6   4,844.3  50.0    18,902.6   13,902.0  36.0
  Medical/Surgical
  Distribution & Services       630.2     461.7  36.5     1,625.2    1,366.9  18.9
                             --------  --------          --------  ---------
    Total Health Care
    Supply Management         7,897.8   5,306.0  48.8    20,527.8   15,268.9  34.4
Water Products                   79.1      64.8  22.1       256.0      217.5  17.7
Corporate                         1.9       2.7               7.4        9.7
                             --------  --------          --------  ---------
Total                       $ 7,978.8 $ 5,373.5  48.5  $ 20,791.2 $ 15,496.1  34.2
                             ========  ========          ========  =========

OPERATING PROFIT
Health Care Supply
  Management                $ 103.8(2)  $  97.0           $ 241.4(3) $ 264.4
Water Products                 10.7(4)     10.0              40.7(4)    37.8
                             ------      ------            ------     ------
Total                         114.5       107.0             282.1      302.2
Interest-net (5)              (31.7)      (25.0)            (86.4)     (70.3)
Corporate and other           (13.4)      (13.3)            (36.8)     (33.7)
                             ------      ------            ------     ------
Income before income taxes  $  69.4     $  68.7           $ 158.9    $ 198.2
                             ======      ======            ======     ======

(1) Includes sales to customers' warehouses of $2,206.0 million and $702.7 million in the three months ended December 31, 1998 and 1997, respectively ($4,806.9 million and $2,014.8 million in the nine months, respectively.)

(2) Includes $26.5 million in charges for transaction costs, asset write-downs, restructuring and integration costs associated with acquisitions.

(3) Includes $105.1 million in charges for transaction costs, acquired company employee benefit change of control provisions, asset write-downs, restructuring, integration and system implementation costs associated primarily with acquisition-related activities.

(4) Includes $0.6 million and $2.1 million in the quarter and nine months, respectively, for transaction costs and restructuring and integration costs associated with acquisitions.

(5) Interest expense is shown net of corporate interest income.

                      McKESSON CORPORATION and SUBSIDIARIES
                                FINANCIAL REVIEW

Overview of Results

      Net income for the third quarter was $42.2 million, $0.40 per diluted share compared to $42.0 million, $0.43 per share in the prior year. Included in the current year's third quarter results were $27.1 million in pre-tax charges ($17.2 million after-tax) for transaction costs, asset write-downs (primarily costs of duplicate systems that will be eliminated), restructuring and integration costs associated with acquisitions (see Financial Note 4).

      For the nine month period, net income was $93.7 million, $0.92 per diluted share, compared to $119.2 million, $1.23 per share in the prior year. Included in the current year's results were the $27.1 million in pre-tax charges noted above, plus $80.1 million in costs incurred in the first and second quarters, associated with the completion of several acquisitions that were accounted for as poolings of interests, including Hawk Medical Supply, Inc., J. Knipper and Company, Inc., and Automated Prescription Systems, Inc., and the terminated agreement with AmeriSource Health Corporation ("AmeriSource"). The charge also included amounts for an additional facility closure, non-recurring system implementation costs and the completion of operational integration activities associated with earlier acquisitions, which are required to be expensed as incurred.

      The effective income tax rate for the nine months ended December 31, 1998 differed from the effective tax rate for the comparable prior year period primarily due to certain nondeductible transaction expenses included in the charges noted above.


Health Care Supply Management

      The Health Care Supply Management segment includes the operations of the Company's U.S. pharmaceutical distribution and services businesses, its international pharmaceutical operations (Canada and Mexico), and its medical/surgical distribution and services business. This segment accounted for 99% of consolidated revenues for the three and the nine month periods ended December 31, 1998.

      Pharmaceutical Distribution & Services revenues increased by 50% in the quarter and 36% in the nine months, reflecting internal growth in the U.S. direct delivery business of 22% and 17%, increases in U.S. sales to customers' warehouses of 214% and 139%, and increases in international revenues of 11% and 23%, respectively. Pharmaceutical Distribution & Services revenues, excluding sales to customers' warehouses, increased 22% and 19% in the three and nine month periods, respectively. U.S. revenue increases reflect growth in the existing customer base and the addition of several new major retail chain customers. International revenue increases reflect the transition of additional customers of Drug Trading Company, Limited, to Medis Health and Pharmaceutical Services, Inc., the Company's Canadian health care distribution business.

      Medical/Surgical Distribution & Services revenues increased 36% to $630.2 million in the quarter (19% to $1,652.2 million in the nine month period), including $47.6 million in revenues from Red Line HealthCare, acquired for cash in a transaction accounted for as a purchase in mid-November. The increase in revenues reflects several new long-term contracts with major customers.

      Operating profit for the Health Care Supply Management segment, excluding the impact of $26.5 million of previously discussed acquisition-related charges, increased by 34% in the third quarter (31% for the nine month period, excluding acquisition-related charges of $105.1 million). Operating profit as a percent of revenues (calculated excluding acquisition-related charges and sales to customers' warehouses) increased 18 basis points to 2.29% in the quarter and 21 basis points to 2.20% in the nine months, compared to the respective prior year periods. The improvement in operating profit margins reflects growth in procurement profits, operating expense efficiencies and sales of higher-margin automated drug-dispensing products and manufacturer marketing services. Including acquisition-related charges, operating profit increased by 7% and declined by 9% in the quarter and nine month period, respectively.

                      McKESSON CORPORATION and SUBSIDIARIES
                                FINANCIAL REVIEW

Water Products

      Segment revenues increased by 22% to $79.1 million, and 18% to $256.0 million in the third quarter and the nine month period, respectively (including internal sales growth of 10% and 11% in the respective periods). Operating profit increased by 13% to $11.3 million in the quarter and 13% to $42.8 million in the nine months (before acquisition-related charges of $0.6 million and $2.1 million, respectively), reflecting increased profits in the direct delivery business and the favorable impact of several small acquisitions during the current fiscal year. Including the impact of acquisition-related charges, operating profit increased by 7% and 8% in the quarter and nine month periods, respectively.



Liquidity and Capital Resources

      Cash and marketable securities available for sale were $153.1 million at December 31, 1998 and $113.6 million at March 31, 1998. The December 31, 1998 marketable securities balance included $22.8 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures. Cash and marketable securities available for sale increased by $39.5 million and total debt increased by $801.2 million during the nine months ended December 31, 1998. The net change of $761.7 million primarily reflects both the increased working capital needs to support the significant growth in revenue, (48% in the quarter) and cash utilized for acquisitions.

      Interest expense, net of interest income, increased to $31.7 million in the third quarter and $86.4 million for the nine month period, compared to $25.0 million and $70.3 million, respectively, in the prior year, due to borrowings to support the increase in working capital and acquisitions.

      Stockholders' equity was $1,680.7 million at December 31, 1998, and the net debt-to-capital ratio was 50% compared with 41% on March 31, 1998. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities at the end of the period.

      For the nine month period, average diluted shares increased to 107.1 million from 101.1 million in the prior year due primarily to the issuance of
4.3 million common shares in connection with acquisitions, the sale of 1.3 million shares to the Employee Stock Ownership Plan in the first quarter of fiscal 1999 and shares issued in connection with other employee benefit plans.



Subsequent Event

      On January 12, 1999, the Company completed a merger with HBO & Company, a leading health care information technology company. The Company was renamed McKesson HBOC, Inc. The merger constituted a tax-free reorganization and will be accounted for as a pooling of interests (see Financial Note 8). In connection with the merger, the Company expects to record charges in the fourth fiscal quarter for merger (including investment, banking, legal, accounting, and other related costs), and restructuring costs, and affiliation costs expected to be incurred in the quarter.

                      McKESSON CORPORATION and SUBSIDIARIES
                                FINANCIAL REVIEW

Year 2000

BACKGROUND

      The "Year 2000 problem" refers to the fact that some computer hardware, software and embedded firmware are designed to read and store dates using only the last two digits of the year. The Company relies heavily on computer technologies to operate its business. In 1996, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures. Based on the results of that initial analysis, the Company's executive management identified the Year 2000 problem as a top corporate priority and established a central office to provide enterprise-wide management of its Year 2000 project (the "Project"), which is currently estimated to have a total project cost of less than $45 million (see "--Costs").

      The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the Project and the date on which the Company plans to complete its internal Year 2000 modifications are based on the Company's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that the failure to modify the systems would not have a material adverse effect on the Company.

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

      Responsibility for implementation of the Project has been divided among thirteen business units, each with its own IT resources. Each business unit operates under published corporate standards and progress is monitored by the corporate Year 2000 central office. Responsibilities have been further subdivided into functional areas. General priorities have been defined, dependencies identified, preliminary delivery dates assigned, detailed project plans developed, and internal and external technical resources assigned or hired. In addition, internal management reporting requirements have been established. Plans, and progress against those plans, are reviewed by the Project's central project office and are reported to the Chief Information Officer, executive steering committee and the Company's Board of Directors.

                      McKESSON CORPORATION and SUBSIDIARIES
                                FINANCIAL REVIEW

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

Stage One:                         Stage Two:
  Awareness (Phase 1)                Examination and analysis (Phase 3)
  Assessment of risk (Phase 2)       Modification and/or renovation (Phase 4)
                                     Data conversion (Phase 5)
                                     Acceptance testing (Phase 6)
                                     Redeployment back into production (Phase 7)


      The Company has completed Stage One for all identified projects. Because of the size of the Project at the Company, and variation in assessed risk, some individual projects have completed all phases while others are at various phases within Stage Two. Most of the Company's mission critical projects, (i.e., those projects whose failure to be completed would create a significant business disruption) are at Phase 6 or higher, and all of its mission critical projects will be installed by July 31, 1999. A limited number of systems requiring extended migration, installation or conversion efforts will require work extending past July 31, 1999 but, in any case, the Company expects to complete all phases of all identified projects by September 30, 1999. In calendar year 1999, the Company will be conducting a rigorous final level of review called systems integrated testing under post-Year 2000 conditions.

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

      Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. As of January 1999, approximately 75% of the computer hardware and purchased software used in the Company's core distribution business was certified by the vendor as compliant. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm its Year 2000 readiness.

COSTS

     The Company incurred costs of approximately $7 million in fiscal 1998 and $10 million in the nine months ended December 31, 1998, associated with modifications to the Company's existing systems to make them Year 2000 ready, related testing and outside consulting. The Company expects to incur costs between $10 and $15 million in fiscal 1999 and between $10 million and $20 million in fiscal 2000 for a total project cost of less than $45 million. Such costs are being expensed as incurred. Year 2000 Project costs are difficult to estimate accurately and the projects cost could change due to unanticipated technological difficulties, project vendor delays, project vendor cost overruns and the degree to which systems of newly acquired businesses are compliant.

                      McKESSON CORPORATION and SUBSIDIARIES
                                FINANCIAL REVIEW

RISKS

      Because of the range of possible issues and the large number of variables involved (including the Year 2000 readiness of any entities acquired by the Company), it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of those with whom it does business not be successful. Such costs and any failure of such remediation efforts could result in a loss of business, damage to the Company's reputation, and legal liability. Consequently, any such costs or failures could have a material adverse effect on the Company. The Company, believes that the most likely risks of serious Year 2000 business disruptions are external in nature, such as (i) disruptions in telecommunications, electric, or transportation services, (ii) failure of third party payors or insurers to provide timely reimbursement to the Company's customers and (iii) noncompliance of smaller trading partners. Of all the external risks, the Company believes the most reasonably likely worst case scenario would be a business disruption resulting from an extended and/or extensive communications failure. With its extensive use of technology, the Company is now dependent on data and voice communications to receive, process, track and bill customers orders, move funds, replenish product and complete other activities critical to the Company's business. Based on the Company's information regarding the readiness of its major communications carriers and the redundancy built into the Company's network architecture, as well as the Company's developing contingency plans, the Company expects that any such disruption would be likely to be localized and of short duration, and would therefore not be likely to have a material adverse effect on the Company.

CONTINGENCY PLANS

      Business disruptions in the form of floods, blizzards, hurricanes, earthquakes, and power failures are a normal part of the Company's contingency planning. In an effort to reduce the risks associated with the Year 2000 problems the Company has established and is currently continuing to develop Year 2000 contingency plans that build upon existing disaster recovery and contingency plans. Examples of the Company's existing contingency plans include alternative electronic and manual means for placing and receiving orders, and alternative power supplies and communication lines. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved, and implemented.



Item 3.    Quantitative and Qualitative Disclosures about Market Risk

      The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1998 Consolidated Financial Statements.

                           PART II. OTHER INFORMATION

Item 5.    Other Information

     The ratios of earnings to fixed charges and of earnings to combined fixed charges and preferred stock dividends amounted to 2.31x and 3.00x for the nine months ended December 31, 1998 and 1997, respectively. There were no preferred stock dividends in the nine months ended December 31, 1998 and 1997, respectively.

      The ratio of earnings to fixed charges was computed by dividing fixed charges (interest expense, the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor and dividends on preferred securities of a subsidiary grantor trust) into earnings available for fixed charges (net income plus income tax expense and fixed charges).

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
   (a)    Exhibits

          2.1 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

          27   Financial Data Schedule

    (b)   Reports on Form 8-K

          The Registrant filed the following reports on Form 8-K during the three months ended December 31, 1998:

          1.   Form 8-K
               Date of Report: October 19, 1998    Date Filed: October 19, 1998

               Item 5. Other Events
               --------------------
               The Registrant  announced a definitive  merger agreement had been
               signed  for  McKesson   Corporation  to  acquire  HBO  &  Company
               ("HBOC").

          2.   Form 8-K/A (Amendment No. 1)
               Date of Report: October 19, 1998   Date Filed: October 30, 1998


               Item 7. Financial Statements, Pro Forma Financial Information
               ---------------------------------------------------------------
                    and Exhibits
                    ------------

               The Registrant filed financial statements and pro forma financial information related to the merger agreement between McKesson Corporation and HBOC.

          3.   Form 8-K/A (Amendment No. 2)
               Date of Report: October 19, 1998   Date Filed: November 6, 1998



               Item 7. Financial Statements, Pro Forma Financial Information
               ---------------------------------------------------------------
                    and Exhibits
                    ------------

               The Registrant filed amended pro forma financial information related to the merger agreement between McKesson Corporation and HBOC.

          4.   Form 8-K
               Date of Report: December 4, 1998   Date Filed: December 4, 1998

               Item 5. Other Events
               --------------------
               The Registrant filed certain information regarding the Company and HBOC in connection with the merger agreement between McKesson Corporation and HBOC.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        McKESSON HBOC, Inc.
                                        (Registrant)




Dated:  February 12, 1999               By /s/ Richard H. Hawkins
                                        Richard H. Hawkins
                                        Executive Vice President and
                                        Chief Financial Officer




                                        By /s/ Heidi E. Yodowitz
                                        Heidi E. Yodowitz
                                        Senior Vice President and Controller

                                  EXHIBIT INDEX

   Exhibit
    Number                                   Description
--------------         --------------------------------------------------------

   12.1 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

   27                  Financial Data Schedule

                                                                    EXHIBIT 12.1


  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED
                 FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                              (dollars in millions)

                                                        Nine Months Ended
                                                          December 31,
                                                   ----------------------------
                                                      1998             1997
                                                   ----------       ----------



Net Income                                           $   93.7       $  119.2
Taxes on Income and Tax Benefit of Dividends on
  Preferred Securities of Subsidiary Grantor Trust
  of $3.0 in 1998 and 1997                               57.6           71.3
Fixed Charges (1)                                       115.7           95.4
                                                      --------        -------
Earnings Available for Fixed Charges                 $  267.0       $  285.9
                                                      ========        =======

Fixed Charges (1)                                    $  115.7       $   95.4
Preferred Stock Dividends                                 -              -
                                                      --------        -------
Combined Fixed Charges and Preferred Stock
Dividends                                            $  115.7       $   95.4
                                                      ========        =======

Ratio of Earnings  to Fixed Charges                       2.31x          3.00x
                                                      ========        =======

Ratio of Earnings to Combined Fixed Charges and
Preferred Stock Dividends                                 2.31x          3.00x
                                                      ========        =======

(1) Fixed charges consist of interest expense incurred, the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor and dividends on preferred securities of a subsidiary grantor trust.