Form 10-K405
period 1999-03-31
MCKESSON HBOC INC
filed 1999-07-14
CIK 927653

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended March 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission File Number 1-13252

                               ----------------

                              McKESSON HBOC, INC.
                            A Delaware Corporation

               I.R.S. Employer Identification Number 94-3207296

                              McKessonHBOC Plaza,
                               One Post Street,
                            San Francisco, CA 94104

                      Telephone--Area Code (415) 983-8300

          Securities registered pursuant to Section 12(b) of the Act:

                                             (Name of Each Exchange on Which
        (Title of Each Class)                          Registered)
    Common Stock, $.01 par value             New York Stock Exchange Pacific
                                                     Exchange, Inc.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 30, 1999: $8,335,183,427

  Number of shares of common stock outstanding at June 30, 1999: 281,277,000

                      Documents Incorporated By Reference

    Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on August 25, 1999 are incorporated by reference into
                           Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      Item                                                                Page
      ----                                                                ----


                                     PART I

  1.  Business..........................................................    3

  2.  Properties........................................................   11

  3.  Legal Proceedings.................................................   11

  4.  Submission of Matters to a Vote of Security Holders...............   15

      Executive Officers of the Registrant..............................   16


                                    PART II

      Market for the Registrant's Common Stock and Related Stockholder
  5.  Matters...........................................................   17

  6.  Selected Financial Data...........................................   17

      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations.............................................   17

  7A. Quantitative and Qualitative Disclosures About Market Risk........   17

  8.  Financial Statements and Supplementary Data.......................   17

      Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure..............................................   17


                                    PART III

 10.  Directors and Executive Officers of the Registrant................   18

 11.  Executive Compensation............................................   18

 12.  Security Ownership of Certain Beneficial Owners and Management....   18

 13.  Certain Relationships and Related Transactions....................   18


                                    PART IV

 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K...   18

      Signatures........................................................

Item  1.  Business

  (a) General Development of Business

  On January 12, 1999, the Company, formerly McKesson Corporation ("McKesson"), completed a merger with HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of Company common stock for all of the issued and outstanding shares of common stock of HBOC (the "HBOC Transaction"). Each share of HBOC was exchanged for
0.37 of a share of Company common stock. The Company was renamed McKesson HBOC, Inc. ("McKessonHBOC," the "Company" or the "Registrant"). The merger was structured as a tax-free reorganization and was accounted for as a pooling of interests.

  The Company is a leading health care supply management company in North America. In addition, the Company provides software solutions, technological innovation and comprehensive services to the health care industry and, through its Water Products segment, processes and markets pure drinking water.

  The Company's mission is to be the world leader in health care supply management and health care information technologies across the entire continuum of health care, through the operation of market-leading businesses in pharmaceutical and medical-surgical distribution and information technology and services for health care providers and payors.

Recent Acquisitions and Dispositions

  McKessonHBOC has undertaken numerous strategic initiatives in recent years to further focus the Company on its core health care businesses and enhance its competitive position. These include the following significant acquisitions and dispositions:

 Health Care Supply Management Segment Acquisitions

  . In November 1998, the Company acquired Red Line HealthCare Corporation ("RedLine"), a distributor of medical supplies and services to the extended-care industry, including long-term homecare supply, for approximately $233 million in cash.

  . In February 1997, the Company acquired General Medical, Inc. ("MGM"), a multi-market distributor of medical-surgical supplies to acute-care and alternate site markets, for approximately $775 million in cash and Company common stock.

  . In November 1996, the Company acquired FoxMeyer Corporation's pharmaceutical distribution business out of bankruptcy, for approximately $598 million in cash and payment or assumption of liabilities.

 Health Care Information Technologies Segment Acquisitions

  . In December 1998, the Company acquired Access Health, Inc. ("Access"), a provider of clinically based care management programs and health care information services, for approximately 34.4 million shares of HBOC common stock (equivalent to approximately 12.7 million shares of Company common stock after application of the exchange ratio of 0.37 shares of Company common stock for each share of HBOC common stock (the "Exchange Ratio")).

  . In October 1998, the Company acquired IMNET Systems, Inc. ("IMNET"), a provider of electronic information and document management solutions for the health care industry for approximately 9.6 million shares of HBOC common stock and 1.6 million HBOC stock options (equivalent to approximately 3.6 million shares of Company common stock and 0.6 million Company stock options after application of the Exchange Ratio).

  . In December 1997, the Company acquired HPR Inc. ("HPR"), a provider of clinical information systems for the managed care industry, for approximately 18.4 million shares of HBOC common stock (equivalent to approximately 6.8 million Company common shares after application of the Exchange Ratio).

  . In June 1997, the Company acquired Enterprise Systems, Inc. ("ESi"), a developer of resource management solutions including materials management, operating room logistics, scheduling and financial management, for approximately 15.2 million shares of HBOC common stock (equivalent to approximately 5.6 million shares of Company common stock after application of the Exchange Ratio).

  . In June 1997, the Company acquired AMISYS Managed Care Systems, Inc. ("AMISYS"), a provider of managed care information systems for the payor market, for approximately 10.8 million shares of HBOC common stock (equivalent to approximately 4.0 million shares of Company common stock after application of the Exchange Ratio).

  . In December 1996, the Company acquired GMIS Inc., a provider of data quality tools and decision support software for the payor marketplace, for approximately 14.8 million shares of HBOC common stock (equivalent to approximately 5.5 million shares of Company common stock after application of the Exchange Ratio).

  . In August 1996, the Company acquired CyCare Systems, Inc., a provider of management software systems and electronic data interchange services for physician practices, for approximately 17.6 million shares of HBOC common stock (equivalent to approximately 6.5 million shares of Company common stock after application of the Exchange Ratio).

 Dispositions

  . In March 1997, the Company disposed of Millbrook Distribution Services Inc. ("Millbrook"), a non-health care business, for cash in an amount which, on an after-tax basis, approximated Millbrook's book value.

  . In December 1996, the Company disposed of its 55% equity interest in Armor All Products Corporation ("Armor All"), a non-health care business.

  (b) Financial Information About Industry Segments

  Financial information for the three years ended March 31, 1999 is included in Financial Note 18 to the consolidated financial statements, "Segments of Business," appearing on pages F-70 to F-72 to this Annual Report on Form 10-K.

Matters Relating to Restatement of Financial Results

  In its April 22, 1999, press release the Company preliminarily reported consolidated net income (loss) of ($60.4) million and $96.8 million, or ($0.22) and $0.35 per diluted share in the quarters ended March 31, 1999 and 1998, respectively, and $237.1 million and $330.4 million, or $0.84 and $1.19 per diluted share in the fiscal years ended March 31, 1999 and 1998.

  On April 28, 1999, the Company announced that, during the course of its year-end financial audit process, the Company determined that certain software sales transactions (aggregating $26.2 million for the fourth quarter ended March 31, 1999 and $16.0 million in the prior quarters of the fiscal year) were improperly recorded because they were subject to contingencies and had been reversed. It also announced that the audit process was ongoing. The Audit Committee of the Company's Board of Directors subsequently initiated an investigation into this matter. On May 25, 1999, the Company announced that, as a result of information developed through its year-end internal and external audit process and Audit Committee review, additional instances of improper revenue recognition had been found, that further downward revision would be required of the results for the fiscal year ended March 31, 1999, as well as of quarterly results during the fiscal year, and that prior years' results of the Health Care Information Technology business unit (HBOC) could also require restatement.

  As a result of the findings of the investigation, the Company's consolidated financial statements, which give retroactive effect to the HBOC Transaction and other acquisitions completed by McKesson and HBOC in fiscal year 1999 accounted for under the pooling of interests method, reflect amounts for HBOC which have been restated from those previously reported by HBOC.

  As a result of the restatement of previously reported amounts for HBOC, revised consolidated financial information for the Company is as follows (in millions, except per share amounts):

                                                    Three months
                                                       ended       Year ended
                                                     March 31,      March 31,
                                                    ------------- -------------
                                                     1999   1998   1999   1998
                                                    ------  ----- ------ ------
Preliminarily reported consolidated net income
 (loss)...........................................  $(60.4) $96.8 $237.1 $330.4
Revised consolidated net income (loss)............   (61.2)  81.7   84.9  304.6
Preliminarily reported consolidated net income
 (loss) per diluted share.........................   (0.22)  0.35   0.84   1.19
Revised consolidated net income (loss) per diluted
 share............................................   (0.22)  0.29   0.31   1.10

  The impact of these restatements resulted in net reductions, from previously reported amounts, in the Health Care Information Technology segment as follows (in millions):

                                              Three months
                                                 ended          Year ended
                                               March 31,         March 31,
                                             --------------- ------------------
                                              1999     1998    1999      1998
                                             -------  ------ --------  --------
Health Care Information Technology
  Preliminarily reported revenues........... $ 431.9  $393.1 $1,783.9  $1,477.3
  Revised revenues..........................   402.6   376.8  1,538.1   1,429.2
  Preliminarily reported operating profit
   (loss)...................................  (102.1)   99.4    221.8     269.3
  Revised operating profit (loss) ..........  (105.5)   74.3    (31.6)    227.0

  See Financial Note 3 to the consolidated financial statements, "Restatement," appearing on pages F-40 to F-48 to this Annual Report on Form 10-K.

 Class Action Litigation and Government Investigations

  A description of certain class action and other litigation arising subsequent to the Company's announcements discussed above are described in
Item 3, "Legal Proceedings" on pages 11 to 15 of this Annual Report on Form 10-K. The United States Attorney's Office for the Northern District of California and the San Francisco District Office of the United States Securities and Exchange Commission ("SEC") have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts for HBOC described above. The SEC has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

 Management Changes

  On June 21, 1999, the Company announced that its Board of Directors had appointed new executive management for the Company. John H. Hammergren and David L. Mahoney were appointed Co-Presidents and Co-Chief Executive Officers of the Company effective July 15, 1999 and Heidi E. Yodowitz, Senior Vice President and Controller, was appointed Acting Chief Financial Officer of the Company. The Company also announced the resignations of Mark A. Pulido, previously President and Chief Executive Officer, and Richard H. Hawkins, previously Executive Vice President and Chief Financial Officer, effective July 15, 1999.

  Additionally, the Company announced the removal of Charles W. McCall as Chairman of the Board of Directors and his dismissal as an employee of the Company. Alan Seelenfreund, a former Chairman and Chief Executive Officer of McKesson, was appointed Chairman of the Board.

  The Company also announced the dismissal of several executives of its Health Care Information Technology segment including its former president and chief executive officer. The Company appointed Graham O. King as the president of that segment.

  (c) Narrative Description of Business

  (1) Description of Segments of Business

  The Company is organized under three operating segments, Health Care Supply Management, Health Care Information Technology and Water Products. Within the United States and Canada, the Health Care Supply Management segment is a leading wholesale distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products principally to chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers. The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to health care organizations throughout the United States and certain foreign countries. The Water Products segment is engaged in the processing and sale of bottled drinking water to homes and businesses and packaged water through retail stores.

  The Company generated annual sales of $30.4 billion, $22.4 billion, and $16.9 billion in fiscal years 1999, 1998, and 1997, respectively: approximately $28.4 billion, 94%; $20.6 billion, 92%; and $15.4 billion, 91%; respectively, in the Health Care Supply Management segment: approximately $1.5 billion, 5%; $1.4 billion, 6%; and $1.1 billion, 7%; respectively, in the Health Care Information Technology segment: and approximately $0.4 billion, 1%; $0.3 billion, 2%; and $0.3 billion, 2%; respectively, in the Water Products segment.

Health Care Supply Management

 Products and Markets

  Through its Health Care Supply Management segment, McKessonHBOC is a leading distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products in North America. The Company's Health Care Supply Management segment consists of its core U.S. pharmaceutical distribution business, its medical-surgical distribution and services business, its automated pharmacy systems and services, its sales, marketing and other support services to pharmaceutical manufacturers and includes the Company's international operations in Canada and Mexico (collectively, the "Supply Management Business").

  Through its Pharmaceutical Group, the Supply Management Business provides domestic distribution of pharmaceuticals and health and beauty care products to independent and chain pharmacies, hospitals, alternate site health care facilities, food stores and mass merchandisers in all 50 states. The Medical Group offers a full range of medical-surgical supplies, equipment, pharmacy management services, logistics and management information support to hospitals, physicians' offices, long-term care, and homecare providers. Through the Automation Group, the Company manufactures and markets automated pharmacy systems and services to hospitals and retail pharmacies.

  The Pharmaceutical Group supplies pharmaceuticals and health care related products to three primary customer segments: retail chains (pharmacies, food stores, and mass merchandisers), retail independent pharmacies and institutional providers (including hospitals, alternate-site providers, and integrated health networks). These three customer categories represented approximately 38.5%, 28.7%, and 32.8%, respectively, of the Pharmaceutical Distribution Group's revenues in fiscal 1999. Operating under the tradenames Economost(TM) and Econolink(TM) and a number of related service marks, the Company promotes electronic order entry systems and a wide range of computerized merchandising and asset management services for pharmaceutical retailers and health care institutions. The Company has developed advanced marketing programs and information services directed at retail pharmacies. These initiatives include the Valu-Rite(TM), Valu-Rite/ CaremaxSM and HealthMart(TM) retail networks, the Omnilink(TM) centralized pharmacy technology platform, which offers retail network members connectivity with managed care organizations while promoting compliance with managed care plans. The Company's nationwide network of distribution centers utilizes the Acumax(R) Plus warehouse management system which provides real-time inventory statistics and tracks products from the receiving dock to shipping through scanned bar code information and radio frequency signals with accuracy levels above 99% to help ensure that the right product arrives at the right time and place for both the Company's customer and their patients. The Company believes that its financial strength, purchasing leverage, affiliation networks, nationwide network of distribution centers, and advanced logistics and information technologies provide competitive advantages to its pharmaceutical distribution operations. This group also includes the MedManagement business unit, a provider of pharmacy and medication management consulting and related services to health care providers for the purpose of reducing total cost, and MedPath which primarily provides distribution of oncology medications to physicians' offices.

  The Medical Group offers a full range of medical-surgical supplies, equipment and related services across the continuum of health care providers: hospitals, physicians' offices, long-term care, and homecare. The Medical Group includes the operations of MGM, the nation's third largest distributor of medical-surgical supplies to hospitals (acute care) and the leading supplier of medical-surgical supplies to the full-range of alternate-site health care facilities, including physicians and clinics (primary care), long-term care and homecare sites (extended care); RedLine, a distributor of medical supplies and services to the extended-care market, including long-term homecare supply; and Hawk Medical Supply, a distributor of medical-surgical supplies.

  The Automation Group manufactures and markets automated pharmacy systems to hospitals and retail pharmacies through its McKesson Automated Healthcare ("MAH") and McKesson Automated Prescription Systems ("APS") units. Key products of MAH include the ROBOT-Rx(TM) system, a robotic pharmacy dispensing and utilization tracking system that enables hospitals to lower pharmacy costs while significantly improving the accuracy of pharmaceutical dispensing, AcuDose-Rx(TM) unit-based cabinets which automate the storage, dispensing and tracking of commonly used drugs in patient areas, and AcuScan-Rx(TM) which records, automates, and streamlines drug administration and medication information requirements through bar code scanning at the patient's bedside. APS manufactures a wide range of pharmaceutical dispensing and productivity products ranging from convenient table-top universal counters to advanced robotics systems.

  The Pharmaceutical Partners Group combines the Company's pharmaceutical services, in a single group that is focused on helping manufacturers meet their marketing goals. The Pharmaceutical Partners Group provides sales, marketing and other services to pharmaceutical manufacturers and biotechnology customers though Healthcare Delivery Systems ("HDS"), which provides marketing, distribution, and reimbursement services; McKessonHBOC BioServices, a provider of services in support of clinical trials and biomedical research;
J. Knipper and Company, which provides sales and marketing services in the form of direct mail and fulfillment services; Kelly/Waldron and Co., which provides decision support, data analysis, sales and marketing services; Kelly/Waldron Technology Solutions, which provides full service sales force automation and business analytics; and Alliance Sales Partners, which provides integrated contract sales and marketing support services.

  Also included in the Supply Management Business is Zee Medical, Inc., a distributor of first-aid products and safety supplies to industrial and commercial customers. International operations include Medis Health and Pharmaceutical Services, Inc. ("Medis"), a wholly-owned subsidiary and the largest pharmaceutical distributor in Canada; and the Company's 23% equity interest in Nadro, S.A. de C.V., a leading pharmaceutical distributor in Mexico.

 Intellectual Property

  The principal trademarks and service marks of the Health Care Supply Management segment are: ECONOMOST(TM), ECONOLINK(TM), VALU-RITE(TM), Valu-Rite/CareMaxSM, OmniLink(TM), Health Mart(TM), ROBOT-Rx(TM), AcuDose-Rx(TM), AcuScan(TM), Baker Cells(TM), Baker Cassettes(TM), Baker Universal(TM), Autoscript(TM), and Pharmacy 2000(TM). The Company also owns other registered and unregistered trademarks and service marks and similar rights used by the Health Care Supply Management segment. All of the principal marks are registered in the United States and registration has been obtained or applied for in Canada with respect to such marks. The United States federal registrations of these trademarks and service marks have ten or twenty-year terms, depending on date of registration; the Canadian registrations have fifteen-year terms. All are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement claims. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Health Care Supply Management segment.

 Competition

  In every area of operations, the Company's distribution businesses face strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, and from manufacturers engaged in direct distribution. The Health Care Supply Management segment faces competition from various other service providers and from pharmaceutical and other health care manufacturers (as well as other potential customers of the Health Care Supply Management segment) which may from time to time decide to develop, for their own internal needs, supply management capabilities which are provided by the Health Care Supply Management segment and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in the Health Care Supply Management segment.

Health Care Information Technology

 Products and Markets

  The Company's Health Care Information Technology segment provides patient care, clinical, financial, managed care and strategic management software solutions for payors and providers in the health care industry. The segment also provides a full complement of network communications technologies, including wireless capabilities, as well as outsourcing services in which its staff manages and operates data centers, information systems, medical call centers, organizations and business offices of health care institutions of various sizes and structures. In addition, the segment offers a wide range of care management and electronic commerce services, including electronic medical claims and remittance advice services, and statement processing.

  The Health Care Information Technology segment markets its products and services to integrated delivery networks, hospitals, physicians' offices, home health providers, pharmacies, reference laboratories, managed care providers and payors. The segment also sells its products and services internationally through subsidiaries and/or distribution agreements in the United Kingdom, Canada, Ireland, Saudi Arabia, Kuwait, Australia, Puerto Rico and New Zealand.

  The Health Care Information Technology segment's product portfolio is organized into eight components: acute-care or hospital information systems ("HIS"), infrastructure, community health management, clinical management, practice management, access management, resource management and enterprise management.

  Hospital Information Systems. HIS applications automate the operation of individual departments and their respective functions within the in-patient environment. The Company's HIS systems include applications for patient care, laboratory, pharmacy, radiology, financial and management decision-making.

  Infrastructure. Infrastructure components include local, wide area and value-added networks, wireless technology, electronic data interchange (EDI) capabilities, an interface manager and a data repository. Other infrastructure applications include document and medical imaging as well as an enterprise master person index.

  Community Health Management. Community Health Management applications and services focus on managing the demand for health care services by predicting what care may be required, preventing illness and managing the care required as cost effectively as possible. Components of the Company's community health management strategy include care management services and medical call center management; data analysis to provide early identification of members with high-risk/high-cost diseases and health conditions; guidelines and standards to enable enterprises to improve care management processes; and computer telephony and Internet links to provide electronic connectivity between providers and consumers.

  Clinical Management. The segment's point-of-care applications are designed to allow physicians and other clinicians to document patient information, establish and manage guidelines or standards of care, enter and manage orders, and view all results and clinical information.

  Practice Management. Practice management applications provide a comprehensive solution for medical groups and physician enterprises, whether they are independent or part of an integrated health network. With business office management as its cornerstone, the Company's practice management solution also includes risk management and managed care capabilities, clinical systems for managing patient care, and scheduling, as well as decision support, computer telephony, data quality analysis and electronic commerce.

  Access Management. Access management solutions include indexing applications that organize the vast amounts of information collected about a person throughout the enterprise, allowing patients to be tracked and information about them to be accessed wherever they go for care as well as scheduling systems that instantly register and schedule patients, and the resources needed to serve them, anywhere in the enterprise.

  Resource Management. Resource management applications help health care organizations better manage people, facilities, supplies, services and equipment by integrating materials management, accounts payable/general ledger, surgical services management and staff scheduling functions.

  Enterprise Management. Enterprise management applications focus on providing managers with the clinical, financial and other information necessary to contain costs while ensuring high-quality care, including utilization management, accounts receivable management and managed care contracting and member management applications.

  In addition to the segment's product offerings described above, the segment also provides the following services:

  Enterprise Services. Enterprise services include UNIX processing support, remote system monitoring and single-point issue resolution. In addition, the Health Care Information Technology segment's service path implementation methodology provides a flexible suite of implementation services that can include an enterprise project manager to assist in planning, installing and supporting multiple Company products. Other service areas include education, enterprise consulting, application-specific services, computer telephony and care management services.

  Connect Technology Group. The Connect Technology Group provides network installation and support, as well as a suite of information services that extend local area networks outside of the hospital to include payors, vendors, financial institutions and the Internet.

  Outsourcing Services Group. The Health Care Information Technology segment has been in the outsourcing business in the United States for more than 20 years and offers outsourcing services in the United Kingdom as well. Outsourcing services include managing hospital data processing operations (traditionally known as facilities management) as well as strategic management services in information systems planning, receivables management, revenue cycle outsourcing, business office administration and major system conversions.

  Electronic Commerce Group. The Health Care Information Technology segment's e-commerce capabilities in EDI service include claims processing, eligibility verification, remittance advice as well as statement printing.

 Research and Development

  The Health Care Information Technology segment's product development effort applies computer technology and installation methodologies to specific information processing needs of hospitals. Management believes a substantial and sustained commitment to such research and development ("R&D") is important to the long-term success of the business.

  Investment in software development, including both R&D expense as well as capitalized software, has increased as the Health Care Information Technology segment has addressed new software applications and enhanced existing products for installed systems. The Health Care Information Technology segment expensed $114.7 million (7.5% of revenue) for R&D activities during fiscal 1999, as compared to $112.5 million (7.9% of revenue) and $103.0 million (9.1% of revenue) during 1998 and 1997, respectively. The Health Care Information Technology segment capitalized 31%, 26% and 23% of its R&D expenditures in 1999, 1998 and 1997, respectively.

  Information regarding R&D is included in Financial Note 2 to the consolidated financial statements, "Accounting Policies" appearing on pages F-37 to F-40 of this Annual Report on Form 10-K.

 Intellectual Property

  The substantial majority of technical concepts and codes embodied in the Health Care Information Technology segment's computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to the Company. The principal trademarks and service marks of the Health Care Information Technology segment are:
AMISYS(R), ASK-A-NURSE(R), Connect 2000(TM), Credentialer(R), CRMS(TM), Episode Profiler, ERS(R), HealthQuest(R), InterQual(R), ParagonSM, Patterns Profiler(TM), Pathways 2000(R) and TRENDSTAR(R). SMR(R) and Smart Medical Record(R) are used under license from HBOC Medical, Ltd. The Company also owns other registered and unregistered trademarks and service marks and similar rights used by the Health Care Information Technology segment. All of the principal trademarks and service marks are registered in the United States, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement claims. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Health Care Information Technology segment.

 Competition

  The Company's Health Care Information Technology segment experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, and hardware vendors. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered.

Water Products

 Products and Markets

  Water Products is a leading provider in the $4.2 billion bottled water industry in the United States. It is the largest U.S.-owned bottled water company and the third largest overall in the United States. Water Products is engaged in the processing and sales of bottled drinking water through direct delivery and retail channels. Under its Sparkletts, Alhambra, and Crystal brands it delivers to more than 690,000 homes and businesses throughout California, Nevada, the Southwest, Pacific Northwest, and Mid-Atlantic regions.

 Intellectual Property

  The principal trademarks and service marks of the Water Products segment are: SPARKLETTS(R), ALHAMBRA(R), and CRYSTAL(TM). The Company also owns other registered and unregistered trademarks and service marks used by the Water Products segment. All of the principal trademarks and service marks are registered in the United States, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement claims. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Water Products segment.

 Competition

  Although this business faces competition from several larger competitors, the competition is generally widely dispersed among many different entities. Principal among the large local competitors of the Water Products segment are:
Arrowhead (California and Arizona), Poland Spring and Deer Park (Mid-Atlantic), and Ozarka/Oasis (Texas) (owned by Nestle); Hinckley & Schmitt (Arizona, Las Vegas, and Southern California), Cloister (Mid-Atlantic), and Sierra Springs (Northern California and Texas) (owned by Suntory International Corporation); Crystal Geyser (nationally distributed); Evian (nationally distributed and owned by Groupe Danone, S.A.), and private label brands. This operation faces significant competition in both price and service in all aspects of its business.

  (2) Other Information About the Business

  Customers--No material part of the business is dependent upon a single or a very few customers, the loss of any one of which could have a material adverse effect on the Company or any of its business segments.

  Environmental Legislation--The Company sold its chemical distribution operations in fiscal 1987. In connection with the disposition of those operations, the Company retained responsibility for certain environmental obligations and has entered into agreements with the Environmental Protection Agency and certain states pursuant to which it is or may be required to conduct environmental assessments and cleanups at several closed sites. These matters are described further in Item 3 "Legal Proceedings" on pages 11 to 15 of this report. Other than any capital expenditures which may be required in connection with those matters, the Company does not anticipate making substantial capital expenditures for environmental control facilities or to comply with environmental laws and regulations in the future. The amount of capital expenditures expended by the Company for environmental compliance was not material in fiscal 1999 and is not expected to be material in the next fiscal year.

  Employees--At March 31, 1999, the Company employed approximately 24,600 persons.

  (d) Financial Information About Foreign and Domestic Operations and Export
  Sales

  Information as to foreign operations is included in Financial Note 18 to the consolidated financial statements "Segments of Business" appearing on pages F-70 to F-72 of this Annual Report on Form 10-K.

Item 2. Properties

  Because of the nature of the Company's principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and adequate to meet its needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 13 to the consolidated financial statements, "Lease Obligations" appearing on pages F-60 to F-61 of this Form 10-K Report.

Item 3. Legal Proceedings

  On April 28, 1999, the Company announced that, during the course of its year-end financial audit process, the Company determined that software sales transactions (aggregating $26.2 million for the fourth quarter ended March 31, 1999 and $16.0 million in the prior quarters of the fiscal year) were improperly recorded because they were subject to contingencies and had been reversed. It also announced that the audit process was ongoing. The Audit Committee of the Company's Board of Directors subsequently initiated an investigation into this matter. On May 25, 1999, the Company announced that as a result of information developed through its continuing year-end internal and external audit process and Audit Committee review, additional instances of improper revenue recognition had been found, that further downward revision would be required of the results for the fiscal year ended March 31, 1999, as well as quarterly results during the fiscal year, and that prior years' results of the Health Care Information Technology Business unit ("HBOC") could also require restatement.

  Since the Company's announcement on April 28, 1999, and as of July 6, 1999, fifty-three class action lawsuits, three derivative actions, and two individual actions have been filed against the Company, and certain current or former officers and directors of the Company (the "Defendants"). One of the actions also names as defendants Bear, Stearns & Company, Inc., and Arthur Andersen LLP. Fifty-three of the actions were filed in Federal Court (the "Federal Actions") alleging violations of the federal securities laws. Of these, fifty-two were filed in the United States District Court for the Northern District of California, and one was filed in the Northern District of Illinois. Of the fifty-two filed in the Northern District of California, fifty-one are class actions and one is a derivative action. The action filed in the Northern District of Illinois is a class action. The Company expects that the Federal Actions, with the exception of the derivative action, will be consolidated into a single action, and the Company will not be required to respond until after the filing of a consolidated complaint.

  The class actions are purportedly brought on behalf of a class of the Company's shareholders that varies according to the complaint, with July 16, 1996 being the earliest date for shareholders who purchased or acquired the Company's shares and May 25, 1999 being the latest date. In general, these actions allege that the Company and certain officers or directors made false and misleading statements concerning the Company's future prospects and financial results in violation of the federal securities laws. Plaintiffs seek damages in an unspecified amount. Plaintiffs also request pre-judgment and post-judgment interest, costs and attorneys fees.

  Five actions have also been filed in various state courts (the "State Actions"). Of these, two are derivative actions, one filed in the Chancery Court of the State of Delaware (Fine v. McCall, et. al.), and the other in California State Court in San Francisco (Mitchell v. McCall, et. al). Two individual actions have also been filed, one in California State Court in San Francisco (Yurick v. McKesson et. al.), and the other, for which a summons has issued but a complaint not yet filed, in the Court of Common Pleas, Chester County, Pennsylvania (Grant v. McKesson). One purported class action, on behalf of a class of shareholders of McKesson Corporation at the time of the merger with HBOC, has been filed in the Delaware Court of Chancery. The State Actions seek unspecified damages for alleged breaches of fiduciary duty and other causes of action arising out of the events that led to the Company's need to revise its financial statements. The Company is currently required to respond to the derivative action in Delaware by July 30, 1999 and the actions in California by July 26, 1999. The Company is not currently required to respond to the action filed in Pennsylvania.

  One additional Federal Action has been filed in the Northern District of Georgia, but that action names only two former officers, and does not name the Company; and one additional class action has been filed in the Delaware Court of Chancery against HBOC, Inc. and former officers and directors of a company acquired by HBOC in 1998, alleging breach of fiduciary duties by such parties in connection with such sale, and is brought on behalf of the shareholders of the acquired company.

  In addition, the United States Attorney's Office for the Northern District of California and the San Francisco District Office of the United States Securities and Exchange Commission ("SEC") have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts for HBOC described above. The SEC has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

  The Company does not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company which could have a material adverse impact on the Company's financial position, results of operations and cash flows.

  The Company currently is a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases have been coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of a consolidated class action (the "Federal Class Action") as well as approximately 109 additional actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the "Individual Actions"). There are numerous other defendants in these actions including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail order pharmacies, managed care organizations and other institutional buyers. On January 19, 1999, the District Court entered its written opinion and judgment granting defendants' motion for a directed verdict. On July 13, 1999, the Seventh Circuit affirmed the District Court's judgement as to the dismissal of the claims against the wholesalers. The Individual Actions, which are still pending in the Northern District of Illinois for pre-trial purposes, will be remanded to their original transferor jurisdictions for trial. The wholesalers' motion for partial summary judgment that they should not be liable for any damages resulting from drugs sold prior to four years from the October 1997 amended complaints in those cases was granted. Most of the individual cases brought by chain stores have been settled.

  The currently pending state court antitrust cases against the Company are in California, Alabama, Mississippi and Tennessee. The state cases are based essentially on the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case in California (referred to as Coordinated Special Proceeding, Pharmaceutical Cases I, II & III) is pending in Superior Court for the State of California (San Francisco County). A class of retail pharmacies has been certified and the case is trailing MDL 997. In the Alabama case (Durrett, et al. v. The Upjohn Co. et al.), the Supreme Court has recently held that the Alabama state antitrust statute at issue does not reach the conduct alleged in the complaint. The case in Mississippi (Montgomery Drug Co. et al. v. The Upjohn Co. et al.) is pending in the Chancery Court of Prentiss County, Mississippi. The Chancery Court has held that the case may not be maintained as a class action. The Tennessee case, filed in Knoxville, is a class action on behalf of consumers who purchased brand-name drugs from retail stores in fourteen states. The claims, brought under Tennessee law, allege deceptive trade practices, conspiracy to fix prices, price discrimination, and fraudulent concealment. On July 6, 1998, the court conditionally certified the case as a multi-state class action. A motion to dismiss the complaint is pending on the grounds, among others, that (i) plaintiff class members are indirect purchasers and are not entitled to bring an action against the wholesalers and manufacturers and (ii) the state antitrust statues on which the class relied do not apply to interstate commerce. A motion is also pending for permission to file an interlocutory appeal from the order denying defendants' motion to vacate the order granting conditional class certification.

  In each of the cases, plaintiffs seek remedies in the form of injunctive relief and unquantified monetary damages, and attorneys fees and costs. Plaintiffs in the California cases also seek restitution. In addition, trebled damages are sought in the Federal Class Action, the Individual Actions, the California case and the Tennessee case and statutory penalties of $500 per violation are sought in the Mississippi and Alabama cases. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in all of these actions. In addition, the Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

  In January 1997, the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson, et. al. filed in the District Court in Dallas County, Texas ("the Texas Action"). Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation collectively, "FoxMeyer Corporation") alleges that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of at least
$400 million, punitive damages, attorneys fees and costs. The Company answered the complaint, denying the allegations, and removed the case to federal bankruptcy court in Dallas.

  In March 1997, the Company and the Manufacturer Defendants filed a complaint in intervention against FoxMeyer Health (now known as Avatex Corporation) in the action filed against Avatex by the FoxMeyer Unsecured Creditors Committee in the United States Bankruptcy Court for the District of Delaware. The complaint in intervention seeks declaratory relief and an order enjoining Avatex from pursuing the Texas Action.

  In November 1998, the Delaware court granted the Company's motion for summary judgment as to the first three counts asserted in the Texas Action on the ground of judicial estoppel. A renewed motion for summary judgment on the four remaining counts of Avatex's complaint in the Texas Action is pending before the Delaware court. In addition, the Company filed an amended complaint adding the Trustee and debtors as defendants. Based on the order granting summary judgment as to the first three counts, the Texas bankruptcy court dismissed those counts with prejudice and ordered the Texas Action remanded to state court. On November 30, 1998, the Company and the other Defendants filed a notice of appeal to the District Court from the remand ruling as well as the August, 1997 ruling denying defendants' motion to transfer the Texas Action to Delaware. In addition, the Company has filed a counterclaim and cross-claim against Avatex and Mssrs. Estrin, Butler and Massman in the Texas Action, asserting various claims of misrepresentation and breach of contract. The District Court upheld the remand order and denied as moot the appeal from the denying transfer. A cross-appeal by Avatex from the order dismissing the three counts with prejudice is still pending. The Company and several of the other defendants have appealed to the Court of Appeals the ruling upholding the order denying transfer.

  The Company has been named as a defendant, or has received from customers tenders of defense, in approximately forty pending cases alleging injury due to the diet drug combination of fenfluramine or dexfenfluramine and phentermine. All of the cases are pending in the state courts of Alabama, California, Idaho, Michigan, New Mexico and New York. The Company has tendered the cases to the manufacturers of the drugs and is currently defending the cases pending resolution of its negotiations with the manufacturers.

  Certain subsidiaries of the Company (i.e. MGM and RedLine, collectively, the "Subsidiaries") are defendants in approximately forty cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including the Subsidiaries. Efforts to resolve tenders of defense to their suppliers are continuing. The Subsidiaries' insurers are providing coverage for these cases, subject to the applicable deductibles.

  There are six state court class actions in New York, Ohio, Oklahoma, Pennsylvania, South Carolina and Texas filed against MGM on behalf of all health care workers in those states who suffered accidental needle sticks that exposed them to potentially contaminated bodily fluids, arising from MGM's distribution of allegedly defective syringes. MGM's suppliers of the syringes are also named defendants in these actions. All cases except the Texas case are in the early stages of discovery. The Texas court held a class certification hearing on June 1, 1999, and stayed its ruling on certification pending a decision from the Texas Supreme Court on the issue of whether a products liability class action is proper where issues of comparative fault exist. These cases have been tendered to MGM's suppliers, their insurers, and to MGM's insurer. The Company has filed a declaratory relief action in California against its major supplier's insurer to obtain a determination of rights as an additional insured under the supplier's insurance policy.

  Salomon Smith Barney ("SSB") filed an action against McKesson and HBOC on December 9, 1998 in federal district court in New York City claiming entitlement to $50 million in fees in connection with the January 12, 1999 merger of the two companies. SSB has sued on the theories of breach of contract, quantum meruit and unjust enrichment; it has also sued HBOC for tortious interference with contract, tortious interference with business relations, and prima facie tort. It also seeks compensatory damages from HBOC for tortiously interfering with its contract and relations with McKesson. SSB also seeks a judgment requiring defendants to indemnify SSB pursuant to the contracts. On May 12, 1999 defendants' motions to stay the action were denied; the Company's motion to dismiss was denied, and HBOC's motion to dismiss was partially granted as to some of the tort claims against it. On June 21, 1999, defendants filed their answer and counterclaims against SSB for violations of Section 10(b) of the Securities Exchange Act of 1934; breach of fiduciary duty; negligence; breach of contract; misappropriation of trade secrets; and rescission and restitution. Trial is scheduled for October 1999.

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

  The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $17 million, net of approximately $3.5 million which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $17 million is expected to be paid out between April 1999 and March 2028 and is included in the Company's recorded environmental liabilities at March 31, 1999.

  In addition, the Company has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 19 Superfund sites. With respect to each of these Superfund sites, numerous other PRP's have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 19 Superfund sites is approximately $2 million. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant. The $2 million is included in the Company's recorded environmental liabilities at March 31, 1999.

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

  Except as specifically stated above with respect to the litigation matters arising from the Company's restatement of previously reported amounts for HBOC, management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed in this Item 3 will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

  A special meeting of the Company's stockholders was held on January 12, 1999, to consider and vote upon a proposal to approve the merger agreement between McKesson and HBOC and the transactions contemplated by the Agreement, including the issuance of Company stock to effect the merger and the change of the Company's name to "McKesson HBOC, Inc." The proposal was approved by the following vote of the Company's stockholders:

      Votes For                   Votes Against                                 Votes Withheld
      ---------                   -------------                                 --------------
      75,956,677                    3,357,587                                      460,719

                     Executive Officers of the Registrant

  The following table sets forth information concerning the executive officers of the Registrant as of July 14, 1999. The number of years of service with the Company includes service with predecessor companies (including McKesson).

  There are no family relationships between any of the executive officers or directors of the Registrant. The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have been qualified, or until death, resignation or removal, whichever is sooner.

 Name                               Age  Position with Registrant and Business Experience
 ----                               ---  ------------------------------------------------
 John H. Hammergren...............   40  Co-President and Co-Chief Executive Officer
                                         effective July 15, 1999 and a director
                                         effective July 12, 1999. Formerly Executive
                                         Vice President, President and Chief Executive
                                         Officer, Supply Management Business (January-
                                         June 1999); Group President, McKesson Health
                                         Systems Group (1997-1999) and Vice President
                                         since 1996. President, Medical/Surgical
                                         Division, Kendall Healthcare Products Company
                                         (1993-1996). Service with the Company--3
                                         years.

 David L. Mahoney.................   45  Co-President and Co-Chief Executive Officer
                                         effective July 15, 1999 and a director
                                         effective July 12, 1999. Formerly Executive
                                         Vice President, President and Chief Executive
                                         Officer, Pharmaceutical Services Business
                                         (January-June 1999); Vice President since
                                         1990; Group President, Pharmaceutical Services
                                         and International Group (1997-1999);
                                         President, Pharmaceutical and Retail Services
                                         (1996-1997); President, Pharmaceutical
                                         Services Group (December 1995-August 1996);
                                         President, Health Care Delivery Systems, Inc.,
                                         subsidiary (1994-1995). Service with the
                                         Company--9 years.

 Heidi E. Yodowitz................   45  Acting Chief Financial Officer since June 18,
                                         1999. Senior Vice President since January 1999
                                         and Controller since 1996. Formerly Staff Vice
                                         President, Planning & Analysis (1995-1996);
                                         Assistant Controller (1990-1994). Service with
                                         the Company--9 years.

 Ivan D. Meyerson.................   54  Corporate Secretary since April 1, 1999 and
                                         Senior Vice President and General Counsel
                                         since January 1999; Vice President and General
                                         Counsel (1987-January 1999). Service with the
                                         Company--21 years.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

  (a) Market Information

  The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter are included in Financial Note 20 to the consolidated financial statements, "Quarterly Financial Information (Unaudited)," appearing on page F-77 of this Annual Report on Form 10-K.

  (b) Holders

  The number of record holders of the Company's common stock at June 30, 1999 was approximately 17,500.

  (c) Dividends

  Dividend information is included in Financial Note 20 to the consolidated financial statements, "Quarterly Financial Information (Unaudited)," appearing on page F-77 to this Annual Report on Form 10-K.

  (d) Other Information

  On August 3, 1998, the Company issued 2,022,711 shares of common stock to former shareholders of Hawk Medical Supply, Inc. ("Hawk"), a privately held company, in connection with the Company's acquisition of Hawk. The former shareholders of Hawk were limited in number and were either accredited investors or otherwise sophisticated investors. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.

  On September 23, 1998, the Company issued 1,396,079 shares of common stock to the former shareholders of APS, a privately held company, in connection with the Company's acquisition of APS. The former shareholders of APS were limited in number and were either accredited investors or otherwise sophisticated investors. The shares were issued pursuant to the exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

Item 6. Selected Financial Data

  Selected financial data is presented in the Six-Year Highlights on pages F-2 to F-4 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's discussion and analysis of the Company's financial condition and results of operations is presented in the Financial Review on pages F-5 to F-28 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  Information required by this item is included in the Financial Review on page F-23 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

  Financial Statements and Supplementary Data appear on pages F-31 to F-77 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information with respect to Directors of the Company is incorporated by reference from the Company's 1999 Proxy Statement (the "Proxy Statement"). Certain information relating to Executive Officers of the Company appears page 16 of this Annual Report on Form 10-K. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Company's Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedule and Exhibits

                                                                           Page
                                                                           ----
     (1) Consolidated Financial Statements and Independent Auditors'
         Reports:
         See "Index to Consolidated Financial Statements"...............   F-1

     (2) Supplementary Consolidated Financial Statement Schedule--
         Valuation and Qualifying Accounts..............................    21

         Financial statements and schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

     (3) Exhibits:
         Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other
         filings are listed on the Exhibit Index........................    22

  (b) Reports on Form 8-K

    The following reports on Form 8-K were filed during the three months ended March 31, 1999:

    Form 8-K
    Date of Report: January 14, 1999
                                   Date Filed: January 14, 1999

     Item 2. Acquisition or disposition of assets
    The Registrant reported the completion of its acquisition of HBO & Company pursuant to the Agreement and Plan of Merger dated October 17, 1998, as amended.

     Item 5. Other events

    The Registrant reported the completion of certain actions, including the change of the Company's name from "McKesson Corporation" to "McKesson HBOC, Inc.," and amendment of the By-Laws pursuant to the terms of the Merger agreement. The Registrant also reported the resignation of each of Mary G.F. Bitterman, John M. Pietruski, David S. Pottruck and Robert H. Waterman, Jr. as a director of McKesson and of Alan Seelenfreund as Chairman of the Board of Directors, and, the election of Alfred C. Eckert III, Alton F. Irby III, Gerald E. Mayo and James V. Napier as Directors, and the election of Charles W. McCall to serve as Chairman of the Board of Directors.

    Form 8-K

    Date of Report: January 27, 1999
                                   Date Filed: January 27, 1999


     Item 5. Other events

    The Registrant filed certain information regarding the Company including a copy of the Registrant's press release of January 25, 1999 announcing its financial results for the third fiscal quarter ended December 31, 1998.

    The Registrant also filed certain consolidated financial information of HBOC for the quarter ended December 31, 1998 for purposes of satisfying the requirements of ASR 135 for the benefit of certain former shareholders of IMNET Systems, Inc. IMNET was acquired by HBOC in October 1998 in a transaction accounted for as a pooling of interests.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McKesson HBOC, Inc.

Dated, July 14, 1999                         /s/ Heidi E. Yodowitz
                                          By __________________________________
                                          Heidi E. Yodowitz Senior Vice
                                          President and Controllerand Acting
                                          Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 14, 1999 by the following persons on behalf of the Registrant and in the capacities indicated:

                   *
-------------------------------------
 John H. Hammergren
 Co-President and Co-Chief Executive
 Officer Elect
 and Director
 (Principal Executive Officer)

                   *
-------------------------------------
 David L. Mahoney
 Co-President and Co-Chief Executive
 Officer Elect
 and Director
 (Principal Executive Officer)

                   *
-------------------------------------
 Heidi E. Yodowitz
 Senior Vice President and Controller
 and
 Acting Chief Financial Officer
 (Principal Financial Officer and
 Principal Accounting Officer)

                   *
-------------------------------------
 Alfred C. Eckert III, Director

                   *
-------------------------------------
 Tully M. Friedman, Director

                   *
-------------------------------------
 Alton F. Irby III, Director

                   *
-------------------------------------
 Christine Jacobs, Director

                   *
-------------------------------------
 Gerald E. Mayo, Director

-------------------------------------
 Charles W. McCall, Director

                   *
-------------------------------------
 James V. Napier, Director

                   *
-------------------------------------
 David Pottruck, Director

-------------------------------------
 Mark A Pulido, Director

                   *
-------------------------------------
 Carl E. Reichardt, Director

                   *
-------------------------------------
 Alan Seelenfreund, Director
 Chairman of the Board

                   *
-------------------------------------
 Jane E. Shaw, Director

 /s/ Ivan D. Meyerson
-------------------------------------
 Ivan D. Meyerson
 *Attorney-in-Fact

 Dated: July 14, 1999

                                                                     Schedule II

           McKESSON HBOC, INC.--SUPPLEMENTARY CONSOLIDATED FINANCIAL
                               STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (in millions)

        Column A           Column B         Column C           Column D     Column E
        --------         ------------ ---------------------- ------------- ----------
                                            Additions
                                      ----------------------
                          Balance at  Charged to  Charged to               Balance at
                         Beginning of Costs and     Other                    End of
      Description           Period     Expenses    Accounts  Deductions(1) Period(2)
      -----------        ------------ ----------  ---------- ------------- ----------
Amounts deducted from
 assets to which they
 apply:
Year Ended March 31,
 1999
 Allowances for doubtful
  accounts receivable...    $54.7       $87.3(3)    $16.3       $(17.0)      $141.3
 Other reserves.........     29.8        11.1         --          (0.1)        40.8
                            -----       -----       -----       ------       ------
                            $84.5       $98.4       $16.3       $(17.1)      $182.1
                            =====       =====       =====       ======       ======
Year Ended March 31,
 1998
 Allowances for doubtful
  accounts receivable...    $38.4       $17.0       $ --        $ (0.7)      $ 54.7
 Other reserves.........     22.8        20.1         --         (13.1)        29.8
                            -----       -----       -----       ------       ------
                            $61.2       $37.1       $ --        $(13.8)      $ 84.5
                            =====       =====       =====       ======       ======
Year Ended March 31,
 1997
 Allowances for doubtful
  accounts receivable...    $35.9       $28.5(4)    $ --        $(26.0)      $ 38.4
 Other reserves.........     15.2        18.6         --         (11.0)        22.8
                            -----       -----       -----       ------       ------
                            $51.1       $47.1       $ --        $(37.0)      $ 61.2
                            =====       =====       =====       ======       ======

Notes:                                                        1999  1998  1997
------                                                       ------ ----- -----
(1)Deductions:
 Written off................................................ $ 17.1 $13.6 $37.0
 Credited to other accounts.................................    --    0.2   --
                                                             ------ ----- -----
 Total...................................................... $ 17.1 $13.8 $37.0
                                                             ====== ===== =====
(2)Amounts shown as deductions from:
 Current receivables........................................ $181.5 $83.7 $60.4
 Notes receivable...........................................    0.6   0.8   0.8
                                                             ------ ----- -----
 Total...................................................... $182.1 $84.5 $61.2
                                                             ====== ===== =====

(3) Includes charge of $70 million for receivable reserves for the Health Care Information Technology segment related to exposures for bad debts, disputed amounts and customer allowances.
(4) Includes charges of $15.1 million for receivables related to management's reevaluation of the U.S. Health Care Supply Management business estimated exposures for bad debts, disputed amounts, customer allowances and rebates.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated as of October 17, 1998, by and among McKesson Corporation ("McKesson"), McKesson Merger Sub, Inc.
         ("Merger Sub") and HBO & Company ("HBOC") (Exhibit 2.1 (1)).

  2.2 Amendment Agreement to Agreement and Plan of Merger, dated as of November 9, 1998, by and among McKesson, Merger Sub and HBOC (Exhibit
         2.2 (1)).

  2.3    Second Amendment Agreement to that certain Agreement and Plan of
         Merger dated October 17, 1998, as amended by an Amendment Agreement dated as of November 9, 1998 (Exhibit 2.1 (2)).

  3.1 Restated Certificate of Incorporation of the Company as filed with the office of the Delaware Secretary of State on July 30, 1998 (Exhibit
         3.2 (3)).

  3.2 Certificate of Amendment to the Restated Certificate of Incorporation of Registrant as filed with the office of the Delaware Secretary of State on January 12, 1999 (Exhibit 4.3 (4)).

  3.3    Restated By-Laws of the Company, as amended through April 26, 1999.

  3.4    Amendment to Restated By-Laws of the Company dated April 26, 1999.
  4.1    Rights Agreement dated as of October 21, 1994 between McKesson and
         First Chicago Trust Company of New York, as Rights Agent (the "Rights
         Agreement") (Exhibit 4.1 (5)).

  4.2    Amendment No. 1 to the Rights Agreement dated October 19, 1998
         (Exhibit 99.1 (6)).

  4.3 Indenture, dated as of March 11, 1997, by and between McKesson, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit
         4.4 (7)).

  4.4 Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among McKesson, as Sponsor, The First
         National Bank of Chicago, as Institutional Trustee, First Chicago
         Delaware, Inc., as Delaware Trustee and William A. Armstrong, Ivan D.
         Meyerson and Nancy A. Miller, as Regular Trustees (Exhibit 4.2 (8)).

  4.5 McKesson Corporation Preferred Securities Guarantee Agreement, dated as of February 20, 1997, between McKesson, as Guarantor, and The First
         National Bank of Chicago, as Preferred Guarantor (Exhibit 4.7 (9)).

  4.6 Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

 10.1* Form of Employment Agreement, dated as of March 31, 1999, by and between the Company and certain designated Executive Officers.

 10.2* Employment Agreement, dated as of March 31, 1999, by and between the Company and a former Executive Vice President who was also the President and Chief Executive Officer of the Company's Information
         Technology Business.

 10.3* Amended and Restated Employment Agreement, dated March 26, 1999, by and between the Company and its former President and Chief Executive
         Officer.

 10.4* Form of Termination Agreement by and between the Company and certain designated Corporate Officers (Exhibit 10.23 (10)).

 10.5* McKesson HBOC, Inc. 1994 Stock Option and Restricted Stock Plan (as amended through January 27, 1999).

 10.6* McKesson HBOC, Inc. 1997 Non-Employee Directors' Equity Compensation and Deferral Plan, as amended through January 27, 1999.


 Exhibit
 Number                                Description
 -------                               -----------
 10.7*   McKesson HBOC, Inc. Supplemental PSIP.

 10.8* McKesson HBOC, Inc. Deferred Compensation Administration Plan amended as of January 27, 1999.

 10.9* McKesson HBOC, Inc. Deferred Compensation Administration Plan II, as amended effective January 27, 1999.

 10.10* McKesson HBOC, Inc. 1994 Option Gain Deferral Plan, as amended effective January 27, 1999.

 10.11* McKesson HBOC, Inc. Directors' Deferred Compensation Plan, as amended effective January 27, 1999.

 10.12*  McKesson HBOC, Inc. 1985 Executives' Elective Deferred Compensation
         Plan, amended as of January 27, 1999.

 10.13* McKesson HBOC, Inc. Management Deferred Compensation Plan, amended as of January 27, 1999.

 10.14* McKesson HBOC, Inc. 1984 Executive Benefit Retirement Plan, as amended through January 27, 1999.

 10.15* McKesson HBOC, Inc. 1988 Executive Survivor Benefits Plan, as amended effective January 27, 1999.

 10.16*  McKesson HBOC, Inc. Executive Medical Plan Summary.

 10.17* McKesson HBOC, Inc. Severance Policy for Executive Employees (as amended through January 27, 1999).

 10.18*  McKesson HBOC, Inc. 1989 Management Incentive Plan, as amended through
         January 27, 1999.

 10.19*  McKesson HBOC, Inc. Long-Term Incentive Plan, as amended through
         January 27, 1999.

 10.20*  McKesson HBOC, Inc. Stock Purchase Plan, as amended through January
         27, 1999.

 10.21*  McKesson HBOC, Inc. 1999 Executive Stock Purchase Plan (Exhibit 99.1
         (11)).

 10.22* Form of Consulting Agreement, dated as of March 28, 1997, by and between McKesson and its former Chairman and retired Chief Executive
         Officer (Exhibit 10.32 (7)).

 10.23*  Amendment No. 1 to Consulting Agreement, entered into as of March 25,
         1998, by and between McKesson and its Chairman and retired Chief
         Executive Officer (Exhibit 10.1(3)).

 10.24*  HBO & Company 1990 Executive Incentive Plan (Exhibit 4 (12) and
         Exhibit 4(a) (12)).

 10.25*  HBO & Company 1993 Stock Option Plan for Nonemployee Directors
         (Exhibit 4 (13)).

 10.26*  HBO & Company Omnibus Stock Incentive Plan (Exhibit 4 (14)).

 10.27* McKesson HBOC, Inc. 1998 Employee Stock Purchase Plan (as amended and restated effective January 12, 1999 (Exhibit 99.25 (4)).

 10.28*  Statement of Terms and Conditions Applicable to Certain Stock Options
         Granted on January 27, 1999.

 10.29   Credit Agreement dated as of November 10, 1998 among McKesson, Medis
         Health and Pharmaceutical Services Inc., an Ontario corporation and indirect wholly owned subsidiary of McKesson, Bank of America National
         Trust and Savings Association, as Agent, Bank of America Canada, as
         Canadian Administrative Agent, The Chase Manhattan Bank, as documentation agent, First Union National Bank, as documentation agent, The First National Bank of Chicago, as documentation agent, and the other financial institutions party thereto.

 10.30   Stock Option Agreement, dated October 17, 1998, between McKesson and
         HBOC (Exhibit 99.1 (1)).

 10.31   Stock Option Agreement, dated October 17, 1998, between HBOC and
         McKesson (Exhibit 99.2 (1)).


 Exhibit
 Number                                Description
 -------                               -----------

 ***

 21      List of Subsidiaries of the Company.

 23.1    Consent of Deloitte & Touche LLP.

 23.2    Consent of Arthur Andersen LLP.

 24      Power of Attorney.

 27.1    Financial Data Schedule.

 27.2    Financial Data Schedule.

 27.3    Financial Data Schedule.

 99.1 Registration Rights Agreement dated as of June 22, 1998 by McKesson and the other undersigned parties thereto (Exhibit 10.1(15)).

 99.2 Registration Rights Agreement dated as of August 27, 1998, by McKesson and the other undersigned parties thereto.

 99.3    Annual Report on Form 11-K for HBO & Company Profit-Sharing and
         Savings Plan.

--------
Footnotes to Exhibit Index:

  * Denotes management contract or compensatory plan, contract or arrangement.
 (1) Incorporated by reference to designated exhibit to Amendment No. 1 to McKesson's Form S-4 Registration Statement No. 333-67299 filed on November 27, 1998.
 (2) Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K dated January 14, 1999.
 (3) Incorporated by reference to designated exhibit to McKesson's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
 (4) Incorporated by reference to designated exhibit to the Company's Form S-8 Registration Statement No. 333-70501 filed on January 12, 1999.
 (5) Incorporated by reference to designated exhibit to Amendment No. 3 to McKesson's Registration Statement on Form 10 filed on October 27, 1994.
 (6) Incorporated by reference to designated exhibit to McKesson's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
 (7) Incorporated by reference to designated exhibit to McKesson's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
 (8) Incorporated by reference to designated exhibit to Amendment No. 1 to McKesson's Form S-3 Registration Statement No. 333-26433 filed on June 18, 1997.
 (9) Incorporated by reference to designated exhibit to McKesson's Form S-3 Registration Statement No. 333-26433 filed on May 2, 1997.
(10) Incorporated by reference to designate exhibit to McKesson's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
(11) Incorporated by reference to designated exhibit to the Company's Form S-8 Registration Statement No. 333-71917 filed on February 5, 1999.
(12) Incorporated by reference to designated exhibits to HBOC's Form S-8 Registration Statement No. 33-82962 filed on August 1, 1994 and its Form S-8 Registration Statement No. 333-05759 filed on June 12, 1996.
(13) Incorporated by reference to designated exhibit to HBOC's Form S-8 Registration Statement No. 33-67300 filed on August 12, 1993.
(14) Incorporated by reference to designated exhibit to HBOC's Form S-8 Registration Statement No. 333-26885 filed on May 12, 1997.
(15) Incorporated by reference to designated exhibit to McKesson's Form S-3 Registration Statement No. 333-66359 filed on October 30, 1998.

                       CONSOLIDATED FINANCIAL INFORMATION

                                    CONTENTS

                                                                           Page
                                                                           ----
Six-Year Highlights.......................................................  F-2
Financial Review..........................................................  F-5
Consolidated Financial Statements
  Independent Auditors' Report............................................ F-29
  Report of Independent Public Accountants................................ F-30
  Statements of Consolidated Income for the years ended March 31, 1999,
   1998 and 1997.......................................................... F-31
  Consolidated Balance Sheets, March 31, 1999, 1998 and 1997.............. F-32
  Statements of Consolidated Stockholders' Equity for the years ended
   March 31, 1999,
   1998 and 1997.......................................................... F-34
  Statements of Consolidated Cash Flows for the years ended March 31,
   1999, 1998 and 1997.................................................... F-36
  Financial Notes......................................................... F-37

                              SIX-YEAR HIGHLIGHTS

                            CONSOLIDATED OPERATIONS

                                              Years Ended March 31
                           -----------------------------------------------------------------------------------
                             1999          1998         1997(1)        1996          1995              1994
                           ---------     ---------     ---------     ---------     ---------         ---------
                                 (dollars in millions except per share amounts)
Revenues.................  $30,382.3     $22,419.3     $16,914.3     $13,804.0     $12,948.5         $11,826.5
 Percent change..........       35.5 %        32.5%         22.5%          6.6 %         9.5 %             7.2 %
Gross profit(2)..........    2,665.6 (2)   2,393.4       1,711.0       1,358.6       1,130.0 (2)       1,046.7
 Percent of revenues.....        8.8 %        10.7%         10.1%          9.8 %         8.7 %             8.9 %
Operating profit.........      356.3 (3)     632.5(4)      252.6(5)      199.7 (6)     128.2 (7)         240.7
 Percent of revenues.....        1.2 %         2.8%          1.5%          1.4 %         1.0 %             2.0 %
Operating profit
 excluding unusual
 items(8)................      764.8         728.6         481.1         339.7         266.5             240.7
 Percent of revenues.....        2.5 %         3.2%          2.8%          2.5 %         2.1 %             2.0 %
EBIT(9)(21)..............      304.6 (3)     584.8(4)      209.8(5)      164.2 (6)      15.5 (10)        190.6 (11)
 Percent of revenues.....        1.0 %         2.6%          1.2%          1.2 %         0.1 %             1.6 %
EBIT(9)(21) excluding
 unusual items(8)........      713.1         680.9         438.3         304.2         228.2             204.0
 Percent of revenues.....        2.3 %         3.0%          2.6%          2.2 %         1.8 %             1.7 %
Interest expense-net of
 corporate interest
 income..................       96.4          78.4          38.6          11.8          31.1              34.5
Income (loss) before
 income taxes............      208.2 (3)     506.4(4)      171.2(5)      152.4 (6) $   (15.6)(10)        156.1 (11)
Income taxes.............      117.1         195.6(12)      87.2          57.9         109.1 (13)         60.7
Effective tax rate.......       56.2 %        38.6%         50.9%         38.0 %         --               38.9 %
Dividends on preferred
 securities of subsidiary
 trust, net of tax
 benefit.................        6.2           6.2           0.7           --            --                --
Income (loss) after taxes
 Continuing operations...       84.9 (3)     304.6(4)       83.3(5)       94.4 (6)    (124.8)(10,13)      95.3 (11)
 Discontinued
  operations.............        --            --          128.8(14)      14.7         554.6 (15)         87.8 (16)
 Extraordinary item......        --            --            --            --            --               (4.1)
 Cumulative effect of
  accounting change......        --            --            --            --            --              (16.7)
Net income...............       84.9         304.6         212.1         109.1         429.8             162.3
 Percent change..........      (72.1)%        43.6%         94.4%        (74.6)%       164.8 %            11.5 %
Average stockholders'
 equity..................    2,772.0       2,273.8       1,690.9       1,093.9         841.7             639.4
 Return on equity(17)....        3.1 %        13.4%         12.5%         10.0 %        51.1 %            25.4 %
Depreciation and
 amortization of
 intangibles.............      173.4         148.7         124.7         104.0          84.1              72.1
EBITA(18)(21)............      346.6         619.7         234.2         184.3          27.9             200.5
Average committed
 capital(19).............    3,026.8       2,230.7       1,541.7         843.5         972.2             917.3
Return on committed
 capital(20).............       11.5 %        27.8%         15.2%         21.8 %         2.9 %            21.9 %
Return on committed
 capital excluding
 unusual items(8,20).....       24.9 %        32.1%         30.0%         38.4 %        24.7 %            23.3%
Common dividends
 declared................       84.9          62.0          52.1          45.5          57.2              67.5
Diluted earnings (loss)
 per common share
 Continuing operations...  $    0.31     $    1.10     $    0.32     $    0.36     $   (0.56)        $    0.39
 Discontinued
  operations.............        --            --           0.48          0.06          2.40              0.39
 Extraordinary item......        --            --                          --            --              (0.02)
 Cumulative effect of
  accounting change......        --            --                          --            --              (0.07)
 Total...................       0.31          1.10          0.80          0.42          1.84              0.69

--------
 (1) Includes the results of the FoxMeyer Corporation pharmaceutical distribution business ("FoxMeyer") from the acquisition date of November 8, 1996 and of McKesson General Medical Corp. from the acquisition date of February 21, 1997.
 (2) Revenues less cost of sales; fiscal 1999 and 1995 include $1.2 million and $35.9 million, respectively, of Health Care Supply Management charges for restructuring, asset impairments and other operating items representing 0.004% and 0.3% of 1999 and 1995 revenues, respectively.
 (3) Includes $180.3 million of Health Care Supply Management, $215.6 million of Health Care Information Technology and $12.6 million of Water Products segment charges for transaction costs, costs associated with employee benefits, primarily related to the change of control provisions, employee severance, asset impairment write-downs, restructuring, integration and affiliation costs incurred, and system installation costs associated primarily with acquisitions, 1.3% of revenues in the aggregate, $293.9 million after-tax.
 (4) Includes $16.7 million of Health Care Supply Management segment charges for the terminated merger with AmeriSource Health Corporation ("AmeriSource") and $13.9 million in costs associated primarily with the integration and rationalization of recent acquisitions; and, $65.5 million of Health Care Information Technology segment acquisition charges related to the acquisitions of AMISYS Managed Care Systems, Inc., Enterprise Systems, Inc., HPR Inc. and National Health Enhancement Systems, Inc. and the merger of Access Health, Inc. and Informed Access Systems, Inc., 0.4% of revenues in the aggregate, $65.3 million after-tax.
                                        (footnotes continued on following page)

 (5) Includes Health Care Supply Management and Water Products segment charges of $98.8 million for restructuring, asset impairment and other operating items and $48.2 million for the write-off of purchased in-process technology related to the acquisition of Automated Healthcare, Inc. and, Health Care Information Technology segment charges of $81.5 million related to the acquisition of CyCare Systems, Inc., Management Software, Inc. and GMIS Inc. and the merger of Access Health, Inc. and Informed Access Systems Inc., 1.4% of revenues in the aggregate; $161.2 million after-tax.
 (6) Includes Health Care Information Technology segment charges of $116.4 million for asset write-offs, $19.0 million for acquisition-related severance and $4.6 million in product related write-offs, 1.0% of revenues in the aggregate, $84.2 million after-tax.
 (7) Includes $124.6 million of Health Care Supply Management and Water Products segment charges for restructuring, asset impairments and other operating items and, $13.7 million of Health Care Information Technology segment charges for acquisition-related activities and severance costs, 1.1% of revenues, in the aggregate.
 (8) Unusual items include those which management believes are either one-time occurrences and/or events which are not related to normal, on-going operations or represent charges that are in excess of normal/historical amounts. See Notes 2, 3, 4, 5, 6, 7, 10, 11, 12 and 13.
 (9) Income (loss) from continuing operations before interest expense-net of corporate interest income, taxes and dividends on preferred securities of subsidiary trust.
(10) Includes $124.6 million of Health Care Supply Management and Water Products segment charges for restructuring, asset impairments and other operating items, $13.7 million of Health Care Information Technology segment charges for acquisition-related activities and severance costs, $74.3 million of Corporate expenses for compensation costs associated with the sale of the Company's pharmaceutical benefit management business ("PCS") and charges for restructuring, asset impairment and other operating items representing 1.6% of revenues in the aggregate, $138.8 million after-tax.
(11) Includes a loss on the termination of interest rate swap arrangements of $13.4 million, $8.2 million after-tax.
(12) Includes a $4.6 million favorable tax adjustment.
(13) Includes $107.0 million of income tax expense related to the sale of PCS.
(14) Includes gain on sale of Armor All Products Corporation ("Armor All") of $120.2 million after-tax.
(15) Includes gain on sale of PCS of $576.7 million after-tax, write-down of the Company's investment in Millbrook Distribution Services, Inc. ("Millbrook") of $72.8 million after-tax, and $1.0 million of income after-tax from a donation of Armor All stock.
(16) Includes $32.7 million after-tax relating to a gain on the sale and donation of Armor All stock.
(17) Based on net income.
(18) Earnings before interest expense-net of corporate interest income, income taxes and amortization of intangibles.
(19) Capital employed less cash and cash equivalents, marketable securities and intangibles.
(20) Earnings before interest expense-net of corporate interest income, income taxes and amortization of intangibles divided by average committed capital (capital employed less cash and cash equivalents, marketable securities and intangibles).
(21) EBITA and EBIT are not intended to represent cash flow from operations, or alternatives to net income, each as defined by generally accepted accounting principles. In addition, the measures of EBITA and EBIT presented herein may not be comparable to other similarly titled measures used by other companies. The Company believes that EBITA and EBIT are standard measures commonly reported and widely used by analysts, investors and other interested parties operating in the Company's industries. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in similar industries.

                              SIX YEAR HIGHLIGHTS

                        CONSOLIDATED FINANCIAL POSITION

                                         Years Ended March 31
                         -------------------------------------------------------------
                           1999      1998    1997(1)      1996      1995        1994
                         --------  --------  --------   --------  --------    --------
                                (in millions except per share amounts)
                         -------------------------------------------------------------
Customer receivables.... $2,322.0  $1,802.8  $1,477.4   $  810.4  $  887.0    $  794.7
 Days of sales(2).......     27.5      28.9      25.9       21.1      24.9        24.2
Inventories.............  3,529.0   2,608.7   2,277.5    1,332.4   1,092.9       907.9
 Days of sales(2).......     45.8      46.9      44.5       38.5      33.3        30.3
Drafts and accounts
 payable................  3,579.7   2,206.8   2,125.3    1,410.6   1,422.8     1,268.1
 Days of sales(2).......     46.5      39.7      41.5       40.8      43.3        42.3
Current assets..........  6,499.5   5,357.1   4,612.6    3,013.4   2,932.1     1,912.4
Current liabilities.....  4,800.1   3,127.0   3,078.3    1,939.8   1,819.6     1,533.6
Working capital.........  1,699.4   2,230.1   1,534.3    1,073.6   1,112.5       378.8
 Percent of
  revenues(2)...........      5.6%      9.9%      9.1 %      7.8%      8.7%        3.2%
Property, plant and
 equipment--net.........    694.0     593.1     489.3      459.7     432.0       419.0
 Percent of
  revenues(2)...........      2.3%      2.6%      2.9 %      3.3%      3.4%        3.5%
 Capital expenditures...    250.7     219.1     128.0      102.2      98.5        83.3
Total assets............  9,081.6   7,349.7   6,473.3    4,356.8   4,146.8     3,196.2
Total debt(3)...........  1,157.5   1,335.8   1,047.1      428.8     447.6       527.2
Trust convertible
 preferred securities...    195.6     195.4     194.8        --        --          --
Stockholders' equity....  2,881.8   2,561.7   2,081.8    1,710.0   1,636.7       960.9
Capital employed(4).....  4,234.9   4,092.9   3,323.7    2,138.5   2,084.3     1,488.1
 Ratio of net debt to
  net capital
  employed(5)...........     22.4%     19.0%     16.4 %      --        --         28.8%
Diluted shares..........    289.8     282.1     265.2      243.8     231.1       228.4
Common shares
 outstanding at March
 31.....................    280.6     271.0     259.0      246.1     224.5       213.1
Dividends per common
 share(6)...............     0.44      0.50      0.50       0.50      0.67        0.83
Cash distribution from
 the sale of PCS per
 common share...........      --        --        --         --      38.00(7)      --
Book value per common
 share(8)...............    10.27      9.45      8.04       6.95      7.29        3.92
Market price
 High...................   96 1/4    61 3/4    34 1/8   27 13/16    54 5/8      34 1/4
 Low....................   52 1/4    31 1/2   20 9/16     18 5/8   15 1/16     19 5/16
 At year end............       66    57 3/4        32     25 5/8   20 3/16      29 3/4

--------
(1) Includes the results of the FoxMeyer business from the acquisition date of November 8, 1996 and of McKesson General Medical Corp. from the acquisition date of February 21, 1997.
(2) Based on year-end balances and sales or cost of sales assuming major acquisitions occurred at beginning of year.
(3) Total debt includes all interest-bearing debt and capitalized lease obligations.
(4) Capital employed consists of total debt, convertible preferred securities of subsidiary trust and stockholders' equity.
(5) Ratio computed as net debt (total debt less cash and cash equivalents and marketable securities) to net capital employed (capital employed less cash and cash equivalents and marketable securities).
(6) Dividends per common share amounts do not reflect the effects of poolings of interest transactions.
(7) Received by stockholders directly from Eli Lilly and Company.
(8) Stockholders' equity less preferred stock plus portion of ESOP notes and guarantee related to the Series B ESOP preferred stock divided by year-end common shares outstanding.

                               FINANCIAL REVIEW

GENERAL

  Management's discussion and analysis, referred to as the Financial Review, is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of McKesson HBOC, Inc., together with its subsidiaries. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying Financial Notes.

HBOC TRANSACTION

  On January 12, 1999, the Company, formerly McKesson Corporation ("McKesson"), completed a merger with HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of Company common stock for all of the issued and outstanding shares of common stock of HBOC (the "HBOC Transaction"). Each share of HBOC was exchanged for
0.37 of a share of Company common stock. The Company was renamed McKesson HBOC, Inc. ("McKesson HBOC" or "the Company"). The merger was structured as a tax-free reorganization and was accounted for as a pooling of interests. The historical financial statements give retroactive effect to the HBOC Transaction and other acquisitions completed by McKesson and HBOC accounted for under the pooling of interests method.

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

  In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Also, words such as "estimates", "expects", "anticipates", "plans", "believes" and similar expressions identify forward-looking statements involving risks and uncertainties. These include, but are not limited to: the resolution or outcome of the pending litigation and government investigations relating to the previously announced financial restatement (the "Pending Proceedings"); the Company's ability to successfully integrate and operate acquired businesses and the risks associated with such businesses, including the merger that created McKessonHBOC; the changing U.S. health care environment, including potential changes in private and governmental reimbursement for health care services, the method by which such services are delivered, legislation or regulations governing such services or mandated benefits, and changes in manufacturers' pricing or distribution policies; the ability of the Company's Health Care Information Technology business to retain existing customers and to attract new customers in light of rapid technological advances and changing business models, slowing of demand for software products because of Year 2000 concerns, and challenges in integrating the Company's software products; the effect of the Pending Proceedings on the Company's ability to manage its businesses and to attract and retain employees and management; and the Company's ability and the ability of the Company's vendors and customers to complete the necessary actions to achieve a Year 2000 conversion for computer systems and applications.


  These and other risks and uncertainties are described herein or in the Company's other public documents. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BUSINESS SEGMENTS

  The Company conducts its operations through three operating business segments: Health Care Supply Management, Health Care Information Technology and Water Products. The Health Care Supply Management segment includes the Company's U.S. pharmaceutical, health care products and medical-surgical supplies distribution businesses. U.S. Health Care Supply Management operations also include marketing and other support services to pharmaceutical manufacturers, the manufacture and sale of automated pharmaceutical

                              McKESSON HBOC, INC.

dispensing systems for hospitals and retail pharmacists, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. Health Care Supply Management also includes the Company's international distribution operations (including operations in Canada and an equity interest in a Mexican distribution business).

  The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to health care organizations throughout the U.S. and certain foreign countries.

  The Water Products segment is engaged in the processing, delivery and sale of bottled drinking water to homes and businesses and the sale of packaged water to retail stores.

HBOC Restatements

  On April 28, 1999, the Company announced that during the course of its year-end audit process, the Company determined that certain software sales transactions at its Health Care Information Technology business were improperly recorded and had been reversed. The Audit Committee of the Company's Board of Directors subsequently initiated an investigation into such matters. As a result of the findings of the investigation and the year end internal and external audit process, the Company's consolidated financial statements reflect amounts for HBOC which have been restated from those previously reported by HBOC. The results of operations of HBOC have been restated for the quarters ended December 31, 1998, September 30, 1998 and June 30, 1998 and the fiscal years ended March 31, 1998 and 1997 to reflect corrections of accounting errors in the Company's Health Care Information Technology segment (formerly HBOC). See Financial Note 3 to the consolidated financial statements, and "Business--Matters Relating to Restatement of Financial Results".

  The operating results of the Company and its underlying business segments include business combinations that were accounted for as poolings of interests. Accordingly, all financial information gives retroactive effect to these business combinations as if all of the pooled companies operated as one entity for all periods presented. In addition, the Company and certain of its business segments also include businesses that were acquired and accounted for as purchases. The results of operations of purchased companies are included in the consolidated financial statements since their dates of acquisition. See Financial Note 4 to the consolidated financial statements.

Acquisitions

 Fiscal Year 1999 Acquisitions

  In addition to the HBOC Transaction, the Company completed several acquisitions in fiscal 1999 in the Health Care Supply Management and Health Care Information Technology segments accounted for under the pooling of interests method as follows:

  In August 1998, the Company acquired Hawk Medical Supply, Inc., a distributor of medical-surgical supplies, for approximately 2 million shares of Company common stock.

  Also, in August 1998, the Company acquired J. Knipper and Company, a provider of direct mail, fulfillment and sales support services, including sample distribution to physician and pharmaceutical company sales representatives, for approximately 300,000 shares of Company common stock.

  In September 1998, the Company acquired Automated Prescription Systems, Inc., a manufacturer of automated prescription filling and dispensing systems, for approximately 1.4 million shares of Company common stock.

                              McKESSON HBOC, INC.

  In October 1998, the Company acquired US Servis, Inc., a professional management company that provides outsourcing services for physician delivery systems and hospital business offices, for approximately 1.9 million shares of HBOC common stock (equivalent to approximately 700,000 shares of Company common stock after application of the exchange ratio of 0.37 shares of Company common stock for each share of HBOC common stock (the "Exchange Ratio")).

  In October 1998, the Company completed the acquisition of IMNET Systems, Inc., a leading provider of electronic information and document management solutions for the health care industry, for approximately 9.6 million shares of HBOC common stock and 1.6 million HBOC stock options (equivalent to approximately 3.6 million shares of Company common stock and 0.6 million Company stock options after application of the Exchange Ratio).

  In December 1998, the Company acquired Access Health, Inc., a provider of clinically based care management programs and health care information services, for approximately 34.4 million shares of HBOC common stock (equivalent to approximately 12.7 million shares of Company common stock after application of the Exchange Ratio).

  Also in fiscal 1999, the Company's Water Products segment completed the acquisitions of Ephrata Diamond Spring Water Company and Keystone National Water Company for an aggregate of approximately 0.5 million shares of Company common stock.

  In fiscal 1999, the Company completed the acquisitions of the following companies in its Health Care Supply Management segment, each accounted for under the purchase method of accounting:

  In September 1998, the Company acquired MedManagement LLC ("MedManagement"), a pharmacy management, purchasing, consulting and information services company, for approximately $38 million in cash. The acquisition was funded with short-term borrowings. The excess of the purchase price over the fair value of the net assets acquired of $41 million is being amortized on a straight-line basis over 40 years.

  In November 1998, the Company acquired RedLine Health Care Corporation ("RedLine") a distributor of medical supplies and services to the extended-care industry, including long-term-care and home-care sites for approximately $233 million in cash. The acquisition was funded with short-term borrowings. The excess of the purchase price over the fair value of the net assets acquired of $149 million is being amortized on a straight-line basis over 40 years.

 Fiscal Year 1998 Acquisitions

  In fiscal 1998, the Company's Canadian Health Care Supply Management business, Medis Health and Pharmaceutical Services Inc. ("Medis"), announced an agreement with Drug Trading Company, Limited ("Drug Trading") to acquire Drug Trading's retail customers over a transition period. This transition began in August 1997 and was substantially completed by the end of the fiscal year. The acquisition was funded with proceeds from operations and short-term borrowings. In fiscal 1998, the Company also made several smaller acquisitions in the Health Care Supply Management segment.

  In October 1997, the Company acquired in its Health Care Information Technology segment AT&T's UK Specialist Health Care Services Division ("ATT-UK"), a provider of software solutions and remote processing services for financial and payroll needs of health care providers in the United Kingdom for approximately $30 million in cash. The Company allocated $7.7 million of the purchase price to in-process research and development projects as determined by an independent appraisal of the business, which was expensed as of the acquisition date.

                              McKESSON HBOC, INC.

  The Drug Trading and ATT-UK acquisitions were accounted for under the purchase method of accounting.

  In fiscal 1998, the Company completed the acquisitions of the following companies in its Health Care Information Technology segment, all accounted for as poolings of interests:

  In June 1997, the Company acquired AMISYS Managed Care Systems, Inc. ("AMISYS"), a provider of managed care information systems for the payor market, for approximately 10.8 million shares of HBOC common stock (equivalent to approximately 4.0 million shares of Company common stock after application of the Exchange Ratio).

  Also in June 1997, the Company completed the acquisition of Enterprise Systems, Inc ("ESi"), a developer of resource management solutions including materials management, operating room logistics, scheduling and financial management, for approximately 15.2 million shares of HBOC common stock (equivalent to approximately 5.6 million shares of Company common stock after application of the Exchange Ratio).

  In December 1997, the Company completed the acquisition of HPR, Inc. ("HPR"), a provider of clinical information systems for the managed care industry for approximately 18.4 million shares of HBOC common stock (equivalent to approximately 6.8 million shares of Company common stock after application of the Exchange Ratio).

  Also in December 1997, the Company acquired National Health Enhancement Systems, Inc., ("NHES"), a provider of health information technology solutions specializing in demand and disease management products, for approximately 3.6 million shares of HBOC common stock (equivalent to approximately 1.3 million shares of Company common stock after application of the Exchange Ratio).

 Fiscal Year 1997 Acquisitions

  In fiscal 1997, the Company completed the acquisitions of the following businesses in its Health Care Supply Management segment, all accounted for under the purchase method of accounting:

  In April 1996, the Company acquired Automated Healthcare, Inc. ("MAH") for $61.4 million in cash and the assumption of $3.2 million of employee stock incentives. MAH designs, manufactures, sells, and installs automated pharmaceutical dispensing equipment for use by health care institutions. Goodwill relating to the acquisition of approximately $13.4 million is being amortized on a straight-line basis over ten years. A one-time charge of $48.2 million was recorded to write-off the portion of the purchase price allocated to technology for which technological feasibility had not been established as of the acquisition date. Existing technology was valued at $0.4 million and is being amortized on a straight-line basis over three years.

  In November 1996, the Company acquired FoxMeyer Corporation's pharmaceutical distribution business ("FoxMeyer") for approximately $598 million, pursuant to an expedited auction process in the FoxMeyer Corporation bankruptcy proceeding in Wilmington, Delaware. The Company paid approximately $23 million in cash to the debtors, paid off approximately $500 million in secured debt, and assumed an additional $75 million in other liabilities. The Company utilized proceeds from commercial paper issuances and a note payable to a bank to fund the transaction. The note payable was repaid prior to March 31, 1997, with cash flow from operations and proceeds from divestitures (see "Divestitures" section below). The Company acquired assets consisting primarily of accounts receivable and inventories of $650 million, customer contracts, and property and equipment. At the time of the acquisition, FoxMeyer was receiving very little trade credit from suppliers. Normal trade credit was restored subsequent to the acquisition resulting in a reduction in the investment associated with the retained FoxMeyer customer base to approximately $400 million at March 31, 1997. The excess of the fair value of the net assets acquired over the purchase price, after reducing to zero the carrying value of long-term assets which were expected to be retained for use by the Company, was approximately $30 million (negative goodwill). Negative goodwill is being amortized on a straight-line basis over a five-year period.

                              McKESSON HBOC, INC.

  In February 1997, the Company acquired General Medical Corp. ("MGM"), a supplier of medical-surgical supplies to the full range of alternate-site health care facilities, including physicians and clinics, long-term care and home-care sites, and the third largest distributor of medical-surgical supplies to hospitals, for approximately $775 million, including the issuance of 5.6 million shares of Company common stock and the assumption of approximately $428 million in debt. The excess of the purchase price over the fair value of the net assets acquired was approximately $600 million and is being amortized on a straight-line basis over 40 years.

  In fiscal 1997, the Company completed the acquisitions of the following businesses in its Health Care Information Technology segment, all accounted for as poolings of interests:

  In August 1996, the Company acquired CyCare Systems, Inc. ("CyCare"), a provider of physician practice management software systems and electronic commerce services for medical group practices, faculty practice plans and medical enterprises for approximately 17.6 million shares of HBOC common stock (equivalent to approximately 6.5 million shares of Company common stock after application of the Exchange Ratio).

  In September 1996, the Company acquired Management Software, Inc. ("MSI"), a provider of software solutions for the home care industry, for approximately
3.4 million shares of HBOC common stock (equivalent to approximately 1.3 million shares of Company common stock after application of the Exchange Ratio).

  In December 1996, the Company acquired GMIS Inc., a developer of data quality and decision support software for the payor marketplace for approximately 14.8 million shares of HBOC common stock (equivalent to approximately 5.5 million shares of Company common stock after application of the Exchange Ratio).

Divestitures:

  In December 1996, the Company sold its 55% equity interest in Armor All Products Corporation ("Armor All") for $221.9 million in cash and recognized an after-tax gain of $120.2 million.

  In March 1997, the Company sold its service merchandising unit, Millbrook Distribution Services, Inc. ("Millbrook"). The after-tax cash proceeds on the sale approximated Millbrook's book value.

  The Armor All and Millbrook segments are classified as discontinued operations in fiscal 1997.

  In March 1997, the Company sold its Aqua-Vend vended water business ("Aqua-Vend"), a unit of the Water Products segment for cash. The after-tax proceeds on the sale approximated its book value, after giving effect to the $7.0 million pre-tax provision recorded in the third quarter of fiscal 1997 for the impairment of certain Aqua-Vend assets.

                              McKESSON HBOC, INC.

Financial Results

  The results of continuing operations include the following:

                                             Years Ended March 31
                             -------------------------------------------------------
                                   1999               1998              1997
                             ------------------ ----------------- ------------------
                                                 Pre-
                             Pre-tax  After-tax  tax    After-tax Pre-tax  After-tax
                             -------  --------- ------  --------- -------  ---------
                                                (in millions)
   Income from Continuing
    Operations
     Before unusual items
      and dividends on
      convertible preferred
      securities of
      subsidiary trust.....  $ 616.7   $ 385.0  $602.5   $371.5   $ 399.7   $ 245.2
     Dividends on
      convertible preferred
      securities of
      subsidiary trust.....               (6.2)            (6.2)               (0.7)
                             -------   -------  ------   ------   -------   -------
     Before unusual items..    616.7     378.8   602.5    365.3     399.7     244.5
   Unusual items
     Health Care Supply
      Management...........   (180.3)   (112.9)  (30.6)   (25.4)   (140.0)   (105.2)
     Health Care
      Information
      Technology...........   (215.6)   (172.9)  (65.5)   (39.9)    (81.5)    (51.7)
     Water Products........    (12.6)     (8.1)                      (7.0)     (4.3)
     Favorable tax
      adjustment...........                                 4.6
                             -------   -------  ------   ------   -------   -------
   Income from Continuing
    Operations.............  $ 208.2   $  84.9  $506.4   $304.6   $ 171.2   $  83.3
                             =======   =======  ======   ======   =======   =======

 Fiscal 1999

  Fiscal 1999 income from continuing operations before unusual items, after the previously discussed HBOC restatements, was $378.8 million, a 4% increase over the prior year's income from continuing operations before unusual items of $365.3 million. Fiscal 1999 results reflect revenue and operating margin growth and the positive impact of acquisitions in the Health Care Supply Management segment offset, in part, by a decline in Health Care Information Technology segment operating results.

 Fiscal 1998

  Fiscal 1998 income from continuing operations before unusual items, after the previously discussed HBOC restatements, was $365.3 million, a 49% increase over the prior year's income from continuing operations before unusual items of $244.5 million. Fiscal 1998 results reflect internal growth, operating margin expansion and the full-year effect of acquisitions accounted for as purchases made late in the prior fiscal year.

 Fiscal 1997

  Fiscal 1997 income from continuing operations before unusual items, after the previously discussed HBOC restatements, was $244.5 million, a 36% increase from the prior year's income from continuing operations before unusual items of $180.0 million. Fiscal 1997 results reflect significant growth in the Health Care Information Technology segment offset in part by the temporary dilutive effect of acquisitions and investments in strategic initiatives geared toward enhancing the Company's competitive position in the institutional and retail markets in the Health Care Supply Management segment.

                              McKESSON HBOC, INC.

Unusual Items

  In each of fiscal 1999, 1998 and 1997, the Company incurred charges, as restated for HBOC, for acquisition-related activities including transaction costs, employee benefit costs, severance, as well as costs for consolidation of facilities and administrative processes and certain operating charges. For the purposes of discussing the results of operations, these items are referred to as "unusual items" in the Financial Review. Charges associated with the Health Care Information Technology segment have been restated from amounts previously reported to correct previous overstatements of such amounts. The results of operations excluding "unusual items" are not intended to represent income from operations, or alternatives to net income, each as defined by generally accepted accounting principles. In addition, the charges included as "unusual items" presented herein may not be comparable to other similarly titled measures used by other companies. Management believes, however, that the discussion of the results of operations excluding such unusual items is the most informative representation of recurring, non-transactional operating results. Management believes that these items either represent one-time occurrences and/or events which are not related to normal, ongoing operations or represent charges that are in excess of normal/historical operating amounts.

  The unusual items in fiscal 1999, 1998 and 1997 are as follows:

                                                           Years Ended March
                                                                  31,
                                                          --------------------
                                                           1999   1998   1997
                                                          ------ ------ ------
                                                             (in millions)
   Transaction costs..................................... $ 84.9 $ 16.0 $ 17.2
   Costs associated with the terminated merger
    transaction with AmeriSource Health Corporation......          16.7
   Costs associated with employee benefits, primarily
    related to change in control provisions..............   88.7    1.4
   Employee severance....................................   33.3   17.5   12.0
   Restructuring and asset impairments...................  111.3   36.8  114.8
   Other merger-related costs............................   13.8    7.7   57.2
   Acquisition-related integration costs incurred .......   40.3
   Other operating items.................................   36.2          27.3
                                                          ------ ------ ------
   Total pre-tax......................................... $408.5 $ 96.1 $228.5
                                                          ====== ====== ======
   Total after-tax....................................... $293.9 $ 65.3 $161.2
                                                          ====== ====== ======

 Fiscal 1999 Unusual Items

  In fiscal 1999, the Company recorded pre-tax charges for unusual items of $180.3 million in the Health Care Supply Management segment, $215.6 million in the Health Care Information Technology segment and $12.6 million in the Water Products segment, $408.5 million in the aggregate. Following is a description of costs by type of expenditure in fiscal 1999:

 Transaction Costs

  Total unusual items include $84.9 million of transaction costs incurred in connection with the acquisitions described above, primarily consisting of professional fees such as investment banking, legal and accounting fees. This amount includes $6.6 million of transaction costs related to terminated transactions. Approximately $83.9 million of invoices were paid in fiscal 1999, with a balance of $1.0 million which will be paid in fiscal 2000.

                              McKESSON HBOC, INC.

 Employee Benefits

  The Company incurred $88.7 million of employee benefit costs related to the acquisitions including $39.0 million for restricted stock and stock appreciation rights subject to change of control provisions, $37.0 million of long-term incentive and phantom stock awards subject to change of control provisions, $8.7 million of signing and retention bonuses, and $4.0 million of retirement and employee benefit plan costs. Of these amounts, $36.3 million were non-cash charges, primarily related to restricted stock, $44.1 million were paid in fiscal 1999, and the remaining $8.3 million will be paid in fiscal 2000.

 Severance

  Severance costs totaled $33.3 million, resulting from the consolidation of acquired company operating and corporate functions, the consolidation of existing U.S. Health Care pharmaceutical distribution centers, and other employee terminations. The severance charges relate to the termination of approximately 1,650 employees, primarily in distribution centers, administration and product functions. Severance of $9.1 million was paid in fiscal 1999. The remaining severance will be paid in fiscal 2000.

 Restructuring and Asset Impairments

  In fiscal 1999, the Health Care Supply Management segment identified six distribution centers for closure to be completed by the middle of fiscal 2000. The Company recorded a charge of $25.5 million related to such closures. Of this charge, $21.7 million was required to reduce the carrying value of facility assets to their estimated fair value less disposal costs, and $3.8 million was related to computer hardware and software which will no longer be used at such facilities. Fair value was determined based on sales of similar assets, appraisals, and/or other estimates such as discounting of estimated future cash flows. Considerable management judgment is necessary to estimate fair values; accordingly, actual results could vary significantly from such estimates. Also related to such closures, a charge of $17.2 million was recorded for other exit-related costs. These primarily consist of costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations, as well as the write-off of costs related to duplicate assets from acquired companies that do not have future use by the Company. Of the above charges, $40.1 million were non-cash asset write-offs, $3.9 million was paid in fiscal 1999, and the remaining amounts will be paid in fiscal 2000.

  The Health Care Supply Management segment also wrote off $23.5 million of computer hardware and software which was abandoned as the result of an acquisition during the year.

  In connection with acquisitions made by the Health Care Information Technology segment and the merger with McKesson, duplicate facilities, products and internal systems were identified for elimination, resulting in charges of $22.2 million, relating principally to the write-off of capitalized costs, lease termination costs, and royalty agreements which were terminated at a cost of $12.0 million because products subject to minimum royalty payments to third parties were replaced with acquired products. In addition, following the HBOC Transaction, the Company evaluated the performance of a foreign business and elected to shut down its facility. Charges of $11.6 million were recorded, principally related to the write-down of goodwill to fair value based on estimated discounted cash flows. Revenues and net operating income for this foreign business were not significant in fiscal 1999. Certain investments became impaired during fiscal 1999 and were written down by $4.3 million to their net realizable values based primarily on estimated discounted cash flows, and other reserves of $4.1 million were recorded to cover customer and other claims arising out of the acquisitions. Substantially all of the above charges were non-cash asset write-offs.

  The Water Products segment identified and wrote off $2.5 million of computer equipment and inventory which were abandoned as the result of acquisitions during the year. In addition, management decided to close

                              McKESSON HBOC, INC.

down an acquired bottling facility during fiscal 2000 which was determined to be inefficient, and recorded $0.4 million of estimated costs required to prepare the facility for closure which are expected to be paid during fiscal 2000.

 Other Merger-related Costs

  The Health Care Information Technology segment incurred costs totaling $13.8 million in fiscal 1999 due to an acquired company which had receivables outstanding from HBOC competitors that became uncollectible and were written off after the merger with HBOC.

 Acquisition-related Integration Costs

  Acquisition-related integration costs of $40.3 million consist of $1.9 million incurred for salaries and benefits of integration and affiliation team members of the Company and $38.4 million of other direct costs associated with the integration and rationalization of recent acquisitions in the Health Care Supply Management, Health Care Information Technology and Water Products segments.

 Other Operating Items

  Other operating items of $36.2 million consist of losses resulting from the implementation of a contract administration system and expenses incurred for corrective actions associated with that system.

 Fiscal 1998 Unusual Items

  In fiscal 1998, the Company recorded pre-tax charges for unusual items of $30.6 million in the Health Care Supply Management segment and $65.5 million in the Health Care Information Technology segment, $96.1 million in the aggregate. Following is a description of costs by type of expenditure in fiscal 1998:

 Transaction Costs

  Total unusual items include $32.7 million of transaction costs incurred in connection with the acquisitions described above, primarily consisting of professional fees such as investment banking, legal and accounting fees. This amount includes $16.7 million of transaction costs related to the Company's termination of its proposed merger with AmeriSource Health Corporation. Substantially all related invoices were paid during fiscal 1998.

 Employee Benefits

  The Company incurred $1.4 million of employee benefit costs related to change of control provisions associated with the acquisition of NHES.

 Severance

  Severance costs totaled $17.5 million, resulting from the consolidation of acquired company operating and corporate functions, the consolidation of existing U.S. Health Care pharmaceutical distribution centers, and other employee terminations. The severance charge relates to the termination of approximately 600 employees primarily in distribution center and back office functions in the Health Care Supply Managment segment, and operating and corporate personnel in the Health Care Information Technology segment. Severance of $7.5 million was paid during fiscal 1998. The remaining severance was paid in fiscal 1999.

 Restructuring and Asset Impairments

  In fiscal 1998, the Health Care Supply Management segment recorded a $3.7 million loss on the sale of an investment, and a charge of $0.7 million associated with the closure of a facility in Canada.

                              McKESSON HBOC, INC.

  In connection with acquisitions made by the Health Care Information Technology segment, duplicate products, facilities and internal systems were identified which resulted in charges of $22.4 million (all non-cash), consisting primarily of capitalized costs and intangible write-offs of $19.3 million related to discontinuance of duplicate product lines. Revenues and net income from the discontinued product lines were replaced by acquired product lines. In addition, a $10.0 million minority investment became impaired and was written off (all non-cash).

 Other Merger-related Costs

  In connection with the acquisition of ATT-UK by the Health Care Information Technology segment, a charge of $7.7 million was recorded to write off the portion of the purchase price allocated to purchased in-process technology for which feasibility had not been established as of the acquisition date.

 Fiscal 1997 Unusual Items

  In fiscal 1997, the Company recorded pre-tax charges for unusual items of $140.0 in the Health Care Supply Management segment, $81.5 million in the Health Care Information Technology segment and $7.0 million in the Water Products segment, $228.5 million in the aggregate. Following is a description of costs by type of expenditure in fiscal 1997:

 Transaction Costs

  Total unusual items include $17.2 million of transaction costs incurred in connection with the acquisitions described above, primarily consisting of professional fees such as investment banking, legal and accounting fees. Substantially all related invoices were paid during fiscal 1997.

 Severance

  Severance costs in the Health Care Information Technology segment totaled $12.0 million resulting from the consolidation of acquired company operating and corporate functions and other employee terminations. Severance of $8.8 million was paid during fiscal 1997, and the remaining severance was primarily paid in fiscal 1998.

 Restructuring and Asset Impairments

  The acquisition of the assets and operations of FoxMeyer by the Health Care Supply Management segment resulted in a significant increase in sales volume, a substantial change in the customer mix (primarily a large increase in institutional customers), and overlapping, duplicate and "similar purpose" assets.

  As a result of this acquisition, management reassessed the Company's operations, distribution center network and business strategies, including program offerings. As a result of this reassessment, management developed a plan to optimize the U.S. network configuration from the combined distribution centers of the Company and those acquired from FoxMeyer. At the same time, management approved a plan to rationalize the distribution network and eliminate certain facilities being used at its Canadian subsidiary. These plans have resulted in the closure of 15 distribution centers and the disposal of duplicate assets during fiscal 1997 and fiscal 1998.

  In connection with the plans discussed above, during fiscal 1997 the Company recorded charges of $10.1 million (primarily non-cash) to reduce the carrying value of certain of the Company's distribution facilities to their estimated fair value less disposal costs. Fair value was determined based on sales of similar assets,

                              McKESSON HBOC, INC.

appraisals, and/or other estimates such as discounting of estimated future cash flows. Considerable management judgment is necessary to estimate fair values, accordingly, actual results could vary significantly from such estimates.

  Subsequent to the acquisition of FoxMeyer, management reassessed strategies and program offerings for expanding certain customer markets in light of the larger and more diverse customer base, and identified certain of the Company's programs and investments that would no longer be pursued as originally contemplated. As a result, the Company recorded charges of $28.0 million (primarily non-cash) to write off costs incurred to develop systems and other product offerings for customers that would no longer be used or sold. In addition, management reevaluated its current systems capabilities and needs, in light of the resources acquired through FoxMeyer, and identified several systems that were duplicate or not providing benefits to the combined company. This resulted in a charge of $29.3 million (primarily non-cash) for the write-off of hardware and software systems that would no longer be used by the Company.

  In fiscal 1997, the Health Care Information Technology segment completed several acquisitions. In connection with these acquisitions, duplicate products were eliminated. The elimination of duplicate products resulted in charges of $22.8 million, consisting primarily of capitalized costs, and intangible write-offs, and reserves for customer settlements. Revenues and net income from the discontinued product lines were replaced by acquired product lines. In addition, a $12.3 million intangible representing a non-compete agreement of an acquired company and $5.3 million of other assets and investments were written off because they were determined to have no future value to the Company. Of the above charges, $32.7 million were non-cash asset write-offs, $3.0 million was paid in fiscal 1997 and the remaining amounts were paid in fiscal 1998.

  During fiscal 1997, management of the Water Products segment decided to exit from the vended water business. Offers received from potential buyers indicated that the net assets of this business were impaired. As a result, the Company recorded a charge of $7.0 million (non-cash) to reduce the carrying value to estimated fair value less disposal costs. The business was sold later in fiscal 1997 with no significant gain or loss recognized.

 Other Merger-related Costs

  The Health Care Supply Management segment recorded a charge of $48.2 million to write off the portion of the purchase price of the acquisition of MAH allocated to purchased in-process technology for which feasibility had not been established as of the acquisition date.

  The Health Care Information Technology segment recorded a charge of $8.6 million to write off the portion of the purchase price of an acquisition allocated to purchased in-process technology for which feasibility had not been established as of the acquisition date and $0.4 million of other charges.

 Other Operating Items

  Other operating items include $15.1 million of receivables reserves recorded by the Health Care Supply Management segment resulting from management's reevaluation of estimated exposures from bad debts, disputed amounts, customer allowances, and rebates. Also included are $2.8 million of costs incurred during a strike at a distribution center, $1.5 million for the termination of a marketing program and certain distributor relationships, and $5.0 million of other charges. In addition, the Health Care Information Technology segment recorded a charge of $2.9 million primarily related to an employee stock option grant of an acquired company that was variable until shareholder approval was received authorizing the shares that were granted.

                              McKESSON HBOC, INC.

Results of Operations

  The discussion of the financial results that follows focuses on the results of continuing operations excluding unusual items as management believes such discussion is the most informative representation of recurring, non-transactional related operating results.

Health Care Supply Management

  The following table identifies significant performance indicators of the Health Care Supply Management segment:

                                                     1999     1998     1997
                                                    -------  -------  -------
                                                     (dollars in millions)
   Revenues
    Excluding sales to customers' warehouses
     Pharmaceutical distribution and services
      U.S. Health Care............................. $17,400  $14,418  $10,930
      International................................   1,953    1,639    1,513
                                                    -------  -------  -------
      Total pharmaceutical.........................  19,353   16,057   12,443
     Medical-Surgical distribution and services....   2,292    1,879      182
                                                    -------  -------  -------
      Subtotal.....................................  21,645   17,936   12,625
    Sales to customers' warehouses.................   6,813    2,704    2,824
                                                    -------  -------  -------
      Total........................................ $28,458  $20,640  $15,449
                                                    =======  =======  =======
   Revenue growth
    Excluding sales to customers' warehouses
     Pharmaceutical distribution and services
      U.S. Health Care.............................    20.7%    31.9%    34.0%
      International................................    19.1      8.4     (0.8)
      Total pharmaceutical.........................    20.5     29.0     28.5
     Medical-Surgical distribution and services....    22.0     N.M.     N.M.
     Total excluding sales to customers'
      warehouses...................................    20.7     42.1     30.4
    Total..........................................    37.9     33.6     21.7
   Operating profit................................ $ 521.9  $ 383.4  $ 234.1
    Percentage change..............................    36.1%    63.8%    11.8%
   Gross profit margin(1)..........................     7.4      7.4      6.5
   Operating expense margin(1).....................     5.0      5.3      4.6
   Operating profit as a percent of revenues(1)....     2.4      2.1      1.9
   Depreciation.................................... $  51.8  $  48.5  $  41.6
   Amortization of intangibles.....................    22.6     17.4      6.6
   Capital expenditures............................    97.2     82.1     46.3
   Capital employed at year-end
    Committed capital(3)
     Operating working capital(2).................. $ 2,176  $ 2,061  $ 1,746
     Other--net....................................      71       80      (90)
                                                    -------  -------  -------
      Total........................................   2,247    2,141    1,656
    Intangibles....................................     989      795      749
                                                    -------  -------  -------
      Total........................................ $ 3,236  $ 2,936  $ 2,405
                                                    =======  =======  =======
   Returns
    Committed capital(4)...........................    20.3%    19.8%    18.0%
    Total capital employed(5)......................    14.4     13.4     15.0

--------
(1) Excluding sales to customer's warehouses.
(2) Receivables and inventories net of related payables.
(3) Capital employed less cash and cash equivalents, marketable securities and goodwill and other intangibles.
(4) Operating profit before amortization of intangibles divided by average committed capital.
(5) Operating profit divided by average capital employed.

                              McKESSON HBOC, INC.

  Over the most recent three fiscal years, the Health Care Supply Management segment has experienced strong revenue growth from internal growth and acquisitions. Operating margins have also improved from a combination of higher margin service offerings, improved product procurement profits and ongoing expense efficiencies which have more than offset continued pressure on selling margins to customers. The result, when combined with improved asset efficiency, is operating profit growth in excess of revenue growth and increasing returns on invested capital.

  Revenue growth in this segment, excluding sales to customers' warehouses, is as follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Pharmaceutical Distribution and Services
     Existing businesses...................................... 20.0% 13.4% 14.6%
     Acquisitions.............................................  0.5  15.6  13.9
                                                               ----  ----  ----
     Total.................................................... 20.5% 29.0% 28.5%
                                                               ====  ====  ====
   Medical-Surgical Distribution and Services
     Existing businesses...................................... 14.5%
     Acquisitions.............................................  7.5   N.M   N.M
                                                               ----
     Total.................................................... 22.0%
                                                               ====

  Internal growth in Health Care Supply Management has been primarily volume driven due to increasing sales to the retail chain and institutional customer segments. Sales to retail customers have benefited from the Company's service offerings and programs that focus on broad product selection, service levels, inventory carrying cost reductions, connectivity and automation technologies. Growth with institutional customers has benefited from the focus on reducing both product cost and internal labor and logistics costs for the customers. Services available include pharmaceutical distribution, medical-surgical supply distribution, pharmaceutical dispensing automation, pharmacy outsourcing, utilization reviews as well as the health care information services available from the Health Care Information Technology segment. These retail chain and institutional capabilities have resulted in the implementation of significant long-term contracts with major customers.

                              1999   1998   1997
                              -----  -----  -----
   Customer Mix--
    Pharmaceutical
    Distribution and Services
     Independents............  28.7%  34.9%  38.1%
     Retail Chains...........  38.5   32.3   33.3
     Institutions............  32.8   32.8   28.6
                              -----  -----  -----
                              100.0% 100.0% 100.0%
                              =====  =====  =====

  Operating margins expanded in the three years due to a change in business mix to higher margin businesses resulting from acquisitions in pharmaceutical services for manufacturers, retail and institutional automation and medical-surgical supply distribution. In addition, expanded profitability from product procurement, warehouse automation and efficiency improvements, and fixed cost leverage from volume growth contributed to the margin expansion.

  Sales to customers' warehouses are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby the Company acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. The growth in sales to customers' warehouses in fiscal 1999 was primarily the result of two significant contracts with retail chains which also provided new direct store sales growth.

  The Health Care Supply Management segment uses the last-in, first-out (LIFO) method of accounting for the majority of its inventories which results in cost of sales that more closely reflect replacement cost than other

                              McKESSON HBOC, INC.

accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Health Care Supply Management distribution businesses is to pass published price changes from suppliers on to customers. Manufacturers generally provide the Company with price protection, which prevents inventory losses from manufacturer price decreases. Price declines on many generic pharmaceutical products in this segment in each of the fiscal years ending March 31, 1999, 1998, and 1997 moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those fiscal years.

  Fiscal 1999 capital expenditures include higher levels to support the growth in the automation and services businesses. The growth in fiscal 1998 capital expenditures reflects expansion of certain facilities in conjunction with the integration and rationalization of the FoxMeyer, MGM and Drug Trading businesses.

  The Health Care Supply Management segment requires a substantial investment in operating working capital (customer receivables and inventories net of related trade payables). Average capital employed increased in fiscal 1999, reflecting the MedManagement and RedLine acquisitions, capital spending and increased working capital to support the 19% growth from existing businesses. The increase in average capital employed in fiscal 1998 reflects the Drug Trading acquisition, capital spending related to the integration and rationalization of the FoxMeyer, MGM and Drug Trading businesses and growth in working capital to support the 14% revenue growth for existing businesses. Operating working capital is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Typically operating working capital is lower at March 31 than the average balance during the year. At March 31, 1999, vendor payables were unusually high relative to inventory both as a result of purchases made late in the fiscal year and the timing of vendor payments. As a result, average operating working capital levels in fiscal 2000 would be expected to be significantly higher than the March 31, 1999 balance. At March 31, 1998, vendor payables were relatively low due to a lower level of purchase activity at year end and revised payment terms with certain vendors in the medical-surgical distribution and services business.

Health Care Information Technology

  Significant performance indicators of the Health Care Information Technology segment are as follows:

                                                         1999     1998    1997
                                                        ------   ------  ------
                                                            (dollars in
                                                             millions)
   Revenues
    Software........................................... $  345   $  406  $  321
    Services...........................................    984      809     646
                                                        ------   ------  ------
     Subtotal..........................................  1,329    1,215     967
    Hardware...........................................    209      214     162
                                                        ------   ------  ------
     Total revenues.................................... $1,538   $1,429  $1,129
                                                        ======   ======  ======
   Revenue Growth
    Software...........................................  (15.0)%   26.5%
    Services...........................................   21.6     25.2
     Subtotal..........................................    9.4     25.6
    Hardware...........................................   (2.3)    32.1
     Total.............................................    7.6     26.6
   Operating profit.................................... $184.0   $292.5  $203.4
    Percent change.....................................  (37.1)%   43.8%
   Gross profit margin.................................   50.5     55.5    55.2
   Operating expense margin............................   38.5     35.0    37.2
   Operating profit as a percent of revenues...........   12.0     20.5    18.0

                              McKESSON HBOC, INC.

                                                            1999   1998   1997
                                                            -----  -----  -----
   Depreciation............................................ $46.4  $35.9  $28.6
   Amortization of intangibles ............................  18.4   17.4   17.6
   Amortization of capitalized software....................  25.9   21.3   16.6
   Capital expenditures....................................  79.2   76.9   41.2
   Capital employed
    Committed capital(1)................................... $ 382  $ 383  $ 227
    Intangibles............................................   226    188    194
                                                            -----  -----  -----
     Total................................................. $ 608  $ 571  $ 421
                                                            =====  =====  =====
   Returns
    Committed capital(2)...................................  65.1% 126.8% 113.2%
    Total capital employed(3)..............................  38.0   68.2   52.2

--------
(1) Capital employed less cash and cash equivalents, marketable securities and goodwill and other intangibles.
(2) Operating profit before amortization of intangibles divided by average committed capital.
(3) Operating profit divided by average capital employed.

  Health Care Information Technology revenues, after giving effect to the restatements, increased 8% to $1.5 billion in fiscal 1999 and 27% to $1.4 billion in fiscal 1998. The fiscal 1999 decline in software revenues of 15% reflects a general industry-wide slowdown in sales of health care information technology products and changes in accounting due to the adoption of Statement of Position 97-2, "Software Revenue Recognition", effective April 1, 1998. During fiscal 1999, the Health Care Information Technology segment experienced delays in current and potential customers' purchasing decisions with respect to its enterprise solutions. Management believes such delays are due to Year 2000 issues, technological innovations, increased competition, greater requirement for integration of products and general market conditions in the computer software industry. Services revenues increased, in part, as implementation activity increased for enterprise solutions and materials management products as a result of increased sales in fiscal 1998. Outsourcing growth was strong as a significant number of new outsourcing customers were added in fiscal 1999. In addition to general growth in services as a result of a growing business, services increased due to the full year impact of the purchase of ATT-UK.

  Hardware is sold as an accommodation to customers and at a significantly lower operating margin than software and services. Fiscal 1999 revenues from the sale of hardware reflect general price declines for hardware, a shift to less costly Microsoft Windows NT(TM) platforms and exceptionally strong prior year fourth quarter sales.

  The segment's fiscal 1998 software sales growth reflected continued demand for enterprise solutions, including strong home care, materials management and payor product sales as new sales channels were provided by acquisitions. Hardware sales of RISC-based processors increased in conjunction with software sales. In addition to general growth in services as a result of a growing business, services increased due to the inclusion of ATT-UK operations from the date of purchase.

  Health Care Information Technology segment operating profit before unusual items declined 37% to 184.0 million in fiscal 1999 reflecting the previously discussed decline in software sales, a lower mix of higher-margin software sales in fiscal 1999 compared to fiscal 1998 (22% vs. 28% as a percentage of total Health Care Information Technology revenues), bad debt provisions of $70 million, and a termination fee associated with a telecommunications contract. The bad debt provision was unusually high in the year and reflects, in part, inadequate staffing of and focus on receivables collections during a portion of the year, implementation issues associated with certain products and contingencies associated with litigation.

                              McKESSON HBOC, INC.

  Health Care Information Technology segment operating profit before unusual items increased 44% to $292.5 million in fiscal 1998 reflecting sales volume increases, product mix shift to higher-margin software and service revenues, and operating expense efficiencies.

  The fiscal 1999 and 1998 capital expenditures reflect the acquisition and construction of the segment's new corporate office in Georgia and the purchase of an aircraft in 1998.

  The increase in capital employed in Health Care Information Technology in fiscal 1998 primarily reflected the growth in working capital to support the 27% growth in the business and increased capital spending as noted earlier.

  The return on committed capital and total capital employed in fiscal 1999 reflect the previously discussed decline in operating profit.

Water Products

  Significant performance measures of the Water Products segment are as follows:

                                                            1999   1998   1997
                                                            -----  -----  -----
   Revenues................................................ $ 354  $ 314  $ 302
     Percent change........................................  12.7%   4.0%   6.2%
   Operating profit........................................ $58.9  $52.7  $43.6
     Percent change........................................  11.8%  20.9%   4.8%
   Gross profit margin.....................................  75.3   76.2   77.9
   Operating expense margin................................  58.6   59.4   63.4
   Operating profit as a percent of revenues...............  16.7   16.8   14.5
   Depreciation............................................ $27.5  $23.9  $24.4
   Amortization of intangibles.............................   1.0    0.2    0.2
   Capital expenditures.................................... $51.5  $52.7  $36.6
   Total capital employed..................................   184    150    116
   Return on total capital employed(1).....................  33.0%  36.5%  32.7%

--------
(1) Operating profit divided by average capital employed.

  Water Products revenues increased 13% in fiscal 1999 to $353.6 million, reflecting growth in both the direct-delivery business and packaged water sales to the retail trade. Water Products revenue increased 4% in fiscal 1998 to $313.6 million reflecting higher packaged water sales to the retail trade and moderate growth in the direct-delivery business.

  Water Products segment operating profit before unusual items increased 12% to $58.9 million in fiscal 1999 reflecting higher sales. Operating profit before unusual items increased 21% to $52.7 million in fiscal 1998 reflecting the 4% increase in revenues and productivity improvements.

  Fiscal 1999 and 1998 capital expenditures reflect expenditures for additional processing plants to support the expansion into new territories.

  The increases in capital employed in fiscal 1999 and 1998 reflect sales growth and the higher capital spending levels discussed in the prior paragraph. The decline in the return on capital in fiscal 1999 employed before unusual items was impacted by the higher levels of capital spending in fiscal 1999 and 1998.

                              McKESSON HBOC, INC.

International Operations

  International operations accounted for 6.8%, 7.6%, 9.2% and 6.0%, 3.7%, 7.9% of fiscal 1999, 1998 and 1997 consolidated revenues and operating profits before unusual items, respectively, and 5.5%, 5.9% and 4.0% of consolidated assets at March 31, 1999, 1998 and 1997, respectively. International operations are subject to certain opportunities and risks, including currency fluctuations. The Company monitors its operations and adopts strategies responsive to changes in the economic and political environment in each of the countries in which it operates.

Consolidated Working Capital

  Operating working capital (receivables and inventories net of related payables) as a percent of revenues was 8.3%, 10.5% and 10.4% at March 31, 1999, 1998 and 1997, respectively. The calculation is based on year-end balances and assumes major purchase acquisitions occurred at the beginning of the year.

  The decline in the operating working capital ratio in fiscal 1999 is primarily due to the timing of vendor payments in the U.S. pharmaceutical and medical-surgical distribution businesses which offset the effect of operating working capital growth in the Health Care Information Technology segment.

  The increase in the operating working capital ratio in fiscal 1998 reflects revised payment terms with certain vendors in the medical-surgical distribution and services business and the timing of vendor payments in the U.S. pharmaceutical distribution business in the Health Care Supply Management segment and, growth in the Health Care Information Technology segment due primarily to an increase in receivables resulting from an increase in sales and timing of customer collections.

CASH FLOW AND LIQUIDITY

  Cash and cash equivalents and marketable securities (primarily U.S. Treasury securities with maturities of one year or less) were $269 million, $683 million, and $600 million at March 31, 1999, 1998 and 1997, respectively. The decline in fiscal 1999 reflects the use of HBOC cash balances following the January 1999, merger to pay down short-term borrowings. Cash balances include $23 million, $77 million and $110 million at March 31, 1999, 1998 and 1997, respectively, from the sale of Armor All, which is restricted and held in trust as exchange property in connection with the Company's exchangeable debentures.

Cash Flows from Operations for Capital Expenditures

  The following table summarizes the excess of cash flows from operations over capital expenditures:

                                                            Years Ended March
                                                                   31
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
                                                              (in millions)
                                                             (to be updated)
   Net cash provided by continuing operations:
     Income from continuing operations(1).................. $  85  $ 305  $  83
     Depreciation..........................................   131    114    100
     Amortization of intangibles...........................    42     35     24
     Amortization of capitalized software .................    26     21     17
     Other non-cash charges(1).............................   370    195    193
     Working capital changes...............................  (338)  (387)     1
                                                            -----  -----  -----
       Total...............................................   316    283    418
                                                            -----  -----  -----
     Capital expenditures..................................  (251)  (219)  (128)
                                                            -----  -----  -----
       Excess.............................................. $  65  $  64  $ 290
                                                            =====  =====  =====

--------
(1) Includes previously discussed "Unusual Items".

                              McKESSON HBOC, INC.

  Cash flows from continuing operations reflect the cash earnings of the Company's continuing businesses and the effects of the changes in working capital. The working capital increase in fiscal 1999 primarily reflects increases in receivables and inventories resulting from sales growth in all operating segments and timing of customer collections in the Health Care Supply Management and Health Care Information Technology segments. The working capital increase in fiscal 1998 primarily reflects sales growth and timing of customer collections in the Health Care Information Technology segment, revised payment terms with certain vendors in the medical-surgical distribution and services business and the timing of vendor payments in the U.S. pharmaceutical distribution business. Working capital changes in fiscal 1997 were favorably impacted by the previously discussed restoration of trade credit from suppliers of FoxMeyer related to purchases following the acquisition.

Other Financing Activities

  In May 1998, the Company's Employee Stock Ownership Plan purchased approximately 1.3 million shares of newly issued Company stock from the Company at a market value of $78.125 per share.

  In February 1998, the Company issued fixed-rate unsubordinated debt totaling $300 million to finance internal growth. On March 1, 2005, $150 million of the debt matures, and the remaining $150 million is due on March 1, 2008.

  In October 1997, a subsidiary of the Company issued $125 million of fixed-rate debt which matures on November 1, 2002. Proceeds were used to pay down short-term borrowings of the Company's Canadian subsidiary, Medis.

  During fiscal 1997, the Company repurchased 6.8 million shares of its common stock for $156 million as part of a share repurchase program that was suspended in January 1997. In February 1997, the Company issued approximately
5.6 million shares of Company common stock in conjunction with the MGM acquisition.

  In fiscal 1997, the Company, through a wholly-owned subsidiary trust, issued $200 million of trust convertible preferred securities to fund internal growth. These securities are convertible into approximately 5.4 million shares of Company common stock, yield a 5% dividend and are callable by the Company beginning in March 2000 at 103.5% of par value.

  Also in fiscal 1997, the Company issued $525 million of fixed-rate debt to term-out the financing of the MGM acquisition including the refinancing of higher cost debt assumed in the acquisition.

Credit Resources

  The Company currently has $1.8 billion of available credit under committed revolving credit lines: a $400 million five-year facility expiring in fiscal 2004, an $800 million 364-day facility expiring on November 9, 1999, and a $575 million facility expiring on October 29, 1999. $1.2 billion of these revolving credit facilities is primarily available to support commercial paper borrowings. In addition, the Company has committed revolving receivables sales facilities aggregating $750 million. At March 31, 1999, the Company had no commercial paper or revolving credit borrowings outstanding. As of June 30, 1999, the Company had $592 million of commercial paper borrowings outstanding, no outstanding borrowings under the revolving credit agreement and had fully utilized its accounts receivable sales facility.

  The Company's senior debt credit ratings from S&P, Duff & Phelps, and Moody's are currently BBB+, A-, and Baa1, and its commercial paper ratings are currently A-2, D-2, and P-2, respectively. The Company's senior debt ratings and one of its commercial paper ratings were lowered by the rating agencies to the above levels, and both the senior debt and commercial paper ratings were placed under review with negative implications, following the Company's June 21, 1999 announcement of senior management changes within the Company.

                              McKESSON HBOC, INC.

Management believes that the Company has adequate access to credit sources to meet its funding requirements. Funds necessary for future debt maturities and other cash requirements of the Company are expected to be met by existing cash balances, cash flow from operations, existing credit sources or other capital market transactions.

Market Risk

  The Company's major risk exposure is changing interest rates, primarily in the United States. The Company manages interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss.

  If interest rates on existing variable-rate debt were to change 50 basis points, the Company believes that its results from operations and cash flows would not be materially affected.

  The Company conducts business in Canada, Mexico and the United Kingdom, and is subject to foreign currency exchange risk on cash flows related to sales, expenses, financing and investment transactions. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be materially affected. Aggregate foreign exchange translation gains and losses included in net income, comprehensive income and in equity are discussed in Financial Note 2 on pages F-37 to F-40 of the accompanying consolidated financial statements.

Capitalization

  The Company's capitalization was as follows:

                                                             March 31
                                                       ----------------------
                                                        1999    1998    1997
                                                       ------  ------  ------
                                                          (in millions)
   Short-term borrowings.............................. $   17  $   94  $  125
   Term debt..........................................  1,104   1,129     762
   Exchangeable debt..................................     37     113     160
                                                       ------  ------  ------
     Total debt.......................................  1,158   1,336   1,047
   Convertible preferred securities of subsidiary
    trust.............................................    196     195     195
   Stockholders' equity...............................  2,882   2,562   2,082
                                                       ------  ------  ------
     Total capitalization............................. $4,236  $4,093  $3,324
                                                       ======  ======  ======
   Debt-to-capital ratio at March 31..................   27.3%   32.6%   31.5%
   Net debt-to-capital ratio at March 31(1)...........   22.4%   19.1%   16.4%
   Average interest rates during year
     Total debt.......................................    6.3%    6.5%    5.9%
     Short-term borrowings............................    5.6     5.6     5.7
     Other debt.......................................    6.7     7.0     6.1

--------
(1) Ratio computed as net debt (total debt less cash and cash equivalents and marketable securities) to net capital employed (capital employed less cash and cash equivalents and marketable securities).

  The increase in the net debt-to-capital ratio primarily reflects the increase in net debt to fund internal growth and acquisitions in each of the three years, and share repurchases in fiscal 1997.

  The Company entered into an accounts receivable sales program with a financial institution in March 1999, 1998 and 1997, providing for the sale by the Company of $400.0 million, $299.9 million and $147.4 million,

                              McKESSON HBOC, INC.

respectively, undivided interests in the Company's total trade accounts receivable. The program qualifies for sale treatment under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The sales were recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions.

  Average diluted shares were 289.8 million in fiscal 1999, 282.1 million in fiscal 1998 and 265.2 million in fiscal 1997. Common stock outstanding increased to 280.6 million at March 31, 1999 from 271.0 million at March 31, 1998 and 259.0 million at March 31, 1997, due primarily to the issuance of common stock under employee benefit plans.

Environmental Matters

  The Company's continuing operations do not require ongoing material expenditures to comply with federal, state and local environmental laws and regulations. However, in connection with the disposition of its chemical operations in fiscal 1987, the Company retained responsibility for certain environmental obligations. In addition, the Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"), and other federal and state environmental statutes primarily involving sites associated with the operation of the Company's former chemical distribution businesses. There were no adjustments made to the reserves in fiscal 1999, 1998 and 1997. Management does not believe that changes in the remediation cost estimates in future periods, or the ultimate resolution of the Company's environmental matters, will have a material impact on the Company's consolidated financial position or results of operations. See Financial Note 19, "Other Commitments and Contingent Liabilities" on pages F-72 to F-77 of the accompanying consolidated financial statements.

Income Taxes

  The tax rate on income from continuing operations (excluding unusual items) was 56.2% in fiscal 1999, 38.6% in fiscal 1998 and 50.9% in fiscal 1997.

YEAR 2000

Background

  The "Year 2000 problem" refers to the fact that some computer hardware, software and embedded firmware are designed to read and store dates using only the last two digits of the year. The Company relies heavily on computer technologies to operate its business. In 1996, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures. Based on the results of that initial analysis, the Company's executive management identified the Year 2000 problem as a top corporate priority and established a central office to provide enterprise-wide management of its Year 2000 project (the "Project"), which is currently estimated to have a total project cost of less than $45 million (see "Costs").

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

                              McKESSON HBOC, INC.

  In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999, would not have a material adverse effect on the Company.

Readiness

  The Project is intended to ensure that all critical systems, devices and applications, as well as data exchanges with customers, trade suppliers, and other third parties ("Trading Partners") have been evaluated and will be suitable for continued use into and beyond the year 2000. In addition to areas normally associated with information technology ("IT"), the project also includes areas normally considered outside of IT, but which may have embedded microprocessors with potential Year 2000 problems. Examples of such non-IT areas include the 30,000 hand-held order entry devices the Company has provided its customers, and recently implemented bar-code scanning devices used in warehouse operations.

  Responsibility for implementation of the Project has been divided among fourteen business units (including the Company's Health Care Information Technology segment), each with its own IT resources. Each business unit operates under published corporate standards, and progress is monitored by the corporate Year 2000 central office. Responsibilities have been further subdivided into functional areas. General priorities have been defined, dependencies identified, preliminary delivery dates assigned, detailed project plans developed, and internal and external technical resources assigned or hired. In addition, internal management reporting requirements have been established. Plans, and progress against those plans, are reviewed by the Project's central project office and are reported to the Chief Information Officer, executive steering committee and the Company's Board of Directors.

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

          Stage One:                                Stage Two:
          ----------                                ----------
      Awareness (Phase 1)           Examination and analysis (Phase 3)
      Assessment of risk (Phase 2)  Modification and/or renovation (Phase 4)
                                    Data conversion (Phase 5)
                                    Acceptance testing (Phase 6)
                                    Redeployment back into production (Phase 7)

  Prior to combining with McKesson in January 1999, HBOC had, since 1994, been pursuing its own Year 2000 compliance project. That compliance project has now been integrated into the Company's Project. Nevertheless, because the Health Care Information Technology segment is principally engaged in the sale and licensing of computer software and systems, the Year 2000 problem raises a different set of concerns from those of the Company's other businesses. For that reason, the Year 2000 readiness of the Health Care Information Technology business is discussed separately.

 Businesses Other than Health Care Information Technology

  The Company has completed Stage One for all identified projects. Because of the size of the Project at the Company, and variation in assessed risk, some individual projects have completed all phases while others are at various phases within Stage Two. Most of the Company's mission critical projects (i.e., those projects whose

                              McKESSON HBOC, INC.

failure to be completed would create a significant business disruption) are at Phase 6 or higher, have been installed or will be installed by July 31, 1999. A limited number of systems requiring extended migration, installation or conversion efforts will require work extending past July 31, 1999 but, in any case, the Company expects to complete all phases of all identified projects by September 30, 1999. In the third quarter of calendar year 1999, the Company will be conducting a rigorous final level of review called systems integration testing under post-Year 2000 conditions.

  The Company has conducted and plans to continue to conduct systems testing with Trading Partners during the remainder of calendar year 1999. In addition, to insure Year 2000 readiness with trade suppliers, the Company is participating in an industry effort organized by the National Wholesale Drug Association with special attention to critical suppliers such as manufacturers of branded pharmaceutical products.

  Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. As of March 31, 1999, approximately 90% of the computer hardware and purchased software used in the Company's Health Care Supply Management segment was certified by vendors as being compliant. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm its Year 2000 readiness.

 Health Care Information Technology

  The Health Care Information Technology Year 2000 project team is addressing Year 2000 readiness of (i) the Health Care Information Technology's software products licensed to customers; (ii) third party software vendor business partners; and (iii) the segment's internal systems.

  The Company's assessment indicates that, with a few exceptions, products available for licensing and acquisition from the Health Care Information Technology segment were, as of March 31, 1999, Year 2000 compliant. The readiness effort has been conducted in the ordinary course of business regarding the development and enhancement of such software pursuant to software maintenance and support agreements.

  Substantially all of the identified projects involving Health Care Information Technology software products are at Phase 6 or higher.

  The Health Care Information Technology segment continues to monitor performance of Year 2000 compliant releases of Company software products in customer environments, and any deployment of maintenance releases to remediate any Year 2000 issues identified during and after deployment of Year 2000 releases of Company software products will be done in the ordinary course of business.

  The Health Care Information Technology project team is making ongoing inquiries with respect to the Year 2000 readiness of its software vendor business partners. While the Company's current assessment does not suggest it, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company.

  The Health Care Information Technology project team has substantially completed its assessment efforts with respect to internal systems except for certain remote locations. The Company expects that remediation efforts with respect to all of the Health Care Information Technology's material internal systems will be completed by September 30, 1999, with the exception of the foregoing remote locations, as to which the assessment is ongoing.

Costs

  The Company incurred costs of approximately $14 million in fiscal 1999 and $7 million in fiscal 1998, associated with modifications to the Company's existing systems to make them Year 2000 ready, related testing and outside consulting. The Company expects to incur costs of between $10 million and $20 million in fiscal

                              McKESSON HBOC, INC.

2000 for a total project cost of less than $45 million. Such costs are being expensed as incurred. The costs associated with creating Year 2000-compliant versions of the Health Care Information Technology segment's software products have not been separately tracked, as the underlying activities were performed in the ordinary course of the segment's business. Year 2000 Project costs are difficult to estimate accurately and the project cost could change due to unanticipated technological difficulties, project vendor delays, project vendor cost overruns and the degree to which systems of newly acquired businesses are compliant.

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

  The Health Care Information Technology segment may experience an increase in warranty claims relating to (i) malfunctions in Company products which have not been upgraded, either because the Company has discontinued support for such products and has therefore not provided the necessary enhancement or because the customer has not installed an enhancement made available by the Company or (ii) malfunctions resulting from Year 2000 problems in third-party hardware or software used in connection with the operation of Company software products. Although such warranty claims are generally subject to contractual liability limitations, the Company is not able to accurately assess or estimate the possible impact of such claims.

  Finally, management believes that the costs of work by customers related to Year 2000 issues have caused some Health Care Information Technology customers and prospective customers to defer current projects or prospective decisions regarding the acquisition of new software.

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

Contingency Plans

  Business disruptions in the form of floods, blizzards, hurricanes, earthquakes, and power failures are a normal part of the Company's contingency planning. In an effort to reduce the risks associated with the Year 2000 problems, the Company has established and is currently continuing to develop Year 2000 contingency plans that build upon existing disaster recovery and contingency plans. Examples of the Company's existing contingency plans include alternative electronic and manual means for placing and receiving orders, and alternative power supplies and communication lines.

                              McKESSON HBOC, INC.

  The Company's contingency planning methodology attempts to identify, explore, and document every potential failure point, internal and external in each of the Company's businesses. Failure points are then prioritized based on likelihood and criticality. Contingency plans are then developed for each of the potential failure points deemed likely and/or critical. Included in the Company's contingency plan are preparations that need to be completed currently (such as printing special forms to be used in the event operations shift into contingency mode, identifying the triggers for shifting into contingency mode, and appointing and training resource response teams), identification of alternate processes to be used in the event of contingencies, as well as design of the process for exiting contingency mode.

  Contingency planning for possible Year 2000 disruptions will continue to be defined, improved, and implemented.

NEW ACCOUNTING PRONOUNCEMENTS

  See Financial Note 2 "Significant Accounting Policies" on pages F-37 to F-40 of the accompanying consolidated financial statements.

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
McKesson HBOC, Inc:

  We have audited the accompanying consolidated balance sheets of McKesson HBOC, Inc. and subsidiaries (the "Company") as of March 31, 1999, 1998, and 1997, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for the years then ended. Our audits also included the supplementary consolidated financial statement schedule listed in Item 14 (a). These consolidated financial statements and supplementary consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidated financial statement schedule based on our audits. The consolidated financial statements and supplementary consolidated financial statement schedule give retroactive effect to the merger of McKesson Corporation and subsidiaries and HBO & Company and subsidiaries ("HBOC") on January 12, 1999, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the consolidated financial statements or supplementary consolidated financial statement schedule of HBOC as of and for the years ended March 31, 1998 and 1997, which statements reflect total assets of $1,698.9 million and $1,264.9 million as of March 31, 1998 and 1997, respectively, revenues of $1,429.2 and $1,129.4 million, and net income of $151.1 million and $77.0 million for the years ended March 31, 1998 and 1997, respectively. Those consolidated statements and supplementary consolidated financial statement schedule were audited by other auditors whose report (which expresses an unqualified opinion and includes an explanatory paragraph related to certain shareholder litigation) has been furnished to us, and our opinion, insofar as it relates to the amounts included for HBOC as of and for the years ended March 31, 1998 and 1997, is based solely on the report of such other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1999, 1998, and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, such supplementary consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Financial Note 19 to the consolidated financial statements, the Company is involved in certain shareholder litigation related to HBOC.

Deloitte & Touche LLP
San Francisco, California
July 12, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To McKesson HBOC, Inc.:

We have audited the consolidated balance sheets of HBO & COMPANY (a Delaware corporation and a wholly-owned subsidiary of McKesson HBOC, Inc.) AND SUBSIDIARIES as of March 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows (not presented herein) for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HBO & Company and subsidiaries as of March 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule, valuation and qualifying accounts (not presented herein), is presented to comply with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Note 10 to the consolidated financial statements, McKesson HBOC, Inc. is involved in certain shareholder litigation related to the Company.

Arthur Andersen LLP

Atlanta, Georgia
July 12, 1999

                              McKESSON HBOC, INC.

                       STATEMENTS OF CONSOLIDATED INCOME

                                               Years Ended March 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                       (in millions except per share amounts)
Revenues (Note 2)....................  $   30,382.3  $   22,419.3  $   16,914.3
                                       ------------  ------------  ------------
Costs and Expenses (Note 5)
  Cost of sales......................      27,716.7      20,025.9      15,203.3
  Selling............................         506.2         463.0         315.9
  Distribution.......................         626.5         485.2         362.1
  Research & development.............         114.7         112.5         103.0
  Administrative.....................       1,086.0         717.4         697.8
  Interest...........................         124.0         108.9          61.0
                                       ------------  ------------  ------------
    Total............................      30,174.1      21,912.9      16,743.1
                                       ------------  ------------  ------------
Income from Continuing Operations
 Before Taxes on Income and Dividends
 on Preferred Securities of
 Subsidiary Trust....................         208.2         506.4         171.2
Income taxes (Note 16)...............         117.1         195.6          87.2
                                       ------------  ------------  ------------
Income from Continuing Operations
 Before Dividends on Preferred
 Securities of Subsidiary Trust......          91.1         310.8          84.0
Dividends on preferred securities of
 subsidiary trust, net of tax benefit
 of $4.1, $4.4 and $0.4 (Note 12)....          (6.2)         (6.2)         (0.7)
                                       ------------  ------------  ------------
Income After Taxes
  Continuing operations..............          84.9         304.6          83.3
  Discontinued operations (Notes 4
   and 10)...........................           --            --            8.6
  Discontinued operations (Notes 4
   and 10)--Gain on sale of Armor All
   stock.............................           --            --          120.2
                                       ------------  ------------  ------------
Net Income...........................  $       84.9  $      304.6  $      212.1
                                       ============  ============  ============
Earnings Per Common Share
Diluted
  Continuing operations..............  $       0.31  $       1.10  $       0.32
  Discontinued operations............           --            --           0.03
  Discontinued operations--Gain on
   sale of Armor All stock...........           --            --           0.45
                                       ------------  ------------  ------------
    Total............................  $       0.31  $       1.10  $       0.80
                                       ============  ============  ============
Basic
  Continuing operations..............  $       0.31  $       1.14  $       0.33
  Discontinued operations............           --            --           0.03
  Discontinued operations--Gain on
   sale of Armor All stock...........           --            --           0.47
                                       ------------  ------------  ------------
    Total............................  $       0.31  $       1.14  $       0.83
                                       ============  ============  ============
Shares on Which Earnings Per Common
 Share Were Based
  Diluted............................         289.8         282.1         265.2
  Basic..............................         275.2         266.2         253.9

                              See Financial Notes.

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        March 31
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                             (in millions except par value)
Assets
 Cash and cash equivalents (Note 2)........ $    240.8  $    566.3  $    434.5
 Marketable securities available for sale
  (Note 2).................................       28.2       117.1       165.6
 Receivables (Note 7)......................    2,583.7     1,960.0     1,612.2
 Inventories (Note 8)......................    3,529.0     2,608.7     2,277.5
 Prepaid expenses (Note 16)................      117.8       105.0       122.8
                                            ----------  ----------  ----------
   Total current assets....................    6,499.5     5,357.1     4,612.6
                                            ----------  ----------  ----------
 Property, plant and equipment, net (Note
  9).......................................      694.0       593.1       489.3
 Capitalized software......................      106.9        77.2        70.3
 Notes receivable..........................       73.4        34.5        29.1
 Goodwill and other intangibles............    1,228.4       973.8       934.1
 Other assets (Notes 16 and 17)............      479.4       314.0       337.9
                                            ----------  ----------  ----------
   Total assets............................ $  9,081.6  $  7,349.7  $  6,473.3
                                            ==========  ==========  ==========
Liabilities
 Drafts payable............................ $    425.5  $    287.1  $    211.0
 Accounts payable--trade...................    3,154.2     1,919.7     1,914.3
 Deferred revenue..........................      408.6       282.1       201.2
 Short-term borrowings.....................       16.7        93.8       125.4
 Current portion of long-term debt (Note
  11)......................................      195.3        18.4        67.6
 Salaries and wages........................      101.2       100.1        88.9
 Taxes (Note 16)...........................       95.2        43.4        55.5
 Interest and dividends....................       34.7        30.1        21.3
 Other.....................................      368.7       352.3       393.1
                                            ----------  ----------  ----------
   Total current liabilities...............    4,800.1     3,127.0     3,078.3
                                            ----------  ----------  ----------
Postretirement obligations and other
 noncurrent liabilities (Note 17)..........      258.6       242.0       264.3
Long-term debt (Note 11)...................      945.5     1,223.6       854.1
McKesson HBOC-obligated mandatorily
 redeemable convertible preferred
 securities of subsidiary grantor trust
 whose sole assets are junior subordinated
 convertible debentures of McKesson HBOC
 (Note 12).................................      195.6       195.4       194.8
Other Commitments and Contingent
 Liabilities (Note 19).....................
Stockholders' Equity
Common stock (400.0 shares authorized,
 281.1, 271.2 and 260.2 issued as of March
 31, 1999, 1998 and 1997, respectively; par
 value of $.01) (Note 15)..................        2.8         2.7         2.6
Additional paid-in capital.................    1,725.7     1,330.9     1,081.0
Other .....................................     (107.7)      (59.1)      (23.5)
Retained earnings..........................    1,465.0     1,462.5     1,219.2
Accumulated other comprehensive loss.......      (57.7)      (54.9)      (50.9)
ESOP notes and guarantees (Note 17)........     (115.5)     (115.6)     (118.3)
Treasury shares, at cost (Note 15).........      (30.8)       (4.8)      (28.3)
                                            ----------  ----------  ----------
 Stockholders' equity......................    2,881.8     2,561.7     2,081.8
                                            ----------  ----------  ----------
   Total liabilities and stockholders'
    equity................................. $  9,081.6  $  7,349.7  $  6,473.3
                                            ==========  ==========  ==========

                              See Financial Notes.

                      [This Page Intentionally Left Blank]

                              McKESSON HBOC, INC.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                   Years Ended March 31, 1999, 1998 and 1997
                   (shares in thousands, dollars in millions)

                                                         Common
                                                         Stock      Additional
                                                     --------------  Paid-in
                                                     Shares  Amount  Capital
                                                     ------- ------ ----------
Balances, March 31, 1996............................ 247,326  $2.5   $  899.4
Issuance of shares under employee plans (Note 15)...   9,310   0.1       74.1
Purchase of shares..................................
ESOP note payments..................................
Translation adjustment..............................
Unrealized loss on marketable securities............
Additional minimum pension liability, net of tax of
 $16.7 (Note 17)....................................
Public offering.....................................   1,879             24.5
Net income..........................................
Acquisitions........................................   1,690             83.0
Other...............................................
Cash dividends declared (Note 15)...................
                                                     -------  ----   --------
Balances, March 31, 1997............................ 260,205   2.6    1,081.0
Issuance of shares under employee plans (Note 15)...  10,957   0.1      249.0
ESOP note payments..................................
Translation adjustment..............................
Additional minimum pension liability, net of tax of
 $(2.2) (Note 17)...................................
Net income..........................................
Other...............................................                      0.9
Cash dividends declared (Note 15)
                                                     -------  ----   --------
Balances, March 31, 1998............................ 271,162   2.7    1,330.9
Issuance of shares under employee plans (Note 15)...   7,454   0.1      288.3
ESOP note payments..................................
Translation adjustment..............................
Additional minimum pension liability, net of tax of
 $(0.2) (Note 17)...................................
Net income..........................................
Sale of shares to Employee Stock Ownership Plan.....   1,346            105.2
Other ..............................................   1,161              1.3
Cash dividends declared (Note 15)...................
                                                     -------  ----   --------
Balances, March 31, 1999............................ 281,123  $2.8   $1,725.7
                                                     =======  ====   ========

                              See Financial Notes.

                     Accumulated                Treasury
                        Other     ESOP Notes ---------------
          Retained  Comprehensive    and     Common           Stockholders' Comprehensive
  Other   Earnings      Loss      Guarantees Shares  Amount      Equity        Income
  -----   --------  ------------- ---------- ------  -------  ------------- -------------
 $ (15.8) $1,055.2     $(80.5)     $(122.5)  (1,204) $ (28.3)   $1,710.0
    (7.7)                                     2,868     66.0       132.5
                                             (6,780)  (155.7)     (155.7)
                                       4.2                           4.2
                          5.1                                        5.1       $  5.1
                         (1.1)                                      (1.1)        (1.1)
                         25.6                                       25.6         25.6
                                                                    24.5
             212.1                                                 212.1        212.1
                                              3,892     89.7       172.7
               4.0                                                   4.0
             (52.1)                                                (52.1)
 -------  --------     ------      -------   ------  -------    --------       ------
   (23.5)  1,219.2      (50.9)      (118.3)  (1,224)   (28.3)    2,081.8       $241.7
                                                                               ======
   (35.6)                                     1,045     23.5       237.0
                                       2.7                           2.7
                         (0.6)                                      (0.6)        (0.6)
                         (3.4)                                      (3.4)        (3.4)
             304.6                                                 304.6        304.6
               0.7                                                   1.6
             (62.0)                                                (62.0)
 -------  --------     ------      -------   ------  -------    --------       ------
   (59.1)  1,462.5      (54.9)      (115.6)    (179)    (4.8)    2,561.7       $300.6
                                                                               ======
   (48.6)                                      (360)   (26.0)      213.8
                                       0.1                           0.1
                         (2.5)                                      (2.5)        (2.5)
                         (0.3)                                      (0.3)        (0.3)
              84.9                                                  84.9         84.9
                                                                   105.2
               2.5                                                   3.8
             (84.9)                                                (84.9)
 -------  --------     ------      -------   ------  -------    --------       ------
 $(107.7) $1,465.0     $(57.7)     $(115.5)    (539) $ (30.8)   $2,881.8       $ 82.1
 =======  ========     ======      =======   ======  =======    ========       ======

                              McKESSON HBOC, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Years Ended March 31
                                                  ----------------------------
                                                    1999     1998      1997
                                                  --------  -------  ---------
                                                        (in millions)
Operating Activities
 Income from continuing operations............... $   84.9  $ 304.6  $    83.3
 Adjustments to reconcile to net cash provided by
  operating activities:
 Depreciation....................................    131.4    113.7      100.3
 Amortization of intangibles and capitalized
  software ......................................     67.9     56.3       41.0
 Provision for bad debts.........................     87.3     17.0       28.5
 Deferred taxes on income........................    (31.9)    45.3      (29.2)
 Other non-cash (Note 5).........................    314.2    133.5      193.2
                                                  --------  -------  ---------
   Total.........................................    653.8    670.4      417.1
                                                  --------  -------  ---------
 Effects of changes in:
 Receivables.....................................   (688.6)  (233.1)    (255.8)
 Inventories.....................................   (895.5)  (296.1)    (335.1)
 Accounts and drafts payable.....................  1,277.1     53.3      550.8
 Taxes...........................................    (45.8)   100.2        0.5
 Deferred revenue................................    126.5     80.9      100.4
 Other...........................................   (112.0)   (92.5)     (59.3)
                                                  --------  -------  ---------
   Total.........................................   (338.3)  (387.3)       1.5
                                                  --------  -------  ---------
   Net cash provided by continuing operations....    315.5    283.1      418.6
 Discontinued operations (Notes 4 and 10)........      1.6     (2.4)      11.5
                                                  --------  -------  ---------
   Net cash provided by operating activities.....    317.1    280.7      430.1
                                                  --------  -------  ---------
Investing Activities
 Purchases of marketable securities..............    (27.9)  (118.3)    (274.2)
 Maturities of marketable securities.............    117.9    183.9      344.4
 Property acquisitions...........................   (250.7)  (219.1)    (128.0)
 Properties sold.................................     29.0     21.3        7.2
 Proceeds from sales of subsidiaries and
  investments (Note 4)...........................      3.2      1.8      300.8
 Notes receivable issuances, net.................      --     (13.8)       --
 Acquisitions of businesses, less cash and short-
  term investments acquired (Note 4).............   (302.7)  (177.9)  (1,226.9)
 Other...........................................   (222.7)  (132.6)    (117.5)
                                                  --------  -------  ---------
   Net cash used by investing activities.........   (653.9)  (454.7)  (1,094.2)
                                                  --------  -------  ---------
Financing Activities (Notes 11, 12 and 15)
 Proceeds from issuance of debt..................     82.7    449.0    1,127.1
 Proceeds from issuance of trust convertible
  preferred securities, net of issuance costs....      --       --       195.1
 Repayment of debt...............................   (200.6)  (215.7)    (555.1)
 Dividends paid on convertible preferred
  securities.....................................    (10.0)   (10.3)       --
 Capital stock transactions:
 Issuances.......................................    224.9    149.0       79.7
 Share repurchases...............................      --      (1.2)    (157.9)
 ESOP note payments..............................      0.1      2.6        4.2
 Dividends paid..................................    (84.8)   (59.5)     (51.9)
 Other...........................................     (1.0)    (8.1)      (6.2)
                                                  --------  -------  ---------
   Net cash provided by financing activities.....     11.3    305.8      635.0
                                                  --------  -------  ---------
 Net Increase (Decrease) in Cash and Cash
  Equivalents....................................   (325.5)   131.8      (29.1)
 Cash and Cash Equivalents at beginning of year..    566.3    434.5      463.6
                                                  --------  -------  ---------
 Cash and Cash Equivalents at end of year........ $  240.8  $ 566.3  $   434.5
                                                  ========  =======  =========

                              See Financial Notes.

                              McKESSON HBOC, INC.

                                FINANCIAL NOTES

1. HBOC Transaction

  On January 12, 1999, McKesson Corporation ("McKesson") completed a merger with HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of McKesson common stock for all of the issued and outstanding shares of common stock of HBOC (the "HBOC Transaction"). Each share of HBOC stock was exchanged for 0.37 of a share of McKesson common stock. The merged company was renamed McKesson HBOC, Inc. ("McKessonHBOC" or the "Company"). The merger was structured as a tax-free reorganization and was accounted for as a pooling of interests.

  The historical financial statements give retroactive effect to the HBOC Transaction and other acquisitions completed by McKesson and HBOC in fiscal year 1999 accounted for under the pooling of interests method. Transaction costs related to such acquisitions have been included in the Statements of Consolidated Income. See Financial Note 4.

2. Significant Accounting Policies

  The consolidated financial statements of the Company include the financial statements of all majority-owned companies, except those classified as discontinued operations. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

  The Company is organized under three operating segments, Health Care Supply Management, Health Care Information Technology, and Water Products. Within the United States and Canada, the Health Care Supply Management segment is a leading wholesale distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products principally to chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers. The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to health care organizations throughout the United States and certain foreign countries. The Water Products segment is engaged in the processing and sale of bottled drinking water to homes and businesses and packaged water through retail stores.

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

  Marketable Securities Available for Sale are carried at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders' equity. At March 31, 1999, the fair value approximated the amortized cost of these securities. The investments mature on various dates through fiscal 2000.

  Inventories are stated at the lower of cost or market. Inventories of the Health Care Supply Management and Water Products segments consist of merchandise held for resale with the majority of the cost of domestic inventories determined on the last-in first-out (LIFO) method and international inventories stated at average cost. Health Care Information Technology segment inventories consist of computer hardware with cost determined either by the specific identification or first-in, first-out (FIFO) method.

                              MCKESSON HBOC, INC.

  Property, Plant and Equipment is stated at cost and depreciated on the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 45 years.

  Capitalized Software primarily reflects costs of the Health Care Information Technology segment to develop software products once the project has reached the point of technological feasibility. Management monitors the net realizable value of all software development investments to ensure that the investment will be recovered through future sales. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of three years.

  The Company capitalized software development costs of $56.3 million, $41.8 million, and $33.7 million in fiscal 1999, 1998, and 1997, respectively. Amortization of capitalized software costs totaled $25.9 million, $21.3 million and $16.6 million in 1999, 1998, and 1997, respectively. Royalty fees of $39.0 million, $32.1 million and $30.8 million, were expensed in 1999, 1998 and 1997, respectively, for software provided by third-party business partners.

  Capitalized software of the Health Care Supply Management and Water Products segments, included in other assets, reflects costs related to internally developed or purchased software for projects with costs in excess of $250,000 that are capitalized and amortized on a straight-line basis over periods not exceeding seven years.

  Goodwill and Other Intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 3 to 40 years. Negative goodwill arising from the acquisition of the FoxMeyer business is being amortized over a five-year period (see Financial Note 4). Accumulated amortization balances netted against goodwill and other intangibles were $175.1 million, $133.1 million, and $101.0 million at March 31, 1999, 1998 and 1997, respectively.

  Long-lived Assets. The Company periodically assesses the recoverability of the cost of its long-lived assets, including goodwill, based on a review of projected undiscounted cash flows associated with these assets. These cash flows are prepared and reviewed by management in connection with the Company's annual long range planning process. See Financial Note 5 for charges the Company has recorded related to impairment of assets.

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

  Revenue Recognition. Revenues of the Health Care Supply Management and Water Products segments are recognized when products are shipped or services are provided to customers. Included in these revenues are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby the Company acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. These sales totaled $6.8 billion in 1999, $2.7 billion in 1998 and $2.8 billion in 1997.

  On April 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition". Previously the Company utilized SOP 91-1, "Software Revenue Recognition". Revenues of the Health Care Information Technology segment include systems and services revenues. Information systems are marketed under equipment purchase and software license agreements as well as service agreements. One-time software and hardware revenue is generally recognized when the Company ensures that there is persuasive evidence that an arrangement exists, the fee is fixed and determinable, collectibility is probable and the software

                              MCKESSON HBOC, INC.

or hardware, as applicable, has been shipped. The Company's contracts generally allow separate accounting treatment for the systems and services components of the agreement. The Company also licenses software using multiyear agreements under which revenue is recognized on a subscription basis over the term of the agreement. Implementation fees and outsourcing services are recognized as the work is performed. Revenue from software maintenance contracts sold together with licenses is deferred when the license agreement is executed and recognized ratably over the contract term. Maintenance and support agreements sold separately are marketed under annual and multiyear agreements and are recognized ratably over the period covered by the agreements. Electronic commerce and remote processing services are recognized monthly as the work is performed.

  Also included in revenues is interest income of $37.9 million, $37.6 million, and $28.6 million in fiscal 1999, 1998 and 1997, respectively.

  Income Taxes. The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". See Financial Note 16.

  Foreign Currency Translation. Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments related to the Company's foreign operations are reported as a component of stockholders' equity.

  Derivative Financial Instruments. The Company's policy generally is to use financial derivatives only to manage exposure to fluctuations in interest and foreign currency exchange rates. The Company has entered into interest rate and currency swap agreements to hedge certain interest and currency rate risks which are accounted for using the settlement basis of accounting. Premiums paid on interest rate and currency swap agreements are deferred and amortized to interest expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument is settled. No gains or losses are recorded for movements in the swaps' values during the terms of the respective agreements.

  Employee Stock Options. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". See Financial Note 15 for the disclosures of pro forma earnings and earnings per share had the fair value method been used to account for stock-based employee compensation plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

  New Accounting Pronouncements. In fiscal year 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits".

  SFAS No. 130 requires an enterprise report, by major components and as a single total, the change in its net assets, during the period from non-owner sources. The components of comprehensive income are shown in the Statements of Consolidated Stockholders' Equity.

  SFAS No. 131 changes the way companies report segment information and requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources. See Financial Note 18.

  FAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional

                              MCKESSON HBOC, INC.

information on changes in the benefit obligation and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. Restatement of disclosures as of and for the years ended March 31, 1998 and 1997 has been made for comparative purposes. See Financial Note 17.

  In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133 is expected to be effective for the Company's fiscal year 2002. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its consolidated financial statements.

3. Restatement

  In April 1999, the Company discovered improper accounting practices (see Financial Note 19) at HBOC. The Audit Committee of the Company's Board of Directors initiated an investigation into such matters. As a result of the findings of the investigation, the Company's consolidated financial statements reflect amounts for HBOC (pre-merger) that are restated from those previously reported by HBOC (pre-merger) in its fiscal 1999 quarterly results and annual results for fiscal 1998 and 1997. Statements of income for the three-month period and year ended March 31, 1999, and the balance sheet at March 31, 1999, are not presented because the HBOC Transaction occurred on January 12, 1999, therefore, HBOC had not previously reported its results for these periods. Management has made all adjustments considered necessary as a result of the investigations into these improper accounting practices.

  In addition, the Company's consolidated financial statements give retroactive effect to the HBOC Transaction and other acquisitions completed by McKesson and HBOC in fiscal 1999 accounted for under the pooling of interests method.

  The following statements of income and balance sheets reconcile previously reported and restated financial information. The unaudited statements of income for the three-month periods ended June 30, 1998, September 30, 1998, and December 31, 1998, include all adjustments necessary for a fair presentation of the results of operations for such periods.

                              McKESSON HBOC, INC.

                                                              Statement of Income
                       --------------------------------------------------------------------------------------------------
                                                           Year Ended March 31, 1998
                       --------------------------------------------------------------------------------------------------
                                                    (in millions, except per share amounts)
                                               Contingent
                         HBO as     Improper    Revenues          Effect of            McKesson as  Effect of   McKesson
                       Previously  Application Improperly          Pooling    HBOC as  Previously    Pooling     HBOC as
                       Reported(1) of SOP 91-1 Recognized Other  Transactions Restated  Reported   Transactions Restated
                       ----------- ----------- ---------- -----  ------------ -------- ----------- ------------ ---------
Revenues.............   $1,303.9     $(39.7)     $(19.0)  $ 1.6     $206.9    $1,453.7  $20,857.3     $108.3    $22,419.3
Costs and Expenses
 Cost of sales.......      545.9       (5.6)        1.4     1.5       92.5       635.7   19,336.0       54.2     20,025.9
 Selling,
  distribution and
  administration.....      471.2       (0.2)       (0.3)    3.3       92.6       566.6    1,159.1       52.4      1,778.1
 Interest............        3.6        --          --      --         --          3.6      102.5        2.8        108.9
                        --------     ------      ------   -----     ------    --------  ---------     ------    ---------
 Total...............    1,020.7       (5.8)        1.1     4.8      185.1     1,205.9   20,597.6      109.4     21,912.9
                        --------     ------      ------   -----     ------    --------  ---------     ------    ---------
Income (Loss) Before
 Income Taxes and
 Dividends on
 Preferred Securities
 of Subsidiary
 Trust...............      283.2      (33.9)      (20.1)   (3.2)      21.8       247.8      259.7       (1.1)       506.4
Income taxes.........      113.2      (13.6)       (8.0)   (1.3)       6.3        96.6       98.6        0.4        195.6
Dividends on
 preferred securities
 of subsidiary
 trust...............        --         --          --      --         --          --        (6.2)       --          (6.2)
                        --------     ------      ------   -----     ------    --------  ---------     ------    ---------
Net Income (Loss)....   $  170.0     $(20.3)     $(12.1)  $(1.9)    $ 15.5    $  151.2  $   154.9     $ (1.5)   $   304.6
                        ========     ======      ======   =====     ======    ========  =========     ======    =========
Earnings (Loss) per
 Common Share
 Diluted.............   $   0.39                                                        $    1.59               $    1.10
 Basic...............       0.40                                                             1.69                    1.14
Shares on Which
 Earnings Per Common
 Share Were Based
 Diluted.............      434.0                                                            101.2                   282.1
 Basic...............      420.6                                                             91.5                   266.2

------
(1) Recast to a March 31 year end.

                              McKESSON HBOC, INC.

                                                             Statement of Income
                      --------------------------------------------------------------------------------------------------
                                                          Year Ended March 31, 1997
                      --------------------------------------------------------------------------------------------------
                                                   (in millions, except per share amounts)
                                              Contingent
                        HBOC as    Improper    Revenues          Effect of            McKesson as  Effect of   McKesson
                      Previously  Application Improperly          Pooling    HBOC as  Previously    Pooling     HBOC as
                      Reported(1) of SOP 91-1 Recognized Other  Transactions Restated  Reported   Transactions Restated
                      ----------- ----------- ---------- -----  ------------ -------- ----------- ------------ ---------
Revenues............   $1,021.8     $(21.1)     $(20.0)  $(0.2)    $163.1    $1,143.6  $15,710.8     $59.9     $16,914.3
Costs and Expenses
 Cost of sales......      436.7       (1.1)       (1.4)    0.3       71.5       506.0   14,673.5      23.8      15,203.3
 Selling,
  distribution and
  administration....      420.3        --         (1.8)   (2.5)      85.5       501.5      944.5      32.8       1,478.8
 Interest...........        3.2        --          --      --         --          3.2       55.7       2.1          61.0
                       --------     ------      ------   -----     ------    --------  ---------     -----     ---------
  Total.............      860.2       (1.1)       (3.2)   (2.2)     157.0     1,010.7   15,673.7      58.7      16,743.1
                       --------     ------      ------   -----     ------    --------  ---------     -----     ---------
Income (Loss) Before
 Income Taxes and
 Dividends on
 Preferred
 Securities of
 Subsidiary Trust...      161.6      (20.0)      (16.8)    2.0        6.1       132.9       37.1       1.2         171.2
Income taxes........       64.5       (8.0)       (6.7)    0.8        5.3        55.9       31.3       --           87.2
Dividends on
 preferred
 securities of
 subsidiary trust...        --         --          --      --         --          --        (0.7)      --           (0.7)
                       --------     ------      ------   -----     ------    --------  ---------     -----     ---------
Income (Loss) After
 Taxes
Continuing
 Operations.........       97.1      (12.0)      (10.1)    1.2        0.8        77.0        5.1       1.2          83.3
Discontinued
 Operations.........        --         --          --      --         --          --         8.6       --            8.6
Discontinued
 Operations--Gain on
 Sale of Armor All
 Stock..............        --         --          --      --         --          --       120.2       --          120.2
                       --------     ------      ------   -----     ------    --------  ---------     -----     ---------
Net Income (Loss)...   $   97.1     $(12.0)     $(10.1)  $ 1.2     $  0.8    $   77.0  $   133.9     $ 1.2     $   212.1
                       ========     ======      ======   =====     ======    ========  =========     =====     =========
Earnings (Loss) per
 Common Share
Diluted
 Continuing
  operations........   $   0.23                                                        $    0.06               $    0.32
 Discontinued
  operations........        --                                                              0.10                    0.03
 Discontinued
  operations--Gain
  on Sale of Armor
  All Stock ........        --                                                              1.35                    0.45
                       --------                                                        ---------               ---------
 Total..............   $   0.23                                                        $    1.51               $    0.80
                       ========                                                        =========               =========
Basic
 Continuing
  operations           $   0.24                                                        $    0.06               $    0.33
 Discontinued
  operations........        --                                                              0.10                    0.03
 Discontinued
  operations--Gain
  on sale of Armor
  All Stock.........        --                                                              1.41                    0.47
                       --------                                                        ---------               ---------
 Total..............   $   0.24                                                        $    1.57               $    0.83
                       ========                                                        =========               =========
Shares on Which
 Earnings Per Common
 Share Were Based
 Diluted............      424.5                                                             89.4                   265.2
 Basic..............      408.1                                                             85.5                   253.9

------
(1) Recast to a March 31 year end.

                              McKESSON HBOC, INC.

                                                               Statement of Income
                    -----------------------------------------------------------------------------------------------------------
                                                   Three Months Ended June 30, 1998 (unaudited)
                    -----------------------------------------------------------------------------------------------------------
                                                     (in millions, except per share amounts)
                                           Contingent
                     HBOC as    Improper    Revenues                     Effect of            McKesson as  Effect of   McKesson
                    Previously Application Improperly Backdated           Pooling    HBOC as  Previously    Pooling    HBOC as
                     Reported  of SOP 97-2 Recognized Contracts Other   Transactions Restated  Reported   Transactions Restated
                    ---------- ----------- ---------- --------- ------  ------------ -------- ----------- ------------ --------
Revenues..........    $382.8     $(25.8)     $(32.6)    $(4.7)  $ (5.5)    $62.3      $376.5   $5,870.9      $35.9     $6,283.3
Costs and Expenses
 Cost of sales....     155.1        --          --        --      (0.1)     28.8       183.8    5,468.6       18.0      5,670.4
 Selling,
  distribution and
  administration..      99.6        1.7        (4.9)      --      21.8      28.8       147.0      302.2       16.0        465.2
 Interest.........       2.1        --          --        --       --        --          2.1       28.0        0.8         30.9
                      ------     ------      ------     -----   ------     -----      ------   --------      -----     --------
  Total...........     256.8        1.7        (4.9)      --      21.7      57.6       332.9    5,798.8       34.8      6,166.5
                      ------     ------      ------     -----   ------     -----      ------   --------      -----     --------
Income Before
 Income Taxes and
 Dividends on
 Preferred
 Securities of
 Subsidiary
 Trust............     126.0      (27.5)      (27.7)     (4.7)   (27.2)      4.7        43.6       72.1        1.1        116.8
Income taxes......      50.4      (11.0)      (11.1)     (1.9)   (11.0)      1.8        17.2       28.4        0.5         46.1
Dividends on
 preferred
 securities of
 subsidiary
 trust............       --         --          --        --       --        --          --        (1.6)       --          (1.6)
                      ------     ------      ------     -----   ------     -----      ------   --------      -----     --------
Net Income........    $ 75.6     $(16.5)     $(16.6)    $(2.8)  $(16.2)    $ 2.9      $ 26.4   $   42.1      $ 0.6     $   69.1
                      ======     ======      ======     =====   ======     =====      ======   ========      =====     ========
Earnings per
 Common Share
 Diluted..........    $ 0.17                                                                   $   0.43                $   0.25
 Basic............      0.18                                                                       0.45                    0.25
Shares on Which
 Earnings Per
 Common Share Were
 Based
 Diluted..........     441.9                                                                      103.5                   288.4
 Basic............     430.0                                                                       92.9                   272.4

                              McKESSON HBOC, INC.

                                                                Statement of Income
                     -----------------------------------------------------------------------------------------------------------
                                                 Three Months Ended September 30, 1998 (unaudited)
                     -----------------------------------------------------------------------------------------------------------
                                                      (in millions, except per share amounts)
                                            Contingent
                      HBOC as    Improper    Revenues                     Effect of            McKesson as  Effect of   McKesson
                     Previously Application Improperly Backdated           Pooling    HBOC as  Previously    Pooling    HBOC as
                      Reported  of SOP 97-2 Recognized Contracts Other   Transactions Restated  Reported   Transactions Restated
                     ---------- ----------- ---------- --------- ------  ------------ -------- ----------- ------------ --------
Revenues...........    $406.1     $(20.8)     $(22.9)    $2.4    $(27.8)    $55.8      $392.8   $6,941.5       $3.0     $7,337.3
Costs and Expenses
 Cost of sales.....     161.3        0.6        (2.2)     --        2.8      28.7       191.2    6,512.8        0.4      6,704.4
 Selling,
  distribution and
  administration...     105.1        0.7        (3.4)     --       44.3      24.7       171.4      381.9        2.4        555.7
 Interest..........       0.2        --          --       --        0.1       --          0.3       29.4        0.2         29.9
                       ------     ------      ------     ----    ------     -----      ------   --------       ----     --------
   Total...........     266.6        1.3        (5.6)     --       47.2      53.4       362.9    6,924.1        3.0      7,290.0
                       ------     ------      ------     ----    ------     -----      ------   --------       ----     --------
Income (Loss)
 Before Income
 Taxes and
 Dividends on
 Preferred
 Securities of
 Subsidiary Trust..     139.5      (22.1)      (17.3)     2.4     (75.0)      2.4        29.9       17.4        --          47.3
Income taxes.......      55.8       (8.9)       (6.9)     1.0     (30.0)      2.0        13.0        6.5        --          19.5
Dividends on
 preferred
 securities of
 subsidiary trust..       --         --          --       --        --        --          --        (1.5)       --          (1.5)
                       ------     ------      ------     ----    ------     -----      ------   --------       ----     --------
Net Income.........    $ 83.7     $(13.2)     $(10.4)    $1.4    $(45.0)    $ 0.4      $ 16.9   $    9.4       $--      $   26.3
                       ======     ======      ======     ====    ======     =====      ======   ========       ====     ========
Earnings per Common
 Share
 Diluted...........    $ 0.19                                                                   $   0.10                $   0.10
 Basic.............      0.19                                                                       0.10                    0.10
Shares on Which
 Earnings Per
 Common Share Were
 Based.............
 Diluted...........     441.8                                                                      108.8                   289.9
 Basic.............     431.1                                                                       98.1                   274.6

                              McKESSON HBOC, INC.

                                                               Statement of Income
                    ----------------------------------------------------------------------------------------------------------
                                                Three Months Ended December 31, 1998 (unaudited)
                    ----------------------------------------------------------------------------------------------------------
                                                     (in millions, except per share amounts)
                                           Contingent
                     HBOC as    Improper    Revenues                    Effect of            McKesson as  Effect of   McKesson
                    Previously Application Improperly Backdated          Pooling    HBOC as  Previously    Pooling    HBOC as
                     Reported  of SOP 97-2 Recognized Contracts Other  Transactions Restated  Reported   Transactions Restated
                    ---------- ----------- ---------- --------- -----  ------------ -------- ----------- ------------ --------
Revenues..........    $475.8     $(33.7)     $(48.8)    $(2.8)  $(2.7)     $--       $387.8   $7,978.8       $--      $8,366.6
Costs and Expenses
 Cost of sales....     199.3        0.7        (3.0)      --     (6.8)      --        190.2    7,505.8        --       7,696.0
 Selling,
  distribution and
  administration..     171.3       (0.1)       (7.2)      --     13.5       --        177.5      371.2        --         548.7
 Interest.........       0.5        --          --        --      --        --          0.5       32.4        --          32.9
                      ------     ------      ------     -----   -----      ----      ------   --------       ----     --------
  Total...........     371.1        0.6       (10.2)      --      6.7       --        368.2    7,909.4        --       8,277.6
                      ------     ------      ------     -----   -----      ----      ------   --------       ----     --------
Income (Loss)
 Before Income
 Taxes and
 Dividends on
 Preferred
 Securities of
 Subsidiary
 Trust............     104.7      (34.3)      (38.6)     (2.8)   (9.4)      --         19.6       69.4        --          89.0
Income taxes......      45.1      (13.7)      (15.4)     (1.1)   (3.8)      --         11.1       25.7        --          36.8
Dividends on
 preferred
 securities of
 subsidiary
 trust............       --         --          --        --      --        --          --        (1.5)       --          (1.5)
                      ------     ------      ------     -----   -----      ----      ------   --------       ----     --------
Net Income........    $ 59.6     $(20.6)     $(23.2)    $(1.7)  $(5.6)     $--       $  8.5   $   42.2       $--      $   50.7
                      ======     ======      ======     =====   =====      ====      ======   ========       ====     ========
Earnings per
 Common Share
 Diluted..........                                                                            $   0.40                $   0.18
 Basic............                                                                                0.43                    0.18
Shares on Which
 Earnings Per
 Common Share Were
 Based
 Diluted..........                                                                               109.1                   289.7
 Basic............                                                                                98.6                   275.2

                              McKESSON HBOC, INC.

                                                                  Balance Sheet
                         -----------------------------------------------------------------------------------------------
                                                                 March 31, 1998
                         -----------------------------------------------------------------------------------------------
                                                                  (in millions)
                          HBOC as    Effect of    Improper           McKesson as  Effect of                     McKesson
                         Previously   Pooling    Accounting HBOC as  Previously    Pooling          Other       HBOC as
                          Reported  Transactions Practices  Restated  Reported   Transactions Reclassifications Restated
                         ---------- ------------ ---------- -------- ----------- ------------ ----------------- --------
         Assets
Cash and cash
 equivalents............  $  467.9     $ 57.8      $  --    $  525.7  $   35.7      $  4.9         $  --        $  566.3
Marketable securities
 available for sale.....       5.0       34.2         --        39.2      77.9         --             --           117.1
Receivables.............     454.1       58.5        48.1      560.7   1,380.4        19.3           (0.4)       1,960.0
Inventories.............       7.9        4.0         4.3       16.2   2,583.5         9.0            --         2,608.7
Prepaid expenses........      48.4       17.8        25.7       91.9      28.1         1.6          (16.6)         105.0
                          --------     ------      ------   --------  --------      ------         ------       --------
   Total current
    assets..............     983.3      172.3        78.1    1,233.7   4,105.6        34.8          (17.0)       5,357.1
                          --------     ------      ------   --------  --------      ------         ------       --------
Property, plant and
 equipment, net.........      96.8       26.7         --       123.5     430.3        39.3            --           593.1
Capitalized software....      72.9        4.3         --        77.2       --          --             --            77.2
Notes receivable........       --         --          --         --        --          --            34.5           34.5
Goodwill and other
 intangibles............     165.9       22.6         --       188.5     752.4        32.9            --           973.8
Other assets............      49.3       15.7        11.0       76.0     319.2         3.2          (84.4)         314.0
                          --------     ------      ------   --------  --------      ------         ------       --------
   Total assets.........  $1,368.2     $241.6      $ 89.1   $1,698.9  $5,607.5      $110.2         $(66.9)      $7,349.7
                          ========     ======      ======   ========  ========      ======         ======       ========
      Liabilities
Deferred revenue........  $  166.0     $ 16.7      $ 99.4   $  282.1  $    --       $  --          $  --        $  282.1
Other current
 liabilities............     179.8       32.7        85.8      298.3   2,577.8        23.5          (54.7)       2,844.9
                          --------     ------      ------   --------  --------      ------         ------       --------
   Total current
    liabilities.........     345.8       49.4       185.2      580.4   2,577.8        23.5          (54.7)       3,127.0
                          --------     ------      ------   --------  --------      ------         ------       --------
Postretirement
 obligations and other
 noncurrent
 liabilities............       7.6        0.1         --         7.7     233.3         2.9           (1.9)         242.0
Long-term debt..........       0.9        0.2         --         1.1   1,194.2        28.3            --         1,223.6
McKessonHBOC-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary grantor
 trust whose sole assets
 are junior subordinated
 debentures of
 McKessonHBOC...........       --         --          --         --      195.4         --             --           195.4
  Stockholders' Equity
   Total stockholders'
    equity..............   1,013.9      191.9       (96.1)   1,109.7   1,406.8        55.5          (10.3)       2,561.7
                          --------     ------      ------   --------  --------      ------         ------       --------
   Total liabilities and
    stockholders'
    equity..............  $1,368.2     $241.6      $ 89.1   $1,698.9  $5,607.5      $110.2         $(66.9)      $7,349.7
                          ========     ======      ======   ========  ========      ======         ======       ========

                              McKESSON HBOC, INC.

                                                                Balance Sheet
                   -------------------------------------------------------------------------------------------------------
                                                               March 31, 1997
                   -------------------------------------------------------------------------------------------------------
                    HBOC as    Effect of    Improper           McKesson as  Effect of                     McKesson
                   Previously   Pooling    Accounting HBOC as  Previously    Pooling          Other       HBOC as
                    Reported  Transactions Practices  Restated  Reported   Transactions Reclassifications Restated
                   ---------- ------------ ---------- -------- ----------- ------------ ----------------- --------
                                                            (in millions)
     Assets
Cash and cash
 equivalents.....   $  249.3     $ 59.4      $ --     $  308.7  $  124.8      $ 1.0          $  --        $  434.5
Marketable
 securities
 available for
 sale............       37.7       22.9        --         60.6     105.0        --              --           165.6
Receivables......      335.0       37.3        4.5       376.8   1,224.5       11.2            (0.3)       1,612.2
Inventories......       10.1        3.4        --         13.5   2,259.5        4.5             --         2,277.5
Prepaid
 expenses........       45.5        6.5       13.7        65.7      47.3        1.4             8.4          122.8
                    --------     ------      -----    --------  --------      -----          ------       --------
 Total current
  assets.........      677.6      129.5       18.2       825.3   3,761.1       18.1             8.1        4,612.6
                    --------     ------      -----    --------  --------      -----          ------       --------
Property, plant
 and equipment,
 net.............       57.0       24.6        --         81.6     373.6       34.1             --           489.3
Capitalized
 software........       68.1        2.2        --         70.3       --         --              --            70.3
Notes
 receivable......        --         --         --          --        --         --             29.1           29.1
Goodwill and
 other
 intangibles.....      177.7       16.8        --        194.5     736.2        3.4             --           934.1
Other assets.....       60.3       24.2        8.7        93.2     301.9        1.6           (58.8)         337.9
                    --------     ------      -----    --------  --------      -----          ------       --------
 Total assets....   $1,040.7     $197.3      $26.9    $1,264.9  $5,172.8      $57.2          $(21.6)      $6,473.3
                    ========     ======      =====    ========  ========      =====          ======       ========
   Liabilities
Deferred
 revenue.........   $  115.5     $ 12.7      $73.0    $  201.2  $    --       $ --           $  --        $  201.2
Other current
 liabilities.....      200.1       24.4       14.2       238.7   2,637.2       11.2           (10.0)       2,877.1
                    --------     ------      -----    --------  --------      -----          ------       --------
 Total current
  liabilities....      315.6       37.1       87.2       439.9   2,637.2       11.2           (10.0)       3,078.3
                    --------     ------      -----    --------  --------      -----          ------       --------
Postretirement
 obligations and
 other noncurrent
 liabilities.....        8.1        --         --          8.1     255.1        3.1            (2.0)         264.3
Long-term debt...        0.6        2.3        --          2.9     824.9       26.3             --           854.1
McKessonHBOC-
 obligated
 mandatorily
 redeemable
 preferred
 securities of
 subsidiary
 grantor trust
 whose sole
 assets are
 junior
 subordinated
 debentures of
 McKessonHBOC....        --         --         --          --      194.8        --              --           194.8
  Stockholders'
      Equity
 Total
  stockholders'
  equity.........      716.4      157.9      (60.3)      814.0   1,260.8       16.6            (9.6)       2,081.8
                    --------     ------      -----    --------  --------      -----          ------       --------
 Total
  liabilities and
  stockholders'
  equity.........   $1,040.7     $197.3      $26.9    $1,264.9  $5,172.8      $57.2          $(21.6)      $6,473.3
                    ========     ======      =====    ========  ========      =====          ======       ========

                              McKESSON HBOC, INC.

 HBOC As Previously Reported

  Prior to its merger with McKesson, HBOC's fiscal year end was December 31. HBOC's financial statements were recast to a March 31 year end. Accordingly, the previously reported 1998 and 1997 HBOC calendar year first quarter net income of $64.9 million and $38.4 million, respectively, have been added and the 1997 and 1996 HBOC calendar year first quarter net income of $38.4 million and $23.6 million, respectively, have been subtracted from the respective 1997 and 1996 HBOC calendar years to derive the previously reported HBOC financial information for the twelve months ended March 31, 1998 and 1997. All share and earnings per share amounts have been restated to reflect the fiscal 1999 two-for-one stock split effected in the form of a stock dividend. In addition, certain reclassifications have been made to conform to McKesson's financial statement presentation. The twelve months ended March 31, 1998 and 1997 as shown have not been previously presented in this format.

 Improper Application of SOP 97-2 or SOP 91-1

  These adjustments represent the net effects of the reversal or deferral of software, hardware and services revenues (including related maintenance) and other related items because the conditions required for revenue recognition by SOP 97-2, or SOP 91-1, were not met at the time revenue was recognized. In addition, the adjustments include the net deferral of software revenues recognized under multiyear agreements that are required to be recognized over the term of the contract.

 Contingent Revenues Improperly Recognized

  These adjustments represent the net effects of the reversal or deferral of software, hardware and services revenues and other related items because the sales were contingent upon a future event which had not occurred, such as board approval, legal review or third party financing. In most cases these contingencies were contained in side letters or other agreements outside of the normal contract process.

 Backdated Contracts

  These adjustments represent the net effects of the reversal or deferral of software, hardware and services revenues and other related items because the customer contracts were determined to have been signed subsequent to quarter end and backdated such that revenue was prematurely recognized. These adjustments include the offsetting effect of revenues recognized under these contracts in the periods the contracts were actually signed.

 Other Adjustments to Statements of Income

  These adjustments primarily include other revenue adjustments related to the timing of recognition of customer credit memos and one nonmonetary transaction in the quarter ended September 30, 1998 where the earnings process was not complete, expense underaccruals (including commissions and bad debt provisions), and the reversal of certain excess accruals recorded by HBOC in conjunction with acquisitions.

 Effect of Pooling Transactions

  These adjustments include the results of operations and financial position of acquired companies, other than the HBOC Transaction, for which the pooling of interests method was utilized.

 Adjustments to Balance Sheets

  These adjustments represent the balance sheet impact of the adjustments described above to the Statements of Income, and consist primarily of the reversal of accounts receivable and deferred maintenance revenues related to the revenue reversals and liability adjustments related to expense accruals. Receivables which had been sold and removed from the balance sheet were reinstated, along with the related obligation, because accounting requirements for removal had not been met. In addition, certain reclassifications have been made to conform to the Company's fiscal 1999 consolidated financial statement presentation.

                              McKESSON HBOC, INC.

4. Acquisitions, Investments and Divestitures

 Poolings of Interests:

  In addition to the HBOC Transaction (see Financial Note 1), the following acquisitions were accounted for under the pooling of interests method:

  In August 1998, the Company acquired Hawk Medical Supply, Inc., a distributor of medical-surgical supplies primarily to the primary care sector, for approximately 2 million shares of Company common stock.

  Also in August 1998, the Company acquired J. Knipper and Company, a provider of direct mail, fulfillment and sales support services, including sample distribution to physician and pharmaceutical company sales representatives, for approximately 300,000 shares of Company common stock.

  In September 1998, the Company acquired Automated Prescription Systems, Inc., a manufacturer of automated prescription filling and dispensing systems, for approximately 1.4 million shares of Company common stock.

  In October 1998, the Company acquired US Servis, Inc., a professional management company that provides outsourcing services for physician delivery systems and hospital business offices, for approximately 1.9 million shares of HBOC common stock (equivalent to approximately 700,000 shares of Company common stock after application of the exchange ratio of 0.37 shares of Company common stock for each share of HBOC common stock (the "Exchange Ratio")).

  In October 1998, the Company completed the acquisition of IMNET Systems, Inc., a provider of electronic information and document management solutions for the health care industry, for approximately 9.6 million shares of HBOC common stock and 1.6 million HBOC stock options (equivalent to approximately
3.6 million shares of Company common stock and 0.6 million Company stock options after application of the Exchange Ratio).

  In December 1998, the Company acquired Access Health, Inc., a provider of clinically based care management programs and health care information services, for approximately 34.4 million shares of HBOC common stock (equivalent to approximately 12.7 million shares of Company common stock after application of the Exchange Ratio).

  Also in fiscal 1999, the Company's Water Products segment completed the acquisitions of Ephrata Diamond Spring Water Company ("Ephrata Diamond") and Keystone National Water Company ("Keystone") for an aggregate of approximately
0.5 million shares of Company common stock.

  In June 1997, the Company completed the acquisition of AMISYS Managed Care Systems, Inc. ("AMISYS"), a provider of information systems for managed care entities and other parties that assume financial risk for healthcare populations, for approximately 10.8 million shares of HBOC common stock (equivalent to approximately 4.0 million shares of Company common stock after application of the Exchange Ratio).

  Also in June 1997, the Company completed the acquisition of Enterprise Systems, Inc. ("ESi"), a developer of resource management solutions, for approximately 15.2 million shares of HBOC common stock (equivalent to approximately 5.6 million shares of Company common stock after application of the Exchange Ratio).

  In December 1997, the Company completed the acquisition of HPR, Inc. ("HPR"), a provider of clinical information systems for the managed care industry, for approximately 18.4 million shares of HBOC common

                              McKESSON HBOC, INC.

stock (equivalent to approximately 6.8 million shares of Company common stock after application of the Exchange Ratio).

  Also in December 1997, the Company completed the acquisition of National Health Enhancement Systems, Inc. ("NHES"), a provider of health care information technology solutions specializing in demand and disease management products for approximately 3.6 million shares of HBOC common stock (equivalent to approximately 1.3 million shares of Company common stock after application of the Exchange Ratio).

  In August 1996, the Company completed the acquisition of CyCare Systems, Inc. ("CyCare"), a provider of physician practice management software systems and electronic commerce services for medical group practices, faculty practice plans and medical enterprises, for approximately 17.6 million shares of HBOC common stock (equivalent to approximately 6.5 million shares of Company common stock after application of the Exchange Ratio).

  In September 1996, the Company completed the acquisition of Management Software Inc. ("MSI"), a provider of software solutions for the home care industry, for approximately 3.4 million shares of HBOC common stock (equivalent to approximately 1.3 million shares of Company common stock after application of the Exchange Ratio).

  In December 1996, the Company completed the acquisition of GMIS Inc., a developer of data quality and decision support software for the payor marketplace, for approximately 14.8 million shares of HBOC common stock (equivalent to approximately 5.5 million shares of Company common stock after application of the Exchange Ratio).

  In connection with the acquisitions discussed above, which were accounted for as pooling of interests, the Company incurred transaction costs, primarily consisting of professional fees such as investment banking, legal and accounting fees, of $84.9 million, $32.7 million and $17.2 million for the years ended March 31, 1999, 1998 and 1997, respectively. The costs for the year ended March 31, 1999 include approximately $6.6 million of transaction costs associated with various terminated transactions which had been explored by the Company, and for the year ended March 31, 1998 include approximately $16.7 million of transaction costs associated with the terminated merger with AmeriSource Health Corporation.

  In addition, the Company incurred costs of $88.7 million and $1.4 million during the years ended March 31, 1999 and 1998, respectively, primarily related to benefits received by employees in connection with change of control provisions, signing and retention bonuses granted and retirement and employee benefits granted associated with acquisitions.

 Purchase Transactions:

  The following acquisitions were accounted for under the purchase method and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates:

  In September 1998, the Company acquired MedManagement LLC, a pharmacy management, purchasing, consulting and information services company, for approximately $38 million in cash. The acquisition was funded with debt. The excess of the purchase price over the fair value of the net assets acquired of $41 million is being amortized on a straight-line basis over 40 years.

  In November 1998, the Company acquired Red Line Healthcare Corporation ("RedLine"), a distributor of medical supplies and services to the extended-care industry, including long-term-care and home-care sites for approximately $233 million in cash. The acquisition was funded with debt. The valuation of the RedLine net

                              McKESSON HBOC, INC.

assets acquired included the recognition of liabilities totaling $5.8 million related to closures of duplicate facilities, and involuntary termination and relocation benefits which remained outstanding as of March 31, 1999. The excess of the purchase price over the fair value of the net assets acquired of $149 million is being amortized on a straight-line basis over 40 years.

  In fiscal 1999, the Company also made a number of smaller acquisitions including six distributors of first-aid products and five water processing businesses. The aggregate cost of these acquisitions, accounted for as purchases, totaled approximately $35 million.

  In August 1997, the Company's Canadian health care distribution business, Medis Health and Pharmaceutical Services Inc. ("Medis") announced an agreement with Drug Trading Company, Limited ("Drug Trading") to transition Drug Trading's retail customers to Medis over a six-month period. The Company acquired assets consisting primarily of accounts receivable, inventories and customer contracts, for approximately $83 million in cash. The transaction was funded with proceeds from operations and short-term borrowings. This acquisition was accounted for under the purchase accounting method and the excess of the purchase price over the fair value of the net assets acquired of $9.2 million is being amortized on a straight-line basis over 40 years.

  In October 1997, the Company acquired AT&T's UK Specialist Health Care Services Division ("ATT-UK"), a provider of software solutions and remote processing services for financial and payroll needs of health care providers in the United Kingdom for approximately $30 million in cash. In connection with the acquisition, the Company wrote off $7.7 million of purchase price allocated to in-process technology. These costs were expensed as of the acquisition date.

  In fiscal 1998, the Company also made a number of smaller acquisitions including six distributors of first-aid products, two distributors of medical-surgical supplies, and a pharmaceuticals distributor. The aggregate cost of these acquisitions, accounted for as purchases, amounted to approximately $20 million.

  On February 21, 1997, the Company acquired General Medical Inc. ("MGM"), a multi-market distributor of medical-surgical supplies to acute-care, primary care, and extended-care markets, for approximately $775 million including the issuance of approximately 5.6 million shares of the Company's common stock and the assumption of approximately $428 million in debt. The valuation of the MGM net assets acquired included the recognition of liabilities totaling $7.9 million related to closures of duplicate facilities and involuntary termination and relocation benefits, of which $0 million, $1.0 million and $7.3 million remained outstanding as of March 31, 1999, 1998 and 1997, respectively. Changes to the reserve in fiscal 1999 and 1998 consisted primarily of cash payments for severance benefits and costs to close down duplicate facilities. The excess of the purchase price over the fair value of the net assets acquired of approximately $600 million is being amortized on a straight-line basis over 40 years.

  On November 8, 1996, the Company acquired FoxMeyer Corporation's pharmaceutical distribution business ("FoxMeyer"), pursuant to an expedited auction process in the FoxMeyer Corporation bankruptcy proceeding in Wilmington, Delaware. The Company paid approximately $23 million in cash to the debtors, paid off approximately $500 million in secured debt, and assumed an additional $75 million in other liabilities. The Company utilized proceeds from commercial paper issuances and a note payable to a bank to fund the transaction. The note payable was repaid prior to March 31, 1997, with cash flow from operations and proceeds from divestitures. The Company acquired assets consisting primarily of accounts receivable and inventories of approximately $650 million, customer contracts and property and equipment.

  As further discussed in Financial Note 5, as a result of the FoxMeyer acquisition, management assessed strategies and program offerings and initiated a plan to optimize the network configuration from the combined

                              McKESSON HBOC, INC.

distribution centers of the Company and those acquired. This plan was reflected in the valuation of the FoxMeyer net assets acquired. The plan to consolidate the FoxMeyer business was executed during the latter part of fiscal 1997, fiscal 1998 and fiscal 1999. Liabilities of $37.6 million were recognized for costs associated with closures of duplicate distribution centers and workforce reductions of which $0.3 million, $3.0 million and $21.9 million remained outstanding as of March 31, 1999, 1998 and 1997, respectively. Reductions in the reserves in fiscal 1999 and 1998 consisted primarily of cash payments for severance benefits and costs related to FoxMeyer facility closures. The excess of the fair value of net assets acquired over the purchase price, after reducing to zero the carrying value of long-term assets expected to be retained for use by the Company, of $28 million (negative goodwill) is being amortized over 5 years.

  The following unaudited pro forma information for fiscal 1997 has been prepared assuming FoxMeyer and MGM had been acquired as of the beginning of the year (in millions except per share amounts):

                                                                        1997
                                                                      ---------
   Revenues.......................................................... $18,602.3
   Net loss..........................................................    (191.1)
   Loss per share
     Diluted.........................................................     (0.75)
     Basic...........................................................     (0.75)

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

  Unaudited pro forma information is not presented for acquisitions accounted for by the purchase method during the years ended March 31, 1999, 1998 and 1997, other than FoxMeyer and MGM, as the impact on consolidated revenues, net income and net income per share would not be significant.

  In April 1996, the Company acquired Automated Healthcare, Inc. ("MAH") for $61.4 million in cash and the assumption of $3.2 million of employee stock incentives. MAH designs, manufactures, sells, and installs automated pharmaceutical dispensing equipment for use by health care institutions. The goodwill related to the acquisition of approximately $13.4 million is being amortized on a straight-line basis over ten years. A $48.2 million charge was recorded to write off the portion of the purchase price of MAH allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. Existing technology was valued at $0.4 million and is being amortized on a straight-line basis over a three-year period. The Company utilized a discounted cash flow methodology by product line to value in-process and existing technologies as of the acquisition date.

Divestitures:

  On March 31, 1997, the Company sold its service merchandising unit, Millbrook Distribution Services, Inc. ("Millbrook"), to R.A.B. Holdings, Inc. The after-tax proceeds on the sale approximated Millbrook's book value.

  In March 1997, the Company sold its Aqua-Vend vended water business ("Aqua-Vend"), a unit of the Water Products segment. The after-tax proceeds on the sale approximated Aqua-Vend's book value, after giving effect to the $7.0 million pre-tax provision for impairment of certain assets recorded in the third quarter of fiscal 1997. See Financial Note 5.

                              McKESSON HBOC, INC.

  In December 1996, the Company sold its 55% equity interest in Armor All Products Corporation ("Armor All") to The Clorox Company for $221.9 million and recognized an after-tax gain of $120.2 million. At closing, after-tax proceeds of $109.8 million replaced the 6.9 million Armor All shares held in trust as exchange property for the Company's $180 million exchangeable subordinated debentures, see Financial Note 11.

  All of the net assets and results of operations of both Armor All and Millbrook are classified as discontinued operations.

5. Restructuring and Asset Impairments

  In fiscal 1999, 1998 and 1997 the Company recorded charges for restructurings and asset impairments of $144.6 million, $54.3 million, and $126.8 million, respectively. The major components of the charges are as follows:

                                                            1999  1998   1997
                                                           ------ ----- ------
                                                              (in millions)
   Write-down of assets and other exit-related costs...... $111.3 $36.8 $114.8
   Severance..............................................   33.3  17.5   12.0

 Fiscal 1999

Health Care Supply Management

  In fiscal 1999, the Company identified six distribution centers for closure to be completed by the middle of fiscal 2000. The Company recorded a charge of $25.5 million related to such closures. Of this charge, $21.7 million was required to reduce the carrying value of facility assets to their estimated fair value less disposal costs, and $3.8 million was related to computer hardware and software which will no longer be used at such facilities. Fair value was determined based on sales of similar assets, appraisals, and/or other estimates such as discounting of estimated future cash flows. Considerable management judgment is necessary to estimate fair values, accordingly, actual results could vary significantly from such estimates. Also related to such closures, a charge of $17.2 million was recorded for other exit-related costs. These primarily consist of costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations, as well as the write-off of costs related to duplicate assets which do not have future use by the Company. $25.5 million of the $42.7 million discussed above was non-cash.

  As part of this plan, the Company recorded a severance charge of $13.3 million for workforce reductions. The severance charge relates to the termination of approximately 1,000 employees, primarily in distribution centers and associated back-office functions. Severance of $2.7 million was paid during fiscal 1999. The remaining severance will be paid in fiscal 2000.

  The Company also wrote off $23.5 million (non-cash) of computer hardware and software which were abandoned as the result of an acquisition during the year.

Health Care Information Technology

  In fiscal 1999, the Health Care Information Technology segment completed several acquisitions. In connection with these acquisitions, and the merger with McKesson, plans were approved by management to consolidate facilities, reduce workforce and eliminate duplicate products and internal systems.

  In order to effect these plans, the Company identified workforce reductions, including both acquired company and Company personnel, and recorded severance costs of $18.6 million (net of a $3 million reversal of previously recorded severance obligations which were determined to be in excess). The severance charge relates

                              McKESSON HBOC, INC.

to the termination of approximately 550 employees, primarily in development and administrative functions. Severance of $6.4 million was paid during fiscal 1999. The remaining severance will be paid in fiscal 2000.

  In addition, duplicate facilities, products and internal systems were identified for elimination, resulting in charges of $22.2 million, relating principally to the write-off of capitalized costs, lease termination costs, and royalty agreements which were terminated at a cost of $12.0 million because products subject to minimum royalty payments to third parties were replaced with acquired products. In addition, following the HBOC Transaction, the Company evaluated the performance of a foreign business and elected to shut down its facility. Charges of $11.6 million were recorded, principally related to the write-off of goodwill to fair value based on discounted cash flows. Revenues and net operating income for this foreign business were not significant in fiscal 1999. Certain investments became impaired during fiscal 1999 and were written down by $4.3 million to their net realizable values based primarily on discounted cash flows, and other reserves of $4.1 million were recorded to cover customer and other claims arising out of the acquisitions. Substantially all of the above charges were non-cash asset write-offs.

Water Products

  Upon completion of certain acquisitions accounted for as pooling of interests during fiscal 1999, the Company identified and wrote off $2.5 million of computer equipment and other assets which were abandoned. In addition, management decided to close down an acquired bottling facility during fiscal 2000 which was determined to be inefficient, and recorded $0.4 million of estimated costs required to prepare the facility for closure which are expected to be paid during fiscal 2000.

  As a result of duplicative functions arising from certain acquisitions, the Company recorded a charge of $1.4 million for workforce reductions of approximately 100 operational and management personnel, primarily in overhead functions. The individuals will be terminated and severance paid in fiscal 2000.

  The charges discussed above have been recorded in selling, distribution and administrative expenses. During fiscal 1999 there were no significant changes in estimates or recharacterization of amounts from restructuring reserves recorded in prior years.

 Fiscal 1998

Health Care Supply Management

  The Company recorded a charge of $9.4 million for workforce reductions announced in fiscal 1998. The severance charge relates to the termination of approximately 600 employees, primarily in distribution center and back-office functions. Approximately 200 of these employees had been terminated, and $2.8 million of severance costs had been paid during fiscal 1998. The remaining employees were terminated, and the remaining severance was paid, in fiscal 1999. In addition, $3.7 million was recorded due to the loss on the sale of an investment, and a charge of $0.7 million associated with the closure of a facility in Canada.

Health Care Information Technology

  In fiscal 1998, the Health Care Information Technology segment completed several acquisitions. In connection with these acquisitions, duplicate products, facilities and internal systems were eliminated and, employees were terminated. In addition, a minority investment became impaired.

                              McKESSON HBOC, INC.

  The Company identified workforce reductions, including both acquired company and Company personnel, and recorded severance costs of $8.1 million. Severance of $4.6 million was paid during fiscal 1998 and the remaining severance was paid in fiscal 1999.

  Duplicate products, facilities and internal systems were identified which resulted in charges of $22.4 million (non-cash), consisting primarily of capitalized costs and intangible write-offs of $19.3 million related to discontinuance of certain product lines. Revenues and net income from the discontinued product lines were replaced by acquired product lines. In addition, a $10.0 million minority investment became impaired and was written off (non-cash).

  The charges discussed above have been recorded in selling, distribution and administrative expenses. During fiscal 1998 there were no significant changes in estimates or recharacterization of amounts from restructuring reserves recorded in prior years.

 Fiscal 1997

Health Care Supply Management

  The acquisition of the assets and operations of FoxMeyer (see Financial Note
4) resulted in a significant increase in sales volume, a substantial change in the customer mix (primarily a large increase in institutional customers), and overlapping, duplicate, and "similar purpose" assets. As a result of this acquisition, management reassessed the Company's operations, distribution center network and business strategies, including program offerings. As a result of this reassessment, management developed a plan to optimize the U.S. network configuration from the combined distribution centers of the Company and those acquired from FoxMeyer. At the same time, management approved a plan to rationalize the distribution network and eliminate certain facilities being used at its Canadian subsidiary. These plans resulted in the closure of 15 distribution facilities, and the disposal of duplicate assets during fiscal 1997 and into fiscal 1998.

  In connection with the plans discussed above, during fiscal 1997 the Company recorded charges of $10.1 million (non-cash) to reduce the carrying value of the distribution facilities to their estimated fair value less disposal costs. Fair value was determined based on sales of similar assets, appraisals, and/or other estimates such as discounting of estimated future cash flows. Considerable management judgment is necessary to estimate fair values, accordingly, actual results could vary significantly from such estimates.

  Subsequent to the acquisition of FoxMeyer, management reassessed strategies and program offerings for expanding certain customer markets in light of the larger and more diverse customer base, and identified certain programs and investments that would no longer be pursued as originally contemplated. As a result, the Company recorded charges of $28.0 million (primarily non-cash) for the write off of costs incurred to develop systems and other product offering for customers that would no longer be used or sold. In addition, management reevaluated it current systems capabilities and needs, in light of the resources acquired through FoxMeyer, and identified several systems which were duplicate or not providing benefits to the combined company. This resulted in a charge of $29.3 million (primarily non-cash) for the write off of hardware and software systems which were abandoned by the Company.

Health Care Information Technology

  In fiscal 1997, the Health Care Information Technology segment completed several acquisitions. In connection with these acquisitions, duplicate products were eliminated, and employees were terminated. In addition, a non-compete agreement of an acquired company was written off.

                              McKESSON HBOC, INC.

  The Company identified workforce reductions, including both acquired company and Company operating and corporate personnel, and recorded severance costs of $12.0 million. Severance of $8.8 million was paid during fiscal 1997 and the remaining severance was paid in fiscal 1998.

  The elimination of duplicate products resulted in charges of $22.8 million, consisting primarily of the write-off of capitalized costs and intangibles, and reserves for customer settlements. Revenues and net income from the discontinued product lines were replaced by acquired product lines. In addition, a $12.3 million intangible representing a non-compete agreement of an acquired company and $5.3 million of other assets and investments were written off because they were determined to have no future value to the Company. Of the above charges, $32.7 million were non-cash asset write-offs, $3.0 million were paid in fiscal 1997 and the remaining liabilities were paid in fiscal 1998.

Water Products

  During fiscal 1997, management of the Water Products segment decided to exit from the vended water business. Offers received from potential buyers indicated that the net assets of this business were impaired. As a result, the Company recorded a charge of $7.0 million (non-cash) to reduce the carrying value to estimated fair value less disposal costs. The business was sold later in fiscal 1997 with no significant additional gain or loss.

  The charges discussed above have been recorded in selling, distribution and administrative expenses. During fiscal 1997 there were no significant changes in estimates or recharacterization of amounts from restructuring reserves recorded in prior years.

 Summary of Reserve Balances

  The remaining balances outstanding for the combined reserves at March 31, 1999, 1998 and 1997 are as follows, in millions:

                                                                 March 31,
                                                             -----------------
                                                             1999  1998  1997
                                                             ----- ----- -----
   Write-down of assets and other exit-related costs ....... $56.3 $18.0 $27.5
                                                             ===== ===== =====
   Severance ............................................... $24.2 $10.0 $ 3.2
                                                             ===== ===== =====

6. Off-Balance Sheet Risk and Concentrations of Credit Risk

  Trade receivables subject the Company to a concentration of credit risk with customers in the retail and institutional sectors. This risk is spread over a large number of geographically dispersed customers.

  The Company entered into an accounts receivable sales program with a financial institution in March 1999, 1998 and 1997, providing for the sale by the Company of $400.0 million, $299.9 million and $147.4 million, respectively, of undivided interests in the Company's total trade accounts receivable. The program qualifies for sale treatment under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The sales were recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions.

  The Company's Canadian subsidiary, Medis, has agreements with certain of its customers' financial institutions to repurchase inventory in the event the customers are unable to meet certain obligations to the financial institutions. Medis has also agreed to guarantee the payment of a major customer's leases. The amounts

                              McKESSON HBOC, INC.

related to these guarantees were approximately $83.7 million for the inventory and $17.2 million for the lease obligations at March 31, 1999.

  The Company's U.S. pharmaceutical distribution business has entered into agreements to provide loans to certain customers some of which are on a revolving basis. As of March 31, 1999, a total of $81.0 million of these commitments remained outstanding. In addition, the Company has agreed to guarantee a customer's $15 million loan to a bank.

7. Receivables

                                                            March 31
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (in millions)
   Customer accounts.............................. $2,322.0  $1,802.8  $1,477.4
   Other..........................................    443.2     240.9     195.2
                                                   --------  --------  --------
     Total........................................  2,765.2   2,043.7   1,672.6
   Allowances.....................................   (181.5)    (83.7)    (60.4)
                                                   --------  --------  --------
     Net.......................................... $2,583.7  $1,960.0  $1,612.2
                                                   ========  ========  ========

  The allowances are for uncollectible accounts, discounts, returns and other adjustments.

8. Inventories

  The LIFO method was used to value approximately 80%, 75% and 75% of the inventories at March 31, 1999, 1998, and 1997, respectively. Inventories before the LIFO cost adjustment, which approximates replacement cost, were $3,762.6 million, $2,846.3 million and $2,556.6 million at March 31, 1999,
1998 and 1997, respectively.

9. Property, Plant and Equipment, Net

                                                            March 31
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (in millions)
   Land........................................... $   50.7  $   43.3  $   39.7
   Buildings, machinery and equipment.............  1,324.3   1,159.7   1,019.5
                                                   --------  --------  --------
   Total property, plant and equipment............  1,375.0   1,203.0   1,059.2
   Accumulated depreciation.......................   (681.0)   (609.9)   (569.9)
                                                   --------  --------  --------
   Property, plant and equipment, net............. $  694.0  $  593.1  $  489.3
                                                   ========  ========  ========

10. Discontinued Operations

  The net liabilities of discontinued operations included in other current liabilities were as follows:

                                                                March 31
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
                                                              (in millions)
   Total assets............................................ $ 1.5  $ 1.9  $ 2.5
   Total liabilities.......................................  (4.1)  (2.8)  (5.8)
                                                            -----  -----  -----
     Net liabilities....................................... $(2.6) $(0.9) $(3.3)
                                                            =====  =====  =====

                              McKESSON HBOC, INC.

  Assets consist primarily of land held for sale and investments in affiliates. Liabilities consist primarily of other accrued liabilities.

  Results of discontinued operations were as follows:

                                                         Years Ended March
                                                                 31
                                                         --------------------
                                                         1999   1998    1997
                                                         -----  -----  ------
                                                           (in millions)
   Revenues............................................. $ 1.5  $ 0.2  $592.1
                                                         =====  =====  ======
   Discontinued operations before taxes................. $ 0.1  $ 0.1  $ 17.2
   Provision for taxes on income........................  (0.1)  (0.1)   (5.6)
   Minority interest in Armor All.......................   --     --     (3.0)
                                                         -----  -----  ------
     Discontinued operations............................   --     --      8.6
                                                         -----  -----  ------
   Gain on sale of Armor All stock......................   --     --    154.5
   Tax expense..........................................   --     --    (34.3)
                                                         -----  -----  ------
     Discontinued operations-gain on sale of Armor All
      stock.............................................   --     --    120.2
                                                         -----  -----  ------
       Total............................................ $ --   $ --   $128.8
                                                         =====  =====  ======

  Discontinued operations in fiscal 1997 of $8.6 million after-tax includes $3.7 million and $4.9 million after-tax from the operations of Armor All and Millbrook, respectively.

11. Long-Term Debt

                                                              March 31
                                                      ------------------------
                                                        1999     1998    1997
                                                      -------- -------- ------
                                                           (in millions)
   ESOP related debt................................. $  115.5 $  115.6 $118.3
   4.50% exchangeable subordinated debentures due
    2004.............................................     37.3    113.3  160.4
   8.625% Notes due 1998.............................      --       --    49.0
   6.60% Notes due 2000..............................    175.0    175.0  175.0
   6.875% Notes due 2002.............................    175.0    175.0  175.0
   6.55% Notes due 2002..............................    125.0    125.0    --
   6.30% Notes due 2005..............................    150.0    150.0    --
   6.40% Notes due 2008..............................    150.0    150.0    --
   7.65% Debentures due 2027.........................    175.0    175.0  175.0
   3.15% to 5.375% IDRBs due through 2026............     15.0     17.8   21.4
   Capital lease obligations (averaging 8.9%)........     19.4      6.7    7.8
   Other, 6.0% to 10.875%, due through 2021..........      3.6     38.6   39.8
                                                      -------- -------- ------
     Total...........................................  1,140.8  1,242.0  921.7
   Less current portion..............................    195.3     18.4   67.6
                                                      -------- -------- ------
     Total........................................... $  945.5 $1,223.6 $854.1
                                                      ======== ======== ======

  The Company has a revolving credit agreement with several U.S. and Canadian banks whereby the banks commit $400 million borrowing availability at the reference rate (7.75% at March 31, 1999) or money market-based rates. The agreement expires in fiscal 2004. The agreement permits the Company's wholly-owned Canadian subsidiary, Medis, to borrow the Canadian dollar equivalent of up to $100 million (as part of the $400 million arrangement) at the Canadian prime rate or Canadian money market-based rates. The agreement contains limitations

                              McKESSON HBOC, INC.

on additional indebtedness. Compensating balances are not required. The Company has an additional $800 million available for general purposes under a facility with a duration of 364 days or less which is due to expire on November 9, 1999. At March 31, 1999, the Company had $1.2 billion of unused borrowing capacity under these agreements, which are used primarily to support commercial paper borrowings.

  On May 28, 1999, the Company entered into a revolving credit agreement with certain banks participating in the facility referred to in the previous paragraph. This agreement provides the Company with additional credit in the amount of $575 million, and it is due to expire on October 29, 1999. In addition, the Company has a $750 million committed receivables sales facility available.

  Total interest payments were $120.6 million, $97.3 million, and $55.6 million in fiscal 1999, 1998 and 1997, respectively.

  ESOP related debt (see Note 17) is payable to banks and insurance companies, bears interest at rates ranging from 8.6% fixed rate to approximately 80% of prime or LIBOR +0.4% and is due in installments through 2009.

  In connection with the 4.5% exchangeable subordinated debentures, the March 31, 1999 marketable securities balance includes $22.9 million held in trust as exchange property for the exchangeable subordinated debentures. Through March 31, 1999, the Company had repurchased $142.7 million of the exchangeable subordinated debentures.

  In fiscal 1998, the Company entered into two interest rate swap agreements, each with a notional principal amount of $150 million. The swaps mature in 2005 and 2008 and swap fixed interest payments of 6.30% and 6.40%, respectively, for floating interest payments based on a LIBOR index; the floating rates at March 31, 1999 were 5.24% and 5.14%, respectively. These swaps include an imbedded interest rate cap of 7%.

  Also in fiscal 1998, a subsidiary of the Company entered into a currency swap agreement to convert the $125 million proceeds from the issuance of senior notes to $173 million Canadian currency, which was used to pay down short-term borrowings of the Company's Canadian subsidiary, Medis. This swap matures on November 1, 2002.

  Certain debt agreements require that the Company's total debt not exceed 56.5% of total capitalization (total debt plus equity). At March 31, 1999, the Company was in compliance with its capitalization and other financial covenants.

  Aggregate annual payments on long-term debt and capitalized lease obligations (see Financial Note 13) for the years ending March 31 are:

                                                      Long-Term Capital
                                                        Debt    Leases   Total
                                                      --------- ------- --------
                                                            (in millions)
   2000.............................................. $  186.0   $ 9.3  $  195.3
   2001..............................................     11.4     5.0      16.4
   2002..............................................    187.4     2.0     189.4
   2003..............................................    137.9     0.4     138.3
   2004..............................................     11.0     0.5      11.5
   Later Years.......................................    587.7     2.2     589.9
                                                      --------   -----  --------
     Total........................................... $1,121.4   $19.4  $1,140.8
                                                      ========   =====  ========

                              McKESSON HBOC, INC.

12. Convertible Preferred Securities

  In February 1997, a wholly-owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder's option into McKesson HBOC common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by the Company beginning in March 2000 at 103.5% of the principal amount thereof.

  Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson HBOC common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 103.5% of the liquidation amount beginning in March 2000.

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

13. Lease Obligations

  The Company leases facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $4.4 million, $4.6 million, and $4.6 million at March 31, 1999, 1998 and 1997, respectively. Amortization of capital leases is included in depreciation expense.

  As of March 31, 1999, future minimum lease payments and sublease rentals in years ending March 31 are:

                                                     Non-       Non-
                                                  cancelable cancelable
                                                  Operating   Sublease  Capital
                                                    Leases    Rentals   Leases
                                                  ---------- ---------- -------
                                                          (in millions)
   2000..........................................   $ 87.8     $ 5.8     $11.0
   2001..........................................     69.9       4.6       5.4
   2002..........................................     56.7       3.5       2.5
   2003..........................................     45.6       2.9       0.8
   2004..........................................     34.7       1.6       0.8
   Later Years...................................    104.9       4.2       1.9
                                                    ------     -----     -----
     Total minimum lease payments................   $399.6     $22.6      22.4
                                                    ======     =====
   Less amounts representing interest............                          3.0
                                                                         -----
     Present value of minimum lease payments.....                        $19.4
                                                                         =====

  Rental expense was $114.9 million, $104.2 million, and $70.8 million in fiscal 1999, 1998 and 1997, respectively.

                              McKESSON HBOC, INC.

  Most real property leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses in excess of base period amounts.

14. Fair Value of Financial Instruments

  At March 31, 1999, 1998 and 1997, the carrying amounts of cash and cash equivalents, marketable securities, receivables, drafts payable, accounts payable-trade and other liabilities approximate their estimated fair values because of the short maturity of these financial instruments. The estimated fair values of the Company's remaining financial instruments, as determined under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", were as follows:

                                   1999                      1998                     1997
                         ------------------------- ------------------------- ------------------------
                         Carrying   Estimated Fair Carrying   Estimated Fair Carrying  Estimated Fair
                          Amount        Value       Amount        Value       Amount       Value
                         ---------  -------------- ---------  -------------- --------  --------------
                                                       (in millions)
Long-term debt,
 including current
 portion................ $(1,140.8)   $(1,152.1)   $(1,242.0)   $(1,215.1)   $(921.7)     $(902.8)
Interest rate swaps.....       --           3.7          --          (5.1)       --           --
Foreign currency rate
 swap...................       --          12.6          --           4.0        --           --

  The estimated fair values of these instruments were determined based on quoted market prices or market comparables.

  At March 31, 1999, the Company had an investment in WebMD which had a cost basis of $23 million. The fair value at that date was unknown because a readily available market did not exist. Subsequent to year end, WebMD entered into a merger transaction with Healtheon Corp., which if consummated, could result in a value substantially above cost for the Company's investment.

  The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of March 31, 1999, 1998 or 1997 or that will be realized in the future.

15. Stockholders' Equity

  On October 29, 1997, the Company's board of directors declared a two-for-one split of the Company's common stock. The split was effective January 2, 1998 for shareholders of record on December 1, 1997. All share and per share amounts have been restated for the split.

  Before giving effect to the acquisitions accounted for as pooling of interests (see "HBOC Transaction" Financial Note 1 and "Acquisitions, Investments and Divestitures" Financial Note 4), McKesson declared dividends of $0.435, $0.50 and $0.50 per share and HBOC declared dividends of $0.04, $0.035 and $0.02 per share, in fiscal years 1999, 1998, and 1997, respectively.

  At March 31, 1999, 1998, and 1997, the Company was authorized to issue 100,000,000 shares of series preferred stock ($.01 par value) of which none were outstanding and 400,000,000 shares of common stock ($.01 par value) of which approximately 280,584,000 shares, 270,983,000 shares and 258,981,000 shares, respectively, were outstanding net of treasury stock.

  In October 1994, the Company's Board of Directors declared a dividend of one right (a "Right") for each then outstanding share of common stock and authorized the issuance of one Right for each share subsequently issued to purchase, upon the occurrence of certain specified triggering events, a unit consisting of one one hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without

                              McKESSON HBOC, INC.

limitation, the acquisition by another entity of 15% or more of the Company's common stock without the prior approval of the Company's Board. The Rights have certain anti-takeover effects and will cause substantial dilution to the ownership interest of a person or group that attempts to acquire the Company on terms not approved by the Board. The Rights expire in 2004 unless redeemed earlier by the Board. As a result of the two-for-one stock split described earlier, each share of common stock now has attached to it one-half of a Right.

  The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

                                                                1999
                                                       -----------------------
                                                       Income Shares Per Share
                                                       ------ ------ ---------
                                                        (in millions, except
                                                         per share amounts)
   Basic EPS
     Income from continuing operations................ $ 84.9 275.2    $0.31
                                                                       =====
   Effect of Dilutive Securities
     Options to purchase common stock.................    --    8.9
     Trust convertible preferred securities...........    6.2   5.4
     Restricted stock.................................    --    0.3
                                                       ------ -----
   Diluted EPS
     Income available to common stockholders plus
      assumed conversions............................. $ 91.1 289.8    $0.31
                                                       ====== =====    =====

                                                                1998
                                                       -----------------------
                                                       Income Shares Per Share
                                                       ------ ------ ---------
                                                        (in millions, except
                                                         per share amounts)
   Basic EPS
     Income from continuing operations................ $304.6 266.2    $1.14
                                                                       =====
   Effect of Dilutive Securities
     Options to purchase common stock.................    --   10.1
     Trust convertible preferred securities...........    6.2   5.4
     Restricted stock.................................    --    0.4
                                                       ------ -----
   Diluted EPS
     Income available to common stockholders plus
      assumed conversions............................. $310.8 282.1    $1.10
                                                       ====== =====    =====

                                                                1997
                                                       -----------------------
                                                       Income Shares Per Share
                                                       ------ ------ ---------
                                                        (in millions, except
                                                         per share amounts)
   Basic EPS
     Income from continuing operations................ $ 83.3 253.9    $0.33
                                                                       =====
   Effect of Dilutive Securities
     Options to purchase common stock.................    --   10.6
     Trust convertible preferred securities...........    0.7   0.6
     Restricted stock.................................    --    0.1
                                                       ------ -----
   Diluted EPS
     Income available to common stockholders plus
      assumed conversions............................. $ 84.0 265.2    $0.32
                                                       ====== =====    =====

                              McKESSON HBOC, INC.

  As of March 31, 1999, the Company had three stock option plans. The 1994 Stock Option and Restricted Stock Plan provides grants of nonqualified stock options to employees of the Company, and, until January 1, 1997 to non-employee directors. After January 1, 1997, all non-employee directors receive grants under the 1997 Non-Employee Director's Equity Compensation and Deferral Plan. The 1998 Canadian Stock Incentive Plan provides grants of nonqualified stock options with stock appreciation rights to the Company's Canadian employees. Most grants under the Director's Equity Compensation and Deferral Plan vest immediately on grant date. Most other options generally vest over four years and all options expire ten years after the grant date. Under the plans, options are generally granted at prices not less than the fair value of the stock on the date of grant. In fiscal 1999, two grants were made at below market prices under the 1998 Canadian Stock Incentive Plan. Under the Plans, the Company is authorized to grant up to 46.6 million shares, including 44.4 million for options as of March 31, 1999. In addition to the above-described plans, options have been granted to certain key executives on generally the same terms as those granted under the 1994 Plan. Finally, the Company has assumed options of acquired companies in connection with the acquisition of such companies.

  The following is a summary of options outstanding at March 31, 1999:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-             Number of
                          Number of    Average   Weighted-   Options   Weighted-
   Range of                Options    Remaining   Average  Exercisable  Average
   Exercise              Outstanding Contractual Exercise    at Year   Exercise
    Prices               At Year End    Life       Price       End       Price
   --------              ----------- ----------- --------- ----------- ---------
                                     (in years)
$ 1.08 to $  9.94.......  3,824,272      3.9      $  6.75   3,808,109   $ 6.75
$10.56 to $ 19.57.......  1,438,649      5.6        16.13   1,181,344    16.55
$20.13 to $ 29.92.......  5,295,709      7.1        26.56   3,461,978    26.32
$30.16 to $ 39.74.......  2,141,375      7.5        38.03     763,514    36.95
$41.39 to $ 49.90.......  1,482,969      8.0        44.29     615,796    44.65
$50.38 to $ 59.46.......  2,608,741      8.6        52.94   1,897,959    51.77
$60.63 to $ 69.88.......    181,040      9.2        66.49      36,179    63.49
$70.86 to $ 78.75....... 20,586,278      9.7        72.89     494,879    72.11
$80.41 to $136.74.......  1,686,549      9.1       103.30     237,399    87.20
                         ----------                        ----------
                         39,245,582      8.4        55.26  12,497,157    27.93
                         ==========                        ==========

  Expiration dates range from April 13, 1999 to March 15, 2009.

  As a result of the change of control of McKesson at the time of the HBOC Transaction on January 12, 1999, most options granted by McKesson which were outstanding on that date vested. Due to certain tax and accounting issues, the vesting for certain officers was postponed until April 22, 1999.

  The following is a summary of changes in the options for the stock option plans:

                                  1999                  1998                  1997
                          --------------------- --------------------- ---------------------
                                      Weighted-             Weighted-             Weighted-
                                       Average               Average               Average
                                      Exercise              Exercise              Exercise
                            Shares      Price     Shares      Price     Shares      Price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................  24,060,607   $31.39   24,599,182   $19.42   22,142,524   $11.79
Granted.................  21,287,422    75.10    7,478,095    53.17    8,158,921    33.30
Exercised...............  (3,762,649)   23.79   (6,815,460)   12.77   (4,653,940)    7.67
Canceled................  (2,339,798)   40.95   (1,201,210)   27.48   (1,048,323)   18.37
                          ----------            ----------            ----------
Outstanding at year
 end....................  39,245,582    55.26   24,060,607    31.39   24,599,182    19.42
                          ==========            ==========            ==========
Exercisable at year
 end....................  12,497,157    27.93   10,558,317    20.59   12,432,083    13.67
                          ==========            ==========            ==========

                              McKESSON HBOC, INC.

  Pursuant to SFAS No. 123, the Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the consolidated financial statements for the stock option plans, except an insignificant amount related to the two Canadian grants noted above. Had compensation cost for the stock option plan been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provision of SFAS No. 123, net income and earnings per share would have been as indicated in the table below. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma net income may not be representative of compensation cost in subsequent years, when the effect of amortization of multiple awards would be reflected.

                                                             Years Ended March
                                                                    31,
                                                            -------------------
                                                            1999   1998   1997
                                                            ----- ------ ------
                                                               (in millions,
                                                             except per share
                                                                 amounts)
   Net income
     As reported........................................... $84.9 $304.6 $212.1
     Pro forma.............................................  17.6  253.5  185.3
   Earnings per common share--diluted
     As reported........................................... $0.31 $ 1.10 $ 0.80
     Pro forma.............................................  0.06   0.92   0.70
   Earnings per common share--basic
     As reported........................................... $0.31 $ 1.14 $ 0.83
     Pro forma.............................................  0.06   0.95   0.73

  Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                Years Ended
                                                                 March 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Expected stock price volatility............................ 32.4% 40.4% 31.6%
   Expected dividend yield.................................... 1.42% 0.64% 0.74%
   Risk-free interest rate....................................  4.8%  5.9%  6.4%
   Expected life (in years)...................................  5.0   7.3   7.2

  The weighted average grant date fair values of the options granted during 1999, 1998 and 1997 were $24.06, $27.54 and $15.67 per share, respectively.

  Other, within stockholders' equity, includes notes receivable from certain of the Company's officers and senior managers totaling $99.0 million at March 31, 1999 related to purchases of Company common stock. Such notes were issued for amounts equal to the market value of the stock on the date of the purchase, are full recourse to the borrower, and $55.6 million are collateralized by the related stock. The notes bear interest at rates ranging from 4.7% to 8.0% and are due at various dates through February, 2002.

                              McKESSON HBOC, INC.

16. Taxes on Income

  The provision for income taxes related to continuing operations consists of the following:

                                                        Years Ended March 31,
                                                       ------------------------
                                                        1999     1998    1997
                                                       -------  ------- -------
                                                            (in millions)
   Current
   Federal............................................ $ 124.7  $ 116.5 $  99.5
   State and local....................................    15.5     24.2    13.4
   Foreign............................................     8.8      9.6     3.5
                                                       -------  ------- -------
     Total current....................................   149.0    150.3   116.4
                                                       -------  ------- -------
   Deferred
   Federal............................................   (23.2)    41.1   (25.5)
   State..............................................    (7.5)     4.2    (3.1)
   Foreign............................................    (1.2)     --     (0.6)
                                                       -------  ------- -------
     Total deferred...................................   (31.9)    45.3   (29.2)
                                                       -------  ------- -------
     Total provision.................................. $ 117.1  $ 195.6 $  87.2
                                                       =======  ======= =======

  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Foreign pre-tax earnings were $24.9 million, $29.6 million, and $16.5 million in fiscal 1999, 1998 and 1997, respectively.

  The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory Federal income tax rate follows:

                                                      Years Ended March 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
   Statutory Federal income tax rate...............     35.0%    35.0%    35.0%
   State and local income taxes, net of Federal tax
    benefit........................................      6.6      4.2      5.8
   Nondeductible charge for the write-off of in-
    process technology.............................      --       --       9.9
   Nondeductible acquisition costs.................     16.7      1.1      --
   Nondeductible amortization......................      5.4      1.1      1.1
   Nontaxable income--life insurance...............     (1.4)    (0.8)    (1.5)
   Favorable tax adjustments from the completion of
    audits for certain prior years.................     (4.1)    (0.9)     --
   Dividends paid deduction--ESOP allocated
    shares.........................................     (0.5)    (0.2)    (0.5)
   Tax-advantaged debt issuance....................     (1.2)    (0.2)     --
   Other--net......................................     (0.3)    (0.7)     1.1
                                                     -------  -------  -------
     Effective tax rate............................     56.2%    38.6%    50.9%
                                                     =======  =======  =======

  Income tax payments were $175.8 million, $84.5 million, and $125.0 million in fiscal 1999, 1998 and 1997, respectively.

                              McKESSON HBOC, INC.

  As of March 31, the deferred tax balances consisted of the following:

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                          (in millions)
Assets
Nondeductible accruals for environmental
 obligations........................................ $   7.8  $   8.9  $  10.6
Receivable reserves.................................    63.6     31.1     20.8
Deferred revenue....................................    65.1     50.2     27.9
Compensation and benefit-related accruals...........    46.6     19.4     16.5
Loss and credit carryovers..........................     --      39.2      9.4
Costs associated with duplicate facility closures
 and workforce reductions related to acquired
 businesses.........................................     7.5      2.4     11.7
Other...............................................    45.5     38.8     38.1
                                                     -------  -------  -------
    Current.........................................   236.1    190.0    135.0
                                                     -------  -------  -------
Nondeductible accruals for:
  Postretirement and postemployment plans...........    66.5     68.8     76.2
  Deferred compensation.............................    33.5     31.1     33.2
  Costs associated with facility closures...........    10.0      7.0     11.1
System development costs............................     --       --      11.8
Intangibles.........................................    65.5     59.8     47.6
Loss and credit carryforwards.......................    67.0     12.5      4.3
Other...............................................    17.3     28.5     38.7
                                                     -------  -------  -------
    Noncurrent......................................   259.8    207.7    222.9
                                                     -------  -------  -------
    Total........................................... $ 495.9  $ 397.7  $ 357.9
                                                     =======  =======  =======
Liabilities
Basis differences for inventory valuation........... $(192.3) $(139.1) $ (70.1)
Other...............................................    (1.2)    (4.2)    (5.3)
                                                     -------  -------  -------
    Current.........................................  (193.5)  (143.3)   (75.4)
                                                     -------  -------  -------
Accelerated depreciation............................   (22.9)   (41.1)   (40.7)
Systems development costs...........................   (83.6)   (65.7)   (23.2)
Retirement plan.....................................   (17.3)   (13.5)    (8.5)
Other...............................................    (8.9)    (4.8)   (10.9)
                                                     -------  -------  -------
    Noncurrent......................................  (132.7)  (125.1)   (83.3)
                                                     -------  -------  -------
    Total........................................... $(326.2) $(268.4) $(158.7)
                                                     =======  =======  =======
Total net current--included in prepaid expenses..... $  42.6  $  46.7  $  59.6
                                                     =======  =======  =======
Total net noncurrent--included in other assets...... $ 127.1  $  82.6  $ 139.6
                                                     =======  =======  =======

  At March 31, 1999, the Company had Federal, state and local operating loss carryforwards, the tax effect of which is $41.6 million. These carryforwards will expire principally in 2012.

17. Postretirement and Postemployment Benefits

 Pension Plans

  Prior to December 31, 1996, substantially all full-time employees of McKesson were covered under either the Company-sponsored defined benefit retirement plan or by bargaining unit sponsored multi-employer plans.

                              McKESSON HBOC, INC.

On December 31, 1996, the Company amended the Company-sponsored defined benefit plan to freeze all plan benefits based on each employee's plan compensation and creditable service accrued to that date. Accordingly, employees joining the Company after December 31, 1996, and employees of companies acquired after December 31, 1996, are not eligible for coverage under the Company-sponsored defined benefit retirement plan. The benefits for such Company-sponsored plans are based primarily on age of employees at date of retirement, years of service and employees' pay during the five years prior to employment. On January 1, 1997, the Company amended the ESOP to provide future additional benefits in place of a portion of those benefits previously provided by the pension plan.

  The following tables provide a reconciliation of the changes in the Company-sponsored defined benefit retirement plan and executive supplemental retirement plans:

                                                         1999    1998    1997
                                                        ------  ------  ------
                                                           (in millions)
   Change in benefit obligations:
     Benefit obligation at beginning of year........... $312.0  $299.9  $328.5
     Service cost......................................    0.7     0.7     5.4
     Interest cost.....................................   21.7    22.6    23.6
     Amendments........................................   15.0     --     (0.2)
     Acquisitions......................................   17.8     --      --
     Actuarial losses (gains)..........................   11.0    24.7   (34.0)
     Benefit payments..................................  (28.8)  (35.9)  (23.4)
                                                        ------  ------  ------
     Benefit obligation at end of year................. $349.4  $312.0  $299.9
                                                        ======  ======  ======
   Change in plan assets:
     Fair value of plan assets at beginning of year.... $294.0  $262.3  $249.1
     Actual return on plan assets......................   42.5    55.4    35.5
     Employer contributions............................    5.3    14.8     2.7
     Expenses paid.....................................   (2.1)   (2.6)   (1.6)
     Benefits paid.....................................  (28.8)  (35.9)  (23.4)
                                                        ------  ------  ------
     Fair value of plan assets at end of year.......... $310.9  $294.0  $262.3
                                                        ======  ======  ======
   Funded status:
     Funded status at end of year...................... $(38.5) $(18.0) $(37.6)
     Unrecognized net actuarial loss...................   30.1    28.8    34.3
     Unrecognized prior service cost...................    1.2     1.3     1.4
     Unrecognized prior service cost-plan amendments...   23.0     --     (3.1)
     Unrecognized transition obligation................    --     (0.3)    0.4
                                                        ------  ------  ------
     Prepaid (accrued) benefit cost.................... $ 15.8  $ 11.8  $ (4.6)
                                                        ======  ======  ======

  The following table provides the amounts recognized in the Company's consolidated balance sheet:

                                                        1999    1998    1997
                                                       ------  ------  ------
                                                          (in millions)
   Prepaid benefit cost............................... $ 38.5  $ 29.6  $ 21.4
   Accrued benefit cost...............................  (22.7)  (17.8)  (26.0)
   Intangible asset...................................   24.2     1.3     1.9
   Minimum pension liabilitiy--net of tax of $6.2,
    $6.0 and $3.9.....................................   (9.6)   (9.3)   (5.9)
                                                       ------  ------  ------
   Net amount recognized.............................. $ 30.4  $  3.8  $ (8.6)
                                                       ======  ======  ======

                              McKESSON HBOC, INC.

  The following table provides components of the net periodic pension expense (income) for the Company sponsored defined benefit retirement plan and executive supplemental retirement plan:

                                                         1999    1998    1997
                                                        ------  ------  ------
                                                           (in millions)
   Service cost--benefits earned during the year......  $  0.7  $  0.7  $  5.4
   Interest cost on projected benefit obligation......    21.7    22.6    23.6
   Return on assets...................................   (27.6)  (24.8)  (23.4)
   Amortization of unrecognized loss and prior service
    costs.............................................     1.1     0.8     5.9
   Amortization of unrecognized net transition asset..    (0.3)   (2.5)   (2.5)
   Curtailment loss recognized in connection with the
    December 31, 1996 plan amendment..................     --      --      0.4
                                                        ------  ------  ------
     Net pension expense (income).....................  $ (4.4) $ (3.2) $  9.4
                                                        ======  ======  ======

  Assets of the plans are measured on a calendar year basis.

  The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service life. Costs are funded based on the recommendations of independent actuaries. The benefit obligations for Company-sponsored plans were determined using discount rates of 7.00% at December 31, 1998, 7.25% at December 31, 1997 and 7.75% at December 31, 1996 and an assumed increase in future compensation levels of 4.0% for all periods. The expected long-term rate of return on assets used to determine pension expense was 9.75% for all periods.

  The assets of the plan consist primarily of listed common stocks and bonds for which fair value is determined based on quoted market prices.

 Profit-Sharing Investment Plan

  Retirement benefits for employees not covered by collective bargaining arrangements include a supplementary contributory profit-sharing investment plan ("PSIP"). The leveraged ESOP portion of the PSIP has purchased an aggregate of 24.3 million shares of common stock since inception. These purchases have been financed by 10 to 20-year loans from or guaranteed by the Company. The Company's related receivables from the ESOP have been classified as a reduction of stockholders' equity. The loans will be repaid by the ESOP from common dividends on shares not yet allocated to participants, interest earnings on cash balances not yet allocated to participants, common dividends on certain allocated shares and future Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings (see Financial Note 11).

  After-tax ESOP expense (income), including interest expense on ESOP debt, was $0.9 million, $(0.1) million, and $2.3 million in fiscal 1999, 1998 and 1997, respectively. Additional tax benefits received on dividends paid on unallocated shares of $2.2 million, $2.4 million, and $3.1 million in fiscal 1999, 1998 and 1997, respectively, have been credited directly to retained earnings in accordance with SFAS No. 109.

  Contribution expense for the PSIP in fiscal 1999, 1998 and 1997 was all ESOP related and is reflected in the amounts above. In fiscal 1999, 1998 and 1997 approximately 642,000, 808,000 and 907,000 shares, respectively, were allocated to plan participants.

  Through March 31, 1999, 12.1 million common shares have been allocated to plan participants. At March 31, 1999, 12.2 million common shares in the ESOP Trust had not been allocated to plan participants.

                              McKESSON HBOC, INC.

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

  Expenses for postretirement health care and life insurance benefits consisted of the following:

                                                          1999   1998   1997
                                                          -----  -----  -----
                                                            (in millions)
   Service cost--benefits earned during the period....... $ 0.9  $ 0.7  $ 1.1
   Interest cost on projected benefit obligation.........   8.4    9.1    9.4
   Amortization of unrecognized gain and prior service
    costs................................................  (0.9)  (0.9)  (0.9)
   Recognized actuarial gain.............................  (4.0)  (8.0)  (4.6)
   Settlement gain.......................................  (4.0)   --     --
                                                          -----  -----  -----
     Total............................................... $ 0.4  $ 0.9  $ 5.0
                                                          =====  =====  =====

  The following table presents a reconciliation of the postretirement health care and life insurance benefits obligation at March 31:

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                          (in millions)
   Change in benefit obligation:
     Benefit obligation at beginning of year........ $ 120.2  $ 122.9  $ 134.6
     Service cost...................................     0.9      0.7      1.1
     Interest cost..................................     8.4      9.1      9.4
     Actuarial loss (gain)..........................     7.5     (0.7)    (9.1)
     Settlement.....................................    (4.0)     --       --
     Benefits paid..................................   (12.3)   (11.8)   (13.1)
                                                     -------  -------  -------
     Benefit obligation at end of year.............. $ 120.7  $ 120.2  $ 122.9
                                                     =======  =======  =======
   Funded Status
     Funded status at end of year................... $(120.7) $(120.2) $(122.9)
     Unrecognized actuarial loss....................     4.4     (7.1)   (14.3)
     Unrecognized prior service cost................    (8.0)    (9.0)    (9.9)
                                                     -------  -------  -------
     Accrued post-retirement benefit obligation..... $(124.3) $(136.3) $(147.1)
                                                     =======  =======  =======

  The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 5.0%, 5.33% and 6.0% at the end of 1999, 1998 and 1997, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by one percentage point would increase the accumulated postretirement health care and life insurance obligation as of March 31, 1999 by $7.0 million and the related fiscal 1999 aggregate service and interest costs by $0.6 million. Decreasing the trend rate by one percentage point would reduce the accumulated postretirement health care and life insurance obligation as of March 31, 1999 by $6.6 million and the related fiscal 1999 aggregate service and interest cost by $0.6 million. The discount rates used in determining the accumulated postretirement benefit obligation were 7.00%, 7.25% and 7.75% at March 31, 1999, 1998 and 1997, respectively.

                                 McKESSON HBOC

  Through the HBOC Transaction, the Company assumed an employee discount stock purchase plan for eligible employees of HBOC. Under such plan, participants may use up to 10% of their annual compensation up to certain dollar limitations whichever is higher, to purchase, through payroll deductions, the Company's common stock at the end of each plan year for 85% of the lower of the beginning or ending stock price for the plan year.

  HBOC also had a qualified profit-sharing and savings plan ("HBOC Plan") covering all HBOC employees with more than six months of service. Except for certain highly paid employees who were subject to certain limitations, participants were eligible to contribute up to 15% of their compensation to the plan. The Company matched these contributions at a rate equal to 75% of the first 4% of compensation contributed annually. Total plan expense was $10.6 million in fiscal 1999, $8.9 million in fiscal 1998 and $6.3 million in fiscal 1997. On April 1, 1999, the HBOC Plan was merged into the Company Profit-Sharing Investment Plan described earlier.

18. Segments of Business

  Effective March 31, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements, and also established standards for enterprise-wide disclosure of segment information based on products and services, geographic areas, and major customers. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision makers who determine the allocation of resources and evaluate the financial performance of the operating segments are the Co-Chief Executive Officers. In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is income before interest expense, corporate interest income, taxes on income, and allocation of certain corporate revenues and expenses.

  The Company's operating segments include Health Care Supply Management, Health Care Information Technology and Water Products. The Company's Corporate division is included in the presentation of reportable segment information since certain revenues and expenses of this division are not allocated separately to the operating segments.

  The Health Care Supply Management segment includes the Company's U.S. pharmaceutical, health care products and medical-surgical supplies distribution businesses. U.S. Health Care Supply Management operations also include marketing and other support services to pharmaceutical manufacturers, manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacies, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. Health Care Supply Management also includes the Company's international distribution operations (including Canada and an equity interest in a Mexican distribution business).

  The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to health care organizations throughout the U.S. and certain foreign countries.

  The Water Products segment is engaged in the processing, delivery and sale of bottled drinking water to homes and businesses and the sale of packaged water to retail stores.

  The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits and an inter-segment elimination in fiscal 1999.

                              McKESSON HBOC, INC.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

  Financial information relating to the Company's reportable operating segments as of and for the years ended March 31, is presented below:

                                            1999           1998        1997
                                          ---------     ----------  ----------
                                                   (in millions)
Revenues
Health Care Supply Management............ $28,457.7     $ 20,640.4  $ 15,449.5
Health Care Information Technology.......   1,538.1        1,429.2     1,129.3
Water Products...........................     353.6          313.6       301.6
Corporate................................      32.9 (1)       36.1        33.9
                                          ---------     ----------  ----------
  Total.................................. $30,382.3     $ 22,419.3  $ 16,914.3
                                          =========     ==========  ==========
Operating profit (loss)
Health Care Supply Management(2)......... $   341.6     $    352.8  $     94.1
Health Care Information Technology.......     (31.6)         227.0       121.9
Water Products...........................      46.3           52.7        36.6
                                          ---------     ----------  ----------
  Total..................................     356.3          632.5       252.6
Interest--net(3).........................     (96.4)         (78.4)      (38.6)
Corporate................................     (51.7)         (47.7)      (42.8)
                                          ---------     ----------  ----------
  Income from continuing operations
   before taxes on income and dividends
   on preferred securities of subsidiary
   trust................................. $   208.2     $    506.4  $    171.2
                                          =========     ==========  ==========
Segment assets--at year-end
Health Care Supply Management............ $ 6,889.7     $  5,219.6  $  4,630.9
Health Care Information Technology.......   1,357.3        1,133.9       895.7
Water Products...........................     234.0          187.7       155.9
                                          ---------     ----------  ----------
  Total..................................   8,481.0        6,541.2     5,682.5
Corporate
  Cash, cash equivalents and marketable
   securities............................     269.0          683.4       600.1
  Other..................................     331.6          125.1       190.7
                                          ---------     ----------  ----------
  Total.................................. $ 9,081.6     $  7,349.7  $  6,473.3
                                          =========     ==========  ==========
Depreciation and amortization
Health Care Supply Management............ $    74.4     $     65.9  $     48.2
Health Care Information Technology.......      90.7           74.6        62.8
Water Products...........................      28.5           24.1        24.6
Corporate................................       5.7            5.4         5.7
                                          ---------     ----------  ----------
  Total.................................. $   199.3     $    170.0  $    141.3
                                          =========     ==========  ==========
Expenditures for long-lived assets
Health Care Supply Management............ $    97.2     $     82.1  $     46.3
Health Care Information Technology.......      79.2           76.9        41.2
Water Products...........................      51.5           52.7        36.6
Corporate................................      22.8            7.4         3.9
                                          ---------     ----------  ----------
  Total.................................. $   250.7     $    219.1  $    128.0
                                          =========     ==========  ==========

                              McKESSON HBOC, INC.

                                                  1999         1998      1997
                                                ---------    --------- ---------
                                                        (in millions)
Revenues by products and services
Health Care Supply Management
  Pharmaceutical Distribution and Services..... $26,165.5    $18,761.9 $15,267.4
  Medical-Surgical Distribution and Services...   2,292.2      1,878.5     182.1
Health Care Information Technology
  Software.....................................     345.0        405.9     320.9
  Services.....................................     984.4        809.1     646.6
  Hardware.....................................     208.7        214.2     161.8
Water Products.................................     353.6        313.6     301.6
Corporate......................................      32.9(1)      36.1      33.9
                                                ---------    --------- ---------
  Total........................................ $30,382.3    $22,419.3 $16,914.3
                                                =========    ========= =========

--------
(1) Net of $3.0 million inter-segment elimination related to a Health Care Information Technology segment software sale to the Health Care Supply Management segment for use in that segment's consulting and outsourcing business.
(2) Includes $13.3 million, $12.0 million and $11.5 million of pre-tax earnings from an equity investment in fiscal 1999, 1998 and 1997, respectively.
(3) Interest expense is shown net of corporate interest income.

  Revenues and long-lived assets by geographic areas:

                                                    1999      1998      1997
                                                  --------- --------- ---------
                                                          (in millions)
   Revenues
   United States................................. $28,318.7 $20,706.9 $15,357.6
   International(1)..............................   2,063.6   1,712.4   1,556.7
                                                  --------- --------- ---------
     Total....................................... $30,382.3 $22,419.3 $16,914.3
                                                  ========= ========= =========
   Operating profit
   United States................................. $   315.9 $   606.4 $   222.9
   International(1)..............................      40.4      26.1      29.7
                                                  --------- --------- ---------
     Total....................................... $   356.3 $   632.5 $   252.6
                                                  ========= ========= =========
   Long-lived assets, at year end
   United States................................. $   654.4 $   549.2 $   471.0
   International(1)..............................      39.6      43.9      18.3
                                                  --------- --------- ---------
     Total....................................... $   694.0 $   593.1 $   489.3
                                                  ========= ========= =========

--------
(1) International represents a wholly-owned subsidiary which distributes pharmaceuticals in Canada, an equity investment in a pharmaceutical distributor in Mexico, and an information technology business in the United Kingdom.

19. Other Commitments and Contingent Liabilities

  On April 28, 1999, the Company announced that, during the course of its year-end financial audit process, the Company determined that software sales transactions (aggregating $26.2 million for the fourth quarter ended March 31, 1999 and $16.0 million in the prior quarters of the fiscal year) were improperly recorded because they

                              McKESSON HBOC, INC.

were subject to contingencies and had been reversed. It also announced that the audit process was ongoing. The Audit Committee of the Company's Board of Directors subsequently initiated an investigation into this matter. On May 25, 1999, the Company announced that as a result of information developed through its continuing year-end internal and external audit process and Audit Committee review, additional instances of improper revenue recognition had been found, that further downward revision would be required of the results for the fiscal year ended March 31, 1999, as well as quarterly results during the fiscal year, and that prior years' results of the Health Care Information Technology business unit ("HBOC") could also require restatement.

  Since the Company's announcement on April 28, 1999, and as of July 6, 1999, fifty-three class action lawsuits, three derivative actions, and two individual actions have been filed against the Company, and certain current or former officers and directors of the Company (the "Defendants"). One of the actions also names as defendants Bear, Stearns & Company, Inc., and Arthur Andersen LLP. Fifty-three of the actions were filed in Federal Court (the "Federal Actions") alleging violations of the federal securities laws. Of these, fifty-two were filed in the United States District Court for the Northern District of California, and one was filed in the Northern District of Illinois. Of the fifty-two filed in the Northern District of California, fifty-one are class actions and one is a derivative action. The action filed in the Northern District of Illinois is a class action. The Company expects that the Federal Actions, with the exception of the derivative action, will be consolidated into a single action, and the Company will not be required to respond until after the filing of a consolidated complaint.

  The class actions are purportedly brought on behalf of a class of the Company's shareholders that varies according to the complaint, with July 16, 1996 being the earliest date for shareholders who purchased or acquired the Company's shares and May 25, 1999 being the latest date. In general, these actions allege that the Company and certain officers or directors made false and misleading statements concerning the Company's future prospects and financial results in violation of the federal securities laws. Plaintiffs seek damages in an unspecified amount. Plaintiffs also request pre-judgment and post-judgment interest, costs and attorneys fees.

  Five actions have also been filed in various state courts (the "State Actions"). Of these, two are derivative actions, one filed in the Chancery Court of the State of Delaware (Fine v. McCall, et. al.), and the other in California State Court in San Francisco (Mitchell v. McCall, et. al). Two individual actions have also been filed, one in California State Court in San Francisco (Yurick v. McKesson et. al.), and the other, for which a summons has issued but a complaint not yet filed, in the Court of Common Pleas, Chester County, Pennsylvania (Grant v. McKesson). One purported class action, on behalf of a class of shareholders of McKesson Corporation at the time of the merger with HBOC, has been filed in the Delaware Court of Chancery. The State Actions seek unspecified damages for alleged breaches of fiduciary duty and other causes of action arising out of the events that led to the Company's need to revise its financial statements. The Company is currently required to respond to the derivative action in Delaware by July 30, 1999 and the actions in California by July 26, 1999. The Company is not currently required to respond to the action filed in Pennsylvania.

  One additional Federal Action has been filed in the Northern District of Georgia, but that action names only two former officers, and does not name the Company; and one additional class action has been filed in the Delaware Court of Chancery against HBOC, Inc. and former officers and directors of a company acquired by HBOC in 1998 alleging breach of fiduciary duties by such parties in connection with such sale, and is brought on behalf of the shareholders of the acquired company.

  In addition, the United States Attorney's Office for the Northern District of California and the San Francisco District Office of the United States Securities and Exchange Commission ("SEC") have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts for HBOC described above. The SEC has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

                              McKESSON HBOC, INC.

  The Company does not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements, that could require substantial payments by the Company which could have a material adverse impact on the Company's financial position, results of operations and cash flows.

  The Company currently is a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases have been coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of a consolidated class action (the "Federal Class Action") as well as approximately 109 additional actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the "Individual Actions"). There are numerous other defendants in these actions including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail order pharmacies, managed care organizations and other institutional buyers. On January 19, 1999, the District Court entered its written opinion and judgment granting defendants' motion for a directed verdict. On July 13, 1999, the Seventh Circuit affirmed the District Court's judgment as to dismissal of the claims against the wholesalers. The Individual Actions, which are still pending in the Northern District of Illinois for pre-trial purposes, will be remanded to their original transferor jurisdictions for trial. The wholesalers' motion for partial summary judgment that they should not be liable for any damages resulting from drugs sold prior to four years from the October 1997 amended complaints in those cases was granted. Most of the individual cases brought by chain stores have been settled.

  The currently pending state court antitrust cases against the Company are in California, Alabama, Mississippi and Tennessee. The state cases are based essentially on the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case in California (referred to as Coordinated Special Proceeding, Pharmaceutical Cases I, II & III) is pending in Superior Court for the State of California (San Francisco County). A class of retail pharmacies has been certified and the case is trailing MDL 997. In the Alabama case (Durrett, et al. v. The Upjohn Co. et al.), the Supreme Court has recently held that the Alabama state antitrust statute at issue does not reach the conduct alleged in the complaint. The case in Mississippi (Montgomery Drug Co. et al. v. The Upjohn Co. et al.) is pending in the Chancery Court of Prentiss County, Mississippi. The Chancery Court has held that the case may not be maintained as a class action. The Tennessee case, filed in Knoxville, is a class action on behalf of consumers who purchased brand-name drugs from retail stores in fourteen states. The claims, brought under Tennessee law, allege deceptive trade practices, conspiracy to fix prices, price discrimination, and fraudulent concealment. On July 6, 1998, the court conditionally certified the case as a multi-state class action. A motion to dismiss the complaint is pending on the grounds, among others, that (i) plaintiff class members are indirect purchasers and are not entitled to bring an action against the wholesalers and manufacturers and (ii) the state antitrust statues on which the class relied do not apply to interstate commerce. A motion is also pending for permission to file an interlocutory appeal from the order denying defendants' motion to vacate the order granting conditional class certification.

  In each of the cases, plaintiffs seek remedies in the form of injunctive relief and unquantified monetary damages, and attorneys fees and costs. Plaintiffs in the California cases also seek restitution. In addition, trebled damages are sought in the Federal Class Action, the Individual Actions, the California case and the Tennessee case and statutory penalties of $500 per violation are sought in the Mississippi and Alabama cases. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in all of these actions. In addition, the Company has entered into a judgment sharing agreement with certain

                              McKESSON HBOC, INC.

pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

  In January 1997, the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson, et. al. filed in the District Court in Dallas County, Texas ("the Texas Action"). Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation collectively, "FoxMeyer Corporation") alleges that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of at least $400 million, punitive damages, attorneys fees and costs. The Company answered the complaint, denying the allegations, and removed the case to federal bankruptcy court in Dallas.

  In March 1997, the Company and the Manufacturer Defendants filed a complaint in intervention against FoxMeyer Health (now known as Avatex Corporation) in the action filed against Avatex by the FoxMeyer Unsecured Creditors Committee in the United States Bankruptcy Court for the District of Delaware. The complaint in intervention seeks declaratory relief and an order enjoining Avatex from pursuing the Texas Action.

  In November 1998, the Delaware court granted the Company's motion for summary judgment as to the first three counts asserted in the Texas Action on the ground of judicial estoppel. A renewed motion for summary judgment on the four remaining counts of Avatex' complaint in the Texas Action is pending before the Delaware court. In addition, the Company filed an amended complaint adding the Trustee and debtors as defendants. Based on the order granting summary judgment as to the first three counts, the Texas bankruptcy court dismissed those counts with prejudice and ordered the Texas Action remanded to state court. On November 30, 1998, the Company and the other Defendants filed a notice of appeal to the District Court from the remand ruling as well as the August, 1997 ruling denying defendants' motion to transfer the Texas Action to Delaware. In addition, the Company has filed a counterclaim and cross-claim against Avatex and Mssrs. Estrin, Butler and Massman in the Texas Action, asserting various claims of misrepresentation and breach of contract. The District Court upheld the remand order and denied as moot the appeal from the denying transfer. A cross-appeal by Avatex from the order dismissing the three counts with prejudice is still pending. The Company and several of the other defendants have appealed to the Court of Appeals the ruling upholding the order denying transfer.

  The Company has been named as a defendant, or has received from customers tenders of defense, in approximately forty pending cases alleging injury due to the diet drug combination of fenfluramine or dexfenfluramine and phentermine. All of the cases are pending in the state courts of Alabama, California, Idaho, Michigan, New Mexico and New York. The Company has tendered the cases to the manufacturers of the drugs and is currently defending the cases pending resolution of its negotiations with the manufacturers.

  Certain subsidiaries of the Company (i.e. MGM and RedLine, collectively, the "Subsidiaries") are defendants in approximately forty cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including the Subsidiaries. Efforts to resolve tenders of defense to their suppliers are continuing. The Subsidiaries' insurers are providing coverage for these cases, subject to the applicable deductibles.

  There are six state court class actions in New York, Ohio, Oklahoma, Pennsylvania, South Carolina and Texas filed against MGM on behalf of all health care workers in those states who suffered accidental needle

                              McKESSON HBOC, INC.

sticks that exposed them to potentially contaminated bodily fluids, arising from MGM's distribution of allegedly defective syringes. MGM's suppliers of the syringes are also named defendants in these actions. All cases except the Texas case are in the early stages of discovery. The Texas court held a class certification hearing on June 1, 1999, and stayed its ruling on certification pending a decision from the Texas Supreme Court on the issue of whether a products liability class action is proper where issues of comparative fault exist. These cases have been tendered to MGM's suppliers, their insurers, and to MGM's insurer. The Company has filed a declaratory relief action in California against its major supplier's insurer to obtain a determination of rights as an additional insured under the supplier's insurance policy.

  Salomon Smith Barney ("SSB") filed an action against McKesson and HBOC on December 9, 1998 in federal district court in New York City claiming entitlement to $50 million in fees in connection with the January 12, 1999 merger of the two companies. SSB has sued on the theories of breach of contract, quantum meruit and unjust enrichment; it has also sued HBOC for tortious interference with contract, tortious interference with business relations, and prima facie tort. It also seeks compensatory damages from HBOC for tortiously interfering with its contract and relations with McKesson. SSB also seeks a judgment requiring defendants to indemnify SSB pursuant to the contracts. On May 12, 1999 defendants' motions to stay the action were denied; the Company's motion to dismiss was denied, and HBOC's motion to dismiss was partially granted as to some of the tort claims against it. On June 21, 1999, defendants filed their answer and counterclaims against SSB for violations of
Section 10(b) of the Securities Exchange Act of 1934; breach of fiduciary duty; negligence; breach of contract; misappropriation of trade secrets; and rescission and restitution. Trial is scheduled for October 1999.

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

  The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $17 million, net of approximately $3.5 million which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $17 million is expected to be paid out between April 1999 and March 2028 and is included in the Company's recorded environmental liabilities at March 31, 1999.

  In addition, the Company has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "Superfund" law), for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 19 Superfund sites. With respect to each of these Superfund sites, numerous other PRP's have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 19 Superfund sites is approximately $2 million. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant. The $2 million is included in the Company's recorded environmental liabilities at March 31, 1999.

  The potential costs to the Company related to environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental

                              McKESSON HBOC, INC.

laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternate cleanup technologies; the determination of the Company's liability in proportion to other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties.

  Except as specifically stated above with respect to the litigation matters arising from the Company's restatement of previously reported amounts for HBOC, management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed in this Financial Note 19 will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

20. Quarterly Financial Information (unaudited)

                              First    Second   Third    Fourth       Fiscal
                             Quarter  Quarter  Quarter  Quarter        Year
                            --------- -------- -------- --------     ---------
                                (in millions except per share amounts)
Fiscal 1999
Revenues................... $ 6,283.3 $7,337.3 $8,366.6 $8,395.1     $30,382.3
Gross profit...............     612.9    632.9    670.6    749.2       2,665.6
Net income (loss)..........      69.1     26.3     50.7    (61.2)(1)      84.9

Earnings (loss) per common
 share
  Diluted.................. $    0.25 $   0.10 $   0.18 $  (0.22)    $    0.31
  Basic....................      0.25     0.10     0.18    (0.22)         0.31

Cash dividends per common
 share..................... $   0.125 $  0.125 $  0.125 $   0.06     $   0.435
Market prices per common
 share
  High..................... $85 13/16  $96 1/4 $     96 $ 89 3/4     $  96 1/4
  Low......................    57 5/8   73 5/8   66 1/2   52 1/4        52 1/4

Fiscal 1998
Revenues................... $ 5,324.5 $5,523.1 $5,793.9 $5,777.8     $22,419.3
Gross profit...............     560.7    575.9    616.9    639.9       2,393.4
Net income.................      68.7     82.6     71.6     81.7 (1)     304.6

Earnings per common share
  Diluted.................. $    0.25 $   0.30 $   0.26 $   0.29     $    1.10
  Basic....................      0.26     0.31     0.27     0.30          1.14

Cash dividends per common
 share.....................     0.125    0.125    0.125    0.125          0.50
Market prices per common
 share
  High..................... $ 40 1/16  $53 1/8 $ 56 7/8 $ 61 3/4     $  61 3/4
  Low......................    31 1/2   38 1/4 48 11/16   47 7/8        31 1/2

--------
(1) Includes after-tax charges of $89.1 million and $16.8 million during the three months ended March 31, 1999 and 1998, respectively, related to transaction costs and costs associated with employee benefits, primarily related to change in control provisions, incurred in connection with acquisitions (See Financial Note 4). Also includes after-tax charges of $55.3 million and $8.7 million during the three months ended March 31, 1999 and 1998, respectively, related to employee severance and restructuring closures, workforce reductions, and the elimination of product lines and systems (See Financial Note 5).

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

  There is no parent of the Company. The following is a listing of the significant subsidiaries of the Company, or if indented, subsidiaries of the Company under which they are listed:

                                                                 Jurisdiction of
                                                                  Organization
                                                                 ---------------
   HBO & Company................................................   Delaware
   McKesson Water Products Company..............................   California
   Medis Health and Pharmaceutical Services Inc. ...............   Canada
   GM Holdings, Inc. ...........................................   Delaware
     McKesson General Medical Corp. ............................   Virginia

                                                                   EXHIBIT 23.1

                         INDEPENDENT AUDITORS' CONSENT

  We consent to the incorporation by reference in McKesson HBOC, Inc. Registration Statement Nos. 33-86536, 333-00611, 333-02871, 333-21931, 333-
32643, 333-32645, 333-43101, 333-43079, 333-48337, 333-48339, 333-48859, 333-
50261, 333-70501, and 333-71917 on Form S-8 and Registration Statement Nos. 333-50985, 333-50985-01, 333-50985-02, 333-50985-03 and 333-66359, on Form S-
3, and Registration Statement No. 333-56623 on Form S-4 of our report dated July 12, 1999 (which report was modified to indicate that the consolidated financial statements of HBO & Company ("HBOC"), as of and for the two years ended March 31, 1998 were audited by other auditors whose report (which expresses an unqualified opinion and includes an explanatory paragraph related to certain shareholder litigation) has been furnished to us, and our opinion, insofar as it relates to the amounts included for HBOC as of and for the two years ended March 31, 1998 is based solely on the report of such auditors and to refer to certain shareholder litigation as discussed in Financial Note 19 to the consolidated financial statements), appearing in this Annual Report on Form 10-K of McKesson HBOC, Inc., for the year ended March 31, 1999.

Deloitte & Touche LLP
San Francisco, California
July 12, 1999

                                                                   EXHIBIT 23.2

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report dated July 12, 1999 with respect to the consolidated financial statements of HBO & Company as of March 31, 1998 and 1997 and for the years then ended, included in this Form 10K of McKesson HBOC, Inc., into the following previously filed Registration Statements of McKesson HBOC, Inc.:

  . Registration Statements on Form S-3 (No.'s 333-50985, 333-50985-01, 333-
    50985-02, 333-50985-03 and 333-66359)

  . Registration Statement on Form S-4 (No. 333-56623)

  . Registration Statements on Form S-8 (No.'s 33-86536, 333-00611, 333-
    02871, 333-21931, 333-32643, 333-32645, 333-43101, 333-43079, 333-48337,
    333-48339, 333-48859, 333-50261, 333-70501 and 333-71917)

  Reference is made to said report in which the opinion contains an explanatory fourth paragraph with respect to certain shareholder litigation as discussed in Note 10 to the consolidated financial statements.

                                          Arthur Andersen LLP

Atlanta, Georgia
July 12, 1999