Form 10-K405/A
period 1999-03-31
MCKESSON HBOC INC
filed 1999-07-16
CIK 927653

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

        (Title of Each Class)                (Name of Each Exchange on Which
    Common Stock, $.01 par value                       Registered)
                                             New York Stock Exchange Pacific
                                                     Exchange, Inc.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      Item                                                                Page
      ----                                                                ----


                                     PART I

  1.  Business..........................................................    3

  2.  Properties........................................................   11

  3.  Legal Proceedings.................................................   11

  4.  Submission of Matters to a Vote of Security Holders...............   15

      Executive Officers of the Registrant..............................   16


                                    PART II

      Market for the Registrant's Common Stock and Related Stockholder
  5.  Matters...........................................................   17

  6.  Selected Financial Data...........................................   17

      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations.............................................   17

  7A. Quantitative and Qualitative Disclosures About Market Risk........   17

  8.  Financial Statements and Supplementary Data.......................   17

      Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure..............................................   17


                                    PART III

 10.  Directors and Executive Officers of the Registrant................   18

 11.  Executive Compensation............................................   18

 12.  Security Ownership of Certain Beneficial Owners and Management....   18

 13.  Certain Relationships and Related Transactions....................   18


                                    PART IV

 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K...   18

      Signatures........................................................   20

Item  1.  Business

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

                              SIX-YEAR HIGHLIGHTS

                            CONSOLIDATED OPERATIONS

                                              Years Ended March 31
                           ---------------------------------------------------------------------------------
                             1999         1998         1997(1)        1996         1995              1994
                           ---------    ---------     ---------     ---------    ---------         ---------
                                 (dollars in millions except per share amounts)
Revenues.................  $30,382.3    $22,419.3     $16,914.3     $13,804.0    $12,948.5         $11,826.5
 Percent change..........       35.5%        32.5%         22.5%          6.6%         9.5 %             7.2 %
Gross profit(2)..........    2,665.6(2)   2,393.4       1,711.0       1,358.6      1,130.0 (2)       1,046.7
 Percent of revenues.....        8.8%        10.7%         10.1%          9.8%         8.7 %             8.9 %
Operating profit.........      356.3(3)     632.5(4)      252.6(5)      199.7(6)     128.2 (7)         240.7
 Percent of revenues.....        1.2%         2.8%          1.5%          1.4%         1.0 %             2.0 %
Operating profit
 excluding unusual
 items(8)................      764.8        728.6         481.1         339.7        266.5             240.7
 Percent of revenues.....        2.5%         3.2%          2.8%          2.5%         2.1 %             2.0 %
EBIT(9)(21)..............      304.6(3)     584.8(4)      209.8(5)      164.2(6)      15.5 (10)        190.6 (11)
 Percent of revenues.....        1.0%         2.6%          1.2%          1.2%         0.1 %             1.6 %
EBIT(9)(21) excluding
 unusual items(8)........      713.1        680.9         438.3         304.2        228.2             204.0
 Percent of revenues.....        2.3%         3.0%          2.6%          2.2%         1.8 %             1.7 %
Interest expense-net of
 corporate interest
 income..................       96.4         78.4          38.6          11.8         31.1              34.5
Income (loss) before
 income taxes............      208.2(3)     506.4(4)      171.2(5)      152.4(6) $   (15.6)(10)        156.1 (11)
Income taxes.............      117.1        195.6(12)      87.2          57.9        109.1 (13)         60.7
Effective tax rate.......       56.2%        38.6%         50.9%         38.0%         --               38.9 %
Dividends on preferred
 securities of subsidiary
 trust, net of tax
 benefit.................        6.2          6.2           0.7           --           --                --
Income (loss) after taxes
 Continuing operations...       84.9(3)     304.6(4)       83.3(5)       94.4(6)    (124.8)(10,13)      95.3 (11)
 Discontinued
  operations.............        --           --          128.8(14)      14.7        554.6 (15)         87.8 (16)
 Extraordinary item......        --           --            --            --           --               (4.1)
 Cumulative effect of
  accounting change......        --           --            --            --           --              (16.7)
Net income...............       84.9        304.6         212.1         109.1        429.8             162.3
 Percent change..........      (72.1)%       43.6%         94.4%        (74.6)%      164.8 %            11.5 %
Average stockholders'
 equity..................    2,772.0      2,273.8       1,690.9       1,093.9        841.7             639.4
 Return on equity(17)....        3.1%        13.4%         12.5%         10.0%        51.1 %            25.4 %
Depreciation and
 amortization of
 intangibles.............      173.4        148.7         124.7         104.0         84.1              72.1
EBITA(18)(21)............      346.6        619.7         234.2         184.3         27.9             200.5
Average committed
 capital(19).............    3,026.8      2,230.7       1,541.7         843.5        972.2             917.3
Return on committed
 capital(20).............       11.5%        27.8%         15.2%         21.8%         2.9 %            21.9 %
Return on committed
 capital excluding
 unusual items(8,20).....       24.9%        32.1%         30.0%         38.4%        24.7 %            23.3 %
Common dividends
 declared................       84.9         62.0          52.1          45.5         57.2              67.5
Diluted earnings (loss)
 per common share
 Continuing operations...  $    0.31    $    1.10     $    0.32     $    0.36    $   (0.56)        $    0.39
 Discontinued
  operations.............        --           --           0.48          0.06         2.40              0.39
 Extraordinary item......        --           --                          --           --              (0.02)
 Cumulative effect of
  accounting change......        --           --                          --           --              (0.07)
 Total...................       0.31         1.10          0.80          0.42         1.84              0.69

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

                              SIX YEAR HIGHLIGHTS

                        CONSOLIDATED FINANCIAL POSITION

                                         Years Ended March 31
                         ------------------------------------------------------------
                           1999      1998    1997(1)     1996      1995        1994
                         --------  --------  --------  --------  --------    --------
                                (in millions except per share amounts)
                         ------------------------------------------------------------
Customer receivables.... $2,322.0  $1,802.8  $1,477.4  $  810.4  $  887.0    $  794.7
 Days of sales(2).......     27.5      28.9      25.9      21.1      24.9        24.2
Inventories.............  3,529.0   2,608.7   2,277.5   1,332.4   1,092.9       907.9
 Days of sales(2).......     45.8      46.9      44.5      38.5      33.3        30.3
Drafts and accounts
 payable................  3,579.7   2,206.8   2,125.3   1,410.6   1,422.8     1,268.1
 Days of sales(2).......     46.5      39.7      41.5      40.8      43.3        42.3
Current assets..........  6,499.5   5,357.1   4,612.6   3,013.4   2,932.1     1,912.4
Current liabilities.....  4,800.1   3,127.0   3,078.3   1,939.8   1,819.6     1,533.6
Working capital.........  1,699.4   2,230.1   1,534.3   1,073.6   1,112.5       378.8
 Percent of
  revenues(2)...........      5.6%      9.9%      7.5%      7.8%      8.7%        3.2%
Property, plant and
 equipment--net.........    694.0     593.1     489.3     459.7     432.0       419.0
 Percent of
  revenues(2)...........      2.3%      2.6%      2.4%      3.3%      3.4%        3.5%
 Capital expenditures...    250.7     219.1     128.0     102.2      98.5        83.3
Total assets............  9,081.6   7,349.7   6,473.3   4,356.8   4,146.8     3,196.2
Total debt(3)...........  1,157.5   1,335.8   1,047.1     428.8     447.6       527.2
Trust convertible
 preferred securities...    195.6     195.4     194.8       --        --          --
Stockholders' equity....  2,881.8   2,561.7   2,081.8   1,710.0   1,636.7       960.9
Capital employed(4).....  4,234.9   4,092.9   3,323.7   2,138.5   2,084.3     1,488.1
 Ratio of net debt to
  net capital
  employed(5)...........     22.4%     19.0%     16.4%      --        --         28.8%
Diluted shares..........    289.8     282.1     265.2     243.8     231.1       228.4
Common shares
 outstanding at March
 31.....................    280.6     271.0     259.0     246.1     224.5       213.1
Dividends per common
 share(6)...............     0.44      0.50      0.50      0.50      0.67        0.83
Cash distribution from
 the sale of PCS per
 common share...........      --        --        --        --      38.00(7)      --
Book value per common
 share(8)...............    10.27      9.45      8.04      6.95      7.29        3.92
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

 Fiscal 1997

  Fiscal 1997 income from continuing operations before unusual items, after the previously discussed HBOC restatements, was $244.5 million, a 37% increase from the prior year's income from continuing operations before unusual items of $178.6 million. Fiscal 1997 results reflect significant growth in the Health Care Information Technology segment offset in part by the temporary dilutive effect of acquisitions and investments in strategic initiatives geared toward enhancing the Company's competitive position in the institutional and retail markets in the Health Care Supply Management segment.

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

 Restructuring and Asset Impairments

  In fiscal 1999, the Health Care Supply Management segment identified six distribution centers for closure to be completed by the middle of fiscal 2000. The Company recorded a charge of $25.5 million related to such closures. Of this charge, $21.7 million was required to reduce the carrying value of facility assets to their estimated fair value less disposal costs, and $3.8 million was related to computer hardware and software which will no longer be used at such facilities. Fair value was determined based on sales of similar assets, appraisals, and/or other estimates such as discounting of estimated future cash flows. Considerable management judgment is necessary to estimate fair values; accordingly, actual results could vary significantly from such estimates. Also related to such closures, a charge of $17.2 million was recorded for other exit-related costs. These primarily consist of costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations, as well as the write-off of costs related to duplicate assets from acquired companies that do not have future use by the Company. Of the above charges, $25.5 million were non-cash asset write-offs, $3.9 million was paid in fiscal 1999, and the remaining amounts will be paid in fiscal 2000.

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

Consolidated Working Capital

  Operating working capital (receivables and inventories net of related payables) as a percent of revenues was 8.3%, 10.5% and 8.6% at March 31, 1999, 1998 and 1997, respectively. The calculation is based on year-end balances and assumes major purchase acquisitions occurred at the beginning of the year.

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

Cash Flows from Operations for Capital Expenditures

  The following table summarizes the excess of cash flows from operations over capital expenditures:

                                                            Years Ended March
                                                                   31
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
                                                              (in millions)
   Net cash provided by continuing operations:
     Income from continuing operations(1).................. $  85  $ 305  $  83
     Depreciation..........................................   131    114    100
     Amortization of intangibles...........................    42     35     24
     Amortization of capitalized software .................    26     21     17
     Other non-cash charges(1).............................   370    195    193
     Working capital changes...............................  (338)  (387)     1
                                                            -----  -----  -----
       Total...............................................   316    283    418
                                                            -----  -----  -----
     Capital expenditures..................................  (251)  (219)  (128)
                                                            -----  -----  -----
       Excess.............................................. $  65  $  64  $ 290
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

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

  There is no parent of the Company. The following is a listing of the significant subsidiaries of the Company, or if indented, subsidiaries of the Company under which they are listed:

                                                                 Jurisdiction of
                                                                  Organization
                                                                 ---------------
   HBO & Company................................................   Delaware
   McKesson Water Products Company..............................   California
   Medis Health and Pharmaceutical Services Inc. ...............   Canada
   GM Holdings, Inc. ...........................................   Delaware
   McKesson General Medical Corp. ..............................   Virginia

                                                                   EXHIBIT 23.1

                         INDEPENDENT AUDITORS' CONSENT

  We consent to the incorporation by reference in McKesson HBOC, Inc. Registration Statement Nos. 33-86536, 333-00611, 333-02871, 333-21931, 333-
32643, 333-32645, 333-43101, 333-43079, 333-48337, 333-48339, 333-48859, 333-
50261, 333-70501, and 333-71917 on Form S-8 and Registration Statement Nos. 333-50985, 333-50985-01, 333-50985-02, 333-50985-03 and 333-66359, on Form S-
3, and Registration Statement No. 333-56623 on Form S-4 of our report dated July 12, 1999 (which report was modified to indicate that the consolidated financial statements of HBO & Company ("HBOC"), as of and for the two years ended March 31, 1998 were audited by other auditors whose report (which expresses an unqualified opinion and includes an explanatory paragraph related to certain shareholder litigation) has been furnished to us, and our opinion, insofar as it relates to the amounts included for HBOC as of and for the two years ended March 31, 1998 is based solely on the report of such auditors and to refer to certain shareholder litigation as discussed in Financial Note 19 to the consolidated financial statements), appearing in this Annual Report on Form 10-K/A of McKesson HBOC, Inc., for the year ended March 31, 1999.

Deloitte & Touche LLP
San Francisco, California
July 16, 1999

                                                                   EXHIBIT 23.2

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report dated July 12, 1999 with respect to the consolidated financial statements of HBO & Company as of March 31, 1998 and 1997 and for the years then ended, included in this Form 10-K/A of McKesson HBOC, Inc., into the following previously filed Registration Statements of McKesson HBOC, Inc.:

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

Atlanta, Georgia
July 16, 1999