Form 10-Q
period 1999-06-30
MCKESSON HBOC INC
filed 1999-08-13
CIK 927653

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarter ended June 30, 1999

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                        Commission file number 1-13252

                               ----------------

                              McKESSON HBOC, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                                      94-3207296
  (State or other jurisdiction of incorporation or
                    organization)                       (IRS Employer Identification No.)
     One Post Street, San Francisco, California                       94104
      (Address of principal executive offices)                      (Zip Code)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                               Outstanding at June 30, 1999
               ---------------                          ----------------------------
        Common stock, $.01 par value                         281,277,000 shares

================================================================================

                               TABLE OF CONTENTS

 Item                                                                 Page
 ----                                                                 ----
                       PART I. FINANCIAL INFORMATION

 1.   Condensed Financial Statements

      Consolidated Balance Sheets
       June 30, 1999 and March 31, 1999.............................    3

      Statements of Consolidated Income
       Three month periods ended June 30, 1999 and 1998.............    4

      Statements of Consolidated Cash Flows
       Three month periods ended June 30, 1999 and 1998.............    5

      Financial Notes...............................................    6

      Management's Discussion and Analysis of Financial Condition
 2.    and Results of Operations

      Financial Review..............................................   10

 3.   Quantitative and Qualitative Disclosures about Market Risk ...   17

                        PART II. OTHER INFORMATION

 6.   Exhibits and Reports on Form 8-K..............................   18

      Exhibit Index.................................................   20

                         PART I. FINANCIAL INFORMATION

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                            June 30,  March 31,
                                                              1999      1999
                                                            --------  ---------
                                                              (in millions,
ASSETS                                                      except par value)
Current Assets
 Cash and cash equivalents................................  $  178.8  $  240.8
 Marketable securities available for sale (Note 2)........     182.0      28.2
 Receivables..............................................   2,532.4   2,583.7
 Inventories..............................................   3,665.8   3,529.0
 Prepaid expenses.........................................     137.4     117.8
                                                            --------  --------
  Total...................................................   6,696.4   6,499.5

Property, Plant and Equipment
 Land.....................................................      49.2      50.7
 Buildings, machinery and equipment.......................   1,370.4   1,324.3
                                                            --------  --------
  Total...................................................   1,419.6   1,375.0
 Accumulated depreciation.................................    (701.3)   (681.0)
                                                            --------  --------
  Net.....................................................     718.3     694.0

Capitalized software......................................     108.4     106.9
Notes receivable..........................................      84.1      73.4
Goodwill and Other Intangibles............................   1,223.3   1,228.4
Other Assets..............................................     494.4     479.4
                                                            --------  --------
  Total Assets............................................  $9,324.9  $9,081.6
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Drafts payable...........................................  $  263.2  $  425.5
 Accounts payable--trade..................................   3,008.8   3,154.2
 Deferred revenue.........................................     310.8     408.6
 Short-term borrowings....................................     596.2      16.7
 Current portion of long-term debt........................     192.7     195.3
 Salaries and wages.......................................      95.9     101.2
 Taxes....................................................     118.1      95.2
 Interest and dividends...................................      46.2      34.7
 Other....................................................     348.6     368.7
                                                            --------  --------
  Total...................................................   4,980.5   4,800.1
                                                            --------  --------
Postretirement Obligations and Other Noncurrent
 Liabilities..............................................     253.1     258.6
                                                            --------  --------
Long-Term Debt (Note 2)...................................     937.6     945.5
                                                            --------  --------
McKesson HBOC-obligated mandatorily redeemable convertible
 preferred securities of subsidiary grantor trust whose
 sole assets are junior subordinated debentures of
 McKesson HBOC (Note 3)...................................     195.6     195.6
                                                            --------  --------
Stockholders' Equity
 Common stock (400.0 shares authorized, 281.8 issued as of
  June 30, 1999, and 281.1 issued as of March 31, 1999;
  par value $0.01)........................................       2.8       2.8
 Additional paid-in capital...............................   1,742.9   1,725.7
 Other capital............................................    (108.6)   (107.7)
 Retained earnings........................................   1,518.5   1,465.0
 Accumulated other comprehensive loss.....................     (58.0)    (57.7)
 ESOP notes and guarantees................................    (108.3)   (115.5)
 Treasury shares, at cost.................................     (31.2)    (30.8)
                                                            --------  --------
  Total Stockholders' Equity..............................   2,958.1   2,881.8
                                                            --------  --------
  Total Liabilities and Stockholders' Equity..............  $9,324.9  $9,081.6
                                                            ========  ========

                              See Financial Notes.

                              McKESSON HBOC, INC.

                       STATEMENTS OF CONSOLIDATED INCOME
                                  (unaudited)

                                                             Three Months
                                                                 Ended
                                                               June 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
                                                             (in millions,
                                                                except
                                                               per share
                                                               amounts)

REVENUES.................................................. $8,697.4  $6,283.3
                                                           --------  --------
COSTS AND EXPENSES
 Cost of sales............................................  8,047.3   5,670.4
 Selling, distribution and administration (Note 4)........    501.1     465.2
 Interest.................................................     32.6      30.9
                                                           --------  --------
   Total..................................................  8,581.0   6,166.5
                                                           --------  --------
INCOME BEFORE INCOME TAX EXPENSE AND DIVIDENDS ON
 PREFERRED SECURITIES OF SUBSIDIARY TRUST.................    116.4     116.8

INCOME TAXES..............................................    (44.8)    (46.1)

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUST.....     (1.5)     (1.6)
                                                           --------  --------
NET INCOME................................................ $   70.1  $   69.1
                                                           ========  ========
EARNINGS PER COMMON SHARE
 Diluted.................................................. $   0.25  $   0.25
 Basic....................................................     0.25      0.25

DIVIDENDS PER COMMON SHARE................................ $   0.06  $  0.125

SHARES ON WHICH EARNINGS PER COMMON SHARE WERE BASED
 Diluted..................................................    290.2     288.4
 Basic....................................................    280.6     272.4

                              See Financial Notes.

                              McKESSON HBOC, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                             (in millions)
Operating Activities
 Net income.............................................. $    70.1  $    69.1
 Adjustments to reconcile to net cash provided (used) by
  operating activities
  Depreciation...........................................      34.4       31.7
  Amortization...........................................      22.4       16.2
  Provision for bad debts................................       7.5        3.4
  Deferred taxes on income...............................      (2.4)     (13.9)
  Other non-cash items...................................       2.1        3.5
                                                          ---------  ---------
   Total.................................................     134.1      110.0
                                                          ---------  ---------
 Effects of changes in
  Receivables............................................      44.5     (258.8)
  Inventories............................................    (131.5)    (198.5)
  Accounts and drafts payable............................    (315.1)     487.7
  Taxes..................................................      32.1       40.2
  Other..................................................    (132.2)       6.2
                                                          ---------  ---------
   Total.................................................    (502.2)      76.8
                                                          ---------  ---------
 Net cash provided (used) by operating activities........    (368.1)     186.8
                                                          ---------  ---------
Investing Activities
 Purchases of marketable securities......................    (155.0)      (6.8)
 Maturities of marketable securities.....................        --       42.5
 Property acquisitions...................................     (59.7)     (54.5)
 Properties sold.........................................       2.7        8.4
 Acquisitions of businesses, less cash and short-term
  investments acquired...................................      (7.4)      (3.9)
 Other...................................................     (43.3)     (46.0)
                                                          ---------  ---------
 Net cash used by investing activities...................    (262.7)     (60.3)
                                                          ---------  ---------
Financing Activities
 Proceeds from issuance of debt..........................     595.7       77.2
 Repayment of debt.......................................     (27.4)    (143.8)
 Dividends paid on preferred securities of subsidiary
  trust..................................................      (2.5)      (2.5)
 Capital stock transactions
  Issuances..............................................      13.1      133.6
  ESOP notes and guarantee...............................       7.2         --
  Dividends paid.........................................     (16.9)     (16.9)
  Other..................................................      (0.4)      (0.5)
                                                          ---------  ---------
   Net cash provided by financing activities.............     568.8       47.1
                                                          ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents.....     (62.0)     173.6
                                                          ---------  ---------
Cash and Cash Equivalents at beginning of period.........     240.8      566.3
                                                          ---------  ---------
Cash and Cash Equivalents at end of period............... $   178.8  $   739.9
                                                          =========  =========

                              See Financial Notes.

                              McKESSON HBOC, INC.

                                FINANCIAL NOTES
                                  (unaudited)

1. Interim Financial Statements

  In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1999 and the results of its operations and its cash flows for the three months ended June 30, 1999 and 1998.

  The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results for the full years.

  It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1999 Consolidated Financial Statements which have previously been filed with the Securities and Exchange Commission.

2. Marketable Securities

  The June 30, 1999 marketable securities balance includes $23 million held in trust as exchange property for the Company's $37.3 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding.

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

4. Charges in Continuing Operations

  On January 12, 1999, McKesson Corporation ("McKesson") completed the acquisition of HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of McKesson common stock for all of the issued and outstanding common stock of HBOC. The transaction was

                              McKESSON HBOC, INC.

                                  (unaudited)

accounted for as a pooling of interests. In April 1999, the Company discovered improper accounting practices at HBOC (see Financial Note 8). In July, the Audit Committee of the Company's Board of Directors completed an investigation into such matters (the "Investigation"), which resulted in the restatement of the Company's historical consolidated financial statements related to HBOC (pre-merger) in fiscal 1999, 1998, and 1997.

  During the quarter ended June 30, 1999, the Company incurred costs in connection with the Investigation and the resulting restatement of the historical consolidated financial statements. The Company recorded associated accounting and legal fees and other costs totaling $6.3 million. The Company also incurred $18.5 million in severance and benefit costs resulting from the change in executive management announced June 21, 1999, and $1.7 million in retention benefits. For segment reporting purposes (see Financial Note 9), these charges are included in the Corporate segment.

  During the quarter ended June 30, 1998, the Company incurred charges totaling $7.7 million in the Health Care Supply Management segment and $7.6 million in the Health Care Information Technology segment. The Health Care Supply Management segment's charge consisted of $4.9 million for the terminated merger transaction with AmeriSource Health Corporation ("AmeriSource") and $2.8 million in integration costs incurred in connection with recent acquisitions. The Health Care Information Technology segment's charge consisted primarily of acquisition-related employee severance.

5. Comprehensive Income

  Comprehensive income is defined as all changes in stockholders' equity from non-owner sources. As such, it includes net income and amounts arising from foreign currency translations, unrecognized pension costs and unrealized gains or losses on marketable securities classified as available for sale which are recorded directly to stockholders' equity. Total comprehensive income for the three months ended June 30, 1999 and 1998 is as follows:

                                                                      Three
                                                                     Months
                                                                   Ended June
                                                                       30,
                                                                   ------------
                                                                   1999   1998
                                                                   -----  -----
                                                                       (in
                                                                    millions)
   Net income..................................................... $70.1  $69.1
   Foreign currency translation adjustments.......................  (0.3)  (1.8)
                                                                   -----  -----
                                                                   $69.8  $67.3
                                                                   =====  =====

                              McKESSON HBOC, INC.

                                  (unaudited)


6. Earnings Per Share

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                  Three Months Ended
                                        ---------------------------------------
                                           June 30, 1999       June 30, 1998
                                        ------------------- -------------------
                                        (in millions, except per share amounts)

                                                       Per                 Per
                                        Income Shares Share Income Shares Share
                                        ------ ------ ----- ------ ------ -----
   Basic EPS
    Net Income........................  $70.1  280.6  $0.25 $69.1  272.4  $0.25
                                                      =====               =====
   Effect of Dilutive Securities
    Options to purchase common stock..           4.1                10.2
    Trust convertible preferred
     securities.......................    1.5    5.4          1.6    5.4
    Restricted stock..................           0.1                 0.4
                                        -----  -----        -----  -----
   Diluted EPS
    Income available to common
     stockholders plus assumed
     conversions......................  $71.6  290.2  $0.25 $70.7  288.4  $0.25
                                        =====  =====  ===== =====  =====  =====

7. New Accounting Pronouncement

  In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's fiscal year 2002. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its consolidated financial statements.

8. HBOC Litigation

  Since the Company's April 28, 1999 announcement regarding accounting improprieties at HBOC, and as of August 6, 1999, fifty-five class action lawsuits, three derivative actions, and two individual actions have been filed against the Company, and certain current or former officers and directors of the Company. In addition, the United States Attorney's Office for the Northern District of California and the San Francisco District Office of the United States Securities and Exchange Commission ("SEC") have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts for HBOC described above. The SEC has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

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

                              McKESSON HBOC, INC.

                         FINANCIAL NOTES--(Concluded)
                                  (unaudited)


9. Segment Information

  The Company's chief operating decision makers who determine the allocation of resources and evaluate the financial performance of the operating segments are the Co-Chief Executive Officers. In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is income before interest expense, corporate interest income, taxes on income and allocation of certain corporate revenues and expenses. There have been no changes in the segments reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Annual Report on Form 10-K. Financial information relating to the Company's reportable segments for the quarters ended June 30, 1999 and 1998 and as of June 30, 1999 and March 31, 1999, is presented below (in millions):

                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                               1999      1998
                                                             --------  ---------
   Revenues
    Health Care Supply Management..........................  $8,278.6  $5,819.9
    Health Care Information Technology.....................     317.4     369.5
    Water Products.........................................      98.6      83.0
    Corporate..............................................       2.8      10.9
                                                             --------  --------
      Total................................................  $8,697.4  $6,283.3
                                                             ========  ========
   Operating profit
    Health Care Supply Management..........................  $  125.4  $  100.6
    Health Care Information Technology.....................      56.1      38.1
    Water Products.........................................      14.2      12.6
                                                             --------  --------
      Total................................................     195.7     151.3
    Interest--net..........................................     (31.1)    (21.8)
    Corporate and other....................................     (48.2)    (12.7)
                                                             --------  --------
      Income from continuing operations before income taxes
       and dividends on preferred securities of subsidiary
       trust...............................................  $  116.4  $  116.8
                                                             ========  ========

                                                             June 30,  March 31,
                                                               1999      1999
                                                             --------  ---------
   Segment Assets
    Health Care Supply Management..........................  $6,973.8  $6,889.7
    Health Care Information Technology.....................   1,295.1   1,357.3
    Water Products.........................................     250.4     234.0
    Corporate..............................................     805.6     600.6
                                                             --------  --------
      Total................................................  $9,324.9  $9,081.6
                                                             ========  ========

                              McKESSON HBOC, INC.

                               FINANCIAL REVIEW

 Segment Results

  The revenues and operating profits of the Company by business segment are as follows:

                                                  Three Months Ended
                                                       June 30,
                                               -------------------------------
                                                 1999         1998      % Chg.
                                               --------     --------    ------
                                                    (in millions)
REVENUES
Health Care Supply Management Pharmaceutical
 Distribution & Services
 U.S. Health Care(1).......................... $7,068.0     $4,809.8     47.0
 International................................    555.5        518.9      7.1
                                               --------     --------
   Total Pharmaceutical Distribution &
    Services..................................  7,623.5      5,328.7     43.1
 Medical/Surgical Distribution & Services.....    655.1        491.2     33.4
                                               --------     --------
   Total Health Care Supply Management........  8,278.6      5,819.9     42.2
                                               --------     --------
Health Care Information Technology
 Software.....................................     52.5         76.3    (31.2)
 Services.....................................    244.6        234.7      4.2
 Hardware.....................................     20.3         58.5    (65.3)
                                               --------     --------
   Total Health Care Information Technology...    317.4        369.5    (14.1)
                                               --------     --------
Water Products................................     98.6         83.0     18.8
Corporate.....................................      2.8         10.9
                                               --------     --------
Total......................................... $8,697.4     $6,283.3     38.4
                                               ========     ========
OPERATING PROFIT
Health Care Supply Management................. $  125.4     $  100.6(4)
Health Care Information Technology............     56.1         38.1(5)
Water Products................................     14.2         12.6     12.7
                                               --------     --------
Total.........................................    195.7        151.3
Interest--net(2)..............................    (31.1)       (21.8)
Corporate and other...........................    (48.2)(3)    (12.7)
                                               --------     --------
Income before income taxes.................... $  116.4     $  116.8
                                               ========     ========

--------
(1) Includes sales to customers' warehouses of $2,160.6 million and $927.9 million in the quarters ended June 30, 1999 and 1998, respectively.

(2) Interest expense is shown net of corporate interest income.

(3) Includes accounting and legal fees and other costs totaling $6.3 million incurred in the quarter in connection with the restatement of prior year financial statements. Also includes $18.5 million of severance and benefit costs resulting from the change in executive management announced June 21, 1999 and $1.7 million in retention benefits incurred in the quarter.

(4) Includes $4.9 million in charges for the terminated merger transaction with AmeriSource Health Corporation and $2.8 million in acquisition-related integration costs incurred.

(5) Includes $7.6 million in charges associated with acquisitions, primarily employee severance.

                              McKESSON HBOC, INC.

 Factors Affecting Forward Looking Statements

  In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Also, words such as "estimates", "expects", "anticipates", "plans", "believes" and similar expressions identify forward-looking statements involving risks and uncertainties. These include, but are not limited to: the resolution or outcome of the pending litigation and government investigations relating to the previously announced financial restatement (the "Pending Proceedings"--see Financial Notes 4 and 8); the Company's ability to successfully integrate and operate acquired businesses and the risks associated with such businesses, including the merger that created McKessonHBOC; the changing U.S. health care environment, including potential changes in private and governmental reimbursement for health care services, the method by which such services are delivered, legislation or regulations governing such services or mandated benefits, and changes in manufacturers' pricing or distribution policies; the ability of the Company's Health Care Information Technology business to retain existing customers and to attract new customers in light of rapid technological advances and changing business models, slowing of demand for software products because of Year 2000 concerns, and challenges in integrating the Company's software products; the effect of the Pending Proceedings on the Company's ability to manage its businesses and to attract and retain employees and management; and the Company's ability and the ability of the Company's vendors and customers to complete the necessary actions to achieve a Year 2000 conversion for computer systems and applications.

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

 Overview of Results

  Net income for the first quarter increased to $70.1 million, $0.25 per diluted share, from $69.1 million, $0.25 per share, in the prior year. Included in the current year first quarter results were $16.3 million in after-tax accounting, legal and other associated fees incurred in connection with the restatement of the Health Care Information Technology segment's financial statements, severance and benefit costs resulting from the change in executive management announced June 21, 1999 and retention benefits incurred in the quarter. The prior year's first quarter results included $11.0 million in after-tax charges associated with terminated and completed acquisition transactions.

  The effective income tax rate applicable to continuing operations for the quarter ended June 30, 1999 differed from the effective income tax rate for the comparable prior year period primarily due to the write-off of nondeductible costs associated with the AmeriSource transaction in the quarter ended June 30, 1998. In the second quarter of fiscal 1999, the termination of the merger with AmeriSource was announced and the tax benefit on such costs was recognized.

Health Care Supply Management

  The Health Care Supply Management segment includes the operations of the Company's U.S. pharmaceutical distribution and services businesses, its international pharmaceutical operations (Canada and Mexico), and its medical/surgical distribution and services business. This segment accounted for 95% of consolidated revenues for the three month period ended June 30, 1999.

                              McKESSON HBOC, INC.

  Pharmaceutical Distribution & Services revenues increased by 43% to $7.6 billion in the quarter reflecting growth in the U.S. direct delivery business of 26%, an increase in U.S. sales to customers' warehouses of 133% and an increase in international revenues of 7%. Internal growth in the U.S. direct delivery business was 25%.

  Medical/Surgical Distribution & Services revenues increased 33% to $655.1 million in the quarter. Fiscal 2000 revenues included $97.3 million in revenues from Red Line HealthCare which was acquired in a purchase transaction in the third quarter of fiscal 1999. Excluding the effect of this acquisition, revenues increased 14%.

  Health Care Supply Management's operating profit increased $24.8 million or 25% in the quarter. Excluding the effect of unusual charges of $7.7 million in the prior year, operating profit for the Health Care Supply Management segment increased by 16% in the first quarter. Operating profit as a percent of revenues (calculated excluding sales to customers' warehouses) declined 16 basis points to 2.05% in the quarter compared to the respective prior year period. The quarter-over-quarter comparison in the operating profit margin was negatively affected by exceptionally strong pharmaceutical procurement profits achieved in the first quarter a year ago, and by a bad debt provision for a long-term care customer in this year's first quarter. The prior year's charges included $4.9 million for the terminated merger transaction with AmeriSource and $2.8 million in acquisition-related integration costs incurred.

Health Care Information Technology

  The Health Care Information Technology segment includes revenues from software sales, services business and hardware sales. This segment accounted for 4% of consolidated revenues for the three month period ended June 30, 1999.

  The overall decline in revenues of 14% in the quarter reflects a general, industry-wide slowdown in sales of health care information technology software and hardware products resulting from delays in purchasing decisions that are attributed both to Year 2000 issues and general market conditions. Also contributing to the decline was the temporary disruption to this business caused by the recently completed Audit Committee Investigation (See Financial
Note 4) and Health Care Information Technology senior management changes made during the quarter.

  Operating profit, excluding charges of $7.6 million (for acquisition-related employee severance in the prior year), increased 23% in the quarter. The operating profit margin improved to 17.7% compared to 12.4% in the prior fiscal year's first quarter, reflecting a lower operating expense ratio.

  Management expects an increased level of contract negotiations and sales activity as the effects of Year 2000 issues diminish. Revenues should be augmented by the recognition of certain revenues previously reversed in connection with the Audit Committee investigation and restatements. However, management plans to increase investments in research and development, product integration and customer support activities. Management expects that these investments will negatively affect the segment's margins for the remainder of fiscal 2000.

Water Products

  Segment revenues increased by 19% for the quarter compared with the prior year, reflecting modest growth in the direct-delivery business and significant increases in packaged water sales to the retail trade. Water Products segment operating profit increased 13% in the quarter to $14.2 million from $12.6 million in the prior year. Operating profit as a percent of revenues declined to 14.4% from 15.2% in the prior year, reflecting the increase in the mix of lower margin packaged water business.

                              McKESSON HBOC, INC.

Other

  First quarter fiscal 2000 Corporate expense included $26.5 million in special charges consisting of professional fees incurred in connection with the previously discussed restatement of prior year financial statements, executive severance benefits and retention benefits incurred in the quarter. Corporate expense also reflects higher expenses for the Employee Stock Ownership Plan (required to maintain a desired level of benefits provided to employees despite a decline in the stock price), affiliation costs incurred in the quarter and transaction costs associated with the Company's committed receivables sales facility.

 Liquidity and Capital Resources

  Cash and marketable securities available for sale were $360.8 million at June 30, 1999 and $269.0 million at March 31, 1999. The June 30, 1999 marketable securities balance included $23 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures.

  The decline in accounts and drafts payable at June 30, 1999 compared to March 31, 1999 is due to the timing of payments to vendors. At March 31, 1999, vendor payables were unusually high relative to inventory both as a result of purchases made late in the fiscal year and the timing of payments.

  Interest expense, net of interest income, increased to $31.1 million in the first quarter compared to $21.8 million in the prior year, and $28.1 million in the prior quarter. The increase from the prior quarter is due to borrowings to support the increase in average working capital levels during the quarter resulting from the build-up of inventories in advance of the start of new contracts with retail and institutional customers.

  Stockholders' equity was approximately $3.0 billion at June 30, 1999, and the net debt-to-capital ratio was 30%, up from 22% at March 31, 1999. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances at the end of the period. The increase in the ratio in the current quarter is due primarily to the previously discussed decline in vendor payables.

  Average diluted shares increased to 290.2 million from 288.4 million in the prior year due primarily to shares issued under employee benefits plans.

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

                              McKESSON HBOC, INC.

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

  Prior to combining with McKesson in January 1999, HBOC had, since 1994, been pursuing its own Year 2000 compliance project. That compliance project has now been integrated into the Company's Project. Nevertheless, because the Health Care Information Technology segment is principally engaged in the sale and licensing of computer software and systems, the Year 2000 problem raises a different set of concerns for it from those of the Company's other businesses. For that reason, the Year 2000 readiness of the Health Care Information Technology business is discussed separately.

                              McKESSON HBOC, INC.

 Businesses other than Health Care Information Technology

  The Company has completed Stage One for all identified projects. Because of the size of the Project at the Company, and variation in assessed risk, some individual projects have completed all phases while others are at various phases within Stage Two. Most of the Company's mission critical projects (i.e., those projects whose failure to be completed would create a significant business disruption) have been installed as of July 31, 1999. A limited number of systems requiring extended migration, installation or conversion efforts will require additional work, but in any case, the Company expects to complete all phases of all identified projects by September 30, 1999. In the third quarter of calendar year 1999, the Company will be conducting a rigorous final level of review called systems integration testing under post-Year 2000 conditions.

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

  Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. As of July 31, 1999, all of the computer hardware and purchased software used for mission critical functions in the Company's Health Care Supply Management segment was certified by vendors as being compliant. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm its Year 2000 readiness.

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

  The Health Care Information Technology project team is making ongoing inquiries with respect to the Year 2000 readiness of its hardware and software vendor business partners. While the Company's current assessment does not suggest it, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company.

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

                              McKESSON HBOC, INC.

Costs

  The Company incurred costs of approximately $3 million in the first quarter of fiscal 2000 and $14 million in fiscal 1999, associated with modifications to the Company's existing systems to make them Year 2000 ready, related testing and outside consulting. The Company expects to incur costs of between $10 million and $20 million in fiscal 2000 for a total project cost of less than $45 million. Such costs are being expensed as incurred. The costs associated with creating Year 2000-compliant versions of the Health Care Information Technology segment's software products have not been separately tracked, as the underlying activities were performed in the ordinary course of the segment's business. Year 2000 Project costs are difficult to estimate accurately and the project cost could change due to unanticipated technological difficulties, project vendor delays, project vendor cost overruns and the degree to which systems of newly acquired businesses are compliant.

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

                              McKESSON HBOC, INC.

                         FINANCIAL REVIEW--(Concluded)


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

  The Company's contingency planning methodology attempts to identify, explore, and document every potential failure point, internal and external in each of the Company's businesses. Failure points are then prioritized based on likelihood and criticality. Contingency plans are then developed for each of the potential failure points deemed likely and/or critical. Included in the Company's contingency plan are preparations that need to be completed currently (such as printing special forms to be used in the event operations shift into contingency mode, identifying the triggers for shifting into contingency mode and appointing and training the resource response teams), identification of alternate processes to be used in the event of contingencies, as well as design of the process for exiting contingency mode.

  Contingency planning for possible Year 2000 disruptions will continue to be defined, improved, and implemented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1999 Annual Report.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

     4.5 Amended and Restated By-Laws of the Company, dated July 15, 1999

     4.7 Rights Agreement, dated as of October 21, 1994, by and between the Company and First Chicago Trust Company of New York as Rights Agent

     27  Financial Data Schedule

 (b) Reports on Form 8-K


   The Registrant filed the following report on Form 8-K during the three months ended June 30, 1999:

  Form 8-K
  Date of Report: April 28, 1999Date Filed: May 3, 1999

  Item 5. Other Events

  The Registrant announced it would be restating revenues and earnings due to the discovery of improper accounting practices at its recently acquired subsidiary, HBO & Company.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McKesson HBOC, Inc.

Dated: August 12, 1999                       /s/ Heidi E. Yodowitz
                                          By __________________________________
                                                 Heidi E. Yodowitz
                                                 Senior Vice President and
                                                 Controller
                                                 and Acting Chief Financial
                                                 Officer

                                 EXHIBIT INDEX

 Exhibit
 Number                              Description
 -------                             -----------
  4.5    Amended and Restated By-Laws of the Company, dated July 15, 1999..

  4.7    Rights Agreement, dated as of October 21, 1994, by and between the
          Company and First Chicago Trust Company of New York as Rights
          Agent............................................................

  27     Financial Data Schedule...........................................