Form 10-K/A
period 1999-03-31
MCKESSON HBOC INC
filed 1999-10-12
CIK 927653

                                  Form 10-K/A

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        Commission File Number 1-13252

                              McKESSON HBOC, INC.
                            A Delaware Corporation

                     I.R.S. Employer Identification Number
                                  94-3207296

                                McKesson Plaza
                                One Post Street
                        San Francisco, California 94104

                     Telephone - Area Code (415) 983-8300

     McKesson HBOC, Inc. hereby amends the following exhibits of its Annual Report for the fiscal year ended March 31, 1999 on Form 10-K as set forth in the pages attached hereto:

(1) Exhibit 99.4 Annual Report on Form 11-K for the McKesson HBOC, Inc. Profit Sharing Investment Plan for the plan year ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of October, 1999.

                                      McKESSON HBOC, INC.


                                      By /s/ Ivan D. Meyerson
                                         ---------------------
                                         Ivan D. Meyerson
                                         Senior Vice President, General Counsel
                                         and Secretary




October 12, 1999

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

 99.3    Annual Report on Form 11-K for HBO & Company Profit-Sharing and
         Savings Plan.

 99.4    Annual Report on Form 11-K for the McKesson HBOC, Inc. Profit Sharing
         Investment Plan for the plan year ended March 31, 1999.


                                         Exhibit 99.4
                                         Form 10-K for 1999
                                         File No. 1-13252

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