Form 10-Q
period 1999-09-30
MCKESSON HBOC INC
filed 1999-11-15
CIK 927653

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

      For quarter ended September 30, 1999

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from        to

                        Commission file number 1-13252

                               ----------------

                              McKESSON HBOC, INC.
            (Exact name of Registrant as specified in its charter)

                   Delaware                                       94-3207296
 (State or other jurisdiction of incorporation         (IRS Employer Identification No.)
               or organization)

  One Post Street, San Francisco, California                         94104
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                            Outstanding at September 30, 1999
                     -----                            ---------------------------------
         Common stock, $.01 par value                         281,592,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              McKESSON HBOC, INC.

                               TABLE OF CONTENTS

 Item                                                                    Page
 ----                                                                    -----
                         PART I. FINANCIAL INFORMATION

 1.   Condensed Financial Statements

      Consolidated Balance Sheets
       September 30, 1999 and March 31, 1999...........................    3-4

      Statements of Consolidated Income
       Three and six month periods ended September 30, 1999 and 1998...      5

      Statements of Consolidated Cash Flows
       Six month periods ended September 30, 1999 and 1998.............      6

      Financial Notes..................................................   7-13

 2.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations

      Financial Review.................................................  14-25

 3.   Quantitative and Qualitative Disclosures about Market Risk.......     25

                           PART II. OTHER INFORMATION

 1.   Legal Proceedings................................................     26

 4.   Submission of Matters to a Vote of Security Holders..............     26

 6.   Exhibits and Reports on Form 8-K.................................     26

                         PART I. FINANCIAL INFORMATION

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                        September 30, March 31,
                                                            1999        1999
                                                        ------------- ---------
                                                             (in millions)
ASSETS
Current Assets
  Cash and cash equivalents............................   $  179.0    $  240.8
  Marketable securities available for sale (Note 2)....       28.1        28.2
  Receivables..........................................    2,743.6     2,583.7
  Inventories..........................................    3,679.8     3,529.0
  Prepaid expenses.....................................      167.0       117.8
                                                          --------    --------
    Total..............................................    6,797.5     6,499.5

Property, Plant and Equipment
  Land.................................................       49.0        50.7
  Buildings, machinery and equipment...................    1,396.1     1,324.3
                                                          --------    --------
    Total..............................................    1,445.1     1,375.0
  Accumulated depreciation.............................     (715.2)     (681.0)
                                                          --------    --------
    Net................................................      729.9       694.0

Capitalized Software...................................      116.0       106.9
Notes Receivable.......................................      108.0        73.4
Goodwill and Other Intangibles.........................    1,224.4     1,228.4
Other Assets (Note 3)..................................      521.6       479.4
                                                          --------    --------
    Total Assets.......................................   $9,497.4    $9,081.6
                                                          ========    ========

                                  (Continued)

                              See Financial Notes.

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                         September 30, March 31,
                                                             1999        1999
                                                         ------------- ---------
                                                          (in millions, except
                                                               par value)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Drafts payable.......................................    $  361.3    $  425.5
  Accounts payable--trade..............................     2,965.1     3,154.2
  Deferred revenue.....................................       300.4       408.6
  Short-term borrowings................................       662.5        16.7
  Current portion of long-term debt....................       192.4       195.3
  Salaries and wages...................................       100.1       101.2
  Taxes................................................       119.8        95.2
  Interest and dividends...............................        32.8        34.7
  Other................................................       370.7       368.7
                                                           --------    --------
    Total..............................................     5,105.1     4,800.1
                                                           --------    --------
Postretirement Obligations and Other Noncurrent
 Liabilities...........................................       254.9       258.6
                                                           --------    --------
Long-Term Debt (Note 2)................................       929.8       945.5
                                                           --------    --------
McKesson HBOC-obligated mandatorily redeemable
 convertible preferred securities of subsidiary grantor
 trust whose sole assets are junior subordinated
 debentures of McKesson HBOC (Note 4)..................       195.7       195.6
                                                           --------    --------
Stockholders' Equity
  Common stock (400.0 shares authorized, 282.1 issued
   as of September 30, 1999, and 281.1 issued as of
   March 31, 1999; par value $0.01)....................         2.8         2.8
  Additional paid-in capital...........................     1,747.6     1,725.7
  Other capital........................................      (101.7)     (107.7)
  Retained earnings....................................     1,561.3     1,465.0
  Accumulated other comprehensive loss (Note 7)........       (59.1)      (57.7)
  ESOP notes and guarantees............................      (107.1)     (115.5)
  Treasury shares, at cost.............................       (31.9)      (30.8)
                                                           --------    --------
    Total Stockholders' Equity.........................     3,011.9     2,881.8
                                                           --------    --------
    Total Liabilities and Stockholders' Equity.........    $9,497.4    $9,081.6
                                                           ========    ========

                                  (Concluded)


                              See Financial Notes.

                              McKESSON HBOC, INC.

                       STATEMENTS OF CONSOLIDATED INCOME
                                  (unaudited)

                                         Three Months
                                             Ended          Six Months Ended
                                         September 30,        September 30,
                                       ------------------  --------------------
                                         1999      1998      1999       1998
                                       --------  --------  ---------  ---------
                                          (in millions, except per share
                                                     amounts)

REVENUES.............................  $9,050.1  $7,337.3  $17,747.5  $13,620.6
                                       --------  --------  ---------  ---------

COSTS AND EXPENSES
  Cost of sales......................   8,399.5   6,704.4   16,446.8   12,374.8
  Selling, distribution, research and
   development and administration
   (Note 5)..........................     523.0     555.7    1,024.1    1,020.9
  Interest...........................      28.7      29.9       61.3       60.8
                                       --------  --------  ---------  ---------
    Total............................   8,951.2   7,290.0   17,532.2   13,456.5
                                       --------  --------  ---------  ---------

INCOME BEFORE INCOME TAX EXPENSE AND
 DIVIDENDS ON PREFERRED SECURITIES OF
 SUBSIDIARY TRUST....................      98.9      47.3      215.3      164.1

INCOME TAXES.........................     (38.0)    (19.5)     (82.8)     (65.6)

DIVIDENDS ON PREFERRED SECURITIES OF
 SUBSIDIARY TRUST....................      (1.6)     (1.5)      (3.1)      (3.1)
                                       --------  --------  ---------  ---------
NET INCOME...........................  $   59.3  $   26.3  $   129.4  $    95.4
                                       ========  ========  =========  =========

EARNINGS PER COMMON SHARE (Note 8)
  Diluted............................  $   0.21  $   0.10  $    0.46  $    0.34
  Basic..............................      0.21      0.10       0.46       0.35

DIVIDENDS PER COMMON SHARE...........  $   0.06  $  0.125  $    0.12  $    0.25

SHARES ON WHICH EARNINGS PER COMMON
 SHARE WERE BASED
  Diluted............................     289.4     289.9      290.2      289.2
  Basic..............................     281.1     274.6      280.9      273.5


                              See Financial Notes.

                              McKESSON HBOC, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (unaudited)

                                                            Six Months Ended
                                                              September 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                              (in millions)
Operating Activities
 Net income................................................ $  129.4  $   95.4
 Adjustments to reconcile to net cash used by operating ac-
  tivities:
  Depreciation.............................................     71.3      63.9
  Amortization.............................................     46.3      35.9
  Provision for bad debts..................................      7.6      35.5
  Deferred taxes on income.................................    (25.5)     (7.5)
  Other non-cash items.....................................     33.0      16.5
                                                            --------  --------
   Total...................................................    262.1     239.7
                                                            --------  --------

 Effects of changes in:
  Receivables..............................................   (166.8)   (514.6)
  Inventories..............................................   (155.2)   (624.1)
  Accounts and drafts payable..............................   (297.5)    729.6
  Taxes....................................................     36.8       0.3
  Deferred revenue.........................................    (84.1)     (7.4)
  Other....................................................    (33.4)      0.7
                                                            --------  --------
   Total...................................................   (700.2)   (415.5)
                                                            --------  --------
 Net cash used by operating activities.....................   (438.1)   (175.8)
                                                            --------  --------

Investing Activities
 Purchases of marketable securities........................   (155.5)    (25.8)
 Maturities of marketable securities.......................    155.0      75.3
 Property acquisitions.....................................   (111.4)   (115.6)
 Properties sold...........................................      6.5      18.5
 Acquisitions of businesses, less cash and short-term in-
  vestments acquired.......................................    (22.7)    (57.6)
 Other.....................................................   (112.1)    (63.1)
                                                            --------  --------
 Net cash used by investing activities.....................   (240.2)   (168.3)
                                                            --------  --------

Financing Activities
 Proceeds from issuance of debt............................    667.7     552.1
 Repayment of debt.........................................    (36.5)   (161.9)
 Dividends paid on preferred securities of subsidiary
  trust....................................................     (5.0)     (5.0)
 Capital stock transactions
  Issuances................................................     16.6     140.5
  ESOP notes and guarantee.................................      8.5      (0.6)
  Dividends paid...........................................    (33.7)    (39.3)
  Other....................................................     (1.1)     (0.6)
                                                            --------  --------
   Net cash provided by financing activities...............    616.5     485.2
                                                            --------  --------

Net Increase (Decrease) in Cash and Cash Equivalents.......    (61.8)    141.1
                                                            --------  --------

Cash and Cash Equivalents at beginning of period...........    240.8     566.3
                                                            --------  --------

Cash and Cash Equivalents at end of period................. $  179.0  $  707.4
                                                            ========  ========

                              See Financial Notes.

                              McKESSON HBOC, INC.

                                FINANCIAL NOTES
                                  (unaudited)

1. Interim Financial Statements

   In the opinion of McKesson HBOC, Inc. (the "Company"), these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1999, the results of its operations for the three and six months ended September 30, 1999 and 1998 and its cash flows for the six months ended September 30, 1999 and 1998.

   The results of operations for the three and six months ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full years.

   These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1999 Consolidated Financial Statements which have previously been filed with the Securities and Exchange Commission (the "SEC").

2. Marketable Securities

   The September 30, 1999 marketable securities balance includes $20 million held in trust as exchange property for the Company's $33.3 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding.

3. Investments

   Other Assets include the Company's $22.9 million equity investment in WebMD (an internet-based provider of products and services to physicians, other healthcare providers and consumers), which has been accounted for under the cost method. On November 11, 1999, Healtheon Corporation completed a merger with WebMD, Inc. whereby the Company received 4,518,413 shares of Healtheon/WebMD common stock in exchange for its shares of WebMD. Based on the closing price of $42 7/16 on November 11, 1999, the market value of the Company's investment in Healtheon/WebMD common stock totaled $191.8 million. Additionally, the Company owns warrants to acquire 8,419,734 shares of Healtheon/WebMD nonvoting common stock with exercise prices ranging from $11.14 to $50.86 which expire on September 1, 2004.

4. Convertible Preferred Securities

   In February 1997, a wholly owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder's option into McKesson HBOC common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due in 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by the Company beginning in March 2000 at 103.5% of the principal amount thereof.

   Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson HBOC common stock, subject to adjustment in certain circumstances. If not converted, the preferred securities will be redeemed upon repayment of the Debentures, and are callable by the Company at 103.5% of the liquidation amount beginning in March 2000.

   The Company has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations

                              McKESSON HBOC, INC.

                                  (unaudited)

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

5. Charges in Continuing Operations

   On January 12, 1999, McKesson Corporation ("McKesson") completed the acquisition of HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of McKesson common stock for all of the issued and outstanding common stock of HBOC. The transaction was accounted for as a pooling of interests. In April 1999, the Company discovered improper accounting practices at HBOC (see Financial Note 10). In July, the Audit Committee of the Company's Board of Directors completed an investigation into such matters (the "Investigation"), which resulted in the restatement of the Company's historical consolidated financial statements related to HBOC (pre-merger) in fiscal 1999, 1998, and 1997.

   In fiscal 2000, the Company incurred costs in connection with the Investigation and the resulting restatement of the historical consolidated financial statements. The Company recorded associated accounting and legal fees and other pre-tax costs totaling $8.7 million and $15.0 million in the quarter and six months ended September 30, 1999, respectively. The Company also incurred $12.1 million and $32.3 million in severance and other costs associated with former employees, during the quarter and six month periods, respectively, and during the quarter ended September 30, 1999, recorded $5.0 million of other acquisition-related costs.

   During the quarter and six month periods ended September 30, 1998, the Company incurred pre-tax charges totaling $72.4 million and $82.8 million in the Health Care Supply Management, Health Care Information Technology and Water Products segments. These charges included transaction costs, employee benefit change in control provisions, employee severance, restructuring, integration and system installation costs associated with acquisition-related activities. In addition, these charges included amounts for asset impairments of $9.1 million in the quarter and $10.6 million in the six months. Also, the Health Care Supply Management segment recorded $4.9 million in the six month period related to the terminated merger transaction with AmeriSource Corporation.

6. Restructuring and Asset Impairments

   In fiscal 1999, the Company identified six pharmaceutical distribution centers in the Health Care Supply Management segment for closure, one of which was shut down by fiscal year end. During the six months ended September 30, 1999, the Company completed the closures of two more of these pharmaceutical distribution centers, resulting in the termination of approximately 60 employees and the payment of $0.5 million in severance. In addition, the realignment of the sales organization was completed and certain back office functions were eliminated resulting in the termination of approximately 70 employees and the payment of $1.3 million in severance. Additionally, the Company paid $0.4 in severance to approximately 50 employees who were terminated in fiscal 1999 and 2000 relating to the elimination of duplicate functions in the medical/surgical distribution business. The Company plans to continue the closure activities associated with the pharmaceutical distribution centers, and other medical/surgical distribution centers, all of which were identified for closure in fiscal 1999, in the second half of fiscal 2000 and first half of fiscal 2001. At September 30, 1999, assets associated with the restructuring plans, primarily distribution center buildings and improvements, totaled $7.4 million (net of asset valuation reserves). In the Health Care Information Technology segment, $8.2 million of severance was paid in the six month period to approximately 550 employees who were terminated in fiscal 1999 (under agreements providing for payments over an extended period of time through fiscal 2002). The Water

                              McKESSON HBOC, INC.

                                  (unaudited)

Products segment paid $0.7 million in severance to approximately 70 employees during the six months ended September 30, 1999. In the second half of fiscal 2000, the Company plans to complete the closure of a bottling facility acquired in fiscal 1999.

   A reconciliation of the reserves for the restructuring plans from March 31, 1999 to September 30, 1999, by operating segment, follows (in millions):

                                                           Health Care
                                                           Information
                          Health Care Supply Management     Technology       Water Products
                          ----------------------------- ------------------ ------------------
                                                 Other             Other              Other
                                       Asset     Exit-             Exit-              Exit-
                          Severance Impairments Related Severance Related  Severance Related  Total
                          --------- ----------- ------- --------- -------- --------- -------- ------
Balance, March 31,
 1999...................    $10.6      $35.0     $19.0    $12.2    $ 0.6     $ 1.4     $0.4   $ 79.2
Severance amounts paid
 during the period......     (2.2)                         (8.2)              (0.7)            (11.1)
Asset dispositions (non-
 cash)..................                (5.5)                                                   (5.5)
Other primarily exit-
 related costs paid
 during the period......                          (1.1)             (0.3)                       (1.4)
                            -----      -----     -----    -----    -----     -----     ----   ------
Balance, September 30,
 1999...................    $ 8.4      $29.5     $17.9    $ 4.0    $ 0.3     $ 0.7     $0.4   $ 61.2
                            =====      =====     =====    =====    =====     =====     ====   ======

   The remaining balances at September 30, 1999 relate primarily to charges recorded in fiscal 1999, with the exception of $8.7 million of asset impairment reserves and $1.8 million of exit-related reserves that relate to the fiscal 1997 plan. The reserves for other exit-related items consist of costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

7. Comprehensive Income

   Comprehensive income is defined as all changes in stockholders' equity from non-owner sources. As such, it includes net income and amounts arising from foreign currency translations, unrecognized pension costs and unrealized gains or losses on marketable securities classified as available for sale which are recorded directly to stockholders' equity. Total comprehensive income for the three and six months ended September 30, 1999 and 1998 is as follows:

                                                                Six Months
                                        Three Months Ended        Ended
                                           September 30,      September 30,
                                        --------------------  ---------------
                                          1999       1998      1999     1998
                                        ---------  ---------  -------  ------
                                                  (in millions)
   Net income.......................... $    59.3  $    26.3  $ 129.4  $ 95.4
   Unrealized gain on marketable
    securities.........................       0.1        0.1      0.1     0.1
   Foreign currency translation
    adjustments........................      (1.2)      (1.2)    (1.5)   (3.0)
                                        ---------  ---------  -------  ------
                                        $    58.2  $    25.2  $ 128.0  $ 92.5
                                        =========  =========  =======  ======

                              McKESSON HBOC, INC.

                                  (unaudited)


8. Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                              Three Months Ended
                                -----------------------------------------------
                                  September 30, 1999      September 30, 1998
                                ----------------------- -----------------------
                                    (in millions, except per share amounts)

                                Income Shares Per Share Income Shares Per Share
                                ------ ------ --------- ------ ------ ---------
   Basic EPS
    Net Income................  $ 59.3 281.1    $0.21   $26.3  274.6    $0.10
                                                =====                   =====
   Effect of Dilutive
    Securities
    Options to purchase common
     stock....................           2.8                     9.5
    Trust convertible
     preferred securities.....     1.6   5.4              1.5    5.4
    Restricted stock..........           0.1                     0.4
                                ------ -----            -----  -----
   Diluted EPS
    Income available to common
     stockholders plus assumed
     conversions..............  $ 60.9 289.4    $0.21   $27.8  289.9    $0.10
                                ====== =====    =====   =====  =====    =====
                                               Six Months Ended
                                -----------------------------------------------
                                  September 30, 1999      September 30, 1998
                                ----------------------- -----------------------
                                    (in millions, except per share amounts)

                                Income Shares Per Share Income Shares Per Share
                                ------ ------ --------- ------ ------ ---------
   Basic EPS
    Net Income................  $129.4 280.9    $0.46   $95.4  273.5    $0.35
                                                =====                   =====
   Effect of Dilutive
    Securities
    Options to purchase common
     stock....................           3.8                     9.8
    Trust convertible
     preferred securities.....     3.1   5.4              3.1    5.4
    Restricted stock..........           0.1                     0.5
                                ------ -----            -----  -----
   Diluted EPS
    Income available to common
     stockholders plus assumed
     conversions..............  $132.5 290.2    $0.46   $98.5  289.2    $0.34
                                ====== =====    =====   =====  =====    =====

9. New Accounting Pronouncements

   The Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as of April, 1, 1998. The impact of the adoption was not material to the Company's consolidated financial position, results of operations or cash flows.

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

                              McKESSON HBOC, INC.

                                  (unaudited)

Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's fiscal year 2002. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its consolidated financial statements.

10. Litigation

   Since the Company's announcement on April 28, 1999 regarding accounting improprieties at HBOC (the "Announcement"), and as of November 11, 1999, fifty-eight class action lawsuits, three derivative actions, and four individual actions have been filed against the Company and certain current or former officers and directors of the Company.

   Fifty-five of the actions were filed in Federal Court (the "Federal Actions") alleging violations of the federal securities laws and seeking unspecified damages. Of the fifty-five Federal Actions, fifty-four are class actions and one is a derivative action. One of the class actions has been voluntarily dismissed. On November 2, 1999, the United States District Court for the Northern District of California (the "District Court") issued an Order consolidating all of the Federal Actions, with the exception of the derivative action and the class action that has been voluntarily dismissed, into one action entitled In re McKesson HBOC, Inc. Securities Litigation. The District Court has reserved decision on the consolidation of the derivative action. The Company expects the District Court to appoint a Lead Plaintiff who will then be required to file a Consolidated and Amended Complaint, after which the Company will be required to respond.

   Ten additional actions have been filed in various state courts (the "State Actions"), including Delaware, California, and Pennsylvania. Of these, two are derivative actions, one of which is pending in California Superior Court (Mitchell v. McCall, et al. ("Mitchell")) and the other in the Delaware Court of Chancery (Fine v. McCall, et al. ("Fine")). Since the filing of the Company's 1999 Form 10-K in which these actions were originally described, the Company has moved to dismiss Fine, which motion is pending, and is required to respond to Mitchell by December 20, 1999. Four individual actions have been filed, two of which, Yurick v. McKesson HBOC, et al. ("Yurick") and Grant v. McKesson HBOC, Inc., et al. ("Grant") were originally described in the Company's 1999 Form 10-K. Since the filing of the 1999 Form 10-K, Yurick has been stayed pending the commencement of discovery in the consolidated Federal Actions and the Company is required to respond to Grant by November 24, 1999. Of the remaining two individual actions, one is pending in Delaware Superior Court in New Castle County (Kelly v. McKesson HBOC, et al.), to which the Company must respond by November 17, 1999, and the other has been filed in the California Superior Court in San Francisco but has not yet been served on the Company (The State of Oregon v. McKesson HBOC, Inc., et al.), to which the Company is not currently required to respond. Four purported class actions have been filed in the courts of Delaware. Two, filed in the Delaware Court of Chancery, purport to be brought on behalf of holders of McKesson Corporation stock at the time of the merger with HBOC. The Company has moved to dismiss or to stay these two actions, and the motions are pending. Of the remaining two purported class actions, one, brought on behalf of a class of holders of the shares of Access Health Inc. at the time of its merger with HBOC, was filed in the Delaware Court of Chancery and was subsequently removed to Federal Court in the District of Delaware. The Company has moved to dismiss this action, and the plaintiffs have moved to remand the action back to state court. Both motions are pending. The last purported class action, brought on behalf of a class of holders of US Servis Corp. shares at the time of its merger with HBOC, was filed in the Delaware Superior Court in New Castle County and was subsequently removed to Federal Court in the District of Delaware. The plaintiffs have moved to remand this action back to state court, and the motion is pending. The State Actions allege breaches of fiduciary duty and other causes of action arising out of the Announcement and seek unspecified damages.

                              McKESSON HBOC, INC.

                                  (unaudited)


   In addition, the United States Attorney's Office for the Northern District of California and the San Francisco District Office of the SEC have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts for HBOC described in Financial
Note 5. These investigations are ongoing.

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

   In October 1999, the Company was named as a defendant in an action entitled American Healthcare Fund II, L.P., et al. v. HBO & Company and McKesson HBOC, Inc. filed in the District Court of Colorado, Boulder County (the "Colorado Action"). The Colorado Action seeks damages for alleged breaches of contracts and related common law torts, including the alleged wrongful inducement of such breaches, in connection with HBOC's merger in December 1998 with Access Health Inc. The Company has not yet responded to the Colorado Action.

   In December 1998, Salomon Smith Barney ("SSB") filed an action against McKesson and HBOC in federal district court in New York City claiming entitlement to, among other things, $50 million in fees in connection with the January 12, 1999 merger of the two companies. The Company counter claimed on a number of grounds. In October 1999, the claims and counter claims were dismissed prior to trial by mutual agreement, and the resolution had no material impact on the Company.

   In Foxmeyer Health Corporation v. McKesson et al, the renewed summary judgment motions by the Company and other defendants on the four remaining counts of the complaint which had been pending were denied by the Delaware bankruptcy court, and the surviving claims of plaintiff (now known as Avatex Corporation ) are proceeding in the District Court in Dallas County, Texas. The Company and other defendants have also dismissed their appeal from the original Texas bankruptcy court order which denied transfer of the then removed Texas Action to Delaware.

   Except for the matters discussed above, there have not been any significant changes with respect to the litigation matters described in Financial Note 19 to the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999.

                              McKESSON HBOC, INC.

                         FINANCIAL NOTES--(Concluded)
                                  (unaudited)


11. Segment Information

   The Company's chief operating decision makers who determine the allocation of resources and evaluate the financial performance of the operating segments are the Co-Chief Executive Officers. In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is income before interest expense, corporate interest income, taxes on income and allocation of certain corporate revenues and expenses. There have been no changes in the segments reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Annual Report on Form 10-K. Financial information relating to the Company's reportable segments for the three and six months ended September 30, 1999 and 1998, and as of September 30, 1999 and March 31, 1999, is presented below:

                                        Three Months
                                            Ended          Six Months Ended
                                        September 30,        September 30,
                                      ------------------  --------------------
                                        1999      1998      1999       1998
                                      --------  --------  ---------  ---------
                                                  (in millions)
   Revenues
    Health Care Supply Management.... $8,624.8  $6,837.8  $16,903.4  $12,657.7
    Health Care Information
     Technology......................    311.7     385.2      629.1      754.7
    Water Products...................    110.7     105.1      209.3      188.1
    Corporate........................      2.9       9.2        5.7       20.1
                                      --------  --------  ---------  ---------
     Total........................... $9,050.1  $7,337.3  $17,747.5  $13,620.6
                                      ========  ========  =========  =========
   Operating profit
    Health Care Supply Management.... $  127.0  $   37.4  $   252.4  $   138.0
    Health Care Information
     Technology......................     29.9      22.5       86.0       60.6
    Water Products...................     18.9      19.2       33.1       31.8
                                      --------  --------  ---------  ---------
     Total...........................    175.8      79.1      371.5      230.4
    Interest--net....................    (26.4)    (21.1)     (57.5)     (42.9)
    Corporate and other..............    (50.5)    (10.7)     (98.7)     (23.4)
                                      --------  --------  ---------  ---------
     Income from continuing
      operations before income taxes
      and dividends on preferred
      securities of subsidiary
      trust.......................... $   98.9  $   47.3  $   215.3  $   164.1
                                      ========  ========  =========  =========

                                                         September 30, March 31,
                                                             1999        1999
                                                         ------------- ---------
                                                              (in millions)
   Segment assets
    Health Care Supply Management.......................   $7,286.2    $6,889.7
    Health Care Information Technology..................    1,264.5     1,357.3
    Water Products......................................      263.4       234.0
    Corporate...........................................      683.3       600.6
                                                           --------    --------
     Total..............................................   $9,497.4    $9,081.6
                                                           ========    ========

                              McKESSON HBOC, INC.

                                FINANCIAL REVIEW

 Segment Results

   The revenues and operating profits of the Company by business segment are as follows:

                            Three Months Ended                  Six Months Ended
                              September 30,                      September 30,
                         --------------------------------  ----------------------------------
                           1999         1998       % Chg.    1999          1998        % Chg.
                         --------     --------     ------  ---------     ---------     ------
REVENUES                                    (in millions)
Health Care Supply
 Management
 Pharmaceutical
  Distribution &
  Services
  U.S. Health Care(1)... $7,404.5     $5,842.7      26.7   $14,472.5     $10,652.5      35.9
  International.........    547.7        475.7      15.1     1,103.2         994.6      10.9
                         --------     --------             ---------     ---------
   Total Pharmaceutical
    Distribution &
    Services............  7,952.2      6,318.4      25.9    15,575.7      11,647.1      33.7
 Medical/Surgical
  Distribution &
  Services..............    672.6        519.4      29.5     1,327.7       1,010.6      31.4
                         --------     --------             ---------     ---------
   Total Health Care
    Supply Management...  8,624.8      6,837.8      26.1    16,903.4      12,657.7      33.5
                         --------     --------             ---------     ---------
Health Care Information
 Technology
 Software...............     47.3         82.3     (42.5)       99.8         158.6     (37.1)
 Services...............    237.0        245.5      (3.5)      481.6         480.2       0.3
 Hardware...............     27.4         57.4     (52.3)       47.7         115.9     (58.8)
                         --------     --------             ---------     ---------
   Total Health Care
    Information
    Technology..........    311.7        385.2     (19.1)      629.1         754.7     (16.6)
                         --------     --------             ---------     ---------
Water Products..........    110.7        105.1       5.3       209.3         188.1      11.3
Corporate...............      2.9          9.2                   5.7          20.1
                         --------     --------             ---------     ---------
Total................... $9,050.1     $7,337.3      23.3   $17,747.5     $13,620.6      30.3
                         ========     ========             =========     =========
OPERATING PROFIT
Health Care Supply
 Management............. $  127.0     $   37.4 (5)         $   252.4     $   138.0 (5)
Health Care Information
 Technology.............     29.9         22.5                  86.0          60.6 (6)
Water Products..........     18.9 (3)     19.2 (7)              33.1 (3)      31.8 (7)
                         --------     --------             ---------     ---------
Total...................    175.8         79.1                 371.5         230.4
Interest--net(2)........    (26.4)       (21.1)                (57.5)        (42.9)
Corporate and other.....    (50.5)(4)    (10.7)                (98.7)(4)     (23.4)
                         --------     --------             ---------     ---------
Income from continuing
 operations before
 income taxes and
 dividends on preferred
 securities of
 subsidiary trust....... $   98.9     $   47.3             $   215.3     $   164.1
                         ========     ========             =========     =========

-------
(1) Includes sales to customers' warehouses of $2,140.5 million and $1,673.0 million in the quarter and $4,301.1 million and $2,600.9 million in the six months ended September 30, 1999 and 1998, respectively.
(2) Interest expense is shown net of corporate interest income.
(3) Includes charges of $2.1 million primarily for integration costs incurred in connection with fiscal 1999 acquisitions.
(4) Includes accounting and legal fees and other costs totaling $8.7 million and $15.0 million incurred in the quarter and six months ended
    September 30, 1999, in connection with the restatement of prior year financial statements. Also includes $12.1 million and $32.3 million incurred in the quarter and six months ended September 30, 1999, in severance and other costs associated with former employees. In addition, the quarter ended September 30, 1999 includes $2.9 million of acquisition-related costs.
(5) Includes charges of $70.9 million and $73.7 million in the quarter and six months ended September 30, 1998, associated with acquisitions including transaction costs, employee benefit change in control provisions and restructuring, integration and system installation costs associated with acquisition-related activities. The six months ended September 30, 1998 also includes charges of $4.9 million for the terminated merger transaction with AmeriSource Corporation.
(6) Includes charges of $7.6 million primarily for severance associated with acquisitions.
(7) Includes charges of $1.5 million for transaction costs and restructuring and integration costs associated with acquisitions.

                              McKESSON HBOC, INC.

 Factors Affecting Forward Looking Statements

   In addition to historical information, management's discussion and analysis includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by the use of forward looking words such as "believes", "expects", "anticipates", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or "anticipates", or the negative of these words or other comparable technology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These include, but are not limited to the factors discussed under "Year 2000" and "Additional Factors That May Affect Future Results" of this "Financial Review."

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

 Overview of Results

   Net income for the second quarter increased to $59.3 million, $0.21 per diluted share, from $26.3 million, $0.10 per share, in the prior year. For the six month period, net income increased to $129.4 million, $0.46 per diluted share, compared to $95.4 million, $0.34 per share, in the prior year. Included in the current year results were $15.9 million in the quarter, and $32.2 million in the half, in after-tax accounting and legal fees and other costs incurred in connection with the Audit Committee Investigation into improper accounting practices at HBOC which resulted in the restatement of the Health Care Information Technology segment's prior year financial statements, severance and other costs associated with former employees, and other acquisition-related costs. The prior year's results included $45.7 million in the quarter and $56.7 million in the half in after-tax charges associated with completed and terminated acquisition transactions including transaction costs, employee benefit change in control provisions, employee severance, and restructuring, integration and system installation costs.

   The effective income tax rate applicable to continuing operations for the six months ended September 30, 1999 differed from the effective income tax rate for the comparable prior year period primarily due to certain nondeductible transaction expenses included in the prior year charges noted above.

Health Care Supply Management

   The Health Care Supply Management segment includes the operations of the Company's U.S. pharmaceutical distribution and services businesses, its international pharmaceutical operations (Canada and Mexico), and its medical/surgical distribution and services business. This segment accounted for 95% of consolidated revenues for the three and six month periods ended September 30, 1999.

   Pharmaceutical Distribution & Services revenues increased by 26% to $8.0 billion in the quarter and 34% to $15.6 billion in the six months, reflecting growth in the U.S. direct delivery business of 26% in both the quarter and six months, an increase in U.S. sales to customers' warehouses of 28% and 65%, respectively, and an increase in international revenues of 15% and 11%, respectively. Internal growth in the U.S. direct delivery business was 25% in both the quarter and six month periods.

   Medical/Surgical Distribution & Services revenues increased 29% to $672.6 million in the quarter and 31% to $1,327.7 million in the six month period. Fiscal 2000 results included revenues of $101.3 million in the quarter

                              McKESSON HBOC, INC.

and $198.6 million in the six months from Red Line HealthCare which was acquired in a purchase transaction in the third quarter of fiscal 1999. Excluding the effect of this acquisition, revenues increased 10% in the quarter and 12% in the six months.

   Health Care Supply Management operating profit increased $89.6 million in the quarter and $114.4 million in the six months. The prior year's results included charges of $70.9 million in the quarter and $73.7 in the six month period, associated with acquisitions including transaction costs, employee benefit change in control provisions and restructuring, integration and system installation costs. The six months ended September 30, 1998 also included charges of $4.9 million for the terminated merger transaction with AmeriSource Corporation. Excluding the effect of such charges in the prior year periods, operating profit for the Health Care Supply Management segment increased by 17% in both the second quarter and first half of fiscal 2000. Operating profit as a percent of revenues (calculated excluding sales to customers' warehouses and the previously discussed prior year charges) declined 14 basis points to 1.96% in the second quarter and 15 basis points to 2.00% in the six months, compared to the respective prior year margins. The period-to-period comparisons were negatively affected by a large number of new and renewal customer agreements signed in a concentrated period and a delay in timing of pharmaceutical price increases, partially offset by continuing improvements in operating expense ratios. In addition, the current year's first half included a bad debt provision for a long-term care customer.

Health Care Information Technology

   The Health Care Information Technology segment includes revenues from software sales, services business and hardware sales. This segment accounted for 3% and 4% of consolidated revenues for the quarter and six month periods ended September 30, 1999, respectively.

   Management believes that the overall decline in revenues of 19% in the quarter and 17% in the six month period reflects the continuing general, industry-wide slowdown in sales of health care information technology software and hardware products resulting from delays in purchasing decisions that are attributed both to Year 2000 issues and general market conditions. Also contributing to the decline in the first half was the disruption to this business caused by the completed Audit Committee Investigation (See Financial
Note 5) and Health Care Information Technology senior management changes made during the first half of this fiscal year.

   Operating profit increased by $7.4 million in the quarter and by $25.4 million in the six months. Excluding the impact of charges totaling $7.6 million for severance associated with acquisitions in the prior year's six month period, operating profit increased by 33% in the quarter and 26% in the six months. The operating profit margin, excluding the impact of the severance charges in the prior year, improved to 9.59% and 13.67% in the quarter and first half, compared to 5.84% and 9.04% in the prior year respective periods. The improvement reflects a high level of bad debt provisions and other expense items in the prior year. The favorable year-over-year operating profit margin comparison is not expected to continue in the second half as strategic product development and customer service expenditures increase.

   Management expects an increased level of contract negotiations and sales activity as the effects of Year 2000 issues diminish. Revenues may be augmented by the recognition of certain revenues previously reversed as a result of the Audit Committee Investigation and resulting restatements.

Water Products

   Water Products revenues increased 5% and 11% in the second quarter and first half, reflecting, in part, dampened demand for products because of an unusually cool summer in California, the segment's largest market. Operating profit declined by $0.3 million in the quarter and increased by $1.3 million in the half. The quarter and six month periods ended September 30, 1999 included $2.1 million in charges primarily for integration costs

                              McKESSON HBOC, INC.

incurred in connection with fiscal 1999 acquisitions. The quarter and six month periods ended September 30, 1998 included $1.5 million in charges for transaction costs and restructuring and integration costs associated with acquisitions. Excluding the effect of these charges, Water Products segment operating profit increased 1% and 6% in the quarter and six month periods. Operating profit, as a percent of revenues (excluding the previously discussed charges) declined to 18.97% in the second quarter and to 16.82% in the half compared to the respective prior year margins of 19.70% and 17.70% reflecting the increase in the mix of lower-margin packaged water business.

Other

   In the second quarter and six months ended September 30, 1999, Corporate expense included charges of $23.7 million and $50.2 million, respectively, consisting of professional fees incurred in connection with the previously discussed Audit Committee Investigation and resulting restatement of prior year financial statements, severance benefits and other costs associated with former employees and other acquisition-related costs. Corporate expense also reflects higher expenses for certain employee benefits (required to maintain a desired level of benefits to employees despite a decline in the stock price), affiliation costs incurred in the six months, and transaction costs associated with the Company's committed receivables sales facility.

 Liquidity and Capital Resources

   Cash and marketable securities available for sale were $207.1 million at September 30, 1999 and $269.0 million at March 31, 1999. The September 30, 1999 marketable securities balance included $20.3 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures.

   The decline in accounts and drafts payable at September 30, 1999 compared to March 31, 1999 is due to the timing of payments to vendors. At March 31, 1999, vendor payables were unusually high relative to inventory both as a result of purchases made late in the fiscal year and the timing of certain supplier payments in the Supply Management Business. The increase in accounts and drafts payable at September 30, 1998, compared to March 31, 1998 is due to accelerated payments in the medical/surgical distribution business at March 31, 1998, in order to take advantage of cash discounts with certain vendors, and the timing of payments in the U.S. pharmaceutical distribution business.

   Interest expense, net of interest income, increased to $26.4 million in the second quarter and to $57.5 million in the six month period compared to $21.1 million and $42.9 million in the prior year periods. The increases from the prior year reflect increased average working capital to support strong Supply Management growth, cash paid in the second half of fiscal 1999 for acquisitions and lower cash flows from the Health Care Information Technology segment.

   Stockholders' equity was $3.0 billion at September 30, 1999, and the net debt-to-capital ratio was 33%, up from 22% at March 31, 1999. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances at the end of the period. The increase in the ratio is due primarily to funds required for the previously discussed growth in working capital and prior year acquisitions. Return on committed capital [earnings before interest expense-net of corporate interest income, income taxes and amortization of intangibles, divided by average committed capital (capital employed less cash and cash equivalents, marketable securities and intangibles)] for the twelve months ended September 30, 1999 declined to 24% from 27% a year ago.

   In October 1999, Duff & Phelps, an agency that rates the Company's debt, lowered the Company's senior debt rating to BBB+ from A-, and reaffirmed the Company's commercial paper rating of D-2. The Company's ratings from S&P and Moodys of BBB+ and Baa1, respectively, for senior debt and A-2 and P-2, respectively,

                              McKESSON HBOC, INC.

for commercial paper, remain unchanged from those disclosed in the Company's 1999 Annual Report on Form 10-K. The Company's ratings from all three agencies remain on negative outlook. Also in October 1999, the Company terminated its $800 million 364-day revolving credit facility and replaced it with an $850 million 364-day revolving credit facility, provided by substantially the same group of banks. At the same time, the Company terminated its $575 million bridge loan facility which it had acquired in May, 1999.

   Common shares outstanding increased to 281.6 million at September 30, 1999 from 280.6 million at March 31, 1999 due primarily to shares issued under employee benefit plans. Average diluted shares declined to 289.4 million in the second quarter of fiscal 2000 from 289.9 million in the comparable prior year period due to a lower effect of dilutive securities as a result of the stock price decline (See Financial Note 8).

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

                              McKESSON HBOC, INC.

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

              Stage One:          Stage Two:
              ----------          ----------
     Awareness (Phase 1)          Examination and analysis (Phase 3)
     Assessment of risk (Phase 2) Modification and /or renovation (Phase 4)
                                  Data conversion (Phase 5)
                                  Acceptance testing (Phase 6)
                                  Redeployment back into production (Phase 7)

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

 Businesses other than Health Care Information Technology

   The Company has completed Stage One for all identified projects. Because of the size of the Project at the Company, and variation in assessed risk, some individual projects have completed all phases while others are at various phases within Stage Two. Most of the Company's mission critical projects (i.e., those projects whose failure to be completed would create a significant business disruption) and all phases of the Company's identified Year 2000 projects have been completed in all material respects. During the remainder of calendar year 1999, the Company will continue to conduct a rigorous final level of review called systems integration testing under post-Year 2000 conditions.

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

   Since early 1997, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. As of October 31, 1999, all of the computer hardware and purchased software used for mission critical functions in the Company's Health Care Supply Management segment was certified by vendors as being compliant. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm its Year 2000 readiness.

                              McKESSON HBOC, INC.

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

   The Health Care Information Technology project team has substantially completed all project phases for its internal core business systems.

Costs

   The Company incurred costs of approximately $9 million in the first half of fiscal 2000 and $14 million in fiscal 1999, associated with modifications to the Company's existing systems to make them Year 2000 ready, related testing and outside consulting. The Company expects to incur costs of between $13 million and $17 million in fiscal 2000 for a total project cost of less than $45 million. Such costs are being expensed as incurred. The costs associated with creating Year 2000-compliant versions of the Health Care Information Technology segment's software products have not been separately tracked, as the underlying activities were performed in the ordinary course of the segment's business. Year 2000 Project costs are difficult to estimate accurately and the project cost could change due to unanticipated technological difficulties, project vendor delays, project vendor cost overruns and the degree to which systems of newly acquired businesses are compliant.

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

                              McKESSON HBOC, INC.

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

                              McKESSON HBOC, INC.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

   In addition to the factors discussed in the "Year 2000" section of this "Financial Review," the following additional factors may affect the Company's future results.

Adverse judgments regarding the restatement of the Company's historical financial statements may cause it to incur material losses.

   Subsequent to the Company's April 28, 1999 restatement announcement, and as of November 11, 1999, fifty-eight class action lawsuits, three derivative actions, and four individual actions have been filed against the Company, and certain current or former officers and directors of the Company in federal and state courts (See Financial Note 10, Litigation). In addition, the United States Attorney's Office for the Northern District of California and the San Francisco District Office of the SEC have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts.

   The Company does not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amount of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company which could cause it to incur material losses.

The restatement of the Company's earnings may negatively impact the management of the Company's business.

   The effect of the pending litigation and government investigations relating to the previously announced financial restatement could present challenges in attracting and retaining quality employees and managers. Such difficulties could impair the Company's ability to manage the Company's business.

The Company's business could be hindered if it is unable to complete and integrate acquisitions successfully.

   An element of the Company's business is to pursue strategic acquisitions that either expand or complement its business. The Company routinely reviews such potential acquisition opportunities and has historically engaged in numerous acquisitions. Integration of acquisitions, including the merger that created McKesson HBOC, Inc., involves a number of special risks. Such risks include:

  . the diversion of management's attention to the assimilation of the operations of businesses the Company has acquired;

  . difficulties in the integration of operations and systems and the realization of potential operating synergies;

  . difficulties in the integration of any acquired companies operating in a different sector of the health care industry;

  . delays or difficulties in opening and operating larger distribution centers in a larger and more complex distribution network;

  . the assimilation and retention of the personnel of the acquired companies;

  . challenges in retaining the customers of the combined businesses; and

  . potential adverse effects on operating results.

                              McKESSON HBOC, INC.

   If the Company is unable to successfully complete and integrate strategic acquisitions in a timely manner, its business and the Company's growth strategies could be negatively affected.

The Company's issuance of equity to finance acquisitions could have a potential dilutive effect on its stock.

   The Company anticipates that it will finance acquisitions, at least partly by incurring debt or by the issuance of additional securities. The use of equity financing, rather than debt, for acquisitions would dilute the ownership of the Company's then current stockholders.

Changes in the United States healthcare environment could have a material negative impact on the Company's revenues.

   The Company's products and services are intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical/surgical supply distributors, and the development of large, sophisticated purchasing groups. The Company expects the healthcare industry to continue to change significantly in the future. Some of these changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the delivery or pricing of healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of the Company's products and services they purchase or the price they are willing to pay for the Company's products and services. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce the Company's income. Due to the diverse range of health care supply management and health care information technology products and services the Company offers, such changes may adversely impact the Company while not affecting some of the Company's competitors that offer a more narrow range of products and services.

Substantial defaults in payment or a material reduction in purchases of the Company's products by some large customers could have a significant negative impact on the Company's financial condition, results of operations and liquidity.

   The Company's recent strategy has been to build relationships with large customers that are achieving rapid growth. During the fiscal year ended March 31, 1999, sales to the Company's ten largest customers accounted for approximately 45% of the Company's sales. A growing portion of the Company's increased sales in fiscal 2000 has been to a limited number of these large customers. Consequently, the Company's sales and credit concentration have significantly increased. Accordingly, any defaults in payment or a material reduction in purchases of the Company's products by these large customers could have a significant negative impact on the Company's financial condition, results of operations and liquidity.

The ability of the Health Care Information Technology business to attract and retain customers due to challenges in integrating software products; technological advances and Year 2000 concerns may significantly reduce the Company's revenues.

   The Company's Health Care Information Technology business delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to health care organizations throughout the United States and certain foreign countries. Challenges in integrating software products used by the Health Care Information Technology business with those of its customers could impair the Company's ability to attract and retain customers and may reduce its revenues or increase its expenses.

                              McKESSON HBOC, INC.

   Future advances in the health care information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by the Health Care Information Technology business. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure. The success of the Health Care Information Technology business will depend, in part, on its ability to be responsive to technological developments and challenges, including pricing pressures and changing business models. In addition, to remain competitive in the evolving health care information systems marketplace, the Health Care Information Technology business must develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of the Health Care Information Technology business to attract and retain customers and thereby significantly reduce the Company's net income.

   Finally, management believes that the costs of work by customers related to Year 2000 Issues have caused some Health Care Information Technology customers and prospective customers to defer current projects or prospective decisions regarding the acquisition of new software. These Year 2000 concerns by existing and potential new customers may adversely affect sales of the Company's products.

Proprietary technology protections may not be adequate and proprietary rights may infringe on rights of third parties.

   The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Although the Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties, from time to time third parties have asserted infringement claims against the Company and there can be no assurance that third parties will not assert infringement claims against the Company in the future. Additionally, the Company may find it necessary to initiate litigation to protect the Company's trade secrets, to enforce its patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses or any damage payments resulting from adverse determinations of third party claims could be significant and could result in material losses to the Company.

Potential product liability claims arising from Health Care Information Technology business products could result in material losses to the Company.

   Some products of the Health Care Information Technology business provide information for use by health care providers in providing health care to patients. Although the Company has not experienced any material claims to date, any failure of the Company's Health Care Information Technology business products to provide accurate and timely information could result in claims against it. The Company maintains insurance to protect against claims associated with the use of such products, but there can be no assurance that the Company's insurance coverage would adequately cover any claims asserted against it. If its insurance coverage is not adequate, the Company may be required to pay the damages which could result in material losses to it.

System errors and warranties in the Health Care Information Technology business's products could cause unforeseen liabilities.

   The Company's Health Care Information Technology business's systems are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. The Health Care Information Technology business's systems are intended to provide information for health care

                              McKESSON HBOC, INC.

                         FINANCIAL REVIEW--(Concluded)

providers in providing health care to patients. Therefore, users of its products have a greater sensitivity to system errors than the market for software products generally. Failure of a client's system to perform in accordance with its documentation could constitute a breach of warranty and could require the Company to incur additional expense in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   The Company believes there has been no material change in its exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in the Company's 1999 Annual Report on Form 10-K.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Financial Note 10 to the Company's unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

   On August 25, 1999, the Company held its Annual Meeting of Stockholders. Three items were considered and the results are as follows:

   Proposal 1 to elect four directors to serve a three-year term: 233,185,794 shares voted for Alfred C. Eckert III, and 13,818,642 shares withheld; 233,647,796 shares voted for Gerald E. Mayo and 13,356,640 shares withheld; 238,668,893 shares voted for Alan Seelenfreund and 8,335,543 shares withheld; and 238,687,148 shares voted for Jane E. Shaw and 8,317,288 shares withheld.

   Proposal 2 to approve the McKesson HBOC, Inc. 1998 Employee Stock Purchase
Plan: 222,351,375 shares voted for this proposal, 23,209,309 shares voted against and 1,443,752 shares abstained.

   Proposal 3 to approve an increase in the number of authorized shares for the McKesson HBOC, Inc. Stock Purchase Plan: 213,965,334 shares voted for this proposal, 31,622,367 shares voted against and 1,416,735 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    3.1 Restated Certificate of Incorporation of the Company (Exhibit 3.2(1))

    3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company (Exhibit 4.3(2))

    3.3 Amended and Restated By-laws of the Company, as amended through July
        15, 1999 (Exhibit 4.5(3))

   27   Financial Data Schedule

  --------
  (1) Incorporated by reference to the designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
  (2) Incorporated by reference to the designated exhibit to the Company's Registration Statement on Form S-8 as filed with the Commission on January 12, 1999.
  (3) Incorporated by reference to the designated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McKESSON HBOC, INC.

Dated: November 15, 1999                  By /s/ Heidi E. Yodowitz
                                            -----------------------------------
                                                HEIDI E. YODOWITZ
                                                Senior Vice President and
                                                Controller and Acting Chief
                                                Financial Officer