Form 10-Q
period 1999-12-31
MCKESSON HBOC INC
filed 2000-02-14
CIK 927653

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

      For quarter ended December 31, 1999

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                             Outstanding at December 31, 1999
                     -----                             --------------------------------
         Common stock, $.01 par value                         281,745,630 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              McKESSON HBOC, INC.

                               TABLE OF CONTENTS

 Item                                                                    Page
 ----                                                                    -----
                         PART I. FINANCIAL INFORMATION

 1.   Condensed Financial Statements

      Consolidated Balance Sheets
       December 31, 1999 and March 31, 1999............................    3-4

      Statements of Consolidated Income
       Three and nine month periods ended December 31, 1999 and 1998...      5

      Statements of Consolidated Cash Flows
       Nine month periods ended December 31, 1999 and 1998.............      6

      Financial Notes..................................................   7-14

 2.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations

      Financial Review.................................................  15-23

 3.   Quantitative and Qualitative Disclosures about Market Risk.......     23

                           PART II. OTHER INFORMATION

 1.   Legal Proceedings................................................     24

 6.   Exhibits and Reports on Form 8-K.................................     24

                         PART I. FINANCIAL INFORMATION

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                         December 31, March 31,
                                                             1999       1999
                                                         ------------ ---------
                                                             (in millions)
ASSETS
Current Assets
  Cash and cash equivalents.............................  $   204.8   $  233.7
  Marketable securities (Notes 3 and 7).................      195.4       28.2
  Receivables...........................................    2,730.1    2,552.0
  Inventories...........................................    4,060.0    3,522.5
  Prepaid expenses......................................      136.2      116.4
                                                          ---------   --------
    Total...............................................    7,326.5    6,452.8

Property, Plant and Equipment
  Land..................................................       33.0       37.0
  Buildings, machinery and equipment....................    1,103.7    1,029.1
                                                          ---------   --------
    Total...............................................    1,136.7    1,066.1
  Accumulated depreciation..............................     (587.5)    (536.5)
                                                          ---------   --------
    Net.................................................      549.2      529.6

Capitalized Software....................................      117.5      106.9
Notes Receivable........................................      134.9       73.0
Goodwill and Other Intangibles..........................    1,283.9    1,200.6
Net Assets of Discontinued Operations (Note 2)..........      228.1      179.4
Other Assets (Note 7)...................................      565.8      477.7
                                                          ---------   --------
    Total Assets........................................  $10,205.9   $9,020.0
                                                          =========   ========

                                  (Continued)


                              See Financial Notes.

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                         December 31, March 31,
                                                             1999       1999
                                                         ------------ ---------
                                                          (in millions, except
                                                               par value)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Drafts payable........................................  $   257.7   $  417.7
  Accounts payable--trade...............................    3,922.2    3,131.7
  Deferred revenue......................................      322.1      408.6
  Short-term borrowings.................................      249.3       16.7
  Current portion of long-term debt.....................      191.7      195.3
  Salaries and wages....................................       89.1       93.0
  Taxes.................................................      209.8       90.8
  Interest and dividends................................       51.1       34.7
  Other.................................................      353.0      356.3
                                                          ---------   --------
    Total...............................................    5,646.0    4,744.8

Postretirement Obligations and Other Noncurrent
 Liabilities............................................      277.5      258.6

Long-Term Debt (Note 3).................................      914.8      939.2

McKesson HBOC-Obligated Mandatorily Redeemable
 Convertible Preferred Securities of Subsidiary Grantor
 Trust Whose Sole Assets are Junior Subordinated
 Debentures of McKesson HBOC (Note 4)...................      195.7      195.6

Stockholders' Equity
  Common stock (400.0 shares authorized, 282.2 issued as
   of December 31, 1999, and 281.1 issued as of March
   31, 1999; par value $0.01)...........................        2.8        2.8
  Additional paid-in capital............................    1,754.8    1,725.7
  Other capital.........................................      (99.7)    (107.7)
  Retained earnings.....................................    1,711.4    1,465.0
  Accumulated other comprehensive loss (Note 8).........      (70.7)     (57.7)
  ESOP notes and guarantees.............................      (99.9)    (115.5)
  Treasury shares, at cost..............................      (26.8)     (30.8)
                                                          ---------   --------
    Total Stockholders' Equity..........................    3,171.9    2,881.8
                                                          ---------   --------
    Total Liabilities and Stockholders' Equity..........  $10,205.9   $9,020.0
                                                          =========   ========

                                  (Concluded)

                              See Financial Notes.

                              McKESSON HBOC, INC.

                       STATEMENTS OF CONSOLIDATED INCOME
                                  (unaudited)

                                         Three Months
                                             Ended          Nine Months Ended
                                         December 31,         December 31,
                                       ------------------  --------------------
                                         1999      1998      1999       1998
                                       --------  --------  ---------  ---------
                                          (in millions, except per share
                                                     amounts)

REVENUES.............................  $9,890.9  $8,287.5  $27,429.1  $21,720.0
                                       --------  --------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales......................   9,325.8   7,677.0   25,718.2   20,005.1
  Selling, distribution, research and
   development and administration
   (Notes 5 and 7)...................     538.8     499.5    1,440.1    1,410.7
  Interest...........................      28.9      31.4       87.1       89.2
                                       --------  --------  ---------  ---------
    Total............................   9,893.5   8,207.9   27,245.4   21,505.0
                                       --------  --------  ---------  ---------

GAIN ON EQUITY INVESTMENTS (Note 7)..     263.2        --      263.2         --
                                       --------  --------  ---------  ---------

INCOME BEFORE INCOME TAXES AND
 DIVIDENDS ON PREFERRED SECURITIES OF
 SUBSIDIARY TRUST....................     260.6      79.6      446.9      215.0

INCOME TAXES.........................     (98.5)    (33.0)    (169.5)     (87.7)

DIVIDENDS ON PREFERRED SECURITIES OF
 SUBSIDIARY TRUST....................      (1.5)     (1.5)      (4.6)      (4.6)
                                       --------  --------  ---------  ---------

INCOME AFTER TAXES
  Continuing operations..............     160.6      45.1      272.8      122.7
  Discontinued operations (Note 2)...       6.2       5.6       23.4       23.4
                                       --------  --------  ---------  ---------
    Net Income.......................  $  166.8  $   50.7  $   296.2  $   146.1
                                       ========  ========  =========  =========

EARNINGS PER COMMON SHARE (Note 9)
 Diluted:
  Continuing operations..............  $   0.56  $   0.16  $    0.96  $    0.44
  Discontinued operations............      0.02      0.02       0.08       0.08
                                       --------  --------  ---------  ---------
    Total............................  $   0.58  $   0.18  $    1.04  $    0.52
                                       ========  ========  =========  =========

 Basic:
  Continuing operations..............  $   0.57  $   0.16  $    0.97  $    0.45
  Discontinued operations............      0.02      0.02       0.08       0.08
                                       --------  --------  ---------  ---------
    Total............................  $   0.59  $   0.18  $    1.05  $    0.53
                                       ========  ========  =========  =========

DIVIDENDS PER COMMON SHARE...........  $   0.06  $  0.125  $    0.18  $   0.375

SHARES ON WHICH EARNINGS PER COMMON
 SHARE WERE BASED
  Diluted............................     288.8     289.7      289.8      289.3
  Basic..............................     281.4     275.2      281.1      274.1

                              See Financial Notes.

                              McKESSON HBOC, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (unaudited)

                                                            Nine Months Ended
                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Operating Activities                                          (in millions)
 Income from continuing operations......................... $  272.8  $  122.7
 Adjustments to reconcile to net cash provided (used) by
  operating activities:
  Depreciation.............................................     86.3      76.8
  Amortization.............................................     73.2      54.8
  Provision for bad debts..................................     92.3      54.9
  Deferred taxes on income.................................    (19.7)     37.9
  Other non-cash items.....................................   (119.2)    109.4
                                                            --------  --------
   Total...................................................    385.7     456.5
                                                            --------  --------
 Effects of changes in:
  Receivables..............................................   (314.5)   (435.3)
  Inventories..............................................   (538.8)   (666.0)
  Accounts and drafts payable..............................    583.9     655.0
  Taxes....................................................    102.6      30.0
  Deferred revenue.........................................    (32.7)    (48.9)
  Other....................................................      2.3     (66.2)
                                                            --------  --------
   Total...................................................   (197.2)   (531.4)
                                                            --------  --------
   Net cash provided (used) by continuing operations.......    188.5     (74.9)
 Discontinued operations...................................    (25.3)    (23.0)
                                                            --------  --------
   Net cash provided (used) by operating activities........    163.2     (97.9)
                                                            --------  --------
Investing Activities
 Purchases of marketable securities........................   (161.7)    (33.8)
 Maturities of marketable securities.......................    157.0     109.3
 Property acquisitions.....................................   (106.1)   (140.7)
 Properties sold...........................................      8.5      17.5
 Acquisitions of businesses, less cash and short-term
  investments acquired.....................................   (123.7)   (275.3)
 Other.....................................................   (153.3)   (183.9)
                                                            --------  --------
   Net cash used by investing activities...................   (379.3)   (506.9)
                                                            --------  --------
Financing Activities
 Proceeds from issuance of debt............................    772.3     948.4
 Repayment of debt.........................................   (564.7)   (275.0)
 Dividends paid on preferred securities of subsidiary
  trust....................................................     (7.5)     (7.5)
 Capital stock transactions
  Issuances................................................     24.8     149.9
  ESOP notes and guarantees................................     15.6       0.1
  Dividends paid...........................................    (50.6)    (59.4)
  Other....................................................     (2.7)     (1.7)
                                                            --------  --------
   Net cash provided by financing activities...............    187.2     754.8
                                                            --------  --------
Net Increase (Decrease) in Cash and Cash Equivalents.......    (28.9)    150.0
                                                            --------  --------
Cash and Cash Equivalents at beginning of period...........    233.7     564.4
                                                            --------  --------
Cash and Cash Equivalents at end of period................. $  204.8  $  714.4
                                                            ========  ========

                              See Financial Notes

                              McKESSON HBOC, INC.

                                FINANCIAL NOTES
                                  (unaudited)

1. Interim Financial Statements

   In the opinion of McKesson HBOC, Inc. (the "Company"), these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1999, the results of its operations for the three and nine months ended December 31, 1999 and 1998 and its cash flows for the nine months ended December 31, 1999 and 1998.

   The results of operations for the three and nine months ended December 31, 1999 and 1998 are not necessarily indicative of the results for the full years.

   These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's 1999 Consolidated Financial Statements which have previously been filed with the Securities and Exchange Commission (the "SEC").

2. Acquisitions and Divestitures

   On November 2, 1999, the Company completed the acquisition of Abaton.com, a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of approximately $8 million of employee stock incentives. Goodwill and other intangibles related to the acquisition of $101 million are being amortized on a straight-line basis over periods ranging from three to seven years. A charge of $1.5 million was recorded in the third quarter to write off the portion of the purchase price of Abaton.com allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation which utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date.

   On January 11, 2000, the Company announced it had signed a definitive agreement to sell its wholly-owned subsidiary, McKesson Water Products Company, (the "Water Products Business"), to Groupe DANONE for $1.1 billion in cash. The sale is contingent upon regulatory approval and is expected to be completed in the first calendar quarter of 2000. The net assets and results of operations of the Water Products Business have been reclassified as a discontinued operation. Prior year amounts have been restated.

   The net assets of discontinued operations at December 31, 1999 and March 31, 1999 were as follows:

                                                          December 31, March 31,
                                                              1999       1999
                                                          ------------ ---------
                                                              (in millions)
     Total assets........................................    $281.9     $243.7
     Total liabilities...................................     (53.8)     (64.3)
                                                             ------     ------
     Net assets..........................................    $228.1     $179.4
                                                             ======     ======

   Assets of discontinued operations consist primarily of receivables, inventory, property, plant and equipment and goodwill of the Water Products Business. Liabilities of discontinued operations consist primarily of accounts payable and other accrued liabilities of the Water Products Business.

                              McKESSON HBOC, INC.

                                  (unaudited)


   The results of discontinued operations were as follows:

                                                             Nine Months Ended
                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
                                                               (in millions)
     Revenues............................................... $  307.6 $  267.2
                                                             ======== ========
     Income from discontinued operations before income
      taxes................................................. $   39.5 $   38.0
     Income taxes...........................................     16.1     14.6
                                                             -------- --------
     Income from discontinued operations.................... $   23.4 $   23.4
                                                             ======== ========

3. Marketable Securities

   The December 31, 1999 marketable securities balance includes $19.8 million held in trust as exchange property for the Company's $32.4 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding.

4. Convertible Preferred Securities

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

                              McKESSON HBOC, INC.

                                  (unaudited)


5. Charges in Continuing Operations

   On January 12, 1999, McKesson Corporation ("McKesson") completed the acquisition of HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of McKesson common stock for all of the issued and outstanding common stock of HBOC. The transaction was accounted for as a pooling of interests. In April 1999, the Company discovered improper accounting practices at HBOC (see Financial Note 11). In July, the Audit Committee of the Company's Board of Directors completed an investigation into such matters (the "Investigation"), which resulted in the restatement of the Company's historical consolidated financial statements related to HBOC (pre-merger) in fiscal 1999, 1998, and 1997.

   In fiscal 2000, the Company incurred costs in connection with the investigation and the resulting restatement of the historical consolidated financial statements. In the quarter and nine months ended December 31, 1999, the Company recorded charges totaling $2.4 million and $17.4 million, respectively, for accounting and legal fees and other costs incurred in connection with the restatement of prior years' financial results and $0.7 million and $3.6 million, respectively, in acquisition-related costs. In addition, the Company recorded charges of $32.3 million for severance and other costs associated with former employees in the nine months ended December 31, 1999.

   In the quarter and nine months ended December 31, 1999, the Health Care Supply Management segment incurred charges for receivable reserves and asset impairments totaling $30.3 million related primarily to a prior year implementation of a contract system. This charge was partially offset by a $5.7 million net reduction in restructuring reserves for prior year plans (see Financial Note 6). Also, during the quarter and nine months, the Health Care Information Technology segment recorded gains totaling $263.2 million on the sale of equity investments and exchange of WebMD shares for Healtheon/WebMD shares, that was recognized upon the completion of the merger of the two companies in November 1999. These gains were offset, in part, by a charge of $68.5 million for a change in estimate of requirements for accounts receivable and customer reserves and $9.8 million of expense related to the donation of Healtheon/WebMD shares to the McKesson HBOC Foundation. In addition, $2.6 million of prior year reserves for acquisition-related activities were reversed due to a change in requirements.

   Prior year results include charges associated with acquisitions in the Health Care Supply Management and Health Care Information Technology segments of $26.5 million and $33.8 million, respectively, in the quarter and $100.2 million and $41.4 million, respectively, in the nine months ended December 31, 1998. These charges include transaction costs, employee benefit change in control provisions, employee severance, restructuring, integration and system installation costs associated with acquisition-related activities. The nine months ended December 31, 1998 also includes charges of $4.9 million for the terminated merger with AmeriSource Corporation.

6. Restructuring and Asset Impairments

   In fiscal 1999, the Company identified six pharmaceutical distribution centers and several smaller medical/surgical distribution centers in the Health Care Supply Management segment for closure, of which one pharmaceutical distribution center was shut down by fiscal year end. During the quarter ended December 31, 1999, management reassessed these plans, resulting in the decision to retain one of the six pharmaceutical distribution centers identified for closure in fiscal 1999 and to reduce the number of medical/surgical distribution center closures. Also during the quarter, the Company announced and completed the closure of one additional pharmaceutical distribution center. These changes resulted in the net reduction of $5.7 million in restructuring reserves.

   During the nine months ended December 31, 1999, the Company completed the closures of three pharmaceutical distribution centers, including the additional distribution center mentioned above. This resulted

                              McKESSON HBOC, INC.

                                  (unaudited)

in the termination of approximately 100 employees and the payment of $1.0 million in severance. In addition, the realignment of the sales organization was completed and certain back office functions were eliminated resulting in the termination of approximately 90 employees and the payment of $2.2 million in severance. Also, the Company completed the closures of two medical/surgical distribution centers and paid $0.8 million in severance to approximately 90 employees who were terminated in fiscal 1999 and 2000 related to the elimination of duplicate functions. The Company plans to continue the closure activities associated with the pharmaceutical distribution centers and other medical/surgical distribution centers throughout fiscal 2001. At December 31, 1999, assets associated with the restructuring plans, primarily distribution center buildings and improvements, totaled $10.4 million, net of asset valuation reserves. In the Health Care Information Technology segment, approximately 550 employees were terminated in fiscal 1999; $9.9 million of severance was paid in the nine month period ended December 31, 1999, to approximately 330 of the employees who were terminated in fiscal 1999. Agreements for certain employees of the Health Care Information Technology segment provide for payments through fiscal 2002.

   A reconciliation of the reserves for the restructuring plans from March 31, 1999 to December 31, 1999, by operating segment follows:

                                                                Health Care
                                    Health Care                 Information
                                 Supply Management              Technology
                         --------------------------------- ---------------------
                                      Asset    Other Exit-           Other Exit-
                         Severance Impairments   Related   Severance   Related   Total
                         --------- ----------- ----------- --------- ----------- ------
                                                 (in millions)
Balance, March 31,
 1999...................   $10.6     $ 35.0       $19.0      $12.2      $ 0.6    $ 77.4
Adjustments.............    (0.8)       1.7        (6.6)                           (5.7)
Severance amounts paid
 during the period......    (4.0)                             (9.9)               (13.9)
Asset dispositions......              (10.0)                                      (10.0)
Other costs paid during
 the period.............                           (2.0)                 (0.3)     (2.3)
                           -----     ------       -----      -----      -----    ------
Balance, December 31,
 1999...................   $ 5.8     $ 26.7       $10.4      $ 2.3      $ 0.3    $ 45.5
                           =====     ======       =====      =====      =====    ======

   The remaining balances at December 31, 1999 relate primarily to charges recorded in fiscal 1999, with the exception of $6.9 million of asset valuation reserves and $1.0 million of exit-related reserves associated with the fiscal 1997 plan. The reserves for other exit-related items consist of costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

7. Gain on Equity Investments

   As a result of the November 11, 1999 merger between Healtheon Corporation and WebMD, Inc., the Company received 4.5 million shares of Healtheon/WebMD common stock and 8.4 million warrants to purchase Healtheon/WebMD common stock in exchange for its shares and warrants of WebMD. The Company recorded the Healtheon/WebMD shares received at the November 11, 1999 closing market price and the warrants at fair value using the Black-Scholes valuation method. In December 1999, the Company sold 2.0 million Healtheon/WebMD common shares and donated 250,000 Healtheon/WebMD common shares to the McKesson HBOC Foundation. The fair value of the Company's remaining investment in Healtheon/WebMD common stock, which has been classified as a trading security under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," totaled $86.9 million at December 31, 1999, based on a closing price of $37 1/2. The Company sold its remaining Healtheon/WebMD common shares in January 2000. The fair value of the Company's warrants to purchase Healtheon/WebMD common stock, which have been classified as available-for-sale under SFAS 115 and included in other assets, was $75.5 million at December 31, 1999. The warrants have exercise prices ranging from $11.14 to $50.86 and

                              McKESSON HBOC, INC.

                                  (unaudited)

expire on September 1, 2004. As a result of the above transactions, during the quarter ended December 31, 1999, the Company recognized gains related to the investment in Healtheon/WebMD of $242.9 million, of which $74.5 million was realized. In addition, other equity investments were sold during the quarter ended December 31, 1999, which resulted in a gain of $20.3 million, and an expense of $9.8 million was recorded in selling, distribution, research and development and administrative expenses to reflect the donation of the Healtheon/WebMD shares to the McKesson HBOC Foundation.

8. Comprehensive Income

   Comprehensive income is defined as all changes in stockholders' equity from non-owner sources. As such, it includes net income and amounts arising from unrecognized pension costs, unrealized gains or losses on marketable securities classified as available for sale which are recorded directly to stockholders' equity and foreign currency translations. Total comprehensive income for the three and nine months ended December 31, 1999 and 1998 is as follows:

                                      Three Months Ended   Nine Months Ended
                                         December 31,        December 31,
                                      -------------------- ------------------
                                        1999       1998      1999      1998
                                      ---------  --------- --------  --------
                                                 (in millions)
   Net income........................ $   166.8  $   50.7  $  296.2  $  146.1
   Unrealized gain (loss) on
    marketable securities............     (10.0)       --      (9.9)      0.1
   Foreign currency translation
    adjustments......................      (1.6)     (2.3)     (3.1)     (5.3)
                                      ---------  --------  --------  --------
                                      $   155.2  $   48.4  $  283.2  $  140.9
                                      =========  ========  ========  ========

9. Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                              Three Months Ended
                                -----------------------------------------------
                                   December 31, 1999       December 31, 1998
                                ----------------------- -----------------------

                                Income Shares Per Share Income Shares Per Share
                                ------ ------ --------- ------ ------ ---------
                                    (in millions, except per share amounts)
Basic EPS
 Income from continuing
  operations................... $160.6 281.4    $0.57   $45.1  275.2    $0.16
                                                =====                   =====
Effect of Dilutive Securities
 Options to purchase common
  stock........................     --   1.9               --    8.7
 Trust convertible preferred
  securities...................    1.5   5.4              1.5    5.4
 Restricted stock..............     --   0.1               --    0.4
                                ------ -----            -----  -----
Diluted EPS
 Income available to common
  stockholders plus assumed
  conversions.................. $162.1 288.8    $0.56   $46.6  289.7    $0.16
                                ====== =====    =====   =====  =====    =====

                              McKESSON HBOC, INC.

                                  (unaudited)


                                               Nine Months Ended
                                -----------------------------------------------
                                   December 31, 1999       December 31, 1998
                                ----------------------- -----------------------
                                Income Shares Per Share Income Shares Per Share
                                ------ ------ --------- ------ ------ ---------
                                    (in millions, except per share amounts)
Basic EPS
 Income from continuing
  operations................... $272.8 281.1    $0.97   $122.7 274.1    $0.45
                                                =====                   =====
Effect of Dilutive Securities
 Options to purchase common
  stock........................     --   3.2                --   9.4
 Trust convertible preferred
  securities...................    4.6   5.4               4.6   5.4
 Restricted stock..............     --   0.1                --   0.4
                                ------ -----            ------ -----
Diluted EPS
 Income available to common
  stockholders plus assumed
  conversions.................. $277.4 289.8    $0.96   $127.3 289.3    $0.44
                                ====== =====    =====   ====== =====    =====

10. New Accounting Pronouncements

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

11. Litigation

   In its Annual Report on Form 10-K/A for fiscal year ended March 31, 1999 and its Form 10-Q filed November 15, 1999, the Company reported on numerous legal proceedings arising out of the Company's announcement on April 28, 1999 regarding accounting improprieties at HBOC.

   On November 2, 1999, the United States District Court for the Northern District of California issued an order consolidating fifty-three class actions alleging violations of the federal securities laws into one action entitled In re McKesson HBOC, Inc. Securities Litigation (the "Consolidated Action"). By order dated December 23, 1999, the court appointed the New York State Common Retirement Fund as Lead Plaintiff and designated two law firms as Lead Counsel. The court's order of December 23, 1999, also consolidated an individual action into the Consolidated Action. By stipulation, Lead Plaintiff has until February 25, 2000, to file a consolidated complaint, after which the Company will be required to respond. In addition, an action entitled Chang v. McKesson HBOC, Inc. et al., (No. C-99-5075 (CAL)), an action alleging violations of the Employee Retirement Income Security Act, was filed in the Northern District and has been coordinated with the Consolidated Action.

                              McKESSON HBOC, INC.

                                  (unaudited)


   In American Healthcare Fund II, L.P., et al, v. HBO & Company and McKesson HBOC, Inc. (No. 99-CV-1762) (Col. St. Ct.), the Company has filed a motion to dismiss and the plaintiffs have filed a motion for partial summary judgment, both of which are currently pending before the court.

   On December 9, 1999, an action entitled Adler v. McKesson HBOC, Inc. et al. (Ga. Sup. Ct. No. 99-C-7980-3) ("Adler") was filed in Georgia Superior Court for Gwinnett County. Plaintiff in Adler, a purported HBOC shareholder, asserts a claim for common law fraud arising out of McKesson HBOC's need to restate its financial statements. On February 8, 1999, the Company answered the complaint in Adler, filed a motion to stay the case in favor of the Consolidated Action, and filed a motion to dismiss or in the alternative to require that HBOC be added as a party.

   In Kelly v. McKesson HBOC, Inc., et al. (No. 99C-09-265 WCC) (Del. Supr. Ct.), the Company has filed a motion to dismiss and plaintiffs have filed a motion for partial summary judgment, both of which are pending before the court. In two other Delaware actions, Carroll v. McKesson HBOC, Inc., et al. (Del. Chancery Ct. No. 17454) and Kelly v. McKesson HBOC, Inc. et al. (Del. Chancery Ct. No. 17282 NC), plaintiffs have filed notices of dismissal without prejudice.

   As previously reported, the United States Attorney's Office for the Northern District of California and the San Francisco District Office of the SEC have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts for HBOC described in Financial Note 5. These investigations are ongoing.

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

   Except for the matters discussed above, there have not been any significant changes with respect to the litigation matters described in Financial Note 19 to the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999 and in Financial Note 10 to the Form 10-Q filed on November 15, 1999.

                              McKESSON HBOC, INC.

                         FINANCIAL NOTES--(Concluded)
                                  (unaudited)


12. Segment Information

   The Company's chief operating decision makers who determine the allocation of resources and evaluate the financial performance of the operating segments are the Co-Chief Executive Officers. In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is income before interest expense, corporate interest income, taxes on income and allocation of certain corporate revenues and expenses. During the third quarter, the Company added the new e-Health business segment following its acquisition of Abaton.com (see Financial Note
2). There have been no other changes in the segments reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Annual Report on Form 10-K/A, except for the reclassification of the Water Products segment as a discontinued operation (see Financial Note
2). Financial information relating to the Company's continuing operations reportable segments for the three and nine months ended December 31, 1999 and 1998, and as of December 31, 1999 and March 31, 1999, is presented below:

                                    Three Months Ended     Nine Months Ended
                                       December 31,          December 31,
                                    --------------------  --------------------
                                      1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
                                                 (in millions)
Revenues
  Health Care Supply Management.... $ 9,594.1  $ 7,897.8  $26,497.5  $20,555.5
  Health Care Information
   Technology......................     292.8      380.8      921.9    1,135.5
  e-Health.........................       0.2         --        0.2         --
  Corporate........................       3.8        8.9        9.5       29.0
                                    ---------  ---------  ---------  ---------
    Total.......................... $ 9,890.9  $ 8,287.5  $27,429.1  $21,720.0
                                    =========  =========  =========  =========
Operating profit
  Health Care Supply Management.... $   112.7  $   103.8  $   365.1  $   241.8
  Health Care Information
   Technology......................     213.8       13.3      299.8       73.9
  e-Health.........................      (6.4)        --       (6.4)        --
                                    ---------  ---------  ---------  ---------
    Total..........................     320.1      117.1      658.5      315.7
  Interest--net....................     (27.1)     (23.9)     (81.5)     (63.8)
  Corporate and other..............     (32.4)     (13.6)    (130.1)     (36.9)
                                    ---------  ---------  ---------  ---------
    Income from continuing
     operations before income taxes
     and dividends on preferred
     securities of subsidiary
     trust......................... $   260.6  $    79.6  $   446.9  $   215.0
                                    =========  =========  =========  =========

                                                         December 31, March 31,
                                                             1999       1999
                                                         ------------ ---------
                                                             (in millions)
Segment assets
  Health Care Supply Management.........................  $ 7,959.5   $6,889.7
  Health Care Information Technology....................    1,375.9    1,357.3
  e-Health..............................................      102.9         --
  Corporate (including net assets of discontinued
   operations)..........................................      767.6      773.0
                                                          ---------   --------
    Total...............................................  $10,205.9   $9,020.0
                                                          =========   ========

                              McKESSON HBOC, INC.

                               FINANCIAL REVIEW

Segment Results

   The revenues and operating profits of the Company by business segment are as follows:

                                                                              Nine Months Ended
                              Three Months Ended December 31,                    December 31,
                          ---------------------------------------    ----------------------------------
                             1999            1998          % Chg.      1999          1998        % Chg.
                          -----------     -----------     -------    ---------     ---------     ------
REVENUES                                                (dollars in millions)
Health Care Supply
 Management
 Pharmaceutical
  Distribution &
  Services
  U.S. Health Care(1)...  $   8,278.9     $   6,778.5         22.1   $22,751.4     $17,431.0      30.5
  International.........        610.6           489.1         24.8     1,713.8       1,483.7      15.5
                          -----------     -----------                ---------     ---------
  Total Pharmaceutical
   Distribution &
   Services.............      8,889.5         7,267.6         22.3    24,465.2      18,914.7      29.3
 Medical/Surgical
  Distribution &
  Services..............        704.6           630.2         11.8     2,032.3       1,640.8      23.9
                          -----------     -----------                ---------     ---------
  Total Health Care
   Supply Management....      9,594.1         7,897.8         21.5    26,497.5      20,555.5      28.9
                          -----------     -----------                ---------     ---------
Health Care Information
 Technology
 Software...............         53.6            79.9        (32.9)      153.4         238.5     (35.7)
 Services...............        217.7           248.7        (12.5)      699.3         728.9      (4.1)
 Hardware...............         21.5            52.2        (58.8)       69.2         168.1     (58.8)
                          -----------     -----------                ---------     ---------
  Total Health Care
   Information
   Technology...........        292.8           380.8        (23.1)      921.9       1,135.5     (18.8)
                          -----------     -----------                ---------     ---------
e-Health................          0.2              --                      0.2            --
Corporate...............          3.8             8.9                      9.5          29.0
                          -----------     -----------                ---------     ---------
Total...................  $   9,890.9     $   8,287.5         19.3   $27,429.1     $21,720.0      26.3
                          ===========     ===========                =========     =========
OPERATING PROFIT
Health Care Supply
 Management.............  $     112.7 (3) $     103.8 (7)            $   365.1 (3) $   241.8 (7)
Health Care Information
 Technology.............        213.8 (4)        13.3 (8)                299.8 (4)      73.9 (8)
e-Health................         (6.4)(5)          --                     (6.4)(5)        --
                          -----------     -----------                ---------     ---------
Total...................        320.1           117.1                    658.5         315.7
Interest--net(2)........        (27.1)          (23.9)                   (81.5)        (63.8)
Corporate and other.....        (32.4)(6)       (13.6)                  (130.1)(6)     (36.9)
                          -----------     -----------                ---------     ---------
Income from continuing
 operations before
 income taxes and
 dividends on preferred
 securities of
 subsidiary trust.......  $     260.6     $      79.6                $   446.9     $   215.0
                          ===========     ===========                =========     =========

-------
(1) Includes sales to customers' warehouses of $2,346.2 million and $2,206.0 million in the quarter and $6,647.3 million and $4,806.9 million in the nine months ended December 31, 1999 and 1998, respectively.
(2) Interest expense is shown net of corporate interest income.
(3) Includes charges of $30.3 million for receivable reserves and asset impairments related primarily to a prior year implementation of a contract system, partially offset by a $5.7 million net reduction in prior year restructuring reserves.
(4) Includes net gains totaling $256.0 million primarily on the sale of equity investments and a gain on the exchange of WebMD shares for Healtheon/WebMD shares that was recognized upon the completion of the merger of the two companies in November 1999, offset, in part, by a charge of $68.5 million for a change in estimate of requirements for accounts receivable and customer reserves.
(5) Includes a charge of $1.5 million for the write-off of purchased in-process technology associated with the November 1999 acquisition of Abaton.com.
(6) Includes accounting and legal fees and other costs totaling $2.4 million and $17.4 million incurred in the quarter and nine months ended
    December 31, 1999 in connection with the restatement of prior year financial results. Also includes $0.7 million and $3.6 million incurred in the quarter and nine months ended December 31, 1999 in acquisition-related costs. In addition, the nine months ended December 31, 1999 includes $32.3 million in severance and other costs associated with former employees.
(7) Includes charges of $26.5 million and $100.2 million in the quarter and nine months ended December 31, 1998 associated with acquisitions including transaction costs, employee benefit change in control provisions, restructuring, integration and system installation costs associated with acquisition-related activities. The nine months ended December 31, 1998 also includes charges of $4.9 million for the terminated merger transaction with AmeriSource Corporation.
(8) Includes charges associated with acquisitions of $33.8 million and $41.4 million in the quarter and nine months ended December 31, 1998 for transaction costs, severance and asset impairments.

                              McKESSON HBOC, INC.

 Factors Affecting Forward Looking Statements

   In addition to historical information, management's discussion and analysis includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by the use of forward looking words such as "believes", "expects", "anticipates", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or "anticipates", or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These include, but are not limited to the factors discussed under "Year 2000" and "Additional Factors That May Affect Future Results" of this "Financial Review."

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

 Overview of Results

   Net income for the third quarter increased to $166.8 million, $0.58 per diluted share, from $50.7 million, $0.18 per diluted share, in the prior year. For the nine month period, net income increased to $296.2 million, $1.04 per diluted share, compared to $146.1 million, $0.52 per diluted share, in the prior year.

   The results for the quarter and nine months ended December 31, 1999 include after-tax special items that increased net income by $100.1 million and $69.2 million, respectively. The special items consist predominantly of a net after-tax gain of $159.1 million from the exchange, sale and donation of certain Health Care Information Technology equity investments offset, in part, by charges in the Company's operating business segments and at Corporate. These charges totaled $59.0 million and $89.9 million after-tax in the quarter and nine months ended December 31, 1999 and relate primarily to charges for receivable-related reserves, asset impairments, severance and other costs associated with former employees and professional fees associated with the restatement of prior year financial results.

   The prior year's results include after-tax charges of $41.0 million in the quarter and $96.6 million in the nine months associated with completed and terminated acquisitions including transaction costs, employee benefit change in control provisions, employee severance, restructuring, integration and system installation costs.

   The effective income tax rate applicable to continuing operations for the nine months ended December 31, 1999 differed from the effective income tax rate for the comparable prior year period primarily due to certain nondeductible transaction expenses included in the prior year charges noted above.

Health Care Supply Management

   The Health Care Supply Management segment includes the operations of the Company's U.S. pharmaceutical distribution and services businesses, its international pharmaceutical operations (Canada and Mexico), and its medical/surgical distribution and services business. This segment accounted for 97% of consolidated revenues for the three and nine month periods ended December 31, 1999.

                              McKESSON HBOC, INC.

   Pharmaceutical Distribution & Services revenues increased by 22% to $8.9 billion in the quarter and 29% to $24.5 billion in the nine months, reflecting growth in the U.S. direct delivery business of 30% in the quarter and 28% in nine months, an increase in U.S. sales to customers' warehouses of 6% and 38%, respectively, and an increase in international revenues of 25% and 16%, respectively. Internal growth in the U.S. direct delivery business was 30% and 27% in the quarter and nine months, respectively.

   Medical/Surgical Distribution & Services revenues increased 12% to $704.6 million in the quarter and 24% to $2,032.3 million in the nine month period. Fiscal 2000 revenues included $111.5 million in the quarter and $310.1 million in the nine months from Red Line HealthCare which was acquired in a purchase transaction in November 1998. The internal growth rate in the Medical/Surgical Distribution & Services business was 4% in the quarter and 9% in the nine months.

   Health Care Supply Management operating profit increased $8.9 million to $112.7 million in the quarter and by $123.3 million to $365.1 million in the nine months. The quarter ended December 31, 1999 included $30.3 million in charges for receivable reserves and asset impairments related primarily to a prior year implementation of a contract system, partially offset by a $5.7 million reduction in prior year restructuring reserves. In addition, the quarter included $0.3 million in additional amortization expense resulting from a reduction in the goodwill life related to the prior year acquisition of MedManagement to 20 years from 40 years, effective October 1, 1999.

   The prior year's results included charges of $26.5 million in the quarter and $100.2 million in the nine month period, associated with acquisitions including transaction costs, employee benefit change in control provisions and restructuring, integration and system installation costs. The nine months ended December 31, 1998 also included charges of $4.9 million for the terminated merger transaction with AmeriSource Corporation. Excluding the effect of such charges, operating profit for the Health Care Supply Management segment increased by 5% and 12% in the third quarter and nine months, respectively. Operating profit as a percent of revenues (calculated excluding sales to customers' warehouses and the previously discussed charges) declined 40 basis points to 1.89% in the third quarter and 24 basis points to 1.96% in the nine months, compared to the respective prior year margins. The period-to-period comparisons were negatively affected by receivable-related charges, the continued competitive pressures that affected both new and renewed customer agreements and a shift in the pharmaceutical distribution mix to faster-growing customer segments. The receivable-related charges in the third quarter ended December 31, 1999 decreased the operating margin by 17 basis points.

Health Care Information Technology

   The Health Care Information Technology segment includes revenues from software sales, services business and hardware sales. This segment accounted for 3% of consolidated revenues for the quarter and nine month periods ended December 31, 1999.

   Management believes that the overall decline in revenues of 23% in the quarter and 19% in the nine month period reflects the continued general, industry-wide slowdown in sales of health care information technology software and hardware products resulting from delays in purchasing decisions that are attributed both to Year 2000 issues and general market conditions. Also contributing to the decline in the nine months ended December 31, 1999, was the disruption to this business caused by the completed Audit Committee Investigation (see Financial Note 5) and Health Care Information Technology senior management changes made during the current year.

   Operating profit increased by $200.5 million to $213.8 million in the quarter and by $225.9 million to $299.8 million in the nine months. The current year results included net gains totaling $256.0 million primarily from the sales and donation of equity investments and a gain on the exchange of the Company's WebMD shares

                              McKESSON HBOC, INC.

for Healtheon/WebMD shares that was recognized upon the completion of the merger of the two companies in November 1999. The gains were offset, in part, by a charge of $68.5 million for a change in estimate of requirements for receivable and customer reserves associated with resolving customer satisfaction issues relating to certain product installations. The operating profit margin, excluding the impact of the items discussed above, declined to 8.98% in the quarter ended December 31, 1999 compared to 12.37% for the prior year quarter, and increased to 12.18% in the nine month period ended December 31, 1999 compared to 10.15% in the prior year comparable period. The decline in the quarter is attributed to lower sales of software and services, and increased expenses to enhance customer support. The favorable comparison in the nine month period reflects a high level of bad debt provisions and other expense items in the prior year.

   Management is currently conducting an assessment of the entire Health Care Information Technology product portfolio, which it expects to complete in the fourth quarter ending March 31, 2000. Following the completion of this assessment, management expects to streamline its product offerings to eliminate redundancies, focus on current and anticipated customer needs and implement new technologies. As a result, the Company expects to record additional charges associated with impaired assets and related expenses in the fourth quarter.

   Management expects an increased level of contract negotiations and sales activity as the effects of Year 2000 issues diminish. However, management does not expect a meaningful rebound in software sales until late in the 2000 calendar year. Revenue may be augmented by the recognition of certain revenues previously reversed as a result of the Audit Committee Investigation and resulting restatement (see Financial Note 5).

e-Health

   The e-Health segment became a reportable segment in the current quarter following the completion of the Company's acquisition of Abaton.com in November 1999 (see Financial Note 2). Revenues for the e-Health segment were $0.2 million for the quarter. The e-Health segment incurred an operating loss of $6.4 million in the quarter, which included a $1.5 million charge for the write-off of purchased in-process technology associated with the acquisition of Abaton.com.

Other

   Corporate expense included pre-tax charges of $3.1 million and $53.3 million in the quarter and nine months ended December 31, 1999, respectively, consisting of professional fees incurred in connection with the previously discussed Audit Committee Investigation and resulting restatement of prior year financial statements, severance benefits and other costs associated with former employees and other acquisition-related costs. Corporate expense also reflects higher expenses for certain employee benefits (required to maintain a desired level of benefits to employees despite a decline in the stock price), affiliation costs incurred in the nine months, and transaction costs associated with the Company's committed receivables sales facility.

Discontinued Operations

   Income from discontinued operations was $23.4 million in the current year and prior year nine month periods respectively. These amounts represent the results from the Company's Water Products Business which was reclassified to discontinued operations in the current quarter as a result of the signing of a definitive agreement to sell the Water Products Business to Group DANONE for $1.1 billion in cash (see Financial Note 2).

 Liquidity and Capital Resources

   Cash and marketable securities available for sale were $400.2 million at December 31, 1999 and $261.9 million at March 31, 1999. The December 31, 1999 marketable securities balance includes $19.8 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures.

                              McKESSON HBOC, INC.

   Interest expense, net of corporate interest income, increased to $27.1 million in the third quarter and to $81.5 million in the nine month period compared to $23.9 million and $63.8 million in the prior year respective periods. The increases from the prior year reflect increased average working capital to support strong Health Care Supply Management growth, cash used for acquisitions and lower cash flows from the Health Care Information Technology segment.

   Stockholders' equity was $3.2 billion at December 31, 1999, and the net debt-to-capital ratio was 22% at both December 31, 1999 and March 31, 1999. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances.

   In October 1999, Duff & Phelps, an agency that rates the Company's debt, lowered the Company's senior debt rating to BBB+ from A-, and reaffirmed the Company's commercial paper rating of D-2. In December 1999, Standard & Poors lowered the Company's senior debt rating to BBB from BBB+ and reaffirmed the commercial paper rating of A-2. The Company's ratings from Moodys of Baa1 for senior debt and P-2 for commercial paper remain unchanged from those disclosed in the Company's 1999 Annual Report on Form 10-K. The Company's ratings from Standard & Poors and Moodys are on negative credit outlook and credit watch, respectively.

   Common shares outstanding increased to 281.7 million at December 31, 1999 from 280.6 million at March 31, 1999 due primarily to shares issued under employee benefit plans. Average diluted shares declined to 288.8 million in the third quarter of fiscal 2000 from 289.7 million in the comparable prior year period due to a lower effect of dilutive securities as a result of the stock price decline (see Financial Note 9).

YEAR 2000

   The "Year 2000 Issue" refers to the fact that some computer hardware, software and embedded firmware are designed to read and store dates using only the last two digits of the year. Such applications may fail or cause errors in the Year 2000.

   The Company incurred costs of approximately $16 million in the nine months ended December 31, 1999, and $14 million in fiscal 1999 for a total project cost of less than $40 million, associated with modifications to the Company's existing systems to make them Year 2000 ready, related testing and outside consulting.

   As of February 14, 2000, the Company has not incurred any significant business disruption as a result of the Year 2000 Issue. However, while no such occurrence has developed, problems due to the Year 2000 Issue, including those experienced by the Company's customers, suppliers and other third parties on which the Company relies, could arise in the future. The Company does not expect to incur significant additional costs related to the Year 2000 Issue; however, should such problems arise, the Company could incur additional costs.

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

   The Company will continue to monitor its own Year 2000 compliance and that of its customers, supplies and other third parties on which its relies.

                              McKESSON HBOC, INC.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

   The following additional factors may affect the Company's future results:

Adverse judgments regarding the restatement of the Company's historical financial statements may cause it to incur material losses.

   Subsequent to the Company's April 28, 1999 restatement announcement, and as of December 31, 1999, fifty-nine class action lawsuits, three derivative actions, and seven individual actions have been filed against the Company, and certain current or former officers and directors of the Company in federal and state courts (see Financial Note 11, "Litigation"). In addition, the United States Attorney's Office for the Northern District of California and the San Francisco District Office of the SEC have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts.

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

The ability of the Health Care Information Technology business to attract and retain customers due to challenges in integrating software products, technological advances and Year 2000 concerns may significantly reduce the Company's revenues.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   The Company believes there has been no material change in its exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in the Company's 1999 Annual Report on Form 10-K/A.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Financial Note 11 to the Company's unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   27 Financial Data Schedule

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the three months ended December 31, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McKESSON HBOC, INC.

Dated: February 14, 2000
                                          By /s/ Heidi E. Yodowitz
                                            -----------------------------------
                                                Heidi E. Yodowitz
                                                Senior Vice President and
                                                Controller
                                                and Acting Chief Financial
                                                Officer