Form 10-K
period 2000-03-31
MCKESSON HBOC INC
filed 2000-06-13
CIK 927653

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

  For the fiscal year ended March 31, 2000

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

            (Title of Each Class)                (Name of Each Exchange on Which Registered)
        Common Stock, $.01 par value                      New York Stock Exchange
                                                           Pacific Exchange, Inc.
       Preferred Stock Purchase Rights                    New York Stock Exchange
                                                           Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by nonaffiliates of the Registrant at June 1, 2000: $4,689,007,884

Number of shares of common stock outstanding at June 1, 2000: 284,182,296

                      Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on July 26, 2000 are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

     Item                                                                 Page
     ----                                                                 ----
                                    PART I

 1.  Business...........................................................    3
 2.  Properties.........................................................    9
 3.  Legal Proceedings..................................................   10
 4.  Submission of Matters to a Vote of Security Holders................   14
     Executive Officers of the Registrant...............................   15

                                    PART II

 5.  Market for the Registrant's Common Stock and Related Stockholder
     Matters............................................................   17
 6.  Selected Financial Data............................................   17
     Management's Discussion and Analysis of Financial Condition and
 7.  Results of Operations..............................................   17
 7A. Quantitative and Qualitative Disclosures About Market Risk.........   17
 8.  Financial Statements and Supplementary Data........................   17
     Changes in and Disagreements with Accountants on Accounting and
 9.  Financial Disclosure...............................................   17

                                   PART III

 10. Directors and Executive Officers of the Registrant.................   18
 11. Executive Compensation.............................................   18
 12. Security Ownership of Certain Beneficial Owners and Management.....   18
 13. Certain Relationships and Related Transactions.....................   18

                                    PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   18
     Signatures.........................................................   20

Item 1. Business

  (a) General Development of Business

  McKesson HBOC, Inc. ("McKessonHBOC," the "Company" or the "Registrant") is a leading health care services company in North America, providing supply management, software solutions, technological innovation and comprehensive services to the health care industry.

  The Company's mission is to advance the health of the health care system by advancing the success of our partners. The Company's strategic vision is to be the preferred provider of supply management, information solutions and services to the health care industry.

Recent Acquisitions and Dispositions

  McKessonHBOC has undertaken numerous strategic initiatives in recent years to further focus the Company on its core health care businesses and enhance its competitive position. These include the following significant acquisitions and dispositions:

 Health Care Supply Management Segment Acquisitions

  . In November 1998, the Company acquired RedLine HealthCare Corporation ("RedLine"), a distributor of medical supplies and services to the extended-care industry, including long-term homecare supply, for approximately $233 million in cash.

 Health Care Information Technology Segment Acquisitions

  . In January 1999, McKesson Corporation ("McKesson") completed the acquisition of HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of McKesson common stock for all of the issued and outstanding shares of common stock of HBOC. Each share of HBOC common stock was exchanged for 0.37 of a share of McKesson common stock (the "Exchange Ratio"). McKesson was renamed McKesson HBOC, Inc. The transaction was structured as a tax-free reorganization and was accounted for as a pooling of interests.

  . In December 1998, the Company acquired Access Health, Inc. ("Access"), a provider of clinically based care management programs and health care information services, for the equivalent, after application of the Exchange Ratio, of approximately 12.7 million shares of Company common stock.

  . In October 1998, the Company acquired IMNET Systems, Inc. ("IMNET"), a provider of electronic information and document management solutions for the health care industry, for the equivalent of approximately 3.6 million shares of Company common stock and 0.6 million Company stock options.

  . In December 1997, the Company acquired HPR Inc. ("HPR"), a provider of clinical information systems for the managed care industry, for the equivalent of approximately 6.8 million shares of Company common stock.

  . In June 1997, the Company acquired Enterprise Systems, Inc. ("ESi"), a developer of resource management solutions including materials management, operating room logistics, scheduling and financial management, for the equivalent of approximately 5.6 million shares of Company common stock.

  . In June 1997, the Company acquired AMISYS Managed Care Systems, Inc. ("AMISYS"), a provider of managed care information systems for the payor market, for the equivalent of approximately 4.0 million shares of Company common stock.

 e-Health Segment Acquisition

  . In November 1999, the Company acquired Abaton.com, a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of employee stock incentives.

Disposition

  . In February 2000, the Company disposed of its last non-health care business, its wholly-owned subsidiary McKesson Water Products Company, for approximately $1.1 billion in cash.

  (b) Financial Information About Industry Segments

  Financial information about the Company's business segments for the three years ended March 31, 2000 is included in Financial Note 17 to the consolidated financial statements, "Segments of Business," appearing on pages F-62 to F-64 of this Annual Report on Form 10-K.

  (c) Narrative Description of Business

  (1) Description of Segments of Business

  The Company is organized under three operating segments: Health Care Supply Management, Health Care Information Technology and e-Health. Within the United States and Canada, the Health Care Supply Management segment is a leading wholesale distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products principally to chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers. The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, information outsourcing and other services to health care organizations throughout the United States and certain foreign countries. The e-Health segment provides internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies.

  The Company generated annual sales of $36.7 billion, $30.0 billion, and $22.1 billion in fiscal years 2000, 1999, and 1998, respectively; approximately $35.5 billion, 97%, $28.5 billion, 95%, and $20.6 billion, 93%, respectively, in the Health Care Supply Management segment; approximately $1.2 billion, 3%, $1.5 billion, 5%, and $1.4 billion, 7%, respectively, in the Health Care Information Technology segment; and approximately $0.4 million in fiscal 2000, in the e-Health segment.

Health Care Supply Management

 Products and Markets

  Through its Health Care Supply Management segment, McKessonHBOC is a leading distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products in North America. The Company's Health Care Supply Management segment consists of the Pharmaceutical Group, the Medical Group, the Automation Group and the Pharmaceutical Partners Group (collectively, the "Supply Management Business").

  The Pharmaceutical Group supplies pharmaceuticals and health care related products to three primary customer segments: retail chains (pharmacies, food stores, and mass merchandisers), retail independent pharmacies and institutional providers (including hospitals, alternate-site providers, and integrated health networks) in all 50 states. These three customer categories represented approximately 42.4%, 25.5%, and 32.1%, respectively, of the Pharmaceutical Distribution Group's revenues in fiscal 2000. Operating under the trade names EconoMost(R) and EconoLink(R) and a number of related service marks, the Company promotes electronic order entry systems and a wide range of computerized merchandising and asset management services for pharmaceutical retailers and health care institutions. The Company has developed advanced marketing programs and information services for retail pharmacies. These initiatives include the Valu-Rite(R), Valu-Rite/CareMax(R) and Health Mart(R) retail networks, the OmniLink(R) centralized pharmacy technology platform, which offers retail network members connectivity with managed care organizations while promoting compliance with managed care plans, and .com pharmacy solutions(SM), a service initiative that allows independent pharmacies to set up their own websites for selling OTC products and prescription refills to their customers. The Company's nationwide network of distribution centers utilizes the Acumax(R) Plus warehouse management system which provides real-time inventory statistics and tracks products from the receiving dock to shipping through scanned bar code information and radio frequency signals with accuracy levels above 99% to help ensure that the right product arrives at the right time and place for both the Company's customers and their patients. The Company believes that its financial strength, purchasing leverage, affiliation networks, nationwide network of distribution centers, and advanced logistics and information technologies provide competitive advantages to its pharmaceutical distribution operations.

  The Medical Group offers a full range of medical-surgical supplies, equipment, logistics and related services across the continuum of health care providers: hospitals, physicians' offices, long-term care, and homecare. The Medical Group includes the operations of McKesson General Medical Corporation ("MGM"), RedLine, Hawk Medical Supply and MedPath. The Medical Group is the nation's third largest distributor of medical-surgical supplies to hospitals (acute care) and a leading supplier of medical-surgical supplies to the full-range of alternate-site health care facilities, including physicians and clinics (primary care), long-term care and homecare sites (extended care). The Medical Group's Red.e.NetSM site provides an advanced way of ordering medical-surgical products over the Internet and its Optipak program allows physicians to customize ordering of supplies according to individual surgical procedure preferences.

  The Automation Group manufactures and markets automated pharmacy systems and services to hospitals and retail pharmacies through its McKesson Automated Healthcare ("MAH") and McKesson Automated Prescription Systems ("APS") units. Key products of MAH include the ROBOT-Rx(TM) system, a robotic pharmacy dispensing and utilization tracking system that enables hospitals to lower pharmacy costs while significantly improving the accuracy of pharmaceutical dispensing, AcuDose-Rx(TM) unit-based cabinets which automate the storage, dispensing and tracking of commonly used drugs in patient areas, and AcuScan-Rx(TM) which records, automates, and streamlines drug administration and medication information requirements through bar code scanning at the patient's bedside. APS manufactures a wide range of pharmaceutical dispensing and productivity products including Baker Cells(TM) and Baker Cassettes(TM), modular units that provide pharmacists with quick and accurate counting capabilities combined with efficient space management; Autoscript(TM), a robotic pharmacy dispensing system that enables retail pharmacies to lower pharmacy costs through high volume dispensing while improving accuracy through the use of bar code technology; and Pharmacy 2000(TM), an interactive workstation system which combines software and automation to improve productivity throughout the pharmacy prescription sales process.

  The Pharmaceutical Partners Group combines the Company's pharmaceutical and biotechnology services in a single group that is focused on helping manufacturers meet their marketing goals. The Pharmaceutical Partners Group provides sales, marketing and other services to pharmaceutical manufacturers and biotechnology customers including distribution management and reimbursement services, services in support of clinical trials and biomedical research, direct mail and fulfillment services, decision support and data analysis, full service sales force automation, business analytics, and integrated contract sales and marketing support services.

  Also included in the Supply Management Business is Zee Medical, Inc., a distributor of first-aid products and safety supplies to industrial and commercial customers and Med Management, a leading pharmacy management, purchasing, consulting and information services company. International operations include Medis Health and Pharmaceutical Services, Inc. ("Medis"), a wholly-owned subsidiary and the largest pharmaceutical distributor in Canada; and the Company's 22% equity interest in Nadro, S.A. de C.V., a leading pharmaceutical distributor in Mexico.

 Intellectual Property

  The principal trademarks and service marks of the Health Care Supply Management segment are: ECONOMOST(R), ECONOLINK(R), VALU-RITE(R), Valu-Rite/CareMax(R), OmniLink(R), Health Mart(R), ROBOT-Rx(TM), AcuDose-Rx(TM), AcuScan(TM), Baker Cells(TM), Baker Cassettes(TM), Baker Universal(TM), Autoscript(TM), Pharmacy 2000(TM), coSource(R) and .com Pharmacy Solutions(SM). The Company also owns other registered and unregistered trademarks and service marks and similar rights used by the Health Care Supply Management segment.
All of the principal marks are registered in the United States or registration has been applied for with respect to such marks. The United States federal registrations of these trademarks and service marks have ten or twenty-year terms, depending on date of registration. All are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement claims. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Health Care Supply Management segment.

 Competition

  In every area of operations, the Company's distribution businesses face strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, and from manufacturers engaged in direct distribution. The Health Care Supply Management segment faces competition from various other service providers (including specialized business-to-business e-commerce service providers) and from pharmaceutical and other health care manufacturers (as well as other potential customers of the Health Care Supply Management segment) which may from time to time decide to develop, for their own internal needs, supply management capabilities which are provided by the Health Care Supply Management segment and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in the Health Care Supply Management segment.

Health Care Information Technology

 Products and Markets

  The Company's Health Care Information Technology segment provides patient care, clinical, financial, supply chain, managed care and strategic management software solutions for payors and providers in the health care industry. The segment also provides a full complement of network communications technologies, including wireless capabilities, as well as outsourcing services in which its staff manages and operates data centers, information systems, medical call centers, organizations and business offices of health care institutions of various sizes and structures. In addition, the segment offers a wide range of care management and electronic commerce services, including electronic medical claims and remittance advice services, and statement processing.

  The Health Care Information Technology segment markets its products and services to integrated delivery networks, hospitals, physicians' offices, home health providers, pharmacies, reference laboratories, managed care providers and payors. The segment also sells its products and services internationally through subsidiaries and/or distribution agreements in the United Kingdom, France, the Netherlands, Canada, Israel, Ireland, Saudi Arabia, Kuwait, Australia, New Zealand and Puerto Rico.

  The Health Care Information Technology segment's product portfolio is organized into nine components: acute-care or hospital information systems ("HIS"), infrastructure, community health management, clinical management, practice management, access management, resource management, enterprise management and payors.

  Hospital Information Systems. HIS applications automate the operation of individual departments and their respective functions within the in-patient environment. The Company's HIS systems include applications for patient care, laboratory, pharmacy, radiology, financial, supply chain and management decision-making.

  Infrastructure. Infrastructure components include local, wide area and value-added networks, wireless technology, electronic data interchange (EDI) capabilities, an interface manager and a data repository. Other infrastructure applications include document imaging as well as an enterprise master person index.

  Community Health Management. Community health management applications and services focus on managing the demand for health care services by predicting what care may be required, preventing illness and managing the care required as cost effectively as possible. Components of the Company's community health management strategy include care management services and medical call center management, data analysis to provide early identification of members with high-risk/high-cost diseases and health conditions, guidelines and standards to enable enterprises to improve care management processes, and computer telephony and Internet links to provide electronic connectivity between providers and consumers.

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

  Payors. Payor solutions support a full range of health insurance and managed care needs. Solutions include businesswide systems that automate all financial and administrative operations, as well as clinically intelligent solutions that monitor quality of care and support provider credentialing and profiling, claims audit, care management, utilization and financial-based analysis.

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

  Electronic Commerce Group. The Health Care Information Technology segment's e-commerce capabilities in EDI service include claims processing, eligibility verification and remittance advice as well as statement printing.

 Research and Development

  The Health Care Information Technology segment's product development effort applies computer technology and installation methodologies to specific information processing needs of hospitals. Management believes a substantial and sustained commitment to such research and development ("R&D") is important to the long-term success of the business.

  Investment in software development includes both R&D expense as well as capitalized software. The Health Care Information Technology segment expended $110.0 million (9.1% of revenue) for R&D activities during fiscal 2000, compared to $114.7 million (7.5% of revenue) and $112.5 million (7.9% of revenue) during 1999 and 1998, respectively. The Health Care Information Technology segment capitalized 31%, 31% and 26% of its R&D expenditures in 2000, 1999 and 1998, respectively.

  Information regarding R&D is included in Financial Note 1 to the consolidated financial statements, "Significant Accounting Policies," appearing on pages F-37 to F-39 of this Annual Report on Form 10-K.

 Intellectual Property

  The substantial majority of technical concepts and codes embodied in the Health Care Information Technology segment's computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to the Company. The principal trademarks and service marks of the Health Care Information Technology segment are:
AMISYS(R), ASK-A-NURSE(R), Connect 2000SM, Credentialer(R), CRMS(TM), Episode Profiler(R), HealthQuest(R), InterQual(R), Paragon(R), Patterns Profiler(TM), Pathways 2000(R), America's Source for Health Care Answers(R) and TRENDSTAR(R). The Company also owns other registered and unregistered trademarks and service marks and similar rights used by the Health Care Information Technology segment. All of the principal trademarks and service marks are registered in the United States, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement claims. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Health Care Information Technology segment.

 Competition

  The Company's Health Care Information Technology segment experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, hardware vendors and internet-based companies with technology applicable to the health care industry. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered.

e-Health

 Products and Markets

  e-Health sales and marketing efforts are directed at large physician practices and physician practice management organizations, integrated delivery systems, clinical laboratories, pharmacy benefit managers and health maintenance organizations. The e-Health segment offers a clinical suite of products consisting of browser-based software applications which may be purchased and used separately or collectively to automate internal and external clinical communications including: multi-laboratory order entry and result reporting, electronic prescribing within formulary and medical guidelines, and advanced task management and medical record documentation including web-based dictation, transcription and attestation, most of which are done via paper today.

 Intellectual Property

  The principal trademarks and service marks of the e-Health segment are:
Abaton.com(SM), ClinChart.com(SM), ClinRx.com(SM), ClinWorkflow.com(SM), ClinReports.com(SM), ClinLabs.com(SM) and Abaton.com Clinical Suite(SM). A utility patent application has been filed with the U.S. Patent and Trademark Office for the clinical transaction system. The Company has also registered the domain names for each of its product names.

 Competition

  The e-Health market is becoming increasingly competitive as health care entities recognize the need for fully integrated web-based solutions. Competitors include practice management vendors, traditional hospital information companies and internet-based companies with technology applicable to the health care industry.

  (2) Other Information About the Business

  Customers--The Company's recent strategy has been to build relationships with large customers that are achieving rapid growth. A significant portion of the Company's increase in sales has been to a limited number of these large customers. During the fiscal year ended March 31, 2000, sales to the Company's ten largest customers accounted for approximately 52% of the Company's revenues. Sales to the Company's largest customer, Rite Aid Corporation, represented approximately 15% of the Company's fiscal 2000 revenues.

  Environmental Legislation--The Company sold its chemical distribution operations in fiscal 1987. In connection with the disposition of those operations, the Company retained responsibility for certain environmental obligations and has entered into agreements with the Environmental Protection Agency and certain states pursuant to which it is or may be required to conduct environmental assessments and cleanups at several closed sites. These matters are described further in "Item 3. Legal Proceedings" on pages 10 to 14 of this report. Other than any capital expenditures which may be required in connection with those matters, the Company does not anticipate making substantial capital expenditures for environmental control facilities or to comply with environmental laws and regulations in the future. The amount of capital expenditures expended by the Company for environmental compliance was not material in fiscal 2000 and is not expected to be material in the next fiscal year.

  Employees--At March 31, 2000, the Company employed approximately 21,100 persons.

  (d) Financial Information About Foreign and Domestic Operations and Export
Sales

  Information as to foreign operations is included in Financial Note 17 to the consolidated financial statements "Segments of Business," appearing on pages F-62 to F-64 of this Annual Report on Form 10-K.

Item 2. Properties

  Because of the nature of the Company's principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis.

The Company considers its operating properties to be in satisfactory condition and adequate to meet its needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 12 to the consolidated financial statements, "Lease Obligations," appearing on page F-52 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

 I. Accounting Litigation

  Since the Company's announcements in April, May and July of 1999 that the Company determined certain software sales transactions in its Information Technology Business unit, formerly HBOC, were improperly recorded as revenue and reversed, and as of June 1, 2000, seventy-nine lawsuits have been filed in various state and federal courts throughout the nation against the Company, certain of its current or former officers or directors, and in some of the cases other defendants, including Bear Stearns & Co., Inc. and Arthur
Andersen LLP.

  A. Federal Actions

  Sixty-one of these actions have been filed in Federal Court (the "Federal Actions"). Of these, fifty-eight were filed in the U.S. District Court for the Northern District of California, one in the Northern District of Illinois (which has been voluntarily dismissed without prejudice), one in the Eastern District of Pennsylvania (which has been transferred to the Northern District of California), and one in the Western District of Louisiana.

  On November 2, 1999, the Honorable Ronald M. Whyte of the Northern District of California issued an order consolidating fifty-three of the Federal Actions into one action entitled In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the "Consolidated Action"). On December 22, 1999,
Judge Whyte appointed the New York State Common Retirement Fund as lead plaintiff ("Lead Plaintiff") and approved Lead Plaintiff's choice of counsel. Judge Whyte's December 22 order also consolidated another class action, Jacobs
v. McKesson HBOC, Inc. et al. (C-99-21192 RMW), into the Consolidated Action. By order dated February 7, 2000, Judge Whyte coordinated an action alleging ERISA claims, Chang v. McKesson HBOC, Inc., et al. (Case No. C-00-20030 RMW) and a derivative action, Cohen v. McCall et al. (Case No. C-99-20916 RMW) with the Consolidated Action.

  On February 25, 2000, Lead Plaintiff filed an Amended and Consolidated Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint names as defendants the Company, certain of its current or former officers or directors, Arthur Andersen LLP and Bear Stearns & Co., Inc. The Consolidated Complaint generally alleges that the defendants violated the federal securities laws in connection with the events leading to the Company's need to restate its financial statements. The Consolidated Complaint seeks (i) a declaration that the action is maintainable as a class action and that the Lead Plaintiff is a proper class representative, (ii) unspecified compensatory damages, (iii) costs and expenses of suit including reasonable attorneys' fees, and (iv) any other relief deemed proper by the Court. On April 25, 2000, the Company filed a motion to dismiss and/or to strike portions of the Consolidated Complaint. Lead Plaintiff has not yet filed a written opposition to the Company's motion to dismiss, which is scheduled to be heard by the Court on September 15, 2000. Under the Private Securities Litigation Reform Act of 1995, all discovery is stayed in the Consolidated Action during the pendency of this motion.

  On April 27, 2000, Lead Plaintiff in the Consolidated Action filed a purported class action complaint against HBOC in the U.S. District Court for the Northern District of California (Case No. C-99-00 20472 PVT). The complaint incorporates by reference the allegations and causes of action set out in the Consolidated Complaint, and seeks to hold HBOC directly liable for the wrongful conduct alleged in the complaint in the event the Court determines that the Company is not the successor in interest to HBOC. No response has yet been filed to the complaint.

  Two other actions, Bea v. McKesson HBOC, Inc. et al. (Case No. C-00-20072
RMW), and Cater v. McKesson Corporation et al. (Case No. C-00-20327 RMW), have also been filed in the Northern District of California. By stipulation, Bea has been consolidated with the Consolidated Action and Cater has been stayed pending the resolution of the Company's motion to dismiss the Consolidated Complaint. One other action,

Baker v. McKesson HBOC, Inc. et al. (Case No. CV 00-0522) has been filed in the U.S. District Court for the Western District of Louisiana. The Company has moved to transfer Baker to the Northern District of California, or alternatively, to stay pending the outcome of the Consolidated Action. Finally, one additional action, Rosenberg v. McCall et al. (Case No. 1:99-CV-1447 JEC) was filed in the Northern District of Georgia and subsequently transferred to the Northern District of California, but that action names only two former officers and does not name the Company.

  B. State Actions

  Eighteen actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the "State Actions"). Like the Consolidated Action, the State Actions generally allege misconduct by the defendants in connection with the events leading to the Company's need to restate its financial statements. Two of the State Actions are derivative actions: Ash, et al. v. McCall, et al. (Del C.A. No. 17132) filed in the Delaware Chancery Court, and Mitchell v. McCall et al. (Case. No. 304415) filed in California Superior Court, City and County of San Francisco. The Company has moved to dismiss both of these actions.

  Five of the State Actions are class actions. Three of these were filed in Delaware Chancery Court: Derdiger v. Tallman et al. (Case No. 17276), Carroll
v. McKesson HBOC, Inc. (Case No. 17454), and Kelly v. McKesson HBOC, Inc., et. al. (Case No. 17282-NC); and two were filed in Delaware Superior Court:
Edmondson v. McKesson HBOC, Inc. (Case No. 99-951) and Caravetta v. McKesson HBOC, Inc. (Case No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. The Company has removed Edmondson to Federal Court in Delaware, and plaintiffs filed a motion to remand, which is pending. The Company has moved to stay Derdiger, and has moved to dismiss the Caravetta complaint.

  Eleven of the State Actions are individual actions which have been filed in various state courts. Four of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al. (Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269), and Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747). The Court has sustained the Company's demurrer to the Yurick action without leave to amend with respect to all causes of action except the claims for common law fraud and negligent misrepresentation. The Court sustained the Company's demurrer to these causes of action with leave to amend. The Court has also stayed Yurick pending the commencement of discovery in the Consolidated Action. By stipulation of the parties and order of the Court, all proceedings other than motions to test the sufficiency of the complaint in Oregon have been stayed pending the commencement of discovery in the Consolidated Action. The Company has moved to dismiss the amended complaint in Oregon, and has until June 20, 2000 to respond to the complaints in Utah and Minnesota. Three actions have been filed in Georgia State Court:
Moulton v. McKesson HBOC, Inc. (Case No. 98-13176-9), Powell v. McKesson HBOC, Inc. e. al. (Case No. 1999-CV-15443), and Adler v. McKesson HBOC, Inc. et al. (Case No. 99-C-7980-3). The Company has answered the Moulton and Adler complaints, and Powell has been dismissed without prejudice. One action has been filed in Delaware Superior Court, Kelly v. McKesson HBOC, Inc. et al. (Case No. 99C-09-265 WCC), one in the Pennsylvania Court of Common Pleas, Chester County, Grant v. McKesson HBOC, Inc. (Case No. 99-03978), one in Colorado District Court, Boulder County, American Healthcare Fund II v. HBO & Company et al. (Case No. 00-CV-1762), and one in Louisiana State Court, Rapides Parish, Baker v. McKesson HBOC, Inc. et al. (Case No. CV-199018-A). The Company has moved to dismiss the complaints in Kelly, Grant and American Healthcare Fund II, and has removed Baker to Federal Court in Louisiana.

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

 II. Other Litigation and Claims:

  In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company's business. These include:

  A. Antitrust Matters

  The Company currently is a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases have been coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of a consolidated class action (the "Federal Class Action") as well as approximately 109 additional actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the "Individual Actions"). There are numerous other defendants in these actions including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail order pharmacies, managed care organizations and other institutional buyers. On January 19, 1999, the District Court entered its written opinion and judgment granting defendants' motion for a judgment as a matter of law. On July 13, 1999, the Seventh Circuit affirmed the District Court's judgment as to the dismissal of the claims against the wholesalers. The Individual Actions, which are still pending in the Northern District of Illinois for pre-trial purposes, will be remanded to their original transferor jurisdictions for trial. The wholesalers' motion for partial summary judgment that they should not be liable for any damages resulting from drugs sold prior to four years from the October 1997 amended complaints in those cases was granted. Most of the individual cases brought by chain stores have been settled.

  The currently pending state court antitrust cases against the Company are in California, Mississippi and Tennessee. The state cases are based essentially on the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case in California (referred to as Coordinated Special Proceeding, Pharmaceutical Cases, I, II & III) is pending in Superior Court for the State of California, City and County of San Francisco. A class of retail pharmacies has been certified and the case is trailing MDL 997. The case in Mississippi (Montgomery Drug Co., et al. v. The Upjohn Co., et al.) is pending in the Chancery Court of Prentiss County, Mississippi. The Chancery Court has held that the case may not be maintained as a class action. The Tennessee case, filed in Knoxville, is a class action on behalf of consumers who purchased brand-name drugs from retail stores in fourteen states. The claims, brought under Tennessee law, allege deceptive trade practices, conspiracy to fix prices, price discrimination and fraudulent concealment. On July 6, 1998, the court conditionally certified the case as a multi-state class action. A motion to dismiss the complaint is pending on the grounds, among others, that (i) plaintiff class members are indirect purchasers and are not entitled to bring an action against the wholesalers and manufacturers, and (ii) the state antitrust statutes on which the class relied do not apply to interstate commerce. A motion is also pending for permission to file an interlocutory appeal from the order denying defendants' motion to vacate the order granting conditional class certification.

  In each of the cases, plaintiffs seek remedies in the form of injunctive relief and unquantified monetary damages, attorneys' fees and costs. Plaintiffs in the California cases also seek restitution. In addition, treble damages are sought in the Federal Class Action, the Individual Actions, the California case and the Tennessee case and statutory penalties of $500 per violation are sought in the Mississippi case. The Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

  B. FoxMeyer Litigation

  In January 1997, the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson, et al. filed in the District Court in Dallas County, Texas ("the Texas Action"). Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation, collectively "FoxMeyer Corporation") alleges that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of at least $400 million, punitive damages, attorneys' fees and costs. The Company answered the complaint, denying the allegations and removed the case to federal bankruptcy court in Dallas.

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

  In November 1998, the Delaware court granted the Company's motion for summary judgment as to the first three counts asserted in the Texas Action on the ground of judicial estoppel. The Company filed a renewed motion of summary judgment on the four remaining counts of Avatex's complaint in the Texas Action which was denied without prejudice by the Delaware court on August 9, 1999. In addition, the Company filed cross-claims against the Trustee and debtors seeking the same relief as sought in the Company's complaint against Avatex. Based on the order granting summary judgment as to the first three counts, the Texas bankruptcy court dismissed those counts with prejudice and ordered the Texas Action remanded to state court. On November 30, 1998, the Company and the other Defendants filed a notice of appeal to the District Court from the remand ruling as well as the August 1997 ruling denying defendants' motion to transfer the Texas Action to Delaware. In addition, the Company has filed a counter-claim and cross-claim against Avatex and Messrs. Estrin, Butler and Massman in the Texas Action, asserting various claims of misrepresentation and breach of contract. The District Court upheld the remand order and denied as moot the appeal from the denying transfer. A cross-appeal by Avatex from the order dismissing the three counts with prejudice is still pending. The Company and several of the other defendants appealed to the Court of Appeals the ruling upholding the order denying transfer but subsequently moved to dismiss the appeal with prejudice, which motion was granted and the appeal was dismissed on October 4, 1999. As a result, the Texas Action is now pending in Texas state court, and the parties presently are engaged in discovery on the merits of the various claims asserted in the Texas Action.

  C. Product Liability Litigation

  The Company has been named as a defendant, or has received from customers tenders of defense, in twenty-nine pending cases alleging injury due to the diet drug combination of fenfluramine or dexfenfluramine and phentermine. All of the cases are pending in the state courts of California, Idaho, Missouri, Nevada and Nebraska. The Company has tendered the cases to the manufacturers of the drugs and is currently defending the cases pending resolution of its negotiations with the manufacturers.

  Certain subsidiaries of the Company (i.e. MGM and RedLine, collectively the "Subsidiaries") are defendants in approximately fifty cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including the Subsidiaries. Efforts to resolve tenders of defense to their suppliers are continuing. The Subsidiaries' insurers are providing coverage for these cases, subject to the applicable deductibles.

  There are five remaining state court class actions in New York, Oklahoma, Pennsylvania, South Carolina and Texas filed against MGM on behalf of all health care workers in those states who suffered accidental needle sticks that exposed them to potentially contaminated bodily fluids, arising from MGM's distribution of allegedly defective syringes. MGM's suppliers of the syringes are also named defendants in these actions. The tender of these cases has been accepted by the two major suppliers. By this acceptance, these suppliers are paying for separate distributors' counsel and have agreed to fully indemnify the Company for any judgments in these cases arising from its distribution of their products.

  D. Environmental Matters

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

  The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $17 million, net of approximately $3.5 million which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $17 million is expected to be paid out between April 2000 and March 2029 and is included in the Company's recorded environmental liabilities at March 31, 2000.

  In addition, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law or its state law equivalent) for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 18 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 18 PRP sites is approximately $2 million. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant. The $2 million is included in the Company's recorded environmental liabilities at March 31, 2000.

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

  Except as specifically stated above with respect to the litigation matters arising from the Company's restatement of previously reported amounts for the Information Technology Business unit (section I, above), management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed in this Item 3 will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2000.

                     Executive Officers of the Registrant

  The following table sets forth information regarding the executive officers of the Company, including their principal occupations during the past five years. The number of years of service with the Company includes service with predecessor companies (including McKesson).

  There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

                                             Position with Registrant and Business
 Name                               Age                   Experience
 ----                               ---      -------------------------------------
 John H. Hammergren...............   41 Co-President and Co-Chief Executive Officer
                                        and a director since July 1999. Formerly
                                        Executive Vice President, President and Chief
                                        Executive Officer of the Supply Management
                                        Business (January-July 1999); Group President,
                                        McKesson Health Systems Group (1997-1999) and
                                        Vice President of the Company since 1996.
                                        President, Medical/Surgical Division, Kendall
                                        Healthcare Products Company (1993-1996).
                                        Service with the Company--4 years.

 David L. Mahoney.................   46 Co-President and Co-Chief Executive Officer
                                        and a director since July 1999. Executive Vice
                                        President, President and Chief Executive
                                        Officer, Pharmaceutical Services Business
                                        (January-July 1999); Group President,
                                        Pharmaceutical Services and International
                                        Group (1997-1999); Vice President and
                                        President, Pharmaceutical and Retail Services
                                        (1996-1997); Vice President and President,
                                        Pharmaceutical Services Group (December 1995-
                                        August 1996); President, Health Care Delivery
                                        Systems, Inc., subsidiary (1994-1995). Service
                                        with the Company--10 years.

 William R. Graber................   57 Senior Vice President and Chief Financial
                                        Officer since February 22, 2000. Vice
                                        President and Chief Financial Officer, The
                                        Mead Corporation (1993-1999). Service with the
                                        Company--3 months.

 Heidi E. Yodowitz................   46 Senior Vice President since January 1999 and
                                        Controller since 1996. Acting Chief Financial
                                        Officer (June 1999- February 2000); Staff Vice
                                        President, Planning & Analysis (1995-1996);
                                        Assistant Controller (1990-1994). Service with
                                        the Company--10 years.

 Paul C. Julian...................   44 Senior Vice President since August 1999, and
                                        President of Supply Management Business since
                                        March 2000; Group President, McKesson General
                                        Medical (1997- February, 2000); Executive Vice
                                        President McKesson Health Systems (1996-1997);
                                        Group Vice President, Corporate Officer of
                                        Owens & Minor. (1994-1996). Service with the
                                        Company--4 years.

                                             Position with Registrant and Business
 Name                               Age                   Experience
 ----                               ---      -------------------------------------
 Graham O. King...................   60 Senior Vice President and President,
                                        Information Technology Business since October
                                        1999. Group President, Outsourcing Services of
                                        HBOC (1998-1999); Chairman and Chief Executive
                                        Officer of U.S. Servis (1994-1998). Service
                                        with the Company--1 year, 6 months.

 Ivan D. Meyerson.................   55 Corporate Secretary since April 1, 1999, and
                                        Senior Vice President and General Counsel
                                        since January 1999; Vice President and General
                                        Counsel (1987-January 1999). Service with the
                                        Company--22 years.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

  (a) Market Information

   The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter are included in Financial Note 19 to the consolidated financial statements, "Quarterly Financial Information (Unaudited)," appearing on pages F-71 to F-73 of this Annual Report on Form 10-K.

  (b) Holders

   The number of record holders of the Company's common stock at March 31, 2000 was approximately 17,000.

  (c) Dividends

   Dividend information is included in Financial Note 19 to the consolidated financial statements, "Quarterly Financial Information (Unaudited)," appearing on pages F-71 to F-73 to this Annual Report on Form 10-K.

Item 6. Selected Financial Data

   Selected financial data is presented in the Six-Year Highlights on pages F-2 to F-5 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's discussion and analysis of the Company's financial condition and results of operations is presented in the Financial Review on pages F-6 to F-28 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Information required by this item is included in the Financial Review on page F-23 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

   Financial Statements and Supplementary Data appear on pages F-32 to F-73 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to Directors of the Company is incorporated by reference from the Company's 2000 Proxy Statement (the "Proxy Statement"). Certain information relating to Executive Officers of the Company appears on pages 15 to 16 of this Annual Report on Form 10-K. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Proxy Statement.

Item 11. Executive Compensation

   Information with respect to this item is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information with respect to this item is incorporated herein by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a)Financial Statements, Financial Statement Schedule and Exhibits

                                                                          Page
                                                                          ----
     (1) Consolidated Financial Statements and Independent Auditors'
          Report:
          See "Index to Consolidated Financial Statements".............   F-1

     (2) Supplementary Consolidated Financial Statement Schedule--
          Valuation and Qualifying Accounts............................    21
          Financial statements and schedules not included have been
          omitted because of the absence of conditions under which they are required or because the required information, where
          material, is shown in the financial statements, financial
          notes or supplementary financial information.
     (3) Exhibits:
          Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to
          other filings are listed on the Exhibit Index................    22

  (b)Reports on Form 8-K

    The following reports on Form 8-K were filed during the three months ended March 31, 2000:

  1. Form 8-K
  Date of Report: January 25, 2000  Date Filed: January 25, 2000

    Item 5. Other Events

    The Registrant filed certain information regarding the Company's signing of a definitive Stock Purchase Agreement to sell all of the outstanding common stock of McKesson Water Products Company, a California Corporation and a wholly-owned subsidiary of the Registrant, for total consideration of approximately $1.1 billion in cash to Groupe Danone SA.

    Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

      (c)Exhibits

              99.1  Press Release issued by the Registrant on January 11,
                    2000.

  2.Form 8-K

    Date of Report: February 1, 2000  Date Filed: February 1, 2000

    Item 5. Other Events

    The Registrant filed certain information regarding the Company's signing of a definitive Stock Purchase Agreement to sell all of the outstanding common stock of McKesson Water Products Company, a California Corporation and a wholly-owned subsidiary of the Registrant, for total consideration of approximately $1.1 billion in cash to Groupe Danone SA. Pro forma financial information to reflect the classification of the net assets and results of operations of the McKesson Water Products Company as a discontinued operation was included as part of the filing. The Registrant's filing also included the Registrant's press release of January 25, 2000 announcing its financial results for the third fiscal quarter ended December 31, 1999.

    Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

      (c)Exhibits

              99.1 Stock Purchase Agreement, dated as of January 10, 2000, by and among McKesson HBOC, Inc., Danone International Brands, Inc. and Groupe Danone SA.

              99.2 Pro forma financial information of the Registrant.

              99.3 Press Release issued by the Registrant on January 25, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McKesson HBOC, Inc.

Dated: June 13, 2000
                                          By  /s/ William R. Graber
                                              ---------------------------------
                                              William R. Graber
                                              Senior Vice President and
                                              Chief Financial Officer

  Pursuant on behalf of the Registrant and to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

                   *
-------------------------------------
 John H. Hammergren
 Co-President and Co-Chief Executive
 Officer and Director
 (Principal Executive Officer)

                   *
-------------------------------------
 David L. Mahoney
 Co-President and Co-Chief Executive
 Officer and Director
 (Principal Executive Officer)

                   *
-------------------------------------
 William R. Graber
 Senior Vice President and Chief
 Financial Officer
 (Principal Financial Officer)

                   *
-------------------------------------
 Heidi E. Yodowitz
 Senior Vice President and Controller
 (Principal Accounting Officer)

                   *
-------------------------------------
 Alfred C. Eckert III, Director

                   *
-------------------------------------
 Tully M. Friedman, Director

                   *
-------------------------------------
 Alton F. Irby III, Director

                   *
-------------------------------------
 M. Christine Jacobs, Director

                   *
-------------------------------------
 Gerald E. Mayo, Director

                   *
-------------------------------------
 James V. Napier, Director

                   *
-------------------------------------
 David S. Pottruck, Director

                   *
-------------------------------------
 Carl E. Reichardt, Director

                   *
-------------------------------------
 Alan Seelenfreund, Chairman of the
 Board

                   *
-------------------------------------
 Jane E. Shaw, Director


 /s/ Ivan D. Meyerson
-------------------------------------
 Ivan D. Meyerson
 *Attorney-in-Fact

 Dated: June 13, 2000

                                                                     Schedule II

                              McKESSON HBOC, INC.
            SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
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
Amounts deducted from
 assets to which they
 apply:

Year Ended March 31,
 2000
  Allowances for
   doubtful accounts
   receivable...........    $140.4      $216.8(3)   $ --        $(120.7)     $236.5
  Other reserves........      40.8         0.5        --           (2.3)       39.0
                            ------      ------      -----       -------      ------
                            $181.2      $217.3      $ --        $(123.0)     $275.5
                            ======      ======      =====       =======      ======
Year Ended March 31,
 1999
  Allowances for
   doubtful accounts
   receivable...........    $ 54.0      $ 87.2(4)   $16.2       $ (17.0)     $140.4
  Other reserves........      29.8        11.1        --           (0.1)       40.8
                            ------      ------      -----       -------      ------
                            $ 83.8      $ 98.3      $16.2       $ (17.1)     $181.2
                            ======      ======      =====       =======      ======
Year Ended March 31,
 1998
  Allowances for
   doubtful accounts
   receivable...........    $ 37.7      $ 16.3      $ --        $   --       $ 54.0
  Other reserves........      22.8        20.1        --          (13.1)       29.8
                            ------      ------      -----       -------      ------
                            $ 60.5      $ 36.4      $ --        $ (13.1)     $ 83.8
                            ======      ======      =====       =======      ======

Notes:                                                       2000   1999  1998
------                                                      ------ ------ -----
(1) Deductions:
    Written off............................................ $120.4 $ 17.1 $12.9
    Credited to other accounts.............................    2.6    --    0.2
                                                            ------ ------ -----
  Total.................................................... $123.0 $ 17.1 $13.1
                                                            ====== ====== =====

(2) Amounts shown as deductions from:
    Current receivables.................................... $274.9 $180.6 $83.0
    Other assets...........................................    0.6    0.6   0.8
                                                            ------ ------ -----
  Total.................................................... $275.5 $181.2 $83.8
                                                            ====== ====== =====

(3) Includes charges of $68.5 million for a change in estimate of receivable reserve requirements and customer reserves, $72.6 million for customer settlements (forgiveness of accounts receivable, customer credits and refunds) associated with discontinued product lines and $7.7 million for uncollectible unbilled receivables in the Health Care Information
    Technology segment.

(4) Includes charges of $70.0 million for receivable reserves for the Health
    Care Information Technology segment related to exposures for bad debts, disputed amounts and customer allowances.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated as of October 17, 1998, by and among McKesson Corporation ("the Company"), McKesson Merger Sub, Inc.
         ("Merger Sub") and HBO & Company ("HBOC") (Exhibit 2.1(1)).

  2.2 Amendment Agreement to Agreement and Plan of Merger, dated as of November 9, 1998, by and among the Company, Merger Sub and HBOC
         (Exhibit 2.2 (1)).

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

  3.3    Amended and Restated By-Laws of the Company dated as of July 15, 1999
         (Exhibit 4.5 (5)).

  4.1    Rights Agreement dated as of October 21, 1994 between the Company and
         First Chicago Trust Company of New York, as Rights Agent (the "Rights
         Agreement") (Exhibit 4.1 (6)).

  4.2    Amendment No. 1 to the Rights Agreement dated as of October 19, 1998
         (Exhibit 99.1 (7)).

  4.3 Indenture, dated as of March 11, 1997, by and between the Company, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit
         4.4 (8)).

  4.4 Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, as Sponsor, The
         First National Bank of Chicago, as Institutional Trustee, First
         Chicago Delaware, Inc., as Delaware Trustee and William A. Armstrong,
         Ivan D. Meyerson and Nancy A. Miller, as Regular Trustees (Exhibit 4.2
         (9)).

  4.5 McKesson Corporation Preferred Securities Guarantee Agreement, dated as of February 20, 1997, between the Company, as Guarantor, and The
         First National Bank of Chicago, as Preferred Guarantor (Exhibit 4.7
         (10)).

  4.6 Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

 10.1 Employment Agreement, dated as of August 1, 1999, by and between the Company and the Chairman of the Board.

 10.2 Amended and Restated Employment Agreement, dated as of June 21, 1999, by and between the Company and John H. Hammergren, Co-President and Co-Chief Executive Officer.

 10.3 Amended and Restated Employment Agreement, dated as of March 26, 1999, by and between the Company and its former President and Chief
         Executive Officer (Exhibit 10.3 (15)).

 10.4 Form of Termination Agreement by and between the Company and certain designated Corporate Officers (Exhibit 10.23 (11)).

 10.5 McKesson HBOC, Inc. 1994 Stock Option and Restricted Stock Plan, as amended through January 27, 1999 (Exhibit 10.5 (14)).

 10.6 McKesson HBOC, Inc. 1997 Non-Employee Directors' Equity Compensation and Deferral Plan, as amended through January 27, 1999 (Exhibit 10.6
         (14)).


 Exhibit
 Number                                Description
 -------                               -----------
 10.7    McKesson HBOC, Inc. Supplemental PSIP (Exhibit 10.7 (14)).

 10.8 McKesson HBOC, Inc. Deferred Compensation Administration Plan, amended as of January 27, 1999 (Exhibit 10.8 (14)).

 10.9 McKesson HBOC, Inc. Deferred Compensation Administration Plan II, as amended effective January 27, 1999 (Exhibit 10.9 (14)).

 10.10 McKesson HBOC, Inc. 1994 Option Gain Deferral Plan, as amended effective January 27, 1999 (Exhibit 10.10 (14)).

 10.11 McKesson HBOC, Inc. Directors' Deferred Compensation Plan, as amended effective January 27, 1999 (Exhibit 10.11 (14)).

 10.12   McKesson HBOC, Inc. 1985 Executives' Elective Deferred Compensation
         Plan, amended as of January 27, 1999 (Exhibit 10.12 (14)).

 10.13 McKesson HBOC, Inc. Management Deferred Compensation Plan, amended as of January 27, 1999 (Exhibit 10.13 (14)).

 10.14 McKesson HBOC, Inc. 1984 Executive Benefit Retirement Plan, as amended through January 27, 1999 (Exhibit 10.14 (14)).

 10.15 McKesson HBOC, Inc. 1988 Executive Survivor Benefits Plan, as amended effective January 27, 1999 (Exhibit 10.15 (14)).

 10.16   McKesson HBOC, Inc. Executive Medical Plan Summary (Exhibit 10.16
         (14)).

 10.17 McKesson HBOC, Inc. Severance Policy for Executive Employees, as amended through January 27, 1999 (Exhibit 10.17 (14)).

 10.18   McKesson HBOC, Inc. Management Incentive Plan, as amended through
         January 27, 1999 (Exhibit 10.18 (14)).

 10.19   McKesson HBOC, Inc. Long-Term Incentive Plan, as amended through
         January 27, 1999 (Exhibit 10.19 (14)).

 10.20   McKesson HBOC, Inc. Stock Purchase Plan, as amended through January
         27, 1999 (Exhibit 10.20 (14)).

 10.21   McKesson HBOC, Inc. 1999 Executive Stock Purchase Plan (Exhibit 99.1
         (12)).

 10.22 Stock Purchase Agreement, dated as of January 10, 2000, by and among the Company, Danone International Brands, Inc. and Groupe Danone SA
         (Exhibit 99.1 (15)).

 10.23 Amendment No.1 to January 10, 2000 Stock Purchase Agreement, dated as of February 28, 2000.

 10.25   HBO & Company 1993 Stock Option Plan for Nonemployee Directors
         (Exhibit 4 (13)).

 10.26   Amendment and Restated Employment Agreement, dated as of June 21,
         1999, by and between the Company and David L. Mahoney, Co-President and Co-Chief Executive Officer.

 10.27   McKesson HBOC, Inc. 2000 Employee Stock Purchase Plan.

 10.28   Statement of Terms and Conditions Applicable to Certain Stock Options
         Granted on January 27, 1999 (Exhibit 10.28 (14)).

 10.29   Credit Agreement dated as of November 10, 1998 among the Company,
         Medis Health and Pharmaceutical Services Inc., Bank of America
         National Trust and Savings Association, as Agent, Bank of America
         Canada, as Canadian Administrative Agent, The Chase Manhattan Bank, as documentation agent, First Union National Bank, as documentation agent, The First National Bank of Chicago, as documentation agent, and the other financial institutions party thereto (Exhibit 10.29 (14)).

 10.30   Stock Option Agreement, dated October 17, 1998, between McKesson and
         HBOC (Exhibit 99.1 (1)).

 10.31   Stock Option Agreement, dated October 17, 1998, between HBOC and
         McKesson (Exhibit 99.2 (1)).


 Exhibit
 Number                                Description
 -------                               -----------
 10.32   Credit Agreement dated as of October 22, 1999 among the Company and the several financial institutions from time to time party to the
         Agreement ("Banks"), The Chase Manhattan Bank, First Union National
         Bank, Morgan Guaranty Trust Company as documentation agents for Banks and Bank of America N.A. as administrative agent for Banks.

 10.33   First Amendment to November 10, 1998 Credit Agreement, dated as of
         June 28, 1999.

 10.34   Second Amendment to November 10, 1998 Credit Agreement, dated as of
         December 1, 1999.

 10.35   Receivables Purchase Agreement dated as of June 25, 1999 among the
         Company, as servicer, CGSF Funding Corporation, as seller, Preferred
         Receivables Funding Corporation, Falcon Asset Securitization
         Corporation and Blue Ridge Asset Funding Corporation, as conduits, The
         First National Bank of Chicago and Wachovia Bank, N.A., as managing agents, the several financial institutions from time to time party to the Agreement, and The First National Bank of Chicago, as collateral agent.

 10.36 First Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of September 29, 1999.

 10.37 Second Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of December 6, 1999.

 10.38 Statement of Terms and Conditions Applicable to certain Stock Options granted on August 16, 1999.

 10.39   Statement of Terms and Conditions Applicable to certain Restricted
         Stock grants on January 31, 2000.

 10.40 Syndicated Revolving Promissory Note dated as of May 28, 1999 among the Company, Bank of America National Trust and Savings Association, as Agent, and the other noteholders' signatures to the Note, Banc of America LLC as Sole Lead Arranger.

 10.41 Employment Agreement, dated as of June 21, 1999 by and between the Company and its Senior Vice President, President, Information
         Technology Business.

 10.42 Employment Agreement, dated as of August 1, 1999 by and between the Company and its Senior Vice President, President, Supply Management
         Business.

 10.43 Employment Agreement, dated as of March 31, 1999 by and between the Company and its Senior Vice President, Group President, Retail and
         Customer Operations Group.

 21      List of Subsidiaries of the Company.

 23.1    Consent of Deloitte & Touche LLP.

 23.2    Consent of Arthur Andersen LLP.

 24      Power of Attorney.

 27.1    Financial Data Schedule.

 27.2    Financial Data Schedule.

 27.3    Financial Data Schedule.

--------
Footnotes to Exhibit Index:

  (1) Incorporated by reference to designated exhibit to Amendment No. 1 to McKesson's Form S-4 Registration Statement No. 333-67299 filed on
      November 27, 1998.

  (2) Incorporated by reference to designated exhibit to the Company's Current
      Report on Form 8-K dated January 14, 1999.

  (3) Incorporated by reference to designated exhibit to the Company's
      Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

  (4) Incorporated by reference to designated exhibit to the Company's Form S-8
      Registration Statement No. 333-70501 filed on January 12, 1999.

  (5) Incorporated by reference to designated exhibit to the Company's
      Quarterly Report on for 10-Q for the quarter ended June 30, 1999.

  (6) Incorporated by reference to designated exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10 filed on October 27, 1994.

  (7) Incorporated by reference to designated exhibit to the Company's
      Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

  (8) Incorporated by reference to designated exhibit to the Company's Annual
      Report on Form 10-K for the fiscal year ended March 31, 1997.

  (9) Incorporated by reference to designated exhibit to Amendment No. 1 to the Company's Form S-3 Registration Statement No. 333-26433 filed on June 18,
      1997.

 (10) Incorporated by reference to designated exhibit to the Company's Form S-3
      Registration Statement No. 333-26433 filed on May 2, 1997.

 (11) Incorporated by reference to designated exhibit to the Company's Annual
      Report on Form 10-K for the fiscal year ended March 31, 1995.

 (12) Incorporated by reference to designated exhibit to the Company's Form S-8
      Registration Statement No. 333-71917 filed on February 5, 1999.

 (13) Incorporated by reference to designated exhibit to HBOC's Form S-8
      Registration Statement No. 33-67300 filed on August 12, 1993.

 (14) Incorporated by reference to designated exhibit to the Company's Annual
      Report on Form 10-K for the fiscal year ended March 31, 1999.

 (15) Incorporated by reference to designated exhibit to the Company's Current
      Report on Form 8-K dated February 1, 2000.

                       CONSOLIDATED FINANCIAL INFORMATION

                                    CONTENTS

                                                                           Page
                                                                           ----
Six-Year Highlights.......................................................  F-2
Financial Review..........................................................  F-6
Consolidated Financial Statements
  Independent Auditors' Report............................................ F-30
  Report of Independent Public Accountants................................ F-31
  Statements of Consolidated Income for the years ended March 31, 2000,
   1999 and 1998.......................................................... F-32
  Consolidated Balance Sheets, March 31, 2000, 1999 and 1998.............. F-33
  Statements of Consolidated Stockholders' Equity for the years ended
   March 31, 2000, 1999 and 1998.......................................... F-34
  Statements of Consolidated Cash Flows for the years ended March 31,
   2000, 1999 and 1998.................................................... F-36
  Financial Notes......................................................... F-37

                              SIX-YEAR HIGHLIGHTS

                          CONSOLIDATED OPERATIONS(1)

                                                           Years Ended March 31
                            ---------------------------------------------------------------------------------
                              2000            1999         1998           1997(2)        1996         1995
                            ---------       ---------    ---------       ---------     ---------    ---------
                                              (dollars in millions except per share amounts)
Revenues..................  $36,734.2       $30,028.7    $22,105.7       $16,612.7     $13,520.1    $12,680.0
 Percent change...........       22.3%           35.8%        33.1%           22.9%          6.6%         9.6%
Gross profit(3)...........    2,322.4         2,399.2      2,158.6         1,479.5       1,141.3        920.2
 Percent of revenues......        6.3%            8.0%         9.8%            8.9%          8.4%         7.3%
Operating profit..........      580.1(4)        310.0(5)     579.8(6)        216.0(7)      158.1(8)     112.0(9)
 Percent of revenues......        1.6%            1.0%         2.6%            1.3%          1.2%         0.9%
Interest expense-net of
 corporate interest
 income...................      107.3            90.4         72.7            35.6           8.2         26.5
Income (loss) from
 continuing operations
 before income taxes......      313.1(4,10)     168.2(5)     459.3(6)        135.0(7)      112.3(8)    (30.2)(9,11)
Income taxes..............      122.3           101.4        177.9(12)        73.3          42.8         97.3(13)
Effective tax rate........       39.1%           60.3%        38.7%           54.3%         38.1%         --
Dividends on preferred
 securities of subsidiary
 trust, net of tax
 benefit..................        6.2             6.2          6.2             0.7           --           --
Income (loss) after taxes
 Continuing operations....      184.6(4,10)      60.6(5)     275.2(6,12)      61.0(7)       69.5(8)    (127.5)(9,11,13)
 Discontinued operations..      539.1(14)        24.3         29.4           151.1(15)      39.6        557.3(16)
Net income................      723.7            84.9        304.6           212.1         109.1        429.8
 Percent change...........      752.4%          (72.1)%       43.6%           94.4%        (74.6)%      164.8%
Average stockholders'
 equity...................    3,082.9         2,772.0      2,273.8         1,690.9       1,093.9        841.7
 Return on equity(17).....       23.5%            3.1%        13.4%           12.5%         10.0%        51.1%
Common dividends
 declared.................       67.5            84.9         62.0            52.1          45.5         57.2
Shares on Which Diluted
 Earnings Per Common Share
 Were Based Diluted.......      281.3           275.2        282.1           265.2         243.8        221.6
 Basic....................      281.3           275.2        266.2           253.9         239.5        221.6
Diluted earnings (loss)
 per common share(18)
 Continuing operations....  $    0.66       $    0.22    $    1.00       $    0.23     $    0.29    $   (0.58)
 Discontinued operations..       1.91            0.09         0.10            0.57          0.16         2.52
  Total...................       2.57            0.31         1.10            0.80          0.45         1.94

-------
 (1) All periods have been restated to classify the Water Products business as a discontinued operation. On February 29, 2000, the Company sold its Water Products business to Groupe Danone for approximately $1.1 billion in cash.
 (2) Includes the results of the FoxMeyer Corporation pharmaceutical distribution business ("FoxMeyer") from the acquisition date of November 8, 1996 and of MGM from the acquisition date of February 21, 1997.
 (3) Revenues less cost of sales; fiscal 2000, 1999 and 1995 include $0.8 million, $1.2 million and $35.9 million, respectively, of Health Care Supply Management segment charges for restructuring, asset impairments and other operating items representing 0.002%, 0.004% and 0.3% of 2000, 1999 and 1995 revenues, respectively.
 (4) Includes Health Care Information Technology segment charges for asset impairments, customer reserves and severance of $240.9 million primarily associated with product streamlining and reorganization and an additional charge of $68.5 million in this segment for a change in estimate of reserve requirements for accounts receivable and customer reserves. These charges are offset, in part, by net gains in the segment totaling $267.0 million primarily from the exchange and subsequent sale of equity investments. Also includes charges of $31.5 million for asset impairments and receivable reserves in the Health Care Supply Management segment related to a prior year implementation of a contract system, $2.9 million in severance and exit-related charges primarily associated with segment staff reductions and income of $6.6 million related to reductions in prior year restructuring reserves. Also includes a charge of $1.5 million for the e-Health segment's write-off of purchased in-process technology related to the Company's November 1999 acquisition of Abaton.com. These items represent 0.2% of revenues in the aggregate, $47.0 million after-tax.

 (5) Includes $180.3 million of Health Care Supply Management and $215.6 million of Health Care Information Technology segment charges for transaction costs, costs associated with employee benefits, primarily related to change of control provisions, employee severance, asset impairment write-downs, restructuring, integration and affiliation costs incurred, and system installation costs associated primarily with acquisitions, 1.3% of revenues in the aggregate, $285.8 million after-tax.
 (6) Includes $16.7 million of Health Care Supply Management segment charges for the terminated merger with AmeriSource Health Corporation ("AmeriSource") and $13.9 million in costs associated primarily with the integration and rationalization of acquisitions; and, $65.5 million of Health Care Information Technology segment charges related to the acquisitions of AMISYS Managed Care Systems, Inc., Enterprise Systems, Inc., HPR Inc. and National Health Enhancement Systems, Inc. and the merger of Access Health, Inc. and Informed Access Systems, Inc., 0.4% of revenues in the aggregate, $65.3 million after-tax.
 (7) Includes Health Care Supply Management segment charges of $91.8 million for restructuring, asset impairment and other operating items and $48.2 million for the write-off of purchased in-process technology related to the acquisition of Automated Healthcare, Inc., and, Health Care Information Technology segment charges of $81.5 million related to the acquisition of CyCare Systems, Inc., Management Software, Inc., and GMIS Inc. and the merger of Access Health, Inc. and Informed Access Systems Inc., 1.3% of revenues in the aggregate, $156.9 million after-tax.
 (8) Includes Health Care Information Technology segment charges of $116.4 million for asset write-offs, $19.0 million for acquisition-related severance and $4.6 million in product related write-offs, 1.0% of revenues in the aggregate, $84.2 million after-tax.
 (9) Includes $107.3 million of Health Care Supply Management segment charges for restructuring, asset impairments and other operating items and $13.7 million of Health Care Information Technology segment charges for acquisition-related activities and severance costs, 1.0% of revenues, in the aggregate, $72.5 million after-tax.
(10) In addition to items described in Note 4 above, includes Corporate and other charges of $55.8 million for accounting, legal and other costs incurred in connection with the Company's earlier restatement of prior years' financial results and resulting pending litigation, costs associated with former employees and other acquisition related costs. These items represent 0.2% of revenues in the aggregate, $33.4 million after-tax.
(11) In addition to the items described in Note 9 above, includes $74.3 million of Corporate expenses for compensation costs associated with the sale of the Company's pharmaceutical benefit management business ("PCS") to Eli Lilly and Company and charges for restructuring, asset impairment and other operating items representing 0.6% of revenues in the aggregate, $55.8 million after-tax.
(12) Includes a $4.6 million favorable tax adjustment.
(13) Includes $107.0 million of income tax expense related to the sale of PCS.
(14) Includes after-tax income from the Water Products business of $24.4 million, an after-tax charge of $1.2 million for increases in environmental reserves for sites associated with the discontinued chemical operations and a $515.9 million after-tax gain on sale of the Water Products business.
(15) Includes gain on sale of Armor All Products Corporation ("Armor All") of $120.2 million after-tax.
(16) Includes gain on sale of PCS of $576.7 million after-tax, write-down of the Company's investment in Millbrook Distribution Services, Inc. ("Millbrook") of $72.8 million after-tax, and $1.0 million of income after-tax from a donation of Armor All stock.
(17) Based on net income.
(18) Dilutive securities are excluded in the computation of diluted earnings per share in fiscal 2000, 1999 and 1995 due to their antidilutive effect.

                              SIX-YEAR HIGHLIGHTS

                      CONSOLIDATED FINANCIAL POSITION(1)

                                             Years Ended March 31
                         -----------------------------------------------------------
                           2000       1999      1998    1997(2)     1996      1995
                         ---------  --------  --------  --------  --------  --------
                               (dollars in millions except per share amounts)
Customer receivables.... $ 2,847.4  $2,290.0  $1,774.0  $1,452.6  $  786.2  $  861.3
 Days of sales(3).......      27.9      27.5      28.9      25.8      20.9      24.5
Inventories.............   4,149.3   3,522.5   2,603.1   2,271.1   1,327.8   1,088.4
 Days of sales(3).......      43.4      45.9      47.0      44.5      38.6      33.3
Drafts and accounts
 payable................   3,883.9   3,549.4   2,186.1   2,102.7   1,391.8   1,405.7
 Days of sales(3).......      40.6      46.3      39.5      41.2      40.5      43.0
Current assets..........   7,965.5   6,452.8   5,318.1   4,571.7   2,982.0   2,899.5
Current liabilities.....   5,121.8   4,744.8   3,083.8   3,031.9   1,902.0   1,783.4
Working capital.........   2,843.7   1,708.0   2,234.3   1,539.8   1,080.0   1,116.1
 Percent of
  revenues(3)...........       7.7%      5.7%     10.1%      7.6%      8.0%      8.8%
Property, plant and
 equipment-net..........     555.4     529.6     448.6     372.2     340.8     316.7
 Percent of
  revenues(3)...........       1.5%      1.8%      2.0%      1.8%      2.5%      2.5%
 Capital expenditures...     145.1     199.2     166.4      91.4      75.7      70.0
Total assets............  10,372.9   9,020.0   7,291.8   6,413.4   4,314.3   4,106.8
Total debt(4)...........   1,260.0   1,151.2   1,318.4   1,032.0     423.2     442.9
Convertible preferred
 securities.............     195.8     195.6     195.4     194.8       --        --
Stockholders' equity....   3,565.8   2,881.8   2,561.7   2,081.8   1,739.6   1,636.7
Capital employed(5).....   5,021.6   4,228.6   4,075.5   3,308.6   2,162.8   2,079.6
 Ratio of net debt to
  net capital
  employed(6)...........      14.8%     22.4%     18.8%     16.2%      --        --
Common shares
 outstanding at March
 31.....................     283.4     280.6     271.0     259.0     246.1     224.5
Dividends per common
 share(7)...............      0.24      0.44      0.50      0.50      0.50      0.67
Cash distribution from
 the sale of PCS per
 common share(8)........       --        --        --        --        --      38.00(8)
Book value per common
 share(9)...............     12.58     10.27      9.45      8.04      7.07      7.29
Market price
 High...................    69 1/4    96 1/4    61 3/4    34 1/8  27 13/16    54 5/8
 Low....................    18 1/4    52 1/4    31 1/2   20 9/16    18 5/8   15 1/16
 At year end............        21        66    57 3/4        32    25 5/8   20 3/16

--------
(1) All periods have been restated to classify the Water Products business as a discontinued operation. On February 29, 2000, the Company sold its Water Products business to Groupe Danone for approximately $1.1 billion in cash.
(2) Includes the results of FoxMeyer from the acquisition date of November 8, 1996 and of MGM from the acquisition date of February 21, 1997.
(3) Based on year-end balances and sales or cost of sales assuming major acquisitions occurred at beginning of year.
(4) Total debt includes all interest-bearing debt and capitalized lease obligations.
(5) Capital employed consists of total debt, convertible preferred securities of subsidiary trust and stockholders' equity.
(6) Ratio computed as net debt (total debt less cash and cash equivalents and marketable securities) to net capital employed (capital employed less cash and cash equivalents and marketable securities).
(7) Dividends per common share amounts do not reflect the effects of poolings of interest transactions.
(8) Received by stockholders directly from Eli Lilly and Company in connection with the sale of PCS.
(9) Stockholders' equity divided by year-end common shares outstanding.

                    SIX-YEAR HIGHLIGHTS--SUPPLEMENTAL DATA

                          CONSOLIDATED OPERATIONS(1)

                                          Years Ended March 31
                         ------------------------------------------------------
                           2000      1999      1998    1997(2)    1996    1995
                         --------  --------  --------  --------  ------  ------
                             (dollars in millions except per share amounts)
EBIT(3,8)............... $  420.4  $  258.6  $  532.0  $  170.6  $120.5  $ (3.7)
Percent of revenues.....      1.1%      0.9%      2.4%      1.0%    0.9%    --
EBIT(3,8) excluding
 unusual items(4).......    547.9     654.5     628.1     392.1   260.5   191.6
Percent of revenues.....      1.5%      2.2%      2.8%      2.4%    1.9%    1.5%
Amortization of
 intangibles............     55.5      41.0      34.7      24.1    19.9    11.9
EBITA(5,8)..............    475.9     299.6     566.7     194.7   140.4     8.2
Percent of revenues.....      1.3%      1.0%      2.6%      1.2%    1.0%    0.1%
EBITA(5,8) excluding
 unusual items(4).......    603.4     695.5     662.8     416.2   280.4   203.5
Percent of revenues.....      1.6%      2.3%      3.0%      2.5%    2.1%    1.6%
Average committed
 capital(6).............  3,420.2   3,026.8   2,230.7   1,520.3   831.3   882.8
Return on committed
 capital(7).............     15.4%     11.5%     27.8%     16.8%   26.6%    6.1%
Return on committed
 capital(7)
 excluding unusual
 items(4)...............     19.1%     24.9%     32.1%     31.8%   43.4%   39.8%

--------
(1) All periods have been restated to classify the Water Products business as a discontinued operation. On February 29, 2000, the Company sold its Water Products business to Groupe Danone for approximately $1.1 billion in cash.
(2) Includes the results of FoxMeyer from the acquisition date of November 8, 1996 and of MGM from the acquisition date of February 21, 1997.
(3) Income (loss) from continuing operations before interest expense-net of corporate interest income, taxes and dividends on preferred securities of subsidiary trust.
(4) Unusual items include those which management believes are either one-time occurrences and/or events which are not related to normal, on-going operations or represent charges that are in excess of normal/historical amounts. See Notes 3 to 11 on pages F-2 and F-3.
(5) Income (loss) from continuing operations before interest expense-net of corporate interest income, income taxes and amortization of intangibles.
(6) Capital employed less cash and cash equivalents, marketable securities and intangibles (including accounts associated with discontinued operations).
(7) Earnings (including income from discontinued operations) before interest expense-net of corporate interest income, income taxes and amortization of intangibles divided by average committed capital (capital employed less cash and cash equivalents, marketable securities and intangibles).
(8) EBITA and EBIT are not intended to represent cash flow from operations, or alternatives to net income, each as defined by generally accepted accounting principles. In addition, the measures of EBITA and EBIT presented herein may not be comparable to other similarly titled measures used by other companies. The Company believes that EBITA and EBIT are standard measures commonly reported and widely used by analysts, investors and other interested parties operating in the Company's industries. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in similar industries.

                              McKESSON HBOC, INC.

                               FINANCIAL REVIEW

GENERAL

  Management's discussion and analysis, referred to as the Financial Review, is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of McKesson HBOC, Inc. ("McKesson HBOC" or the "Company"), together with its subsidiaries. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying Financial Notes.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

  In addition to historical information, management's discussion and analysis includes certain forward--looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by use of forward-looking words such as "believes", "expects", "anticipates", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or "anticipates", or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These include, but are not limited to the factors discussed under "Additional Factors That May Affect Future Results" of this "Financial Review."

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

BUSINESS SEGMENTS

  The Company conducts its operations through three operating business segments: Health Care Supply Management, Health Care Information Technology and e-Health. The Health Care Supply Management segment includes the Company's U.S. pharmaceutical, health care products and medical-surgical supplies distribution businesses. U.S. Health Care Supply Management operations also include marketing and other support services to pharmaceutical manufacturers, the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacists, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. In addition, Health Care Supply Management includes the Company's international distribution operations (including operations in Canada and an equity interest in a Mexican distribution business). The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to health care organizations throughout the U.S. and certain foreign countries. The e-Health segment includes the Abaton.com business which was acquired in fiscal 2000 (see Acquisitions). This business is engaged in providing internet-based clinical applications for physician office environments.

Acquisitions

 Fiscal Year 2000 Acquisitions

  In November 1999, the Company acquired Abaton.com, a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of approximately $8 million of employee stock incentives.

                              McKESSON HBOC, INC.

Goodwill and other intangibles related to the acquisition of $101 million are being amortized on a straight-line basis over periods ranging from three to seven years. A charge of $1.5 million was recorded to write off the portion of the purchase price of Abaton.com allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation which utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date.

  In fiscal 2000, the Company also made several smaller acquisitions and investments in the Health Care Supply Management and Health Care Information Technology segments.

 Fiscal Year 1999 Acquisitions

  On January 12, 1999, McKesson Corporation ("McKesson"), completed the acquisition of HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of McKesson common stock for all of the issued and outstanding shares of common stock of HBOC (the "HBOC Transaction"). Each share of HBOC common stock was exchanged for 0.37 of a share of McKesson common stock (the "Exchange Ratio"). McKesson was renamed McKesson HBOC, Inc. The transaction was structured as a tax-free reorganization and was accounted for as a pooling of interests.

  In addition to the HBOC Transaction, the Company completed several acquisitions in fiscal 1999 in the Health Care Supply Management and Health Care Information Technology segments that were accounted for under the pooling of interests method as follows:

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

  In October 1998, the Company acquired US Servis, Inc., a professional management company that provides outsourcing services for physician delivery systems and hospital business offices, for the equivalent, after application of the Exchange Ratio, of approximately 700,000 shares of Company common stock.

  Also in October 1998, the Company completed the acquisition of IMNET Systems, Inc., a provider of electronic information and document management solutions for the health care industry, for the equivalent of approximately
3.6 million shares of Company common stock and 0.6 million Company stock options.

  In December 1998, the Company acquired Access Health, Inc., a provider of clinically based care management programs and health care information services, for the equivalent of approximately 12.7 million shares of Company common stock

  In fiscal 1999, the Company completed the acquisitions of the following companies in its Health Care Supply Management segment, each accounted for under the purchase method of accounting:

  In September 1998, the Company acquired MedManagement LLC ("MedManagement"), a pharmacy management, purchasing, consulting and information services company, for approximately $38 million in cash.

                              McKESSON HBOC, INC.

The acquisition was funded with short-term borrowings. The excess of the purchase price over the fair value of the net assets acquired of $41 million is being amortized on a straight-line basis over 20 years.

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

 Fiscal Year 1998 Acquisitions

  In fiscal 1998, the Company's Canadian Health Care Supply Management business, Medis Health and Pharmaceutical Services Inc. ("Medis"), announced an agreement with Drug Trading Company, Limited ("Drug Trading") to acquire Drug Trading's retail customers over a transition period. This transition began in August 1997 and was substantially completed by the end of fiscal 1998. The acquisition was funded with proceeds from operations and short-term borrowings. In fiscal 1998, the Company also made several smaller acquisitions in the Health Care Supply Management segment.

  In October 1997, the Company acquired in its Health Care Information Technology segment AT&T's UK Specialist Health Care Services Division ("ATT-UK"), a provider of software solutions and remote processing services for financial and payroll needs of health care providers in the United Kingdom, for approximately $30 million in cash. The Company allocated $7.7 million of the purchase price to in-process research and development projects as determined by an independent appraisal of the business, which was expensed as of the acquisition date.

  The Drug Trading and ATT-UK acquisitions were accounted for under the purchase method of accounting.

  In fiscal 1998, the Company completed the acquisitions of the following companies in its Health Care Information Technology segment, all accounted for as poolings of interests:

  In June 1997, the Company acquired AMISYS Managed Care Systems, Inc. ("AMISYS"), a provider of managed care information systems for the payor market, for the equivalent of approximately 4.0 million shares of Company common stock.

  Also in June 1997, the Company completed the acquisition of Enterprise Systems, Inc. ("ESi"), a developer of resource management solutions including materials management, operating room logistics, scheduling and financial management, for the equivalent of approximately 5.6 million shares of Company common stock.

  In December 1997, the Company completed the acquisition of HPR, Inc. ("HPR"), a provider of clinical information systems for the managed care industry for the equivalent of approximately 6.8 million shares of Company common stock.

  Also in December 1997, the Company acquired National Health Enhancement Systems, Inc. ("NHES"), a provider of health information technology solutions specializing in demand and disease management products, for the equivalent of approximately 1.3 million shares of Company common stock.

Divestiture:

  In February 2000, the Company sold its wholly-owned subsidiary, McKesson Water Products Company for approximately $1.1 billion and recognized an after-tax gain of $515.9 million. All periods presented have been restated to present the Water Products business as a discontinued operation.

                              McKESSON HBOC, INC.

Financial Results

  The results of continuing operations include the following:

                                        Years Ended March 31
                         ------------------------------------------------------
                               2000              1999               1998
                         ----------------- ------------------ -----------------
                          Pre-                                 Pre-
                          tax    After tax Pre-tax  After-tax  tax    After-tax
                         ------  --------- -------  --------- ------  ---------
                                            (in millions)
Income from Continuing
 Operations
  Before unusual items
   and dividends on
   convertible preferred
   securities of
   subsidiary trust..... $440.6   $271.2   $ 564.1   $ 352.6  $555.4   $342.1
  Dividends on
   convertible preferred
   securities of
   subsidiary trust.....    --      (6.2)      --       (6.2)    --      (6.2)
                         ------   ------   -------   -------  ------   ------
  Before unusual items..  440.6    265.0     564.1     346.4   555.4    335.9
Unusual items
  Health Care Supply
   Management...........  (27.8)   (16.6)   (180.3)   (112.9)  (30.6)   (25.4)
  Health Care
   Information
   Technology...........  (42.4)   (28.9)   (215.6)   (172.9)  (65.5)   (39.9)
  e-Health..............   (1.5)    (1.5)      --        --      --       --
  Corporate and other...  (55.8)   (33.4)      --        --      --       --
  Favorable tax
   adjustment...........    --       --        --        --      --       4.6
                         ------   ------   -------   -------  ------   ------
Income from Continuing
 Operations............. $313.1   $184.6   $ 168.2   $  60.6  $459.3   $275.2
                         ======   ======   =======   =======  ======   ======

 Fiscal 2000

  Fiscal 2000 after-tax income from continuing operations before unusual items was $265.0 million, a 23% decline from the prior year's income from continuing operations before unusual items of $346.4 million. Fiscal 2000 results reflect revenue and operating profit declines in the Health Care Information Technology segment, modest operating profit growth in the Health Care Supply Management segment, operating losses of the e-Health segment, and higher financing costs to support revenue growth in the Health Care Supply Management segment.

 Fiscal 1999

  Fiscal 1999 after-tax income from continuing operations before unusual items was $346.4 million, a 3% increase over the prior year's income from continuing operations before unusual items of $335.9 million. Fiscal 1999 results reflect revenue and operating margin growth and the positive impact of acquisitions in the Health Care Supply Management segment offset, in part, by a decline in Health Care Information Technology segment operating results.

 Fiscal 1998

  Fiscal 1998 after-tax income from continuing operations before unusual items was $335.9 million, a 54% increase over the prior year's income from continuing operations before unusual items of $217.9 million. Fiscal 1998 results reflect internal growth, operating margin expansion and the full-year effect of acquisitions accounted for as purchases made late in the prior fiscal year.

Unusual Items

  In each of fiscal 2000, 1999 and 1998, the Company incurred charges for acquisition-related activities including transaction costs, employee benefit costs, severance, as well as costs for consolidation of facilities and

                              McKESSON HBOC, INC.

administrative processes and certain operating charges. In addition, in fiscal 2000, the Company incurred costs in connection with the Investigation (as defined below), the restatement of the historical consolidated financial statements related to improper accounting practices at HBOC and the resulting pending litigation. Also in fiscal 2000, the Company recorded gains from the exchange and sale of certain equity investments. In addition, the Company incurred charges for asset impairments, customer reserves and severance primarily associated with product streamlining and reorganization in its Health Care Information Technology segment.

  For the purposes of discussing the results of operations, the items described above are referred to as "unusual items" in the Financial Review. The results of operations excluding "unusual items" are not intended to represent income from operations, or alternatives to net income, each as defined by accounting principles generally accepted in the United States of America. In addition, the charges included as "unusual items" presented herein may not be comparable to other similarly titled measures used by other companies. Management believes, however, that the discussion of the results of operations excluding such unusual items is the most informative representation of recurring, non-transactional operating results. Management believes that these items either represent one-time occurrences and/or events which are not related to normal, ongoing operations or represent charges that are in excess of normal/historical operating amounts.

  The unusual items in fiscal 2000, 1999 and 1998 are as follows:

                                                          Years Ended March
                                                                 31,
                                                         ---------------------
                                                          2000     1999  1998
                                                         -------  ------ -----
                                                            (in millions)
Restatement-related costs incurred...................... $  18.9
Net gains on the exchange and sale of equity
 investments............................................  (259.3)
Transaction costs.......................................          $ 79.6 $16.0
Costs associated with the terminated merger transaction
 with AmeriSource Health Corporation....................             5.0  16.7
Costs associated with employee benefits, primarily
 related to change in control provisions................            88.7   1.4
Employee severance......................................     4.2    31.9  17.5
Restructuring and asset impairments.....................   228.5   108.4  36.8
Other merger-related costs..............................    (0.3)   13.8   7.7
Costs associated with former employees..................    23.8
Acquisition-related integration costs incurred..........            32.3
Other operating items:
  Accounts receivable and customer reserves.............    68.5
  Contract system costs.................................    31.5    36.2
  Other.................................................    11.7
                                                         -------  ------ -----
Total pre-tax........................................... $ 127.5  $395.9 $96.1
                                                         =======  ====== =====
Total after-tax......................................... $  80.4  $285.8 $65.3
                                                         =======  ====== =====

                              McKESSON HBOC, INC.

 Fiscal 2000 Unusual Items

  In fiscal 2000, the Company recorded net pre-tax charges for unusual items totaling $127.5 million including $27.8 million in the Health Care Supply Management segment, $42.4 million in the Health Care Information Technology segment, $1.5 million in the e-Health segment and $55.8 million in Corporate and other. Following is a description of these items in fiscal 2000:

 Restatement-Related Costs Incurred

  In April 1999, following the January 1999 acquisition of HBOC, the Company discovered improper accounting practices at HBOC. In July 1999, the Audit Committee of the Company's Board of Directors completed an investigation into such matters (the "Investigation"), which resulted in the previously reported restatement of the Company's historical consolidated financial statements related to HBOC (pre-acquisition) in fiscal 1999, 1998 and 1997. In fiscal 2000, the Company incurred costs in connection with the Investigation, the restatement of the historical consolidated financial statements and the resulting pending litigation, and recorded charges of $18.9 million for accounting and legal fees and other costs.

 Net Gains on the Exchange and Sale of Equity Investments

  The Company recorded gains on the exchange of the Company's WebMD common shares and warrants for Healtheon/WebMD common shares and warrants that were recognized upon the November 11, 1999 merger of the two companies. Subsequently in fiscal 2000, the Company donated 250,000 Healtheon/WebMD shares to the McKesson HBOC Foundation and sold the remaining Healtheon/WebMD common shares. As a result of these transactions, the Company recognized gains related to the investment in Healtheon/WebMD of $248.8 million of which $155.4 million was realized. The remaining gain of $93.4 million which resulted from the November 11, 1999 exchange of warrants, had not been realized as of March 31, 2000. The estimated fair value of the warrants declined from $93.4 million as of November 11, 1999 to $32.3 million as of March 31, 2000, resulting in an unrealized loss of $61.1 million, which is included in stockholders' equity. As of May 19, 2000, the estimated fair value of the warrants further declined to $14.7 million. In addition, other equity investments were sold during the year at a gain of $20.3 million, and a $9.8 million charge was recorded to reflect the donation of the Healtheon/WebMD shares to the McKesson HBOC Foundation.

 Severance

  The Company recorded severance costs totaling $6.2 million in the aggregate related to workforce reductions in the Health Care Information Technology segment associated with product streamlining and reorganization and in the Health Care Supply Management segment associated with distribution facility consolidations. The current year charge was offset, in part, by a $2.0 million reduction in prior year severance reserves. The fiscal 2000 severance charges relate to the termination of approximately 500 employees, primarily in product development and support, administration and distribution center functions. Severance of $6.0 million will be paid in fiscal 2001 and the balance will be paid in fiscal 2002.

 Restructuring and Asset Impairments

  In the fourth quarter of fiscal 2000, the Company completed an assessment of the Health Care Information Technology's business and product portfolio. This resulted in the decision to reorganize the business and to discontinue overlapping or nonstrategic product offerings. The Company recorded asset impairments of $232.7 million. These included charges to write off $49.1 million of capitalized product development costs, $39.3 million of purchased software and $50.7 million of goodwill associated with discontinued product lines

                              McKESSON HBOC, INC.

based upon an analysis of discounted cash flows. In addition, a $74.1 million reserve was recorded for customer settlements (forgiveness of accounts receivable, customer credits and refunds) attributable to the discontinued product lines. The Company also recorded a $9.4 million loss on the disposition of a non-core foreign operation, and a $7.7 million charge for uncollectible unbilled receivables and $2.4 million charge for obsolete equipment associated with the discontinued products. Substantially all of these charges were non-cash asset write-offs except for the customer settlements. In addition, a charge of $0.6 million was recorded for costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations and other exit-related activities.

  As a result of the Health Care Information Technology segment's reorganization and product streamlining, sales, development and support activities for certain discontinued products ceased at fiscal year-end and activities associated with the remaining discontinued products will be phased out within twelve months. The Company estimates that future revenues and costs associated with the discontinued products will be reduced or eliminated, but they are not expected to materially impact the Company's financial position, future operating results and liquidity.

  In the fourth quarter of fiscal 2000, the Company reviewed the operations and cost structure of the Health Care Supply Management's medical-surgical business. This resulted in the planned closure of a sales office and a workforce reduction. The Company recorded $0.6 million in charges for exit-related activities. Also in fiscal 2000, the Company reassessed prior years' restructuring plans resulting in the decision to retain one of the six pharmaceutical distribution centers identified for closure in fiscal 1999 and to reduce the number of medical-surgical distribution center closures. In addition, the Company announced and completed the closure of one additional pharmaceutical distribution center in fiscal 2000. The Company recorded income of $6.9 million as a result of reducing prior year reserves for exit-related costs, offset in part, by additional asset impairments of $1.5 million.

  In fiscal 2000, the Company completed the closures of three pharmaceutical distribution centers, including the additional distribution center mentioned above. In addition, the realignment of the sales organization was completed and certain back office functions were eliminated. This resulted in the termination of approximately 200 employees and the payment of $3.6 million in severance. Also, the Company completed the closures of three medical-surgical distribution centers and paid $1.0 million in severance to approximately 100 employees who were terminated in fiscal 1999 and 2000. The Company plans to continue these closure activities throughout fiscal 2001.

 Other Merger-Related Items

  The Company recorded a charge of $1.5 million in the e-Health segment to write off the portion of the purchase price of Abaton.com allocated to purchased in-process technology for which feasibility had not been established as of the acquisition date.

  In the Health Care Information Technology segment, the Company recorded a $1.3 million charge for the impairment of a note receivable from a former stockholder of an acquired company and $6.8 million in income related to reversals of accruals booked in prior years for estimated merger-related costs.

  Corporate and other includes a charge of $3.7 million related to additional costs incurred and paid associated with the HBOC Transaction.

                              McKESSON HBOC, INC.

 Costs Associated With Former Employees

  In fiscal 2000, the Company recorded charges of $23.8 million for severance and benefit costs resulting from changes in executive management made in the first quarter. The charges were based on the terms of employment contracts in place with these executives. $2.8 million was paid in fiscal 2000, $2.8 million will be paid in fiscal 2001 and the balance, primarily pension benefits, will be paid in fiscal 2002 and thereafter.

 Other Operating Items

  Other operating items include charges in the Health Care Information Technology segment for a $68.5 million change in estimate of requirements for accounts receivable and customer reserves, a $1.1 million non-cash charge for the write-off of internal-use computer software that was abandoned and a $1.2 million charge related to the settlement of a software patent infringement claim that was paid during the year.

  The Health Care Supply Management segment recorded a charge of $31.5 million for asset impairments and receivable reserves related primarily to a prior year implementation of a contract system.

  Corporate and other includes non-cash charges of $7.7 million for impairment of notes receivable from former employees and $1.7 million for costs associated with employee-retention following the announcement of the Investigation.

 Fiscal 1999 Unusual Items

  In fiscal 1999, the Company recorded pre-tax charges for unusual items of $180.3 million in the Health Care Supply Management segment and $215.6 million in the Health Care Information Technology segment, $395.9 million in the aggregate. Following is a description of these items in fiscal 1999:

 Transaction Costs

  Total unusual items include $84.6 million of transaction costs incurred in connection with the acquisitions described above, primarily consisting of professional fees such as investment banking, legal and accounting fees. This amount includes $6.6 million of transaction costs related to terminated transactions of which $5.0 million related to the terminated merger with AmeriSource Health Corporation. Approximately $83.6 million of invoices were paid in fiscal 1999, with a balance of $1.0 million paid in fiscal 2000.

 Employee Benefits

  The Company incurred $88.7 million of employee benefit costs related to acquisitions, including $39.0 million for restricted stock and stock appreciation rights subject to change of control provisions, $37.0 million of long-term incentive and phantom stock awards subject to change of control provisions, $8.7 million of signing and retention bonuses, and $4.0 million of retirement and employee benefit plan costs. Of these amounts, $36.3 million were non-cash charges, primarily related to restricted stock, $44.1 million were paid in fiscal 1999, $1.6 million were paid in fiscal 2000 and $6.7 million are estimated to be paid in fiscal 2001.

 Severance

  Severance costs totaled $31.9 million (net of a $3.0 million reversal of previously recorded severance obligations which were determined to be in excess), resulting from the consolidation of acquired company operating and corporate functions, the consolidation of existing U.S. Health Care pharmaceutical distribution centers, and other employee terminations. The severance charges relate to the termination of approximately

                              McKESSON HBOC, INC.

1,550 employees, primarily in distribution centers, administration and product functions. Severance of $9.1 million was paid in fiscal 1999 and $14.9 million was paid in fiscal 2000. Severance of $5.6 million will be paid in 2001 and the remaining severance will be paid in fiscal 2002.

 Restructuring and Asset Impairments

  In fiscal 1999, the Health Care Supply Management segment identified six distribution centers for closure, of which one distribution center was shut down by March 31, 1999. The Company recorded a charge of $25.5 million related to such closures. Of this charge, $21.7 million was required to reduce the carrying value of facility assets to their estimated fair value less disposal costs, and $3.8 million was related to computer hardware and software which will no longer be used at such facilities. Fair value was determined based on sales of similar assets, appraisals, and/or other estimates such as discounting of estimated future cash flows. Considerable management judgment is necessary to estimate fair values; accordingly, actual results could vary significantly from such estimates. Also related to such closures, a charge of $17.2 million was recorded for other exit-related costs. These primarily consist of costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations, as well as the write-off of costs related to duplicate assets from acquired companies that do not have future use by the Company. Of the above charges, $25.5 million were non-cash asset write-offs. $3.9 million was paid in fiscal 1999, $2.6 million was paid in fiscal 2000, and the remaining amounts will be paid in fiscal 2001. Also, in connection with the previously discussed reassessment of this restructuring plan in fiscal 2000, the Company recorded income of $5.4 million in fiscal 2000 as a result of reducing previously recorded exit-related reserves, offset in part, by additional asset impairments.

  The Health Care Supply Management segment also wrote off $23.5 million of computer hardware and software which was abandoned as the result of an acquisition during the year.

  In connection with acquisitions made by the Health Care Information Technology segment and its acquisition by McKesson, duplicate facilities, products and internal systems were identified for elimination, resulting in charges of $22.2 million, relating principally to the write-off of capitalized costs, lease termination costs, and royalty agreements which were terminated at a cost of $12.0 million because products subject to minimum royalty payments to third parties were replaced with acquired products. In addition, following the HBOC Transaction, the Company evaluated the performance of a foreign business and elected to shut down its facility. Charges of $11.6 million were recorded, principally related to the write-down of goodwill to fair value based on estimated discounted cash flows. Revenues and net operating income for this foreign business were not significant in fiscal 1999. Certain investments became impaired during fiscal 1999 and were written down by $4.3 million to their net realizable values based primarily on estimated discounted cash flows, and other reserves of $4.1 million were recorded to cover customer and other claims arising out of the acquisitions. Substantially all of the above charges were non-cash asset write-offs.

 Other Merger-related Costs

  The Health Care Information Technology segment incurred costs totaling $13.8 million in fiscal 1999 due to an acquired company which had receivables outstanding from HBOC competitors that became uncollectible and were written off after the HBOC Transaction.

 Acquisition-related Integration Costs

  Acquisition-related integration costs of $32.3 million consist of $1.9 million incurred for salaries and benefits of integration and affiliation team members of the Company and $30.4 million of other direct costs associated with the integration and rationalization of recent acquisitions in the Health Care Supply Management and Health Care Information Technology segments.

                              McKESSON HBOC, INC.

 Other Operating Items

  Other operating items of $36.2 million consist of losses resulting from the implementation of a contract administration system and expenses incurred for corrective actions associated with that system.

 Fiscal 1998 Unusual Items

  In fiscal 1998, the Company recorded pre-tax charges for unusual items of $30.6 million in the Health Care Supply Management segment and $65.5 million in the Health Care Information Technology segment, $96.1 million in the aggregate. Following is a description of these items in fiscal 1998:

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

 Severance

  Severance costs totaled $17.5 million resulting from the consolidation of acquired company operating and corporate functions, the consolidation of existing U.S. Health Care pharmaceutical distribution centers, and other employee terminations. The severance charge relates to the termination of approximately 600 employees primarily in distribution center and back office functions in the Health Care Supply Management segment, and operating and corporate personnel in the Health Care Information Technology segment. Severance of $7.4 million was paid during fiscal 1998. The remaining severance was paid in fiscal 1999.

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

                              McKESSON HBOC, INC.

Results Of Operations

  The discussion of the financial results that follows focuses on the results of continuing operations excluding unusual items, as management believes such discussion is the most informative representation of recurring, non-transactional related operating results.

Health Care Supply Management

  The following table identifies significant performance indicators of the Health Care Supply Management segment:

                                2000     1999     1998
                               -------  -------  -------
                                (dollars in millions)
   Revenues
    Excluding Sales to
     customers' warehouses
    Pharmaceutical
     distribution and
     services
     U.S. Health Care........  $21,824  $17,400  $14,418
     International...........    2,237    1,953    1,639
                               -------  -------  -------
     Total pharmaceutical....   24,061   19,353   16,057
    Medical-Surgical
     distribution and
     services................    2,706    2,292    1,879
                               -------  -------  -------
     Subtotal................   26,767   21,645   17,936
    Sales to customers'
     warehouses..............    8,747    6,813    2,704
                               -------  -------  -------
     Total...................  $35,514  $28,458  $20,640
                               =======  =======  =======
   Revenue growth
    Excluding sales to
     customers' warehouses
    Pharmaceutical
     distribution and
     services
     U.S. Health Care........       25%      21%      32%
     International...........       15       19        8
     Total pharmaceutical....       24       21       29
    Medical-Surgical
     distribution and
     services................       18       22     N.M.
    Total excluding sales to
     customers' warehouse....       24       21       42
    Total....................       25       38       34
   Operating profit..........  $ 536.4  $ 521.9  $ 383.4
    Percentage change........        3%      36%      64%
   Gross profit margin(1)....      6.8      7.4      7.4
   Operating expense
    margin(1)................      4.8      5.0      5.3
   Operating profit as a
    percent of revenues(1)...      2.0      2.4      2.1
   Depreciation..............  $  63.1  $  51.8  $  48.5
   Amortization of
    intangibles..............     26.8     22.6     17.4
   Capital expenditures......     93.8     97.2     82.1
   Capital employed at year-
    end
    Committed capital(2)
    Operating working
     capital(3)..............  $ 3,266  $ 2,176  $ 2,061
    Other--net...............      190       71       80
                               -------  -------  -------
     Total...................    3,456    2,247    2,141
    Intangibles..............      982      989      795
                               -------  -------  -------
     Total...................  $ 4,438  $ 3,236  $ 2,936
                               =======  =======  =======
   Returns
    Committed capital(4).....     19.0%    20.3%    19.8%
    Total capital
     employed(5).............     13.3     14.4     13.4

--------
(1) Excluding sales to customers' warehouses.
(2) Capital employed less cash and cash equivalents, marketable securities and goodwill and other intangibles.
(3) Receivables and inventories net of related payables.
(4) Operating profit before amortization of intangibles divided by average committed capital.
(5) Operating profit divided by average capital employed.

                              McKESSON HBOC, INC.

  Over the most recent three fiscal years, the Health Care Supply Management business has experienced strong revenue growth from internal growth and acquisitions. Revenue growth in this segment, excluding sales to customers' warehouses, is as follows:

                                         2000   1999    1998
                                         -----  -----  ------
   Pharmaceutical Distribution and
    Services
     Existing businesses...............   24.0%  20.0%   13.4%
     Acquisitions......................    0.3    0.5    15.6
                                         -----  -----  ------
     Total.............................   24.3%  20.5%   29.0%
                                         =====  =====  ======
   Medical-Surgical Supply Distribution
    and Services
     Existing businesses...............    6.5%  14.5%     Not
     Acquisitions......................   11.5    7.5  Meaningful
                                         -----  -----
     Total.............................   18.0%  22.0%
                                         =====  =====

  Internal growth in Health Care Supply Management has been driven primarily by increased sales volume to the retail chain and institutional customer segments. Sales to retail customers have benefited from the Company's service offerings and programs that focus on broad product selection, service levels, inventory carrying cost reductions, connectivity and automation technologies.
Growth with institutional customers has benefited from the focus on reducing both product cost and internal labor and logistics costs for the customers.
Services available include pharmaceutical distribution, medical-surgical supply distribution, pharmaceutical dispensing automation, pharmacy outsourcing and utilization reviews. These retail chain and institutional capabilities have resulted in the implementation of significant long-term contracts with major customers.

                                         2000   1999    1998
                                         -----  -----  ------
   Customer Mix--Pharmaceutical
    Distribution and Services Revenues
     Indepependents....................   25.5%  28.7%   34.9%
     Retail Chains.....................   42.4   38.5    32.3
     Institutions......................   32.1%  32.8%   32.8%
                                         -----  -----  ------
                                         100.0% 100.0%  100.0%
                                         =====  =====  ======

  Sales to customers' warehouses are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby the Company acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. The growth in sales to customers' warehouses in fiscal 1999 and 2000 was primarily the result of two significant contracts with retail chains which also provided new direct store sales growth.

  The operating profit margin declined in fiscal 2000, due to a decline in the gross profit margin reflecting the competitive environment, a shift in the mix of pharmaceutical distribution revenues to a higher proportion of chain business and somewhat lower procurement profits as a percentage of revenues in the current year. Procurement profits benefited in the prior year from price increases on inventory builds associated with new customer agreements. The decline in the gross profit margin was offset, in part, by a lower operating expense ratio reflecting continuing productivity improvements. The improvement in the operating expense ratio was achieved despite higher expenses for receivable and transaction processing related charges. Operating margins expanded in fiscal 1999 and 1998 due to a change in business mix to higher margin businesses resulting from acquisitions in pharmaceutical services for manufacturers, retail and institutional automation and medical-

                              McKESSON HBOC, INC.

surgical supply distribution. In addition, expanded profitability from product procurement, warehouse automation and efficiency improvements, and fixed cost leverage from volume growth contributed to the margin expansion.

  The Health Care Supply Management segment uses the last-in, first-out (LIFO) method of accounting for the majority of its inventories which results in cost of sales that more closely reflect replacement cost than other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Health Care Supply Management distribution businesses is to pass published price changes from suppliers on to customers. Manufacturers generally provide the Company with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment in each of the fiscal years ended March 31, 2000, 1999 and 1998 have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those fiscal years.

  Fiscal 2000 and 1999 capital expenditures include higher levels associated with new systems and facility consolidations in the medical-surgical business and growth in the automation and services businesses. Fiscal 1998 capital expenditures reflect expansion of certain facilities in conjunction with the integration and rationalization of the Drug Trading business and U.S. pharmaceutical and medical-surgical businesses acquired in late fiscal 1997.

  The Health Care Supply Management segment requires a substantial investment in operating working capital (customer receivables and inventories net of related trade payables). Average capital employed increased in fiscal 2000 and 1999, reflecting the MedManagement and RedLine acquisitions, capital spending and increased working capital to support the 24% and 19% growth from existing businesses. Operating working capital is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Operating working capital was significantly higher at March 31, 2000 compared to 1999. The working capital increase primarily reflects increases in receivables and net financial inventories (inventories net of accounts and drafts payable) resulting from sales growth, the absence of accounts receivable sales at March 31, 2000 compared to $400.0 million of sales at March 31, 1999 (pursuant to a committed revolving receivables sales facility, see "Capitalization" below) and the timing of vendor payments. At March 31, 1999, vendor payables were unusually high relative to inventory both as a result of purchases made late in the fiscal year and the timing of vendor payments. As a result, average operating working capital levels in fiscal 2000 were significantly higher than the March 31, 1999 balance. At March 31, 1998, vendor payables were relatively low due to a lower level of purchase activity at year end and revised payment terms with certain vendors in the medical-surgical distribution and services business.

                              McKESSON HBOC, INC.

Health Care Information Technology

  Significant performance indicators of the Health Care Information Technology segment are as follows:

                                                        2000     1999     1998
                                                       ------   ------   ------
                                                           (dollars in
                                                            millions)
Revenues
 Software............................................. $  209   $  345   $  406
 Services.............................................    905      984      809
                                                       ------   ------   ------
  Subtotal............................................  1,114    1,329    1,215
 Hardware.............................................     93      209      214
                                                       ------   ------   ------
  Total revenues......................................  1,207    1,538    1,429
                                                       ======   ======   ======

Revenue Growth
 Software.............................................    (39)%    (15)%     27%
 Services.............................................     (8)      22       25
  Subtotal............................................    (16)       9       26
 Hardware.............................................    (55)      (2)      32
  Total...............................................    (22)       8       27
Operating profit...................................... $127.6   $184.0   $292.5
 Percent change.......................................    (31)%    (37)%     44%
Gross profit margin...................................   42.9     50.5     55.5
Operating expense margin..............................   32.3     38.5     35.0
Operating profit as a percent of revenues.............   10.6     12.0     20.5
Depreciation.......................................... $ 49.8   $ 46.4   $ 35.9
Amortization of intangibles...........................   22.3     18.4     17.4
Amortization of capitalized software..................   29.5     25.9     21.3
Capital expenditures..................................   48.0     79.2     76.9
Capital employed
 Committed capital(1)................................. $  159   $  382   $  383
 Intangibles..........................................    123      226      188
                                                       ------   ------   ------
  Total............................................... $  282   $  608   $  571
                                                       ======   ======   ======

Returns
 Committed capital(2).................................   42.5%    65.1%   126.8%
 Total capital employed(3)............................   20.0     38.0     68.2

--------
(1) Capital employed less cash and cash equivalents, marketable securities and goodwill and other intangibles.
(2) Operating profit before amortization of intangibles divided by average committed capital.
(3) Operating profit divided by average capital employed.

  Health Care Information Technology revenues declined 22% to $1.2 billion in fiscal 2000. Revenues increased 8% to $1.5 billion in fiscal 1999. Management believes the decline in fiscal 2000 revenues reflects the overall industry-wide slowdown in sales of health care information technology software and hardware products resulting from delays in purchasing decisions that are attributed both to Year 2000 issues and a general weakness in demand for healthcare software. Services revenues associated with software implementation also declined for the same reasons. Also contributing to the decline was the impact to the business caused by the results of the Investigation and Health Care Information Technology senior management changes made early in the year. In addition, the terms of certain contracts for software and implementation services executed late in the fiscal year

                              McKESSON HBOC, INC.

resulted in such contracts being accounted for under the contract method, which had the impact of dampening software revenues as the related contract revenue will be recognized over the respective contract term as services are provided. The fiscal 1999 decline in software revenues of 15% reflects a general industry-wide slowdown in sales of health care information technology products and changes in accounting due to the adoption of Statement of Position 97-2, "Software Revenue Recognition", effective April 1, 1998. In addition, during fiscal 1999, the Health Care Information Technology segment experienced delays in current and potential customers' purchasing decisions with respect to its enterprise solutions. Management believes such delays were due to Year 2000 issues, technological innovations, increased competition, greater requirement for integration of products and general market conditions in the computer software industry. Services revenues increased in fiscal 1999, in part, as implementation activity increased for enterprise solutions and materials management products as a result of increased sales in fiscal 1998. Outsourcing growth was strong as a significant number of new outsourcing customers were added in fiscal 1999. In addition to general growth in services as a result of a growing business, services revenues increased due to the full year impact of the purchase of ATT-UK.

  Hardware is sold as an accommodation to customers and at a significantly lower operating margin than software and services. Fiscal 2000 and 1999 revenues from the sale of hardware reflect the lower level of software sales, general price declines for hardware and a shift to less costly Microsoft Windows NT(TM) platforms.

  Management anticipates a shift in revenue mix away from one-time software and hardware arrangements to arrangements that will require revenue to be recognized over the term of the related contract as its strategy of providing total information solutions to its customer base is pursued. Revenues will include outsourcing and Application Service Providers (ASP) arrangements, and contracts that will be accounted for under the contract method. These agreements are expected to have the effect of dampening revenue in the near term and could result in year-to-year declines in operating profit, but should result in more predictable revenue streams and operating profits over future periods.

  Health Care Information Technology segment operating profit before unusual items declined 30.7% to $127.6 million in fiscal 2000 and 37% to $184.0 million in fiscal 1999. The declines in both years reflect the previously discussed decline in overall sales and a lower mix of higher-margin software sales in both fiscal 2000 and 1999 compared to 1998 (17% and 22% in fiscal 2000 and 1999, respectively, as compared to 28% in fiscal 1998, as a percentage of total Health Care Information Technology revenues). In addition, the fiscal 2000 operating profit includes an increased level of expenses to enhance customer support and future product introductions. Fiscal 1999 results also included a bad debt provision of $70 million and a termination fee associated with a telecommunications contract. The bad debt provision reflects, in part, inadequate staffing of and focus on receivables collections during a portion of fiscal 1999, implementation issues associated with certain products and contingencies associated with litigation.

  The fiscal 1999 and 1998 capital expenditures reflect the acquisition and construction of the segment's new corporate office building in Georgia and the purchase of an aircraft in 1998.

  The return on committed capital and total capital employed in fiscal 2000 and 1999 reflect the previously discussed decline in operating profit.

e-Health

  The e-Health segment was added in fiscal 2000 following the Company's acquisition of Abaton.com (see Fiscal Year 2000 Acquisitions) which reported revenue of $400,000 and an operating loss before special items of $12.2 million. The operating loss reflects the Company's continued investment in the development of internet-based solutions for physicians, and includes goodwill amortization expense of $6.3 million resulting from the acquisition.

                              McKESSON HBOC, INC.

  In seeking to bring new physician and medical management solutions to market quickly, the Company formed a new business unit, iMcKesson, in May 2000. The goal of iMcKesson is to use the power of the Internet and other innovative, emerging technologies to share information real-time to drive improved clinical outcomes, cost efficiencies and increased satisfaction for all healthcare participants. This unit will include the current assets of e-Health together with selected assets from the Health Care Information Technology and Health Care Supply Management segments.

  iMcKesson's strategy is to combine existing teams, products and services and to provide a more focused approach to the development of a series of unique solutions for physician practices, medical management and health care connectivity.

International Operations

  International operations accounted for 6.4%, 6.9%, 7.7% and 8.7%, 6.6%, 6.1% of fiscal 2000, 1999 and 1998 consolidated revenues and operating profits before unusual items, respectively, and 5.8%, 5.5% and 5.9% of consolidated assets at March 31, 2000, 1999 and 1998, respectively. International operations are subject to certain opportunities and risks, including currency fluctuations. The Company monitors its operations and adopts strategies responsive to changes in the economic and political environment in each of the countries in which it operates.

Consolidated Working Capital

  Operating working capital (receivables and inventories net of related payables) as a percent of revenues was 9.0%, 8.4% and 10.6% at March 31, 2000, 1999 and 1998, respectively. Excluding the impact of receivable sales, operating working capital as a percent of revenues was 9.0%, 9.7% and 12.0% at March 31, 2000, 1999 and 1998, respectively. The calculation is based on year-end balances and assumes major purchase acquisitions occurred at the beginning of the year.

  The improvement in the operating working capital ratio in fiscal 2000 (excluding the impact of receivable sales) is due to a reduction in year-end days sales outstanding in both customer receivables and inventory, reflecting working capital initiatives. This improvement was offset, in part, by lower days sales outstanding in payables at March 31, 2000 compared to March 31, 1999.

  The decline in the operating working capital ratio in fiscal 1999 is primarily due to the timing of vendor payments in the U.S. pharmaceutical and medical-surgical distribution businesses which offset the effect of operating working capital growth in the Health Care Information Technology segment.

CASH FLOW AND LIQUIDITY

  Cash and cash equivalents and marketable securities (primarily U.S. Treasury securities with maturities of one year or less) were $606 million, $262 million, and $682 million at March 31, 2000, 1999 and 1998, respectively.

  The increase in fiscal 2000 reflects proceeds from the February 2000 sale of the Water Products business and a private placement of term debt (see "Other Financing Activities" below).

  The decline in fiscal 1999 reflects the use of HBOC cash balances following the HBOC Transaction to pay down short-term borrowings. Marketable securities balances include $17 million, $23 million and $77 million at March 31, 2000, 1999 and 1998, respectively, from the fiscal 1997 sale of Armor All, which is restricted and held in trust as exchange property in connection with the Company's exchangeable debentures.

                              McKESSON HBOC, INC.

Cash Flows from Operations Available for Capital Expenditures

  The following table summarizes the excess (deficit) of cash flow from operations over capital expenditures:

                                                          Years Ended March
                                                                 31,
                                                          -------------------
                                                          2000   1999   1998
                                                          -----  -----  -----
                                                            (in millions)
Net cash provided (used) by continuing operations before
 receivable sales and capital expenditures:
  Income from continuing operations(1)................... $ 185  $  61  $ 275
  Depreciation...........................................   116    104     90
  Amortization of intangibles............................    55     41     35
  Amortization of capitalized software...................    30     26     21
  Other non-cash charges(1)..............................   246    361    191
  Working capital changes................................  (635)  (437)  (542)
                                                          -----  -----  -----
    Total before receivable sales and capital
     expenditures........................................    (3)   156     70
Receivable sales.........................................  (400)   100    153
Capital expenditures.....................................  (145)  (199)  (166)
                                                          -----  -----  -----
    Excess (Deficit)..................................... $(548) $  57  $  57
                                                          =====  =====  =====

--------
(1) Includes previously discussed "Unusual Items".

  Cash flows from continuing operations reflect the cash earnings of the Company's continuing businesses and the effects of the changes in working capital. The working capital increase in fiscal 2000 primarily reflects the timing of vendor payments in the prior year and increases in receivables and inventories associated with sales growth in the Health Care Supply Management segment that were offset, in part, by improvements in days sales outstanding in both customer receivables and inventories resulting from working capital initiatives. The March 31, 1999 payables balance was approximately $400 million higher than expected based on the historical relationship of payables to sales. The increase in working capital requirements in fiscal 2000 reflects the restoration of payables in the current year to a more normalized level. Adjusting for the impact of the payables fluctuation, net cash provided (used) by continuing operations before receivable sales and capital expenditures would have been approximately $397 million and $(244) million in fiscal 2000 and 1999, respectively. The working capital increase in fiscal 1999 primarily reflects increases in receivables and inventories resulting from sales growth in all operating segments offset, in part, by the higher payables balance due to the timing of vendor payments in the Health Care Supply Management segment.

Other Financing Activities

  In February 2000, the Company completed the sale of its wholly-owned subsidiary McKesson Water Products Company to Groupe Danone for $1.1 billion in cash, which enabled the Company to reduce short-term borrowings and add to its cash and marketable securities.

  Also in February 2000, the Company completed a private placement of $335 million in term debt, the proceeds of which were used to retire term debt maturing in March 2000 and for other general corporate purposes. $100 million of the debt matures on February 28, 2005, $20 million matures on February 28, 2007 and $215 million is due on February 28, 2010.

  In May 1998, the Company's Employee Stock Ownership Plan purchased approximately 1.3 million shares of newly issued Company common stock from the Company at a market value of $78.125 per share.

  In February 1998, the Company issued fixed-rate-unsubordinated debt totaling $300 million to finance internal growth. On March 1, 2005, $150 million of the debt matures, and the remaining $150 million is due on March 1, 2008.

                              McKESSON HBOC, INC.

  In October 1997, a subsidiary of the Company issued $125 million of fixed-rate debt, which matures on November 1, 2002. Proceeds were used to pay down short-term borrowings of the Company's Canadian subsidiary, Medis.

Credit Resources

  The Company currently has $1.275 billion of available credit under committed revolving credit lines: a $400 million five-year facility expiring in fiscal 2004 and an $875 million facility expiring on October 20, 2000. These revolving credit facilities are primarily intended to support commercial paper borrowings. The Company also has available a committed revolving receivables sale facility aggregating $850 million. At March 31, 2000, the Company had no commercial paper or revolving credit borrowings outstanding and its committed receivables sale facility was fully available.

  The Company's senior debt credit ratings from S&P, Duff & Phelps, and Moody's are currently BBB, BBB+ and Baa2, and its commercial paper ratings are currently A-2, D-2, and P-2, respectively. The Company's ratings are on negative credit outlook.

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

  The Company conducts business in Canada, Mexico and the United Kingdom, and is subject to foreign currency exchange risk on cash flows related to sales, expenses, financing and investment transactions. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be materially affected. Aggregate foreign exchange translation gains and losses included in net income, comprehensive income and in equity are discussed in Financial Note 1 on pages F-37 to F-39 of the accompanying consolidated financial statements.

                              McKESSON HBOC, INC.

Capitalization

  The Company's capitalization was as follows:

                                                              March 31
                                                        ----------------------
                                                         2000    1999    1998
                                                        ------  ------  ------
                                                           (in millions)
Short-term borrowings.................................. $  --   $   17  $   94
Term debt..............................................  1,232   1,097   1,111
Exchangeable debt......................................     28      37     113
                                                        ------  ------  ------
  Total debt...........................................  1,260   1,151   1,318
Convertible preferred securities of subsidiary trust...    196     196     195
Stockholders' equity...................................  3,566   2,882   2,562
                                                        ------  ------  ------
  Total capitalization................................. $5,022  $4,229  $4,075
                                                        ======  ======  ======
Debt-to-capital ratio at March 31......................   25.1%   27.2%   32.3%
Net debt-to-capital ratio at March 31(1)...............   14.8%   22.4%   18.8%
Average interest rates during year.....................
  Total debt...........................................    6.4%    6.3%    6.5%
  Short-term borrowings................................    5.6     5.6     5.6
  Other debt...........................................    6.9     6.7     7.0

--------
(1) Ratio computed as net debt (total debt less cash and cash equivalents and marketable securities) to net capital employed (capital employed less cash and cash equivalents and marketable securities).

  The decline in the net debt-to-capital ratio at March 31, 2000 primarily reflects the February 2000 proceeds from the sale of the Water Products business. The increase in the net debt-to-capital ratio at March 31, 1999 primarily reflects the increase in net debt to fund internal growth and acquisitions.

  The Company has an $850 million committed receivable sales facility which was fully available at March 31, 2000. The Company's receivable sales program in March 1999 and 1998, provided for the sale by the Company of $400.0 million and $299.9 million, respectively, of undivided interests in the Company's trade accounts receivable. The program qualifies for sale treatment under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The sales were recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions.

  Average diluted shares were 289.6 million in fiscal 2000, 289.8 million in fiscal 1999 and 282.1 million in fiscal 1998. Common stock outstanding increased to 283.4 million at March 31, 2000 from 280.6 million at March 31, 1999 and 271.0 million at March 31, 1998, due primarily to the issuance of common stock under employee benefit plans.

Environmental Matters

  The Company's continuing operations do not require ongoing material expenditures to comply with federal, state and local environmental laws and regulations. However, in connection with the disposition of its chemical operations in fiscal 1987, the Company retained responsibility for certain environmental obligations. In addition, the Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"), and other federal and state environmental statutes primarily involving sites associated with the operation of the Company's former chemical distribution

                              McKESSON HBOC, INC.

businesses. In fiscal 2000, a $2.0 million increase to the reserves for these environmental matters was recorded within discontinued operations. There were no adjustments made to the reserves in fiscal 1999 and 1998. Management does not believe that changes in the remediation cost estimates in future periods, or the ultimate resolution of the Company's environmental matters, will have a material impact on the Company's consolidated financial position or results of operations. See Financial Note 18, "Other Commitments and Contingent Liabilities" on pages, F-65 to F-70 of the accompanying consolidated financial statements.

Income Taxes

  The tax rate on income from continuing operations (excluding unusual items) was 38.5% in fiscal 2000, 37.5% in fiscal 1999 and 38.4% in fiscal 1998. The increase in the effective rate from fiscal 1999 to 2000 primarily reflects the impact of non-deductible goodwill amortization associated with purchase acquisitions made late in fiscal 1999 and in fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

  See Financial Note 1 "Significant Accounting Policies" on pages F-37 to F-39 of the accompanying consolidated financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following additional factors may affect the Company's future results:

Adverse judgments regarding the restatement of the Company's historical financial statements may cause it to incur material losses.

  Subsequent to the Company's April 28, 1999 restatement of financial results announcement, and as of June 1, 2000, 79 lawsuits have been filed in various state and federal courts against the Company, certain current or former officers or directors of the Company and other defendants (see Financial Note 18, "Other Commitments and Contingent Liabilities" on pages F-65 to F-70 of the accompanying consolidated financial statements.) In addition, the United States Attorney's Office for the Northern District of California and the
San Francisco District Office of the SEC have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts.

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

                              McKESSON HBOC, INC.

Changes in the United States healthcare environment could have a material negative impact on the Company's revenues.

  The Company's products and services are intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. The Company expects the healthcare industry to continue to change significantly in the future. Some of these changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the privacy of patient information, or the delivery of pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of the Company's products and services they purchase or the price they are willing to pay for the Company's products and services. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce the Company's income. Due to the diverse range of health care supply management and health care information technology products and services the Company offers, such changes may adversely impact the Company while not affecting some of the Company's competitors that offer a more narrow range of products and services.

Substantial defaults in payment or a material reduction in purchases of the Company's products by some large customers could have a significant negative impact on the Company's financial condition, results of operations and liquidity.

  The Company's recent strategy has been to build relationships with large customers that are achieving rapid growth. During the fiscal year ended March 31, 2000, sales to the Company's ten largest customers accounted for approximately 52% of the Company's total revenues. Sales to the Company's largest customer, Rite Aid Corporation, represented approximately 15% of the Company's fiscal 2000 revenues. A significant portion of the Company's increase in sales has been to a limited number of these large customers. Consequently, the Company's sales and credit concentration have significantly increased. Accordingly, any defaults in payment or a material reduction in purchases of the Company's products by these large customers could have a significant negative impact on the Company's financial condition, results of operations and liquidity.

The ability of the Health Care Information Technology business to attract and retain customers due to challenges in integrating software products and technological advances may significantly reduce the Company's revenues.

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

                              McKESSON HBOC, INC.

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

System errors and warranties in Health Care Information Technology business products could cause unforeseen liabilities.

  The Company's Health Care Information Technology business' systems are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. The Health Care Information Technology business' systems are intended to provide information for health care providers in providing health care to patients. Therefore, users of its products have a greater sensitivity to system errors than the market for software products generally. Failure of a client's system to perform in accordance with its documentation could constitute a breach of warranty and could require the Company to incur additional expense in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract.

                              McKESSON HBOC, INC.

                         FINANCIAL REVIEW--(Concluded)


The Company's business could be hindered if it is unable to complete and integrate acquisitions successfully.

  An element of the Company's business is to pursue strategic acquisitions that either expand or complement its business. The Company routinely reviews such potential acquisition opportunities and has historically engaged in numerous acquisitions. Integration of acquisitions, including the HBOC Transaction, involves a number of special risks. Such risks include:

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
McKesson HBOC, Inc:

  We have audited the accompanying consolidated balance sheets of McKessonHBOC, Inc. and subsidiaries (the "Company") as of March 31, 2000, 1999, and 1998, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for the years then ended. Our audits also included the supplementary consolidated financial statement schedule listed in Item 14(a). These consolidated financial statements and supplementary consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidated financial statement schedule based on our audits. The consolidated financial statements and supplementary consolidated financial statement schedule give retroactive effect to the acquisition by McKesson Corporation and subsidiaries of HBO & Company and subsidiaries ("HBOC") on January 12, 1999, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated financial statements or supplementary consolidated financial statement schedule of HBOC as of and for the year ended March 31, 1998 which consolidated financial statements reflected total assets of $1,698.9 million as of March 31, 1998, revenues of $1,429.2 million, and net income of $151.1 million for the year ended March 31, 1998. Those consolidated financial statements and supplementary consolidated financial statement schedule were audited by other auditors whose report (which expresses an unqualified opinion and includes an explanatory paragraph related to certain shareholder litigation) has been furnished to us, and our opinion, insofar as it relates to the amounts included for HBOC as of and for the year ended March 31, 1998, is based solely on the report of such other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2000, 1999, and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of other auditors, such supplementary consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Financial Note 18 to the consolidated financial statements, the Company is involved in certain shareholder litigation related to HBOC.

Deloitte & Touche LLP

San Francisco, California
May 19, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To McKesson HBOC, Inc.:

  We have audited the consolidated balance sheet of HBO & COMPANY (a Delaware corporation and a wholly-owned subsidiary of McKesson HBOC, Inc.) AND SUBSIDIARIES as of March 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows (not presented herein) for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HBO & Company and subsidiaries as of March 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule, valuation and qualifying accounts (not presented herein), is presented to comply with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

  As discussed in Note 18 to the consolidated financial statements, McKesson HBOC, Inc. is involved in certain shareholder litigation related to the Company.

Arthur Andersen LLP

Atlanta, Georgia
July 12, 1999

                              McKESSON HBOC, INC.

                       STATEMENTS OF CONSOLIDATED INCOME

                                                  Years Ended March 31
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
                                              (in millions except per share
                                                        amounts)
Revenues (Note 1)............................ $36,734.2  $30,028.7  $22,105.7
                                              ---------  ---------  ---------
Costs and Expenses (Note 4)
  Cost of sales..............................  34,411.8   27,629.5   19,947.1
  Selling....................................     356.7      444.9      413.1
  Distribution...............................     465.5      503.9      378.6
  Research & development.....................     112.6      114.7      112.5
  Administrative.............................   1,229.4    1,049.5      691.9
  Interest...................................     114.2      118.0      103.2
                                              ---------  ---------  ---------
    Total....................................  36,690.2   29,860.5   21,646.4
                                              ---------  ---------  ---------
Gain on equity investments (Note 3)..........     269.1        --         --
                                              ---------  ---------  ---------
Income from Continuing Operations Before
 Income Taxes and Dividends on Preferred
 Securities of Subsidiary Trust..............     313.1      168.2      459.3
Income taxes (Note 15).......................     122.3      101.4      177.9
                                              ---------  ---------  ---------
Income from Continuing Operations Before
 Dividends on Preferred Securities of
 Subsidiary Trust............................     190.8       66.8      281.4
Dividends on preferred securities of
 subsidiary trust, net of tax benefit of
 $4.0, $4.1 and $4.4 (Note 11)...............      (6.2)      (6.2)      (6.2)
                                              ---------  ---------  ---------
Income After Taxes
  Continuing operations......................     184.6       60.6      275.2
  Discontinued operations (Notes 2 and 9)....      23.2       24.3       29.4
  Discontinued operations (Notes 2 and 9)--
   Gain on sale of McKesson Water Products
   Company...................................     515.9        --         --
                                              ---------  ---------  ---------
Net Income................................... $   723.7  $    84.9  $   304.6
                                              =========  =========  =========
Earnings Per Common Share
Diluted
  Continuing operations...................... $    0.66  $    0.22  $    1.00
  Discontinued operations....................      0.08       0.09       0.10
  Discontinued operations--Gain on sale of
   McKesson Water Products Company...........      1.83        --         --
                                              ---------  ---------  ---------
    Total.................................... $    2.57  $    0.31  $    1.10
                                              =========  =========  =========
Basic
  Continuing operations...................... $    0.66  $    0.22  $    1.03
  Discontinued operations....................      0.08       0.09       0.11
  Discontinued operations--Gain on sale of
   McKesson Water Products Company...........      1.83        --         --
                                              ---------  ---------  ---------
    Total.................................... $    2.57  $    0.31  $    1.14
                                              =========  =========  =========
Shares on Which Earnings Per Common Share
 Were Based
  Diluted....................................     281.3      275.2      282.1
  Basic......................................     281.3      275.2      266.2

                              See Financial Notes.

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          March 31
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
                                                   (in millions except par
                                                           value)
Assets
Cash and cash equivalents (Note 1).............. $   548.9  $  233.7  $  564.4
Marketable securities available for sale (Note
 1).............................................      57.0      28.2     117.1
Receivables (Note 6)............................   3,034.5   2,552.0   1,931.8
Inventories (Note 7)............................   4,149.3   3,522.5   2,603.1
Prepaid expenses (Note 15)......................     175.8     116.4     101.7
                                                 ---------  --------  --------
  Total current assets..........................   7,965.5   6,452.8   5,318.1
                                                 ---------  --------  --------
Property, plant and equipment, net (Note 8).....     555.4     529.6     448.6
Capitalized software............................      92.2     106.9      77.2
Notes receivable................................     100.9      73.0      34.0
Goodwill and other intangibles..................   1,185.6   1,200.6     969.4
Net assets of discontinued operations...........       --      179.4     131.7
Other assets (Notes 15 and 16)..................     473.3     477.7     312.8
                                                 ---------  --------  --------
  Total assets.................................. $10,372.9  $9,020.0  $7,291.8
                                                 =========  ========  ========

Liabilities
Drafts payable.................................. $   205.6  $  417.7  $  283.6
Accounts payable--trade.........................   3,678.3   3,131.7   1,902.5
Deferred revenue................................     368.7     408.6     282.1
Short-term borrowings...........................       --       16.7      93.8
Current portion of long-term debt (Note 10).....      16.2     195.3      15.0
Salaries and wages..............................     115.5      93.0      93.7
Taxes (Note 15).................................     354.8      90.8      39.5
Interest and dividends..........................      33.9      34.7      30.1
Other...........................................     348.8     356.3     343.5
                                                 ---------  --------  --------
  Total current liabilities.....................   5,121.8   4,744.8   3,083.8
                                                 ---------  --------  --------
Postretirement obligations and other noncurrent
 liabilities (Note 16)..........................     245.7     258.6     241.3
Long-term debt (Note 10)........................   1,243.8     939.2   1,209.6
McKesson HBOC-obligated mandatorily redeemable
 preferred securities of subsidiary grantor
 trust whose sole assets are junior subordinated
 debentures of McKesson HBOC (Note 11)..........     195.8     195.6     195.4

Other Commitments and Contingent Liabilities
 (Note 18)

Stockholders' Equity
Common stock (400.0 shares authorized, 283.9,
 281.1 and 271.2 issued as of March 31, 2000,
 1999 and 1998, respectively; par value of $.01)
 (Note 14)......................................       2.8       2.8       2.7
Additional paid-in capital......................   1,791.1   1,725.7   1,330.9
Other...........................................    (126.1)   (107.7)    (59.1)
Retained earnings...............................   2,122.3   1,465.0   1,462.5
Accumulated other comprehensive losses..........     (97.1)    (57.7)    (54.9)
ESOP notes and guarantees (Note 16).............     (99.9)   (115.5)   (115.6)
Treasury shares, at cost (Note 14)..............     (27.3)    (30.8)     (4.8)
                                                 ---------  --------  --------
  Stockholders' equity..........................   3,565.8   2,881.8   2,561.7
                                                 ---------  --------  --------
  Total liabilities and stockholders' equity.... $10,372.9  $9,020.0  $7,291.8
                                                 =========  ========  ========

                              See Financial Notes.

                              McKESSON HBOC, INC.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                   Years Ended March 31, 2000, 1999 and 1998
                   (shares in thousands, dollars in millions)

                                                          Common
                                                          Stock      Additional
                                                      --------------  Paid-in
                                                      Shares  Amount  Capital
                                                      ------- ------ ----------
Balances, March 31, 1997............................  260,205  $2.6   $1,081.0
Issuance of shares under employee plans (Note 14)...   10,957   0.1      249.0
Employee Stock Ownership Plan (ESOP) note payments..
Translation adjustment..............................
Additional minimum pension liability, net of tax of
 $(2.2) (Note 16)...................................
Net income..........................................
Other (Note 16).....................................                       0.9
Cash dividends declared (Note 14)...................
                                                      -------  ----   --------
Balances, March 31, 1998............................  271,162   2.7    1,330.9

Issuance of shares under employee plans (Note 14)...    7,454   0.1      288.3
ESOP note payments..................................
Translation adjustment..............................
Additional minimum pension liability, net of tax of
 $(0.2) (Note 16)...................................
Net income..........................................
Sale of shares to ESOP..............................    1,346            105.2
Other (Note 16).....................................    1,161              1.3
Cash dividends declared (Note 14)...................
                                                      -------  ----   --------
Balances, March 31, 1999............................  281,123   2.8    1,725.7

Issuance of shares under employee plans (Note 14)...    2,745             61.4
ESOP note payments..................................
Translation adjustment..............................
Additional minimum pension liability, net of tax of
 $0.2 (Note 16).....................................
Net income..........................................
Acquisition of Abaton.com (Note 2)..................                       8.1
Unrealized loss on investments, net of tax of $23.8
 (Note 3)...........................................
Other (Note 16).....................................                      (4.1)
Cash dividends declared (Note 14)...................
                                                      -------  ----   --------
Balances, March 31, 2000............................  283,868  $2.8   $1,791.1
                                                      =======  ====   ========


                              See Financial Notes.

                     Accumulated                Treasury
                        Other     ESOP Notes --------------
 Other    Retained  Comprehensive    and     Common          Stockholders' Comprehensive
Capital   Earnings     Losses     Guarantees Shares  Amount     Equity        Income
-------   --------  ------------- ---------- ------  ------  ------------- -------------
$ (23.5)  $1,219.2     $(50.9)     $(118.3)  (1,224) $(28.3)   $2,081.8
  (35.6)                                      1,045    23.5       237.0
                                       2.7                          2.7
                         (0.6)                                     (0.6)      $ (0.6)

                         (3.4)                                     (3.4)        (3.4)
             304.6                                                304.6        304.6
               0.7                                                  1.6
             (62.0)                                               (62.0)
-------   --------     ------      -------   ------  ------    --------       ------
  (59.1)   1,462.5      (54.9)      (115.6)    (179)   (4.8)    2,561.7       $300.6
                                                                              ======
  (48.6)                                       (360)  (26.0)      213.8
                                       0.1                          0.1
                         (2.5)                                     (2.5)        (2.5)

                         (0.3)                                     (0.3)        (0.3)
              84.9                                                 84.9         84.9
                                                                  105.2
               2.5                                                  3.8
             (84.9)                                               (84.9)
-------   --------     ------      -------   ------  ------    --------       ------
 (107.7)   1,465.0      (57.7)      (115.5)    (539)  (30.8)    2,881.8       $ 82.1
                                                                              ======
  (18.4)                                        (92)   (3.0)       40.0
                                      15.6                         15.6
                         (3.7)                                     (3.7)        (3.7)

                          0.3                                       0.3          0.3
             723.7                                                723.7        723.7
                                                                    8.1

                        (36.0)                                    (36.0)       (36.0)
               1.1                              116     6.5         3.5
             (67.5)                                               (67.5)
-------   --------     ------      -------   ------  ------    --------       ------
$(126.1)  $2,122.3     $(97.1)     $ (99.9)    (515) $(27.3)   $3,565.8       $684.3
=======   ========     ======      =======   ======  ======    ========       ======

                              McKESSON HBOC, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                       Years Ended March 31
                                                    ---------------------------
                                                      2000      1999     1998
                                                    ---------  -------  -------
                                                          (in millions)
Operating Activities
 Income from continuing operations................  $   184.6  $  60.6  $ 275.2
 Adjustments to reconcile to net cash provided
  (used) by operating activities:
    Depreciation..................................      116.2    103.9     89.8
    Amortization of intangibles and capitalized
     software held for sale.......................       85.1     66.9     56.1
    Provision for bad debts.......................      116.1     80.5     11.1
    Deferred taxes on income......................       26.5    (33.0)    48.1
    Other noncash (Note 4)........................      103.9    314.5    131.6
                                                    ---------  -------  -------
        Total.....................................      632.4    593.4    611.9
                                                    ---------  -------  -------
 Effects of changes in:
    Receivables...................................     (732.5)  (678.6)  (223.6)
    Inventories...................................     (629.8)  (894.2)  (296.9)
    Accounts and drafts payable...................      296.1  1,268.6     55.3
    Taxes.........................................       40.1    (46.1)    99.9
    Deferred revenue..............................       14.0    126.5     80.9
    Other.........................................      (23.2)  (113.4)  (104.7)
                                                    ---------  -------  -------
        Total.....................................   (1,035.3)  (337.2)  (389.1)
                                                    ---------  -------  -------
        Net cash provided (used) by continuing
         operations...............................     (402.9)   256.2    222.8
 Discontinued operations (Notes 2 and 9)..........      (13.1)   (23.6)     0.5
                                                    ---------  -------  -------
        Net cash provided (used) by operating
         activities...............................     (416.0)   232.6    223.3
                                                    ---------  -------  -------
Investing Activities
 Purchases of marketable securities...............     (161.1)   (27.9)  (118.3)
 Maturities of marketable securities..............      162.8    117.9    179.0
 Property acquisitions............................     (145.1)  (199.2)  (166.4)
 Properties sold..................................       14.9     22.3     19.4
 Proceeds from sales of subsidiaries and
  investments (Note 2)............................    1,077.9      --       1.8
 Notes receivable issuances, net..................      (36.9)   (32.9)     0.4
 Acquisitions of businesses, less cash and short-
  term investments acquired (Note 2)..............     (128.9)  (277.8)  (177.5)
 Other............................................     (128.8)  (188.1)  (133.1)
                                                    ---------  -------  -------
        Net cash provided (used) by investing
         activities...............................      654.8   (585.7)  (394.7)
                                                    ---------  -------  -------
Financing Activities (Notes 10, 11 and 14)
 Proceeds from issuance of debt...................      379.4     82.7    446.7
 Repayment of debt................................     (267.3)  (189.5)  (215.7)
 Dividends paid on convertible preferred
  securities......................................      (10.0)   (10.0)   (10.3)
 Capital stock transactions:
 Issuances........................................       26.2    224.9    147.8
 ESOP note payments...............................       15.6      0.1      2.6
 Dividends paid...................................      (67.5)   (84.8)   (58.8)
 Other............................................        --      (1.0)    (8.1)
                                                    ---------  -------  -------
        Net cash provided by financing activities.       76.4     22.4    304.2
                                                    ---------  -------  -------
 Net Increase (Decrease) in Cash and Cash
  Equivalents.....................................      315.2   (330.7)   132.8
 Cash and Cash Equivalents at beginning of year...      233.7    564.4    431.6
                                                    ---------  -------  -------
 Cash and Cash Equivalents at end of year.........  $   548.9  $ 233.7  $ 564.4
                                                    =========  =======  =======

                              See Financial Notes.

                              McKESSON HBOC, INC.

                                FINANCIAL NOTES

1. Significant Accounting Policies

  The consolidated financial statements of McKesson HBOC, Inc. ("McKesson HBOC" or the "Company") include the financial statements of all majority-owned companies, except those classified as discontinued operations. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

  The Company is organized under three operating segments, Health Care Supply Management, Health Care Information Technology, and e-Health. Within the United States and Canada, the Health Care Supply Management segment is a leading wholesale distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products principally to chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers. The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to health care organizations throughout the United States and certain foreign countries. The e-Health segment provides internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

  Marketable Securities Available for Sale are carried at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders' equity. The investments mature on various dates through fiscal 2001.

  Inventories are stated at the lower of cost or market. Inventories of the Health Care Supply segment consist of merchandise held for resale with the majority of the cost of domestic inventories determined on the last-in first-out (LIFO) method and international inventories stated at average cost. Health Care Information Technology segment inventories consist of computer hardware with cost determined either by the specific identification or first-in, first-out (FIFO) method.

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

  The Company capitalized software development costs of $54.5 million, $56.3 million, and $41.8 million in fiscal 2000, 1999, and 1998, respectively. Amortization of capitalized software costs totaled $32.2 million, $25.9 million and $21.3 million in 2000, 1999, and 1998, respectively. Royalty fees of $18.2 million, $39.0 million and $32.1 million, were expensed in 2000, 1999 and 1998, respectively, for software provided by third-party business partners.

                              McKESSON HBOC, INC.

  The Company adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as of April 1, 1998. The impact of the adoption was not material to the Company's consolidated financial position, results of operations or cash flows. Capitalized software of the Health Care Supply Management segment, included in other assets, reflects costs related to internally developed or purchased software for projects with costs in excess of $250,000 that are capitalized and amortized on a straight-line basis over estimated useful lives not exceeding seven years.

  Goodwill and Other Intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 3 to 40 years. Negative goodwill arising from the fiscal 1997 acquisition of the FoxMeyer business is being amortized over a five-year period. Accumulated amortization balances netted against goodwill and other intangibles were $178.7 million, $172.3 million, and $131.3 million at March 31, 2000, 1999 and 1998, respectively.

  Long-lived Assets. The Company periodically assesses the recoverability of the cost of its long-lived assets, including goodwill. Measurement of impairment losses for long-lived assets, including goodwill, that the Company expects to hold and use is based on estimated fair values of the assets. Estimates of fair values are based on quoted market prices, when available, the results of valuation techniques utilizing discounted cash flows (using the lowest level of identifiable cash flows) or fundamental analysis. Long-lived assets to be disposed of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less costs to sell. See Financial Note 4 for charges the Company has recorded related to the impairment of assets.

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

  Revenue Recognition. Revenues of the Health Care Supply Management segment are recognized when products are shipped or services are provided to customers. Included in these revenues are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby the Company acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. These sales totaled $8.7 billion in 2000, $6.8 billion in 1999 and $2.8 billion in 1998.

  Revenues of the Health Care Information Technology segment are generated primarily by licensing software systems, and providing outsourcing and professional services. Software systems are marketed under equipment purchase and software license agreements as well as service agreements. Perpetual or one-time software arrangements are recognized at the time of delivery or under the contract method in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and SOP 81-1 "Accounting for Performance of Construction-Type and Certain Product-Type Contracts," based on the terms and conditions in the contract. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined. Hardware is generally recognized upon delivery. Multi-year software license agreements are recognized ratably over the term of the agreement. Implementation fees are recognized as the work is performed or on the contract method. Maintenance and support agreements are marketed under annual or multiyear agreements and are recognized ratably over the period covered by the agreements. Remote processing services are recognized monthly as the work is performed. Outsourcing services are recognized as the work is performed or on the contract method.

                              McKESSON HBOC, INC.

  The Company also offers its products on an application service provider ("ASP") basis, making available Company software functionality on a remote processing basis from the Company's data centers. The data centers provide system and administrative support as well as processing services. Revenue on products sold on an ASP basis is recognized on a monthly basis over the term of the contract.

  On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB101"), which provided guidance on certain revenue recognition practices. The Company has reviewed SAB101 and does not anticipate any material changes to its revenue recognition policies as a result of the adoption of SAB101.

  Also included in revenues is interest income of $21.7 million, $37.8 million, and $37.4 million in fiscal 2000, 1999 and 1998, respectively.

  Income Taxes. The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

  Employee Stock Options. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". See Financial Note 14 for the disclosures of pro forma earnings and earnings per share had the fair value method been used to account for stock-based employee compensation plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

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

  In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's fiscal year 2002. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its consolidated financial statements.

                              McKESSON HBOC, INC.

2. Acquisitions, Investments and Divestitures

 Fiscal 2000 Acquisitions:

  On November 2, 1999, the Company completed the acquisition of Abaton.com, a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of approximately $8 million of employee stock incentives. Goodwill and other intangibles related to the acquisition of $101 million are being amortized on a straight-line basis over periods ranging from three to seven years. A charge of $1.5 million was recorded to write off the portion of the purchase price of Abaton.com allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation which utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date.

  In fiscal 2000, the Company also made a number of smaller acquisitions including eight distributors of first-aid products, a provider of systems that adjudicate third party prescription claims and three health care information technology businesses. The aggregate cost of these acquisitions, accounted for as purchases, totaled approximately $34.1 million. The aggregate excess of purchase price over the fair value of net assets acquired of $34.9 million is being amortized on a straight-line basis over periods ranging from 6 to 20 years. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates.

 Fiscal 1999 Acquisitions:

  HBOC Transaction

  On January 12, 1999, McKesson Corporation ("McKesson") completed the acquisition of HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of McKesson common stock for all of the issued and outstanding shares of common stock of HBOC
(the "HBOC Transaction"). Each share of HBOC stock was exchanged for 0.37 of a share of McKesson common stock (the "Exchange Ratio"). McKesson was renamed McKesson HBOC, Inc. The transaction was structured as a tax-free reorganization and was accounted for as a pooling of interests.

  In April 1999, the Company discovered improper accounting practices at HBOC. In July, 1999, the Audit Committee of the Company's Board of Directors completed an investigation into such matters (the "Investigation"), which resulted in the previously reported restatement of the Company's historical consolidated financial statements related to HBOC (pre-acquisition) in fiscal 1999, 1998 and 1997. In fiscal 2000, the Company incurred costs in connection with the Investigation and the resulting restatement of the historical consolidated financial statements, and pending litigation (see Financial Note
18) and recorded charges of $18.9 million for accounting and legal fees and other costs.

  Other Poolings of Interests

  In addition to the HBOC Transaction, the following acquisitions were accounted for under the pooling of interests method:

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

                              McKESSON HBOC, INC.

  In September 1998, the Company acquired Automated Prescription Systems, Inc., a manufacturer of automated prescription filling and dispensing systems, for approximately 1.4 million shares of Company common stock.

  In October 1998, the Company acquired US Servis, Inc., a professional management company that provides outsourcing services for physician delivery systems and hospital business offices, for the equivalent, after application of the Exchange Ratio, of approximately 700,000 shares of Company common stock.

  In October 1998, the Company completed the acquisition of IMNET Systems, Inc., a provider of electronic information and document management solutions for the health care industry, for the equivalent of approximately 3.6 million shares of Company common stock and 0.6 million Company stock options.

  In December 1998, the Company acquired Access Health, Inc., a provider of clinically based care management programs and health care information services, for the equivalent of approximately 12.7 million shares of Company common stock.

  In connection with the fiscal 1999 acquisitions discussed above, the Company incurred transaction costs, primarily consisting of professional fees such as investment banking, legal and accounting fees of $84.6 million, including $6.6 million of transaction costs associated with various terminated transactions which had been explored by the Company. In addition, the Company incurred acquisition-related employee benefit costs of $88.7 million, primarily related to benefits received by employees in connection with change of control provisions, signing and retention bonuses and retirement and employee benefits.

  Purchase Transactions

  The following fiscal 1999 acquisitions were accounted for under the purchase method and the results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates:

  In September 1998, the Company acquired MedManagement LLC, a pharmacy management, purchasing, consulting and information services company, for approximately $38 million in cash. The acquisition was funded with debt. The excess of the purchase price over the fair value of the net assets acquired of $41 million is being amortized on a straight-line basis over 20 years.

  In November 1998, the Company acquired RedLine HealthCare Corporation ("RedLine"), a distributor of medical supplies and services to the extended-care industry, including long-term-care and home-care sites for approximately $233 million in cash. The acquisition was funded with debt. The valuation of the RedLine net assets acquired included the recognition of liabilities totaling $5.8 million related to closures of duplicate facilities, and involuntary termination and relocation benefits. The excess of the purchase price over the fair value of the net assets acquired of $149 million is being amortized on a straight-line basis over 40 years.

  In fiscal 1999, the Company also made a number of smaller acquisitions including six distributors of first-aid products. The aggregate cost of these acquisitions, accounted for as purchases, totaled approximately $35 million.

 Fiscal 1998 Acquisitions:

  Poolings of Interests

  In June 1997, the Company completed the acquisition of AMISYS Managed Care Systems, Inc. ("AMISYS"), a provider of information systems for managed care entities and other parties that assume financial risk for healthcare populations, for the equivalent of approximately 4.0 million shares of Company common stock.

                              McKESSON HBOC, INC.

  Also in June 1997, the Company completed the acquisition of Enterprise Systems, Inc. ("ESi"), a developer of resource management solutions, for the equivalent of approximately 5.6 million shares of Company common stock.

  In December 1997, the Company completed the acquisition of HPR, Inc. ("HPR"), a provider of clinical information systems for the managed care industry, for the equivalent of approximately 6.8 million shares of Company common stock.

  Also in December 1997, the Company completed the acquisition of National Health Enhancement Systems, Inc. ("NHES"), a provider of health care information technology solutions specializing in demand and disease management products, for the equivalent of approximately 1.3 million shares of Company common stock.

  In connection with the acquisitions discussed above, which were accounted for as poolings of interests, the Company incurred transaction costs, primarily consisting of professional fees such as investment banking, legal and accounting fees of $16.0 million. The Company also incurred $16.7 million of transaction costs associated with the terminated merger with AmeriSource Health Corporation.

  In addition, the Company incurred costs of $1.4 million during the year ended March 31, 1998, primarily related to benefits received by employees in connection with change of control provisions associated with the acquisitions.

  Purchase Transactions

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

  In October 1997, the Company acquired AT&T's UK Specialist Health Care Services Division ("ATT-UK"), a provider of software solutions and remote processing services for financial and payroll needs of health care providers in the United Kingdom for approximately $30 million in cash. In connection with the acquisition, the Company wrote off $7.7 million of purchase price allocated to in-process technology based on an independent appraisal of the business. These costs were expensed as of the acquisition date.

  In fiscal 1998, the Company also made a number of smaller acquisitions including six distributors of first-aid products, two distributors of medical/surgical supplies, and a pharmaceuticals distributor. The aggregate cost of these acquisitions, accounted for as purchases, amounted to approximately $20 million.

 Divestiture

  On February 29, 2000, the Company sold its wholly-owned subsidiary, McKesson Water Products Company (the "Water Products business") to Groupe Danone for approximately $1.1 billion in cash and recognized an after-tax gain of $515.9 million. The taxes related to this transaction have been accrued and are scheduled to be paid in fiscal 2001. All of the net assets and results of operations of the Water Products business have been classified as discontinued operations and all prior years restated accordingly. See Financial Note 9.

                              McKESSON HBOC, INC.

3. Gains on Equity Investments

  In November 1999, the Company received 4.5 million shares of Healtheon/WebMD common stock and 8.4 million warrants to purchase Healtheon/WebMD common stock in exchange for its shares and warrants of WebMD, as a result of the November 11, 1999 merger between Healtheon Corporation and WebMD, Inc. The Company recorded gains on the exchange of the common stock based on the November 11, 1999 closing market price and on the warrants at fair value using the Black-Scholes valuation method.

  Subsequently in fiscal 2000, the Company donated 250,000 shares of Healtheon/WebMD common stock to the McKesson HBOC Foundation and sold the remaining Healtheon/WebMD common shares. As a result of these transactions, the Company recognized gains related to the investment in Healtheon/WebMD of $248.8 million of which $155.4 million was realized. The remaining gain of $93.4 million, which resulted from the November 11, 1999 exchange of warrants, had not been realized as of March 31, 2000. The Company's warrants to purchase Healtheon/WebMD common stock have been classified as "available-for-sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The estimated fair value of the warrants declined from $93.4 million as of November 11, 1999 to $32.3 million as of March 31, 2000, resulting in an unrealized loss of $61.1 million, which is included in stockholders' equity. As of May 19, 2000, the estimated fair value of the warrants further declined to $14.7 million. The warrants have exercise prices ranging from $11.14 to $50.86 and expire on September 1, 2004. In addition, other equity investments were sold during the year at a gain of $20.3 million, and a $9.8 million charge was recorded in administrative expense to reflect the donation of the Healtheon/WebMD common stock to the McKesson HBOC Foundation.

4. Restructuring and Asset Impairments

  In fiscal 2000, 1999 and 1998 the Company recorded charges and adjustments for restructuring and asset impairments of $232.7 million, $140.3 million and $54.3 million, respectively. The major components of the charges are as follows:

                                                            2000    1999  1998
                                                           ------  ------ -----
                                                              (in millions)
   Write-down of assets................................... $234.2  $ 91.2 $36.1
   Other exit-related costs...............................   (5.7)   17.2   0.7
   Severance..............................................    4.2    31.9  17.5
                                                           ------  ------ -----
                                                           $232.7  $140.3 $54.3
                                                           ======  ====== =====

 Fiscal 2000

Health Care Supply Management

  In the fourth quarter of fiscal 2000, the Company reviewed the operations and cost structure of the Health Care Supply Management's medical-surgical business. This resulted in the planned closure of a sales office and a workforce reduction. The Company recorded a $0.6 million charge for exit-related costs and a severance charge of $2.3 million relating to the termination of approximately 200 employees primarily in warehouse, administrative and sales functions. The employees will be terminated in fiscal 2001. Severance of $2.1 million will be paid in fiscal 2001, and the remaining severance will be paid in fiscal 2002.

  In addition, the Company reassessed prior years' restructuring plans resulting in the decision to retain one of the six pharmaceutical distribution centers identified for closure in fiscal 1999, and to reduce the number of medical-surgical distribution center closures. The Company also announced and completed the closure of one

                              McKESSON HBOC, INC.

additional pharmaceutical distribution center in fiscal 2000. The Company recorded income of $6.9 million and $1.2 million for net reductions of prior year-reserves for exit-related activities and severance, respectively, and charges of $1.5 million for additional asset impairments associated with closed distribution centers ($0.7 million for receivables and $0.8 million for inventories).

  In fiscal 2000, the Company completed the closures of three pharmaceutical distribution centers, including the additional distribution center mentioned above. In addition, the realignment of the sales organization was completed and certain back office functions were eliminated. This resulted in the termination of approximately 200 employees and the payment of $3.6 million in severance. The Company also completed the closures of three medical-surgical distribution centers and paid $1.0 million in severance to approximately 100 employees who were terminated in fiscal 1999 and 2000. In addition, the Company paid $2.6 million in costs incurred in connection with the distribution center closures and also real estate property taxes, rents, utility and other costs for the facilities subsequent to termination of operations. The Company plans to continue these closure activities throughout fiscal 2001.

Health Care Information Technology

  In the fourth quarter of fiscal 2000, the Company completed an assessment of the Health Care Information technology's business and product portfolio. This resulted in the decision to reorganize the business and to discontinue overlapping or nonstrategic product offerings. The Company recorded charges of $232.7 million for asset impairments. These included charges to write off $49.1 million of capitalized software development costs, $39.3 million of purchased software and $50.7 million of goodwill associated with the discontinued product lines based upon an analysis of discounted cash flows. In addition, a $74.1 million reserve was recorded for customer settlements (forgiveness of accounts receivable, customer credits and refunds) attributable to the discontinued product lines. The Company also recorded a $9.4 million loss on the disposition of a non-core foreign operation, and a $7.7 million charge for uncollectible unbilled receivables and $2.4 million charge for obsolete equipment associated with the discontinued products. Substantially all of the charges were non-cash asset write-offs except for the customer settlements. In addition, a charge of $0.6 million was recorded for costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations and other exit-related activities. In fiscal 2000, the Company paid $0.5 million in rent costs for office space abandoned in prior years.

  The Company also recorded a $3.9 million severance charge related to the product streamlining and reorganization. The fiscal 2000 charge relates to approximately 300 employees, primarily in product development and support and administrative functions who were terminated at the end of fiscal 2000. Substantially all of the severance will be paid in fiscal 2001. In addition, the Company recorded income of $0.8 million to reduce prior-year reserves for severance, in this segment.

  As a result of the Health Care Information Technology segment's reorganization and product streamlining, sales, development and support activities for certain discontinued products ceased at fiscal year-end and activities associated with the remaining discontinued products will be phased out within twelve months. The Company estimates that future revenues and costs associated with the discontinued products will be reduced or eliminated, but they are not expected to materially impact fiscal 2001 revenues and operating profit.

  To reflect the items discussed above, charges of $0.8 million have been recorded in cost of sales and $234.8 million have been recorded in administrative expenses. In addition, income of $0.3 million and $2.6 million have been recorded in selling expenses and distribution expenses, respectively.

                                 McKESSON HBOC

 Fiscal 1999

Health Care Supply Management

  In fiscal 1999, the Company identified six distribution centers for closure of which one distribution center was shut down by March 31, 1999. The Company recorded a charge of $25.5 million related to such closures. Of this charge, $21.7 million was required to reduce the carrying value of facility assets to their estimated fair value less disposal costs, and $3.8 million was related to computer hardware and software which will no longer be used at such facilities. Fair value was determined based on sales of similar assets, appraisals, and/or other estimates such as discounting of estimated future cash flows. Considerable management judgment is necessary to estimate fair values, accordingly, actual results could vary significantly from such estimates. Also related to such closures, a charge of $17.2 million was recorded for other exit-related costs. These primarily consist of costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations, as well as the write-off of costs related to duplicate assets which do not have future use by the Company. Of the above charges, $25.5 million were non-cash asset write-offs. Also, in connection with the previously discussed reassessment of this plan in fiscal 2000, the Company recorded income of $6.9 million in fiscal 2000 as a result of reducing previously recorded exit-related reserves offset in part, by additional asset impairments of $1.5 million.

  As part of this plan, the Company recorded a severance charge of $13.3 million for workforce reductions. The severance charge relates to the termination of approximately 1,000 employees, primarily in distribution centers and associated back-office functions. Severance of $2.7 million was paid during fiscal 1999 in connection with the termination of approximately 100 distribution center employees, $4.6 million was paid in fiscal 2000 to approximately 300 employees, primarily in distribution centers, sales and associated back-office functions, and the balance will be paid in fiscal 2001. In addition, $1.2 million, primarily associated with a reduction in estimated terminations of approximately 100 employees, was recorded as income in fiscal 2000, as a result of the previously discussed reassessment of this restructuring plan.

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

  In order to effect these plans, the Company identified workforce reductions, including both acquired company and Company personnel, and recorded severance costs of $18.6 million (net of a $3.0 million reversal of previously recorded severance obligations which were determined to be in excess). The severance charge relates to the termination of approximately 550 employees, primarily in development and administrative functions. Severance of $6.4 million and $10.3 million was paid during fiscal 1999 and 2000, respectively, primarily under salary continuance arrangements. Severance of $0.8 million will be paid in fiscal 2001 and the balance will be paid in 2002.

  In addition, duplicate facilities, products and internal systems were identified for elimination, resulting in charges of $22.2 million, relating principally to the write-off of capitalized costs, lease termination costs, and royalty agreements which were terminated at a cost of $12.0 million because products subject to minimum royalty payments to third parties were replaced with acquired products. In addition, following the HBOC Transaction, the Company evaluated the performance of a foreign business and elected to shut down its facility. Charges of $11.6 million were recorded, principally related to the write-off of goodwill to fair value based on

                                 McKESSON HBOC
discounted cash flows. Revenues and net operating income for this foreign business were not significant in fiscal 1999. Certain investments became impaired during fiscal 1999 and were written down by $4.3 million to their net realizable values based primarily on discounted cash flows, and other reserves of $4.1 million were recorded to cover customer and other claims arising out of the acquisitions. Substantially all of the above charges were non-cash asset write-offs.

  The charges discussed above have been recorded in selling, distribution and administrative expenses. During fiscal 1999, there were no significant changes in estimates or recharacterizations of amounts from restructuring reserves recorded in prior years, except for the $3.0 million reversal described above.

 Fiscal 1998

Health Care Supply Management

  The Company recorded a charge of $9.4 million for workforce reductions announced in fiscal 1998. The severance charge relates to the termination of approximately 600 employees, primarily in distribution center and back-office functions. Approximately 200 of these employees were terminated, and $2.8 million of severance costs were paid during fiscal 1998. The remaining employees were terminated, and the remaining severance was paid, in fiscal 1999. In addition, $3.7 million was recorded due to the loss on the sale of an investment, and a charge of $0.7 million was recorded associated with the closure of a facility in Canada.

Health Care Information Technology

  In fiscal 1998, the Health Care Information Technology segment completed several acquisitions. In connection with these acquisitions, duplicate products, facilities and internal systems were eliminated and, employees were terminated. In addition, a minority investment became impaired.

  The Company identified workforce reductions, including both acquired company and Company personnel, and recorded severance costs of $8.1 million. Severance of $4.6 million was paid during fiscal 1998 to approximately 100 employees who were terminated in that year, and the remaining severance was paid in fiscal 1999.

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

                                 McKESSON HBOC

 Summary of Reserve Balances

  A roll-forward of the reserves for severance and exit-related activities from March 31, 1997 to March 31, 2000, by operating segment, follows:

                                 Health Care                Health Care
                              Supply Management       Information Technology
                            ---------------------- -----------------------------
                            Severance Exit-Related Severance Exit-Related Total
                            --------- ------------ --------- ------------ ------
                                               (in millions)
   Balance, March 31,
    1997...................   $  --      $ 9.5      $  3.2      $ 1.9     $ 14.6
   Fiscal 1998 Charges.....     9.4        0.7         8.1                  18.2
   Severance amounts paid
    during the year........    (2.8)                  (7.8)                (10.6)
   Costs paid during the
    year...................               (4.5)                  (0.8)      (5.3)
                              -----      -----      ------      -----     ------
   Balance, March 31,
    1998...................     6.6        5.7         3.5        1.1       16.9
   Fiscal 1999 Charges.....    13.3       17.2        21.6                  52.1
   Adjustments.............                           (3.0)                 (3.0)
   Severance amounts paid
    during the year........    (9.3)                  (9.9)                (19.2)
   Costs paid during the
    year...................               (3.9)                  (0.5)      (4.4)
                              -----      -----      ------      -----     ------
   Balance, March 31,
    1999...................    10.6       19.0        12.2        0.6       42.4
   Fiscal 2000 Charges.....     2.3        0.6         3.9        0.6        7.4
   Adjustments.............    (1.2)      (6.9)       (0.8)                 (8.9)
   Severance amounts paid
    during the year........    (4.6)                 (10.3)                (14.9)
   Costs paid during the
    year...................               (2.6)                  (0.5)      (3.1)
                              -----      -----      ------      -----     ------
   Balance, March 31,
    2000...................   $ 7.1      $10.1      $  5.0      $ 0.7     $ 22.9
                              =====      =====      ======      =====     ======

  The remaining balances at March 31, 2000 relate primarily to charges recorded in fiscal 2000 and 1999, with the exception of $0.8 million of exit-related costs associated with the fiscal 1997 plan. The reserves for other exit-related items consist of costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

5. Off-Balance Sheet Risk and Concentrations of Credit Risk

  Trade receivables subject the Company to a concentration of credit risk with customers in the retail and institutional sectors. A significant proportion of the Company's increase in sales has been to a limited number of large customers. Consequently, the Company's credit concentration has increased. Accordingly, any defaults in payment by these large customers could have a significant negative impact on the Company's financial condition, results of operations and liquidity. At March 31, 2000, receivables from the Company's ten largest customers accounted for approximately 37% of total customer accounts receivable. Fiscal 2000 sales to, and March 31, 2000 receivables from, the Company's largest customer, Rite Aid Corporation, represented approximately 15% of consolidated sales and 11% of consolidated receivables, respectively.

  At March 31, 2000, the Company had an $850 million committed receivables sales facility which was fully available as of March 31, 2000. The Company's accounts receivable sales program accommodated the sale by the Company in March 1999 and 1998, of $400.0 million and $299.9 million, respectively, of undivided interests in the Company's trade accounts receivable. The program qualifies for sale treatment under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The sales were recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions.

                                 McKESSON HBOC

  The Company's Canadian subsidiary, Medis, has agreements with certain of its customers' financial institutions under which Medis has the option to repurchase certain inventory in the event the customers are unable to meet certain obligations to the financial institutions. Medis has also agreed to guarantee the payment of a major customer's leases. The amounts related to these guarantees were approximately $59.2 million for the inventory and $10.2 million for the lease obligations at March 31, 2000.

  The Company's U.S. pharmaceutical distribution business has entered into agreements to provide loans to certain customers some of which are on a revolving basis. As of March 31, 2000, a total of $81.0 million of these commitments remained outstanding, of which $38.7 million were reflected as other receivables and notes receivable on the consolidated balance sheet. Under the terms of the loans, the Company has a security interest in the assets of the customers. In addition, the Company has agreed to guarantee customer loans of $40 million.

6. Receivables

                                                            March 31
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in millions)
   Customer accounts.............................. $2,847.4  $2,290.0  $1,774.0
   Other..........................................    462.0     442.6     240.8
                                                   --------  --------  --------
     Total........................................  3,309.4   2,732.6   2,014.8
   Allowances.....................................   (274.9)   (180.6)    (83.0)
                                                   --------  --------  --------
     Net.......................................... $3,034.5  $2,552.0  $1,931.8
                                                   ========  ========  ========

  The allowances are for uncollectible accounts, discounts, returns, refunds and other adjustments.

7. Inventories

  The LIFO method was used to value approximately 87%, 86% and 82% of the inventories at March 31, 2000, 1999 and 1998, respectively. Inventories before the LIFO cost adjustment, which approximates replacement cost, were $4,397.2 million, $3,762.5 million and $2,844.9 million at March 31, 2000, 1999 and 1998, respectively.

8. Property, Plant and Equipment, net

                                                            March 31
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
                                                          (in millions)
   Land............................................ $   34.5  $   37.0  $  35.1
   Building, machinery and equipment...............  1,115.1   1,029.1    882.8
                                                    --------  --------  -------
   Total property, plant and equipment.............  1,149.6   1,066.1    917.9
   Accumulated depreciation........................   (594.2)   (536.5)  (469.3)
                                                    --------  --------  -------
   Property, plant and equipment, net.............. $  555.4  $  529.6  $ 448.6
                                                    ========  ========  =======

                              McKESSON HBOC, INC.

9. Discontinued Operations

  The net assets (liabilities) of discontinued operations were as follows:

                                                               March 31
                                                          ---------------------
                                                          2000    1999    1998
                                                          -----  ------  ------
                                                             (in millions)
   Total assets.......................................... $ 0.6  $242.6  $191.5
   Total liabilities.....................................  (2.1)  (63.2)  (59.8)
                                                          -----  ------  ------
     Net assets (liabilities)............................ $(1.5) $179.4  $131.7
                                                          =====  ======  ======

  At March 31, 2000, the net liabilities of discontinued operations are included in other current liabilities. Assets consist primarily of land held for sale and investments in affiliates. Liabilities consist primarily of other accrued liabilities.

  At March 31, 1999 and 1998, assets of discontinued operations consist primarily of receivables, inventory, property, plant and equipment and goodwill of the Water Products business. Liabilities of discontinued operations consist primarily of accounts payable and other accrued liabilities of the Water Products business.

  Results of discontinued operations were as follows:

                                                        Years Ended March 31
                                                        ----------------------
                                                         2000    1999    1998
                                                        ------  ------  ------
                                                           (in millions)
  Revenues...........................................   $366.3  $355.1  $313.8
                                                        ======  ======  ======
  Discontinued operations before taxes...............   $ 38.3  $ 40.1  $ 47.2
  Provision for taxes on income......................    (15.1)  (15.8)  (17.8)
                                                        ------  ------  ------
    Discontinued operations..........................     23.2    24.3    29.4
  Gain on sale of Water Products business, net of tax
   of $333.9.........................................    515.9     --      --
                                                        ------  ------  ------
    Total............................................   $539.1  $ 24.3  $ 29.4
                                                        ======  ======  ======

  Discontinued operations in fiscal 2000, 1999 and 1998 include the operations of the Water Products business.

                              McKESSON HBOC, INC.

10. Long-Term Debt

                                                              March 31
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (in millions)
   ESOP related debt...............................  $   99.9 $  115.5 $  115.6
   4.50% exchangeable subordinated debentures due
    2004...........................................      28.1     37.3    113.3
   8.91 % Ser. A Senior Notes due 2005.............     100.0      --       --
   8.95 % Ser. B Senior Notes due 2007.............      20.0      --       --
   9.13 % Ser. C Senior Notes due 2010.............     215.0      --       --
   6.60% Notes due 2000............................       --     175.0    175.0
   6.875% Notes due 2002...........................     175.0    175.0    175.0
   6.55% Notes due 2002............................     125.0    125.0    125.0
   6.30% Notes due 2005............................     150.0    150.0    150.0
   6.40% Notes due 2008............................     150.0    150.0    150.0
   7.65% Debentures due 2027.......................     175.0    175.0    175.0
   5.375% to 5.85% IDRBs due through 2026..........       9.0      9.0     11.8
   Capital lease obligations (averaging 7.85%).....       9.9     19.0      6.3
   Other, 7.0% to 10.875%, due through 2021........       3.1      3.7     27.6
                                                     -------- -------- --------
     Total Debt....................................   1,260.0  1,134.5  1,224.6
   Less current portion............................      16.2    195.3     15.0
                                                     -------- -------- --------
     Total Long-Term Debt..........................  $1,243.8 $  939.2 $1,209.6
                                                     ======== ======== ========

  The Company has a revolving credit agreement with several domestic and international banks whereby the banks commit $400 million borrowing availability at the reference rate (9% at March 31, 2000) or money market-based rates. The agreement expires in fiscal 2004. The Company has an additional $875 million available for general purposes under a facility with a duration of 364 days or less which is due to expire on October 20, 2000. At March 31, 2000, the Company had $1.275 billion of unused borrowing capacity under these agreements, which are used primarily to support commercial paper borrowings. In addition, the Company has an $850 million committed receivables sales facility, which was fully available as of March 31, 2000. The accounts receivable sales facility will terminate, if not renewed, on June 23, 2000.

  In fiscal 2000, the Company issued fixed-rate debt totaling $335.0 million. The 8.91% Series A notes mature on February 28, 2005, the 8.95% Series B notes mature on February 28, 2007 and the 9.13% Series C notes mature on February 28, 2010. Interest only is payable semiannually.

  Total interest payments were $115.0 million, $117.8 million, and $95.0 million in fiscal 2000, 1999 and 1998, respectively.

  ESOP related debt (see Note 16) is payable to banks and insurance companies, bears interest at rates ranging from 8.6% fixed rate to approximately 80% of prime or LIBOR +0.4% and is due in installments through 2009.

  In connection with the 4.5% exchangeable subordinated debentures, the March 31, 2000 marketable securities balance includes $17.3 million held in trust as exchange property for the exchangeable subordinated debentures. Through March 31, 2000, the Company had repurchased $151.9 million of the exchangeable subordinated debentures.

  In fiscal 1998, the Company entered into two interest rate swap agreements, each with a notional principal amount of $150 million. The swaps mature in 2005 and 2008 and swap fixed interest payments of 6.30% and

                              McKESSON HBOC, INC.

6.40%, respectively, for floating interest payments based on a LIBOR index; the floating rates at March 31, 2000 were 5.8% and 5.7%, respectively. These swaps include an imbedded interest rate cap of 7%.

  Also in fiscal 1998, a subsidiary of the Company entered into a currency swap agreement to convert the $125 million proceeds from the issuance of senior notes to $173 million Canadian currency, which was used to pay down short-term borrowings of the Company's Canadian subsidiary, Medis. This swap matures on November 1, 2002.

  Certain debt agreements require that the Company's total debt not exceed 56.5% of total capitalization (total debt plus equity). At March 31, 2000, the Company was in compliance with its capitalization and other financial covenants.

  Aggregate annual payments on long-term debt and capitalized lease obligations (see Financial Note 12) for the years ending March 31 are:

                                                Long-Term    Capital
                                                  Debt       Leases      Total
                                                --------- ------------- --------
                                                          (in millions)
   2001........................................ $   11.4      $4.8      $   16.2
   2002........................................    187.4       3.2         190.6
   2003........................................    138.0       0.4         138.4
   2004........................................     39.2       0.4          39.6
   2005........................................    259.7       0.2         259.9
   Thereafter..................................    614.4       0.9         615.3
                                                --------      ----      --------
     Total..................................... $1,250.1      $9.9      $1,260.0
                                                ========      ====      ========

11. Convertible Preferred Securities

  In February 1997, a wholly-owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder's option into McKessonHBOC common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by the Company beginning in March 2000 at 103.5% of the principal amount thereof.

  Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKessonHBOC common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 103.5% of the liquidation amount beginning in March 2000.

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

                              McKESSON HBOC, INC.

12. Lease Obligations

  The Company leases facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $9.1 million, $4.4 million, and $4.6 million at March 31, 2000, 1999 and 1998, respectively. Amortization of capital leases is included in depreciation expense.

  As of March 31, 2000, future minimum lease payments and sublease rentals in years ending March 31 are:

                                                     Non-       Non-
                                                  cancelable cancelable
                                                  Operating   Sublease  Capital
                                                    Leases    Rentals   Leases
                                                  ---------- ---------- -------
   2001..........................................   $ 64.9     $ 4.7     $ 6.7
   2002..........................................     58.5       3.9       3.7
   2003..........................................     51.5       3.0       1.5
   2004..........................................     40.8       1.3       0.3
   2005..........................................     33.9       0.9       0.2
   Thereafter....................................     62.3       1.1       0.1
                                                    ------     -----     -----
     Total minimum lease payments................   $311.9     $14.9      12.5
                                                    ======     =====
   Less amounts representing interest............                          2.6
                                                                         -----
     Present value of minimum lease payments.....                        $ 9.9
                                                                         =====

  Rental expense was $108.3 million, $110.0 million, and $100.5 million in fiscal 2000, 1999 and 1998, respectively.

  Most real property leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses in excess of base period amounts.

13. Fair Value of Financial Instruments

  At March 31, 2000, 1999 and 1998, the carrying amounts of cash and cash equivalents, marketable securities, receivables, drafts payable, accounts payable--trade and other liabilities approximate their estimated fair values because of the short maturity of these financial instruments. The estimated fair values of the Company's remaining financial instruments, as determined under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", were as follows:

                                   2000                1999                1998
                            ------------------- ------------------- -------------------
                            Carrying Estimated  Carrying Estimated  Carrying Estimated
                             Amount  Fair Value  Amount  Fair Value  Amount  Fair Value
                            -------- ---------- -------- ---------- -------- ----------
                                                   (in millions)
   Long-term debt,
    including current
    portion................ $1,260.0  $1,199.7  $1,134.5  $1,145.8  $1,224.6  $1,197.7
   Interest rate swaps--
    unrealized
    gain/(loss)............      --       11.0       --        3.7       --       (5.1)
   Foreign currency rate
    swap...................      --       (5.8)      --       12.6       --        4.0

  The estimated fair values of these instruments were determined based on quoted market prices or market comparables.

  The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of March 31, 2000, 1999 or 1998 or that will be realized in the future.

                              McKESSON HBOC, INC.

14. Stockholders' Equity

  On October 29, 1997, the Company's board of directors declared a two-for-one split of the Company's common stock. The split was effective January 2, 1998 for shareholders of record on December 1, 1997. All share and per share amounts have been restated for the split.

  Before giving effect to the acquisitions accounted for as poolings of interests (see "Acquisitions, Investments and Divestitures" Financial Note 2), McKesson declared dividends of $0.435 and $0.50 per share and HBOC declared dividends of $0.04 and $0.035 per share, in fiscal years 1999 and 1998, respectively.

  At March 31, 2000, 1999, and 1998, the Company was authorized to issue 100,000,000 shares of series preferred stock ($.01 par value) of which none were outstanding and 400,000,000 shares of common stock ($.01 par value) of which approximately 283,353,000 shares, 280,584,000 shares and 270,983,000 shares, respectively, were outstanding net of treasury stock.

  In October 1994, the Company's Board of Directors declared a dividend of one right (a "Right") for each then outstanding share of common stock and authorized the issuance of one Right for each share subsequently issued to purchase, upon the occurrence of certain specified triggering events, a unit consisting of one hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without limitation, the acquisition by another entity of 15% or more of the Company's common stock without the prior approval of the Company's Board. The Rights have certain anti-takeover effects and will cause substantial dilution to the ownership interest of a person or group that attempts to acquire the Company on terms not approved by the Board. The Rights expire in 2004 unless redeemed earlier by the Board. As a result of the two-for-one stock split described earlier, each share of common stock now has attached to it one-half of a Right.

                              McKESSON HBOC, INC.

  The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

                                                                2000
                                                    --------------------------
                                                    Income Shares    Per Share
                                                    ------ ------    ---------
                                                       (in millions, except
                                                        per share amounts)
   Basic EPS
     Income from continuing operations............. $184.6 281.3       $0.66
                                                                       =====
   Effect of Dilutive Securities...................    --    --
                                                    ------ -----
   Diluted EPS
     Income available to common stockholders plus
      assumed conversions.......................... $184.6 281.3(1)    $0.66
                                                    ====== =====       =====

                                                                1999
                                                    --------------------------
                                                    Income Shares    Per Share
                                                    ------ ------    ---------
                                                       (in millions, except
                                                        per share amounts)
   Basic EPS
     Income from continuing operations............. $ 60.6 275.2       $0.22
                                                                       =====
   Effect of Dilutive Securities...................    --    --
                                                    ------ -----
   Diluted EPS
     Income available to common stockholders plus
      assumed conversions.......................... $ 60.6 275.2(1)    $0.22
                                                    ====== =====       =====

                                                                1998
                                                    --------------------------
                                                    Income Shares    Per Share
                                                    ------ ------    ---------
                                                       (in millions, except
                                                        per share amounts)
   Basic EPS
     Income from continuing operations............. $275.2 266.2       $1.03
                                                                       =====
   Effect of Dilutive Securities
     Options to purchase common stock..............    --   10.1
     Trust convertible preferred securities........    6.2   5.4
     Restricted stock..............................    --    0.4
                                                    ------ -----
   Diluted EPS
     Income available to common stockholders plus
      assumed conversions.......................... $281.4 282.1       $1.00
                                                    ====== =====       =====

--------
(1) The diluted share base for fiscal years 2000 and 1999 excludes 2.9 million shares and 8.9 million shares related to options to purchase common stock, respectively, 5.4 million shares related to trust convertible preferred securities in fiscal 2000 and 1999, and 0.3 million shares related to restricted stock in fiscal 1999. Additionally, the income available to common stockholders excludes dividends on convertible preferred securities of $6.2 million in fiscal 2000 and 1999. These amounts are excluded due to their antidilutive effect.

  As of March 31, 2000, the Company had six stock option plans. The 1994 Stock Option and Restricted Stock Plan provides grants of nonqualified stock options to employees of the Company, and, until January 1, 1997 to non-employee directors. After January 1, 1997, all non-employee directors receive grants under the 1997 Non-Employee Director's Equity Compensation and Deferral Plan. The 1998 Canadian Stock Incentive Plan

                              McKESSON HBOC, INC.

provides grants of nonqualified stock options with stock appreciation rights to the Company's Canadian employees. Most grants under the Director's Equity Compensation and Deferral Plan vest immediately on grant date. Most other options generally vest over four years and all options expire ten years after the grant date. Under the plans, options are generally granted at prices not less than the fair value of the stock on the date of grant. In fiscal 1999, two grants were made at below market prices under the 1998 Canadian Stock Incentive Plan. Under the Plans, the Company is authorized to grant up to 71.6 million shares, including 68.4 million for options as of March 31, 2000. In addition to the above-described plans, options have been granted to certain key executives on generally the same terms as those granted under the 1994 Plan. Finally, the Company has assumed options of acquired companies in connection with the acquisition of such companies.

  The following is a summary of options outstanding at March 31, 2000:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                          Number of    Average   Weighted-  Number of  Weighted-
                           Options    Remaining   Average    Options    Average
   Range of Exercise     Outstanding Contractual Exercise  Exercisable Exercise
         Prices          At Year End    Life       Price   at Year End   Price
   -----------------     ----------- ----------- --------- ----------- ---------
                                     (in years)
$  0.01 to $  9.94......  3,617,851      3.4      $ 6.24    3,472,095   $ 6.47
$ 10.56 to $ 15.08......    341,305      4.9       13.12      340,776    13.12
$ 16.23 to $ 24.13...... 11,605,170      9.2       20.53    1,406,631    19.68
$ 24.88 to $ 37.25...... 17,800,286      8.5       29.20    4,167,109    27.33
$ 37.40 to $ 55.92......  4,718,661      7.0       44.97    3,791,060    45.90
$ 56.15 to $ 83.63...... 17,043,064      8.7       72.16    2,440,171    69.27
$ 85.75 to $113.50......  1,032,898      8.1      100.56    1,032,898   100.56
$136.74 to $136.74......    440,001      8.2      136.74      440,001   136.74
                         ----------                        ----------
                         56,599,236      8.2       42.25   17,090,741    39.53
                         ==========                        ==========

  Expiration dates range from April 1, 2000 to March 27, 2010.

  As a result of the change of control of McKesson at the time of the HBOC Transaction on January 12, 1999, most options granted by McKesson which were outstanding on that date vested. Due to certain tax and accounting issues, the vesting for certain officers was postponed until April 22, 1999.

  The following is a summary of changes in the options for the stock option plans:

                                  2000                  1999                  1998
                          --------------------- --------------------- ---------------------
                                      Weighted-             Weighted-             Weighted-
                                       Average               Average               Average
                                      Exercise              Exercise              Exercise
                            Shares      Price     Shares      Price     Shares      Price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................  39,472,342   $55.11   24,156,651   $31.34   24,648,023   $19.39
Granted.................  24,650,681    25.68   21,286,922    75.10    7,478,095    53.17
Exercised...............  (1,212,262)   14.92   (3,762,649)   23.79   (6,815,460)   12.77
Canceled................  (6,311,525)   63.23   (2,208,582)   41.21   (1,154,007)   27.15
                          ----------            ----------            ----------
Outstanding at year
 end....................  56,599,236    42.25   39,472,342    55.11   24,156,651    31.34
                          ==========            ==========            ==========

  Pursuant to SFAS No. 123, the Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the consolidated financial statements for the stock option plans,

                              McKESSON HBOC, INC.

except an insignificant amount related to the two Canadian grants noted above. Had compensation cost for the stock option plan been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provision of SFAS No. 123, net income and earnings per share would have been as indicated in the table below. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma income from continuing operations may not be representative of compensation cost in subsequent years, when the effect of amortization of multiple awards would be reflected.

                                                             Years Ended March
                                                                    31,
                                                            -------------------
                                                             2000  1999   1998
                                                            ------ -----  -----
                                                               (in millions,
                                                             except per share
                                                                 amounts)
   Income (loss) from continuing operations
     As reported........................................... $184.6 $60.6  275.2
     Pro forma.............................................   82.2  (6.7) 224.1
   Earnings (loss) per common share--diluted
     As reported........................................... $ 0.66 $0.22  $1.00
     Pro forma.............................................   0.29 (0.02)  0.82
   Earnings (loss) per common share--basic
     As reported........................................... $ 0.66 $0.22  $1.03
     Pro forma.............................................   0.29 (0.02)  0.84

  Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 Years Ended
                                                                  March 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Expected stock price volatility............................ 46.0% 32.4% 40.4%
   Expected dividend yield.................................... 1.50% 1.42% 0.64%
   Risk-free interest rate....................................  6.1%  4.8%  5.9%
   Expected life (in years)...................................  5.0   5.0   7.3

  The weighted average grant date fair values of the options granted during 2000, 1999 and 1998 were $11.33, $24.06 and $27.54 per share, respectively.

  Other, within stockholders' equity, includes notes receivable from certain of the Company's current or former officers and senior managers totaling $94.5 million, $99.0 million and $7.2 million at March 31, 2000, 1999 and 1998, respectively, related to purchases of Company common stock. Such notes were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. As of March 31, 2000, $53.7 million of such notes were collateralized by the related stock. The notes bear interest at rates ranging from 4.7% to 8.0% and are due at various dates through February 2005.

                              McKESSON HBOC, INC.

15. Income Taxes

  The provision for income taxes related to continuing operations consists of the following:

                                                            Years Ended March
                                                                   31,
                                                          ----------------------
                                                           2000    1999    1998
                                                          ------  ------  ------
                                                              (in millions)
   Current
   Federal............................................... $ 62.9  $112.8  $ 99.0
   State and local.......................................   19.8    12.8    21.2
   Foreign...............................................   13.1     8.8     9.6
                                                          ------  ------  ------
     Total current.......................................   95.8   134.4   129.8
                                                          ------  ------  ------
   Deferred
   Federal...............................................   30.5   (24.2)   43.4
   State.................................................   (5.7)   (7.6)    4.7
   Foreign...............................................    1.7    (1.2)    --
                                                          ------  ------  ------
     Total deferred......................................   26.5   (33.0)   48.1
                                                          ------  ------  ------
     Total provision..................................... $122.3  $101.4  $177.9
                                                          ======  ======  ======

  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Foreign pre-tax earnings were $40.5 million, $24.6 million, and $29.6 million, in fiscal 2000, 1999 and 1998, respectively.

  The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory Federal income tax rate follows:

                                                             Years Ended
                                                              March 31,
                                                          ------------------
                                                          2000   1999   1998
                                                          ----   ----   ----
   Statutory federal income tax rate..................... 35.0 % 35.0 % 35.0 %
   State and local income taxes net of federal tax
    benefit..............................................  4.6    7.1    4.3
   Nondeductible acquisition costs.......................  --    20.7    1.2
   Nondeductible amortization............................  3.0    6.5    1.2
   Nontaxable income--life insurance..................... (0.9)  (1.7)  (0.9)
   Favorable tax adjustment..............................  --    (5.1)  (1.0)
   Dividends paid deduction--ESOP allocated shares....... (0.2)  (0.6)  (0.2)
   Tax-advantaged debt issuance.......................... (0.8)  (1.5)  (0.2)
   Other--net............................................ (1.6)  (0.1)  (0.7)
                                                          ----   ----   ----
     Effective tax rate.................................. 39.1 % 60.3 % 38.7 %
                                                          ====   ====   ====

  Income tax payments were $121.6 million, $175.8 million, and $84.5 million in fiscal 2000, 1999 and 1998, respectively.

  At March 31, 2000, the Company had $40.0 million in cumulative undistributed earnings of certain foreign subsidiaries. The Company's earnings from these foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been made for these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company would be subject to both income taxes and withholding taxes payable.

                              McKESSON HBOC, INC.

  As of March 31, the deferred tax balances consisted of the following:

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                          (in millions)
Assets
Nondeductible accruals for environmental
 obligations........................................ $   8.0  $   7.8  $   8.9
Receivable reserves.................................   104.1     63.6     31.1
Deferred revenue....................................    39.9     65.1     50.2
Customer related allowances.........................    76.2     17.2      0.3
Compensation and benefit-related accruals...........    38.8     46.6     19.4
Costs associated with duplicate facility closures
 and workforce reductions related to acquired
 businesses.........................................    15.9      7.5      2.4
Loss and credit carryovers..........................     --       --      39.2
Tax benefit on unrealized loss......................    23.8      --       --
Other...............................................    13.8     28.3     38.5
                                                     -------  -------  -------
  Current...........................................   320.5    236.1    190.0
                                                     -------  -------  -------
Nondeductible accruals for:
  Postretirement and postemployment plans...........    87.7     66.5     68.8
  Deferred compensation.............................    36.9     33.5     31.1
  Costs associated with facility closures, surplus
   properties and asset write-downs.................     4.5     10.0      7.0
Intangibles.........................................    84.8     65.5     59.8
Loss and credit carryforwards.......................     7.1     67.0     12.5
Other...............................................    11.9     17.3     28.5
                                                     -------  -------  -------
  Noncurrent........................................   232.9    259.8    207.7
                                                     -------  -------  -------
  Total............................................. $ 553.4  $ 495.9  $ 397.7
                                                     =======  =======  =======
Liabilities
Basis differences for inventory valuation........... $(208.0) $(192.3) $(139.1)
Other...............................................    (0.6)    (1.2)    (4.2)
                                                     -------  -------  -------
  Current...........................................  (208.6)  (193.5)  (143.3)
                                                     -------  -------  -------
Accelerated depreciation............................    (8.3)   (22.9)   (41.1)
Systems development costs...........................   (88.7)   (83.6)   (65.7)
Retirement plan.....................................   (30.3)   (17.3)   (13.5)
Other...............................................   (11.0)    (8.9)    (4.8)
                                                     -------  -------  -------
  Noncurrent........................................  (138.3)  (132.7)  (125.1)
                                                     -------  -------  -------
  Total............................................. $(346.9) $(326.2) $(268.4)
                                                     =======  =======  =======
Total net current--included in prepaid expenses..... $ 111.9  $  42.6  $  46.7
                                                     =======  =======  =======
Total net noncurrent--included in other assets...... $  94.6  $ 127.1  $  82.6
                                                     =======  =======  =======

16. Postretirement and Postemployment Benefits

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

  The following tables provide a reconciliation of the changes in the Company-sponsored defined benefit retirement plan and executive supplemental retirement plans:

                                                         2000    1999    1998
                                                        ------  ------  ------
                                                             (in millions)
   Change in benefit obligations:
     Benefit obligation at beginning of year........... $349.4  $312.0  $299.9
     Service cost......................................    2.0     0.7     0.7
     Interest cost.....................................   24.2    21.7    22.6
     Amendments........................................    5.4    15.0     --
     Acquisitions......................................    --     17.8     --
     Actuarial losses (gains)..........................  (27.8)   11.0    24.7
     Benefit payments..................................  (35.5)  (28.8)  (35.9)
                                                        ------  ------  ------
     Benefit obligation at end of year................. $317.7  $349.4  $312.0
                                                        ======  ======  ======
   Change in plan assets:
     Fair value of plan assets at beginning of year.... $310.9  $294.0  $262.3
     Actual return on plan assets......................  110.0    42.5    55.4
     Employer contributions............................    9.9     5.3    14.8
     Expenses paid.....................................    --     (2.1)   (2.6)
     Benefits paid.....................................  (35.5)  (28.8)  (35.9)
                                                        ------  ------  ------
     Fair value of plan assets at end of year.......... $395.3  $310.9  $294.0
                                                        ======  ======  ======
   Funded status:
     Funded status at end of year...................... $ 77.6  $(38.5) $(18.0)
     Unrecognized net actuarial loss (gain)............  (66.0)   30.1    28.8
     Unrecognized prior service cost...................    6.1     1.2     1.3
     Unrecognized prior service cost-plan amendments...    --     23.0     --
     Unrecognized transition obligation................    --      --     (0.3)
                                                        ------  ------  ------
     Prepaid benefit cost.............................. $ 17.7  $ 15.8  $ 11.8
                                                        ======  ======  ======

  The following table provides the amounts recognized in the Company's consolidated balance sheet:

                                                        2000    1999    1998
                                                       ------  ------  ------
                                                            (in millions)
   Prepaid benefit cost............................... $ 48.2  $ 38.5  $ 29.6
   Accrued benefit cost...............................  (30.5)  (22.7)  (17.8)
   Intangible asset...................................    6.0    24.2     1.3
   Minimum pension liability--net of tax of $6.1,
    $6.2, and $6.0....................................   (9.3)   (9.6)   (9.3)
                                                       ------  ------  ------
   Net amount recognized.............................. $ 14.4  $ 30.4  $  3.8
                                                       ======  ======  ======

                              McKESSON HBOC, INC.

  The following table provides components of the net periodic pension expense (income) for the Company sponsored defined benefit retirement plan and executive supplemental retirement plans:

                                                      2000      1999    1998
                                                     ------    ------  ------
                                                            (in millions)
   Service cost--benefits earned during the year.... $  2.0    $  0.7  $  0.7
   Interest cost on projected benefit obligation....   24.2      21.7    22.6
   Return on assets.................................  (29.3)    (27.6)  (24.8)
   Amortization of unrecognized loss and prior
    service costs...................................    2.7       1.1     0.8
   Amortization of unrecognized net transition
    asset...........................................             (0.3)   (2.5)
   Immediate recognition of pension cost............    8.3(1)
                                                     ------    ------  ------
     Net pension expense (income)................... $  7.9    $ (4.4) $ (3.2)
                                                     ======    ======  ======

--------
(1) Primarily associated with changes in executive management, based on the terms of employment contracts.

  Assets of the plans are measured on a calendar year basis.

  The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service life. Costs are funded based on the recommendations of independent actuaries. The projected benefit obligations for Company-sponsored plans were determined using discount rates of 7.75% at December 31, 1999, 7% at December 31, 1998 and 7.25% at December 31, 1997 and an assumed increase in future compensation levels of 4.0% for all periods. The expected long-term rate of return on assets used to determine pension expense was 9.75% for all periods.

  The assets of the plan consist primarily of listed common stocks and bonds for which fair value is determined based on quoted market prices.

 Profit-Sharing Investment Plan

  Retirement benefits for employees not covered by collective bargaining arrangements include a supplementary contributory profit sharing investment plan ("PSIP"). The leveraged ESOP portion of the PSIP has purchased an aggregate of 24.3 million shares of common stock since inception. These purchases have been financed by 10 to 20-year loans from or guaranteed by the Company. The Company's related receivables from the ESOP have been classified as a reduction of stockholders' equity. The loans will be repaid by the ESOP from common dividends on shares not yet allocated to participants, interest earnings on cash balances not yet allocated to participants, common dividends on certain allocated shares and future Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings (see Financial Note 10).

  After-tax ESOP expense (income), including interest expense on ESOP debt, was $12.4 million, $1.4 million, and $(0.8) million in fiscal 2000, 1999 and 1998, respectively. The higher ESOP expense in fiscal 2000 was required to maintain a desired level of benefits provided to employees despite a decline in the stock price. Additional tax benefits received on dividends paid on unallocated shares of $1.1 million, $2.2 million, and $2.4 million in fiscal 2000, 1999 and 1998, respectively, have been credited directly to retained earnings in accordance with SFAS No. 109. Contribution expense for the PSIP in fiscal 2000, 1999 and 1998 was all ESOP related and is reflected in the amounts above. In fiscal 2000, 1999 and 1998 approximately 2,617,000, 642,000, and 808,000 shares, respectively, were allocated to plan participants.

  Through March 31, 2000, 14.7 million common shares have been allocated to plan participants. At March 31, 2000, 9.6 million common shares in the ESOP Trust had not been allocated to plan participants.

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

  Expenses for postretirement health care and life insurance benefits consisted of the following:

                                                          2000   1999   1998
                                                          -----  -----  -----
                                                             (in millions)
   Service cost--benefits earned during the period....... $ 1.1  $ 0.9  $ 0.7
   Interest cost on projected benefit obligation.........   8.1    8.4    9.1
   Amortization of unrecognized gain and prior service
    costs................................................  (0.9)  (0.9)  (0.9)
   Recognized actuarial gain.............................  (0.3)  (4.0)  (8.0)
   Settlement gain.......................................    --   (4.0)    --
                                                          -----  -----  -----
     Total............................................... $ 8.0  $ 0.4  $ 0.9
                                                          =====  =====  =====

  The following table presents a reconciliation of the postretirement health care and life insurance benefits obligation at March 31:

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                           (in millions)
   Change in benefit obligation:
     Benefit obligation at beginning of year........ $ 120.7  $ 120.2  $ 122.9
     Service cost...................................     1.1      0.9      0.7
     Interest cost..................................     8.1      8.4      9.1
     Actuarial loss (gain)..........................     5.4      7.5     (0.7)
     Settlement.....................................             (4.0)     --
     Benefits paid..................................   (12.3)   (12.3)   (11.8)
                                                     -------  -------  -------
     Benefit obligation at end of year.............. $ 123.0  $ 120.7  $ 120.2
                                                     =======  =======  =======
   Funded Status
     Funded status at end of year................... $(123.0) $(120.7) $(120.2)
     Unrecognized actuarial loss....................    10.0      4.4     (7.1)
     Unrecognized prior service cost................    (7.0)    (8.0)    (9.0)
                                                     -------  -------  -------
     Accrued post-retirement benefit obligation..... $(120.0) $(124.3) $(136.3)
                                                     =======  =======  =======

  The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 5.0%, 5.0%, and 5.33% at the end of fiscal 2000, 1999 and 1998, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by one percentage point would increase the accumulated postretirement health care and life insurance obligation as of March 31, 2000 by $7.1 million and the related fiscal 2000 aggregate service and interest costs by $0.6 million. Decreasing the trend rate by one percentage point would reduce the accumulated postretirement health care and life insurance obligation as of March 31, 2000 by $6.7 million and the related fiscal 2000 aggregate service and interest cost by $0.6 million. The discount rates used in determining the accumulated postretirement benefit obligation were 7.75%, 7% and 7.25% at March 31, 2000, 1999 and 1998, respectively.

                              McKESSON HBOC, INC.

  The Company has an employee discount stock purchase plan for eligible employees. Under such plan, participants may use up to 10% of their annual compensation, up to certain dollar limitations whichever is higher, to purchase, through payroll deductions, the Company's common stock at the end of each plan year for 85% of the lower of the beginning or ending stock price for the plan year.

17. Segments of Business

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

  The Company's operating segments include Health Care Supply Management, Health Care Information Technology and e-Health. The Company's Corporate division is included in the presentation of reportable segment information since certain revenues and expenses of this division are not allocated separately to the operating segments.

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

  The e-Health segment provides internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies.

  The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, and an inter-segment elimination in fiscal 1999.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                              McKESSON HBOC, INC.

  Financial information relating to the Company's reportable operating segments as of and for the years ended March 31, is presented below:

                                               2000       1999         1998
                                             ---------  ---------    ---------
                                                      (in millions)
Revenues
Health Care Supply Management............... $35,513.7  $28,457.7    $20,640.4
Health Care Information Technology..........   1,207.3    1,538.1      1,429.2
e-Health....................................       0.4        --           --
Corporate and Other.........................      12.8       32.9(1)      36.1
                                             ---------  ---------    ---------
  Total..................................... $36,734.2  $30,028.7    $22,105.7
                                             =========  =========    =========
Operating profit
Health Care Supply Management(2)............ $   508.6  $   341.6    $   352.8
Health Care Information Technology..........      85.2      (31.6)       227.0
e-Health....................................     (13.7)       --           --
                                             ---------  ---------    ---------
  Total.....................................     580.1      310.0        579.8
Interest--net(3)............................    (107.3)     (90.4)       (72.7)
Corporate and Other.........................    (159.7)     (51.4)       (47.8)
                                             ---------  ---------    ---------
  Income from continuing operations before
   taxes on income and dividends on
   preferred securities of subsidiary
   trust.................................... $   313.1  $   168.2    $   459.3
                                             =========  =========    =========
Segment assets--at year-end
Health Care Supply Management............... $ 8,484.5  $ 6,889.7    $ 5,219.6
Health Care Information Technology..........     948.2    1,357.3      1,133.9
e-Health....................................     109.8        --           --
                                             ---------  ---------    ---------
  Total.....................................   9,542.5    8,247.0      6,353.5
Corporate and Other:
  Cash, cash equivalents and marketable
   securities...............................     605.9      261.9        681.5
  Other.....................................     224.5      511.1        256.8
                                             ---------  ---------    ---------
  Total..................................... $10,372.9  $ 9,020.0    $ 7,291.8
                                             =========  =========    =========
Depreciation and amortization
Health Care Supply Management............... $    89.9  $    74.4    $    65.9
Health Care Information Technology..........     101.6       90.7         74.6
e-Health....................................       6.6        --           --
Corporate and Other.........................       3.2        5.7          5.4
                                             ---------  ---------    ---------
  Total..................................... $   201.3  $   170.8    $   145.9
                                             =========  =========    =========
Expenditures for long-lived assets
Health Care Supply Management............... $    93.8  $    97.2    $    82.1
Health Care Information Technology..........      48.0       79.2         76.9
e-Health....................................       0.5        --           --
Corporate and Other.........................       2.8       22.8          7.4
                                             ---------  ---------    ---------
  Total..................................... $   145.1  $   199.2    $   166.4
                                             =========  =========    =========

                              McKESSON HBOC, INC.

                                                  2000      1999         1998
                                                --------- ---------    ---------
                                                        (in millions)
Revenues by products and services
Health Care Supply Management
  Pharmaceutical Distribution and Services..... $32,808.0 $26,165.5    $18,761.9
  Medical-Surgical Distribution and Services...   2,705.7   2,292.2      1,878.5
Health Care Information Technology
  Software.....................................     209.3     345.0        405.9
  Services.....................................     905.0     984.4        809.1
  Hardware.....................................      93.0     208.7        214.2
e-Health.......................................       0.4       --           --
Corporate and Other............................      12.8      32.9(1)      36.1
                                                --------- ---------    ---------
  Total........................................ $36,734.2 $30,028.7    $22,105.7
                                                ========= =========    =========

--------
(1) Net of $3.0 million inter-segment elimination related to a Health Care Information Technology segment software sale to the Health Care Supply Management segment for use in that segment's consulting and outsourcing business.
(2) Includes $16.9 million, $13.3 million and $12.0 million of pre-tax earnings from an equity investment in fiscal 2000, 1999 and 1998, respectively.
(3) Interest expense is shown net of corporate interest income.

  Revenues, operating profit and long-lived assets by geographic areas:

                                                    2000      1999      1998
                                                  --------- --------- ---------
                                                          (in millions)
Revenues
United States.................................... $34,371.3 $27,966.2 $20,393.3
International(1).................................   2,362.9   2,062.5   1,712.4
                                                  --------- --------- ---------
  Total.......................................... $36,734.2 $30,028.7 $22,105.7
                                                  ========= ========= =========
Operating profit
United States.................................... $   532.5 $   269.2 $   553.7
International(1).................................      47.6      40.8      26.1
                                                  --------- --------- ---------
  Total.......................................... $   580.1 $   310.0 $   579.8
                                                  ========= ========= =========
Long-lived assets, at year end
United States.................................... $   515.6 $   491.1 $   404.7
International(1).................................      39.8      38.5      43.9
                                                  --------- --------- ---------
  Total.......................................... $   555.4 $   529.6 $   448.6
                                                  ========= ========= =========

--------
(1) International represents a wholly-owned subsidiary which distributes pharmaceuticals in Canada, an equity investment in a pharmaceutical distributor in Mexico, and an information technology business in the United Kingdom.

                              McKESSON HBOC, INC.

18. Other Commitments and Contingent Liabilities

 I. Accounting Litigation

  Since the Company's announcements in April, May and July of 1999 that the Company determined certain software sales transactions in its Information Technology Business unit, formerly HBOC, were improperly recorded as revenue and reversed, and as of June 1, 2000, seventy-nine lawsuits have been filed in various state and federal courts throughout the nation against the Company, certain of its current or former officers or directors, and in some of the cases other defendants, including Bear Stearns & Co., Inc. and Arthur
Andersen LLP.

  A. Federal Actions

  Sixty-one of these actions have been filed in Federal Court (the "Federal Actions"). Of these, fifty-eight were filed in the U.S. District Court for the Northern District of California, one in the Northern District of Illinois (which has been voluntarily dismissed without prejudice), one in the Eastern District of Pennsylvania (which has been transferred to the Northern District of California), and one in the Western District of Louisiana.

  On November 2, 1999, the Honorable Ronald M. Whyte of the Northern District of California issued an order consolidating fifty-three of the Federal Actions into one action entitled In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the "Consolidated Action"). On December 22, 1999,
Judge Whyte appointed the New York State Common Retirement Fund as lead plaintiff ("Lead Plaintiff") and approved Lead Plaintiff's choice of counsel. Judge Whyte's December 22 order also consolidated another class action, Jacobs
v. McKesson HBOC, Inc. et al. (C-99-21192 RMW), into the Consolidated Action. By order dated February 7, 2000, Judge Whyte coordinated an action alleging ERISA claims, Chang v. McKesson HBOC, Inc., et al. (Case No. C-00-20030 RMW) and a derivative action, Cohen v. McCall et al. (Case No. C-99-20916 RMW) with the Consolidated Action.

  On February 25, 2000, Lead Plaintiff filed an Amended and Consolidated Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint names as defendants the Company, certain of its current or former officers or directors, Arthur Andersen LLP and Bear Stearns & Co., Inc. The Consolidated Complaint generally alleges that the defendants violated the federal securities laws in connection with the events leading to the Company's need to restate its financial statements. The Consolidated Complaint seeks (i) a declaration that the action is maintainable as a class action and that the Lead Plaintiff is a proper class representative, (ii) unspecified compensatory damages, (iii) costs and expenses of suit including reasonable attorneys' fees, and (iv) any other relief deemed proper by the Court. On April 25, 2000, the Company filed a motion to dismiss and/or to strike portions of the Consolidated Complaint. Lead Plaintiff has not yet filed a written opposition to the Company's motion to dismiss, which is scheduled to be heard by the Court on September 15, 2000. Under the Private Securities Litigation Reform Act of 1995, all discovery is stayed in the Consolidated Action during the pendency of this motion.

  On April 27, 2000, Lead Plaintiff in the Consolidated Action filed a purported class action complaint against HBOC in the U.S. District Court for the Northern District of California (Case No. C-99-00 20472 PVT). The complaint incorporates by reference the allegations and causes of action set out in the Consolidated Complaint, and seeks to hold HBOC directly liable for the wrongful conduct alleged in the complaint in the event the Court determines that the Company is not the successor in interest to HBOC. No response has yet been filed to the complaint.

  Two other actions, Bea v. McKesson HBOC, Inc. et al. (Case No. C-00-20072
RMW), and Cater v. McKesson Corporation et al. (Case No. C-00-20327 RMW), have also been filed in the Northern District of

                              McKESSON HBOC, INC.

California. By stipulation, Bea has been consolidated with the Consolidated Action and Cater has been stayed pending the resolution of the Company's motion to dismiss the Consolidated Complaint. One other action, Baker v. McKesson HBOC, Inc. et al. (Case No. CV 00-0522) has been filed in the U.S. District Court for the Western District of Louisiana. The Company has moved to transfer Baker to the Northern District of California, or alternatively, to stay pending the outcome of the Consolidated Action. Finally, one additional action, Rosenberg v. McCall et al. (Case No. 1:99-CV-1447 JEC) was filed in the Northern District of Georgia and subsequently transferred to the Northern District of California, but that action names only two former officers and does not name the Company.

  B. State Actions

  Eighteen actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the "State Actions"). Like the Consolidated Action, the State Actions generally allege misconduct by the defendants in connection with the events leading to the Company's need to restate its financial statements. Two of the State Actions are derivative actions: Ash, et al. v. McCall, et al. (Del C.A. No. 17132) filed in the Delaware Chancery Court, and Mitchell v. McCall et al. (Case. No. 304415) filed in California Superior Court, City and County of San Francisco. The Company has moved to dismiss both of these actions.

  Five of the State Actions are class actions. Three of these were filed in Delaware Chancery Court: Derdiger v. Tallman et al. (Case No. 17276), Carroll
v. McKesson HBOC, Inc. (Case No. 17454), and Kelly v. McKesson HBOC, Inc., et. al. (Case No. 17282-NC); and two were filed in Delaware Superior Court:
Edmondson v. McKesson HBOC, Inc. (Case No. 99-951) and Caravetta v. McKesson HBOC, Inc. (Case No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. The Company has removed Edmondson to Federal Court in Delaware, and plaintiffs filed a motion to remand, which is pending. The Company has moved to stay Derdiger, and has moved to dismiss the Caravetta complaint.

  Eleven of the State Actions are individual actions which have been filed in various state courts. Four of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al. (Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269), and Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747). The Court has sustained the Company's demurrer to the Yurick action without leave to amend with respect to all causes of action except the claims for common law fraud and negligent misrepresentation. The Court sustained the Company's demurrer to these causes of action with leave to amend. The Court has also stayed Yurick pending the commencement of discovery in the Consolidated Action. By stipulation of the parties and order of the Court, all proceedings other than motions to test the sufficiency of the complaint in Oregon have been stayed pending the commencement of discovery in the Consolidated Action. The Company has moved to dismiss the amended complaint in Oregon, and has until June 20, 2000 to respond to the complaints in Utah and Minnesota. Three actions have been filed in Georgia State Court:
Moulton v. McKesson HBOC, Inc. (Case No. 98-13176-9), Powell v. McKesson HBOC, Inc. e. al. (Case No. 1999-CV-15443), and Adler v. McKesson HBOC, Inc. et al. (Case No. 99-C-7980-3). The Company has answered the Moulton and Adler complaints, and Powell has been dismissed without prejudice. One action has been filed in Delaware Superior Court, Kelly v. McKesson HBOC, Inc. et al. (Case No. 99C-09-265 WCC), one in the Pennsylvania Court of Common Pleas, Chester County, Grant v. McKesson HBOC, Inc. (Case No. 99-03978), one in Colorado District Court, Boulder County, American Healthcare Fund II v. HBO & Company et al. (Case No. 00-CV-1762), and one in Louisiana State Court, Rapides Parish, Baker v. McKesson HBOC, Inc. et al. (Case No. CV-199018-A). The Company has moved to dismiss the complaints in Kelly, Grant and American Healthcare Fund II, and has removed Baker to Federal Court in Louisiana.

                              McKESSON HBOC, INC.

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

 II. Other Litigation and Claims

  In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company's business. These include:

  A. Antitrust Matters

  The Company currently is a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases have been coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of a consolidated class action (the "Federal Class Action") as well as approximately 109 additional actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the "Individual Actions"). There are numerous other defendants in these actions including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail order pharmacies, managed care organizations and other institutional buyers. On January 19, 1999, the District Court entered its written opinion and judgment granting defendants' motion for a judgment as a matter of law. On July 13, 1999, the Seventh Circuit affirmed the District Court's judgment as to the dismissal of the claims against the wholesalers. The Individual Actions, which are still pending in the Northern District of Illinois for pre-trial purposes, will be remanded to their original transferor jurisdictions for trial. The wholesalers' motion for partial summary judgment that they should not be liable for any damages resulting from drugs sold prior to four years from the October 1997 amended complaints in those cases was granted. Most of the individual cases brought by chain stores have been settled.

  The currently pending state court antitrust cases against the Company are in California, Mississippi and Tennessee. The state cases are based essentially on the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case in California (referred to as Coordinated Special Proceeding, Pharmaceutical Cases, I, II & III) is pending in Superior Court for the State of California, City and County of San Francisco. A class of retail pharmacies has been certified and the case is trailing MDL 997. The case in Mississippi (Montgomery Drug Co., et al. v. The Upjohn Co., et al.) is pending in the Chancery Court of Prentiss County, Mississippi. The Chancery Court has held that the case may not be maintained as a class action. The Tennessee case, filed in Knoxville, is a class action on behalf of consumers who purchased brand-name drugs from retail stores in fourteen states. The claims, brought under Tennessee law, allege deceptive trade practices, conspiracy to fix prices, price discrimination and fraudulent

                              McKESSON HBOC, INC.

concealment. On July 6, 1998, the court conditionally certified the case as a multi-state class action. A motion to dismiss the complaint is pending on the grounds, among others, that (i) plaintiff class members are indirect purchasers and are not entitled to bring an action against the wholesalers and manufacturers, and (ii) the state antitrust statutes on which the class relied do not apply to interstate commerce. A motion is also pending for permission to file an interlocutory appeal from the order denying defendants' motion to vacate the order granting conditional class certification.

  In each of the cases, plaintiffs seek remedies in the form of injunctive relief and unquantified monetary damages, attorneys' fees and costs. Plaintiffs in the California cases also seek restitution. In addition, treble damages are sought in the Federal Class Action, the Individual Actions, the California case and the Tennessee case and statutory penalties of $500 per violation are sought in the Mississippi case. The Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

  B. FoxMeyer Litigation

  In January 1997, the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson, et al. filed in the District Court in Dallas County, Texas ("the Texas Action"). Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation, collectively "FoxMeyer Corporation") alleges that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of at least $400 million, punitive damages, attorneys' fees and costs. The Company answered the complaint, denying the allegations and removed the case to federal bankruptcy court in Dallas.

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

  In November 1998, the Delaware court granted the Company's motion for summary judgment as to the first three counts asserted in the Texas Action on the ground of judicial estoppel. The Company filed a renewed motion of summary judgment on the four remaining counts of Avatex's complaint in the Texas Action which was denied without prejudice by the Delaware court on August 9, 1999. In addition, the Company filed cross-claims against the Trustee and debtors seeking the same relief as sought in the Company's complaint against Avatex. Based on the order granting summary judgment as to the first three counts, the Texas bankruptcy court dismissed those counts with prejudice and ordered the Texas Action remanded to state court. On November 30, 1998, the Company and the other Defendants filed a notice of appeal to the District Court from the remand ruling as well as the August 1997 ruling denying defendants' motion to transfer the Texas Action to Delaware. In addition, the Company has filed a counter-claim and cross-claim against Avatex and Messrs. Estrin, Butler and Massman in the Texas Action, asserting various claims of misrepresentation and breach of contract. The District Court upheld the remand order and denied as moot the appeal from the denying transfer. A cross-appeal by Avatex from the order dismissing the three counts with prejudice is still pending. The Company and several of the other defendants appealed to the Court of Appeals the ruling upholding the order denying transfer but

                              McKESSON HBOC, INC.

subsequently moved to dismiss the appeal with prejudice, which motion was granted and the appeal was dismissed on October 4, 1999. As a result, the Texas Action is now pending in Texas state court, and the parties presently are engaged in discovery on the merits of the various claims asserted in the Texas Action.

  C. Product Liability Litigation

  The Company has been named as a defendant, or has received from customers tenders of defense, in twenty-nine pending cases alleging injury due to the diet drug combination of fenfluramine or dexfenfluramine and phentermine. All of the cases are pending in the state courts of California, Idaho, Missouri, Nevada and Nebraska. The Company has tendered the cases to the manufacturers of the drugs and is currently defending the cases pending resolution of its negotiations with the manufacturers.

  Certain subsidiaries of the Company (i.e. MGM and RedLine, collectively the "Subsidiaries") are defendants in approximately fifty cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including the Subsidiaries. Efforts to resolve tenders of defense to their suppliers are continuing. The Subsidiaries' insurers are providing coverage for these cases, subject to the applicable deductibles.

  There are five remaining state court class actions in New York, Oklahoma, Pennsylvania, South Carolina and Texas filed against MGM on behalf of all health care workers in those states who suffered accidental needle sticks that exposed them to potentially contaminated bodily fluids, arising from MGM's distribution of allegedly defective syringes. MGM's suppliers of the syringes are also named defendants in these actions. The tender of these cases has been accepted by the two major suppliers. By this acceptance, these suppliers are paying for separate distributors' counsel and have agreed to fully indemnify the Company for any judgments in these cases arising from its distribution of their products.

  D. Environmental Matters

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

  The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $17 million, net of approximately $3.5 million which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $17 million is expected to be paid out between April 2000 and March 2029 and is included in the Company's recorded environmental liabilities at March 31, 2000.

  In addition, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law or its state law equivalent) for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 18 sites. With respect to each of these sites, numerous

                              McKESSON HBOC, INC.

other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 18 PRP sites is approximately $2 million and is included in the Company's recorded environmental liabilities at March 31, 2000. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant.

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

  Except as specifically stated above with respect to the litigation matters arising from the Company's restatement of previously reported amounts for the Information Technology Business unit (section I above), management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed above will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                              McKESSON HBOC, INC.

19. Quarterly Financial Information (unaudited)

                          First       Second        Third       Fourth       Fiscal
                         Quarter      Quarter      Quarter     Quarter        Year
                         --------    ---------    ---------    --------     ---------
                                   (in millions except per share amounts)
Fiscal 2000
Revenues................ $8,598.8    $ 8,939.4    $ 9,890.9    $9,305.1     $36,734.2
Gross profit............    576.3        569.5        565.1       611.5       2,322.4
Income (loss) after
 taxes
  Continuing
   operations...........     62.9(1)      49.3(2)     160.6(3)    (88.2)(4)     184.6
  Discontinued
   operations...........      7.2         10.0          6.2        (0.2)         23.2
  Discontinued
   operations--Gain on
   sale of McKesson
   Water Products
   Company..............      --           --           --        515.9         515.9
                         --------    ---------    ---------    --------     ---------
      Total............. $   70.1    $    59.3    $   166.8    $  427.5     $   723.7
                         ========    =========    =========    ========     =========
Earnings (loss) per
 common share
  Diluted
    Continuing
     operations......... $   0.22    $    0.18    $    0.56    $  (0.31)    $    0.66
    Discontinued
     operations.........     0.03         0.03         0.02         --           0.08
    Discontinued
     operations--Gain on
     sale of McKesson
     Water Products
     Company............      --           --           --         1.83          1.83
                         --------    ---------    ---------    --------     ---------
      Total............. $   0.25    $    0.21    $    0.58    $   1.52     $    2.57
                         ========    =========    =========    ========     =========
  Basic Continuing
   operations........... $   0.22    $    0.18    $    0.57    $  (0.31)    $    0.66
    Discontinued
     operations.........     0.03         0.03         0.02         --           0.08
    Discontinued
     operations--Gain on
     sale of McKesson
     Water Products
     Company............      --           --           --         1.83          1.83
                         --------    ---------    ---------    --------     ---------
      Total............. $   0.25    $    0.21    $    0.59    $   1.52     $    2.57
                         ========    =========    =========    ========     =========
  Cash dividends per
   common share......... $   0.06    $    0.06    $    0.06    $   0.06     $    0.24
  Market prices per
   common share
    High................ $ 69 1/4    $34 15/16    $28 13/16    $28 1/16     $  69 1/4
    Low.................   30 3/4      27 3/16      18 9/16      18 1/4        18 1/4

                              McKESSON HBOC, INC.

                           First          Second      Third       Fourth       Fiscal
                          Quarter        Quarter     Quarter     Quarter        Year
                         ---------       --------    --------    --------     ---------
                                      (in millions except per share amounts)
Fiscal 1999
Revenues................ $ 6,200.3       $7,232.2    $8,287.5    $8,308.7     $30,028.7
Gross profit............     550.7          553.7       610.5       684.3       2,399.2
Income (loss) after
 taxes
  Continuing
   operations...........      62.1(5)(6)     15.5(6)     45.1(6)    (62.1)(6)      60.6
  Discontinued
   operations...........       7.0           10.8         5.6         0.9          24.3
                         ---------       --------    --------    --------     ---------
      Total............. $    69.1       $   26.3    $   50.7    $  (61.2)    $    84.9
                         =========       ========    ========    ========     =========
Earnings (loss) per
 common share
  Diluted
    Continuing
     operations......... $    0.22       $   0.06    $   0.16    $  (0.22)    $    0.22
    Discontinued
     operations.........      0.03           0.04        0.02         --           0.09
                         ---------       --------    --------    --------     ---------
      Total............. $    0.25       $   0.10    $   0.18    $  (0.22)    $    0.31
                         =========       ========    ========    ========     =========
  Basic
    Continuing
     operations......... $    0.23       $   0.06    $   0.16    $  (0.22)    $    0.22
    Discontinued
     operations.........      0.02           0.04        0.02         --           0.09
                         ---------       --------    --------    --------     ---------
      Total............. $    0.25       $   0.10    $   0.18    $  (0.22)    $    0.31
                         =========       ========    ========    ========     =========
  Cash dividends per
   common share......... $   0.125       $  0.125    $  0.125    $   0.06     $   0.435
  Market prices per
   common share
    High................ $85 13/16       $ 96 1/4    $     96    $ 89 3/4     $  96 1/4
    Low.................    57 5/8         73 5/8      66 1/2      52 1/4        52 1/4

--------
(1) Includes pre-tax charges of $6.3 million incurred in the quarter in connection with the restatement of prior years' financial results and resulting litigation. Also includes $18.5 million in severance and benefit costs resulting from the change in executive management and $1.7 million in retention benefits incurred in the quarter, $16.3 million in the aggregate after-tax.
(2) Includes pre-tax charges of $8.7 million incurred in connection with the restatement of prior years' financial statements and resulting litigation, $12.1 million in severance and other costs associated with former employees and $2.9 million in acquisition-related costs, $14.6 million in the aggregate after-tax.
(3) Includes pre-tax charges for receivable reserves and asset impairments in the Health Care Supply Management segment totaling $30.3 million related primarily to a prior year implementation of a contract system, partially offset by a $5.7 million reduction in prior year restructuring reserves. Also includes net gains of $256.0 million primarily from the exchange and subsequent sale of Health Care Information Technology segment's equity investments. These gains are offset in part, by a charge of $68.5 million for a change in estimate of the segment's requirements for accounts receivable and customer reserves. Also includes a charge of $1.5 million in the e-Health segment for the write-off of purchased in-process technology related to the Company's November 1999 acquisition of Abaton.com. In addition, includes pre-tax charges of $2.4 million for accounting and legal fees and other costs incurred in connection with the Company's earlier restatement of prior years' financial results and resulting litigation and $0.7 million in acquisition-related costs. These aggregate to $100.1 million in after-tax income.
(4) Includes pre-tax charges totaling $240.9 million for Health Care Information Technology segment charges for asset impairments, customer reserves and severance primarily associated with product streamlining and reorganization. These charges are offset in part, by net gains in the segment totaling $11.0 primarily from

                              McKESSON HBOC, INC.

                         FINANCIAL NOTES--(Concluded)

    the exchange and subsequent sale of equity investments. In addition, includes pre-tax charges of $1.2 million for asset impairments in the Health Care Supply Management segment related to a prior year implementation of a contract system. Also includes a pre-tax charge of $2.9 million for severance and exit-related charges primarily associated with segment staff reductions and income of $0.9 million related to reductions in prior year restructuring reserves. Also includes corporate pre-tax charges of $2.5 million for accounting and legal fees and other costs incurred in connection with the Company's earlier restatement of prior years' financial results and resulting litigation, costs associated with former employees and other acquisition-related costs. These items total $149.6 million, after-tax.
(5) Includes pre-tax and after-tax charges of $4.9 million for the terminated merger with AmeriSource Health Corporation.
(6) Includes charges associated with acquisitions in the Health Care Supply Management and Health Care Information Technology segments of $10.4 million pre-tax ($6.1 million after-tax) in the first quarter, $70.9 million pre-tax ($44.6 million after-tax) in the second quarter, $60.3 million pre-tax ($41.0 million after-tax) in the third quarter and $249.4 million pre-tax ($189.2 million after-tax) in the fourth quarter. These charges include transaction costs, employee benefit change in control provisions, employee severance, restructuring, integration and system installation costs associated with acquisition-related activities.