Form 10-Q
period 2000-06-30
MCKESSON HBOC INC
filed 2000-08-03
CIK 927653

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

      For quarter ended June 30, 2000

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                               Outstanding at June 30, 2000
                     -----                               ----------------------------
         Common stock, $.01 par value                         284,101,258 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              McKESSON HBOC, INC.

                               TABLE OF CONTENTS

 Item                                                                    Page
 ----                                                                    -----
                         PART I. FINANCIAL INFORMATION

 1.   Condensed Financial Statements

      Consolidated Balance Sheets
       June 30, 2000 and March 31, 2000................................    3-4

      Statements of Consolidated Income
       Three month periods ended June 30, 2000 and 1999................      5

      Statements of Consolidated Cash Flows
       Three month periods ended June 30, 2000 and 1999................      6

      Financial Notes..................................................   7-12

 2.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations

      Financial Review.................................................  13-16

 3.   Quantitative and Qualitative Disclosures about Market Risk.......     16

                           PART II. OTHER INFORMATION

 1.   Legal Proceedings................................................     17

 4.   Submission of Matters to a Vote of Security Holders..............     17

 6.   Exhibits and Reports on Form 8-K.................................     17

                         PART I. FINANCIAL INFORMATION

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                           June 30,   March 31,
                                                             2000       2000
                                                           ---------  ---------
                                                              (in millions)
ASSETS
Current Assets
  Cash and cash equivalents............................... $   452.3  $   548.9
  Marketable securities (Notes 3 and 7)...................      38.1       57.0
  Receivables.............................................   3,100.8    3,034.5
  Inventories.............................................   4,303.3    4,149.3
  Prepaid expenses........................................     186.4      175.8
                                                           ---------  ---------
    Total.................................................   8,080.9    7,965.5

Property, Plant and Equipment
  Land....................................................      32.5       34.5
  Buildings, machinery and equipment......................   1,137.0    1,115.1
                                                           ---------  ---------
    Total.................................................   1,169.5    1,149.6
  Accumulated depreciation................................    (617.2)    (594.2)
                                                           ---------  ---------
    Net...................................................     552.3      555.4

Capitalized Software......................................      95.1       92.2
Notes Receivable..........................................     105.8      100.9
Goodwill and Other Intangibles............................   1,169.7    1,185.6
Other Assets..............................................     484.6      473.3
                                                           ---------  ---------
    Total Assets.......................................... $10,488.4  $10,372.9
                                                           =========  =========

                                  (Continued)


                              See Financial Notes.

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                          June 30,   March 31,
                                                            2000       2000
                                                          ---------  ---------
                                                             (in millions,
                                                           except par value)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Drafts payable......................................... $   306.7  $   205.6
  Accounts payable--trade................................   3,923.2    3,678.3
  Deferred revenue.......................................     334.1      368.7
  Current portion of long-term debt......................      16.0       16.2
  Salaries and wages.....................................      76.4      115.5
  Taxes..................................................     154.2      354.8
  Interest and dividends.................................      53.2       33.9
  Other..................................................     328.5      348.8
                                                          ---------  ---------
    Total................................................   5,192.3    5,121.8

Postretirement Obligations and Other Noncurrent
 Liabilities.............................................     247.7      245.7

Long-Term Debt (Note 3)..................................   1,236.4    1,243.8

McKesson HBOC-Obligated Mandatorily Redeemable
 Convertible Preferred Securities of Subsidiary Grantor
 Trust Whose Sole Assets are Junior Subordinated
 Debentures of McKesson HBOC (Note 4)....................     195.8      195.8

Stockholders' Equity
  Common stock (400.0 shares authorized, 284.9 issued as
   of June 30, 2000, and 283.9 issued as of March 31,
   2000; par value $0.01)................................       2.8        2.8
  Additional paid-in capital.............................   1,806.1    1,791.1
  Other capital..........................................    (115.8)    (126.1)
  Retained earnings......................................   2,169.0    2,122.3
  Accumulated other comprehensive loss (Note 7)..........    (115.9)     (97.1)
  ESOP notes and guarantees..............................     (97.4)     (99.9)
  Treasury shares, at cost...............................     (32.6)     (27.3)
                                                          ---------  ---------
    Total Stockholders' Equity...........................   3,616.2    3,565.8
                                                          ---------  ---------
    Total Liabilities and Stockholders' Equity........... $10,488.4  $10,372.9
                                                          =========  =========

                                  (Concluded)

                              See Financial Notes.

                              McKESSON HBOC, INC.

                       STATEMENTS OF CONSOLIDATED INCOME
                                  (unaudited)

                                                             Three Months
                                                           Ended June 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                             (in millions,
                                                           except per share
                                                               amounts)

REVENUES.................................................. $9,728.5  $8,598.8
                                                           --------  --------
COSTS AND EXPENSES
  Cost of sales...........................................  9,145.7   8,022.5
  Selling, distribution, research and development and
   administration (Note 5)................................    448.6     440.8
  Interest................................................     27.4      31.2
                                                           --------  --------
    Total.................................................  9,621.7   8,494.5
                                                           --------  --------

INCOME BEFORE INCOME TAXES AND DIVIDENDS ON PREFERRED
 SECURITIES OF SUBSIDIARY TRUST...........................    106.8     104.3

INCOME TAXES..............................................    (41.7)    (39.9)

DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY TRUST.....     (1.5)     (1.5)
                                                           --------  --------

INCOME AFTER TAXES
  Continuing operations...................................     63.6      62.9
  Discontinued operations (Note 2)........................       --       7.2
                                                           --------  --------
    Net Income............................................ $   63.6  $   70.1
                                                           ========  ========

EARNINGS PER COMMON SHARE (Note 8)
 Diluted:
  Continuing operations................................... $   0.22  $   0.22
  Discontinued operations.................................       --      0.03
                                                           --------  --------
    Total................................................. $   0.22  $   0.25
                                                           ========  ========

 Basic:
  Continuing operations................................... $   0.23  $   0.22
  Discontinued operations.................................       --      0.03
                                                           --------  --------
    Total................................................. $   0.23  $   0.25
                                                           ========  ========

DIVIDENDS PER COMMON SHARE................................ $   0.06  $   0.06

SHARES ON WHICH EARNINGS PER COMMON SHARE WERE BASED
  Diluted.................................................    289.7     290.2
  Basic...................................................    282.6     280.6

                              See Financial Notes.

                              McKESSON HBOC, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (unaudited)

                                                          Three Months Ended
                                                              June 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                             (in millions)
Operating Activities
 Income from continuing operations....................... $    63.6  $    62.9
 Adjustments to reconcile to net cash provided (used) by
  operating activities:
  Depreciation...........................................      28.5       26.9
  Amortization...........................................      29.2       22.3
  Provision for bad debts................................      11.7        5.6
  Deferred taxes on income...............................      (1.3)      (2.4)
  Other non-cash items...................................      (3.3)       0.2
                                                          ---------  ---------
   Total.................................................     128.4      115.5
                                                          ---------  ---------
 Effects of changes in:
  Receivables............................................     (89.9)      53.0
  Inventories............................................    (158.3)    (130.9)
  Accounts and drafts payable............................     351.5     (310.8)
  Taxes..................................................    (203.6)      32.1
  Deferred revenue.......................................     (32.8)    (101.1)
  Other..................................................     (27.2)     (27.8)
                                                          ---------  ---------
   Total.................................................    (160.3)    (485.5)
                                                          ---------  ---------
   Net cash provided (used) by continuing operations.....     (31.9)    (370.0)
 Discontinued operations.................................      (0.6)     (11.5)
                                                          ---------  ---------
   Net cash provided (used) by operating activities......     (32.5)    (381.5)
                                                          ---------  ---------
Investing Activities
 Purchases of marketable securities......................      (0.3)    (155.0)
 Property acquisitions...................................     (29.2)     (40.5)
 Properties sold.........................................       2.0        2.1
 Acquisitions of businesses, less cash and short-term
  investments acquired...................................      (0.5)      (7.4)
 Other...................................................     (28.0)     (46.4)
                                                          ---------  ---------
   Net cash provided (used) by investing activities......     (56.0)    (247.2)
                                                          ---------  ---------
Financing Activities
 Proceeds from issuance of debt..........................        --      595.7
 Repayment of debt.......................................      (7.5)     (27.4)
 Dividends paid on preferred securities of subsidiary
  trust..................................................      (2.5)      (2.5)
 Capital stock transactions:
  Issuances..............................................      14.8       13.1
  ESOP notes and guarantees..............................       2.5        7.2
  Dividends paid.........................................     (17.1)     (16.9)
  Other..................................................       1.7       (0.4)
                                                          ---------  ---------
   Net cash provided (used) by financing activities......      (8.1)     568.8
                                                          ---------  ---------
Net Decrease in Cash and Cash Equivalents................     (96.6)     (59.9)
                                                          ---------  ---------
Cash and Cash Equivalents at beginning of period.........     548.9      233.7
                                                          ---------  ---------
Cash and Cash Equivalents at end of period............... $   452.3  $   173.8
                                                          =========  =========

                              See Financial Notes.

                              McKESSON HBOC, INC.

                                FINANCIAL NOTES
                                  (unaudited)

1. Interim Financial Statements

   In the opinion of McKesson HBOC, Inc. ("McKesson HBOC" or the "Company"), these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 2000, the results of its operations for the three months ended June 30, 2000 and 1999, and its cash flows for the three months ended June 30, 2000 and 1999.

   The results of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of the results for the full years.

   These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's fiscal 2000 consolidated financial statements which have previously been filed with the Securities and Exchange Commission (the "SEC").

2. Discontinued Operations

   Income after taxes from discontinued operations for the three months ended June 30, 1999, represents the results of operations of McKesson Water Products Company which was sold in February 2000.

3. Marketable Securities

   The June 30, 2000 marketable securities balance includes $17.2 million held in trust as exchange property for the Company's $28.1 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding.

4. Convertible Preferred Securities

   In February 1997, a wholly-owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder's option into McKesson HBOC common stock. The proceeds of such issuance's were invested by the trust in $206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due in 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by the Company beginning in March 2000 at 103.5% of the principal amount thereof.

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

                              McKESSON HBOC, INC.

                                  (unaudited)


5. Charges in Continuing Operations

   In April 1999, following the Company's January 1999 acquisition of HBO & Company ("HBOC"), the Company discovered improper accounting practices at HBOC. In July 1999, the Audit Committee of the Company's Board of Directors completed an investigation into such matters, which resulted in the previously reported restatement of the Company's historical consolidated financial statements related to HBOC (pre-acquisition) in fiscal 1999, 1998 and 1997.

   During the quarter ended June 30, 1999, the Company incurred accounting and legal fees and other costs totaling $6.3 million in connection with the investigation, the restatement of the historical consolidated financial statements and the resulting pending litigation (See Financial Note 10). The Company also recorded $18.5 million in severance and benefit costs resulting from the change in executive management announced during the quarter, and $1.7 million in retention benefits. For segment reporting purposes, (see Financial
Note 11) these charges are included in Corporate and other.

6. Restructuring

   In conjunction with restructuring plans provided for in prior fiscal years, during the three months ended June 30, 2000, the Company closed two Health Care Supply Management pharmaceutical distribution centers. This resulted in the termination of approximately 65 distribution center and back-office employees and the payment of $0.8 million in severance. Also, the Company paid $0.7 million in severance to approximately 80 employees that were terminated in the Health Care Supply Management medical/surgical business. In addition, the Company paid $0.7 million for costs incurred in connection with the distribution center closures and associated real estate property taxes, rents, utility and other costs for facilities subsequent to termination of operations. The Company plans to continue the previously announced distribution center closures, back-office reductions and workforce reductions in the Health Care Supply Management segment throughout fiscal 2001. In the Health Care Information Technology segment, $2.8 million of severance was paid in the three month period ended June 30, 2000, to approximately 270 employees who were terminated in fiscal 1999 and 2000. Severance agreements for certain employees of the Health Care Information Technology segment provide for payments through fiscal 2002.

   A reconciliation of the reserves for the restructuring plans from March 31, 2000 to June 30, 2000, by operating segment follows:

                                                         Health Care
                                       Health Care       Information
                                    Supply Management    Technology
                                    ----------------- -----------------
                                               Exit-             Exit-
                                    Severance Related Severance Related Total
                                    --------- ------- --------- ------- -----
                                                  (in millions)
   Balance, March 31, 2000.........   $ 7.1    $10.1    $ 5.0    $0.7   $22.9
   Severance amounts paid during
    the period.....................    (1.5)             (2.8)           (4.3)
   Other costs paid during the
    period.........................             (0.7)                    (0.7)
                                      -----    -----    -----    ----   -----
   Balance, June 30, 2000..........   $ 5.6    $ 9.4    $ 2.2    $0.7   $17.9
                                      =====    =====    =====    ====   =====

   The remaining balances at June 30, 2000 relate primarily to charges recorded in fiscal 1999 and 2000, with the exception of $0.8 million of exit-related reserves associated with the fiscal 1997 plan. The reserves for other exit-related items consist of costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

                              McKESSON HBOC, INC.

                                  (unaudited)


7. Comprehensive Income

   Comprehensive income is defined as all changes in stockholders' equity from non-owner sources. As such, it includes net income and amounts arising from unrecognized pension costs, unrealized gains or losses on marketable securities and investments classified as available for sale which are recorded directly to stockholders' equity and foreign currency translations. Total comprehensive income for the three months ended June 30, 2000 and 1999 is as follows:

                                                                Three Months
                                                                 Ended June
                                                                    30,
                                                                -------------
                                                                 2000   1999
                                                                ------  -----
                                                                    (in
                                                                 millions)
   Net income.................................................. $ 63.6  $70.1
   Unrealized gain (loss) on marketable securities and
    investments................................................  (13.5)    --
   Foreign currency translation adjustments....................   (5.3)  (0.3)
                                                                ------  -----
                                                                $ 44.8  $69.8
                                                                ======  =====

8. Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                              Three Months Ended
                                -----------------------------------------------
                                     June 30, 2000           June 30, 1999
                                ----------------------- -----------------------
                                Income Shares Per Share Income Shares Per Share
                                ------ ------ --------- ------ ------ ---------
                                    (in millions, except per share amounts)
Basic EPS
 Income from continuing
  operations................... $63.6  282.6    $0.23   $62.9  280.6    $0.22
                                                =====                   =====
Effect of Dilutive Securities
 Options to purchase common
  stock........................    --    1.6               --    4.1
 Trust convertible preferred
  securities...................   1.5    5.4              1.5    5.4
 Restricted stock..............    --    0.1               --    0.1
                                -----  -----            -----  -----
Diluted EPS
 Income from continuing
  operations available to
  common stockholders plus
  assumed conversions.......... $65.1  289.7    $0.22   $64.4  290.2    $0.22
                                =====  =====    =====   =====  =====    =====

9. New Accounting Pronouncements

   In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's fiscal year 2002. The FASB further amended SFAS 133 to address implementation issues by issuing SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133", in June 2000.

                              McKESSON HBOC, INC.

                                  (unaudited)


   In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000, the SEC released SAB 101A, which delayed for one quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June 2000, the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

   The Company is evaluating what impact, if any, SFAS 133 and SAB 101 may have on its consolidated financial statements.

10. Litigation

   In its Annual Report on Form 10-K for fiscal year ended March 31, 2000, the Company reported on numerous legal proceedings arising out of the Company's announcement on April 28, 1999 regarding accounting improprieties at HBOC.

   As previously reported, on April 25, 2000, the Company filed a motion to dismiss the action entitled In Re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743-RMW) ("The Consolidated Action"), pending before the Honorable Ronald M. Whyte in the United States District Court for the Northern District of California. Lead Plaintiff in the Consolidated Action filed its opposition to the motion to dismiss on July 14, 2000. The Company has until August 18, 2000 to reply to Lead Plaintiff's opposition, and the motion is currently scheduled to be heard by the Court on September 15, 2000. All discovery remains stayed in the Consolidated Action during the pendency of this motion.

   On June 20, 2000, the Company moved to dismiss two previously reported actions pending in California state court, Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269) and Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747), and also moved to stay those actions in favor of the Consolidated Action.

   As previously reported, the Company moved to dismiss the complaint in an action pending in Colorado state court, American Healthcare Fund II v. HBO & Company et al. (Case No. 00-CV-1762). On June 26, 2000, the court granted in part and denied in part the Company's motion and granted plaintiffs leave to file an amended complaint. Plaintiffs filed an amended complaint in that action on July 14, 2000.

   The Company previously moved to stay a Delaware state court action, Derdiger v. Tallman et al. (Case No. 17276), and was served in another Delaware state court action, Caravetta v. McKesson HBOC, Inc. (Case No. OOC-04-214WTQ). The Company's motion to stay Derdiger was granted on July 20, 2000. The Company moved to dismiss, or alternatively stay, the complaint in Caravetta, which motion is pending.

   As previously reported, the United States Attorney's Office for the Northern District of California and the San Francisco District Office of the SEC have commenced investigations in connection with the matters relating to the restatement of previously reported amounts for HBOC. These investigations are ongoing.

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

                              McKESSON HBOC, INC.

                                  (unaudited)


   Except for the matters discussed above, there have not been any significant changes with respect to the litigation matters described in Financial Note 18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

11. Segment Information

   The Company's chief operating decision makers who determine the allocation of resources and evaluate the financial performance of the operating segments are the Co-Chief Executive Officers. In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is income before interest expense, corporate interest income, taxes on income and allocation of certain corporate revenues and expenses. During the first quarter of fiscal 2001, the Company formed the iMcKesson business segment which consists of assets of the former e-Health segment and certain assets reclassified from the Health Care Supply Management and Health Care Information Technology segments to iMcKesson. iMcKesson's objective is to use the power of the Internet and other innovative, emerging technologies to share information real-time to drive improved clinical outcomes, cost efficiencies and increased satisfaction for all healthcare participants. Financial information relating to the Company's continuing operations reportable segments for the three months ended June 30, 2000 and 1999, and as of June 30, 2000 and March 31, 2000, is presented below:

                                                          Three Months Ended
                                                               June 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                             (in millions)
   Revenues
     Health Care Supply Management....................... $ 9,457.0  $ 8,278.6
     Health Care Information Technology..................     199.4      242.2
     iMcKesson...........................................      68.5       75.2
     Corporate...........................................       3.6        2.8
                                                          ---------  ---------
       Total............................................. $ 9,728.5  $ 8,598.8
                                                          =========  =========
   Operating profit
     Health Care Supply Management....................... $   149.1  $   125.4
     Health Care Information Technology..................       8.2       39.4
     iMcKesson...........................................      (6.0)      16.7
                                                          ---------  ---------
       Total.............................................     151.3      181.5
     Interest--net.......................................     (24.8)     (29.5)
     Corporate and other.................................     (19.7)     (47.7)
                                                          ---------  ---------
       Income from continuing operations before income
        taxes and dividends on preferred securities of
        subsidiary trust................................. $   106.8  $   104.3
                                                          =========  =========

                                                          June 30,   March 31,
                                                            2000       2000
                                                          ---------  ---------
                                                             (in millions)
   Segment assets
     Health Care Supply Management....................... $ 8,699.8  $ 8,462.4
     Health Care Information Technology..................     654.6      756.9
     iMcKesson...........................................     307.7      323.2
     Corporate...........................................     826.3      830.4
                                                          ---------  ---------
       Total............................................. $10,488.4  $10,372.9
                                                          =========  =========

                              McKESSON HBOC, INC.

                          FINANCIAL NOTES--(Concluded)
                                  (unaudited)


12. Subsequent Events

   On July 5, 2000, the Company announced a definitive agreement to acquire MediVation, Inc., a privately held company based in Needham, Massachusetts. MediVation, Inc., which will be included in the iMcKesson operating segment, offers an automated web-based communications system for providers to communicate with patients online. On July 17, 2000, the Company completed the acquisition of MediVation, Inc.

   On July 27, 2000, the Company announced a program to repurchase from time to time up to $250 million of the Company's shares of common stock in open market or private transactions. The repurchased shares will be held as treasury shares and used for general corporate purposes.

                              McKESSON HBOC, INC.

                               FINANCIAL REVIEW

Segment Results

   The revenues and operating profits from continuing operations of the Company by business segment are as follows:

                                                                 Three Months Ended June 30,
                                                                 ---------------------------------
                                                                    2000      1999(1)       % Chg.
                                                                 ----------  ------------   ------
                                                                 (dollars in millions)
REVENUES
Health Care Supply Management
 Pharmaceutical Distribution & Services
  U.S. Health Care(2)..........................................  $  8,087.2  $  7,068.0      14.4
  International................................................       630.3       555.5      13.5
                                                                 ----------  ----------
    Total Pharmaceutical Distribution & Services...............     8,717.5     7,623.5      14.4
 Medical/Surgical Distribution & Services......................       739.5       655.1      12.9
                                                                 ----------  ----------
    Total Health Care Supply Management........................     9,457.0     8,278.6      14.2
                                                                 ----------  ----------
Health Care Information Technology
 Software......................................................        30.2        32.8      (7.9)
 Services......................................................       152.6       189.6     (19.5)
 Hardware......................................................        16.6        19.8     (16.2)
                                                                 ----------  ----------
    Total Health Care Information Technology...................       199.4       242.2     (17.7)
                                                                 ----------  ----------
iMcKesson......................................................        68.5        75.2      (8.9)
Corporate......................................................         3.6         2.8
                                                                 ----------  ----------
Total..........................................................  $  9,728.5  $  8,598.8      13.1
                                                                 ==========  ==========


OPERATING PROFIT
Health Care Supply Management..................................  $    149.1  $    125.4      18.9
Health Care Information Technology.............................         8.2        39.4     (79.2)
iMcKesson......................................................        (6.0)       16.7
                                                                 ----------  ----------
Total..........................................................       151.3       181.5     (16.6)
Interest--net(3)...............................................       (24.8)      (29.5)
Corporate and other............................................       (19.7)      (47.7)(4)
                                                                 ----------  ----------
Income from continuing operations before income taxes and
 dividends on preferred securities of subsidiary trust.........  $    106.8  $    104.3
                                                                 ==========  ==========

--------
(1) Revenues and operating profits of certain business units which were previously included in the Health Care Supply Management and Health Care Information Technology segments have been reclassified into iMcKesson.
(2) Includes sales to customers' warehouses of $2,325.3 million and $2,160.6 million in the three months ended June 30, 2000 and 1999, respectively.
(3) Interest expense is shown net of corporate interest income.
(4) Includes pre-tax charges of $6.3 million incurred in the quarter in connection with the restatement of prior year's financial results and resulting litigation. Also includes $18.5 million in severance and benefit costs resulting from a change in executive management and $1.7 million in retention benefits incurred in the quarter.

                              McKESSON HBOC, INC.

Factors Affecting Forward-Looking Statements

   In addition to historical information, management's discussion and analysis includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "anticipates", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or "anticipates", or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected.

   These and other risks and uncertainties are described herein or in the Company's Forms 10-K, 10-Q, 8-K and other public documents filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview of Results

   Net income for the first quarter decreased to $63.6 million, $0.22 per diluted share, from $70.1 million, $0.25 per diluted share, in the prior year.

   The prior year's first quarter results from continuing operations included after-tax charges of $16.3 million for accounting, legal and other associated fees incurred in connection with the previously reported restatement of the Health Care Information Technology segment's historical (pre-acquisition) financial statements and resulting litigation, severance and benefit costs resulting from a change in executive management and retention benefits incurred in the quarter. Also included in the prior year first quarter results was $7.2 million in income after taxes from discontinued operations, representing the results of operations of the Water Products business which was sold in February 2000.

   Income from continuing operations (before the charges discussed above in the prior year) decreased to $63.6 million from $79.2 million in the prior year reflecting a decline in operating profit in the Health Care Information Technology and iMcKesson segments.

   The effective income tax rate applicable to continuing operations for the three months ended June 30, 2000 differed from the effective income tax rate for the comparable prior year period primarily due to an increase in nondeductible amortization of goodwill as the result of acquisitions made in the second half of fiscal 2000.

Health Care Supply Management

   The Health Care Supply Management segment includes the operations of the Company's U.S. pharmaceutical distribution and services businesses, its international pharmaceutical operations (Canada and Mexico), and its medical/surgical distribution and services business. This segment accounted for 97% of consolidated revenues for the three month period ended June 30, 2000.

   Pharmaceutical Distribution & Services revenues increased by 14% to $8.7 billion in the quarter. This increase reflects growth in the U.S. direct delivery business of 17% in the quarter, an increase in U.S. sales to customers' warehouses of 8% and an increase in international revenues of 13%.

                              McKESSON HBOC, INC.

   Medical/Surgical Distribution & Services revenues increased 13% to $739.5 million in the quarter. The quarter ended June 30, 2000 contained five more selling days than the prior year's first quarter as a result of that business' fiscal calendar. Excluding the additional selling days, revenues increased by 5% in the quarter.

   Health Care Supply Management operating profit increased $23.7 million or 19% to $149.1 million in the quarter. Operating profit as a percent of revenues (calculated excluding sales to customers' warehouses) increased 4 basis points to 2.09% in the first quarter compared to the respective prior year margin. The increase in the operating margin reflects productivity improvements in both back-office and field operations and expanded product procurement profits.

Health Care Information Technology

   The Health Care Information Technology ("HCIT") segment includes revenues from software sales, services business and hardware sales. Prior year's segment information reflects the transfer of certain business units from this segment into the iMcKesson segment. HCIT revenues declined 18% to $199.4 million compared to $242.2 million in the prior year first quarter. Software revenues declined 8% to $30.2 million from $32.8 million. The decline reflects the increasing number of contracts for software and related services that provide for the recognition of revenue over the contract term as services are provided. Services revenues of $152.6 million declined 20% from the prior year's first quarter of $189.6 million, reflecting the lagging impact of reduced prior period software sales on implementation services revenues. Hardware revenues declined 16% to $16.6 million from $19.8 million reflecting the lower level of software sales and lower unit prices. This segment accounted for 2% of consolidated revenues for the quarter ended June 30, 2000.

   Operating profit decreased 79% to $8.2 million in the quarter ended June 30, 2000 from $39.4 million in the prior year quarter. The operating profit margin declined to 4.11% in the quarter ended compared to 16.27% for the prior year quarter. The decline is primarily the result of lower services revenues and an increased level of expenses to enhance customer support and future product introductions.

iMcKesson

   The iMcKesson segment became a reportable segment in the first quarter of fiscal 2001. Prior year segment information includes revenues and operating profit of certain business units which were previously reported in the Health Care Supply Management and Health Care Information Technology segments. Revenues for iMcKesson were $68.5 million in the quarter ended June 30, 2000, a 9% decline from revenues of $75.2 million in the quarter ended June 30, 1999. iMcKesson incurred an operating loss of $6.0 million in the quarter, compared to operating profit of $16.7 million in the prior year. The fiscal 2001 first quarter results include the operating loss and goodwill amortization of Abaton.com which was acquired in November 1999, expenses related to the formation of the iMcKesson management team and organization and technology licensing agreements entered into during the quarter. Also, iMcKesson had lower revenues and operating profit reflecting the loss of a number of triage customers and an increase in deferred revenue.

Other

   Corporate expense declined from $47.7 million to $19.7 million in the first quarter of fiscal 2001 from the comparable prior year period. Corporate expense included pre-tax charges of $26.5 million in the three months ended June 30, 1999, consisting of professional fees incurred in connection with the previously discussed investigation, restatement of prior year financial statements and resulting litigation, severance benefits and other costs associated with former employees and retention benefit costs incurred (see Financial Note 5).

                              McKESSON HBOC, INC.

                         FINANCIAL REVIEW--(Concluded)


Discontinued Operations

   Income from discontinued operations was $7.2 million in the prior year first quarter. This amount represents the results from the Water Products business which was sold in the fourth quarter of fiscal 2000.

Liquidity and Capital Resources

   Cash and cash equivalents decreased by $96.6 million from $548.9 million at March 31, 2000 to $452.3 million at June 30, 2000. During the first quarter of fiscal 2001, net cash used by operating activities was $32.5 million, reflecting the payment of taxes related to the gain on the February 2000 sale of the Company's Water Products business. The improvement in cash flows from operations compared to the prior year was the result of working capital initiatives in the Health Care Supply Management segment and the timing of inventory purchases and related payments.

   Cash and marketable securities available for sale were $490.4 million at June 30, 2000 compared to $605.9 million at March 31, 2000. The June 30, 2000 marketable securities balance includes $17.2 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures.

   Interest expense, net of corporate interest income, decreased to $24.8 million from $29.5 million in the prior year. The decrease from the prior year is due to a significant decline in short-term borrowings reflecting the receipt of cash proceeds from the February 2000 sale of the Water Products business.

   Stockholders' equity was $3.6 billion at June 30, 2000, and the net debt-to-capital ratio was 17%, up from 15% at March 31, 2000. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances.

   Common shares outstanding increased to 284.1 million at June 30, 2000 from
283.4 million at March 31, 2000 due primarily to shares issued under employee benefit plans. Average diluted shares declined to 289.7 million in the first quarter of fiscal 2001 from 290.2 million in the comparable prior year period due to a lower effect of dilutive securities as a result of the stock price decline (see Financial Note 8).

Additional Factors That May Affect Future Results

   Reference is made to the Additional Factors That May Affect the Company's Future Results described in the Company's most recent Annual Report on Form 10-K for its fiscal year ended March 31, 2000. The Company notes that certain of such factors relating to the Company's HCIT segment are also applicable to the new iMcKesson business segment inasmuch as that segment includes certain assets which were previously part of the HCIT segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   The Company believes there has been no material change in its exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in the Company's 2000 Annual Report on Form 10-K.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Financial Note 10 to the Company's unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Stockholders was held on July 26, 2000. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below:

     The Board of Directors' nominees for directors as listed in the proxy statement were each elected to serve for a three-year term expiring at the Annual Meeting in 2003. The vote was as follows:

                                                       Votes For  Votes Withheld
                                                      ----------- --------------
       Tully M. Friedman............................. 243,843,274   9,362,672
       Alton F. Irby III............................. 243,924,695   9,281,251
       James V. Napier............................... 244,083,702   9,122,244
       Carl E. Reichardt............................. 243,763,949   9,441,997

     The terms of the following named directors continued after the meeting:

       Alfred C. Eckert III               Gerald L. Mayo
       John H. Hammergren                 David S. Pottruck
       M. Christine Jacobs                Alan Seelenfreund
       Martin M. Koffel                   Jane E. Shaw
       David L. Mahoney

     The proposal to approve the Company's 1989 Management Incentive Plan received the following vote:

        Votes For                   Votes Against                                 Abstentions
        ---------                   -------------                                 -----------
       215,602,321                   36,010,080                                    1,593,545

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   27 Financial Data Schedule

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McKESSON HBOC, INC.

Dated: August 3, 2000
                                             /s/ William R. Graber
                                          By __________________________________
                                                William R. Graber
                                                Senior Vice President and
                                                Chief Financial Officer

                                             /s/ Heidi E. Yodowitz
                                          By __________________________________
                                                Heidi E. Yodowitz
                                                Senior Vice President and
                                                Controller