Form 10-Q
period 2000-09-30
MCKESSON HBOC INC
filed 2000-11-06
CIK 927653

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

      For quarter ended September 30, 2000

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from        to

                        Commission file number 1-13252

                               ----------------

                              McKESSON HBOC, INC.
            (Exact name of Registrant as specified in its charter)

                       Delaware                                      94-3207296
   (State or other jurisdiction of incorporation or       (IRS Employer Identification No.)
                    organization)


      One Post Street, San Francisco, California                        94104
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                            Outstanding at September 30, 2000
                    -----                            ---------------------------------
        Common stock, $.01 par value                         283,949,068 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              McKESSON HBOC, INC.

                               TABLE OF CONTENTS

 Item                                                                    Page
 ----                                                                    -----
                         PART I. FINANCIAL INFORMATION


 1.   Condensed Financial Statements


      Consolidated Balance Sheets
       September 30, 2000 and March 31, 2000...........................    3-4

      Statements of Consolidated Income
       Three and six month periods ended September 30, 2000 and 1999...      5

      Statements of Consolidated Cash Flows
       Six month periods ended September 30, 2000 and 1999.............      6

      Financial Notes..................................................   7-14

 2.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations


      Financial Review.................................................  15-20

 3.   Quantitative and Qualitative Disclosures about Market Risk.......     20


                           PART II. OTHER INFORMATION


 1.   Legal Proceedings................................................     21


 6.   Exhibits and Reports on Form 8-K.................................     21

                         PART I. FINANCIAL INFORMATION

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                      September 30, March 31,
                                                                          2000        2000
                                                                      ------------- ---------
                                                                           (in millions)
ASSETS
Current Assets
  Cash and cash equivalents..........................................   $   176.4   $   548.9
  Marketable securities available for sale (Notes 4 and 8)...........        34.8        57.0
  Receivables........................................................     3,221.4     3,034.5
  Inventories........................................................     4,467.5     4,149.3
  Prepaid expenses...................................................       169.0       175.8
                                                                        ---------   ---------
    Total............................................................     8,069.1     7,965.5


Property, Plant and Equipment
  Land...............................................................        34.0        34.5
  Buildings, machinery and equipment.................................     1,158.1     1,115.1
                                                                        ---------   ---------
    Total............................................................     1,192.1     1,149.6
  Accumulated depreciation...........................................      (635.5)     (594.2)
                                                                        ---------   ---------
    Net..............................................................       556.6       555.4


Capitalized Software.................................................        99.4        92.2
Notes Receivable.....................................................       110.7       100.9
Goodwill and Other Intangibles.......................................     1,207.3     1,185.6
Other Assets.........................................................       504.9       473.3
                                                                        ---------   ---------
    Total Assets.....................................................   $10,548.0   $10,372.9
                                                                        =========   =========

                                  (Continued)

                              See Financial Notes.

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                       September 30, March 31,
                                                                           2000        2000
                                                                       ------------- ---------
                                                                        (in millions, except
                                                                             par value)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Drafts payable.....................................................    $   367.4   $   205.6
  Accounts payable--trade............................................      3,976.8     3,678.3
  Deferred revenue...................................................        297.1       368.7
  Current portion of long-term debt..................................         17.1        16.2
  Salaries and wages.................................................         93.7       115.5
  Taxes..............................................................         84.4       354.8
  Interest and dividends.............................................         33.8        33.9
  Other..............................................................        339.6       348.8
                                                                         ---------   ---------
    Total............................................................      5,209.9     5,121.8


Postretirement Obligations and Other Noncurrent Liabilities..........        250.1       245.7


Long-Term Debt (Note 4)..............................................      1,224.3     1,243.8


McKesson HBOC-Obligated Mandatorily Redeemable Convertible Preferred
 Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior
 Subordinated Debentures of McKesson HBOC (Note 5)...................        195.9       195.8


Other Commitments and Contingent Liabilities


Stockholders' Equity
  Common stock (400.0 shares authorized, 285.6 issued as of
   September 30, 2000, and 283.9 issued as of March 31, 2000;
   par value $0.01)..................................................          2.9         2.8
  Additional paid-in capital.........................................      1,827.3     1,791.1
  Other capital......................................................       (113.4)     (126.1)
  Retained earnings..................................................      2,214.1     2,122.3
  Accumulated other comprehensive losses (Note 8)....................       (114.4)      (97.1)
  ESOP notes and guarantees..........................................        (96.7)      (99.9)
  Treasury shares, at cost...........................................        (52.0)      (27.3)
                                                                         ---------   ---------
    Total Stockholders' Equity.......................................      3,667.8     3,565.8
                                                                         ---------   ---------
    Total Liabilities and Stockholders' Equity.......................    $10,548.0   $10,372.9
                                                                         =========   =========

                                  (Concluded)

                              See Financial Notes.

                              McKESSON HBOC, INC.

                       STATEMENTS OF CONSOLIDATED INCOME
                                  (unaudited)

                                                      Three Months Ended     Six Months Ended
                                                         September 30,         September 30,
                                                      --------------------  --------------------
                                                        2000       1999       2000       1999
                                                      ---------  ---------  ---------  ---------
                                                      (in millions, except per share amounts)
REVENUES............................................  $ 9,874.8  $ 8,939.4  $19,603.3  $17,538.2
                                                      ---------  ---------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales.....................................    9,298.9    8,369.9   18,444.6   16,392.4
  Selling, distribution, research and development
   and administration (Note 6)......................      449.6      460.5      898.2      901.3
  Interest..........................................       28.7       27.0       56.1       58.2
                                                      ---------  ---------  ---------  ---------
    Total...........................................    9,777.2    8,857.4   19,398.9   17,351.9
                                                      ---------  ---------  ---------  ---------


GAIN ON INVESTMENTS (Note 6)........................        7.8         --        7.8         --
                                                      ---------  ---------  ---------  ---------


INCOME BEFORE INCOME TAXES AND DIVIDENDS ON
 PREFERRED SECURITIES OF SUBSIDIARY TRUST...........      105.4       82.0      212.2      186.3


INCOME TAXES........................................      (41.9)     (31.1)     (83.6)     (71.0)


DIVIDENDS ON PREFERRED SECURITIES OF SUBSIDIARY
 TRUST..............................................       (1.6)      (1.6)      (3.1)      (3.1)
                                                      ---------  ---------  ---------  ---------


INCOME AFTER TAXES
  Continuing operations.............................       61.9       49.3      125.5      112.2
  Discontinued operations (Note 2)..................         --       10.0         --       17.2
                                                      ---------  ---------  ---------  ---------
NET INCOME..........................................  $    61.9  $    59.3  $   125.5  $   129.4
                                                      =========  =========  =========  =========


EARNINGS PER COMMON SHARE (Note 9)
 Diluted:
  Continuing operations.............................  $    0.22  $    0.18  $    0.44  $    0.40
  Discontinued operations (Note 2)..................         --       0.03         --       0.06
                                                      ---------  ---------  ---------  ---------
    Total...........................................  $    0.22  $    0.21  $    0.44  $    0.46
                                                      =========  =========  =========  =========


 Basic:
  Continuing operations.............................  $    0.22  $    0.18  $    0.44  $    0.40
  Discontinued operations (Note 2)..................         --       0.03         --       0.06
                                                      ---------  ---------  ---------  ---------
    Total...........................................  $    0.22  $    0.21  $    0.44  $    0.46
                                                      =========  =========  =========  =========

DIVIDENDS PER COMMON SHARE..........................  $    0.06  $    0.06  $    0.12  $    0.12


SHARES ON WHICH EARNINGS PER COMMON SHARE WERE BASED
  Diluted...........................................      292.0      289.4      290.7      290.2
  Basic.............................................      283.0      281.1      282.8      280.9

                              See Financial Notes.

                              McKESSON HBOC, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (unaudited)

                                                                           Six Months Ended
                                                                             September 30,
                                                                           ------------------
                                                                             2000      1999
                                                                           --------  --------
                                                                             (in millions)
Operating Activities
 Income from continuing operations........................................ $  125.5  $  112.2
 Adjustments to reconcile to net cash provided (used) by operating activities:
  Depreciation............................................................     56.1      56.6
  Amortization............................................................     60.4      46.1
  Provision for bad debts.................................................     22.7       4.0
  Deferred taxes on income................................................      9.3     (25.6)
  Other non-cash items....................................................     (3.3)     29.7
                                                                           --------  --------
    Total.................................................................    270.7     223.0
                                                                           --------  --------
 Effects of changes in:
  Receivables.............................................................   (236.1)   (155.7)
  Inventories.............................................................   (325.4)   (154.7)
  Accounts and drafts payable.............................................    470.0    (292.6)
  Deferred revenue........................................................    (71.8)    (87.9)
  Taxes...................................................................   (233.6)     36.8
  Other...................................................................    (33.2)    (23.6)
                                                                           --------  --------
    Total.................................................................   (430.1)   (677.7)
                                                                           --------  --------
    Net cash provided (used) by continuing operations.....................   (159.4)   (454.7)
 Discontinued operations..................................................     (1.1)    (14.9)
                                                                           --------  --------
    Net cash provided (used) by operating activities......................   (160.5)   (469.6)
                                                                           --------  --------
Investing Activities
 Purchases of marketable securities.......................................       --      (0.5)
 Property acquisitions....................................................    (59.6)    (75.0)
 Properties sold..........................................................      3.8       5.3
 Acquisitions of businesses, less cash and short-term investments
  acquired................................................................    (39.8)    (22.6)
 Other....................................................................    (58.0)   (114.2)
                                                                           --------  --------
    Net cash provided (used) by investing activities......................   (153.6)   (207.0)
                                                                           --------  --------
Financing Activities
 Proceeds from issuance of debt...........................................      2.0     667.7
 Repayment of debt........................................................    (20.6)    (36.4)
 Dividends paid on preferred securities of subsidiary trust...............     (5.0)     (5.0)
 Capital stock transactions:
  Issuances...............................................................     20.0      16.6
  Share repurchases.......................................................    (25.5)       --
  Dividends paid..........................................................    (34.2)    (33.7)
  ESOP notes and guarantees...............................................      3.2       8.5
  Other...................................................................      1.7      (1.1)
                                                                           --------  --------
    Net cash provided (used) by financing activities......................    (58.4)    616.6
                                                                           --------  --------
Net decrease in Cash and Cash Equivalents.................................   (372.5)    (60.0)
                                                                           --------  --------
Cash and Cash Equivalents at beginning of period..........................    548.9     233.7
                                                                           --------  --------
Cash and Cash Equivalents at end of period................................ $  176.4  $  173.7
                                                                           ========  ========

                              See Financial Notes.

                              McKESSON HBOC, INC.

                                FINANCIAL NOTES
                                  (unaudited)

1. Interim Financial Statements

   In the opinion of McKesson HBOC, Inc. ("McKesson HBOC" or the "Company"), these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 2000, the results of its operations for the three and six months ended September 30, 2000 and 1999, and its cash flows for the six months ended September 30, 2000 and 1999.

   The results of operations for the three and six months ended September 30, 2000 and 1999 are not necessarily indicative of the results for the full years.

   These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's fiscal 2000 consolidated financial statements which have previously been filed with the Securities and Exchange Commission (the "SEC").

2. Discontinued Operations

   Income after taxes from discontinued operations for the three and six months ended September 30, 1999, represents the results of operations of McKesson Water Products Company, which was sold in February 2000.

3. Acquisitions

   In July 2000, the Company's iMcKesson business completed the acquisition of MediVation, Inc., a provider of an automated web-based communications system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in Company common stock and the assumption of $6 million of employee stock incentives. A charge of $2.1 million was recorded in the second quarter to write off the portion of the purchase price allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation that utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date. Goodwill and other intangibles related to the acquisition of $41.7 million are being amortized on a straight-line basis over periods ranging from three to seven years. In the six months ended September 30, 2000, the Company also completed a number of smaller acquisitions in the Health Care Supply Management and iMcKesson segments.

4. Marketable Securities

   The September 30, 2000 marketable securities balance includes $10.0 million held in trust as exchange property for the Company's $16.4 million principal amount of 4.5% exchangeable subordinated debentures which remain outstanding. This account also includes the Company's warrants to purchase Healtheon/WebMD common stock. In fiscal 2000, the Company recognized a gain related to the exchange of the warrants totaling $93.4 million. The estimated fair value of the warrants has since declined to $9.5 million as of September 30, 2000, resulting in an unrealized pre-tax loss of $83.9 million which is included in the accumulated other comprehensive losses account in stockholders' equity.

5. Convertible Preferred Securities

   In February 1997, a wholly-owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder's option into McKesson HBOC common stock. The proceeds of such issuance's were invested by the trust in

                              McKESSON HBOC, INC.

                                  (unaudited)

$206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due in 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at an annual rate of 5%, payable quarterly, and are redeemable by the Company beginning in March 2000 at 103.5% of the principal amount thereof.

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

6. Gains and Charges in Continuing Operations

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

   During the quarter and six month period ended September 30, 2000, the Company incurred $0.7 million in legal fees in connection with the pending securities litigation arising out of the restatement (see Financial Note 11). The Company also recorded a $7.8 million pre-tax gain on the liquidation of an investment held by iMcKesson, pre-tax charges of $0.5 million and $2.1 million for severance associated with staff reductions in the Health Care Supply Management segment and iMcKesson segment, respectively, and $0.2 million in facility closing costs in the iMcKesson segment (see Financial Note 7).

   During the quarter and six months ended September 30, 1999, the Company incurred accounting and legal fees and other costs totaling $8.7 million and $15.0 million, respectively, in connection with the Audit Committee's investigation, the restatement of the historical consolidated financial statements and the resulting pending securities litigation (see Financial Note
11). In addition, the Company recorded $12.1 million in the quarter and $32.3 million in the first half in severance and other costs associated with former employees. The Company also recorded pre-tax charges of $2.9 million in the quarter ended September 30, 1999, in acquisition-related costs.

7. Restructuring

   During the quarter ended September 30, 2000, the Company reviewed the operations and the cost structure of the Health Care Supply Management's pharmacy management business. This resulted in a workforce reduction. The Company recorded a severance charge of $0.5 million relating to the termination of 25 employees and paid $0.2 million to 10 employees during the quarter. The Company also reviewed the operations and the

                              McKESSON HBOC, INC.

                                  (unaudited)

cost structure of iMcKesson's medical management business resulting in a planned closure of a call center and a workforce reduction. The Company recorded a severance charge of $2.1 million relating to the termination of 114 employees and a charge of $0.2 million for facility closing costs.

   In conjunction with restructuring plans provided for in prior fiscal years, during the six months ended September 30, 2000, the Company closed two pharmaceutical distribution centers, five medical/surgical distribution centers and one medical/surgical sales office in the Health Care Supply Management segment. This resulted in the termination of approximately 75 pharmaceutical distribution center & back-office employees and the payment of $1.1 million in severance. Also, the Company paid $1.5 million in severance to approximately 170 employees that were terminated in the medical/surgical business. In addition, the Company paid $1.8 million for costs incurred in connection with the distribution center closures and associated real estate property taxes, rents, utility and other costs for facilities subsequent to termination of operations. The Company plans to continue the previously announced distribution center closures, back-office reductions and workforce reductions in the Health Care Supply Management segment throughout fiscal 2002. In the Health Care Information Technology segment, severance of $3.9 million was paid in the six months ended September 30, 2000 to approximately 270 employees who were terminated in fiscal 1999 and 2000. Severance agreements for certain employees of the Health Care Information Technology segment provide for payments through fiscal 2002.

   A reconciliation of the reserves for the restructuring plans from March 31, 2000 to September 30, 2000, by operating segment follows:

                                           Health Care       Health Care
                                             Supply          Information
                                           Management        Technology         iMcKesson
                                        ----------------- ----------------- -----------------
                                                   Exit-             Exit-             Exit-
                                        Severance Related Severance Related Severance Related Total
                                        --------- ------- --------- ------- --------- ------- -----
                                                               (in millions)
Balance, March 31, 2000...............    $ 7.1    $10.1    $ 5.0    $ 0.7    $ --     $ --   $22.9
Charges incurred during the period....      0.5       --       --       --     2.1      0.2     2.8
Severance amounts paid during the
 period...............................     (2.8)      --     (3.9)      --      --       --    (6.7)
Other costs paid during the period....       --     (1.8)      --     (0.1)     --       --    (1.9)
                                          -----    -----    -----    -----    ----     ----   -----
Balance, September 30, 2000...........    $ 4.8    $ 8.3    $ 1.1    $ 0.6    $2.1     $0.2   $17.1
                                          =====    =====    =====    =====    ====     ====   =====

   The remaining balances at September 30, 2000 relate primarily to charges recorded in fiscal 1999 and 2000, with the exception of $0.6 million of exit-related reserves associated with the fiscal 1997 plan. The reserves for other exit-related items consist of costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

                              McKESSON HBOC, INC.

                                  (unaudited)


8. Comprehensive Income

   Comprehensive income is defined as all changes in stockholders' equity from non-owner sources. As such, it includes net income and amounts arising from unrecognized pension costs, unrealized gains or losses on marketable securities and investments classified as available for sale which are recorded directly to stockholders' equity and foreign currency translations. Total comprehensive income for the three and six months ended September 30, 2000 and 1999 is as follows:

                                               Three Months     Six Months
                                                   Ended           Ended
                                               September 30,   September 30,
                                               --------------  --------------
                                                2000    1999    2000    1999
                                               ------  ------  ------  ------
                                                      (in millions)
   Net income................................. $ 61.9  $ 59.3  $125.5  $129.4
   Unrealized gain (loss) on marketable
    securities and investments................    4.4     0.1    (9.1)    0.1
   Foreign currency translation adjustments...   (2.9)   (1.2)   (8.2)   (1.5)
                                               ------  ------  ------  ------
                                               $ 63.4  $ 58.2  $108.2  $128.0
                                               ======  ======  ======  ======

   Accumulated Other Comprehensive Losses includes certain items that may be included in the cumulative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect cannot be determined at this time because it is based on fair values as of the date of implementation of SFAS No. 133. See Financial Note 10.

9. Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                                               Three Months Ended
                                                 -----------------------------------------------
                                                   September 30, 2000      September 30, 1999
                                                 ----------------------- -----------------------
                                                 Income Shares Per Share Income Shares Per Share
                                                 ------ ------ --------- ------ ------ ---------
                                                     (in millions, except per share amounts)
Basic EPS
 Income from continuing operations.............. $61.9  283.0    $0.22   $49.3  281.1    $0.18
                                                                 =====                   =====
Effect of Dilutive Securities
 Options to purchase common stock...............    --    3.3               --    2.8
 Trust convertible preferred securities.........   1.6    5.4              1.6    5.4
 Restricted stock...............................    --    0.3               --    0.1
                                                 -----  -----            -----  -----
Diluted EPS
 Income from continuing operations available to
  common stockholders plus assumed conversions.. $63.5  292.0    $0.22   $50.9  289.4    $0.18
                                                 =====  =====    =====   =====  =====    =====

                              McKESSON HBOC, INC.

                                  (unaudited)


                                               Six Months Ended
                                -----------------------------------------------
                                  September 30, 2000      September 30, 1999
                                ----------------------- -----------------------
                                Income Shares Per Share Income Shares Per Share
                                ------ ------ --------- ------ ------ ---------
                                    (in millions, except per share amounts)
Basic EPS
 Income from continuing
  operations................... $125.5 282.8    $0.44   $112.2 280.9    $0.40
                                                =====                   =====
Effect of Dilutive Securities
 Options to purchase common
  stock........................     --   2.3                --   3.8
 Trust convertible preferred
  securities...................    3.1   5.4               3.1   5.4
 Restricted stock..............     --   0.2                --   0.1
                                ------ -----            ------ -----
Diluted EPS
 Income from continuing
  operations available to
  common stockholders plus
  assumed conversions.......... $128.6 290.7    $0.44   $115.3 290.2    $0.40
                                ====== =====    =====   ====== =====    =====

10. New Accounting Pronouncements

   In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's fiscal year 2002. The FASB further amended SFAS No. 133 to address implementation issues by issuing SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133", in June 2000.

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

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

   The Company is evaluating what impact, if any, SFAS 133 and SFAS 140 may have on its consolidated financial statements. The Company does not believe that the adoption of SAB 101 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                              McKESSON HBOC, INC.

                                  (unaudited)


11. Litigation

   A. Accounting Litigation

   In its Annual Report on Form 10-K for fiscal year ended March 31, 2000, the Company reported on numerous legal proceedings arising out of the Company's announcement on April 28, 1999 regarding accounting improprieties at HBOC.

   By order dated September 28, 2000 in the Federal Actions entitled In re McKesson HBOC, Inc. Securities Litigation (the "Consolidated Action"), the Honorable Ronald M. Whyte of the United States District Court, Northern District of California (i) dismissed with prejudice claims against the Company by HBOC shareholders under Section 11 of the Securities Act of 1933 (the "Securities Act"), (ii) dismissed with prejudice claims under Section 11 of the Securities Act by HBOC shareholders who acquired their HBOC stock pursuant to certain registration statements previously issued by HBOC, (iii) dismissed without prejudice claims against the Company under Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), (iv) sustained the adequacy of the complaint in pleading claims against the Company under Section 10(b) of the Exchange Act by purchasers of the Company's stock after the McKesson-HBOC merger and (v) dismissed with prejudice claims against the Company under Section 10(b) of the Exchange Act by pre-merger purchasers. Plaintiffs have until November 14, 2000, to file an amended complaint.

   The Company's demurrers in three previously reported actions pending in California state court, State of Oregon, by and Through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc., et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc., et al. (Case No. 311269) and Minnesota State Board of Investment v. McKesson HBOC, Inc., et al. (Case No. 311747), will be heard on November 15, 2000. Discovery has been stayed in the Oregon action. The Company has moved to stay the Utah and Minnesota actions, and those motions will also be heard by the Court on November 15, 2000.

   The previously reported action filed in Louisiana, Baker v. McKesson HBOC, Inc., et al., has been transferred to the Northern District of California and consolidated with the Consolidated Action.

   On July 14, 2000, an amended complaint was filed in Adler v. McKesson HBOC, Inc., et al. (Case No. 99-C-7980-3). The Company filed its answer and defenses on August 21, 2000.

   On July 24, 2000, a complaint entitled Hess v. McKesson HBOC, Inc., et al. was filed in state court in Arizona (Case No. C20003862). The Hess plaintiffs have named as defendants the Company, HBOC and MWPC Acquisition Corporation and assert various causes of action under state and federal law relating to the Company's purchase of Ephrata Diamond Spring Water Company. The Company removed the action to federal court on August 24, 2000, and on September 15, 2000, filed a motion to transfer the action to the Northern District of California.

   On September 7, 2000, the Company's motion to stay the previously reported Delaware state court action Caravetta v. McKesson HBOC, Inc. (Case No. 00C-04-214WTQ) was granted.

   On September 11, 2000, plaintiff Jeffrey Powell filed a new complaint in Georgia state court, Powell v. McKesson HBOC, Inc., et al. (Case No. 2000 CV 27864). The Powell complaint names the Company, HBOC, and two former HBOC officers as defendants and asserts claims under Georgia's Blue Sky laws and various other causes of action. The Company answered the complaint on October 11, 2000, and filed motions to dismiss and for a partial stay.

                              McKESSON HBOC, INC.

                                  (unaudited)


   On September 13, 2000, the Pennsylvania state court granted in part the Company's motion to dismiss Grant v. McKesson HBOC, Inc. (Case No. 99-03970) with leave for plaintiffs to amend their complaint, which they did on October 4, 2000. The Company filed its preliminary objections on October 24, 2000, seeking to dismiss all claims and stay the action.

   On September 15, 2000, the Delaware state court dismissed all claims in the previously reported derivative action Ash v. McCall, et al. (formerly entitled Fine v. McCall, et al. (Case No. 17132), but granted plaintiffs leave to replead what the Court denominated "oversight" claims.

   On September 21, 2000 the plaintiffs in the previously reported case Jacobs
v. McKesson HBOC, Inc., which has been consolidated with the Consolidated Action, filed a new action entitled Jacobs v. HBO & Company (Case No. C-00-20974). The Jacobs complaint names only HBOC as a defendant and asserts claims under Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Exchange Act and various state law causes of action. This action is to be consolidated with the Consolidated Action.

   The previously reported investigations by the United States Attorney's Office and the Securities Exchange Commission are continuing. The United States Attorney's Office has revealed that on May 15, 2000, it filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and that on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC officer, Albert
J. Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On that same date, a civil complaint was filed by the Securities and Exchange Commission against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa (Securities and Exchange Commission v. Gilbertson, et al., Case No. C-00-3570). Mr. DeRosa settled with the SEC by agreeing to disgorge gains on sales of his shares of the Company's common stock (plus interest), paying a civil penalty, and agreeing not to serve as an officer or director of a public company for five years. Mr. DeRosa did not admit or deny the substantive allegations of the complaint.

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

   B. Product Liability Litigation

   The Company has resolved its defense and indemnity dispute with American Home Products ("AHP"), the manufacturer of Pondimin and Redux, two of the three drugs at issue in the fen-phen diet drug litigation. Under the parties' agreement, AHP has agreed to accept complete defense and indemnity in all pending fen-phen cases effective July 1, 2000, except in cases of independent negligence or, under certain circumstances, punitive damage awards. As part of this agreement, AHP will also reimburse the Company for the majority of the fees and costs incurred since the inception of the diet drug litigation.

12. Segment Information

   The Company's chief operating decision makers who determine the allocation of resources and evaluate the financial performance of the operating segments are the Co-Chief Executive Officers. In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit

                              McKESSON HBOC, INC.

                          FINANCIAL NOTES--(Concluded)
                                  (unaudited)

is income before interest expense, corporate interest income, taxes on income and allocation of certain corporate revenues and expenses. In fiscal 2001, the Company formed the iMcKesson business segment, which consists of assets of the former e-Health segment, and certain assets reclassified from the Health Care Supply Management and Health Care Information Technology segments to iMcKesson. iMcKesson's objective is to use the power of the Internet and other innovative, emerging technologies to share information real-time to drive improved clinical outcomes, cost efficiencies and increased satisfaction for all healthcare participants. Financial information relating to the Company's continuing operations reportable segments for the three and six months ended September 30, 2000 and 1999, and as of September 30, 2000 and March 31, 2000, is presented below:

                                                     Three Months Ended       Six Months Ended
                                                        September 30,           September 30,
                                                     --------------------  -----------------------
                                                       2000       1999         2000        1999
                                                     ---------  ---------  ------------- ---------
                                                                    (in millions)
Revenues
  Health Care Supply Management....................  $ 9,607.0  $ 8,623.8    $19,064.0   $16,902.4
  Health Care Information Technology...............      195.8      236.7        395.2       478.9
  iMcKesson........................................       69.4       76.0        137.9       151.2
  Corporate........................................        2.6        2.9          6.2         5.7
                                                     ---------  ---------    ---------   ---------
    Total..........................................  $ 9,874.8  $ 8,939.4    $19,603.3   $17,538.2
                                                     =========  =========    =========   =========
Operating profit
  Health Care Supply Management....................  $   150.7  $   127.4    $   299.8   $   252.8
  Health Care Information Technology...............       10.3       16.6         18.5        56.0
  iMcKesson........................................       (6.7)      12.9        (12.7)       29.6
                                                     ---------  ---------    ---------   ---------
    Total..........................................      154.3      156.9        305.6       338.4
  Interest--net....................................      (27.0)     (24.9)       (51.8)      (54.4)
  Corporate and other..............................      (21.9)     (50.0)       (41.6)      (97.7)
                                                     ---------  ---------    ---------   ---------
    Income from continuing operations before income
     taxes and dividends on preferred securities of
     subsidiary trust..............................  $   105.4  $    82.0    $   212.2   $   186.3
                                                     =========  =========    =========   =========


                                                                           September 30, March 31,
                                                                               2000       2000(1)
                                                                           ------------- ---------
                                                                                (in millions)
Segment assets
  Health Care Supply Management....................                          $ 9,033.9   $ 8,462.4
  Health Care Information Technology...............                              625.9       673.2
  iMcKesson........................................                              344.0       323.2
  Corporate........................................                              544.2       914.1
                                                                             ---------   ---------
    Total..........................................                          $10,548.0   $10,372.9
                                                                             =========   =========

--------
(1) Certain prior year amounts have been reclassified to conform to the current year presentation.

                              McKESSON HBOC, INC.

                               FINANCIAL REVIEW

Segment Results

   The revenues and operating profits from continuing operations of the Company by business segment are as follows:

                                                Three Months Ended                  Six Months Ended
                                                  September 30,                      September 30,
                                             --------------------------------  ----------------------------------
                                               2000       1999(1)      % Chg.    2000         1999(1)      % Chg.
                                             --------     --------     ------  ---------     ---------     ------
                                                            (dollars in millions)
REVENUES
Health Care Supply Management
 Pharmaceutical Distribution & Services
 U.S. Health Care(2).......................  $8,261.8     $7,403.5      11.6   $16,349.0     $14,471.5      13.0
 International.............................     650.4        547.7      18.8     1,280.7       1,103.2      16.1
                                             --------     --------             ---------     ---------
   Total Pharmaceutical Distribution &
    Services...............................   8,912.2      7,951.2      12.1    17,629.7      15,574.7      13.2
 Medical/Surgical Distribution & Services..     694.8        672.6       3.3     1,434.3       1,327.7       8.0
                                             --------     --------             ---------     ---------
   Total Health Care Supply Management.....   9,607.0      8,623.8      11.4    19,064.0      16,902.4      12.8
                                             --------     --------             ---------     ---------
Health Care Information Technology
 Software..................................      27.0         26.8       0.7        57.2          59.6      (4.0)
 Services..................................     151.1        183.0     (17.4)      303.7         372.6     (18.5)
 Hardware..................................      17.7         26.9     (34.2)       34.3          46.7     (26.6)
                                             --------     --------             ---------     ---------
   Total Health Care Information
    Technology.............................     195.8        236.7     (17.3)      395.2         478.9     (17.5)
                                             --------     --------             ---------     ---------
iMcKesson..................................      69.4         76.0      (8.7)      137.9         151.2      (8.8)
Corporate..................................       2.6          2.9                   6.2           5.7
                                             --------     --------             ---------     ---------
Total......................................  $9,874.8     $8,939.4      10.5   $19,603.3     $17,538.2      11.8
                                             ========     ========             =========     =========
OPERATING PROFIT
Health Care Supply Management..............  $  150.7 (4) $  127.4             $   299.8 (4) $   252.8
Health Care Information Technology.........      10.3         16.6                  18.5          56.0
iMcKesson..................................      (6.7)(5)     12.9                 (12.7)(5)      29.6
                                             --------     --------             ---------     ---------
Total......................................     154.3        156.9                 305.6         338.4
Interest--net(3)...........................     (27.0)       (24.9)                (51.8)        (54.4)
Corporate and other........................     (21.9)(6)    (50.0)(7)             (41.6)(6)     (97.7)(7)
                                             --------     --------             ---------     ---------
Income from continuing operations before
 income taxes and dividends on preferred
 securities of subsidiary trust............  $  105.4     $   82.0             $   212.2     $   186.3
                                             ========     ========             =========     =========

--------
(1) Reflects the reclassification of revenues and operating profits of certain business units which were previously included in the Health Care Supply Management and Health Care Information Technology segments into iMcKesson.
(2) Includes sales to customers' warehouses of $2,375.3 million and $2,140.5 million in the quarters and $4,700.6 million and $4,301.1 million in the six months ended September 30, 2000 and 1999, respectively.
(3) Interest expense is shown net of corporate interest income.
(4) Includes pre-tax charges of $0.5 million for severance associated with staff reductions in the pharmacy management business.
(5) Includes a pre-tax gain of $7.8 million on the liquidation of an investment, a charge of $2.1 million for the write-off of purchased in-process technology related to the July 2000 acquisition of MediVation, Inc. and $2.3 million for severance and facility closing costs associated with staff reductions in the medical management business.
(6) Includes pre-tax charges of $0.7 million for legal costs incurred in connection with the pending litigation resulting from the restatement of prior years' financial statements.
(7) Includes pre-tax charges of $8.7 million and $15.0 million for accounting and legal fees and other costs incurred in the quarter and six months in connection with the restatement of prior year's financial results and resulting litigation. Also includes $12.1 million and $32.3 million in severance and other costs associated with former employees during the quarter and six months ended September 30, 1999. The quarter ended September 30, 1999 also includes $2.9 million in acquisition-related costs.

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

Overview of Results

   Net income for the second quarter increased to $61.9 million, $0.22 per diluted share, from $59.3 million, $0.21 per diluted share, in the prior year. For the six month period, net income decreased to $125.5 million, $0.44 per diluted share, compared to $129.4 million, $0.46 per diluted share in the prior year. The results for the prior year second quarter and six months ended September 30, 1999 included $10.0 million and $17.2 million, respectively, in income after taxes from discontinued operations, representing the results of operations of the Water Products business, which was sold in February 2000.

   The results from continuing operations include the following:

                                                              Three Months Ended September 30,
                                                             -------------------------------------
                                                                   2000               1999
                                                             ------------------ ------------------
                                                             Pre-tax  After-tax Pre-tax  After-tax
                                                             -------  --------- -------  ---------
                                                                        (in millions)
Income from Continuing Operations
  Before unusual items and dividends on convertible
   preferred securities of subsidiary trust................. $103.2     $63.0   $105.7    $ 65.5
  Dividends on convertible preferred securities of
   subsidiary trust.........................................     --      (1.6)      --      (1.6)
                                                             ------     -----   ------    ------
  Before unusual items......................................  103.2      61.4    105.7      63.9
  Unusual items
    Health Care Supply Management...........................   (0.5)     (0.3)      --        --
    iMcKesson...............................................    3.4       1.2       --        --
    Corporate and other.....................................   (0.7)     (0.4)   (23.7)    (14.6)
                                                             ------     -----   ------    ------
  Income from Continuing Operations......................... $105.4     $61.9   $ 82.0    $ 49.3
                                                             ======     =====   ======    ======

                              McKESSON HBOC, INC.

                                                               Six Months Ended September 30,
                                                             -------------------------------------
                                                                   2000               1999
                                                             ------------------ ------------------
                                                             Pre-tax  After-tax Pre-tax  After-tax
                                                             -------  --------- -------  ---------
                                                                        (in millions)
Income from Continuing Operations
  Before unusual items and dividends on convertible
   preferred securities of subsidiary trust................. $210.0    $128.1   $236.5    $146.2
  Dividends on convertible preferred securities of
   subsidiary trust.........................................     --      (3.1)      --      (3.1)
                                                             ------    ------   ------    ------
  Before unusual items......................................  210.0     125.0    236.5     143.1
  Unusual items
    Health Care Supply Management...........................   (0.5)     (0.3)      --        --
    iMcKesson...............................................    3.4       1.2       --        --
    Corporate and other.....................................   (0.7)     (0.4)   (50.2)    (30.9)
                                                             ------    ------   ------    ------
  Income from Continuing Operations......................... $212.2    $125.5   $186.3    $112.2
                                                             ======    ======   ======    ======

   The results for the quarter and six months ended September 30, 2000 include after-tax unusual items that increased net income by $0.5 million. These unusual items consisted of a $0.3 million charge for severance in the Health Care Supply Management segment; a $4.8 million gain on the liquidation of an investment partially offset by charges of $1.5 million for severance and other exit-related costs and a $2.1 million write-off of purchased in-process technology in the iMcKesson segment; and $0.4 million of legal fees incurred in connection with the pending securities litigation resulting from the restatement of prior years' financial results in Corporate and other.

   The prior year's second quarter and first half results included after-tax unusual items that reduced income from continuing operations by $14.6 million and $30.9 million, respectively. These unusual items represented accounting, legal and other associated fees incurred in connection with the previously reported restatement of the HBOC's historical (pre-acquisition) financial statements and resulting litigation, severance and other costs associated with former employees and other acquisition-related costs.

   Income from continuing operations (before the items discussed above in the current and prior year periods) decreased to $61.4 million from $63.9 million in the second quarter and to $125.0 million from $143.1 million for the six months ended September 30, 2000 and 1999, respectively, reflecting declines in operating profits in the iMcKesson and Health Care Information Technology segments which were partially offset by an increase in the Health Care Supply Management segment's operating profit.

   The effective income tax rate applicable to continuing operations for the six months ended September 30, 2000 differed from the effective income tax rate for the comparable prior year period primarily due to an increase in nondeductible amortization of goodwill as the result of acquisitions made in the second half of fiscal 2000 and in fiscal 2001.

   The discussion of the financial results that follows focuses on the results from continuing operations excluding unusual items as management believes such discussion is the most informative representation of recurring, non-transactional related operating results.

Health Care Supply Management

   The Health Care Supply Management segment includes the operations of the Company's U.S. pharmaceutical distribution and services businesses, its international pharmaceutical operations (Canada and Mexico), and its medical/surgical distribution and services business. This segment accounted for 97% of consolidated revenues for the three and six-month periods ended September 30, 2000.

                              McKESSON HBOC, INC.

   Pharmaceutical Distribution & Services revenues increased by 12% to $8.9 billion in the quarter and 13% to $17.6 billion in the six-month period. This increase reflects growth during the quarter and first half in the U.S. direct delivery business of 12% and 15%, an increase in U.S. sales to customers' warehouses of 11% and 9% and an increase in international revenues of 19% and 16%, respectively.

   Medical/Surgical Distribution & Services revenues increased 3% to $694.8 million in the quarter and 8% to $1,434.3 million in the six-month period. The six months ended September 30, 2000 contained five more selling days than the prior year's first half as a result of that business' fiscal calendar. Excluding the additional selling days, revenues increased by 5% in the first half.

   Health Care Supply Management operating profit before unusual items increased $23.8 million to $151.2 million in the quarter and $47.5 million to $300.3 million for the six months. Operating profit before unusual items as a percent of revenues (calculated excluding sales to customers' warehouses) increased 12 basis points to 2.09% in the second quarter and 8 basis points to 2.09% for the six months compared to the respective prior year margins. The increase in the operating margin primarily reflects margin expansion in the U.S. pharmaceutical distribution and services business due to gross margin initiatives and productivity improvements in both back-office and field operations. The increase was offset in part by a lower operating profit margin in the medical/surgical distribution and services business due primarily to changes in the customer mix and additional accounts receivable reserves.

Health Care Information Technology

   The Health Care Information Technology segment includes revenues from software sales, services business and hardware sales. This segment accounted for 2% of consolidated revenues for the three and six months ended September 30, 2000. Prior year's segment information reflects the transfer of certain business units from this segment into the iMcKesson segment. Revenues declined 17% to $195.8 million compared to $236.7 million in the prior year second quarter and declined 17% to $395.2 million in the six-month period from $478.9 million in the respective prior year period. Software revenues increased 1% to $27.0 million from $26.8 million in the second quarter and declined 4% to $57.2 million from $59.6 million in the half. In the current year quarter and half, contracts were entered into which require the recognition of revenue over an extended period under the percentage of completion method. Software amounts included in these contracts that are expected to be recognized as revenue in future periods amounted to $14.5 million in the quarter and $22.8 million in the half. Services revenues of $151.1 million declined 17% from the prior year's second quarter of $183.0 million, and 18% to $303.7 million from $372.6 million for the respective prior year six month period, reflecting the lagging impact of reduced prior period software sales on implementation services revenues. Hardware revenues declined 34% to $17.7 million from $26.9 million in the quarter and 27% to $34.3 million from $46.7 million for the six-month period reflecting the lower level of software sales and lower unit prices.

   Operating profit decreased by $6.3 million to $10.3 million in the quarter ended September 30, 2000 from $16.6 million in the prior year quarter and by $37.5 million to $18.5 million from $56.0 million for the six month period. The operating profit margin declined to 5.26% and 4.68% in the quarter and six months ended September 30, 2000 compared to 7.01% and 11.69% for the comparable prior year periods. The decline is primarily the result of lower services revenues and an increased level of expenses to enhance customer support and future product introductions.

iMcKesson

   The iMcKesson segment became a reportable segment in the first quarter of fiscal 2001. Prior year segment information includes revenues and operating profit of certain business units which were previously reported in the Health Care Supply Management and Health Care Information Technology segments. Revenues for

                              McKESSON HBOC, INC.

iMcKesson were $69.4 million in the quarter and $137.9 million for the six months ended September 30, 2000, representing a 9% decline from revenues of $76.0 million in the quarter and $151.2 million for the six months ended September 30, 1999. iMcKesson incurred an operating loss before unusual items of $10.1 million and $16.1 million in the quarter and six months ended September 30, 2000, respectively, compared to operating profit of $12.9 million and $29.6 million for the respective prior year periods. The fiscal 2001 second quarter and first half results include the operating losses and goodwill amortization of Abaton.com which was acquired in November 1999, and MediVation, Inc. which was acquired in July 2000, expenses related to the formation of the iMcKesson organization and management team, and technology licensing agreements entered into in late fiscal 2000. Also, iMcKesson had lower revenues and operating profit reflecting the loss of a number of triage customers in the former Access Health business and an extended revenue recognition cycle for certain software products.

Other

   Corporate expense before unusual items declined from $26.3 million to $21.2 million in the second quarter of fiscal 2001 and declined from $47.5 million to $40.9 million in the six months ended September 30, 2000 from the comparable prior year periods. The decline in Corporate expenses primarily reflects lower costs resulting from a reduced accounts receivable sales program.

Discontinued Operations

   Income from discontinued operations was $10.0 million in the prior year first quarter and $17.2 million in the six months ended September 30, 1999. These amounts represent the results from the Water Products business, which was sold in the fourth quarter of fiscal 2000.

Liquidity and Capital Resources

   Cash and cash equivalents decreased by $372.5 million from $548.9 million at March 31, 2000 to $176.4 million at September 30, 2000. During the six months ended September 30, 2000, net cash used by operating activities was $160.5 million, reflecting the payment of taxes related to the gain on the February 2000 sale of the Company's Water Products business. The improvement in cash flows from operations compared to the prior year was primarily the result of working capital initiatives in the Health Care Supply Management segment.

   Cash and marketable securities available for sale were $211.2 million at September 30, 2000 compared to $605.9 million at March 31, 2000. The September 30, 2000 marketable securities balance includes $10.0 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures.

   Interest expense, net of corporate interest income, increased to $27.0 million from $24.9 million in the prior year second quarter and decreased to $51.8 million from $54.4 million in the prior year six months ended September 30, 1999. The decrease from the prior year first half is due to a decline in short-term borrowings reflecting the receipt of cash proceeds from the February 2000 sale of the Water Products business.

   Stockholders' equity was $3.7 billion at September 30, 2000, and the net debt-to-capital ratio was 21% up from 15% at March 31, 2000. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances.

   Common shares outstanding increased to 283.9 million at September 30, 2000 from 283.4 million at March 31, 2000 due primarily to shares issued under employee benefit plans and in the acquisition of MediVation, Inc., partially offset by the effect of the 1.0 million shares repurchased as part of the Company's

                              McKESSON HBOC, INC.

                         FINANCIAL REVIEW--(Concluded)

previously announced $250 million share repurchase program. Average diluted shares increased to 292.0 million in the second quarter of fiscal 2001 from
289.4 million in the comparable prior year period due primarily to an increase in the common shares outstanding.

   In October 2000, the Company renewed its 364-day revolving credit agreement which allows for borrowings up to $825 million under terms substantially similar to those previously in place, except that a 364-day term out option was reinstated.

Additional Factors That May Affect Future Results

   Reference is made to the Additional Factors That May Affect the Company's Future Results described in the Company's most recent Annual Report on Form 10-K for its fiscal year ended March 31, 2000. The Company notes that certain of such factors relating to the Company's Health Care Information Technology segment are also applicable to the new iMcKesson business segment inasmuch as that segment includes certain assets which were previously part of the Health Care Information Technology segment.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   27 Financial Data Schedule

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McKESSON HBOC, INC.

Dated: November 6, 2000
                                             /s/ William R. Graber
                                          By __________________________________
                                                William R. Graber
                                                Senior Vice President and
                                                Chief Financial Officer

                                             /s/ Heidi E. Yodowitz
                                          By __________________________________
                                                Heidi E. Yodowitz
                                                Senior Vice President and
                                                Controller