Form 10-Q
period 2000-12-31
MCKESSON HBOC INC
filed 2001-02-01
CIK 927653

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

   For quarter ended December 31, 2000

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                             Outstanding at December 31, 2000
                    -----                             --------------------------------
        Common stock, $.01 par value                         284,860,915 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              McKESSON HBOC, INC.

                               TABLE OF CONTENTS

 Item                                                                    Page
 ----                                                                    -----
                         PART I. FINANCIAL INFORMATION


 1.   Condensed Financial Statements


      Consolidated Balance Sheets
       December 31, 2000 and March 31, 2000............................    3-4

      Statements of Consolidated Income
       Three and nine month periods ended December 31, 2000 and 1999...      5

      Statements of Consolidated Cash Flows
       Nine month periods ended December 31, 2000 and 1999.............      6

      Financial Notes..................................................   7-15

 2.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations


      Financial Review.................................................  16-22

 3.   Quantitative and Qualitative Disclosures about Market Risk.......     22


                           PART II. OTHER INFORMATION


 1.   Legal Proceedings................................................     23


 6.   Exhibits and Reports on Form 8-K.................................     23

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                        December 31, March 31,
                                                            2000       2000
                                                        ------------ ---------
                                                            (in millions)
ASSETS
Current Assets
  Cash and cash equivalents............................  $   333.2   $   548.9
  Marketable securities available for sale (Notes 4, 8
   and 9)..............................................       19.0        57.0
  Receivables..........................................    3,541.9     3,034.5
  Inventories..........................................    4,922.9     4,149.3
  Prepaid expenses.....................................      120.8       175.8
                                                         ---------   ---------
    Total..............................................    8,937.8     7,965.5

Property, Plant and Equipment
  Land.................................................       34.0        34.5
  Buildings, machinery and equipment...................    1,177.3     1,115.1
                                                         ---------   ---------
    Total..............................................    1,211.3     1,149.6
  Accumulated depreciation.............................     (651.6)     (594.2)
                                                         ---------   ---------
    Net................................................      559.7       555.4

Capitalized Software...................................      105.4        92.2
Notes Receivable.......................................      126.7       100.9
Goodwill and Other Intangibles (Note 3)................    1,199.6     1,185.6
Other Assets...........................................      507.6       473.3
                                                         ---------   ---------
    Total Assets.......................................  $11,436.8   $10,372.9
                                                         =========   =========

                                  (Continued)


                              See Financial Notes.

                              McKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                         December 31, March 31,
                                                             2000       2000
                                                         ------------ ---------
                                                          (in millions, except
                                                               par value)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Drafts payable.......................................   $   600.4   $   205.6
  Accounts payable--trade..............................     4,413.6     3,678.3
  Deferred revenue.....................................       405.3       368.7
  Short-term borrowings................................         1.3          --
  Current portion of long-term debt....................        18.0        16.2
  Salaries and wages...................................        91.5       115.5
  Taxes................................................       132.7       354.8
  Interest and dividends...............................        53.2        33.9
  Other................................................       345.8       348.8
                                                          ---------   ---------
    Total..............................................     6,061.8     5,121.8

Postretirement Obligations and Other Noncurrent
 Liabilities...........................................       255.2       245.7

Long-Term Debt (Note 4)................................     1,207.5     1,243.8

McKesson HBOC-Obligated Mandatorily Redeemable
 Convertible Preferred Securities of Subsidiary Grantor
 Trust Whose Sole Assets are Junior Subordinated
 Debentures of McKesson HBOC (Note 5)..................       195.9       195.8

Other Commitments and Contingent Liabilities...........          --          --

Stockholders' Equity
  Common stock (400.0 shares authorized, 286.3 issued
   as of December 31, 2000, and 283.9 issued as of
   March 31, 2000; par value $0.01)....................         2.9         2.8
  Additional paid-in capital...........................     1,835.2     1,791.1
  Other capital........................................      (111.7)     (126.1)
  Retained earnings....................................     2,198.9     2,122.3
  Accumulated other comprehensive losses (Note 9)......       (74.7)      (97.1)
  ESOP notes and guarantees............................       (89.0)      (99.9)
  Treasury shares, at cost.............................       (45.2)      (27.3)
                                                          ---------   ---------
    Total Stockholders' Equity.........................     3,716.4     3,565.8
                                                          ---------   ---------
    Total Liabilities and Stockholders' Equity.........   $11,436.8   $10,372.9
                                                          =========   =========

                                  (Concluded)

                              See Financial Notes.

                              McKESSON HBOC, INC.

                       STATEMENTS OF CONSOLIDATED INCOME
                                  (unaudited)

                                      Three Months Ended    Nine Months Ended
                                         December 31,         December 31,
                                      -------------------  --------------------
                                        2000       1999      2000       1999
                                      ---------  --------  ---------  ---------
                                          (in millions, except per share
                                                     amounts)
REVENUES............................  $11,029.1  $9,890.9  $30,632.4  $27,429.1
                                      ---------  --------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales.....................   10,416.3   9,325.8   28,860.9   25,718.2
  Selling, distribution, research
   and development and
   administration (Note 6 and 8)....      471.2     538.8    1,369.4    1,440.1
  Interest..........................       28.3      28.9       84.4       87.1
                                      ---------  --------  ---------  ---------
    Total...........................   10,915.8   9,893.5   30,314.7   27,245.4
                                      ---------  --------  ---------  ---------
GAIN (LOSS) ON INVESTMENTS (Note
 8).................................      (98.9)    263.2      (91.1)     263.2
                                      ---------  --------  ---------  ---------
INCOME BEFORE INCOME TAXES AND
 DIVIDENDS ON PREFERRED SECURITIES
 OF SUBSIDIARY TRUST................       14.4     260.6      226.6      446.9
INCOME TAXES........................       (5.6)    (98.5)     (89.2)    (169.5)
DIVIDENDS ON PREFERRED SECURITIES OF
 SUBSIDIARY TRUST...................       (1.5)     (1.5)      (4.6)      (4.6)
                                      ---------  --------  ---------  ---------
INCOME AFTER TAXES
  Continuing operations.............        7.3     160.6      132.8      272.8
  Discontinued operations (Note 2)..       (5.6)      6.2       (5.6)      23.4
                                      ---------  --------  ---------  ---------
NET INCOME..........................  $     1.7  $  166.8  $   127.2  $   296.2
                                      =========  ========  =========  =========

EARNINGS PER COMMON SHARE (Note 10)
 Diluted:
  Continuing operations.............  $    0.03  $   0.56  $    0.47  $    0.96
  Discontinued operations (Note 2)..      (0.02)     0.02      (0.02)      0.08
                                      ---------  --------  ---------  ---------
    Total...........................  $    0.01  $   0.58  $    0.45  $    1.04
                                      =========  ========  =========  =========
 Basic:
  Continuing operations.............  $    0.03  $   0.57  $    0.47  $    0.97
  Discontinued operations (Note 2)..      (0.02)     0.02      (0.02)      0.08
                                      ---------  --------  ---------  ---------
    Total...........................  $    0.01  $   0.59  $    0.45  $    1.05
                                      =========  ========  =========  =========

DIVIDENDS PER COMMON SHARE..........  $    0.06  $   0.06  $    0.18  $    0.18

SHARES ON WHICH EARNINGS PER COMMON
 SHARE WERE BASED
  Diluted...........................      295.1     288.8      292.3      289.8
  Basic.............................      283.4     281.4      283.0      281.1

                              See Financial Notes.

                              McKESSON HBOC, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (unaudited)

                                                               Nine Months
                                                                  Ended
                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                              (in millions)
Operating Activities
 Income from continuing operations.......................... $  132.8  $ 272.8
 Adjustments to reconcile to net cash provided by operating
  activities:
  Depreciation..............................................     85.4     86.3
  Amortization..............................................     92.4     74.1
  Provision for bad debts...................................     37.3     92.3
  Deferred taxes on income..................................      9.3    (19.7)
  Other non-cash items......................................     60.5   (124.7)
                                                             --------  -------
    Total...................................................    417.7    381.1
                                                             --------  -------
 Effects of changes in:
  Receivables...............................................   (566.6)  (314.5)
  Inventories...............................................   (780.9)  (538.8)
  Accounts and drafts payable...............................  1,136.4    583.9
  Deferred revenue..........................................     36.4    (32.7)
  Taxes.....................................................   (145.6)   102.6
  Other.....................................................     (9.1)    10.3
                                                             --------  -------
    Total...................................................   (329.4)  (189.2)
                                                             --------  -------
    Net cash provided by continuing operations..............     88.3    191.9
 Discontinued operations....................................     (6.7)   (25.3)
                                                             --------  -------
    Net cash provided by operating activities...............     81.6    166.6
                                                             --------  -------
Investing Activities
 Maturities (purchases) of marketable securities............      7.7     (4.7)
 Property acquisitions......................................    (96.0)  (106.1)
 Properties sold............................................      6.1      8.5
 Acquisitions of businesses, less cash and short-term
  investments acquired......................................    (50.7)  (123.7)
 Other......................................................    (93.5)  (156.7)
                                                             --------  -------
    Net cash used by investing activities...................   (226.4)  (382.7)
                                                             --------  -------
Financing Activities
 Proceeds from issuance of debt.............................      5.6    772.3
 Repayment of debt..........................................    (38.8)  (564.7)
 Dividends paid on preferred securities of subsidiary
  trust.....................................................     (7.5)    (7.5)
 Capital stock transactions:
  Issuances.................................................     34.2     24.8
  Share repurchases.........................................    (25.7)      --
  Dividends paid............................................    (51.3)   (50.6)
  ESOP notes and guarantees.................................     10.9     15.6
  Other.....................................................      1.7     (2.7)
                                                             --------  -------
    Net cash provided (used) by financing activities........    (70.9)   187.2
                                                             --------  -------
Net decrease in Cash and Cash Equivalents...................   (215.7)   (28.9)
                                                             --------  -------
Cash and Cash Equivalents at beginning of period............    548.9    233.7
                                                             --------  -------
Cash and Cash Equivalents at end of period.................. $  333.2  $ 204.8
                                                             ========  =======

                              See Financial Notes.

                              McKESSON HBOC, INC.

                                FINANCIAL NOTES
                                  (unaudited)

1. Interim Financial Statements

   In the opinion of McKesson HBOC, Inc. ("McKesson HBOC" or the "Company"), these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 2000, the results of its operations for the three and nine months ended December 31, 2000 and 1999, and its cash flows for the nine months ended December 31, 2000 and 1999.

   The results of operations for the three and nine months ended December 31, 2000 and 1999 are not necessarily indicative of the results for the full years.

   These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company's fiscal 2000 consolidated financial statements which have previously been filed with the Securities and Exchange Commission (the "SEC").

2. Discontinued Operations

   The after-tax loss from discontinued operations for the three and nine months ended December 31, 2000 primarily reflects an adjustment to the gain recorded on the fiscal 2000 sale of the Company's former subsidiary, McKesson Water Products Company ("Water Products business"). Income after taxes from discontinued operations for the three and nine months ended December 31, 1999 represents the results of operations of the Water Products business.

3. Acquisitions

   In July 2000, the Company's iMcKesson business completed the acquisition of MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in Company common stock and the assumption of $6 million of employee stock incentives. A charge of $2.1 million was recorded in the second quarter to write off the portion of the purchase price allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation that utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date. Goodwill and other intangibles related to the acquisition of $41.7 million are being amortized on a straight-line basis over periods ranging from three to seven years. In the nine months ended December 31, 2000, the Company also completed a number of smaller acquisitions in the Health Care Supply Management and iMcKesson segments.

4. Marketable Securities

   The December 31, 2000 marketable securities balance includes $4.0 million held in trust as exchange property for the Company's $6.6 million principal amount of 4.5% exchangeable subordinated debentures, which remain outstanding. This account also includes the Company's warrants to purchase WebMD Corporation common stock (see Financial Notes 6 and 8).

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

   The Company has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Debentures, and in the indenture pursuant to which the Debentures were issued, and the Company's obligations under the Amended and Restated Declaration of Trust governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

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

   During the quarter and nine months ended December 31, 2000, the Company incurred $1.1 million and $1.8 million, respectively, in legal fees in conjunction with the pending securities litigation arising out of the restatement (see Financial Note 12). During the quarter and nine months ended December 31, 2000, the Health Care Supply Management segment incurred charges of $1.7 million and $2.2 million, respectively, for asset impairments, severance and facility closing costs (see Financial Note 7). The quarter and nine months ended December 31, 2000 also include a charge of $98.9 million for an impairment of equity investments held by iMcKesson (see Financial Note 8). In addition, during the nine months ended December 31, 2000, iMcKesson recorded a $7.8 million pre-tax gain on the liquidation of an investment (see Financial Note 8), charges of $2.3 million for severance and facility closing costs (see Financial Note 7) and a $2.1 million charge for the write-off of in-process technology (see Financial Note 3).

   During the quarter and nine months ended December 31, 1999, the Company incurred accounting and legal fees and other costs totaling $2.4 million and $17.4 million, respectively, in connection with the Audit Committee's investigation, the restatement of the historical consolidated financial statements and the resulting pending securities litigation (see Financial Note
12). Additionally, Corporate expense includes acquisition-related costs of $0.7 million and $3.6 million in the quarter and nine months, respectively, and $32.3 million in the nine months in severance and other costs associated with former employees. In the quarter and nine months ended December 31, 1999, the Health Care Supply Management segment incurred charges for receivable reserves and asset impairments totaling $30.3 million related primarily to a prior year implementation of a contract system. These charges were partially offset by a $5.7 million net reduction in the restructuring reserves for prior year plans. Also, during the quarter and nine months, the Health Care Information Technology segment recorded a

                              McKESSON HBOC, INC.

                                  (unaudited)

charge of $61.4 million for a change in estimate of requirements for accounts receivable and customer reserves. This charge was offset, in part, by a $2.6 million reversal of prior year reserves for acquisition-related activities due to a change in requirements. Finally, the iMcKesson segment recorded gains totaling $263.2 million on the exchange and subsequent sale of equity investments (see Financial Note 8). These gains were partially offset by charges of $7.1 million for accounts receivable and customer reserves, $1.5 million for the write-off of in-process technology and $9.8 million of expense related to the donation of equity investments to the McKesson HBOC Foundation (see Financial Note 8).

7. Restructuring

   During the quarter ended December 31, 2000, the Company closed one Health Care Supply Management pharmaceutical distribution center. In connection with this closure, the Company recorded charges of $0.5 million for severance relating to the termination of 54 employees, $0.7 million in asset impairments and $0.5 million for facility closing costs and paid $0.4 million to 43 of those employees. During the nine months ended December 31, 2000, the Company recorded a severance charge of $0.5 million relating to the termination of 25 employees in the Health Care Supply Management pharmacy management business and paid $0.4 million to 19 of those employees. The Company also reviewed the operations and the cost structure of iMcKesson's medical management business resulting in a planned closure of a call center and a workforce reduction. The Company recorded a severance charge of $2.1 million relating to the termination of 114 employees and a charge of $0.2 million for facility closing costs and paid $0.2 million to 4 of those employees in the nine months ended December 31, 2000.

   In conjunction with restructuring plans provided for in prior fiscal years, during the nine months ended December 31, 2000, the Company closed two pharmaceutical distribution centers, seven medical/surgical distribution centers and two medical/surgical sales offices in the Health Care Supply Management segment. This resulted in the payment of $1.5 million in severance to approximately 80 terminated pharmaceutical distribution center & back-office employees. Also, the Company paid $2.0 million in severance to approximately 200 employees that were terminated in the medical/surgical business. In addition, the Company paid $2.4 million for costs incurred in connection with the distribution center closures and associated real estate property taxes, rents, utility and other costs for facilities subsequent to termination of operations in the Health Care Supply Management segment. The Company plans to continue the previously announced distribution center closures, back-office reductions and workforce reductions in the Health Care Supply Management segment throughout fiscal 2002. In the Health Care Information Technology segment, severance of $4.7 million was paid in the nine months ended December 31, 2000 to approximately 270 employees that were terminated in fiscal 1999 and 2000 but have severance agreements that provide for payments through fiscal 2002. In addition, $0.1 million in exit-related costs was paid related to closed facilities in the Health Care Information Technology segment.

                              McKESSON HBOC, INC.

                                  (unaudited)


   A reconciliation of the reserves for the restructuring plans from March 31, 2000 to December 31, 2000, by operating segment follows:

                                              Health Care
                            Health Care       Information
                         Supply Management    Technology         iMcKesson
                         ----------------- ----------------- -----------------
                                    Exit-             Exit-             Exit-
                         Severance Related Severance Related Severance Related Total
                         --------- ------- --------- ------- --------- ------- -----
                                                (in millions)
Balance, March 31,
 2000...................   $ 7.1    $10.1    $ 5.0    $ 0.7    $  --    $ --   $22.9
Charges incurred during
 the period.............     1.0      0.5       --       --      2.1     0.2     3.8
Severance paid during
 the period.............    (4.3)      --     (4.7)      --     (0.2)     --    (9.2)
Other costs paid during
 the period.............      --     (2.4)      --     (0.1)      --      --    (2.5)
                           -----    -----    -----    -----    -----    ----   -----
Balance, December 31,
 2000...................   $ 3.8    $ 8.2    $ 0.3    $ 0.6    $ 1.9    $0.2   $15.0
                           =====    =====    =====    =====    =====    ====   =====

The remaining balances at December 31, 2000 relate primarily to charges recorded in fiscal 1999 and 2000, with the exception of $0.5 million of exit-related reserves associated with the fiscal 1997 plan. The reserves for other exit-related items consist of costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

8. Gain (Loss) on Investments

   In November 1999, the Company received 4.5 million shares of WebMD Corporation common stock and 8.4 million warrants to purchase WebMD Corporation common stock in exchange for its shares and warrants of WebMD, Inc. as a result of the November 11, 1999 merger between Healtheon Corporation and WebMD, Inc. The Company recorded gains on the exchange of the common stock based on the November 11, 1999 closing market price and on the warrants at fair value using the Black-Scholes valuation method.

   In December 1999, the Company donated 250,000 shares of WebMD common stock to the McKesson HBOC Foundation and sold 2.0 million WebMD common shares. As a result of these events, the Company recognized gains related to the investment in WebMD of $242.9 million. In addition, other equity investments were sold in December 1999 at a gain of $20.3 million, and a $9.8 million charge was recorded in administrative expense to reflect the donation of the WebMD common stock to the McKesson HBOC Foundation.

   The estimated fair value of the WebMD warrants declined to $1.2 million as of December 31, 2000. As a result of the continued decline in the value, the Company recorded an impairment loss on this investment of $92.2 million during the quarter. The Company also recorded an impairment loss of $6.7 million based upon its review of other equity investments during the quarter. During the nine months ended December 31, 2000, the Company recorded a gain of $7.8 million on the liquidation of another investment.

                              McKESSON HBOC, INC.

                                  (unaudited)


9. Comprehensive Income

   Comprehensive income is defined as all changes in stockholders' equity from non-owner sources. As such, it includes net income and amounts arising from unrecognized pension costs, unrealized gains or losses on marketable securities and investments classified as available for sale which are recorded directly to stockholders' equity and foreign currency translations. Total comprehensive income for the three and nine months ended December 31, 2000 and 1999 is as follows:

                                                 Three Months   Nine Months
                                                    Ended          Ended
                                                 December 31,  December 31,
                                                 ------------  --------------
                                                 2000   1999    2000    1999
                                                       (in millions)
   Net income................................... $ 1.7 $166.8  $127.2  $296.2
   Unrealized gain (loss) on marketable
    securities and investments..................  39.5  (10.0)   30.4    (9.9)
   Foreign currency translation adjustments.....   0.2   (1.6)   (8.0)   (3.1)
                                                 ----- ------  ------  ------
                                                 $41.4 $155.2  $149.6  $283.2
                                                 ===== ======  ======  ======

   For the three and nine months ended December 31, 2000, unrealized gain
(loss) on marketable securities and investments reflects the reversal of the unrealized loss and recognition of the loss on the impairment of certain equity investments (see Financial Note 8).

   Accumulated Other Comprehensive Losses includes certain items that may be included in the cumulative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect cannot be determined at this time because it will be based on fair values as of the date of implementation of SFAS No. 133 (see Financial Note 11).

10. Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                              Three Months Ended
                                -----------------------------------------------
                                   December 31, 2000       December 31, 1999
                                ----------------------- -----------------------
                                Income Shares Per Share Income Shares Per Share
                                ------ ------ --------- ------ ------ ---------
                                    (in millions, except per share amounts)
Basic EPS
 Income from continuing
  operations...................  $7.3  283.4    $0.03   $160.6 281.4    $0.57
                                                =====                   =====
Effect of Dilutive Securities
 Options to purchase common
  stock........................    --    5.9                --   1.9
 Trust convertible preferred
  securities...................   1.5    5.4               1.5   5.4
 Restricted stock..............    --    0.4                --   0.1
                                 ----  -----            ------ -----
Diluted EPS
 Income from continuing
  operations available to
  common stockholders plus
  assumed conversions..........  $8.8  295.1    $0.03   $162.1 288.8    $0.56
                                 ====  =====    =====   ====== =====    =====

                              McKESSON HBOC, INC.

                                  (unaudited)


                                               Nine Months Ended
                                -----------------------------------------------
                                   December 31, 2000       December 31, 1999
                                ----------------------- -----------------------
                                Income Shares Per Share Income Shares Per Share
                                ------ ------ --------- ------ ------ ---------
                                    (in millions, except per share amounts)
Basic EPS
 Income from continuing
  operations................... $132.8 283.0    $0.47   $272.8 281.1    $0.97
                                                =====                   =====
Effect of Dilutive Securities
 Options to purchase common
  stock........................     --   3.6                --   3.2
 Trust convertible preferred
  securities...................    4.6   5.4               4.6   5.4
 Restricted stock..............     --   0.3                --   0.1
                                ------ -----            ------ -----
Diluted EPS
 Income from continuing
  operations available to
  common stockholders plus
  assumed conversions.......... $137.4 292.3    $0.47   $277.4 289.8    $0.96
                                ====== =====    =====   ====== =====    =====

11. New Accounting Pronouncements

   In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's fiscal year 2002. The FASB further amended SFAS No. 133 to address implementation issues by issuing SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133", in June 2000. The Company has completed the inventory of potential derivative instruments. The impact, if any, that SFAS No. 133 will have on the Company's consolidated financial statements will be based on the fair values of the derivative instruments as of the Company's planned adoption date of April 1, 2001.

   In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's views on applying generally accepted accounting principles to selected revenue recognition issues. During the quarter ended December 31, 2000, the Company adopted SAB 101, which did not materially impact the Company's consolidated financial position, results of operations or cash flows.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is evaluating the impact, if any, SFAS No. 140 may have on its consolidated financial statements.

12. Litigation

   A. Accounting Litigation

   In its Annual Report on Form 10-K for fiscal year ended March 31, 2000, its quarterly reports on Form 10-Q for the quarters ending June 30, 2000, and September 30, 2000, and the Form 8-K filed January 11, 2001, the

                              McKESSON HBOC, INC.

                                  (unaudited)

Company reported on numerous legal proceedings arising out of the Company's announcement on April 28, 1999 regarding accounting improprieties at HBOC.

   On November 14, 2000, Lead Plaintiff, New York State Common Retirement Fund ("Lead Plaintiff") in the previously reported Federal Actions entitled In re McKesson HBOC, Inc. Securities Litigation (the "Consolidated Action") filed a Second Amended and Consolidated Class Action Complaint (the "SAC") against the Company, HBOC, certain of the Company's or HBOC's current or former officers or directors, Arthur Andersen LLP ("Arthur Andersen"), and Bear, Stearns & Co., Inc. The SAC asserts claims against the Company under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). These claims generally arise out of the January 12, 1999 acquisition of HBOC (the "Acquisition") and the Company's announcement of the need to restate its financial statements. On January 18, 2001, the Company filed a motion to dismiss the claim under Section 14(a) of the Exchange Act in its entirety, and the claim under Section 10(b) of the Exchange Act to the extent it is based on the statements or conduct of the Company prior to the Acquisition. Lead Plaintiff has not yet filed an opposition to the Company's motion to dismiss, which is currently set for hearing on March 23, 2001.

   The SAC asserts claims against HBOC under Sections 10(b) and 14(a) of the Exchange Act. The claim under Section 10(b) of the Exchange Act against HBOC purports to be brought on behalf of a class of persons including (i) persons who acquired publicly traded securities of HBOC during the period January 20, 1997 through and including January 12, 1999, and (ii) persons who acquired publicly traded securities or call options, or who sold put options, of the Company during the period from October 18, 1998 through and including
April 27, 1999. The Section 10(b) claim against HBOC is generally based on statements made by HBOC before the Acquisition and statements made by the Company after the Acquisition. The claim under Section 14(a) of the Exchange Act against HBOC purports to be brought on behalf of a class of persons including persons who held McKesson common stock on November 27, 1998 and still held those shares on January 12, 1999. The Section 14(a) claim against HBOC alleges that HBOC made materially false and misleading statements in the Joint Proxy Statement/Prospectus issued to shareholders of the Company and HBOC prior to the Acquisition. On January 18, 2001, HBOC filed a motion to dismiss the claim under Section 14(a) of the Exchange Act in its entirety. Lead Plaintiff has not yet filed an opposition to HBOC's motion to dismiss, which is currently set for hearing on March 23, 2001.

   On January 11, 2001, the Company filed an action against the New York State Common Retirement Fund, individually, and as a representative of a class of former HBOC shareholders who exchanged their HBOC shares for Company shares in the Acquisition, captioned McKesson HBOC, Inc. v. New York Common Retirement Fund, et. al. (Case No. C01-2001 PVT (ADR)) (the "Complaint and Counterclaim"). In the Complaint and Counterclaim, the Company alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided too many shares to former HBOC shareholders. The Company has taken this action to recover the "unjust enrichment" received by each HBOC shareholder who exchanged more than 20,000 shares in the Acquisition. The Company does not allege any wrongdoing by these shareholders. The Company has itself been sued by most of the purported class members who the Complaint and Counterclaim alleges have already benefited from the unfair exchange ratio.

   On October 24, 2000, an action was filed in the State Court for the County of Fulton, State of Georgia, captioned Suffolk Partners Limited Partnership, et. al., v. McKesson HBOC, Inc. et. al., (Case No. 00 VS 010469A). Plaintiffs in the Suffolk action assert claims under Georgia's securities and racketeering laws, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The Suffolk action names as defendants the Company, HBOC, and certain of its or HBOC's current or former officers or directors, and Arthur Andersen. Like the Consolidated Action, the claims in the Suffolk action generally arise out of the Acquisition, and the Company's announcement of the need to restate its financial statements. The Company and

                              McKESSON HBOC, INC.

                                  (unaudited)

HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Suffolk action in favor of the Consolidated Action on January 10, 2001. No hearing is set on the Company and HBOC's motion to stay and Plaintiffs in the Suffolk action have not yet responded to the motion.

   On November 1, 2000, an action was filed in the State Court for the County of Fulton, State of Georgia, captioned Curran Partners, L.P. v. McKesson HBOC, Inc., et. al., (Case No. 00 VS 010801). The claims in the Curran action are identical to the claims in the Suffolk action. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Curran action in favor of the Consolidated Action on January 10, 2001. No hearing is set on the Company and HBOC's motion to stay and Plaintiffs in the Curran action have not yet responded to the motion.

   On December 12, 2000, plaintiffs in the previously reported San Francisco Superior Court action entitled Yurick v. McKesson HBOC, Inc. (Case No. 303857) filed their First Amended Complaint asserting claims for fraud and negligent misrepresentation. Like the Consolidated Action, the claims in the Yurick action generally arise out of the Acquisition, and the Company's announcement of the need to restate its financial statements. The Company's response to the amended complaint in Yurick is currently due February 23, 2001.

   A September 10, 200l trial date has been set in the previously reported Colorado state court action entitled American Healthcare Fund II, L.P. (Case No. 99-CV-1762).

   The previously reported investigations by the United States Attorney's Office and the Securities and Exchange Commission are continuing. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC officer, Albert J. Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505).

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

   B. Antitrust Litigation

   As previously reported, The Company has been named as a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases have been coordinated for pretrial purposes in the United States District Court for the Northern District of Illinois (MDL 997) which proceedings include a consolidated class action (the "Federal Class Action"), as well as additional actions brought by individual retail, chain and supermarket pharmacies (the "Individual Actions"). As previously reported, the Company prevailed at trial in the Federal Class Action, and that judgment is final. On November 6, 2000 the District Court granted summary judgment in favor of the wholesalers, including the Company, in the Individual Actions. That decision is being appealed to the Seventh Circuit. The summary judgment did not reach the Arkansas state law claims, and thus those claims are still pending against the Company in MDL 997.

   As previously reported, the state court antitrust actions pending against the Company in California state court have been consolidated (Coordinated Special Proceedings, Pharmaceutical Cases, I, II & III) and are pending in Superior Court for the State of California, City and County of San Francisco. On November 13, 2000, a new, but related, state court case was filed by a number of pharmacies in Superior Court for the State of California, County of Santa Clara (Paradise Drugs v. Abbott Laboratories, et al), and the Company has not yet filed its response in that matter.

                              McKESSON HBOC, INC.

                         FINANCIAL NOTES--(Concluded)
                                  (unaudited)


13. Segment Information

   The Company's chief operating decision-makers who determine the allocation of resources and evaluate the financial performance of the operating segments are the Co-Chief Executive Officers. In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is income before interest expense, corporate interest income, taxes on income and allocation of certain corporate revenues and expenses. In fiscal 2001, the Company formed the iMcKesson business segment, which consists of assets of the former e-Health segment, and certain assets reclassified from the Health Care Supply Management and Health Care Information Technology segments to iMcKesson. iMcKesson's objective is to use the power of the Internet and other innovative, emerging technologies to share information real-time to drive improved clinical outcomes, cost efficiencies and increased satisfaction for all healthcare participants. Financial information relating to the Company's continuing operations reportable segments for the three and nine months ended December 31, 2000 and 1999, and as of December 31, 2000 and March 31, 2000, is presented below:

                                   Three Months Ended     Nine Months Ended
                                      December 31,           December 31,
                                   -------------------  ----------------------
                                     2000       1999        2000       1999
                                   ---------  --------  ------------ ---------
                                                 (in millions)
Revenues
  Health Care Supply Management... $10,753.6  $9,592.9   $29,817.6   $26,495.3
  Health Care Information
   Technology.....................     199.8     223.6       595.0       702.5
  iMcKesson.......................      72.3      70.6       210.2       221.8
  Corporate.......................       3.4       3.8         9.6         9.5
                                   ---------  --------   ---------   ---------
    Total......................... $11,029.1  $9,890.9   $30,632.4   $27,429.1
                                   =========  ========   =========   =========
Operating profit
  Health Care Supply Management... $   164.8  $  113.3   $   464.6   $   366.1
  Health Care Information
   Technology.....................      12.4     (42.1)       30.9        13.9
  iMcKesson.......................    (111.4)    248.9      (124.1)      278.5
                                   ---------  --------   ---------   ---------
    Total.........................      65.8     320.1       371.4       658.5
  Interest--net...................     (24.8)    (27.1)      (76.6)      (81.5)
  Corporate and other.............     (26.6)    (32.4)      (68.2)     (130.1)
                                   ---------  --------   ---------   ---------
    Income from continuing
     operations before income
     taxes and dividends on
     preferred securities of
     subsidiary trust............. $    14.4  $  260.6   $   226.6   $   446.9
                                   =========  ========   =========   =========

                                                        December 31, March 31,
                                                            2000       2000
                                                        ------------ ---------
                                                            (in millions)
Segment assets
  Health Care Supply Management...                       $ 9,629.9   $ 8,462.4
  Health Care Information
   Technology.....................                           737.6       724.6
  iMcKesson.......................                           335.1       355.5
  Corporate.......................                           734.2       830.4
                                                         ---------   ---------
    Total.........................                       $11,436.8   $10,372.9
                                                         =========   =========

                              McKESSON HBOC, INC.

                               FINANCIAL REVIEW

Segment Results

   The revenues and operating profits from continuing operations of the Company by business segment are as follows:

                                 Three Months Ended                   Nine Months Ended
                                    December 31,                         December 31,
                         ----------------------------------  -----------------------------------
                           2000        1999(1)       % Chg.    2000         1999(1)       % Chg.
                         ---------     --------      ------  ---------     ---------      ------
                                                   (dollars in millions)
REVENUES
Health Care Supply
 Management
 Pharmaceutical
  Distribution &
  Services
 U.S. Health Care(2).... $ 9,348.6     $8,277.7       12.9   $25,697.6     $22,749.2       13.0
 International..........     694.2        610.6       13.7     1,974.9       1,713.8       15.2
                         ---------     --------              ---------     ---------
   Total Pharmaceutical
    Distribution &
    Services............  10,042.8      8,888.3       13.0    27,672.5      24,463.0       13.1
 Medical/Surgical
  Distribution &
  Services..............     710.8        704.6        0.9     2,145.1       2,032.3        5.6
                         ---------     --------              ---------     ---------
   Total Health Care
    Supply Management...  10,753.6      9,592.9       12.1    29,817.6      26,495.3       12.5
                         ---------     --------              ---------     ---------
Health Care Information
 Technology
 Software...............      27.8         37.2      (25.3)       85.0          96.8      (12.2)
 Services...............     150.9        165.8       (9.0)      454.6         538.4      (15.6)
 Hardware...............      21.1         20.6        2.4        55.4          67.3      (17.7)
                         ---------     --------              ---------     ---------
   Total Health Care
    Information
    Technology..........     199.8        223.6      (10.6)      595.0         702.5      (15.3)
                         ---------     --------              ---------     ---------
iMcKesson...............      72.3         70.6        2.4       210.2         221.8       (5.2)
Corporate...............       3.4          3.8                    9.6           9.5
                         ---------     --------              ---------     ---------
Total................... $11,029.1     $9,890.9       11.5   $30,632.4     $27,429.1       11.7
                         =========     ========              =========     =========
OPERATING PROFIT
Health Care Supply
 Management............. $   164.8 (4) $  113.3 (7)          $   464.6 (4) $   366.1 (7)
Health Care Information
 Technology.............      12.4        (42.1)(8)               30.9          13.9 (8)
iMcKesson...............    (111.4)(5)    248.9 (9)             (124.1)(5)     278.5 (9)
                         ---------     --------              ---------     ---------
Total...................      65.8        320.1                  371.4         658.5
Interest--net(3)........     (24.8)       (27.1)                 (76.6)        (81.5)
Corporate and other.....     (26.6)(6)    (32.4)(10)             (68.2)(6)    (130.1)(10)
                         ---------     --------              ---------     ---------
Income from continuing
 operations before
 income
 taxes and dividends on
 preferred securities of
 subsidiary trust....... $    14.4     $  260.6              $   226.6     $   446.9
                         =========     ========              =========     =========

--------
 (1) Reflects the reclassification of revenues and operating profits of certain business units which were previously included in the Health Care Supply Management and Health Care Information Technology segments into iMcKesson.
 (2) Includes sales to customers' warehouses of $3,015.1 million and $2,346.2 million in the quarters and $7,715.7 million and $6,647.3 million in the nine months ended December 31, 2000 and 1999, respectively.
 (3) Interest expense is shown net of corporate interest income.
 (4) The quarter and nine months ended December 31, 2000 include charges of $1.7 million and $2.2 million, respectively, for asset impairments, severance and facility closing costs.
 (5) The quarter and nine months ended December 31, 2000 include a charge of $98.9 million for asset impairments of certain equity investments. The nine months also include a $7.8 million gain on the liquidation of an investment, a charge of $2.1 million for the write-off of purchased in-process technology and a $2.3 million charge for severance and facility closing costs.
 (6) Includes charges of $1.1 million in the quarter and $1.8 million in the nine months ended December 31, 2000 for legal costs incurred in connection with the pending securities litigation.
 (7) Includes $30.3 million in charges for receivable reserves and asset impairments, partially offset by a $5.7 million reduction in prior year restructuring reserves.
 (8) Includes a charge of $61.4 million for a change in estimate of reserve requirements for accounts receivable and customer reserves, partially offset by a $2.6 million reversal of prior year reserves for a change in requirements for acquisition-related activities.

                              McKESSON HBOC, INC.

 (9) Includes gains totaling $263.2 million from the exchange and subsequent sale of equity investments. The gains are offset, in part, by charges of $7.1 million for accounts receivable and customer reserves, $1.5 million for the write-off of purchased in-process technology and $9.8 million of expense related to the donation of equity investments.
(10) Includes accounting and legal fees and other costs totaling $2.4 million in the quarter and $17.4 million in the nine months ended December 31, 1999 incurred in connection with the restatement of prior years' financial statements and resulting pending securities litigation. Also includes acquisition-related costs of $0.7 million in the quarter and $3.6 million in the nine months. In addition, the nine months ended December 31, 1999 includes $32.3 million in severance and other costs associated with former employees.

Factors Affecting Forward-Looking Statements

   In addition to historical information, management's discussion and analysis includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "anticipates", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected.

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

Overview of Results

   Net income for the third quarter decreased to $1.7 million, $0.01 per diluted share, from $166.8 million, $0.58 per diluted share, in the prior year. For the nine-month period, net income decreased to $127.2 million, $0.45 per diluted share, compared to $296.2 million, $1.04 per diluted share in the prior year. The results for the quarter and nine months ended December 31, 2000 include an after-tax loss from discontinued operations resulting primarily from an adjustment to the previously recorded gain on the fiscal 2000 sale of the Water Products business. The results for the quarter and nine months ended December 31, 1999 included $6.2 million and $23.4 million, respectively, in income after taxes from discontinued operations, representing the results of operations of the Water Products business.

                              McKESSON HBOC, INC.

   The results from continuing operations consist of the following:

                                             Three Months Ended December 31,
                                            -----------------------------------
                                                  2000              1999
                                            ----------------- -----------------
                                             Pre-              Pre-
                                             tax    After-tax  tax    After-tax
                                            ------  --------- ------  ---------
                                                      (in millions)
Income From Continuing Operations
  Before unusual items and dividends on
   convertible preferred securities of
   subsidiary trust........................ $116.1   $ 70.8   $102.3   $ 62.0
  Dividends on convertible preferred
   securities of Subsidiary trust..........     --     (1.5)      --     (1.5)
                                            ------   ------   ------   ------
  Before unusual items.....................  116.1     69.3    102.3     60.5
Unusual items
  Health Care Supply Management............   (1.7)    (1.0)   (24.6)   (15.1)
  Health Care Information Technology.......     --       --    (58.8)   (36.2)
  iMcKesson................................  (98.9)   (60.3)   244.8    153.3
  Corporate and other......................   (1.1)    (0.7)    (3.1)    (1.9)
                                            ------   ------   ------   ------
Income from Continuing Operations.......... $ 14.4   $  7.3   $260.6   $160.6
                                            ======   ======   ======   ======

                                               Nine Months Ended December 31,
                                            -----------------------------------
                                                  2000              1999
                                            ----------------- -----------------
                                             Pre-              Pre-
                                             tax    After-tax  tax    After-tax
                                            ------  --------- ------  ---------
                                                      (in millions)
Income From Continuing Operations
  Before unusual items and dividends on
   convertible preferred securities of
   subsidiary trust........................ $326.1   $198.9   $338.8   $208.2
  Dividends on convertible preferred
   securities of subsidiary trust..........     --     (4.6)      --     (4.6)
                                            ------   ------   ------   ------
  Before unusual items.....................  326.1    194.3    338.8    203.6
Unusual items
  Health Care Supply Management............   (2.2)    (1.3)   (24.6)   (15.1)
  Health Care Information Technology.......     --       --    (58.8)   (36.2)
  iMcKesson................................  (95.5)   (59.1)   244.8    153.3
  Corporate and other......................   (1.8)    (1.1)   (53.3)   (32.8)
                                            ------   ------   ------   ------
Income from Continuing Operations.......... $226.6   $132.8   $446.9   $272.8
                                            ======   ======   ======   ======

   The results for the quarter and nine months ended December 31, 2000 include after-tax unusual items that reduced income from continuing operations by $62.0 million and $61.5 million, respectively. The unusual items in the Health Care Supply Management segment consisted of a $1.0 million charge in the quarter and $1.3 million in the nine months for asset impairments, severance and facility closing costs. The unusual items in the iMcKesson segment consisted of a $60.3 million charge for equity investment impairments in the quarter and nine months, and charges of $1.5 million for severance and other exit-related costs and $2.1 million for the write-off of purchased in-process technology, partially offset by a $4.8 million gain on the liquidation of an investment in the nine months. Corporate expense includes unusual items of $0.7 million in the quarter and $1.1 million in the nine months for legal fees incurred in connection with the pending securities litigation resulting from the restatement of prior years' financial results.

   The prior year's third quarter and nine-month period results include after-tax unusual items that increased income from continuing operations by $100.1 million and $69.2 million, respectively. These unusual items for the quarter and nine months ended December 31, 1999 consisted of $18.6 million in charges for receivable

                              McKESSON HBOC, INC.

reserves and asset impairments, partially offset by a $3.5 million reduction in previous year restructuring reserves in the Health Care Supply Management segment. The unusual items in the Health Care Information Technology segment consisted of a $37.8 million charge for a change in estimate of reserve requirements for accounts receivable and customer reserves, partially offset by a $1.6 million reduction in prior year reserves for acquisition-related activities. The unusual items in the iMcKesson segment consisted of net gains of $159.1 million primarily from the exchange and subsequent sale of equity investments, partially offset by charges of $4.3 million for accounts receivable and customer reserves and $1.5 million for the write-off of purchased in-process technology. Corporate expense includes unusual items of $1.9 million in the quarter and $32.8 million in the nine months for accounting, legal and other associated fees incurred in connection with previously reported restatement of HBOC's historical (pre-acquisition) financial statements and resulting securities litigation, severance and other costs associated with former employees and other acquisition-related costs.

   Income from continuing operations (before the items discussed above in the current and prior year periods) increased to $69.3 million in the third quarter from $60.5 million in the prior year third quarter and decreased to $194.3 million in the nine months ended December 31, 2000 from $203.6 million in the prior year nine months. The increase in the quarter reflects an increase in operating profits in the Health Care Supply Management segment, reductions in interest expense, net of corporate interest income and Corporate expense, partially offset by declines in the operating profits in the iMcKesson and Health Care Information Technology segments. The overall decline in the nine months ended December 31, 2000 reflects decreases in the operating profits in the iMcKesson and Health Care Information Technology segments partially offset by an increase in the operating profit of the Health Care Supply Management segment and reductions in interest expense, net of corporate interest income and Corporate expense.

   The effective income tax rate applicable to continuing operations for the nine months ended December 31, 2000 increased from the effective income tax rate for the comparable prior year period primarily due to an increase in nondeductible amortization of goodwill as the result of acquisitions made in the second half of fiscal 2000 and in fiscal 2001.

   The discussion of the financial results that follows focuses on the results from continuing operations excluding unusual items as management believes such discussion is the most informative representation of recurring, non-transactional related operating results.

Health Care Supply Management

   The Health Care Supply Management segment includes the operations of the Company's U.S. pharmaceutical distribution and services businesses, its international pharmaceutical operations (Canada and Mexico), and its medical/surgical distribution and services business. This segment accounted for 98% and 97% of consolidated revenues for the three and nine-month periods ended December 31, 2000, respectively.

   Pharmaceutical Distribution & Services revenues increased by 13% to $10.0 billion in the quarter and by 13% to $27.7 billion in the nine-month period. This increase reflects growth during the quarter and nine months in the U.S. direct delivery business of 7% and 12%, an increase in U.S. sales to customers' warehouses of 29% and 16% and an increase in international revenues of 14% and 15%, respectively.

   Medical/Surgical Distribution & Services revenues increased by 1% to $710.8 million in the quarter and 6% to $2,145.1 million in the nine-month period. The nine months ended December 31, 2000 contained 5 more selling days than the prior year's nine months as a result of that business' fiscal calendar. Excluding the additional selling days, revenues increased by 4% in the nine months.

                              McKESSON HBOC, INC.

   The 7% and 1% revenue increases in the quarter in the U.S. direct delivery business and the Medical/Surgical Distribution & Services business reflect the impact of heavy Y2K-induced purchases in December 1999, which depressed the year-over-year comparison.

   Health Care Supply Management operating profit before unusual items increased $28.6 million or 21% to $166.5 million in the quarter and $76.1 million or 19% to $466.8 million in the nine months. Operating profit before unusual items as a percent of revenues (calculated excluding sales to customers' warehouses) increased 25 basis points to 2.15% in the third quarter and 14 basis points to 2.11% for the nine months compared to the respective prior year margins. The increase in the operating margin primarily reflects margin expansion in the U.S. pharmaceutical distribution and services business due to gross margin initiatives and productivity improvements in both back-office and field operations and in the Canadian pharmaceutical business reflecting sales growth and operational efficiencies, partially offset by the Company's 22% interest in the reduced profits of Nadro, a Mexican pharmaceutical distribution business.

Health Care Information Technology

   The Health Care Information Technology segment includes revenues from software sales, services business and hardware sales. This segment accounted for 2% of consolidated revenues for the three and nine months ended December 31, 2000. Prior year's segment information reflects the transfer of certain business units from this segment into the iMcKesson segment. Revenues declined 11% to $199.8 million compared to $223.6 million in the prior year third quarter and declined 15% to $595.0 million in the nine-month period from $702.5 million in the respective prior year period. Software revenues decreased 25% to $27.8 million from $37.2 million in the third quarter and declined 12% to $85.0 million from $96.8 million in the nine-month period. In the current year quarter and nine-month period, certain contracts were entered into which the Company is accounting for under the percentage of completion method, which extends the recognition of revenue over a period of time. Software amounts included in these contracts that are expected to be recognized as revenue in future periods amounted to $9.4 million in the quarter and $32.2 million in the nine-month period. Services revenues of $150.9 million declined 9% from $165.8 million in the prior year third quarter and 16% to $454.6 million from $538.4 million for the respective prior year nine-month period, reflecting the lagging impact of reduced prior period software sales on implementation services revenues. Hardware revenues increased 2% to $21.1 million from $20.6 million in the quarter and decreased 18% to $55.4 million from $67.3 million for the nine-month period, with the nine-month period reflecting the lower level of software sales and lower unit prices. Hardware revenues for the quarter ended December 31, 1999 reflect a slowdown of investments in hardware as a result of Y2K concerns.

   Operating profit decreased by $4.3 million or 26% to $12.4 million in the quarter ended December 31, 2000 from $16.7 million in the prior year quarter and by $41.8 million or 57% to $30.9 million from $72.7 million for the nine-month period. The operating profit margin declined to 6.21% and 5.19% in the quarter and nine months ended December 31, 2000 compared to 7.47% and 10.35% for the comparable prior year periods. The decline is primarily the result of the extended software revenue recognition cycle under the percentage of completion accounting method previously discussed, lower services revenues and an increased level of expenses to enhance customer support and future product introductions.

iMcKesson

   The iMcKesson segment became a reportable segment in the first quarter of fiscal 2001. Prior year segment information includes revenues and operating profit of certain business units, which were previously reported in the Health Care Supply Management and Health Care Information Technology segments. Revenues for iMcKesson were $72.3 million in the quarter and $210.2 million for the nine months ended December 31, 2000, representing a 2% increase from revenues of $70.6 million in the prior year third quarter and a 5% decline from

                              McKESSON HBOC, INC.

revenues of $221.8 million for the nine months ended December 31, 1999. iMcKesson incurred an operating loss before unusual items of $12.5 million and $28.6 million in the quarter and nine months ended December 31, 2000, respectively, compared to operating profit of $4.1 million and $33.7 million for the respective prior year periods. The results of the fiscal 2001 third quarter and nine months include the operating losses and goodwill amortization of Abaton.com which was acquired in November 1999, and MediVation, Inc. which was acquired in July 2000, expenses related to the formation of the iMcKesson organization and management team, and technology licensing agreements entered into in late fiscal 2000. Also, in the nine months ended December 31, 2000 iMcKesson had lower revenues and operating profit reflecting the loss of a number of services customers in the former Access Health business and an extended revenue recognition cycle for certain software products.

Other

   Corporate expense before unusual items declined from $29.3 million to $25.5 million in the third quarter of fiscal 2001 and declined from $76.8 million to $66.4 million in the nine-months ended December 31, 2000 from the comparable prior year periods. This decline primarily reflects lower costs resulting from a reduced accounts receivable sales program.

Discontinued Operations

   The after-tax loss from discontinued operations for the three and nine months ended December 31, 2000 primarily reflects an adjustment to the gain recorded on the fiscal 2000 sale of the Water Products business. Income after taxes from discontinued operations for the three and nine months ended December 31, 1999 represents the results of operations of the Water Products business.

Liquidity and Capital Resources

   Cash and cash equivalents decreased to $333.2 million from $548.9 million at March 31, 2000. During the nine months ended December 31, 2000, net cash provided by operating activities was $81.6 million, compared to $166.6 million in the prior year. The cash flows from operations for the nine months ended December 31, 2000 reflect the payment of taxes related to the gain on the February 2000 sale of the Water Products business.

   Cash and marketable securities available for sale were $352.2 million at December 31, 2000 compared to $605.9 million at March 31, 2000. The December 31, 2000 marketable securities balance includes $4.0 million that is currently restricted and held in trust as exchange property in connection with the Company's outstanding exchangeable debentures.

   The Company sold $100 million of undivided interests in certain of the Company's trade accounts receivables at December 31, 2000, under the Company's receivables sales facility. Including the receivables sold, the increase in receivables at December 31, 2000 compared to March 31, 2000 reflects the comparable quarter's sales growth. The increase in inventories and payables is primarily the result of an increased focus on buying opportunities late in the quarter. The additional increase in payables reflects the timing of vendor payments.

   Interest expense, net of corporate interest income, declined to $24.8 million from $27.1 million in the prior year third quarter and to $76.6 million from $81.5 million in the prior year nine months. The decrease from the prior year is due primarily to a decline in borrowings reflecting the receipt and management of cash proceeds from the February 2000 sale of the Water Products business.

   Stockholders' equity was $3.7 billion at December 31, 2000, and the net debt-to-capital ratio was 18%, up from 15% at March 31, 2000. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances.

                              McKESSON HBOC, INC.

                         FINANCIAL REVIEW--(Concluded)


   Common shares outstanding increased to 284.9 million at December 31, 2000 from 283.4 million at March 31, 2000 due primarily to shares issued under employee benefit plans and in the acquisition of MediVation, Inc., partially offset by the effect of the 1.0 million shares repurchased as part of the Company's previously announced $250 million share repurchase program. Average diluted shares increased to 295.1 million in the quarter ended December 31, 2000 from 288.8 million in the comparable prior year period due primarily to an increase in the effect of dilutive securities resulting from the increase in the Company's stock price, and an increase in common shares outstanding.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Financial Note 12 to the Company's unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended December 31, 2000.

    The following report on Form 8-K was filed on January 11, 2001:

    Form 8-K
    Date of Report: January 11, 2001     Date Filed: January 11, 2001

    Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

     (c) Exhibits

         99.1 Complaint and Compulsory Counterclaim of McKesson HBOC, Inc.

    Item 9. Regulation FD Disclosure

    McKesson HBOC, Inc. ("McKesson") filed an action against the New York State Common Retirement Fund, individually, and as a representative of a class of former HBO & Company ("HBOC") shareholders who exchanged their HBOC shares for McKesson shares in the 1999 acquisition of HBOC. In the Complaint, the Company alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided too many shares to former HBOC shareholders. The Company has taken this action to recover the "unjust enrichment" received by each HBOC shareholder who exchanged more than 20,000 shares in the acquisition. The Company does not allege any wrongdoing by these shareholders. McKesson believes this action is both prudent and necessary to protect the Company's interests, to benefit the current shareholders of the Company, and to enable McKesson to preserve all claims available to it. The Company has itself been sued by most of these same HBOC shareholders who have already benefited from the unfair exchange ratio.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McKESSON HBOC, INC.

Dated: February 1, 2001
                                             /s/ William R. Graber
                                          By __________________________________
                                                William R. Graber
                                                Senior Vice President and
                                                Chief Financial Officer

                                             /s/ Heidi E. Yodowitz
                                          By __________________________________
                                                Heidi E. Yodowitz
                                                Senior Vice President and
                                                Controller