Form 10-K
period 2001-03-31
MCKESSON HBOC INC
filed 2001-06-01
CIK 927653

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13252
                            ------------------------

                              MCKESSON HBOC, INC.
                             A DELAWARE CORPORATION

                I.R.S. EMPLOYER IDENTIFICATION NUMBER 94-3207296

                              MCKESSON HBOC PLAZA,
                                ONE POST STREET,
                            SAN FRANCISCO, CA 94104
                     TELEPHONE -- AREA CODE (415) 983-8300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE
                                                          PACIFIC EXCHANGE, INC.
       PREFERRED STOCK PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE
                                                          PACIFIC EXCHANGE, INC.
            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by nonaffiliates of the Registrant at April 30, 2001: $8,783,293,063

     Number of shares of common stock outstanding at April 30, 2001: 284,801,980

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on July 25, 2001 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
 1.   Business....................................................    1
 2.   Properties..................................................    7
 3.   Legal Proceedings...........................................    7
 4.   Submission of Matters to a Vote of Security Holders.........   13
      Executive Officers of the Registrant........................   14

                                PART II
 5.   Market for the Registrant's Common Stock and Related           15
      Stockholder Matters.........................................
 6.   Selected Financial Data.....................................   15
 7.   Management's Discussion and Analysis of Financial Condition    15
      and Results of Operations...................................
 7A.  Quantitative and Qualitative Disclosures About Market          15
      Risk........................................................
 8.   Financial Statements and Supplementary Data.................   15
 9.   Changes in and Disagreements with Accountants on Accounting    15
      and Financial Disclosure....................................

                                PART III
10.   Directors and Executive Officers of the Registrant..........   16
11.   Executive Compensation......................................   16
12.   Security Ownership of Certain Beneficial Owners and            16
      Management..................................................
13.   Certain Relationships and Related Transactions..............   16

                                PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form   16
      8-K.........................................................
      Signatures..................................................   18

                                     PART I

ITEM 1. BUSINESS

GENERAL

     McKesson HBOC, Inc. ("McKessonHBOC," the "Company" or the "Registrant"), the world's largest health care service and technology company and a Fortune 35 corporation, delivers unique supply and information management solutions that reduce costs and improve quality for its health care customers.

BUSINESS SEGMENTS

     The Company is organized under two operating segments: Health Care Supply Management and Health Care Information Technology. Within the United States and Canada, the Health Care Supply Management segment is a leading wholesale distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products principally to chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers. The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, information outsourcing and other services to health care organizations throughout the United States and certain foreign countries.

     The Company generated annual sales of $42.0 billion, $36.7 billion, and $30.0 billion in fiscal years 2001, 2000, and 1999, respectively; approximately $41.1 billion, 98%, $35.7 billion, 97%, and $28.7 billion, 96%, respectively, in the Health Care Supply Management segment and approximately $0.9 billion, 2%, $1.0 billion, 3% and $1.3 billion, 4%, respectively, in the Health Care Information Technology segment.

     Financial information about the Company's business segments for each of the three years in the period ended March 31, 2001 is included in Financial Note 17 to the consolidated financial statements, "Segments of Business," appearing on pages F-60 to F-62 of this Annual Report on Form 10-K.

HEALTH CARE SUPPLY MANAGEMENT

  Products and Markets

     Through its Health Care Supply Management segment, McKessonHBOC is a leading distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products and provider of services to the health care industry in North America. The Company's Health Care Supply Management segment consists of the Pharmaceutical Group, the Medical Group, the Automation Group, the Medical Management Group, the Pharmaceutical Partners Group, Zee Medical and MedManagement (collectively, the "Supply Management Business").

     The Pharmaceutical Group supplies pharmaceuticals and health care related products to three primary customer segments: retail chains (pharmacies, food stores, and mass merchandisers), retail independent pharmacies and institutional providers (including hospitals, alternate-site providers, and integrated health networks) in all 50 states. These three customer categories represented approximately 42.4%, 24.5%, and 33.1%, respectively, of the Pharmaceutical Distribution Group's revenues in fiscal 2001. Operating under the trade names EconoMost(R) and EconoLink(R) and a number of related service marks, the Company promotes electronic order entry systems and a wide range of computerized merchandising and asset management services for pharmaceutical retailers and health care institutions. The Company has developed advanced marketing programs and information services for retail pharmacies. These initiatives include the Valu-Rite(R), Valu-Rite/CareMax(R) and Health Mart(R) retail networks, the OmniLink(R) centralized pharmacy technology platform, which offers retail network members connectivity with managed care organizations while promoting compliance with managed care plans, and .com pharmacy solutions(SM), a service initiative that allows independent pharmacies to set up their own websites for selling OTC products and prescription refills to their customers. The Company's nationwide network of distribution centers utilizes the Acumax(R) Plus warehouse management system which provides real-time inventory statistics and tracks products from the receiving dock to shipping through scanned bar code information and radio frequency signals with accuracy levels above 99% to help ensure that the right product arrives at the right time and place for both the Company's customers and their patients. The Company believes that its financial strength, purchasing leverage, affiliation networks, nationwide network of distribution centers, and advanced logistics and information technologies provide competitive advantages to its pharmaceutical distribution operations.

     The Medical Group offers a full range of medical-surgical supplies, equipment, logistics and related services across the continuum of health care providers: hospitals, physicians' offices, long-term care, and homecare. The Medical Group includes the operations of McKesson General Medical Corporation ("MGM"), RedLine Extended Care, Hawk Medical Supply and MedPath. The Medical Group is the nation's third largest distributor of medical-surgical supplies to hospitals (acute care) and a leading supplier of medical-surgical supplies to the full-range of alternate-site health care facilities, including physicians and clinics (primary care), long-term care and homecare sites. The Medical Group's Supply Management On-Line provides an advanced way of ordering medical-surgical products over the Internet and its Optipak program allows physicians to customize ordering of supplies according to individual surgical procedure preferences.

     The Automation Group manufactures and markets automated pharmacy systems and services to hospitals and retail pharmacies through its McKesson Automated Healthcare ("MAH") and McKesson Automated Prescription Systems ("APS") units. Key products of MAH include the ROBOT-Rx(TM) system, a robotic pharmacy dispensing and utilization tracking system that enables hospitals to lower pharmacy costs while significantly improving the accuracy of pharmaceutical dispensing, AcuDose-Rx(TM) unit-based cabinets which automate the storage, dispensing and tracking of commonly used drugs in patient areas, AcuScan-Rx(TM) which records, automates, and streamlines drug administration and medication information requirements through bar code scanning at the patient's bedside and SupplyScan(SM), a point-of-use supply management system. APS manufactures a wide range of pharmaceutical dispensing and productivity products including Baker Cells(TM) and Baker Cassettes(TM), modular units that provide pharmacists with quick and accurate counting capabilities combined with efficient space management; Autoscript(TM), a robotic pharmacy dispensing system that enables retail pharmacies to lower pharmacy costs through high volume dispensing while improving accuracy through the use of bar code technology; and Pharmacy 2000(TM), an interactive workstation system which combines software and automation to improve productivity throughout the pharmacy prescription sales process.

     The Medical Management Group brings together a comprehensive platform of medical management services and tools to help payors and providers better manage the cost and outcomes of medical care. The Medical Management Group delivers complete solutions through five Care Enhance(SM) product and service families:
Care Enhance(SM) Services (telephonic nurse advice and disease management), Care Enhance(SM) Clinical Management Software (disease, utilization and case management software), Care Enhance(SM) Clinical Criteria (InterQual(R) clinical appropriateness, level-of-care and clinically specific decision support criteria), Care Enhance(SM) Resource Management Software (provider profiling, analytic and HEDIS reporting software), and Care Enhance(SM) Access Center Products (triage and referral management software).

     The Pharmaceutical Partners Group combines the Company's pharmaceutical and biotechnology services in a single group that is focused on helping manufacturers meet their marketing goals. The Pharmaceutical Partners Group provides sales, marketing and other services to pharmaceutical manufacturers and biotechnology customers including distribution management and reimbursement services, services in support of clinical trials and biomedical research, direct mail and fulfillment services, decision support and data analysis, business analytics, and integrated contract sales and marketing support services.

     Zee Medical, Inc. ("Zee Medical") is the nation's leading provider of first-aid and safety products, training and services. Zee Medical distributes first-aid products and safety supplies and offers safety programs and materials to assist industrial and commercial customers reduce their exposure to escalating health care costs associated with on-the-job injuries and illnesses.

     McKesson MedManagement, L.L.C. ("MedManagement") is a leading pharmacy management, purchasing, consulting and information services company that combines clinical expertise, financial management capabilities, operational tools and technologies and experience to assist health care organizations optimize care and pharmaceutical resources. MedManagement provides customized solutions that allow its customer to improve their pharmaceutical distribution, automation and information technology capabilities and measure quality improvement through proven clinical and operational metrics.

     International operations of the Pharmaceutical Group business include Medis Health and Pharmaceutical Services, Inc. ("Medis"), a wholly-owned subsidiary and the largest pharmaceutical distributor in Canada; and the Company's 22% equity interest in Nadro, S.A. de C.V., a leading pharmaceutical distributor in Mexico.

  Intellectual Property

     The principal trademarks and service marks of the Health Care Supply Management segment include: ECONOMOST(R), ECONOLINK(R), VALU-RITE(R), Valu-Rite/CareMax(R), OmniLink(R), Health Mart(R), ASK-A-NURSE(R), Credentialer(R), Episode Profiler(R), InterQual(R), America's Source for Health Care Answers(R), coSource(R), ROBOT-Rx(TM), AcuDose-Rx(TM), AcuScan-Rx(TM), Pak Plus-Rx(TM), SelfPace(TM), Baker Cells(TM), Baker Cassettes(TM), Baker Universal(TM), Autoscript(TM), Pharmacy 2000(TM), CRMS(TM), Patterns Profiler(TM), Care Enhance(SM), Closed Loop Distribution(SM), .com Pharmacy Solutions(SM) and SupplyScan(SM). The Company also owns other registered and unregistered trademarks and service marks and similar rights used by the Health Care Supply Management segment. All of the principal marks are registered in the United States or registration has been applied for with respect to such marks. The United States federal registrations of these trademarks and service marks have ten or twenty-year terms, depending on date of registration. All are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement claims. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Health Care Supply Management segment.

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

HEALTH CARE INFORMATION TECHNOLOGY

  Products and Markets

     The Company's Health Care Information Technology segment provides patient care, clinical, financial, supply chain, managed care and strategic management software solutions for providers and payors in the health care industry. The segment also provides a full complement of network communications technologies, including wireless capabilities, as well as outsourcing services in which its staff manages and operates data centers, information systems, organizations and business offices of health care institutions of various sizes and structures. In addition, the segment offers a wide range of care management and electronic commerce services, including electronic medical claims and remittance advice services, and statement processing.

     The Health Care Information Technology segment markets its products and services to integrated delivery networks, hospitals, physicians' offices, home health providers, pharmacies, reference laboratories, managed care providers and payors. The segment also sells its products and services internationally through subsidiaries and/or distribution agreements in the United Kingdom, France, the Netherlands, Canada, Ireland, Saudi Arabia, Kuwait, Australia, New Zealand and Puerto Rico.

     The Health Care Information Technology segment's product portfolio is organized into eight components: acute-care or hospital information systems ("HIS"), infrastructure, clinical management, practice management, access management, resource management, enterprise management and payor solutions.

     Hospital Information Systems. HIS applications automate the operation of individual departments and their respective functions within the in-patient environment. The Company's HIS systems include applications for patient care, laboratory, pharmacy, radiology and finance.

     Infrastructure. Infrastructure components include local, wide area and value-added networks, wireless technology, electronic data interchange (EDI) capabilities, an interface manager and a data repository. Other infrastructure applications include document imaging as well as an enterprise master person index.

     Clinical Management. The segment's point-of-care applications are designed to allow physicians and other clinicians to document patient information, establish and manage guidelines or standards of care, enter and manage orders, and view all results and clinical information. The Clinical Management product portfolio includes a clinical suite of products consisting of browser-based software applications which may be purchased and used separately or collectively to automate internal and external clinical communications including: multi-laboratory order entry and result reporting, electronic prescribing within formulary and medical guidelines, and advance task management and medical record documentation including web-based dictation, transcription and attestation, most of which are done via paper today.

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

     Resource Management. Resource management applications including supply chain and management decision-making help health care organizations better manage people, facilities, supplies, services and equipment by integrating materials management, accounts payable/general ledger, surgical services management and staff scheduling functions.

     Enterprise Management. Enterprise management applications focus on providing managers with the clinical, financial and other information necessary to contain costs while ensuring high-quality care, including utilization management, accounts receivable management and managed care contracting and member management applications.

     Payor Solutions. Payor solutions support a range of health insurance and managed care needs. Solutions include businesswide systems that automate all financial and administrative operations, as well as clinically intelligent solutions that monitor quality of care and support provider credentialing and profiling, claims audit, care management, utilization and financial-based analysis.

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

     Outsourcing Services Group. The Health Care Information Technology segment has been in the outsourcing business in the United States for more than 20 years and also offers outsourcing services in the United Kingdom. Outsourcing services include managing hospital data processing operations (traditionally known as facilities management) as well as strategic management services in information systems planning, receivables management, revenue cycle outsourcing, payroll processing, business office administration and major system conversions.

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

     Investment in software development includes both R&D expense as well as capitalized software. The Health Care Information Technology segment expended $152.5 million (16% of revenue) for R&D activities during fiscal 2001, compared to $148.4 million (15% of revenue) and $145.8 million (11% of revenue) during 2000 and 1999, respectively. The Health Care Information Technology segment capitalized 20%, 29% and 32% of its R&D expenditures in 2001, 2000 and 1999, respectively.

     Information regarding R&D is included in Financial Note 1 to the consolidated financial statements, "Significant Accounting Policies," appearing on pages F-35 to F-37 of this Annual Report on Form 10-K.

  Intellectual Property

     The substantial majority of technical concepts and codes embodied in the Health Care Information Technology segment's computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to the Company. The principal trademarks and service marks of the Health Care Information Technology segment are: AMISYS(R), HealthQuest(R), Paragon(R), Pathways 2000(R), TRENDSTAR(R), Horizon WP(TM), Series 2000(TM), Star 2000(TM), Connect 2000(SM), PracticePoint(SM). The Company also owns other registered and unregistered trademarks and service marks and similar rights used by the Health Care Information Technology segment. All of the principal trademarks and service marks are registered in the United States or registrations have been applied for with respect to such marks, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. The Company believes this business has taken all necessary steps to preserve the registration and duration of its trademarks and service marks, although no assurance can be given that it will be able to successfully enforce or protect its rights thereunder in the event that they are subject to third-party infringement claims. The Company does not consider any particular patent, license, franchise or concession to be material to the business of the Health Care Information Technology segment.

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

RECENT ACQUISITIONS, INVESTMENTS AND DISPOSITIONS

     McKessonHBOC has undertaken numerous strategic initiatives in recent years to further focus the Company on its core health care businesses and enhance its competitive position. These include the following significant acquisitions and dispositions:

  Acquisitions and Investments

     - In July 2000, the Company acquired MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in Company common stock and the assumption of $6 million of employee stock incentives.

     - In April 2000, the Company and three other health care product distributors announced an agreement to form the New Health Exchange (subsequently renamed "Health Nexis"). Health Nexis is an Internet-based company focused on information systems and other technology solutions to streamline communication, processing and management of product and contract data across the health care supply chain. The Company accounts for its 34% interest in Health Nexis under the equity method of accounting. In fiscal 2001, the Company invested $10.8 million in Health Nexis.

     - In November 1999, the Company acquired Abaton.com, a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of $8 million of employee stock incentives.

     - In January 1999, McKesson Corporation ("McKesson") completed the acquisition of HBO & Company ("HBOC"), a leading health care information technology company, by exchanging 177 million shares of McKesson common stock for all of the issued and outstanding shares of common stock of HBOC. Each share of HBOC common stock was exchanged for 0.37 of a share of McKesson common stock (the "Exchange Ratio"). McKesson was renamed McKesson HBOC, Inc. The transaction was structured as a tax-free reorganization and was accounted for as a pooling of interests.

     - In December 1998, the Company acquired Access Health, Inc. ("Access"), a provider of clinically based care management programs and health care information services, for the equivalent, after application of the Exchange Ratio, of approximately 12.7 million shares of Company common stock.

     - In November 1998, the Company acquired RedLine HealthCare Corporation ("RedLine"), a distributor of medical supplies and services to the extended-care industry, including long-term care and home-care sites, for approximately $233 million in cash.

     - In October 1998, the Company acquired IMNET Systems, Inc. ("IMNET"), a provider of electronic information and document management solutions for the health care industry, for the equivalent, after application of the Exchange Ratio, of approximately 3.6 million shares of Company common stock and 0.6 million Company stock options.

  Disposition

     - In February 2000, the Company disposed of its last non-health care business, its wholly-owned subsidiary McKesson Water Products Company, for approximately $1.1 billion in cash.

OTHER INFORMATION ABOUT THE BUSINESS

     Customers -- The Company's recent strategy has been to build relationships with large customers that are achieving rapid growth. A significant portion of the Company's increase in sales has been to a limited number of these large customers. During the fiscal year ended March 31, 2001, sales to the Company's ten largest customers accounted for approximately 57% of the Company's revenues; sales to the largest customer, Rite Aid Corporation, represented approximately 16% of the Company's revenues.

     Environmental Legislation -- The Company sold its chemical distribution operations in fiscal 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection

Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in "Item 3. Legal Proceedings" on pages 7 to 13 of this report. Other than any capital expenditures which may be required in connection with those matters, the Company does not anticipate making substantial capital expenditures for environmental control facilities or to comply with environmental laws and regulations in the future. The amount of capital expenditures expended by the Company for environmental compliance was not material in fiscal 2001 and is not expected to be material in the next fiscal year.

     Employees -- At March 31, 2001, the Company employed approximately 23,000 persons.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Information as to foreign operations is included in Financial Note 17 to the consolidated financial statements "Segments of Business," appearing on pages F-60 to F-62 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

     Because of the nature of the Company's principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and adequate to meet its needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 12 to the consolidated financial statements, "Lease Obligations," appearing on page F-50 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

  I. Accounting Litigation

     Since the Company's announcements in April, May and July of 1999 that the Company had determined that certain software sales transactions in its Information Technology Business unit, formerly HBOC, were improperly recorded as revenue and reversed, as of April 30, 2001, eighty-five lawsuits have been filed against the Company, certain of the Company's or HBOC's current or former officers or directors, and other defendants including, Bear Stearns & Co., Inc. ("Bear Stearns"), and Arthur Andersen LLP ("Arthur Andersen").

  A. Federal Actions

     Sixty-five of these actions have been filed in Federal Court (the "Federal Actions"). Of these, fifty-nine were filed in the U.S. District Court for the Northern District of California, one in the Northern District of Illinois (which has been voluntarily dismissed without prejudice), one in the Northern District of Georgia (which has been transferred to the Northern District of California), one in the Eastern District of Pennsylvania (which has been transferred to the Northern District of California), two in the Western District of Louisiana (which have been transferred to the Northern District of California) and one in the District of Arizona (which has been transferred to the Northern District of California).

     On November 2, 1999, the Honorable Ronald M. Whyte of the Northern District of California issued an order consolidating fifty-three of these actions into one action entitled In RE McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the "Consolidated Action"), and by order dated December 22, 1999, appointed the New York State Common Retirement Fund as lead plaintiff ("Lead Plaintiff") and approved Lead Plaintiffs' choice of counsel. Judge Whyte's November 2, 1999 order also provided that related cases transferred to the Northern District of California shall be consolidated with the Consolidated Action. Judge Whyte's December 22 order also consolidated an individual action, Jacobs v. McKesson HBOC, Inc. et al. (C-99-21192 RMW), with the Consolidated Action. On September 21, 2000, the plaintiffs in Jacobs filed an individual action in the Northern District of California entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW), which is to be consolidated with the Consolidated Action and which purports to state claims under Sections 11 and 12(2) of the Securities Act of 1933 ("Securities Act"), Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and various state law causes of action. By order dated February 7, 2000, Judge Whyte coordinated a class action alleging ERISA claims, Chang v. McKesson HBOC, Inc. et al. (Case No. C-00-20030 RMW) and a shareholder derivative action that had been filed in the Northern District under the caption Cohen v. McCall et. al. (Case No. C-99-20916 RMW) with the Consolidated Action.

     Lead Plaintiff filed an Amended and Consolidated Class Action Complaint (the "ACCAC") on February 25, 2000. The ACCAC generally alleged that defendants violated the federal securities laws in connection with the events leading to the Company's announcements in April, May and July, 1999. On September 28, 2000, Judge Whyte dismissed all of the ACCAC claims against McKesson under Section 11 of the Securities Act with prejudice, dismissed a claim under Section 14(a) of the Exchange Act with leave to amend and declined to dismiss a claim against McKesson under Section 10(b) of the Exchange Act.

     On November 14, 2000, Lead Plaintiff filed its Second Amended and Consolidated Class Action Complaint ("SAC"). As with its ACCAC, Lead Plaintiff's SAC generally alleges that the defendants named therein violated the federal securities laws in connection with the events leading to the Company's announcements in April, May and July, 1999. The SAC names the Company, HBOC, certain current or former officers or directors of the Company or HBOC, Arthur Andersen and Bear Stearns as defendants. The SAC purports to state claims against the Company under Sections 10(b) and 14(a) of the Exchange Act.

     On January 18, 2001, the Company filed a motion to dismiss the claim under
Section 14(a) of the Exchange Act in its entirety, and the claim under Section 10(b) of the Exchange Act to the extent it is based on the statements or conduct of the Company prior to the Merger. HBOC also filed its own motion to dismiss the claim based on Section 14(a) of the Exchange Act insofar as that claim is asserted on behalf of McKesson shareholders. Those motions were heard on March 23, 2001, and Judge Whyte has not yet issued an order.

     On January 11, 2001, the Company filed an action in the U.S. District Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for Company shares in the Merger, McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al. (Case No. C01-20021 RMW) (the "Complaint and Counterclaim"). In the Complaint and Counterclaim, the Company alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, the Company seeks to recover the "unjust enrichment" received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the Merger. The Company does not allege any wrongdoing by these shareholders. Lead Plaintiff's motion to dismiss the Complaint and Counterclaim was heard on March 23, 2001, and Judge Whyte has not yet issued an order.

     Two other individual actions, Bea v. McKesson HBOC, Inc. et al. (Case No. C-0020072 RMV), and Cater v. McKesson Corporation et al. (Case No. C-00-20327
RMW), have also been filed in the Northern District of California. By stipulation, Bea has been consolidated with the Consolidated Action and Cater has been stayed pending resolution of the Company's motion to dismiss the Consolidated Complaint. One other individual action, Baker v. McKesson HBOC, Inc. et al. (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. The Company moved to transfer Baker to the Northern District of California, together with a parallel state court action, Baker v. McKesson HBOC, Inc. et al. (filed as Case No. 199018; Case No. CV-00-0522 after removal), which had been removed to federal court. Both of the Baker cases have been transferred to the Northern District of California where they have been consolidated with the Consolidated Action. An additional action, Rosenberg v. McCall et al. (Case No. 1:99-CV-1447 JEC) was filed in the Northern District of Georgia and subsequently transferred to the Northern District of California, but that action names only two former officers and does not name the Company. Finally, on July 24, 2000, an action captioned Hess v. McKesson HBOC, Inc. et al. was filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company ("Ephrata") who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January, 1999. On August 24, 2000, the Company removed the Hess action to the United States

District Court for the District of Arizona, and on March 28, 2001, the District Court in Arizona granted the Company's motion to transfer the case to the Northern District of California.

  B. State Actions

     Twenty actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the "State Actions"). Like the Consolidated Action, the State Actions generally allege misconduct by the defendants in connection with the events leading to the Company's need to restate its financial statements.

     Two of the State Actions are derivative actions: Ash, et al. v. McCall, et al. (Case No. 17132), filed in the Delaware Chancery Court and Mitchell v. McCall et al. (Case. No. 304415), filed in California Superior Court, City and County of San Francisco. The Company moved to dismiss both of these actions and to stay the Mitchell action in favor of the earlier filed Ash and Cohen derivative actions. Plaintiffs in Mitchell agreed to defer any action by the court on the Company's motions pending resolution of the Company's dismissal motions in Ash. On September 15, 2000, the Ash court dismissed all causes of action with leave to replead certain of the dismissed claims, and on January 22, 2001, the Ash plaintiffs filed a Third Amended Complaint which is presently the subject of the Company's motions to dismiss.

     Five of the State Actions are class actions. Three of these were filed in Delaware Chancery Court: Derdiger v. Tallman et al. (Case No. 17276), Carroll v. McKesson HBOC, Inc. (Case No. 17454), and Kelly v. McKesson HBOC, Inc., et al. (Case No. 17282 NC). Two additional actions were filed in Delaware Superior
Court: Edmondson v. McKesson HBOC, Inc. (Case No. 99-951) and Caravetta v. McKesson HBOC, Inc. (Case No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. The Company has removed Edmondson to Federal Court in Delaware where plaintiffs have filed a motion to remand, which is pending. The Company's motions to stay the Derdiger and Caravetta actions in favor of proceedings in the federal Consolidated Action have been granted.

     Thirteen of the State Actions are individual actions which have been filed in various state courts. Four of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al.(Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269), and Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747). In Yurick, the trial court sustained the Company's demurrer to the original complaint without leave to amend with respect to all causes of action, except the claims for common law fraud and negligent misrepresentation as to which amendment was allowed. The Court also stayed Yurick pending the commencement of discovery in the Consolidated Action, but allowed the filing of an amended complaint. The Company's demurrer to that amended pleading was heard on May 23, 2001 and no order has yet been issued. On May 23, 2001, the California Court of Appeals affirmed the Yurick trial court's order dismissing claims against certain of the individual defendants in the action without leave to amend. The Oregon, Utah and Minnesota actions referenced above are individual securities actions filed in the California Superior Court for the City and County of San Francisco by out-of-state pension funds. Plaintiffs in each of those actions are in the process of filing amended complaints, and action on the Company's motions seeking stays of those actions and demurrers to the prior complaints has been suspended pending defendants' responses to those amended pleadings.

     Ten individual actions have been filed in various state courts outside of California. Five of these cases have been filed in Georgia state courts: Moulton
v. McKesson HBOC, Inc. et al. (Case No. 98-13176-9), involving a former HBOC employee's claim for unpaid commissions, claims under Georgia's securities and racketeering laws, as well as various common law causes of action, has been settled and dismissed with prejudice. Powell v. McKesson HBOC, Inc. et al. (Case No. 1999CV-15443), involving a former HBOC employee's claims for unpaid commissions, claims under Georgia's securities and racketeering laws, as well as various common law causes of action, was dismissed by plaintiff and refiled as Case No. 2000-CV-27864 and the Company's motions to dismiss or stay that action are presently pending. In Adler v. McKesson HBOC, Inc. (Case No. 99-C-7980-3), a former HBOC shareholder asserts a claim for common law fraud. The Georgia

Court of Appeals has granted interlocutory review of an order issued in Adler and the prior June, 2001, trial date has been vacated. Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Case No.00 VS 010469A) and Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Case No. 00 VS-010801) are related actions brought on behalf of individual shareholders and are based on Georgia securities, racketeering and common law claims. The Company has moved to stay both the Suffolk and Curran actions in favor of proceedings in the federal Consolidated Action. Those motions have been heard by the Court and no order has yet been issued.

     Three individual state court cases have been filed outside of California. Grant v. McKesson HBOC, Inc. (C.A. No. 99-03978) was filed on May 12, 1999 in the Pennsylvania Court of Common Pleas, Chester County. The Grant case relates to the Company's acquisition of Keystone/Ozone Pure Water Company ("Keystone"). Plaintiffs are former shareholders of Keystone who received McKesson shares in exchange for their shares in Keystone pursuant to a merger agreement between plaintiffs, McKesson and a McKesson subsidiary. On March 6, 2001, the Court denied the Company's motion to stay and dismissed with prejudice all plaintiffs' claims except for those based on breach of contract and negligent misrepresentation. The Company answered the Grant complaint on March 26, 2001. On September 28, 1999, an action was filed in Delaware Superior Court under the caption Kelly v. McKesson HBOC, Inc. et al. (C.A. No. 99C-09-265 WCC). Plaintiffs in Kelly are former shareholders of KWS&P/SFA, Inc., which merged into the Company after the Merger. Plaintiffs assert claims under the federal securities laws, as well as claims for breach of contract and breach of the duty of good faith and fair dealing. The Company's motion to dismiss and plaintiffs' motion for summary judgment remain pending before the Court. On October 19, 1999, an individual action was filed in Colorado District Court, Boulder County, under the caption American Healthcare Fund II v. HBO & Company et al. (Case No. 00-CV-1762). Plaintiffs in American Healthcare are former shareholders of Access Health, Inc., a company acquired by HBOC prior to the Merger, and assert claims for breach of the merger contract and related claims. The Company has answered an amended complaint and filed a counterclaim against the plaintiffs alleging that, as HBOC shareholders exchanging HBOC shares for McKesson shares in the Merger, plaintiffs were unjustly enriched. Discovery has commenced and trial is currently set for September 10, 2001.

     The previously reported investigations by the United States Attorney's Office and the Securities and Exchange Commission are continuing. On May 15, 2000, the United States Attorney's Office filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC Officer, Albert J. Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On that same date, a civil complaint was filed by the Securities and Exchange Commission against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa (Securities and Exchange Commission v. Gilbertson, et al., Case No. C-00-3570.) Mr. DeRosa has settled with the Securities Exchange Commission without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of California against Messrs. Gilbertson and Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505).

     The Company does not believe it is feasible to predict or determine the outcome or resolution of the Accounting Litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.

  II. Other Litigation and Claims

     In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company's business. These include:

     A. Antitrust Matters

     The Company currently is a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases have been coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of a consolidated class action (the "Federal Class Action") as well as approximately 109 additional actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the "Individual Actions"). There are numerous other defendants in these actions including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail order pharmacies, managed care organizations and other institutional buyers. On January 19, 1999, the District Court entered its written opinion and judgment granting defendants' motion for a judgment as a matter of law. On July 13, 1999, the Seventh Circuit affirmed the District Court's judgment as to the dismissal of the claims against the wholesalers. The wholesalers' motion for summary judgment in the Individual Actions has been granted. Plaintiffs have appealed to the Seventh Circuit. Most of the individual cases brought by chain stores have been settled.

     State court antitrust cases against the Company are currently pending in California and Mississippi. The state cases are based on essentially the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case in Superior Court for the State of California, City and County of San Francisco is referred to as Coordinated Special Proceeding, Pharmaceutical Cases I, II & III. The case is trailing MDL 997. A case filed in Santa Clara County (Paradise Drugs, et al. v. Abbott Laboratories, et al., Case No. CV793852) was coordinated with the case pending in San Francisco. The case in Mississippi (Montgomery Drug Co., et al. v. The Upjohn Co., et al.) is pending in the Chancery Court of Prentiss County Mississippi. The Chancery Court has held that the case may not be maintained as a class action.

     In each of the cases, plaintiffs seek remedies in the form of injunctive relief and unquantified monetary damages, attorneys' fees and costs. Plaintiffs in the California cases also seek restitution. In addition, treble damages are sought in the Federal Class Action, the Individual Actions and the California case, and statutory penalties of $500 per violation are sought in the Mississippi case. The Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

     B. FoxMeyer Litigation

     In January 1997, the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson, et al. (Case No. 97 00311) filed in the District Court in Dallas County, Texas ("the Texas Action"). Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation, collectively "FoxMeyer Corporation") has alleged that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of at least $400 million, punitive damages, attorneys' fees and costs. The Company answered the complaint, denying the allegations and removed the case to federal bankruptcy court in Dallas.

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

     In November 1998, the Delaware court granted the Company's motion for summary judgment as to the first three counts asserted in the Texas Action on the ground of judicial estoppel. The Company filed a renewed motion for summary judgment on the four remaining counts of Avatex's complaint in the Texas Action which was denied without prejudice by the Delaware court on August 9, 1999. In addition, the Company filed cross-claims against the Trustee and debtors seeking the same relief as sought in the Company's complaint against Avatex. Based on the order granting summary judgment as to the first three counts, the Texas bankruptcy court dismissed those counts with prejudice and ordered the Texas Action remanded to state court. On November 30, 1998, the Company and the other Defendants filed a notice of appeal to the District Court from the remand ruling as well as the August 1997 ruling denying defendants' motion to transfer the Texas Action to Delaware. In addition, the Company has filed a counter-claim and cross-claim against Avatex and Messrs. Estrin, Butler and Massman in the Texas Action, asserting various claims of misrepresentation and breach of contract. The District Court upheld the remand order and denied as moot the appeal from the order denying transfer. A cross-appeal by Avatex from the order dismissing the first three counts with prejudice failed, as the District Court affirmed the Bankruptcy Court's dismissal by order dated March 28, 2001. The Company and several of the other defendants appealed to the Court of Appeals the ruling upholding the order denying transfer but subsequently moved to dismiss the appeal with prejudice, which motion was granted and the appeal was dismissed on October 4, 1999. As a result, the Texas Action is now pending in Texas state court, and the parties presently are engaged in discovery on the merits of the various claims asserted in the Texas Action.

     C. Product Liability Litigation

     The Company has been named as a defendant, or has received from customers tenders of defense, in fifteen pending cases alleging injury due to the diet drug combination of fenfluramine or dexfenfluramine and phentermine. All of the cases are pending in the state courts of California, Nebraska and New Jersey. The Company's tender of the cases to the manufacturers of the drugs has been accepted and the manufacturer is paying for counsel and fully indemnifying the Company for judgments or settlements arising from its distribution of the manufacturer's products.

     Certain subsidiaries of the Company (i.e. MGM and RedLine, collectively the "Subsidiaries") are two of the defendants in approximately ninety cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including the Subsidiaries. Efforts to resolve tenders of defense to their suppliers are continuing and a tentative final agreement has been reached with one major supplier. The Subsidiaries' insurers are providing coverage for these cases, subject to the applicable deductibles.

     There is one remaining state court class action in South Carolina filed against MGM on behalf of all health care workers in that state who suffered accidental needle sticks that exposed them to potentially contaminated bodily fluids, arising from MGM's distribution of allegedly defective syringes. MGM's suppliers of the syringes are also named defendants in this action. The tender of all cases has been accepted by the two major suppliers. By this acceptance, these suppliers are paying for separate distributors' counsel and have agreed to fully indemnify the Company for any judgments in these cases arising from its distribution of their products.

     The Company, along with 134 other companies, has been named in a lawsuit brought by the Lemelson Medical, Educational & Research Foundation ("the Foundation") alleging that the Company and its subsidiaries are infringing seven
(7) U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. The Foundation seeks to enter into a license agreement with the Company, the lump sum fee for which would be based upon a fraction of a percent of the Company's overall revenues over the past ten years. Due to the pendency of earlier litigation brought against the Foundation attacking the validity of the patents at issue, the court has stayed the action until the conclusion of the earlier case. The Company is assessing its potential exposure and evaluating the Foundations' claim with the assistance of expert patent counsel, after which it will determine an appropriate course of action.

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

     The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $13 million, net of approximately $1.5 million which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $13 million is expected to be paid out between April 2001 and March 2029 and is included in the Company's recorded environmental liabilities at March 31, 2001.

     In addition, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law or its state law equivalent) for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 21 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 21 PRP sites is approximately $1.5 million. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant. The $1.5 million is included in the Company's recorded environmental liabilities at March 31, 2001.

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

     Except as specifically stated above with respect to the litigation matters summarized under "Accounting Litigation" (section I, above), management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed in this Item 3 will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2001.

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

                NAME                   AGE       POSITION WITH REGISTRANT AND BUSINESS EXPERIENCE
                ----                   ---       ------------------------------------------------
Alan Seelenfreund....................  64    Chairman of the Board since June 1999; Chairman of the
                                             Board (1989 - January 1999) and Chief Executive Officer
                                             (1989 - 1997). Service with the Company -- 26 years.
John H. Hammergren...................  42    President and Chief Executive Officer since April 1,
                                             2001, Co-President and Co-Chief Executive Officer from
                                             July 1999 to April 1, 2001 and a director since July
                                             1999; Executive Vice President, President and Chief
                                             Executive Officer of the Supply Management Business
                                             (January - July 1999); Group President, McKesson Health
                                             Systems (1997 - 1999) and Vice President of the Company
                                             since 1996. Service with the Company -- 5 years.
William R. Graber....................  58    Senior Vice President and Chief Financial Officer since
                                             March 2000; Vice President and Chief Financial Officer,
                                             The Mead Corporation (1993 - 1999). Service with the
                                             Company -- 1 year, 3 months.
Paul C. Julian.......................  45    Senior Vice President since August 1999, and President
                                             of Supply Management Business since March 2000; Group
                                             President, McKesson General Medical (1997 - 2000);
                                             Executive Vice President, McKesson Health Systems
                                             (1996 - 1997); Group Vice President and Corporate
                                             Officer, Owens & Minor (1994 - 1996). Service with the
                                             Company -- 5 years.
Graham O. King.......................  61    Senior Vice President and President, Information
                                             Technology Business since October 1999; Group President,
                                             Outsourcing Services, HBOC (1998 - 1999); Chairman and
                                             Chief Executive Officer, U.S. Servis, Inc.
                                             (1994 - 1998). Service with the Company -- 2 years, 6
                                             months.
Paul E. Kirincic.....................  50    Senior Vice President -- Human Resources since January
                                             2001; Vice President, Human Resources, Consumer Health
                                             Sector, Warner Lambert (1998 - 2001); Vice President,
                                             Human Resources, Whirlpool Europe, Whirlpool Corporation
                                             (1975 - 1998). Service with the Company 3 months.
Ivan D. Meyerson.....................  56    Corporate Secretary since April 1, 1999, and Senior Vice
                                             President and General Counsel since January 1999; Vice
                                             President and General Counsel (1987 - January 1999).
                                             Service with the Company -- 23 years.
Carmine J. Villani...................  58    Senior Vice President and Chief Information Officer
                                             since January 1999; Vice President and Chief Information
                                             Officer (1997 - January 1999) and Vice President,
                                             Information Management, McKesson Drug Company
                                             (1994 - 1997). Service with the Company -- 9 years.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter are included in Financial Note 19 to the consolidated financial statements, "Quarterly Financial Information (Unaudited)," appearing on pages F-70 to F-72 of this Annual Report on Form 10-K.

     (b) Holders

     The number of record holders of the Company's common stock at March 31, 2001 was approximately 16,000.

     (c) Dividends

     Dividend information is included in Financial Note 19 to the consolidated financial statements, "Quarterly Financial Information (Unaudited)," appearing on pages F-70 to F-72 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data is presented in the Five-Year Highlights on pages F-2 to F-5 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Company's financial condition and results of operations is presented in the Financial Review on pages F-6 to F-29 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is included in the Financial Review on page F-24 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data appear on pages F-31 to F-72 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated by reference from the Company's 2001 Proxy Statement (the "Proxy Statement"). Certain information relating to Executive Officers of the Company appears on page 14 of this Annual Report on Form 10-K. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedule and Exhibits

                                                                     PAGE
                                                                     ----
(1)  Consolidated Financial Statements and Independent Auditors'
     Report: See "Index to Consolidated Financial Statements"....    F-1
(2)  Supplementary Consolidated Financial Statement
     Schedule -- Valuation and Qualifying Accounts...............     19
     Financial statements and schedules not included have been
     omitted because of the absence of conditions under which
     they are required or because the required information, where material, is shown in the financial statements, financial
     notes or supplementary financial information
(3)  Exhibits:
     Exhibits submitted with this Annual Report on Form 10-K as       20
     filed with the SEC and those incorporated by reference to
     other filings are listed on the Exhibit Index...............

     (b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the three months ended March 31, 2001:

          1. Form 8-K

           Date of Report: January 11, 2001
           Date Filed: January 11, 2001

             Item 9. Regulation FD Disclosure

               The Company announced it had filed an action against the New York State Common Retirement Fund, Inc., individually, and as a representative of a class of former HBO & Company ("HBOC") shareholders who exchanged their HBOC shares for McKesson shares in the 1999 acquisition of HBOC.

          2. Form 8-K

           Date of Report: February 26, 2001
           Date Filed: March 1, 2001

             Item 5. Other Events

                McKesson HBOC, Inc. (the "Company") announced that John H. Hammergren, Co-President and Co-CEO of the Company, will become President and CEO of the Company effective April 1, 2001. The Company further announced the restructuring of its iMcKesson business unit. David L. Mahoney, currently Co-CEO of the Company will leave the Company and resign from its Board of Directors.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MCKESSON HBOC, INC.

Dated: May 31, 2001                       By      /s/ WILLIAM R. GRABER
                                            ------------------------------------
                                                     William R. Graber
                                              Senior Vice President and Chief
                                                     Financial Officer

     PURSUANT ON BEHALF OF THE REGISTRANT AND TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED:


                      *                                              *
---------------------------------------------  ---------------------------------------------
             John H. Hammergren                            M. Christine Jacobs,
  President and Chief Executive Officer and                      Director
                  Director
        (Principal Executive Officer)

                      *                                              *
---------------------------------------------  ---------------------------------------------
              William R. Graber                              Martin M. Koffel,
  Senior Vice President and Chief Financial                      Director
                   Officer
        (Principal Financial Officer)

                      *                                              *
---------------------------------------------  ---------------------------------------------
                Nigel A. Rees                                 Gerald E. Mayo,
        Vice President and Controller                            Director
       (Principal Accounting Officer)

                      *                                              *
---------------------------------------------  ---------------------------------------------
            Alfred C. Eckert III,                            James V. Napier,
                  Director                                       Director

                      *                                              *
---------------------------------------------  ---------------------------------------------
             Tully M. Friedman,                             David S. Pottruck,
                  Director                                       Director

                      *                                              *
---------------------------------------------  ---------------------------------------------
             Alton F. Irby III,                             Carl E. Reichardt,
                  Director                                       Director

                                                                     *
                                               ---------------------------------------------
                                                            Alan Seelenfreund,
                                                           Chairman of the Board

                                                                     *
                                               ---------------------------------------------
                                                               Jane E. Shaw,
                                                                 Director

Dated: May 31, 2001                                        /s/ IVAN D. MEYERSON
                                               ---------------------------------------------
                                                             Ivan D. Meyerson
                                                             *Attorney-in-Fact

                                                                     SCHEDULE II

                              MCKESSON HBOC, INC.

                 SUPPLEMENTARY CONSOLIDATED FINANCIAL SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (IN MILLIONS)

               COLUMN A                   COLUMN B             COLUMN C             COLUMN D       COLUMN E
--------------------------------------  ------------   ------------------------   -------------   ----------
                                                              ADDITIONS
                                                       ------------------------
                                         BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                        BEGINNING OF   COSTS AND       OTHER                        END OF
             DESCRIPTION                   PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS(1)   PERIOD(2)
             -----------                ------------   ----------    ----------   -------------   ----------
AMOUNTS DEDUCTED FROM ASSETS TO WHICH
  THEY APPLY:
Year Ended March 31, 2001
Allowances for doubtful accounts......     $236.5        $239.6(3)     $ 9.1         $(101.5)       $383.7
Other allowances......................       39.0           8.4           --           (10.8)         36.6
                                           ------        ------        -----         -------        ------
                                           $275.5        $248.0        $ 9.1         $(112.3)       $420.3
                                           ======        ======        =====         =======        ======
Year Ended March 31, 2000
Allowances for doubtful accounts......     $140.4        $216.8(4)     $  --         $(120.7)       $236.5
Other allowances......................       40.8           0.5           --            (2.3)         39.0
                                           ------        ------        -----         -------        ------
                                           $181.2        $217.3        $  --         $(123.0)       $275.5
                                           ======        ======        =====         =======        ======
Year Ended March 31, 1999
Allowances for doubtful accounts......     $ 54.0        $ 87.2(5)     $16.2         $ (17.0)       $140.4
Other allowances......................       29.8          11.1           --            (0.1)         40.8
                                           ------        ------        -----         -------        ------
                                           $ 83.8        $ 98.3        $16.2         $ (17.1)       $181.2
                                           ======        ======        =====         =======        ======

---------------

                                                                     2001      2000      1999
                                                                    ------    ------    ------
(1)  Deductions:
     Written off.................................................   $108.7    $120.4    $ 17.1
     Credited to other accounts..................................      3.6       2.6        --
                                                                    ------    ------    ------
     Total.......................................................   $112.3    $123.0    $ 17.1
                                                                    ======    ======    ======
(2)  Amounts shown as deductions from:
     Current receivables.........................................   $419.7    $274.9    $180.6
     Other assets................................................      0.6       0.6       0.6
                                                                    ------    ------    ------
     Total.......................................................   $420.3    $275.5    $181.2
                                                                    ======    ======    ======

(3) Includes charges of $161.1 million for customer settlements (forgiveness of accounts receivable, customer credits and refunds) resulting from software and services issues associated with pre-July 1999 Health Care Information Technology contracts.

(4) Includes charges of $68.5 million for a change in estimate of receivable allowance requirements, $72.6 million for customer settlements (forgiveness of accounts receivable, customer credits and refunds) associated with discontinued product lines and $7.7 million for uncollectible unbilled receivables primarily in the Health Care Information Technology segment.

(5) Includes charges of $70.0 million for Health Care Information segment bad debts, disputed amounts and customer allowances.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of Merger, dated as of October 17, 1998, by and among McKesson Corporation ("the Company"), McKesson
          Merger Sub, Inc. ("Merger Sub") and HBO & Company ("HBOC")
          (Exhibit 2.1(1)).
 2.2      Amendment Agreement to Agreement and Plan of Merger, dated as of November 9, 1998, by and among the Company, Merger Sub and HBOC (Exhibit 2.2(1)).
 2.3      Second Amendment Agreement to that certain Agreement and
          Plan of Merger dated October 17, 1998, as amended by an
          Amendment Agreement dated as of November 9, 1998 (Exhibit
          2.1(2)).
 3.1      Restated Certificate of Incorporation of the Company as
          filed with the office of the Delaware Secretary of State on
          July 30, 1998 (Exhibit 3.2(3)).
 3.2      Certificate of Amendment to the Restated Certificate of
          Incorporation of Registrant as filed with the office of the
          Delaware Secretary of State on January 12, 1999 (Exhibit
          4.3(4)).
 3.3      Amended and Restated By-Laws of the Company dated as of
          March 31, 2001.
 4.1      Rights Agreement dated as of October 21, 1994 between the
          Company and First Chicago Trust Company of New York, as
          Rights Agent (the "Rights Agreement") (Exhibit 4.1(6)).
 4.2      Amendment No. 1 to the Rights Agreement dated as of October
          19, 1998 (Exhibit 99.1(7)).
 4.3      Indenture, dated as of March 11, 1997, by and between the
          Company, as Issuer, and The First National Bank of Chicago,
          as Trustee (Exhibit 4.4(8)).
 4.4      Amended and Restated Declaration of Trust of McKesson
          Financing Trust, dated as of February 20, 1997, among the
          Company, as Sponsor, The First National Bank of Chicago, as
          Institutional Trustee, First Chicago Delaware, Inc., as
          Delaware Trustee and William A. Armstrong, Ivan D. Meyerson
          and Nancy A. Miller, as Regular Trustees (Exhibit 4.2(9)).
 4.5      McKesson Corporation Preferred Securities Guarantee
          Agreement, dated as of February 20, 1997, between the
          Company, as Guarantor, and The First National Bank of
          Chicago, as Preferred Guarantor (Exhibit 4.7(10)).
 4.6      Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security
          holders with respect to issues of long-term debt of the
          Registrant, the authorized principal amount of which does
          not exceed 10% of the total assets of the Registrant.
10.1      Employment Agreement, dated as of August 1, 1999, by and
          between the Company and the Chairman of the Board(16).
10.2      Amended and Restated Employment Agreement, dated as of June
          21, 1999, by and between the Company and its President and
          Chief Executive Officer(16).
10.3      Form of Termination Agreement by and between the Company and certain designated Corporate Officers (Exhibit 10.23(11)).
10.4      McKesson HBOC, Inc. 1994 Stock Option and Restricted Stock
          Plan, as amended through January 27, 1999 (Exhibit
          10.5(14)).
10.5      McKesson HBOC, Inc. 1997 Non-Employee Directors' Equity
          Compensation and Deferral Plan, as amended through January
          27, 1999 (Exhibit 10.6(14)).
10.6      McKesson HBOC, Inc. Supplemental PSIP (Exhibit 10.7(14)).
10.7      McKesson HBOC, Inc. Deferred Compensation Administration
          Plan, amended as of January 27, 1999 (Exhibit 10.8(14)).
10.8      McKesson HBOC, Inc. Deferred Compensation Administration
          Plan II, as amended effective January 27, 1999 (Exhibit
          10.9(14)).
10.9      McKesson HBOC, Inc. 1994 Option Gain Deferral Plan, as
          amended effective January 27, 1999 (Exhibit 10.10(14)).
10.10     McKesson HBOC, Inc. Directors' Deferred Compensation Plan,
          as amended effective January 27, 1999 (Exhibit 10.11(14)).
10.11     McKesson HBOC, Inc. 1985 Executives' Elective Deferred
          Compensation Plan, amended as of January 27, 1999 (Exhibit
          10.12(14)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.12     McKesson HBOC, Inc. Management Deferred Compensation Plan,
          amended as of January 27, 1999 (Exhibit 10.13(14)).
10.13     McKesson HBOC, Inc. 1984 Executive Benefit Retirement Plan,
          as amended through January 27, 1999 (Exhibit 10.14(14)).
10.14     McKesson HBOC, Inc. 1988 Executive Survivor Benefits Plan,
          as amended effective January 27, 1999 (Exhibit 10.15(14)).
10.15     McKesson HBOC, Inc. Executive Medical Plan Summary (Exhibit
          10.16(14)).
10.16     McKesson HBOC, Inc. Severance Policy for Executive
          Employees, as amended through January 27, 1999 (Exhibit
          10.17(14)).
10.17     McKesson HBOC, Inc. Management Incentive Plan, as amended
          through January 27, 1999 (Exhibit 10.18(14)).
10.18     McKesson HBOC, Inc. Long-Term Incentive Plan, as amended
          through January 27, 1999 (Exhibit 10.19(14)).
10.19     McKesson HBOC, Inc. Stock Purchase Plan, as amended through
          January 27, 1999 (Exhibit 10.20(14)).
10.20     McKesson HBOC, Inc. 1999 Executive Stock Purchase Plan
          (Exhibit 99.1(12)).
10.21     Stock Purchase Agreement, dated as of January 10, 2000, by and among the Company, Danone International Brands, Inc. and
          Groupe Danone SA (Exhibit 99.1(15)).
10.22     Amendment No. 1 to January 10, 2000 Stock Purchase
          Agreement, dated as of February 28, 2000 (Exhibit
          10.23(16)).
10.23     First Amendment to October 22, 1999 Credit Agreement dated as of October 10, 2000.
10.24     HBO & Company 1993 Stock Option Plan for Nonemployee
          Directors (Exhibit 4(13)).
10.25     Amendment and Restated Employment Agreement, dated as of
          June 21, 1999, by and between the Company and its former
          Co-President and Co-Chief Executive Officer (Exhibit
          10.26(16)).
10.26     Third Amendment to June 25, 1999 Receivables Purchase
          Agreement dated as of June 16, 2000.
10.27     Statement of Terms and Conditions Applicable to Certain
          Stock Options Granted on January 27, 1999 (Exhibit
          10.28(14)).
10.28     Credit Agreement dated as of November 10, 1998 among the
          Company, Medis Health and Pharmaceutical Services Inc., Bank
          of America National Trust and Savings Association, as Agent,
          Bank of America Canada, as Canadian Administrative Agent,
          The Chase Manhattan Bank, as documentation agent, First
          Union National Bank, as documentation agent, The First
          National Bank of Chicago, as documentation agent, and the
          other financial institutions party thereto (Exhibit
          10.29(14)).
10.29     Stock Option Agreement, dated October 17, 1998, between
          McKesson and HBOC (Exhibit 99.1(1)).
10.30     Stock Option Agreement, dated October 17, 1998, between HBOC and McKesson (Exhibit 99.2(1)).
10.31     Credit Agreement dated as of October 22, 1999 among the
          Company and the several financial institutions from time to time party to the Agreement ("Banks"), The Chase Manhattan
          Bank, First Union National Bank, Morgan Guaranty Trust
          Company as documentation agents for Banks and Bank of
          America N.A. as administrative agent for Banks (Exhibit
          10.32(16)).
10.32     First Amendment to November 10, 1998 Credit Agreement, dated as of June 28, 1999 (Exhibit 10.33(16)).
10.33     Second Amendment to November 10, 1998 Credit Agreement,
          dated as of December 1, 1999 (Exhibit 10.34(16)).
10.34     Receivables Purchase Agreement dated as of June 25, 1999
          among the Company, as servicer, CGSF Funding Corporation, as seller, Preferred Receivables Funding Corporation, Falcon
          Asset Securitization Corporation and Blue Ridge Asset
          Funding Corporation, as conduits, The First National Bank of
          Chicago and Wachovia Bank, N.A., as managing agents, the
          several financial institutions from time to time party to
          the Agreement, and The First National Bank of Chicago, as
          collateral agent (Exhibit 10.35(16)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.35     First Amendment to June 25, 1999 Receivables Purchase
          Agreement, dated as of September 29, 1999 (Exhibit
          10.36(16)).
10.36     Second Amendment to June 25, 1999 Receivables Purchase
          Agreement, dated as of December 6, 1999 (Exhibit 10.37(16)).
10.37     Statement of Terms and Conditions Applicable to certain
          Stock Options granted on August 16, 1999 (Exhibit
          10.38(16)).
10.38     Statement of Terms and Conditions Applicable to certain
          Restricted Stock grants on January 31, 2000 (Exhibit
          10.39(16)).
10.39     Syndicated Revolving Promissory Note dated as of May 28,
          1999 among the Company, Bank of America National Trust and
          Savings Association, as Agent, and the other noteholders'
          signatures to the Note, Banc of America LLC as Sole Lead
          Arranger (Exhibit 10.40(16)).
10.40     Employment Agreement, dated as of June 21, 1999 by and
          between the Company and its Senior Vice President,
          President, Information Technology Business (Exhibit
          10.41(16)).
10.41     Employment Agreement, dated as of August 1, 1999 by and
          between the Company and its Senior Vice President,
          President, Supply Management Business (Exhibit 10.42(16)).
21        List of Subsidiaries of the Company.
23.1      Consent of Deloitte & Touche LLP.
24        Power of Attorney.

---------------
Footnotes to Exhibit Index:

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

                       CONSOLIDATED FINANCIAL INFORMATION

                                    CONTENTS

                                                              PAGE
                                                              ----
Five-Year Highlights........................................   F-2
Financial Review............................................   F-6
Independent Auditors' Report................................  F-30
Consolidated Financial Statements
  Consolidated Statements of Operations for the years ended
     March 31, 2001, 2000 and 1999..........................  F-31
  Consolidated Balance Sheets as of March 31, 2001, 2000 and
     1999...................................................  F-32
  Consolidated Statements of Stockholders' Equity for the
     years ended March 31, 2001, 2000 and 1999..............  F-33
  Consolidated Statements of Cash Flows for the years ended
     March 31, 2001, 2000 and 1999..........................  F-34
  Financial Notes...........................................  F-35

                              FIVE-YEAR HIGHLIGHTS

                            CONSOLIDATED OPERATIONS

                                                              YEARS ENDED MARCH 31,
                                      ---------------------------------------------------------------------
                                        2001           2000           1999           1998          1997(1)
                                      ---------      ---------      ---------      ---------      ---------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues(2).........................  $42,010.0      $36,687.0      $29,970.9      $22,041.8      $16,559.3
  Percent change....................       14.5%          22.4%          36.0%          33.1%          23.2%
Gross profit(3).....................    2,431.0        2,224.9        2,320.5        2,094.8        1,426.1
  Percent of revenues...............        5.8%           6.1%           7.7%           9.5%           8.6%
Operating profit....................      370.0(4)       322.4(5)       310.0(6)       579.8(7)       216.0(8)
  Percent of revenues...............        0.9%           0.9%           1.0%           2.6%           1.3%
Interest expense-net of corporate
  interest income...................      102.7          107.3           90.4           72.7           35.6
Income from continuing operations
  before income taxes...............       15.8(4,9)     313.1(5,10)     168.2(6)      459.3(7)       135.0(8)
Income taxes........................       52.3          122.3          101.4          177.9(11)       73.3
Effective tax rate..................      331.0%          39.1%          60.3%          38.7%          54.3%
Dividends on preferred securities of
  subsidiary trust, net of tax
  benefit...........................        6.2            6.2            6.2            6.2            0.7
Income (loss) after taxes
  Continuing operations.............      (42.7)(4,9)     184.6(5,10)      60.6(6)     275.2(7,11)      61.0(8)
  Discontinued operations...........       (5.6)(12)     539.1(13)       24.3           29.4          151.1(14)
Net income (loss)...................      (48.3)         723.7           84.9          304.6          212.1
  Percent change....................         --          752.4%         (72.1)%         43.6%          94.4%
Average stockholders' equity........    3,655.5        3,082.9        2,772.0        2,273.8        1,690.9
  Return on equity(15)..............       (1.3)%         23.5%           3.1%          13.4%          12.5%
Common dividends declared...........       68.3           67.5           84.9           62.0           52.1
Shares on which diluted earnings per
  common share were based
  Diluted...........................      283.1          281.3          275.2          282.1          265.2
  Basic.............................      283.1          281.3          275.2          266.2          253.9
Diluted earnings (loss) per common
  share(16)
  Continuing operations.............  $   (0.15)     $    0.66      $    0.22      $    1.00      $    0.23
  Discontinued operations...........      (0.02)          1.91           0.09           0.10           0.57
         Total......................      (0.17)          2.57           0.31           1.10           0.80

---------------
 (1) Includes the results of the FoxMeyer Corporation pharmaceutical distribution business ("FoxMeyer") from the acquisition date of November 8, 1996 and of McKesson General Medical Corporation ("MGM") from the acquisition date of February 21, 1997.

 (2) Excludes other income.

 (3) Revenues less cost of sales; fiscal 2000 and 1999 include $0.8 million and $1.2 million, respectively, of Health Care Supply Management segment charges for restructuring, asset impairments and other operating items representing 0.002% and 0.004% of fiscal 2000 and 1999 revenues, respectively.

 (4) Includes Health Care Supply Management segment charges for asset impairments, severance and facility closing costs of $28.9 million (including $18.2 million for the restructure of the former iMcKesson segment), partially offset by a $7.8 million gain of the liquidation of an investment and Health Care Information Technology segment charges of $161.1 million for customer settlements and $134.5 million for asset impairments, severance and exit-related costs primarily related to the restructure of the former iMcKesson business, 0.8% of revenues in the aggregate, $239.4 million after-tax.

 (5) Includes Health Care Supply Management segment charges of $40.0 million for asset impairments, accounts receivable reserves and customer settlements primarily related to a prior year implementation of a contract system, and $2.9 million in severance and exit-related charges primarily associated with segment staff reductions, partially offset by income of $8.1 million related to reductions in prior year restructuring accruals. Also includes Health Care Information Technology segment charges of $239.8 million for asset impairments, customer accounts receivable, severance and exit costs primarily associated with product streamlining and reorganization, $61.8 million for accounts receivable and customer settlements, $1.5 million for the write-off of purchased in-process technology, partially offset by income of $7.0 million related to a reduction in prior year accruals for acquisition-related activities, 0.9% of revenues in the aggregate, $198.7 million after-tax.

 (6) Includes $214.3 million of Health Care Supply Management and $181.6 million of Health Care Information Technology segment charges for transaction costs, costs associated with employee benefits, primarily related to change of control provisions, employee severance, asset impairment write-downs, restructuring, integration and affiliation costs incurred, and system installation costs associated primarily with acquisitions, 1.3% of revenues in the aggregate, $285.8 million after-tax.

 (7) Includes $16.7 million of Health Care Supply Management segment charges for the terminated merger with AmeriSource Health Corporation ("AmeriSource") and $44.1 million in costs associated primarily with the integration and rationalization of acquisitions; and, $35.3 million of Health Care Information Technology segment charges related to the acquisitions of AMISYS Managed Care Systems, Inc. and Enterprise Systems, Inc., 0.4% of revenues in the aggregate, $65.3 million after-tax.

 (8) Includes Health Care Supply Management segment charges of $98.8 million for restructuring, asset impairment and other operating items, $48.2 million for the write-off of purchased in-process technology related to the acquisition of Automated Healthcare, Inc., and $6.4 million related to the merger of Access Health, Inc. and Informed Access Systems Inc. and Health Care Information Technology segment charges of $68.1 million related to the acquisition of CyCare Systems, Inc., Management Software, Inc. and GMIS Inc., 1.3% of revenues in the aggregate, $156.9 million after-tax.

 (9) In addition to the items discussed in Note 4 above, includes Corporate segment charges of $33.9 million for asset impairments, severance and facility closing costs related to the restructure of the iMcKesson business, $105.2 million for asset impairments of investments and $2.5 million in legal fees incurred in connection with the Company's earlier restatement of prior years' financial results and resulting pending litigation. These items represent 0.3% of revenues in the aggregate, $86.3 million after-tax.

(10) In addition to items described in Note 5 above, includes Corporate segment net gains of $259.2 from the exchange and subsequent sale and donation of equity investments, partially offset by charges of $55.8 million for accounting, legal and other costs incurred in connection with the Company's earlier restatement of prior years' financial results and resulting pending litigation, costs associated with former employees and other acquisition related costs. These items represent 0.6% of revenues in the aggregate, $118.3 million after-tax.

(11) Includes a $4.6 million tax settlement.

(12) Includes an after-tax loss reflecting an adjustment to the gain recorded on the fiscal 2000 sale of McKesson Water Products Company ("Water Products business").

(13) Includes after-tax income from the Water Products business of $24.4 million, an after-tax charge of $1.2 million for increases in environmental costs for sites associated with the discontinued chemical operations and a $515.9 million after-tax gain on sale of the Water Products business.

(14) Includes after-tax gain on sale of Armor All Products Corporation ("Armor All") of $120.2 million.

(15) Based on net income.

(16) Dilutive securities are excluded in the computation of diluted earnings per share in fiscal 2001, 2000, and 1999 due to their antidilutive effect.

                              FIVE-YEAR HIGHLIGHTS

                        CONSOLIDATED FINANCIAL POSITION

                                                         YEARS ENDED MARCH 31,
                                       ----------------------------------------------------------
                                         2001         2000         1999        1998      1997(1)
                                       ---------    ---------    --------    --------    --------
                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Customer receivables.................  $ 3,298.8    $ 2,847.4    $2,290.0    $1,774.0    $1,452.6
  Days of sales(2)...................       28.3         27.9        27.5        29.0        25.9
Inventories..........................    5,116.4      4,149.3     3,522.5     2,603.1     2,271.1
  Days of sales(2)...................       46.6         43.4        45.9        47.0        44.5
Drafts and accounts payable..........    5,361.9      3,883.9     3,549.4     2,186.1     2,102.7
  Days of sales(2)...................       48.8         40.6        46.3        39.5        41.2
Current assets.......................    9,164.0      7,965.5     6,452.8     5,318.1     4,571.7
Current liabilities..................    6,549.7      5,121.8     4,744.8     3,083.8     3,031.9
Working capital......................    2,614.3      2,843.7     1,708.0     2,234.3     1,539.8
  Percent of revenues(2).............        6.2%         7.8%        5.7%       10.1%        7.6%
Property, plant and equipment-net....      595.3        555.4       529.6       448.6       372.2
  Percent of revenues(3).............        1.4%         1.5%        1.8%        2.0%        1.8%
  Capital expenditures...............      158.9        145.1       199.2       166.4        91.4
Total assets.........................   11,529.9     10,372.9     9,020.0     7,291.8     6,413.4
Total debt(3)........................    1,229.7      1,260.0     1,151.2     1,318.4     1,032.0
Convertible preferred securities.....      195.9        195.8       195.6       195.4       194.8
Stockholders' equity.................    3,492.9      3,565.8     2,881.8     2,561.7     2,081.8
Capital employed(4)..................    4,918.5      5,021.6     4,228.6     4,075.5     3,308.6
Ratio of net debt to net capital
  employed(5)........................       17.5%        14.8%       22.4%       18.8%       16.2%
Common shares outstanding at March
  31.................................      284.0        283.4       280.6       271.0       259.0
Dividends per common share(6)........       0.24         0.24        0.44        0.50        0.50
Book value per common share(7).......      12.30        12.58       10.27        9.45        8.04
Market price
  High...............................      37.00        69.25       96.25       61.75       34.13
  Low................................      16.00        18.19       52.25       31.50       20.56
  At year end........................      26.75        21.00       66.00       57.75       32.00

---------------
(1) Includes the results of FoxMeyer from the acquisition date of November 8, 1996 and of MGM from the acquisition date of February 21, 1997.

(2) Based on year-end balances and sales or cost of sales assuming major acquisitions occurred at beginning of year and a 360-day year.

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

(7) Stockholders' equity divided by year-end common shares outstanding.

                    FIVE-YEAR HIGHLIGHTS--SUPPLEMENTAL DATA

                            CONSOLIDATED OPERATIONS

                                                          YEARS ENDED MARCH 31,
                                         --------------------------------------------------------
                                           2001        2000        1999        1998      1997(1)
                                         --------    --------    --------    --------    --------
                                                          (DOLLARS IN MILLIONS)
EBIT(2,7)..............................  $  118.5    $  420.4    $  258.6    $  532.0    $  170.6
Percent of revenues....................       0.3%        1.1%        0.9%        2.4%        1.0%
EBIT excluding unusual items(2,3,7)....     576.8       547.9       654.5       628.1       392.1
Percent of revenues....................       1.4%        1.5%        2.2%        2.8%        2.4%
Amortization of intangibles............      66.2        55.5        41.0        34.7        24.1
EBITA(4,7).............................     184.7       475.9       299.6       566.7       194.7
Percent of revenues....................       0.4%        1.3%        1.0%        2.6%        1.2%
EBITA excluding unusual items(3,4,7)...     643.0       603.4       695.5       662.8       416.2
Percent of revenues....................       1.5%        1.6%        2.3%        3.0%        2.5%
Average committed capital(5)...........   3,565.8     3,420.2     3,026.8     2,230.7     1,520.3
Return on committed capital(6).........       5.2%       15.4%       11.5%       27.8%       16.8%
Return on committed capital(6)
  excluding unusual items(3)...........      18.0%       19.1%       24.9%       32.1%       31.8%

---------------
(1) Includes the results of FoxMeyer from the acquisition date of November 8, 1996 and of MGM from the acquisition date of February 21, 1997.

(2) Income (loss) from continuing operations before interest expense-net of corporate interest income, taxes and dividends on preferred securities of subsidiary trust.

(3) Unusual items include those which management believes are either one-time occurrences and/or events which are not related to normal, on-going operations or represent charges that are in excess of normal/ historical amounts. See Notes 3 to 11 on pages F-2 and F-3.

(4) Income (loss) from continuing operations before interest expense-net of corporate interest income, income taxes and amortization of intangibles.

(5) Capital employed less cash and cash equivalents, marketable securities and intangibles (including accounts associated with discontinued operations).

(6) Earnings (including income from discontinued operations) before interest expense-net of corporate interest income, income taxes and amortization of intangibles divided by average committed capital (capital employed less cash and cash equivalents, marketable securities and intangibles).

(7) EBITA and EBIT are not intended to represent cash flow from operations, or alternatives to net income, each as defined by accounting principles generally accepted in the United States of America. In addition, the measures of EBITA and EBIT presented herein may not be comparable to other similarly titled measures used by other companies. The Company believes that EBITA and EBIT are standard measures commonly reported and widely used by analysts, investors and other interested parties operating in the Company's industries. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in similar industries.

                              MCKESSON HBOC, INC.

                                FINANCIAL REVIEW

GENERAL

     Management's discussion and analysis, referred to as the Financial Review, is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson HBOC, Inc. ("McKesson HBOC" or the "Company"), together with its subsidiaries. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying Financial Notes.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Some of the forward-looking statements can be identified by use of forward-looking words such as "believes", "expects", "anticipates", "may", "will", "should", "seeks", "approximately", "intends", "plans", or "estimates", or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These include, but are not limited to, the factors discussed under "Additional Factors That May Affect Future Results" of this "Financial Review."

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

BUSINESS SEGMENTS

     The Company conducts its operations through two operating business segments: Health Care Supply Management and Health Care Information Technology. The Health Care Supply Management segment includes the Company's U.S. pharmaceutical, health care products and medical-surgical supplies distribution businesses. U.S. Health Care Supply Management operations also include the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacists, medical management services and tools to payors and providers, marketing and other support services to pharmaceutical manufacturers, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. In addition, Health Care Supply Management includes the Company's international distribution operations (including operations in Canada and an equity interest in a Mexican distribution business). The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, as well as networking technologies, including wireless capabilities, electronic commerce, outsourcing and other services to health care organizations throughout the U.S. and certain foreign countries.

ACQUISITIONS

  Fiscal Year 2001 Acquisitions and Investments

     In April 2000, the Company and three other health care product distributors announced an agreement to form the New Health Exchange (subsequently renamed "Health Nexis"). Health Nexis is an Internet-based company focused on information systems and other technology solutions to streamline communication, processing and management of product and contract data across the health care supply chain. The Company accounts for its 34% interest in Health Nexis under the equity method of accounting. In fiscal 2001, the

                              MCKESSON HBOC, INC.

Company invested $10.8 million in Health Nexis and recorded equity in the losses of Health Nexis of $5.0 million.

     In July 2000, the Company completed the acquisition of MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in Company common stock and the assumption of $6 million of employee stock incentives. A charge of $2.1 million was recorded in the second quarter to write off the portion of the purchase price allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation that utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date. In connection with the restructure of the Company's former iMcKesson business in February, 2001 and based on the utilization of a discounted cash flow methodology, the Company recorded an impairment loss for the unamortized goodwill and intangibles balance as of March 31, 2001.

     In fiscal 2001, the Company also completed a number of smaller acquisitions in the Health Care Supply Management and Health Care Information Technology segments.

  Fiscal Year 2000 Acquisitions

     In November 1999, the Company acquired Abaton.com, a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of approximately $8 million of employee stock incentives. A charge of $1.5 million was recorded to write off the portion of the purchase price of Abaton.com allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation that utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date. In connection with the restructure of the Company's former iMcKesson business in February, 2001 and based on the utilization of a current discounted cash flow methodology, the Company recorded an impairment loss for the unamortized goodwill and intangibles balance as of March 31, 2001.

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

     In addition, the Company completed several acquisitions in fiscal 1999 in the Health Care Supply Management and Health Care Information Technology segments that were accounted for under the pooling of interests method as follows:

     In August 1998, the Company acquired Hawk Medical Supply, Inc., a distributor of medical-surgical supplies, for approximately 2 million shares of Company common stock.

                              MCKESSON HBOC, INC.

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

     In September 1998, the Company acquired MedManagement, a pharmacy management, purchasing, consulting and information services company, for approximately $38 million in cash. The acquisition was funded with short-term borrowings. The excess of the purchase price over the fair value of the net assets acquired of $41 million is being amortized on a straight-line basis over 20 years.

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

DIVESTITURE

     In February 2000, the Company sold its wholly-owned subsidiary, McKesson Water Products Company for approximately $1.1 billion and recognized an after-tax gain of $515.9 million. The Water Products business has been classified as a discontinued operation for all periods presented.

                              MCKESSON HBOC, INC.

FINANCIAL RESULTS

     The results of continuing operations include the following:

                                                                YEARS ENDED MARCH 31,
                                           ---------------------------------------------------------------
                                                  2001                  2000                  1999
                                           -------------------   -------------------   -------------------
                                           PRE-TAX   AFTER-TAX   PRE-TAX   AFTER-TAX   PRE-TAX   AFTER-TAX
                                           -------   ---------   -------   ---------   -------   ---------
                                                                    (IN MILLIONS)
Income from Continuing Operations
  Before unusual items and dividends on
     convertible preferred securities of
     subsidiary trust....................  $ 474.1    $ 289.2    $ 440.6    $ 271.2    $ 564.1    $ 352.6
  Dividends on convertible preferred
     securities of subsidiary trust......       --       (6.2)        --       (6.2)        --       (6.2)
                                           -------    -------    -------    -------    -------    -------
  Before unusual items...................    474.1      283.0      440.6      265.0      564.1      346.4
Unusual items by segment
  Health Care Supply Management..........    (21.1)     (12.9)     (34.8)     (20.8)    (214.3)    (133.3)
  Health Care Information Technology.....   (295.6)    (226.5)    (296.1)    (177.9)    (181.6)    (152.5)
  Corporate..............................   (141.6)     (86.3)     203.4      118.3         --         --
                                           -------    -------    -------    -------    -------    -------
Income (Loss) from Continuing
  Operations.............................  $  15.8    $ (42.7)   $ 313.1    $ 184.6    $ 168.2    $  60.6
                                           =======    =======    =======    =======    =======    =======

  Fiscal 2001

     Fiscal 2001 after-tax income from continuing operations before unusual items was $283.0 million, a 7% increase over the prior year's income from continuing operations of $265.0 million. Fiscal 2001 results reflect revenue and operating margin growth in the Health Care Supply Management segment partially offset by declines in revenues and operating profits in the Health Care Information Technology segment.

  Fiscal 2000

     Fiscal 2000 after-tax income from continuing operations before unusual items was $265.0 million, a 23% decline from the prior year's income from continuing operations before unusual items of $346.4 million. Fiscal 2000 results reflect revenue and operating profit declines in the Health Care Information Technology segment, modest operating profit growth in the Health Care Supply Management segment, and higher financing costs to support revenue growth in the Health Care Supply Management segment.

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

UNUSUAL ITEMS

     In fiscal 2001, the Company incurred charges for asset impairments, severance and exit costs primarily associated with the restructure of the Company's former iMcKesson business segment. In fiscal 2001 and 2000, the Company incurred charges associated with product streamlining and reorganization in its Health Care Information Technology segment including, provision for customer settlements in 2001, and asset impairments, customer settlements and severance in 2000. In both years, the Company recorded gains and losses for certain equity investments and costs incurred in connection with the Investigation (as defined

                              MCKESSON HBOC, INC.

below), the restatement of historical (pre-acquisition) consolidated financial statements and the resulting pending securities litigation. In fiscal 2000 and 1999, the Company incurred charges for acquisition-related activities including transaction costs, employee benefit costs, severance, as well as costs for consolidation of facilities and administrative processes and certain operating charges.

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

     The unusual items in fiscal 2001, 2000 and 1999 are as follows:

                                                             YEARS ENDED MARCH 31,
                                                          ---------------------------
                                                           2001      2000       1999
                                                          ------    -------    ------
                                                                 (IN MILLIONS)
Restatement-related costs incurred......................  $  2.5    $  18.9
Net losses (gains) on the exchange and sale of equity
  investments...........................................    97.8     (259.2)
Transaction costs.......................................                       $ 79.6
Costs associated with the terminated merger transaction
  with AmeriSource Health Corporation...................                          5.0
Costs associated with employee benefits, primarily
  related to change in control provisions...............                         88.7
Restructuring, asset impairments and customer
  settlements...........................................   319.3      228.5     108.4
Employee severance......................................    36.6        4.2      31.9
Other merger-related costs..............................     2.1       (0.4)     13.8
Costs associated with former employees..................               23.8
Acquisition-related integration costs incurred..........                         32.3
Other operating items:
  Accounts receivable allowances........................               68.5
  Contract system costs.................................               31.5      36.2
  Other.................................................               11.7
                                                          ------    -------    ------
          Total pre-tax.................................  $458.3    $ 127.5    $395.9
                                                          ======    =======    ======
          Total after-tax...............................  $325.7    $  80.4    $285.8
                                                          ======    =======    ======

FISCAL 2001 UNUSUAL ITEMS

     In fiscal 2001, the Company recorded net pre-tax charges for unusual items totaling $458.3 million including $21.1 million in the Health Care Supply Management segment, $295.6 million in the Health Care Information Technology segment and $141.6 million in the Corporate segment. Following is a description of these items in fiscal 2001:

  Restatement-Related Costs Incurred

     In April 1999, following the January 1999 acquisition of HBOC, the Company discovered improper accounting practices at HBOC. In July 1999, the Audit Committee of the Company's Board of Directors

                              MCKESSON HBOC, INC.

completed an investigation into such matters (the "Investigation"), which resulted in the previously reported restatement of the Company's historical consolidated financial statements related to HBOC (pre-acquisition) in fiscal 1999, 1998 and 1997. In fiscal 2001, the Company incurred legal fees totaling $2.5 million, in connection with the pending securities litigation arising out of the restatement.

  (Gain) Loss on Investments

     The Company recorded an other than temporary impairment loss of $105.6 million on its WebMD warrants and other equity and venture capital investments as a result of significant declines in the market values of these investments. The Company also recorded a $7.8 million gain on the liquidation of another investment.

  Restructuring, Asset Impairments and Customer Settlements

     In May 2000, the Company announced the formation of a new business unit, iMcKesson, to focus on healthcare applications using the Internet and other emerging technologies. iMcKesson included selected net assets from the former e-Health, Health Care Supply Management and Health Care Information Technology segments and fiscal 2001 acquisitions of strategic investments and businesses.

     In February 2001, the Company announced the restructuring of the iMcKesson business unit by moving responsibility for iMcKesson's medical management business to the Health Care Supply Management segment and the physician services business to the Health Care Information Technology segment. In connection with the assessment of these businesses, management shut down certain iMcKesson operations. The Company wrote down goodwill and intangibles totaling $116.2 million arising from the acquisitions of Abaton.com and MediVation, Inc., based upon an updated analysis of discounted cash flows. The Company also recorded $29.8 million in non-cash asset impairments including $23.1 million for the write-down of equity investments whose market values had significantly declined, $5.2 million in capitalized software costs and $1.5 million in other fixed assets. In addition, the Company recorded $9.1 million in exit-related costs including $6.0 million for non-cancelable services directly related to discontinued products, $1.5 million for estimated claims resulting from the abandonment of products no longer core to its business and $1.6 million in other exit-related costs.

     In the second quarter of fiscal 2001, the Company reviewed the operations and cost structure of its medical management business resulting in the planned closure of a call center and a workforce reduction and recorded $0.2 million in charges for exit-related activities.

     In the third quarter of fiscal 2001, the Company closed a pharmaceutical distribution center and recorded $0.7 million in asset impairments and $0.5 million in charges for exit-related activities.

     In the fourth quarter of fiscal 2001, the Company reviewed the operations and cost structure of its pharmaceutical services business resulting in the planned closures of two offices. The Company recorded $1.4 million in asset impairments and $1.6 million in exit-related costs primarily related to remaining lease obligations subsequent to termination of operations.

     The Company also reduced prior year reserves for exit-related activities by $1.3 million.

     In addition, the Company's Health Care Information Technology segment recorded a $161.1 million charge for customer settlements (forgiveness of accounts receivable, customer credits and refunds) associated with pre-July 1999 software contracts. These customer settlements generally relate to product replacements as well as requirements for certain customers to upgrade hardware and software to accommodate new product releases.

                              MCKESSON HBOC, INC.

  Severance

     The Company recorded severance costs totaling $29.0 million related to the restructure of the former iMcKesson business, $1.0 million in the Health Care Supply Management segment, $3.3 million in the Health Care Information Technology segment and $24.7 million in the Corporate segment. The severance charges relate to the termination of approximately 220 employees, primarily in sales, service and administration functions.

     The Company also recorded severance costs totaling $8.5 million in the aggregate related to workforce reductions in the Health Care Supply Management segment associated with the closure of a pharmaceutical distribution center, closure of a medical management call center, consolidation of medical-surgical customer service centers, closures of facilities in the pharmaceutical services business and staff reductions in the pharmaceutical management business. The fiscal 2001 severance charges relate to the termination of approximately 360 employees, primarily in sales, service, administration and distribution center functions. In addition, the Company reduced prior year severance reserves by $0.9 million.

     In connection with the severance charges described above, $3.2 million was a non-cash charge, severance of $2.4 million was paid in fiscal 2001, $12.4 million will be paid in fiscal 2002 and the balance of $19.5 million, primarily pension benefits, will be paid in fiscal 2003 and thereafter.

     As a result of the previously discussed restructuring activities, future operating results and cash flows will be impacted. Development and support activities for certain discontinued products associated with the former iMcKesson business will be phased out within twelve months. Although future revenues associated with the discontinued products will be reduced or eliminated, the Company does not anticipate they will materially impact the company's future operating results or cash flows. The Company anticipates that goodwill amortization expense will be approximately $20 million lower in fiscal 2002 as a result of the Abaton.com and MediVation, Inc. goodwill and intangibles write downs. In addition, the Company anticipates reduced product development expenses as a result of terminating certain product licensing agreements and gradual reductions in payroll expenses and occupancy costs as the former iMcKesson operations wind down. Closure of the medical management call center is not anticipated to significantly impact future revenues (customers will be serviced out of the remaining call centers) but payroll cost savings are anticipated. Closure of the pharmaceutical distribution center, pharmaceutical services facilities and consolidations of the medical-surgical customer service centers are not expected to have a material impact on the Company's fiscal 2002 operating results.

  Other Merger-Related Items

     The Company recorded a charge of $2.1 million in the Information Technology segment to write off the portion of the purchase price of MediVation, Inc. allocated to purchased in-process technology for which feasibility had not been established as of the acquisition date.

FISCAL 2000 UNUSUAL ITEMS

     In fiscal 2000, the Company recorded net pre-tax charges for unusual items totaling $127.5 million including $34.8 million in the Health Care Supply Management segment, $296.1 million in the Health Care Information Technology segment, and $203.4 million income in Corporate. Following is a description of these items in fiscal 2000:

  Restatement-Related Costs Incurred

     In fiscal 2000, the Company incurred costs in connection with the previously discussed Investigation, the restatement of the historical consolidated financial statements and the resulting pending litigation, and recorded charges of $18.9 million for accounting and legal fees and other costs.

                              MCKESSON HBOC, INC.

  Net Gains on the Exchange and Sale of Equity Investments

     The Company recorded gains on the exchange of the Company's WebMD common shares and warrants for Healtheon/WebMD (subsequently renamed WebMD) common shares and warrants that were recognized upon the November 11, 1999 merger of the two companies. Subsequently in fiscal 2000, the Company donated 250,000 WebMD shares to the McKesson HBOC Foundation and sold the remaining common shares. As a result of these transactions, the Company recognized gains related to the investment in WebMD of $248.7 million of which $155.3 million was realized. The remaining gain of $93.4 million which resulted from the November 11, 1999 exchange of warrants, had not been realized as of March 31, 2000. The estimated fair value of the warrants declined from $93.4 million as of November 11, 1999 to $32.3 million as of March 31, 2000, resulting in an unrealized loss of $61.1 million. In fiscal 2001, the estimated fair value of the warrants declined further and the Company recognized a loss (see Fiscal 2001 Unusual Items). In addition, other equity investments were sold during the year at a gain of $20.3 million, and a $9.8 million charge was recorded to reflect the donation of the WebMD shares to the McKesson HBOC Foundation.

  Restructuring, Asset Impairments and Customer Settlements

     In the fourth quarter of fiscal 2000, the Company completed an assessment of the Health Care Information Technology's business and product portfolio. This resulted in the decision to reorganize the business and to discontinue overlapping or nonstrategic product offerings. The Company recorded asset impairments of $232.5 million. These included charges to write off $49.1 million of capitalized product development costs, $39.3 million of purchased software and $50.7 million of goodwill associated with discontinued product lines based upon an analysis of discounted cash flows. In addition, a $74.1 million reserve was recorded for customer settlements attributable to the discontinued product lines. The Company also recorded a $9.4 million loss on the disposition of a non-core foreign operation, a $7.7 million charge for uncollectible unbilled receivables and a $2.2 million charge for obsolete equipment associated with the discontinued products. Substantially all of these charges were non-cash asset write-offs except for the customer settlements.

     In addition, a charge of $0.6 million was recorded for costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations and other exit-related activities.

     In the fourth quarter of fiscal 2000, the Company reviewed the operations and cost structure of the Health Care Supply Management's medical-surgical business. This resulted in the planned closure of a sales office and a workforce reduction. The Company recorded $0.6 million in charges for exit-related activities. Also in fiscal 2000, the Company reassessed prior years' restructuring plans resulting in the decision to retain one of the six pharmaceutical distribution centers identified for closure in fiscal 1999 and to reduce the number of medical-surgical distribution center closures. In addition, the Company announced and completed the closure of one additional pharmaceutical distribution center in fiscal 2000. The Company recorded income of $6.9 million as a result of reducing prior year accruals for exit-related costs, offset in part, by additional asset impairments of $1.5 million. The Company also recorded asset impairments for its medical-management business of $0.2 million for obsolete equipment associated with discontinued products.

  Severance

     In fiscal 2000, the Company completed the closures of three pharmaceutical distribution centers, including the additional distribution center mentioned above. In addition, the realignment of the sales organization was completed and certain back office functions were eliminated. This resulted in the termination of approximately 200 employees and the payment of $3.6 million in severance. Also, the Company completed the closures of three medical-surgical distribution centers and paid $1.0 million in severance to approximately 100 employees who were terminated in fiscal 1999 and 2000. The Company plans to continue these closure activities throughout fiscal 2002.

                              MCKESSON HBOC, INC.

     The Company recorded severance costs totaling $6.2 million in the aggregate related to workforce reductions in the Health Care Information Technology segment associated with product streamlining and reorganization and in the Health Care Supply Management segment associated with distribution facility consolidations. This charge was offset, in part, by a $2.0 million reduction in prior year severance reserves. The fiscal 2000 severance charges relate to the termination of approximately 500 employees, primarily in product development and support, administration and distribution center functions. In fiscal 2001, the Company paid severance of $4.9 million and reduced previously recorded reserves by $0.9 million. The remaining balance will be paid in fiscal 2002.

  Other Merger-Related Items

     The Company recorded a charge of $1.5 million to write off the portion of the purchase price of Abaton.com allocated to purchased in-process technology for which feasibility had not been established as of the acquisition date. The Company also recorded a $1.3 million charge for the impairment of a note receivable from a former stockholder of an acquired company and reversed $6.9 million of accruals booked in prior years for estimated merger-related costs.

     Corporate and other includes a charge of $3.7 million related to additional costs incurred and paid associated with the acquisition of HBOC.

  Costs Associated With Former Employees

     In fiscal 2000, the Company recorded charges of $23.8 million for severance and benefit costs resulting from changes in executive management made in the first quarter. The charges were based on the terms of employment contracts in place with these executives. $2.8 million was paid in fiscal 2000 and $2.1 million was paid in fiscal 2001. The Company estimates that $3.7 million will be paid in fiscal 2002 and the balance, primarily pension benefits, will be paid thereafter.

  Other Operating Items

     Other operating items include charges of $61.8 million in the Health Care Information Technology segment for accounts receivable and customer settlements, a $1.1 million non-cash charge for the write-off of internal-use computer software that was abandoned and a $1.2 million charge related to the settlement of a software patent infringement claim that was paid during the year.

     The Health Care Supply Management segment recorded a charge of $31.5 million for asset impairments and receivables related primarily to a prior year implementation of a contract system, and a $6.7 million charge for customer accounts receivable in the medical management business.

     Corporate includes non-cash charges of $7.7 million for impairment of notes receivable from former employees and $1.7 million for costs associated with employee-retention following the announcement of the Investigation.

FISCAL 1999 UNUSUAL ITEMS

     In fiscal 1999, the Company recorded pre-tax charges for unusual items of $214.3 million in the Health Care Supply Management segment and $181.6 million in the Health Care Information Technology segment, $395.9 million in the aggregate. Following is a description of these items in fiscal 1999:

  Transaction Costs

     Total unusual items include $84.6 million of transaction costs incurred in connection with the acquisitions described above, primarily consisting of professional fees such as investment banking, legal and accounting fees. This amount includes $6.6 million of transaction costs related to terminated transactions of which

                              MCKESSON HBOC, INC.

$5.0 million related to the terminated merger with AmeriSource Health Corporation. Approximately $83.6 million was paid in fiscal 1999, with a balance of $1.0 million paid in fiscal 2000.

  Employee Benefits

     The Company incurred $88.7 million of employee benefit costs related to acquisitions, including $39.0 million for restricted stock and stock appreciation rights subject to change of control provisions, $37.0 million of long-term incentive and phantom stock awards subject to change of control provisions, $8.7 million of signing and retention bonuses, and $4.0 million of retirement and employee benefit plan costs. Of these amounts, $36.3 million were non-cash charges, primarily related to restricted stock, $44.1 million was paid in fiscal 1999, $1.6 million was paid in fiscal 2000 and $3.5 million was paid in fiscal 2001.

  Restructuring and Asset Impairments

     In fiscal 1999, the Health Care Supply Management segment identified six distribution centers for closure, of which one distribution center was shut down by March 31, 1999. The Company recorded a charge of $25.5 million related to closures of the distribution centers. Of this charge, $21.7 million was required to reduce the carrying value of facility assets to their estimated fair value less disposal costs, and $3.8 million was related to computer hardware and software which will no longer be used at such facilities. Fair value was determined based on sales of similar assets, appraisals, and/or other estimates such as discounting of estimated future cash flows. Considerable management judgment is necessary to estimate fair values; accordingly, actual results could vary significantly from such estimates. Also related to such closures, a charge of $17.2 million was recorded for exit-related costs. These primarily consist of costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations, as well as the write-off of costs related to duplicate assets from acquired companies that do not have future use by the Company. Of the above charges, $25.5 million were non-cash asset write-offs. $3.9 million was paid in fiscal 1999, $2.6 million was paid in fiscal 2000, and $2.9 million was paid in fiscal 2001. Also, in connection with the previously discussed reassessment of this restructuring plan, the Company reduced previously recorded exit-related reserves by $6.9 million in fiscal 2000 and by $1.3 million in fiscal 2001, and recorded charges of $1.5 million for additional asset impairments in fiscal 2000.

     The Health Care Supply Management segment also wrote off $23.5 million of computer hardware and software which was abandoned as the result of an acquisition during the year.

     In connection with acquisitions in the medical management business, the Company terminated royalty agreements at a cost of $12.0 million because products subject to minimum royalty payments to third parties were replaced with acquired products. In addition, the Company recorded charges of $4.3 million primarily for the write-off of capitalized software costs.

     In connection with acquisitions made by the Health Care Information Technology segment and its acquisition by McKesson, duplicate facilities, products and internal systems were identified for elimination, resulting in charges of $5.9 million, relating principally to the write-off of capitalized costs and lease termination costs. In addition, following the HBOC Transaction, the Company evaluated the performance of a foreign business and elected to shut down its facility. Charges of $11.6 million were recorded, principally related to the write-down of goodwill to fair value based on estimated discounted cash flows. Revenues and net operating income for this foreign business were not significant in fiscal 1999. Certain investments became impaired during fiscal 1999 and were written down by $4.3 million to their net realizable values based primarily on estimated discounted cash flows, and other reserves of $4.1 million were recorded to cover customer and other claims arising out of the acquisitions. Substantially all of the above charges were non-cash asset write-offs.

                              MCKESSON HBOC, INC.

  Severance

     Severance costs totaled $31.9 million (net of a $3.0 million reversal of previously recorded severance obligations which were determined to be in excess), resulting from the consolidation of acquired company operating and corporate functions, the consolidation of existing U.S. Health Care pharmaceutical distribution centers, and other employee terminations. The severance charges relate to the termination of approximately 1,550 employees, primarily in distribution centers, administration and product functions. The Company paid severance of $12.1 million in fiscal 1999, $14.9 million in fiscal 2000 and reduced previously recorded reserves by $2.0 million in fiscal 2000. Severance of $3.2 million was paid in 2001 and the remaining severance will be paid in fiscal 2002 and thereafter.

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

                              MCKESSON HBOC, INC.

HEALTH CARE SUPPLY MANAGEMENT

     The following table identifies significant performance indicators of the Health Care Supply Management segment:

                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                  (DOLLARS IN MILLIONS)
Revenues
  Excluding Sales to customers' warehouses
     Pharmaceutical distribution and services
       U.S. Health Care.....................................  $24,853    $21,994    $17,612
       International........................................    2,645      2,220      1,946
                                                              -------    -------    -------
          Total pharmaceutical..............................   27,498     24,214     19,558
     Medical-Surgical distribution and services.............    2,849      2,706      2,292
                                                              -------    -------    -------
          Subtotal..........................................   30,347     26,920     21,850
  Sales to customers' warehouses............................   10,730      8,746      6,813
                                                              -------    -------    -------
          Total.............................................  $41,077    $35,666    $28,663
                                                              =======    =======    =======
Revenue growth
  Excluding sales to customers' warehouses
     Pharmaceutical distribution and services
       U.S. Health Care.....................................       13%        25%        21%
       International........................................       19         14         20
       Total pharmaceutical.................................       14         24         21
     Medical-Surgical distribution and services.............        5         18         22
       Total excluding sales to customers' warehouse........       13         23         21
       Total................................................       15         24         38
Operating profit............................................  $ 686.2    $ 571.3    $ 574.1
  Percentage change.........................................       20%      (0.5)%       37%
Gross profit margin(1)......................................      6.7        7.0        7.6
Operating expense margin(1).................................      4.4        4.9        5.0
Operating profit as a percent of revenues(1)................      2.3        2.1        2.6
Depreciation................................................  $  76.3    $  72.1    $  60.2
Amortization of intangibles.................................     32.1       31.1       25.1
Capital expenditures........................................     90.9       99.0      105.0
Capital employed at year-end
  Committed capital(2)
     Operating working capital(3)...........................  $ 3,282    $ 3,328    $ 2,661
     Other -- net...........................................      225        208         66
                                                              -------    -------    -------
          Total.............................................    3,507      3,536      2,727
  Intangibles...............................................      997      1,017      1,028
                                                              -------    -------    -------
          Total.............................................  $ 4,504    $ 4,553    $ 3,755
                                                              =======    =======    =======
Returns
  Committed capital(4)......................................     19.6%      16.3%      19.9%
  Total capital employed(5).................................     14.6       13.8       15.6

                              MCKESSON HBOC, INC.

---------------
(1) Excluding sales to customers' warehouses and other income.

(2) Capital employed less cash and cash equivalents, marketable securities and goodwill and other intangibles.

(3) Receivables and inventories net of related payables.

(4) Operating profit before amortization of intangibles divided by average committed capital.

(5) Operating profit divided by average capital employed.

     Over the most recent three fiscal years, the Health Care Supply Management business has experienced internal revenue growth and growth as a result of acquisitions. Revenue growth in this segment, excluding sales to customers' warehouses, is as follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
Pharmaceutical Distribution and Services
  Existing businesses.......................................  13.6%   23.5%   20.1%
  Acquisitions..............................................    --     0.3     0.5
                                                              ----    ----    ----
          Total.............................................  13.6%   23.8%   20.6%
                                                              ====    ====    ====
Medical-Surgical Supply Distribution and Services
  Existing businesses.......................................   5.3%    6.6%   14.4%
  Acquisitions..............................................    --    11.5     7.6
                                                              ----    ----    ----
          Total.............................................   5.3%   18.1%   22.0%
                                                              ====    ====    ====

     Internal growth in Health Care Supply Management is due primarily to increased sales volume to the retail chain and institutional customer segments. Sales to retail customers have benefited from the Company's service offerings and programs that focus on broad product selection, service levels, inventory carrying cost reductions, connectivity and automation technologies. Growth with institutional customers has benefited from the focus on reducing both product cost and internal labor and logistics costs for the customers. Services available include pharmaceutical distribution, medical-surgical supply distribution, pharmaceutical dispensing automation, pharmacy outsourcing and utilization reviews. These retail chain and institutional capabilities have resulted in the implementation of significant long-term contracts with major customers.

                                                              2001     2000     1999
                                                              -----    -----    -----
Customer Mix -- Pharmaceutical Distribution Revenues(1)
  Independents..............................................   24.5%    25.5%    28.7%
  Retail Chains.............................................   42.4     42.4     38.5
  Institutions..............................................   33.1     32.1     32.8
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

---------------
(1) Excluding sales to customer warehouses.

     Sales to customers' warehouses are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby the Company acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. The growth in sales to customers' warehouses in fiscal 2001 was due to the addition of a significant retail chain customer and to growth from existing customers. The growth in fiscal 2000 and 1999 was primarily the result of two significant contracts with retail chains which also provided new direct store sales growth.

     The operating profit margin increased in fiscal 2001, reflecting margin expansion in the U.S. pharmaceutical distribution and services business due to gross margin initiatives and productivity improvements in both back-office and field operations and in the Canadian pharmaceutical business reflecting new customers, sales

                              MCKESSON HBOC, INC.

growth and operational efficiencies. This impact was partially offset by a decline in the medical management business reflecting the loss of a number of services customers and reduced profits from the Company's 22% interest in Nadro, a Mexican pharmaceutical distribution business. The operating profit margin declined in fiscal 2000 from 1999 due to a decline in the gross profit margin reflecting the competitive environment, a shift in the mix of pharmaceutical distribution revenues to a higher proportion of chain business and somewhat lower procurement profits as a percentage of revenues in the current year. Procurement profits benefited in fiscal 1999 from price increases on inventory expansion associated with new customer agreements. The decline in the gross profit margin was offset, in part, by a lower operating expense ratio reflecting continuing productivity improvements. The improvement in the operating expense ratio was achieved despite higher expenses for receivable and transaction processing related charges. Fiscal 1999 operating margins reflect higher margin businesses resulting from acquisitions in pharmaceutical services for manufacturers, retail and institutional automation and medical-surgical supply distribution. In addition, expanded profitability from product procurement, warehouse automation and efficiency improvements, and fixed cost leverage from volume growth contributed to the margin expansion.

     The Health Care Supply Management segment uses the last-in, first-out
(LIFO) method of accounting for the majority of its inventories which results in cost of sales that more closely reflect replacement cost than other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Health Care Supply Management distribution businesses is to pass published price changes from suppliers on to customers. Manufacturers generally provide the Company with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment in each of the fiscal years ended March 31, 2001, 2000 and 1999 have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those fiscal years.

     Fiscal 2001, 2000 and 1999 capital expenditures include new systems upgrades to distribution facilities and facility consolidations in the pharmaceutical and medical-surgical businesses and growth in the automation and services businesses.

     The Health Care Supply Management segment requires a substantial investment in operating working capital (customer receivables and inventories net of related trade payables). Operating working capital is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Operating working capital at March 31, 2001 was flat relative to 2000. An increase in receivables, reflecting sales growth, and inventories was offset by a significant increase in vendor payables reflecting purchases made late in the fiscal year and the timing of vendor payments. No accounts receivable were sold at March 31, 2001 and 2000. Operating working capital was significantly higher at March 31, 2000 compared to 1999. The working capital increase primarily reflects increases in receivables and net financial inventories (inventories net of accounts and drafts payable) resulting from sales growth, the absence of accounts receivable sales at March 31, 2000 compared to $400.0 million of sales at March 31, 1999 and the timing of vendor payments.

                              MCKESSON HBOC, INC.

HEALTH CARE INFORMATION TECHNOLOGY

     Significant performance indicators of the Health Care Information Technology segment are as follows:

                                                              2001      2000      1999
                                                              -----    ------    ------
                                                                (DOLLARS IN MILLIONS)
Revenues
  Software..................................................  $ 134    $  144    $  268
  Services..................................................    712       782       832
                                                              -----    ------    ------
     Subtotal...............................................    846       926     1,100
  Hardware..................................................     84        92       208
                                                              -----    ------    ------
          Total revenues....................................  $ 930    $1,018    $1,308
                                                              =====    ======    ======
Revenue growth (decline)
  Software..................................................     (7)%     (46)%     (23)%
  Services..................................................     (9)       (6)       23
     Subtotal...............................................     (9)      (16)        8
  Hardware..................................................     (8)      (56)       (3)
          Total.............................................     (9)      (22)        6
Operating profit............................................  $ 0.5    $ 82.0    $131.8
  Percent change............................................    (99)%     (38)%     (49)%
Gross profit margin.........................................   42.4      40.3      41.8
Operating expense margin....................................   42.3      32.3      31.7
Operating profit as a percent of revenues...................    0.1       8.1      10.1
Depreciation................................................  $36.1    $ 41.0    $ 38.0
Amortization of intangibles.................................   34.2      24.4      15.9
Amortization of capitalized software held for sale..........   25.9      28.3      25.9
Capital expenditures........................................   26.5      43.3      71.4
Capital employed
  Committed capital(1)......................................  $ 198    $  259    $  234
  Intangibles...............................................     80       182       187
                                                              -----    ------    ------
          Total.............................................  $ 278    $  441    $  421
                                                              =====    ======    ======
Returns
  Committed capital(2)......................................   21.8%     35.1%     70.2%
  Total capital employed(3).................................    0.1      14.8      15.4

---------------
(1) Capital employed less cash and cash equivalents, marketable securities and goodwill and other intangibles.

(2) Operating profit before amortization of intangibles divided by average committed capital.

(3) Operating profit divided by average capital employed.

     Health Care Information Technology revenues declined 9% to $0.9 billion in fiscal 2001 and 22% to $1.0 billion in fiscal 2000. In fiscal 2001, certain contracts were entered into which the Company is accounting for under the percentage of completion method, which extends the recognition of revenue over a period of time. Services revenues declined, reflecting the lagging impact of reduced prior period software sales on implementation services revenues. The decline in fiscal 2000 revenues was attributable to the overall industry-wide slowdown in sales of health care information technology software and hardware products resulting from delays in purchasing decisions that are attributed both to Year 2000 issues and a general weakness in demand for healthcare software. Services revenues associated with software implementation also declined for the same

                              MCKESSON HBOC, INC.

reasons. Also contributing to the decline was the impact to the business caused by the investigation into improper accounting practices and resulting senior management changes made early in the year. In addition, the terms of certain contracts for software and implementation services executed late in the fiscal year resulted in such contracts being accounted for under the percentage of completion accounting method. Revenues increased 6% to $1.3 billion in fiscal 1999. The fiscal 1999 decline in software revenues of 23% reflects a general industry-wide slowdown in sales of health care information technology products and changes in accounting due to the adoption of Statement of Position 97-2, "Software Revenue Recognition", effective April 1, 1998. In addition, during fiscal 1999, the Health Care Information Technology segment experienced delays in current and potential customers' purchasing decisions with respect to its enterprise solutions. Management believes such delays were due to Year 2000 issues, technological innovations, increased competition, greater requirement for integration of products and general market conditions in the computer software industry.

     Hardware is sold as an accommodation to customers and at a significantly lower operating margin than software and services. Fiscal 2001, 2000 and 1999 revenues from the sale of hardware reflect the lower level of software sales, general price declines for hardware and a shift to less costly Microsoft Windows NT(TM) platforms.

     Health Care Information Technology segment operating profit before unusual items declined 99% to $0.5 million in fiscal 2001, and 38% to $82.0 million in fiscal 2000. The decline in fiscal 2001 reflects the extended software revenue recognition cycle under the percentage of completion accounting method, lower service and hardware revenues, and an increased level of expenses to enhance customer support and future product introduction. The decline in fiscal 2000 reflects the previously discussed decline in overall sales and a lower mix of higher-margin software sales in fiscal 2000 compared to 2001 and 1999 (14% in fiscal 2000 as compared to 20% in fiscal 1999, as a percentage of total Health Care Information Technology revenues). The fiscal 2000 operating profit includes an increased level of expenses to enhance customer support and future product introductions. Fiscal 1999 results included a bad debt provision of $70 million and a termination fee associated with a telecommunications contract. The bad debt provision reflects, in part, inadequate staffing of and focus on receivables collections during a portion of fiscal 1999, implementation issues associated with certain products and contingencies associated with contract disputes.

     Fiscal 1999 capital expenditures reflect the acquisition and construction of the segment's new corporate office building in Georgia.

     The return on committed capital and total capital employed in fiscal 2001 and 2000 reflect the previously discussed decline in operating profit.

INTERNATIONAL OPERATIONS

     International operations accounted for 6.6%, 6.4% and 6.9%, and 4.2%, 8.7% and 6.6%, of fiscal 2001, 2000 and 1999 consolidated revenues and operating profits before unusual items, respectively, and 5.6%, 5.8% and 5.5% of consolidated assets at March 31, 2001, 2000 and 1999, respectively. International operations are subject to certain opportunities and risks, including currency fluctuations. The Company monitors its operations and adopts strategies responsive to changes in the economic and political environment in each of the countries in which it operates.

CONSOLIDATED WORKING CAPITAL

     Operating working capital (receivables and inventories net of related payables) as a percent of revenues was 7.6%, 9.0% and 8.4% at March 31, 2001, 2000 and 1999, respectively. Excluding the impact of receivable sales, operating working capital as a percent of revenues was 7.6%, 9.0% and 9.7% at March 31, 2001, 2000

                              MCKESSON HBOC, INC.

and 1999, respectively. The calculation is based on year-end balances and assumes major purchase acquisitions occurred at the beginning of the year.

     The improvement in the operating working capital ratio in fiscal 2001 is due to an increase in days sales outstanding in payables reflecting purchases made later in the year and the timing of vendor payments. The improvement in the ratio in 2000 (excluding the impact of receivable sales) is due to a reduction in year-end days sales outstanding in both customer receivables and inventory, reflecting working capital initiatives. In fiscal 2000, this improvement was offset, in part, by lower days sales outstanding in payables at March 31, 2000 compared to March 31, 1999.

CASH FLOW AND LIQUIDITY

     Cash and cash equivalents and marketable securities (primarily U.S. Treasury securities with maturities of one year or less) were $446 million, $606 million and $262 million at March 31, 2001, 2000 and 1999, respectively.

     The increase in cash and cash equivalents and marketable securities in 2000 reflects proceeds from the February 2000 sale of the Water Products business and a private placement of term debt (see "Other Financing Activities" below).

     Marketable securities balances include $4 million, $17 million and $23 million at March 31, 2001, 2000 and 1999, respectively, from the fiscal 1997 sale of Armor All, which securities are restricted and held in trust as exchange property in connection with the Company's exchangeable debentures.

CASH FLOWS FROM OPERATIONS AVAILABLE FOR CAPITAL EXPENDITURES

     The following table summarizes the excess (deficit) of cash flow from operations over capital expenditures:

                                                              YEARS ENDED MARCH 31,
                                                             -----------------------
                                                             2001     2000     1999
                                                             -----    -----    -----
                                                                  (IN MILLIONS)
Net cash provided (used) by continuing operations:
  Income (loss) from continuing operations(1)..............  $ (43)   $ 185    $  61
  Depreciation.............................................    116      116      104
  Amortization of intangibles..............................     66       55       41
  Amortization of capitalized software.....................     65       51       36
  Other non-cash charges(1)................................    513      382      361
  Working capital changes..................................   (357)    (689)    (445)
                                                             -----    -----    -----
          Total before receivables sales and capital
            expenditures...................................    360      100      158
  Receivable sales.........................................     --     (400)     100
  Capital expenditures.....................................   (159)    (145)    (199)
                                                             -----    -----    -----
          Excess (Deficit).................................  $ 201    $(445)   $  59
                                                             =====    =====    =====

---------------
(1) Includes previously discussed "Unusual Items".

     Cash flows from continuing operations reflect the cash earnings of the Company's continuing businesses and the effects of the changes in working capital. The working capital increase in fiscal 2001 primarily reflects the timing of vendor payments in the Health Care Supply Management segment partially offset by the payment of income taxes on the gain on sale of the Water Products business that was sold in late fiscal 2000. The working capital increase in fiscal 2000 primarily reflects the timing of vendor payments in the prior year and increases in receivables and inventories associated with sales growth in the Health Care Supply

                              MCKESSON HBOC, INC.

Management segment that were offset, in part, by improvements in days sales outstanding in both customer receivables and inventories resulting from working capital initiatives. The March 31, 1999 payables balance was approximately $400 million higher than expected based on the historical relationship of payables to sales. The increase in working capital requirements in fiscal 2000 reflects the restoration of payables to a more normalized level. Adjusting for the impact of the payables fluctuation, net cash provided (used) by continuing operations before receivable sales and capital expenditures would have been approximately $500 million and $(242) million in fiscal 2000 and 1999, respectively. The working capital increase in fiscal 1999 primarily reflects increases in receivables and inventories resulting from sales growth in all operating segments offset, in part, by the higher payables balance due to the timing of vendor payments in the Health Care Supply Management segment.

     Fiscal 1999 capital expenditures reflect the acquisition and construction of the Health Care Information Technology segment's new headquarters office building.

OTHER FINANCING ACTIVITIES

     In July 2000, the Company announced a program to repurchase from time to time up to $250 million of the Company's shares of common stock in open market or private transactions. In fiscal 2001, the Company repurchased 2.2 million shares under this program for $66 million.

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

CREDIT RESOURCES

     The Company currently has $1.225 billion of available credit under committed revolving credit lines: a $400 million five-year facility expiring in fiscal 2004 and an $825 million facility expiring on October 9, 2001. These revolving credit facilities are primarily intended to support commercial paper borrowings. The Company also has available a committed revolving receivables sale facility aggregating $850 million. The Company anticipates that this facility will be renewed prior to its termination date of June 15, 2001. At March 31, 2001, the Company had no commercial paper or revolving credit borrowings outstanding and its committed receivables sale facility was fully available.

     The Company's senior debt credit ratings from S&P, Fitch, and Moody's are currently BBB, BBB and Baa2, respectively, and its commercial paper ratings are currently A-2, F-2, and P-2, respectively. The Company's ratings are on negative credit outlook.

     Management believes that the Company has adequate access to credit sources to meet its funding requirements. Funds necessary for future debt maturities and other cash requirements of the Company are expected to be met by existing cash balances, cash flow from operations, existing credit sources or other capital market transactions.

                              MCKESSON HBOC, INC.

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

     The Company conducts business in Canada, Mexico, France, the Netherlands, Ireland, Saudi Arabia, Kuwait, Australia, New Zealand and the United Kingdom, and is subject to foreign currency exchange risk on cash flows related to sales, expenses, financing and investment transactions. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be materially affected. Aggregate foreign exchange translation gains and losses included in operations, comprehensive income and in equity are discussed in Financial Note 1 on pages F-35 to F-37 of the accompanying consolidated financial statements.

CAPITALIZATION

     The Company's capitalization was as follows:

                                                                   MARCH 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Short-term borrowings....................................  $   --    $   --    $   17
Term debt................................................   1,223     1,232     1,097
Exchangeable debt........................................       7        28        37
                                                           ------    ------    ------
          Total debt.....................................   1,230     1,260     1,151
Convertible preferred securities of subsidiary trust.....     196       196       196
Stockholders' equity.....................................   3,493     3,566     2,882
                                                           ------    ------    ------
          Total capitalization...........................  $4,919    $5,022    $4,229
                                                           ======    ======    ======
Debt-to-capital ratio....................................    25.0%     25.1%     27.2%
Net debt-to-net capital ratio(1).........................    17.5%     14.8%     22.4%
Average interest rates during year
          Total debt.....................................     7.4%      6.4%      6.3%
          Short-term borrowings..........................     6.6       5.6       5.6
          Other debt.....................................     7.5       6.9       6.7

---------------
(1) Ratio computed as net debt (total debt less cash and cash equivalents and marketable securities) to net capital employed (capital employed less cash and cash equivalents and marketable securities).

     The increase in the net debt-to-capital ratio at March 31, 2001 primarily reflects the increase in net debt to fund internal growth. The decline in the net debt-to-capital ratio at March 31, 2000 primarily reflects the February 2000 proceeds from the sale of the Water Products business.

     At March 31, 2001, the Company had an $850 million committed receivables sales facility which was fully available. The Company's accounts receivable sales program accommodated the sale by the Company in March 1999 of $400.0 million, of undivided interests in the Company's trade accounts receivable. The program qualifies for sale treatment under Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and under SFAS No. 140, "Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabili-

                              MCKESSON HBOC, INC.

ties" which replaces SFAS No. 125 effective in the Company's fiscal year 2002. The sales were recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions.

     Average diluted shares were 292.9 million in fiscal 2001, 289.6 million in fiscal 2000 and 289.8 million in fiscal 1999. The increase in the average diluted shares in fiscal 2001 is due to an increase in the effect of dilutive securities resulting from the increase in the Company's stock price, and an increase in common shares outstanding. Common stock outstanding increased to
284.0 million at March 31, 2001, 283.4 million at March 31, 2000, 280.6 million at March 31, 1999, due primarily to the issuance of common stock under employee benefit plans and in fiscal 2001 by the acquisition of MediVation, Inc., partially offset by the 2.2 million shares repurchased as part of the previously discussed $250 million share repurchase program.

ENVIRONMENTAL MATTERS

     The Company's continuing operations do not require ongoing material expenditures to comply with federal, state and local environmental laws and regulations. However, in connection with the disposition of its chemical operations in fiscal 1987, the Company retained responsibility for certain environmental obligations. In addition, the Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund"), and other federal and state environmental statutes primarily involving sites associated with the operation of the Company's former chemical distribution businesses. In fiscal 2000, a $2.0 million increase to the liability for these environmental matters was recorded within discontinued operations. There were no adjustments made to the reserves in fiscal 2001 and 1999. Management does not believe that changes in the remediation cost estimates in future periods, or the ultimate resolution of the Company's environmental matter, will have a material impact on the Company's consolidated financial position or results of operations. See Financial Note 18, "Other Commitments and Contingent Liabilities" on pages F-62 to F-69 of the accompanying consolidated financial statements.

INCOME TAXES

     The tax rate on income from continuing operations (excluding unusual items) was 39.0% in fiscal 2001, 38.5% in fiscal 2000 and 37.5% in fiscal 1999. The increase in the effective rate from fiscal 1999 to 2001 primarily reflects the impact of non-deductible goodwill amortization associated with purchase acquisitions made late in fiscal 1999 and in fiscal 2000 and 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     See Financial Note 1 "Significant Accounting Policies" on pages F-35 to F-37 of the accompanying consolidated financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following additional factors may affect the Company's future results:

ADVERSE RESOLUTION OF PENDING LITIGATION REGARDING THE RESTATEMENT OF THE COMPANY'S HISTORICAL FINANCIAL STATEMENTS MAY CAUSE IT TO INCUR MATERIAL LOSSES.

     Subsequent to the Company's April 28, 1999 restatement of financial results announcement, and as of April 30, 2001, 85 lawsuits have been filed against the Company, certain of the Company's or HBOC's current or former officers or directors, and other defendants (see Financial Note 18, "Other Commitments and Contingent Liabilities" on pages F-62 to F-69 of the accompanying consolidated financial statements.) In addition, the United States Attorney's Office for the Northern District of California and the San Francisco

                              MCKESSON HBOC, INC.

District Office of the SEC have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts.

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

THE RESTATEMENT OF THE COMPANY'S EARNINGS MAY NEGATIVELY IMPACT THE MANAGEMENT OF THE COMPANY'S BUSINESS.

     The effect of the pending litigation and government investigations could impair the Company's ability to attract and retain quality employees and managers.

CHANGES IN THE UNITED STATES HEALTHCARE ENVIRONMENT COULD HAVE A MATERIAL NEGATIVE IMPACT ON THE COMPANY'S REVENUES.

     The Company's products and services are intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. The Company expects the healthcare industry to continue to change significantly in the future. Some of these changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of the Company's products and services they purchase or the price they are willing to pay for the Company's products and services. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce the Company's income. Due to the diverse range of health care supply management and health care information technology products and services the Company offers, such changes may adversely impact the Company while not affecting some of the Company's competitors that offer a more narrow range of products and services.

SUBSTANTIAL DEFAULTS IN PAYMENT OR A MATERIAL REDUCTION IN PURCHASES OF THE COMPANY'S PRODUCTS BY LARGE CUSTOMERS COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

     The Company's recent strategy has been to build relationships with a limited number of large customers that are achieving rapid growth. During the fiscal year ended March 31, 2001, sales to the Company's ten largest customers accounted for approximately 57% of the Company's total revenues. Sales to the Company's largest customer, Rite Aid Corporation, represented approximately 16% of the Company's fiscal 2001 revenues. As a result, the Company's sales and credit concentration have significantly increased. Any defaults in payment or a material reduction in purchases from the Company by these large customers could have a significant negative impact on the Company's financial condition, results of operations and liquidity.

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

                              MCKESSON HBOC, INC.

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

     Future advances in the health care information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by the Health Care Information Technology business. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure. The success of the Health Care Information Technology business will depend, in part, on its ability to be responsive to technological developments, pricing pressures and changing business models. To remain competitive in the evolving health care information systems marketplace, the Health Care Information Technology business must develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of the Health Care Information Technology business to attract and retain customers and thereby significantly reduce the Company's net income.

PROPRIETARY TECHNOLOGY PROTECTIONS MAY NOT BE ADEQUATE AND PROPRIETARY RIGHTS MAY INFRINGE ON RIGHTS OF THIRD PARTIES.

     The Company relies on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Although the Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties, from time to time third parties have asserted infringement claims against the Company and there can be no assurance that third parties will not assert infringement claims against the Company in the future. Additionally, the Company may find it necessary to initiate litigation to protect the Company's trade secrets, to enforce its patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses or any damage payments resulting from adverse determinations of third party claims could be significant and result in material losses to the Company.

POTENTIAL PRODUCT LIABILITY CLAIMS ARISING FROM HEALTH CARE INFORMATION TECHNOLOGY BUSINESS PRODUCTS COULD RESULT IN MATERIAL LOSSES TO THE COMPANY.

     The Company provides products that assist clinical decision-making and relate to patient medical histories and treatment plans. If these products fail to provide accurate and timely information, customers could assert liability claims against the Company. Litigation with respect to liability claims, regardless of the outcome, could result in substantial cost to the Company, divert management's attention from operations and decrease market acceptance of the Company's products. The Company attempts to limit by contract its liability for damages from negligence, errors or mistakes. Despite this precaution, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect the Company from liability for damages. The Company maintains general liability insurance coverage, including coverage for errors and omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against the Company. In addition, the insurer might disclaim coverage as to any future claim.

                              MCKESSON HBOC, INC.

SYSTEM ERRORS AND WARRANTIES IN HEALTH CARE INFORMATION TECHNOLOGY BUSINESS PRODUCTS COULD CAUSE UNFORESEEN LIABILITIES.

     The Company's Health Care Information Technology business' systems are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. The Health Care Information Technology business' systems are intended to provide information for health care providers in providing patient care. Therefore, users of its products have a greater sensitivity to system errors than the market for software products generally. Failure of a client's system to perform in accordance with its documentation could constitute a breach of warranty and could require the Company to incur additional expense in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract, obtain refunds of amounts previously paid or assert claims for significant damages.

POTENTIAL REGULATION BY THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA") OF INFORMATION TECHNOLOGY PRODUCTS AS MEDICAL DEVICES COULD IMPOSE INCREASED COSTS, DELAY THE INTRODUCTION OF NEW PRODUCTS AND HURT THE COMPANY'S BUSINESS.

     The FDA is likely to become increasingly active in regulating computer software intended for use in the health care setting. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic Act. If the FDA chooses to regulate any of the Company's products as medical devices, it can impose extensive requirements upon the Company. If the Company fails to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance or approval of products, withdrawing clearances and approvals and initiating criminal prosecution. Any final FDA policy governing computer products, once issued, may increase the cost and time to market of new or existing products or may prevent the Company from marketing its products.

NEW AND POTENTIAL FEDERAL REGULATIONS RELATING TO PATIENT CONFIDENTIALITY COULD DEPRESS THE DEMAND FOR INFORMATION TECHNOLOGY PRODUCTS AND IMPOSE SIGNIFICANT PRODUCT REDESIGN COSTS ON THE COMPANY.

     State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and may require the users of such information to implement specified security measures. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires national standards for some types of electronic health information transactions and the data elements used in those transactions, standards to ensure the integrity and confidentiality of health information and national health data privacy legislation or regulations. In December 2000, final health data privacy regulations were published which will require health care organizations to be in compliance by April, 2003. These regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient.

     Evolving HIPAA-Related laws or regulations could restrict the ability of the Company's customers to obtain, use or disseminate patient information. This could adversely affect demand for the Company's products and force product re-design in order to meet the requirements of any new regulations and protect the privacy and integrity of patient data. The Company may need to expend significant capital, research and development and other resources to modify its products to address these evolving data security and privacy issues.

                              MCKESSON HBOC, INC.

                          FINANCIAL REVIEW (CONCLUDED)

THE COMPANY'S BUSINESS COULD BE HINDERED IF IT IS UNABLE TO COMPLETE AND INTEGRATE ACQUISITIONS SUCCESSFULLY.

     An element of the Company's business is to pursue strategic acquisitions that either expand or complement its business. The Company routinely reviews such potential acquisition opportunities and has historically engaged in numerous acquisitions. Integration of acquisitions involves a number of special risks. Such risks include:

     - the diversion of management's attention to the assimilation of the operations of businesses the Company has acquired;

     - difficulties in the integration of operations and systems and the realization of potential operating synergies;

     - difficulties in the integration of any acquired companies operating in a different sector of the health care industry;

     - delays or difficulties in opening and operating larger distribution centers in a larger and more complex distribution network;

     - the assimilation and retention of the personnel of the acquired companies;

     - challenges in retaining the customers of the combined businesses; and

     - potential adverse effects on operating results.

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

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
McKesson HBOC, Inc:

     We have audited the accompanying consolidated balance sheets of McKesson HBOC, Inc. and subsidiaries (the "Company") as of March 31, 2001, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the supplementary consolidated financial statement schedule listed in Item 14(a). These consolidated financial statements and supplementary consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2001, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits, such supplementary consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Financial Note 18 to the consolidated financial statements, the Company is involved in certain shareholder litigation related to HBOC.

DELOITTE & TOUCHE LLP

San Francisco, California
April 30, 2001

                              MCKESSON HBOC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED MARCH 31,
                                                            -----------------------------------------
                                                               2001           2000           1999
                                                            -----------    -----------    -----------
                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..................................................   $42,010.0      $36,687.0      $29,970.9
                                                             ---------      ---------      ---------
Costs and Expenses
  Cost of sales...........................................    39,579.0       34,462.1       27,650.4
  Selling.................................................       372.4          356.2          444.9
  Distribution............................................       509.2          460.7          503.9
  Research and development................................       147.5          112.6          114.7
  Administrative..........................................     1,193.9        1,184.4        1,028.6
  Interest................................................       111.6          114.2          118.0
                                                             ---------      ---------      ---------
          Total...........................................    41,913.6       36,690.2       29,860.5
                                                             ---------      ---------      ---------
Operating Income (Loss)...................................        96.4           (3.2)         110.4
Gain (Loss) on Investments................................      (120.9)         269.1             --
Other Income, Net.........................................        40.3           47.2           57.8
                                                             ---------      ---------      ---------
Income from Continuing Operations Before Income Taxes and
  Dividends on Preferred Securities of Subsidiary Trust...        15.8          313.1          168.2
Income Taxes..............................................        52.3          122.3          101.4
                                                             ---------      ---------      ---------
Income (Loss) from Continuing Operations Before Dividends
  on Preferred Securities of Subsidiary Trust.............       (36.5)         190.8           66.8
Dividends on Preferred Securities of Subsidiary Trust, Net
  of Tax Benefit of $4.0, $4.0 and $4.1...................        (6.2)          (6.2)          (6.2)
                                                             ---------      ---------      ---------

Income (Loss) After Taxes
  Continuing operations...................................       (42.7)         184.6           60.6
  Discontinued operations.................................        (5.6)          23.2           24.3
  Discontinued operations -- Gain on sale of McKesson
     Water Products Company...............................          --          515.9             --
                                                             ---------      ---------      ---------
Net Income (Loss).........................................   $   (48.3)     $   723.7      $    84.9
                                                             =========      =========      =========

Earnings (Loss) Per Common Share
Basic and Diluted
  Continuing operations...................................   $   (0.15)     $    0.66      $    0.22
  Discontinued operations.................................       (0.02)          0.08           0.09
  Discontinued operations -- Gain on sale of McKesson
     Water Products Company...............................          --           1.83             --
                                                             ---------      ---------      ---------
          Total...........................................   $   (0.17)     $    2.57      $    0.31
                                                             =========      =========      =========
Shares on Which Earnings Per Common Share Were Based Basic
  and Diluted.............................................       283.1          281.3          275.2

                              See Financial Notes.

                              MCKESSON HBOC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,
                                                              ----------------------------------
                                                                2001         2000         1999
                                                              ---------    ---------    --------
                                                               (IN MILLIONS, EXCEPT PAR VALUE)
ASSETS
Cash and cash equivalents...................................  $   433.7    $   548.9    $  233.7
Marketable securities available for sale....................       11.9         57.0        28.2
Receivables.................................................    3,443.4      3,034.5     2,552.0
Inventories.................................................    5,116.4      4,149.3     3,522.5
Prepaid expenses............................................      158.6        175.8       116.4
                                                              ---------    ---------    --------
         Total current assets...............................    9,164.0      7,965.5     6,452.8
                                                              ---------    ---------    --------
Property, plant and equipment, net..........................      595.3        555.4       529.6
Capitalized software........................................      103.7         92.2       106.9
Notes receivable............................................      131.3        100.9        73.0
Goodwill and other intangibles..............................    1,064.4      1,185.6     1,200.6
Net assets of discontinued operations.......................         --           --       179.4
Other assets................................................      471.2        473.3       477.7
                                                              ---------    ---------    --------
         Total assets.......................................  $11,529.9    $10,372.9    $9,020.0
                                                              =========    =========    ========

LIABILITIES
Drafts payable..............................................  $   758.6    $   205.6    $  417.7
Accounts payable -- trade...................................    4,603.3      3,678.3     3,131.7
Deferred revenue............................................      378.5        368.7       408.6
Short-term borrowings.......................................         --           --        16.7
Current portion of long-term debt...........................      194.1         16.2       195.3
Salaries and wages..........................................      142.2        115.5        93.0
Taxes.......................................................       79.8        354.8        90.8
Interest and dividends......................................       31.0         33.9        34.7
Other.......................................................      362.2        348.8       356.3
                                                              ---------    ---------    --------
         Total current liabilities..........................    6,549.7      5,121.8     4,744.8
                                                              ---------    ---------    --------
Postretirement obligations and other noncurrent
  liabilities...............................................      255.8        245.7       258.6
Long-term debt..............................................    1,035.6      1,243.8       939.2
McKessonHBOC-obligated mandatorily redeemable preferred
  securities of subsidiary grantor trust whose sole assets
  are junior subordinated debentures of McKessonHBOC........      195.9        195.8       195.6
Other Commitments and Contingent Liabilities (Note 18)......         --           --          --

STOCKHOLDERS' EQUITY
Common stock (400.0 shares authorized, 286.3, 283.9 and
  281.1 issued as of March 31, 2001, 2000 and 1999,
  respectively; par value of $.01)..........................        2.9          2.8         2.8
Additional paid-in capital..................................    1,828.7      1,791.1     1,725.7
Other capital...............................................     (108.4)      (126.1)     (107.7)
Retained earnings...........................................    2,006.6      2,122.3     1,465.0
Accumulated other comprehensive losses......................      (75.0)       (97.1)      (57.7)
ESOP notes and guarantees...................................      (89.0)       (99.9)     (115.5)
Treasury shares, at cost....................................      (72.9)       (27.3)      (30.8)
                                                              ---------    ---------    --------
         Stockholders' equity...............................    3,492.9      3,565.8     2,881.8
                                                              ---------    ---------    --------
         Total liabilities and stockholders' equity.........  $11,529.9    $10,372.9    $9,020.0
                                                              =========    =========    ========

                              See Financial Notes.

                              MCKESSON HBOC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                   (SHARES IN THOUSANDS, DOLLARS IN MILLIONS)

                                                                                                                       TREASURY
                                       COMMON                                           ACCUMULATED       ESOP      ---------------
                                       STOCK         ADDITIONAL                            OTHER         NOTES
                                  ----------------    PAID-IN      OTHER    RETAINED   COMPREHENSIVE      AND       COMMON
                                  SHARES    AMOUNT    CAPITAL     CAPITAL   EARNINGS      LOSSES       GUARANTEES   SHARES   AMOUNT
                                  -------   ------   ----------   -------   --------   -------------   ----------   ------   ------
BALANCES, MARCH 31, 1998........  271,162    $2.7     $1,330.9    $ (59.1)  $1,462.5      $(54.9)       $(115.6)      (179)  $ (4.8)
Issuance of shares under
 employee plans.................    7,454     0.1        288.3      (48.6)                                            (360)   (26.0)
Employee Stock Ownership Plan
 (ESOP) note payments...........                                                                            0.1
Translation adjustment..........                                                            (2.5)
Additional minimum pension
 liability, net of tax of
 $0.2...........................                                                            (0.3)
Net income......................                                                84.9
Sale of shares to ESOP..........    1,346                105.2
Other...........................    1,161                  1.3                   2.5
Cash dividends declared (Note
 14)............................                                               (84.9)
                                  -------    ----     --------    -------   --------      ------        -------     ------   ------
BALANCES, MARCH 31, 1999........  281,123     2.8      1,725.7     (107.7)   1,465.0       (57.7)        (115.5)      (539)   (30.8)
Issuance of shares under
 employee plans.................    2,745                 61.4      (18.4)                                             (92)    (3.0)
ESOP note payments..............                                                                           15.6
Translation adjustment..........                                                            (3.7)
Additional minimum pension
 liability, net of tax of
 $(0.1).........................                                                             0.3
Net income......................                                               723.7
Acquisition of Abaton.com.......                           8.1
Unrealized loss on investments,
 net of tax of $23.8............                                                           (36.0)
Other...........................                          (4.1)                  1.1                                   116      6.5
Cash dividends declared, $0.24
 per common share...............                                               (67.5)
                                  -------    ----     --------    -------   --------      ------        -------     ------   ------
BALANCES, MARCH 31, 2000........  283,868     2.8      1,791.1     (126.1)   2,122.3       (97.1)         (99.9)      (515)   (27.3)
Issuance of shares under
 employee plans.................    1,811     0.1         17.6       17.7                                              429     20.0
ESOP note payments..............                                                                           10.9
Translation adjustment..........                                                           (15.4)
Additional minimum pension
 liability, net of tax of
 $(0.8).........................                                                             1.1
Net loss........................                                               (48.3)
Acquisition of MediVation.com...      625                 20.0
Unrealized gain on investments,
 net of tax of $(23.3)..........                                                            36.4
Repurchase of shares............                                                                                    (2,235)   (65.6)
Other...........................                                                 0.9
Cash dividends declared, $0.24
 per common share...............                                               (68.3)
                                  -------    ----     --------    -------   --------      ------        -------     ------   ------
BALANCES, MARCH 31, 2001........  286,304    $2.9     $1,828.7    $(108.4)  $2,006.6      $(75.0)       $ (89.0)    (2,321)  $(72.9)
                                  =======    ====     ========    =======   ========      ======        =======     ======   ======


                                                         COMPREHENSIVE
                                     STOCKHOLDERS'          INCOME
                                         EQUITY             (LOSS)
                                  --------------------   -------------
BALANCES, MARCH 31, 1998........        $2,561.7
Issuance of shares under
 employee plans.................           213.8
Employee Stock Ownership Plan
 (ESOP) note payments...........             0.1
Translation adjustment..........            (2.5)           $ (2.5)
Additional minimum pension
 liability, net of tax of
 $0.2...........................            (0.3)             (0.3)
Net income......................            84.9              84.9
Sale of shares to ESOP..........           105.2
Other...........................             3.8
Cash dividends declared (Note
 14)............................           (84.9)
                                        --------            ------
BALANCES, MARCH 31, 1999........         2,881.8            $ 82.1
                                                            ======
Issuance of shares under
 employee plans.................            40.0
ESOP note payments..............            15.6
Translation adjustment..........            (3.7)           $ (3.7)
Additional minimum pension
 liability, net of tax of
 $(0.1).........................             0.3               0.3
Net income......................           723.7             723.7
Acquisition of Abaton.com.......             8.1
Unrealized loss on investments,
 net of tax of $23.8............           (36.0)            (36.0)
Other...........................             3.5
Cash dividends declared, $0.24
 per common share...............           (67.5)
                                        --------            ------
BALANCES, MARCH 31, 2000........         3,565.8            $684.3
                                                            ======
Issuance of shares under
 employee plans.................            55.4
ESOP note payments..............            10.9
Translation adjustment..........           (15.4)           $(15.4)
Additional minimum pension
 liability, net of tax of
 $(0.8).........................             1.1               1.1
Net loss........................           (48.3)            (48.3)
Acquisition of MediVation.com...            20.0
Unrealized gain on investments,
 net of tax of $(23.3)..........            36.4              36.4
Repurchase of shares............           (65.6)
Other...........................             0.9
Cash dividends declared, $0.24
 per common share...............           (68.3)
                                        --------            ------
BALANCES, MARCH 31, 2001........        $3,492.9            $(26.2)
                                        ========            ======

                              See Financial Notes.

                              MCKESSON HBOC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED MARCH 31,
                                                              ---------------------------------
                                                                2001        2000         1999
                                                              --------    ---------    --------
                                                                        (IN MILLIONS)
OPERATING ACTIVITIES
Income (loss) from continuing operations....................  $  (42.7)   $   184.6    $   60.6
Adjustments to reconcile to net cash provided (used) by
  operating activities:
  Depreciation..............................................     115.6        116.3       103.9
  Amortization..............................................     130.5        106.3        76.7
  Provision for bad debts...................................     239.6        216.8        87.2
  Deferred taxes on income..................................     (21.4)        26.5       (33.0)
  Other noncash.............................................     295.1        138.4       307.2
                                                              --------    ---------    --------
         Total..............................................     716.7        788.9       602.6
                                                              --------    ---------    --------
Effects of changes in:
  Receivables...............................................    (624.3)      (753.0)     (685.3)
  Inventories...............................................    (985.0)      (629.8)     (894.2)
  Accounts and drafts payable...............................   1,500.7        296.1     1,268.6
  Deferred revenue..........................................      13.0         14.0       126.5
  Taxes.....................................................    (297.3)        25.8       (55.8)
  Other.....................................................      36.0        (42.4)     (104.7)
                                                              --------    ---------    --------
         Total..............................................    (356.9)    (1,089.3)     (344.9)
                                                              --------    ---------    --------
         Net cash provided (used) by continuing
           operations.......................................     359.8       (300.4)      257.7
Discontinued operations.....................................      (6.7)       (13.1)      (23.6)
                                                              --------    ---------    --------
         Net cash provided (used) by operating activities...     353.1       (313.5)      234.1
                                                              --------    ---------    --------
INVESTING ACTIVITIES
Maturities of marketable securities, net....................      13.9          1.7        90.0
Property acquisitions.......................................    (158.9)      (145.1)     (199.2)
Properties sold.............................................      11.6         14.9        22.3
Proceeds from sales of subsidiaries and investments.........        --      1,077.9          --
Notes receivable issuances, net.............................     (30.9)       (36.9)      (32.9)
Acquisitions of businesses, less cash and short-term
  investments acquired......................................     (51.9)      (128.9)     (277.8)
Other.......................................................    (126.6)      (231.3)     (189.6)
                                                              --------    ---------    --------
         Net cash provided (used) by investing activities...    (342.8)       552.3      (587.2)
                                                              --------    ---------    --------
FINANCING ACTIVITIES
Proceeds from issuance of debt..............................       9.3        335.0        82.7
Repayment of debt...........................................     (42.1)      (222.9)     (189.5)
Dividends paid on convertible preferred securities..........     (10.0)       (10.0)      (10.0)
Capital stock transactions:
  Issuances.................................................      38.6         26.2       224.9
  Repurchases...............................................     (65.6)          --          --
  ESOP note payments........................................      10.9         15.6         0.1
  Dividends paid............................................     (68.3)       (67.5)      (84.9)
Other.......................................................       1.7           --        (0.9)
                                                              --------    ---------    --------
         Net cash provided (used) by financing activities...    (125.5)        76.4        22.4
                                                              --------    ---------    --------
Net Increase (Decrease) in Cash and Cash Equivalents........    (115.2)       315.2      (330.7)
Cash and Cash Equivalents at beginning of year..............     548.9        233.7       564.4
                                                              --------    ---------    --------
Cash and Cash Equivalents at end of year....................  $  433.7    $   548.9    $  233.7
                                                              ========    =========    ========

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

     The Company is organized under two operating segments, Health Care Supply Management and Health Care Information Technology. Within the United States and Canada, the Health Care Supply Management segment is a leading wholesale distributor of ethical and proprietary drugs, medical-surgical supplies and health and beauty care products principally to chain and independent drug stores, hospitals, alternate care sites, food stores and mass merchandisers. Health Care Supply Management operations also include the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacists, medical management services and tools for payors and providers, marketing and other support services to pharmaceutical manufacturers, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care, payor and strategic management software solutions, as well as networking technologies, including wireless capabilities, electronic commerce, outsourcing and other services to health care organizations throughout the United States and certain foreign countries.

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

     Marketable Securities Available for Sale are carried at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders' equity. The investments mature on various dates through fiscal 2002.

     Inventories are stated at the lower of cost or market. Inventories of the Health Care Supply segment consist of merchandise held for resale with the majority of the cost of domestic inventories determined on the last-in first-out ("LIFO") method and international inventories stated at average cost. Health Care Information Technology segment inventories consist of computer hardware with cost determined either by the specific identification or first-in, first-out ("FIFO") method.

     Property, Plant and Equipment is stated at cost and depreciated on the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 50 years.

     Capitalized Software primarily includes development costs of Health Care Information Technology software products once the project has reached the point of technological feasibility. Management monitors the net realizable value of all software development investments to ensure that the investment will be recovered through future sales. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of three years.

     The Company capitalized software development costs of $39.3 million, $54.5 million and $56.3 million in fiscal 2001, 2000 and 1999, respectively. Amortization of capitalized software held for sale totaled $31.8 million, $32.2 million and $25.9 million in 2001, 2000, and 1999, respectively. Royalty fees of $17.9 million, $18.2 million and $39.0 million, were expensed in 2001, 2000 and 1999, respectively, for software provided by third-party business partners.

                              MCKESSON HBOC, INC.

     Goodwill and Other Intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally 3 to 40 years. Accumulated amortization balances netted against goodwill and other intangibles were $218.7 million, $178.7 million and $172.3 million at March 31, 2001, 2000 and 1999, respectively.

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

     Revenue Recognition. Revenues of the Health Care Supply Management segment are recognized when products are shipped or services are provided to customers. Included in these revenues are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby the Company acts as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers' warehouses. These sales totaled $10.7 billion in 2001, $8.7 billion in 2000 and $6.8 billion in 1999.

     Revenues of the Health Care Information Technology segment are generated primarily by licensing software systems (consisting of software, hardware and maintenance support), and providing outsourcing and professional services. Software systems are marketed under information systems agreements as well as service agreements. Perpetual software arrangements are recognized at the time of delivery or under the percentage of completion contract method in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" and SOP 81-1 "Accounting for Performance of Construction-Type and Certain Product-Type Contracts," based on the terms and conditions in the contract. Changes in estimates to complete and revisions in overall profit estimates on percentage of completion contracts are recognized in the period in which they are determined. Hardware is generally recognized upon delivery. Multi-year software license agreements are recognized ratably over the term of the agreement. Implementation fees are recognized as the work is performed or under the percentage of completion contract method. Maintenance and support agreements are marketed under annual or multiyear agreements and are recognized ratably over the period covered by the agreements. Remote processing services are recognized monthly as the work is performed. Outsourcing services are recognized as the work is performed.

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

                              MCKESSON HBOC, INC.

     Other Income, net includes interest income of $29.1 million, $21.7 million and $37.8 million and the Company's share in the net income (loss) from investments accounted for under the equity method of accounting of $5.9 million, $18.2 million and $14.6 million in fiscal 2001, 2000 and 1999, respectively.

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

     Derivative Financial Instruments. The Company's policy generally is to use financial derivatives only to manage exposure to fluctuations in interest and foreign currency exchange rates. The Company has entered into interest rate and currency swap agreements to hedge certain interest and currency rate risks which are accounted for using the settlement basis of accounting. Premiums paid on interest rate and currency swap agreements are deferred and amortized to interest expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument is settled. No gains or losses are recorded for movements in the swaps' values during the terms of the respective agreements. The interest rate swaps were terminated in February 2000. (See Financial Note 10).

     Employee Stock Options. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     New Accounting Pronouncements. In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's fiscal year 2002. The FASB further amended SFAS No. 133 to address implementation issues by issuing SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", in June 2000. The Company completed the inventory of potential derivative instruments and adopted SFAS No. 133 as of April 1, 2001. The adoption of this accounting standard did not materially impact the consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this accounting standard did not materially impact the consolidated financial statements.

                              MCKESSON HBOC, INC.

 2. ACQUISITIONS, INVESTMENTS AND DIVESTITURES

  Fiscal 2001 Acquisitions and Investments:

     In April 2000, the Company and three other health care product distributors announced an agreement to form the New Health Exchange (subsequently renamed "Health Nexis"). Health Nexis is an Internet-based company focused on information systems and other technology solutions to streamline communication, processing and management of product and contract data across the health care supply chain. The Company accounts for its 34% interest in Health Nexis under the equity method of accounting. In fiscal 2001, the Company invested $10.8 million in Health Nexis and recorded equity in the losses of Health Nexis of $5.0 million.

     In July 2000, the Company acquired MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in Company common stock and the assumption of $6 million of employee stock incentives. A charge of $2.1 million was recorded to write off the portion of the purchase price allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation that utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date. In connection with the restructure of the Company's former iMcKesson business in February, 2001 and based on the utilization of a discounted cash flow methodology, the Company recorded an impairment loss for the unamortized goodwill and intangibles balance as of March 31, 2001.

     In fiscal 2001, the Company also completed a number of smaller acquisitions including two medical-surgical distributors, nine distributors of first-aid products, a medical management business and an information technology business. The aggregate cost of these acquisitions, accounted for as purchases, totaled approximately $28.1 million. The aggregate excess of purchase price over the fair value of net assets acquired of $23.5 million is being amortized on a straight-line basis over periods ranging from 3 to 20 years. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates.

  Fiscal 2000 Acquisitions:

     On November 2, 1999, the Company completed the acquisition of Abaton.com, a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of approximately $8 million of employee stock incentives. A charge of $1.5 million was recorded to write off the portion of the purchase price of Abaton.com allocated to in-process technology for which technological feasibility had not been established as of the acquisition date and for which there were no alternative uses. The Company received an independent valuation that utilized a discounted cash flow methodology by product line to assist in valuing in-process and existing technologies as of the acquisition date. Goodwill and other intangibles related to the acquisition amounted to $101 million. In connection with the restructure of the Company's former iMcKesson business in February, 2001 and based on the utilization of a discounted cash flow methodology, the Company recorded an impairment loss for the unamortized goodwill and intangibles balance as of March 31, 2001.

     In fiscal 2000, the Company also made a number of smaller acquisitions including eight distributors of first-aid products, a provider of systems that adjudicate third party prescription claims and three health care information technology businesses. The aggregate cost of these acquisitions, accounted for as purchases, totaled approximately $34.1 million. The aggregate excess of the purchase price over the fair value of net assets acquired of $34.9 million is being amortized on a straight-line basis over periods ranging from 6 to

                              MCKESSON HBOC, INC.

20 years. The results of operations of the acquired businesses have been included in the consolidated financial statements since their respective acquisition dates.

  Fiscal 1999 Acquisitions:

     HBOC Acquisition

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

     In April 1999, the Company discovered improper accounting practices at HBOC. In July, 1999, the Audit Committee of the Company's Board of Directors completed an investigation into such matters which resulted in the previously reported restatement of the Company's historical consolidated financial statements related to HBOC (pre-acquisition) in fiscal 1999, 1998 and 1997. In fiscal 2000, the Company incurred costs in connection with the investigation and the resulting restatement of the historical consolidated financial statements, and pending litigation (see Financial Note 18) and recorded charges of $18.9 million for accounting and legal fees and other costs.

     Other Poolings of Interests

     In addition to the HBOC acquisition, the following acquisitions were accounted for under the pooling of interests method:

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

     In October 1998, the Company completed the acquisition of IMNET Systems, Inc., a provider of electronic information and document management solutions for the health care industry, for the equivalent, after application of the Exchange Ratio, of approximately 3.6 million shares of Company common stock and 0.6 million Company stock options.

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

                              MCKESSON HBOC, INC.

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

     Divestiture

     On February 29, 2000, the Company sold its wholly-owned subsidiary, McKesson Water Products Company (the "Water Products business") to Groupe Danone for approximately $1.1 billion in cash and recognized an after-tax gain of $515.9 million. The taxes related to this transaction were accrued in fiscal 2000 and paid in fiscal 2001. All of the net assets and results of operations of the Water Products business have been classified as discontinued operations and all prior years restated accordingly.

 3. GAIN (LOSS) ON INVESTMENTS

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

     In December 1999, the Company donated 250,000 shares of WebMD common stock to the McKesson HBOC Foundation and sold 2.0 million WebMD common shares. As a result of these events, the Company recognized gains related to the investment in WebMD of $242.8 million. In addition, other equity investments were sold in December 1999 at a gain of $20.3 million, and a $9.8 million charge was recorded in administrative expense to reflect the donation of the WebMD common stock to the McKesson HBOC Foundation. In January 2000, the Company recognized a gain of $5.9 million on the sale of its remaining investment in WebMD common shares.

     The estimated fair value of the WebMD warrants declined to $0.3 million as of March 31, 2001. As a result of the continued decline in the value, the Company recorded an other than temporary impairment loss on this investment of $93.1 million during the fiscal year. The Company also recorded an impairment loss of

                              MCKESSON HBOC, INC.

$35.6 million based upon its review of other equity and venture capital investments during the fiscal year. The impairment losses were partially offset by a gain of $7.8 million on the liquidation of another investment.

 4. RESTRUCTURING AND ASSET IMPAIRMENTS

     In fiscal 2001, 2000 and 1999, the Company recorded charges and adjustments for restructuring and asset impairments of $355.9 million, $232.7 million and $140.3 million, respectively. The major components of the charges are as follows:

                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Write-down of assets.....................................  $309.2    $234.2    $ 91.2
Other exit-related costs.................................    10.1      (5.7)     17.2
Severance................................................    36.6       4.2      31.9
                                                           ------    ------    ------
                                                           $355.9    $232.7    $140.3
                                                           ======    ======    ======

     A summary of the activity for severance and exit-related accruals from March 31, 1998 to March 31, 2001, by operating segment, follows:

                                       HEALTH CARE                HEALTH CARE
                                    SUPPLY MANAGEMENT        INFORMATION TECHNOLOGY           CORPORATE
                                 ------------------------   ------------------------   ------------------------
                                 SEVERANCE   EXIT-RELATED   SEVERANCE   EXIT-RELATED   SEVERANCE   EXIT-RELATED   TOTAL
                                 ---------   ------------   ---------   ------------   ---------   ------------   ------
                                                                      (IN MILLIONS)
BALANCE, MARCH 31, 1998........   $  9.6        $ 5.7         $ 0.5        $ 1.1         $  --         $ --       $ 16.9
Fiscal 1999 Charges............     22.3         17.2          12.6           --            --           --         52.1
Adjustments....................     (3.0)          --            --           --            --           --         (3.0)
Severance paid during the
  year.........................    (12.1)          --          (7.1)          --            --           --        (19.2)
Costs paid during the year.....       --         (3.9)           --         (0.5)           --           --         (4.4)
                                  ------        -----         -----        -----         -----         ----       ------
BALANCE, MARCH 31, 1999........     16.8         19.0           6.0          0.6            --           --         42.4
Fiscal 2000 Charges............      2.3          0.6           3.9          0.6            --           --          7.4
Adjustments....................     (1.2)        (6.9)         (0.8)          --            --           --         (8.9)
Severance paid during the
  year.........................    (10.7)          --          (4.2)          --            --           --        (14.9)
Costs paid during the year.....       --         (2.6)           --         (0.5)           --           --         (3.1)
                                  ------        -----         -----        -----         -----         ----       ------
BALANCE, MARCH 31, 2000........      7.2         10.1           4.9          0.7            --           --         22.9
Fiscal 2001 Charges............      9.5          2.6           3.3          8.5          24.7          0.3         48.9
Adjustments....................     (0.9)        (1.3)           --                         --           --         (2.2)
Severance paid during the
  year.........................     (5.8)          --          (4.7)          --            --           --        (10.5)
Costs paid during the year.....       --         (3.9)           --         (0.2)           --           --         (4.1)
                                  ------        -----         -----        -----         -----         ----       ------
BALANCE, MARCH 31, 2001........   $ 10.0        $ 7.5         $ 3.5        $ 9.0         $24.7         $0.3       $ 55.0
                                  ======        =====         =====        =====         =====         ====       ======

     The remaining balances at March 31, 2001 relate primarily to charges recorded in fiscal 2001 and 1999. The reserves for exit-related items consist primarily of remaining contract obligations and costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

                              MCKESSON HBOC, INC.

     A description of the restructuring and asset impairment charges in fiscal 2001, 2000 and 1999, by segment, follows:

  Fiscal 2001

HEALTH CARE SUPPLY MANAGEMENT

     In May 2000, the Company announced the formation of a new business unit, iMcKesson to focus on healthcare applications using the Internet and other emerging technologies. iMcKesson included selected assets from the former e-Health, Health Care Supply Management and Health Care Information Technology segments and acquisitions of strategic investments and businesses.

     In February 2001, the Company announced the restructuring of the iMcKesson business unit by moving responsibility for iMcKesson's medical management business to the Health Care Supply Management segment and the physician services business to the Health Care Information Technology segment.

     In connection with an assessment of these businesses, management decided to discontinue a product line and close an office in the United Kingdom. Asset impairment charges totaling $16.9 million were recorded, including $15.9 million for certain strategic investments held by the medical management business that became impaired during the year and $1.0 million primarily for capitalized software. A severance charge of $1.0 million was recorded related to the termination of approximately 70 employees primarily in customer service and administrative functions which will be paid in fiscal 2002. In addition, the Company recorded exit-related costs of $0.3 million and paid $0.2 million for contract termination fees and lease obligations remaining subsequent to termination of operations.

     Also during fiscal 2001, the Company announced its plans to close a call center. The Company recorded severance charges of $2.1 million related to the termination of approximately 114 employees, primarily in customer service functions, and exit-related costs of $0.2 million. During the year, severance of $1.6 million was paid to approximately 95 of those employees and the remainder will be paid in fiscal 2002.

     In addition, the Company closed a Health Care Supply Management pharmaceutical distribution center. In connection with this closure, the Company recorded charges of $0.7 million in asset impairments, $0.5 million for severance relating to the termination of 54 employees and $0.5 million for facility closing costs. The Company paid $0.4 million to 43 of those employees and $0.5 million of facility closing costs. The Company also recorded a severance charge of $0.5 million relating to the termination of 25 employees in the Health Care Supply Management pharmacy management business and paid $0.4 million to 20 of those employees.

     In the fourth quarter of fiscal 2001, the Company reviewed the operations and cost structure of its pharmaceutical services business resulting in the planned closures of two offices. The Company recorded $1.4 million in asset impairments, $2.5 million in severance charges and $1.6 million in exit-related costs. The severance charge relates to the termination of approximately 50 employees in customer service and administrative functions and will be paid in fiscal 2002. The exit-related costs are associated primarily with lease obligations remaining subsequent to the termination of operations. The Company also announced the consolidation of customer service centers in the medical-surgical business and a workforce reduction. This resulted in the planned termination of approximately 120 employees in customer service functions. The Company recorded severance charges of $2.9 million, of which $1.8 million will be paid in fiscal 2002, $0.6 million will be paid in fiscal 2003 and $0.5 million will be paid in fiscal 2004. The Company also reduced prior year severance reserves that were determined to be in excess by $0.9 million.

     In conjunction with restructuring plans provided for in prior fiscal years, during fiscal 2001, the Company closed two other pharmaceutical distribution centers, eight medical-surgical distribution centers and one medical-surgical sales office in the Health Care Supply Management segment. This resulted in the payment of

                              MCKESSON HBOC, INC.

$1.5 million in severance to approximately 80 terminated pharmaceutical distribution center and administrative employees. Also, the Company paid $1.8 million in severance to approximately 220 employees that were terminated in the medical-surgical business. In addition, the Company paid $3.2 million for costs incurred in connection with the distribution center closures and associated real estate property taxes, rents, utility and other costs for facilities subsequent to termination of operations in the Health Care Supply Management segment and reversed previously recorded exit-related reserves of $1.3 million. The Company plans to continue the previously announced distribution center closures, back-office reductions and workforce reductions in the Health Care Supply Management segment throughout fiscal 2002.

HEALTH CARE INFORMATION TECHNOLOGY

     In connection with the restructure of the former iMcKesson business, the Company discontinued certain physician services product offerings. This resulted in the recording of impairment charges totaling $120.2 million including $116.2 million for the write-off of goodwill and intangibles from the acquisitions of Abaton.com and MediVation. In addition, capitalized software costs of $2.9 million and fixed assets of $1.1 that are no longer going to be used were written off. Severance charges of $3.3 million relating to the termination of approximately 140 employees in development, customer service and administrative functions, was also recorded. Also, charges totaling $8.5 million for remaining contract obligations and lease liabilities continuing subsequent to termination of business was recorded.

     In addition, the Company's Health Care Information Technology segment revised estimates for software and services issues associated with pre-July 1999 software contracts and recorded an additional $161.1 million charge for estimated customer settlements (forgiveness of accounts receivable, customer credits and refunds). These customer settlements generally relate to product replacements as well as requirements for certain customers to upgrade computer hardware and software to accommodate new product releases.

     In the Health Care Information Technology segment, severance of $4.7 million was paid to approximately 240 employees that were terminated in fiscal 1999 and 2000 but have severance agreements that provide for payments through fiscal 2002. In addition, $0.2 million in exit-related costs was paid related to closed facilities in the Health Care Information Technology segment.

CORPORATE

     In connection with the previously discussed restructure of iMcKesson, the Company recorded asset impairment charges totaling $8.9 million. These charges include $7.2 million for investments that were impaired based upon declining market values and $1.7 million for the write-off of internal systems and fixed assets that will no longer be utilized. The Company also recorded severance charges of $24.7 million associated with the closure of iMcKesson's headquarters function. The severance charge relates to the termination of 8 employees in administrative functions, including the former CEO of iMcKesson. In addition, the Company recorded $0.3 million in exit-related costs associated with the shut down of iMcKesson's headquarters function.

     To reflect the charges discussed above, the Company recorded charges of $1.7 million in distribution expense and $2.1 million in research and development expense and $329.6 million in administrative expense and a $0.6 million reduction in selling expense. In addition, investment impairment charges of $23.1 million have been recorded in gain (loss) on investments.

  Fiscal 2000

HEALTH CARE SUPPLY MANAGEMENT

     In the fourth quarter of fiscal 2000, the Company reviewed the operations and cost structure of the Health Care Supply Management's medical-surgical business. This resulted in the planned closure of a sales

                              MCKESSON HBOC, INC.

office and a workforce reduction. The Company recorded a $0.6 million charge for exit-related costs and a severance charge of $2.3 million relating to the termination of approximately 200 employees primarily in warehouse, administrative and sales functions. During fiscal 2001, severance of $1.2 million was paid to approximately 160 employees under salary continuance agreements. The remaining severance will be paid in fiscal 2002.

     The Company also recorded a $0.2 million charge for obsolete equipment associated with certain discontinued products in the medical management business.

     In addition, the Company reassessed prior years' restructuring plans resulting in the decision to retain one of the six pharmaceutical distribution centers identified for closure in fiscal 1999, and to reduce the number of medical-surgical distribution center closures. The Company also announced and completed the closure of one additional pharmaceutical distribution center in fiscal 2000. The Company recorded $6.9 million and $1.2 million for net reductions of prior year-reserves for exit-related activities and severance, respectively, and charges of $1.5 million for additional asset impairments associated with closed distribution centers ($0.7 million for receivables and $0.8 million for inventories).

     In fiscal 2000, the Company completed the closures of three pharmaceutical distribution centers, including the additional distribution center mentioned above. In addition, the realignment of the sales organization was completed and certain back office functions were eliminated. This resulted in the termination of approximately 200 employees and the payment of $3.6 million in severance. The Company also completed the closures of three medical-surgical distribution centers and paid $1.0 million in severance to approximately 100 employees who were terminated in fiscal 1999 and 2000. In addition, the Company paid $2.6 million in costs incurred in connection with the distribution center closures and also real estate property taxes, rents, utility and other costs for the facilities subsequent to termination of operations. The Company plans to continue these closure activities throughout fiscal 2002.

HEALTH CARE INFORMATION TECHNOLOGY

     In the fourth quarter of fiscal 2000, the Company completed an assessment of the Health Care Information Technology's business and product portfolio. This resulted in the decision to reorganize the business and to discontinue overlapping or non-strategic product offerings. The Company recorded charges of $232.5 million for asset impairments. These included charges to write off $49.1 million of capitalized software development costs, $39.3 million of purchased software and $50.7 million of goodwill associated with the discontinued product lines. In addition, a $74.1 million reserve was recorded for customer settlements attributable to the discontinued product lines. The Company also recorded a $9.4 million loss on the disposition of a non-core foreign operation, and a $7.7 million charge for uncollectible unbilled receivables and $2.2 million charge for obsolete equipment associated with the discontinued products. Substantially all of the charges were non-cash asset write-offs except for the customer settlements. In addition, a charge of $0.6 million was recorded for costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations and other exit-related activities. In fiscal 2000, the Company paid $0.5 million in rent costs for office space abandoned in prior years.

     The Company also recorded a $3.9 million severance charge related to the product streamlining and reorganization. The fiscal 2000 charge relates to approximately 300 employees, primarily in product development and support and administrative functions who were terminated at the end of fiscal 2000. Substantially all of the severance was paid in fiscal 2001. In addition, the Company reduced prior-year severance reserves by $0.8 million, in this segment.

                              MCKESSON HBOC, INC.

     To reflect the items discussed above, charges of $0.8 million have been recorded in cost of sales and $234.8 million have been recorded in administrative expenses. In addition, the Company recorded $0.3 million and $2.6 million as reductions to selling expenses and distribution expenses, respectively.

  Fiscal 1999

HEALTH CARE SUPPLY MANAGEMENT

     In fiscal 1999, the Company identified six distribution centers for closure of which one distribution center was shut down by March 31, 1999. The Company recorded a charge of $25.5 million related to such closures. Of this charge, $21.7 million was required to reduce the carrying value of facility assets to their estimated fair value less disposal costs, and $3.8 million was related to computer hardware and software which will no longer be used at such facilities. Fair value was determined based on sales of similar assets, appraisals, and/or other estimates such as discounting of estimated future cash flows. Also related to such closures, a charge of $17.2 million was recorded for other exit-related costs. These primarily consist of costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations, as well as the write-off of costs related to duplicate assets which do not have future use by the Company. Of the above charges, $25.5 million were non-cash asset write-offs. Also, in connection with the previously discussed reassessment of this plan in fiscal 2000, the Company reduced exit-related reserves by $6.9 million, offset in part by additional asset impairments of $1.5 million.

     As part of this plan, the Company recorded a severance charge of $13.3 million for workforce reductions. The severance charge relates to the termination of approximately 1,000 employees, primarily in distribution centers and associated back-office functions. Severance of $2.7 million was paid during fiscal 1999 in connection with the termination of approximately 100 distribution center employees and $4.6 million was paid in fiscal 2000 to approximately 300 employees, primarily in distribution centers, sales and associated back-office functions. In fiscal 2001, $2.1 million was paid to approximately 150 employees primarily in distribution centers and associated back-office functions. In addition, $1.2 million in severance reserves, primarily associated with a reduction in estimated terminations of approximately 100 employees, was recorded as a reduction of expenses in fiscal 2000, as a result of the previously discussed reassessment of this restructuring plan. The Company also wrote off $23.5 million (non-cash) of computer hardware and software which were abandoned as the result of an acquisition during the year.

     In connection with acquisitions in the medical management business, plans for integration of the companies, workforce reductions and consolidation of facilities were completed. The Company recorded charges of $6.0 million (net of a $3.0 million reversal of severance obligations which were determined to be in excess) for severance related to the termination of 230 employees primarily in customer service, development and administrative functions. Severance of $2.8 million was paid in fiscal 1999, $6.1 million was paid in fiscal 2000 and $0.1 million was paid in fiscal 2001. In addition, the Company recorded charges of $12.0 million associated with the termination of royalty agreements because products subject to minimum royalty payments to third parties were replaced with acquired products and $4.3 million primarily for the write-off of capitalized software costs.

HEALTH CARE INFORMATION TECHNOLOGY

     In fiscal 1999, the Health Care Information Technology segment completed several acquisitions. In connection with these acquisitions, and the merger of HBOC with McKesson, plans were approved by management to consolidate facilities, reduce workforce and eliminate duplicate products and internal systems.

     In order to effect these plans, the Company identified workforce reductions, including both acquired company and Company personnel, and recorded severance costs of $12.6 million. The severance charge relates to the termination of approximately 320 employees, primarily in development and administrative functions. Severance of $6.6 million, $4.2 million and $1.0 million was paid during fiscal 1999, 2000 and 2001,

                              MCKESSON HBOC, INC.

respectively, primarily under salary continuance arrangements. Also, $0.8 million of excess severance reserves were reversed in fiscal 2000.

     In addition, duplicate facilities, products and internal systems were identified for elimination, resulting in charges of $5.9 million, relating principally to the write-off of capitalized costs and lease termination costs. In addition, following the HBOC Acquisition, the Company evaluated the performance of a foreign business and elected to shut down its facility. Charges of $11.6 million were recorded, principally related to the write-off of goodwill to fair value based on discounted cash flows. Revenues and net operating income for this foreign business were not significant in fiscal 1999. Certain investments became impaired during fiscal 1999 and were written down by $4.3 million to their net realizable values based primarily on discounted cash flows, and other reserves of $4.1 million were recorded to cover customer and other claims arising out of the acquisitions. Substantially all of the above charges were non-cash asset write-offs.

     The charges discussed above have been recorded in cost of sales, selling, distribution and administrative expenses. During fiscal 1999, there were no significant changes in estimates or recharacterizations of amounts from restructuring reserves recorded in prior years, except for the $3.0 million reversal described above.

 5. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     Trade receivables subject the Company to a concentration of credit risk with customers in the retail and institutional sectors. A significant proportion of the Company's increase in sales has been to a limited number of large customers. Consequently, the Company's credit concentration has increased. Accordingly, any defaults in payment by these large customers could have a significant negative impact on the Company's financial condition, results of operations and liquidity. At March 31, 2001, receivables from the Company's ten largest customers accounted for approximately 41% of total customer accounts receivable. Fiscal 2001 sales to, and March 31, 2001 receivables from, the Company's largest customer, Rite Aid Corporation, represented approximately 16% of consolidated sales and 10% of consolidated customer accounts receivable, respectively. Receivables from the Company's second largest customer represented approximately 11% of consolidated customer accounts receivable. No other customers represented greater than 10% of consolidated sales or customer accounts receivable.

     At March 31, 2001, the Company had an $850 million committed receivables sales facility which was fully available. The Company's accounts receivable sales program accommodated the sale by the Company in March, 1999 of $400.0 million of undivided interests in the Company's trade accounts receivable. The program qualifies for sale treatment under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and under SFAS No. 140, "Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabilities which replaces SFAS No. 125 effective in the Company's fiscal year 2002. The sales were recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions.

     The Company's Canadian subsidiary, Medis, has agreements with certain of its customers' financial institutions under which Medis has guaranteed the repurchase of certain inventory at a discount in the event the customers are unable to meet certain obligations to the financial institutions. Medis has also agreed to guarantee credit facilities for certain customers and the payment of a major customer's leases. The amounts related to these guarantees were approximately $22.8 million for credit facilities and $7.6 million for lease obligations at March 31, 2001.

     The Company's U.S. pharmaceutical distribution business has entered into agreements to provide loans to certain customers, some of which are on a revolving basis. As of March 31, 2001, a total of $94.2 million of these commitments remained outstanding and were reflected as other receivables and notes receivable on the

                              MCKESSON HBOC, INC.

consolidated balance sheet. Under the terms of the loans, the Company has a security interest in the assets of the customers. In addition, the Company has agreed to guarantee customer loans of $36.6 million.

 6. RECEIVABLES

                                                                  MARCH 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
                                                                (IN MILLIONS)
Customer accounts....................................  $3,298.8    $2,847.4    $2,290.0
Other................................................     564.3       462.0       442.6
                                                       --------    --------    --------
     Total...........................................   3,863.1     3,309.4     2,732.6
Allowances...........................................    (419.7)     (274.9)     (180.6)
                                                       --------    --------    --------
     Net.............................................  $3,443.4    $3,034.5    $2,552.0
                                                       ========    ========    ========

     The allowances are for uncollectible accounts, discounts, returns, refunds, customer settlements and other adjustments.

 7. INVENTORIES

     The LIFO method was used to value approximately 90%, 87% and 86% of the inventories at March 31, 2001, 2000 and 1999, respectively. Inventories before the LIFO cost adjustment, which approximates replacement cost, were $5,358.4 million, $4,397.2 million and $3,762.5 million at March 31, 2001, 2000 and 1999, respectively.

 8. PROPERTY, PLANT AND EQUIPMENT, NET

                                                                  MARCH 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
                                                                (IN MILLIONS)
Land.................................................  $   33.8    $   34.5    $   37.0
Building, machinery and equipment....................   1,225.2     1,115.1     1,029.1
                                                       --------    --------    --------
     Total property, plant and equipment.............   1,259.0     1,149.6     1,066.1
Accumulated depreciation.............................    (663.7)     (594.2)     (536.5)
                                                       --------    --------    --------
     Property, plant and equipment, net..............  $  595.3    $  555.4    $  529.6
                                                       ========    ========    ========

 9. DISCONTINUED OPERATIONS

     The net assets (liabilities) of discontinued operations were as follows:

                                                                    MARCH 31,
                                                             ------------------------
                                                             2001     2000      1999
                                                             -----    -----    ------
                                                                  (IN MILLIONS)
Total assets...............................................  $ 0.9    $ 0.9    $242.6
Total liabilities..........................................   (1.3)    (2.4)    (63.2)
                                                             -----    -----    ------
     Net assets (liabilities)..............................  $(0.4)   $(1.5)   $179.4
                                                             =====    =====    ======

     At March 31, 2001 and 2000, the net liabilities of discontinued operations are included in other current liabilities. Assets consist primarily of land held for sale and investments in affiliates. Liabilities consist primarily of other accrued liabilities.

                              MCKESSON HBOC, INC.

     At March 31, 1999, assets of discontinued operations consist primarily of receivables, inventory, property, plant and equipment and goodwill of the Water Products business. Liabilities of discontinued operations consist primarily of accounts payable and other accrued liabilities of the Water Products business.

     Results of discontinued operations were as follows:

                                                              YEARS ENDED MARCH 31,
                                                            -------------------------
                                                            2001      2000      1999
                                                            -----    ------    ------
                                                                  (IN MILLIONS)
Revenues..................................................  $  --    $366.3    $355.1
                                                            =====    ======    ======
Discontinued operations before income taxes...............  $(9.2)   $ 38.3    $ 40.1
Income taxes..............................................    3.6     (15.1)    (15.8)
                                                            -----    ------    ------
  Discontinued operations.................................   (5.6)     23.2      24.3
Gain on sale of Water Products business, net of tax of
  $333.9..................................................     --     515.9        --
                                                            -----    ------    ------
          Total...........................................  $(5.6)   $539.1    $ 24.3
                                                            =====    ======    ======

     Discontinued operations in fiscal 2000 and 1999 include the operations of the Water Products business.

10. LONG-TERM DEBT

                                                                  MARCH 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
                                                                (IN MILLIONS)
ESOP related debt....................................  $   88.9    $   99.9    $  115.5
4.50% Exchangeable subordinated debentures due March,
  2004...............................................       6.5        28.1        37.3
8.91% Series A Senior Notes due February, 2005.......     100.0       100.0          --
8.95% Series B Senior Notes due February, 2007.......      20.0        20.0          --
9.13% Series C Senior Notes due February, 2010.......     215.0       215.0          --
6.60% Notes due March, 2000..........................        --          --       175.0
6.875% Notes due March, 2002.........................     175.0       175.0       175.0
6.55% Notes due November, 2002.......................     125.0       125.0       125.0
6.30% Notes due March, 2005..........................     150.0       150.0       150.0
6.40% Notes due March, 2008..........................     150.0       150.0       150.0
7.65% Debentures due March, 2027.....................     175.0       175.0       175.0
5.375% IDRBs due through December, 2011..............       5.5         9.0         9.0
Capital lease obligations (averaging 8.5%)...........      16.0         9.9        19.0
Other, 7.0% to 10.0%, due through March, 2008........       2.8         3.1         3.7
                                                       --------    --------    --------
          Total Debt.................................   1,229.7     1,260.0     1,134.5
Less current portion.................................     194.1        16.2       195.3
                                                       --------    --------    --------
          Total Long-Term Debt.......................  $1,035.6    $1,243.8    $  939.2
                                                       ========    ========    ========

     The Company has a revolving credit agreement with several domestic and international banks whereby the banks commit $400 million borrowing availability at the reference rate (8% at March 31, 2001) or money market-based rates. The agreement expires in fiscal 2004. The Company has an additional $825 million available for general purposes under a facility with a duration of 364 days or less which is due to expire on October 9, 2001. At March 31, 2001, the Company had $1.225 billion of unused borrowing capacity under these agreements, which are used primarily to support commercial paper borrowings. In addition, the Company has an $850 million committed receivables sales facility, which was fully available as of March 31, 2001. The Company anticipates that this facility will be renewed prior to its termination date of June 15, 2001.

                              MCKESSON HBOC, INC.

     In fiscal 2000, the Company issued fixed-rate debt totaling $335.0 million. The 8.91% Series A notes mature on February 28, 2005, the 8.95% Series B notes mature on February 28, 2007 and the 9.13% Series C notes mature on February 28, 2010. Interest only is payable semiannually.

     Total interest payments were $114.5 million, $115.0 million and $117.8 million in fiscal 2001, 2000 and 1999, respectively.

     ESOP related debt (see Note 16) is payable to banks and insurance companies, bears interest at rates ranging from 8.6% fixed rate to approximately 89% of LIBOR or LIBOR +0.4% and is due in semi-annual and annual installments through 2009.

     In connection with the 4.5% exchangeable subordinated debentures, the March 31, 2001 marketable securities balance included $4.0 million held in trust as exchange property for the exchangeable subordinated debentures. Through March 31, 2001, the Company had repurchased $173.5 million of the exchangeable subordinated debentures.

     In fiscal 1998, the Company entered into two interest rate swap agreements, each with a notional principal amount of $150 million. The swaps were scheduled to mature in 2005 and 2008 and swap fixed interest payments of 6.30% and 6.40%, respectively, for floating interest payments based on a LIBOR index. These swaps included an imbedded interest rate cap of 7%. In February 2001, the Company paid $8.2 million to terminate the swaps. The termination fee is being amortized on the straight-line method over the remaining life of the underlying debt.

     In fiscal 1998, a subsidiary of the Company entered into a currency swap agreement to convert the $125 million proceeds from the issuance of senior notes to $173 million Canadian currency, which was used to pay down short-term borrowings of the Company's Canadian subsidiary, Medis. This swap matures on November 1, 2002.

     Certain debt agreements require the Company to maintain certain financial ratios, including a limitation that the Company's total debt not exceed 56.5% of total capitalization (total debt plus equity). At March 31, 2001, the Company was in compliance with its capitalization covenant and other financial covenants.

     Aggregate annual payments on long-term debt and capitalized lease obligations (see Financial Note 12) for the years ending March 31 are:

                                                        LONG-TERM    CAPITAL
                                                          DEBT       LEASES      TOTAL
                                                        ---------    -------    --------
                                                                 (IN MILLIONS)
2002..................................................  $  187.6      $ 6.5     $  194.1
2003..................................................     138.0        5.8        143.8
2004..................................................      14.1        2.9         17.0
2005..................................................     259.6        0.1        259.7
2006..................................................       7.9         --          7.9
Thereafter............................................     606.5        0.7        607.2
                                                        --------      -----     --------
          Total.......................................  $1,213.7      $16.0     $1,229.7
                                                        ========      =====     ========

11. CONVERTIBLE PREFERRED SECURITIES

     In February 1997, a wholly-owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder's option into McKesson HBOC common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of the Company's 5% Convertible Junior Subordinated Debentures due 2027 (the "Debentures"). The Debentures represent the sole assets of the trust. The Debentures mature

                              MCKESSON HBOC, INC.

on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by the Company at 103.0% of the principal amount.

     Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson HBOC common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by the Company at 103.0% of the liquidation amount.

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

12. LEASE OBLIGATIONS

     The Company leases facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $13.7 million, $9.1 million and $4.4 million at March 31, 2001, 2000 and 1999, respectively. Amortization of capital leases is included in depreciation expense.

     As of March 31, 2001, future minimum lease payments and sublease rentals in years ending March 31 are:

                                                                NON-         NON-
                                                             CANCELABLE   CANCELABLE
                                                             OPERATING     SUBLEASE    CAPITAL
                                                               LEASES      RENTALS     LEASES
                                                             ----------   ----------   -------
                                                                       (IN MILLIONS)
2002.......................................................    $ 83.3       $ 4.9       $ 7.3
2003.......................................................      72.0         3.4         6.3
2004.......................................................      56.9         1.5         3.1
2005.......................................................      46.8         1.0         0.2
2006.......................................................      40.1         0.4         0.1
Thereafter.................................................      84.3         0.7         1.0
                                                               ------       -----       -----
          Total minimum lease payments.....................    $383.4       $11.9        18.0
                                                               ======       =====
Less amounts representing interest.........................                               2.0
                                                                                        -----
          Present value of minimum lease payments..........                             $16.0
                                                                                        =====

     Rental expense was $108.7 million, $108.3 million and $110.0 million in fiscal 2001, 2000 and 1999, respectively.

     Most real property leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses in excess of base period amounts.

                              MCKESSON HBOC, INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     At March 31, 2001, 2000 and 1999, the carrying amounts of cash and cash equivalents, marketable securities, receivables, drafts payable, accounts payable -- trade and other liabilities approximate their estimated fair values because of the short maturity of these financial instruments. The estimated fair values of the Company's remaining financial instruments, as determined under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", were as follows:

                                                2001                   2000                   1999
                                        --------------------   --------------------   --------------------
                                                   ESTIMATED              ESTIMATED              ESTIMATED
                                        CARRYING     FAIR      CARRYING     FAIR      CARRYING     FAIR
                                         AMOUNT      VALUE      AMOUNT      VALUE      AMOUNT      VALUE
                                        --------   ---------   --------   ---------   --------   ---------
                                                                  (IN MILLIONS)
Long-term debt, including current
  portion.............................  $1,229.7   $1,231.1    $1,260.0   $1,180.9    $1,134.5   $1,145.8
Interest rate swaps -- unrealized
  gain/(loss).........................        --         --          --      (11.0)         --        3.7
Foreign currency rate swap............        --       17.5          --        5.6          --       12.6

     The estimated fair values of these instruments were determined based on quoted market prices or market comparables.

     The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of March 31, 2001, 2000 or 1999 or that will be realized in the future.

14. STOCKHOLDERS' EQUITY

     Before giving effect to the acquisitions accounted for as poolings of interests (see "Acquisitions, Investments and Divestitures" Financial Note 2), McKesson declared dividends of $0.435 per share and HBOC declared dividends of $0.04 per share, in fiscal year 1999.

     At March 31, 2001, 2000, and 1999, the Company was authorized to issue 100,000,000 shares of series preferred stock ($.01 par value) of which none were outstanding and 400,000,000 shares of common stock ($.01 par value) of which approximately 283,983,000 shares, 283,353,000 shares and 280,584,000 shares, respectively, were outstanding net of treasury stock.

     In October 1994, the Company's Board of Directors declared a dividend of one right (a "Right") for each then outstanding share of common stock and authorized the issuance of one Right for each share subsequently issued to purchase, upon the occurrence of certain specified triggering events, a unit consisting of one hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without limitation, the acquisition by another entity of 15% or more of the Company's common stock without the prior approval of the Company's Board. The Rights have certain anti-takeover effects and will cause substantial dilution to the ownership interest of a person or group that attempts to acquire the Company on terms not approved by the Board. The Rights expire in 2004 unless redeemed earlier by the Board. As a result of the two-for-one stock split in fiscal 1998, each share of common stock now has attached to it one-half of a Right.

                              MCKESSON HBOC, INC.

     The following is the calculation of the basic and diluted per-share computations for income (loss) from continuing operations:

                                                           INCOME
                                                           (LOSS)     SHARES     PER SHARE
                                                           -------    -------    ----------
                                                            (IN MILLIONS, EXCEPT PER SHARE
                                                                       AMOUNTS)
For the year ended March 31, 2001
Basic and Diluted EPS
  Loss from continuing operations........................  $(42.7)     283.1(1)    $(0.15)
                                                           ======      =====       ======
For the year ended March 31, 2000
Basic and Diluted EPS
  Income from continuing operations......................  $184.6      281.3(1)    $ 0.66
                                                           ======      =====       ======
For the year ended March 31, 1999
Basic and Diluted EPS
  Income from continuing operations......................  $ 60.6      275.2(1)    $ 0.22
                                                           ======      =====       ======

---------------
(1) The diluted share base for fiscal years 2001, 2000 and 1999 excludes 4.1 million shares, 2.9 million shares and 8.9 million shares related to options to purchase common stock, respectively, 5.4 million shares related to trust convertible preferred securities in fiscal 2001, 2000 and 1999, and 0.4 million shares and 0.3 million shares related to restricted stock in fiscal 2001 and 1999. Additionally, the income available to common stockholders excludes dividends on convertible preferred securities of $6.2 million in fiscal 2001, 2000 and 1999. These amounts are excluded due to their antidilutive effect.

     The Company has six stock option plans as of March 31, 2001. The Company has granted options to employees and non-employee directors of the Company as well as restricted stock awards to employees. The Company has also assumed approximately 35 option plans in connection with acquisitions. No new options are granted from these acquired companies' plans. Under the active plans, the Company was authorized to grant up to 77.2 million shares as of March 31, 2001.

     Options are generally granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant. Under the 1998 Canadian Stock Incentive Plan, the Company granted options at below market value to purchase 20,000 shares, 5,000 shares and 15,000 shares in fiscal 2001, 2000 and 1999, respectively. Most option grants under the 1997 Non-Employee Director's Equity compensation and Deferral Plan vest immediately. Other options generally vest over four years and all options expire ten years after the grant date.

                              MCKESSON HBOC, INC.

     The following is a summary of options outstanding at March 31, 2001:

                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    -------------------------------------   -----------------------
                                   WEIGHTED-                  NUMBER
                     NUMBER OF      AVERAGE     WEIGHTED-   OF OPTIONS    WEIGHTED-
                      OPTIONS      REMAINING     AVERAGE    EXERCISABLE    AVERAGE
     RANGE OF       OUTSTANDING   CONTRACTUAL   EXERCISE      AT YEAR     EXERCISE
 EXERCISE PRICES    AT YEAR END      LIFE         PRICE         END         PRICE
 ---------------    -----------   -----------   ---------   -----------   ---------
                                  (IN YEARS)
$  0.01 to $ 13.67   3,549,559        2.8        $  6.43     3,449,241     $  6.60
$ 13.68 to $ 27.35  13,814,005        7.9          21.40     4,859,252       21.80
$ 27.36 to $ 41.02  24,983,432        8.3          30.46     5,037,046       31.51
$ 41.03 to $ 54.70   2,530,834        6.1          47.73     2,400,459       47.86
$ 54.71 to $ 68.37   1,009,659        6.7          58.51       905,904       57.74
$ 68.38 to $ 82.05  13,577,457        7.6          72.95     7,720,628       72.92
$ 82.06 to $ 95.72     519,350        6.7          90.73       517,574       90.76
$ 95.73 to $109.39       1,341        5.5         101.12         1,341      101.12
$109.40 to $123.07     373,334        7.2         113.50       373,334      113.50
$123.08 to $136.74     373,334        7.2         136.74       373,334      136.74
                    ----------                              ----------
                    60,732,305        7.6          39.36    25,638,113       45.17
                    ==========                              ==========

     Expiration dates range from April 1, 2001 to March 28, 2011.

     As a result of the change of control of McKesson at the time of the HBOC Transaction on January 12, 1999, most options granted by McKesson which were outstanding on that date vested.

     The following is a summary of changes in the options for the stock option plans:

                                2001                       2000                       1999
                       -----------------------    -----------------------    -----------------------
                                     WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                      AVERAGE                    AVERAGE                    AVERAGE
                                     EXERCISE                   EXERCISE                   EXERCISE
                         SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                       ----------    ---------    ----------    ---------    ----------    ---------
Outstanding at
  beginning of
  year...............  56,275,715     $42.24      39,472,342     $55.11      24,156,651     $31.34
Granted..............  11,599,389      28.50      24,650,681      25.68      21,286,922      75.10
Exercised............  (1,149,465)     13.11      (1,212,262)     14.92      (3,762,649)     23.79
Canceled.............  (5,993,334)     50.42      (6,635,046)     63.23      (2,208,582)     41.21
                       ----------                 ----------                 ----------
Outstanding at year
  end................  60,732,305      39.36      56,275,715      42.24      39,472,342      55.11
                       ==========                 ==========                 ==========

     Pursuant to SFAS No. 123, the Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the consolidated financial statements for the stock option plans, except an insignificant amount related to the two Canadian grants noted above. Had compensation cost for the stock option plan been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provision of SFAS No. 123, net income (loss) and earnings
(loss) per share would have been as indicated in the table below. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma income (loss) from continuing operations may not be

                              MCKESSON HBOC, INC.

representative of compensation cost in subsequent years, when the effect of amortization of multiple awards would be reflected.

                                                                YEARS ENDED MARCH 31,
                                                           --------------------------------
                                                             2001         2000       1999
                                                           ---------    --------    -------
                                                            (IN MILLIONS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Income(loss) from continuing operations
  As reported............................................   $ (42.7)     $184.6      $60.6
  Pro forma..............................................    (179.4)       82.2       (6.7)
Earnings (loss) per common share -- basic and diluted
  As reported............................................   $ (0.15)     $ 0.66      $0.22
  Pro forma..............................................     (0.63)       0.29      (0.02)

     Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              YEARS ENDED MARCH 31,
                                                             ------------------------
                                                             2001      2000      1999
                                                             ----      ----      ----
Expected stock price volatility............................  48.5%     46.0%     32.4%
Expected dividend yield....................................  0.75%     1.50%     1.42%
Risk-free interest rate....................................   4.7%      6.1%      4.8%
Expected life (in years)...................................   5.0       5.0       5.0

     The weighted average grant date fair values of the options granted during 2001, 2000 and 1999 were $13.17, $11.33 and $24.06 per share, respectively.

     Other Capital included in stockholders' equity, includes notes receivable from certain of the Company's current or former officers and senior managers totaling $90.7 million, $94.5 million and $99.0 million at March 31, 2001, 2000 and 1999, respectively, related to purchases of Company common stock. Such notes were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. As of March 31, 2001, the value of the underlying stock collateral was $44.7 million. The notes bear interest at rates ranging from 4.7% to 8.0% and are due at various dates through February 2005.

15. INCOME TAXES

     The provision for income taxes related to continuing operations consists of the following:

                                                             YEARS ENDED MARCH 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
CURRENT
Federal..................................................  $ 52.4    $ 62.9    $112.8
State and local..........................................     8.2      19.8      12.8
Foreign..................................................    13.1      13.1       8.8
                                                           ------    ------    ------
          Total current..................................    73.7      95.8     134.4
                                                           ------    ------    ------
DEFERRED
Federal..................................................   (16.2)     30.5     (24.2)
State and local..........................................    (6.9)     (5.7)     (7.6)
Foreign..................................................     1.7       1.7      (1.2)
                                                           ------    ------    ------
          Total deferred.................................   (21.4)     26.5     (33.0)
                                                           ------    ------    ------
          Total provision................................  $ 52.3    $122.3    $101.4
                                                           ======    ======    ======

                              MCKESSON HBOC, INC.

     Foreign pre-tax earnings were $30.8 million, $40.5 million and $24.6 million in fiscal 2001, 2000 and 1999, respectively.

     The principal items accounting for the difference in income taxes on income from continuing operations before income taxes computed at the Federal statutory income tax rate and income taxes are as follows:

                                                             YEARS ENDED MARCH 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Income taxes at Federal statutory rate...................  $  5.5    $109.6    $ 58.9
State and local income taxes net of federal tax
  benefit................................................     0.9      14.5      11.9
Nondeductible acquisition costs..........................      --        --      34.8
Nondeductible amortization...............................    57.0       9.3      10.9
Nondeductible meals and entertainment....................     1.6       1.7       2.0
Nondeductible life insurance policy interest.............     0.8        --        --
Nontaxable income -- life insurance......................    (2.5)     (2.8)     (2.9)
Tax settlements..........................................   (12.9)       --      (8.6)
Dividends paid deduction -- ESOP allocated shares........    (0.5)     (0.5)     (1.0)
Tax-advantaged debt issuance.............................    (2.5)     (2.5)     (2.5)
Foreign tax (benefit)....................................     4.0       0.7      (1.0)
Dividends received from foreign investment...............     1.4       1.2       1.0
Foreign tax credit.......................................    (0.6)       --        --
Other -- net.............................................     0.1      (8.9)     (2.1)
                                                           ------    ------    ------
          Income taxes...................................  $ 52.3    $122.3    $101.4
                                                           ======    ======    ======

     Income tax payments were $330.5 million, $121.6 million and $175.8 million in fiscal 2001, 2000 and 1999, respectively.

     At March 31, 2001, the Company had $51.1 million in cumulative undistributed earnings of certain foreign subsidiaries. The Company's earnings from these foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been made for these earnings. These earnings could become subject to income tax if they were remitted to the Company as dividends or if a deemed distribution occurs. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign withholding tax.

                              MCKESSON HBOC, INC.

     As of March 31, the deferred tax balances consisted of the following:

                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                      (IN MILLIONS)
ASSETS
Receivable allowances.......................................  $ 159.3    $ 104.1    $  63.6
Deferred revenue............................................     40.2       39.9       65.1
Customer related allowances.................................     25.9       76.2       17.2
Compensation and benefit-related accruals...................     96.4       38.8       46.6
Costs associated with duplicate facility closures and
  workforce reductions related to acquired businesses.......       --       15.9        7.5
Tax benefit on unrealized loss..............................       --       23.8         --
Other.......................................................     28.0       21.8       36.1
                                                              -------    -------    -------
  Current...................................................    349.8      320.5      236.1
                                                              -------    -------    -------
Nondeductible accruals for:
  Postretirement and postemployment plans...................     24.0       87.7       66.5
  Deferred compensation.....................................     39.2       36.9       33.5
  Costs associated with facility closures, surplus
     properties and asset write-downs.......................     15.4        4.5       10.0
Intangibles.................................................     67.2       84.8       65.5
Investment valuation........................................     39.6        0.6        0.7
Loss and credit carryforwards...............................      6.9        7.1       67.0
Other.......................................................      2.8       11.3       16.6
                                                              -------    -------    -------
  Noncurrent................................................    195.1      232.9      259.8
                                                              -------    -------    -------
          Total.............................................  $ 544.9    $ 553.4    $ 495.9
                                                              =======    =======    =======
LIABILITIES
Basis differences for inventory valuation...................  $(251.0)   $(208.0)   $(192.3)
Other.......................................................    (10.6)      (0.6)      (1.2)
                                                              -------    -------    -------
  Current...................................................   (261.6)    (208.6)    (193.5)
                                                              -------    -------    -------
Accelerated depreciation....................................    (34.3)      (8.3)     (22.9)
Systems development costs...................................    (93.6)     (88.7)     (83.6)
Retirement plan.............................................    (28.8)     (30.3)     (17.3)
Other.......................................................     (4.2)     (11.0)      (8.9)
                                                              -------    -------    -------
  Noncurrent................................................   (160.9)    (138.3)    (132.7)
                                                              -------    -------    -------
          Total.............................................  $(422.5)   $(346.9)   $(326.2)
                                                              =======    =======    =======
          Total net current -- included in prepaid
            expenses........................................  $  88.2    $ 111.9    $  42.6
                                                              =======    =======    =======
          Total net noncurrent -- included in other
            assets..........................................  $  34.2    $  94.6    $ 127.1
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

                              MCKESSON HBOC, INC.

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

     The following tables provide a reconciliation of the changes in the Company-sponsored defined benefit retirement plan and executive supplemental retirement plans:

                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATIONS:
  Benefit obligation at beginning of year................  $317.7    $349.4    $312.0
  Service cost...........................................     1.6       2.0       0.7
  Interest cost..........................................    23.8      24.2      21.7
  Amendments.............................................    10.6       5.4      15.0
  Acquisitions...........................................      --        --      17.8
  Actuarial losses (gains)...............................     8.3     (27.8)     11.0
  Benefit payments.......................................   (32.0)    (35.5)    (28.8)
                                                           ------    ------    ------
  Benefit obligation at end of year......................  $330.0    $317.7    $349.4
                                                           ======    ======    ======
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year.........  $395.3    $310.9    $294.0
  Actual return on plan assets...........................    12.9     110.0      42.5
  Employer contributions.................................     4.9       9.9       5.3
  Expenses paid..........................................    (4.9)       --      (2.1)
  Benefits paid..........................................   (32.0)    (35.5)    (28.8)
                                                           ------    ------    ------
  Fair value of plan assets at end of year...............  $376.2    $395.3    $310.9
                                                           ======    ======    ======
FUNDED STATUS:
  Funded status at end of year...........................  $ 46.2    $ 77.6    $(38.5)
  Unrecognized net actuarial (gain) loss.................   (25.0)    (66.0)     30.1
  Unrecognized prior service cost........................     6.8       6.1       1.2
  Unrecognized prior service cost-plan amendments........      --        --      23.0
                                                           ------    ------    ------
  Prepaid benefit cost...................................  $ 28.0    $ 17.7    $ 15.8
                                                           ======    ======    ======

     The following table provides the amounts recognized in the Company's consolidated balance sheet:

                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Prepaid benefit cost.....................................  $ 70.7    $ 48.2    $ 38.5
Accrued benefit cost.....................................   (42.8)    (30.5)    (22.7)
Intangible asset.........................................     6.8       6.0      24.2
Minimum pension liability-net of tax of $5.3, $6.1, and
  $6.2...................................................    (8.2)     (9.3)     (9.6)
                                                           ------    ------    ------
Net amount recognized....................................  $ 26.5    $ 14.4    $ 30.4
                                                           ======    ======    ======

                              MCKESSON HBOC, INC.

     The following table provides components of the net periodic pension expense (income) for the Company sponsored defined benefit retirement plan and executive supplemental retirement plans:

                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Service cost -- benefits earned during the year..........  $  1.6    $  2.0    $  0.7
Interest cost on projected benefit obligation............    23.9      24.2      21.7
Return on assets.........................................   (37.4)    (29.3)    (27.6)
Amortization of unrecognized loss and prior service
  costs..................................................    (3.3)      2.7       1.1
Amortization of unrecognized net transition asset........      --        --      (0.3)
Immediate recognition of pension cost(1).................     9.1       8.3        --
                                                           ------    ------    ------
  Net pension expense (income)...........................  $ (6.1)   $  7.9    $ (4.4)
                                                           ======    ======    ======

---------------
(1) Primarily associated with changes in executive management, based on the terms of employment contracts.

     Assets of the plans are measured on a calendar year basis.

     The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service life. Costs are funded based on the recommendations of independent actuaries. The projected benefit obligations for Company-sponsored plans were determined using discount rates of 7.5% at December 31, 2000, 7.75% at December 31, 1999 and 7% at December 31, 1998 and an assumed increase in future compensation levels of 4.0% for all periods presented. The expected long-term rate of return on assets used to determine pension expense was 9.75% for all periods.

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

     After-tax ESOP expense, including interest expense on ESOP debt, was $10.5 million, $12.4 million and $1.4 million, in fiscal 2001, 2000 and 1999, respectively. The higher ESOP expense in fiscal 2001 and 2000 was required to maintain a desired level of benefits provided to employees despite a decline in the stock price. Additional tax benefits received on dividends paid on unallocated shares of $0.9 million, $1.1 million and $2.2 million in fiscal 2001, 2000 and 1999, respectively, have been credited directly to retained earnings in accordance with SFAS No. 109. Contribution expense for the PSIP in fiscal 2001, 2000 and 1999 was all ESOP related and is reflected in the amounts above. Approximately 1.5 million, 2.6 million and 0.6 million common shares were allocated to plan participants in fiscal 2001, 2000 and 1999, respectively.

     Through March 31, 2001, 16.2 million common shares have been allocated to plan participants. At March 31, 2001, 8.1 million common shares in the ESOP Trust had not been allocated to plan participants.

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

     Expenses for postretirement health care and life insurance benefits consisted of the following:

                                                              2001     2000     1999
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Service cost -- benefits earned during the period...........  $ 0.7    $ 1.1    $ 0.9
Interest cost on projected benefit obligation...............    9.1      8.1      8.4
Amortization of unrecognized gain and prior service costs...   (0.9)    (0.9)    (0.9)
Recognized actuarial loss (gain)............................    4.0     (0.3)    (4.0)
Settlement gain.............................................     --       --     (4.0)
                                                              -----    -----    -----
          Total.............................................  $12.9    $ 8.0    $ 0.4
                                                              =====    =====    =====

     The following table presents a reconciliation of the postretirement health care and life insurance benefits obligation at March 31:

                                                         2001       2000       1999
                                                        -------    -------    -------
                                                                (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year.............  $ 123.0    $ 120.7    $ 120.2
  Service cost........................................      0.7        1.1        0.9
  Interest cost.......................................      9.1        8.1        8.4
  Actuarial loss......................................     14.5        5.4        7.5
  Settlement..........................................       --         --       (4.0)
  Benefits paid.......................................    (14.0)     (12.3)     (12.3)
                                                        -------    -------    -------
  Benefit obligation at end of year...................  $ 133.3    $ 123.0    $ 120.7
                                                        =======    =======    =======
FUNDED STATUS
  Funded status at end of year........................  $(133.3)   $(123.0)   $(120.7)
  Unrecognized actuarial loss.........................     20.6       10.0        4.4
  Unrecognized prior service cost.....................     (6.1)      (7.0)      (8.0)
                                                        -------    -------    -------
  Accrued post-retirement benefit obligation..........  $(118.8)   $(120.0)   $(124.3)
                                                        =======    =======    =======

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation was 5.0% for all periods presented. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by one percentage point would increase the accumulated postretirement health care and life insurance obligation as of March 31, 2001 by $7.7 million and the related fiscal 2001 aggregate service and interest costs by $0.7 million. Decreasing the trend rate by one percentage point would reduce the accumulated postretirement health care and life insurance obligation as of March 31, 2001 by $7.3 million and the related fiscal 2001 aggregate service and interest cost by $0.6 million. The discount rates used in determining the accumulated postretirement benefit obligation were 7.5%, 7.75% and 7% at March 31, 2001, 2000 and 1999, respectively.

     The Company has an employee discount stock purchase plan for eligible employees. Under the plan, participants may authorize payroll deductions of up to 15% of their total cash compensation to purchase the Company's common stock at a 15% discount. The plan has 24-month offering periods with purchases made

                              MCKESSON HBOC, INC.

every 6 months. Purchases are made at the lesser of the closing stock price on the first day of the offering period or each purchase date.

17. SEGMENTS OF BUSINESS

     The Company's operating segments include Health Care Supply Management and Health Care Information Technology. In evaluating financial performance, management focuses on operating profit as a segment's measure of profit or loss. Operating profit is income before interest expense, corporate interest income, taxes on income, and allocation of certain corporate revenues and expenses. The Company's Corporate segment is included in the presentation of reportable segment information since certain revenues and expenses of this division are not allocated separately to the operating segments.

     The Health Care Supply Management segment includes the Company's U.S. pharmaceutical, health care products and medical-surgical supplies distribution businesses. U.S. Health Care Supply Management operations also include the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacies, medical management services and tools to payors and providers, marketing and other support services to pharmaceutical manufacturers, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. Health Care Supply Management also includes the Company's international distribution operations (including Canada and an equity interest in a Mexican pharmaceutical distribution business).

     The Health Care Information Technology segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care, payor and strategic management software solutions, as well as networking technologies, including wireless capabilities, electronic commerce, outsourcing and other services to health care organizations throughout the U.S. and certain foreign countries.

     The Corporate segment includes expenses associated with corporate functions and projects, certain employee benefits, the investment in Health Nexis and an inter-segment elimination in fiscal 1999.

     During fiscal 2001, the Company announced the formation of a new business segment, iMcKesson, to focus on healthcare applications using the Internet and other emerging technologies. iMcKesson included selected net assets from the former e-Health, Health Care Supply Management and Health Care Information Technology segments and fiscal 2001 acquisitions of strategic investments and businesses. Subsequently, in February 2001, the Company announced the restructuring of the iMcKesson business unit by moving responsibility for iMcKesson's medical management business to the Health Care Supply Management segment and the physician services business to the Health Care Information Technology segment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                              MCKESSON HBOC, INC.

     Financial information relating to the Company's reportable operating segments as of and for the years ended March 31, is presented below:

                                                              2001         2000         1999
                                                            ---------    ---------    ---------
                                                                       (IN MILLIONS)
REVENUES
Health Care Supply Management.............................  $41,077.3    $35,666.5    $28,662.8
Health Care Information Technology........................      930.4      1,018.4      1,308.2
Corporate.................................................        2.3          2.1         (0.1)(1)
                                                            ---------    ---------    ---------
          Total...........................................  $42,010.0    $36,687.0    $29,970.9
                                                            =========    =========    =========
OPERATING PROFIT
Health Care Supply Management(2)..........................  $   665.1    $   536.5    $   359.8
Health Care Information Technology........................     (295.1)      (214.1)       (49.8)
                                                            ---------    ---------    ---------
          Total...........................................      370.0        322.4        310.0
Interest -- net(3)........................................     (102.7)      (107.3)       (90.4)
Corporate.................................................     (251.5)        98.0        (51.4)
                                                            ---------    ---------    ---------
  Income from continuing operations before taxes on income
     and dividends on preferred securities of subsidiary
     trust................................................  $    15.8    $   313.1    $   168.2
                                                            =========    =========    =========
SEGMENT ASSETS -- AT YEAR-END
Health Care Supply Management.............................  $10,067.4    $ 8,644.8    $ 7,052.8
Health Care Information Technology........................      558.9        778.8      1,040.4
                                                            ---------    ---------    ---------
          Total...........................................   10,626.3      9,423.6      8,093.2
Corporate
  Cash, cash equivalents and marketable securities........      445.6        605.9        261.9
  Other...................................................      458.0        343.4        664.9
                                                            ---------    ---------    ---------
          Total...........................................  $11,529.9    $10,372.9    $ 9,020.0
                                                            =========    =========    =========
DEPRECIATION AND AMORTIZATION(4)
Health Care Supply Management.............................  $   139.5    $   117.4    $    90.0
Health Care Information Technology........................      101.7        101.1         84.8
Corporate.................................................        4.9          4.1          5.8
                                                            ---------    ---------    ---------
          Total...........................................  $   246.1    $   222.6    $   180.6
                                                            =========    =========    =========
EXPENDITURES FOR LONG-LIVED ASSETS
Health Care Supply Management.............................  $    90.9    $    99.0    $   105.0
Health Care Information Technology........................       26.5         43.3         71.4
Corporate.................................................       41.5          2.8         22.8
                                                            ---------    ---------    ---------
          Total...........................................  $   158.9    $   145.1    $   199.2
                                                            =========    =========    =========
REVENUES BY PRODUCTS AND SERVICES
Health Care Supply Management
  Pharmaceutical Distribution and Services................  $38,227.8    $32,960.4    $26,371.3
  Medical-Surgical Distribution and Services..............    2,849.5      2,706.1      2,291.5
Health Care Information Technology
  Software................................................      133.6        144.0        267.7
  Services................................................      712.2        782.0        832.0
  Hardware................................................       84.6         92.4        208.5
Corporate.................................................        2.3          2.1         (0.1)(1)
                                                            ---------    ---------    ---------
          Total...........................................  $42,010.0    $36,687.0    $29,970.9
                                                            =========    =========    =========

                              MCKESSON HBOC, INC.

---------------
(1) Net of $3.0 million inter-segment elimination related to a Health Care Information Technology segment software sale to the Health Care Supply Management segment for use in that segment's consulting and outsourcing business.

(2) Includes $5.9 million, $16.9 million and $13.3 million of net pre-tax earnings from equity investments in fiscal 2001, 2000 and 1999, respectively.

(3) Interest expense is shown net of corporate interest income.

(4) Includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

     Revenues, operating profit and long-lived assets by geographic areas:

                                                      2001         2000         1999
                                                    ---------    ---------    ---------
                                                               (IN MILLIONS)
REVENUES
United States.....................................  $39,244.1    $34,324.1    $27,908.4
International(1)..................................    2,765.9      2,362.9      2,062.5
                                                    ---------    ---------    ---------
          Total...................................  $42,010.0    $36,687.0    $29,970.9
                                                    =========    =========    =========
OPERATING PROFIT
United States.....................................  $   341.4    $   274.8    $   269.2
International(1)..................................       28.6         47.6         40.8
                                                    ---------    ---------    ---------
          Total...................................  $   370.0    $   322.4    $   310.0
                                                    =========    =========    =========
LONG-LIVED ASSETS, AT YEAR END
United States.....................................  $   559.0    $   515.6    $   491.1
International(1)..................................       36.3         39.8         38.5
                                                    ---------    ---------    ---------
          Total...................................  $   595.3    $   555.4    $   529.6
                                                    =========    =========    =========

---------------
(1) International primarily represents a wholly-owned subsidiary which distributes pharmaceuticals in Canada, an equity investment in a pharmaceutical distributor in Mexico, and an information technology businesses in the United Kingdom and Europe.

18. OTHER COMMITMENTS AND CONTINGENT LIABILITIES

  I. Accounting Litigation

     Since the Company's announcements in April, May and July of 1999 that the Company had determined that certain software sales transactions in its Information Technology Business Unit, formerly HBOC, were improperly recorded as revenue and reversed, as of April 30, 2001, eighty-five lawsuits have been filed against the Company, certain of the Company's or HBOC's current or former officers or directors, and other defendants including, Bear Stearns & Co., Inc. ("Bear Stearns"), and Arthur Andersen LLP ("Arthur Andersen").

     A. Federal Actions

     Sixty-five of these actions have been filed in Federal Court (the "Federal Actions"). Of these, fifty-nine were filed in the U.S. District Court for the Northern District of California, one in the Northern District of Illinois (which has been voluntarily dismissed without prejudice), one in the Northern District of Georgia (which has been transferred to the Northern District of California), one in the Eastern District of Pennsylvania (which has been transferred to the Northern District of California), two in the Western District

                              MCKESSON HBOC, INC.

of Louisiana (which have been transferred to the Northern District of California) and one in the District of Arizona (which has been transferred to the Northern District of California).

     On November 2, 1999, the Honorable Ronald M. Whyte of the Northern District of California issued an order consolidating fifty-three of these actions into one action entitled In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the "Consolidated Action"), and by order dated December 22, 1999, appointed the New York State Common Retirement Fund as lead plaintiff ("Lead Plaintiff") and approved Lead Plaintiffs' choice of counsel. Judge Whyte's November 2, 1999 order also provided that related cases transferred to the Northern District of California shall be consolidated with the Consolidated Action. Judge Whyte's December 22 order also consolidated an individual action, Jacobs v. McKesson HBOC, Inc. et al. (C-99-21192 RMW), with the Consolidated Action. On September 21, 2000, the plaintiffs in Jacobs filed an individual action in the Northern District of California entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW), which is to be consolidated with the Consolidated Action and which purports to state claims under Sections 11 and 12(2) of the Securities Act of 1933 ("Securities Act"), Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and various state law causes of action. By order dated February 7, 2000, Judge Whyte coordinated a class action alleging ERISA claims, Chang v. McKesson HBOC, Inc. et al. (Case No. C-00-20030 RMW) and a shareholder derivative action that had been filed in the Northern District under the caption Cohen v. McCall et. al. (Case No. C-99-20916 RMW) with the Consolidated Action.

     Lead Plaintiff filed an Amended and Consolidated Class Action Complaint (the "ACCAC") on February 25, 2000. The ACCAC generally alleged that defendants violated the federal securities laws in connection with the events leading to the Company's announcements in April, May and July, 1999. On September 28, 2000, Judge Whyte dismissed all of the ACCAC claims against McKesson under Section 11 of the Securities Act with prejudice, dismissed a claim under Section 14(a) of the Exchange Act with leave to amend and declined to dismiss a claim against McKesson under Section 10(b) of the Exchange Act.

     On November 14, 2000, Lead Plaintiff filed its Second Amended and Consolidated Class Action Complaint ("SAC"). As with its ACCAC, Lead Plaintiff's SAC generally alleges that the defendants named therein violated the federal securities laws in connection with the events leading to the Company's announcements in April, May and July, 1999. The SAC names the Company, HBOC, certain current or former officers or directors of the Company or HBOC, Arthur Andersen and Bear Stearns as defendants. The SAC purports to state claims against the Company under Sections 10(b) and 14(a) of the Exchange Act.

     On January 18, 2001, the Company filed a motion to dismiss the claim under
Section 14(a) of the Exchange Act in its entirety, and the claim under Section 10(b) of the Exchange Act to the extent it is based on the statements or conduct of the Company prior to the Merger. HBOC also filed its own motion to dismiss the claim based on Section 14(a) of the Exchange Act insofar as that claim is asserted on behalf of McKesson shareholders. Those motions were heard on March 23, 2001, and Judge Whyte has not yet issued an order.

     On January 11, 2001, the Company filed an action in the U.S. District Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for Company shares in the Merger, McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al. (Case No. C01-20021 RMW) (the "Complaint and Counterclaim"). In the Complaint and Counterclaim, the Company alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, the Company seeks to recover the "unjust enrichment" received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the Merger. The Company does not allege any wrongdoing by these shareholders. Lead Plaintiff's motion to dismiss the Complaint and Counterclaim was heard on March 23, 2001, and Judge Whyte has not yet issued an order.

                              MCKESSON HBOC, INC.

     Two other individual actions, Bea v. McKesson HBOC, Inc. et al. (Case No. C-0020072 RMV), and Cater v. McKesson Corporation et al. (Case No. C-00-20327
RMW), have also been filed in the Northern District of California. By stipulation, Bea has been consolidated with the Consolidated Action and Cater has been stayed pending resolution of the Company's motion to dismiss the Consolidated Complaint. One other individual action, Baker v. McKesson HBOC, Inc. et al. (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. The Company moved to transfer Baker to the Northern District of California, together with a parallel state court action, Baker v. McKesson HBOC, Inc. et al. (filed as Case No. 199018; Case No. CV-00-0522 after removal), which had been removed to federal court. Both of the Baker cases have been transferred to the Northern District of California where they have been consolidated with the Consolidated Action. An additional action, Rosenberg v. McCall et al. (Case No. 1:99-CV-1447 JEC) was filed in the Northern District of Georgia and subsequently transferred to the Northern District of California, but that action names only two former officers and does not name the Company. Finally, on July 24, 2000, an action captioned Hess v. McKesson HBOC, Inc. et al. was filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company ("Ephrata") who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January, 1999. On August 24, 2000, the Company removed the Hess action to the United States District Court for the District of Arizona, and on March 28, 2001, the District Court in Arizona granted the Company's motion to transfer the case to the Northern District of California.

     B. State Actions

     Twenty actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the "State Actions"). Like the Consolidated Action, the State Actions generally allege misconduct by the defendants in connection with the events leading to the Company's need to restate its financial statements.

     Two of the State Actions are derivative actions: Ash, et al. v. McCall, et al. (Case No. 17132), filed in the Delaware Chancery Court and Mitchell v. McCall et al. (Case. No. 304415), filed in California Superior Court, City and County of San Francisco. The Company moved to dismiss both of these actions and to stay the Mitchell action in favor of the earlier filed Ash and Cohen derivative actions. Plaintiffs in Mitchell agreed to defer any action by the court on the Company's motions pending resolution of the Company's dismissal motions in Ash. On September 15, 2000, the Ash court dismissed all causes of action with leave to replead certain of the dismissed claims, and on January 22, 2001, the Ash plaintiffs filed a Third Amended Complaint which is presently the subject of the Company's motions to dismiss.

     Five of the State Actions are class actions. Three of these were filed in Delaware Chancery Court: Derdiger v. Tallman et al. (Case No. 17276), Carroll v. McKesson HBOC, Inc. (Case No. 17454), and Kelly v. McKesson HBOC, Inc., et al. (Case No. 17282 NC). Two additional actions were filed in Delaware Superior
Court: Edmondson v. McKesson HBOC, Inc. (Case No. 99-951) and Caravetta v. McKesson HBOC, Inc. (Case No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. The Company has removed Edmondson to Federal Court in Delaware where plaintiffs have filed a motion to remand, which is pending. The Company's motions to stay the Derdiger and Caravetta actions in favor of proceedings in the federal Consolidated Action have been granted.

     Thirteen of the State Actions are individual actions which have been filed in various state courts. Four of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al. (Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269), and Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747). In Yurick, the trial court sustained the Company's demurrer to the original complaint without leave to amend with respect to all causes of action, except the claims for common

                              MCKESSON HBOC, INC.

law fraud and negligent misrepresentation as to which amendment was allowed. The Court also stayed Yurick pending the commencement of discovery in the Consolidated Action, but allowed the filing of an amended complaint. The Company's demurrer to that amended pleading was heard on May 23, 2001 and no order has yet been issued. On May 23, 2001, the California Court of Appeals affirmed the Yurick trial court's order dismissing claims against certain of the individual defendants in the action without leave to amend. The Oregon, Utah and Minnesota actions referenced above are individual securities actions filed in the California Superior Court for the City and County of San Francisco by out-of-state pension funds. Plaintiffs in each of those actions are in the process of filing amended complaints, and action on the Company's motions seeking stays of those actions and demurrers to the prior complaints has been suspended pending defendants' responses to those amended pleadings.

     Ten individual actions have been filed in various state courts outside of California. Five of these cases have been filed in Georgia state courts: Moulton
v. McKesson HBOC, Inc. et al. (Case No. 98-13176-9), involving a former HBOC employee's claim for unpaid commissions, claims under Georgia's securities and racketeering laws, as well as various common law causes of action, has been settled and dismissed with prejudice. Powell v. McKesson HBOC, Inc. et al. (Case No. 1999CV-15443), involving a former HBOC employee's claims for unpaid commissions, claims under Georgia's securities and racketeering laws, as well as various common law causes of action, was dismissed by plaintiff and refiled as Case No. 2000-CV-27864 and the Company's motions to dismiss or stay that action are presently pending. In Adler v. McKesson HBOC, Inc. (Case No. 99-C-7980-3), a former HBOC shareholder asserts a claim for common law fraud. The Georgia Court of Appeals has granted interlocutory review of an order issued in Adler and the prior June, 2001, trial date has been vacated. Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Case No.00 VS 010469A) and Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Case No. 00 VS-010801) are related actions brought on behalf of individual shareholders and are based on Georgia securities, racketeering and common law claims. The Company has moved to stay both the Suffolk and Curran actions in favor of proceedings in the federal Consolidated Action. Those motions have been heard by the Court and no order has yet been issued.

     Three individual state court cases have been filed outside of California. Grant v. McKesson HBOC, Inc. (C.A. No. 99-03978) was filed on May 12, 1999 in the Pennsylvania Court of Common Pleas, Chester County. The Grant case relates to the Company's acquisition of Keystone/Ozone Pure Water Company ("Keystone"). Plaintiffs are former shareholders of Keystone who received McKesson shares in exchange for their shares in Keystone pursuant to a merger agreement between plaintiffs, McKesson and a McKesson subsidiary. On March 6, 2001, the Court denied the Company's motion to stay and dismissed with prejudice all plaintiffs' claims except for those based on breach of contract and negligent misrepresentation. The Company answered the Grant complaint on March 26, 2001. On September 28, 1999, an action was filed in Delaware Superior Court under the caption Kelly v. McKesson HBOC, Inc. et al. (C.A. No. 99C-09-265 WCC). Plaintiffs in Kelly are former shareholders of KWS&P/SFA, Inc., which merged into the Company after the Merger. Plaintiffs assert claims under the federal securities laws, as well as claims for breach of contract and breach of the duty of good faith and fair dealing. The Company's motion to dismiss and plaintiffs' motion for summary judgment remain pending before the Court. On October 19, 1999, an individual action was filed in Colorado District Court, Boulder County, under the caption American Healthcare Fund II v. HBO & Company et al. (Case No. 00-CV-1762). Plaintiffs in American Healthcare are former shareholders of Access Health, Inc., a company acquired by HBOC prior to the Merger, and assert claims for breach of the merger contract and related claims. The Company has answered an amended complaint and filed a counterclaim against the plaintiffs alleging that, as HBOC shareholders exchanging HBOC shares for McKesson shares in the Merger, plaintiffs were unjustly enriched. Discovery has commenced and trial is currently set for September 10, 2001.

     The previously reported investigations by the United States Attorney's Office and the Securities and Exchange Commission are continuing. On May 15, 2000, the United States Attorney's Office filed a one-

                              MCKESSON HBOC, INC.

count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC Officer, Albert J. Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On that same date, a civil complaint was filed by the Securities and Exchange Commission against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa (Securities and Exchange Commission v. Gilbertson, et al., Case No. C-00-3570.) Mr. DeRosa has settled with the Securities Exchange Commission without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of California against Messrs. Gilbertson and Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505).

     The Company does not believe it is feasible to predict or determine the outcome or resolution of the Accounting Litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.

  II. Other Litigation and Claims:

     In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of the Company's business. These include:

     A. Antitrust Matters

     The Company currently is a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases have been coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of a consolidated class action (the "Federal Class Action") as well as approximately 109 additional actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the "Individual Actions"). There are numerous other defendants in these actions including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail order pharmacies, managed care organizations and other institutional buyers. On January 19, 1999, the District Court entered its written opinion and judgment granting defendants' motion for a judgment as a matter of law. On July 13, 1999, the Seventh Circuit affirmed the District Court's judgment as to the dismissal of the claims against the wholesalers. The wholesalers' motion for summary judgment in the Individual Actions has been granted. Plaintiffs have appealed to the Seventh Circuit. Most of the individual cases brought by chain stores have been settled.

     State court antitrust cases against the Company are currently pending in California and Mississippi. The state cases are based on essentially the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case in Superior Court for the State of California, City and County of San Francisco is referred to as Coordinated Special Proceeding, Pharmaceutical Cases I, II & III. The case is trailing MDL 997. A case filed in Santa Clara County (Paradise Drugs, et al. v. Abbott Laboratories, et al., Case No. CV793852) was coordinated with the case pending in San Francisco. The case in Mississippi (Montgomery Drug Co., et al. v. The Upjohn Co., et al.) is pending in the

                              MCKESSON HBOC, INC.

Chancery Court of Prentiss County Mississippi. The Chancery Court has held that the case may not be maintained as a class action.

     In each of the cases, plaintiffs seek remedies in the form of injunctive relief and unquantified monetary damages, attorneys' fees and costs. Plaintiffs in the California cases also seek restitution. In addition, treble damages are sought in the Federal Class Action, the Individual Actions and the California case, and statutory penalties of $500 per violation are sought in the Mississippi case. The Company has entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that the Company (together with the other wholesale distributor defendants) will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

     B. FoxMeyer Litigation

     In January 1997, the Company and twelve pharmaceutical manufacturers (the "Manufacturer Defendants") were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson, et al. (Case No. 97 00311) filed in the District Court in Dallas County, Texas ("the Texas Action"). Plaintiff (the parent corporation of FoxMeyer Drug Company and FoxMeyer Corporation, collectively "FoxMeyer Corporation") has alleged that, among other things, the Company (i) defrauded Plaintiff, (ii) competed unfairly and tortiously interfered with FoxMeyer Corporation's business operations, and (iii) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation's business, restrain trade and monopolize the marketplace, and allow the Company to purchase that business at a distressed price. Plaintiff seeks relief against all defendants in the form of compensatory damages of at least $400 million, punitive damages, attorneys' fees and costs. The Company answered the complaint, denying the allegations and removed the case to federal bankruptcy court in Dallas.

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

     In November 1998, the Delaware court granted the Company's motion for summary judgment as to the first three counts asserted in the Texas Action on the ground of judicial estoppel. The Company filed a renewed motion for summary judgment on the four remaining counts of Avatex's complaint in the Texas Action which was denied without prejudice by the Delaware court on August 9, 1999. In addition, the Company filed cross-claims against the Trustee and debtors seeking the same relief as sought in the Company's complaint against Avatex. Based on the order granting summary judgment as to the first three counts, the Texas bankruptcy court dismissed those counts with prejudice and ordered the Texas Action remanded to state court. On November 30, 1998, the Company and the other Defendants filed a notice of appeal to the District Court from the remand ruling as well as the August 1997 ruling denying defendants' motion to transfer the Texas Action to Delaware. In addition, the Company has filed a counter-claim and cross-claim against Avatex and Messrs. Estrin, Butler and Massman in the Texas Action, asserting various claims of misrepresentation and breach of contract. The District Court upheld the remand order and denied as moot the appeal from the order denying transfer. A cross-appeal by Avatex from the order dismissing the first three counts with prejudice failed, as the District Court affirmed the Bankruptcy Court's dismissal by order dated March 28, 2001. The Company and several of the other defendants appealed to the Court of Appeals the ruling upholding the order denying transfer but subsequently moved to dismiss the appeal with prejudice, which motion was granted and the appeal was dismissed on October 4, 1999. As a result, the Texas Action is

                              MCKESSON HBOC, INC.

now pending in Texas state court, and the parties presently are engaged in discovery on the merits of the various claims asserted in the Texas Action.

     C. Product Liability Litigation

     The Company has been named as a defendant, or has received from customers tenders of defense, in fifteen pending cases alleging injury due to the diet drug combination of fenfluramine or dexfenfluramine and phentermine. All of the cases are pending in the state courts of California, Nebraska and New Jersey. The Company's tender of the cases to the manufacturers of the drugs has been accepted and the manufacturer is paying for counsel and fully indemnifying the Company for judgments or settlements arising from its distribution of the manufacturer's products.

     Certain subsidiaries of the Company (i.e. MGM and RedLine, collectively the "Subsidiaries") are two of the defendants in approximately ninety cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including the Subsidiaries. Efforts to resolve tenders of defense to their suppliers are continuing and a tentative final agreement has been reached with one major supplier. The Subsidiaries' insurers are providing coverage for these cases, subject to the applicable deductibles.

     There is one remaining state court class action in South Carolina filed against MGM on behalf of all health care workers in that state who suffered accidental needle sticks that exposed them to potentially contaminated bodily fluids, arising from MGM's distribution of allegedly defective syringes. MGM's suppliers of the syringes are also named defendants in this action. The tender of all cases has been accepted by the two major suppliers. By this acceptance, these suppliers are paying for separate distributors' counsel and have agreed to fully indemnify the Company for any judgments in these cases arising from its distribution of their products.

     The Company, along with 134 other companies, has been named in a lawsuit brought by the Lemelson Medical, Educational & Research Foundation ("the Foundation") alleging that the Company and its subsidiaries are infringing seven
(7) U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. The Foundation seeks to enter into a license agreement with the Company, the lump sum fee for which would be based upon a fraction of a percent of the Company's overall revenues over the past ten years. Due to the pendency of earlier litigation brought against the Foundation attacking the validity of the patents at issue, the court has stayed the action until the conclusion of the earlier case. The Company is assessing its potential exposure and evaluating the Foundations' claim with the assistance of expert patent counsel, after which it will determine an appropriate course of action.

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

     The current estimate (determined by the Company's environmental staff, in consultation with outside environmental specialists and counsel) of the upper limit of the Company's range of reasonably possible remediation costs for these five sites is approximately $13 million, net of approximately $1.5 million which third parties have agreed to pay in settlement or which the Company expects, based either on agreements or

                              MCKESSON HBOC, INC.

nonrefundable contributions which are ongoing, to be contributed by third parties. The $13 million is expected to be paid out between April 2001 and March 2029 and is included in the Company's recorded environmental liabilities at March 31, 2001.

     In addition, the Company has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the "Superfund" law or its state law equivalent) for environmental assessment and cleanup costs as the result of the Company's alleged disposal of hazardous substances at 21 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. The Company's estimated liability at those 21 PRP sites is approximately $1.5 million. The aggregate settlements and costs paid by the Company in Superfund matters to date has not been significant. The $1.5 million is included in the Company's recorded environmental liabilities at March 31, 2001.

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

     Except as specifically stated above with respect to the litigation matters summarized in "Accounting Litigation" (section I, above), management believes, based on current knowledge and the advice of the Company's counsel, that the outcome of the litigation and governmental proceedings discussed above will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                              MCKESSON HBOC, INC.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                             FIRST        SECOND        THIRD        FOURTH        FISCAL
                                            QUARTER      QUARTER       QUARTER       QUARTER        YEAR
                                            --------     --------     ---------     ---------     ---------
                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
FISCAL 2001
Revenues..................................  $9,717.6     $9,865.5     $11,017.8     $11,409.1     $42,010.0
Gross profit..............................     566.9        571.4         601.7         691.0       2,431.0
Income (loss) after taxes
  Continuing operations...................      63.6         61.9(1)        7.3(2)     (175.5)(3)     (42.7)
  Discontinued operations.................        --           --          (5.6)           --          (5.6)
                                            --------     --------     ---------     ---------     ---------
         Total............................  $   63.6     $   61.9     $     1.7     $  (175.5)    $   (48.3)
                                            ========     ========     =========     =========     =========
Earnings (loss) per common share
  Diluted
    Continuing operations.................  $   0.22     $   0.22     $    0.03     $   (0.62)    $   (0.15)
    Discontinued operations...............        --           --         (0.02)           --         (0.02)
                                            --------     --------     ---------     ---------     ---------
         Total............................  $   0.22     $   0.22     $    0.01     $   (0.62)    $   (0.17)
                                            ========     ========     =========     =========     =========
  Basic
    Continuing operations.................  $   0.23     $   0.22     $    0.03     $   (0.62)    $   (0.15)
    Discontinued operations...............        --           --         (0.02)           --         (0.02)
                                            --------     --------     ---------     ---------     ---------
         Total............................  $   0.23     $   0.22     $    0.01     $   (0.62)    $   (0.17)
                                            ========     ========     =========     =========     =========
  Cash dividends per common share.........  $   0.06     $   0.06     $    0.06     $    0.06     $    0.24
                                            ========     ========     =========     =========     =========
  Market prices per common share
    High..................................  $  22.63     $  31.44     $   37.00     $   35.91     $   37.00
    Low...................................     16.00        20.69         23.88         23.40         16.00
FISCAL 2000
Revenues..................................  $8,590.0     $8,928.7     $ 9,876.9     $ 9,291.4     $36,687.0
Gross profit..............................     556.4        546.7         538.0         583.8       2,224.9
Income (loss) after taxes
  Continuing operations...................      62.9(4)      49.3(5)      160.6(6)      (88.2)(7)     184.6
  Discontinued operations.................       7.2         10.0           6.2          (0.2)         23.2
  Discontinued operations -- Gain on sale
    of McKesson Water Products Company....        --           --            --         515.9         515.9
                                            --------     --------     ---------     ---------     ---------
         Total............................  $   70.1     $   59.3     $   166.8     $   427.5     $   723.7
                                            ========     ========     =========     =========     =========
Earnings (loss) per common share
  Diluted
    Continuing operations.................  $   0.22     $   0.18     $    0.56     $   (0.31)    $    0.66
    Discontinued operations...............      0.03         0.03          0.02            --          0.08
    Discontinued operations -- Gain on
      sale of McKesson Water Products
      Company.............................        --           --            --          1.83          1.83
                                            --------     --------     ---------     ---------     ---------
         Total............................  $   0.25     $   0.21     $    0.58     $    1.52     $    2.57
                                            ========     ========     =========     =========     =========
  Basic
    Continuing operations.................  $   0.22     $   0.18     $    0.57     $   (0.31)    $    0.66
    Discontinued operations...............      0.03         0.03          0.02            --          0.08
    Discontinued operations -- Gain on
      sale of McKesson Water Products
      Company.............................        --           --            --          1.83          1.83
                                            --------     --------     ---------     ---------     ---------
         Total............................  $   0.25     $   0.21     $    0.59     $    1.52     $    2.57
                                            ========     ========     =========     =========     =========
  Cash dividends per common share.........  $   0.06     $   0.06     $    0.06     $    0.06     $    0.24
                                            ========     ========     =========     =========     =========
  Market prices per common share
    High..................................  $  69.25     $  34.94     $   28.81     $   28.06     $   69.25
    Low...................................     30.75        27.19         18.56         18.19         18.19

                              MCKESSON HBOC, INC.

---------------
(1) Includes pre-tax charges of $0.5 million for severance associated with staff reductions in the pharmacy management business, and $0.7 million for legal costs incurred in connection with the pending litigation resulting from the restatement of prior years' financial statements. Also includes a pre-tax gain of $7.8 million on the liquidation of an investment, a charge of $2.1 million for write-off of in-process technology related to the July 2000 acquisition of MediVation, Inc. and $2.3 million for severance and facility closing costs associated with staff reductions in the medical management business. These items aggregate to $0.5 million in after-tax income.

(2) Includes pre-tax charges of $0.7 million for asset impairments, $0.5 million for severance and $0.5 million for facility closing costs associated with the closure of a pharmaceutical distribution center. Also includes charges of $98.9 million for impairments of certain equity investments and $1.1 million for legal costs incurred in connection with the pending securities litigation. These costs aggregate to $62.0 million, after-tax.

(3) Includes pre-tax charges of $6.2 million related to closure of facilities in the pharmaceutical services business and consolidation of customer service centers, staff reductions and adjustments to prior year restructuring reserves in the medical/surgical business. Also includes charges related to the restructuring of the former iMcKesson business, including the write-off of goodwill and intangibles totaling $116.2 million, asset impairments of $29.8 million, severance of $29.0 million and exit costs of $9.1 million. In addition, includes charges for reserves of $161.1 million for Information Technology estimated customer settlements (forgiveness of accounts receivable, customer credits and refunds), a $6.7 million loss on investments and a $0.7 million charge for legal costs incurred in connection with the pending securities litigation. The costs aggregate to $264.2 million after-tax.

(4) Includes pre-tax charges of $6.3 million incurred in the quarter in connection with the restatement of prior years' financial results and resulting litigation. Also includes $18.5 million in severance and benefit costs resulting from the change in executive management and $1.7 million in retention benefits incurred in the quarter, $16.3 million in the aggregate after-tax.

(5) Includes pre-tax charges of $8.7 million incurred in connection with the restatement of prior years' financial statements and resulting litigation, $12.1 million in severance and other costs associated with former employees and $2.9 million in acquisition-related costs, $14.6 million in the aggregate after-tax.

(6) Includes pre-tax charges for asset impairments, accounts receivable reserves and customer settlements in the Health Care Supply Management segment totaling $37.0 million related primarily to a prior year implementation of a contract system, partially offset by a $5.7 million reduction in prior year restructuring reserves. Also includes charges of $61.8 million for a change in estimate of the Health Care Information Technology segment's requirements for accounts receivable reserves and $1.5 million for the write-off of purchased in-process technology related to the Company's November 1999 acquisition of Abaton.com, partially offset by a $2.7 million reduction in prior year accruals for acquisition-related activities. In addition, includes net gains of $253.3 million primarily from the exchange and subsequent sale of equity investments. These gains are offset in part, by charges of $2.4 million for accounting and legal fees and other costs incurred in connection with the Company's earlier restatement of prior years' financial results and resulting litigation and $0.7 million in acquisition-related costs. These aggregate to $100.1 million in after-tax income.

                              MCKESSON HBOC, INC.
                          FINANCIAL NOTES (CONCLUDED)

(7) Includes pre-tax charges totaling $239.8 million for Health Care Information Technology segment charges for asset impairments, customer accounts receivable and severance primarily associated with product streamlining and reorganization. These charges are offset in part, by a $4.3 million reduction in prior year accruals for acquisition-related activities. In addition, includes pre-tax charges of $1.5 million for asset impairments in the Health Care Supply Management segment related primarily to a prior year implementation of a contract system. Also includes a pre-tax charge of $2.9 million for severance and exit-related charges primarily associated with segment staff reductions and a $0.9 million reduction in prior year restructuring reserves. Also includes Corporate segment pre-tax net gains on the sale of equity investments of $5.9 million, partially offset by charges of $2.5 million for accounting and legal fees and other costs incurred in connection with the Company's earlier restatement of prior years' financial results and resulting litigation, costs associated with former employees and other acquisition-related costs. These items total $149.6 million, after-tax.

(8) After-tax amounts associated with the items discussed in Notes 1-7 above amounted to $(325.7) million, $(1.15) per share, and $(80.4) million, $(0.29) per share, in fiscal 2001 and 2000, respectively.

                             DIRECTORS AND OFFICERS

BOARD OF DIRECTORS                            CORPORATE OFFICERS
Alan Seelenfreund                             Alan Seelenfreund
Chairman of the Board                         Chairman of the Board
John H. Hammergren                            John H. Hammergren
President and Chief Executive Officer,        President and Chief Executive
McKesson HBOC, Inc.                           Officer
Alfred C. Eckert III                          William A. Armstrong
Chairman and Chief Executive Officer,         Senior Vice President,
GSC Partners                                  Administration
Tully M. Friedman                             William R. Graber
Chairman and Chief Executive Officer,         Senior Vice President and
Friedman Fleischer & Lowe, LLC.               Chief Financial Officer
Alton F. Irby III                             Paul C. Julian
Chairman,                                     Senior Vice President and
Cobalt Media Group                            President,
M. Christine Jacobs                           Supply Management Business
Chairman, President and Chief Executive       Graham O. King
Officer,                                      Senior Vice President and
Theragenics Corporation                       President,
Martin M. Koffel                              Information Technology Business
Chairman and Chief Executive Officer,         Paul E. Kirincic
URS Corporation                               Senior Vice President,
Gerald E. Mayo                                Human Resources
Chairman, Retired,                            Nicholas A. Loiacono
Midland Financial Services, Inc.              Vice President and Treasurer
James V. Napier                               Ivan D. Meyerson
Chairman, Retired                             Senior Vice President,
Scientific-Atlanta, Inc.                      General Counsel and Secretary
David S. Pottruck                             Nigel A. Rees
President, Co-Chief Executive Officer and     Vice President and Controller
Chief Operating Officer
The Charles Schwab Corporation                Carmine J. Villani
                                              Senior Vice President and
Carl E. Reichardt                             Chief Information Officer
Chairman, Retired
Wells Fargo & Company                         Heidi E. Yodowitz
                                              Senior Vice President and
Jane E. Shaw                                  Chief Financial Officer,
Chairman and Chief Executive Officer,         Supply Management Business
Aerogen, Inc.

                             CORPORATE INFORMATION

COMMON STOCK

     McKesson HBOC, Inc. common stock is listed on the New York Stock Exchange and the Pacific Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.

STOCKHOLDER INFORMATION

     First Chicago Trust Co. of New York, a division of EquiServe, P.O. Box 2500, Jersey City, N.J. 07303 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson HBOC, Inc., stock and maintains all registered stockholder records for the Company. For information about McKesson HBOC, Inc. stock or to request replacement of lost dividend checks, stock certificates or 1099's, stockholders may call First Chicago's telephone response center at (800) 756-8200, weekdays 8:30 a.m. to 7:00 p.m., ET. For the hearing impaired call TDD: (201) 222-4955. First Chicago also has a Web site: http://www.equiserve.com -- that stockholders may use 24 hours a day to request account information.

DIVIDENDS AND DIVIDEND REINVESTMENT PLAN

     Dividends are generally paid on the first business day of January, April, July and October to stockholders of record on the first day of the preceding month. You may have your dividend check deposited directly into your checking or savings account. For more information, or to request an enrollment form, call First Chicago at (800) 756-8200, Monday through Friday, 8:00 a.m. - 10:00 p.m., ET, or Saturday, 8:00 a.m. - 3:30 p.m., ET. McKesson HBOC, Inc. Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional common stock without paying brokerage commissions or other service fees, and to have their stock certificates held in safekeeping. For more information, or to request an enrollment form, call First Chicago's telephone response center at (800) 414-6280.

ANNUAL MEETING

     The Company's Annual Meeting of Stockholders will be held at 10:00 a.m., PDT, on Wednesday July 25, 2001, at the Fairmont Hotel, 950 Mason Street, San Francisco, California.