Form 10-Q
period 2001-06-30
MCKESSON HBOC INC
filed 2001-08-10
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13252

McKESSON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-3207296
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Post Street, San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)

(415) 983-8300

(Registrant’s telephone number, including area code)

McKESSON HBOC, INC.

(Registrant’s former name, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2001

Common stock, $.01 par value	285,525,267 shares

McKESSON CORPORATION

i

PART I.   FINANCIAL INFORMATION

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2001	2001

	(in millions)

ASSETS
Current Assets

Cash and equivalents	$230.3	$433.7

Marketable securities	8.6	11.9

Receivables	3,404.4	3,443.4

Inventories	5,899.5	5,116.4

Prepaid expenses	157.2	158.6

Total	9,700.0	9,164.0

Property, Plant and Equipment, net	587.6	595.3

Capitalized Software	113.5	103.7

Notes Receivable	134.6	131.3

Goodwill	972.7	963.3

Other Intangible Assets	94.7	101.1

Other Assets	470.3	471.2

Total Assets	$12,073.4	$11,529.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Drafts and accounts payable	$5,628.2	$5,361.9

Deferred revenue	330.6	378.5

Short-term borrowings	244.9	—

Current portion of long-term debt	192.6	194.1

Other liabilities	567.2	615.2

Total	6,963.5	6,549.7

Postretirement Obligations and Other Noncurrent Liabilities	266.4	255.8

Long-Term Debt	1,024.1	1,035.6

McKesson Corporation-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.0	195.9
Other Commitments and Contingent Liabilities
Stockholders’ Equity

Common stock (400.0 shares authorized, 287.1 issued as of June 30, 2001, and 286.3 issued as of March 31, 2001; par value $0.01)	2.9	2.9

Additional paid-in capital	1,831.7	1,828.7

Other capital	(104.0)	(108.4)

Retained earnings	2,095.1	2,006.6

Accumulated other comprehensive losses	(73.4)	(75.0)

ESOP notes and guarantees	(80.8)	(89.0)

Treasury shares, at cost	(48.1)	(72.9)

Total Stockholders’ Equity	3,623.4	3,492.9

Total Liabilities and Stockholders’ Equity	$12,073.4	$11,529.9

See Financial Notes.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30,

	2001	2000

	(in millions, except
	per share amounts)

Revenues	$11,653.9	$9,717.6

Cost of Sales	10,994.2	9,150.7

Gross Profit	659.7	566.9

Selling, Distribution, Research and Development and Administration Expenses	500.5	443.6

Operating Income	159.2	123.3

Interest Expense	27.0	27.4

Loss on Sales of Businesses, Net	18.4	—

Other Income, Net	7.3	10.9

Income Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	121.1	106.8

Income Taxes	(14.2)	(41.7)

Dividends on Preferred Securities of Subsidiary Trust	(1.5)	(1.5)

Net Income	$105.4	$63.6

Earnings Per Common Share

Diluted	$0.36	$0.22

Basic	0.37	0.23

Dividends Per Common Share	0.06	0.06
Shares on Which Earnings Per Common Share Were Based

Diluted	295.5	289.7

Basic	283.9	282.6

See Financial Notes.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	June 30,

	2001	2000

	(in millions)

Operating Activities

Net income	$105.4	$63.6
Adjustments to reconcile to net cash used by operating activities

Depreciation	29.4	28.5

Amortization	21.8	29.2

Provision for bad debts	13.2	11.7

Deferred taxes on income	12.4	(1.3)

Other non-cash items	18.3	(3.3)

Total	200.5	128.4

Effects of changes in:

Receivables	31.5	(89.9)

Inventories	(774.7)	(158.3)

Drafts and accounts payable	254.7	351.5

Deferred revenue	(47.9)	(32.8)

Taxes	4.4	(203.6)

Other	(66.0)	(27.2)

Total	(598.0)	(160.3)

Net cash used by continuing operations	(397.5)	(31.9)

Discontinued operations	(0.1)	(0.6)

Net cash used by operating activities	(397.6)	(32.5)

Investing Activities

Maturities (Purchases) of marketable securities	4.8	(0.3)

Property acquisitions	(17.3)	(29.2)

Properties sold	0.9	2.0

Acquisitions of businesses, less cash and short-term investments acquired	(7.0)	(0.5)

Other	(36.6)	(28.0)

Net cash used by investing activities	(55.2)	(56.0)

Financing Activities

Proceeds from issuance of debt	245.0	—

Repayment of debt	(13.1)	(7.5)

Dividends paid on preferred securities of subsidiary trust	(2.5)	(2.5)
Capital stock transactions

Issuances	28.9	14.8

ESOP notes and guarantees	8.2	2.5

Dividends paid	(17.1)	(17.1)

Other	—	1.7

Net cash provided (used) by financing activities	249.4	(8.1)

Net decrease in Cash and Equivalents	(203.4)	(96.6)

Cash and Equivalents at beginning of period	433.7	548.9

Cash and Equivalents at end of period	$230.3	$452.3

See Financial Notes.

McKESSON CORPORATION

FINANCIAL NOTES
(unaudited)

  1. Interim Financial Statements

      In the opinion of McKesson Corporation, formerly McKesson HBOC, Inc. (“McKesson” or the “Company”), these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 2001, the results of its operations and its cash flows for the three months ended June 30, 2001 and 2000.

      The results of operations for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the results for the full years.

      These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto included in the Company’s fiscal 2001 consolidated financial statements which have previously been filed with the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to the current year presentation.

  2. New Accounting Pronouncements

      On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended in June 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.

      The Company has identified its cross-currency interest rate swap related to U.S. dollar-denominated debt securities issued by a Canadian subsidiary of the Company as a derivative instrument. The swap, which has been designated as a cash flow hedge in accordance with criteria established by SFAS 133, has a notional amount of $125.0 million and a fair value of $12.9 million at June 30, 2001. SFAS 133 further provides that for a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. No ineffectiveness was recognized in the first quarter of fiscal 2002 related to the cross-currency interest rate swap. The fair value of this instrument has been classified as “Other Assets” in the accompanying balance sheet. The Company does not have any other significant derivatives as of June 30, 2001.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will adopt this accounting standard for business combinations initiated after June 30, 2001.

      As of April 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(unaudited)

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months
	Ended June 30,

	2001	2000

	(in millions, except
	per share amounts)

Reported net income	$105.4	$63.6

Add: Goodwill amortization, net of tax	—	10.4

Adjusted net income	$105.4	$74.0

Diluted earnings per common share

Reported net income	$0.36	$0.22

Goodwill amortization, net of tax	—	0.04

Adjusted net income	$0.36	$0.26

Basic earnings per common share

Reported net income	$0.37	$0.23

Goodwill amortization, net of tax	—	0.03

Adjusted net income	$0.37	$0.26

  3. Divestitures

      In June 2001, the Company sold the stock of an Information Solutions business which provided internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies for a pre-tax gain of $0.2 million and a net tax benefit of $30.0 million, resulting in an after-tax gain of $30.2 million. For accounting purposes, the net assets of this business were written down in fiscal 2001 in connection with the restructuring of the former iMcKesson business. The tax benefit could not be recognized until fiscal 2002, when the sale of the stock of such business was completed.

      In July 2001, the Company completed the sale of the net assets of another Information Solutions business which provided managed care systems for the payor market. The Company recognized a pre-tax loss of $18.6 million, or an after-tax loss of $11.8 million on this sale in the first quarter.

  4. Marketable Securities

      The June 30, 2001 marketable securities balance includes $4.0 million held in trust as exchange property for the Company’s outstanding $6.5 million principal amount of 4.5% exchangeable subordinated debentures.

  5. Goodwill and Other Intangible Assets

      Changes in the carrying amount of goodwill for the quarter ended June 30, 2001, by operating segment, are as follows:

	Supply	Information
	Solutions	Solutions
	Segment	Segment	Total

	(in millions)

Balance as of April 1, 2001	$934.5	$28.8	$963.3

Goodwill acquired during the period	6.1	—	6.1

Translation adjustments and other	3.4	(0.1)	3.3

Balance as of June 30, 2001	$944.0	$28.7	$972.7

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(unaudited)

      The Company will perform and report the results of the transitional impairment tests in the Company’s September 30, 2001 financial statements.

      Information regarding the Company’s other intangible assets follows:

	As of June 30, 2001			As of March 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(in millions)

Customer lists	$80.8	$(33.3)	$47.5	$80.8	$(31.1)	$49.7

Technology	43.0	(12.1)	30.9	48.0	(12.9)	35.1

Trademarks	13.3	(0.9)	12.4	13.3	(0.8)	12.5

Other	7.7	(3.8)	3.9	7.8	(4.0)	3.8

Total	$144.8	$(50.1)	$94.7	$149.9	$(48.8)	$101.1

      Amortization expense of other intangible assets was $3.5 million and $4.1 million in the three months ended June 30, 2001 and 2000.

  6. Current Liabilities

      The Company’s drafts and accounts payable account included drafts outstanding of $775.5 million as of June 30, 2001 and $758.6 million as of March 31, 2001.

      The Company’s other current liabilities are as follows:

	June 30,	March 31,
	2001	2001

	(in millions)

Salaries and wages	$85.0	$142.2

Taxes	90.6	79.8

Interest and dividends	47.4	31.0

Other	344.2	362.2

Total	$567.2	$615.2

  7. Convertible Preferred Securities

      In February 1997, a wholly-owned subsidiary trust of the Company issued 4 million shares of preferred securities to the public and 123,720 common securities to the Company, which are convertible at the holder’s option into McKesson Corporation common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of the Company’s 5% Convertible Junior Subordinated Debentures due in 2027 (the “Debentures”). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by the Company beginning in March 2001 at 103.0% of the principal amount thereof.

      Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson Corporation common stock, subject to adjustment in certain circumstances. If not converted, the preferred securities will be redeemed upon repayment of the Debentures, and are callable by the Company at 103.0% of the liquidation amount.

      The Company has guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the “Guarantee”). The Guarantee, when taken together with the Company’s obligations

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(unaudited)

under the Debentures, and in the indenture pursuant to which the Debentures were issued, and the Company’s obligations under the Amended and Restated Declaration of Trust governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

      The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

  8. Gains, Losses and Charges to Net Income

      During the quarter ended June 30, 2001, the Company sold two Information Solutions businesses for a pre-tax loss of $18.4 million, or an after-tax gain of $18.4 million. The Company also recorded an asset impairment charge of $3.2 million to write off purchased software in the Information Solutions segment. In addition, the Company recorded asset impairments primarily related to fixed assets and purchased software of $2.9 million in the Supply Solutions segment associated with a reassessment of prior year restructuring plans. These asset impairments were offset by net reductions of $3.8 million in severance and exit-related reserves. In the Corporate segment, the Company recorded a $2.3 million loss on equity investments and a $0.6 million charge for costs associated with the pending securities litigation.

  9. Restructuring

      During the three months ended June 30, 2001, the Company paid $0.5 million to 35 employees in the Supply Solutions’ medical-surgical business, $0.5 million to 19 call center employees and $0.2 million to 11 customer service and administrative employees in the Supply Solutions’ medical management business and $0.1 million to terminated employees in the Supply Solutions’ pharmacy management business. During the quarter ended June 30, 2001, the Company paid $0.4 million of exit costs in connection with the completion of distribution center closures in the medical-surgical business and $0.2 million of exit costs in connection with the completion of the call center closure in the medical management business. In connection with a reassessment of prior year restructuring plans, the Company reversed previously recorded severance reserves of $1.2 million in the Supply Solutions’ pharmaceutical distribution business and $0.3 million in the Supply Solutions’ medical-surgical business. The Company also reversed $2.7 million in the medical-surgical business and recorded $0.4 million in the pharmaceutical distribution business in exit-related reserves. The Company plans to continue the previously announced back-office reductions in the pharmaceutical distribution business and workforce reductions in the medical-surgical distribution business throughout fiscal 2002.

      In the Information Solutions segment, $0.6 million of severance was paid in the three-month period ended June 30, 2001, to approximately 80 employees who were terminated in fiscal 2000 and 2001 under extended payment arrangements. Severance agreements for certain employees of that segment provide for payments through fiscal 2002. In addition, $0.4 million of exit costs were paid during the quarter ended June 30, 2001 in the segment.

      In the Corporate segment, severance of $3.5 million was paid to 8 employees and exit-related costs of $0.2 million were paid during the quarter in connection with restructuring plans provided for in fiscal 2001.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(unaudited)

      A reconciliation of the reserves for the restructuring plans from March 31, 2001 to June 30, 2001, by operating segment follows:

	Supply		Information
	Solutions		Solutions		Corporate

		Exit-		Exit-		Exit-
	Severance	Related	Severance	Related	Severance	Related	Total

	(in millions)

Balance, March 31, 2001	$10.0	$7.5	$3.5	$9.0	$24.7	$0.3	$55.0

Severance amounts paid during the period	(1.3)	—	(0.6)	—	(3.5)	—	(5.4)

Adjustments	(1.5)	(2.3)	—	—	—	—	(3.8)

Other costs paid during the period	—	(0.6)	—	(0.4)	—	(0.2)	(1.2)

Balance, June 30, 2001	$7.2	$4.6	$2.9	$8.6	$21.2	$0.1	$44.6

      The remaining balances at June 30, 2001 relate primarily to charges recorded in fiscal 2001 and 1999. The reserves for other exit-related items consist of costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

10. Comprehensive Income

      Comprehensive income is defined as all changes in stockholders’ equity from non-owner sources. As such, it includes net income and amounts arising from unrecognized pension costs, unrealized gains or losses on marketable securities and investments classified as available for sale which are recorded directly to stockholders’ equity, net gains or losses on effectively hedged derivative instruments and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2001 and 2000 is as follows:

	Three Months Ended
	June 30,

	2001	2000

	(in millions)

Net income	$105.4	$63.6

Unrealized loss on marketable securities and investments	(2.6)	(13.5)

Net gain on derivative instruments	2.2	—

Foreign currency translation adjustments	2.0	(5.3)

	$107.0	$44.8

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(unaudited)

11. Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income:

	Three Months Ended

	June 30, 2001			June 30, 2000

	Income	Shares	Per Share	Income	Shares	Per Share

	(in millions, except per share amounts)
Basic EPS

Net Income	$105.4	283.9	$0.37	$63.6	282.6	$0.23

Effect of Dilutive Securities

Options to purchase common stock	—	5.8		—	1.6

Trust convertible preferred securities	1.5	5.4		1.5	5.4

Restricted stock	—	0.4		—	0.1

Diluted EPS

Net income available to common stockholders plus assumed conversions	$106.9	295.5	$0.36	$65.1	289.7	$0.22

12. Litigation

  Accounting Litigation

      In its Annual Report on Form 10-K for fiscal year ended March 31, 2001, the Company reported on numerous legal proceedings arising out of the Company’s announcement on April 28, 1999 regarding accounting improprieties at the Company’s subsidiary, HBO & Company (“HBOC”).

      On June 28, 2001, plaintiff in the previously reported action Chang v. McKesson HBOC, Inc., et al., (N.D. Cal. No. C00-20030-RMW) filed an amended complaint against the Company, HBOC, certain current or former officers or directors of the Company and HBOC, and The Chase Manhattan Bank. The amended complaint in Chang generally alleges that the defendants breached their fiduciary duties in connection with administering the Company’s Profit Sharing Investment Plan (the “PSI Plan”) and the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”). The amended complaint adds two new plaintiffs, both of whom are alleged to be former employees of the Company and participants in the PSI Plan, and purportedly seeks relief on behalf of a class defined to include participants in the PSI Plan, including participants under the HBOC Plan, who maintained an account balance under the PSI Plan as of April 27, 1999, and who had not received a distribution from the PSI Plan as of that date, and who suffered losses as a result of the alleged breaches of duty. The amended complaint asserts causes of action under various sections of the Employee Retirement Income Security Act and seeks restoration of all losses allegedly sustained by the PSI Plan. The Company and HBOC are presently required to respond to the amended complaint by September 14, 2001.

      On April 20, 2001, plaintiffs in the previously reported action Hess v. McKesson HBOC, Inc. et al., (N.D. Cal. No. C-01-20301-RMW) filed an objection to consolidation of the Hess action with other federal actions previously consolidated into one action entitled In re McKesson HBOC, Inc. Securities Litigation currently pending in the United States District Court for the Northern District of California (Case No. C-99-20743 RMW) (the “Consolidated Action”). The Company has opposed plaintiffs’ objection, and the court has not yet ruled on the objection.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(unaudited)

      On or about June 15, 2001, the court issued an order approving the voluntary dismissal without prejudice of the previously reported action Utah State Retirement Board v. McKesson HBOC, Inc., et al. (N.D. Cal. No. C-99-20628-RMW).

      On May 30, 2001, plaintiffs in the previously reported California Superior Court action The State of Oregon by and Through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc., et. al., (Case No. 307619), filed a second amended complaint against the Company, HBOC, certain current or former officers or directors of the Company and HBOC, and Arthur Andersen LLP (“Arthur Andersen”). The second amended complaint in Oregon asserts claims under California’s and Georgia’s securities laws, claims under Georgia’s RICO statute, and various common law claims under California and Georgia law. Plaintiff seeks unspecified compensatory, general, rescissory, special and punitive damages, as well as unspecified equitable relief. As previously reported, all proceedings other than motions to test the sufficiency of the pleadings are currently stayed pending the commencement of discovery in the Consolidated Action. Also on June 22, 2001, the Company and HBOC demurred to and moved to strike portions of the second amended complaint. Those motions are currently set for hearing on October 11, 2001.

      On April 20, 2001, plaintiffs in the previously reported actions Utah State Retirement Board v. McKesson HBOC, Inc., et al., (Case No. 311269) and Minnesota State Board of Investment v. McKesson HBOC, Inc., et al., (Case No. 311747), filed amended complaints against the Company, HBOC, certain current or former officers or directors of the Company and HBOC, Arthur Andersen and Bear Stearns & Co., Inc. The amended complaints in Utah and Minnesota assert claims under California’s and Georgia’s securities laws, claims under Georgia’s RICO statute, and various common law claims under California and Georgia law. Plaintiffs seek unspecified compensatory, general, rescissory, special and punitive damages, as well as unspecified equitable relief. On June 22, 2001, the Company and HBOC demurred to and moved to strike portions of the amended complaints and also moved to stay these actions pending final resolution of the Consolidated Action. Those motions are currently set for hearing on October 11, 2001.

      On June 8, 2001, the Georgia state court stayed the previously reported action Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc., et al., (Case No. 00 VS 010469A) in favor of the Consolidated Action. The court has not yet ruled on the Company’s motion to stay the previously reported action Curran Partners, L.P. v. McKesson HBOC, Inc., et al., (Case No. 00 VS-010801).

      The previously reported investigations by the United States Attorney’s Office and the Securities and Exchange Commission are continuing.

      The Company does not believe it is feasible to predict or determine the outcome or resolution of the Accounting Litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

      Except for the matters discussed above, there have not been any significant changes with respect to the litigation matters described in Financial Note 18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

13. Segment Information

      The Company’s operating segments include the Supply Solutions (formerly Health Care Supply Management) segment and the Information Solutions (formerly Health Care Information Technology) segment. The segments were renamed in conjunction with the Company’s name change to McKesson Corporation following the Company’s stockholders’ meeting in July 2001. In evaluating financial performance,

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)

(unaudited)

management focuses on operating profit as a segment’s measure of profit or loss. Operating profit is income before interest expense, taxes on income and allocation of certain corporate revenues and expenses. Additionally, corporate interest income has been reclassified from Interest-net to the Corporate segment for all periods presented. Financial information relating to the Company’s reportable segments for the three months ended June 30, 2001 and 2000, and as of June 30, 2001 and March 31, 2001, is presented below:

	Three Months Ended
	June 30,

	2001	2000

	(in millions)
Revenues

Supply Solutions	$11,410.1	$9,491.9

Information Solutions	243.2	225.0

Corporate	0.6	0.7

Total	$11,653.9	$9,717.6

Operating profit (loss)

Supply Solutions	$196.8	$150.4

Information Solutions	(11.0)	3.2

Total	185.8	153.6

Interest Expense	(27.0)	(27.4)

Corporate	(37.7)	(19.4)

Income before income taxes and dividends on preferred securities of subsidiary trust	$121.1	$106.8

	June 30,	March 31,
	2001	2001

	(in millions)
Segment assets

Supply Solutions	$10,822.6	$10,067.4

Information Solutions	549.1	558.9

Corporate	701.7	903.6

Total	$12,073.4	$11,529.9

McKESSON CORPORATION

FINANCIAL REVIEW
(unaudited)

  Segment Results

      The revenues and operating profits of the Company by business segment are as follows:

	Three Months Ended
	June 30,

	2001		2000	% Change

	(dollars in millions)

Revenues
Supply Solutions
Pharmaceutical Distribution & Services

U.S. Health Care(1)	$9,964.9		$8,125.0	23

International	712.5		627.6	14

Total Pharmaceutical Distribution & Services	10,677.4		8,752.6	22

Medical-Surgical Distribution & Services	732.7		739.3	(1)

Total Supply Solutions	11,410.1		9,491.9	20

Information Solutions

Software	45.4		31.7	43

Services	180.0		176.2	2

Hardware	17.8		17.1	4

Total Information Solutions	243.2		225.0	8

Corporate	0.6		0.7

Total	$11,653.9		$9,717.6	20

Operating Profit (Loss)

Supply Solutions	$196.8	(3)	$150.4	31

Information Solutions	(11.0	)(4)	3.2

Total	185.8		153.6	21

Interest Expense(2)	(27.0)		(27.4)	(1)

Corporate(2)	(37.7	)(5)	(19.4)	94

Income before income taxes and dividends on preferred securities of subsidiary trust	$121.1		$106.8	13

(1)	Includes sales to customers’ warehouses of $3,106.5 million and $2,325.3 million in the three months ended June 30, 2001 and 2000.

(2)	Corporate interest income has been reclassified from Interest — net to the Corporate segment.

(3)	Includes $3.8 million of net reductions in severance and exit-related reserves partially offset by additional asset impairments of $2.9 million associated with prior years’ restructuring plans in the pharmaceutical and medical-surgical distribution businesses.

(4)	Includes pre-tax losses of $18.4 million on the sales of two businesses and an asset impairment charge of $3.2 million to write off purchased software that will no longer be used in the business.

(5)	Includes a $2.3 million loss on equity investments and a $0.6 million charge for costs incurred in connection with the pending securities litigation.

  Factors Affecting Forward-Looking Statements

      In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(unaudited)

“Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “anticipates”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected.

      These and other risks and uncertainties are described herein or in the Company’s Forms 10-K, 10-Q, 8-K and other public documents filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  Overview of Results

      Net income for the quarter ended June 30, 2001 increased to $105.4 million, $0.36 per diluted share, from $63.6 million, $0.22 per diluted share, in the prior year. The Company elected to adopt SFAS No. 142, and accordingly discontinued the amortization of goodwill effective April 1, 2001. On a comparable basis, excluding goodwill amortization of $11.1 million and a tax benefit on goodwill amortization of $0.7 million, net income as adjusted would have been $74.0 million and diluted earnings per share would have been $0.26 in the prior year first quarter.

      The results include the following:

	Three Months Ended June 30,

	2001		2000

	Pre-tax	After-tax	Pre-tax	After-tax

	(in millions)
Net Income

Before unusual items and dividends on convertible preferred securities of subsidiary trust	$144.7	$91.8	$106.8	$65.1

Dividends on convertible preferred securities of subsidiary trust	—	(1.5)	—	(1.5)

Before unusual items	144.7	90.3	106.8	63.6
Unusual items

Supply Solutions	0.9	0.6	—	—

Information Solutions	(21.6)	16.3	—	—

Corporate	(2.9)	(1.8)	—	—

Net income	$121.1	$105.4	$106.8	$63.6

      The results for the quarter ended June 30, 2001 include unusual items that increased after-tax income by $15.1 million. These unusual items consisted of $2.4 million net reductions in severance and exit-related reserves partially offset by additional asset impairments of $1.8 million, all associated with prior restructuring plans in the Supply Solutions segment, a net after-tax gain on the sales of two businesses of $18.4 million partially offset by an asset impairment of $2.1 million in the Information Solutions segment, a loss on equity investments of $1.4 million and costs of $0.4 million associated with the pending securities litigation in the Corporate segment.

      Net income before unusual items increased to $90.3 million from $63.6 million in the prior year reflecting revenue growth and operating margin expansion in both the Supply Solutions and Information Solutions segments.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(unaudited)

      The effective income tax rate before unusual items for the three months ended June 30, 2001 differed from the effective income tax rate for the comparable prior year period due to the discontinuance of goodwill amortization, which is primarily non-tax-deductible, and tax planning initiatives. Unusual items included a $30.0 million tax benefit on the sale of the stock of an Information Solutions business.

      The discussion of the financial results that follows focuses on the results excluding unusual items, as management believes such discussion is the most informative representation of recurring, non-transactional related operating results.

  Supply Solutions

      The Supply Solutions segment includes the operations of the Company’s U.S. pharmaceutical distribution and services businesses, its international pharmaceutical operations (Canada and Mexico), and its medical-surgical distribution and services business. This segment accounted for 98% of consolidated revenues for the three-month periods ended June 30, 2001 and 2000.

      Pharmaceutical Distribution & Services revenues increased by 22% to $10.7 billion in the quarter. This increase reflects growth in the U.S. direct delivery business of 18% in the quarter, an increase in U.S. sales to customers’ warehouses of 34% and an increase in international revenues of 14%.

      Medical-Surgical Distribution & Services revenues decreased 1% to $732.7 million in the quarter. The quarter ended June 30, 2000 contained five more selling days than the current year’s first quarter as a result of that business’ fiscal calendar. Excluding the additional selling days in the prior year, revenues increased by 6% in the quarter.

      Supply Solutions operating profit increased $45.5 million or 30% to $195.9 million in the quarter. Operating profit as a percent of revenues (calculated excluding sales to customers’ warehouses) increased 26 basis points to 2.36% in the first quarter compared to 2.10% in the prior year. Excluding goodwill amortization in the prior year first quarter, operating profit increased 25% and the operating margin increased 16 basis points. The increase in the operating margin reflects productivity improvements in both back-office and field operations and expanded product sourcing activities.

  Information Solutions

      The Information Solutions segment includes revenues from software sales, services and hardware sales. This segment accounted for 2% of consolidated revenues for the quarters ended June 30, 2001 and 2000. Information Solutions revenues increased 8% to $243.2 million compared to $225.0 million in the prior year first quarter. Software revenues increased 43% to $45.4 million from $31.7 million, reflecting the recognition of previously deferred revenue. Services revenues of $180.0 million increased 2% from the prior year’s first quarter of $176.2 million. Hardware revenues increased 4% to $17.8 million from $17.1 million.

      Operating profit increased 231% to $10.6 million in the quarter ended June 30, 2001 from $3.2 million in the prior year quarter. The operating profit margin increased to 4.36% in the quarter ended compared to 1.42% for the prior year quarter. The increase is primarily the result of the increase in higher margin software revenue. Excluding goodwill amortization in the prior year first quarter, operating profit increased 191% and the operating margin increased 240 basis points.

  Interest Expense

      Interest expense decreased to $27.0 million from $27.4 million in the prior year. The decrease from the prior year is due to lower interest rates, partially offset by increased borrowings in the current year first quarter.

McKESSON CORPORATION

FINANCIAL REVIEW (Concluded)

(unaudited)

  Corporate

      Corporate expenses increased to $34.8 million from $19.4 million in the first quarter of fiscal 2002 from the comparable prior year period. The increase in Corporate expenses reflects expenses for the sale of receivables associated with an increase in working capital, higher benefit costs and the Company’s share in the losses of HealthNexis, an Internet-based company formed by the Company and other health care companies in fiscal 2001. The Corporate segment also includes the reclassification of Corporate interest income of $0.6 million and $2.6 million from Interest-net in the quarters ended June 30, 2001 and 2000.

  Liquidity and Capital Resources

      Cash and equivalents decreased by $203.4 million to $230.3 million at June 30, 2001 from $433.7 million at March 31, 2001. During the first quarter of fiscal 2001, operating activities used $397.6 million of cash. Cash was used to fund the build up of inventory associated with the implementation of new pharmaceutical distribution agreements and product sourcing activities.

      Cash and marketable securities available for sale were $238.9 million at June 30, 2001 compared to $445.6 million at March 31, 2001. The June 30, 2001 marketable securities balance includes $4.0 million that is currently restricted and held in trust as exchange property in connection with the Company’s outstanding exchangeable debentures.

      The Company sold $375 million of undivided interests in certain of the Company’s trade accounts receivable at June 30, 2001 under the Company’s $850 million receivable sales facility, which expires June 15, 2002. Including the receivables sold, the increase in receivables at June 30, 2001 compared to March 31, 2001 reflects the comparable quarter’s sales growth. Inventories increased by $0.8 billion to $5.9 billion at June 30, 2001 from $5.1 billion at March 31, 2001. As noted above, the increase in inventories reflects the build up associated with the implementation of new pharmaceutical distribution agreements and product sourcing activities.

      Stockholders’ equity was $3.6 billion at June 30, 2001, and the net debt-to-capital ratio was 24%, up from 18% at March 31, 2001. The increase in the net debt-to-capital ratio is the result of additional borrowings to fund the increase in inventories. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances. The Company borrowed funds on a short-term basis during the quarter to fund the inventory product sourcing activities. Short-term borrowings totaling $244.9 million were outstanding at June 30, 2001.

      Common shares outstanding increased to 285.5 million at June 30, 2001 from 284.0 million at March 31, 2001 due primarily to shares issued under employee benefit plans. Average diluted shares increased to 295.5 million in the first quarter of fiscal 2002 from 289.7 million in the comparable prior year period due to an increased effect of dilutive securities as a result of an increase in the Company’s stock price and an increase in common shares outstanding.

  Additional Factors That May Affect Future Results

      Reference is made to the additional factors that may affect the Company’s future results described in the Company’s most recent Annual Report on Form 10-K for its fiscal year ended March 31, 2001.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      The Company believes there has been no material change in its exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in the Company’s 2001 Annual Report on Form 10-K.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      Financial Note 12 to the Company’s unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

      None

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKESSON CORPORATION

Dated: August 9, 2001

By	/s/ WILLIAM R. GRABER

William R. Graber
Senior Vice President and Chief Financial Officer

By	/s/ NIGEL A. REES

Nigel A. Rees
Vice President and Controller