Form 10-Q
period 2001-09-30
MCKESSON HBOC INC
filed 2001-11-02
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2001

☐ OF THE SECURITIES EXCHANGE ACT OF 1934	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	September 30, 2001

Common stock, $.01 par value	285,978,281 shares

McKESSON CORPORATION

TABLE OF CONTENTS

Item		Page

	PART I. FINANCIAL INFORMATION

1.	Condensed Financial Statements
	Consolidated Balance Sheets September 30, 2001 and March 31, 2001	2
	Consolidated Statements of Operations Three and six-month periods ended September 30, 2001 and 2000	3
	Consolidated Statements of Cash Flows Six-month periods ended September 30, 2001 and 2000	4
	Financial Notes	5-13
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Financial Review	14-19
3.	Quantitative and Qualitative Disclosures about Market Risk	20

	PART II. OTHER INFORMATION

1.	Legal Proceedings	20
4.	Submission of Matters to a Vote of Security Holders	20
6.	Exhibits and Reports on Form 8-K	21

PART I.     FINANCIAL INFORMATION

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2001	2001

	(In millions)
ASSETS
Current Assets
Cash and equivalents	$286.4	$433.7
Marketable securities	6.7	11.9
Receivables	3,657.0	3,443.4
Inventories	5,654.8	5,116.4
Prepaid expenses	146.4	158.6

Total	9,751.3	9,164.0
Property, Plant and Equipment, net	579.2	595.3
Capitalized Software	115.8	103.7
Notes Receivable	209.1	131.3
Goodwill	968.8	963.3
Other Intangible Assets	94.7	101.1
Other Assets	479.2	471.2

Total Assets	$12,198.1	$11,529.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$5,961.7	$5,361.9
Deferred revenue	297.0	378.5
Current portion of long-term debt	192.8	194.1
Other liabilities	574.1	615.2

Total	7,025.6	6,549.7
Postretirement Obligations and Other Noncurrent Liabilities	268.3	255.8
Long-Term Debt	1,024.0	1,035.6
McKesson Corporation-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.0	195.9
Other Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock (400.0 shares authorized, 287.1 issued as of September 30, 2001, and 286.3 issued as of March 31, 2001; par value $0.01)	2.9	2.9
Additional paid-in capital	1,825.4	1,828.7
Other capital	(102.9)	(108.4)
Retained earnings	2,157.1	2,006.6
Accumulated other comprehensive losses	(82.8)	(75.0)
ESOP notes and guarantees	(80.1)	(89.0)
Treasury shares, at cost	(35.4)	(72.9)

Total Stockholders’ Equity	3,684.2	3,492.9

Total Liabilities and Stockholders’ Equity	$12,198.1	$11,529.9

See Financial Notes.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In millions, except per share amounts)
Revenues	$12,159.3	$9,865.5	$23,813.2	$19,583.1
Cost of Sales	11,491.5	9,294.1	22,485.7	18,444.8

Gross Profit	667.8	571.4	1,327.5	1,138.3
Selling, Distribution, Research and Development and Administration Expenses	520.1	454.4	1,020.6	898.0

Operating Income	147.7	117.0	306.9	240.3
Interest Expense	(27.0)	(28.7)	(54.0)	(56.1)
Loss on Sales of Businesses, Net	—	—	(18.4)	—
Gain (Loss) on Investments	(3.4)	7.8	(5.7)	7.8
Other Income, Net	9.6	9.3	19.2	20.2

Income Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	126.9	105.4	248.0	212.2
Income Taxes	(46.3)	(41.9)	(60.5)	(83.6)
Dividends on Preferred Securities of Subsidiary Trust	(1.6)	(1.6)	(3.1)	(3.1)

Net Income	$79.0	$61.9	$184.4	$125.5

Earnings per Common Share
Diluted	$0.27	$0.22	$0.63	$0.44
Basic	0.28	0.22	0.65	0.44
Dividends per Common Share	0.06	0.06	0.12	0.12
Shares on which earnings per common share were based
Diluted	299.0	292.0	297.5	290.7
Basic	285.0	283.0	284.5	282.8

See Financial Notes.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,

	2001	2000

	(In millions)
Operating Activities
Net income	$184.4	$125.5
Adjustments to reconcile to net cash provided (used) by operating activities
Depreciation	58.8	56.1
Amortization	44.5	60.4
Provision for bad debts	28.3	22.7
Deferred taxes on income	24.7	9.3
Loss on sale of businesses	18.4	—
Other non-cash items	37.6	(3.3)

Total	396.7	270.7

Effects of changes in:
Receivables	(376.9)	(236.1)
Inventories	(543.0)	(325.4)
Drafts and accounts payable	599.9	470.0
Deferred revenue	(77.5)	(71.8)
Taxes	29.1	(233.6)
Other	(24.4)	(33.2)

Total	(392.8)	(430.1)

Net cash provided (used) by continuing operations	3.9	(159.4)
Discontinued operations	(0.3)	(1.1)

Net cash provided (used) by operating activities	3.6	(160.5)

Investing Activities
Maturities of marketable securities, net	4.8	—
Property acquisitions	(43.1)	(59.6)
Acquisitions of businesses, less cash and short-term investments acquired	(7.4)	(39.8)
Notes receivable issuances, net	(30.0)	(10.3)
Other	(58.3)	(43.9)

Net cash used by investing activities	(134.0)	(153.6)

Financing Activities
Proceeds from issuance of debt	4.2	2.0
Repayment of debt	(17.0)	(20.6)
Dividends paid on preferred securities of subsidiary trust	(5.0)	(5.0)
Capital stock transactions
Issuances	41.4	20.0
Share repurchases	(15.1)	(25.5)
Dividends paid	(34.3)	(34.2)
ESOP notes and guarantees	8.9	3.2
Other	—	1.7

Net cash used by financing activities	(16.9)	(58.4)

Net decrease in Cash and Equivalents	(147.3)	(372.5)

Cash and Equivalents at beginning of period	433.7	548.9

Cash and Equivalents at end of period	$286.4	$176.4

See Financial Notes.

McKESSON CORPORATION

FINANCIAL NOTES
(Unaudited)

1.     Interim Financial Statements

      In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001 and 2000.

      The results of operations for the three and six months ended September 30, 2001 and 2000 are not necessarily indicative of the results for the full years.

      These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our fiscal 2001 consolidated financial statements previously filed with the Securities and Exchange Commission (the “SEC”). Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     New Accounting Pronouncements

      On April 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which established accounting and reporting standards for derivative instruments and for hedging activities. These statements require that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.

      We have identified a cross-currency interest rate swap related to U.S. dollar-denominated debt securities issued by a Canadian subsidiary as a derivative instrument. The swap, which has been designated as a cash flow hedge in accordance with criteria established by SFAS No. 133, has a notional amount of $125.0 million and a fair value of $17.4 million at September 30, 2001. SFAS No. 133 further provides that for a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. No ineffectiveness was recognized in the the quarter and six months ended September 30, 2001 related to the cross-currency interest rate swap. The fair value of this instrument has been classified as “Other Assets” in the accompanying balance sheet. We do not have any other significant derivatives as of September 30, 2001.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted this accounting standard for business combinations initiated after June 30, 2001.

      As of April 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

McKESSON CORPORATION

FINANCIAL NOTES — (Continued)

(Unaudited)

      In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months
	Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In millions, except per share amounts)
Reported net income	$79.0	$61.9	$184.4	$125.5
Goodwill amortization, net of tax	—	11.6	—	22.0

Adjusted net income	$79.0	$73.5	$184.4	$147.5

Diluted earnings per common share
Reported net income	$0.27	$0.22	$0.63	$0.44
Goodwill amortization, net of tax	—	0.04	—	0.08

Adjusted net income	$0.27	$0.26	$0.63	$0.52

Basic earnings per common share
Reported net income	$0.28	$0.22	$0.65	$0.44
Goodwill amortization, net of tax	—	0.04	—	0.08

Adjusted net income	$0.28	$0.26	$0.65	$0.52

      The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. During the quarter ended September 30, 2001, we completed the transitional impairment test and did not record any impairments of goodwill.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” and will be effective on April 1, 2002. We are assessing the impact, if any, SFAS No. 144 will have on our consolidated financial statements.

3.     Divestitures

      In June 2001, we sold the stock of an Information Solutions business which provided internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies for a pre-tax gain of $0.2 million and a net tax benefit of $30.0 million, resulting in an after-tax gain of $30.2 million. For accounting purposes, the net assets of this business were written down in fiscal 2001 in connection with the restructuring of the former iMcKesson business segment. The tax benefit could not be recognized until fiscal 2002, when the sale of the stock was completed.

      In July 2001, we completed the sale of the net assets of another Information Solutions business that provided managed care systems for the payor market. We recognized a pre-tax loss of $18.6 million, or an after-tax loss of $11.8 million on this sale in the first quarter.

McKESSON CORPORATION

FINANCIAL NOTES — (Continued)

(Unaudited)

4.     Marketable Securities

      The September 30, 2001 marketable securities balance includes $4.0 million held in trust as exchange property for our outstanding $6.5 million principal amount of 4.5% exchangeable subordinated debentures.

5.     Goodwill and Other Intangible Assets

      Changes in the carrying amount of goodwill for the six months ended September 30, 2001, by operating segment, are as follows:

	Supply	Information
	Solutions	Solutions	Total

	(In millions)
Balance, March 31, 2001	$934.5	$28.8	$963.3
Goodwill acquired during the period	2.9	—	2.9
Translation adjustments and other	2.8	(0.2)	2.6

Balance, September 30, 2001	$940.2	$28.6	$968.8

      Information regarding our other intangible assets follows:

	September 30, 2001			March 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(In millions)
Customer lists	$83.9	$(35.7)	$48.2	$80.8	$(31.1)	$49.7
Technology	43.0	(13.2)	29.8	48.0	(12.9)	35.1
Trademarks	13.3	(1.0)	12.3	13.3	(0.8)	12.5
Other	8.4	(4.0)	4.4	7.8	(4.0)	3.8

Total	$148.6	$(53.9)	$94.7	$149.9	$(48.8)	$101.1

      Amortization expense of other intangible assets was $3.6 million and $4.2 million in the three months and $7.1 million and $8.3 million in the six months ended September 30, 2001 and 2000.

6.     Current Liabilities

      Drafts and accounts payable includes drafts outstanding of $667.0 million as of September 30, 2001 and $758.6 million as of March 31, 2001.

      Our other current liabilities are as follows:

	September 30,	March 31,
	2001	2001

	(In millions)
Salaries and wages	$115.0	$142.2
Taxes	51.0	79.8
Interest and dividends	30.7	31.0
Other	377.4	362.2

Total	$574.1	$615.2

McKESSON CORPORATION

FINANCIAL NOTES — (Continued)

(Unaudited)

7.     Convertible Preferred Securities

      In February 1997, a wholly-owned subsidiary trust of McKesson Corporation issued 4 million shares of preferred securities to the public and 123,720 common securities to McKesson Corporation, which are convertible at the holder’s option into our common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of our 5% Convertible Junior Subordinated Debentures due in 2027 (the “Debentures”). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable beginning in March 2001 at 103.0% of the principal amount thereof.

      Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson Corporation common stock, subject to adjustment in certain circumstances. If not converted, the preferred securities will be redeemed upon repayment of the Debentures, and are callable at 103.0% of the liquidation amount.

      We have guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the “Guarantee”). The Guarantee, when taken together with our obligations under the Debentures, and in the indenture pursuant to which the Debentures were issued, and our obligations under the Amended and Restated Declaration of Trust governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

      The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

8.     Gains, Losses and Charges To Net Income

      During the quarter ended September 30, 2001, our Supply Solutions segment recorded asset impairment charges of $4.8 million for product rationalizations in the medical-surgical business, partially offset by proceeds of $2.8 million from the settlements of claims with third parties in the medical-surgical and medical management businesses. Also, during the current quarter, our Information Solutions segment recorded proceeds of $1.0 million from the settlement of a claim related to purchased software for which we had recorded an impairment charge of $3.2 million in the quarter ended June 30, 2001. In the six months ended September 30, 2001, we sold two Information Solutions businesses for a pre-tax loss of $18.4 million, or an after-tax gain of $18.4 million. In the Corporate segment, we recorded a loss on equity investments of $3.4 million in the quarter and $5.7 million in the six months and costs associated with the pending securities litigation of $0.9 million in the quarter and $1.5 million in the six months ended September 30, 2001. These charges were partially offset in the quarter by the receipt of $0.9 million in settlement proceeds from an investment that was written off in prior years.

      During the quarter and six months ended September 30, 2000, our Supply Solutions segment recorded a $7.8 million gain on the liquidation of an investment. This was partially offset by a charge of $2.1 million for the write-off of purchased in-process technology related to the July 2000 acquisition of an Information Solutions business. We also incurred $0.7 million in legal fees related to the Accounting Litigation (see Financial Note 12) in the Corporate segment.

McKESSON CORPORATION

FINANCIAL NOTES — (Continued)

(Unaudited)

9.     Restructuring and Related Asset Impairments

      We recorded the following charges and adjustments for restructuring and related asset impairments in the quarter and six months ended September 30, 2001 and 2000:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In millions)
Asset impairments	$0.5	$—	$3.4	$—
Severance	6.7	2.6	5.2	2.6
Exit-related	14.0	0.2	11.7	0.2

	$21.2	$2.8	$20.3	$2.8

      A reconciliation of the reserves for the restructuring plans from March 31, 2001 to September 30, 2001, by operating segment follows:

			Information
	Supply Solutions		Solutions		Corporate

		Exit-		Exit-		Exit-
	Severance	Related	Severance	Related	Severance	Related	Total

	(In millions)
Balance, March 31, 2001	$10.0	$7.5	$3.5	$9.0	$24.7	$0.3	$55.0
Charges incurred during the period	10.0	14.0	—	—	—	—	24.0
Severance amounts paid during the period	(3.3)	—	(1.0)	—	(4.6)	—	(8.9)
Adjustments	(2.0)	(2.3)	—	—	(2.8)	—	(7.1)
Other costs paid during the period	—	(1.9)	—	(0.9)	—	(0.2)	(3.0)

Balance, September 30, 2001	$14.7	$17.3	$2.5	$8.1	$17.3	$0.1	$60.0

      The remaining balances at September 30, 2001 relate primarily to charges recorded in fiscal 2002 and fiscal 2001. The reserves for other exit-related items consist of costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations.

      During the quarter ended September 30, 2001, we reviewed the operations and cost structure of, and developed and communicated a plan to close 23 distribution centers in, the medical-surgical business. In connection with this plan, we recorded asset impairment charges of $0.3 million, severance charges of $10.0 million relating to the termination of approximately 650 employees primarily in distribution center, delivery and associated back-office functions and exit-related charges of $14.0 million for costs to prepare facilities for disposal, lease costs and property taxes required subsequent to termination of operations. We paid $0.4 million in severance to 12 of these employees and $0.5 million in exit-related costs during the quarter.

      In conjunction with restructuring plans provided for in prior fiscal years, during the six months ended September 30, 2001, our Supply Solutions segment paid severance of $1.3 million to approximately 100 employees in the medical-surgical business, $0.7 million to 23 call center employees, and $0.4 million to 72 customer service and administrative employees in the medical management business, $0.4 million to approximately 38 customer service and administrative employees in the pharmaceutical services business and $0.1 million to terminated employees in the pharmacy management business. During the six months ended September 30, 2001, we paid $0.5 million of exit costs in connection with the distribution center closures in the medical-surgical business, $0.3 million of exit costs in connection with the call center and foreign office

McKESSON CORPORATION

FINANCIAL NOTES — (Continued)

(Unaudited)

closures in the medical management business and $0.6 million of exit costs in connection with closure of an office in the pharmaceutical services business. In connection with a reassessment of prior year restructuring plans, we reversed previously recorded severance reserves of $0.5 million in the quarter and $1.7 million in the six months in the pharmaceutical distribution business and $0.3 million in the six months ended September 30, 2001 medical-surgical business. We also reversed $2.7 million in the medical-surgical business and recorded $0.4 million in the pharmaceutical distribution business in exit-related reserves in the six months ended September 30, 2001. Also, in connection with a reassessment of prior year restructuring plans of the pharmaceutical and medical-surgical businesses, we recorded asset impairment charges of $0.2 million in the quarter and $3.1 million in the six months. We plan to continue the previously announced back-office reductions in the pharmaceutical distribution business and workforce reductions in the medical-surgical distribution business throughout fiscal 2002.

      In the Information Solutions segment, $1.0 million of severance was paid in the six-month period ended September 30, 2001, to approximately 100 employees who were terminated in fiscal 2000 and 2001 under extended payment arrangements. In addition, $0.9 million of exit costs were paid during the six months ended September 30, 2001 in this segment.

      In the Corporate segment, $2.8 million of previously recorded severance reserves for executives of the former iMcKesson business segment were reversed in the quarter ended September 30, 2001. Also, severance of $4.6 million was paid to 8 employees and exit-related costs of $0.2 million were paid during the six months ended September 30, 2001 in connection with restructuring plans provided for in fiscal 2001.

      In the quarter ended September 30, 2000, our Supply Solutions segment recorded a severance charge of $0.5 million related to a workforce reduction in the pharmacy management business and charges of $2.1 million for severance and $0.2 million for facility closing costs related to a planned call center closure and workforce reduction in the medical management business.

10.     Comprehensive Income

      Comprehensive income is defined as all changes in stockholders’ equity from non-owner sources. It includes net income and amounts arising from unrecognized pension costs, unrealized gains or losses on marketable securities and investments classified as available for sale which are recorded directly to stockholders’ equity, net gains or losses on effectively hedged derivative instruments and foreign currency translation adjustments. Total comprehensive income for the three and six months ended September 30, 2001 and 2000 is as follows:

	Three Months
	Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(In millions)
Net income	$79.0	$61.9	$184.4	$125.5
Unrealized gain (loss) on marketable securities and investments	(2.6)	4.4	(5.2)	(9.1)
Net gain (loss) on derivative instruments	(0.9)	—	1.3	—
Foreign currency translation adjustments	(5.9)	(2.9)	(3.9)	(8.2)

	$69.6	$63.4	$176.6	$108.2

McKESSON CORPORATION

FINANCIAL NOTES — (Continued)

(Unaudited)

11.     Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income:

	Three Months Ended

	September 30, 2001			September 30, 2000

	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic EPS
Net Income	$79.0	285.0	$0.28	$61.9	283.0	$0.22

Effect of Dilutive Securities
Options to purchase common stock	—	8.2		—	3.3
Trust convertible preferred securities	1.6	5.4		1.6	5.4
Restricted stock	—	0.4		—	0.3

Diluted EPS
Net income available to common stockholders plus assumed conversions	$80.6	299.0	$0.27	$63.5	292.0	$0.22

	Six Months Ended

	September 30, 2001			September 30, 2000

	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic EPS
Net Income	$184.4	284.5	$0.65	$125.5	282.8	$0.44

Effect of Dilutive Securities
Options to purchase common stock	—	7.3		—	2.3
Trust convertible preferred securities	3.1	5.4		3.1	5.4
Restricted stock	—	0.3		—	0.2

Diluted EPS
Net income available to common stockholders plus assumed conversions	$187.5	297.5	$0.63	$128.6	290.7	$0.44

12.     Litigation

Accounting Litigation

      In our annual report on Form 10-K for the fiscal year ended March 31, 2001, and our quarterly report on Form 10-Q for the quarter ending June 30, 2001, we reported on numerous legal proceedings arising out of our announcement on April 28, 1999 regarding accounting improprieties at our subsidiary, HBO & Company (“HBOC”).

      On July 25, 2001, the Georgia state court stayed all claims relating to the accounting litigation in the previously reported action, Powell v. McKesson HBOC, Inc. et al. (Case No. 1999CV-15443), pending completion of trial in the consolidated federal class actions pending in the United States District Court for the Northern District of California entitled In Re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743-RMW) (the “Consolidated Action”), and the only claims proceeding in Powell are plaintiff’s claims for unpaid sales commissions. On August 22, 2001, the Georgia state court also stayed the

McKESSON CORPORATION

FINANCIAL NOTES — (Continued)

(Unaudited)

previously reported action Curran Partners, L.P. v. McKesson HBOC, Inc., et al., (Case No. 00 VS-010801) in favor of the Consolidated Action.

      On July 27, 2001, an action was filed in the United States District Court for the Northern District of California captioned Pacha et al., v. McKesson HBOC, Inc. et al., (No. C01-20713 PVT) (“Pacha”). The Pacha plaintiffs allege that they were individual shareholders of our stock on November 27, 1998, and assert that we violated Section 14(a) of the Exchange Act and SEC Rule 14a-9, and that we, aided by HBOC, breached our fiduciary duties to plaintiffs by issuing a joint proxy statement in connection with the McKesson-HBOC merger which allegedly contained false and misleading statements or omissions. Plaintiffs name as defendants us, HBOC, certain current or former officers or directors of our company or HBOC, Arthur Andersen and Bear Stearns. The complaint seeks unspecified compensatory and punitive damages, attorneys fees and costs. The action has been assigned to the Honorable Ronald M. Whyte, the judge overseeing the Consolidated Action. On September 25, 2001, the Pacha plaintiffs filed an application with the Court requesting that their action not be consolidated with the Consolidated Action. We filed an opposition to that application on October 3, 2001, and the matter has not yet been decided.

      On July 31, 2001, our demurrer to the Second Amended Complaint was overruled and our alternative motion to strike denied in the previously reported California state court action, Yurick v. McKesson HBOC, Inc., et al.,(Case No. 303857).

      On October 12, 2001, we filed a motion to dismiss the First Amended Complaint in the previously reported action, Chang v. McKesson HBOC, Inc., et al., (N.D. Cal No. C00-20030-RMW), and that motion is presently set for hearing on February 15, 2002.

      Our demurrers, alternative motions to strike and motions to stay or modify an existing stay, in the previously reported California Superior Court actions, The State of Oregon by and Through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc., et al., (Case No. 307619), Minnesota State Board of Investment v. McKesson HBOC, Inc., et al., (Case No. 311747) and Utah State Retirement Board v. McKesson HBOC, Inc., et al., (Case No. 311269), are all currently set for hearing on November 15, 2001.

      The previously reported American Healthcare Fund II L.P., et al., v. McKesson HBOC, Inc., et al., (Case No. 00-CV-1762) pending in Colorado state court and involving contract and interference with contract claims brought against us and HBOC by certain former shareholders of Access Health Inc., a company acquired by HBOC in December of 1998, has been settled and was dismissed with prejudice on October 24, 2001, and that resolution had no material impact on the Company.

      The previously reported investigations by the United States Attorney’s Office and the Securities and Exchange Commission are continuing. On September 27, 2001, the Securities and Exchange Commission filed securities fraud charges against six former HBOC officers and employees. Simultaneous with the filing of the Commission’s civil complaints, four of the six defendants settled the claims brought against them by, among other things, consenting, without admitting or denying the allegations of the complaints, to entry of permanent injunctions against all of the alleged violations, and agreeing to pay civil penalties in various amounts.

      We do not believe it is feasible to predict or determine the outcome or resolution of, or to estimate the amounts of, or potential range of, loss with respect to the above mentioned proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations and cash flows.

McKESSON CORPORATION

FINANCIAL NOTES — (Concluded)

(Unaudited)

Other Litigation

      On August 29, 2001, we filed motions for summary judgment in the previously reported matter FoxMeyer Health Corporation v. McKesson, et al., (Case No. 97 00311), pending in Texas state court. The FoxMeyer court has heard one of those motions and will hear the remaining motions on November 2, 2001. Trial is presently set in FoxMeyer for January 14, 2002.

13.     Segment Information

      Our operating segments include Supply Solutions and Information Solutions. In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is income before interest expense, taxes on income and allocation of certain corporate revenues and expenses. Corporate interest income has been reclassified from Interest-net to the Corporate segment for all periods presented. Financial information relating to our reportable segments for the three and six months ended September 30, 2001 and 2000, and as of September 30, 2001 and March 31, 2001, is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In millions)
Revenues
Supply Solutions	$11,922.8	$9,644.6	$23,332.9	$19,136.5
Information Solutions	235.9	220.2	479.1	445.2
Corporate	0.6	0.7	1.2	1.4

Total	$12,159.3	$9,865.5	$23,813.2	$19,583.1

Operating profit (loss)
Supply Solutions	$176.0	$159.2	$372.8	$309.6
Information Solutions	14.5	(0.6)	3.5	2.6

Total	190.5	158.6	376.3	312.2
Interest Expense	(27.0)	(28.7)	(54.0)	(56.1)
Corporate	(36.6)	(24.5)	(74.3)	(43.9)

Income before income taxes and dividends on preferred securities of subsidiary trust	$126.9	$105.4	$248.0	$212.2

	September 30,	March 31,
	2001	2001

	(In millions)
Segment assets
Supply Solutions	$10,977.0	$10,067.4
Information Solutions	519.1	558.9
Corporate	702.0	903.6

Total	$12,198.1	$11,529.9

McKESSON CORPORATION

FINANCIAL REVIEW
(Unaudited)

Segment Results

      The revenues and operating profits by business segment are as follows:

	Three Months Ended					Six Months Ended
	September 30,					September 30,

	2001		2000		Chg.	2001		2000		Chg.

	(Dollars in millions)
REVENUES
Supply Solutions
Pharmaceutical Distribution & Services
U.S. Health Care(1)	$10,456.6		$8,301.7		26%	$20,421.5		$16,426.7		24%
International	714.5		648.2		10	1,427.0		1,275.8		12

Total Pharmaceutical Distribution & Services	11,171.1		8,949.9		25	21,848.5		17,702.5		23
Medical-Surgical Distribution & Services	751.7		694.7		8	1,484.4		1,434.0		4

Total Supply Solutions	11,922.8		9,644.6		24	23,332.9		19,136.5		22

Information Solutions
Software	42.2		28.1		50	87.6		59.8		46
Services	178.6		174.4		2	358.6		350.6		2
Hardware	15.1		17.7		(15)	32.9		34.8		(5)

Total Information Solutions	235.9		220.2		7	479.1		445.2		8

Corporate	0.6		0.7			1.2		1.4

Total	$12,159.3		$9,865.5		23	$23,813.2		$19,583.1		22

OPERATING PROFIT (LOSS)
Supply Solutions	$176.0	(3)	$159.2	(6)	11	$372.8	(3)	$309.6	(6)	20
Information Solutions	14.5	(4)	(0.6	)(7)		3.5	(4)	2.6	(7)	35

Total	190.5		158.6		20	376.3		312.2		21
Interest Expense(2)	(27.0)		(28.7)		(6)	(54.0)		(56.1)		(4)
Corporate(2)	(36.6	)(5)	(24.5	)(8)	49	(74.3	)(5)	(43.9	)(8)	69

Income before income taxes and dividends on preferred securities of subsidiary trust	$126.9		$105.4		20	$248.0		$212.2		17

(1)	Includes warehouse sales of $3,241.5 million and $2,375.3 million in the three months ended September 30, 2001 and 2000, and $6,348.0 million and $4,700.6 million in the six months ended September 30, 2001 and 2000.

(2)	Corporate interest income has been reclassified from Interest — net to the Corporate segment for all periods presented.

(3)	Includes pre-tax charges of $5.1 million for asset impairments and $24.0 million for severance and exit-related activities related to product rationalizations and distribution center closures in the medical-

McKESSON CORPORATION

FINANCIAL REVIEW — (Continued)

(Unaudited)

surgical business, partially offset by proceeds of $2.8 million in settlements from third parties in the medical-surgical and medical management businesses. Also includes charges for asset impairments of $0.2 million in the quarter and $3.1 million in the six months, and net reductions in severance and exit-related reserves of $0.5 million in the quarter and $4.3 million in the six months associated with prior year restructuring plans of the pharmaceutical and medical-surgical businesses.

(4)	Includes settlement proceeds of $1.0 million related to purchased software. A charge of $3.2 million was recorded to write off this asset in the quarter ended June 30, 2001. The six months ended September 30, 2001 also include pre-tax losses of $18.4 million on the sales of two businesses.

(5)	Includes a pre-tax loss on equity investments of $3.4 million and $5.7 million and costs associated with the Accounting Litigation of $0.9 million and $1.5 million in the quarter and six months ended September 30, 2001. The six months also includes a $2.8 million reduction in prior year severance reserves and the receipt of $0.9 million in settlement proceeds from an investment that was previously written off.

(6)	Includes a $7.8 million pre-tax gain on the liquidation of an investment partially offset by charges of $0.5 million for severance in the pharmacy management business and $2.3 million for severance and exit-related activities in the medication management business.

(7)	Includes a $2.1 million charge for the write-off of purchased in-process technology related to an acquisition.

(8)	Includes costs associated with the Accounting Litigation of $0.7 million.

Factors Affecting Forward-Looking Statements

      In addition to historical information, our financial review includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “anticipates”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected.

      These and other risks and uncertainties are described herein or in our Forms 10-K, 10-Q, 8-K and other public documents filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Overview of Results

      Net income for the quarter ended September 30, 2001 increased to $79.0 million, $0.27 per diluted share, from $61.9 million, $0.22 per diluted share, in the prior year. For the six-month period, net income increased to $184.4 million, $0.63 per diluted share, from $125.5 million, $0.44 per diluted share. We elected to adopt SFAS No. 142, and accordingly discontinued the amortization of goodwill effective April 1, 2001. On a comparable basis, excluding goodwill amortization of $12.4 million and a tax benefit on goodwill amortization of $0.8 million, net income as adjusted would have been $73.5 million and earnings per diluted share would have been $0.26 in the prior year second quarter. Excluding goodwill amortization of $23.5 million and a tax benefit on goodwill amortization of $1.5 million, net income as adjusted would have been $147.5 million and earnings per diluted share would have been $0.52 in the six months ended September 30, 2000.

McKESSON CORPORATION

FINANCIAL REVIEW — (Continued)

(Unaudited)

      The results include the following:

	Three Months Ended September 30,

	2001		2000

	Pre-tax	After-tax	Pre-tax	After-tax

		(In millions)
Net Income
Before unusual items and dividends on convertible preferred securities of subsidiary trust	$152.5	$96.9	$103.2	$63.0
Dividends on convertible preferred securities of subsidiary trust	—	(1.6)	—	(1.6)

Before unusual items	152.5	95.3	103.2	61.4
Unusual items
Supply Solutions	(26.0)	(16.6)	5.0	3.0
Information Solutions	1.0	0.7	(2.1)	(2.1)
Corporate	(0.6)	(0.4)	(0.7)	(0.4)

Net income	$126.9	$79.0	$105.4	$61.9

	Six Months Ended September 30,

	2001		2000

	Pre-tax	After-tax	Pre-tax	After-tax

	(In millions)
Net Income
Before unusual items and dividends on convertible preferred securities of subsidiary trust	$297.2	$188.7	$210.0	$128.1
Dividends on convertible preferred securities of subsidiary trust	—	(3.1)	—	(3.1)

Before unusual items	297.2	185.6	210.0	125.0
Unusual items
Supply Solutions	(25.1)	(16.0)	5.0	3.0
Information Solutions	(20.6)	17.0	(2.1)	(2.1)
Corporate	(3.5)	(2.2)	(0.7)	(0.4)

Net income	$248.0	$184.4	$212.2	$125.5

      The results for the quarter and six months ended September 30, 2001 include unusual items that decreased after-tax income by $16.3 million and $1.2 million. These unusual items included charges of $3.3 million for asset impairments and $15.2 million for severance and exit-related costs related to product rationalizations and distribution center closures in the medical-surgical business of the Supply Solutions segment. These charges were partially offset by proceeds of $1.7 million from the settlement of claims with third parties in the medical-surgical and medical management businesses. The results also include charges of $0.1 million in the quarter and $2.0 million in the six months for asset impairments, and net reductions of $0.3 million in the quarter and $2.8 million in the six months in costs associated with prior year restructuring reserves in the pharmaceutical and medical-surgical businesses. During the quarter ended September 30, 2001, the Information Solutions segment recorded proceeds of $0.7 million from the settlement of a claim related to purchased software. During the six months ended September 30, 2001, this segment also recorded a charge of $2.1 million to write off this asset and sold two businesses for an after-tax gain of $18.4 million. In the Corporate segment, we recorded after-tax losses on equity investments of $2.2 million in the quarter and $3.6 million in the six months and costs associated with the Accounting Litigation of $0.6 million in the

McKESSON CORPORATION

FINANCIAL REVIEW — (Continued)

(Unaudited)

quarter and $1.0 million in the six months. These charges were offset in the quarter and six months by a reduction in prior year severance reserves of $1.8 million for executives of the former iMcKesson business segment and the receipt of $0.6 million in settlement proceeds representing a partial recovery from an investment that was written off in prior years.

      The results for the quarter and six months ended September 30, 2000 include unusual items that increased after-tax income by $0.5 million. These unusual items consisted of a $4.8 million gain on the liquidation of an investment partially offset by severance and exit-related costs of $1.8 million in the Supply Solutions segment, a $2.1 million write-off of purchased in-process technology related to an acquisition in the Information Solutions segment and $0.4 million in costs associated with the pending securities litigation.

      Net income before unusual items increased to $95.3 million from $61.4 million in the second quarter and to $185.6 million from $125.0 million in the six months ended September 30, 2001 and 2000, reflecting revenue growth and operating margin expansion in both the Supply Solutions and Information Solutions segments.

      The effective income tax rate before unusual items for the three and six months ended September 30, 2001 declined from the effective income tax rate for the comparable prior year periods due to the discontinuance of goodwill amortization, which is primarily non-tax-deductible, and tax planning initiatives. Unusual items included a $30.0 million tax benefit on the sale of the stock of an Information Solutions business.

      The discussion of the financial results that follows focuses on the results excluding unusual items, as we believe such discussion is the most informative representation of recurring, non-transactional related operating results.

     Supply Solutions

      The Supply Solutions segment includes the operations of our U.S. pharmaceutical distribution and services businesses, international pharmaceutical operations (Canada and Mexico), and medical-surgical distribution and services business. This segment accounted for 98% of consolidated revenues for the three and six months ended September 30, 2001 and 2000.

      Pharmaceutical Distribution & Services revenues increased by 25% to $11.2 billion in the quarter and 23% to $21.8 billion in the six-month period. This increase reflects growth in the quarter and first half in the U.S. direct delivery business of 22% and 20%, an increase in U.S. sales to customers’ warehouses of 36% and 35% and an increase in international revenues of 10% and 12%. The revenue growth in the quarter and first half of fiscal 2002 primarily reflects improved growth rates from a number of the Company’s largest U.S. retail drug chain customers and the impact of the implementation of certain distribution agreements which took full effect in the second quarter.

      Medical-Surgical Distribution & Services revenues increased 8% to $751.7 million in the quarter and 4% to $1,484.4 million in the six-month period. The six months ended September 30, 2000 contained five more selling days than the current year’s six-month period as a result of that business’ fiscal calendar. Excluding the additional selling days in the prior year, six-month period revenues increased by 6%.

      Supply Solutions operating profit increased $47.8 million or 31% to $202.0 million in the quarter and $93.3 million or 31% to $397.9 million in the six months. Operating profit as a percent of revenues (calculated excluding warehouse sales) increased 21 basis points to 2.33% in the second quarter and 23 basis points to 2.34% for the six months compared to prior year margins. Excluding goodwill amortization in the quarter and six months ended September 30, 2000, operating profit increased 25% and the operating margin increased

McKESSON CORPORATION

FINANCIAL REVIEW — (Continued)

(Unaudited)

12 basis points and 14 basis points in the respective periods. The increase in the operating margin reflects productivity improvements in both back-office and field operations and expanded product sourcing activities.

     Information Solutions

      The Information Solutions segment includes revenues from software sales, services and hardware sales. This segment accounted for 2% of consolidated revenues for the three and six months ended September 30, 2001 and 2000. Information Solutions revenues increased 7% to $235.9 million compared to $220.2 million in the prior year second quarter and 8% to $479.1 million from $445.2 million in the prior year six-month period. Software revenues increased 50% to $42.2 million from $28.1 million in the prior year second quarter and increased 46% to $87.6 million from $59.8 million in the prior year six-month period, reflecting the recognition of previously deferred revenue as a result of our adoption of a new contracting methodology in the prior year that led to an increase in the deferral of software revenues as a result of the use of the percentage of completion accounting method on such revenues. Services revenues of $178.6 million in the quarter and $358.6 million in the six months increased 2% from the prior year’s second quarter of $174.4 million and six months of $350.6 million. Hardware revenues decreased 15% in the quarter to $15.1 million from $17.7 million in the prior year second quarter and 5% in the first half to $32.9 million from $34.8 million in the prior year first half.

      Operating profit increased to $13.5 million in the quarter ended September 30, 2001 from $1.5 million in the prior year quarter and to $24.1 million in the current year six-month period from $4.7 million in the prior year six-month period. The operating profit margin increased to 5.72% in the quarter ended September 30, 2001 compared to 0.68% for the prior year second quarter and increased to 5.03% in the first half compared to 1.06% in the prior year comparable period. Excluding goodwill amortization in the prior year periods, operating profit increased 90% and the operating margin increased 250 basis points in the quarter and operating profit increased 63% and the operating margin increased 171 basis points in the six months compared to the respective prior year periods. The increase is primarily the result of the increase in higher margin software revenue and operating expense management.

     Interest Expense

      Interest expense decreased to $27.0 million from $28.7 million in the prior year second quarter and to $54.0 million from $56.1 million in the prior year first half. The decrease is due to lower interest rates partially offset by an increase in average borrowings to support revenue growth in the current year.

     Corporate

      Corporate expenses increased to $36.0 million from $23.8 million in the prior year second quarter and to $70.8 million from $43.2 million in the prior year first half. The increase in Corporate expenses reflects expenses for the sale of receivables associated with an increase in working capital, higher benefit costs and our share in the losses of HealthNexis, an Internet-based company we formed with other health care companies in fiscal 2001. The Corporate segment also includes the reclassification of Corporate interest income of $0.7 million and $1.7 million from Interest-net in the current and prior year second quarter and $1.3 million and 4.3 million in the current and prior year six-month periods.

Liquidity and Capital Resources

      Cash and equivalents decreased by $147.3 million to $286.4 million at September 30, 2001 from $433.7 million at March 31, 2001. During the six months ended September 30, 2001, operating activities provided $3.6 million of cash. The improvement in cash flows from operating activities during the quarter

McKESSON CORPORATION

FINANCIAL REVIEW — (Concluded)

(Unaudited)

ended September 30, 2001, reflects a decline in net financial inventory (inventory less payables) from June 30, 2001 to September 30, 2001.

      Cash and marketable securities available for sale were $293.1 million at September 30, 2001 compared to $445.6 million at March 31, 2001. The September 30, 2001 marketable securities balance includes $4.0 million that is currently restricted and held in trust as exchange property in connection with our outstanding exchangeable debentures.

      Inventories increased $538 million to $5.7 billion at September 30, 2001 from $5.1 billion at March 31, 2001. The increase in inventories reflects the build up associated with the implementation of new pharmaceutical distribution agreements.

      Stockholders’ equity was $3.7 billion at September 30, 2001, and the net debt-to-capital ratio was 19%, up slightly from 18% at March 31, 2001. The net debt-to-capital ratio for both periods was computed by reducing the outstanding debt amount by the cash and marketable securities balances. We had no sales of trade accounts receivable and no short-term borrowings outstanding at September 30, 2001.

      Return on average committed capital improved to 19.4% as of September 30, 2001 from 17.9% as of September 30, 2000. This improvement reflects a growth in the our operating profit in excess of the growth in the working capital required to fund the increase in revenues resulting from new pharmaceutical distribution agreements.

      Common shares outstanding increased to 286.0 million at September 30, 2001 from 284.0 million at March 31, 2001 due primarily to shares issued under employee benefit plans, partially offset by the 0.4 million shares repurchased as part of our previously announced $250 million share repurchase program. Average diluted shares increased to 299.0 million in the second quarter of fiscal 2002 from 292.0 million in the comparable prior year period due to an increased effect of dilutive securities as a result of an increase in our stock price and an increase in common shares outstanding.

      In October 2001, we renewed a 364-day revolving credit agreement that allows for borrowings of up to $1.075 billion under terms substantially similar to those previously in place. This credit facility is primarily intended to support our commercial paper borrowings.

Additional Factors That May Affect Future Results

      Reference is made to the additional factors that may affect the future results described in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

      We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2001 Annual Report on Form 10-K.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

      See Financial Note 12 to our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 4.      Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders was held on July 25, 2001. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below:

      The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve for a three-year term. The vote was as follows:

	Votes For	Votes Withheld

John H. Hammergren	252,646,769	6,348,781
M. Christine Jacobs	251,908,591	7,086,959
Martin M. Koffel	252,395,187	6,600,363

      The proposal to amend the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan received the following vote:

Votes For	Votes Against	Votes Abstained

192,692,929	63,888,328	2,414,293

      The proposal to approve the Amendment to the Company’s Restated Certificate of Incorporation to change our name to McKesson Corporation received the following vote:

Votes For	Votes Against	Votes Abstained

255,666,985	2,253,621	1,074,944

      The proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2002 received the following vote:

Votes For	Votes Against	Votes Abstained

254,293,104	3,164,131	1,538,315

      The stockholder proposal regarding performance-based options received the following vote:

Votes For	Votes Against	Votes Abstained

55,711,172	139,667,310	13,224,895

      The stockholder proposal regarding severance payments received the following vote:

Votes For	Votes Against	Votes Abstained

35,918,555	157,087,896	15,596,526

      The stockholder proposal regarding the sale of the Company received the following vote:

Votes For	Votes Against	Votes Abstained

6,583,730	198,713,051	3,306,596

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Exhibits identified below are incorporated herein by reference as exhibits to this report.

Exhibit
Number	Description

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant as filed with the office of the Delaware Secretary of State on July 30, 2001.
3.3	Amended and Restated By-Laws of the Company dated as of July 25, 2001.
10.1	Fourth Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of June 15, 2001.

      (b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Dated: November 2, 2001	/s/ WILLIAM R. GRABER William R. Graber Senior Vice President and Chief Financial Officer

/s/ NIGEL A. REES Nigel A. Rees Vice President and Controller