Form 10-Q
period 2001-12-31
MCKESSON CORP
filed 2002-02-14
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2002

Common stock, $0.01 par value	287,453,771 shares

McKESSON CORPORATION

Item		Page

	PART I. FINANCIAL INFORMATION
1.	Condensed Financial Statements
	Consolidated Balance Sheets at December 31, 2001 and March 31, 2001	3
	Consolidated Statements of Operations for the quarter and nine months ended December 31, 2001 and 2000	4
	Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2000	5
	Financial Notes	6-19
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28
3.	Quantitative and Qualitative Disclosures about Market Risk	28

	PART II. OTHER INFORMATION
1.	Legal Proceedings	28
6.	Exhibit and Reports on Form 8-K	28
	Signatures	29

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

McKESSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions except per share amounts)
(Unaudited)

	December 31,	March 31,
	2001	2001

ASSETS
Current Assets
Cash and equivalents	$284.9	$433.7
Marketable securities	5.3	11.9
Receivables	3,604.2	3,443.4
Inventories	6,259.3	5,116.4
Prepaid expenses and other	160.7	158.6

Total	10,314.4	9,164.0

Property, Plant and Equipment, net	579.8	595.3
Capitalized Software	118.8	103.7
Notes Receivable	225.4	131.3
Goodwill	969.6	963.3
Other Assets	580.9	572.3

Total Assets	$12,788.9	$11,529.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$6,249.1	$5,361.9
Deferred revenue	427.6	378.5
Short-term borrowings	15.0	—
Current portion of long-term debt	318.4	194.1
Other liabilities	633.7	615.2

Total	7,643.8	6,549.7

Postretirement Obligations and Other Noncurrent Liabilities	272.5	255.8
Long-Term Debt	893.4	1,035.6
McKesson Corporation — Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.1	195.9
Other Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, par value $0.01, 400.0 shares authorized, 287.9 and 286.3 shares issued and outstanding at December 31, 2001 and March 31, 2001	2.9	2.9
Additional paid-in capital	1,830.9	1,828.7
Other capital	(101.9)	(108.4)
Retained earnings	2,248.9	2,006.6
Accumulated other comprehensive loss	(84.5)	(75.0)
ESOP notes and guarantees	(74.5)	(89.0)
Treasury shares, at cost, 1.1 and 2.3 shares at December 31, 2001 and March 31, 2001	(38.7)	(72.9)

Total Stockholders’ Equity	3,783.1	3,492.9

Total Liabilities and Stockholders’ Equity	$12,788.9	$11,529.9

See Financial Notes.

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues	$13,196.7	$11,017.8	$37,009.9	$30,600.9
Cost of Sales	12,511.3	10,416.3	34,997.0	28,860.9

Gross Profit	685.4	601.5	2,012.9	1,740.0
Selling, Distribution, Research and Development and Administration Expenses	497.7	471.2	1,518.1	1,369.4

Operating Income	187.7	130.3	494.8	370.6
Interest Expense	(27.2)	(28.3)	(81.2)	(84.4)
Loss on Investments	(0.2)	(98.9)	(5.9)	(91.1)
Loss on Sale of Businesses, Net	—	—	(18.4)	—
Other Income, Net	9.5	11.3	28.5	31.5

Income Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	169.8	14.4	417.8	226.6
Income Taxes	(59.5)	(5.6)	(120.0)	(89.2)
Dividends on Preferred Securities of Subsidiary Trust	(1.5)	(1.5)	(4.6)	(4.6)

Income After Taxes
Continuing operations	108.8	7.3	293.2	132.8
Discontinued operations	—	(5.6)	—	(5.6)

Net Income	$108.8	$1.7	$293.2	$127.2

Earnings per Common Share
Diluted
Continuing operations	$0.37	$0.03	$1.00	$0.47
Discontinued operations	—	(0.02)	—	(0.02)

Total	$0.37	$0.01	$1.00	$0.45

Basic
Continuing operations	$0.38	$0.03	$1.03	$0.47
Discontinued operations	—	(0.02)	—	(0.02)

Total	$0.38	$0.01	$1.03	$0.45

Dividends Declared per Common Share	$0.06	$0.06	$0.18	$0.18
Weighted Average Shares
Diluted	299.2	295.1	299.0	292.3
Basic	285.6	283.4	284.9	283.0

See Financial Notes.

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,

	2001	2000

Operating Activities
Income from continuing operations	$293.2	$132.8
Adjustments to reconcile to net cash provided (used) by operating activities
Depreciation	87.4	85.4
Amortization	66.1	92.4
Provision for bad debts	40.0	37.3
Deferred taxes on income	9.5	40.7
Loss on sale of businesses	18.4	—
Other non-cash items	19.0	60.5

Total	533.6	449.1

Effects of changes in:
Receivables	(323.1)	(566.6)
Inventories	(1,151.1)	(780.9)
Drafts and accounts payable	891.8	1,136.4
Deferred revenue	52.9	36.4
Taxes	100.0	(213.9)
Other	(22.7)	(9.0)

Total	(452.2)	(397.6)

Net cash provided by continuing operations	81.4	51.5
Discontinued operations	(0.2)	(6.7)

Net cash provided by operating activities	81.2	44.8

Investing Activities
Property acquisitions	(74.8)	(96.0)
Acquisitions of businesses, less cash and short-term investments acquired	(10.7)	(50.7)
Notes receivable issuances, net	(46.2)	(26.2)
Other	(76.9)	(16.7)

Net cash used by investing activities	(208.6)	(189.6)

Financing Activities
Proceeds from issuance of debt	18.9	5.6
Repayment of debt	(23.6)	(38.8)
Dividends paid on convertible preferred securities of subsidiary trust	(7.5)	(7.5)
Capital stock transactions:
Issuances	71.9	34.2
Share repurchases	(44.2)	(25.7)
Dividends paid	(51.4)	(51.3)
ESOP notes and guarantees	14.5	10.9
Other	—	1.7

Net cash used by financing activities	(21.4)	(70.9)

Net decrease in cash and equivalents	(148.8)	(215.7)
Cash and equivalents at beginning of period	433.7	548.9

Cash and equivalents at end of period	$284.9	$333.2

See Financial Notes.

McKESSON CORPORATION
FINANCIAL NOTES
(Unaudited)

1. Interim Financial Statements

     In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2001, the results of operations for the quarter and nine months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000.

     The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our fiscal 2001 consolidated financial statements previously filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. New Accounting Pronouncements

     On April 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. These statements require that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The adoption of this accounting standard did not materially impact our consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted this accounting standard for business combinations initiated after June 30, 2001.

     In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. We adopted SFAS No. 142 on April 1, 2001 and, as required by this pronouncement, during the quarter ended September 30, 2001, we completed a transitional impairment test and we did not record any impairments of goodwill.

     In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in millions except per share amounts):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Reported net income	$108.8	$1.7	$293.2	$127.2
Goodwill amortization, net of tax	—	12.0	—	34.0

Adjusted net income	$108.8	$13.7	$293.2	$161.2

Diluted earnings per common share	$0.37	$0.01	$1.00	$0.45
Goodwill amortization, net of tax	—	0.04	—	0.12

Adjusted diluted earnings per common share	$0.37	$0.05	$1.00	$0.57

Basic earnings per common share	$0.38	$0.01	$1.03	$0.45
Goodwill amortization, net of tax	—	0.04	—	0.12

Adjusted basic earnings per common share	$0.38	$0.05	$1.03	$0.57

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for our fiscal year 2004.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for our fiscal year 2003 and are generally to be applied prospectively.

     We are evaluating what impact, if any, SFAS No. 143 and No. 144 may have on the consolidated financial statements.

3. Acquisitions and Divestitures

     During the first nine months of fiscal 2002 and 2001, we acquired several businesses having an aggregate cash cost of $10.7 million and $50.7 million. Our Supply Solutions segment acquired six businesses in fiscal 2002. In 2001, nine acquisitions were for our Supply Solutions segment and two acquisitions were for our Information Solutions segment. As a result of these acquisitions, we recorded approximately $6.9 million in goodwill for the nine months ended December 31, 2001 and $56.0 million for the comparable fiscal 2001 period. Purchase prices have been allocated based on estimated fair values at the date of acquisition, and may be subject to change. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to our consolidated financial statements on either an individual or aggregate basis.

     During the first half of fiscal 2002, we sold two businesses from our Information Solutions segment. We recognized a net pre-tax loss of $18.4 million and an after-tax gain of the same amount. For accounting purposes, the net assets of one of these businesses were written down in fiscal 2001 in connection with the restructuring of our former iMcKesson business segment. The tax benefit could not be recognized until fiscal 2002, when the sale of the business was completed.

     The after-tax loss from discontinued operations for the quarter and nine months ended December 31, 2000 primarily reflects an adjustment to the gain recorded on the fiscal 2000 sale of the our former subsidiary, McKesson Water Products Company.

4. Special Charges

     During the quarter and nine months ended December 31, 2001 and 2000, we had the following special charges to income (in millions):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Loss on investments, net	$0.2	$98.9	$5.9	$91.1
Loss on sale of businesses, net	—	—	18.4	—
Legal settlement	4.0	—	4.0	—
Restructuring expense (Financial Note 5)	—	1.0	16.9	3.8
Asset impairments relating to restructuring activities (Financial Note 5)	—	0.7	3.4	0.7
Other, net	0.3	1.1	5.1	3.9

Total pre-tax special charges	4.5	101.7	53.7	99.5
Tax benefit	(1.6)	(39.7)	(49.6)	(38.0)

Total after-tax special charges	$2.9	$62.0	$4.1	$61.5

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     The quarter and nine months ended December 31, 2000 include charges of $98.9 million and $91.1 million for impairments of certain equity investments. The impairment charge for the quarter primarily consists of a $92.2 million impairment loss due to the other-than-temporary decline in value of our WebMD, Inc., warrants, which we received in fiscal 2000 as a result of a merger between Healtheon Corporation and WebMD, Inc., and an impairment loss of $6.7 million for other equity investments. For the nine months ended December 31, 2000, loss on investments also includes a $7.8 million gain on the liquidation of another investment.

     Other items primarily include legal costs incurred in connection with the pending shareholder litigation (see Financial Note 11), the write-off of purchased in-process technology related to an acquisition and settlements of claims with third parties.

5. Restructuring and Related Asset Impairments

     We recorded net charges for restructuring of $16.9 million and related asset impairments of $3.4 million during the nine months ended December 31, 2001. In the first half of fiscal 2002, following a review of our Medical-Surgical business, we developed and communicated a plan to close 23 and open four new distribution centers. In connection with this plan, we recorded severance charges of $10.0 million relating to the termination of approximately 650 employees primarily in distribution, delivery and associated back-office functions, exit-related charges of $14.0 million for costs to prepare facilities for disposal, and lease costs and property taxes required subsequent to termination of operations, and asset impairment charges of $0.3 million. We anticipate completing this restructuring program by the end of fiscal 2003. As of December 31, 2001, 39 employees had been terminated, five distribution centers were closed and two distribution centers were opened.

     Also in the first half of fiscal 2002, we reversed $7.1 million of accrued restructuring liabilities relating to prior year restructuring plans due to a change in estimated costs to complete these activities.

     The following table summarizes the activity related to the restructuring liabilities during the first nine months of fiscal 2002 (in millions):

	Supply		Information
	Solutions		Solutions		Corporate

	Severance	Exit-Related	Severance	Exit-Related	Severance	Exit-Related	Total

Balance, March 31, 2001	$10.0	$7.5	$3.5	$9.0	$24.7	$0.3	$55.0
Expenses incurred during the period	10.0	14.0	—	—	—	—	24.0

Adjustments to prior years’ expenses	(2.0)	(2.3)	—	—	(2.8)	—	(7.1)

Net expense for the period	8.0	11.7	—	—	(2.8)	—	16.9
Cash expenditures	(4.6)	(3.0)	(1.4)	(1.7)	(4.9)	(0.2)	(15.8)

Balance, December 31, 2001	$13.4	$16.2	$2.1	$7.3	$17.0	$0.1	$56.1

     Accrued restructuring liabilities of $56.1 million and $55.0 million as of December 31, 2001 and March 31, 2001 were included in “other liabilities” in the accompanying condensed consolidated balance sheets. The remaining balances at December 31, 2001 for our Supply Solutions business relate primarily to our Medical-Surgical restructuring program incurred in the first half of fiscal 2002 including severance, costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations. Exit-related costs for our Information Solutions business primarily relates to accrued contract liabilities and Corporate severance primarily pertains to retirement costs. With the exception of the retirement costs, which are anticipated to be paid in several years, substantially all other accrued restructuring amounts are anticipated to be paid by the end of fiscal 2003.

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

6. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the nine months ended December 31, 2001 are as follows (in millions):

	Supply	Information
	Solutions	Solutions	Total

Balance, March 31, 2001	$934.5	$28.8	$963.3
Goodwill acquired during the period	6.9	—	6.9
Translation adjustments and other	(0.3)	(0.3)	(0.6)

Balance, December 31, 2001	$941.1	$28.5	$969.6

     Information regarding our other intangible assets is as follows (in millions):

	December 31, 2001			March 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer lists	$85.1	$(38.0)	$47.1	$80.8	$(31.1)	$49.7
Technology	44.1	(14.2)	29.9	42.9	(11.6)	31.3
Trademarks	13.3	(1.1)	12.2	13.3	(0.8)	12.5
Other	8.7	(4.2)	4.5	7.8	(4.0)	3.8

Total	$151.2	$(57.5)	$93.7	$144.8	$(47.5)	$97.3

     Amortization expense of other intangible assets was $3.6 million and $4.3 million in the three months and $10.7 million and $12.6 million in the nine months ended December 31, 2001 and 2000. At December 31, 2001, estimated future amortization expense of other intangible assets is as follows: $3.7 million for the remaining quarter of 2002 and $14.7 million, $14.4 million, $13.9 million, $10.0 million and $8.9 million in 2003, 2004, 2005, 2006 and 2007.

7. Short-Term Borrowings and Long-Term Debt

     In October 2001, we renewed a 364-day revolving credit agreement that allows for borrowings of up to $1.075 billion under terms substantially similar to those previously in place.

     The December 31, 2001 marketable securities balance includes $3.9 million held in trust as exchange property for our outstanding $6.4 million principal amount of 4.5% exchangeable subordinated debentures.

8. Convertible Preferred Securities

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

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

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

     The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the preferred securities are reflected as outstanding in the accompanying condensed consolidated financial statements.

9. Comprehensive Income

     Comprehensive income for the quarter and nine months ended December 31, 2001 and 2000 is as follows (in millions):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net income	$108.8	$1.7	$293.2	$127.2
Unrealized gain (loss) on marketable securities and investments	(0.5)	39.5	(5.7)	30.4
Net gain (loss) on derivative instruments	(0.6)	—	0.7	—
Foreign currency translation adjustments	(0.7)	0.2	(4.5)	(8.0)

Comprehensive income	$107.0	$41.4	$283.7	$149.6

10. Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

     The computations for basic and diluted earnings per share from continuing operations are as follows (in millions except per share amounts):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Income from continuing operations	$108.8	$7.3	$293.2	$132.8
Dividends on preferred securities of subsidiary trust	1.5	1.5	4.6	4.6

Income from continuing operations — diluted	$110.3	$8.8	$297.8	$137.4

Weighted average common shares outstanding:
Basic	285.6	283.4	284.9	283.0
Effect of dilutive securities:
Options to purchase common stock	7.7	5.9	8.3	3.6
Trust convertible preferred securities	5.4	5.4	5.4	5.4
Restricted stock	0.5	0.4	0.4	0.3

Diluted	299.2	295.1	299.0	292.3

Earnings per share from continuing operations:
Basic	$0.38	$0.03	$1.03	$0.47
Diluted	$0.37	$0.03	$1.00	$0.47

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

11. Litigation

     In light of a number of developments since the filing of our annual report on Form 10-K for the year ended March 31, 2001, we are including the following comprehensive summary of litigation developments since that time:

Accounting Litigation

     Since the announcements by McKesson Corporation, formerly known as McKesson HBOC, Inc. (“McKesson”), in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Technology Business unit (now referred to as the Information Solutions segment), formerly HBO & Company (“HBOC”), were improperly recorded as revenue and reversed, as of January 15, 2002, eighty-seven lawsuits have been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. and Arthur Andersen LLP.

Federal Actions

     Sixty-six of these actions have been filed in Federal Court (the “Federal Actions”). Of these, sixty were filed in the U.S. District Court for the Northern District of California, one in the Northern District of Illinois, which has been voluntarily dismissed without prejudice, one in the Northern District of Georgia, which has been transferred to the Northern District of California, one in the Eastern District of Pennsylvania, which has been transferred to the Northern District of California, two in the Western District of Louisiana, which have been transferred to the Northern District of California, and one in the District of Arizona, which has been transferred to the Northern District of California.

     On November 2, 1999, the Honorable Ronald M. Whyte of the Northern District of California issued an order consolidating fifty-three of these actions into one consolidated action entitled In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the “Consolidated Action”). By order dated December 22, 1999, Judge Whyte appointed the New York State Common Retirement Fund as lead plaintiff (“Lead Plaintiff”) and approved Lead Plaintiff’s choice of counsel. Judge Whyte’s November 2, 1999, order also provided that related cases transferred to the Northern District of California shall be consolidated with the Consolidated Action. Judge Whyte’s December 22 order also consolidated an individual action, Jacobs v. McKesson HBOC, Inc. et al. (C-99-21192 RMW), with the Consolidated Action. On September 21, 2000, the plaintiffs in Jacobs filed an individual action in the Northern District of California entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW), which has been consolidated with the Consolidated Action and which purports to state claims under Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Exchange Act and various state law causes of action.

     By order dated February 7, 2000, Judge Whyte coordinated a class action alleging claims under the Employee Retirement Income Security Act (commonly known as “ERISA”), Chang v. McKesson HBOC, Inc. et al. (Case No. C-00-20030 RMW), and a shareholder derivative action that had been filed in the Northern District under the caption Cohen v. McCall et. al., (Case No. C-99-20916 RMW) with the Consolidated Action. There has been no further significant activity in the Cohen action. Recent developments in the Chang action are discussed below.

     Lead Plaintiff filed an Amended and Consolidated Class Action Complaint (the “ACCAC”) on February 25, 2000. The ACCAC generally alleged that defendants violated the federal securities laws in connection with the events leading to McKesson’s announcements in April, May and July 1999. On September 28, 2000, Judge Whyte dismissed all of the ACCAC claims against McKesson under Section 11 of the Securities Act with prejudice, dismissed a claim under Section 14(a) of the Exchange Act with leave to amend and declined to dismiss a claim against McKesson under Section 10(b) of the Exchange Act.

     On November 14, 2000, Lead Plaintiff filed its Second Amended and Consolidated Class Action Complaint (“SAC”). As with its ACCAC, Lead Plaintiff’s SAC generally alleges that the defendants named therein violated the federal securities laws in connection with the events leading to McKesson’s announcements in April, May and July 1999. The SAC names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Arthur Andersen and Bear Stearns as defendants. The SAC purports to state claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Exchange Act.

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     On January 7, 2002, Judge Whyte dismissed the claim against McKesson under Section 10(b) to the extent that claim was based on any pre-merger conduct or statements by McKesson, and also dismissed the claim against McKesson under Section 14(a) of the Exchange Act, granting Lead Plaintiff thirty (30) days leave “for one last opportunity” to amend those claims. Judge Whyte dismissed the claim against HBOC under Section 14(a) of the Exchange Act without leave to amend. Section 10(b) claims based on post-merger statements remain pending against McKesson, and Section 10(b) claims based on pre-merger statements remain pending against HBOC.

     On January 11, 2001, McKesson filed an action in the U.S. District Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for McKesson shares in the HBOC transaction, McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al. (Case No. C01-20021 RMW) (the “Complaint and Counterclaim”). In the Complaint and Counterclaim, McKesson alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, McKesson seeks to recover the “unjust enrichment” received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the HBOC transaction. McKesson does not allege any wrongdoing by these shareholders. On January 9, 2002, Judge Whyte dismissed the Complaint and Counterclaim with prejudice.

     Two other individual actions, Bea v. McKesson HBOC, Inc., et al. (Case No. C-0020072 RMW), and Cater v. McKesson Corporation et al., (Case No. C-00-20327 RMW), have also been filed in the Northern District of California. By stipulation, Bea has been consolidated with the Consolidated Action and Cater has been stayed pending resolution of McKesson’s motions to dismiss the consolidated complaint. One other individual action, Baker v. McKesson HBOC, Inc. et al., (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. McKesson moved to transfer Baker to the Northern District of California, together with a parallel state court action, Baker v. McKesson HBOC, Inc. et al., (filed as Case No. 199018; Case No. CV-00-0522 after removal), which had been removed to federal court. Both of the Baker cases have been transferred to the Northern District of California where they have been consolidated with the Consolidated Action. An additional action, Rosenberg v. McCall et al. (Case No. 1:99-CV-1447 JEC) was filed in the Northern District of Georgia and subsequently transferred to the Northern District of California, but that action names only two former officers and does not name McKesson or HBOC. On July 24, 2000, an action captioned Hess v. McKesson HBOC, Inc. et al., was filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company (“Ephrata”) who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January 1999. On August 24, 2000, McKesson removed the Hess action to the United States District Court for the District of Arizona, and on March 28, 2001, the District Court in Arizona granted McKesson’s motion to transfer the case to the Northern District of California. On April 20, 2001, the Hess plaintiffs filed an objection to consolidation of the Hess action with the Consolidated Action which McKesson opposed. By order dated November 1, 2001, Judge Whyte overruled the Hess plaintiffs’ objection to consolidation and ordered Hess consolidated with the Consolidated Action for pretrial purposes. Judge Whyte also stayed all further proceedings in Hess except for the filing of an amended complaint. The Hess plaintiffs filed their amended complaint on or about December 15, 2001 (the “Hess Amended Complaint”). The Hess Amended Complaint generally incorporated the allegations and claims asserted in Lead Plaintiff’s SAC in the Consolidated Action and also included various common law causes of action relating to McKesson’s acquisition of Ephrata. The Company is not currently required to respond to the Hess Amended Complaint.

     On June 28, 2001, the Chang plaintiffs filed an amended complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and The Chase Manhattan Bank. The amended complaint in Chang generally alleges that the defendants breached their fiduciary duties in connection with administering the McKesson HBOC Profit Sharing Investment Plan (the “PSI Plan”) and the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”). The amended complaint adds two new plaintiffs, both of whom are alleged to be former employees of McKesson and participants in the PSI Plan, and purportedly seeks relief under sections 404-405, 409 and 502 of ERISA on behalf of a class defined to include participants in the PSI Plan, including participants under the HBOC Plan, who maintained an account balance under the PSI Plan as of April 27, 1999, and who had not received a distribution from the PSI Plan as of April 27, 1999, and who suffered losses as a result of the alleged breaches of duty. On October 12, 2001, McKesson, HBOC and Chase moved to dismiss the Chang action. Plaintiffs filed their opposition on December 14, 2001. McKesson’s motion to dismiss is currently set for hearing on February 15, 2002, but the parties have agreed to continue the hearing until March 8, 2002, subject to court approval.

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     Finally, on July 27, 2001, an action was filed in the United States District Court for the Northern District of California captioned Pacha, et al., v. McKesson HBOC, Inc., et al., (No. C01-20713 PVT) (“Pacha”). The Pacha plaintiffs allege that they were individual shareholders of McKesson stock on November 27, 1998, and assert that McKesson and HBOC violated Section 14(a) of the Exchange Act and SEC Rule 14a-9, and that McKesson, aided by HBOC, breached its fiduciary duties to plaintiffs by issuing a joint proxy statement in connection with the McKesson-HBOC merger which allegedly contained false and misleading statements or omissions. Plaintiffs name as defendants McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Arthur Andersen and Bear Stearns. The action has been assigned to the Honorable Ronald M. Whyte, the judge overseeing the Consolidated Action. On September 25, 2001, the Pacha plaintiffs filed an application with the Court requesting that their action not be consolidated with the Consolidated Action. McKesson and HBOC filed an opposition to that application on October 3, 2001, and on November 13, 2001, Judge Whyte ordered Pacha consolidated with the Consolidated Action and stayed all further proceedings.

     State Actions

     Twenty-one actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by the defendants in connection with the events leading to McKesson’s need to restate HBOC’s financial statements.

     Two of the State Actions are derivative actions: Ash, et al. v. McCall, et al., (Case No. 17132), filed in the Delaware Chancery Court and Mitchell v. McCall et al., (Case. No. 304415), filed in California Superior Court, City and County of San Francisco. McKesson moved to dismiss both of these actions and to stay the Mitchell action in favor of the earlier filed Ash and Cohen derivative actions. Plaintiffs in Mitchell agreed to defer any action by the court on McKesson’s motions pending resolution of McKesson’s dismissal motion in Ash. On September 15, 2000, the Ash court dismissed all causes of action with leave to replead certain of the dismissed claims, and on January 22, 2001, the Ash plaintiffs filed a Third Amended Complaint which is presently the subject of McKesson’s motion to dismiss.

     Five of the State Actions are class actions. Three of these were filed in Delaware Chancery Court: Derdiger v. Tallman et al., (Case No. 17276), Carroll v. McKesson HBOC, Inc., (Case No. 17454), and Kelly v. McKesson HBOC, Inc., et al., (Case No. 17282 NC). Two additional actions were filed in Delaware Superior Court: Edmondson v. McKesson HBOC, Inc., (Case No. 99-951) and Caravetta v. McKesson HBOC, Inc., (Case No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. McKesson has removed Edmondson to Federal Court in Delaware where plaintiffs have filed a motion to remand, which is pending. McKesson’s motions to stay the Derdiger and Caravetta actions in favor of proceedings in the federal Consolidated Action have been granted. The plaintiff in the Derdiger action has filed a motion to vacate the stay, but the motion has not yet been briefed or heard by the Court.

     Fourteen of the State Actions are individual actions which have been filed in various state courts. Four of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al.,(Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al., (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al., (Case No. 311269), and Minnesota State Board of Investment v. McKesson HBOC, Inc. et al., (Case No. 311747). In Yurick, the trial court sustained McKesson’s demurrer to the original complaint without leave to amend with respect to all causes of action, except the claims for common law fraud and negligent misrepresentation as to which amendment was allowed. The Court also stayed Yurick pending the commencement of discovery in the Consolidated Action, but allowed the filing of an amended complaint. On May 23, 2001, the California Court of Appeals affirmed the Yurick trial court’s order dismissing claims against certain of the individual defendants in the action without leave to amend. On July 31, 2001, McKesson’s demurrer to the Second Amended Complaint was overruled and McKesson’s alternative motion to strike was denied.

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     The Oregon, Utah and Minnesota actions referenced above are individual securities actions filed in the California Superior Court for the City and County of San Francisco by out-of-state pension funds. On April 20, 2001, plaintiffs in Utah and Minnesota filed amended complaints against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Arthur Andersen and Bear Stearns. The amended complaints in Utah and Minnesota assert claims under California’s and Georgia’s securities laws, claims under Georgia’s RICO statute, and various common law claims under California and Georgia law. On June 22, 2001, McKesson and HBOC demurred to and moved to strike portions of the amended complaints and also moved to stay these actions pending the final resolution of the Consolidated Action. The court held partial hearings on McKesson’s demurrers and motions to strike on November 15, 2001, and on January 29, 2002, and is currently scheduling further hearings. By order dated December 3, 2001, the court denied McKesson’s motion to stay but ordered that all discovery in the Utah and Minnesota actions would be stayed pending the commencement of discovery in the Consolidated Action.

     On May 30, 2001, plaintiffs in Oregon filed a second amended complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and Arthur Andersen. The second amended complaint in Oregon asserts claims under California’s and Georgia’s securities laws, claims under Georgia’s RICO statute, and various common law claims under California and Georgia law. The parties to the Oregon action previously agreed to a stay of all proceedings in that action, other than motions to test the sufficiency of the pleadings, pending the commencement of discovery in the Consolidated Action. On April 4, 2001, the plaintiff in Oregon filed a motion to lift the stipulated stay of discovery, which McKesson and HBOC opposed. McKesson also moved the court for an order modifying the stipulated stay to stay all proceedings in the action pending the final resolution of the Consolidated Action. Also on June 22, 2001, McKesson and HBOC demurred to and moved to strike portions of Oregon’s second amended complaint. The court held partial hearings on McKesson’s demurrers and motions to strike on November 15, 2001, and January 29, 2002, and is currently scheduling further hearings. To our knowledge, the court has not issued a written order on Oregon’s motion to lift the stipulated stay or McKesson and HBOC’s motion to modify the stipulated stay. However, it is our understanding that, at the November 15, 2001, hearing, the court stayed all discovery in the Oregon action pending the commencement of discovery in the Consolidated Action.

     Several individual actions have been filed in various state courts outside of California. Six of these cases have been filed in Georgia state courts: Moulton v. McKesson HBOC, Inc. et al., (Case No. 98-13176-9), involving a former HBOC employee’s claims for unpaid commissions, claims under Georgia’s securities and racketeering laws, as well as various common law causes of action, has been settled and dismissed with prejudice. Powell v. McKesson HBOC, Inc. et al., (Case No. 2000-CV-27864), involving a former HBOC employee’s claims for unpaid commissions, claims under Georgia’s securities and racketeering laws, as well as various common law causes of action has been settled in principle. On December 12, 2001, an action was filed in Georgia State Court in Fulton County captioned: Drake v. McKesson Corporation et al., (No. 01VS026303A). Drake is an action by a former HBOC employee for unpaid commissions and includes common law claims and claims under Georgia’s securities and racketeering laws. The Company’s response to the Drake complaint is due on February 15, 2002. In Adler v. McKesson HBOC, Inc. et al., (Case No. 99-C-7980-3), a former HBOC shareholder asserts a claim for common law fraud. The Georgia Court of Appeals has granted interlocutory review of a discovery order issued in Adler. At this time discovery is underway. There is no currently scheduled trial date. Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al., (Case No.00-VS-010469A) and Curran Partners, L.P. v. McKesson HBOC, Inc. et al.,(Case No. 00-VS-010801) are related actions brought on behalf of individual shareholders and assert claims based on Georgia securities and racketeering laws and common law claims. McKesson and HBOC’s motion to stay both the Suffolk and Curran actions in favor of proceedings in the federal Consolidated Action has been granted.

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     Three individual state court cases have been filed in Delaware, Pennsylvania or Colorado. Grant v. McKesson HBOC, Inc., (C.A. No. 99-03978) was filed on May 12, 1999 in the Pennsylvania Court of Common Pleas, Chester County. The Grant case relates to McKesson’s acquisition of Keystone/Ozone Pure Water Company (“Keystone”). Plaintiffs are former shareholders of Keystone who received McKesson shares in exchange for their shares in Keystone pursuant to a merger agreement between plaintiffs and one of McKesson’s subsidiaries consummated shortly before the HBOC transaction. On March 6, 2001, the Court denied McKesson’s motion to stay and dismissed with prejudice all plaintiffs’ claims except for those based on breach of contract and negligent misrepresentation. A settlement in principle has been reached in Grant which will have no material impact on the Company. On September 28, 1999, an action was filed in Delaware Superior Court under the caption Kelly v. McKesson HBOC, Inc. et al., (C.A. No. 99C-09-265 WCC). Plaintiffs in Kelly are former shareholders of KWS&P/ SFA, which merged into McKesson after the HBOC transaction. Plaintiffs assert claims under the federal securities laws, as well as claims for breach of contract and breach of the duty of good faith and fair dealing. On January 17, 2002, the court issued a decision in Kelly denying the plaintiffs’ motion for partial summary judgment and denying McKesson’s motion to dismiss the complaint for failure to state a claim. On October 19, 1999, an individual action was filed in Colorado District Court, Boulder County, under the caption American Healthcare Fund II v. HBO & Company et al., (Case No. 00-CV-1762). American Healthcare involved contract and interference with contract claims brought against McKesson and HBOC by certain former shareholders of Access Health Inc., a company acquired by HBOC in December of 1998. American Healthcare has been settled and was dismissed with prejudice on October 24, 2001, and that resolution had no material impact on the Company.

     The United States Attorneys’ Office and the Securities and Exchange Commission have commenced investigations into the matters leading to the restatement. On May 15, 2000, the United States Attorney’s Office filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former McKesson and HBOC officer, Albert J. Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On that same date, a civil complaint was filed by the Securities and Exchange Commission against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa (Securities and Exchange Commission v. Gilbertson, et al., Case No. C-00-3570). Mr. DeRosa has settled with the Securities Exchange Commission without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of California against Messrs. Gilbertson and Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On September 27, 2001, the Securities and Exchange Commission filed securities fraud charges against six former HBOC officers and employees. Simultaneous with the filing of the Commission’s civil complaints, four of the six defendants settled the claims brought against them by, among other things, consenting, without admitting or denying the allegations of the complaints, to entry of permanent injunctions against all of the alleged violations, and agreed to pay civil penalties in various amounts. On January 3, 2002, McKesson was notified in writing by the Staff of the Securities and Exchange Commission that its investigation of McKesson has been terminated, and that no enforcement action with respect to McKesson has been recommended to the Commission.

     We do not believe it is feasible to predict or determine the outcome or resolution of the accounting litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to the above-mentioned proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against McKesson or HBOC or settlements that could require substantial payments by McKesson or HBOC, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.

Other Litigation and Claims

     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. These include:

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     Antitrust Matters

     We are currently a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases were coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of approximately 109 actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the “Individual Actions”). In 1999, the court dismissed a related class action following a judgment as a matter of law entered in favor of defendants which was unsuccessfully appealed. There are numerous other defendants in these actions including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail order pharmacies, managed care organizations and other institutional buyers. The wholesalers’ motion for summary judgment in the Individual Actions has been granted.

     Plaintiffs have appealed to the Seventh Circuit. Most of the individual cases brought by chain stores have been settled. The Judicial Panel on Multidistrict Litigation recommended remand of the Sherman Act claims in MDL 997 and on November 2, 2001, the court remanded those claims to their original jurisdictions.

     State court antitrust cases against us are currently pending in California and Mississippi. The state cases are based on essentially the same facts alleged in the Federal Class Action and Individual Actions and assert violations of state antitrust and/or unfair competition laws. The case (Paradise Drugs, et al. v. Abbott Laboratories, et al., Case No. CV793852) was filed in the Superior Court of the County of Santa Clara and was transferred to the Superior Court for the County of San Francisco. The case is trailing MDL 997. The case in Mississippi (Montgomery Drug Co., et al. v. The Upjohn Co., et al.) is pending in the Chancery Court of Prentiss County Mississippi. The Chancery Court has held that the case may not be maintained as a class action.

     In each of the cases, plaintiffs seek remedies in the form of injunctive relief and unquantified monetary damages, attorneys’ fees and costs. Plaintiffs in the California cases also seek restitution. In addition, treble damages are sought in the Individual Actions and the California case. We and other wholesalers have entered into a judgment sharing agreement with certain pharmaceutical manufacturer defendants, which provides generally that we, together with the other wholesale distributor defendants, will be held harmless by such pharmaceutical manufacturer defendants and will be indemnified against the costs of adverse judgments, if any, against the wholesaler and manufacturers in these or similar actions, in excess of $1 million in the aggregate per wholesale distributor defendant.

     FoxMeyer Litigation

     In January 1997, we and twelve pharmaceutical manufacturers (the “Manufacturer Defendants”) were named as defendants in the matter of FoxMeyer Health Corporation vs. McKesson, et al. (Case No. 97 00311) filed in the District Court in Dallas County, Texas (the “Texas Action”). Plaintiff, now known as Avatex Corporation (“Avatex”), was the parent corporation of FoxMeyer Drug Company, FoxMeyer Corporation and certain other subsidiaries (collectively “FoxMeyer Corporation”) which, in August 1996, filed bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware (the “Delaware court”). In November 1996, we acquired substantially all of the assets of FoxMeyer Corporation in a sale approved by the Delaware court.

     In the Texas Action, Avatex alleged, among other things, that we (1) defrauded Avatex, (2) competed unfairly and tortiously interfered with FoxMeyer Corporation’s business operations, and (3) conspired with the Manufacturer Defendants, all in order to destroy FoxMeyer Corporation’s business, restrain trade and monopolize the marketplace, and allow us to purchase that business at a distressed price. Avatex sought compensatory damages of at least $400 million, punitive damages, attorneys’ fees and costs. We removed the case to bankruptcy court in Dallas and moved to transfer it to the Delaware court.

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     In March 1997, we and the Manufacturer Defendants intervened in an action filed by the FoxMeyer Unsecured Creditors Committee in the Delaware court to enjoin Avatex from pursuing the Texas Action (the “Delaware Actions”). The complaint in intervention sought declaratory relief and an order enjoining Avatex from pursuing the Texas Action. In May 1997, a trustee (the “Trustee”) was appointed in the FoxMeyer Corporation bankruptcy cases, and he then intervened as a plaintiff in the Texas Action, asserting that if there was any recovery in that action, it belonged to FoxMeyer Corporation, not Avatex. Thereafter, we answered Avatex’s complaint, denied the allegations and filed counterclaims against Avatex, FoxMeyer Corporation and the Trustee, and third party claims against certain officers and directors of Avatex, asserting various claims of misrepresentation and breach of contract.

     In November 1998, the Delaware court granted our motion for summary judgment to preclude Avatex from pursuing the first three counts asserted in the Texas Action on the ground of judicial estoppel. We filed a renewed motion for summary judgment to preclude the four remaining counts of Avatex’s complaint in the Texas Action which was denied without prejudice by the Delaware court on August 9, 1999. In addition, we filed cross-claims against FoxMeyer Corporation and the Trustee seeking the same relief as sought in our complaint against Avatex. Based on the Delaware court’s order granting summary judgment as to the first three counts, the Texas bankruptcy court dismissed those counts with prejudice and ordered the Texas Action remanded to state court. We and the Manufacturer Defendants appealed the remand ruling, as well as an August 1997 ruling denying defendants’ motion to transfer the Texas Action to Delaware, to the federal district court, and Avatex cross-appealed the order dismissing the first three counts with prejudice. The federal district court upheld the remand order and denied as moot the appeal from the order denying transfer on May 17, 1999, and affirmed the order dismissing the first three counts with prejudice on March 28, 2001. We and several of the other defendants appealed to the federal court of appeals the ruling upholding the order denying transfer but subsequently moved to dismiss the appeal with prejudice, which motion was granted and the appeal was dismissed on October 4, 1999. Avatex appealed to the federal court of appeals the ruling affirming the Texas bankruptcy court’s dismissal with prejudice of the first three counts of Avatex’s complaint.

     As a result, the Texas Action was pending in Texas state court. All of the Manufacturer Defendants settled with Avatex. On February 28, 2001, we settled with the Trustee resulting in a mutual release of all claims asserted in the Delaware litigation and the Texas Action between us and FoxMeyer Corporation. On April 26, 2001, our settlement with the Trustee was approved by the Delaware bankruptcy court. Avatex amended its complaint to add claims for unjust enrichment and constructive trust seeking damages of at least $700 million, and we denied the allegations underlying these claims. We filed two dispositive motions seeking the dismissal of the remaining claims asserted by Avatex. After completing discovery on the merits of the various claims remaining in the Texas Action, we and Avatex settled all claims on December 6, 2001. The Delaware Action and the Texas Action have been dismissed with prejudice, and the settlements will have no material impact on the Company.

     Product Liability Litigation

     We have been named as a defendant, or have received from customers tenders of defense, in thirteen pending cases alleging injury due to the diet drug combination of fenfluramine or dexfenfluramine and phentermine. All of the cases are pending in the state courts of California and New Jersey. Our tender of the cases to the manufacturers of the drugs has been accepted and the manufacturer is paying for counsel and fully indemnifying us for judgments or settlements arising from our distribution of the manufacturer’s products.

     Certain of our subsidiaries, MGM and RedLine, are two of the defendants in approximately ninety cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including MGM and RedLine. Efforts to resolve tenders of defense to their suppliers are continuing and a tentative final agreement has been reached with one major supplier. MGM and RedLine’s insurers are providing coverage for these cases, subject to the applicable deductibles.

McKESSON CORPORATION
FINANCIAL NOTES — (Continued)
(Unaudited)

     There is one remaining state court class action in South Carolina filed against MGM on behalf of all health care workers in that state who suffered accidental needle sticks that exposed them to potentially contaminated bodily fluids, arising from MGM’s distribution of allegedly defective syringes. MGM’s suppliers of the syringes are also named defendants in this action. The tender of all cases has been accepted by the two major suppliers. By this acceptance, these suppliers are paying for separate distributors’ counsel and have agreed to fully indemnify us for any judgments in these cases arising from its distribution of their products.

     We, along with 134 other companies, have been named in a lawsuit brought by the Lemelson Medical, Educational & Research Foundation (“the Foundation”) alleging that we and our subsidiaries are infringing seven U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. The Foundation seeks to enter into a license agreement with us, the lump sum fee for which would be based upon a fraction of a percent of our overall revenues over the past ten years. Due to the pendency of earlier litigation brought against the Foundation attacking the validity of the patents at issue, the court has stayed the action until the conclusion of the earlier case.

Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were divested in fiscal 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial action purportedly required to address environmental conditions alleged to exist at five sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these five sites is approximately $13 million, net of approximately $1.5 million which third parties have agreed to pay in settlement or which we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $13 million is expected to be paid out between April 2001 and March 2029. Our liability for these environmental matters has been accrued in the accompanying condensed consolidated balance sheets.

     In addition, we have been designated as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 21 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 21 PRP sites is approximately $1.5 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying condensed consolidated balance sheets includes this environmental liability.

     The potential costs to us related to environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of our liability in proportion to other PRPs; and the extent, if any, to which such costs are recover able from insurance or other parties.

     Except as specifically stated above with respect to the litigation matters summarized under “Accounting Litigation” above, we believe, based on current knowledge and the advice of our counsel, that the outcome of the litigation and governmental proceedings discussed under “Legal Proceedings” will not have a material adverse effect on our financial position, results of operations or cash flows.

McKESSON CORPORATION
FINANCIAL NOTES — (Concluded)
(Unaudited)

12.	Segment Information

     Our operating segments include Supply Solutions and Information Solutions. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Corporate revenues and expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

     Financial information relating to our reportable segments for the quarter and nine months ended December 31, 2001 and 2000, is presented below (in millions):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues
Supply Solutions
Revenues excluding sales to customers’ warehouses	$9,382.3	$7,778.0	$26,367.2	$22,213.9
Revenues to customers’ warehouses	3,567.7	3,015.1	9,915.7	7,715.7

Total	12,950.0	10,793.1	36,282.9	29,929.6
Information Solutions	246.1	224.3	725.2	669.5
Corporate	0.6	0.4	1.8	1.8

Total	$13,196.7	$11,017.8	$37,009.9	$30,600.9

Operating profit
Supply Solutions	$223.9	$168.0	$596.7	$477.6
Information Solutions	15.1	1.3	18.6	3.9

Total	239.0	169.3	615.3	481.5
Corporate	(42.0)	(126.6)	(116.3)	(170.5)
Interest expense	(27.2)	(28.3)	(81.2)	(84.4)

Income from continuing operations before income taxes and dividends on preferred securities of subsidiary trust	$169.8	$14.4	$417.8	$226.6

Special income (charges)
Supply Solutions	$—	$(1.7)	$(25.1)	$3.3
Information Solutions	—	(0.4)	(20.6)	(2.5)
Corporate	(4.5)	(99.6)	(8.0)	(100.3)

Total	$(4.5)	$(101.7)	$(53.7)	$(99.5)

13. Subsequent Events

     On January 24, 2002, we completed a public offering of $400.0 million of 7.75 % unsecured notes, due in 2012. These notes are redeemable at any time, in whole or in part, at our option. Net proceeds of $395.3 million from the issuance of these notes will be used to repay term debt and for other general corporate purposes.

     On January 30, 2002, our Supply Solutions segment acquired a national specialty pharmacy business that provides mail order pharmaceutical prescription services to managed care patients for approximately $62 million in cash.

McKESSON CORPORATION
FINANCIAL REVIEW
(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions, except per share data)	2001	2000	2001	2000

Revenues, excluding sales to customers warehouses (1)	$9,629.0	$8,002.7	$27,094.2	$22,885.2
As reported — U.S. GAAP (2)
Operating profit	239.0	169.3	615.3	481.5
Net income	108.8	1.7	293.2	127.2
Diluted earnings per share	0.37	0.01	1.00	0.45
Pro forma (2), (3)
Operating profit	239.0	171.4	661.0	480.7
Net income	111.7	69.3	297.3	194.3
Diluted earnings per share	0.38	0.24	1.01	0.68

(1)	Excludes sales to customers’ warehouses of $3,567.7 million and $3,015.1 million for the quarters ended December 31, 2001 and 2000, and $9,915.7 million and $7,715.7 million for the nine months ended December 31, 2001 and 2000.

(2)	Fiscal 2002 results exclude goodwill amortization in accordance with our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” For the quarter ended December 31, 2000, pre-tax goodwill amortization was $12.8 million ($12.0 million after-tax), or $0.04 per diluted share. For the nine months ended December 31, 2000, pre-tax goodwill amortization was $36.4 million ($34.0 million after-tax), or $0.12 per diluted share.

(3)	Pro forma financial data excludes the impact of special charges and discontinued operations. See pages 24 & 25 for further discussions on these items.

     As reported under U.S. generally accepted accounting principles (GAAP), net income increased to $108.8 million from $1.7 million in the third quarter and to $293.2 million from $127.2 million in the nine months ended December 31, 2001 and 2000. Diluted earnings per share increased to $0.37 from $0.01 in the third quarter and to $1.00 from $0.45 in the nine months ended December 31, 2001 and 2000.

     We also provide pro forma financial data as an alternative for understanding our results as we believe such discussion is the most informative representation of recurring and non-recurring, non-transactional related operating results. These measures are not in accordance with, or an alternative for, GAAP and may be different from pro forma measures used by other companies.

     Our earnings per diluted share before special charges (pro forma) and discontinued operations increased 58% in the third quarter ended December 31, 2001, on a 20% increase in revenues, to $9.6 billion, excluding sales to customers’ warehouses. We had net income before special charges of $111.7 million or $0.38 per diluted share in the quarter, compared to net income before special charges and discontinued operations of $69.3 million or $0.24 per diluted share in the third quarter a year ago.

     On a year-to-date basis, our earnings per diluted share before special charges and discontinued operations increased 49% for the first nine months of fiscal 2002, on an 18% increase in revenues, to $27.1 billion, excluding sales to customers’ warehouses. We had net income before special charges of $297.3 million or $1.01 per diluted share in the nine months, compared to net income before special charges and discontinued operations of $194.3 million or $0.68 per diluted share in the nine month period a year ago.

     The improved operating results for the quarter and the nine months ended December 31, 2001, resulted primarily from continued strong revenue growth and operating margin expansion in our Supply Solutions segment, improved operating profit in our Information Solutions segment, discontinuance of goodwill amortization in accordance with SFAS No. 142 and a decrease in the amount of special charges. U.S. pharmaceutical revenues also included an extra selling day in the third quarter this year.

McKESSON CORPORATION
FINANCIAL REVIEW — (Continued)
(Unaudited)

Results of Operations

     Revenues

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions, except per share amounts)	2001	2000	2001	2000

Supply Solutions
Pharmaceutical Distribution & Services U.S. Health Care (1)	$11,436.3	$9,390.9	$31,857.8	$25,817.6
International	757.6	691.6	2,184.6	1,967.4

Total Pharmaceutical Distribution & Services	12,193.9	10,082.5	34,042.4	27,785.0
Medical-Surgical Distribution & Services	756.1	710.6	2,240.5	2,144.6

Total Supply Solutions	12,950.0	10,793.1	36,282.9	29,929.6
Information Solutions
Software	37.8	28.3	125.4	88.1
Services	185.2	174.5	543.8	525.1
Hardware	23.1	21.5	56.0	56.3

Total Information Solutions	246.1	224.3	725.2	669.5
Corporate	0.6	0.4	1.8	1.8

Total	$13,196.7	$11,017.8	$37,009.9	$30,600.9

(1)	Includes warehouse sales of $3,567.7 million and $3,015.1 million in the three months ended December 31, 2001 and 2000, and $9,915.7 million and $7,715.7 million in the nine months ended December 31, 2001 and 2000.

     Our revenues increased $2.2 billion, or 20%, to $13.2 billion for the third quarter of 2002 as compared to $11.0 billion in the third quarter of 2001. For the nine months ended December 31, 2001, revenues increased $6.4 billion, or 21%, to $37.0 billion from $30.6 billion for the comparable period in fiscal 2001. The increase in revenue was primarily driven by growth in our Supply Solutions segment, which accounts for 98% of our consolidated revenues. As noted earlier, U.S. pharmaceutical revenues also included an extra selling day in the third quarter this year.

     For the quarter and nine months ended December 31, 2001, our Supply Solutions segment had revenues of $13.0 billion and $36.3 billion, or increases of 20% and 21% compared to a year ago. Revenues for our Pharmaceutical Distribution & Services business increased by 21% to $12.2 billion in the quarter and 23% to $34.0 billion in the nine-month period. This increase reflects greater sales to customers’ warehouses, improved growth rates from a number of our largest U.S. retail drug chain customers, the impact of new distribution agreements in the U.S. which took full effect in the prior quarters of fiscal 2002, and a 10% growth in our Canadian business.

     Medical-Surgical Distribution & Services revenues increased 6% to $756.1 million in the quarter and 4% to $2,240.5 million in the nine-month period, reflecting increased revenue growth for our primary and extended care products.

     Our Information Solutions segment revenues increased 10% to $246.1 million compared to $224.3 million in the prior year third quarter and 8% to $725.2 million from $669.5 million in the prior year nine-month period. This increase was largely due to several new contracts for our Horizon ClinicalsTM product, which was launched in July of 2001. Our Horizon ClinicalsTM product is designed to provide an integrated clinical repository, common architecture and the advanced functionality required to support clinicians in providing high-quality, cost-effective patient care across multiple care settings.

McKESSON CORPORATION
FINANCIAL REVIEW — (Continued)
(Unaudited)

     As of December 31, 2001, this segment’s backlog, which includes firm contracts for maintenance fees, implementation and software contracts, and outsourcing agreements, increased to $2.0 billion from $1.4 billion a year ago. The increase in backlog resulted primarily from a recently signed ten-year $480 million outsourcing contract to provide a standardized, fully automated human resources and payroll system for the National Health Service of England and Wales covering approximately one million employees.

Operating Profit:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions)	2001	2000	2001	2000

Operating profit — U.S. GAAP (1)
Supply Solutions	$223.9	$168.0	$596.7	$477.6
Information Solutions	15.1	1.3	18.6	3.9

Total	$239.0	$169.3	$615.3	$481.5

Pro forma operating profit (1)
Supply Solutions	$223.9	$169.7	$621.8	$474.3
Information Solutions	15.1	1.7	39.2	6.4

Total	$239.0	$171.4	$661.0	$480.7

(1)	Fiscal 2002 results exclude goodwill amortization in accordance with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” For the quarter and nine months ended December 31, 2000, pre-tax goodwill amortization was $12.8 million and $36.4 million.

     Operating profit, as reported under U.S. GAAP, was $239.0 million for the quarter ended December 31, 2001 compared to $169.3 million for the third quarter of the prior fiscal year. For the nine months ended December 31, 2001, operating profit was $615.3 million compared to $481.5 million for the comparable prior year period.

     The discussion of our operating profits and corporate expenses that follows focuses on our results excluding special charges. These charges are discussed in detail commencing on page 24.

     Supply Solutions Segment: Operating profit increased $54.2 million or 32% to $223.9 million in the quarter and $147.5 million or 31% to $621.8 million in the first nine months of fiscal 2002. Operating profit as a percent of revenues (excluding warehouse sales) increased 21 basis points to 2.39% in the third quarter and 22 basis points to 2.36% for the nine months compared to the prior year period. Excluding goodwill amortization, operating profit as a percentage of revenues was 2.27% and 2.23%, or an increase of 27% and 26%, in the quarter and nine months ended December 31, 2000. The increase in the operating margin reflects productivity improvements in both back-office and field operations, expanded product sourcing activities, as well as the benefit from increased penetration of our generic drug offerings.

     Information Solutions Segment: Operating profit increased $13.4 million to $15.1 million in the quarter and $32.8 million to $39.2 million in the first nine months of fiscal 2002. Operating profit as a percent of revenues increased 538 basis points to 6.14% in the third quarter and 445 basis points to 5.41% for the nine months compared to the prior year period. Excluding goodwill amortization, operating profit as a percentage of revenues was 3.48% and 3.38% in the quarter and nine months ended December 31, 2000. Increases over the prior year periods are primarily the result of the increase in higher margin software revenue and operating expense management.

McKESSON CORPORATION
FINANCIAL REVIEW — (Continued)
(Unaudited)

     Corporate Expenses: Expenses increased to $37.5 million from $27.0 million in the prior year third quarter and to $108.3 million from $70.2 million in the prior year nine-month period. The increase reflects expenses for the sale of receivables associated with an increase in working capital, higher benefit costs and our share in the losses of HealthNexis, an Internet-based company we formed with other health care companies in fiscal 2001. In the third quarter of fiscal 2002, HealthNexis merged with another entity which significantly diluted our percentage ownership in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment.

     Interest Expense: Interest expense decreased to $27.2 million from $28.3 million in the prior year third quarter and to $81.2 million from $84.4 million in the prior year nine-month period. The decrease is due to lower interest rates, partially offset by an increase in average borrowings to support revenue growth. We also sold more receivables compared to the quarter and nine months of last year in order to meet our financing needs. The costs associated with the sale of receivables are recorded in Corporate expenses.

     Income Taxes: The effective income tax rate excluding special charges for the quarter and nine months ended December 31, 2001, was 35.1% and 36.0%, compared to 36.5% for the first six months of this fiscal year and 39.0% for fiscal 2001. The decrease in our effective tax rate was the result of tax planning initiatives and the discontinuance of goodwill amortization, which is primarily non-tax-deductible. Income taxes on special charges for the nine months ended December 31, 2001 included a $30.0 million tax benefit on the sale of stock of an Information Solutions business. The tax benefit could not be recognized until fiscal 2002, when the sale of the business was completed.

     Discontinued Operations: The after-tax loss from discontinued operations for the quarter and nine months ended December 31, 2000 primarily reflects an adjustment to the gain recorded on the fiscal 2000 sale of our former subsidiary, McKesson Water Products Company.

     Net Income and Diluted Earnings per Share: U.S. GAAP net income increased to $108.8 million from $1.7 million in the third quarter and to $293.2 million from $127.2 million in the nine months ended December 31, 2001 and 2000. Income from continuing operations, excluding special charges, increased to $111.7 million from $69.3 million in the third quarter and to $297.3 million from $194.3 million in the nine months ended December 31, 2001 and 2000.

     U.S. GAAP diluted earnings per share increased to $0.37 from $0.01 in the third quarter and to $1.00 from $0.45 in the nine months ended December 31, 2001 and 2000. Diluted earnings per share from continuing operations, excluding special charges, increased to $0.38 from $0.24 in the third quarter and to $1.01 from $0.68 in the nine months ended December 31, 2001 and 2000.

     We elected to adopt SFAS No. 142, and accordingly discontinued the amortization of goodwill effective April 1, 2001. On a comparable basis, excluding after-tax goodwill amortization of $12.0 million, net income as adjusted would have been $81.3 million and earnings per diluted share would have been $0.28 in the quarter ended December 31, 2000. Excluding after-tax goodwill amortization of $34.0 million, net income as adjusted would have been $228.3 million and earnings per diluted share would have been $0.80 in the nine months ended December 31, 2000.

     Excluding the impact of special charges, as well as the discontinuance of goodwill amortization, the increase in net income and earnings per share in 2002 as compared to 2001, primarily reflects revenue growth and operating margin expansion in our Supply Solutions segment and improved operating profit in our Information Solutions segment.

     Diluted earnings per share was calculated based on an average number of shares outstanding of 299.2 million in the third quarter of fiscal 2002, compared to 295.1 million in the comparable prior year period. On a year-to-date basis, the weighted average number of shares outstanding were 299.0 million and 292.3 million for fiscal 2002 and 2001. The increase in the weighted average number of shares outstanding was primarily due to an increased effect of dilutive securities as a result of an improvement in our stock price, as well as shares issued under employee benefit plans, partially offset by shares repurchased as part of our share repurchase program. See Financial Note 10 on page 10 to the accompanying condensed consolidated financial statements for the calculation of diluted earnings per share.

McKESSON CORPORATION
FINANCIAL REVIEW — (Continued)
(Unaudited)

Special Charges

     During the quarter and nine months ended December 31, 2001 and 2000, we had the following special charges to income (in millions):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Loss on investments, net	$0.2	$98.9	$5.9	$91.1
Loss on sale of businesses, net	—	—	18.4	—
Legal settlement	4.0	—	4.0	—
Restructuring expense	—	1.0	16.9	3.8
Asset impairments relating to restructuring activities	—	0.7	3.4	0.7
Other, net	0.3	1.1	5.1	3.9

Total pre-tax special charges	4.5	101.7	53.7	99.5
Tax benefit	(1.6)	(39.7)	(49.6)	(38.0)

Total after-tax special charges	$2.9	$62.0	$4.1	$61.5

     The quarter and nine months ended December 31, 2000 include charges of $98.9 million and $91.1 million for impairments of certain equity investments. The impairment charge for the quarter primarily consists of a $92.2 million impairment loss due to the other-than-temporary decline in value of our WebMD, Inc., warrants, which we received in fiscal 2000 as a result of a merger between Healtheon Corporation and WebMD, Inc., and an impairment loss of $6.7 million for other equity investments. For the nine months ended December 31, 2000, loss on investments also includes a $7.8 million gain on the liquidation of another investment.

     During the first half of 2002, we sold two businesses from our Information Solutions segment. We recognized a net pre-tax loss of $18.4 million and an after-tax gain of the same amount. For accounting purposes, the net assets of one of these businesses were written down in fiscal 2001 in connection with the restructuring of our former iMcKesson business segment. The tax benefit could not be recognized until fiscal 2002, when the sale of the business was completed.

     We recorded net charges for restructuring of $16.9 million and related asset impairments of $3.4 million during the nine months ended December 31, 2001. In the first half of fiscal 2002, following a review of our Medical-Surgical business, we developed and communicated a plan to close 23 and open four new distribution centers. In connection with this plan, we recorded severance charges of $10.0 million relating to the termination of approximately 650 employees primarily in distribution, delivery and associated back-office functions, exit-related charges of $14.0 million for costs to prepare facilities for disposal, and lease costs and property taxes required subsequent to termination of operations, and asset impairment charges of $0.3 million. We anticipate completing this restructuring program by the end of fiscal 2003. As of December 31, 2001, 39 employees had been terminated, five distribution centers were closed, and two distribution centers were opened.

     Also in the first half of fiscal 2002, we reversed $7.1 million of accrued restructuring liabilities relating to prior year restructuring plans due to a change in estimated costs to complete these activities.

     Other special charges primarily include legal costs incurred in connection with the pending shareholder litigation, a write-off of purchased in-process technology related to an acquisition and settlements of claims with third parties.

McKESSON CORPORATION
FINANCIAL REVIEW — (Continued)
(Unaudited)

     A reconciliation of pro forma operating profit to net income from continuing operations is as follows (in millions):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Total pro forma operating profit	$239.0	$171.4	$661.0	$480.7
Special charges	—	(2.1)	(45.7)	0.8

Operating profit — U.S. GAAP	239.0	169.3	615.3	481.5
Corporate
Excluding special charges	(37.5)	(27.0)	(108.3)	(70.2)
Special charges	(4.5)	(99.6)	(8.0)	(100.3)

Total Corporate expenses	(42.0)	(126.6)	(116.3)	(170.5)
Interest expense	(27.2)	(28.3)	(81.2)	(84.4)

Income from continuing operations before income taxes and dividends on preferred securities of subsidiary trust	169.8	14.4	417.8	226.6
Income taxes
Before special charges	(61.1)	(45.3)	(169.6)	(127.2)
Special charges	1.6	39.7	49.6	38.0

Total income taxes	(59.5)	(5.6)	(120.0)	(89.2)
Dividends on preferred securities of subsidiary trust	(1.5)	(1.5)	(4.6)	(4.6)

Income from continuing operations	$108.8	$7.3	$293.2	$132.8

     Refer to Financial Notes 5 and 12 on pages 8 and 19 to the accompanying condensed consolidated financial statements for further discussions regarding our special charges.

Liquidity and Capital Resources

     Operating Activities: For the nine months ended December 31, 2001, net cash provided by operations was $81.2 million. Income from continuing operations of $293.2 million plus non-cash items of $240.4 million were partially offset by increases in working capital of $452.2 million. The increase in working capital was primarily due to increases in inventories and receivables of $1,151.1 million and $323.1 million, partially offset by an increase in drafts and accounts payable of $891.8 million. The increase in these working capital balances primarily reflects the build up associated with the implementation of new pharmaceutical distribution agreements as well as purchasing opportunities.

     For the nine months ended December 31, 2000, net cash provided by operations was $44.8 million. Income from continuing operations of $132.8 million plus non-cash items of $316.3 million were partially offset by increases in working capital of $397.6 million. The increase in working capital reflects increases in inventories and receivables of $780.9 million and $566.6 million, and a decrease in taxes of $213.9 million. This was partially offset by an increase in drafts and accounts payable of $1,136.4 million. The increase in inventories and payables is primarily the result of purchasing opportunities late in the quarter. The additional increase in payables reflects the timing of vendor payments. Increases in accounts receivable were mainly the result of increased sales growth. Cash flows from operations also reflect the payment of taxes related to a gain on the fiscal 2000 sale of our former subsidiary, McKesson Water Products Company.

     Investing Activities: For the nine months ended December 31, 2001, net cash used by investing activities was $208.6 million, including $74.8 million for capital expenditures, $10.7 million for the acquisition of several businesses in the Supply Solutions segment, $46.2 million in notes mainly related to customer financing and $76.9 million of other cash outflows. Other investing cash outflows primarily represent software costs for internal use and sale, and other deferred charges.

     Net cash used by investing activities for the nine months ended December 31, 2000 was $189.6 million, including $96.0 million for capital expenditures, $50.7 million related to the acquisition of several businesses in the Supply Solutions and Information Solutions segments, $26.2 million in notes primarily related to customer financing and $16.7 million of other cash flows.

McKESSON CORPORATION
FINANCIAL REVIEW — (Continued)
(Unaudited)

     Financing Activities: Net cash used by financing activities was $21.4 million during the nine months ended December 31, 2001 compared to a use of cash of $70.9 million in the prior year nine-month period. The use of cash primarily reflects capital stock transactions, net repayments of debt and dividends paid on the convertible preferred securities.

     As of December 31, 2001, debt, net of cash and marketable securities, was $936.6 million compared to $784.1 million at March 31, 2001. The net debt to capital ratio at December 31, 2001 was 19%, up slightly from 18% at March 31, 2001. Return on average committed capital improved to 20.3% as of December 31, 2001 from 17.8% as of December 31, 2000. This improvement reflects a growth in our operating profit in excess of the growth in the working capital required to fund the increase in revenues.

     Working capital requirements are primarily funded by cash, short-term borrowings and our receivables sale facility. We have a 364-day revolving credit agreement that allows for short-term borrowings of up to $1.075 billion (which was renewed in October 2001 under terms substantially similar to those previously in place), and a $400 million five-year revolving credit facility expiring in fiscal 2004. These facilities are primarily intended to support our commercial paper borrowings. We also have a committed revolving receivables sale facility aggregating $850 million, which terminates on June 14, 2002. At December 31, 2001, we had $15.0 million of short-term borrowings, no borrowings under the revolving credit facilities, and $414 million of borrowing equivalents under the revolving receivables sale facility. We anticipate renegotiating our revolving receivables sale facility prior to its expiration.

     On January 24, 2002, we completed a public offering of $400.0 million of 7.75% unsecured notes, due in 2012. These notes are redeemable at any time, in whole or in part, at our option. Net proceeds of $395.3 million from the issuance of these notes will be used to repay term debt and for other general corporate purposes. As of December 31, 2001, our current portion of long-term debt was $318.4 million, of which $175.0 million and $125.0 million matures in March and November of 2002.

     On January 30, 2002, our Supply Solutions segment acquired a national specialty pharmacy business that provides mail order pharmaceutical prescription services to managed care patients for approximately $62 million in cash.

     In July 2000, we announced a program to repurchase, from time to time, up to $250 million of shares of our common stock in open market or private transactions. As of December 31, 2001, we have repurchased approximately 3.5 million shares for $109.8 million.

     Our various borrowing facilities and long-term debt are subject to certain restrictive covenants with regard to corporate structure, the ratio of total debt to capitalization, allowable debt, allowable secured debt or liens, working capital ratios, earnings ratios and minimum net worth requirements. The lack of compliance with these covenants could have a negative impact on our credit ratings and our ability to finance our operations through our current credit facilities, as well as the issuance of additional debt at the interest rates currently available.

     We are currently in compliance with these restrictive covenants and we believe that we will continue to have access to credit sources to meet our funding requirements. Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources or other capital market transactions.

McKESSON CORPORATION
FINANCIAL REVIEW — (Continued)
(Unaudited)

New Accounting Pronouncements

     In June 2001, the Financial Accountings Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for our fiscal year 2004.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for our fiscal year 2003 and are generally to be applied prospectively.

     We are evaluating what impact, if any, SFAS No. 143 and No. 144 may have on the consolidated financial statements.

Factors Affecting Forward-Looking Statements

     In addition to historical information, our financial review includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “anticipates”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or the negative of these words or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Among the factors that could cause actual results to differ materially are the following:

•	the resolution or outcome of pending litigation and government investigations relating to our previously announced financial restatement;

•	the effect of the events relating to, or arising out of, the financial restatement on our ability to attract and retain employees and management;

•	the ability to successfully market both new and existing products domestically and internationally;

•	the changing U.S. healthcare environment, including potential changes in private and governmental reimbursement for healthcare products and services;

•	the method by which such products and services are delivered, legislation or regulations governing such products and services, or mandated benefits or changes in manufacturer’s pricing or distribution policies;

•	substantial defaults in payment or a material reduction in purchases by large customers;

•	the ability of McKesson Information Solutions to retain existing customers and to attract new customers in light of rapid technological advances, challenges in integrating our software products, or the slowing or deferral of demand for such products resulting from the impact of current or pending government regulations;

•	the timing and amounts of the ongoing customer settlement process;

•	our ability to successfully integrate and operate acquired businesses, and manage the risks associated with such businesses, including the acquisition of the business formerly known as HBO & Co.; and

•	changes in generally accepted accounting principles.

McKESSON CORPORATION
FINANCIAL REVIEW — (Concluded)
(Unaudited)

     These and other risks and uncertainties are described herein or in our Forms 10-K, 10-Q, 8-K and other public documents filed with the Securities Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Other than required under SEC laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as discussed in our 2001 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Financial Note 11 on page 11 of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibit and Reports on Form 8-K

(a) Exhibit

     The exhibit identified below is incorporated herein by reference as an exhibit to this report:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company as filed with the office of the Delaware Secretary of State on November 9, 2001.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended December 31, 2001.

The following reports on Form 8-K were filed after December 31, 2001:

Form 8-K dated January 22, 2002 and filed on January 24, 2002, relating to our fiscal 2002 third quarter financial results and updated legal proceedings.

Form 8-K dated January 24, 2002 and filed on January 28, 2002, relating to our issuance of $400 million aggregate principal amount of 7 3/4% notes due 2012.

McKESSON CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: February 14, 2002	By	/s/ William R. Graber

William R. Graber Senior Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees

Nigel A. Rees Vice President and Controller