Form 10-K
period 2002-03-31
MCKESSON CORP
filed 2002-06-12
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13252

McKESSON CORPORATION

A Delaware Corporation

I.R.S. Employer Identification Number
94-3207296

One Post Street,
San Francisco, CA 94104
Telephone (415) 983-8300

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class) Common Stock, $0.01 par value	(Name of Each Exchange on Which Registered) New York Stock Exchange Pacific Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Aggregate market value of voting stock held by nonaffiliates of the Registrant on June 6, 2002: $10,516,429,238

     Number of shares of common stock outstanding on June 6, 2002: 289,788,626

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 31, 2002 are incorporated by reference into Part III of this report.

McKESSON CORPORATION

PART  I

Item 1.  Business

General

     McKesson Corporation (“McKesson,” the “Company,” the “Registrant”, or “we” and other similar pronouns), the world’s largest healthcare service and technology company and a Fortune 31 corporation, delivers supply and information management solutions that are designed to reduce costs and improve quality for its healthcare customers.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

Business Segments

     We conduct our business through three operating segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. The Pharmaceutical Solutions segment includes our U.S. and Canadian pharmaceutical and healthcare products distribution businesses and an equity interest in a leading pharmaceutical distributor in Mexico. Our U.S. Pharmaceutical Solutions business also includes the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacists, medical management services and tools to payors and providers, marketing and other support services to pharmaceutical manufacturers, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment, and provides logistics and related services within the U.S. The Information Solutions segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, as well as outsourcing and other services, to healthcare organizations throughout the U.S. and certain foreign countries.

     Net revenues for our business segments for the last three years were as follows:

(Dollars in billions)	2002		2001		2000

Pharmaceutical Solutions	$46.3	93%	$38.4	92%	$33.1	90%
Medical-Surgical Solutions	2.7	5	2.7	6	2.6	7
Information Solutions	1.0	2	0.9	2	1.0	3

Total	$50.0	100%	$42.0	100%	$36.7	100%

Pharmaceutical Solutions

     Through our Pharmaceutical Solutions segment, we are a leading distributor of ethical and proprietary drugs, and health and beauty care products and we are a leading provider of services to the healthcare industry in North America. Our Pharmaceutical Solutions segment consists of the following businesses: U.S. Pharmaceutical, International Pharmaceutical, Automation, Health Solutions, Zee Medical and Medication Management (collectively, the “Pharmaceutical Solutions” segment).

     The U.S. Pharmaceutical distribution business supplies pharmaceuticals and healthcare related products to three primary customer segments: retail chains (drug chains, food stores, mail order and mass merchandisers), retail independent pharmacies and institutional providers (including hospitals, integrated delivery networks and long-term care providers) through a network of 30 distribution centers that covers 50 states. These three customer categories represented approximately 41%, 22%, and 37% of U.S. Pharmaceutical Distribution’s revenues in 2002. We promote electronic order entry systems and a wide range of computerized merchandising and asset management services for pharmaceutical retailers and healthcare institutions using the trade name of EconoLink® and a number of related service marks. We have developed advanced marketing programs and information services for independent retail pharmacies. These initiatives include the Valu-Rite®, Valu-Rite/CareMax® and Health Mart® retail networks, the OmniLink® centralized pharmacy technology platform, which offers retail network members connectivity with managed care organizations while promoting compliance with managed care plans, McKesson OneStop GenericsSM, our program to purchase generic

McKESSON CORPORATION

drugs and .com pharmacy solutionsSM, a service initiative that allows independent pharmacies to set up their own websites for selling over the counter products and prescription refills to their customers. The business’ Supply Management OnLineSM enables ordering of pharmaceuticals and access to information through Internet connections. Our nationwide network of distribution centers utilizes the Acumax® Plus warehouse management system, which provides real-time inventory statistics and tracks products from the receiving dock to shipping using scanned bar code information and radio frequency signals, with accuracy levels above 99%, to help ensure that the right product arrives at the right time and place for both our customers and their patients. We believe that our financial strength, purchasing leverage, affiliation networks, nationwide network of distribution centers, and advanced logistics and information technologies provide competitive advantages to our pharmaceutical distribution operations.

     The International Pharmaceutical business includes Medis Health and Pharmaceutical Services, Inc. (“Medis”), a wholly-owned subsidiary and the largest pharmaceutical distributor in Canada; and our 22% equity interest in Nadro, S.A. de C.V., a leading pharmaceutical distributor in Mexico.

     Automation manufactures and markets automated pharmacy systems and services to hospitals through its McKesson Automated Healthcare (“MAH”) and to retail pharmacies through its McKesson Automated Prescription Systems (“APS”) units. Key products of MAH include the ROBOT-Rx™ system, a robotic pharmacy dispensing and utilization tracking system that enables hospitals to lower pharmacy costs while significantly improving the accuracy of pharmaceutical dispensing, AcuDose-Rx™ unit-based cabinets which automate the storage, dispensing and tracking of commonly used drugs in patient areas, Admin-Rx™, which records, automates, and streamlines drug administration and medication information requirements through bar code scanning at the patient’s bedside and SupplyScanSM, a point-of-use supply management system. APS manufactures a wide range of pharmaceutical dispensing and productivity products including Baker Cells™ and Baker Cassettes™, modular units that provide pharmacists with quick and accurate counting capabilities combined with efficient space management, Autoscript™, a robotic pharmacy dispensing system that enables retail pharmacies to lower pharmacy costs through high volume dispensing while improving accuracy through the use of bar code technology, and Pharmacy 2000™, an interactive workstation system which combines software and automation to improve productivity throughout the pharmacy prescription sales process.

     Health Solutions offers a comprehensive selection of products and programs that allows payor organizations to better manage patient costs while improving outcomes of medical care. It also provides pharmaceutical and biotechnology manufacturers with a wide array of technology-based marketing and patient support services to help advance their market success. Health Solutions’ CareEnhance™ brand of products and services enables health plans, employers and other payor organizations to improve health care while managing costs. Services such as disease management, 24/7 nurse triage, health counseling and patient education, together with software tools for patient care management, analysis and reporting, serve to enhance quality, improve profitability, reduce risk and optimize program performance. Health Solutions also designs and implements a broad assortment of marketing and patient support programs that help pharmaceutical and biotechnology manufacturers succeed in the marketplace, manages distribution programs that control access to products in short supply, and offers a complete range of specialty pharmaceutical distribution and support services. DTCSolutions® represents a full suite of database management, telecommunications and fulfillment services that work in support of manufacturers’ direct-to-consumer campaigns, and the group’s single point-of-contact Patient Resource Center™ offers direct-to-patient support programs built around a manufacturer’s brand product.

     Zee Medical is the nation’s leading provider of first-aid and safety products, training and services. Zee Medical distributes first-aid products and safety supplies and offers safety programs and materials to assist industrial and commercial customers, reducing their exposure to escalating healthcare costs associated with on-the-job injuries and illnesses.

     Medication Management is a leading pharmacy management, purchasing, consulting and information services company that combines clinical expertise, financial management capabilities, operational tools and technologies and experience to assist healthcare organizations optimize care and pharmaceutical resources. Medication Management provides customized solutions that allow its customers to improve their pharmaceutical distribution, automation and information technology capabilities and measure quality improvement through proven clinical and operational metrics.

McKESSON CORPORATION

Medical–Surgical Solutions

     The Medical-Surgical Solutions segment offers a full range of medical-surgical supplies, equipment, logistics and related services to healthcare providers that include hospitals, physicians’ offices, extended care, and homecare sites. The Medical-Surgical Solutions segment is the nation’s third largest distributor of medical-surgical supplies to hospitals (acute care) and is the leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians and clinics (primary care), and extended care and homecare sites (extended care). The Medical-Surgical Solutions segment’s electronic ordering system, Supply Management On-LineSM, provides an advanced way of ordering medical-surgical products over the Internet, and its Optipak® program allows physicians to customize ordering of supplies according to individual surgical procedure preferences.

Information Solutions

     Our Information Solutions segment provides a comprehensive portfolio of software, support and services to help healthcare organizations improve patient safety, reduce the cost and variability of care, and better manage their resources and revenue stream. The Information Solutions segment markets its products and services to integrated delivery networks, hospitals, physician group practices, home health providers, managed care providers and payors. Sixty-one percent of hospital-based integrated delivery networks use one or more products from this segment. The segment also sells its solutions internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, Cyprus, France, the Netherlands, Saudi Arabia, Kuwait, Australia and New Zealand. This business segment has sales offices in the United Kingdom and Europe and a software manufacturing facility in Ireland.

     The product portfolio for the Information Solutions segment is organized into three major solutions sets — clinical management, revenue cycle management and resource management, with a variety of subsets of these solutions designed to address specific healthcare business issues (e.g., physician access, medication safety and homecare agency needs). To ensure that organizations achieve the maximum value of their information technology investment, the Information Solutions segment also offers a variety of services to support the implementation and use of solutions as well as assist with business and clinical redesign, process re-engineering and staffing (both information technology and back office).

     Clinical Management. The segment’s clinical solutions are designed to enable organizations to improve medication safety, accelerate physician acceptance of information technology and reduce variability in healthcare quality and costs. The clinical management solution set, known as Horizon Clinicals™, is built using architecture to facilitate integration and enable modular deployment of systems. It includes a clinical data repository, document imaging, real-time decision support, point-of-care nursing documentation, enterprise laboratory and pharmacy, an emergency department solution and an ambulatory medical record. Horizon Clinicals™ also includes solutions to facilitate physician access to patient information such as Web-based physician portals and wireless devices that draw on information from the hospital’s information systems.

     Revenue Cycle Management. The segment’s revenue cycle solution sets is designed to reduce days in accounts receivable, facilitate insurance claim processing, reduce costs and improve productivity. Examples of solutions sets include contract management, electronic claims processing and coding compliance checking. The segment’s hospital information systems also play a key role in revenue cycle management by working with these solutions to automate the operation of individual departments and their respective functions within the inpatient environment.

     Resource Management. The segment’s resource management solution consists of an integrated suite of applications that enhance an organization’s ability to forecast and optimize the enterprise-wide use of resources (labor, supplies, equipment and facilities) associated with the delivery of care. The solution helps automate and link resource requirements to care protocols, resulting in increased profitability, enhanced decision-making, and improved business processes.

McKESSON CORPORATION

     Technology Services. The group works with healthcare organizations to support the operation of their information systems by providing the technical infrastructure designed to maximize application accessibility, availability, security and performance.

     Professional Services. Professional services help customers achieve business results from their software investment through a wide array of quality service options including consulting for business process improvement and re-design, as well as implementation, project management, technical, and education services relating to all products in the Information Solutions segment.

     Outsourcing Services. The Information Solutions segment has been in the business of helping healthcare organizations focus their resources where they are needed while the segment manages their information technology or revenue cycle operations through outsourcing. Outsourcing service options include managing hospital data processing operations, as well as strategic information systems planning and management, revenue cycle processes, payroll processing, business office administration, and major system conversions.

Acquisitions, Investments and Dispositions

     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. These include the following significant acquisitions, investments and dispositions:

•	On May 17, 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 46% equity interest in the joint venture. The initial contribution to the joint venture of $12.1 million consisted of $7.7 million in net assets from a Pharmaceutical Solutions’ business and $4.4 million in cash, and is subject to adjustment. We have also committed to provide additional aggregate cash contributions of $9.4 million and to purchase a total of $15.0 million in services from the joint venture through 2007.

•	On May 2, 2002, we entered into an agreement to acquire A.L.I. Technologies Inc. (“A.L.I.”), of Vancouver, British Columbia, Canada, by means of a cash tender offer for CN$43.50 per share, or about CN$530 million (approximately US$340 million). A.L.I. provides medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film. The acquisition is expected to close by the second quarter of fiscal 2003, and is subject to regulatory approval and other customary conditions.

•	In February 2002, our Pharmaceutical Solutions segment acquired the net assets of PMO, Inc., a national specialty pharmacy business (doing business under the name of VitaRx), that provides mail order pharmaceutical prescription services to managed care patients for approximately $62 million in cash.

•	In 2002, we sold three businesses, Abaton.com, Inc., Amysis Managed Care Systems, Inc. and Pro Dental Corporation. Two of these businesses were from our Information Solutions segment and one was from our Pharmaceutical Solutions segment. Net proceeds from the sale of these businesses were $0.2 million.

•	In July 2000, we acquired MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in our common stock and the assumption of $6 million of employee stock incentives.

•	In April 2000, the Company and three other healthcare product distributors announced an agreement to form the New Health Exchange, which was subsequently renamed Health Nexis LLC (“Health Nexis”). In the third quarter of 2002, Health Nexis merged with The Global Health Exchange, which significantly diluted our percentage ownership in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment. In 2002 and 2001, we invested $7.0 million and $10.8 million in Health Nexis.

McKESSON CORPORATION

•	In November 1999, we acquired Abaton.com, Inc., a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of $8 million of employee stock incentives.

•	In February 2000, we disposed of our last non-healthcare business, our wholly-owned subsidiary, McKesson Water Products Company, for approximately $1.1 billion in cash.

•	In the fourth quarter of 2000, we sold a software business, Imnet France S.A.R.L. for net proceeds of $0.8 million.

Competition

     In every area of healthcare distribution operations, our Pharmaceutical Solutions and Medical-Surgical Solutions segments face strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, and manufacturers engaged in direct distribution. The Pharmaceutical Solutions and Medical-Surgical Solutions segments face competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segments) which may from time to time decide to develop, for their own internal needs, supply management capabilities which are provided by the segments and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in these segments.

     Our Information Solutions segment experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, hardware vendors and internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered.

Intellectual Property

     The principal trademarks and service marks of the Pharmaceutical Solutions segment include: ECONOLINK®, VALU-RITE®, Valu-Rite/CareMax®, OmniLink®, McKesson OneStop GenericsSM Health Mart®, ASK-A-NURSE®, Credentialer®, Episode Profiler®, InterQual®, America’s Source for Healthcare Answers®, coSource®, ROBOT-Rx™, AcuDose-Rx™, AcuScan-Rx™, Admin-Rx™, Acumax® Plus, Pak Plus-Rx™, SelfPace™, Baker Cells™, Baker Cassettes™, Baker Universal™, Autoscript™, Pharmacy 2000™, CRMS™, Patterns Profiler™, CareEnhanceSM, Closed Loop DistributionSM, .com Pharmacy SolutionsSM and SupplyScanSM.

     The substantial majority of technical concepts and codes embodied in the Information Solutions segment’s computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to us. The principal trademarks and service marks of the Information Solutions segment are: HealthQuest®, Paragon®, Pathways 2000®, TRENDSTAR®, Horizon Clinicals™, HorizonWP™, Series 2000™, STAR 2000™, Connect 2000SM, and PracticePointSM.

     We also own other registered and unregistered trademarks and service marks and similar rights used by our business segments. All of the principal trademarks and service marks are registered in the United States, or registrations have been applied for with respect to such marks, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. We believe we have taken all necessary steps to preserve the registration and duration of our trademarks and service marks, although no assurance can be given that we will be able to successfully enforce or protect our rights there under in the event that they are subject to third-party infringement claims. We do not, however, consider any particular patent, license, franchise or concession to be material to our business.

     The segment also offers a comprehensive range of services to help organizations derive greater value from, and ensure maximum return on investment and satisfaction throughout the life of, the solutions implemented. The range of services includes the following:

McKESSON CORPORATION

Other Information About the Business

     Customers— In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2002, sales to our largest customer, Rite Aid Corporation, and ten largest customers accounted for approximately 14% and 55% of our revenues. All of these customers are from our Pharmaceutical Solutions segment.

     Research and Development— Most of our research and development expenses are incurred by our Information Solutions segment, where their product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals. We believe a substantial and sustained commitment to such research and development (“R&D”) expenditures is important to the long-term success of this business.

     Investment in software development includes both R&D expense as well as capitalized software held for sale. The Information Solutions segment expended $145.1 million (15% of revenue) for R&D activities during 2002, compared to $152.5 million (16% of revenue) and $148.4 million (14% of revenue) during 2001 and 2000. The Information Solutions segment capitalized 21%, 20% and 29% of its R&D expenditures in 2002, 2001 and 2000. Information regarding R&D is included in Financial Note 1 to the consolidated financial statements, “Significant Accounting Policies,” appearing on pages 54 to 57 of this Annual Report on Form 10-K.

     Environmental Legislation—We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in “Item 3. Legal Proceedings” on page 8 of this Annual Report on Form 10-K. Other than any capital expenditures that may be required in connection with those matters, we do not anticipate making substantial capital expenditures for environmental control facilities, or be required to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2002 and is not expected to be material in the next year.

     Employees— On March 31, 2002, we employed approximately 24,000 persons compared with 23,000 in 2001 and 21,100 in 2000.

     Financial Information About Foreign and Domestic Operations and Export Sales— Information as to foreign operations is included in Financial Notes 1 and 20 to the consolidated financial statements, “Significant Accounting Policies” and “Segments of Business,” appearing on pages 54 to 57 and 88 to 90 of this Annual Report on Form 10-K.

Item 2.  Properties

     Because of the nature of our principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 13 to the consolidated financial statements, “Lease Obligations,” appearing on page 68 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

I. Accounting Litigation

     Since the announcements by McKesson, formerly known as McKesson HBOC, Inc., in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Technology Business unit (now referred to as the Information Solutions segment), were improperly recorded as revenue and reversed, as of May 10, 2002, ninety-one lawsuits have been filed against McKesson, HBO & Company (“HBOC”), certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Andersen”).

McKESSON CORPORATION

Federal Actions

     Sixty-seven of the above-mentioned actions have been filed in Federal Court (the “Federal Actions”). Of these, sixty-one were filed in the U.S. District Court for the Northern District of California, one in the Northern District of Illinois, which has been voluntarily dismissed without prejudice, one in the Northern District of Georgia, which has been transferred to the Northern District of California, one in the Eastern District of Pennsylvania, which has been transferred to the Northern District of California, two in the Western District of Louisiana, which have been transferred to the Northern District of California, and one in the District of Arizona, which has been transferred to the Northern District of California.

     On November 2, 1999, the Honorable Ronald M. Whyte of the Northern District of California issued an order consolidating fifty-three of these actions into one consolidated action entitled In re McKesson HBOC, Inc. Securities Litigation, (Case No. C-99-20743 RMW) (the “Consolidated Action”). By order dated December 22, 1999, Judge Whyte appointed the New York State Common Retirement Fund as lead plaintiff (“Lead Plaintiff”) and approved Lead Plaintiff’s choice of counsel.

     By order dated February 7, 2000, Judge Whyte coordinated a class action alleging claims under the Employee Retirement Income Security Act (commonly known as “ERISA”), Chang v. McKesson HBOC, Inc. et al., (Case No. C-00-20030 RMW), and a shareholder derivative action that had been filed in the Northern District under the caption Cohen v. McCall et al., (Case No. C-99-20916 RMW) with the Consolidated Action. There has been no further significant activity in the Cohen action. Recent developments in the Chang action are discussed below.

     Lead Plaintiff filed an Amended and Consolidated Class Action Complaint (the “ACCAC”) on February 25, 2000. The ACCAC generally alleged that defendants violated the federal securities laws in connection with the events leading to McKesson’s announcements in April, May and July 1999. On September 28, 2000, Judge Whyte dismissed all of the ACCAC claims against McKesson under Section 11 of the Securities Act with prejudice, dismissed a claim under Section 14(a) of the Exchange Act with leave to amend, and declined to dismiss a claim against McKesson under Section 10(b) of the Exchange Act.

     On November 14, 2000, Lead Plaintiff filed its Second Amended and Consolidated Class Action Complaint (“SAC”). As with its ACCAC, Lead Plaintiff’s SAC generally alleged that McKesson violated the federal securities laws in connection with the events leading to McKesson’s announcements in April, May and July 1999. The SAC names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Andersen and Bear Stearns as defendants. The SAC purported to state claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Exchange Act.

     On January 11, 2001, McKesson filed an action in the U.S. District Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for Company shares in the January 12, 1999 merger of a McKesson subsidiary into HBOC (the “Merger”), McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al., (Case No. C01-20021 RMW) (the “Complaint and Counterclaim”). In the Complaint and Counterclaim, the Company alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, the Company seeks to recover the “unjust enrichment” received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the Merger. The Company does not allege any wrongdoing by these shareholders. On January 9, 2002, Judge Whyte dismissed the Complaint and Counterclaim with prejudice. On February 8, 2002, the Company filed a Notice of Appeal from this ruling to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). The Company’s opening brief to the Ninth Circuit is currently due to be filed on or before July 5, 2002. Because certain decisions of the Ninth Circuit raise a question as to whether the Ninth Circuit has appellate jurisdiction over the Company’s appeal, the Company has also filed a motion before Judge Whyte for an order certifying his January 9 dismissal order for immediate appeal.

     On January 7, 2002, Judge Whyte dismissed the claim in the SAC against McKesson under Section 10(b), to the extent that the claim was based on any pre-Merger conduct or statements by McKesson, and also dismissed the claim against McKesson under Section 14(a) of the Exchange Act, granting Lead Plaintiff thirty (30) days leave “for one last opportunity” to amend those claims. Judge Whyte dismissed the claim against HBOC under Section 14(a) of the

McKESSON CORPORATION

Exchange Act without leave to amend. The Section 10(b) claim based on post-Merger statements remains pending against McKesson, and a Section 10(b) claim based on pre-Merger statements remains pending against HBOC.

     On February 15, 2002, Lead Plaintiff filed a Third Amended and Consolidated Class Action Complaint (the “TAC”) in the Consolidated Action. The TAC, like the SAC, purports to state claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Exchange Act in connection with the events leading to McKesson’s announcements in April, May and July 1999, and names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Andersen and Bear Stearns as defendants. On April 5, 2002, McKesson filed a motion to dismiss Lead Plaintiff’s claim under Section 10(b) of the Exchange Act to the extent that it is based on McKesson’s pre-Merger conduct, and the claim under Section 14(a) of the Exchange Act in its entirety. McKesson’s motion to dismiss was heard on June 7, 2002, and the court has not yet issued an opinion.

     Several individual actions have also been filed in or transferred to the Northern District of California. On November 12, 1999, an individual shareholder action was filed in the U.S. District Court for the Northern District of California under the caption Jacobs v. McKesson HBOC, Inc., et al., (C-99-21192 RMW). The Plaintiffs in Jacobs are former HBOC shareholders who acquired their HBOC shares pursuant to a registration statement issued by HBOC prior to the Merger, and then exchanged their HBOC shares for McKesson shares in the Merger. Plaintiffs in Jacobs assert claims under federal and state securities laws and a claim for common law fraud. Plaintiffs seek unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. Judge Whyte’s December 22, 1999, order consolidated the Jacobs action with the Consolidated Action. With leave of court, the Jacobs plaintiffs amended their complaint, but the action remains stayed and there has been no discovery, motion practice or other activity in the case.

     On September 21, 2000, the plaintiffs in Jacobs v. McKesson HBOC, Inc., filed a new individual action entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW). The Jacobs complaint names only HBOC as a defendant and asserts claims under Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Exchange Act and various state law causes of action. The complaint seeks unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. This action has been assigned to Judge Whyte and consolidated with the Consolidated Action.

     On December 16, 1999, an individual action was filed in the U.S. District Court for the Northern District of California under the caption Bea v. McKesson HBOC, Inc. et al., (Case No. C-00-20072 RMW). Plaintiffs in Bea filed an Amended Complaint on March 9, 2000. Plaintiffs in Bea allege that they acquired the Company’s common stock prior to the Merger and sold that stock after the April 1999 announcement at a loss. The Bea complaint asserts claims under the federal and state securities laws, and a claim for fraud. Plaintiffs seek (i) unspecified compensatory and punitive damages, and (ii) reasonable costs and expenses of suit, including attorneys’ fees. Bea is currently stayed and has been consolidated with the Consolidated Action.

     On January 7, 2000, an individual action was filed in the U.S. District Court for the Northern District of California under the caption Cater v. McKesson Corporation et al., (Case No. C-00-20327 RMW). The plaintiff is Terry Cater, a former employee of the Company who, at the time he ceased active employment with the Company, held options to purchase shares of Company stock, and also held shares of the Company’s restricted stock. Plaintiff alleges that these options and restricted stock were substantially devalued as a result of the Merger and the subsequent drop in the Company’s stock price. Plaintiff in Cater asserts claims under the federal securities laws as well as claims for breach of good faith and fair dealing, fraud and negligent misrepresentation. Plaintiff seeks (i) unspecified special damages in excess of $50,000, (ii) unspecified general damages, (iii) prejudgment interest and (iv) reasonable attorneys’ fees. The case has been assigned to Judge Whyte and the parties have stipulated to a stay pending the outcome of the motions to dismiss in the Consolidated Action.

     On February 7, 2000, an action entitled Baker v. McKesson HBOC, Inc., et al., (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. The same plaintiffs then filed a virtually identical parallel action in Louisiana State Court, Rapides Parish, under the caption Baker v. McKesson HBOC, Inc., et al. (filed as Case No. 199018; Case No. CV-00-0522 after removal to federal court). Plaintiffs, former shareholders of Automatic Prescription Services, allege claims under the federal securities laws, and claims for breach of fiduciary duty, misrepresentation and detrimental reliance. The state court action was removed to federal court and the two Baker cases have been transferred to the Northern District of California and consolidated with the Consolidated Action.

McKESSON CORPORATION

     On July 27, 2001, an action was filed in the United States District Court for the Northern District of California captioned Pacha, et al., v. McKesson HBOC, Inc., et al., (No. C01-20713 PVT) (“Pacha”). The Pacha plaintiffs allege that they were individual shareholders of McKesson stock on November 27, 1998, and assert that McKesson and HBOC violated Section 14(a) of the Exchange Act and SEC Rule 14a-9, and that McKesson, aided by HBOC, breached its fiduciary duties to plaintiffs by issuing a joint proxy statement in connection with the Merger which allegedly contained false and misleading statements or omissions. Plaintiffs name as defendants McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Andersen and Bear Stearns. On November 13, 2001, Judge Whyte ordered Pacha consolidated with the Consolidated Action and stayed all further proceedings.

     Hess v. McKesson HBOC, Inc. et al., an action filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company (“Ephrata”) who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January 1999, was removed to federal court, transferred to the Northern District and consolidated with the Consolidated Action. Judge Whyte also stayed all further proceedings in Hess except for the filing of an amended complaint, which was filed on or about December 15, 2001 (the “Hess Amended Complaint”). The Hess Amended Complaint generally incorporates the allegations and claims asserted in Lead Plaintiff’s SAC in the Consolidated Action and also includes various common law causes of action relating to McKesson’s acquisition of Ephrata. The Company is not currently required to respond to the Hess Amended Complaint.

     On June 28, 2001, the Chang plaintiffs filed an amended complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and The Chase Manhattan Bank. The amended complaint in Chang generally alleges that the defendants breached their fiduciary duties in connection with administering the McKesson HBOC Profit Sharing Investment Plan (the “PSI Plan”) and the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”). Plaintiffs in Chang are alleged former employees of McKesson and participants in the PSI Plan, and purportedly seek relief under sections 404-405, 409 and 502 of ERISA on behalf of a class defined to include participants in the PSI Plan, including participants under the HBOC Plan, who maintained an account balance under the PSI Plan as of April 27, 1999, who had not received a distribution from the PSI Plan as of April 27, 1999, and who suffered losses as a result of the alleged breaches of duty. Plaintiff seeks (i) a judgment that McKesson and HBOC breached their fiduciary duties, (ii) an order requiring defendants to restore to the PSI Plan all losses caused by these purported breaches of fiduciary duty, and (iii) attorneys’ fees. In October 2001, McKesson, HBOC, Chase and other defendants moved to dismiss the Chang action. These motions are currently set for hearing on May 17, 2002.

     On February 7, 2002, an action was filed in the United States District Court for the Northern District of California captioned Adams v. McKesson Information Solutions, Inc. et al., No. C-02-06 85 JCS (“Adams”). Plaintiff in Adams filed a first amended complaint on March 15, 2002, against McKesson Information Solutions, Inc. (formerly HBOC), McKesson, certain current or former officers, directors or employees of McKesson or HBOC, and other defendants. Plaintiff alleges that he was a participant in the HBOC Plan and generally alleges that McKesson and HBOC breached their fiduciary duties to the HBOC Plan and its participants or engaged in transactions prohibited by ERISA. Plaintiff asserts his claims on behalf of a putative class defined to include all participants in the HBOC Plan and their beneficiaries for whose benefit the HBOC Plan acquired HBOC stock from March 31, 1996 to April 1, 1999. Plaintiff seeks (i) a judgment that McKesson and HBOC breached their fiduciary duties, (ii) an order requiring defendants to restore to the plan all losses caused by these purported breaches of fiduciary duty, and (iii) reasonable attorneys’ fees, costs and expenses. On April 3, 2002, Judge Whyte issued a Related Case Order in which he found that Adams is related to the Consolidated Action. By operation of a pretrial order entered in the Consolidated Action, Judge Whyte’s Related Case Order automatically consolidated Adams into the Consolidated Action. On April 25, 2002, Plaintiff filed an application with the Court requesting that the Adams action be relieved from automatic consolidation with the Consolidated Action, which HBOC intends to oppose. Defendants are presently not obligated to respond to the first amended complaint.

State Actions

     Twenty-four actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements.

McKESSON CORPORATION

     Two of the State Actions are derivative actions: Ash, et al., v. McCall, et al., (Case No. 17132), filed in the Delaware Chancery Court and Mitchell v. McCall et al., (Case. No. 304415), filed in California Superior Court, City and County of San Francisco. McKesson moved to dismiss both of these actions and to stay the Mitchell action in favor of the earlier filed Ash and Cohen derivative actions. Plaintiffs in Mitchell agreed to defer any action by the court on McKesson’s motions pending resolution of McKesson’s dismissal motion in Ash. On September 15, 2000, in the Ash case, the Court of Chancery dismissed all causes of action with leave to re-plead certain of the dismissed claims, and on January 22, 2001, the Ash plaintiffs filed a Third Amended Complaint which is presently the subject of McKesson’s motion to dismiss.

     Five of the State Actions are class actions. Three of these were filed in Delaware Chancery Court: Derdiger v. Tallman et al., (Case No. 17276), Carroll v. McKesson HBOC, Inc., (Case No. 17454), and Kelly v. McKesson HBOC, Inc., et al., (Case No. 17282 NC). Two additional actions were filed in Delaware Superior Court: Edmondson v. McKesson HBOC, Inc., (Case No. 99-951) and Caravetta v. McKesson HBOC, Inc., (Case No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. McKesson removed Edmondson to federal court in Delaware and filed a motion to dismiss, which was granted by the federal court on March 5, 2002. McKesson filed motions to stay the Derdiger and Caravetta actions in favor of proceedings in the federal Consolidated Action, which were granted. On December 20, 2001, the plaintiff in the Derdiger action filed a motion to vacate the stay, but that motion has not yet been briefed or heard by the Court.

     Several of the State Actions are individual actions which have been filed in various state courts. Five of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al., (Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al., (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al., (Case No. 311269), Minnesota State Board of Investment v. McKesson HBOC, Inc. et al., (Case No. 311747), and Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al., CGC-02-405792. In Yurick, the trial court has sustained McKesson’s demurrer to the original complaint without leave to amend with respect to all causes of action except plaintiffs’ claims for common law fraud and negligent misrepresentation, which the trial court has allowed to remain in the case. The Court also stayed Yurick pending the commencement of discovery in the Consolidated Action, but allowed the filing of an amended complaint. On May 23, 2001, the California Court of Appeals affirmed the Yurick trial court’s order dismissing claims against certain of the individual defendants without leave to amend. On July 31, 2001, McKesson’s demurrer to the Second Amended Complaint was overruled and McKesson’s alternative motion to strike was denied.

     The Oregon, Utah and Minnesota actions referenced above are individual securities actions filed in the California Superior Court for the City and County of San Francisco by out-of-state pension funds. On April 20, 2001, plaintiffs in Utah and Minnesota filed amended complaints against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Andersen and Bear Stearns. The amended complaints in Utah and Minnesota assert claims under California and Georgia’s securities laws, claims under Georgia’s RICO statute, and various common law claims under California and Georgia law. On June 22, 2001, McKesson and HBOC demurred to and moved to strike portions of the amended complaints and also moved to stay these actions pending the final resolution of the Consolidated Action. The court held hearings on McKesson’s demurrers and motions to strike on November 15, 2001, January 29, 2002, and April 23, 2002, but has not issued a final ruling on the motions. By order dated December 3, 2001, the court denied McKesson’s motion to stay the entire action pending the final resolution of the Consolidated Action but ordered that all discoveries in the Utah and Minnesota actions would be stayed pending the commencement of discovery in the Consolidated Action.

     On May 30, 2001, plaintiffs in Oregon filed a second amended complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and Andersen. The second amended complaint in Oregon asserts claims under California and Georgia’s securities laws, claims under Georgia’s RICO statute, and various common law claims under California and Georgia law. The parties to the Oregon action previously agreed to a stay of all proceedings in that action, other than motions to test the sufficiency of the pleadings, pending the commencement of discovery in the Consolidated Action. On April 4, 2001, the plaintiff in Oregon filed a motion to lift the stipulated stay of discovery, which McKesson and HBOC opposed. McKesson also moved the court for an order modifying the stipulated stay to stay all proceedings in the action pending the final resolution of the Consolidated Action. Also on June 22, 2001, McKesson and HBOC demurred to and moved to strike portions of Oregon’s second amended complaint. The court held hearings on McKesson’s demurrers and motions to strike on November 15, 2001, January

McKESSON CORPORATION

29, 2002, and April 23, 2002, but has not issued a final ruling on the motions. By order dated December 7, 2001, the court denied McKesson’s motion to stay all proceedings in Oregon but ordered that all discoveries would be stayed pending the commencement of discovery in the Consolidated Action.

     Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al., CGC-02-405792 (“Merrill Lynch Fundamental Growth Fund”) was filed on March 19, 2002, in Superior Court in San Francisco. Plaintiffs in Merrill Lynch Fundamental Growth Fund allege that they purchased Company stock after the Merger and sold that stock at a loss after April 28, 1999. Plaintiffs name as defendants the Company, HBOC, Andersen, Bear Stearns and certain current or former officers or directors of the Company or HBOC, and assert causes of action under California’s securities statutes, Business and Professions Code § 17200, and common law claims for fraud, negligent misrepresentation, conspiracy, and aiding and abetting in connection with the events leading to McKesson’s need to restate HBOC’s financial statements. Plaintiffs also assert claims under New Jersey’s RICO statute, Georgia’s securities statutes, and Georgia RICO. Plaintiffs seek restitution in an unspecified amount, unspecified compensatory and treble damages, reasonable attorneys’ and experts’ fees, and costs and expenses. The Company’s counsel and counsel for the plaintiffs are currently discussing an appropriate response date to the complaint.

     Several individual actions have been filed in various state courts outside of California. Several of these cases have been filed in Georgia state courts. On October 29, 1999, an action was filed in Georgia Superior Court under the caption Powell v. McKesson HBOC, Inc. et al., and (Case No. 1999-CV- 15443). Plaintiff in Powell is a former HBOC employee seeking lost commissions as well as asserting claims under Georgia’s securities and racketeering laws, and various common law causes of action. The Powell action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The Company filed a motion to stay, which was granted as to the Georgia securities law claims but not the Georgia RICO claims. Plaintiff thereafter voluntarily dismissed the action. On September 11, 2000, Plaintiff re-filed his action under the caption Powell v. McKesson HBOC, Inc. et al., Case No. 2000-CV-27864, reasserting the same claims against the same defendants. On October 11, 2000, McKesson and HBOC filed answers, motions to dismiss, and motions for a partial stay. The motions for partial stay were granted. This case has been settled and the action was dismissed on February 22, 2002.

     On December 9, 1999, an action was filed in Georgia State Court, Gwinnett County, under the caption Adler v. McKesson HBOC, Inc. et al., (Case No. 99-C-7980-3). Plaintiff in Adler is a former HBOC shareholder and asserts a claim for common law fraud and fraudulent conveyance. The Adler action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiff seeks damages in excess of $43 million, as well as punitive damages, and costs of suit, including attorneys’ fees. The Company has answered the complaint in Adler. On May 26, 2000, the court denied McKesson’s motion to stay. On July 14, 2000, plaintiff filed an Amended Complaint, which McKesson and HBOC answered on August 21, 2000. Discovery has commenced in the Adler action and is ongoing.

     On October 24, 2000, an action was filed in Georgia State Court, Fulton County, captioned: Suffolk Partners Limited Partnership et al., v. McKesson HBOC, Inc. et al., (No. 00VS010469A). Plaintiffs in the Suffolk action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. Plaintiffs assert claims under Georgia’s securities and racketeering laws, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The Suffolk action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Andersen. Like the Consolidated Action, the claims in the Suffolk action generally arise out of the January 12, 1999, Merger, and the Company’s announcement of the need to restate its financial statements. Plaintiffs seek (i) compensatory damages of approximately $21.8 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Suffolk action in favor of the Consolidated Action on January 10, 2001. On August 2, 2001, the Court granted the motions to stay, and this case is stayed until all discoveries are completed in the Consolidated Class Action pending in California.

     On November 1, 2000, an action was filed in Georgia State Court, Fulton County, captioned: Curran Partners, L.P. v. McKesson HBOC, Inc. ET al., and (No. 00 VS 010801). Plaintiff in the Curran action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. The claims in the Curran action are identical to the claims in the Suffolk action. Plaintiff seeks (i) compensatory damages of approximately $2.6 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble

McKESSON CORPORATION

damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Curran action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Andersen. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Curran action in favor of the Consolidated Action on January 10, 2001. The Court granted the motions to stay on August 22, 2001.

     On December 12, 2001, an action was filed in Georgia State Court, Fulton County, captioned: Drake v. McKesson Corp., et al., and (Case No. 01VS026303A). Plaintiff in Drake is a former HBOC employee seeking lost commissions as well as asserting claims under Georgia’s securities and racketeering laws, and various common law causes of action. Plaintiff seeks (i) approximately $0.3 million in unpaid commissions, (ii) unspecified compensatory, consequential, actual, exemplary, and punitive damages, and (iii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ fees. The Drake action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The parties entered into a Consent Order for Partial Stay on February 27, 2002, which stayed Plaintiff’s Georgia securities law, fraud and RICO claims. On March 4, 2002, McKesson and McKesson Information Solutions Inc. separately filed their answers.

     On January 31, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Holcombe T. Green and HTG Corp. v McKesson, Inc. et. al., (Case No. 2002-CV-48407). Plaintiffs in the Green action are former HBOC shareholders and assert claims for common law fraud and fraudulent conveyance. Plaintiff Holcombe Green was also a former officer, chairman and director of HBOC. The Green action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiffs seek compensatory damages in excess of $100 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. The Company and HBOC filed their respective answers and counterclaims on April 22, 2002. The Company and HBOC also filed their motions to stay and dismiss. Discovery is under way and will proceed for some time, unless the court grants the Company’s and HBOC’s motions to stay and/or dismiss.

     On February 6, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Hall Family Investments, L.P. v. McKesson, Inc. et al., (Case No. 2002-CV-48612). Plaintiff in the Hall action is a former HBOC shareholder and asserts a claim for common law fraud and fraudulent conveyance. The Hall action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiff seeks compensatory damages in excess of $100 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. The Company and HBOC filed their respective answers on April 22, 2002. The Company also filed its counterclaim for unjust enrichment. On April 26, 2002, the Company and HBOC filed motions to stay and dismiss. HBOC also filed a third party complaint against Holcombe Green for indemnification. Discovery is under way and will proceed for some time, unless the court grants the Company’s and HBOC’s motions to stay and/or dismiss. Additionally, the defendants in Hall have moved to have the case consolidated with the Green action.

     On September 28, 1999, an action was filed in Delaware Superior Court under the caption Kelly v. McKesson HBOC, Inc. et al., and (C.A. No. 99C-09-265 WCC). Plaintiffs in Kelly are former shareholders of KWS&P/SFA, which merged into McKesson after the HBOC transaction. Plaintiffs assert claims under the federal securities laws, as well as claims for breach of contract and breach of the duty of good faith and fair dealing. On January 17, 2002, the Delaware Superior Court denied the Kelly plaintiffs’ motion for partial summary judgment and denied McKesson’s motion to dismiss, while granting the motions to dismiss for lack of personal jurisdiction that were filed by certain former officers and directors of McKesson and HBOC. The parties thereafter commenced discovery by exchanging document requests and interrogatories. The court in Kelly has scheduled a trial to begin on May 5, 2003.

     The United States Attorneys’ Office and the Securities and Exchange Commission are conducting investigations into the matters leading to the restatement. On May 15, 2000, the United States Attorney’s Office filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC officer, Albert J. Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On that same date, a civil complaint was filed by the Securities and Exchange Commission against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa (Securities and Exchange Commission v. Gilbertson, et al., Case No. C-00-3570). Mr. DeRosa has settled with the Securities Exchange Commission without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of

McKESSON CORPORATION

California against Messrs. Gilbertson and Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On September 27, 2001, the Securities and Exchange Commission filed securities fraud charges against six former HBOC officers and employees. Simultaneous with the filing of the Commission’s civil complaints, four of the six defendants settled the claims brought against them by, among other things, consenting, without admitting or denying the allegations of the complaints, to entry of permanent injunctions against all of the alleged violations, and agreed to pay civil penalties in various amounts. On January 3, 2002, the Company was notified in writing by the Securities and Exchange Commission that its investigation has been terminated as to the Company, and that no enforcement action has been recommended to the Commission.

     We do not believe it is feasible to predict or determine the outcome or resolution of the accounting litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.

II. Other Litigation and Claims

     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of our business. These include:

     Antitrust Matters

     We are currently a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases were coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of approximately 109 actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the “Individual Actions”). In 1999, the court dismissed a related class action following a judgment as a matter of law entered in favor of defendants, which was unsuccessfully appealed. There are numerous other defendants in these actions, including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand-name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail-order pharmacies, managed care organizations and other institutional buyers. The wholesalers’ motion for summary judgment in the Individual Actions has been granted. Plaintiffs have appealed to the Seventh Circuit. On May 6, 2002, the Seventh Circuit affirmed the summary judgment.

     Most of the individual cases brought by chain stores have been settled. The Judicial Panel on Multidistrict Litigation recommended remand of the Sherman Act claims in MDL 997 and on November 2, 2001, the court remanded those claims to their original jurisdictions.

     A state court antitrust case against McKesson and other defendants is currently pending in California. This case is based on essentially the same facts alleged in the Federal Class Action and Individual Actions and asserts violations of state antitrust and/or unfair competition laws. The case (Paradise Drugs, et al. v. Abbott Laboratories, et al., (Case No. CV793852) was filed in the Superior Court of the County of Santa Clara and was transferred to the Superior Court for the County of San Francisco. The case is trailing MDL 997.

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

McKESSON CORPORATION

     Product Liability Litigation and Other Claims

     Our subsidiary, McKesson Medical-Surgical, is one of many defendants in approximately 138 cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical. Efforts to resolve tenders of defense to its suppliers are continuing and a final agreement has been reached with one major supplier. McKesson Medical-Surgical’s insurers are providing coverage for these cases, subject to the applicable deductibles.

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

III. Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were divested in 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial action purportedly required to address environmental conditions alleged to exist at five sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these five sites is approximately $13 million, net of approximately $1.5 million which third parties have agreed to pay in settlement or which we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $13 million is expected to be paid out between April 2002 and March 2029. Our liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.

     In addition, we have been designated as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 19 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 19 PRP sites is approximately $1.1 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

     The potential costs to us related to environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of our liability in proportion to other PRPs; and the extent, if any, to which such costs are recover able from insurance or other parties.

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

McKESSON CORPORATION

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2002.

Executive Officers of the Registrant

     The following table sets forth information regarding the executive officers of the Company, including their principal occupations during the past five years. The number of years of service with the Company includes service with predecessor companies.

     There are no family relationships between any of the executive officers or directors of the Company. The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

Name	Age	Position with Registrant and Business Experience

John H. Hammergren	43	President and Chief Executive Officer since April 1, 2001, Co-President and Co-Chief Executive Officer from July 1999 to April 1, 2001 and a director since July 1999. Formerly Executive Vice President, President and Chief Executive Officer of the Supply Solutions Business (January-July 1999); Group President, McKesson Health Systems (1997-1999) and Vice President of the Company since 1996. Service with the Company—6 years.

William R. Graber	59	Senior Vice President and Chief Financial Officer since March 2000; Vice President and Chief Financial Officer, The Mead Corporation (1993-1999). Service with the Company—2 years, 3 months.

Paul C. Julian	46	Senior Vice President since August 1999, and President of the Supply Solutions Business since March 2000; Group President, McKesson General Medical (1997-2000); Executive Vice President, McKesson Health Systems (1996-1997). Service with the Company—6 years.

Graham O. King	62	Senior Vice President and President, Information Solutions Business since July 1999. Group President, Outsourcing Services, HBOC (1998-1999); Chairman and Chief Executive Officer, U.S. Servis, Inc. (1994-1998). Service with the Company—3 years, 6 months.

Paul E. Kirincic	51	Senior Vice President — Human Resources since January 2001; Vice President, Human Resources, Consumer Health Sector, Warner Lambert (1998-2001); Vice President, Human Resources, Whirlpool Europe, Whirlpool Corporation (1996-1998). Service with the Company — 1 year and 4 months.

Ivan D. Meyerson	57	Corporate Secretary since April 1999, and Senior Vice President and General Counsel since January 1999; Vice President and General Counsel (1987-January 1999). Service with the Company—24 years.

Marc E. Owen	42	Senior Vice President, Corporate Strategy and Business Development since October 2001; Consultant to the Company April 2001-September 2001, when he joined the Company; President and CEO, MindCrossing (April-November 2000); Senior Partner, McKinsey and Company (1987-2000). Service with the Company—8 months.

Carmine J. Villani	59	Senior Vice President and Chief Information Officer since January 1999; Vice President and Chief Information Officer (1997- January 1999) and Vice President, Information Management, McKesson Drug Company (1994- 1997). Service with the Company—10 years.

McKESSON CORPORATION

PART  II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

(a)	Market Information. The principal market on which the Company’s common stock is traded is the New York Stock Exchange. The Company’s common stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter are included in Financial Note 21 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing on pages 90 to 91 of this Annual Report on Form 10-K.

(b)	Holders. The number of record holders of the Company’s common stock at March 31, 2002 was approximately 15,100.

(c)	Dividends. Dividend information is included in Financial Note 21 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing on pages 90 to 91 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

     Selected financial data is presented in the Five-Year Highlights on pages 26 to 27 of this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s discussion and analysis of the Company’s financial condition and results of operations are presented in the Financial Review on pages 28 to 48 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Information required by this item is included in the Financial Review on page 44 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

     Financial Statements and Supplementary Data appear on pages 49 to 91 of this Annual Report on Form 10-K.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART  III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to Directors of the Company is incorporated by reference from the Company’s 2002 Proxy Statement (the “Proxy Statement”). Certain information relating to Executive Officers of the Company appears on page 17 of this Annual Report on Form 10-K. The information with respect to this item required by Item 405 of Regulation S-K is incorporated herein by reference from the Proxy Statement.

McKESSON CORPORATION

Item 11.  Executive Compensation

     Information with respect to this item is incorporated herein by reference from the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this item is incorporated herein by reference from the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement. Certain information regarding related party transactions, is also included in the Financial Review on page 44 of this Annual Report on Form 10-K.

PART  IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedule and Exhibits

Page

Consolidated Financial Statements and Independent Auditors’ Report:
See “Index to Consolidated Financial Information”	25

Supplementary Consolidated Financial Statement Schedule—
Valuation and Qualifying Accounts	21

Financial statements and schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information

Exhibits:
Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	22

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended March 31, 2002:

Form 8-K, dated January 22, 2002 and filed on January 24, 2002, relating to our 2002 third quarter financial results and updated legal proceedings.

Form 8-K, dated January 24, 2002 and filed on January 28, 2002, relating to our issuance of $400 million aggregate principal amount of 7.75% notes due 2012.

McKESSON CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Dated: June 12, 2002	By	/s/ William R. Graber William R. Graber Senior Vice President and Chief Financial Officer

     Pursuant on behalf of the Registrant and to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

* John H. Hammergren President and Chief Executive Officer and Director (Principal Executive Officer)	* M. Christine Jacobs, Director

* William R. Graber Senior Vice President and Chief Financial Officer (Principal Financial Officer)	* Martin M. Koffel, Director

* Nigel A. Rees Vice President and Controller (Principal Accounting Officer)	* Gerald E. Mayo, Director

*	*

Alfred C. Eckert III, Director	James V. Napier, Director

*	*

Tully M. Friedman, Director	Marie L. Knowles, Director

*	*

Alton F. Irby III, Director	Carl E. Reichardt, Director

*	*

Richard F. Syron, Director	Alan Seelenfreund, Chairman of the Board

* Jane E. Shaw, Director	/s/ Ivan D. Meyerson Ivan D. Meyerson *Attorney-in-Fact

Dated: June 12, 2002

McKESSON CORPORATION

SCHEDULE II

SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2002, 2001 and 2000
(In millions)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From Allowance	End of
Description	of Year	Expenses	Accounts	Accounts(1)	Year(2)

Year Ended March 31, 2002
Allowances for doubtful accounts	$383.7	$62.3	$3.6	$(160.1)	$289.5
Other allowances	36.6	4.8	—	(11.4)	30.0

	$420.3	$67.1	$3.6	$(171.5)	$319.5

Year Ended March 31, 2001
Allowances for doubtful accounts	$236.5	$239.6 (3)	$9.1	$(101.5)	$383.7
Other allowances	39.0	8.4	—	(10.8)	36.6

	$275.5	$248.0	$9.1	$(112.3)	$420.3

Year Ended March 31, 2000
Allowances for doubtful accounts	$140.4	$216.8 (3)	$—	$(120.7)	$236.5
Other allowances	40.8	0.5	—	(2.3)	39.0

	$181.2	$217.3	$—	$(123.0)	$275.5

		2002	2001	2000

(1)	Deductions:
	Written off	$171.5	$108.7	$120.4
	Credited to other accounts	—	3.6	2.6

	Total	$171.5	$112.3	$123.0

(2)	Amounts shown as deductions from:
	Current receivables	$319.5	$419.7	$274.9
	Other assets	—	0.6	0.6

	Total	$319.5	$420.3	$275.5

(3)	Includes charges of $161.1 million and $74.1 million in 2001 and 2000 for customer settlements within our Information Solutions segment. Fiscal 2000 also includes charges of $68.5 million for a change in estimate of receivable allowance requirements for our Information Solutions segment.

McKESSON CORPORATION

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 17, 1998, by and among McKesson Corporation (“the Company”), McKesson Merger Sub, Inc. (“Merger Sub”) and HBOC (Exhibit 2.1(1))

2.2	Amendment Agreement to Agreement and Plan of Merger, dated as of November 9, 1998, by and among the Company, Merger Sub and HBOC (Exhibit 2.2 (1))

2.3	Second Amendment Agreement to that certain Agreement and Plan of Merger dated October 17, 1998, as amended by an Amendment Agreement dated as of November 9, 1998 (Exhibit 2.1 (2))

3.1	Restated Certificate of Incorporation of the Company as filed with the office of the Delaware Secretary of State on November 9, 2001 (18)

3.2	Amended and Restated By-Laws of the Company dated as of March 27, 2002.

4.1	Rights Agreement dated as of October 21, 1994 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4.1 (6))

4.2	Amendment No. 1 to the Rights Agreement dated as of October 19, 1998 (Exhibit 99.1 (7))

4.3	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit 4.4 (8))

4.4	Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, The First National Bank of Chicago, as Institutional Trustee, First Chicago, Inc., as Delaware Trustee and the Regular Trustees (Exhibit 4.2 (9))

4.5	McKesson Corporation Preferred Securities Guarantee Agreement, dated as of February 20, 1997, between the Company, as Guarantor, and The First National Bank of Chicago, as Preferred Guarantor (Exhibit 4.7 (10))

4.6	Indenture, dated as of January 29, 2002, between the Company, as Issuer and the Bank of New York, as Trustee.

4.7	7.75 % Notes due 2012.

4.8	Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

10.1	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through July 31, 2001.

10.2	Amended and Restated Employment Agreement, dated as of June 21, 1999, by and between the Company and its President and Chief Executive Officer (16).

10.3	Form of Termination Agreement by and between the Company and certain designated Corporate Officers (Exhibit 10.23 (11))

10.4	McKesson Corporation 1994 Stock Option and Restricted Stock Plan, as amended through July 31, 2001.

10.5	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through July 31, 2001

10.6	McKesson Corporation Supplemental PSIP (Exhibit 10.7 (14))

10.7	McKesson Corporation Deferred Compensation Administration Plan, amended as of January 27, 1999 (Exhibit 10.8 (14))

10.8	McKesson Corporation Deferred Compensation Administration Plan II, as amended effective January 27, 1999 (Exhibit 10.9 (14))

10.9	McKesson Corporation 1994 Option Gain Deferral Plan, as amended effective January 27, 1999 (Exhibit 10.10 (14))

10.10	McKesson Corporation Directors’ Deferred Compensation Plan, as amended effective January 27, 1999 (Exhibit 10.11 (14))

Exhibit
Number	Description

10.11	McKesson Corporation 1985 Executives’ Elective Deferred Compensation Plan, amended as of January 27, 1999 (Exhibit 10.12 (14)).

10.12	McKesson Corporation Management Deferred Compensation Plan, amended as of January 27, 1999 (Exhibit 10.13 (14)).

10.13	McKesson Corporation 1984 Executive Benefit Retirement Plan, as amended through January 27, 1999 (Exhibit 10.14 (14)).

10.14	McKesson Corporation 1988 Executive Survivor Benefits Plan, as amended effective January 27, 1999 (Exhibit 10.15 (14)).

10.15	McKesson Corporation Executive Medical Plan Summary (Exhibit 10.16 (14)).

10.16	McKesson Corporation Severance Policy for Executive Employees, as amended through January 27, 1999 (Exhibit 10.17 (14)).

10.17	McKesson Corporation Management Incentive Plan, as amended through July 26, 2000.

10.18	McKesson Corporation Long-Term Incentive Plan, as amended through January 27, 1999 (Exhibit 10.19 (14)).

10.19	McKesson Corporation Stock Purchase Plan, as amended through January 27, 1999 (Exhibit 10.20 (14)).

10.20	McKesson Corporation 1999 Executive Stock Purchase Plan (Exhibit 99.1 (12)).

10.21	Stock Purchase Agreement, dated as of January 10, 2000, by and among the Company, Danone International Brands, Inc. and Groupe Danone SA (Exhibit 99.1 (15)).

10.22	First Amendment to January 10, 2000 Stock Purchase Agreement, dated as of February 28, 2000 (Exhibit 10.23 (16)).

10.23	First Amendment to October 22, 1999 Credit Agreement dated as of October 10, 2000 (Exhibit 10.23 (19)).

10.24	HBOC 1993 Stock Option Plan for Non-employee Directors (Exhibit 4 (13)).

10.25	Second Amendment to October 5, 2001 Credit Agreement dated as of October 22, 1999.

10.26	Third Amendment to June 25, 1999 Receivables Purchase Agreement dated as of June 16, 2000 (Exhibit 10.26 (19)).

10.27	Statement of Terms and Conditions Applicable to Certain Stock Options Granted on January 27, 1999 (Exhibit 10.28 (14)).

10.28	Credit Agreement dated as of November 10, 1998 among the Company, Medis Health and Pharmaceutical Services Inc., Bank of America National Trust and Savings Association, as Agent, Bank of America Canada, as Canadian Administrative Agent, The Chase Manhattan Bank, as documentation agent, First Union National Bank, as documentation agent, The First National Bank of Chicago, as documentation agent, and the other financial institutions party thereto (Exhibit 10.29 (14)).

10.29	Stock Option Agreement, dated October 17, 1998, between McKesson and HBOC (Exhibit 99.1 (1)).

10.30	Stock Option Agreement, dated October 17, 1998, between HBOC and McKesson (Exhibit 99.2 (1)).

10.31	Credit Agreement dated as of October 22, 1999 among the Company and the several financial institutions from time to time party to the Agreement (“Banks”), The Chase Manhattan Bank, First Union National Bank, Morgan Guaranty Trust Company as documentation agents for Banks and Bank of America N.A. as administrative agent for Banks (Exhibit 10.32 (16)).

10.32	First Amendment to November 10, 1998 Credit Agreement, dated as of June 28, 1999 (Exhibit 10.33 (16)).

10.33	Second Amendment to November 10, 1998 Credit Agreement, dated as of December 1, 1999 (Exhibit 10.34 (16)).

10.34	Receivables Purchase Agreement dated as of June 25, 1999 among the Company, as servicer, CGSF Funding Corporation, as seller, Preferred Receivables Funding Corporation, Falcon Asset Securitization Corporation and Blue Ridge Asset Funding Corporation, as conduits, The First National Bank of Chicago and Wachovia Bank, N.A., as managing agents, the several financial institutions from time to time party to the Agreement, and The First National Bank of Chicago, as collateral agent (Exhibit 10.35 (16)).

Exhibit
Number	Description

10.35	First Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of September 29, 1999 (Exhibit 10.36 (16)).

10.36	Second Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of December 6, 1999 (Exhibit 10.37 (16)).

10.37	Statement of Terms and Conditions Applicable to certain Stock Options granted on August 16, 1999 (Exhibit 10.38 (16)).

10.38	Statement of Terms and Conditions Applicable to certain Restricted Stock grants on January 31, 2000 (Exhibit 10.39 (16)).

10.39	Syndicated Revolving Promissory Note dated as of May 28, 1999 among the Company, Bank of America National Trust and Savings Association, as Agent, and the other noteholders’ signatures to the Note, Banc of America LLC as Sole Lead Arranger (Exhibit 10.40 (16)).

10.40	Employment Agreement, dated as of June 21, 1999 by and between the Company and its Senior Vice President, President, Information Solutions Business (Exhibit 10.41 (16)).

10.41	Employment Agreement, dated as of August 1, 1999 by and between the Company and its Senior Vice President, President, Supply Solutions Business (Exhibit 10.42 (16)).

10.42	Fourth Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of June 15, 2001 (Exhibit 10.1 (17)).

10.43	McKesson Corporation 1998 Canadian Stock Incentive Plan, as amended through October 26, 2001.

10.44	McKesson Corporation 2000 Employee Stock Purchase Plan, as amended through July 31, 2002.

21	List of Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

Footnotes to Exhibit Index:

(1)	Incorporated by reference to designated exhibit to Amendment No. 1 to McKesson’s Form S-4 Registration Statement No. 333-67299 filed on November 27, 1998.

(2)	Incorporated by reference to designated exhibit to the Company’s Current Report on Form 8-K dated January 14, 1999.

(3)	Incorporated by reference to designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(4)	Incorporated by reference to designated exhibit to the Company’s Form S-8 Registration Statement No. 333-70501 filed on January 12, 1999.

(5)	Incorporated by reference to designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(6)	Incorporated by reference to designated exhibit to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on October 27, 1994.

(7)	Incorporated by reference to designated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(8)	Incorporated by reference to designated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(9)	Incorporated by reference to designated exhibit to Amendment No. 1 to the Company’s Form S-3 Registration Statement No. 333-26433 filed on June 18, 1997.

(10)	Incorporated by reference to designated exhibit to the Company’s Form S-3 Registration Statement No. 333-26433 filed on May 2, 1997.

(11)	Incorporated by reference to designated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(12)	Incorporated by reference to designated exhibit to the Company’s Form S-8 Registration Statement No. 333-71917 filed on February 5, 1999.

(13)	Incorporated by reference to designated exhibit to HBOC’s Form S-8 Registration Statement No. 33- 67300 filed on August 12, 1993.

(14)	Incorporated by reference to designated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(15)	Incorporated by reference to designated exhibit to the Company’s Current Report on Form 8-K dated February 1, 2000.

(16)	Incorporated by reference to designated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(17)	Incorporated by reference to designated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(18)	Incorporated by reference to designated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.

(19)	Incorporated by reference to designated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

McKESSON CORPORATION

INDEX TO CONSOLIDATED FINANCIAL INFORMATION

McKESSON CORPORATION

FIVE-YEAR HIGHLIGHTS

	As of and For the Years Ended March 31,

(In millions, except per share amounts)	2002(3)	2001	2000	1999	1998

Operating Results(1)(2)
Revenues	$50,006.0	$42,019.1	$36,708.0	$29,993.4	$22,057.0
Percent change	19.0%	14.5%	22.4%	36.0%	33.1%
Gross profit	2,796.9	2,429.1	2,223.4	2,321.8	2,093.8
Percent of revenues	5.6%	5.8%	6.1%	7.7%	9.5%
Income from continuing operations before income taxes	607.4	15.8	313.1	168.2	459.3
Income (loss) from continuing operations	418.6	(42.7)	184.6	60.6	275.2
Income (loss) from discontinued operations	—	(5.6)	539.1	24.3	29.4
Net income (loss)	418.6	(48.3)	723.7	84.9	304.6
Financial Position
Working capital	3,110.7	2,614.3	2,843.7	1,708.0	2,234.3
Operating working capital(4)	3,676.3	3,197.9	3,299.9	2,525.1	2,348.8
Days sales outstanding for:(5)
Customer receivables	26.4	26.0	27.6	24.8	28.0
Inventories	44.3	43.0	42.9	41.4	45.6
Drafts and accounts payable	46.7	45.0	40.1	41.7	38.3
Total assets	13,324.0	11,529.9	10,372.9	9,020.0	7,291.8
Total debt, including capital lease obligations	1,429.6	1,229.7	1,260.0	1,151.2	1,318.4
Stockholders’ equity	3,940.1	3,492.9	3,565.8	2,881.8	2,561.7
Property acquisitions	131.8	158.9	145.1	199.2	166.4
Common Share Information
Common shares outstanding at year-end	287.9	284.0	283.4	280.6	271.0
Shares on which earnings per common share were based
Diluted(6)	298.1	283.1	284.2	284.4	282.1
Basic	285.2	283.1	281.3	275.2	266.2
Diluted earnings (loss) per common share(2),(6)
Continuing operations	1.43	(0.15)	0.65	0.21	1.00
Discontinued operations	—	(0.02)	1.90	0.09	0.10
Total	1.43	(0.17)	2.55	0.30	1.10
Cash dividends declared(7)	68.5	68.3	67.5	84.9	62.0
Cash dividends declared per common share(7)	0.24	0.24	0.24	0.44	0.50
Book value per common share(8)	13.68	12.30	12.58	10.27	9.45
Market value per common share — year end	37.43	26.75	21.00	66.00	57.75

SUPPLEMENTAL DATA
	As of and For the Years Ended March 31,

(In millions)	2002	2001	2000	1999	1998

EBITA excluding special charges(9)	823.2	651.5	609.9	699.8	668.7
Capital employed(10)	5,565.8	4,918.5	5,021.6	4,228.6	4,075.5
Debt to capital ratio	25.7%	25.0%	25.1%	27.2%	32.3%
Ratio of net debt to net capital employed(11)	17.3%	17.5%	14.8%	22.4%	18.8%
Average committed capital(12)	3,772.7	3,463.4	3,194.5	2,715.7	2,098.5
Return on committed capital excluding special charges(13)	21.8%	18.8%	19.1%	25.7%	31.9%
Average stockholders’ equity — 5 quarters	3,704.8	3,611.8	3,117.9	2,773.3	2,313.4
Return on stockholders’ equity excluding special charges(14)	11.9%	7.8%	8.5%	12.5%	14.7%

McKESSON CORPORATION

Footnotes to Five Year Highlights and Supplemental Data:

(1)	In 2002, we reclassified reimbursable “out-of-pocket” expenses from cost of sales to revenues; Corporate revenues and cost of sales were reclassified to other income; and Corporate interest income was reclassified from interest expense to other income. Prior year results have been conformed to this new presentation.

(2)	Income from continuing operations includes special charges, which we believe are not indicative of normal, ongoing operations. Operating results include the following special charges:

	Years Ended March 31,

(Dollars in millions, except per share amounts)	2002	2001	2000	1999	1998

By Type
Restatement-related costs incurred	$2.2	$2.5	$18.9	$—	$—
Loss (gain) on investments, net	13.7	97.8	(269.1)	—	—
Loss on sales of businesses, net	22.0	—	9.4	—	—
Restructuring activities	39.8	355.9	223.3	140.3	—
Costs associated with former employees	(0.8)	—	23.8	—	—
Other operating items:
Accounts receivable allowances	—	—	68.5	—	—
Contract system costs	—	—	31.5	36.2	—
Merger termination, transaction and integration costs	—	—	—	219.4	96.1
Other, net	11.6	2.1	21.2	—	—

Total pre-tax special charges	88.5	458.3	127.5	395.9	96.1
Income tax benefit	(67.9)	(132.6)	(47.1)	(110.1)	(30.8)

Total after-tax special charges	$20.6	$325.7	$80.4	$285.8	$65.3

Diluted loss per share attributable to special charges	$0.06	$1.14	$0.28	$1.00	$0.23

By Statement of Operations Classification
Cost of sales	$7.5	$—	$24.1	$4.0	$—
Selling, distribution, administrative, research and development expenses	45.6	337.4	363.1	391.9	96.1
Loss on sales of businesses, net	22.0	—	9.4	—	—
Other income, net	(0.3)	—	—	—	—
Loss (gain) on investments, net	13.7	120.9	(269.1)	—	—

Total pre-tax special charges	$88.5	$458.3	$127.5	$395.9	$96.1

(3)	Fiscal 2002 results exclude goodwill amortization in accordance with our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(4)	Operating working capital represents trade accounts receivable and inventories, net of drafts and accounts payable.

(5)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(6)	For 2000 and 1999, the Company has revised diluted earnings per share to include the dilutive effect of stock options and restricted stock. Diluted earnings per share for 2000 from continuing and discontinued operations were reduced by $0.01 each from previously reported amounts of $0.66 and $1.91, for a total of $2.57, based on revised weighted average shares outstanding of 284.2 million. For 1999, diluted earnings per share from continuing operations and total earnings per share were reduced by $0.01 each from previously reported amounts of $0.22 and $0.31, based on revised weighted average shares outstanding of 284.4 million.

(7)	Cash dividends declared and dividends per common share amounts do not reflect the effects of poolings of interest transactions.

(8)	Represents stockholders’ equity divided by year-end common shares outstanding.

(9)	EBITA is defined as income (loss) from continuing operations before amortization of goodwill and intangibles, interest expense, income taxes and dividends on preferred securities of subsidiary trust. EBITA is not intended to represent cash flow from operations, or alternatives to net income, as defined by U.S. generally accepted accounting principles. In addition, the measures of EBITA presented herein may not be comparable to other similarly titled measures used by other companies.

(10)	Consists of total debt, convertible preferred securities of subsidiary trust and stockholders’ equity.

(11)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities, divided by capital employed, net of cash, cash equivalents and marketable securities.

(12)	Defined as the five-quarter average of total debt, deferred taxes, convertible preferred securities and stockholders’ equity, less cash, cash equivalents, marketable securities and intangible assets.

(13)	Represents EBITA, excluding special charges, divided by average committed capital.

(14)	Ratio is computed as net income, excluding special charges and discontinued operations, divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION

FINANCIAL REVIEW

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

     Management’s discussion and analysis of results of operations and financial condition, referred to as the Financial Review, is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of McKesson Corporation (“McKesson,” the “Company” or “we” and other similar pronouns), together with our subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

BUSINESS SEGMENTS

     We conduct our business through three operating segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. The Pharmaceutical Solutions segment includes our U.S. and Canadian pharmaceutical and healthcare products distribution businesses and an equity interest in a leading pharmaceutical distributor in Mexico. Our U.S. Pharmaceutical Solutions business also includes the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacists, medical management services and tools to payors and providers, marketing and other support services to pharmaceutical manufacturers, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment, and provides logistics and related services within the U.S. The Information Solutions segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, as well as outsourcing and other services, to healthcare organizations throughout the U.S. and certain foreign countries.

RESULTS OF OPERATIONS

     Overview

	Years Ended March 31,

(In millions, except per share data)	2002	2001	2000

Revenues
Excluding Sales to Customers’ Warehouses(1)	$36,821.1	$31,289.3	$27,961.5
Sales to Customers’ Warehouses	13,184.9	10,729.8	8,746.5

Total Revenues	$50,006.0	$42,019.1	$36,708.0

As Reported — U.S. GAAP(2)
Operating Profit(3)	$883.8	$370.0	$322.4
Net Income (Loss)	418.6	(48.3)	723.7
Diluted Earnings (Loss) Per Share(4)	1.43	(0.17)	2.55
Pro Forma(2),(5)
Operating Profit	954.0	686.7	653.3
Net Income	439.2	283.0	265.0
Diluted Earnings Per Share(4)	1.49	0.99	0.93

(1)	In accordance with Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” we reclassified $11.4 million and $23.1 million reimbursable “out-of-pocket” expenses from cost of sales to revenues for 2001 and 2000. In addition, Corporate revenues of $2.3 million and $2.1 million for 2001 and 2000, and related cost of sales, have been reclassified to other income.

(2)	Fiscal 2002 results exclude goodwill amortization in accordance with our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” For the years ended March 31, 2001 and 2000, pro forma net income as adjusted would have been $329.1 million and $298.9 million, and diluted earnings per share would have been $1.14 and $1.05, excluding pre-tax goodwill amortization of $49.4 million ($46.1 million after-tax) and $37.6 million ($33.9 million after-tax).

(3)	Operating profit is defined as earnings from continuing operations for our three business segments, before Corporate expenses, interest expense, and income taxes.

(4)	Diluted and pro forma diluted earnings per share for 2000 were reduced by $0.02 and $0.01, based on revised weighted average shares outstanding.

(5)	Pro forma financial results exclude the impact of special charges and discontinued operations.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     As reported under U.S. generally accepted accounting principles (U.S. GAAP), net income was $418.6 million in 2002, a net loss of $48.3 million in 2001, and net income of $723.7 million in 2000, and diluted earnings (loss) per share were $1.43, $(0.17) and $2.55. U.S. GAAP financial results include pre-tax special charges of $88.5 million, $458.3 million and $127.5 million in 2002, 2001 and 2000. After taxes, these charges amounted to $20.6 million, $325.7 million and $80.4 million in 2002, 2001 and 2000, or $0.06, $1.14 and $0.28 per diluted share. Results for 2001 and 2000 also include after-tax results from discontinued operations of a loss of $5.6 million and income of $23.2 million, or $(0.02) and $0.08 per diluted share, primarily relating to the disposition of our Water Products business. Fiscal 2000 results also include a gain on the disposition of our Water Products business of $515.9 million, or $1.82 per diluted share.

     Net income and net income per diluted share before special charges and discontinued operations increased by 55% and 51% to $439.2 million and $1.49 in 2002, from $283.0 million and $0.99 in 2001. This compares to an increase of 7% and 6% from 2000 to 2001. Revenues increased by 19% to $50.0 billion in 2002 and by 14% to $42.0 billion in 2001, from $36.7 billion in 2000. Excluding the impact of special charges and discontinued operations, the increase in operating profit, net income and earnings per share over the last two years primarily reflects revenue growth and operating margin expansion in our Pharmaceutical Solutions segment and improved operating profit in our Information Solutions segment. The increase in financial results from 2001 to 2002 was also attributable to the discontinuance of goodwill amortization in accordance with our implementation of Statement of Financial Accounting Standards Board (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

     Pro forma financial data is provided as an alternative for understanding our results, as we believe such discussion is the most informative representation of recurring and non-recurring, non-transactional-related operating results. Pro forma financial results exclude special charges and discontinued operations. These measures are not in accordance with, or an alternative for, U.S. GAAP and may be different from pro forma measures used by other companies.

     The following discussion regarding our financial results excludes special charges. Special charges are discussed in detail commencing on page 35 which include a reconciliation of pro forma financial results to those reported under U.S. GAAP.

     Revenues:

	Years Ended March 31,

(In millions)	2002	2001	2000

Pharmaceutical Solutions
Pharmaceutical Distribution & Services
U.S. Healthcare	$30,206.3	$24,987.0	$22,073.8
U.S. Healthcare Sales to Customers’ Warehouses	13,184.9	10,729.8	8,746.5

Total U.S. Healthcare	43,391.2	35,716.8	30,820.3
International	2,884.8	2,644.7	2,220.2

Total Pharmaceutical Solutions	46,276.0	38,361.5	33,040.5

Medical-Surgical Solutions	2,726.0	2,715.8	2,626.0
Information Solutions
Software	182.6	133.6	144.0
Services	736.1	723.6	805.1
Hardware	85.3	84.6	92.4

Total Information Solutions	1,004.0	941.8	1,041.5

Total Revenues(1)	$50,006.0	$42,019.1	$36,708.0

Revenues, Excluding Sales to Customers’ Warehouses:
Pharmaceutical Solutions	$33,091.1	$27,631.7	$24,294.0
Medical-Surgical Solutions	2,726.0	2,715.8	2,626.0
Information Solutions	1,004.0	941.8	1,041.5

Total(1)	$36,821.1	$31,289.3	$27,961.5

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(1)	In accordance with Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” we reclassified $11.4 million and $23.1 million reimbursable “out-of-pocket” expenses from cost of sales to service revenues for 2001 and 2000 for our Information Solutions segment. In addition, Corporate revenues of $2.3 million and $2.1 million for 2001 and 2000, and related cost of sales, have been reclassified to other income.

     Consolidated revenues increased 19% in 2002 and 14% in 2001. Excluding sales to customers’ warehouses, consolidated revenues increased 18% in 2002 as compared to 12% in 2001. The growth in revenues was primarily driven by the Pharmaceutical Solutions segment, which accounted for 93% of our 2002 consolidated revenues. Excluding sales to customers’ warehouses, Pharmaceutical Solutions segment revenues increased 20% in 2002 as compared to 14% in 2001. Consolidated revenues were not materially impacted by business acquisitions, which are described in further detail commencing on page 40.

     The improvement in U.S. Pharmaceutical distribution revenues, excluding sales to customers’ warehouses, was primarily due to increased sales volume to our retail chain and institutional customers. These increases were for both new pharmaceutical business that was previously shipped direct or outside the distribution channel, as well as for increased volume from existing customers. We believe that we have attracted this increase in sales volume due in large part to the wide range of products and services that we can offer our customers. Our retail customers have benefited from our service offerings and programs that focus on broad product selection, service levels, inventory carrying cost reductions, connectivity and automation technologies. Institutional customers have benefited from our focus on reducing both product cost and internal labor and logistics costs for their customers. Services available include pharmaceutical distribution, medical-surgical supply distribution, pharmaceutical dispensing automation, pharmacy outsourcing and utilization reviews. In addition, our ability to provide patient-assisted programs and the distribution of specialty products has also contributed to our increase in revenues. These retail chain and institutional capabilities have resulted in the implementation of significant long-term contracts with major customers.

     The customer mix of our U.S. pharmaceutical distribution revenues, excluding sales to customers’ warehouses, was as follows:

	2002	2001	2000

Independents	22%	24%	26%
Retail Chains	41	42	42
Institutions	37	34	32

Total	100%	100%	100%

     U.S. pharmaceutical distribution sales to customers’ warehouses increased 23% over each of the comparable prior years, reflecting the addition of a few significant retail chain customers as well as growth from existing customers. Sales to customers’ warehouses represent large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby we act as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers’ warehouses. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business.

     International pharmaceutical distribution revenues, which are derived from our Canadian operations, increased by 9% in 2002 and 19% in 2001, reflecting increased sales volume to our customers. Revenues for 2001 had one extra selling week as compared to 2002 and 2000.

     Medical-Surgical Solutions’ distribution revenues were flat in 2002. Increases in our primary and extended care products were almost fully offset by a decline in revenues for acute care products. Revenues in 2001 increased by 3%, reflecting modest growth in our primary and extended care products, partially offset by a decline in our acute care products. The segment’s decline in its acute care business reflects the competitive environment in which it operates. In addition, in 2002, one large customer began self-warehousing certain products directly from the manufacturers.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Information Solutions segment revenues increased 7% in 2002 compared to a decrease of 10% in 2001. Software revenues increased by 37% in 2002, compared to a decrease of 7% in 2001. The increase in 2002 software revenues was largely due to new contracts for our products from our Horizon Clinicals™ offerings, which was introduced in July of 2001. Our Horizon Clinicals™ products are designed to provide an integrated clinical repository, common architecture and the advanced functionality required to support clinicians in providing high-quality, cost-effective patient care across multiple care settings. The decrease in 2001 software revenues was primarily due to the deferral of revenue under the percentage of completion method of accounting for certain contracts.

     Service revenues increased 2% in 2002 compared to a decrease of 10% in 2001. The increase in service revenues in 2002 primarily reflects additional outsourcing arrangements. Service revenues declined in 2001, reflecting the delayed impact of reduced prior period software sales on implementation service revenues.

     Hardware revenues for 2002 were flat compared to 2001, which was slightly lower than 2000. Hardware is sold as an accommodation to customers at a significantly lower operating margin than software and services. The decrease in 2001 hardware revenues reflects the lower level of software sales, general price declines for hardware and a shift to less costly platforms.

     As of March 31, 2002, backlog for our Information Solutions segment, which includes firm contracts for maintenance fees, implementation and software contracts, and outsourcing agreements, increased to $2.1 billion from $1.5 billion a year ago and from $1.6 billion two years ago. The increase in backlog from 2001 to 2002 resulted primarily from a new ten-year, $480 million outsourcing contract to provide a standardized, fully automated human resources and payroll system for the National Health Service of England and Wales, covering approximately one million employees.

     Gross Profit:

	Years Ended March 31,

(In millions)	2002	2001	2000

Pro Forma Gross Profit
Pharmaceutical Solutions	$1,796.8	$1,514.2	$1,321.5
Medical-Surgical Solutions	530.5	520.9	515.4
Information Solutions	477.1	394.0	410.6

Pro Forma Gross Profit	2,804.4	2,429.1	2,247.5
Special Charges	(7.5)	—	(24.1)

Gross Profit — U.S. GAAP	$2,796.9	$2,429.1	$2,223.4

Pro forma Gross Profit Margin(1)
Pharmaceutical Solutions	5.43%	5.48%	5.44%
Medical-Surgical Solutions	19.46	19.18	19.63
Information Solutions	47.52	41.83	39.42
Total	7.62	7.76	8.04

(1)	Excludes sales to customers’ warehouses.

     Pro forma gross profit increased by $375.3 million in 2002 and $181.6 million in 2001. As a percentage of revenues, excluding sales to customers’ warehouses, gross profit margin decreased 14 and 28 basis points in 2002 and 2001. These decreases were primarily the result of a higher proportion of revenues attributable to our U.S. pharmaceutical distribution business, which has lower margins relative to the other product lines in the segment, partially offset by an improvement in gross margins from the Information Solutions segment and to a lesser extent, from the Medical-Surgical Solutions segment. The U.S. pharmaceutical distribution business operates in a highly competitive environment; however, in 2002, the business was able to maintain its gross margins due to expanded product sourcing activities as well as through the penetration of its generic drug offerings. Information Solutions’ gross margin increase reflects the sale of higher margin software in 2002 and a lower revenue base in 2001.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     We exclude sales to customer warehouses in analyzing our gross and operating profits and operating expenses as a percentage of revenues as these revenues have a significantly lower gross margin compared to traditional direct store delivery sales because of their low cost-to-serve model (i.e., bulk shipments to warehouses). These sales do, however, contribute positively to our cash flows due to favorable timing between the customer payment and the payment to the supplier.

     Our Pharmaceutical Solutions segment uses the last-in, first-out (LIFO) method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Pharmaceutical Solutions distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those fiscal years.

     Operating Expenses and Other Income:

	Years Ended March 31,

(In millions)	2002	2001	2000

Pro Forma Operating Expenses
Pharmaceutical Solutions	$1,031.4	$954.1	$899.7
Medical-Surgical Solutions	437.1	428.6	404.3
Information Solutions	422.0	394.1	328.9
Corporate	145.2	108.6	108.5

Total	2,035.7	1,885.4	1,741.4
Special Charges(1)	67.6	337.4	372.5

Operating Expenses — U.S. GAAP	$2,103.3	$2,222.8	$2,113.9

Pro Forma Operating Expenses as a Percentage of Revenues:(2)
Pharmaceutical Solutions	3.12%	3.45%	3.70%
Medical-Surgical Solutions	16.03	15.78	15.40
Information Solutions	42.03	41.85	31.58
Consolidated	5.53	6.03	6.23
Pro Forma Other Income
Pharmaceutical Solutions	$37.1	$33.7	$38.8
Medical-Surgical Solutions	1.7	0.1	(0.4)
Information Solutions	1.3	0.6	0.3
Corporate	—	7.6	10.0

Total	$40.1	$42.0	$48.7
Special (Charges) Income	(13.4)	(120.9)	269.1

Other Income (Loss) — U.S. GAAP(3)	$26.7	$(78.9)	$317.8

(1)	Includes loss on sales of businesses.

(2)	Excludes sales to customers’ warehouses.

(3)	Includes other income and gain (loss) on investments.

     Pro forma operating expenses increased from 2001 to 2002 primarily reflecting additional expenses to support our sales volume growth. Offsetting these increases was the elimination of goodwill amortization in 2002 due to our adoption of SFAS No. 142. Pro forma operating expenses in 2001 and 2000, excluding goodwill amortization of $49.4 million and $37.6 million, was $1,836.0 million and $1,703.8 million. Expenses also increased from 2000 to 2001, which primarily reflect additional expenses to support our increase in sales volume and enhanced customer support, and additional spending in research and development activities to support future product development.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Operating expenses as a percentage of revenues, excluding sales to customers’ warehouses, have declined over the last two years, primarily reflecting productivity improvements in both back-office and field operations and our ability to support additional revenues with a lower proportionate amount of selling, distribution and administrative expenses within our Pharmaceutical Solutions business.

     Other income includes interest income and equity in earnings of our 22% interest in Nadro S.A. de C.V. (“Nadro”), a Mexican pharmaceutical distribution business and Health Nexis, LLC (“Health Nexis”), an Internet-based company we formed with other healthcare companies in 2001, as well as special charges relating to impairments of investments. Also in 2002, we reclassified revenues and cost of sales pertaining to Corporate activities to other income, which increased other income by $1.7 million and $1.5 million in 2001 and 2000.

     Pro forma other income decreased by $1.9 million to $40.1 million in 2002 and by $6.7 million to $42.0 million in 2001. Results for 2002 reflect a decrease in Corporate other income of $7.6 million, which includes $3.0 million of additional losses in Health Nexis as compared to the prior year. In the third quarter of 2002, Health Nexis merged with another entity, thereby significantly diluting our ownership percentage in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment. Pharmaceutical Solutions other income increased in 2002 and decreased in 2001 compared to the prior year, which includes fluctuations in results from Nadro.

     Operating Profit and Corporate Expenses:

	Years Ended March 31,

(In millions)	2002	2001	2000

Pro Forma Operating Profit
Pharmaceutical Solutions	$802.5	$593.8	$460.6
Medical-Surgical Solutions	95.1	92.4	110.7
Information Solutions	56.4	0.5	82.0

Total	954.0	686.7	653.3
Pro Forma Corporate Expenses	(145.2)	(101.0)	(98.5)
Special Charges	(88.5)	(458.3)	(127.5)

Income Before Interest Expense, Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	720.3	127.4	427.3
Interest Expense	(112.9)	(111.6)	(114.2)

Income From Continuing Operations, Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	$607.4	$15.8	$313.1

Pro Forma Operating Profit Margin(1)
Pharmaceutical Solutions	2.43%	2.15%	1.90%
Medical-Surgical Solutions	3.49%	3.40%	4.22%
Information Solutions	5.62%	0.05%	7.87%

(1)	Excludes sales to customers’ warehouses.

     Operating profit is computed as gross margin, less operating expenses, plus other income for our business segments. Pro forma operating profit increased 39% in 2002 and 5% in 2001. Operating profit improvements resulted primarily from continued strong revenue growth and operating margin expansion in our Pharmaceutical Solutions segment, combined with improved operating profits in our Information Solutions segment. Operating profits for 2002 also benefited from the discontinuance of goodwill amortization in accordance with the adoption of SFAS No. 142.

     Excluding sales to customers’ warehouses, pro forma operating profit as a percentage of revenues increased 28 basis points to 2.43% in 2002 and 25 basis points to 2.15% in 2001 for our Pharmaceutical Solutions segment. The increase in pro forma operating profit reflects productivity improvements in operations, expanded product sourcing activities and increased penetration of our generic drug offerings in our U.S. pharmaceutical distribution business

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

offset, in part, by pricing pressures reflecting the competitive environment. The improvement was also partly attributable to our Canadian pharmaceutical business, which reflects new customers, sales growth and operational efficiencies. Fiscal 2002 also benefited from the discontinuance of goodwill amortization. Partially offsetting those increases for 2001, our Health Solutions business experienced a loss of a number of customers and earnings from the segment’s equity interest in Nadro was reduced. Excluding goodwill amortization of $8.0 million in 2001 and $6.5 million in 2000, pro forma operating profit as a percentage of revenues increased 25 basis points in 2002 and 26 basis points in 2001.

     Medical-Surgical Solutions segment’s pro forma operating profit increased modestly in 2002 and decreased in 2001. Excluding goodwill amortization of $19.0 million and $19.3 million in 2001 and 2000, pro forma operating profit as a percentage of revenue was 4.10% and 4.95%, or a decrease of 61 basis points in 2002 and 85 basis points in 2001. The decrease in operating profit as a percentage of revenues over the last two years is largely due to additional operating expenses associated with the segment’s restructuring activities. These expenses include the duplication of payroll, transportation and warehouse costs as the segment gradually migrates to fewer distribution centers.

     Information Solutions segment’s pro forma operating profit in 2002 reflects the increase in higher margin software revenue and the discontinuance of goodwill amortization, offset in part by an increase in operating expenses. The decline in 2001 pro forma operating profit reflects the decrease in revenues and an increase in the level of expenses to enhance customer support and future product introduction. Excluding goodwill amortization of $22.4 million in 2001 and $11.8 million in 2000, pro forma operating profit as a percentage of revenues increased 319 basis points in 2002 and decreased 657 basis points in 2001.

     Pro forma Corporate expenses were $145.2 million, $101.0 million and $98.5 million in 2002, 2001 and 2000. The increase in 2002 Corporate expenses reflects expenses associated with borrowings under our credit facilities, higher benefit costs and our share in the losses of Health Nexis. Pro forma Corporate expenses for 2001 approximated those of 2000.

     Interest Expense: Interest expense for 2002 approximated that of 2001 and 2000. Interest expense for 2002 reflects the issuance of $400.0 million 7.75% notes in January 2002 partially offset by the retirement of $175.0 million 6.875% notes in March 2002. We also sold more receivables in 2002 compared to 2001 in order to meet our financing needs. The costs associated with the sale of receivables are recorded in Corporate expenses. The slight decrease in 2001 interest expense is due to lower average borrowings during the year.

     Income Taxes: The effective income tax rate excluding special charges was 36.0%, 39.0% and 38.5%, for 2002, 2001 and 2000. The reduction in our effective tax rate in 2002 was the result of certain tax planning initiatives and the discontinuance of goodwill amortization, which is generally not tax-deductible. The increase in our effective tax rate from 2000 to 2001 primarily reflects the impact of non-deductible goodwill amortization associated with purchase acquisitions made in these years.

     Discontinued Operations: Discontinued Operations for 2001 of $5.6 million primarily relates to the disposition of our Water Products business. Fiscal 2000 results include a gain on the disposition of our Water Products business of $515.9 million, which we sold for $1.1 billion in cash, and $23.2 million of results from discontinued operations.

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 298.1 million, 283.1 million, and 284.2 million for 2002, 2001 and 2000. The increase in the weighted average number of shares outstanding in 2002 was due to the inclusion of 5.4 million share equivalents relating to our trust convertible preferred securities and 7.5 million of dilutive securities issued under employee benefit plans, which were excluded in 2001 as they were anti-dilutive. The increase was also attributable to a greater number of basic shares outstanding due to option exercises, partially offset by shares repurchased as part of our share repurchase program.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

International Operations

     International operations accounted for 6.0%, 6.6% and 6.4%, and 6.5%, 5.7% and 8.7%, of 2002, 2001 and 2000 consolidated revenues and operating profits before special charges, and 6.1%, 5.6% and 5.8% of consolidated assets at March 31, 2002, 2001 and 2000. International operations are subject to certain opportunities and risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate.

Special Charges

     We incurred the following special charges in 2002, 2001 and 2000:

	Years Ended March 31,

(In millions)	2002	2001	2000

Restatement-related costs incurred	$2.2	$2.5	$18.9
Loss (gain) on investments, net	13.7	97.8	(269.1)
Loss on sales of businesses, net(1)	22.0	—	9.4
Restructuring activities	39.8	355.9	223.3
Costs associated with former employees	(0.8)	—	23.8
Other operating items:
Accounts receivable allowances	—	—	68.5
Contract system costs	—	—	31.5
Other, net	11.6	2.1	21.2

Total pre-tax special charges	88.5	458.3	127.5
Income tax benefit	(67.9)	(132.6)	(47.1)

Total after-tax special charges	$20.6	$325.7	$80.4

Diluted loss per share attributable to special charges	$0.06	$1.14	$0.28

(1)	Excludes the 2000 sale of the Water Products business, which was treated as a discontinued operation.

     Restatement-Related Costs: In January 1999, we acquired HBO & Company (“HBOC”), and the acquisition was accounted for as a pooling of interests. In April 1999, we discovered improper accounting practices at HBOC. In July 1999, the Audit Committee of our Board of Directors completed an investigation into such matters, which resulted in a previously reported restatement of our historical consolidated financial statements related to HBOC (pre-acquisition) in 1999, 1998 and 1997. In 2002, 2001 and 2000, we incurred expenses totaling $2.2 million, $2.5 million and $18.9 million in connection with the investigation, restatement of the historical consolidated financial statements and the resulting securities litigation arising out of the restatement. Refer also to Financial Note 19, “Other Commitments and Contingent Liabilities,” on pages 80 to 88 to the accompanying consolidated financial statements.

     Loss (Gain) on Investments, net: In 2002, we recorded other-than-temporary impairment losses of $13.7 million on equity and joint venture investments as a result of significant declines in the market values of these investments.

     In 2001, we recorded an other-than-temporary impairment loss of $97.8 million comprised of $93.1 million on our WebMD Inc., (“WebMD”) warrants and $12.5 million on other equity and venture capital investments as a result of significant declines in the market values of these investments, partially offset by a $7.8 million gain on the liquidation of another investment. We also recorded an other-than-temporary impairment loss of $23.1 million on equity investments as a result of significant declines in the market value of these investments in connection with the restructuring of our former iMcKesson segment, which is included in our restructuring activities.

     In 2000, we recorded gains on investments of $269.1 million, consisting of $248.7 million for our investment in WebMD stocks and warrants and $20.3 million for other equity investments. We recorded a cumulative net gain of $155.6 million on our WebMD investment, of which a $93.1 million loss was recognized in 2001 and a $248.7

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

million gain was recognized in 2000. The events and related accounting treatment pertaining to these investments are as follows:

     In August 1998, January 1999, and April 1999, we made a series of cash investments in convertible preferred stock for a total of approximately $28 million in WebMD, a private company. As consideration for these investments, we received exclusivity rights to market our products and services on the WebMD network, warrants and other rights to purchase common shares of WebMD, and anti-dilution rights (collectively the “Equity Purchase Rights”). We accounted for our investments in WebMD at cost, as we owned less than a 10% voting interest in WebMD.

     In order to resolve contractual differences between WebMD and the Company, in September 1999, McKesson, WebMD and Healtheon Corporation (“Healtheon”) (at that time, WebMD was contemplating a merger with Healtheon, a public company) entered into an agreement (the “Settlement Agreement”) whereby: various strategic and product agreements between us and WebMD were terminated; we were obligated to convert our preferred stock to common stock prior to the Healtheon/WebMD merger; and all other Equity Purchase Rights that we had under the various preferred stock investments were terminated.

     In exchange for relinquishing our Equity Purchase Rights under the Settlement Agreement, we received warrants to purchase 8.4 million shares of Healtheon/WebMD common stock. We did not attribute any value to these warrants due to the uncertainty still surrounding the Healtheon/WebMD merger and the related difficulties in providing a reasonable estimate of the value of the warrants. As a result, no adjustment to the cost basis or gain recognition was recorded on receipt of the warrants in September 1999.

     In November 1999, WebMD completed its merger with Healtheon, at which time we recognized gains of $93.4 million on the warrants and $168.6 million on the stock based on the market value of our interest in the new public entity. The merged company’s name was later changed to WebMD.

     Subsequent to the Healtheon/WebMD merger, in the third and fourth quarters of 2000, we donated 250,000 WebMD common shares to the McKesson Foundation and sold the remaining WebMD common shares to third parties. As a result of these transactions, we recorded a $9.8 million charge at fair value for the donation and a loss of $13.3 million from the sale of the WebMD stock.

     Since the Healtheon/WebMD merger, we account for our investment in the WebMD warrants in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As we terminated our business relationship with WebMD, our investment in WebMD was classified as “Available-for-Sale” in the third quarter of 2000.

     Loss on Sales of Businesses, net: In 2002, we sold two businesses from our Information Solutions segment and one business from our Pharmaceutical Solutions segment for a total net pre-tax loss of $22.0 million. In 2000, we sold a software business from our Information Solutions segment for a pre-tax loss of $9.4 million. The disposition of this business was part of a 2000 restructuring program.

     Restructuring Activities: In 2002, we recorded net charges for restructuring activities of $39.8 million, consisting of $14.0 million in severance costs, $18.2 million in exit costs (costs to prepare facilities for disposal, and lease costs and property taxes required subsequent to termination of operations) and $7.6 million related to asset impairments as follows:

•	We recorded severance charges of $19.8 million, exit-related charges of $19.5 million and asset impairment charges of $7.6 million primarily related to a plan to close 28 and open seven new distribution centers in our Medical-Surgical segment, restructuring activities in our European and U.S. businesses in our Information Solutions segment, and closures of two distribution centers in our Pharmaceutical Solutions segment.

•	We also reassessed restructuring plans from prior years, and reversed severance reserves of $5.8 million and exit-related reserves of $1.3 million due to a change in estimated costs to complete these activities.

     In connection with 2002 restructuring activities, approximately 920 employees, primarily in distribution, delivery and associated back-office functions, were given termination notices. We anticipate completing these restructuring

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

programs by the end of 2003. As of March 31, 2002, 50 employees had been terminated, eight distribution centers were closed, and four distribution centers were opened.

     In 2001, we recorded net charges for restructuring activities of $355.9 million, consisting of $36.6 million in severance costs, $10.1 million in exit costs and $309.2 million related to asset impairments as follows:

•	In February 2001, we announced the restructuring of our former iMcKesson segment by moving responsibility for iMcKesson’s medical management business to our Pharmaceutical Solutions segment and the physician services business to our Information Solutions segment. The iMcKesson segment was created in the first quarter of 2001 with the intention of focusing on healthcare applications using the Internet and other emerging technologies, and included selected net assets from our former e-Health, Pharmaceutical Solutions and Information Solutions segments as well as other 2001 acquisitions and investments. In connection with the assessment of these businesses, we shut down certain iMcKesson operations. We wrote down goodwill and intangibles totaling $116.2 million arising from the acquisitions of Abaton.com and MediVation, Inc., based upon an updated analysis of discounted cash flows. We also recorded $29.8 million in asset impairments, including $23.1 million for the write–down of equity investments whose market values had significantly declined, $5.2 million in capitalized software costs and $1.5 million in other fixed assets. In addition, we recorded $9.1 million in exit-related costs, including $6.0 million for non-cancelable obligations directly related to discontinued products, $1.5 million for estimated claims resulting from the abandonment of products no longer core to our business and $1.6 million in other exit-related costs.

•	In connection with the above restructuring, we recorded severance costs totaling $29.0 million, consisting of $1.0 million in our Pharmaceutical Solutions segment, $3.3 million in our Information Solutions segment and $24.7 million in our Corporate segment. The severance charges relate to the termination of approximately 220 employees, primarily in sales, service and administration functions.

•	In the fourth quarter of 2001, our Information Solutions segment recorded a $161.1 million charge for estimated customer settlements in connection with the restructuring decision to discontinue overlapping or nonstrategic products, and product development projects to redesign or stabilize several go-forward products. A similar charge of $74.1 million was recorded in 2000. Further detail regarding these charges is as follows:

Subsequent to the January 1999 merger with HBOC and the events surrounding our announcements in April, May and June of 1999 concerning the improper recording of revenue at HBOC, we restructured our Information Solutions segment, which included the required assembly of a new senior management team and a restructuring of the segment’s sales and customer service organizations, which had experienced significant attrition. The restructuring plan also included a strategic rationalizing of the segment’s product lines, which was carried out in three phases: Phase I-assessment and preliminary planning (October 1999 to January 2000); Phase II-detailed planning and announcement; and Phase III-implementation. The products impacted by this initiative were primarily in the areas of repositories for clinical and administrative data in a healthcare enterprise, surgery scheduling, financial and materials management, mobile clinical documentation, and enterprise solutions for small and mid-sized hospitals. The process required a review of contracts related to approximately 400 affected customers and other information available at that time.

During Phase II, which began in February 2000 and extended through March 31, 2000, we conducted detailed business reviews, and finalized and announced product rationalization decisions. Rationalization decisions involved either the sunset of certain products or product development projects to redesign or stabilize several go-forward products. At the same time, we undertook an assessment of probable customer impact and concluded that the product rationalization decisions would trigger the assertion of certain claims for breach of contract. Based on information available at that time, we estimated that it would require $74.1 million above then existing allowances to settle probable customer claims. As a result, a charge in that amount was recorded in the fourth quarter of 2000.

Phase III, which began in 2001, involved a comprehensive, company-wide implementation of Phase II decisions, including an intensive and detailed customer communication process. By the fourth quarter of 2001, we had developed substantially more information on customers’ legal positions as a result of extensive customer interactions and communications. Based upon this newly acquired information about customer demands and expectations, management recognized that it would not be able to settle probable contractual exposures within the previously

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

recorded estimates, and we therefore concluded that additional allowances should be established for customers’ settlements. Accordingly, during the fourth quarter of 2001, an additional customer settlement charge of $161.1 million was recorded.

These customers settlement charges were reflected as operating expenses rather than a reduction of revenues as the charges primarily related to product strategy decisions that triggered claims for breach of contract. The amounts that have been provided for customer settlements represented our best estimate of the ultimate costs to resolve these customer and product claims and exposures and we are still actively engaged in settlement discussions with affected customers.

•	We also recorded $2.1 million in asset impairments and $2.3 million in exit costs related to workforce reductions in our Pharmaceutical Solutions segment associated with the closure of a pharmaceutical distribution center, closure of a medical management call center, closures of facilities in the pharmaceutical services business and staff reductions in the pharmacy management business. In connection with these restructurings, we recorded severance costs totaling $5.6 million relating to the termination of approximately 240 employees, primarily in sales, service, administration and distribution center functions.

•	In addition, we announced the consolidation of customer service centers and a workforce reduction in our Medical-Surgical Solutions segment. This resulted in the planned termination of approximately 120 employees in primarily customer service functions and the recording of $2.9 million in severance charges.

•	Also in 2001, we reassessed restructuring accruals from prior years and reversed exit-related reserves by $1.3 million and severance by $0.9 million due to a change in estimated costs to complete these activities.

     In 2000, we recorded net charges for restructuring activities of $232.7 million, consisting of $4.2 million in severance costs, income of $5.7 million in exit costs, charges of $224.8 million related to asset impairments and $9.4 million loss on sale of a business. Restructuring charges in 2000 primarily included the following:

•	As discussed above, in the fourth quarter of 2000, we decided to reorganize our Information Solutions segment business and product portfolio and discontinue overlapping or nonstrategic product offerings. We recorded asset impairments of $232.5 million relating to this program, which consisted of a $49.1 million write-off of capitalized product development costs, $39.3 million of purchased software and $50.7 million of intangible assets associated with discontinued product lines based upon an analysis of discounted cash flows. In addition, we recorded a $74.1 million allowance for customer settlements associated with pre-July 1999 software contracts. We also recorded a $9.4 million loss on the sale of a non-core foreign operation, a $7.7 million charge for uncollectible unbilled receivables and a $2.2 million charge for obsolete equipment associated with the discontinued products. Substantially all of these charges were non-cash asset write-offs, except for the customer settlements. In addition, a charge of $0.6 million was recorded for costs to prepare the facilities for disposal, lease costs and property taxes required subsequent to termination of operations and other exit-related activities.

We recorded a $3.9 million severance charge related to the above activities, for approximately 300 employees, primarily in product development and support and administrative functions, who were terminated at the end of 2000.

•	In the fourth quarter of 2000, we reviewed the operations and cost structure of our Medical-Surgical Solutions segment. This resulted in the planned closure of a sales office and a workforce reduction. We recorded a charge of $0.6 million for exit-related costs and a severance charge of $2.3 million relating to the termination of approximately 200 employees, primarily in warehouse, administration and sales functions.

•	Also in 2000, we reassessed restructuring plans from prior years. This resulted in decisions to retain one of the six pharmaceutical distribution centers previously identified for closure, reduce the number of medical-surgical distribution center closures and close an additional pharmaceutical distribution center. In connection with these reassessments, we reversed $6.9 million in exit-related costs and $2.0 million in severance costs, and recorded additional asset impairments of $1.7 million due to a change in estimated costs to complete these activities.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

•	We completed the closures of the three pharmaceutical distribution centers mentioned above. In addition, we realigned our sales organization and eliminated certain other back-office functions. We also completed the closures of three medical-surgical distribution centers.

     Costs Associated With Former Employees: In 2000, we recorded charges of $23.8 million for severance and benefit costs resulting from changes in executive management. The charges were based on the terms of employment contracts in place with these executives. In 2002, we reversed $0.8 million of these severance accruals due to a change in estimate.

     Other Operating Items: Other operating items for 2000 include charges of $61.8 million in our Information Solutions segment for accounts receivable allowances and a $6.7 million charge for customer accounts receivable in the medical management business of our Pharmaceutical Solutions segment. In addition, our Pharmaceutical Solutions segment recorded a charge of $31.5 million for asset impairments and receivables related primarily to a prior year implementation of a contract system.

     Other Charges, net: In 2002, other charges of $11.6 million primarily include $7.5 million of inventory and other asset impairments and a $4.0 million legal settlement. Other charges were $2.1 million in 2001. Fiscal 2000 other charges of $21.2 million primarily included a $9.8 million charge for the donation of 250,000 WebMD warrants to the McKesson Foundation and $7.7 million impairment of a note receivable from a former stockholder of an acquired company.

     Income Taxes on Special Charges: Income taxes on special charges are generally recorded at our annual effective tax rate. For accounting purposes, a tax benefit on the net assets of one of the businesses written down in connection with the restructuring of our former iMcKesson segment in 2001 was not recognized until 2002, when the sale of the business was completed. In addition, in 2002, we sold a business for a pre-tax loss of $2.7 million and an after-tax gain of $4.3 million.

     Additional information regarding our special charges is as follows:

	Years Ended March 31,

(In millions)	2002	2001	2000

By Business Segment
Pharmaceutical Solutions	$5.1	$20.4	$36.2
Medical-Surgical Solutions	30.4	0.7	(1.4)
Information Solutions	34.7	295.6	296.1
Corporate	18.3	141.6	(203.4)

Total pre-tax special charges	88.5	458.3	127.5
Income tax benefit	(67.9)	(132.6)	(47.1)

Total after-tax special charges	$20.6	$325.7	$80.4

By Statement of Operations Classification
Cost of goods sold	$7.5	$—	$24.1
Selling expenses	—	(0.6)	(0.3)
Distribution expenses	(2.4)	1.7	(2.6)
Administrative expenses	48.0	334.2	366.0
Research and development expenses	—	2.1	—
Loss on sales of businesses, net	22.0	—	9.4
Other income, net	(0.3)	—	—
Loss (gain) on investments, net	13.7	120.9	(269.1)

Total pre-tax special charges	$88.5	$458.3	$127.5

     Refer to Financial Notes 4 and 5, “Special Charges” and “Restructuring and Related Asset Impairments,” on pages 58 to 64 to the accompanying consolidated financial statements for further discussions regarding our special charges.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Acquisitions, Investments and Divestitures

     We made the following acquisitions, investments and divestitures over the last three years:

•	On May 17, 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 46% equity interest in the joint venture. The initial contribution to the joint venture of $12.1 million consisted of $7.7 million in net assets from a Pharmaceutical Solutions’ business and $4.4 million in cash, and is subject to adjustment. We have also committed to provide additional aggregate cash contributions of $9.4 million and to purchase a total of $15.0 million in services from the joint venture through 2007.

•	On May 2, 2002, we entered into an agreement to acquire A.L.I. Technologies Inc. (“A.L.I.”), of Vancouver, British Columbia, Canada, by means of a cash tender offer for CN$43.50 per share, or about CN$530 million (approximately US$340 million). A.L.I. provides medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film. The acquisition is expected to close in the second quarter of fiscal 2003, and is subject to regulatory approval and other customary conditions.

•	In February 2002, our Pharmaceutical Solutions segment acquired the net assets of PMO, Inc., a national specialty pharmacy business (doing business under the name of VitaRx), that provides mail order pharmaceutical prescription services to managed care patients for approximately $62 million in cash.

•	In 2002, we sold three businesses, Abaton.com, Inc., Amysis Managed Care Systems, Inc. and Pro Dental Corporation. Two of these businesses were from our Information Solutions segment and one was from our Pharmaceutical Solutions segment. Net proceeds from the sale of these businesses were $0.2 million, resulting in a pre-tax loss of $22.0 million and an after-tax gain of $22.0 million.

•	In April 2000, the Company and three other healthcare product distributors announced an agreement to form the New Health Exchange (subsequently renamed “Health Nexis”). In the third quarter of 2002, Health Nexis merged with The Global Health Exchange, which significantly diluted our percentage ownership in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment. In 2002 and 2001, we invested $7.0 million and $10.8 million in Health Nexis.

•	In July 2000, we completed the acquisition of MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in our common stock and the assumption of $6 million of employee stock incentives.

•	In November 1999, we acquired Abaton.com, a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of approximately $8 million of employee stock incentives.

•	In February 2000, we sold our wholly-owned subsidiary, McKesson Water Products Company to Groupe Danone, for approximately $1.1 billion in cash and recognized an after-tax gain of $515.9 million. The Water Products business has been classified as a discontinued operation for all periods presented.

•	In the fourth quarter of 2000, we sold a software business, Imnet France S.A.R.L., for net proceeds of $0.8 million. The disposition resulted in a pre-tax and after-tax loss of $9.4 million and $5.6 million.

•	During the last three years, we have also made several smaller acquisitions and investments in our Pharmaceutical Solutions and Information Solutions segments.

     Pro forma results of operations have not been presented because the effects of all these acquisitions were not material to the consolidated financial statements on either an individual or aggregate basis.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based on past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies that we believe are critical to the understanding of our operating results and financial condition. For additional accounting policies, see Financial Note 1, “Significant Accounting Policies,” on pages 54 to 57 of the consolidated financial statements.

     In extending credit terms as well as recording allowances against receivable balances, we use a substantial amount of judgment and estimates regarding the credit-worthiness of our customers. As of March 31, 2002, total trade and notes receivable, and other customer financing was $4,099.3 million and $212.6 million, prior to allowances of $319.5 million. Other customer financing relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories, lease and credit financing. As the financial condition of our customers change, these allowances are adjusted. We continuously assess and estimate the collectibility of our receivables and other customer financing and establish allowances for those accounts where collection may be in doubt.

     In 2001 and 2000, we recorded a total of $235.2 million for estimated customer settlements as a result of our decision to discontinue overlapping and nonstrategic products and product development projects to redesign or stabilize several go-forward projects within our Information Solutions segment. These estimates have been developed using a customer and product specific approach, based on numerous interactions between our customers and us. The determination and quantification of our liabilities along with the assessment of an appropriate reserve for uncollectible accounts is an on-going process and we are still actively engaged in settlement discussions with affected customers.

     We state inventories at the lower of cost or market. Inventories for our Pharmaceutical Solutions segment consist of merchandise held for resale with the majority of the cost of domestic inventories determined on the last-in first-out (“LIFO”) method and international inventories stated at average cost. Information Solutions segment inventories consist of computer hardware with cost determined either by the specific identification or first-in, first-out (“FIFO”) method. Valuations are based on estimated future demand and market conditions, changes to which could require the recognition of impairments to inventory.

     We have significant intangible assets which include goodwill and other purchased intangibles. As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2001 we perform an annual impairment test on goodwill balances and we review the estimated lives of our other intangible assets. An impairment test requires that we determine the estimated undiscounted future cash flows from operations and the fair values of the assets. Fair values can be determined using either discounted cash flows or third party valuations. An impairment loss is recorded if the carrying value exceeds the undiscounted future cash flows from operations. Changes in market conditions, among other factors, may have an impact on these estimates, which may require future adjustments to the carrying value of these assets.

     We use the percentage of completion method of accounting for the recognition of certain revenues, primarily within our Information Solutions’ segment. This method of accounting requires the use of estimates, including the assessment of achieving milestones, costs as of each period end, and costs to complete the revenue process. These estimates can change significantly throughout the period of the contract. Changes in estimates to complete, and revisions in overall profit estimates on percentage of completion contracts, are recognized in the period in which they are determined.

     We are involved in a number of lawsuits regarding the restatement of our 1999 historical financial statements. We do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amount of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us that could cause us to incur material

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

losses which could have a material impact on our financial condition and results of operations. In 2002, 2001 and 2000, we incurred expenses totaling $2.2 million, $2.5 million and $18.9 million in connection with the restatement of the historical consolidated financial statements and the resulting securities litigation arising out of the restatement.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Net cash flow from operating activities was $329.3 million in 2002, compared with $332.3 million in 2001 and a use of cash of $314.8 million in 2000. Net cash flow from operating activities reflects the build-up associated with the implementation of new pharmaceutical distribution agreements and other sales growth, as well as purchasing opportunities. The working capital increase in 2001 also reflects the timing of vendor payments, partially offset by the payment of income taxes on the gain on sale of the Water Products business that was sold in late 2000.

     Net cash used by investing activities in 2002 was $386.8 million, compared with $322.0 million in 2001 and a source of cash of $553.6 million in 2000. Investing activities in 2002 include an increase in expenditures for capitalized software reflecting our investment in both software developed for internal use and for resale, offset by a decrease in property acquisitions. Fiscal 2000 investing activities include the sale of our Water Products business for $1.1 billion in cash, which enabled us to reduce short-term borrowings and add to our cash and marketable securities.

     Net cash provided by financing activities was $181.7 million in 2002, compared to a use of cash of $125.5 million in 2001 and a source of cash of $76.4 million in 2000. On January 24, 2002, we completed a public offering of $400.0 million of 7.75% unsecured notes, due 2012. These notes are redeemable at any time, in whole or in part, at our option. Net proceeds from the issuance of these notes were used to repay $175.0 million of term debt in March 2002 and for other general corporate purposes. In February 2000, we completed a private placement of $335 million in term debt, the proceeds of which were also used to retire term debt and for other general corporate purposes. Financing activities also include our stock repurchase program that commenced in 2001 and which allows us to purchase up to $250 million of shares of our common stock in open market or private transactions. In 2002 and 2001, we repurchased 1.2 million and 2.2 million shares of our common stock for $44.2 million and $65.6 million.

Selected Measures of Liquidity and Capital Resources

	March 31,

(In millions)	2002	2001	2000

Cash, cash equivalents and marketable securities	$563.0	$445.6	$605.9
Operating working capital	3,676.3	3,197.9	3,299.9
Debt net of cash, cash equivalents and marketable securities	866.6	784.1	654.1
Debt to capital ratio	25.7%	25.0%	25.1%
Ratio of net debt to net capital employed	17.3%	17.5%	14.8%
Return on committed capital	21.8%	18.8%	19.1%

     Our Pharmaceutical Solutions segment requires a substantial investment in operating working capital (receivables and inventories net of related payables). Operating working capital is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated operating working capital at March 31, 2002 was greater than the prior year, primarily reflecting the additional build-up requirements for new distribution agreements. Operating working capital at March 31, 2001 was flat relative to 2000. No trade receivables were sold at the end of each of the last three years. The improvement in the operating working capital ratio in 2001 is due to an increase in days sales outstanding in payables reflecting purchases made late in the year and the timing of vendor payments.

     The ratio of net debt to net capital employed at March 31, 2002 was down slightly from March 31, 2001. This ratio increased at March 31, 2001 from the prior year, primarily reflecting the increase in net debt to fund internal growth. March 31, 2000 balances also benefited from the February 2000 proceeds from the sale of the Water Products business. Return on committed capital improved to 21.8% in 2002 from 18.8% in 2001, reflecting a growth in our operating profit in excess of the growth in the working capital to fund the increase in revenues. Return on committed capital for 2001 was slightly lower than for 2000.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Contractual Obligations and Commitments

     The table below presents our significant contractual obligations and commitments at March 31, 2002 and those commitments under our Verispan joint venture agreement:

(In millions)	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$138.3	$14.4	$260.6	$7.9	$28.6	$973.3	$1,423.1
Convertible preferred securities	—	—	—	—	—	196.1	196.1
Capital lease obligations	2.9	1.4	1.0	0.5	0.1	0.6	6.5
Operating leases	98.7	80.5	61.5	54.1	41.6	80.7	417.1

Total financial obligations	$239.9	$96.3	$323.1	$62.5	$70.3	$1,250.7	$2,042.8

Customer guarantees	$26.8	$25.8	$22.1	$2.4	$42.1	$93.4	$212.6
Commitments to Verispan
Cash contributions	6.9	2.5	—	—	—	—	9.4
Purchases of services	3.0	3.0	3.0	3.0	3.0	—	15.0

Total commitments	$36.7	$31.3	$25.1	$5.4	$45.1	$93.4	$237.0

     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event that customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed credit facilities and the payment of leases for certain customers. As of March 31, 2002, these customer guarantees approximated $103.9 million for the repurchase of inventories and $108.7 million for the repayment of credit facilities and lease obligations.

Credit Resources

     Working capital requirements are primarily funded by cash, short-term borrowings and our receivables sale facility. We have a 364-day revolving credit agreement that allows for short-term borrowings of up to $1.075 billion which expires in October 2002, and a $400.0 million five-year revolving credit facility which expires in October 2003. These facilities are primarily intended to support our commercial paper borrowings. We also have a committed revolving receivables sale facility aggregating $850 million, which we intend to renew on or before June 14, 2002. At March 31, 2002, we had no short-term borrowings, no borrowings under the revolving credit facilities, and no borrowing equivalents under the revolving receivables sale facility. We anticipate renewing our 364-day revolving credit facility prior to its expiration.

     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently BBB, BBB and Baa2, and our commercial paper ratings are currently A-2, F-2, and P-2. Our ratings are on a negative credit outlook. Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At March 31, 2002, this ratio was 25.7% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations through our credit facilities, as well as the issuance of additional debt at the interest rates then currently available.

     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

MARKET RISKS

     Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 basis points in 2002, interest expense would not have been materially different from that reported.

     As of March 31, 2002, the aggregate fair values of our long-term debt and convertible preferred securities were $1,465.5 million and $220.0 million. Each preferred security is convertible at the rate of 1.3418 shares of our stock, subject to certain circumstances. Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Fair values are subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.

     We conduct business in Canada, Mexico, France, the Netherlands, Ireland, Saudi Arabia, Kuwait, Australia, New Zealand and the United Kingdom, and we are subject to foreign currency exchange risk on cash flows related to sales, expenses, financing and investment transactions. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected. Aggregate foreign exchange translation gains and losses included in operations, comprehensive income and equity are discussed in Financial Note 1, “Significant Accounting Policies”, on pages 54 to 57 of the accompanying consolidated financial statements.

RELATED PARTY TRANSACTIONS AND BALANCES

     We have outstanding notes receivable from certain of our current and former officers and senior managers totaling $85.5 million, $90.7 million and $94.5 million at March 31, 2002, 2001 and 2000 related to purchases of common stock under our various employee stock purchase plans. Such notes were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. As of March 31, 2002, the value of the underlying stock collateral was $55.8 million. The notes bear interest at rates ranging from 2.7% to 8.0% and are due at various dates through February 2005. Other transactions with related parties for 2002, 2001 and 2000 were not considered material.

NEW ACCOUNTING PRONOUNCEMENTS

     See Financial Note 1, “Significant Accounting Policies”, on pages 54 to 57 of the accompanying consolidated financial statements.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Additional Factors That May Affect Future Results.” The reader should not consider this list to be a complete statement of all potential risks and uncertainties.

     These and other risks and uncertainties are described herein or in our other public documents. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following additional factors may affect our future results:

Adverse resolution of pending litigation regarding the restatement of our historical financial statements may cause us to incur material losses.

     Subsequent to our April 28, 1999 restatement of financial results announcement, and as of May 10, 2002, 91 lawsuits have been filed against us, certain of our current or former officers or directors, or those of HBOC, and other defendants. In addition, the United States Attorney’s Office for the Northern District of California and the San Francisco District Office of the SEC have also commenced investigations in connection with the matters relating to the restatement of previously reported amounts.

     We do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amount of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could cause us to incur material losses.

Changes in the United States healthcare environment could have a material negative impact on our revenues and net income.

     Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups.

     We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as a reduction in governmental funding of healthcare services or adverse changes in legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services.

     Changes in pharmaceutical manufacturers’ pricing, selling or distribution policies could also significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes may adversely impact us, while not affecting some of our competitors who offer a narrower range of products and services.

     Healthcare trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our revenues and gross margins have increased from our generic drug offering programs. An increase or a decrease in the availability of these generic drugs could have a material impact on our net income.

Substantial defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition and results of operations and liquidity.

     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2002, sales to our ten largest customers accounted for approximately 55% of our total revenues. Sales to our largest customer, Rite Aid Corporation, represented approximately 14% of our 2002 revenues. As a result, our sales and credit concentration have significantly increased. Any defaults in payment or a

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

material reduction in purchases from us by these large customers could have a significant negative impact on our financial condition, results of operations and liquidity.

Our Pharmaceutical Solutions and Medical-Surgical Solutions segments are dependent upon sophisticated information systems. The malfunction or failure of these systems for any extended period of time could adversely affect our business.

     We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; receive, process and ship orders on a timely basis, manage the accurate billing and collections for thousands of customers and process payments to suppliers. Our business and results of operations may be materially adversely affected if these systems are interrupted, damaged by unforeseen events, or fail for any extended period of time.

The ability of our Information Solutions business to attract and retain customers due to challenges in integrating software products and technological advances may significantly reduce our revenues or increase our expenses.

     Our Information Solutions business delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to healthcare organizations throughout the United States and certain foreign countries. Challenges in integrating Information Solutions software products could impair our ability to attract and retain customers and may reduce our revenues or increase our expenses.

     Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by our Information Solutions business. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure. The success of our Information Solutions business will depend, in part, on its ability to be responsive to technological developments, pricing pressures and changing business models. To remain competitive in the evolving healthcare information systems marketplace, our Information Solutions business must develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of our Information Solutions business to attract and retain customers and thereby significantly reduce our net income.

Proprietary technology protections may not be adequate and proprietary rights may infringe on the rights of third parties.

     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights to our products. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our products and other proprietary rights do not infringe upon the proprietary rights of third parties, from time to time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, or any damage payments resulting from adverse determinations of third party claims, could be significant and result in material losses to us.

Potential product liability claims arising from healthcare information technology business products could result in material losses to us.

     We provide products that assist clinical decision-making and relate to patient medical histories and treatment plans. If these products fail to provide accurate and timely information, customers could assert liability claims against us. Litigation with respect to liability claims, regardless of the outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit, by contract, our liability for damages from negligence, errors or mistakes. Despite this precaution, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     We maintain general liability insurance coverage, including coverage for errors and omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim.

System errors and warranties in Information Solutions segment’s products could cause unforeseen liabilities.

     Our Information Solutions segment’s systems are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. Our Information Solutions business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our products have a greater sensitivity to system errors than the market for software products generally. Failure of a client’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.

Potential regulation by the U.S. Food and Drug Administration, or FDA, of Information Solutions products as medical devices could impose increased costs, delay the introduction of new products and negatively impact our business.

     The FDA is likely to become increasingly active in regulating computer software intended for use in the healthcare industry. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Any final FDA policy governing computer products, once issued, may increase the cost and time to market new or existing products or may prevent us from marketing our products.

New and potential federal regulations relating to patient confidentiality could depress the demand for our Information Solutions products and impose significant product redesign costs on us.

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

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires national standards for some types of electronic health information transactions and the data elements used in those transactions, standards to ensure the integrity and confidentiality of health information and national health data privacy legislation or regulations. In December 2000, final health data privacy regulations were published that will require healthcare organizations to be in compliance by April 2003.

     Evolving HIPAA-related laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products and force product re-design in order to meet the requirements of any new regulations and protect the privacy and integrity of patient data. We may need to expend significant capital, research and development and other resources to modify our products to address these evolving data security and privacy issues.

Due to the length of our sales and implementation cycles for our Information Solutions segment, our future operating results may suffer if a significant number of our customers delay implementation.

     Our Information Solutions segment has long sales and implementation cycles which could range from several months to over two years or more from initial contact with the customer to completion of implementation. How and when to implement, replace, or expand an information system, or modify or add business processes, are major decisions for healthcare organizations. Furthermore, the solutions we provide typically require significant capital

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

expenditures and time commitments by the customer. Any decision by our customers to delay implementation may adversely affect our revenues.

Reduced capacity in the commercial property insurance market exposes us to potential loss.

     In order to provide prompt and complete service to our major Pharmaceutical Solutions customers, we maintain significant product inventory at certain of our distribution centers. While we seek to maintain property insurance coverage in amounts sufficient for our business, available coverage limits have recently decreased while the costs of such insurance have escalated sharply. There can be no assurance that our property insurance will be adequate or available on acceptable terms, if at all. Unless otherwise mitigated by contractual provisions, one or more large casualty losses caused by fire, earthquake or other natural disaster could exceed our coverage limits, and could expose us to losses which would materially harm our business, results of operations or financial condition.

Our business could be hindered if we are unable to complete and integrate acquisitions successfully.

     An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions involves a number of risks, including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired; difficulties in the integration of operations and systems and the realization of potential operating synergies; the assimilation and retention of the personnel of the acquired companies; challenges in retaining the customers of the combined businesses; and potential adverse effects on operating results. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.

McKESSON CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors of
McKesson Corporation:

     We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2002, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. Our audits also included the supplementary consolidated financial statement schedule listed in Item 14(a). These consolidated financial statements and supplementary consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for the years then ended are in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits, such supplementary consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Financial Note 19 to the consolidated financial statements, the Company is involved in certain shareholder litigation related to HBO & Company and subsidiaries.

DELOITTE & TOUCHE LLP

San Francisco, California
May 17, 2002, except for paragraph nine of Financial Note 19, as to which the date is June 7, 2002

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,

	2002	2001	2000

Revenues	$50,006.0	$42,019.1	$36,708.0
Cost of Sales	47,209.1	39,590.0	34,484.6

Gross Profit	2,796.9	2,429.1	2,223.4
Operating Expenses
Selling	427.1	381.8	356.2
Distribution	502.7	509.2	460.7
Research and development	135.1	147.6	112.6
Administrative	1,016.4	1,184.2	1,175.0
Loss on Sales of Businesses, Net	22.0	—	9.4

Total	2,103.3	2,222.8	2,113.9

Operating Income	693.6	206.3	109.5
Interest Expense	(112.9)	(111.6)	(114.2)
Gain (Loss) on Investments, Net	(13.7)	(120.9)	269.1
Other Income, Net	40.4	42.0	48.7

Income from Continuing Operations Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	607.4	15.8	313.1
Income Taxes	182.6	52.3	122.3

Income (Loss) from Continuing Operations Before Dividends on Preferred Securities of Subsidiary Trust	424.8	(36.5)	190.8
Dividends on Preferred Securities of Subsidiary Trust, Net of Tax Benefit of $4.0 per year	(6.2)	(6.2)	(6.2)

Income (Loss) After Income Taxes
Continuing operations	418.6	(42.7)	184.6
Discontinued operations	—	(5.6)	23.2
Discontinued operations — Gain on sale of McKesson Water Products Co.	—	—	515.9

Net Income (Loss)	$418.6	$(48.3)	$723.7

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$1.43	$(0.15)	$0.65
Discontinued operations	—	(0.02)	0.08
Discontinued operations — Gain on sale of McKesson Water Products Co.	—	—	1.82

Total	$1.43	$(0.17)	$2.55

Basic
Continuing operations	$1.47	$(0.15)	$0.66
Discontinued operations	—	(0.02)	0.08
Discontinued operations — Gain on sale of McKesson Water Products Co.	—	—	1.83

Total	$1.47	$(0.17)	$2.57

Weighted Average Shares
Diluted	298.1	283.1	284.2
Basic	285.2	283.1	281.3

See Financial Notes.

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,

	2002	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$557.9	$433.7	$548.9
Marketable securities available for sale	5.1	11.9	57.0
Receivables	4,001.5	3,443.4	3,034.5
Inventories	6,011.5	5,116.4	4,149.3
Prepaid expenses	122.7	158.6	175.8

Total	10,698.7	9,164.0	7,965.5

Property, Plant and Equipment, net	594.7	595.3	555.4
Capitalized Software Held for Sale	118.4	103.7	92.2
Notes Receivable	237.7	131.3	100.9
Goodwill and Other Intangibles	1,115.7	1,064.4	1,185.6
Other Assets	558.8	471.2	473.3

Total Assets	$13,324.0	$11,529.9	$10,372.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$6,336.7	$5,361.9	$3,883.9
Deferred revenue	388.1	378.5	368.7
Current portion of long-term debt	141.2	194.1	16.2
Salaries and wages	182.3	142.2	115.5
Taxes	121.8	79.8	354.8
Other	417.9	393.2	382.7

Total	7,588.0	6,549.7	5,121.8

Postretirement Obligations and Other Noncurrent Liabilities	311.4	255.8	245.7
Long-Term Debt	1,288.4	1,035.6	1,243.8
McKesson Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.1	195.9	195.8
Other Commitments and Contingent Liabilities (Note 19)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value, 400.0 shares authorized, 287.9, 286.3 and 283.9 issued and outstanding at March 31, 2002, 2001 and 2000	2.9	2.9	2.8
Additional paid-in capital	1,831.0	1,828.7	1,791.1
Other capital	(94.9)	(108.4)	(126.1)
Retained earnings	2,357.2	2,006.6	2,122.3
Accumulated other comprehensive losses	(81.6)	(75.0)	(97.1)
ESOP notes and guarantees	(74.5)	(89.0)	(99.9)
Treasury shares, at cost, 2.3 and 0.5 shares at March 31, 2001 and 2000	—	(72.9)	(27.3)

Total Stockholders’ Equity	3,940.1	3,492.9	3,565.8

Total Liabilities and Stockholders’ Equity	$13,324.0	$11,529.9	$10,372.9

See Financial Notes.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2002, 2001 and 2000
(Shares in thousands, Dollars in millions)

						Accumulated		Treasury
	Common Stock		Additional			Other	ESOP Notes
			Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders'	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Losses	Guarantees	Shares	Amount	Equity	Income (Loss)

Balances, March 31, 1999	281,123	$2.8	$1,725.7	$(107.7)	$1,465.0	$(57.7)	$(115.5)	(539)	$(30.8)	$2,881.8	$82.1

Issuance of shares under employee plans	2,745		61.4	(18.4)				(92)	(3.0)	40.0
Employee Stock Ownership Plan (“ESOP”) note payments							15.6			15.6
Translation adjustment						(3.7)				(3.7)	$(3.7)
Additional minimum pension liability, net of tax of $(0.1)						0.3				0.3	0.3
Net income					723.7					723.7	723.7
Acquisition of Abaton.com			8.1							8.1
Unrealized loss on investments, net of tax of $23.8						(36.0)				(36.0)	(36.0)
Other			(4.1)		1.1			116	6.5	3.5
Cash dividends declared, $0.24 per common share					(67.5)					(67.5)

Balances, March 31, 2000	283,868	2.8	1,791.1	(126.1)	2,122.3	(97.1)	(99.9)	(515)	(27.3)	3,565.8	$684.3

Issuance of shares under employee plans	1,811	0.1	17.6	17.7				429	20.0	55.4
ESOP note payments							10.9			10.9
Translation adjustment						(15.4)				(15.4)	$(15.4)
Additional minimum pension liability, net of tax of $(0.8)						1.1				1.1	1.1
Net loss					(48.3)					(48.3)	(48.3)
Acquisition of MediVation.com	625		20.0							20.0
Unrealized gain on investments, net of tax of $(23.3)						36.4				36.4	36.4
Repurchase of shares								(2,235)	(65.6)	(65.6)
Other					0.9					0.9
Cash dividends declared, $0.24 per common share					(68.3)					(68.3)

Balances, March 31, 2001	286,304	2.9	1,828.7	(108.4)	$2,006.6	$(75.0)	$(89.0)	(2,321)	$(72.9)	$3,492.9	$(26.2)

Issuance of shares under employee plans	1,624		5.3	13.5				3,564	117.1	135.9
ESOP note payments							14.5			14.5
Translation adjustment						(4.2)				(4.2)	$(4.2)
Additional minimum pension liability, net of tax of $(1.9)						(3.3)				(3.3)	(3.3)
Net income					418.6					418.6	418.6
Unrealized gain on investments, net of tax of $(0.1)						0.1				0.1	0.1
Repurchase of shares								(1,243)	(44.2)	(44.2)
Other			(3.0)		0.5	0.8				(1.7)	0.8
Cash dividends declared, $0.24 per common share					(68.5)					(68.5)

Balances, March 31, 2002	287,928	$2.9	$1,831.0	$(94.9)	$2,357.2	$(81.6)	$(74.5)	—	$—	$3,940.1	$412.0

See Financial Notes.

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,

	2002	2001	2000

Operating Activities
Income (loss) from continuing operations	$418.6	$(42.7)	$184.6
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation	118.2	115.6	116.3
Amortization	89.3	130.5	106.3
Provision for bad debts	62.3	237.9	212.4
Deferred taxes on income	76.8	(21.4)	26.5
Loss on sales of businesses	22.0	—	9.4
Other non-cash items	47.6	288.8	122.8

Total	834.8	708.7	778.3

Effects of changes in:
Receivables	(736.0)	(622.6)	(748.6)
Inventories	(901.5)	(985.0)	(629.8)
Drafts and accounts payable	973.6	1,500.7	296.1
Deferred revenue	13.2	13.0	14.0
Taxes	150.9	(296.7)	17.4
Other	(5.5)	20.9	(29.1)

Total	(505.3)	(369.7)	(1,080.0)

Net cash provided (used) by continuing operations	329.5	339.0	(301.7)
Discontinued operations	(0.2)	(6.7)	(13.1)

Net cash provided (used) by operating activities	329.3	332.3	(314.8)

Investing Activities
Capitalized software expenditures	(125.1)	(97.5)	(145.6)
Property acquisitions	(131.8)	(158.9)	(145.1)
Proceeds from sales of businesses	0.2	—	1,077.9
Notes receivable issuances, net	(58.6)	(30.9)	(36.9)
Acquisitions of businesses, less cash and short-term investments acquired	(73.1)	(51.9)	(128.9)
Other	1.6	17.2	(67.8)

Net cash provided (used) by investing activities	(386.8)	(322.0)	553.6

Financing Activities
Proceeds from issuance of debt	397.3	9.3	335.0
Repayment of debt	(200.7)	(42.1)	(222.9)
Dividends paid on convertible preferred securities of subsidiary trust	(10.0)	(10.0)	(10.0)
Capital stock transactions:
Issuances	88.1	38.6	26.2
Share repurchases	(44.2)	(65.6)	—
Dividends paid	(68.5)	(68.3)	(67.5)
ESOP notes and guarantees	14.5	10.9	15.6
Other	5.2	1.7	—

Net cash provided (used) by financing activities	181.7	(125.5)	76.4

Net increase (decrease) in cash and cash equivalents	124.2	(115.2)	315.2
Cash and cash equivalents at beginning of year	433.7	548.9	233.7

Cash and cash equivalents at end of year	$557.9	$433.7	$548.9

Supplemental Information:
Cash paid (received) for:
Interest	$108.9	$114.5	$115.0
Taxes	(45.7)	330.5	121.6

See Financial Notes.

McKESSON CORPORATION

FINANCIAL NOTES

1. Significant Accounting Policies

     Nature of Operations. The consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned companies. Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     We conduct our business through three operating segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. The Pharmaceutical Solutions segment includes our U.S. and Canadian pharmaceutical and healthcare products distribution businesses and a 22% equity interest in a pharmaceutical distributor in Mexico. Our U.S. Pharmaceutical Solutions business also includes the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacists, medical management services and tools to payors and providers, marketing and other support services to pharmaceutical manufacturers, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment, and provides logistics and related services within the U.S. The Information Solutions segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, as well as outsourcing and other services, to healthcare organizations throughout the U.S. and certain foreign countries.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

     Marketable Securities Available for Sale are carried at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity.

     Inventories are stated at the lower of cost or market. Inventories for the Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale with the majority of the cost of domestic inventories determined on the last-in first-out (“LIFO”) method and international inventories stated at average cost. Information Solutions segment inventories consist of computer hardware with cost determined either by the specific identification or first-in, first-out (“FIFO”) method.

     Property, Plant and Equipment is stated at cost and depreciated on the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 50 years.

     Capitalized Software Held for Sale consists of development costs for software held for sale for our Information Solutions segment. Such costs are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of three years. We monitor the net realizable value of capitalized software development investments to ensure that the investment will be recovered through future sales.

     We capitalized software development costs held for sale of $48.0 million, $39.3 million and $54.5 million in 2002, 2001 and 2000. Amortization of capitalized software held for sale totaled $37.2 million, $31.8 million and $32.2 million in 2002, 2001, and 2000. Royalty fees of $20.8 million, $17.9 million and $18.2 million, were expensed in 2002, 2001 and 2000, for software provided by third-party business partners.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Long-lived Assets. We assess the recoverability of goodwill on an annual basis and other long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of impairment losses for long-lived assets, including goodwill, that we expect to hold and use is based on estimated fair values of the assets. Estimates of fair values are based on quoted market prices, when available, the results of valuation techniques utilizing discounted cash flows (using the lowest level of identifiable cash flows) or fundamental analysis. Long-lived assets to be disposed of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less costs to sell.

     Capitalized Software Held for Internal Use is amortized over estimated useful lives ranging from one to 10 years and is included in other assets in the accompanying consolidated balance sheets. As of March 31, 2002, 2001 and 2000, capitalized software held for internal use was $224.3 million, $139.8 million and $95.5 million, net of accumulated amortization of $99.0 million, $90.3 million, and $18.5 million.

     Insurance Programs. Under our insurance programs, we seek to obtain coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain losses related primarily to workers’ compensation and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimate of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

     Revenue Recognition. Revenues for our Pharmaceutical Solutions segment are recognized when products are shipped or services are provided to customers. Included in these revenues are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby we act as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers’ warehouses. These sales totaled $13.2 billion in 2002, $10.7 billion in 2001 and $8.7 billion in 2000.

     Revenues for our Information Solutions segment are generated primarily by licensing software systems (consisting of software, hardware and maintenance support), and providing outsourcing and professional services. Software systems are marketed under information systems agreements as well as service agreements. Perpetual software arrangements are recognized at the time of delivery or under the percentage of completion contract method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 81-1 “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” based on the terms and conditions in the contract. Changes in estimates to complete and revisions in overall profit estimates on percentage of completion contracts are recognized in the period in which they are determined. Hardware is generally recognized upon delivery. Multi-year software license agreements are recognized ratably over the term of the agreement. Implementation fees are recognized as the work is performed or under the percentage of completion contract method. Maintenance and support agreements are marketed under annual or multiyear agreements and are recognized ratably over the period covered by the agreements. Remote processing services are recognized monthly as the service is performed. Outsourcing services are recognized as the service is performed.

     We also offer our products on an application service provider (“ASP”) basis, making available our software functionality on a remote processing basis from our data centers. The data centers provide system and administrative support as well as processing services. Revenue on products sold on an ASP basis is recognized on a monthly basis over the term of the contract.

     Other Income, net includes interest income of $23.8 million, $29.1 million and $21.7 million and our share in the net income from investments accounted for under the equity method of accounting of $6.3 million, $5.9 million and $18.2 million in 2002, 2001 and 2000.

     Income Taxes. We account for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Foreign Currency Translation. Assets and liabilities of our foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments related to our foreign operations are reported as a component of stockholders’ equity.

     Derivative Financial Instruments. Derivative financial instruments are used principally in the management of our foreign currency exposures. Financial instruments are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in income (loss).

     Employee Stock Options. We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

     New Accounting Pronouncements. On April 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. These statements require that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The adoption of this accounting standard did not materially impact our consolidated financial statements.

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

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment at least annually. We adopted SFAS No. 142 on April 1, 2001 and, as required by this pronouncement, during the year, we completed the transitional and annual impairment tests and we did not record any impairments of goodwill.

     In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income (loss) and earnings (loss) per common share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Years Ended March 31,

(In millions, except per share amounts)	2002	2001	2000

Reported net income (loss)	$418.6	$(48.3)	$723.7
Goodwill amortization, net of tax	—	46.1	33.9

Adjusted net income (loss)	$418.6	$(2.2)	$757.6

Diluted earnings (loss) per common share	$1.43	$(0.17)	$2.55
Goodwill amortization, net of tax	—	0.16	0.12

Adjusted diluted earnings (loss) per common share	$1.43	$(0.01)	$2.67

Basic earnings (loss) per common share	$1.47	$(0.17)	$2.57
Goodwill amortization, net of tax	—	0.16	0.12

Adjusted basic earnings (loss) per common share	$1.47	$(0.01)	$2.69

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for 2004. We are evaluating what impact, if any, SFAS No. 143 may have on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for 2003 and are generally to be applied prospectively. The adoption of this accounting standard is not expected to have a material impact on our consolidated financial statements.

     In January 2002, the Emerging Issues Task Force (“EITF”) of the FASB, reached a consensus on Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses incurred.” EITF Issue 01-14 requires that amounts billed to customers for out-of-pocket expenses be recorded as revenue and not as a reduction of expenses. We historically recorded these items as a reduction of our cost of sales. We adopted the provisions of EITF Issue 01-14 in the fourth quarter of 2002. These reclassifications had no material impact to our consolidated financial statements.

2. Acquisitions and Investments

     We made the following acquisitions and investments over the last three years:

•	In February 2002, our Pharmaceutical Solutions segment acquired the net assets of PMO, Inc., a national specialty pharmacy business (doing business under the name of VitaRx), that provides mail order pharmaceutical prescription services to managed care patients for approximately $62 million in cash.

•	In April 2000, the Company and three other healthcare product distributors announced an agreement to form the New Health Exchange which was subsequently renamed Health Nexis LLC (“Health Nexis”). In the third quarter of 2002, Health Nexis merged with The Global Health Exchange, which significantly diluted our percentage ownership in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment. In 2002 and 2001, we invested $7.0 million and $10.8 million in Health Nexis.

•	In July 2000, we completed the acquisition of MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in our common stock and the assumption of $6 million of employee stock incentives.

•	In November 1999, we acquired Abaton.com, Inc., a provider of internet-based clinical applications for use by physician practices, pharmacy benefit managers, benefit payors, laboratories and pharmacies, for approximately $95 million in cash and the assumption of approximately $8 million of employee stock incentives.

•	During the last three years, we have also made several smaller acquisitions and investments in both of our business segments.

     Pro forma results of operations for these business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

     Subsequent to year end, on May 2, 2002, we entered into an agreement to acquire A.L.I. Technologies Inc. (“A.L.I.”), of Vancouver, British Columbia, Canada, by means of a cash tender offer for CN$43.50 per share, or about CN$530 million (approximately US$340 million). A.L.I. provides medical imaging solutions which are

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film. The acquisition is expected to close in the second quarter of fiscal 2003, and is subject to regulatory approval and other customary conditions.

     In addition, on May 17, 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 46% equity interest in the joint venture. The initial contribution to the joint venture of $12.1 million consisted of $7.7 million in net assets from a Pharmaceutical Solutions’ business and $4.4 million in cash, and is subject to adjustment. We have also committed to provide additional aggregate cash contributions of $9.4 million and to purchase a total of $15.0 million in services from the joint venture through 2007.

3. Discontinued Operations and Other Divestitures

     In February 2000, we sold our wholly-owned subsidiary, McKesson Water Products Company (the “Water Products business”), to Groupe Danone for approximately $1.1 billion in cash. All of the results of operations and net assets of the Water Products business have been classified as discontinued operations and all prior years restated accordingly. Fiscal 2001 results primarily include an adjustment to the gain on discontinued operations for the Water Products business. Results of discontinued operations were as follows:

	Years Ended March 31,

(In millions)	2001	2000

Revenues	$—	$366.3

Discontinued operations before income taxes	(9.2)	38.3
Income taxes	3.6	(15.1)

Discontinued operations	(5.6)	23.2
Gain on sale of Water Products business, net of tax of $333.9	—	515.9

Total	$(5.6)	$539.1

     The net assets of the discontinued operations were not material to our 2002, 2001 and 2000 consolidated financial position.

     In 2002, we sold three businesses, Abaton.com, Inc., Amysis Managed Care Systems, Inc. and ProDental Corporation. Two of these businesses were from our Information Solutions segment and one was from our Pharmaceutical Solutions segment. Net proceeds from the sale of these businesses were $0.2 million, resulting in a pre-tax loss of $22.0 million and an after-tax gain of $22.0 million. For accounting purposes, the net assets of one of these businesses were written down in 2001 in connection with the restructuring of the former iMcKesson segment. The tax benefit could not be recognized until 2002, when the sale of the business was completed.

     In 2000, we sold a software business, Imnet France S.A.R.L., for net proceeds of $0.8 million. The disposition resulted in a pre-tax and after-tax loss of $9.4 million and $5.6 million.

4. Special Charges

     We incurred the following special charges in 2002, 2001 and 2000:

	Years Ended March 31,

(In millions)	2002	2001	2000

Restatement-related costs incurred	$2.2	$2.5	$18.9
Loss (gain) on investments, net	13.7	97.8	(269.1)
Loss on sales of businesses, net (Financial Note 3)	22.0	—	9.4
Restructuring activities (Financial Note 5)	39.8	355.9	223.3
Costs associated with former employees	(0.8)	—	23.8
Other operating items:
Accounts receivable allowances	—	—	68.5
Contract system costs	—	—	31.5
Other, net	11.6	2.1	21.2

Total pre-tax special charges	88.5	458.3	127.5
Income tax benefit	(67.9)	(132.6)	(47.1)

Total after-tax special charges	$20.6	$325.7	$80.4

Diluted loss per share attributable to special charges	$0.06	$1.14	$0.28

     Restatement-Related Costs: In January 1999, we acquired HBO & Company (“HBOC”) and the acquisition was accounted for as a pooling of interests. In April 1999, we discovered improper accounting practices at HBOC (See Financial Note 19). In July 1999, the Audit Committee of our Board of Directors completed an investigation into such matters, which resulted in a previously reported restatement of our historical consolidated financial statements related to HBOC (pre-acquisition) in 1999, 1998 and 1997. In 2002, 2001 and 2000, we incurred expenses totaling $2.2 million, $2.5 million and $18.9 million in connection with the investigation, restatement of the historical consolidated financial statements and the resulting securities litigation arising out of the restatement.

     Loss (Gain) on Investments, net: In 2002, we recorded other-than-temporary impairment losses of $13.7 million on equity and venture capital investments as a result of significant declines in the market values of these investments.

     In 2001, we recorded an other-than-temporary impairment loss of $97.8 million comprised of $93.1 million on our WebMD Inc., (“WebMD”) warrants and $12.5 million on other equity and venture capital investments as a result of significant declines in the market values of these investments, partially offset by a $7.8 million gain on the liquidation of another investment. We also recorded an other-than-temporary impairment loss of $23.1 million on equity investments as a result of significant declines in the market value of these investments in connection with the restructuring of our former iMcKesson segment, which is included in our restructuring activities.

     In 2000, we recorded gains on investments of $269.1 million, consisting of $248.7 million for our investment in WebMD stocks and warrants and $20.3 million for other equity investments. Between 2001 and 2000, we recorded a cumulative net gain of $155.6 million on our WebMD investments of which a $93.1 million loss was recognized in 2001 and a $248.7 million gain was recognized in 2000. The events and related accounting treatment pertaining to these investments are as follows:

     In August 1998, January 1999, and April 1999, we made a series of cash investments in convertible preferred stock for a total of approximately $28 million in WebMD, a private company. As consideration for these investments, we received exclusivity rights to market our products and services on the WebMD network, warrants and other rights to purchase common shares of WebMD, and anti-dilution rights (collectively the “Equity Purchase Rights”). We accounted for our investments in WebMD at cost, as we owned less than a 10% voting interest in WebMD.

     In order to resolve contractual differences between WebMD and the Company, in September 1999, McKesson, WebMD and Healtheon Corporation (“Healtheon”) (at that time, WebMD was contemplating a merger with Healtheon, a public company) entered into an agreement (the “Settlement Agreement”) whereby various strategic and product

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

agreements between us and WebMD were terminated; we were obligated to convert our preferred stock to common stock prior to the Healtheon/WebMD merger; and all other Equity Purchase Rights that we had under the various preferred stock investments were terminated.

     In exchange for relinquishing our Equity Purchase Rights under the Settlement Agreement, we received warrants to purchase 8.4 million shares of Healtheon/WebMD common stock. We did not attribute any value to these warrants due to the uncertainty still surrounding the Healtheon/WebMD merger and the related difficulties in providing a reasonable estimate of the value of the warrants. As a result, no adjustment to the cost basis or gain recognition was recorded on receipt of the warrants in September 1999.

     In November 1999, WebMD completed its merger with Healtheon, at which time we recognized gains of $93.4 million on the warrants and $168.6 million on the stock based on the market value of our interest in the new public entity. The merged company’s name was later changed to WebMD.

     Subsequent to the Healtheon/WebMD merger, in the third and fourth quarters of 2000, we donated 250,000 WebMD common shares to the McKesson Foundation and sold the remaining WebMD common shares to third parties. As a result of these transactions, we recorded a $9.8 million charge at fair value for the donation and a loss of $13.3 million from the sale of the WebMD stock.

     Since the Healtheon/WebMD merger, we account for our investment in the WebMD warrants in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” As we terminated our business relationship with WebMD, our investment in WebMD was classified as “Available-for-Sale” in the third quarter of 2000.

     Costs Associated With Former Employees: In 2000, we recorded charges of $23.8 million for severance and benefit costs resulting from changes in executive management. The charges were based on the terms of employment contracts in place with these executives. In 2002, we reversed $0.8 million of these severance accruals due to a change in estimate.

     Other Operating Items: In 2000, other operating items include charges of $61.8 million in our Information Solutions segment for accounts receivable allowances and a $6.7 million charge for customer accounts receivable in the medical management business of our Pharmaceutical Solutions segment. In addition, our Pharmaceutical Solutions segment recorded a charge of $31.5 million for asset impairments and receivables related primarily to a prior year implementation of a contract system.

     Other Charges, net: In 2002, other charges of $11.6 million primarily include $7.5 million of inventory and other asset impairments and a $4.0 million legal settlement. Other charges were $2.1 million in 2001. Fiscal 2000 other charges of $21.2 million primarily included a $9.8 million charge for the donation of 250,000 WebMD warrants to the McKesson Foundation and $7.7 million impairment of a note receivable from a former stockholder of an acquired company.

     Income Taxes on Special Charges: Income taxes on special charges are generally recorded at our annual effective tax rate. For accounting purposes, a tax benefit on the net assets of one of the businesses written down in connection with the restructuring of our former iMcKesson segment in 2001 was not recognized until 2002, when the sale of the business was completed. In addition, in 2002, we sold a business for a pre-tax loss of $2.7 million and an after-tax gain of $4.3 million.

     To reflect the items discussed above, these charges were recorded within the consolidated statements of operations, as follows:

	Years Ended March 31,

(In millions)	2002	2001	2000

Cost of sales	$7.5	$—	$24.1
Selling expenses	—	(0.6)	(0.3)
Distribution expenses	(2.4)	1.7	(2.6)
Administrative expenses	48.0	334.2	366.0
Research and development expenses	—	2.1	—
Loss on sales of businesses, net	22.0	—	9.4
Other income, net	(0.3)	—	—
Loss (gain) on investments, net	13.7	120.9	(269.1)

Total pre-tax special charges	$88.5	$458.3	$127.5

     Special charges by business segment are disclosed in Financial Note 20.

5. Restructuring and Related Asset Impairments

     In 2002, 2001 and 2000, we recorded net charges for restructuring and related asset impairments as follows:

	Years Ended March 31,

(In millions)	2002	2001	2000

Severance	$14.0	$36.6	$4.2
Exit-related costs	18.2	10.1	(5.7)
Write-down of assets	7.6	309.2	224.8
Loss on sale of business	—	—	9.4

Total	$39.8	$355.9	$232.7

     A description of the restructuring and asset impairment charges for the three years ended March 31, 2002 is as follows:

Fiscal 2002

     In 2002, we recorded net charges for restructuring activities of $39.8 million, consisting of $14.0 million in severance costs, $18.2 million in exit costs (costs to prepare facilities for disposal, and lease costs and property taxes required subsequent to termination of operations) and $7.6 million related to asset impairments as follows:

•	We recorded severance charges of $19.8 million, exit-related charges of $19.5 million and asset impairment charges of $7.6 million primarily related to a plan to close 28 and open seven new distribution centers in our Medical-Surgical Solutions segment, restructuring activities in our European and U.S. businesses in our Information Solutions segment, and closures of two distribution centers in our Pharmaceutical Solutions segment.

•	We also reassessed restructuring plans from prior years, and reversed severance reserves of $5.8 million and exit-related reserves of $1.3 million due to a change in estimated costs to complete these activities.

     In connection with 2002 restructuring activities, approximately 920 employees, primarily in distribution, delivery and associated back-office functions, were given termination notices. We anticipate completing these restructuring programs by the end of 2003. As of March 31, 2002, 50 employees had been terminated, eight distribution centers were closed, and four distribution centers were opened.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Fiscal 2001

     In 2001, we recorded net charges for restructuring activities of $355.9 million, consisting of $36.6 million in severance costs, $10.1 million in exit costs and $309.2 million related to asset impairments as follows:

•	In February 2001, we announced the restructuring of our former iMcKesson segment by moving responsibility for iMcKesson’s medical management business to our Pharmaceutical Solutions segment and the physician services business to our Information Solutions segment. The iMcKesson segment was created in the first quarter of 2001 with the intention of focusing on healthcare applications using the Internet and other emerging technologies, and included selected net assets from our former e-Health, Pharmaceutical Solutions and Information Solutions segments as well as other 2001 acquisitions and investments. In connection with the assessment of these businesses, we shut down certain iMcKesson operations. We wrote down goodwill and intangibles totaling $116.2 million arising from the acquisitions of Abaton.com and MediVation, Inc., based upon an updated analysis of discounted cash flows. We also recorded $29.8 million in asset impairments, including $23.1 million for the write-down of equity investments whose market values had significantly declined, $5.2 million in capitalized software costs and $1.5 million in other fixed assets. In addition, we recorded $9.1 million in exit-related costs including $6.0 million for non-cancelable obligations directly related to discontinued products, $1.5 million for estimated claims resulting from the abandonment of products no longer core to our business and $1.6 million in other exit-related costs.

In connection with the above restructuring, we recorded severance costs totaling $29.0 million, consisting of $1.0 million in our Pharmaceutical Solutions segment, $3.3 million in our Information Solutions segment and $24.7 million in our Corporate segment. The severance charges relate to the termination of approximately 220 employees, primarily in sales, service and administration functions.

•	In the fourth quarter of 2001, our Information Solutions segment recorded a $161.1 million charge for estimated customer settlements in connection with the restructuring decision to discontinue overlapping or nonstrategic products and product development projects to redesign or stabilize several go-forward products. A similar charge of $74.1 million was recorded in 2000. Further detail regarding these charges is as follows:

Subsequent to the January 1999 merger with HBOC and the events surrounding our announcements in April, May and June of 1999 concerning the improper recording of revenue at HBOC, we restructured our Information Solutions segment, which included the required assembly of a new senior management team and a restructuring of the segment’s sales and customer service organizations which had experienced significant attrition. The restructuring plan also included a strategic rationalizing of the segment’s product lines, which was carried out in three phases: Phase I-assessment and preliminary planning (October 1999 to January 2000); Phase II-detailed planning and announcement; and Phase III-implementation. The products impacted by this initiative were primarily in the areas of repositories for clinical and administrative data in a healthcare enterprise, surgery scheduling, financial and materials management, and mobile clinical documentation enterprise solutions for small and mid-sized hospitals. The process required a review of contracts related to approximately 400 affected customers and other information available at that time.

During Phase II, which began in February 2000 and extended through March 31, 2000, we conducted detailed business reviews, finalized and announced product rationalization decisions. Rationalization decisions involved either the sunset of certain products or product development projects to redesign or stabilize several go-forward products. At the same time, we undertook an assessment of probable customer impact and concluded that the product rationalization decisions would trigger the assertion of certain claims for breach of contract. Based on information available at that time, we estimated that it would require $74.1 million above then existing allowances to settle probable customer claims. As a result, a charge in that amount was recorded in the fourth quarter of 2000.

Phase III, which began in 2001, involved a comprehensive, company-wide implementation of Phase II decisions, including an intensive and detailed customer communication process. By the fourth quarter of 2001, we had developed substantially more information on customers’ legal positions as a result of extensive customer interactions and communications. Based upon this newly acquired information about customer demands and expectations, we recognized that we would not be able to settle probable contractual exposures within the previously

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

recorded estimates, and we therefore concluded that additional allowances should be established for customers’ settlements. Accordingly, during the fourth quarter of 2001, an additional customer settlement charge of $161.1 million was recorded.

These customer settlement charges were reflected as operating expenses rather than a reduction of revenues as the charges primarily related to product strategy decisions and not the earlier recognition of revenues in prior years. The amounts that have been provided for customer settlements represented our best estimate of the ultimate costs to resolve these customer and product claims and exposures and we are still actively engaged in settlement discussions with affected customers.

•	We also recorded $2.1 million in asset impairments and $2.3 million in exit costs related to workforce reductions in our Pharmaceutical Solutions segment associated with the closure of a pharmaceutical distribution center, closure of a medical management call center, closures of facilities in the pharmaceutical services business and staff reductions in the pharmacy management business. In connection with these restructurings, we recorded severance costs totaling $5.6 million relating to the termination of approximately 240 employees, primarily in sales, service, administration and distribution center functions.

•	In addition, we announced the consolidation of customer service centers and a workforce reduction in our Medical-Surgical Solutions segment. This resulted in the planned termination of approximately 120 employees primarily in customer service functions and the recording of $2.9 million in severance charges.

•	Also in 2001, we reassessed restructuring accruals from prior years, and reversed exit-related reserves by $1.3 million and severance by $0.9 million due to a change in estimated costs to complete these activities.

Fiscal 2000

     In 2000, we recorded net charges for restructuring activities of $232.7 million, consisting of $4.2 million in severance costs, income of $5.7 million in exit costs, charges of $224.8 million related to asset impairments, and $9.4 million loss on sale of business. Restructuring charges in 2000 primarily included the following:

•	As discussed above, in the fourth quarter of 2000, we reorganized our Information Solutions segment business and product portfolio. This resulted in the decision to reorganize the business and to discontinue overlapping or nonstrategic product offerings. We recorded asset impairments of $232.5 million relating to this program, which consisted of a $49.1 million write-off of capitalized product development costs, $39.3 million of purchased software and $50.7 million of intangible assets associated with discontinued product lines based upon an analysis of discounted cash flows. In addition, we recorded a $74.1 million allowance for customer settlements associated with pre-July 1999 software contracts. We also recorded a $9.4 million loss on the sale of a non-core foreign operation, a $7.7 million charge for uncollectible unbilled receivables and a $2.2 million charge for obsolete equipment associated with the discontinued products. Substantially all of these charges were non-cash asset write-offs, except for the customer settlements. In addition, a charge of $0.6 million was recorded for costs to prepare the facilities for disposal, lease costs and property taxes required subsequent to termination of operations and other exit-related activities.

We recorded a $3.9 million severance charge related to the above activities, for approximately 300 employees, primarily in product development and support and administrative functions, who were terminated at the end of 2000.

•	In the fourth quarter of 2000, we reviewed the operations and cost structure of our Medical-Surgical Solutions segment. This resulted in the planned closure of a sales office and a workforce reduction. We recorded a charge of $0.6 million for exit-related costs and a severance charge of $2.3 million relating to the termination of approximately 200 employees, primarily in warehouse, administration and sales functions.

•	Also in 2000, we reassessed restructuring plans from prior years. This resulted in decisions to retain one of the six pharmaceutical distribution centers previously identified for closure, reduce the number of medical-surgical distribution center closures and close an additional pharmaceutical distribution center. In connection with these reassessments, we reversed $6.9 million in exit-related costs and $2.0 million in severance costs, and recorded additional asset impairments of $1.7 million due to a change in estimated costs to complete these activities.

•	We completed the closures of the three pharmaceutical distribution centers mentioned above. In addition, we realigned our sales organization and eliminated certain other back-office functions. We also completed the closures of three medical-surgical distribution centers.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The following table summarizes the activity related to the restructuring liabilities for the three years ending March 31, 2002:

	Pharmaceutical		Medical-Surgical		Information
	Solutions		Solutions		Solutions		Corporate

		Exit-		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Related	Total

Balance, March 31, 1999	$13.6	$9.0	$3.2	$10.0	$6.0	$0.6	$—	$—	$42.4
Current year expenses	—	—	2.3	0.6	3.9	0.6	—	—	7.4
Adjustments to prior years’ expenses	(0.5)	(3.3)	(0.7)	(3.6)	(0.8)	—	—	—	(8.9)

Net expense for the period	(0.5)	(3.3)	1.6	(3.0)	3.1	0.6	—	—	(1.5)
Cash expenditures	(9.7)	(2.2)	(1.0)	(0.4)	(4.2)	(0.5)	—	—	(18.0)

Balance, March 31, 2000	3.4	3.5	3.8	6.6	4.9	0.7	—	—	22.9
Current year expenses	6.6	2.6	2.9	—	3.3	8.5	24.7	0.3	48.9
Adjustments to prior years’ expenses	—	—	(0.9)	(1.3)	—	—	—	—	(2.2)

Net expense for the period	6.6	2.6	2.0	(1.3)	3.3	8.5	24.7	0.3	46.7
Cash expenditures	(4.0)	(2.5)	(1.8)	(1.4)	(4.7)	(0.2)	—	—	(14.6)

Balance, March 31, 2001	6.0	3.6	4.0	3.9	3.5	9.0	24.7	0.3	55.0
Current year expenses	0.7	2.4	11.4	15.7	7.5	1.1	0.2	0.3	39.3
Adjustments to prior years’ expenses	(2.0)	(0.6)	(0.9)	(2.7)	(1.6)	2.0	(1.3)	—	(7.1)

Net expense for the period	(1.3)	1.8	10.5	13.0	5.9	3.1	(1.1)	0.3	32.2
Cash expenditures	(3.5)	(1.0)	(3.6)	(2.6)	(3.8)	(7.6)	(6.8)	(0.3)	(29.2)

Balance, March 31, 2002	$1.2	$4.4	$10.9	$14.3	$5.6	$4.5	$16.8	$0.3	$58.0

     Accrued restructuring liabilities are included in “other liabilities” in the accompanying consolidated balance sheets. The remaining balances at March 31, 2002 for the Pharmaceutical Solutions and Medical-Surgical Solutions segments relate primarily to the consolidation of certain distribution centers including severance, costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations. Restructuring liabilities for the Information Solutions segment primarily represent accrued severance and contract liabilities. Corporate accrued severance primarily pertains to retirement costs. With the exception of the retirement costs, which are anticipated to be paid over several years, substantially all other accrued restructuring amounts are anticipated to be paid by the end of 2003.

6. Off-Balance Sheet Risk and Concentrations of Credit Risk

     Trade receivables subject us to a concentration of credit risk with customers in the retail and institutional sectors. A significant proportion of the increase in sales has been to a limited number of large customers and as a result, our credit concentration has increased. Accordingly, any defaults in payment by these large customers could have a significant negative impact on our financial condition, results of operations and liquidity. At March 31, 2002, receivables from our ten largest customers accounted for approximately 41% of total customer accounts receivable. Fiscal 2002 sales to, and March 31, 2002 receivables from, our largest customer, Rite Aid Corporation, represented approximately 14% of consolidated sales and 10% of consolidated customer accounts receivable. No other customers represented greater than 10% of consolidated sales or customer accounts receivable.

     At March 31, 2002, we had an $850 million committed receivables sales facility which was fully available. The program qualifies for sale treatment under SFAS No. 140, “Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabilities.” Sales are recorded at the estimated fair values of the receivables sold,

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions.

     We have provided financing arrangements to certain of our customers within the Pharmaceutical Solutions segment, some of which are on a revolving basis. At March 31, 2002, a total of approximately $289.2 million was outstanding and was reflected as other receivables and notes receivable on the consolidated balance sheet. Under the terms of the financing arrangements, we have a security interest in the customers’ assets.

     We have also provided financing to certain customers in the form of guarantees to third parties. We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event that customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed credit facilities and the payment of leases for certain customers. As at March 31, 2002, these guarantees approximated $103.9 million for the repurchase of inventories and $108.7 million for the repayment of credit facilities and lease obligations. The expiration of these guarantees are as follows: $26.8 million, $25.8 million, $22.1 million, $2.4 million, and $42.1 million from 2003 through 2007, and $93.4 million thereafter.

7. Receivables

	March 31,

(In millions)	2002	2001	2000

Customer accounts	$3,810.1	$3,298.8	$2,847.4
Other	510.9	564.3	462.0

Total	4,321.0	3,863.1	3,309.4
Allowances	(319.5)	(419.7)	(274.9)

Net	$4,001.5	$3,443.4	$3,034.5

     The allowances are for uncollectible accounts, discounts, returns, refunds, customer settlements and other adjustments.

8. Inventories

     The LIFO method was used to value approximately 90%, 90% and 87% of our inventories at March 31, 2002, 2001 and 2000. Inventories before the LIFO cost adjustment, which approximates replacement cost, were $6,243.5 million, $5,358.4 million and $4,397.2 million at March 31, 2002, 2001 and 2000.

9. Property, Plant and Equipment, net

	March 31,

(In millions)	2002	2001	2000

Land	$33.8	$33.8	$34.5
Building, machinery and equipment	1,145.8	1,225.2	1,115.1

Total property, plant and equipment	1,179.6	1,259.0	1,149.6
Accumulated depreciation	(584.9)	(663.7)	(594.2)

Property, plant and equipment, net	$594.7	$595.3	$555.4

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

10. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the three years ended March 31, 2002 were as follows:

	Pharmaceutical	Medical-Surgical	Information
(In millions)	Solutions	Solutions	Solutions	Total

Balance, March 31, 1999	$226.1	$730.4	$32.2	$988.7
Goodwill acquired, net of purchase price adjustments, and other	21.1	(1.3)	100.6	120.4
Amortization	(6.5)	(19.3)	(11.8)	(37.6)
Loss on sale and asset write-down	—	—	(6.5)	(6.5)

Balance, March 31, 2000	240.7	709.8	114.5	1,065.0
Goodwill acquired, net of purchase price adjustments, and other	12.3	(1.4)	44.8	55.7
Amortization	(8.0)	(19.0)	(22.4)	(49.4)
Asset write-downs (Financial Note 5)	—	—	(107.9)	(107.9)

Balance, March 31, 2001	245.0	689.4	29.0	963.4
Goodwill acquired, net of purchase price adjustments and other	58.9	—	—	58.9

Balance, March 31, 2002	$303.9	$689.4	$29.0	$1,022.3

     Information regarding other intangible assets is as follows:

	March 31,

(In millions)	2002	2001	2000

Customer lists	$88.1	$80.8	$79.4
Technology	44.1	48.0	56.4
Trademarks and other	22.5	21.1	22.3

Gross intangibles	154.7	149.9	158.1
Accumulated depreciation	(61.3)	(48.9)	(37.5)

Intangibles, net	$93.4	$101.0	$120.6

     Substantially all of the other intangible assets are being amortized. Amortization expense of other intangible assets was $14.4 million, $16.4 million and $17.9 million for 2002, 2001 and 2000. The weighted average remaining amortization period for customer lists, technology and trademarks and other intangible assets are as follows: 7.3 years, 6.8 years and 27.2 years. Estimated future annual amortization expense of these assets is as follows: $15.5 million, $15.2 million, $14.5 million, $10.1 million and $9.7 million for 2003 through 2007.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

11. Long-Term Debt

	March 31,

(In millions)	2002	2001	2000

ESOP related debt	$74.4	$88.9	$99.9
4.50% Exchangeable subordinated debentures due March, 2004	6.4	6.5	28.1
8.91% Series A Senior Notes due February, 2005	100.0	100.0	100.0
8.95% Series B Senior Notes due February, 2007	20.0	20.0	20.0
9.13% Series C Senior Notes due February, 2010	215.0	215.0	215.0
6.875% Notes due March, 2002	—	175.0	175.0
6.55% Notes due November, 2002	125.0	125.0	125.0
6.30% Notes due March, 2005	150.0	150.0	150.0
6.40% Notes due March, 2008	150.0	150.0	150.0
7.75% Notes due February, 2012	398.0	—	—
7.65% Debentures due March, 2027	175.0	175.0	175.0
5.375% IDRBs due through December, 2011	5.5	5.5	9.0
Capital lease obligations (averaging 8.5%)	6.5	16.0	9.9
Other, 7.0% to 10.0%, due through March, 2008	3.8	2.8	3.1

Total debt	1,429.6	1,229.7	1,260.0
Less current portion	141.2	194.1	16.2

Total long-term debt	$1,288.4	$1,035.6	$1,243.8

     We have a 364-day revolving credit agreement that allows for short-term borrowings of up to $1.075 billion and which expires in October 2002, and a $400.0 million five-year revolving credit facility which expires in October 2003. These facilities are primarily intended to support our commercial paper borrowings. We also have a committed revolving receivables sale facility aggregating $850 million, which we intend to renew on or before June 14, 2002. At March 31, 2002, we had no short-term borrowings, no borrowings under the revolving credit facilities, and no borrowing equivalents under the revolving receivables sale facility.

     On January 24, 2002, we completed a public offering of $400.0 million of 7.75% unsecured notes, due in 2012. These notes are redeemable at any time, in whole or in part, at our option. Net proceeds of $397.3 million for the issuance of these notes was used to repay term debt and for other general corporate purposes. In 2000, we issued the Series A, B and C senior fixed-rate notes totaling $335.0 million of which the net proceeds were used to repay term debt and for other general corporate purposes.

     ESOP related debt (see Note 15), bears interest at rates ranging from 8.6% fixed rate to approximately 89% of LIBOR or LIBOR plus 0.4% and is due in semi-annual and annual installments through 2009.

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At March 31, 2002, this ratio was 25.7% and we were in compliance with our other financial covenants.

     Aggregate annual payments on long-term debt, including capital lease obligations, for the years ending March 31, are as follows: $141.2 million in 2003, $15.8 million in 2004, $261.6 million in 2005, $8.4 million in 2006, $28.7 million in 2006 and $973.9 million thereafter.

12. Convertible Preferred Securities

     In February 1997, our wholly-owned subsidiary trust issued 4 million shares of preferred securities to the public and 123,720 common securities to us, which are convertible at the holder’s option into McKesson Corporation common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of our 5% Convertible Junior Subordinated Debentures due 2027 (the “Debentures”). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at the rate of 5%, payable quarterly, and are redeemable by us at 102.5% of the principal amount.

     Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson Corporation common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by us at 102.5% of the liquidation amount.

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

13. Lease Obligations

     We lease facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $11.2 million, $13.7 million and $9.1 million at March 31, 2002, 2001 and 2000. Amortization of capital leases is included in depreciation expense.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Future minimum lease payments and sublease rental income in years ending March 31 are:

	Non-cancelable	Non-cancelable
(In millions)	Operating Leases	Sublease Rentals	Capital Leases

2003	$98.7	$5.3	$3.1
2004	80.5	3.3	1.6
2005	61.5	2.9	1.1
2006	54.1	1.8	0.6
2007	41.6	1.1	0.1
Thereafter	80.7	0.8	0.9

Total minimum lease payments	$417.1	$15.2	7.4

Less amounts representing interest			0.9

Present value of minimum lease payments			$6.5

     Rental expense was $110.1 million, $108.7 million and $108.3 million in 2002, 2001 and 2000. Most real property leases contain renewal options and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts.

14. Financial Instruments and Hedging Activities

     At March 31, 2002, we had a currency swap agreement to convert CN$173 million to U.S.$125 million. This agreement matures in November 2002. We also had several currency swap agreements to convert a total of 12.2 million Pounds Sterling to $16.8 million. These agreements have various maturities through December 2004.

     On April 29, 2002, we entered into two interest rate swap agreements. The first agreement exchanges a fixed interest rate of 8.91% per annum to LIBOR plus 4.155%, on a notional amount of $100 million. The second agreement exchanges a fixed interest rate of 6.30% per annum to LIBOR plus 1.575%, on a notional amount of $150 million. These agreements expire in February and March of 2005.

     In February 2001, we paid $8.2 million to terminate two interest rate swap agreements, each with a notional principal amount of $150 million. The swaps were scheduled to mature in 2005 and 2008 and swap fixed interest payments of 6.30% and 6.40%, for floating interest payments based on a LIBOR index. These swaps included an embedded interest rate cap of 7%. The termination fee is being amortized on the straight-line method over the remaining life of the underlying debt.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     At March 31, 2002, 2001 and 2000, the carrying amounts of cash and cash equivalents, marketable securities, receivables, drafts payable and accounts payable, and other liabilities approximate their estimated fair values because of the short maturity of these financial instruments. The carrying amounts and estimated fair values of our remaining financial instruments at March 31, were as follows:

	2002		2001		2000

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Long-term debt, including current portion	$1,429.6	$1,465.5	$1,229.7	$1,231.1	$1,260.0	$1,180.9
Convertible preferred securities	196.1	220.0	195.9	173.5	195.8	145.5
Interest rate swaps — unrealized loss	—	—	—	—	—	11.0
Foreign currency rate swaps	18.0	18.0	15.0	17.5	5.4	5.6

     The estimated fair values of these instruments were determined based on quoted market prices or market comparables. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future.

15. Pension Plans and Other Postretirement Benefits

     We maintain a number of qualified and nonqualified defined benefit retirement plans and defined contribution plans for eligible employees. We also provide postretirement benefits, consisting of health care and life insurance benefits, for certain eligible U.S. employees.

Defined Benefit Pension Plans

     Prior to 1997, substantially all U.S. full-time employees of McKesson were covered under either the Company-sponsored defined benefit retirement plan or by bargaining unit sponsored multi-employer plans. In 1997, we amended the Company-sponsored U.S. defined benefit plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. Accordingly, U.S. employees joining the Company after 1997 are not eligible for coverage under the Company-sponsored defined benefit retirement plan. The benefits for such Company-sponsored plans are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have nonqualified supplemental defined benefit plans for certain U.S executives, which are non-funded.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The change in benefit obligation, plan assets and funded status for our U.S. defined benefit retirement plans are as follows:

	Years Ended March 31,

(In millions)	2002	2001	2000

Change in benefit obligations:
Benefit obligation at beginning of year	$330.0	$317.7	$349.4
Service cost	2.2	1.6	2.0
Interest cost	23.7	23.8	24.2
Amendments	—	10.6	5.4
Actuarial losses (gains)	5.5	8.3	(27.8)
Benefit payments	(29.5)	(32.0)	(35.5)

Benefit obligation at end of year	$331.9	$330.0	$317.7

Change in plan assets:
Fair value of plan assets at beginning of year	$376.2	$395.3	$310.9
Actual return (loss) on plan assets	(4.8)	12.9	110.0
Employer contributions	5.5	4.9	9.9
Expenses paid	(0.6)	(4.9)	—
Benefits paid	(29.5)	(32.0)	(35.5)

Fair value of plan assets at end of year	$346.8	$376.2	$395.3

Funded status:
Funded status at end of year	$15.1	$46.2	$77.6
Unrecognized net actuarial (gain) loss	22.4	(25.0)	(66.0)
Unrecognized prior service cost	6.0	6.8	6.1

Prepaid benefit cost	$43.5	$28.0	$17.7

Net amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$89.1	$70.7	$48.2
Accrued benefit cost	(45.7)	(42.7)	(30.5)
Intangible asset	6.0	6.8	6.0
Minimum pension liability-net of tax of $6.6, $5.3 and $5.9	(12.5)	(12.1)	(11.9)

Net amount recognized	$36.9	$22.7	$11.8

     The following table provides components of the net periodic pension expense (income) for our U.S. defined benefit retirement plans:

	Years Ended March 31,

(In millions)	2002	2001	2000

Service cost—benefits earned during the year	$2.2	$1.6	$2.0
Interest cost on projected benefit obligation	23.7	23.8	24.2
Expected return on assets	(35.6)	(37.3)	(29.3)
Amortization of unrecognized loss (gain) and prior service costs	0.8	(3.3)	2.7
Immediate recognition of pension cost (gain) (1)	(1.0)	9.1	8.3

Net pension expense (income)	$(9.9)	$(6.1)	$7.9

(1)	These amounts are primarily associated with changes in executive management, based on the terms of employment contracts.

     The assets of the plan consist primarily of listed common stocks (other than that of the Company) and bonds. These assets are measured at fair value (on a calendar year basis), which is determined based on quoted market prices.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The projected unit credit method is utilized for measuring net periodic pension cost over the employees’ service life. Costs are funded based on the recommendations of independent actuaries. The projected benefit obligations for Company-sponsored plans were determined using discount rates of 7.25% at December 31, 2001, 7.5% at December 31, 2000 and 7.75% at December 31, 1999 and an assumed increase in future compensation levels of 4.0% for all periods presented. The expected long-term rate of return on assets used to determine pension expense was 9.75% for all periods.

Defined Contribution Plans

     We have contributory profit sharing investment plans (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Eligible employees may contribute up to 16% of their compensation to an individual retirement savings account. The Company makes matching contributions equal to or greater than 50% of employee contributions, not to exceed 3% of employee compensation. The Company provides for the U.S. PSIP contributions with its common shares through its leveraged Employee Stock Ownership Program (“ESOP”).

     The ESOP has purchased an aggregate of 24.3 million shares of the Company’s common stock since inception. These purchases have been financed by 10 to 20-year loans from or guaranteed by us. The ESOP’s outstanding borrowings are reported as a liability of the Company and the related receivables from the ESOP are shown as a reduction of stockholders’ equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings (see Financial Note 11). Stock is made available from the ESOP based on debt service payments on ESOP borrowings.

     Contribution expense for the PSIP for the three years ended 2002 was all ESOP related. After-tax ESOP expense, including interest expense on ESOP debt, was $9.5 million, $9.6 million and $11.3 million, in 2002, 2001 and 2000. Approximately 1.4 million, 1.5 million and 2.6 million shares of common stock were allocated to plan participants in 2002, 2001 and 2000. Through March 31, 2002, 17.6 million common shares have been allocated to plan participants, resulting in a balance of 6.7 million common shares in the ESOP which have not yet been allocated to plan participants.

Healthcare and Life Insurance

     In addition to providing pension benefits, we provide healthcare and life insurance benefits for certain retired employees. Our policy is to fund these benefits as claims are paid.

     The following table presents a reconciliation of the postretirement healthcare and life insurance benefits obligation:

	Years Ended March 31,

(In millions)	2002	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$133.3	$123.0	$120.7
Service cost	0.8	0.7	1.1
Interest cost	9.5	9.1	8.1
Actuarial loss	32.8	14.5	5.4
Benefits paid	(15.7)	(14.0)	(12.3)

Benefit obligation at end of year	$160.7	$133.3	$123.0

Funded Status:
Funded status at end of year	$(160.7)	$(133.3)	$(123.0)
Unrecognized actuarial loss	44.3	20.6	10.0
Unrecognized prior service cost	(5.2)	(6.1)	(7.0)

Accrued post-retirement benefit obligation	$(121.6)	$(118.8)	$(120.0)

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Expenses for postretirement healthcare and life insurance benefits consisted of the following:

	Years Ended March 31,

(In millions)	2002	2001	2000

Service cost—benefits earned during the period	$0.8	$0.7	$1.1
Interest cost on projected benefit obligation	9.5	9.1	8.1
Amortization of unrecognized gain and prior service costs	(0.9)	(0.9)	(0.9)
Recognized actuarial loss (gain)	9.1	4.0	(0.3)

Total	$18.5	$12.9	$8.0

     The assumed healthcare cost trend rates used in measuring the accumulated postretirement benefit obligation were 11.0% in 2002 and 5% in 2001 and 2000. The healthcare cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by one percentage point would increase the accumulated postretirement healthcare and life insurance obligation as of March 31, 2002 by $10.3 million and the related 2002 aggregate service and interest costs by $0.7 million. Decreasing the trend rate by one percentage point would reduce the accumulated postretirement healthcare and life insurance obligation as of March 31, 2002 by $9.2 million and the related 2002 aggregate service and interest cost by $0.6 million. The discount rates used in determining the accumulated postretirement benefit obligation were 7.25%, 7.5% and 7.75% at March 31, 2002, 2001 and 2000.

     We have an employee discount stock purchase plan for eligible employees. Under the plan, participants may authorize payroll deductions of up to 15% of their total cash compensation to purchase our common stock at a 15% discount. The plan has 24-month offering periods with purchases made every 6 months. Purchases are made at the lower of the closing stock price on the first day of the offering period or each purchase date.

16. Income Taxes

     The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,

(In millions)	2002	2001	2000

Current
Federal	$78.3	$52.4	$62.9
State and local	4.8	8.2	19.8
Foreign	22.7	13.1	13.1

Total current	105.8	73.7	95.8

Deferred
Federal	56.4	(16.2)	30.5
State and local	17.4	(6.9)	(5.7)
Foreign	3.0	1.7	1.7

Total deferred	76.8	(21.4)	26.5

Total income taxes	$182.6	$52.3	$122.3

     The principal items accounting for the difference in income taxes on income from continuing operations before income taxes computed at the Federal statutory income tax rate and income taxes are as follows:

	Years Ended March 31,

(In millions)	2002	2001	2000

Income taxes at Federal statutory rate	$212.6	$5.5	$109.6
State and local income taxes net of federal tax benefit	14.4	0.9	14.5
Nondeductible items	(1.4)	56.9	8.2
Tax settlements	20.7	(12.9)	—
Foreign taxes (benefit) rate differential	(18.2)	4.0	0.7
Dividends received from foreign investments	44.3	1.4	1.2
Dispositions	(40.0)	—	—
Foreign tax credit	(47.0)	(0.6)	—
Other—net	(2.8)	(2.9)	(11.9)

Income taxes	$182.6	$52.3	$122.3

     Foreign pre-tax earnings were $125.1 million, $30.8 million and $40.5 million in 2002, 2001 and 2000. At March 31, 2002, undistributed earnings of our foreign operations totaling $80.8 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Deferred tax balances consisted of the following:

	March 31,

(In millions)	2002	2001	2000

Assets
Receivable allowances	$133.5	159.3	$104.1
Deferred revenue	91.8	40.2	39.9
Compensation and benefit-related accruals	69.7	96.4	38.8
Other	34.0	53.9	137.7

Current	329.0	349.8	320.5

Nondeductible accruals for employee benefit plans	70.2	78.6	129.1
Intangibles	50.7	67.2	84.8
Investment valuation	46.7	39.6	0.6
Loss and credit carryforwards and other	30.1	9.7	18.4

Noncurrent	197.7	195.1	232.9

Total	$526.7	544.9	$553.4

Liabilities
Basis differences for inventory valuation and other assets	$(293.6)	$(251.0)	$(208.0)
Other	(2.0)	(10.6)	(0.6)

Current	(295.6)	(261.6)	(208.6)

Basis difference for fixed assets	(37.3)	(34.3)	(8.3)
Systems development costs	(110.6)	(93.6)	(88.7)
Retirement plans and other	(37.7)	(33.0)	(41.3)

Noncurrent	(185.6)	(160.9)	(138.3)

Total	$(481.2)	$(422.5)	$(346.9)

Total net current—included in prepaid expenses	$33.4	$88.2	$111.9
Total net noncurrent—included in other assets	12.1	34.2	94.6

Total net deferred tax assets	$45.5	$122.4	$206.5

     We have an alternative minimum tax credit carry forward of $25.5 million, which has an indefinite life.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

17. Stockholders’ Equity

     In October 1994, our Board of Directors declared a dividend of one right (a “Right”) for each then outstanding share of common stock and authorized the issuance of one Right for each share subsequently issued to purchase, upon the occurrence of certain specified triggering events, a unit consisting of one hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without limitation, the acquisition by another entity of 15% or more of our common stock without the prior approval of our Board. The Rights have certain anti-takeover effects and will cause substantial dilution to the ownership interest of a person or group that attempts to acquire us on terms not approved by the Board. The Rights expire in 2004 unless redeemed earlier by the Board. As a result of the two-for-one stock split in 1998, each share of common stock now has attached to it one-half of a Right.

     We have several equity compensation plans (stock option, restricted stock and stock purchase plans) under which employees and non-employee directors receive grants and awards. As a result of acquisitions, we also have 21 other option plans; however, no further awards have been made under these plans since the date of acquisition. Under the active stock option and restricted stock plans, we were authorized to grant up to 76.1 million shares as of March 31, 2002.

     The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the Directors’ Plan (defined below) which is administered by the Committee on Directors and Corporate Governance.

1994 Stock Option and Restricted Stock Plan

     The 1994 Stock Option and Restricted Stock Plan (the “1994 Plan”) was adopted by the Board of Directors in 1994 and provides for the grant of 41.2 million shares, which includes awards granted under predecessor plans, in the form of nonqualified stock options or incentive stock options (“ISOs”), as defined under Section 422 of the Internal Revenue Code (“the Code”), with or without tandem stock appreciation rights (“SARs”), or restricted stock.

     Options granted under the 1994 Plan are generally subject to the same terms and conditions as those granted under the 1999 Plan, discussed below, except that under the 1994 Plan (i) only executive officers of the Company are eligible to receive option grants, (ii) ISOs may be granted to eligible participants, and (iii) there is an annual per person limit on the number of options for purposes of Section 162(m) of the Code.

1997 Non-Employee Directors’ Equity Compensation and Deferral Plan

     The 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan (the “Directors’ Plan”) was adopted in 1997 and provides for the grant of 1.3 million shares in the form of nonqualified stock options or restricted stock units to non-employee directors of the Company. Shares subject to option grants which cease to be exercisable shall not be counted against the number of shares available under the Directors’ Plan. Restricted stock units (described below), whether or not distributed in the form of restricted stock, will be counted against the number of shares available. The Directors’ Plan will terminate on December 31, 2006 or such earlier date as determined by the Board of Directors.

     The compensation for each non-employee director of the Company includes an annual retainer. Under the Director’s Plan, each director is required to defer 50% of his or her annual retainer into either Restricted Stock Units (“RSUs”) or nonqualified stock options (“Retainer Options”). Each director may also defer the remaining 50% of the annual retainer into RSUs, Retainer Options or into the Company’s deferred compensation plan (“DCAP II”), or may elect to receive cash. Directors may also receive a fee for each Board or Committee meeting attended, and Committee chairs receive an additional annual fee. These fees may be deferred into RSUs or DCAP II or may be paid in cash.

     Retainer Options are granted at not less than fair market value and have a term of ten years. The number of Retainer Options granted is determined by applying a conversion factor to the closing price of the common stock on the date of grant, and dividing that number into the amount of annual retainer being deferred. Retainer Options granted prior to May 29, 2002 vest after one year. Retainer Options granted after that date vest immediately. Currently, each January directors are granted an option for 10,000 shares of the Company’s common stock.

     The number of RSUs granted is determined by the amount of retainer and fees deferred, divided by the fair market value of the Company’s common stock on the last trading day of the calendar quarter in which those amounts would otherwise be payable. RSUs entitle the holder, upon distribution, to receive a cash payment equal to either the fair market value of one share of common stock, or one share of common stock. RSUs terminate upon distribution. Upon the occurrence of a change of control, common stock to be issued in respect of all RSUs will be immediately distributed.

1973 Stock Purchase Plan

     The 1973 Stock Purchase Plan (the “SPP”) was adopted by the stockholders of the Company’s predecessor in 1973. The Company’s stockholders approved an additional 2.5 million shares to be issued under the SPP in 1999, which remain available for issuance under the SPP. Rights to purchase shares are granted under the SPP to key employees of the Company as determined by the Compensation Committee of the Board. Members of the Committee are not eligible to receive awards under the SPP.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The purchase price of the Company common stock subject to rights granted under the SPP is the fair market value of such stock on the date the right is exercised (which shall be the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”)). Purchases are evidenced by written stock purchase agreements which provide for the payment of the purchase price by (i) payment in cash, or (ii) a promissory note payable on a repayment schedule determined by the Committee, or (iii) a combination of (i) and (ii). Subject to the requirements of applicable law, stock purchased by an employee may have to be pledged to the Company as collateral for the promissory note under the terms and conditions within the stock purchase agreement.

2000 Employee Stock Purchase Plan

     The 2000 Employee Stock Purchase Plan (“ESPP”) is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company’s international and other subsidiaries. As to those employees, the ESPP does not so qualify. The ESPP was initially adopted by the Board of Directors of HBOC prior to the Company’s acquisition of HBOC. Currently, 6.1 million shares have been authorized for issuance under the ESPP; however, the Company is asking its stockholders to approve an increase of 5.0 million shares for the ESPP at its 2002 annual meeting.

     Each employee of the Company (and subsidiaries and related entities designated by the Committee) who has been employed for 60 days or more prior to the beginning of an offering period and who customarily works at least 20 hours per week and more than five months in any calendar year is eligible to participate in the ESPP.

     The ESPP is implemented through a continuous series of 24-month offerings beginning on the first trading day on or after each May 1 and November 1 (the “Offering Dates”) and ending on the last trading day of the month which is 24 months later (the “Offering Periods”) and six-month periods beginning on each May 1 and November 1 and ending on the following October 31 and April 30, during which contributions may be made toward the purchase of common stock under the plan (“Purchase Periods”). If the fair market value of a share of the Company’s common stock on the first day of the Offering Period in which a participant is enrolled is higher than on the first day of any subsequent Offering Period, the participant will automatically be re-enrolled for the subsequent Offering Period.

     Each eligible employee may become a participant in the ESPP by making an election, at least ten days prior to any Offering Date, authorizing regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant’s compensation for any payroll period. Payroll deductions are credited to a cash account for each participant. At the end of each Purchase Period, the funds in each cash account will be used to purchase shares of the Company’s common stock, which are then held in a stock account. A participant has the right to vote the shares credited to his or her stock account, and may withdraw these shares at any time.

     The purchase price of each share of the Company’s common stock will be the lesser of (i) 85% of the fair market value of such share on the first day of the Offering Period; or (ii) 85% of the fair market value of such share on the last day of the applicable Purchase Period. The purchase price is subject to adjustment to reflect certain changes in the Company’s capitalization. In general, the maximum number of shares of common stock that may be purchased by a participant for each Purchase Period is determined by dividing $12,500 by the fair market value of one share of common stock on the Offering Date. In no event may a participant purchase shares with a fair market value in excess of $25,000 in each calendar year.

     The following are descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:

1999 Stock Option and Restricted Stock Plan

     The 1999 Stock Option and Restricted Stock Plan (the “Plan”) was adopted by the Board of Directors in 1999. The Plan provides for the grant of 32.7 million shares in the form of nonqualified stock options, with or without SARs or restricted stock. Shares subject to option grants which cease to be exercisable continue to be available for subsequent option grants. Options may be granted under the Plan to eligible employees of the Company. No officers or directors (as defined under the NYSE rules (the “NYSE Rules”)) participate in this Plan, as the Plan is intended to be broadly-based under Section 312 of the NYSE Rules.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Options are granted at not less than fair market value and have a term of ten years. Options granted as installment options generally become exercisable in four equal annual installments beginning one year after the grant date, and options granted as non-installment options become fully exercisable at any time after four years from the date of grant. Options are exercisable for up to three months following termination of employment. The post-termination exercise period may generally be extended for a period of time up to three years, but in no event beyond the original option term, if the termination is due to retirement, death or long-term disability. In addition, options are subject to special rules regarding forfeiture in situations when a participant engages in actions specified in the Statement of Terms and Conditions (“ST & C”) as being detrimental to the Company.

     Restricted stock granted under the Plan contains certain restrictions on transferability and may not be sold, assigned, transferred, pledged or otherwise disposed of until such restrictions lapse. Such shares will be forfeited if the grantee’s continuous employment with the Company is terminated (except as provided in the Plan or in the agreement evidencing the restricted stock award) prior to the lapsing of the restrictions or if achievement of performance goals set forth as a condition to the lapsing of restrictions has not been attained. Grantees may elect to use stock to satisfy any withholding tax obligation upon the lapsing of restrictions on restricted stock awards. In addition, restricted stock awards are subject to special rules regarding forfeiture in situations when a participant engages in actions specified in the ST&C as being detrimental to the Company. The Plan also provides that outstanding options become immediately exercisable and the restrictions on restricted stock awards immediately lapse upon the occurrence of a change of control of the Company.

1998 Canadian Stock Incentive Plan

     The 1998 Canadian Stock Incentive Plan (the “Canadian Plan”) was adopted by the Board of Directors in January 1998, following the Company’s acquisition of a Canadian company, to provide nonqualified stock options, with or without tandem SARs, to eligible employees of the Canadian company. The Canadian Plan has subsequently been amended to allow for the grant of stock options to employees of any of the Company’s Canadian subsidiaries. A total of 0.9 million shares have been authorized for issuance under the Canadian Plan.

     Options granted under the Canadian Plan are generally subject to the same terms and conditions as those granted under the 1999 Plan, discussed above, except that (i) options may be granted for less than the fair market value of the Company’s common stock on the date of grant, and (ii) all options will become immediately exercisable upon an employee’s disability or death and must be exercised within three years of such date.

Stock Option Plans Adopted in January 1999 and August 1999

     On January 27, 1999 and August 25, 1999 the Board of Directors adopted certain stock option plans (the “January 1999 Plan” and the “August 1999 Plan”, or together the “Plans”) to provide stock options to purchase shares of the Company’s common stock to eligible employees of the Company. A maximum of 5.2 million and 5.8 million shares of common stock were authorized for issuance under the January 1999 and August 1999 Plans. In each case the Plans state that: (i) under each of the Plans no single officer or director of the Company or any subsidiary could acquire more than 1% of the Company’s common stock outstanding at the time the Plans were adopted and (ii) each of the Plans, together with all stock option or purchase plans, or any other arrangements pursuant to which officers or directors of the Company may acquire common stock (other than stock plans for which stockholder approval is not required under Section 312.03 of the NYSE Rules), does not authorize the issuance of more than 5% of the Company’s common stock outstanding at the time the Plans were adopted (collectively the “NYSE Limits”). Options were granted under each of the Plans to eligible employees of the Company. No further grants will be made from either of the Plans.

     The options were granted at not less than fair market value and have a term of ten years. For options granted under the January 1999 Plan, an optionee must generally remain in the continuous employment of the Company and/or one of its affiliates for a period of at least twenty-four months from the date on which the option was granted in order to become eligible to exercise such option, at which time the option shall be exercisable as to 50% of the shares subject to the option. Thereafter, the option will be exercisable as to 25% of the shares subject to the option after 36 months of continuous employment and shall become exercisable as to the remaining 25% of the shares subject to the option after 48 months of continuous employment. Options granted under the August 1999 Plan as installment options generally become exercisable in four equal annual installments beginning one year after the grant date and options granted as non-installment options become fully exercisable at any time after four years from the date of

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

grant. Any portion of an option not exercised as it becomes exercisable shall accumulate and may thereafter be exercised by the optionee at any time during the option term. Options are generally exercisable for up to three months following termination of employment. The post-termination exercise period may generally be extended for a period of time up to three years, but in no event beyond the original option term, if the termination is due to retirement, death or long-term disability.

     The Plans provide that outstanding options become fully vested and immediately exercisable upon the occurrence of the optionee’s death, long-term disability, retirement (subject to certain conditions) or a change of control of the Company. In addition, awards under the Plans are subject to special rules regarding forfeiture in situations when a participant engages in actions specified in the ST&C’s as being detrimental to the Company.

Restricted Stock Plan Adopted in January 2000

     On January 31, 2000 the Board adopted a certain restricted stock plan (the “January 2000 Plan”) to make grants of restricted stock to eligible employees of the Company. A maximum of 0.5 million shares of common stock was authorized for issuance under the January 2000 Plan, subject to the NYSE Limits. No further grants will be made from the January 2000 Plan.

     Restricted stock granted under the January 2000 Plan shall contain certain restrictions on transferability and may not be sold, assigned, transferred, pledged or otherwise disposed of until such restrictions lapse. Such shares will be forfeited if the grantee’s continuous employment with the Company is terminated (except as provided in the Plan or in the agreement evidencing the restricted stock award) prior to the lapsing of the restrictions. Grantees may elect to use stock to satisfy any withholding tax obligation upon the lapsing of restrictions on restricted stock awards.

     If a grantee’s employment with the Company terminates as a result of his or her death, disability or retirement (subject to certain conditions), the restrictions on restricted stock awards shall lapse upon the date of such termination. In addition, awards under the January 2000 Plan are subject to special rules regarding forfeiture in situations when a participant engages in actions specified in the ST&Cs as being detrimental to the Company.

1999 Executive Stock Purchase Plan

     The 1999 Executive Stock Purchase Plan (the “1999 SPP”) was adopted by the Board of Directors in February 1999. The 1999 SPP provided for the grant of rights to purchase a maximum of 0.7 million shares of common stock subject to the NYSE Limits. No further grants will be made from the 1999 SPP. Rights to purchase shares were granted under the 1999 SPP to eligible employees of the Company. Members of the Board of Directors who were not employed as regular salaried officers or employees of the Company or any subsidiary of the Company were not permitted to participate in the Plan. Members of the Committee were not eligible to receive awards under the Plan.

     The purchase price of the Company common stock subject to rights granted under the 1999 SPP was equal to the fair market value of the Company’s common stock on the date the right was exercised (which was the closing price of the Company’s common stock on the NYSE). Purchases were evidenced by written stock purchase agreements which provide for the payment of the purchase price by (i) payment in cash, or (ii) a promissory note payable on a repayment schedule determined by the Compensation Committee of the Board, or (iii) a combination of (i) and (ii).

HBOC 1994 UK Sharesave Scheme

     In connection with the acquisition by the Company of HBOC, we assumed the HBOC 1994 UK Sharesave Scheme (“1994 Scheme”) which is similar to the ESPP, under which 24,000 shares remain available for issuance.

     Employees and previous directors of HBOC and its subsidiaries, who are residents of the United Kingdom were eligible to receive options under the 1994 Scheme. The exercise price of the stock covered by each option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. Participants under

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

the 1994 Scheme pay for options through monthly contributions, subject to both minimum and maximum monthly amount limitations. If, after three years from the date an option was granted to a participant, the participant is terminated by reason of his or her death, disability, retirement, change of control or any other reason other than for cause, the participant may exercise the option for a period of three years. In the event the participant is terminated, other than as described in the immediately preceding sentence, or in the event a participant gives notice of his or her intent to discontinue monthly contributions or requests repayment of such monthly contributions, the option shall not be exercisable at all. In the event a participant withdraws from the 1994 Scheme, his or her contributions shall be refunded, provided that such refunded amount shall include interest in the event a participant had made monthly contributions for more than twelve months.

     The following is a summary of options outstanding at March 31, 2002:

			Options Outstanding			Options Exercisable

			Number of	Weighted-Average		Number of
			Options	Remaining	Weighted-	Options	Weighted-
Range of			Outstanding At	Contractual Life	Average	Exercisable at	Average
Exercise Prices			Year End	(Years)	Exercise Price	Year End	Exercise Price

$0.01	–	$13.67	1,926,084	2.0	$6.70	1,901,084	$6.79
$13.68	–	$27.35	11,678,873	6.9	21.26	6,392,777	21.06
$27.36	–	$41.02	32,444,657	7.6	32.68	12,794,671	30.57
$41.03	–	$54.70	2,254,139	5.1	47.97	2,207,066	48.02
$54.71	–	$68.37	798,964	5.6	58.64	738,510	58.09
$68.38	–	$82.05	12,857,809	5.9	72.96	10,315,876	72.94
$82.06	–	$95.72	491,390	4.8	90.69	491,390	90.69
$95.73	–	$123.07	373,334	5.2	113.50	373,334	113.50
$123.08	–	$136.74	373,334	5.2	136.74	373,334	136.74

			63,198,584	6.8	40.39	35,588,042	44.34

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Expiration dates range from April 1, 2002 to March 7, 2012.

     The following is a summary of changes in the options for the stock option plans:

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	60,732,305	$39.36	56,275,715	$42.24	39,472,342	$55.11
Granted	9,592,339	38.25	11,599,389	28.50	24,650,681	25.68
Exercised	(3,660,236)	16.73	(1,149,465)	13.11	(1,212,262)	14.92
Canceled	(3,465,824)	41.15	(5,993,334)	50.42	(6,635,046)	63.23

Outstanding at year end	63,198,584	40.39	60,732,305	39.36	56,275,715	42.24

     Pursuant to SFAS No. 123, we have elected to account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the stock option plan been recognized based on the fair value at the grant dates for awards under those plans, consistent with the provision of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as indicated in the table below. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma income (loss) from continuing operations may not be representative of compensation cost in subsequent years, when the effect of amortization of multiple awards would be reflected.

	Years Ended March 31,

(in millions, except per share amounts)	2002	2001	2000

Income (loss) from continuing operations
As reported	$418.6	$(42.7)	$184.6
Pro forma	256.9	(179.4)	82.2
Earnings (loss) per common share—diluted
As reported	$1.43	$(0.15)	$0.65
Pro forma	0.88	(0.63)	0.29
Earnings (loss) per common share—basic
As reported	$1.47	$(0.15)	$0.66
Pro forma	0.90	(0.63)	0.29

     Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended March 31,

	2002	2001	2000

Expected stock price volatility	31.5%	48.5%	46.0%
Expected dividend yield	0.52%	0.75%	1.50%
Risk-free interest rate	3.8%	4.7%	6.1%
Expected life (in years)	6.0	5.0	5.0

     The weighted average fair values of the options granted during 2002, 2001 and 2000 were $12.22, $13.17 and $11.33 per share.

     Other Capital included in stockholders’ equity, includes notes receivable from certain of our current or former officers and senior managers totaling $85.5 million, $90.7 million and $94.5 million at March 31, 2002, 2001 and 2000 related to purchases of common stock under our employee stock purchase plans. Such notes were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. As of March 31, 2002, the value of the underlying stock collateral was $55.8 million. The notes bear interest at rates ranging from 2.7% to 8.0% and are due at various dates through February 2005.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

18. Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

     The computations for basic and diluted earnings (loss) per share from continuing operations are as follows

	Years Ended March 31,

(In millions, except per share amounts)	2002	2001	2000

Income (loss) from continuing operations	$418.6	$(42.7)	$184.6
Dividends on preferred securities of subsidiary trust	6.2	—	—

Income (loss) from continuing operations — diluted	$424.8	$(42.7)	$184.6

Weighted average common shares outstanding:
Basic	285.2	283.1	281.3
Effect of dilutive securities:
Options to purchase common stock	7.0	—	2.9
Trust convertible preferred securities	5.4	—	—
Restricted stock	0.5	—	—

Diluted	298.1	283.1	284.2

Earnings (loss) per share from continuing operations:
Basic	$1.47	$(0.15)	$0.66
Diluted	$1.43	$(0.15)	$0.65

     Approximately 27.4 million and 36.5 million stock options were excluded from the computations of diluted net earnings per share in 2002 and 2000 as their exercise price was higher than the Company’s average stock price. For 2001 and 2000, the convertible preferred securities were excluded from the calculations of diluted earnings per share from continuing operations as they were antidilutive as were the stock options for 2001.

     Diluted earnings per share for 2000 was revised to include the dilutive effect of 2.9 million stock options. Diluted earnings per share from continuing and discontinued operations were reduced by $0.01 each from previously reported amounts of $0.66 and $1.91, for a total of $2.57, based on revised weighted average shares outstanding of 284.2 million.

19. Other Commitments and Contingent Liabilities

I. Accounting Litigation

     Since the announcements by McKesson, formerly known as McKesson HBOC, Inc., in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Technology Business unit (now referred to as the Information Solutions segment) were improperly recorded as revenue and reversed, as of May 10, 2002, ninety-one lawsuits have been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Andersen”).

Federal Actions

     Sixty-seven of the above mentioned actions have been filed in Federal Court (the “Federal Actions”). Of these, sixty-one were filed in the U.S. District Court for the Northern District of California, one in the Northern District of Illinois, which has been voluntarily dismissed without prejudice, one in the Northern District of Georgia, which has been transferred to the Northern District of California, one in the Eastern District of Pennsylvania, which has been transferred to the Northern District of California, two in the Western District of Louisiana, which have been transferred to the Northern District of California, and one in the District of Arizona, which has been transferred to the Northern District of California.

     On November 2, 1999, the Honorable Ronald M. Whyte of the Northern District of California issued an order consolidating fifty-three of these actions into one consolidated action entitled In re McKesson HBOC, Inc. Securities Litigation, (Case No. C-99-20743 RMW) (the “Consolidated Action”). By order dated December 22, 1999, Judge

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Whyte appointed the New York State Common Retirement Fund as lead plaintiff (“Lead Plaintiff”) and approved Lead Plaintiff’s choice of counsel.

     By order dated February 7, 2000, Judge Whyte coordinated a class action alleging claims under the Employee Retirement Income Security Act (commonly known as “ERISA”), Chang v. McKesson HBOC, Inc. et al., (Case No. C-00-20030 RMW), and a shareholder derivative action that had been filed in the Northern District under the caption Cohen v. McCall et al., (Case No. C-99-20916 RMW) with the Consolidated Action. There has been no further significant activity in the Cohen action. Recent developments in the Chang action are discussed below.

     Lead Plaintiff filed an Amended and Consolidated Class Action Complaint (the “ACCAC”) on February 25, 2000. The ACCAC generally alleged that defendants violated the federal securities laws in connection with the events leading to McKesson’s announcements in April, May and July 1999. On September 28, 2000, Judge Whyte dismissed all of the ACCAC claims against McKesson under Section 11 of the Securities Act with prejudice, dismissed a claim under Section 14(a) of the Exchange Act with leave to amend, and declined to dismiss a claim against McKesson under Section 10(b) of the Exchange Act.

     On November 14, 2000, Lead Plaintiff filed its Second Amended and Consolidated Class Action Complaint (“SAC”). As with its ACCAC, Lead Plaintiff’s SAC generally alleged that McKesson violated the federal securities laws in connection with the events leading to McKesson’s announcements in April, May and July 1999. The SAC names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Bear Stearns and Andersen as defendants. The SAC purported to state claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Exchange Act.

     On January 11, 2001, McKesson filed an action in the U.S. District Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for Company shares in the January 12, 1999 merger of a McKesson subsidiary into HBOC (the “Merger”), McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al., (Case No. C01-20021 RMW) (the “Complaint and Counterclaim”). In the Complaint and Counterclaim, the Company alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, the Company seeks to recover the “unjust enrichment” received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the Merger. The Company does not allege any wrongdoing by these shareholders. On January 9, 2002, Judge Whyte dismissed the Complaint and Counterclaim with prejudice. On February 8, 2002, the Company filed a Notice of Appeal from this ruling to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). The Company’s opening brief to the Ninth Circuit is currently due to be filed on or before July 5, 2002. Because certain decisions of the Ninth Circuit raise a question as to whether the Ninth Circuit has appellate jurisdiction over the Company’s appeal, the Company has also filed a motion before Judge Whyte for an order certifying his January 9 dismissal order for immediate appeal.

     On January 7, 2002, Judge Whyte dismissed the claim in the SAC against McKesson under Section 10(b), to the extent that the claim was based on any pre-Merger conduct or statements by McKesson, and also dismissed the claim against McKesson under Section 14(a) of the Exchange Act, granting Lead Plaintiff thirty (30) days leave “for one last opportunity” to amend those claims. Judge Whyte dismissed the claim against HBOC under Section 14(a) of the Exchange Act without leave to amend. The Section 10(b) claim based on post-Merger statements remains pending against McKesson, and a Section 10(b) claim based on pre-Merger statements remains pending against HBOC.

     On February 15, 2002, Lead Plaintiff filed a Third Amended and Consolidated Class Action Complaint (the “TAC”) in the Consolidated Action. The TAC, like the SAC, purports to state claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Exchange Act in connection with the events leading to McKesson’s announcements in April, May and July 1999, and names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Andersen and Bear Stearns as defendants. On April 5, 2002, McKesson filed a motion to dismiss Lead Plaintiff’s claim under Section 10(b) of the Exchange Act to the extent that it is based on McKesson’s pre-Merger conduct, and the claim under Section 14(a) of the Exchange Act in its entirety. McKesson’s motion to dismiss was heard on June 7, 2002, and the court has not yet issued an opinion.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Several individual actions have also been filed in or transferred to the Northern District of California. On November 12, 1999, an individual shareholder action was filed in the U.S. District Court for the Northern District of California under the caption Jacobs v. McKesson HBOC, Inc., et al., (C-99-21192 RMW). The Plaintiffs in Jacobs are former HBOC shareholders who acquired their HBOC shares pursuant to a registration statement issued by HBOC prior to the Merger, and then exchanged their HBOC shares for McKesson shares in the Merger. Plaintiffs in Jacobs assert claims under federal and state securities laws and a claim for common law fraud. Plaintiffs seek unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. Judge Whyte’s December 22, 1999, order consolidated the Jacobs action with the Consolidated Action. With leave of court, the Jacobs plaintiffs amended their complaint, but the action remains stayed and there has been no discovery, motion practice or other activity in the case.

     On September 21, 2000, the plaintiffs in Jacobs v. McKesson HBOC, Inc., filed a new individual action entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW). The Jacobs complaint names only HBOC as a defendant and asserts claims under Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Exchange Act and various state law causes of action. The complaint seeks unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. This action has been assigned to Judge Whyte and consolidated with the Consolidated Action.

     On December 16, 1999, an individual action was filed in the U.S. District Court for the Northern District of California under the caption Bea v. McKesson HBOC, Inc. et al., (Case No. C-00-20072 RMW). Plaintiffs in Bea filed an Amended Complaint on March 9, 2000. Plaintiffs in Bea allege that they acquired the Company’s common stock prior to the Merger and sold that stock after the April 1999 announcement at a loss. The Bea complaint asserts claims under the federal and state securities laws, and a claim for fraud. Plaintiffs seek (i) unspecified compensatory and punitive damages, and (ii) reasonable costs and expenses of suit, including attorneys’ fees. Bea is currently stayed and has been consolidated with the Consolidated Action.

     On January 7, 2000, an individual action was filed in the U.S. District Court for the Northern District of California under the caption Cater v. McKesson Corporation et al., (Case No. C-00-20327 RMW). The plaintiff is Terry Cater, a former employee of the Company who, at the time he ceased active employment with the Company, held options to purchase shares of Company stock, and also held shares of the Company’s restricted stock. Plaintiff alleges that these options and restricted stock were substantially devalued as a result of the Merger and the subsequent drop in the Company’s stock price. Plaintiff in Cater asserts claims under the federal securities laws as well as claims for breach of good faith and fair dealing, fraud and negligent misrepresentation. Plaintiff seeks (i) unspecified special damages in excess of $50,000, (ii) unspecified general damages, (iii) prejudgment interest and (iv) reasonable attorneys’ fees. The case has been assigned to Judge Whyte and the parties have stipulated to a stay pending the outcome of the motions to dismiss in the Consolidated Action.

     On February 7, 2000, an action entitled Baker v. McKesson HBOC, Inc., et al., (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. The same plaintiffs then filed a virtually identical parallel action in Louisiana State Court, Rapides Parish, under the caption Baker v. McKesson HBOC, Inc., et al. (filed as Case No. 199018; Case No. CV-00-0522 after removal to federal court). Plaintiffs, former shareholders of Automatic Prescription Services, allege claims under the federal securities laws, and claims for breach of fiduciary duty, misrepresentation and detrimental reliance. The state court action was removed to federal court and the two Baker cases have been transferred to the Northern District of California and consolidated with the Consolidated Action.

     On July 27, 2001, an action was filed in the United States District Court for the Northern District of California captioned Pacha, et al., v. McKesson HBOC, Inc., et al., (No. C01-20713 PVT) (“Pacha”). The Pacha plaintiffs allege that they were individual shareholders of McKesson stock on November 27, 1998, and assert that McKesson and HBOC violated Section 14(a) of the Exchange Act and SEC Rule 14a-9, and that McKesson, aided by HBOC, breached its fiduciary duties to plaintiffs by issuing a joint proxy statement in connection with the Merger which allegedly contained false and misleading statements or omissions. Plaintiffs name as defendants McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Andersen and Bear Stearns. On November 13, 2001, Judge Whyte ordered Pacha consolidated with the Consolidated Action and stayed all further proceedings.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Hess v. McKesson HBOC, Inc. et al., an action filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company (“Ephrata”) who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January 1999, was removed to federal court, transferred to the Northern District and consolidated with the Consolidated Action. Judge Whyte also stayed all further proceedings in Hess except for the filing of an amended complaint, which was filed on or about December 15, 2001 (the “Hess Amended Complaint”). The Hess Amended Complaint generally incorporates the allegations and claims asserted in Lead Plaintiff’s SAC in the Consolidated Action and also includes various common law causes of action relating to McKesson’s acquisition of Ephrata. The Company is not currently required to respond to the Hess Amended Complaint.

     On June 28, 2001, the Chang plaintiffs filed an amended complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and The Chase Manhattan Bank. The amended complaint in Chang generally alleges that the defendants breached their fiduciary duties in connection with administering the McKesson HBOC Profit Sharing Investment Plan (the “PSI Plan”) and the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”). Plaintiffs in Chang are alleged former employees of McKesson and participants in the PSI Plan, and purportedly seek relief under sections 404-405, 409 and 502 of ERISA on behalf of a class defined to include participants in the PSI Plan, including participants under the HBOC Plan, who maintained an account balance under the PSI Plan as of April 27, 1999, who had not received a distribution from the PSI Plan as of April 27, 1999, and who suffered losses as a result of the alleged breaches of duty. Plaintiff seeks (i) a judgment that McKesson and HBOC breached their fiduciary duties, (ii) an order requiring defendants to restore to the PSI Plan all losses caused by these purported breaches of fiduciary duty, and (iii) attorneys’ fees. In October 2001, McKesson, HBOC, Chase and other defendants moved to dismiss the Chang action. These motions are currently set for hearing on May 17, 2002.

     On February 7, 2002, an action was filed in the United States District Court for the Northern District of California captioned Adams v. McKesson Information Solutions, Inc. et al., No. C-02-06 85 JCS (“Adams”). Plaintiff in Adams filed a first amended complaint on March 15, 2002, against McKesson Information Solutions, Inc. (formerly HBOC), McKesson, certain current or former officers, directors or employees of McKesson or HBOC, and other defendants. Plaintiff alleges that he was a participant in the HBOC Plan and generally alleges that McKesson and HBOC breached their fiduciary duties to the HBOC Plan and its participants or engaged in transactions prohibited by ERISA. Plaintiff asserts his claims on behalf of a putative class defined to include all participants in the HBOC Plan and their beneficiaries for whose benefit the HBOC Plan acquired HBOC stock from March 31, 1996 to April 1, 1999. Plaintiff seeks (i) a judgment that McKesson and HBOC breached their fiduciary duties, (ii) an order requiring defendants to restore to the plan all losses caused by these purported breaches of fiduciary duty, and (iii) reasonable attorneys’ fees, costs and expenses. On April 3, 2002, Judge Whyte issued a Related Case Order in which he found that Adams is related to the Consolidated Action. By operation of a pretrial order entered in the Consolidated Action, Judge Whyte’s Related Case Order automatically consolidated Adams into the Consolidated Action. On April 25, 2002, Plaintiff filed an application with the Court requesting that the Adams action be relieved from automatic consolidation with the Consolidated Action, which HBOC intends to oppose. Defendants are presently not obligated to respond to the first amended complaint.

State Actions

     Twenty-four actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements.

     Two of the State Actions are derivative actions: Ash, et al., v. McCall, et al., (Case No. 17132), filed in the Delaware Chancery Court and Mitchell v. McCall et al., (Case. No. 304415), filed in California Superior Court, City and County of San Francisco. McKesson moved to dismiss both of these actions and to stay the Mitchell action in favor of the earlier filed Ash and Cohen derivative actions. Plaintiffs in Mitchell agreed to defer any action by the court on McKesson’s motions pending resolution of McKesson’s dismissal motion in Ash. On September 15, 2000, in the Ash case, the Court of Chancery dismissed all causes of action with leave to re-plead certain of the dismissed claims, and on January 22, 2001, the Ash plaintiffs filed a Third Amended Complaint which is presently the subject of McKesson’s motion to dismiss.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Five of the State Actions are class actions. Three of these were filed in Delaware Chancery Court: Derdiger v. Tallman et al., (Case No. 17276), Carroll v. McKesson HBOC, Inc., (Case No. 17454), and Kelly v. McKesson HBOC, Inc., et al., (Case No. 17282 NC). Two additional actions were filed in Delaware Superior Court: Edmondson v. McKesson HBOC, Inc., (Case No. 99-951) and Caravetta v. McKesson HBOC, Inc., (Case No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. McKesson removed Edmondson to federal court in Delaware and filed a motion to dismiss, which was granted by the federal court on March 5, 2002. McKesson filed motions to stay the Derdiger and Caravetta actions in favor of proceedings in the federal Consolidated Action, which were granted. On December 20, 2001, the plaintiff in the Derdiger action filed a motion to vacate the stay, but that motion has not yet been briefed or heard by the Court.

     Several of the State Actions are individual actions which have been filed in various state courts. Five of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al., (Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al., (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al., (Case No. 311269), Minnesota State Board of Investment v. McKesson HBOC, Inc. et al., (Case No. 311747), and Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al., CGC-02-405792. In Yurick, the trial court has sustained McKesson’s demurrer to the original complaint without leave to amend with respect to all causes of action except plaintiffs’ claims for common law fraud and negligent misrepresentation, which the trial court has allowed to remain in the case. The Court also stayed Yurick pending the commencement of discovery in the Consolidated Action, but allowed the filing of an amended complaint. On May 23, 2001, the California Court of Appeals affirmed the Yurick trial court’s order dismissing claims against certain of the individual defendants without leave to amend. On July 31, 2001, McKesson’s demurrer to the Second Amended Complaint was overruled and McKesson’s alternative motion to strike was denied.

     The Oregon, Utah and Minnesota actions referenced above are individual securities actions filed in the California Superior Court for the City and County of San Francisco by out-of-state pension funds. On April 20, 2001, plaintiffs in Utah and Minnesota filed amended complaints against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Andersen and Bear Stearns. The amended complaints in Utah and Minnesota assert claims under California and Georgia’s securities laws, claims under Georgia’s RICO statute, and various common law claims under California and Georgia law. On June 22, 2001, McKesson and HBOC demurred to and moved to strike portions of the amended complaints and also moved to stay these actions pending the final resolution of the Consolidated Action. The court held hearings on McKesson’s demurrers and motions to strike on November 15, 2001, January 29, 2002, and April 23, 2002, but has not issued a final ruling on the motions. By order dated December 3, 2001, the court denied McKesson’s motion to stay the entire action pending the final resolution of the Consolidated Action but ordered that all discoveries in the Utah and Minnesota actions would be stayed pending the commencement of discovery in the Consolidated Action.

     On May 30, 2001, plaintiffs in Oregon filed a second amended complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and Andersen. The second amended complaint in Oregon asserts claims under California and Georgia’s securities laws, claims under Georgia’s RICO statute, and various common law claims under California and Georgia law. The parties to the Oregon action previously agreed to a stay of all proceedings in that action, other than motions to test the sufficiency of the pleadings, pending the commencement of discovery in the Consolidated Action. On April 4, 2001, the plaintiff in Oregon filed a motion to lift the stipulated stay of discovery, which McKesson and HBOC opposed. McKesson also moved the court for an order modifying the stipulated stay to stay all proceedings in the action pending the final resolution of the Consolidated Action. Also on June 22, 2001, McKesson and HBOC demurred to and moved to strike portions of Oregon’s second amended complaint. The court held hearings on McKesson’s demurrers and motions to strike on November 15, 2001, January 29, 2002, and April 23, 2002, but has not issued a final ruling on the motions. By order dated December 7, 2001, the court denied McKesson’s motion to stay all proceedings in Oregon but ordered that all discoveries would be stayed pending the commencement of discovery in the Consolidated Action.

     Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al., CGC-02-405792 (“Merrill Lynch Fundamental Growth Fund”) was filed on March 19, 2002, in Superior Court in San Francisco. Plaintiffs in Merrill Lynch Fundamental Growth Fund allege that they purchased Company stock after the Merger and sold that stock at a loss after April 28, 1999. Plaintiffs name as defendants the Company, HBOC, Andersen, Bear Stearns and certain current or former officers or directors of the Company or HBOC, and assert causes of action under California’s securities statutes, Business and Professions Code § 17200, and common law claims for fraud, negligent

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

misrepresentation, conspiracy, and aiding and abetting in connection with the events leading to McKesson’s need to restate HBOC’s financial statements. Plaintiffs also assert claims under New Jersey’s RICO statute, Georgia’s securities statutes, and Georgia RICO. Plaintiffs seek restitution in an unspecified amount, unspecified compensatory and treble damages, reasonable attorneys’ and experts’ fees, and costs and expenses. The Company’s counsel and counsel for the plaintiffs are currently discussing an appropriate response date to the complaint.

     Several individual actions have been filed in various state courts outside of California. Several of these cases have been filed in Georgia state courts. On October 29, 1999, an action was filed in Georgia Superior Court under the caption Powell v. McKesson HBOC, Inc. et al., and (Case No. 1999-CV- 15443). Plaintiff in Powell is a former HBOC employee seeking lost commissions as well as asserting claims under Georgia’s securities and racketeering laws, and various common law causes of action. The Powell action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The Company filed a motion to stay, which was granted as to the Georgia securities law claims but not the Georgia RICO claims. Plaintiff thereafter voluntarily dismissed the action. On September 11, 2000, Plaintiff re-filed his action under the caption Powell v. McKesson HBOC, Inc. et al., Case No. 2000-CV-27864, reasserting the same claims against the same defendants. On October 11, 2000, McKesson and HBOC filed answers, motions to dismiss, and motions for a partial stay. The motions for partial stay were granted. This case has been settled and the action was dismissed on February 22, 2002.

     On December 9, 1999, an action was filed in Georgia State Court, Gwinnett County, under the caption Adler v. McKesson HBOC, Inc. et al., (Case No. 99-C-7980-3). Plaintiff in Adler is a former HBOC shareholder and asserts a claim for common law fraud and fraudulent conveyance. The Adler action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiff seeks damages in excess of $43 million, as well as punitive damages, and costs of suit, including attorneys’ fees. The Company has answered the complaint in Adler. On May 26, 2000, the court denied McKesson’s motion to stay. On July 14, 2000, plaintiff filed an Amended Complaint, which McKesson and HBOC answered on August 21, 2000. Discovery has commenced in the Adler action and is ongoing.

     On October 24, 2000, an action was filed in Georgia State Court, Fulton County, captioned: Suffolk Partners Limited Partnership et al., v. McKesson HBOC, Inc. et al., (No. 00VS010469A). Plaintiffs in the Suffolk action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. Plaintiffs assert claims under Georgia’s securities and racketeering laws, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The Suffolk action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Andersen. Like the Consolidated Action, the claims in the Suffolk action generally arise out of the January 12, 1999, Merger, and the Company’s announcement of the need to restate its financial statements. Plaintiffs seek (i) compensatory damages of approximately $21.8 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Suffolk action in favor of the Consolidated Action on January 10, 2001. On August 2, 2001, the Court granted the motions to stay, and this case is stayed until all discoveries are completed in the Consolidated Class Action pending in California.

     On November 1, 2000, an action was filed in Georgia State Court, Fulton County, captioned: Curran Partners, L.P. v. McKesson HBOC, Inc. ET al., and (No. 00 VS 010801). Plaintiff in the Curran action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. The claims in the Curran action are identical to the claims in the Suffolk action. Plaintiff seeks (i) compensatory damages of approximately $2.6 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Curran action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Andersen. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Curran action in favor of the Consolidated Action on January 10, 2001. The Court granted the motions to stay on August 22, 2001.

     On December 12, 2001, an action was filed in Georgia State Court, Fulton County, captioned: Drake v. McKesson Corp., et al., and (Case No. 01VS026303A). Plaintiff in Drake is a former HBOC employee seeking lost commissions as well as asserting claims under Georgia’s securities and racketeering laws, and various common law

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

causes of action. Plaintiff seeks (i) approximately $0.3 million in unpaid commissions, (ii) unspecified compensatory, consequential, actual, exemplary, and punitive damages, and (iii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ fees. The Drake action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The parties entered into a Consent Order for Partial Stay on February 27, 2002, which stayed Plaintiff’s Georgia securities law, fraud and RICO claims. On March 4, 2002, McKesson and McKesson Information Solutions Inc. separately filed their answers.

     On January 31, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Holcombe T. Green and HTG Corp. v McKesson, Inc. et. al., (Case No. 2002-CV-48407). Plaintiffs in the Green action are former HBOC shareholders and assert claims for common law fraud and fraudulent conveyance. Plaintiff Holcombe Green was also a former officer, chairman and director of HBOC. The Green action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiffs seek compensatory damages in excess of $100 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. The Company and HBOC filed their respective answers and counterclaims on April 22, 2002. The Company and HBOC also filed their motions to stay and dismiss. Discovery is under way and will proceed for some time, unless the court grants the Company’s and HBOC’s motions to stay and/or dismiss.

     On February 6, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Hall Family Investments, L.P. v. McKesson, Inc. et al., (Case No. 2002-CV-48612). Plaintiff in the Hall action is a former HBOC shareholder and asserts a claim for common law fraud and fraudulent conveyance. The Hall action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiff seeks compensatory damages in excess of $100 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. The Company and HBOC filed their respective answers on April 22, 2002. The Company also filed its counterclaim for unjust enrichment. On April 26, 2002, the Company and HBOC filed motions to stay and dismiss. HBOC also filed a third party complaint against Holcombe Green for indemnification. Discovery is under way and will proceed for some time, unless the court grants the Company’s and HBOC’s motions to stay and/or dismiss. Additionally, the defendants in Hall have moved to have the case consolidated with the Green action.

     On September 28, 1999, an action was filed in Delaware Superior Court under the caption Kelly v. McKesson HBOC, Inc. et al., and (C.A. No. 99C-09-265 WCC). Plaintiffs in Kelly are former shareholders of KWS&P/SFA, which merged into McKesson after the HBOC transaction. Plaintiffs assert claims under the federal securities laws, as well as claims for breach of contract and breach of the duty of good faith and fair dealing. On January 17, 2002, the Delaware Superior Court denied the Kelly plaintiffs’ motion for partial summary judgment and denied McKesson’s motion to dismiss, while granting the motions to dismiss for lack of personal jurisdiction that were filed by certain former officers and directors of McKesson and HBOC. The parties thereafter commenced discovery by exchanging document requests and interrogatories. The court in Kelly has scheduled a trial to begin on May 5, 2003.

     The United States Attorneys’ Office and the Securities and Exchange Commission are conducting investigations into the matters leading to the restatement. On May 15, 2000, the United States Attorney’s Office filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC officer, Albert J. Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On that same date, a civil complaint was filed by the Securities and Exchange Commission against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa (Securities and Exchange Commission v. Gilbertson, et al., Case No. C-00-3570). Mr. DeRosa has settled with the Securities Exchange Commission without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of California against Messrs. Gilbertson and Bergonzi (United States v. Bergonzi, et al., Case No. CR-00-0505). On September 27, 2001, the Securities and Exchange Commission filed securities fraud charges against six former HBOC officers and employees. Simultaneous with the filing of the Commission’s civil complaints, four of the six defendants settled the claims brought against them by, among other things, consenting, without admitting or denying the allegations of the complaints, to entry of permanent injunctions against all of the alleged violations, and agreed to pay civil penalties in various amounts. On January 3, 2002, the Company was

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

notified in writing by the Securities and Exchange Commission that its investigation has been terminated as to the Company, and that no enforcement action has been recommended to the Commission.

     We do not believe it is feasible to predict or determine the outcome or resolution of the accounting litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.

II. Other Litigation and Claims

     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. These include:

     Antitrust Matters

     We are currently a defendant in numerous civil antitrust actions filed since 1993 in federal and state courts by retail pharmacies. The federal cases were coordinated for pretrial purposes in the United States District Court in the Northern District of Illinois and are known as MDL 997. MDL 997 consists of approximately 109 actions brought by approximately 3,500 individual retail, chain and supermarket pharmacies (the “Individual Actions”). In 1999, the court dismissed a related class action following a judgment as a matter of law entered in favor of defendants, which was unsuccessfully appealed. There are numerous other defendants in these actions, including several pharmaceutical manufacturers and several other wholesale distributors. These cases allege, in essence, that the defendants have violated the Sherman Act by conspiring to fix the prices of brand-name pharmaceuticals sold to plaintiffs at artificially high, and non-competitive levels, especially as compared with the prices charged to mail- order pharmacies, managed care organizations and other institutional buyers. The wholesalers’ motion for summary judgment in the Individual Actions has been granted. Plaintiffs have appealed to the Seventh Circuit. On May 6, 2002, the Seventh Circuit affirmed the summary judgment.

     Most of the individual cases brought by chain stores have been settled. The Judicial Panel on Multidistrict Litigation recommended remand of the Sherman Act claims in MDL 997 and on November 2, 2001, the court remanded those claims to their original jurisdictions.

     A state court antitrust case against McKesson and other defendants is currently pending in California. This case is based on essentially the same facts alleged in the Federal Class Action and Individual Actions and asserts violations of state antitrust and/or unfair competition laws. The case (Paradise Drugs, et al. v. Abbott Laboratories, et al., (Case No. CV793852) was filed in the Superior Court of the County of Santa Clara and was transferred to the Superior Court for the County of San Francisco. The case is trailing MDL 997.

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

     Product Liability Litigation and Other Claims

     Our subsidiary, McKesson Medical-Surgical, is one of many defendants in approximately 138 cases in which plaintiffs claim that they were injured due to exposure, over many years, to the latex proteins in gloves

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical. Efforts to resolve tenders of defense to its suppliers are continuing and a final agreement has been reached with one major supplier. McKesson Medical-Surgical’s insurers are providing coverage for these cases, subject to the applicable deductibles.

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

III. Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were divested in 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial action purportedly required to address environmental conditions alleged to exist at five sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these five sites is approximately $13 million, net of approximately $1.5 million which third parties have agreed to pay in settlement or which we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $13 million is expected to be paid out between April 2002 and March 2029. Our liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.

     In addition, we have been designated as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 19 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 19 PRP sites is approximately $1.1 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

     The potential costs to us related to environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of our liability in proportion to other PRPs; and the extent, if any, to which such costs are recover able from insurance or other parties.

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

20. Segments of Business

     As discussed in Financial Note 1, our operating segments include Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. Effective for the year ended March 31, 2002, we expanded the number of segments to include our Medical-Surgical business. Results of this business were previously included in our Pharmaceutical Solutions segment, formerly known as “Supply Solutions.” In addition, results for our MedPath business (which distributes pharmaceutical products to physician offices and oncology clinics) are now reported with our Pharmaceutical Solutions segment. These results were previously reported with our Medical-Surgical business. All segment information has been conformed to this new presentation.

     We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits, and our investment in Health Nexis. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,

(In millions)	2002	2001	2000

Revenues, by segment and by product and services
Pharmaceutical Solutions(1)	$46,276.0	$38,361.5	$33,040.5
Medical-Surgical Solutions	2,726.0	2,715.8	2,626.0
Information Solutions
Software	182.6	133.6	144.0
Services	736.1	723.6	805.1
Hardware	85.3	84.6	92.4

Total Information Solutions	1,004.0	941.8	1,041.5

Total	$50,006.0	$42,019.1	$36,708.0

Operating profit
Pharmaceutical Solutions(2)	$797.4	$573.4	$424.4
Medical-Surgical Solutions	64.7	91.7	112.1
Information Solutions	21.7	(295.1)	(214.1)

Total	883.8	370.0	322.4
Interest	(112.9)	(111.6)	(114.2)
Corporate	(163.5)	(242.6)	104.9

Income from continuing operations before income taxes and dividends on preferred securities of subsidiary trust	$607.4	$15.8	$313.1

Special charges (income)
Pharmaceutical Solutions	$5.1	$20.4	$36.2
Medical-Surgical Solutions	30.4	0.7	(1.4)
Information Solutions	34.7	295.6	296.1
Corporate	18.3	141.6	(203.4)

Total	$88.5	$458.3	$127.5

Depreciation and amortization(3)
Pharmaceutical Solutions	$105.5	$108.0	$86.4
Medical-Surgical Solutions	17.3	31.5	31.0
Information Solutions	75.6	101.7	101.1
Corporate	9.1	4.9	4.1

Total	$207.5	$246.1	$222.6

Expenditures for long-lived assets(4)
Pharmaceutical Solutions	$178.2	$133.7	$194.9
Medical-Surgical Solutions	41.4	35.4	31.5
Information Solutions	81.7	111.4	207.6
Corporate	42.0	73.1	34.7

Total	$343.3	$353.6	$468.7

Segment assets, at year end
Pharmaceutical Solutions	$10,185.5	$8,610.9	$7,110.3
Medical-Surgical Solutions	1,485.6	1,456.5	1,466.3
Information Solutions	674.8	558.9	778.8

Total	12,345.9	10,626.3	9,355.4
Corporate
Cash, cash equivalents and marketable securities	563.0	445.6	605.9
Other	415.1	458.0	411.6

Total	$13,324.0	$11,529.9	$10,372.9

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(1)	In addition to our pharmaceutical and healthcare products, our Pharmaceutical Solutions segment includes the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacies, medical management services and tools to payors and providers, marketing and other support services to pharmaceutical manufacturers and distribution of first-aid products. Revenues from these products and services were approximately 1% of segment revenues in 2002, 2001 and 2000.

(2)	Includes $6.3 million, $5.9 million and $16.9 million of net pre-tax earnings from equity investments in 2002, 2001 and 2000.

(3)	Includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(4)	Long-lived assets primarily consist of property, plant and equipment, capitalized software, goodwill and other intangibles and equity investments.

     Revenues, operating profit and long-lived assets by geographic areas were as follows:

	Years Ended March 31,

(In millions)	2002	2001	2000

Revenues
United States	$46,984.6	$39,253.2	$34,345.1
International	3,021.4	2,765.9	2,362.9

Total	$50,006.0	$42,019.1	$36,708.0

Operating profit
United States	$827.7	$331.3	$274.8
International	56.1	38.7	47.6

Total	$883.8	$370.0	$322.4

Long-lived assets, at year end
United States	$2,453.6	$2,227.0	$2,216.4
International	159.6	104.7	96.4

Total	$2,613.2	$2,331.7	$2,312.8

     International operations primarily consist of our wholly-owned subsidiary which distributes pharmaceuticals in Canada and a 22% equity investment in a pharmaceutical distributor in Mexico for our Pharmaceutical Solutions segment. Our Information Solutions business has sales offices in the United Kingdom and Europe and a software manufacturing facility in Ireland.

21. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2002
Revenues	$11,656.3	$12,160.1	$13,198.4	$12,991.2	$50,006.0
Gross profit	660.7	663.4	687.9	784.9	2,796.9
Net income	105.4	79.0	108.8	125.4	418.6
Diluted earnings per common share	0.36	0.27	0.37	0.42	1.43
Basic earnings per common share	0.37	0.28	0.38	0.44	1.47
Cash dividends per common share	0.06	0.06	0.06	0.06	0.24
Market prices per common share
High	$37.48	$41.50	$39.98	$39.55	$41.50
Low	24.85	33.50	34.44	30.40	24.85

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2001
Revenues	$9,719.6	$9,867.9	$11,020.3	$11,411.3	$42,019.1
Gross profit	566.2	570.9	601.7	690.3	2,429.1
Income (loss) after taxes
Continuing operations	63.6	61.9	7.3	(175.5)	(42.7)
Discontinued operations	—	—	(5.6)	—	(5.6)

Total	$63.6	$61.9	$1.7	$(175.5)	$(48.3)

Earnings (loss) per common share
Diluted
Continuing operations	$0.22	$0.22	$0.03	$(0.62)	$(0.15)
Discontinued operations	—	—	(0.02)	—	(0.02)

Total	$0.22	$0.22	$0.01	$(0.62)	$(0.17)

Basic
Continuing operations	$0.23	$0.22	$0.03	$(0.62)	$(0.15)
Discontinued operations	—	—	(0.02)	—	(0.02)

Total	$0.23	$0.22	$0.01	$(0.62)	$(0.17)

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$22.63	$31.44	$37.00	$35.91	$37.00
Low	16.00	20.69	23.88	23.40	16.00

     Financial results from continuing operations include the following special charges:

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2002
Restatement-related costs incurred	$0.6	$0.9	$0.3	$0.4	$2.2
Loss on investments, net	2.3	2.5	0.2	8.7	13.7
Loss on sales of businesses, net	18.4	—	—	3.6	22.0
Restructuring activities	(1.0)	21.3	—	19.5	39.8
Costs associated with former employees	—	—	—	(0.8)	(0.8)
Other, net	3.3	0.9	4.0	3.4	11.6

Total pre-tax special charges	23.6	25.6	4.5	34.8	88.5
Tax benefit	(38.7)	(9.3)	(1.6)	(18.3)	(67.9)

Total after-tax special charges	$(15.1)	$16.3	$2.9	$16.5	$20.6

Diluted earnings per share impact	$(0.05)	$0.05	$0.01	$0.06	$0.06

Fiscal 2001
Restatement-related costs incurred	$—	$0.7	$1.1	$0.7	$2.5
Loss (gain) on investments, net	—	(7.8)	98.9	6.7	97.8
Restructuring activities	—	2.8	1.7	351.4	355.9
Other, net	—	2.1	—	—	2.1

Total pre-tax special charges	—	(2.2)	101.7	358.8	458.3
Tax benefit	—	1.7	(39.7)	(94.6)	(132.6)

Total after-tax special charges	$—	$(0.5)	$62.0	$264.2	$325.7

Diluted earnings per share impact	$—	$—	$(0.21)	$(0.93)	$(1.14)

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS
Alan Seelenfreund
Chairman

John H. Hammergren
President and Chief Executive Officer,
McKesson Corporation.

Alfred C. Eckert III
Chairman and Chief Executive Officer,
GSC Partners

Tully M. Friedman
Chairman and Chief Executive Officer,
Friedman Fleischer & Lowe, LLC.

Alton F. Irby III
Chairman,
Cobalt Media Group

M. Christine Jacobs
Chairman, President and
Chief Executive Officer,
Theragenics Corporation

Martin M. Koffel
Chairman and Chief Executive Officer,
URS Corporation

Gerald E. Mayo
Chairman, Retired,
Midland Financial Services, Inc.

James V. Napier
Chairman, Retired
Scientific-Atlanta, Inc.

Marie L. Knowles
Executive Vice President,
Chief Financial Officer,
Retired, Atlantic Richfield Company

CORPORATE OFFICERS

Alan Seelenfreund
Chairman

John H. Hammergren
President and Chief Executive Officer

William A. Armstrong
Senior Vice President,
Administration

William R. Graber
Senior Vice President and
Chief Financial Officer

Paul C. Julian
Senior Vice President and President,
McKesson Supply Solutions

Graham O. King
Senior Vice President and President,
McKesson Information Solutions

Paul E. Kirincic
Senior Vice President,
Human Resources

Nicholas A. Loiacono
Vice President and Treasurer

Ivan D. Meyerson
Senior Vice President,
General Counsel and Secretary

Marc E. Owen
Senior Vice President
Corporate Strategy and Business Development

Nigel A. Rees
Vice President and Controller

Carl E. Reichardt Vice Chairman, Ford Motor Company	Carmine J. Villani Senior Vice President and Chief Information Officer
Jane E. Shaw, Ph.D. Chairman and Chief Executive Officer, Aerogen, Inc. Richard F. Syron, Ph.D. Chairman of the Board, Thermo Electron Corporation	Heidi E. Yodowitz Senior Vice President, Chief Financial Officer, McKesson Supply Solutions

McKESSON CORPORATION

CORPORATE INFORMATION

Common Stock

McKesson Corporation common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.

Stockholder Information

EquiServe Trust Company, N.A., P.O. Box 43069, Providence, Rhode Island 02940-3069 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates, 1099’s, or to have your dividend check deposited directly into your checking or savings account, stockholders may call EquiServe’s telephone response center at (800) 756-8200, weekdays 9:00 a.m. to 5:00 p.m., ET. For the hearing impaired call TDD: (201) 222-4955. EquiServe also has a Web site: http://www.equiserve.com — that stockholders may use 24 hours a day to request account information. An Interactive Voice Response System is available 24 hours a day, seven days a week at (800) 756-8200.

Dividends and Dividend Reinvestment Plan

Dividends are generally paid on the first business day of January, April, July and October to stockholders of record on the first day of the preceding month. McKesson Corporation’s Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional common stock without paying brokerage commissions or other service fees, and to have their stock certificates held in safekeeping. For more information, or to request an enrollment form, call EquiServe’s telephone response center at (800) 414-6280.

Annual Meeting

McKesson Corporation’s Annual Meeting of Stockholders will be held at 10:00 a.m., PDT, on Wednesday July 31, 2002, at the Nob Hill Masonic Center, 1111 California Street, San Francisco, California.