Form 10-Q
period 2002-06-30
MCKESSON CORP
filed 2002-08-09
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2002

Common stock, $0.01 par value	290,031,568 shares

McKESSON CORPORATION

Item		Page

PART I. FINANCIAL INFORMATION

1.	Condensed Financial Statements

	Consolidated Balance Sheets June 30, 2002 and March 31, 2002	3

	Consolidated Statements of Operations Quarters ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows Quarters ended June 30, 2002 and 2001	5

	Financial Notes	6-12

2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition Financial Review	13-21

3.	Quantitative and Qualitative Disclosures about Market Risk	22

PART II. OTHER INFORMATION

1.	Legal Proceedings	22

4.	Submission of Matters to a Vote of Security Holders	22

5.	Market for the Registrants Common Stock and Related Stockholder Matters	23

6.	Exhibits and Reports on Form 8-K	23

	Signatures	24

McKESSON CORPORATION

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2002	March 31, 2002

ASSETS
Current Assets
Cash and equivalents	$289.8	$557.9
Marketable securities available for sale	11.6	5.1
Receivables	4,197.1	4,001.5
Inventories	6,178.3	6,011.5
Prepaid expenses and other	118.2	122.7

Total	10,795.0	10,698.7
Property, Plant and Equipment, net	583.3	594.7
Capitalized Software Held for Sale	119.7	118.4
Notes Receivable	248.2	237.7
Goodwill and Other Intangibles	1,112.3	1,115.7
Other Assets	607.3	558.8

Total Assets	$13,465.8	$13,324.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$6,345.0	$6,336.7
Deferred revenue	379.6	388.1
Current portion of long-term debt	141.5	141.2
Other	688.2	722.0

Total	7,554.3	7,588.0
Postretirement Obligations and Other Noncurrent Liabilities	331.4	311.4
Long-Term Debt	1,286.6	1,288.4
McKesson Corporation — Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.2	196.1
Other Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 400.0 shares authorized, 289.9 and 287.9 issued and outstanding at June 30, 2002 and March 31, 2002	2.9	2.9
Additional paid-in capital	1,872.8	1,831.0
Other	(92.4)	(94.9)
Retained earnings	2,457.2	2,357.2
Accumulated other comprehensive losses	(71.4)	(81.6)
ESOP notes and guarantees	(71.5)	(74.5)
Treasury shares, at cost	(0.3)	—

Total Stockholders’ Equity	4,097.3	3,940.1

Total Liabilities and Stockholders’ Equity	$13,465.8	$13,324.0

See Financial Notes.

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarters Ended June 30,

	2002	2001

Revenues	$13,628.0	$11,656.3
Cost of Sales	12,875.5	10,995.6

Gross Profit	752.5	660.7
Operating Expenses	548.7	501.9
Loss on Sales of Businesses, Net	—	18.4

Operating Income	203.8	140.4
Interest Expense	(30.9)	(27.0)
Other Income, Net	10.0	7.7

Income Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	182.9	121.1
Income Taxes	(64.1)	(14.2)
Dividends on Preferred Securities of Subsidiary Trust, Net of Tax Benefit	(1.5)	(1.5)

Net Income	$117.3	$105.4

Earnings Per Common Share
Diluted	$0.39	$0.36
Basic	0.41	0.37
Dividends Declared Per Common Share	0.06	0.06
Weighted Average Shares
Diluted	301.0	295.5
Basic	288.4	283.9

See Financial Notes.

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarters Ended June 30,

	2002	2001

Operating Activities
Net income	$117.3	$105.4
Adjustments to reconcile to net cash used by operating activities
Depreciation	27.5	29.4
Amortization	23.2	21.8
Provision for bad debts	20.0	13.2
Deferred taxes on income	5.9	11.4
Loss on sales of businesses, net	—	18.4
Other non-cash items	5.7	3.6

Total	199.6	203.2

Effects of changes in:
Receivables	(192.9)	31.5
Inventories	(155.4)	(774.7)
Accounts and drafts payable	(5.0)	254.7
Deferred revenue	(7.5)	(47.9)
Other	(41.2)	(61.1)

Total	(402.0)	(597.5)

Net cash used by continuing operations	(202.4)	(394.3)
Discontinued operations	(0.6)	(0.1)

Net cash used by operating activities	(203.0)	(394.4)

Investing Activities
Property acquisitions	(26.5)	(17.3)
Capitalized software expenditures	(39.1)	(41.8)
Notes receivable issuances, net	(10.4)	(5.4)
Acquisitions of businesses, less cash and short-term investments acquired	(1.9)	(7.0)
Other	(6.4)	13.1

Net cash used by investing activities	(84.3)	(58.4)

Financing Activities
Proceeds from issuance of debt	—	245.0
Repayment of debt	(4.5)	(13.1)
Dividends paid on convertible preferred securities of subsidiary trust	(2.5)	(2.5)
Capital stock transactions
Issuances	39.4	28.9
ESOP notes and guarantees	3.0	8.2
Dividends paid	(17.3)	(17.1)
Other	1.1	—

Net cash provided by financing activities	19.2	249.4

Net decrease in cash and equivalents	(268.1)	(203.4)

Cash and equivalents at beginning of period	557.9	433.7

Cash and equivalents at end of period	$289.8	$230.3

See Financial Notes.

McKESSON CORPORATION

FINANCIAL NOTES
(Unaudited)

1. Interim Financial Statements

     In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2002, and the results of operations and cash flows for the quarters ended June 30, 2002 and 2001.

     The results of operations for the quarters ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2002 consolidated financial statements previously filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

2. New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 will become effective for 2004. We are evaluating what impact, if any, SFAS No. 143 may have on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. Except for those provisions of this accounting standard whose implementation extends to the end of 2003, we have adopted SFAS No. 144 as of April 1, 2002. As the provisions were generally to be applied prospectively, the adoption did not have a material impact on our consolidated financial statements. In addition, the adoption of the remaining provisions is not expected to have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146, for restructuring activities initiated after December 31, 2002.

3. Acquisitions, Investments and Divestitures

     On May 16, 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 46% equity interest in the joint venture. Contributions of $12.1 million to the joint venture consisted of $7.7 million in net assets from a Pharmaceutical Solutions segment business and $4.4 million in cash, and are subject to adjustment. We have also committed to provide additional aggregate cash contributions of $9.4 million and to purchase a total of $15.0 million in services from the joint venture through 2007. No gain or loss was recognized as a result of this transaction.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     On July 5, 2002, we completed our purchase of 98.1% of the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”), of Vancouver, British Columbia, Canada, by means of a cash tender offer. The purchase price of approximately $350 million (representing the cash tender offer less cash and equivalents purchased) was initially financed through excess cash and short-term debt. We are presently reviewing the valuation of the net assets acquired and we expect a substantial portion of the purchase price to be allocated to goodwill. In addition, we are currently in the process of acquiring the remaining 1.9% of outstanding shares of A.L.I. A.L.I. provides medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film.

     During the quarter ended June 30, 2001, we sold two businesses from our Information Solutions segment. We recognized a net pre-tax loss of $18.4 million and an after-tax gain of the same amount. For accounting purposes, the net assets of one of these businesses were written down in 2001 in connection with the restructuring of a former business segment. The tax benefit could not be recognized until the first quarter of 2002, when the sale of the business was completed.

4. Special Charges (Credit)

     We incurred the following special charges (credit):

	Quarters Ended June 30,

(In millions)	2002	2001

Securities litigation costs incurred	$0.1	$0.6
Loss on investments, net	2.6	2.3
Loss on sales of businesses, net (Financial Note 3)	—	18.4
Restructuring and related asset impairments (Financial Note 5)	4.5	(0.9)
Other	5.1	3.2

Total pre-tax special charges	12.3	23.6
Income tax benefit	(4.3)	(38.7)

Total after-tax special charges (credit)	$8.0	$(15.1)

Diluted loss (credit) per share attributable to special charges	$0.03	$(0.05)

     Securities litigation costs: During the quarters ended June 30, 2002 and 2001, we incurred expenses of $0.1 million and $0.6 million, net of estimated insurance recoveries, in connection with the securities litigation arising out of the 1999 restatement of our historical consolidated financial statements (See Financial Note 12). The restatement was the result of improper accounting practices at HBO & Company (“HBOC”), which we acquired in a January 1999 pooling of interests transaction.

     Loss on investments, net: During the quarters ended June 30, 2002 and 2001, we recorded other-than-temporary impairment losses of $2.6 million and $2.3 million on equity and venture capital investments as a result of declines in the market values of these investments.

     Other: For the quarter ended June 30, 2002, other charges of $5.1 million represent severance costs for workforce reductions in our Pharmaceutical Solutions, Medical-Surgical Solutions and Corporate segments. For the quarter ended June 30, 2001, other charges of $3.2 million pertain to the write-off of purchased software in our Information Solutions segment.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     To reflect the items discussed above, these charges were recorded within the condensed consolidated statements of operations, as follows:

	Quarters Ended June 30,

(In millions)	2002	2001

Operating expenses	$9.7	$2.9
Loss on sales of businesses, net	—	18.4
Other income, net	2.6	2.3

Total pre-tax special charges	$12.3	$23.6

     Special charges by business segment are disclosed in Financial Note 13.

5. Restructuring and Related Asset Impairments

     We recorded net charges for restructuring activities of $3.5 million and related asset impairments of $1.0 million during the quarter ended June 30, 2002. Of these amounts, $2.5 million pertains to the announced closure of a Pharmaceutical Solutions segment distribution center and includes severance, exit costs and asset impairments. Approximately 65 employees were given termination notices as a result of this restructuring activity. Restructuring charges for the first quarter of 2003 also includes $2.0 million in additional facility closure costs, reflecting a change in estimated costs associated with a Pharmaceutical Solutions segment’s prior year restructuring activity.

     During the quarter ended June 30, 2001, we recorded a net reversal of prior years’ restructuring expenses of $0.9 million, primarily reflecting a change in estimated costs to complete those activities.

     In connection with 2003 and 2002 restructuring activities, approximately 985 employees, mainly in distribution, delivery and associated back-office functions, were given termination notices, and 30 distribution centers were to be closed and 8 were to be opened. As of June 30, 2002, 314 employees had been terminated, and 15 distribution centers were closed and 5 were opened. A large portion of these activities pertain to our Medical-Surgical segment; and we are currently re-evaluating our plans to restructure this segment’s distribution center network. The revised plan, which may require adjustments to previously recorded restructuring charges, should be completed in the second quarter of 2003 and fully implemented by early next fiscal year.

     The following table summarizes the activity related to restructuring liabilities for the quarter ending June 30, 2002:

	Pharmaceutical		Medical-Surgical		Information
	Solutions		Solutions		Solutions		Corporate

		Exit-		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Related	Total

Balance, March 31, 2002	$1.2	$4.4	$10.9	$14.3	$5.6	$4.5	$16.8	$0.3	$58.0
Current period expenses	0.9	0.6	—	—	—	—	—	—	1.5
Adjustment to prior year’s expenses	—	2.0	—	—	—	—	—	—	2.0

Total expenses	0.9	2.6	—	—	—	—	—	—	3.5
Cash expenditures	(0.6)	(0.5)	(3.1)	(0.7)	(1.6)	(0.3)	(1.1)	(0.3)	(8.2)

Balance, June 30, 2002	$1.5	$6.5	$7.8	$13.6	$4.0	$4.2	$15.7	$—	$53.3

     Accrued restructuring liabilities are included in other liabilities in the accompanying condensed consolidated balance sheets. The remaining balances at June 30, 2002 for the Pharmaceutical Solutions and Medical-Surgical Solutions segments relate primarily to the consolidation of certain distribution centers and includes severance, costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations. Restructuring liabilities for the Information Solutions segment primarily represent accrued severance and contract liabilities. Corporate accrued severance primarily pertains to retirement costs. With the exception of the retirement costs, which are anticipated to be paid in 2005, substantially all other accrued restructuring amounts are anticipated to be paid by the end of 2003.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for our discontinuance of overlapping and nonstrategic products and other product development projects within our Information Solutions segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, were reduced by $1.7 million and $0.1 million in cash and non-cash settlements during the first quarter of 2003 to $131.6 million at June 30, 2002 from $133.4 million at March 31, 2002. Total cash and non-cash settlements of $31.9 million and $71.7 million have been incurred since the inception of the restructuring plan. While the timing of the final resolution of these settlements is uncertain, we believe that additional allowances, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

6. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the quarter ended June 30, 2002, are as follows:

	Pharmaceutical	Medical-Surgical	Information
(In millions)	Solutions	Solutions	Solutions	Total

Balance, March 31, 2002	$303.9	$689.4	$29.0	$1,022.3
Goodwill acquired	0.5	—	—	0.5
Other adjustments	(0.6)	—	(0.6)	(1.2)

Balance, June 30, 2002	$303.8	$689.4	$28.4	$1,021.6

     Information regarding other intangible assets is as follows:

	June 30,	March 31,
(In millions)	2002	2002

Customer lists	$88.7	$88.1
Technology	42.8	44.1
Trademarks and other	22.1	22.5

Total intangibles	153.6	154.7
Accumulated amortization	(62.9)	(61.3)

Intangibles, net	$90.7	$93.4

     Amortization expense of other intangible assets was $3.9 million and $3.5 million for the quarters ended June 30, 2002 and 2001. As of June 30, 2002, estimated future annual amortization expense of other intangible assets is $15.4 million, $15.3 million, $15.5 million, $10.0 million and $9.9 million in the respective years 2003 through 2007.

7. Short-Term Borrowings and Hedging Activities

     We renewed our committed revolving receivables sale facility aggregating $850 million on June 14, 2002 under substantially similar terms to those previously in place.

     In order to hedge a portion of our fixed interest rate debt with variable interest rates, in April 2002, we entered into two interest rate swap agreements. The first agreement exchanges a fixed interest rate of 8.91% per annum to LIBOR plus 4.155%, on a notional amount of $100 million and matures in February 2005. The second agreement exchanges a fixed interest rate of 6.30% per annum to LIBOR plus 1.575%, on a notional amount of $150 million and matures in March 2005. These agreements are designated as fair value hedges and are intended to reduce our effective interest rate.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

8. Convertible Preferred Securities

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

9. Stockholders’ Equity

     On July 31, 2002, our stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase authorized common stock from 400.0 million to 800.0 million shares. Also on that date, our stockholders approved an increase in common stock available for issuance under the Employee Stock Purchase Plan from 6.1 million to 11.1 million shares, and our Board of Directors approved an increase in common stock available for issuance in the form of nonqualified stock options under the broad-based 1999 Stock Option Plan and Restricted Stock Plan from 32.7 million (of which approximately 3 million remained available for issuance) to 45.2 million shares.

10. Comprehensive Income

     Comprehensive income is as follows:

	Quarters Ended June 30,

(In millions)	2002	2001

Net income	$117.3	$105.4
Unrealized loss on marketable securities and investments	(1.3)	(2.6)
Net gain (loss) on derivative instruments	(0.4)	2.2
Foreign currency translation adjustments	11.9	2.0

Comprehensive income	$127.5	$107.0

11. Earnings Per Share

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     The computations for basic and diluted earnings per share are as follows:

	Quarters Ended June 30,

(In millions, except per share amounts)	2002	2001

Net income	$117.3	$105.4
Dividends on preferred securities of subsidiary trust, net of tax benefit	1.5	1.5

Net income— diluted	$118.8	$106.9

Weighted average common shares outstanding:
Basic	288.4	283.9
Effect of dilutive securities:
Options to purchase common stock	6.6	5.8
Trust convertible preferred securities	5.4	5.4
Restricted stock	0.6	0.4

Diluted	301.0	295.5

Earnings per common share:
Basic	$0.41	$0.37
Diluted	$0.39	$0.36

12. Litigation

     In our annual report on Form 10-K for the year ended March 31, 2002, we reported on numerous legal proceedings arising out of our announcement on April 28, 1999 regarding accounting improprieties at HBOC, now known as McKesson Information Solutions, Inc. Since that report:

     By order dated June 12, 2002, the Honorable Ronald M. Whyte of the Northern District of California granted McKesson’s request for the entry of final judgment in McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al., (N.D. Cal. No. C01-20021 RMW). McKesson has appealed the District Court’s dismissal of this action to the United States Court of Appeals for the Ninth Circuit and its opening brief on that appeal is currently due on August 15, 2002.

     On June 3, 2002, Judge Whyte consolidated the previously reported Chang v. McKesson HBOC, Inc. et al., (N.D. Cal. No. C-00-20030 RMW), with the previously reported Adams v. McKesson Information Solutions, Inc., (N.D. Cal. No. C-02-0685 RMW).

     On June 19, 2002, the Honorable Donald S. Mitchell of the California Superior Court in San Francisco issued orders denying McKesson’s motions to strike, sustaining in part and denying in part McKesson’s and HBOC’s demurrers, and granting plaintiffs leave to amend all causes of action in the previously reported actions The State of Oregon, By and Through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al., (S.F. Supr. Ct. No. 307619), Minnesota State Board of Investment v. McKesson HBOC, Inc. et al., (S.F. Supr. Ct No. 311747), and Utah State Board of Investment v. McKesson HBOC, Inc. et al., (S.F. Supr. Ct. No. 311269). Plaintiffs filed an amended complaint on August 1, 2002.

     On May 8, 2002, an action was filed in Georgia State Court, Fulton County, under the caption James Gilbert v. McKesson Corp., et al., (Case No. 02VS032502C). The plaintiff asserts claims for common law fraud, fraudulent conveyance and conversion in connection with certain Company stock options held by the plaintiff at the time of the April 28, 1999 announcement. The Gilbert action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The plaintiff seeks compensatory damages of approximately $2 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. The Company and HBOC filed their respective answers on June 24, 2002. The Company and HBOC also filed motions to Stay and to Dismiss.

     The previously reported Adler v. McKesson HBOC, Inc. et al., (No. 99-C-7980-3), which was pending in a Georgia state court and involved claims for common law fraud and fraudulent conveyance brought against

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

McKesson and HBOC by a former HBOC shareholder, has been settled and was dismissed with prejudice on July 17, 2002, and that resolution had no material impact on the Company.

     McKesson does not believe it is feasible to predict or determine the outcome or resolution of the accounting litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.

13. Segment Information

     Our operating segments consist of Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. We evaluate the performance of our operating segments based on operating profit before interest expense and income taxes. Our Corporate segment includes expenses associated with Corporate functions and projects, and certain employee benefits. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

     Financial information relating to our segments is as follows:

	Quarters Ended June 30,

(In millions)	2002	2001

Revenues
Pharmaceutical Solutions	$12,690.7	$10,735.0
Medical-Surgical Solutions	682.9	675.1
Information Solutions	254.4	246.2

Total	$13,628.0	$11,656.3

Operating profit (loss)
Pharmaceutical Solutions	$218.3	$171.0
Medical-Surgical Solutions	18.2	25.9
Information Solutions	18.5	(11.1)

Total	255.0	185.8
Corporate	(41.2)	(37.7)
Interest expense	(30.9)	(27.0)

Income before income taxes and dividends on preferred securities of subsidiary trust	$182.9	$121.1

Special charges (credit) included in operating profit (loss)
Pharmaceutical Solutions	$6.8	$0.1
Medical-Surgical Solutions	1.2	(1.1)
Information Solutions	—	21.7
Corporate	4.3	2.9

Total	$12.3	$23.6

	June 30,	March 31,
(In millions)	2002	2002

Segment assets, at period end
Pharmaceutical Solutions	$10,579.3	$10,185.5
Medical-Surgical Solutions	1,469.4	1,485.6
Information Solutions	690.1	674.8

Total	12,738.8	12,345.9
Corporate
Cash and equivalents, and marketable securities	301.4	563.0
Other	425.6	415.1

Total	$13,465.8	$13,324.0

McKESSON CORPORATION

FINANCIAL REVIEW
(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarters Ended June 30,

(In millions, except per share data)	2002	2001	Change

Revenues
Excluding Sales to Customers’ Warehouses	$10,130.9	$8,549.8	18%
Sales to Customers’ Warehouses	3,497.1	3,106.5	13

Total Revenues	$13,628.0	$11,656.3	17

As Reported — U.S. GAAP Operating Profit(1)	$255.0	$185.8	37
Net Income	117.3	105.4	11
Diluted Earnings Per Share	0.39	0.36	8
Pro Forma(2)
Operating Profit	263.0	206.5	27
Net Income	125.3	90.3	39
Diluted Earnings Per Share	0.42	0.31	35

(1)	Operating profit is defined as earnings before interest expense and income taxes for our three business segments, and before Corporate expenses.

(2)	Pro forma financial results exclude the impact of special charges (credit).

     As reported under U.S. generally accepted accounting principles (“U.S. GAAP”), net income increased 11% to $117.3 million in the first quarter of 2003 compared to the same period a year ago, and diluted earnings per share increased $0.03 to $0.39. Revenues increased 17% to $13.6 billion for the first quarter of 2003 as compared to the first quarter of 2002. U.S. GAAP financial results include pre-tax special charges of $12.3 million and $23.6 million for the quarters ended June 30, 2002 and 2001. After income taxes, these charges amounted to a loss of $8.0 million or $0.03 per diluted share, and a credit of $15.1 million or $0.05 per diluted share for the first quarter of 2003 and 2002.

     We provide pro forma financial data, which excludes special charges and credits, as an alternative for understanding our results. We believe such discussion is the most informative representation of recurring and non-recurring, non-transactional-related operating results. These measures are not in accordance with, or an alternative for, U.S. GAAP and may be different from pro forma measures used by other companies.

     Pro forma net income and net income per diluted share increased 39% and 35% to $125.3 million and $0.42 in the first quarter of 2003, compared to the same period a year ago. The increase was driven by revenue growth and operating margin expansion in our Pharmaceutical Solutions segment, as well as an increase in the operating profit of our Information Solutions segment.

     The following discussion regarding our financial results excludes special charges. Special charges are discussed in detail commencing on page 17, which includes a reconciliation of pro forma financial results to those reported under U.S. GAAP.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

Results of Operations

     Revenues:

	Quarters Ended June 30,

(In millions)	2002	2001	Change

Pharmaceutical Solutions
Pharmaceutical Distribution & Services
U.S. Healthcare	$8,374.2	$6,916.0	21%
U.S. Healthcare Sales to Customers’ Warehouses	3,497.1	3,106.5	13

Total U.S. Healthcare	11,871.3	10,022.5	18
International	819.4	712.5	15

Total Pharmaceutical Solutions	12,690.7	10,735.0	18

Medical-Surgical Solutions	682.9	675.1	1
Information Solutions
Software	45.1	45.4	(1)
Services	190.3	183.0	4
Hardware	19.0	17.8	7

Total Information Solutions	254.4	246.2	3

Total Revenues	$13,628.0	$11,656.3	17

Revenues, Excluding Sales to Customers’ Warehouses:
Pharmaceutical Solutions	$9,193.6	$7,628.5	21
Medical-Surgical Solutions	682.9	675.1	1
Information Solutions	254.4	246.2	3

Total	$10,130.9	$8,549.8	18

     Revenues for the first quarter of 2003 grew by 17% to $13.6 million compared to the first quarter of 2002. The increase was due to our Pharmaceutical Solutions segment, which accounted for over 92% of consolidated revenues.

     Increases in U.S. healthcare revenues, excluding sales to customers’ warehouses, were due to market growth rates, as well as the impact of agreements that took effect in the first quarter a year ago for new pharmaceutical business that was previously shipped direct or outside the distribution channel. Market growth rates reflect growing drug utilization and price increases which are offset in part by the increased use of generics. Our retail chain customers, which account for 42% of U.S. pharmaceutical distribution revenues, also experienced increased revenue growth. In the second quarter of 2003, U.S. pharmaceutical distribution growth rate is expected to be near the projected U.S. market growth rate of the low-teens as new business added late in the first quarter a year ago is anniversaried. The second quarter of 2003 will also include an additional selling day.

     U.S. healthcare sales to customers’ warehouses during the quarter ended June 30, 2002 increased over the comparable prior year period, mainly as a result of growth from existing customers. Sales to customers’ warehouses represent large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby we act as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers’ warehouses. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business.

     International pharmaceutical revenues, which are derived from our Canadian operations, increased reflecting the growth in the utilization of drug therapy, greater sales to our existing customers and the benefit from one additional selling day this quarter as compared to last year.

     Medical-Surgical Solutions segment revenues increased marginally as growth in sales to the primary and extended care customer bases was almost fully offset by a decline in revenues for acute care products. The segment’s decline in its acute care business reflects the competitive environment in which it operates and the continued self-warehousing strategy by a major customer.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Information Solutions segment revenues increased 3%, or 6% excluding revenues from a business that was sold in July 2001. Most of the revenues from this business were in the services line. Software revenues were flat while service revenues increased as a result of additional maintenance agreements.

     As of June 30, 2002, backlog for our Information Solutions segment, which includes firm contracts for maintenance fees, implementation and software contracts, and outsourcing agreements, was $2.04 billion compared to $2.06 billion at March 31, 2002 and $1.51 billion a year ago. The increase in backlog from June 30, 2001 was primarily due to a ten-year, $480 million outsourcing contract to provide a standardized, fully automated human resources and payroll system for the National Health Service of England and Wales, which was entered into during the third quarter of 2002.

     Gross Profit:

	Quarters Ended June 30,

(In millions)	2002	2001	Change

Pro forma Gross Profit
Pharmaceutical Solutions	$495.4	$410.3	21%
Medical-Surgical Solutions	131.5	133.0	(1)
Information Solutions	125.6	117.4	7

Total	$752.5	$660.7	14

Pro forma Gross Profit Margin(1)
Pharmaceutical Solutions	5.39%	5.38%	1	bp
Medical-Surgical Solutions	19.26	19.70	(44)
Information Solutions	49.37	47.68	169
Total	7.43	7.73	(30)

(1)	Excludes sales to customers’ warehouses.

     As a percentage of revenues, excluding sales to customers’ warehouses, pro forma gross profit margin decreased, primarily reflecting a higher proportion of revenues attributable to our U.S. pharmaceutical distribution business, which has lower margins both relative to the other product lines within the segment as well as to other segments, partially offset by an improvement in gross margins from our Information Solutions segment. Pharmaceutical Solutions segment gross margin increased one basis point (“bp”), reflecting the benefit of increased sales of generic drugs with higher margins and product sourcing profits on branded pharmaceuticals partially offset by a decline in the selling margin to customers.

     We exclude sales to customers’ warehouses in analyzing our gross and operating profits and operating expenses as a percentage of revenues as these revenues from bulk shipments to warehouses have a significantly lower gross margin compared to traditional direct store delivery sales because of their low cost-to-serve model. These sales do, however, contribute positively to our cash flows due to favorable timing between the customer payment and the payment to the supplier.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Operating Expenses, Other Income and Operating Profit:

	Quarters Ended June 30,

(In millions)	2002	2001	Change

Pro Forma Operating Expenses
Pharmaceutical Solutions	$280.6	$249.9	12%
Medical-Surgical Solutions	112.3	108.6	3
Information Solutions	107.5	107.3	—
Corporate	38.6	33.2	16

Total	$539.0	$499.0	8

Pro Forma Other Income
Pharmaceutical Solutions	$10.3	$10.7	(4)
Medical-Surgical Solutions	0.2	0.4	(50)
Information Solutions	0.4	0.5	(20)
Corporate	1.7	(1.6)	—

Total	$12.6	$10.0	26

Pro Forma Operating Profit
Pharmaceutical Solutions	$225.1	$171.1	32
Medical-Surgical Solutions	19.4	24.8	(22)
Information Solutions	18.5	10.6	75

Total	263.0	206.5	27
Corporate Expenses	(36.9)	(34.8)	6
Interest Expense	(30.9)	(27.0)	14

Pro forma income before income taxes	$195.2	$144.7	35

Pro Forma Operating Expenses as a Percentage of Revenues(1)
Pharmaceutical Solutions	3.05%	3.28%	(23	)bp
Medical-Surgical Solutions	16.44	16.09	35
Information Solutions	42.26	43.58	(132)
Pro Forma Operating Profit Margin(1)
Pharmaceutical Solutions	2.45%	2.24%	21
Medical-Surgical Solutions	2.84	3.67	(83)
Information Solutions	7.27	4.31	296
Total	2.60	2.42	18

(1)	Excludes sales to customers’ warehouses.

     Operating profit is computed as gross profit, less operating expenses, plus other income for our three business segments. Pro forma operating profit increased 27% to $263.0 million driven by continued strong revenue growth and operating margin expansion in our Pharmaceutical Solutions segment.

     Excluding sales to customers’ warehouses, Pharmaceutical Solutions segment pro forma operating profit as a percentage of revenues increased reflecting better gross margins, expense leverage and productivity enhancements in our U.S. pharmaceutical distribution business. Improvements in our Canadian and Mexican pharmaceutical distribution and Health Solutions products and services also contributed to higher operating profit.

     Medical-Surgical Solutions segment’s decrease in pro forma operating profit as a percentage of revenues was primarily due to additional operating expenses associated with the segment’s restructuring activities (duplicate payroll, transportation and warehouse costs as the segment consolidates distribution centers), system upgrades and margin pressures. In connection with segment management changes, we are currently re-evaluating our plan to restructure our distribution center network announced in the second quarter of 2002. The revised plan, which may require adjustments to previously recorded restructuring charges, should be completed in the second quarter of 2003 and fully implemented by early next fiscal year.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Information Solutions segment’s pro forma operating profit increased primarily reflecting improved customer support activity, better control of expenses and the elimination of almost $2 million in losses from a sold business.

     Pro forma Corporate expenses, net of other income, increased reflecting higher benefit and insurance costs partially offset by lower costs associated with the receivable sales program and the elimination of losses associated with our share of our investment in Health Nexis LLC. In the third quarter of 2002, Health Nexis LLC merged with another company which significantly diluted our percentage ownership in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment.

     Interest Expense: Interest expense for the quarter ended June 30, 2002 grew $3.9 million to $30.9 million primarily due to an increase in our average borrowings. Interest expense for the first quarter of 2003 reflects the issuance of $400.0 million 7.75% notes partially offset by the retirement of $175.0 million 6.875% notes, which occurred in the fourth quarter of 2002.

     In order to hedge a portion of our fixed interest rate debt with variable interest rates, in the first quarter of 2003, we entered into two interest rate swap agreements. The first agreement exchanges a fixed interest rate of 8.91% per annum to LIBOR plus 4.155%, on a notional amount of $100 million and matures in February 2005. The second agreement exchanges a fixed interest rate of 6.30% per annum to LIBOR plus 1.575%, on a notional amount of $150 million and matures in March 2005. These agreements are designated as fair value hedges and are intended to reduce our effective interest rate.

     Income Taxes: The effective income tax rate excluding special charges was 35.0% and 36.6%, for the quarters ended June 30, 2002 and 2001. The reduction in our effective tax rate was the result of certain tax planning initiatives.

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 301.0 million and 295.5 million for the quarters ended June 30, 2002 and 2001.

     Special Charges (Credit):

     We incurred the following special charges (credit):

	Quarters Ended June 30,

(In millions)	2002	2001

Securities litigation costs incurred	$0.1	$0.6
Loss on investments, net	2.6	2.3
Loss on sales of businesses, net	—	18.4
Restructuring and related asset impairments	4.5	(0.9)
Other, net	5.1	3.2

Total pre-tax special charges	12.3	23.6
Income tax benefit	(4.3)	(38.7)

Total after-tax special charges (credit)	$8.0	$(15.1)

Diluted loss (credit) per share attributable to special charges	$0.03	$(0.05)

     Securities Litigation Costs: During the quarters ended June 30, 2002 and 2001, we incurred expenses of $0.1 million and $0.6 million, net of estimated insurance recoveries, in connection with the securities litigation arising out of the 1999 restatement of our historical consolidated financial statements. The restatement was the result of improper accounting practices at HBO & Company, which we acquired in a January 1999 pooling of interests transaction.

     Loss on Investments, net: During the quarters ended June 30, 2002 and 2001, we recorded other-than-temporary impairment losses of $2.6 million and $2.3 million on equity and joint venture investments as a result of significant declines in the market values of these investments.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Loss on Sales of Businesses, net: During the first quarter of 2002, we sold two businesses from our Information Solutions segment for a net pre-tax loss of $18.4 million.

     Restructuring Activities: We recorded net charges for restructuring of $3.5 million and related asset impairments of $1.0 million during the quarter ended June 30, 2002. Of these amounts, $2.5 million pertains to the announced closure of a Pharmaceutical Solutions segment distribution center and includes severance, exit costs and asset impairments. Approximately 65 employees were given termination notices as a result of this restructuring activity. Restructuring charges for the first quarter of 2003 also includes $2.0 million in additional facility closure costs, reflecting a change in estimated costs associated with a prior year’s restructuring activity within the Pharmaceutical Solutions segment.

     During the quarter ended June 30, 2001, we recorded a net reversal of prior years’ restructuring expenses of $0.9 million, primarily reflecting a change in estimated costs to complete those activities.

     In connection with 2003 and 2002 restructuring activities, approximately 985 employees, mainly in distribution, delivery and associated back-office functions, were given termination notices, and 30 distribution centers were to be closed and 8 were to be opened. As of June 30, 2002, 314 employees had been terminated, and 15 distribution centers were closed and 5 were opened. A large portion of these activities pertain to our Medical-Surgical segment; and as previously discussed, we are currently evaluating our plans to restructure this segment’s distribution center network. The revised plan should be completed in the second quarter of 2003 and fully implemented by early next fiscal year.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for our discontinuance of overlapping and nonstrategic products and other product development projects within our Information Solutions segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, were reduced by $1.7  million and $0.1 million in cash and non-cash settlements during the first quarter of 2003 to $131.6 million at June 30, 2002 from $133.4 million at March 31, 2002. Total cash and non-cash settlements of $31.9 million and $71.7 million have been incurred since the inception of the restructuring plan. While the timing of the final resolution of these settlements is uncertain, we believe that additional allowances, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

     Refer to Financial Note 5, “Restructuring and Related Asset Impairments,” of the accompanying condensed consolidated financial statements for further discussions regarding our restructuring activities.

     Other Charges, net: For the quarter ended June 30, 2002, other charges of $5.1 million represent severance costs for workforce reductions in our Pharmaceutical Solutions, Medical-Surgical Solutions and Corporate segments. For the quarter ended June 30, 2001, other charges of $3.2 million pertain to the write-off of purchased software in our Information Solutions segment.

     Income Taxes on Special Charges: Income taxes on special charges are generally recorded at our annual effective tax rate. For accounting purposes, a tax benefit on the net assets of one of the businesses written down in connection with the restructuring of a former business segment in 2001 was not recognized until the first quarter of 2002, when the sale of the business was completed.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Additional information regarding our special charges (credit) is as follows:

	Quarters Ended June 30,

(In millions)	2002	2001

By Business Segment
Pharmaceutical Solutions	$6.8	$0.1
Medical-Surgical Solutions	1.2	(1.1)
Information Solutions	—	21.7

Sub-total	8.0	20.7
Corporate	4.3	2.9

Total	$12.3	$23.6

By Statement of Operations Classification
Operating expenses	$9.7	$2.9
Loss on sales of businesses, net	—	18.4
Other income, net	2.6	2.3

Total pre-tax special charges	$12.3	$23.6

     A reconciliation of pro forma operating profit to net income as reported under U.S. GAAP is as follows:

	Quarters Ended June 30,

(In millions)	2002	2001

Total pro forma operating profit	$263.0	$206.5
Special charges	(8.0)	(20.7)

Operating profit — U.S. GAAP	255.0	185.8
Corporate
Excluding special charges	(36.9)	(34.8)
Special charges	(4.3)	(2.9)

Total Corporate expenses	(41.2)	(37.7)
Interest expense	(30.9)	(27.0)

Income before income taxes and dividends on preferred securities of subsidiary trust	182.9	121.1
Income taxes
Before special charges	(68.4)	(52.9)
Benefit on special charges	4.3	38.7

Total income taxes	(64.1)	(14.2)
Dividends on preferred securities of subsidiary trust, net of tax benefit	(1.5)	(1.5)

Net income — U.S. GAAP	$117.3	$105.4

Acquisitions, Investments and Divestitures

     On May 16, 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 46% equity interest in the joint venture. The initial contribution to the joint venture of $12.1 million consisted of $7.7 million in net assets from a Pharmaceutical Solutions’ business and $4.4 million in cash, and is subject to adjustment. We have also committed to provide additional aggregate cash contributions of $9.4 million and to purchase a total of $15.0 million in services from the joint venture through 2007.

     On July 5, 2002, we completed our purchase of 98.1% of the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”), of Vancouver, British Columbia, Canada, by means of a cash tender offer. The purchase price of approximately $350 million (representing the cash tender offer less cash and equivalents purchased) was initially financed through excess cash and short-term debt. We are presently reviewing the valuation of the net assets acquired and we expect a substantial portion of the purchase price to be allocated to goodwill. In addition, we are currently in the process of acquiring the remaining 1.9% of outstanding shares of A.L.I. A.L.I. provides medical

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

imaging solutions, which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film.

Financial Condition, Liquidity, and Capital Resources

     Net cash flow used by operating activities was $203.0 million and $394.4 million during the quarters ended June 30, 2002 and 2001. The decrease in net cash flow used in operating activities is primarily due to improved inventory management and a decrease in investment inventory, partially offset by a decrease in drafts and accounts payable. Last year’s first quarter cash flows from operations reflect the sale of $375.0 million of trade accounts receivable, which reduced accounts receivable and increased cash balances. There was no such sale of accounts receivable at the end of the first quarter of 2003.

     Net cash used by investing activities was $84.3 million and $58.4 million during the quarters ended June 30, 2002 and 2001. Investing activities for the first quarter of 2003 include an increase in capital expenditures and other investments. Net cash provided by financing activities was $19.2 million and $249.4 million for the first quarters of 2003 and 2002. First quarter 2002 financing activities reflect short-term borrowings of $245.0 million to support working capital requirements.

Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(In millions)	2002	2002

Cash and equivalents and marketable securities	$301.4	$563.0
Operating working capital	3,650.8	3,288.2
Debt, net of cash and equivalents and marketable securities	1,126.7	866.6
Debt to capital ratio	25.0%	25.7%
Ratio of net debt to net capital employed	20.8%	17.3%
Return on committed capital	22.2%	21.8%

     Our Pharmaceutical Solutions segment requires a substantial investment in operating working capital (receivables and inventories net of related payables). Operating working capital is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated operating working capital at June 30, 2002 was greater than that of March 31, 2002, as a result of our higher sales volume. No trade receivables were sold at June 30, 2002 or March 31, 2002.

     The ratio of net debt to net capital employed at June 30, 2002 increased from March 31, 2002, reflecting the increase in net debt to fund internal growth. Return on committed capital improved to 22.2% on June 30, 2002 from 21.8% at March 31, 2002, as growth in our operating profit exceeded the growth in working capital needed to fund the increase in revenues.

     On July 31, 2002, our stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase authorized common stock from 400.0 million to 800.0 million shares. Increases in the authorized common stock provide us with greater flexibility for stock splits, stock dividends, issuances under employee benefit and incentive plans, financings, corporate mergers and acquisitions, and other general corporate matters.

Credit Resources

     Working capital requirements are primarily funded by cash, short-term borrowings and our receivables sale facility. We have a 364-day revolving credit agreement that allows for short-term borrowings of up to $1.075 billion which expires in October 2002, and a $400.0 million five-year revolving credit facility which expires in October 2003. These facilities are primarily intended to support our commercial paper borrowings. We also have a

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

committed revolving receivables sale facility aggregating $850 million, which we renewed on June 14, 2002 under substantially similar terms to those previously in place. At June 30, 2002 and March 31, 2002, we had no short-term borrowings, no borrowings under the revolving credit facilities, and no borrowing equivalents under the revolving receivables sale facility. We anticipate renewing our 364-day revolving credit facility prior to its expiration.

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At June 30, 2002, this ratio was 25.0% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations through our credit facilities, as well as the issuance of additional debt at the interest rates then currently available.

     We have $125.0 million of term debt that matures in November 2002. Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

New Accounting Pronouncements

     See Financial Note 2, “New Accounting Pronouncements,” on page 6 of the accompanying condensed consolidated financial statements.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	the resolution or outcome of pending shareholder litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including potential mandated benefits, changes in private and governmental reimbursement or in the delivery systems for healthcare products and services;

•	the ability to successfully market both new and existing products domestically and internationally;

•	changes in management personnel;

•	changes in manufacturers’ pricing, sales or distribution policies;

•	substantial defaults in payment or a material reduction in purchases by large customers;

•	challenges in integrating our software products, or the slowing or deferral of demand for these products;

•	the malfunction or failure of our segments’ information systems for any extended period of time;

•	our ability to successfully identify, consummate and integrate acquired businesses; and

•	changes in generally accepted accounting principles.

     These and other risks and uncertainties are described herein or in our Forms 10-K, 10-Q, 8-K and other public documents filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2002 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Financial Note 12 of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Stockholders was held on July 31, 2002. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below:

The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve for a three-year term. The vote was as follows:

	Votes For	Votes Withheld

Marie L. Knowles	254,640,413	5,199,243
Richard F. Syron	254,582,100	5,257,556
Jane E. Shaw	251,613,573	8,226,083

The proposal to approve the Amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 400 million to 800 million received the following vote:

Votes For	Votes Against	Votes Abstained

227,992,623	30,323,755	1,523,278

The proposal to amend the Employee Stock Purchase Plan to increase the number of shares available under the plan received the following vote:

Votes For	Votes Against	Votes Abstained

226,063,641	32,041,467	1,734,548

The proposal to amend the Amended and Restated Long Term Incentive Plan received the following vote:

Votes For	Votes Against	Votes Abstained

242,338,523	15,136,828	2,364,305

The proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the year ending March 31, 2003 received the following vote:

Votes For	Votes Against	Votes Abstained

247,457,651	10,439,131	1,942,874

McKESSON CORPORATION

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

     The Company has become aware of an error in the table captioned “Equity Compensation Plan Information” on page 31 of the proxy statement relating to the Company’s 2002 Annual Meeting of Stockholders held on July 31, 2002. The weighted-average exercise price of outstanding options, warrants and rights under equity compensation plans approved by security holders was $47.96 as of March 31, 2002 (not $13.82 as set forth in such table), and the weighted-average exercise price of outstanding options, warrants and rights under equity compensation plans not approved by security holders was $34.38 as of March 31, 2002 (not $13.73 as set forth in such table). The Company believes that this error was not material. The correct weighted-average exercise prices were included in a footnote to the Company’s financial statements which appears in Note 17, “Stockholders’ Equity”, of the Company’s Form 10-K filed on June 12, 2002.

     The equity compensation plans referred to in such table as being approved by security holders include the 1973 Stock Purchase Plan, the 1994 Stock Option and Restricted Stock Plan, the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan and the Employee Stock Purchase Plan (“ESPP”) (not including the additional 5.0 million shares approved by stockholders at the 2002 Annual Meeting of Shareholders for inclusion in the ESPP). The equity compensation plans referred to in such table as not being approved by security holders are the broad-based 1999 Stock Option and Restricted Stock Plan (not including the additional 12.5 million shares approved by the Board of Directors on July 31, 2002), the 1998 Canadian Stock Incentive Plan, the 1999 Executive Stock Purchase Plan, a small assumed sharesave scheme (similar to the ESPP) in the United Kingdom with fewer than 25,000 shares remaining and two other stock option plans.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits identified below are incorporated by reference herein as an exhibit to this report:

Exhibit 3.1 Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 1, 2002

Exhibit 3.2 Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 9, 2001.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended June 30, 2002.

The following report on Form 8-K was filed after June 30, 2002:

Form 8-K dated and filed July 10, 2002 relating to the completion of our tender offer to acquire A.L.I. Technologies on July 5, 2002.

McKESSON CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: August 9, 2002	By	/s/ William R. Graber

William R. Graber Senior Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees

Nigel A. Rees Vice President and Controller