Form 10-Q
period 2002-12-31
MCKESSON CORP
filed 2003-02-13
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2003

Common stock, $0.01 par value	290,957,175 shares

McKESSON CORPORATION

Item		Page

	PART I. FINANCIAL INFORMATION
1.	Condensed Financial Statements
	Consolidated Balance Sheets December 31, 2002 and March 31, 2002	3
	Consolidated Statements of Operations Quarter and nine months ended December 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows Nine months ended December 31, 2002 and 2001	5
	Financial Notes	6-16
2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition Financial Review	17-24
3.	Quantitative and Qualitative Disclosures about Market Risk	25
4.	Controls and Procedures	25
	PART II. OTHER INFORMATION
1.	Legal Proceedings	26
6.	Exhibits and Reports on Form 8-K	26
	Signatures	26
	Certifications of Chief Executive Officer and Chief Financial Officer	27-28

McKESSON CORPORATION

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2002	2002

ASSETS
Current Assets
Cash and equivalents	$316.1	$557.8
Marketable securities available for sale	11.3	5.1
Receivables, net	3,801.3	3,998.1
Inventories	6,541.0	6,011.5
Prepaid expenses and other	105.1	121.4

Total	10,774.8	10,693.9
Property, Plant and Equipment, net	582.4	592.2
Capitalized Software Held for Sale	127.2	118.4
Notes Receivable	182.4	237.7
Goodwill and Other Intangibles	1,443.9	1,115.7
Other Assets	693.5	566.1

Total Assets	$13,804.2	$13,324.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$6,315.4	$6,334.4
Deferred revenue	474.0	387.9
Short-term borrowings	30.0	—
Current portion of long-term debt	9.3	141.2
Other	804.8	724.5

Total	7,633.5	7,588.0
Postretirement Obligations and Other Noncurrent Liabilities	350.1	311.4
Long-Term Debt	1,292.1	1,288.4
McKesson Corporation — Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.3	196.1
Other Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800.0 and 400.0 shares authorized, and 291.4 and 287.9 shares issued and outstanding at December 31, 2002 and March 31, 2002	2.9	2.9
Additional paid-in capital	1,908.2	1,831.0
Other	(91.0)	(94.9)
Retained earnings	2,681.7	2,357.2
Accumulated other comprehensive losses	(81.4)	(81.6)
ESOP notes and guarantees	(61.7)	(74.5)
Treasury shares, at cost, 1.0 shares at December 31, 2002	(26.5)	—

Total Stockholders’ Equity	4,332.2	3,940.1

Total Liabilities and Stockholders’ Equity	$13,804.2	$13,324.0

See Financial Notes.

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$14,921.0	$13,194.8	$42,234.5	$37,001.3
Cost of Sales	14,193.4	12,508.3	40,016.8	34,996.0

Gross Profit	727.6	686.5	2,217.7	2,005.3
Operating Expenses	517.8	497.0	1,583.4	1,509.1
Loss on Sales of Businesses, Net	—	—	—	18.4

Operating Income	209.8	189.5	634.3	477.8
Interest Expense	(27.9)	(27.2)	(88.5)	(81.2)
Other Income, Net	24.1	9.4	38.2	23.8

Income From Continuing Operations Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	206.0	171.7	584.0	420.4
Income Taxes	(70.2)	(60.1)	(198.9)	(120.9)
Dividends on Preferred Securities of Subsidiary Trust, Net of Tax Benefit	(1.5)	(1.5)	(4.6)	(4.6)

Income (Loss) After Income Taxes
Continuing Operations	134.3	110.1	380.5	294.9
Discontinued Operations	—	(1.3)	(4.1)	(1.7)

Net Income	$134.3	$108.8	$376.4	$293.2

Earnings (Loss) Per Common Share
Diluted
Continuing Operations	$0.46	$0.37	$1.28	$1.01
Discontinued Operations	—	—	(0.01)	(0.01)

Total Diluted	$0.46	$0.37	$1.27	$1.00

Basic
Continuing Operations	$0.46	$0.38	$1.31	$1.04
Discontinued Operations	—	—	(0.01)	(0.01)

Total Basic	$0.46	$0.38	$1.30	$1.03

Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.18
Weighted Average Shares
Diluted	298.0	299.2	299.3	299.0
Basic	289.7	285.6	289.1	284.9

See Financial Notes.

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,

	2002	2001

Operating Activities
Income from continuing operations	$380.5	$294.9
Adjustments to reconcile to net cash provided by operating activities
Depreciation	76.2	86.7
Amortization	74.6	66.1
Provision for bad debts	57.3	40.0
Deferred taxes on income	18.7	9.5
Loss on sales of businesses, net	—	18.4
Other non-cash items	9.9	17.1

Total	617.2	532.7

Effects of changes in:
Receivables	155.1	(321.8)
Inventories	(522.9)	(1,151.1)
Accounts and drafts payable	(17.3)	892.2
Deferred revenue	92.4	52.8
Other	33.8	79.9

Total	(258.9)	(448.0)

Net cash provided by continuing operations	358.3	84.7
Discontinued operations	(0.9)	(3.5)

Net cash provided by operating activities	357.4	81.2

Investing Activities
Property acquisitions	(81.8)	(74.7)
Capitalized software expenditures	(132.1)	(100.3)
Acquisitions of businesses, less cash and short-term investments acquired	(356.8)	(10.7)
Notes receivable issuances, net	(42.4)	(46.2)
Proceeds from sale of notes receivable	117.9	—
Other	7.7	23.3

Net cash used by investing activities	(487.5)	(208.6)

Financing Activities
Proceeds from issuance of debt	30.0	18.9
Repayment of debt	(140.6)	(23.6)
Dividends paid on convertible preferred securities of subsidiary trust	(7.5)	(7.5)
Capital stock transactions
Issuances	69.9	71.9
Share repurchases	(25.0)	(44.2)
ESOP notes and guarantees	12.8	14.5
Dividends paid	(52.3)	(51.4)
Other	1.1	—

Net cash used by financing activities	(111.6)	(21.4)

Net decrease in cash and equivalents	(241.7)	(148.8)

Cash and equivalents at beginning of period	557.8	433.5

Cash and equivalents at end of period	$316.1	$284.7

See Financial Notes.

McKESSON CORPORATION

FINANCIAL NOTES
(Unaudited)

1.	Interim Financial Statements

     In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2002, the results of operations for the quarter and nine months ended December 31, 2002 and 2001 and cash flows for the nine months ended December 31, 2002 and 2001.

     The results of operations for the quarter and nine months ended December 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2002 consolidated financial statements previously filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

2.	New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS Nos. 143 and 145 will become effective for 2004. We are evaluating, but at this point do not believe the adoption of these statements will have a material impact on our consolidated financial statements.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The provisions of SFAS No. 146 are required to be adopted for restructuring activities initiated after December 31, 2002, and are not expected to have a material impact on our consolidated financial statements.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and we have adopted those requirements in the accompanying Financial Note 14. The initial recognition and measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We are assessing what impact, if any, FIN No. 45 may have on our consolidated financial statements.

     Also in November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF Issue No. 00-21 is effective for 2005, with earlier adoption permitted. We are evaluating what impact, if any, EITF Issue No. 00-21 may have on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for our 2003 annual financial statements, whereas the interim disclosure provisions are effective for our first quarter of 2004. We are currently assessing the impact of the adoption of SFAS No. 148.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires consolidation of variable interest entities by their primary beneficiaries if certain conditions are met. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and as of July 1, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are evaluating what impact, if any, FIN No. 46 may have on our consolidated financial statements.

3.	Acquisitions and Investments

     In July 2002, we acquired 98.4% of the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”), of Vancouver, British Columbia, Canada, by means of a cash tender offer. The remaining 1.6% of A.L.I.’s outstanding common stock was acquired in September 2002. A.L.I. provides digital medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film. The acquisition of A.L.I. complements our Horizon Clinicals offering by incorporating medical images into a computerized patient record. The results of A.L.I.’s operations have been included in the condensed consolidated financial statements within our Information Solutions segment since the July acquisition date.

     The aggregate purchase price for A.L.I. was $350.7 million and was financed through cash and short-term borrowings. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Current assets	$21.2
Long-term assets:
Goodwill	333.3
Other (primarily intangibles)	17.3
Liabilities	(21.1)

Net assets acquired, less cash and equivalents	$350.7

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     We are in the process of finalizing a third-party valuation of the intangible assets; thus, the allocation of the purchase price is subject to refinement. The acquired intangibles represent technology assets and have a weighted-average useful life of five years. None of the amount assigned to goodwill is expected to be deductible for tax purposes.

     During the nine months ended December 31, 2002 and 2001, our Pharmaceutical Solutions segment completed several smaller acquisitions. Pro forma results of operations have not been presented for these acquisitions, nor the acquisition of A.L.I., as the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.

     In May 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 45% equity interest in the joint venture. The initial contribution to the joint venture of $12.1 million consisted of $7.7 million in net assets from a Pharmaceutical Solutions’ business and $4.4 million in cash, and is subject to adjustment. Additional cash contributions of $1.3 million have been made subsequent to formation. As of December 31, 2002, we have committed to provide additional aggregate cash contributions of up to $9.1 million and to purchase a total of $12.8 million in services from the joint venture through 2007. No gain or loss was recognized as a result of this transaction. Financial results for this joint venture are recognized on the equity method basis of accounting and are included in Other income, net in the condensed consolidated statements of operations, within our Pharmaceutical Solutions segment.

4.	Discontinued Operations and Divestitures

     In September 2002, we sold the net assets of a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Net proceeds from the sale of this business were $4.5 million. The disposition resulted in an after-tax loss of $3.7 million or $0.01 per diluted share. In accordance with SFAS No. 144, the net assets and results of operations of this business have been presented as a discontinued operation, and as a result, prior year amounts have been reclassified.

     The operating results of discontinued operations for the quarter and nine months ended December 2002 and 2001 were as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions)	2002	2001	2002	2001

Revenues	$—	$3.6	$8.4	$13.5

Loss before income taxes	$—	$(1.9)	$(0.6)	$(2.6)
Loss on sale of business	—	—	(6.0)	—
Income tax benefit	—	0.6	2.5	0.9

Loss on discontinued operations	$—	$(1.3)	$(4.1)	$(1.7)

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

5.	Contract Losses

     During the quarter ended December 31, 2002, we recorded a contract loss provision of $51.0 million to recognize expected losses for certain multi-year contracts within our Information Solutions’ international business. The contract losses are reflected in Cost of sales in the accompanying condensed consolidated statement of operations. These contracts are subject to the percentage-of-completion method of accounting. Changes in estimates to complete and revisions in overall profit estimates for percentage-of-completion contracts are recognized in the period in which they are determined. This provision is subject to change as additional information is obtained and as the contracts progress toward completion.

6.	Restructuring and Related Asset Impairments

     We recorded the following charges and adjustments for restructuring and related asset impairments in the condensed consolidated statements of operations:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions)	2002	2001	2002	2001

Asset impairments	$—	$—	$1.3	$1.2
Severance	(0.3)	—	(4.5)	2.8
Exit-related	0.5	—	(2.7)	16.3

Total	$0.2	$—	$(5.9)	$20.3

     During the quarter ended December 31, 2002, we recorded net adjustments to severance and exit-related accruals of $0.2 million. On a year-to-date basis, we recorded net reductions to these accruals of $7.2 million and restructuring related asset impairments of $1.3 million.

     Restructuring charges for the nine months ended December 31, 2002 include a $2.5 million charge for severance charges, exit-related costs and asset impairments pertaining to the planned closure of a distribution center and a $3.5 million charge for additional facility closure costs, reflecting a change in estimated costs associated with prior year restructuring plans (of which $1.5 million was recorded in the current quarter). Approximately 65 employees were given termination notices as a result of the planned distribution center closure. Both of these charges pertain to our Pharmaceutical Solutions segment.

     Restructuring charges for the nine months ended December 31, 2002 also include $5.4 million and $6.8 million reversals of severance and exit-related accruals (of which $1.3 million was recorded in the current quarter) and a $0.3 million asset impairment charge pertaining to our 2002 Medical-Surgical Solutions segment distribution center network consolidation plan. The reversals were the result of our reevaluation of this segment’s distribution center strategy. The original consolidation plan included a net reduction of 20 distribution centers, from 51, compared to a net reduction of 14 under the revised consolidation plan. We anticipate completing the above described Pharmaceutical Solutions and Medical-Surgical Solutions consolidation plans by the end of 2003.

     Restructuring charges for the quarter and nine months ended December 31, 2001 primarily related to our Medical-Surgical Solutions segment distribution center network consolidation plan.

     The following table summarizes program-to-date and plan restructuring activities:

	Program-to-Date		Plan

Number of:	Completed	Balance to Complete	Original	Revised

Distribution center closures	19	2	30	21
Distribution center openings	5	1	8	6
Employee terminations (1)	523	131	985	654

(1)	Employee terminations primarily relate to distribution, delivery and associated back-office functions.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     The following table summarizes the activity related to restructuring liabilities for the nine months ended December 31, 2002:

	Pharmaceutical Solutions		Medical-Surgical Solutions		Information Solutions		Corporate

(In millions)	Severance	Exit-Related	Severance	Exit-Related	Severance	Exit-Related	Severance	Exit-Related	Total

Balance, March 31, 2002	$1.2	$4.4	$10.9	$14.3	$5.6	$4.5	$16.8	$0.3	$58.0
Current period expense	0.9	0.6	—	—	—	—	—	—	1.5
Adjustment to prior year’s expense	—	3.5	(5.4)	(6.8)	—	—	—	—	(8.7)

Net expense for the period	0.9	4.1	(5.4)	(6.8)	—	—	—	—	(7.2)
Cash expenditures	(1.1)	(1.6)	(3.7)	(2.8)	(3.6)	(1.2)	(1.8)	(0.3)	(16.1)

Balance, December 31, 2002	$1.0	$6.9	$1.8	$4.7	$2.0	$3.3	$15.0	$—	$34.7

     Accrued restructuring liabilities are included in other current and non-current liabilities in the accompanying condensed consolidated balance sheets. The December 31, 2002 balances for the Pharmaceutical Solutions and Medical-Surgical Solutions segments relate primarily to the consolidation of certain distribution centers and include severance costs and costs for preparing facilities for disposal, lease costs and property taxes required subsequent to termination of operations. Restructuring liabilities for the Information Solutions segment primarily represent accrued severance and lease costs. Corporate accrued severance primarily pertains to retirement costs. With the exception of the retirement costs and certain lease termination costs, which are anticipated to be paid over the next few years, substantially all other accrued restructuring amounts are anticipated to be paid by the end of 2003.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for our discontinuance of overlapping and non-strategic products and other product development projects within our Information Solutions segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, decreased to $94.8 million at December 31, 2002 from $133.4 million at March 31, 2002. Reductions in the allowance were due to $8.8 million and $7.5 million of cash and non-cash settlements. In addition, during the third quarter of 2003, we reversed $22.3 million of the allowance into operating expenses due to favorable settlements and continued negotiations with affected customers. Total cash and non-cash settlements of $39.0 million and $79.1 million have been incurred since the inception of the restructuring plan.

     Although the final outcome of these customer settlements cannot be determined, we believe that any additional liability and related expenditures will not have a material adverse effect on our financial position, results of operations or cash flows.

7.	Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill, by business segment, are as follows:

	Pharmaceutical	Medical-Surgical	Information
(In millions)	Solutions	Solutions	Solutions	Total

Balance, March 31, 2002	$303.9	$689.4	$29.0	$1,022.3
Goodwill acquired	2.2	—	333.3	335.5
Foreign currency translations and other	(0.8)	(0.2)	(11.7)	(12.7)

Balance, December 31, 2002	$305.3	$689.2	$350.6	$1,345.1

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     Information regarding other intangible assets is as follows:

	December 31,	March 31,
(In millions)	2002	2002

Customer lists	$89.7	$88.1
Technology	59.6	44.1
Trademarks and other	23.6	22.5

Total intangibles	172.9	154.7
Accumulated amortization	(74.1)	(61.3)

Intangibles, net	$98.8	$93.4

     Amortization expense of other intangible assets was $4.7 million and $13.2 million for the quarter and nine months ended December 31, 2002 and $3.6 million and $10.7 million for the comparable prior year periods. As of December 31, 2002, estimated future annual amortization expense of other intangible assets is $17.8 million, $18.7 million, $17.8 million, $13.1 million, $12.9 million and $10.1 million in the years 2003 through 2008.

8.	Financing Activities

     We have a $550.0 million 364-day revolving credit agreement that expires in September 2003 and a $550.0 million three-year revolving credit facility that expires in September 2005. These facilities, which were entered into in September 2002, are primarily intended to support our commercial paper borrowings. With the exception of the three-year revolving credit facility, which was previously a five-year facility, terms of these agreements are substantially similar to those previously in place. At December 31, 2002, we had $30.0 million of short-term borrowings outstanding and no borrowings outstanding at March 31, 2002.

     In the third quarter of 2003, we:

•	increased our committed revolving receivables sales facility by $100.0 million to $950.0 million. This facility expires in June 2003. At December 31, 2002, $900.0 million was utilized under this facility and no amount was utilized at March 31, 2002,

•	sold customer lease receivables from our Pharmaceutical Solutions segment for cash proceeds of $117.9 million. The sale of these receivables resulted in a gain of $5.3 million which is included in Other income, in the condensed consolidated statement of operations, and

•	repaid $125.0 million of term debt that had matured.

     In order to hedge a portion of our fixed interest rate debt with variable interest rates, we entered into two interest rate swap agreements in the first quarter of 2003. The first agreement exchanges a fixed interest rate of 8.91% per annum to the London Inter Bank Offering Rate (“LIBOR”) plus 4.155%, on a notional amount of $100 million and matures in February 2005. The second agreement exchanges a fixed interest rate of 6.30% per annum to LIBOR plus 1.575%, on a notional amount of $150 million and matures in March 2005. These agreements are designated as fair value hedges and are intended to manage our ratio of variable to fixed interest rates.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

Corporation common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by us at 102.5% of the liquidation amount.

     We have guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the “Preferred Guarantee”). The Preferred Guarantee, when taken together with our obligations under the Debentures, and in the indenture pursuant to which the Debentures were issued, and our obligations under the Amended and Restated Declaration of Trust governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

     The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the preferred securities reflected as outstanding in the accompanying consolidated financial statements.

10.	Stockholders’ Equity

     In July 2002, our stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase authorized common stock from 400.0 million to 800.0 million shares. Also at that time, our stockholders approved an increase in common stock available for issuance under the Employee Stock Purchase Plan from 6.1 million to 11.1 million shares, and our Board of Directors approved an increase in common stock available for issuance in the form of nonqualified stock options under the broad-based 1999 Stock Option Plan and Restricted Stock Plan from 32.7 million (of which approximately 3 million remained available for issuance at that time) to 45.2 million shares.

     In 2001, the Company’s Board of Directors approved plans to repurchase up to $250.0 million of common stock. During the third quarter of 2003, we repurchased 0.9 million shares of the Company’s common stock for a total of $25.0 million. In 2001 and 2002, we repurchased 3.5 million shares of the Company’s common stock for a total of $109.8 million.

11.	Comprehensive Income

     Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions)	2002	2001	2002	2001

Net income	$134.3	$108.8	$376.4	$293.2
Unrealized loss on marketable securities and investments	(0.1)	(0.5)	(1.4)	(5.7)
Net gain (loss) on derivative instruments	0.3	(0.6)	(0.8)	0.7
Foreign currency translation adjustments	5.1	(0.7)	2.4	(4.5)

Comprehensive income	$139.6	$107.0	$376.6	$283.7

12.	Earnings Per Share

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     The computations for basic and diluted earnings per share for continuing operations are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions, except per share amounts)	2002	2001	2002	2001

Income from continuing operations	$134.3	$110.1	$380.5	$294.9
Dividends on preferred securities of subsidiary trust, net of tax benefit	1.5	1.5	4.6	4.6

Income from continuing operations – diluted	$135.8	$111.6	$385.1	$299.5

Weighted average common shares outstanding:
Basic	289.7	285.6	289.1	284.9
Effect of dilutive securities:
Options to purchase common stock	2.3	7.7	4.2	8.3
Trust convertible preferred securities	5.4	5.4	5.4	5.4
Restricted stock	0.6	0.5	0.6	0.4

Diluted	298.0	299.2	299.3	299.0

Earnings per common share from continuing operations:
Basic	$0.46	$0.38	$1.31	$1.04
Diluted	$0.46	$0.37	$1.28	$1.01

13.	Litigation

I.	Accounting Litigation

     In our annual report on Form 10-K for the year ended March 31, 2002, and our quarterly reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002, we reported on numerous legal proceedings arising out of our announcement on April 28, 1999 regarding accounting improprieties at HBOC, now known as McKesson Information Solutions, Inc.

     By order dated January 6, 2003, the Honorable Ronald M. Whyte of the Northern District of California granted in part and denied in part the Company’s motion to dismiss the lead plaintiff’s Third Amended and Consolidated Class Action Complaint (the “TAC”) in the previously-reported consolidated action captioned In re McKesson HBOC, Inc. Sec. Litig., (N.D. Cal. C-99-20743-RMW). Specifically, Judge Whyte dismissed with prejudice the claim against the Company under Section 10(b) of the Securities and Exchange Act of 1934 (“Exchange Act”) to the extent that claim was based on McKesson’s conduct or statements prior to the January 12, 1999 merger transaction with HBO & Company, denied the Company’s motion to dismiss the claim against the Company under Section 14(a) of the Exchange Act, and ordered the Company to answer the TAC which answers are due to be filed by February 26, 2003.

     On December 31, 2002, a consolidated amended complaint (the “CAC”) was filed in the previously reported action captioned In re McKesson HBOC, Inc. ERISA Litigation, (No. C00-20030 RMW). The CAC was filed by former employees of McKesson or HBOC who allege they participated in the HBO & Company Profit Sharing and Savings Plan (the “HBOC Plan”) or the McKesson Profit Sharing Investment Plan (the “McKesson Plan”). The CAC purports to seek relief on behalf of two putative sub-classes: (i) an HBOC sub-class defined as all participants in the HBOC Plan and their beneficiaries from March 31, 1996 to April 1, 1999, for whose benefit the HBOC Plan held and acquired HBOC stock and, after January 12, 1999, McKesson stock, and (ii) a McKesson sub-class defined as all participants in the McKesson Plan whose accounts were invested in McKesson Company stock at any time, who maintained an account balance under the McKesson Plan as of April 27, 1999, which included McKesson Company Stock, and who had not received a distribution from the McKesson Plan as of April 27, 1999. The CAC names as defendants, HBOC, an “HBOC Administrative Committee,” the alleged members of the HBOC Administrative Committee, the “HBOC Board of Directors,” certain individuals alleged to be former members of HBOC’s Board of Directors, McKesson, and certain current or former members of McKesson’s Board of Directors. Plaintiffs also named the McKesson Plan as a nominal defendant. The CAC generally alleges that HBOC breached its fiduciary duties and engaged in transactions prohibited by ERISA. Plaintiffs further allege that HBOC is liable

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

under principles of respondeat superior and agency for alleged breaches of fiduciary duties by other HBOC Plan fiduciaries. Plaintiffs also allege that McKesson is liable under principles of respondeat superior and agency for alleged breaches of fiduciary duties by other McKesson Plan fiduciaries. The CAC seeks to have the defendants restore to the HBOC Plan and McKesson Plan losses allegedly caused by their alleged breaches of fiduciary duty, equitable relief, attorneys’ fees, costs and expenses. McKesson and HBOC are currently required to respond to the CAC by February 21, 2003.

     On January 17, 2003, the Honorable Donald S. Mitchell of the California Superior Court in San Francisco held a hearing on McKesson’s and HBOC’s demurrers to and motions to strike the amended complaints in the previously reported actions The State of Oregon, By and Through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al., (S.F. Superior Ct. No. 307619), Minnesota State Board of Investment v. McKesson HBOC, Inc. et al., (S.F. Superior Ct No. 311747), Utah State Board of Investment v. McKesson HBOC, Inc. et al., (S.F. Superior Ct. No. 311269), and Merrill Lynch Fundamental Growth Fund, Inc. et al. v. McKesson HBOC, Inc. et al. (S.F. Superior Ct. Case No. CGC-02-405792). Judge Mitchell has not yet issued an order on the demurrers or motions to strike.

     A previously reported case, Derdiger v. Tallman, et. al. (Del. Ch. Case No. 17276), which was filed as a class action, is now proceeding as an individual action. The plaintiff has moved for partial summary judgment against defendant HBO & Company and the former directors of Access Health, Inc., who are also defendants, have moved to dismiss the claims against them. No hearing for these motions has been set.

     In another previously reported individual action, Kelly v. McKesson Corporation, (Del. Superior Ct. C.A. No. 99C-09-265), the court postponed the trial, which had been scheduled to begin on May 3, 2003. The parties are currently negotiating a new schedule, which will be presented to the court for its approval.

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

II.	Other Litigation, Investigations, and Claims

     The U.S. Attorney’s Office for the Southern District of Illinois is conducting an industry-wide civil and criminal investigation into the marketing, sale and Medicare reimbursement of enteral nutritional products (“Products”) and has indicated that the Company and two of our employees are subjects of the investigation. The Products are sold, and the individuals are employed by our extended care business conducted by McKesson Medical-Surgical Minnesota Inc., a subsidiary of the Company. We are cooperating with the investigation and responding to a subpoena which has been issued. It is not now feasible for us to predict the outcome of this investigation, but we do not believe that an adverse outcome would have a material effect on our financial position, results of operations or cash flows.

     In our report on Form 10-Q for the quarter ended September 30, 2002, we reported on certain asbestos litigation involving the Company. The discussions with Univar USA, Inc. referenced in that report are continuing.

14.	Financial Guarantees and Warranties

     Financial Guarantees: We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At December 31, 2002, the maximum amounts of

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

inventory repurchase guarantees and other customer guarantees were approximately $133.1 million and $68.4 million. We consider it unlikely to make significant payments under these guarantees, and accordingly, amounts accrued for these guarantees were nominal.

     At December 31, 2002, we had commitments to provide $14.3 million of cash contributions to and to purchase $12.8 million of services from Verispan and other equity-held investments, of which no amounts have been accrued at December 31, 2002. In addition, our banks and insurance companies have issued $50.8 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

     In conjunction with certain transactions, primarily divestitures, we may provide routine indemnifications (e.g., retention of previously existing environmental, tax and employee liabilities) whose terms vary in duration and often are not explicitly defined. Where appropriate, obligations for such indemnifications are recorded as liabilities. Because the amounts of these indemnification obligations often are not explicitly stated, the overall maximum amount of these commitments cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments as a result of these indemnifications.

     Warranties: In the normal course of business, we provide warranties and indemnifications for our products and services. We provide warranties that the products we distribute are in compliance with the Food, Drug and Cosmetic Act and other applicable laws and regulations. We have received the same warranties from our suppliers, who customarily are the manufacturers of the products. In addition, we have indemnity obligations to our customers for these products, which have also been provided to us from our suppliers, either through express agreement or by operation of law.

     We also provide warranties regarding the performance of software and automation products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed to specifications. For software products, this may result in additional project costs and/or the payment of penalties or damages in accordance with the contract and are reflected in our estimates used for the percentage-of-completion method of accounting for these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenue from these maintenance agreements is recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. At December 31, 2002, accrued warranty costs were not material to the condensed consolidated balance sheet.

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)
(Unaudited)

15.	Segment Information

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

     Financial information relating to our segments is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions)	2002	2001	2002	2001

Revenues
Pharmaceutical Solutions	$13,933.1	$12,262.6	$39,349.6	$34,226.2
Medical-Surgical Solutions	692.6	684.1	2,059.7	2,043.5
Information Solutions	295.3	248.1	825.2	731.6

Total	$14,921.0	$13,194.8	$42,234.5	$37,001.3

Operating profit (loss)
Pharmaceutical Solutions	$241.0	$200.1	$687.2	$551.1
Medical-Surgical Solutions	17.6	25.7	48.5	48.3
Information Solutions	15.1	15.1	58.5	18.6

Total	273.7	240.9	794.2	618.0
Corporate	(39.8)	(42.0)	(121.7)	(116.4)
Interest expense	(27.9)	(27.2)	(88.5)	(81.2)

Income from continuing operations before income taxes and dividends on preferred securities of subsidiary trust	$206.0	$171.7	$584.0	$420.4

	December 31,	March 31,
(In millions)	2002	2002

Segment assets, at period end
Pharmaceutical Solutions	$10,388.9	$10,178.2
Medical-Surgical Solutions	1,483.6	1,485.6
Information Solutions	1,075.7	674.8

Total	12,948.2	12,338.6
Corporate
Cash, equivalents and marketable securities	327.4	562.9
Other	528.6	422.5

Total	$13,804.2	$13,324.0

McKESSON CORPORATION

FINANCIAL REVIEW
(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended			Nine Months Ended
	December 31,			December 31,

(In millions, except per share data)	2002	2001	Change	2002	2001	Change

Revenues
Excluding Sales to Customers’ Warehouses	$10,913.9	$9,627.1	13%	$31,322.0	$27,085.6	16%
Sales to Customers’ Warehouses	4,007.1	3,567.7	12	10,912.5	9,915.7	10

Total Revenues	$14,921.0	$13,194.8	13	$42,234.5	$37,001.3	14

Operating Profit (1)	273.7	240.9	14	794.2	618.0	29
Net Income	134.3	108.8	23	376.4	293.2	28
Diluted Earnings Per Share	0.46	0.37	24	1.27	1.00	27

(1)	Operating profit for our three business segments is defined as earnings from continuing operations before Corporate expenses, interest expense and income taxes.

     Net income increased 23% to $134.3 million for the third quarter of 2003 compared to the same period a year ago, and diluted earnings per share increased $0.09 to $0.46. For the nine months ended December 31, 2002, net income increased 28% to $376.4 million compared to the same period a year ago, and diluted earnings per share increased $0.27 to $1.27. Excluding the items noted below, which were included in income from continuing operations, increases were due to revenue growth and operating margin increases in our Pharmaceutical Solutions segment, offsetting flat revenues and a decline in operating profit in our Medical-Surgical Solutions segment. Increases in year-to-date financial results were also attributable to revenue growth and operating margin expansion in our Information Solutions segment.

     Results from continuing operations included the following items:

     For the quarter and nine months ended December 31, 2002: a $51.0 million provision for expected losses on five multi-year contracts within our Information Solutions’ international business, a $22.3 million credit for the reversal of a portion of customer settlement reserves also within our Information Solutions segment, and gains of $5.3 million and $4.5 million on sales of lease receivables and venture investments within our Pharmaceutical Solutions segment. Results for the nine months ended December 31, 2002 also include $12.2 million in reversals of prior year’s accrued restructuring charges and $11.0 million in additional bad debt reserves within our Medical-Surgical Solutions segment. These items total a pre-tax loss of $18.9 million and $17.7 million for the quarter and nine months ended December 31, 2002.

     For the nine months ended December 31, 2001: restructuring charges of $24.3 million associated with the Medical-Surgical Solutions segment’s original distribution center consolidation plan, and $18.4 million pre-tax loss ($18.4 million after-tax gain) on sale of two businesses within our Information Solutions segment. These items total a pre-tax loss of $42.7 million.

     In the second quarter of 2003, we sold a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Financial results for this business have been presented as a discontinued operation and accordingly, all periods presented have been reclassified. Losses from discontinued operations of $4.1 million ($0.01 per diluted share) for the nine months ended December 31, 2002, and $1.3 million and $1.7 million ($0.01 per diluted share) for the quarter and nine months ended December 31, 2001, were incurred.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

Results of Operations

     Revenues:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,

(In millions)	2002	2001	Change	2002	2001	Change

Pharmaceutical Solutions
Pharmaceutical Distribution & Services
U.S. Healthcare	$9,039.7	$7,937.4	14%	$25,913.8	$22,126.0	17%
U.S. Healthcare Sales to Customers’ Warehouses	4,007.1	3,567.7	12	10,912.5	9,915.7	10

Total U.S. Healthcare	13,046.8	11,505.1	13	36,826.3	32,041.7	15
Canada	886.3	757.5	17	2,523.3	2,184.5	16

Total Pharmaceutical Solutions	13,933.1	12,262.6	14	39,349.6	34,226.2	15

Medical-Surgical Solutions	692.6	684.1	1	2,059.7	2,043.5	1
Information Solutions
Software	61.8	37.8	63	157.6	125.4	26
Services	206.2	187.2	10	595.6	550.2	8
Hardware	27.3	23.1	18	72.0	56.0	29

Total Information Solutions	295.3	248.1	19	825.2	731.6	13

Total Revenues	$14,921.0	$13,194.8	13	$42,234.5	$37,001.3	14

Revenues, Excluding Sales to Customers’ Warehouses:
Pharmaceutical Solutions	$9,926.0	$8,694.9	14	$28,437.1	$24,310.5	17
Medical-Surgical Solutions	692.6	684.1	1	2,059.7	2,043.5	1
Information Solutions	295.3	248.1	19	825.2	731.6	13

Total	$10,913.9	$9,627.1	13	$31,322.0	$27,085.6	16

     Revenues increased by 13% to $14,921.0 million and by 14% to $42,234.5 million in the quarter and nine months ended December 31, 2002 compared to the same prior year periods. The increase was largely due to growth in our Pharmaceutical Solutions segment, which accounted for over 93% of consolidated revenues.

     Increases in U.S. healthcare revenues, excluding sales to customers’ warehouses, reflect market growth rates as well as new customers in our pharmaceutical distribution business, and growth in our automation, specialty pharmaceutical products, and pharmacy outsourcing services businesses. Year-to-date revenues also reflect the impact of agreements for new pharmaceutical distribution business that was previously direct or outside the distribution channel. Market growth rates reflect growing drug utilization and price increases which are offset in part by the increased use of generics. In the fourth quarter of 2003, the U.S. pharmaceutical distribution growth rate is expected to be in the range of the projected U.S. market growth rate of 11-14%.

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

     Increases in Canadian pharmaceutical revenues primarily reflect market growth rates as well as greater sales to our existing customers.

     Medical-Surgical Solutions segment revenues increased nominally. Revenues for the quarter reflect greater sales of extended care products, whereas, on a year-to-date basis, growth in primary and extended care products was almost fully offset by a decline in revenues for acute care products. The segment’s decline in its acute care business

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

reflects the competitive environment in which it operates and the continued self-warehousing strategy by a major customer.

     Information Solutions segment revenues increased reflecting growth in all three categories: software, services and hardware. Both software and services revenues benefited from the recognition of previously deferred revenues and the acquisition of A.L.I. Technologies Inc. (“A.L.I.”).

     As of December 31, 2002, the backlog for our Information Solutions segment, which includes firm contracts for maintenance fees, implementation and software contracts, and outsourcing agreements, was $2.08 billion compared to $2.06 billion at March 31, 2002 and $1.98 billion a year ago. The increase in backlog from December 31, 2001 was primarily due to an increase in deferred software and associated service bookings.

     Gross Profit:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,

(In millions)	2002	2001	Change		2002	2001	Change

Gross Profit
Pharmaceutical Solutions	$487.6	$437.6		11%	$1,462.8	$1,264.7		16%
Medical-Surgical Solutions	130.1	135.5		(4)	389.7	396.2		(2)
Information Solutions	109.9	113.4		(3)	365.2	344.4		6

Total	$727.6	$686.5		6	$2,217.7	$2,005.3		11

Gross Profit Margin (1)
Pharmaceutical Solutions	4.91%	5.03%	(12	)bp(2)	5.14%	5.20%	(6	)bp
Medical-Surgical Solutions	18.78	19.81		(103)	18.92	19.39		(47)
Information Solutions	37.22	45.71		(849)	44.26	47.07		(281)
Total	6.67	7.13		(46)	7.08	7.40		(32)

(1)	Excludes sales to customers’ warehouses.

(2)	Basis points (“bp”).

     As a percentage of revenues, excluding sales to customers’ warehouses, gross profit margin decreased, primarily reflecting:

•	a $51.0 million provision for expected losses on five multi-year contracts within our Information Solutions’ international business,

•	a higher proportion of revenues attributable to our U.S. pharmaceutical distribution business, which has lower margins both relative to the other product lines within the Pharmaceutical Solutions segment as well as to other segments, and

•	a decline in the Pharmaceutical Solutions segment gross margin reflecting a decrease in selling margin to customers, offset in part by greater product sourcing profits on branded pharmaceuticals, the benefit of increased sales of generic drugs with higher margins, and growth in other higher margin products and services.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Operating Expenses, Other Income and Operating Profit:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,

(In millions)	2002	2001	Change		2002	2001	Change

Operating Expenses (1)
Pharmaceutical Solutions	$269.1	$246.8		9%	$814.7	$743.6		10%
Medical-Surgical Solutions	113.6	109.9		3	342.6	348.6		(2)
Information Solutions	95.4	99.7		(4)	308.8	327.1		(6)
Corporate	39.7	40.6		(2)	117.3	108.2		8

Total	$517.8	$497.0		4	$1,583.4	$1,527.5		4

Other Income
Pharmaceutical Solutions	$22.5	$9.3		142	$39.1	$30.0		30
Medical-Surgical Solutions	1.1	0.1		1,000	1.4	0.7		100
Information Solutions	0.6	1.4		(57)	2.1	1.3		62
Corporate	(0.1)	(1.4)		(93)	(4.4)	(8.2)		(46)

Total	$24.1	$9.4		156	$38.2	$23.8		61

Operating Profit
Pharmaceutical Solutions	$241.0	$200.1		20	$687.2	$551.1		25
Medical-Surgical Solutions	17.6	25.7		(32)	48.5	48.3		—
Information Solutions	15.1	15.1		—	58.5	18.6		215

Total	273.7	240.9		14	794.2	618.0		29
Corporate Expenses	(39.8)	(42.0)		(5)	(121.7)	(116.4)		5
Interest Expense	(27.9)	(27.2)		3	(88.5)	(81.2)		9

Income from continuing operations before income taxes and dividends on preferred securities of subsidiary trust	$206.0	$171.7		20	$584.0	$420.4		39

Operating Expenses as a Percentage of Revenues (1),(2)
Pharmaceutical Solutions	2.71%	2.84%	(13	)bp	2.86%	3.06%	(20	)bp
Medical-Surgical Solutions	16.40	16.06		34	16.63	17.06		(43)
Information Solutions	32.31	40.19		(788)	37.42	44.71		(729)
Operating Profit Margin (1),(2)
Pharmaceutical Solutions	2.43%	2.30%	13	bp	2.42%	2.27%	15	bp
Medical-Surgical Solutions	2.54	3.76		(122)	2.35	2.36		(1)
Information Solutions	5.11	6.09		(98)	7.09	2.54		455
Total	2.51	2.50		1	2.54	2.28		26

(1)	Results for the nine months ended December 31, 2001, include $18.4 million of loss on sales of businesses from our Information Solutions segment.

(2)	Excludes sales to customers’ warehouses.

     Operating profit is computed as gross profit, less operating expenses, plus other income for our three business segments. Increases in operating profit for the quarter ended December 31, 2002 were primarily due to margin expansion in our Pharmaceutical Solutions segment, partially offset by a decline in our Medical-Surgical Solutions segment. Information Solutions segment operating profit dollars were flat for the quarter, however, their results included a $51.0 million loss on its international contracts for expected losses and a $22.3 million credit for the reversal of a portion of customer settlement reserves. On a year-to-date basis, increases in operating profit primarily reflect margin expansion in our Pharmaceutical Solutions segment and improvements in our Information Solutions segment.

     Excluding sales to customers’ warehouses, Pharmaceutical Solutions segment operating profit as a percentage of revenues increased primarily reflecting expense leverage, and gains of $5.3 million and $4.5 million on sales of lease receivables and venture investments, offset in part by a decline in gross margins.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Medical-Surgical Solutions segment operating profit as a percentage of revenues primarily reflects a decline in gross margins due to the segment’s competitive environment. In addition, the segment continues to incur duplicate operating expenses associated with its ongoing restructuring activities and replacement of information systems. Additional operating expenses incurred include duplicate payroll, transportation and warehouse costs as the segment consolidates distribution centers.

     For the nine months ended December 31, 2002, results for the Medical-Surgical Solutions segment also include $12.2 million in reversals of prior year’s accrued restructuring charges as a result of a modification to our distribution center network consolidation plan and $11.0 million of additional bad debt reserves. Results for the comparable prior year period include $24.3 million in restructuring charges associated with the original consolidation plan and $4.8 million of inventory impairments.

     We expect to complete this segment’s distribution center consolidation program by the fourth quarter of 2003 and the information systems consolidation plan during the next fiscal year, and we expect to begin to realize the benefits of more efficient operations in 2004. Refer to Financial Note 6, “Restructuring and Related Asset Impairments,” for further discussions regarding our restructuring activities.

     Information Solutions segment’s operating profit as a percentage of revenues decreased for the quarter and increased for the nine months ended December 31, 2002. Current period results for this segment reflect:

•	a $51.0 million provision for expected losses on international contracts,

•	a $22.3 million credit for the reversal of a portion of customer settlement reserves. The reversal was the result of favorable settlements and continued negotiations with affected customers,

•	more efficient operations resulting from improved customer support activity and control of expenses, and

•	additional operating profit dollars and increases as a percentage of revenue from A.L.I.

     Results for the nine months ended December 31, 2001 for this segment include an $18.4 million loss on the sale of two businesses.

     Corporate expenses, net of other income, decreased 5% and increased 5% for the quarter and nine months ended December 31, 2002. Current period expenses reflect higher benefit and insurance costs, lower pension income, and additional impairments on equity investments. In the second quarter of 2003, we lowered our pension plan assets earnings assumption to 8.25% from 9.75%. Prior year expenses include the impact of losses associated with our investment in Health Nexis LLC and a $4.0 million litigation settlement related to the 1996 acquisition of a pharmaceutical distributor.

     Interest Expense: Interest expense increased primarily due to higher average borrowings. Interest expense for 2003 reflects the issuance of $400.0 million 7.75% notes in the fourth quarter of 2002, partially offset by the retirements of $175.0 million 6.875% notes also in that quarter, and $125.0 million 6.55% notes in the current quarter.

     In order to hedge a portion of our fixed interest rate debt with variable interest rates, we entered into two interest rate swap agreements in the first quarter of 2003. The first agreement exchanges a fixed interest rate of 8.91% per annum to the London Inter Bank Offering Rate (“LIBOR”) plus 4.155%, on a notional amount of $100 million and matures in February 2005. The second agreement exchanges a fixed interest rate of 6.30% per annum to LIBOR plus 1.575%, on a notional amount of $150 million and matures in March 2005. These agreements are designated as fair value hedges and are intended to manage our ratio of variable to fixed interest rates.

     Income Taxes: The effective income tax rate for the nine months ended December 31, 2002 and 2001 was 34.0% and 28.7%. Income taxes for the nine months ended December 31, 2001 include a benefit of $30.0 million on a pre-tax gain of $0.2 million from the sale of a business; excluding this benefit, the effective income tax rate was approximately 36%. The reduction in our effective income tax rate, excluding the prior year benefit on the sale of a business, reflects our estimated annualized rate for 2003 and is the result of a higher proportion of income being attributable to foreign countries that have lower income tax rates.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 298.0 million and 299.2 million for the third quarters of 2003 and 2002 and 299.3 million and 299.0 million for the nine months ended December 31, 2002 and 2001.

Acquisitions, Investments, Discontinued Operations and Divestitures

     In July 2002, we acquired 98.4% of the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”), of Vancouver, British Columbia, Canada, by means of a cash tender offer. The remaining 1.6% of A.L.I.’s outstanding common stock was acquired in September 2002. A.L.I. provides digital medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film. The acquisition of A.L.I. complements our Horizon Clinicals offering by incorporating medical images into a computerized patient record. The aggregate purchase price for A.L.I. was $350.7 million and was financed through cash and short-term borrowings. The results of A.L.I.’s operations have been included in the condensed consolidated financial statements within our Information Solutions segment since the July acquisition date.

     In May 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 45% equity interest in the joint venture. The initial contribution to the joint venture of $12.1 million consisted of $7.7 million in net assets from a Pharmaceutical Solutions’ business and $4.4 million in cash, and is subject to adjustment. Additional cash contributions of $1.3 million have been made subsequent to formation. As of December 31, 2002, we have committed to provide additional aggregate cash contributions of up to $9.1 million and to purchase a total of $12.8 million in services from the joint venture through 2007. No gain or loss was recognized as a result of this transaction. Financial results for this joint venture are recognized on the equity basis of accounting and are included in Other income, net in the condensed consolidated statements of operations, within our Pharmaceutical Solutions segment.

     In September 2002, we sold the net assets of a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Net proceeds from the sale of this business were $4.5 million. The disposition resulted in an after-tax loss of $3.7 million or $0.01 per diluted share. In accordance with Statement of Financial Accounting Standards No. 144, the net assets and results of operations of this business have been presented as a discontinued operation, and as a result, prior year amounts have been reclassified.

     Refer to Financial Notes 3, “Acquisitions and Investments” and 4, “Discontinued Operations and Divestitures,” of the accompanying condensed consolidated financial statements for further discussions regarding these activities.

Financial Condition, Liquidity, and Capital Resources

     Net cash of $357.4 million was provided by operating activities during the nine months ended December 31, 2002. Operating activities include income from continuing operations of $380.5 million and non-cash items of $236.7 million which were partially offset by increases in inventory and other net working capital items. At December 31, 2002, $900.0 million was utilized under our accounts receivable sales facility, or $464.0 million more than the comparable prior year period. Excluding the sale of accounts receivable, net increases in working capital were required primarily to support our revenue growth. Working capital balances also reflect timing in payment of vendor accounts.

     During the nine months ended December 31, 2001, operating activities provided cash of $81.2 million. Operating activities include income from continuing operations of $294.9 million and non-cash items of $237.8 million which were partially offset by net increases in working capital items. The use of cash in 2002 for working capital items reflects the build up associated with the implementation of new pharmaceutical distribution business as well as purchasing opportunities.

     Net cash used by investing activities was $487.5 million and $208.6 million during the nine months ended December 31, 2002 and 2001. Investing activities for the first nine months of 2003 include the purchase of A.L.I. for $350.7 million, and increases in property acquisitions and software expenditures, partially offset by $117.9

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

million of proceeds from the sale of notes receivable. Financing activities used net cash of $111.6 million and $21.4 million during the nine months ended December 31, 2002 and 2001. Fiscal 2003 financing activities include the repayment of $125.0 million of term debt that had matured.

Selected Measures of Liquidity and Capital Resources

	December 31,	March 31,
(In millions)	2002	2002

Cash and equivalents and marketable securities	$327.4	$562.9
Operating working capital	3,552.9	3,287.3
Debt net of cash and equivalents and marketable securities	1,004.0	866.7
Debt to capital ratio	22.7%	25.7%
Ratio of net debt to net capital employed	18.1%	17.3%
Return on committed capital	22.3%	22.0%

     Our Pharmaceutical Solutions segment requires a substantial investment in operating working capital (receivables and inventories net of related payables). Operating working capital is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated operating working capital at December 31, 2002 was greater than at March 31, 2002, as a result of our higher sales volume and seasonality of inventory purchases. Operating working capital reflects the sale of $900.0 million of receivables at December 31, 2002. No receivables were sold at March 31, 2002.

     The ratio of net debt to net capital employed at December 31, 2002 increased from March 31, 2002, reflecting the increase in net debt to fund internal growth and business acquisitions. Return on committed capital improved to 22.3% at December 31, 2002 from 22.0% at March 31, 2002, as growth in our operating profit more than offset the growth in working capital needed to fund the increase in revenues.

     In July, 2002, our stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase authorized common stock from 400.0 million to 800.0 million shares. Increases in the authorized common stock provide us with greater flexibility for stock splits, stock dividends, issuances under employee benefit and incentive plans, financings, corporate mergers and acquisitions, and other general corporate matters.

     In 2001, the Company’s Board of Directors approved plans to repurchase up to $250.0 million of common stock. During the third quarter of 2003, we repurchased 0.9 million shares of the Company’s common stock for a total of $25.0 million. In 2001 and 2002, we repurchased 3.5 million shares of the Company’s common stock for a total of $109.8 million.

Credit Resources

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $550.0 million 364-day revolving credit agreement that expires in September 2003 and a $550.0 million three-year revolving credit facility that expires in September 2005. These facilities, which were entered into in September 2002, are primarily intended to support our commercial paper borrowings. With the exception of the three-year revolving credit facility, which was previously a five-year facility, terms of these agreements are substantially similar to those previously in place. We had $30.0 million of short-term borrowings outstanding at December 31, 2002 and no borrowings outstanding at March 31, 2002.

     We also have a committed revolving receivables sale facility aggregating $950.0 million, which expires in June 2003. This facility was renewed earlier in the fiscal year under terms that were substantially similar to those already in place and was increased by $100.0 million during the third quarter of 2003. As noted above, at December 31, 2002, $900.0 million was utilized under this facility and no amount was utilized at March 31, 2002.

McKESSON CORPORATION

FINANCIAL REVIEW (Concluded)
(Unaudited)

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At December 31, 2002, this ratio was 22.7% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.

     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

New Accounting Pronouncements

     There are a number of new accounting standards that may impact our financial results. These accounting standards are described in Financial Note 2, “New Accounting Pronouncements,” on pages 6 and 7 of the accompanying condensed consolidated financial statements.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Among the factors that could cause actual results to differ materially are the following:

•	the resolution or outcome of pending shareholder litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including potential mandated benefits, changes in private and governmental reimbursement or in the delivery systems for healthcare products and services;

•	the ability to successfully market both new and existing products domestically and internationally;

•	timing and amounts of ongoing customer settlements;

•	changes in manufacturers’ pricing, sales or distribution policies;

•	substantial defaults in payment by large customers;

•	material reduction in purchases or the loss of a large customer or supplier relationship;

•	challenges in integrating or implementing our software products, or the slowing or deferral of demand for these products;

•	the achievement of contract milestones and the use of estimates required under the percentage-of-completion method of accounting;

•	the malfunction or failure of our segments’ information systems for any extended period of time;

•	our ability to successfully identify, consummate and integrate acquired businesses;

•	changes in generally accepted accounting principles; and

•	general economic and market conditions.

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

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer (the “Senior Officers”), with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described below, the Senior Officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

     (b)  Changes in Internal Controls

     Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in those factors that could significantly affect those controls.

     (c)  Inherent Limitations on the Effectiveness of Controls

     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, a control system is subject to implementation based on the cost effectiveness of such controls. Further, because of the inherent limitations in all control systems, including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place. Over time, controls may become inadequate because of changes in conditions, or deterioration of the degree of compliance with the policies or procedures. Because of the inherent limitation of control systems, misstatements due to error or fraud may occur and not be detected. Given such inherent limitations, the Senior Officers and other members of the Company’s management, do not expect our disclosure controls or procedures to prevent all possible instances of error and fraud.

McKESSON CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Refer to Financial Note 13 of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended December 31, 2002, and through to the date of this filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: February 13, 2003	By	/s/ William R. Graber William R. Graber Senior Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees Nigel A. Rees Vice President and Controller

McKESSON CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John H. Hammergren, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of McKesson Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ John H. Hammergren John H. Hammergren Chairman and Chief Executive Officer

McKESSON CORPORATION

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William R. Graber, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of McKesson Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ William R. Graber William R. Graber Senior Vice President and Chief Financial Officer