Form 10-K
period 2003-03-31
MCKESSON CORP
filed 2003-06-06
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 1-13252

McKESSON CORPORATION

A Delaware Corporation

I.R.S. Employer Identification Number
94-3207296

McKesson Plaza
One Post Street, San Francisco, CA 94104
Telephone (415) 983-8300

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class) Common Stock, $0.01 par value Preferred Stock Purchase Rights	(Name of Each Exchange on Which Registered) New York Stock Exchange Pacific Exchange, Inc. New York Stock Exchange Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer. Yes [x] No [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2002, was approximately $8,203,245,735.

     Number of shares of common stock outstanding on May 30, 2003: 289,526,926

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 30, 2003 are incorporated by reference into Part III of this report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit 10.2
Exhibit 10.5
Exhibit 10.6
Exhibit 10.18
Exhibit 10.19
Exhibit 10.23
Exhibit 10.30
Exhibit 10.31
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 99.1
Exhibit 99.2

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1.       Business

General

     McKesson Corporation (“McKesson,” the “Company,” the “Registrant,” or “we” and other similar pronouns), is a Fortune 20 corporation providing supply, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available via our website (www.mckesson.com under the “Investors – SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”).

Business Segments

     We conduct our business through three segments. Through our Pharmaceutical Solutions segment, we are a leading distributor of ethical and proprietary drugs, and health and beauty care products throughout North America. We are also a leading provider of patient and payor services in the United States. Our Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment, and provides logistics and related services within the United States. Our Information Solutions segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, as well as outsourcing and other services, to healthcare organizations throughout North America, certain European countries and the United Kingdom. The Company’s strategy is to create strong, value-based relationships with customers, enabling us to sell additional products and services to these customers over time.

     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2003	2002			2001

Pharmaceutical Solutions	$53.2	93%	$46.3	93%	$38.4	92%
Medical-Surgical Solutions	2.8	5	2.7	5	2.7	6
Information Solutions	1.1	2	1.0	2	0.9	2

Total	$57.1	100%	$50.0	100%	$42.0	100%

     Pharmaceutical Solutions

     Our Pharmaceutical Solutions segment consists of the following businesses: Pharmaceutical Distribution, Automation, Health Solutions, Zee® Medical and McKesson Canada Corporation. We also have a 22% interest in Nadro, S.A. de C.V. (“Nadro”).

     U.S. Pharmaceutical Distribution. Supplies pharmaceuticals and other healthcare related products to more than 40,000 customers in three primary customer segments: national and regional retail chains, institutional providers, and retail independent pharmacies. These three customer groups represented approximately 39%, 40%, and 21% of U.S. Pharmaceutical Distribution’s revenues in 2003.

     The U.S. Pharmaceutical Distribution business operates through a network of 30 distribution centers, as well as a master distribution center and a repackaging facility, serving all 50 states. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, a Smithsonian award-winning technology, which integrates and tracks all internal functions, such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware, and radio frequency signals to provide our customers with industry leading order quality and fulfillment at up to 99.9% accuracy. Closed Loop DistributionSM, which integrates portable Palm technology with Acumax® Plus to give customers complete ordering and inventory control, and Supply Management OnlineSM, an Internet-based ordering, purchasing, third-party reconciliation and

McKESSON CORPORATION

account management system, help ensure that our customers have the right products at the right time for their facilities and patients.

     Our investment in operational excellence also includes Six Sigma – an analytical methodology that emphasizes setting high quality objectives, collecting data, and analyzing results to a fine degree in order to improve processes to reduce costs and errors. Further, we are implementing enterprise-wide information systems to help achieve greater consistency and accuracy both internally and for our customers.

     The U.S. Pharmaceutical Distribution business’ major value-added offerings, by customer group, include the following:

Retail Chains (drug stores, food/drug combination, mail order pharmacies, and mass merchandisers) — Business solutions that help chains increase revenues:

•	Rx-PakSM – Bulk repackaging leverages our purchasing power and supplier relationships, offers pharmaceuticals at reduced prices, helps increase inventory turns and reduces working capital investment;

•	Automated Refill Center – Improves pharmacy productivity and reduces costs by managing prescription refill volume remotely;

•	McKesson Managed Inventory – Reduces inventory carrying costs through forecasting integrated with automated replenishment technologies; and

•	Re-Distribution Centers – Two large facilities which offer access to inventory for single source purchasing, including pharmaceuticals and biologicals.

Retail Independent Pharmacies — Marketing, merchandising, operational efficiencies and industry leadership that help pharmacists focus on patient care while improving profitability:

•	Valu-Rite® and Health Mart® – Network of independent pharmacies that leverages group branding and purchasing power;

•	McKesson Managed Care/Omnilink® – Saves time and costs through comprehensive managed care and reconciliation assistance services;

•	McKesson OneStop GenericsSM – Helps pharmacies maximize their cost savings with a broad selection of rebate-eligible generic drugs, lower up-front pricing and one-stop shopping; and

•	PharmaSim – Profitability analysis tool that helps pharmacists measure and compare results with their local and national competitors.

Institutional Providers (hospitals and health systems, integrated delivery networks, clinics and other acute-care facilities, and long-term care providers) — Electronic ordering/purchasing and supply chain management systems that help improve efficiencies, save labor and improve capital:

•	Fulfill-RxTM – Streamlines pharmacy inventory replenishing, automates inventory re-ordering, and optimizes medication cabinet inventory to easily value the pharmacy’s total inventory investment;

•	Asset Management – Comprehensive program designed to deliver improved inventory management controls; and

•	Medication Management – Complete pharmacy management focused on improving patient outcomes by increasing drug safety, developing pharmacy staff, and streamlining administrative processes.

     International Pharmaceutical Distribution. Consists of McKesson Canada Corporation (formerly Medis Health and Pharmaceutical Services, Inc.), a wholly-owned subsidiary, the largest pharmaceutical distributor in Canada. We also have a 22% equity interest in Nadro, the leading pharmaceutical distributor in Mexico.

     Automation. Manufactures and markets automated pharmacy systems and services to hospitals through its McKesson Automated Healthcare unit and to retail pharmacies through its McKesson Automated Prescription Systems unit. Key products and services include:

McKesson Automated Healthcare:

•	ROBOT-Rx™ system, a robotic pharmacy dispensing and utilization tracking system that enables hospitals to lower pharmacy costs while significantly improving the accuracy of pharmaceutical dispensing;

•	AcuDose-Rx™, a unit-based cabinet that automates the storage, dispensing and tracking of commonly used drugs in patient areas;

•	Admin-Rx™, a hand-held device that records, automates, and streamlines drug administration and medication information requirements through bar code scanning at the patient’s bedside;

McKESSON CORPORATION

•	Fulfill-Rx™, software that streamlines pharmacy inventory replenishment; and

•	SupplyScanSM, a hand-held device that tracks consumption of medical supplies through bar-code scanning at point-of-use.

McKesson Automated Prescription Systems:

•	A wide range of pharmaceutical dispensing and productivity products including Baker Cells™ and Baker Cassettes™, modular units that provide pharmacists with quick and accurate counting capabilities combined with efficient space management;

•	Autoscript™, a robotic pharmacy dispensing system that enables retail pharmacies to lower pharmacy costs through high-volume dispensing while improving accuracy through the use of bar code technology; and

•	Pharmacy 2000® and Productivity Station™, interactive workstation systems that combine software and automation to improve productivity throughout the pharmacy prescription sales process.

     Health Solutions. Uses our capabilities in pharmaceutical distribution, patient management, and information to create specialty pharmaceutical and medical management services for biotech and pharmaceutical manufacturers, payors, physicians and providers. This business is focused on two growing areas of healthcare: medical management and specialty pharmaceutical services.

Medical Management —The following suite of services and software products are marketed to payors, employers and government organizations to help manage the cost and quality of care:

•	Disease management programs to improve overall healthcare of a patient;

•	Nurse triage services to direct patients to the appropriate level of care;

•	Clinical and analytical software to support utilization, case and disease management workflow;

•	Business intelligence tools for measuring, reporting and improving clinical and financial performance; and

•	InterQual® Criteria for clinical decision support.

Specialty Pharmaceutical Services —This business’ product-specific solutions are directed towards manufacturers, payors and physicians to enable delivery and administration of high-cost, often injectable bio-pharmaceutical drugs used to treat patients with chronic disease. The business facilitates patient and provider access to specialty pharmaceuticals across multiple delivery channels (direct-to-physician wholesale, patient-direct specialty pharmacy dispensing, and access to retail pharmacy), provides clinical support and treatment compliance programs that help patients stay on complex therapies, and offers reimbursement, data collection and analysis services.

     Zee® Medical. North America’s leading provider of first aid, safety, and training solutions, providing services to industrial and commercial customers. This business offers an extensive line of products and services aimed at maximizing headcount productivity and minimizing the liability and cost associated with workplace illnesses and injuries.

     Medical–Surgical Solutions

     Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, equipment, logistics and related services to healthcare providers that include hospitals, physicians’ offices, extended care facilities, and homecare sites through a network of 37 distribution centers within the U.S. This segment is the nation’s third largest distributor of medical-surgical supplies to hospitals (acute care) and is the leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care facilities and homecare sites (extended care). Supply Management On-LineSM, an electronic ordering system, provides an advanced way of ordering medical-surgical products over the Internet, and the segment’s Optipak® program allows physicians to customize ordering of supplies according to individual surgical procedure preferences.

     Information Solutions

     Our Information Solutions segment provides a comprehensive portfolio of software, support and services to help healthcare organizations improve patient safety, reduce the cost and variability of care, and better manage their resources and revenue stream. The Information Solutions segment markets its products and services to integrated delivery networks, hospitals, physician group practices, home health providers, managed care providers and payors. Approximately sixty percent of hospital-based integrated delivery networks in the U.S. use one or more products from this segment. The segment also sells its solutions internationally through subsidiaries and/or distribution

McKESSON CORPORATION

agreements in Canada, the United Kingdom, Ireland, France, Germany, Luxembourg, the Netherlands, Australia and New Zealand.

     The product portfolio for the Information Solutions segment is organized into three major solutions sets – clinical management, revenue cycle management and resource management – with a variety of subsets of these solutions designed to address specific healthcare business issues (e.g., physician access, medication safety, etc.). To ensure that organizations achieve the maximum value for their information technology investment, the Information Solutions segment also offers a wide range of services to support the implementation and use of solutions as well as assist with business and clinical re-design, process re-engineering and staffing (both information technology and back-office).

     Clinical management. The segment’s clinical solutions are designed to enable organizations to improve medication safety, accelerate physician utilization of healthcare information technology and reduce variability in healthcare quality and costs. The clinical management solution set, known as Horizon ClinicalsTM, is built using architecture to facilitate integration and enable modular deployment of systems. It includes a clinical data repository, document imaging, medical imaging, real-time decision support, point-of-care nursing documentation, enterprise laboratory and pharmacy, an emergency department solution and an ambulatory medical record. Horizon ClinicalsTM also includes solutions to facilitate physician access to patient information such as a Web-based physician portal and wireless devices that draw on information from the hospital’s information systems.

     Revenue cycle management. The segment’s revenue cycle solution is designed to reduce days in accounts receivable, prevent insurance claim denials, reduce costs and improve productivity for our customers. Examples of solutions include contract management, electronic claims processing and coding compliance checking. The segment’s hospital information systems also play a key role in revenue cycle management by working with these solutions to automate the operation of individual departments and their respective functions within the inpatient environment.

     Resource management. The segment’s resource management solutions consist of an integrated suite of applications that enhance an organization’s ability to forecast and optimize enterprisewide use of resources (labor, supplies, equipment and facilities) associated with the delivery of care. These solutions help automate and link resource requirements to care protocols designed to increase profitability, enhance decision-making, and improve business processes.

     In addition to the product offerings described above, the segment offers a comprehensive range of services to help organizations derive greater value from, and enhance satisfaction and return on investment throughout the life of the solutions implemented. The range of services includes:

     Technology Services. The segment has worked with numerous healthcare organizations to support the smooth operation of their information systems by providing the technical infrastructure designed to maximize application accessibility, availability, security and performance.

     Professional Services. Professional services help customers achieve business results from their software investment. The segment offers a wide array of quality service options including consulting for business process improvement and re-design, as well as implementation, project management, technical, and education services relating to all products in the Information Solutions segment.

     Outsourcing Services. The segment helps organizations focus their resources where needed while the segment manages their information technology or revenue cycle operations through outsourcing. Outsourcing service options include managing hospital data processing operations, as well as strategic information systems planning and management, revenue cycle processes, payroll processing, business office administration, and major system conversions.

Acquisitions, Investments and Divestitures

     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. These initiatives are detailed in Financial Notes 2 and 3 to the consolidated financial statements, “Acquisitions and Investments” and “Discontinued Operations and Other Divestitures,” appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION

Competition

     In every area of healthcare distribution operations, our Pharmaceutical Solutions and Medical-Surgical Solutions segments face strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, and manufacturers engaged in direct distribution. In addition, these segments face competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segments) which may from time to time decide to develop, for their own internal needs, supply management capabilities which are provided by the segments and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in these segments.

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

Intellectual Property

     The principal trademarks and service marks of the Pharmaceutical Solutions and Medical-Surgical Solutions segments include: ECONOLINK®, VALU-RITE®, Valu-Rite/CareMax®, OmniLink®, McKesson OneStop GenericsSM, Health Mart®, ASK-A-NURSE®, Episode Profiler®, InterQual®, coSource®, ROBOT-Rx™, AutoscriptTM, Acumax® Plus, AcuDose-Rx™, AcuScan-Rx™, Admin-Rx™, Rx-PakSM, Pak Plus-Rx™, SelfPace™, Baker Cells™, Baker Cassettes™, Baker Universal™, Autoscript™, Pharmacy 2000™, Productivity Station™, CRMS™, Patterns Profiler™, CareEnhanceSM, Closed Loop DistributionSM, .com Pharmacy Solutions®, Fulfill-Rx™ , SupplyScanSM, Supply Management OnLineSM, and Optipak®.

     The substantial majority of technical concepts and codes embodied in our Information Solutions segment’s computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to us. The principal trademarks and service marks for this segment are: HealthQuest®, Paragon®, Pathways 2000®, TRENDSTAR®, Horizon Clinicals™, HorizonWP®, Series 2000™, STAR 2000™, Connect 2000®, and PracticePoint®.

     We also own other registered and unregistered trademarks and service marks and similar rights used by our business segments. All of the principal trademarks and service marks are registered in the United States, or registrations have been applied for with respect to such marks, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. We believe we have taken all necessary steps to preserve the registration and duration of our trademarks and service marks, although no assurance can be given that we will be able to successfully enforce or protect our rights thereunder in the event that they are subject to third-party infringement claims. We do not, however, consider any particular patent, license, franchise or concession to be material to our business.

Other Information About the Business

     Customers: In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2003, sales to our largest customer, Rite Aid Corporation, and ten largest customers accounted for approximately 12% and 50% of our revenues. At March 31, 2003, accounts receivable from Rite Aid Corporation and our ten largest customers were approximately 10% and 43% of total accounts receivable. The majority of these revenues and accounts receivable are included in our Pharmaceutical Solutions segment.

     Research and Development:. Our research and development (“R&D”) expenditures primarily consists of our investment in software development held for sale. We expended $193.9 million, $183.1 million, and $186.9 million for R&D activities in 2003, 2002 and 2001 and of these amounts, we capitalized 23%, 26% and 21%. R&D expenditures are incurred by our Information Solutions segment and our Medical Management and Automation businesses. Our Information Solutions segment product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals. We believe a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional

McKESSON CORPORATION

information regarding our R&D activities is included in Financial Note 1 to the consolidated financial statements, “Significant Accounting Policies,” appearing in this Annual Report on Form 10-K.

     Environmental Legislation: We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in “Item 3. Legal Proceedings” of this Annual Report on Form 10-K. Other than any capital expenditures that may be required in connection with those legal matters, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2003 and is not expected to be material in the next year.

     Employees: On March 31, 2003, we employed approximately 24,500 persons compared to 24,000 in 2002 and 23,000 in 2001.

     Financial Information About Foreign and Domestic Operations and Export Sales: Information as to foreign operations is included in Financial Notes 1 and 21 to the consolidated financial statements, “Significant Accounting Policies” and “Segments of Business,” appearing in this Annual Report on Form 10-K.

Item 2.       Properties

     Because of the nature of our principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 13 to the consolidated financial statements, “Lease Obligations,” appearing in this Annual Report on Form 10-K.

Item 3.       Legal Proceedings

     I.  Accounting Litigation

     Since the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company (“HBOC”) and now known as McKesson Information Solutions, Inc., were improperly recorded as revenue and reversed, as of April 29, 2003, ninety-one lawsuits have been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Arthur Andersen”).

Federal Actions

     Sixty-seven of the above mentioned actions have been filed in Federal Court (the “Federal Actions”). All of the undismissed Federal Actions are pending before the Honorable Ronald M. Whyte of the United States District Court (the “Court”) for the Northern District of California. Federal Actions filed as class actions (excluding the ERISA actions discussed below) have been consolidated into a single action before Judge Whyte under the caption In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the “Consolidated Action”). As discussed below, some individual Federal Actions are also pending before Judge Whyte. By order dated December 22, 1999, Judge Whyte appointed the New York State Common Retirement Fund as lead plaintiff (“Lead Plaintiff”) in the Consolidated Action and approved Lead Plaintiff’s choice of counsel.

     After the filing of three consolidated complaints and multiple motions by multiple defendants challenging the sufficiency of those complaints, the pleadings in the case have been set with respect to McKesson and HBOC (motions for reconsideration of prior dismissal orders issued by Judge Whyte have been filed by Arthur Andersen and Bear Stearns and remain pending). The operative complaint in the Consolidated Action is Lead Plaintiff’s Third Amended and Consolidated Class Action Complaint (“TAC”), filed on February 15, 2002. The TAC asserts claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the events leading to McKesson’s announcements in April, May and July 1999,

McKESSON CORPORATION

and names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Arthur Andersen and Bear Stearns as defendants. The Section 10(b) claim alleges that McKesson and HBOC intentionally or with deliberate recklessness misstated the financial statements of HBOC or McKesson during the class period. The Section 14(a) claim alleges that the Joint Proxy Statement/Prospectus issued in connection with a McKesson subsidiary and HBOC merger (the “Merger”) contained material misstatements or omissions and that McKesson was negligent in issuing the Joint Proxy Statement/Prospectus with those misstatements. On April 5, 2002, McKesson filed a motion to dismiss Lead Plaintiff’s claim under Section 10(b) of the Exchange Act to the extent that it is based on McKesson’s pre-Merger conduct (Lead Plaintiff’s claim under Section 10(b) against McKesson based on post-Merger conduct had already been sustained by Judge Whyte), and moved to dismiss the claim under Section 14(a) of the Exchange Act in its entirety.

     By order dated January 6, 2003, Judge Whyte granted in part and denied in part the Company’s motion to dismiss the TAC. Specifically, Judge Whyte dismissed with prejudice the claim against the Company under Section 10(b) of the Exchange Act to the extent that claim was based on McKesson’s conduct or statements prior to the January 12, 1999 merger transaction with HBOC, denied the Company’s motion to dismiss the claim against the Company under Section 14(a) of the Exchange Act, and ordered the Company to answer the TAC. Following the Court’s January 6, 2003 orders, the following claims remained against McKesson and HBOC: (i) a claim against HBOC under Section 10(b) of the Exchange Act; (ii) a claim against McKesson under Section 10(b) of the Exchange Act with respect to post-Merger conduct only; and (iii) a Section 14(a) claim against McKesson, as described in the Court’s January 6, 2003 order. The Company and HBOC filed answers to the TAC on March 7, 2003, denying that the Company or HBOC had violated Section 10(b) or Section 14(a) or that they had any liability to the alleged plaintiff class.

     On March 7, 2003, Lead Plaintiff filed a motion for class certification seeking to certify a class consisting of (i) all persons and entities who purchased or otherwise acquired publicly traded securities of HBOC during the period from January 20, 1997, through and including January 12, 1999, (ii) all persons and entities who purchased or otherwise acquired publicly traded securities or call options, or who sold put options, of McKesson during the period from October 18, 1998 through and including April 27, 1999, and (iii) all persons and entities who held McKesson common stock on November 27, 1998 and still held those shares on January 12, 1999. Lead Plaintiff seeks an order appointing three representatives of this proposed class: (i) the Lead Plaintiff; (ii) City of Miami Beach General Employees Retirement Trust; and (iii) an individual investor named Donald Chiert. By agreement of the parties (subject to approval by the Court), the Company will be required to respond to Lead Plaintiff’s motion for class certification by August 22, 2003, and the motion will be scheduled to be heard on October 3, 2003. McKesson and HBOC have commenced the production of documents in the Consolidated Action and, pursuant to pretrial orders, merits depositions may begin as early as mid-July 2003. No trial date has been set in the Consolidated Action.

     On January 11, 2001, McKesson filed an action in the Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for Company shares in the January 12, 1999 Merger, McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al. (Case No. C01-20021 RMW) (the “Complaint and Counterclaim”). In the Complaint and Counterclaim, the Company alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, the Company seeks to recover the “unjust enrichment” received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the Merger. The Company does not allege any wrongdoing by these shareholders. On January 9, 2002, Judge Whyte dismissed the Complaint and Counterclaim with prejudice. The Company appealed this ruling to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). The Company’s appeal was heard by the Ninth Circuit on April 8, 2003. The Ninth Circuit has not yet issued an opinion.

     By order dated February 7, 2000, Judge Whyte coordinated with the Consolidated Action a class action alleging claims under the Employee Retirement Income Security Act (commonly known as “ERISA”), Chang v. McKesson HBOC, Inc. et al. (Case No. C-00-20030 RMW), and a shareholder derivative action that had been filed in the Northern District of California under the caption Cohen v. McCall et al. (Case No. C-99-20916 RMW) with the Consolidated Action. There has been no further significant activity in the Cohen action. By stipulated order dated April 30, 2003, no defendant or nominal defendant is required to respond to the complaint until notified by the plaintiff in writing with thirty days notice or upon further order of the Court. Recent developments in the Chang action are discussed below.

McKESSON CORPORATION

     Several individual actions have also been filed in, or transferred to, the Northern District of California. On November 12, 1999, an individual shareholder action was filed in the Court for the Northern District of California under the caption Jacobs v. McKesson HBOC, Inc., et al. (C-99-21192 RMW). The Plaintiffs in Jacobs are former HBOC shareholders who acquired their HBOC shares pursuant to a registration statement issued by HBOC prior to the Merger, and then exchanged their HBOC shares for McKesson shares in the Merger. Plaintiffs in Jacobs assert claims under federal and state securities laws and a claim for common law fraud. Plaintiffs seek unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. Judge Whyte’s December 22, 1999, order consolidated the Jacobs action with the Consolidated Action. With leave of court, the Jacobs plaintiffs amended their complaint, but the action remains stayed and there has been no discovery, motion practice or other activity in the case. On September 21, 2000 the plaintiffs in Jacobs v. McKesson HBOC, Inc. filed a new individual action entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW). The Jacobs complaint names only HBOC as a defendant and asserts claims under Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Exchange Act and various state law causes of action. The complaint seeks unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. This action has been assigned to Judge Whyte and consolidated with the Consolidated Action.

     On December 16, 1999, an individual action was filed in the Court for the Northern District of California under the caption Bea v. McKesson HBOC, Inc. et al. (Case No. C-00-20072 RMW). Plaintiffs in Bea filed an Amended Complaint on March 9, 2000. Plaintiffs in Bea allege that they acquired the Company’s common stock prior to the Merger and sold that stock after the April 1999 announcement at a loss. The Bea complaint asserts claims under the federal and state securities laws, and a claim for fraud. Plaintiffs seek (i) unspecified compensatory and punitive damages, and (ii) reasonable costs and expenses of suit, including attorneys’ fees. Bea is currently stayed and has been consolidated with the Consolidated Action.

     On January 7, 2000, an individual action was filed in the Court for the Northern District of California under the caption Cater v. McKesson Corporation et al. (Case No. C-00-20327 RMW). The plaintiff is Terry Cater, a former employee of the Company who alleges that his options and restricted stock were substantially devalued as a result of the Merger and the subsequent drop in the Company’s stock price. Plaintiff in Cater asserts claims under the federal securities laws as well as claims for breach of good faith and fair dealing, fraud and negligent misrepresentation. Plaintiff seeks (i) unspecified special damages in excess of $50,000, (ii) unspecified general damages, (iii) prejudgment interest and (iv) reasonable attorneys’ fees. The case has been assigned to Judge Whyte and the parties have stipulated to a stay pending the outcome of the motions to dismiss in the Consolidated Action.

     On February 7, 2000, an action entitled Baker v. McKesson HBOC, Inc., et al. (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. The same plaintiffs then filed a virtually identical parallel action in Louisiana State Court, Rapides Parish, under the caption Baker v. McKesson HBOC, Inc., et al (filed as Case No. 199018; Case No. CV-00-0522 after removal to federal court). Plaintiffs, former shareholders of Automatic Prescription Services, allege claims under the federal securities laws, and claims for breach of fiduciary duty, misrepresentation and detrimental reliance. The state court action was removed to federal court and the two Baker cases have been transferred to the Northern District of California and consolidated with the Consolidated Action.

     On July 27, 2001, an action was filed in the Court for the Northern District of California captioned Pacha, et al. v. McKesson HBOC, Inc., et al. (Case No. C01-20713 PVT). The Pacha plaintiffs allege that they were individual stockholders of McKesson stock on November 27, 1998, and assert that McKesson and HBOC violated Section 14(a) of the Exchange Act, and that McKesson, aided by HBOC, breached its fiduciary duties to plaintiffs by issuing a joint proxy statement in connection with the Merger which allegedly contained false and misleading statements or omissions. Plaintiffs name as defendants McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Bear Stearns and Arthur Andersen. On November 13, 2001, Judge Whyte ordered Pacha consolidated with the Consolidated Action and stayed all further proceedings.

     Hess v. McKesson HBOC, Inc. et al. an action filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company (“Ephrata”) who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January 1999, was removed to federal court, transferred to the Northern District of California and consolidated with the Consolidated Action. Judge Whyte also stayed all further proceedings in Hess except for the filing of an amended complaint, which was filed on or about December 15, 2001 (the “Hess Amended Complaint”). The Hess Amended Complaint generally incorporates the allegations and claims asserted in the Consolidated Action and also includes various common law causes of action

McKESSON CORPORATION

relating to McKesson’s acquisition of Ephrata. The Company is not currently required to respond to the Hess Amended Complaint.

     On June 28, 2001, the Chang plaintiffs filed an amended ERISA class action complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and The Chase Manhattan Bank (“Chase”). The amended complaint in Chang generally alleges that the defendants breached their ERISA fiduciary duties in connection with administering the McKesson HBOC Profit Sharing Investment Plan (the “PSI Plan”) and the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”). Plaintiffs in Chang are former employees of McKesson and participants in the PSI Plan, and purportedly seek relief under sections 404-405, 409 and 502 of ERISA on behalf of a class defined to include participants in the PSI Plan, including participants under the HBOC Plan, who maintained an account balance under the PSI Plan as of April 27, 1999, who had not received a distribution from the PSI Plan as of April 27, 1999, and who suffered losses as a result of the alleged breaches of duty. On October 12, 2001, McKesson, HBOC and Chase moved to dismiss the Chang action. The outcome of that motion is discussed below.

     On February 7, 2002, a related ERISA class action was filed in the Court for the Northern District of California captioned Adams v. McKesson Information Solutions, Inc. et al. (Case No. C-02-06 85 JCS). Plaintiff in Adams filed a first amended complaint on March 15, 2002, against HBOC, McKesson, the HBO & Company Board of Directors, HBO & Company Profit Sharing and Savings Plan Administrative Committee, HBO & Company Profit Sharing and Savings Plan Investment Committee, McKesson HBOC, Inc. Profit Sharing Investment Plan (as a nominal defendant only), and certain current or former officers, directors or employees of McKesson or HBOC. Plaintiff alleges that he was a participant in the HBOC Plan and generally alleges that McKesson and HBOC breached their ERISA fiduciary duties to the HBOC Plan and its participants or engaged in transactions prohibited by ERISA. Plaintiff asserts his claims on behalf of a putative class defined to include all participants in the HBOC Plan and their beneficiaries for whose benefit the HBOC Plan acquired HBOC stock from March 31, 1996 to April 1, 1999. Plaintiff seeks (i) a judgment that McKesson and HBOC breached their fiduciary duties, (ii) an order requiring defendants to restore to the plan all losses caused by these purported breaches of fiduciary duty, and (iii) reasonable attorneys’ fees, costs and expenses.

     On June 3, 2002, Judge Whyte consolidated the Adams ERISA class action with the Chang ERISA class action. By order dated September 30, 2002 Judge Whyte dismissed the First Amended Complaint in the Chang action. Judge Whyte granted plaintiffs in Chang and Adams 30 days leave to file a consolidated and amended complaint under the caption In re McKesson HBOC, Inc. ERISA Litigation (Northern District of California No. C-02-0685 RMW) (the “ERISA Action”). On December 31, 2002, plaintiffs filed a consolidated amended complaint (the “CAC”) in the ERISA Action. The CAC generally alleges that McKesson and HBOC breached their fiduciary duties under ERISA, and that HBOC engaged in transactions prohibited by ERISA. Plaintiffs further allege that McKesson and HBOC are liable under principles of respondeat superior and agency for alleged breaches of fiduciary duties by other defendants. The CAC seeks to have the defendants restore to the HBOC Plan and McKesson Plan losses allegedly caused by their alleged breaches of fiduciary duty, equitable relief, attorneys’ fees, costs and expenses. On February 28, 2003, McKesson filed a motion to dismiss the CAC and HBOC filed motions to dismiss portions of the CAC. The parties have agreed (subject to approval by the Court) that these motions will be heard on August 29, 2003.

State Actions

     Twenty-four actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC (and others) in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements.

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

McKESSON CORPORATION

     Five of the State Actions are class actions. Three of these were filed in the Delaware Court of Chancery: Derdiger v. Tallman et al. (Civil Action No. 17276), Carroll v. McKesson HBOC, Inc. (Civil Action No. 17454) and Kelly v. McKesson HBOC, Inc. et al. (Civil Action No. 17282). Two additional actions were filed in the Delaware Superior Court: Edmondson v. McKesson HBOC, Inc. (Civil Action No. 99-951) and Caravetta v. McKesson HBOC, Inc. (Civil Action No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. McKesson removed Edmondson to federal court in Delaware and filed a motion to dismiss, which was granted by the federal court on March 5, 2002. McKesson filed motions to stay the Derdiger and Caravetta actions in favor of proceedings in the federal Consolidated Action, which were granted. On December 20, 2001, the plaintiff in Derdiger moved to vacate the stay of that action. In a series of rulings dated September 9, 2002, October 11, 2002 and October 18, 2002, the court denied plaintiff’s motion to vacate the stay with respect to any class claims but granted plaintiff leave to proceed with his individual claims. Thereafter, the plaintiff filed a motion for partial summary judgment, and the former directors of Access Health, Inc., who are also defendants, filed a motion to dismiss the claims asserted against them. The parties have asked the court to defer consideration of those motions while they pursue settlement discussions.

     Several of the State Actions are individual actions which have been filed in various state courts. Five of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al.(Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269), Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747), and Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al. (Case No. CGC-02-405792). Oregon, Utah, and Minnesota and Merrill Lynch have been consolidated before the Honorable Donald S. Mitchell under the Oregon caption.

     In Yurick, the trial court sustained McKesson’s demurrer to the original complaint without leave to amend with respect to all causes of action except plaintiffs’ claims for common law fraud and negligent misrepresentation, which remain in the case. On December 27, 2002, the Yurick action was assigned to Judge Mitchell, the presiding judge in the Oregon, Minnesota, Utah and Merrill Lynch actions.

     The Oregon, Utah and Minnesota actions referenced above are individual securities actions filed in the California Superior Court for the City and County of San Francisco by the out-of-state pension funds for each of those States and Colorado. On October 16, 2002, after motion practice to challenge the sufficiency of the complaints in Utah, Minnesota and Oregon, which resulted in the dismissal of a number of claims that had been asserted against McKesson and HBOC, and the consolidation of those actions under the caption The State of Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Master File No. 307619), plaintiffs in Oregon, Minnesota and Utah filed a consolidated and amended complaint (the “CAAC”) which consolidated the remaining claims in those actions. On October 11, 2002, plaintiffs in Merrill Lynch filed an amended complaint in the Merrill Lynch action.

     On March 13, 2003, Judge Mitchell overruled McKesson’s and HBOC’s demurrers to and motions to strike the CAAC in Oregon, Minnesota and Utah. On the same date, Judge Mitchell sustained in part and overruled in part McKesson and HBOC’s demurrers, and denied McKesson and HBOC’s motions to strike the amended complaint in Merrill Lynch. Following those orders, the following claims remain against McKesson and HBOC in the consolidated Oregon action: (i) under California law, for violation of California Corporations Code § 25000/25400, for violation of California Business and Professions Code § 17200 (against HBOC only), and for common law fraud and negligent misrepresentation, and (ii) under Georgia law, claims for conspiracy under Georgia’s RICO statute, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. Following the Court’s March 13, 2003, orders, the following claims remain against McKesson and HBOC in the Merrill Lynch action: (i) under California law, for violation of California Corporations Code § 25000/25400, for violation of California Business and Professions Code § 17200 (against HBOC only), and for common law fraud, negligent misrepresentation, conspiracy and aiding and abetting, (ii) under New Jersey law, for conspiracy to violate New Jersey’s RICO statute (HBOC only), and (iii) under Georgia law, for violation of Georgia’s securities laws. The Court’s March 13, 2003, orders also gave the Merrill Lynch plaintiffs leave to amend their previously-asserted claims against McKesson for violation of New Jersey’s RICO statute and against McKesson and HBOC for conspiracy to violate New Jersey’s and Georgia’s RICO statutes. On April 8, 2003, the Merrill Lynch plaintiffs moved for reconsideration of certain of Judge Mitchell’s March 13, 2003, orders, including certain orders sustaining demurrers by McKesson and HBOC. Neither McKesson nor HBOC is obligated to answer the CAAC or the complaint in the Merrill Lynch action until after the court rules on the Merrill Lynch plaintiffs’ motion for reconsideration.

McKESSON CORPORATION

     Several individual actions have been filed in various state courts outside of California. Several of these cases have been filed in Georgia state courts. On December 9, 1999, an action was filed in Georgia State Court, Gwinnett County, under the caption Adler v. McKesson HBOC, Inc. et al. (Case No. 99-C-7980-3). Plaintiff in Adler, a former HBOC shareholder, asserted claims for common law fraud and fraudulent conveyance. The Adler action named as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiff sought damages in excess of $43 million, as well as punitive damages, and costs of suit, including attorneys’ fees. The case was settled following discovery, and plaintiff filed a Dismissal with Prejudice on July 17, 2002.

     On October 24, 2000, an action was filed in Georgia State Court, Fulton County, captioned Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Case No. 00VS010469A). Plaintiffs in the Suffolk action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. Plaintiffs assert claims under Georgia’s securities and racketeering laws, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The Suffolk action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Arthur Andersen. Like the Consolidated Action, the claims in the Suffolk action generally arise out of the January 12, 1999 Merger, and the Company’s announcement of the need to restate its financial statements. Plaintiffs seek (i) compensatory damages of approximately $21.8 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Suffolk action in favor of the Consolidated Action on January 10, 2001. On August 2, 2001, the Court granted the motions to stay. Subsequently, however, in May 2003, the Court lifted the stay and directed the parties to coordinate discovery with that in the Consolidated Action and several other actions. The Company’s motion for judgment on the pleadings is set for hearing on June 18, 2003.

     On November 1, 2000, an action was filed in Georgia State Court, Fulton County, captioned Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Case No. 00 VS 010801). Plaintiff in the Curran action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. The claims in the Curran action are identical to the claims in the Suffolk action. Plaintiff seeks (i) compensatory damages of approximately $2.6 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Curran action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Arthur Andersen. The Company and HBOC separately answered the Complaint on January 9, 2001. The Company and HBOC moved for an order staying the Curran action in favor of the Consolidated Action on January 10, 2001. The Court granted the motions to stay on August 22, 2001.

     On December 12, 2001, an action was filed in Georgia State Court, Fulton County, captioned Drake v. McKesson Corp., et al. (Case No. 01VS026303A). Plaintiff in Drake is a former HBOC employee seeking lost commissions as well as asserting claims under Georgia’s securities and racketeering laws, and various common law causes of action. Plaintiff seeks (i) approximately $300,000 in unpaid commissions, (ii) unspecified compensatory, consequential, actual, exemplary, and punitive damages, and (iii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ fees. The Drake action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The parties entered into a Consent Order for Partial Stay on February 27, 2002, which stayed Plaintiff’s Georgia securities law, fraud and RICO claims. On March 4, 2002, McKesson and McKesson Information Solutions Inc. separately filed their answers. The case is in the discovery stage and is proceeding on the plaintiff’s claims for unpaid commissions.

     Two similar Georgia actions have been consolidated for purposes of discovery and may be consolidated for purposes of trial. On January 31, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al. (Case No. 2002-CV-48407). Plaintiffs in the Green action are former HBOC shareholders. Plaintiff Holcombe Green was also a former officer, chairman and director of HBOC. On February 6, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Hall Family Investments, L.P. v. McKesson, Inc. et al. (Case No. 2002-CV-48612). Plaintiff in the Hall action is a former HBOC shareholder. One of the limited partners of the Hall Plaintiff is Nancy Hall Green, the wife of Holcombe Green. The complaints in the Green and Hall actions are substantially identical. In each action, Plaintiffs asserted claims for common law fraud and fraudulent conveyance and named as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. In each action, plaintiffs seek compensatory damages in excess of $100 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’

McKESSON CORPORATION

fees. The Company and HBOC filed their respective answers and counterclaims on April 22, 2002. HBOC also filed a third party complaint against Holcombe Green for indemnification. The Company and HBOC also filed motions to stay and dismiss. The court denied the motions to stay, and partially granted the motions to dismiss, dismissing Plaintiffs’ claims for fraudulent conveyance. Plaintiffs moved to dismiss the counterclaims filed by the Company and HBOC, and the Court denied those motions. Discovery is under way and will proceed for some time.

     On May 8, 2002, an action was filed in Georgia State Court, Fulton County, under the caption James Gilbert v. McKesson Corporation, et al. (Case No. 02VS032502C). Plaintiff, formerly the general counsel of HBOC, alleges he was a holder of options to purchase shares of the Company’s stock. The action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiff seeks compensatory damages of approximately $2 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. On June 24, 2002, the Company and HBOC filed their respective answers, motions to stay, and motions to dismiss. On November 26, 2002, the court granted the motions to stay, and this case is stayed until final disposition of the Consolidated Action.

     On September 28, 1999, an action was filed in the Delaware Superior Court under the caption Kelly v. McKesson HBOC, Inc. et. al. (Civil Action No. 99C-09-265 WCC). Plaintiffs in Kelly are former shareholders of KWS&P, Inc. and KWS&P/SFA, Inc., which companies were acquired by McKesson in 1999. The plaintiffs assert claims under the federal securities laws as well as claims for breach of contract. On January 17, 2002, the court denied McKesson’s motion to dismiss and denied the plaintiffs’ motion for partial summary judgment, while granting motions to dismiss for lack of personal jurisdiction that were filed by certain former officers and directors of McKesson and HBOC. As of May 30, 2003, the parties have agreed to a settlement of this action, and the case will be dismissed with prejudice.

     The United States Attorney’s Office (“USAO”) and the SEC are conducting investigations into the matters leading to the restatement. On May 15, 2000, the USAO filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC officer, Albert J. Bergonzi, United States v. Bergonzi, et al. (Case No. CR-00-0505). On that same date, a civil complaint was filed by the SEC against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa Securities and Exchange Commission v. Gilbertson, et al. (Case No. C-00-3570). Mr. DeRosa has settled with the SEC without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of California against Messrs. Gilbertson and Bergonzi United States v. Bergonzi, et al. (Case No. CR-00-0505) and on June 4, 2003, a second superseding indictment was unsealed which added new charges against Mr. Bergonzi and which also charged both former Chairman of the Board of HBOC and the Company, Charles W. McCall, and former HBOC General Counsel, Jay Lapine, with various securities law violations. Also on June 4, 2003, the USAO announced the filing of agreements with Messrs. Gilbertson, DeRosa and former Senior Vice President for Finance, Timothy Heyerdahl to plead guilty to various securities law violations (Case Nos. CR-00-0505, CR-00-0213 and CR-01-0002, respectively).

      On September 27, 2001, the SEC filed securities fraud charges against six former HBOC officers and employees including Messrs. Heyerdahl and Lapine. Simultaneous with the filing of the Commission’s civil complaints, four of the six defendants settled the claims brought against them by, among other things, consenting, without admitting or denying the allegations of the complaints, to entry of permanent injunctions against all of the alleged violations, and agreed to pay civil penalties in various amounts. On June 4, 2003, the SEC filed a civil complaint against Mr. McCall for various securities law violations (Case No. C-03-2603). On January 3, 2002, the Company was notified in writing by the SEC that its investigation has been terminated as to the Company, and that no enforcement action has been recommended to the Commission.

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

McKESSON CORPORATION

Product Liability Litigation and Other Claims

     Our subsidiary, McKesson Medical-Surgical, Inc., is one of many defendants in approximately 110 cases in which plaintiffs claim that they were injured due to exposure, over many years, to latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical. Efforts to resolve tenders of defense to its suppliers are continuing and final agreements have been reached with two major suppliers. McKesson Medical-Surgical, Inc.’s insurers are providing coverage for these cases, subject to applicable deductibles.

     We, along with more than 100 other companies, have been named in a lawsuit brought in 2000 by the Lemelson Medical, Educational & Research Foundation (“the Foundation”) alleging that we and our subsidiaries are infringing seven U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. Due to the pendency of earlier litigation brought against the Foundation by the manufacturers of bar code devices attacking the validity of the patents at issue, the court stayed the suit against us until the conclusion of the earlier case, including any appeals that may be taken. The trial in this earlier case concluded in January 2003 and the parties are awaiting the decision. An appeal is anticipated regardless of the outcome. While the suit against us was stayed, the U.S. Patent and Trademark Office granted petitions for reexamination of three of the seven patents asserted by the Foundation against us. The reexamination will determine, among other things, whether these patents have expired. Each of the remaining four patents in the action has already expired by its own terms, or by the Foundation’s disclaiming the remaining portion of the patent’s life.

     We, through our former McKesson Chemical Company division (the “Former Division”), have been named a defendant in 52 cases filed in state courts in Mississippi as a result of the Former Division’s alleged distribution of asbestos. These cases typically involve multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages against numerous defendants arising from the plaintiffs’ alleged exposure to asbestos-containing materials. Pursuant to an indemnification agreement entered into at the time of the 1986 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar is currently defending us but has raised questions concerning the extent of its obligations under the indemnification agreement. Discussions with Univar on that subject are ongoing. McKesson has not paid or incurred any costs or expenses in connection with these actions to date; and the Company continues to look to Univar for defense and full indemnification of these claims. In addition, McKesson believes that, if necessary, a portion of these claims would be covered by insurance.

     The United States Attorney’s Office for the Southern District of Illinois is conducting an industry-wide civil and criminal investigation into the marketing, sale and Medicare reimbursement of enteral nutritional products (“Products”) and has indicated that the Company and two of our employees are subjects of the investigation. The Products are sold, and the individuals are employed by the extended care business conducted by McKesson Medical-Surgical Minnesota Supply Inc., an indirect subsidiary of the Company. We are cooperating with the investigation and responding to subpoenas which have been issued to the Company.

Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial action purportedly required to address environmental conditions alleged to exist at five sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these five sites is approximately $12 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $12 million is expected to be paid out between April 2003 and March 2028. Our liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.

     In addition, we have been designated as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law

McKESSON CORPORATION

equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 22 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 22 sites is approximately $1.3 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

     The potential costs to us related to environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of our liability in proportions to other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties.

     While it is not possible at this time to determine with certainty the ultimate outcome of any of the litigation or governmental proceedings discussed under this section II, “Other Litigation and Claims,” we believe, based on current knowledge and the advice of our counsel that such litigation and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2003.

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

Name	Age	Position with Registrant and Business Experience

John H. Hammergren	44	Chairman of the Board since July 31, 2002; President and Chief Executive Officer since April 1, 2001; Co-President and Co-Chief Executive Officer from July 1999 to April 1, 2001 and a director since July 1999. Formerly Executive Vice President, President and Chief Executive Officer of the Supply Solutions Business (January-July 1999); Group President, McKesson Health Systems (1997-1999) and Vice President of the Company since 1996. Service with the Company – 7 years.

William R. Graber	60	Senior Vice President and Chief Financial Officer since March 2000; Vice President and Chief Financial Officer, The Mead Corporation (1993-1999). Service with the Company – 3 years.

Paul C. Julian	47	Senior Vice President since August 1999, and President of the Supply Solutions Business since March 2000; Group President, McKesson General Medical (1997-2000); Executive Vice President, McKesson Health Systems (1996-1997). Service with the Company – 7 years.

Graham O. King	63	Senior Vice President and President, Information Solutions Business since July 1999. Group President, Outsourcing Services, HBOC (1998-1999); Chairman and Chief Executive Officer, U.S. Servis, Inc. (1994-1998). Service with the Company – 4 years.

McKESSON CORPORATION

Name	Age	Position with Registrant and Business Experience

Paul E. Kirincic	52	Senior Vice President – Human Resources since January 2001; Vice President, Human Resources, Consumer Health Sector, Warner Lambert (1998-2001); Vice President, Human Resources, Whirlpool Europe, Whirlpool Corporation (1996-1998). Service with the Company – 2 years.

Ivan D. Meyerson	58	Corporate Secretary since April 1999, and Senior Vice President and General Counsel since January 1999; Vice President and General Counsel (1987-January 1999). Service with the Company – 25 years.

Marc E. Owen	43	Senior Vice President, Corporate Strategy and Business Development since October 2001; consultant to the Company April 2001-September 2001, when he joined the Company; President and CEO, MindCrossing (April-November 2000); Senior Partner, McKinsey and Company (1987-2000). Service with the Company – 1 year, 7 months.

Cheryl T. Smith	51	Senior Vice President and Chief Information Officer since October 2002; Senior Vice President and Chief Information Officer, KeySpan Corporation and President, KeySpan Technologies, Inc. (1998-August 2002); Vice President, IS – Strategic Systems, Verizon, Inc. (1994-1998). Service with the Company – 7 months.

PART II

Item 5.       Market for the Registrant’s Common Stock and Related Stockholder Matters

(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange. The Company’s common stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter are included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2003 was approximately 12,800.

(c)	Dividends: Dividend information is included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.

Item 6.       Selected Financial Data

     Selected financial data is presented in the Five-Year Highlights of this Annual Report on Form 10-K.

Item 7.       Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s discussion and analysis of the Company’s results of operations and financial condition are presented in the Financial Review section of this Annual Report on Form 10-K.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in the Financial Review section of this Annual Report on Form 10-K.

Item 8.       Financial Statements and Supplementary Data

Financial Statements and Supplementary Data are included as separate sections of this Annual Report on Form 10-K. See Item 15.

McKESSON CORPORATION

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10.       Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company is incorporated by reference from the Company’s 2003 Proxy Statement (the “Proxy Statement”). Certain information relating to Executive Officers of the Company appears in Item 4 of this Annual Report on Form 10-K. The information with respect to this item required by Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement.

Item 11.       Executive Compensation

Information with respect to this item is incorporated by reference from the Proxy Statement.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement.

     The following table sets forth information as of March 31, 2003 with respect to the plans under which the Company’s common stock is authorized for issuance:

	(a)	(b)	(c)

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders(1)	21,916,456	$48.80	14,491,250(2)
Equity compensation plans not approved by security holders(3),(4)	37,351,337	$34.35	14,730,117

Total	59,267,793	$39.69	29,221,367

(1)	Includes the 1973 Stock Purchase Plan, the 1994 Stock Option and Restricted Stock Plan, the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan and the Employee Stock Purchase Plan (“ESPP”).

(2)	Includes 6,290,950 shares which remained available for purchase under the ESPP at March 31, 2003. On April 30, 2003 a purchase of shares occurred on behalf of participants reducing the number of shares available under the ESPP to 5,662,308.

(3)	Includes the broad-based 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan, the 1999 Executive Stock Purchase Plan, a small assumed sharesave scheme (similar to the ESPP) in the United Kingdom (the “U.K. Sharesave Scheme”) and two stock option plans.

(4)	As a result of acquisitions, the Company currently has 20 assumed option plans under which options are exercisable for 4,670,996 shares of Company common stock. No further awards will be made under any of the assumed plans and information regarding the assumed options is not included in the table above.

McKESSON CORPORATION

     The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the Directors’ Plan (defined below) which is administered by the Committee on Directors and Corporate Governance.

     1994 Stock Option and Restricted Stock Plan (the “1994 Plan”): The 1994 Plan was adopted by the Board of Directors in 1994 and provides for the grant of approximately 41.2 million shares, which includes awards granted under predecessor plans, in the form of nonqualified stock options or incentive stock options (“ISOs”), as defined under Section 422 of the Internal Revenue Code (“the Code”), with or without tandem stock appreciation rights (“SARs”), or restricted stock. Options granted under the 1994 Plan are generally subject to the same terms and conditions as those granted under the 1999 Plan, discussed below, except that under the 1994 Plan only executive officers of the Company are eligible to receive option grants.

     1997 Non-Employee Directors’ Equity Compensation and Deferral Plan (the “Directors’ Plan”): The Directors’ Plan was adopted in 1997 and provides for the grant of approximately 1.3 million shares in the form of nonqualified stock options or restricted stock units to non-employee directors of the Company. Shares subject to option grants which cease to be exercisable shall not be counted against the number of shares available under the Directors’ Plan. Restricted stock units (described below), whether or not distributed in the form of restricted stock, will be counted against the number of shares available.

     Under the Director’s Plan, each director receives an annual stock option grant (“Annual Grants”) of 7,500 option shares. In addition, each director is required to defer 50% of his or her annual retainer into either Restricted Stock Units (“RSUs”) or nonqualified stock options (“Retainer Options”), and may also elect to defer the remaining 50% of the annual retainer into RSUs or Retainer Options or the Company’s deferred compensation administration plan (DCAP II), or may elect to receive cash. Meeting fees and Committee Chair annual retainers may be deferred into RSUs or DCAP II or may be paid in cash.

     Both Annual Grants and Retainer Options are granted at not less than fair market value on the date of grant. The number of Retainer Options granted or RSU’s credited is determined based on defined formulas. Both Annual Grants and Retainer Options have a term of ten years. Retainer Options granted prior to May 29, 2002 and all Annual Grants fully vest one year from date of grant. Retainer Options granted on or after May 29, 2002 are immediately vested upon grant. Each RSU entitles the holder, upon distribution, to receive one share of common stock or a cash payment equal to either the fair market value of one share of common stock. RSUs terminate upon the occurrence of a change of control, whereby common stock to be issued in respect of all RSUs will be immediately distributed.

     1973 Stock Purchase Plan (the “SPP”): The SPP was adopted by the stockholders of the Company’s predecessor in 1973. The Company’s stockholders approved an additional 2.5 million shares to be issued under the SPP in 1999, which remain available for issuance under the SPP. Rights to purchase shares are granted under the SPP to key employees of the Company as determined by the Compensation Committee of the Board. Members of the Committee are not eligible to receive awards under the SPP. The purchase price to be paid in cash or using promissory notes of the Company common stock subject to rights granted under the SPP is the fair market value of such stock on the date the right is exercised.

     2000 ESPP: The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company’s international and other subsidiaries. As to those employees, the ESPP does not so qualify. Currently, 11.1 million shares have been authorized for issuance under the ESPP.

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

     Each eligible employee may elect, at least ten days prior to any Offering Date, to authorize regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant’s compensation. At the end of each Purchase Period, the funds withheld by each participant will be used to purchase shares of the Company’s common stock. The purchase price of each share of the Company’s common stock will be the lesser of (i) 85% of the fair market value of such share on the first day of the Offering Period; or (ii) 85% of the fair market value of such share on the last day of the applicable Purchase Period. In general, the maximum number

McKESSON CORPORATION

of shares of common stock that may be purchased by a participant for each Purchase Period is determined by dividing $12,500 by the fair market value of one share of common stock on the Offering Date.

     The following are descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:

     1999 Stock Option and Restricted Stock Plan (the “Plan”): The Plan was adopted by the Board of Directors in 1999. The Plan provides for the grant of 45.2 million shares in the form of nonqualified stock options, with or without SARs or restricted stock. Shares subject to option grants which cease to be exercisable continue to be available for subsequent option grants. Options may be granted under the Plan to eligible employees of the Company. No executive officers or directors participate in this Plan.

     Options are granted at not less than fair market value and have a term of ten years. Options generally become exercisable in four equal annual installments beginning one year after the grant date, or after four years from the date of grant. Restricted stock granted under the Plan contains certain restrictions on transferability and may not be transferred until such restrictions lapse. Such shares will be forfeited if the grantee’s continuous employment with the Company is terminated (except as provided in the Plan or in the agreement evidencing the restricted stock award) prior to the lapsing of the restrictions (generally two to four years) or if performance goals set forth as a condition to the lapsing of restrictions has not been attained. Grantees may elect to use stock to satisfy any withholding tax obligation upon the lapsing of restrictions on restricted stock awards. Both options and restricted stock awards are subject to special rules regarding forfeiture in situations when a participant engages in actions specified as being detrimental to the Company. The Plan also provides that outstanding options become immediately exercisable and the restrictions on restricted stock awards immediately lapse upon the occurrence of a change of control of the Company.

     1998 Canadian Stock Incentive Plan (the “Canadian Plan”): The Canadian Plan was adopted by the Board of Directors in January 1998, following the Company’s acquisition of a Canadian company, to provide nonqualified stock options, with or without tandem SARs, to eligible employees of the Canadian company. The Canadian Plan has subsequently been amended to allow for the grant of stock options to employees of any of the Company’s Canadian subsidiaries. A total of 0.9 million shares have been authorized for issuance under the Canadian Plan. Options granted under the Canadian Plan are generally subject to the same terms and conditions as those granted under the 1999 Plan, discussed above, except that (i) options may be granted for less than the fair market value of the Company’s common stock on the date of grant, and (ii) all options will become immediately exercisable upon an employee’s disability or death and must be exercised within three years of such date.

     Stock Option Plans Adopted in January 1999 and August 1999: On January 27, 1999 and August 25, 1999 the Board of Directors adopted certain stock option plans (the “January 1999 Plan” and the “August 1999 Plan”, or together the “Plans”) to provide stock options to purchase shares of the Company’s common stock to eligible employees of the Company. A maximum of 5.2 million and 5.8 million shares of common stock were authorized for issuance under the January 1999 and August 1999 Plans. In each case the Plans state that: (i) under each of the Plans no single officer or director of the Company or any subsidiary could acquire more than 1% of the Company’s common stock outstanding at the time the Plans were adopted, and (ii) each of the Plans, together with all stock option or purchase plans, or any other arrangements pursuant to which officers or directors of the Company may acquire common stock (other than stock plans for which stockholder approval is not required under Section 312.03 of the NYSE Rules), does not authorize the issuance of more than 5% of the Company’s common stock outstanding at the time the Plans were adopted (collectively the “NYSE Limits”). Options were granted under each of the Plans to eligible employees of the Company. No further grants will be made from either of the Plans.

     Options are granted at not less than fair market value and have a term of ten years. Under the January 1999 Plan, the option generally becomes exercisable over four years, with the first 50% occurring two years following grant, and 25% each vesting on the third and fourth anniversary of the grant date. Under the August 1999 Plan, options generally become exercisable in four equal annual installments beginning one year after the grant date, or after four years from the date of grant.

     The Plans provide that outstanding options become fully vested and immediately exercisable upon the occurrence of the optionee’s death, long-term disability, retirement (subject to certain conditions) or a change of control of the Company. In addition, awards made under the Plans are subject to special rules regarding forfeiture in situations when a participant engages in actions deemed to be detrimental to the Company, as specified in the Statement of Terms & Conditions for the Plans.

McKESSON CORPORATION

     Restricted Stock Plan Adopted in January 2000 (the “January 2000 Plan”): On January 31, 2000 the Board of Directors adopted the January 2000 Plan, a restricted stock plan, to make grants of restricted stock to eligible employees of the Company. A maximum of 0.5 million shares of common stock was authorized for issuance under the January 2000 Plan. No further grants will be made from the January 2000 Plan.

     Restricted stock granted under the January 2000 Plan contain certain restrictions on transferability and may not be transferred until such restrictions lapse (generally four years). Such shares will be forfeited if the grantee’s continuous employment with the Company is terminated, except as provided in the Plan or in the agreement evidencing the restricted stock, prior to the lapsing of the restrictions. If a grantee’s employment with the Company terminates as a result of his or her death, disability or retirement (subject to certain conditions), the restrictions on restricted stock awards shall lapse upon the date of such termination. In addition, awards under the January 2000 Plan are subject to special rules regarding forfeiture in situations when a participant engages in actions specified as being detrimental to the Company.

     1999 Executive Stock Purchase Plan (the “1999 SPP”): The 1999 SPP was adopted by the Board of Directors in February 1999. The 1999 SPP provided for the grant of rights to purchase a maximum of 0.7 million shares of common stock subject to the NYSE Limits. No further grants will be made from the 1999 SPP. Rights to purchase shares were granted under the 1999 SPP to eligible employees of the Company. Non-employee directors were not permitted to participate in the Plan. The purchase price to be paid in cash or using promissory notes of the Company common stock subject to rights granted under the 1999 SPP was equal to the fair market value of the Company’s common stock on the date the right was exercised (which was the closing price of the Company’s common stock on the NYSE). Purchases were evidenced by written stock purchase agreements which provide for the payment of the purchase price by (i) payment in cash, or (ii) a promissory note payable on a repayment schedule determined by the Compensation Committee of the Board, or (iii) a combination of (i) and (ii).

     HBOC 1994 UK Sharesave Scheme (the “1994 Scheme”): In connection with the acquisition by the Company of HBOC, we assumed the HBOC 1994 Scheme which is similar to the ESPP, under which 228,108 shares remain available for issuance. Employees and previous directors of HBOC and its subsidiaries, who are residents of the United Kingdom, are eligible to receive options under the 1994 Scheme. The exercise price of the stock covered by each option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. Participants under the 1994 Scheme pay for options through monthly contributions, subject to minimum and maximum monthly limits. If, after three years from the date an option was granted to a participant, the participant is terminated by reason of his or her death, disability, retirement, change of control or any other reason other than for cause, the participant may exercise the option for a period of three years.

Item 13.       Certain Relationships and Related Transactions

     Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement. Additional information regarding related party transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 20, “Related Party Balances and Transactions,” to the consolidated financial statements.

Item 14.       Controls and Procedures

     Within the 90-day period prior to the filing of this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act.

     Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation. In addition, there have been no significant changes in the Company’s internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Company’s management completed their evaluation.

     It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud.

McKESSON CORPORATION

PART IV

Item 15.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedule and Exhibits

Page

Consolidated Financial Statements and Independent Auditors’ Report:
See “Index to Consolidated Financial Information”	31
Supplementary Consolidated Financial Statement Schedule— Valuation and Qualifying Accounts	26
Financial statements and schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.
Exhibits:
Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	27

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2003.

The following report on Form 8-K was filed during the period between April 1, 2003 and the date of this filing:

Form 8-K dated and filed April 29, 2003 relating to a press release announcing the Company’s preliminary results for its fourth quarter and fiscal year ended March 31, 2003.

McKESSON CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKESSON CORPORATION

Dated:	June 5, 2003	By	/s/ William R. Graber William R. Graber Senior Vice President and Chief Financial Officer

     Pursuant on behalf of the Registrant and to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

* John H. Hammergren Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	* Marie L. Knowles, Director

* William R. Graber Senior Vice President and Chief Financial Officer (Principal Financial Officer)	* Robert W. Matschullat, Director

* Nigel A. Rees Vice President and Controller (Principal Accounting Officer)	* James V. Napier, Director

* Tully M. Friedman, Director	* Carl E. Reichardt, Director

* Alton F. Irby III, Director	* Jane E. Shaw, Director

* M. Christine Jacobs, Director	* Richard F. Syron, Director

/s/ Ivan D. Meyerson Ivan D. Meyerson Attorney-in-Fact

Dated: June 5, 2003

McKESSON CORPORATION

CERTIFICATION

I, John H. Hammergren, certify that:

1.	I have reviewed this annual report on Form 10-K of McKesson Corporation (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

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

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003	/s/ John H. Hammergren John H. Hammergren Chairman and Chief Executive Officer

McKESSON CORPORATION

CERTIFICATION

I, William R. Graber, certify that:

1.	I have reviewed this annual report on Form 10-K of McKesson Corporation (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

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

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003	/s/ William R. Graber William R. Graber Senior Vice President and Chief Financial Officer

McKESSON CORPORATION

SCHEDULE II

SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2003, 2002 and 2001
(In millions)

		Additions

	Balance at	Charged to		Deductions
	Beginning of	Costs and	Charged to	From Allowance		Balance at End
Description	Year	Expenses	Other Accounts	Accounts (1)		of Year (2)

Year Ended March 31, 2003
Allowances for doubtful accounts	$289.3	$68.7	$4.2	$(101.1	)(3)	$261.1
Other allowances	30.0	13.4	0.2	(14.6)		29.0

	$319.3	$82.1	$4.4	$(115.7)		$290.1

Year Ended March 31, 2002
Allowances for doubtful accounts	$384.1	$61.7	$3.6	$(160.1)		$289.3
Other allowances	36.6	4.8	—	(11.4)		30.0

	$420.7	$66.5	$3.6	$(171.5)		$319.3

Year Ended March 31, 2001
Allowances for doubtful accounts	$236.5	$240.0 (3)	$9.1	$(101.5)		$384.1
Other allowances	39.0	8.4	—	(10.8)		36.6

	$275.5	$248.4	$9.1	$(112.3)		$420.7

		2003	2002	2001

(1)	Deductions:
	Written off	$88.1	$171.5	$108.7
	Credited to other accounts	27.6	—	3.6

	Total	$115.7	$171.5	$112.3

(2)	Amounts shown as deductions from:
	Current receivables	$285.4	$319.3	$420.1
	Notes receivable and other assets	4.7	—	0.6

	Total	$290.1	$319.3	$420.7

(3)	Includes $22.3 million reversal of the allowance to income in 2003 and charges of $161.1 million in 2001 for customer settlements within our Information Solutions segment.

McKESSON CORPORATION

EXHIBIT INDEX

     Exhibits identified in parentheses below are on file with the Commission and are incorporated by reference as exhibits hereto.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 17, 1998, by and among the Company, McKesson Merger Sub, Inc. (“Merger Sub”) and HBOC (“Merger Agreement”) (Exhibit 2.1 to the Company’s Registration Statement on Form S-4, No. 333-67299, filed on November 27, 1998).

2.2	Amendment Agreement dated as of November 9, 1998, to Merger Agreement (Exhibit 2.2 to the Company’s Registration Statement on Form S-4, No. 333-67299 filed on November 27, 1998).

2.3	Second Amendment Agreement to Merger Agreement dated as of November 9, 1998 (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated January 14, 1999).

3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 1, 2002 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.2	Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 9, 2001 (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.3	Amended and Restated By-Laws of the Company dated as of July 31, 2002 (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-13252).

4.1	Rights Agreement dated as of October 21, 1994 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed on October 27, 1994).

4.2	Amendment No. 1 to the Rights Agreement dated as of October 19, 1998 (Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-13252).

4.3	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 1-13252).

4.4	Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, The First National Bank of Chicago, as Institutional Trustee, First Chicago, Inc., as Delaware Trustee and the Regular Trustees (Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-8, Registration No. 333-26433, filed on June 18, 1997).

4.5	McKesson Corporation Preferred Securities Guarantee Agreement, dated as of February 20, 1997, between the Company, as Guarantor, and The First National Bank of Chicago, as Preferred Guarantor (Exhibit 4.7 to the Company’s Registration Statement on Form S-3, Registration No. 333-26433, filed on May 2, 1997).

4.6	Indenture, dated as of January 29, 2002, between the Company, as Issuer and the Bank of New York, as Trustee (Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 1-3252).

4.7	7.75% Notes due 2012 (Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-3252).

10.1	McKesson Corporation 1994 Stock Option and Restricted Stock Plan, as amended through July 31, 2001 (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.2	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through July 31, 2002.

10.3	Statement of Terms and Conditions Applicable to certain Stock Options granted on August 16, 1999 (Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.4	Statement of Terms and Conditions Applicable to certain Restricted Stock granted on January 31, 2000 (Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description

10.5	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through October 25, 2002.

10.6	McKesson Corporation Restated Supplemental PSIP.

10.7	McKesson Corporation Deferred Compensation Administration Plan, amended as of January 27, 1999 (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.8	McKesson Corporation Deferred Compensation Administration Plan II, as amended effective January 27, 1999 (Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.9	McKesson Corporation 1994 Option Gain Deferral Plan, as amended effective January 27, 1999 (Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.10	McKesson Corporation Directors’ Deferred Compensation Plan, as amended effective January 27, 1999 (Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.11	McKesson Corporation 1985 Executives’ Elective Deferred Compensation Plan, amended as of January 27, 1999 (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.12	McKesson Corporation Management Deferred Compensation Plan, amended as of January 27, 1999 (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.13	McKesson Corporation 1984 Executive Benefit Retirement Plan, as amended through January 27, 1999 (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.14	McKesson Corporation 1988 Executive Survivor Benefits Plan, as amended effective January 27, 1999 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.15	McKesson Corporation Executive Medical Plan Summary (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.16	McKesson Corporation Severance Policy for Executive Employees, as amended through January 27, 1999 (Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.17	McKesson Corporation Management Incentive Plan, as amended through July 26, 2000 (Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.18	McKesson Corporation Amended and Restated Long-Term Incentive Plan.

10.19	McKesson Corporation Stock Purchase Plan, as amended through July 31, 2002.

10.20	McKesson Corporation 1999 Executive Stock Purchase Plan (Exhibit 99.1 to the Company’s Registration Statement No. 333-71917 filed on February 5, 1999).

10.21	Statement of Terms and Conditions Applicable to Certain Stock Options Granted on January 27, 1999 (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.22	McKesson Corporation 1998 Canadian Stock Incentive Plan, as amended through October 26, 2001 (Exhibit 10.43 to the Company’s Annual Report on From 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.23	McKesson Corporation 2000 Employee Stock Purchase Plan, as amended through July 31, 2002.

10.25	Receivables Purchase Agreement dated as of June 25, 1999 among the Company, as servicer, CGSF Funding Corporation, as seller, Preferred Receivables Funding Corporation, Falcon Asset Securitization Corporation and Blue Ridge Asset Funding Corporation, as conduits, The First National Bank of Chicago and Wachovia Bank, N.A., as managing agents, the several financial institutions from time to time party to the Agreement, and The First National Bank of Chicago, as collateral agent (Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description

10.26	First Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of September 29, 1999 (Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.27	Second Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of December 6, 1999 (Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.28	Third Amendment to June 25, 1999 Receivables Purchase Agreement dated as of June 16, 2000 (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No 1-13252).

10.29	Fourth Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of June 15, 2001 (Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-13252).

10.30	Fifth Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of June 14, 2002.

10.31	Sixth Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of December 4, 2002.

10.32	Credit Agreement dated as of November 10, 1998 among the Company, Medis Health and Pharmaceutical Services Inc., Bank of America National Trust and Savings Association, as Agent, Bank of America Canada, as Canadian Administrative Agent, The Chase Manhattan Bank, as documentation agent, First Union National Bank, as documentation agent, The First National Bank of Chicago, as documentation agent, and the other financial institutions party thereto (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.33	First Amendment to November 10, 1998 Credit Agreement, dated as of June 28, 1999 (Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.34	Second Amendment to November 10, 1998 Credit Agreement, dated as of December 1, 1999 (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.35	Syndicated Revolving Promissory Note dated as of May 28, 1999 among the Company, Bank of America National Trust and Savings Association, as Agent, and the other noteholders’ signatures to the Note, Banc of America L.L.C. as Sole Lead Arranger (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.36	Credit Agreement dated as of October 22, 1999 among the Company and the several financial institutions from time to time party to the Agreement (“Banks”), The Chase Manhattan Bank, First Union National Bank, Morgan Guaranty Trust Company as documentation agents for Banks and Bank of America N.A. as administrative agent for Banks (Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.37	First Amendment to October 22, 1999 Credit Agreement dated as of October 10, 2000 (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 1-13252).

10.38	Second Amendment to October 5, 2001 Credit Agreement dated as of October 22, 1999 (Exhibit 10.22 to the Company’s Annual Report on From 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.39	Credit Agreement dated as of September 30, 2002 among the Company, McKesson Canada Corporation, and a syndicate of financial institutions.

10.40	Credit Agreement dated as of September 30, 2002 between the Company and a syndicate of financial institutions.

10.41	Purchase Agreement dated as of December 31, 2002 between McKesson Capital Corp. and General Electric Capital Corporation.

10.42	Services Agreement dated as of December 31, 2002 between McKesson Capital Corp. and General Electric Capital Corporation.

10.43	Stock Purchase Agreement, dated as of January 10, 2000, by and among the Company, Danone International Brands, Inc. and Groupe Danone SA (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 1, 2000, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description

10.44	First Amendment to January 10, 2000 Stock Purchase Agreement, dated as of February 28, 2000 (Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.45	Form of Termination Agreement by and between the Company and certain designated Corporate Officers (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, File No. 1-13252).

10.46	Amended and Restated Employment Agreement, dated as of June 21, 1999, by and between the Company and its Chairman, President and Chief Executive Officer (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.47	Employment Agreement, dated as of June 21, 1999 by and between the Company and its Senior Vice President, President, Information Solutions Business (Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.48	Employment Agreement, dated as of August 1, 1999 by and between the Company and its Senior Vice President, President, Supply Solutions Business (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

21	List of Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant

McKESSON CORPORATION

McKESSON CORPORATION

FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,(1)

(In millions, except per share amounts and ratios)	2003(2)	2002(2)	2001	2000	1999

Operating Results
Revenues	$57,120.8	$49,988.1	$42,000.1	$36,685.9	$29,979.8
Percent change	14.3%	19.0%	14.5%	22.4%	35.9%
Gross profit	3,102.5	2,788.5	2,417.0	2,210.9	2,312.8
Income from continuing operations before income taxes	861.6	612.3	14.8	310.9	167.1
Income (loss) from continuing operations	562.1	421.8	(43.3)	183.3	60.1
Income (loss) from discontinued operations	(6.7)	(3.2)	(5.0)	540.4	24.8
Net income (loss)	555.4	418.6	(48.3)	723.7	84.9
Financial Position
Working capital	3,279.2	3,112.8	2,611.5	2,839.0	1,700.4
Days sales outstanding for: (3)
Customer receivables	26	26	26	28	30
Inventories	39	44	43	43	41
Drafts and accounts payable	43	47	45	40	42
Total assets	14,353.4	13,325.9	11,532.0	10,375.4	9,084.3
Total debt, including capital lease obligations	1,300.9	1,430.0	1,230.0	1,259.9	1,151.2
Stockholders’ equity	4,528.5	3,940.1	3,492.9	3,565.8	2,881.8
Property acquisitions	116.0	130.8	158.0	144.1	198.3
Common Share Information
Common shares outstanding at year-end	291.2	287.9	284.0	283.4	280.6
Shares on which earnings per common share were based
Diluted	298.8	298.1	283.1	284.2	284.4
Basic	289.3	285.2	283.1	281.3	275.2
Diluted earnings (loss) per common share
Continuing operations	1.90	1.44	(0.15)	0.65	0.21
Discontinued operations	(0.02)	(0.01)	(0.02)	1.90	0.09
Total	1.88	1.43	(0.17)	2.55	0.30
Cash dividends declared (4)	69.7	68.5	68.3	67.5	84.9
Cash dividends declared per common share(4)	0.24	0.24	0.24	0.24	0.44
Book value per common share (5)	15.55	13.68	12.30	12.58	10.27
Market value per common share – year end	24.93	37.43	26.75	21.00	66.00
Supplemental Data
Capital employed(6)	6,025.7	5,566.2	4,918.8	5,021.5	4,228.5
Debt to capital ratio (7)	21.6%	25.7%	25.0%	25.1%	27.2%
Net debt to net capital employed (8)	14.0%	17.3%	17.5%	14.8%	22.4%
Average stockholders’ equity (9)	4,219.4	3,704.8	3,611.8	3,117.9	2,773.3
Return on stockholders’ equity (10)	13.3%	11.4%	(1.2)%	5.9%	2.2%

Footnotes to Five Year Highlights:

(1)	In 2003, a marketing fulfillment business was sold; financial results for this business have been presented as a discontinued operation and accordingly, all prior years have been reclassified.

(2)	Fiscal 2003 and 2002 results exclude goodwill amortization in accordance with our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(3)	Based on year-end balances and sales or cost of sales for the last 90 days of the year. Days sales outstanding for customer receivables are adjusted to include accounts receivable sold.

(4)	Cash dividends declared and dividends per common share amounts do not reflect the effects of pooling of interests transactions prior to the adoption of Statement of Financial Accounting Standard No. 141, “Business Combinations,” in 2002.

(5)	Represents stockholders’ equity divided by year-end common shares outstanding.

(6)	Consists of total debt, convertible preferred securities of subsidiary trust and stockholders’ equity.

(7)	Ratio is computed as debt divided by capital employed.

(8)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt plus convertible preferred securities and stockholders’ equity.

(9)	Represents a five-quarter average of stockholders’ equity.

(10)	Ratio is computed as income (loss) from continuing operations, divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION

FINANCIAL REVIEW

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

     Management’s discussion and analysis of results of operations and financial condition, referred to as the Financial Review, is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

     We conduct our business through three operating segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. See Financial Note 1 to the accompanying consolidated financial statements, “Significant Accounting Policies,” for a description of these segments.

RESULTS OF OPERATIONS

     Overview:

	Years Ended March 31,

(In millions, except per share data)	2003	2002	2001

Revenues
Excluding Sales to Customers’ Warehouses	$42,287.9	$36,803.2	$31,270.3
Sales to Customers’ Warehouses	14,832.9	13,184.9	10,729.8

Total	$57,120.8	$49,988.1	$42,000.1

Segment Operating Profit(1)	$1,147.7	$888.7	$368.6
Income from Continuing Operations Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	861.6	612.3	14.8
Net Income (Loss)	555.4	418.6	(48.3)
Diluted Earnings (Loss) Per Share	$1.88	$1.43	$(0.17)

(1)	Segment operating profit includes gross profit, net of operating expenses, other income and gain (loss) on investments for our three business segments.

     Revenues increased 14% to $57.1 billion in 2003 and 19% to $50.0 billion in 2002. Net income increased $136.8 million to $555.4 million in 2003 and $466.9 million to $418.6 million in 2002. Diluted earnings per share increased $0.45 to $1.88 in 2003 and $1.60 to $1.43 in 2002. Excluding the items noted below which were included in income from continuing operations, increases in operating profit, net income and earnings per share over the past two years primarily reflect revenue growth and operating margin expansion in our Pharmaceutical Solutions segment and improved operating profit in our Information Solutions segment. The increases were partially offset by a decline in operating profit in our Medical-Surgical Solutions segment in 2002.

     Results from continuing operations included the following significant items:

—	In 2003, we recorded a $51.0 million provision for expected losses on five multi-year international contracts and a $22.3 million credit for the reversal of a portion of customer settlement reserves within our Information Solutions segment.

—	In 2002, we recorded restructuring charges of $39.8 million associated with various consolidation plans and $22.0 million in pre-tax losses ($22.0 million after-tax gain) on the sale of three businesses.

—	In 2001, we recorded $97.8 million of other-than-temporary investment losses primarily related to the decline in fair value of our WebMD Inc. (“WebMD”) warrants, a $161.1 million charge for estimated customer settlements, and $194.8 million in restructuring charges primarily related to the discontinuance of our former iMcKesson segment. Results for 2001 also include $49.4 million of goodwill amortization. In accordance with Statement of Financial Accounting Standards Board (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we discontinued amortizing goodwill commencing in 2002.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     In 2003, we sold a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Financial results for this business have been reclassified and presented as a discontinued operation. Net losses from this discontinued operation as well as adjustments relating to the 2000 divestiture of our Water Products business amounted to $6.7 million ($0.02 per diluted share) in 2003, $3.2 million ($0.01 per diluted share) in 2002, and $5.0 million ($0.02 per diluted share) in 2001.

     Revenues:

	Years Ended March 31,

(Dollars in millions)	2003	2002	2001

Pharmaceutical Solutions
Pharmaceutical Distribution & Services
U.S. Healthcare	$34,982.5	$30,188.4	$24,968.0
U.S. Healthcare Sales to Customers’ Warehouses	14,832.9	13,184.9	10,729.8

Total U.S. Healthcare	49,815.4	43,373.3	35,697.8
Canada	3,423.0	2,884.8	2,644.7

Total Pharmaceutical Solutions	53,238.4	46,258.1	38,342.5

Medical-Surgical Solutions	2,743.4	2,726.0	2,715.8
Information Solutions
Software	238.2	182.6	133.6
Services	799.8	736.1	723.6
Hardware	101.0	85.3	84.6

Total Information Solutions	1,139.0	1,004.0	941.8

Total Revenues	$57,120.8	$49,988.1	$42,000.1

Revenues, Excluding Sales to Customers’ Warehouses:
Pharmaceutical Solutions	$38,405.5	$33,073.2	$27,612.7
Medical-Surgical Solutions	2,743.4	2,726.0	2,715.8
Information Solutions	1,139.0	1,004.0	941.8

Total	$42,287.9	$36,803.2	$31,270.3

     Revenues increased 14% in 2003 and 19% in 2002. Excluding sales to customers’ warehouses, revenues increased 15% in 2003 and 18% in 2002. The growth in revenues was primarily driven by the Pharmaceutical Solutions segment, which accounted for more than 90% of revenues. Excluding sales to customers’ warehouses, Pharmaceutical Solutions segment revenues increased 16% in 2003 compared to 20% in 2002. Revenues were not materially impacted by business acquisitions.

     We believe that we have achieved this increase in sales volume due in large part to the wide range of products and services that we offer our customers from across the company using our One McKesson approach. Our retail customers have benefited from our service offerings and programs that focus on broad product selection, service levels, inventory carrying cost reductions, connectivity and automation technologies. Institutional customers have benefited from our focus on reducing both their product cost and internal labor and logistics costs, as well as automation and information technologies that are designed to improve the quality of care. Services available include pharmaceutical distribution, medical-surgical supply distribution, pharmaceutical dispensing automation, pharmacy outsourcing, clinical software and utilization reviews. In addition, our ability to provide patient-assistance programs and the distribution of specialty products has also contributed to our increase in revenues. These retail chain and institutional capabilities have resulted in the execution and implementation of significant long-term, multi-business unit contracts with major customers.

     Increases in U.S. Healthcare pharmaceutical distribution revenues, excluding sales to customers’ warehouses, reflect market growth rates as well as new customers in our pharmaceutical distribution business, new business that was previously direct or outside the distribution channel and growth in our automation, specialty pharmaceutical products, and pharmacy outsourcing services businesses. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.

McKESSON CORPORATION

FINANCIAL REVIEW  (Continued)

     The customer mix of our U.S. pharmaceutical distribution revenues, excluding sales to customers’ warehouses, was as follows:

	2003	2002	2001

Independents	21%	22%	24%
Retail Chains	39	41	42
Institutions	40	37	34

Total	100%	100%	100%

     U.S. pharmaceutical distribution sales to customers’ warehouses increased 12% in 2003 and 23% in 2002, as a result of growth from existing customers as well as, in 2002, the addition of a few significant retail chain customers. Sales to customers’ warehouses represent large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby we act as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers’ warehouses. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business. We also provide a significant benefit to manufacturers, since all incoming products for direct store-to-store deliveries are shipped to a single McKesson location.

     Canadian pharmaceutical distribution revenues increased 19% in 2003 and 9% in 2002, reflecting market growth rates and greater sales to existing customers. Revenues for 2003 also benefited from increased sales of product that previously went direct from manufacturers, and to a lesser extent, favorable foreign exchange rates.

     Medical-Surgical Solutions segment distribution revenues increased nominally over the past two years. Increases in our primary and extended care sectors were almost fully offset by a decline in revenues in the acute care sector. The segment’s decline in its acute care business reflects the competitive environment in which it operates and the continued self-warehousing strategy of a major customer.

     Increases in revenues for our Information Solutions segment were primarily due to our July 2001 introduction of new products from our Horizon ClinicalsTM offerings as well as other new product offerings in 2003, including Horizon Medical ImagingTM, which was the result of our July 2002 purchase of A.L.I. Technologies Inc. (“A.L.I.”).

     As of March 31, 2003, backlog for our Information Solutions segment, which includes firm contracts for maintenance fees, implementation and software contracts, and outsourcing agreements, increased to $2.22 billion from $2.06 billion a year ago and from $1.60 billion two years ago. The increase in backlog from 2001 to 2002 resulted primarily from a new ten-year, $480 million outsourcing contract to provide a standardized, fully automated human resources and payroll system for the National Health Service of England and Wales, covering approximately one million employees.

     Gross Profit:

	Years Ended March 31,

(Dollars in millions)	2003	2002	2001

Gross Profit
Pharmaceutical Solutions	$2,047.2	$1,788.4	$1,502.1
Medical-Surgical Solutions	523.1	524.2	520.9
Information Solutions	532.2	475.9	394.0

Total	$3,102.5	$2,788.5	$2,417.0

Gross Profit Margin
Pharmaceutical Solutions	3.85%	3.87%	3.92%
Medical-Surgical Solutions	19.07	19.23	19.18
Information Solutions	46.73	47.40	41.83
Total	5.43	5.58	5.75
Gross Profit Margin, Excluding Sales to Customers’ Warehouses
Pharmaceutical Solutions	5.33%	5.41%	5.44%
Total	7.34	7.58	7.73

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Gross profit increased by 11% in 2003 and 15% in 2002. As a percentage of revenues, excluding sales to customers’ warehouses, gross profit margin decreased 24 basis points in 2003 and 15 basis points in 2002, primarily reflecting:

—	a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments,

—	a decline in the Pharmaceutical Solutions segment gross margin reflecting a decrease in selling margin to customers in the U.S. Pharmaceutical distribution business, that were partially offset by greater product sourcing profits on branded pharmaceuticals and the benefit of increased sales of generic drugs with higher margins. In addition, the segment benefited from the growth in higher margin products and services, and

—	in 2003, a $51.0 million provision for expected losses on five multi-year contracts in our Information Solutions segment international business. Partially offsetting the decreases were greater software revenues with higher margins from this segment in 2003 and 2002.

     We provide financial ratios (gross margins, operating expenses, and segment operating profit margins as a percentage of revenues) which exclude sales to customers’ warehouses as these revenues from bulk shipments to warehouses have a significantly lower gross margin compared to traditional direct store delivery sales because of their low cost-to-serve model. These sales do, however, contribute positively to our cash flows due to favorable timing between the customer payment to us and our payment to the supplier.

     Our Pharmaceutical Solutions segment uses the last-in, first-out (“LIFO”) method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Pharmaceutical Solutions distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those fiscal years.

     Operating Expenses:

	Years Ended March 31,

(Dollars in millions)	2003	2002	2001

Operating Expenses
Pharmaceutical Solutions	$1,107.0	$1,023.5	$971.6
Medical-Surgical Solutions	459.8	461.2	429.3
Information Solutions	439.8	455.5	689.3
Corporate	166.0	149.8	121.9

Total	$2,172.6	$2,090.0	$2,212.1

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	2.08%	2.21%	2.53%
Medical-Surgical Solutions	16.76	16.92	15.81
Information Solutions	38.61	45.37	73.19
Total	3.80	4.18	5.27
Operating Expenses, Excluding Sales to Customers’ Warehouses, as a Percentage of Revenues
Pharmaceutical Solutions	2.88%	3.09%	3.52%
Total	5.14	5.68	7.07

     Operating expenses increased 4% in 2003 and decreased 6% in 2002. Excluding the items noted below, operating expenses increased over the last two years primarily reflecting additional expenses incurred to support our sales volume growth.

—	In 2003, 2002 and 2001, we incurred restructuring and related asset impairment charges of a credit of $4.8 million, and expenses of $39.8 million and $171.7 million. We also recorded reserves for customer settlements of $161.1 million in 2001 and reversed $22.3 million of the reserve to income in 2003. Further discussions regarding these activities are included in “Restructuring and Related Asset Impairments” appearing within this Financial Review.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

—	In 2002, we sold three businesses for a pre-tax loss of $22.0 million.

—	In accordance with our adoption of SFAS No. 142 in 2002, we discontinued amortizing goodwill. Operating expenses in 2001 included goodwill amortization of $49.4 million.

     Operating expenses as a percentage of revenues, excluding sales to customers’ warehouses and the above noted items, have declined over the last two years, mainly due to productivity improvements in back-office and field operations.

     Operating expenses in 2003 include U.S. defined benefit pension plan expense of $1.9 million compared with pension income of $9.9 million in 2002 and $6.1 million in 2001. The pension expense in 2003 is principally the result of negative plan asset returns over the past two years. In 2003, we reduced the assumed long-term rate of asset return for our U.S. defined benefit pension plans by 150 basis points to 8.25% to better reflect current long-term expectations for the plans’ portfolios. We also lowered our assumption for the discount rate by 50 basis points to 6.75% on these plans to better reflect current rates for high-quality corporate long term bonds. As a result of these changes, we anticipate pension expense to increase by approximately $12 million in 2004.

     The decline in asset performance coupled with the lower interest rates resulted in the recognition of a $7.2 million pre-tax charge to equity in 2003. This charge increased the accrued pension plan liability and accumulated other comprehensive loss within stockholders’ equity by $5.1 million after-tax. This charge will vary based on changes in interest rates or market performance and plan returns. We expect contributions for our U.S. defined benefit pension plans in 2004 to approximate that of 2003.

     We use a discount rate that is based on a point-in-time estimate as of the pension plan’s December 31st measurement date. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 100 basis points, the U.S. defined benefit pension liability would have decreased $28.7 million or increased $36.9 million. Similarly, a 100 basis point increase or decrease in the expected return on plan assets would decrease or increase defined benefit pension expense for the U.S. plans by approximately $3.4 million.

     Other Income and Gain (Loss) on Investments, net:

	Years Ended March 31,

(Dollars in millions)	2003	2002	2001

Other Income, net	$45.1	$40.4	$42.0
Gain (Loss) on Investments, net	1.4	(13.7)	(120.9)

Total	$46.5	$26.7	$(78.9)

By Segment
Pharmaceutical Solutions	$47.7	$37.4	$41.5
Medical-Surgical Solutions	2.1	1.7	0.1
Information Solutions	2.0	1.3	0.2
Corporate	(5.3)	(13.7)	(120.7)

Total	$46.5	$26.7	$(78.9)

     Other income increased in 2003 and decreased nominally in 2002. The increase in 2003 was primarily attributable to a $5.3 million gain on the sale of notes receivable within our Pharmaceutical Solutions segment.

Gain (loss) on investments changed significantly in 2003 and 2002, primarily reflecting:

—	in 2003, our Pharmaceutical Solutions segment recognized $9.9 million in gains on sales of venture investments,

—	a decrease in Corporate investment losses associated with other-than-temporary impairment losses on equity and joint venture investments, and

—	in 2001, we recorded other-than-temporary losses of $93.1 million on our WebMD warrants and $12.5 million on other equity and venture capital investments as a result of significant declines in the market values of these investments, partially offset by a $7.8 million gain on the liquidation of another investment. We also recorded an other-than-temporary impairment loss of $23.1 million on equity investments as a result of significant declines in the market value of these investments in connection with the restructuring of our former iMcKesson segment.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,

(Dollars in millions)	2003	2002	2001

Segment Operating Profit
Pharmaceutical Solutions	$987.9	$802.3	$572.0
Medical-Surgical Solutions	65.4	64.7	91.7
Information Solutions	94.4	21.7	(295.1)

Total	1,147.7	888.7	368.6
Corporate Expenses	(171.3)	(163.5)	(242.6)
Interest Expense	(114.8)	(112.9)	(111.2)

Income from Continuing Operations, Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	$861.6	$612.3	$14.8

Segment Operating Profit Margin
Pharmaceutical Solutions	1.86%	1.73%	1.49%
Medical-Surgical Solutions	2.38	2.37	3.38
Information Solutions	8.29	2.16	(31.33)
Segment Operating Profit Margin for Pharmaceutical Solutions, Excluding Sales to Customers’ Warehouses	2.57%	2.43%	2.07%

     Segment operating profit includes gross margin, net of operating expenses, other income and gain (loss) on investments for our three business segments. In addition to the items noted below, increases in segment operating profit primarily reflect revenue growth and increased operating margin in our Pharmaceutical Solutions segment, combined with improved operating profits in our Information Solutions segment. The 2002 increase was partially offset by a decline in operating profit in our Medical-Surgical Solutions segment.

     Excluding sales to customers’ warehouses, operating profit as a percentage of revenues increased over the past two years for our Pharmaceutical Solutions segment reflecting productivity improvements in operations offset in part by a decline in gross margins. In addition, operating profit in 2003 benefited from a $5.3 million gain on sale of notes receivables and $9.9 million of gains on sales of venture investments in 2003, lower restructuring charges, and the discontinuance of goodwill amortization commencing in 2002. Operating profit for 2001 included $8.0 million in goodwill amortization.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues stabilized in 2003 after decreasing in 2002. The decrease in 2002 operating profit reflects the competitive environment in which the segment operates, the commencement of a self-warehousing strategy by a major customer, and the start of the segment’s distribution center network consolidation plan which resulted in $29.6 million of restructuring and related asset impairment charges. These decreases were partially offset by the benefit of excluding goodwill amortization which amounted to $19.0 million in 2001. Results for 2002 and 2003 also include duplicate operating expenses associated with the segment’s restructuring activities and replacement of information systems. Additional operating expenses incurred include duplicate payroll, transportation and warehouse costs as the segment consolidated distribution centers. In addition, 2003 operating profit benefited from $12.0 million in reversals of prior year’s accrued restructuring charges as a result of a modification to the segment’s distribution center network consolidation plan, partially offset by an increase in bad debt expense of approximately $11.0 million.

     This segment’s distribution center network consolidation program was completed in the fourth quarter of 2003 and we expect to complete the information systems consolidation plan in 2005. As a result of these consolidation plans, we anticipate realizing benefits of more efficient operations in this business beginning in late 2004.

     Information Solutions segment’s operating profit as a percentage of revenues increased over the past two years reflecting increases in higher margin software revenue, more efficient operations resulting from improved customer support activities and control of expenses, a decrease in restructuring and related asset impairment charges, and the benefit of eliminating goodwill amortization commencing in 2002. Operating profit for 2001 included $22.4 million in goodwill amortization. Operating profit also reflects the following items: a $51.0 million provision for expected losses on five multi-year contracts within the segment’s international business and a $22.3 million credit for the

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

reversal of a portion of customer settlement reserves in 2003, $19.3 million of losses on sales of businesses in 2002, and $161.1 million loss for customer settlements in 2001.

     Corporate expenses increased by 5% in 2003 and decreased by 33% in 2002. The increase in expenses for 2003 was principally due to higher benefit and insurance costs and lower pension income, partially offset by lower venture investment impairment losses, lower expenses associated with the use of our accounts receivable sales facility and a decrease in expenses associated with our investment in The Global Health Exchange (“GHE”), formerly Health Nexis, LLC (“Health Nexis”). In the second quarter of 2003, we lowered our pension plan assets earnings assumption to 8.25% from 9.75%. The 2002 decrease in expenses reflect lower restructuring charges and venture investment impairment losses, partially offset by higher benefit costs and expenses associated with the use of our accounts receivable sales facility, increased losses in our investment in GHE and a litigation settlement. In the third quarter of 2002, Health Nexis merged with GHE, which significantly diluted our percentage ownership in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment.

     Interest Expense: Interest expense increased nominally in 2003 and 2002 primarily due to higher average borrowings. Interest expense reflects the issuance of $400.0 million 7.75% notes in January 2002 partially offset by the retirement of $175.0 million 6.875% notes in March 2002, and $125.0 million 6.55% notes in November 2002. In addition, we also used our accounts receivable sales facility more in 2002 compared to 2003 and 2001 in order to meet our financing needs. The costs associated with this facility are recorded in Corporate expenses.

     In order to better balance fixed and variable rate borrowings, we entered into two interest rate swap agreements in 2003. The first agreement exchanges a fixed interest rate of 8.91% per annum to the London Inter Bank Offering Rate (“LIBOR”) plus 4.155%, on a notional amount of $100 million and matures in February 2005. The second agreement exchanges a fixed interest rate of 6.30% per annum to LIBOR plus 1.575%, on a notional amount of $150 million and matures in March 2005. These agreements are designated as fair value hedges and are intended to manage our ratio of variable to fixed interest rates.

     Income Taxes: Excluding the items discussed below, the Company’s effective income tax rate was 34.0%, 36.0% and 39.0% in 2003, 2002 and 2001. The reduction in our effective income tax rate was the result of a higher proportion of income attributable to foreign countries that have lower income tax rates and the discontinuance of goodwill amortization commencing in 2002, which was generally non tax-deductible.

     In 2002, we sold three businesses for a pre-tax loss of $22.0 million and an after-tax gain of $22.0 million. For accounting purposes, the net assets of one of these businesses were written down in 2001 in connection with the restructuring of our former iMcKesson segment. The tax benefit could not be recognized until 2002 when the sale of the business was completed.

     Discontinued Operations: Net loss from discontinued operations was $6.7 million ($0.02 per diluted share) in 2003, $3.2 million ($0.01 per diluted share) in 2002, and $5.0 million ($0.02 per diluted share) in 2001. Results from discontinued operations include those of a marketing fulfillment business which we sold in 2003 as well as adjustments made in 2003 and 2001 relating to the 2000 divestiture of our Water Products business.

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 298.8 million, 298.1 million and 283.1 million for 2003, 2002 and 2001. The increase in weighted average number of shares outstanding in 2002 was due to the inclusion of 5.4 million share equivalents relating to our convertible preferred securities and 7.5 million of dilutive securities issued under employee benefit plans, which were excluded in 2001 as they were anti-dilutive.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

International Operations

     International operations accounted for 6.3%, 6.0% and 6.6% of 2003, 2002 and 2001 of consolidated revenues. International operations are subject to certain opportunities and risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 21 to the consolidated financial statements.

Restructuring and Related Asset Impairments

     With the exception of our customer settlement process, we have completed the restructuring programs described below. Net charges (credits) from restructuring activities over the last three years were as follows:

	Years Ended March 31,

(In millions)	2003	2002	2001

By Expense Type:
Severance	$(5.8)	$14.0	$36.6
Exit-related costs	(0.3)	18.2	10.1
Write-down of assets	1.3	7.6	148.1

Subtotal	(4.8)	39.8	194.8
Customer settlement reserves	(22.3)	—	161.1

Total	$(27.1)	$39.8	$355.9

By Statement of Operations Classification:
Operating expenses	$(27.1)	$39.8	$332.8
Other income	—	—	23.1

Total	$(27.1)	$39.8	$355.9

By Segment:
Pharmaceutical Solutions	$7.7	$2.6	$28.2
Medical-Surgical Solutions	(11.7)	26.0	0.7
Information Solutions	(22.3)	12.0	293.1
Corporate	(0.8)	(0.8)	33.9

Total	$(27.1)	$39.8	$355.9

     In 2003, we recorded net credits for restructuring activities of $4.8 million primarily related to the following:

—	Net reversals of $5.5 million and $6.5 million for severance and exit-related accruals pertaining to our 2002 Medical-Surgical Solutions segment distribution center network consolidation plan. The reversals were the result of our re-evaluation of this segment’s distribution center strategy. The original consolidation plan included a net reduction of 20 distribution centers, from 51, compared to a net reduction of 14 under the revised plan. This revised consolidation plan resulted in the termination of 261 employees, primarily in distribution delivery and associated back-office functions.

—	We recorded restructuring charges of $2.9 million for severance, exit-related costs and asset impairments pertaining to the closure of a Pharmaceutical Solutions’ distribution center. The closure resulted in the termination of 65 employees.

—	We recorded $5.1 million in charges for additional facility closure costs, reflecting a change in estimated costs associated with prior year restructuring plans in our Pharmaceutical Solutions segment.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

In 2002, we recorded net charges for restructuring activities of $39.8 million as follows:

—	We recorded severance charges of $19.8 million, exit-related charges of $19.5 million and asset impairment charges of $7.6 million primarily related to a plan to reduce the number of distribution centers in our Medical-Surgical Solutions segment from 51 to 31, restructuring activities in our European and U.S. businesses in our Information Solutions segment, and closures of a distribution center and a facility for a service business in our Pharmaceutical Solutions segment. Excluding the Medical-Surgical Solutions segment restructuring initiatives, which were later revised in 2003, 295 employees, primarily in distribution, delivery and associated back-office functions, were terminated as a result of these activities.

—	We also reassessed restructuring plans initiated prior to 2002, and reversed a total of $7.1 million in severance and exit-related reserves due to a change in estimated costs to complete these activities.

     In 2001, we recorded net charges for restructuring activities of $194.8 million. These charges were for several initiatives, the most significant of which were:

—	We restructured our former iMcKesson segment. Responsibility for iMcKesson’s medical management business was transferred to our Pharmaceutical Solutions segment and the physician services business to our Information Solutions segment. The iMcKesson segment was created in the first quarter of 2001 with the intention of focusing on healthcare applications using the Internet and other emerging technologies, and included selected net assets from our former e-Health, Pharmaceutical Solutions and Information Solutions segments as well as other 2001 acquisitions and investments. In connection with the assessment of these businesses, we shut down certain iMcKesson operations. We wrote down goodwill and intangibles totaling $116.2 million arising from the acquisitions of Abaton.com and MediVation, Inc., based upon an updated analysis of discounted cash flows. We also recorded $29.8 million in asset impairments, including $23.1 million for the write–down of equity investments whose market values had significantly declined and $5.2 million in capitalized software costs. In addition, we recorded $9.1 million in exit-related costs, including $6.0 million for non-cancelable obligations directly related to discontinued products.

In connection with the above restructuring, we incurred $29.0 million in severance charges relating to the termination of 220 employees, primarily in sales, service and administration functions.

—	We recorded $10.0 million in restructuring and asset related impairment charges ($5.6 million in severance, $2.3 million in exit costs and $2.1 million in asset impairments) related to workforce reductions in our Pharmaceutical Solutions segment associated with the closure of a pharmaceutical distribution center, closure of a medical management call center, closures of facilities in the pharmaceutical services business and staff reductions in the pharmacy management business. In connection with these restructurings, 240 employees were terminated who were primarily in sales, service, administration and distribution center functions.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for our discontinuance of overlapping or nonstrategic products and other product development projects within our Information Solutions segment. Details regarding this restructuring plan are as follows:

Subsequent to the January 1999 merger with HBO and Company (“HBOC”) and the events surrounding our announcements in April, May and June of 1999 concerning the improper recording of revenue at HBOC, we restructured our Information Solutions segment, which included the required assembly of a new senior management team and a restructuring of the segment’s sales and customer service organizations, which had experienced significant attrition. The restructuring plan also included a strategic rationalizing of the segment’s product lines, which was carried out in three phases: Phase I-assessment and preliminary planning (October 1999 to January 2000); Phase II-detailed planning and announcement; and Phase III-implementation. The products impacted by this initiative were primarily in the areas of repositories for clinical and administrative data in a healthcare enterprise, surgery scheduling, financial and materials management, mobile clinical documentation and enterprise solutions for small and mid-sized hospitals. The process required a review of contracts related to approximately 400 affected customers and other information available at that time.

During Phase II, which began in February 2000 and extended through March 31, 2000, we conducted detailed business reviews, and finalized and announced product rationalization decisions. Rationalization decisions

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

involved either the sunset of certain products or product development projects to redesign or stabilize several go-forward products. At the same time, we undertook an assessment of probable customer impact and concluded that the product rationalization decisions would trigger the assertion of certain customer claims for breach of contract. Based on information available at that time, we estimated that it would require $74.1 million above then existing allowances to settle probable customer claims. As a result, a charge in that amount was recorded in the fourth quarter of 2000.

Phase III, which began in 2001, involved a comprehensive, company-wide implementation of Phase II decisions, including an intensive and detailed customer communication process. By the fourth quarter of 2001, we had developed substantially more information on customers’ legal positions as a result of extensive customer interactions and communications. Based upon this newly acquired information about customer demands and expectations, we recognized that we would not be able to settle probable contractual exposures within the previously recorded estimates, and we therefore concluded that additional allowances should be established for customers’ settlements. Accordingly, during the fourth quarter of 2001, an additional customer settlement charge of $161.1 million was recorded. These customer settlement charges were reflected as operating expenses rather than a reduction of revenues as the charges primarily related to product strategy decisions that triggered claims for breach of contract.

In 2003, we reversed $22.3 million of these customer settlement reserves. The reversal was the result of favorable settlements and continued negotiations with affected customers. As of March 31, 2003, customer settlement allowances amounted to $86.9 million. Total cash and non-cash settlements of $43.2 million and $82.8 million have been incurred since the inception of the restructuring plan. Although the final outcome of remaining customer settlements cannot be determined, we believe that any additional liability and related expenditures would not have a material adverse effect on our financial position, results of operations or cash flows.

     Refer to Financial Note 4, “Restructuring and Related Asset Impairments,” of the accompanying consolidated financial statements for further discussion regarding our restructuring activities.

Acquisitions, Investments and Divestitures

We made the following acquisitions, investments and divestitures over the last three years:

—	In September 2002, we sold the net assets of a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Net proceeds from the sale of this business were $4.5 million. The disposition resulted in an after-tax loss of $3.7 million or $0.01 per diluted share. The net assets and results of operations of this business have been presented as a discontinued operation and, as a result, prior year amounts have been reclassified.

—	In July and September of 2002, we acquired the outstanding stock of A.L.I. by means of a cash tender offer. A.L.I., which is based in British Columbia, Canada, provides digital medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film purchase and storage. The acquisition of A.L.I. complements our Horizon ClinicalsTM offering by incorporating medical images into a computerized patient record. The aggregate purchase price for A.L.I. was $347.0 million and was financed through cash and short-term borrowings. The results of A.L.I.’s operations have been included in the consolidated financial statements within our Information Solutions segment since the July acquisition date.

—	In May 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 45% equity interest in the joint venture. The initial contribution to the joint venture of $12.1 million consisted of $7.7 million in net assets from a Pharmaceutical Solutions’ business and $4.4 million in cash. Additional cash contributions of $1.9 million have been made subsequent to formation. As of March 31, 2003, we have committed to provide additional aggregate cash contributions of up to $8.5 million and to purchase a total of $12.0 million in services from the joint venture through 2007. No gain or loss was recognized as a result of this transaction. Financial results for this joint

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

venture are recognized on the equity basis of accounting and are included in Other Income, net in the consolidated statements of operations, within our Pharmaceutical Solutions segment.

—	In February 2002, our Pharmaceutical Solutions segment acquired, for approximately $62 million in cash, the net assets of PMO, Inc., a national specialty pharmacy business (having done business as VitaRx), that provides mail order pharmaceutical prescription services to managed care patients.

—	In 2002, we sold three businesses, Abaton.com, Inc., Amysis Managed Care Systems, Inc. and ProDental Corporation. Two of these businesses were from our Information Solutions segment and one was from our Pharmaceutical Solutions segment. Net proceeds from the sale of these businesses were $0.2 million, resulting in a pre-tax loss of $22.0 million and an after-tax gain of $22.0 million. For accounting purposes, the net assets of one of these businesses were written down in 2001 in connection with the restructuring of our former iMcKesson segment. The tax benefit could not be recognized until 2002 when the sale of the business was completed.

—	In July 2000, we acquired MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in our common stock and the assumption of $6 million of employee stock incentives.

—	In April 2000, the Company and three other healthcare product distributors announced an agreement to form the New Health Exchange (subsequently renamed Health Nexis). In the third quarter of 2002, Health Nexis merged with GHE, which significantly diluted our percentage ownership in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment. In 2002 and 2001, we invested $7.0 million and $10.8 million in GHE.

—	During the last three years we have also made several small acquisitions and investments within our Pharmaceutical Solutions segment. In 2003, we purchased a remaining interest in an investment for approximately $31.5 million, retained a small portion of the business and subsequently sold the balance for approximately $40.0 million, the proceeds of which consisted of an interest bearing ten-year note receivable, resulting in a nominal loss.

     Pro forma results of operations for these business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis. Refer to Financial Notes 2 and 3, “Acquisitions and Investments” and “Discontinued Operations and Other Divestitures,” to the accompanying consolidated financial statements for further discussions regarding these activities.

CRITICAL ACCOUNTING POLICIES

     We consider an accounting estimate to be critical if the estimate requires us to make assumptions about matters that were uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial condition or results from operations. Below are the estimates that we believe are critical to the understanding of our operating results and financial condition. Other accounting policies are described in Financial Note 1, “Significant Accounting Policies,” of our consolidated financial statements. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

     Valuation of Receivables: We provide short-term credit and other customer financing arrangements to customers who purchase our products and services. Other customer financing relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories, and lease and credit financing. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers. An allowance is recorded in our consolidated financial statement for these amounts.

     If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. At March 31, 2003, trade and notes receivable was $4,581.8 million, and other customer financing was $216.9 million, both prior to allowances of $265.8 million.

     In addition, at March 31, 2003, we had $84.4 million of notes receivable from certain of our current and former officers and senior managers related to purchases of common stock under our various employee stock purchase plans. These notes were issued for amounts equal to the market value of the stock on the date of the purchase, are full recourse to the borrower and are due at various dates through February 2004. As of March 31, 2003, the value of the underlying stock collateral was $36.5 million. We evaluate the collectability of these notes on an ongoing basis; however, notwithstanding their full recourse nature, there can be no assurance that we will recover the full amounts due under the notes.

     Customer Settlement Reserves: In 2001 and 2000, we announced plans to discontinue overlapping and nonstrategic products or product development projects and to redesign or stabilize several go-forward projects within our Information Solutions segment. As a result of our decision, we recorded a total of $235.2 million for estimated customer settlements. These estimates were developed using a customer and product specific approach, based on numerous interactions with our customers.

     The determination and quantification of our customer settlement liabilities along with the assessment of an appropriate reserve for uncollectible accounts is an on-going process, and we are still actively engaged in settlement discussions with affected customers. Factors that could change our estimated settlement amounts include, but are not limited to, our success in amending contract terms to provide new or different products and services or negotiating settlements with affected customers, and our ability to complete projects where re-design or stabilization was required. In 2003, due to favorable settlements and continued negotiations with affected customers, we reversed $22.3 million of the accrued customer settlement reserve as a credit to operating expenses. As of March 31, 2003, customer settlement allowances amounted to $86.9 million. Total cash and non-cash settlements of $43.2 million and $82.8 million have been incurred since the inception of the restructuring plan. Although the final outcome of remaining customer settlement issues cannot be determined, we believe that any additional liability and related expenditures would not have a material adverse effect on our financial position, results of operations or cash flows.

     Valuation of Inventories: We state inventories at the lower of cost or market. Inventories for our Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale with the majority of the cost of domestic inventories determined on the last-in, first-out method and international inventories are stated at average cost. Information Solutions segment inventories consist of computer hardware with cost determined either by the specific identification or first-in, first-out method. Total inventories before the LIFO cost adjustment, which approximates replacement cost, were $6,241.0 million at March 31, 2003. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products, or the loss of one or more significant customers are factors that could affect the value of our inventories.

     Valuation of Goodwill: We have significant goodwill assets as a result of acquiring businesses. We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to maintain goodwill assets on our books unless the assets are deemed to be impaired. We perform an impairment test on goodwill balances annually or when indicators of impairment exist. Such impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the operations in which goodwill is assigned. If carrying value exceeds fair value, a second step would be performed to calculate the amount of impairment. Fair values can be determined using income, market or cost approaches.

     We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for our goodwill impairment testing. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. At March 31, 2003, we concluded that there was no impairment in our goodwill.

     Contract Accounting: We use the percentage of completion method of accounting to recognize certain revenues and costs, primarily for long-term software contracts within our Information Solutions segment. This method of accounting requires us to estimate the timing and amounts of total revenue to be earned and total costs to be incurred over the life of a contract. Revenue estimates are derived primarily from negotiated contract prices modified by assumptions regarding change orders and assumptions regarding penalty provisions associated with technical performance. Cost estimates are based primarily on the expected amount of resources and materials required to

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

complete project requirements. Based on the relationship of total estimated revenues to total estimated costs, a gross margin and cost of sales percentage is developed. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized each period.

     The estimated revenue to be earned and costs to complete a project can change significantly throughout the period of a contract. Factors that could change estimates include, but are not limited to, the ability to successfully complete milestones, the timing of milestones, and modifications in the amount of resources or other costs required to complete the project. Changes in estimates to complete, and revisions in overall profit estimates on percentage of completion contracts, are recognized in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue. Such a provision is subject to change as additional information is obtained and as contracts progress toward completion.

     Stock Options: We account for employee-based stock compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded based on a stock option’s intrinsic value, which is the difference between the market value of a company’s stock and the exercise price at the date of grant. As we generally grant stock options to employees at market value at the date of grant, compensation expense as a result of option grants has been nominal.

     An alternative to APB No. 25 in accounting for stock options is SFAS No. 123, “Stock-Based Compensation.” SFAS No. 123 utilizes the fair value method in valuing stock options and requires expensing of such values. Fair value is determined based on an option pricing model with the Black-Scholes model being the most widely available and used model. Such models require the use of several estimates including expected life of the option, volatility of our common stock, dividend yields (which includes estimates of future dividends and market values of our common stock), risk-free interest rates and employee turnover.

     In December 2002, the FASB issued statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides alternatives to implementing SFAS No. 123, with one of the alternatives, being the prospective method of expensing current year and future options, available only up to our fourth quarter of 2004. In addition, in April 2003, the FASB concluded at their public board meeting that all companies will be required to expense the fair value of employee stock options, although the timing for this requirement is not yet known.

     Had we accounted for employee stock options in accordance with SFAS No. 123 and had we utilized the following transitional methods per SFAS No. 148, net income and earnings per share for 2003 would have been:

(In millions, except per share amounts)	Net Income	Earnings per Share

As reported	$555.4	$1.88
Prospective method	542.7	1.84
Modified prospective and retrospective restatement methods	399.1	1.36

     The prospective method includes stock-based compensation expense for those options granted commencing only in the year of adopting SFAS No. 123, whereas the modified prospective and retrospective restatement methods includes compensation expense for all awards that vest in the current year (see also Financial Note 1, “Significant Accounting Policies,” of our consolidated financial statements). Awards under our stock option plans generally vest over four years. Therefore, the cost related to stock-based compensation under the prospective method in the first few years of adoption would be less than the modified prospective and retrospective restatement methods. With respect to the potential adoption of SFAS No. 123, we would most likely utilize the prospective transitional method.

     Securities Litigation: We are involved in a number of lawsuits regarding the restatement of our 1999 historical financial statements. Our directors and officers’ liability insurance policy covers some of our restatement litigation costs up to a specified aggregate limit. For costs not covered under our insurance policy, we accrue for litigation defense and settlement costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. We expensed approximately $2 million to $4 million in each of the last three years in connection with these matters.

     We do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amount of, or potential range of, loss with respect to these proceedings, and therefore, no accrual for legal settlement is recorded in our consolidated financial statements. In addition, the timing of the final resolution of these legal proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

against us or settlements that could require substantial payments by us that could cause us to incur material losses which could have a material impact on our financial condition and results of operations.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Net cash flow from operating activities was $695.5 million in 2003, compared with $326.2 million in 2002 and $325.2 million in 2001. Net cash flow from operating activities improved in 2003 reflecting greater revenues and earnings, offset in part with net increases in working capital required to support our revenue growth. In 2002, working capital reflected the build up associated with the implementation of new pharmaceutical distribution business as well as purchasing opportunities. The working capital increase in 2001 reflects the timing of vendor payments, partially offset by the payment of income taxes on the gain on sale of the Water Products business that was sold in late 2000.

     Net cash used by investing activities was $576.1 million in 2003, compared with $383.6 million in 2002 and $315.1 million in 2001. Investing activities for 2003 include $385.8 million for acquisitions of businesses (primarily the purchase of A.L.I.) and an increase in software expenditures. These investments were partially offset by $117.9 million of proceeds from the sale of notes receivable. Expenditures for capitalized software increased in both 2003 and 2002 reflecting our investment in software developed for internal use and for resale.

     Net cash derived by financing activities was a use of cash of $155.2 million in 2003, a source of cash of $181.7 million in 2002, and a use of cash of $125.5 million in 2001. Fiscal 2003 financing activities include the repayment of $125.0 million of term debt that had matured. Financing activities for 2002 reflect our public offering of $400.0 million of 7.75% unsecured notes, due in 2012. These notes are redeemable at any time, in whole or in part, at our option. Net proceeds from the issuance of these notes were used to repay $175.0 million of term debt in March 2002 and for other general corporate purposes. Financing activities also include our stock repurchase program that commenced in 2001 which allows us to purchase up to $250 million of shares of our common stock in open market or private transactions. In 2003, 2002 and 2001, we repurchased approximately 0.9 million, 1.3 million and 2.2 million shares of our common stock for $25.0 million, $44.2 million and $65.6 million.

     Selected Measures of Liquidity and Capital Resources:

	March 31,

(Dollars in millions)	2003	2002	2001

Cash, cash equivalents and marketable securities	$533.5	$562.9	$445.4
Working capital	3,279.2	3,112.8	2,611.5
Debt net of cash, cash equivalents and marketable securities	767.4	867.1	784.6
Debt to capital ratio (1)	21.6%	25.7%	25.0%
Net debt to net capital employed (2)	14.0%	17.3%	17.5%
Return on stockholders’ equity (3)	13.3%	11.4%	(1.2%)

(1)	Ratio is computed as debt divided by debt plus preferred securities and stockholders’ equity.

(2)	Ratio is computed as debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt plus convertible preferred securities and stockholders’ equity.

(3)	Ratio is computed as income (loss) from continuing operations, divided by a five-quarter average of stockholders’ equity.

     Working capital primarily includes receivables and inventories, net of drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated working capital has increased over the past two years primarily as a result of our higher sales volume.

     We reduced our ratio of net debt to net capital employed and increased our return on equity during the past two years. Improvements reflect a growth in our operating profit in excess of the growth in working capital and other investments needed to fund the increase in revenue. Return on equity also reflects a decrease in impairments on equity and venture investments as well as restructuring and related asset impairment charges.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Financial Obligations and Commitments:

     The table below presents our significant financial obligations and commitments at March 31, 2003:

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$7.6	$277.9	$7.9	$28.5	$159.2	$814.4	$1,295.5
Capital lease obligations	2.7	0.9	0.9	0.3	0.2	0.9	5.9
Convertible preferred securities	—	—	—	—	—	196.3	196.3
Operating leases	91.0	78.4	66.8	48.9	28.1	80.3	393.5

Total financial obligations	$101.3	$357.2	$75.6	$77.7	$187.5	$1,091.9	$1,891.2

Customer guarantees	$23.7	$21.1	$3.3	$60.4	$2.4	$106.0	$216.9
Cash contributions to investments	8.0	0.5	—	—	—	3.2	11.7
Other	4.2	3.0	3.0	3.0	—	—	13.2

Total commitments	$35.9	$24.6	$6.3	$63.4	$2.4	$109.2	$241.8

     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2003, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $150.4 million and $66.5 million. We consider it unlikely that we would make significant payments under these guarantees, and accordingly, amounts accrued for these guarantees were nominal.

     At March 31, 2003, we had commitments to provide $11.7 million of cash contributions to Verispan and other equity-held investments and other commitments of $13.2 million, of which no amounts had been accrued for. In addition, our banks and insurance companies have issued $46.4 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

     Credit Resources:

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $550.0 million 364-day revolving credit agreement that expires in September 2003 and a $550.0 million three-year revolving credit facility that expires in September 2005. These facilities, which were entered into in September 2002, are primarily intended to support our commercial paper borrowings, and the terms of which are substantially similar to those previously in place. We also have a $950.0 million (2002-$850.0 million) revolving receivables sale facility, which expires in June 2003. We anticipate renewing the receivable sales facility prior to its expiration. No amounts were utilized under any of these facilities at March 31, 2003.

     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently BBB, BBB and Baa2, and our commercial paper ratings are currently A-2, F-2, and P-2. Our ratings are on a negative credit outlook. Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335 million of term debt could be accelerated. At March 31, 2003, this ratio was 21.6% and we were in compliance with all other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations through our credit facilities, as well as the issuance of additional debt at the interest rates then currently available.

     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

MARKET RISKS

     Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 basis points in 2003, interest expense would not have been materially different from that reported.

     As of March 31, 2003, the aggregate fair values of our long-term debt and convertible preferred securities were $1,482.6 million and $189.5 million. Each preferred security is convertible at the rate of 1.3418 shares of our stock, subject to certain circumstances. Fair values were estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Fair values are subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.

     We derive revenues from Canada, France, Germany, Luxembourg, the Netherlands, Ireland, Australia, New Zealand, and the United Kingdom. We also have a 22% equity interest in a pharmaceutical distributor in Mexico. We are subject to foreign currency exchange risk on cash flows related to sales, expenses, financing and investment transactions. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected. Aggregate foreign exchange translation gains and losses included in operations, comprehensive income and stockholders’ equity are discussed in Financial Note 1 to the accompanying consolidated financial statements, “Significant Accounting Policies.”

RELATED PARTY BALANCES AND TRANSACTIONS

     Information regarding our related party balances and transactions is included in “Critical Accounting Policies” appearing within this Financial Review and Financial Note 20, “Related Party Balances and Transactions,” to the accompanying consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

     There are a number of new accounting pronouncements that may impact our financial results. These new pronouncements are described in Financial Note 1, “Significant Accounting Policies,” to the accompanying consolidated financial statements.

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

     Subsequent to our April 28, 1999 restatement of financial results announcement, and as of April 29, 2003, ninety-one lawsuits have been filed against us, certain of our current or former officers or directors, or those of HBOC, and other defendants. In addition, the United States Attorney’s Office for the Northern District of California and the San Francisco District Office of the SEC also have ongoing investigations in connection with the matters relating to the restatement of previously reported amounts.

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

     Our products and services are primarily intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups.

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

     Changes in pharmaceutical and medical-surgical manufacturers’ pricing, selling, inventory or distribution policies or practices, or changes in our customer mix could also significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes may adversely impact us, while not affecting some of our competitors who offer a narrower range of products and services.

     Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our revenues and gross margins have increased from our generic drug offering programs. An increase or a decrease in the availability of these generic drugs could have a material impact on our net income.

Substantial defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition and results of operations and liquidity.

     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2003, sales to our ten largest customers accounted for approximately 50% of our total revenues. Sales to our largest customer, Rite Aid Corporation, represented approximately 12% of our 2003 revenues. At March 31, 2003, accounts receivable from our ten largest customers and Rite Aid Corporation were approximately 43% and 10% of total accounts receivable. As a result, our sales and credit concentration have significantly increased. Any defaults in payment or a material reduction in purchases from this large customer could have a significant negative impact on our financial condition, results of operations and liquidity.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Our Pharmaceutical Solutions and Medical-Surgical Solutions segments are dependent upon sophisticated information systems. The implementation delay, malfunction or failure of these systems for any extended period of time could adversely affect our business.

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

We could become subject to liability claims that are not adequately covered by our insurance, and may have to pay damages and other expenses which could have a material adverse effect on us.

     Our business exposes us to risks that are inherent in the distribution and dispensing of pharmaceuticals, the provision of ancillary services (such as our pharmacy management business) and the conduct of our medical management businesses (which include disease management programs and our nurse triage services). A successful product or professional liability claim not fully covered by our insurance or any applicable contractual indemnity could have a material adverse effect on our business, financial condition or results of operations.

The ability of our Information Solutions business to attract and retain customers due to challenges in software product integration and technological advances may significantly reduce our revenues or increase our expenses.

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

Our Information Solutions segment utilizes licenses from third parties.

     We license the rights to use certain technologies from third-party vendors to incorporate in or complement our Information Solutions segment products and solutions. These licenses are generally nonexclusive, must be renewed periodically by mutual consent, and may be terminated if we breach the terms of the license. As a result, we may have to discontinue, delay or reduce product shipments until we obtain equivalent technology, which could hurt our business. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.

Proprietary technology protections may not be adequate and proprietary rights may infringe on the rights of third parties.

     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights to our products. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our products and other proprietary rights do not infringe upon the proprietary rights of third parties, from time to time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing on other’s rights, we may be required to pay substantial damage awards and forced to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing property. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments, or cessation of use of infringing technology and development of respective replacement technology could be significant and result in material losses to us.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

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

     Our Information Solutions segment’s systems are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. Our Information Solutions business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our products have a greater sensitivity to system errors than the general market for software products. Failure of a client’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.

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

     State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and will require the users of such information to implement specified security measures. Regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. In December 2000, final health data privacy regulations were published that required healthcare organizations to be in compliance by April 2003. Such organizations must also be in compliance with additional transaction regulations by October 2003 and security regulations by April 2005.

     Evolving HIPAA-related laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products if they are not re-designed in

McKESSON CORPORATION

FINANCIAL REVIEW (Concluded)

a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable our customers to execute new or modified healthcare transactions. We may need to expend additional capital, research and development and other resources to modify our products to address these evolving data security and privacy issues.

Due to the length of our sales and implementation cycles for our Information Solutions segment, our future operating results may be impacted.

     Our Information Solutions segment has long sales and implementation cycles, which could range from several months to over two years or more from initial contact with the customer to completion of implementation. How and when to implement, replace, or expand an information system, or modify or add business processes, are major decisions for healthcare organizations. The solutions we provide typically require significant capital expenditures and time commitments by the customer. Any decision by our customers to delay implementation may adversely affect our revenues. Furthermore, delays or failures to meet milestones established in our agreements may result in a breach of contract, termination of the agreement, damages and/or penalties as well as a reduction in our margins or a delay in our ability to recognize revenue.

Reduced capacity in the commercial property insurance market exposes us to potential loss.

     In order to provide prompt and complete service to our major Pharmaceutical Solutions customers, we maintain significant product inventory at certain of our distribution centers. While we seek to maintain property insurance coverage in amounts sufficient for our business, there can be no assurance that our property insurance will be adequate or available on acceptable terms. One or more large casualty losses caused by fire, earthquake or other natural disaster in excess of our coverage limits could materially harm our business, results of operations or financial condition.

Our business could be hindered if we are unable to complete and integrate acquisitions successfully.

     An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions involves a number of risks, including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired; difficulties in the integration of operations and systems and the realization of potential operating synergies; the assimilation and retention of the personnel of the acquired companies; challenges in retaining the customers of the combined businesses; and potential adverse effects on operating results. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.

     In addition to the above, the following factors could effect future results: timing and amounts of ongoing customer settlements within our Information Solutions segment; changes in generally accepted accounting principles, including the requirement by accounting setting standards boards to expense stock options; and general economic conditions.

McKESSON CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors of
     McKesson Corporation:

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries as of March 31, 2003, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries at March 31, 2003, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Financial Note 18 to the consolidated financial statements, the Company is involved in certain shareholder litigation related to HBO & Company and subsidiaries.

As discussed in Financial Note 1 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Financial Note 1 to the consolidated financial statements, in fiscal 2003 the Company changed its method of accounting for discontinued operations to conform to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Deloitte & Touche LLP

San Francisco, California
April 29, 2003, except for paragraphs 25, 30, 31 and 32 of Financial Note 18, as to which the date is June 4, 2003

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended March 31,

	2003	2002	2001

Revenues	$57,120.8	$49,988.1	$42,000.1
Cost of Sales	54,018.3	47,199.6	39,583.1

Gross Profit	3,102.5	2,788.5	2,417.0
Operating Expenses
Selling	499.0	425.6	379.7
Distribution	571.7	502.7	509.2
Research and development	149.4	135.1	147.6
Administrative	952.5	1,004.6	1,175.6
Loss on sales of businesses, net	—	22.0	—

Total	2,172.6	2,090.0	2,212.1

Operating Income	929.9	698.5	204.9
Interest Expense	(114.8)	(112.9)	(111.2)
Gain (Loss) on Investments, Net	1.4	(13.7)	(120.9)
Other Income, Net	45.1	40.4	42.0

Income from Continuing Operations Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	861.6	612.3	14.8
Income Taxes	293.3	184.3	51.9

Income (Loss) from Continuing Operations Before Dividends on Preferred Securities of Subsidiary Trust	568.3	428.0	(37.1)
Dividends on Preferred Securities of Subsidiary Trust, Net of Tax Benefit of $4.0 per year	(6.2)	(6.2)	(6.2)

Income (Loss) After Income Taxes
Continuing operations	562.1	421.8	(43.3)
Discontinued operations	(3.0)	(3.2)	(5.0)
Discontinued operations — loss on sale	(3.7)	—	—

Net Income (Loss)	$555.4	$418.6	$(48.3)

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$1.90	$1.44	$(0.15)
Discontinued operations	(0.01)	(0.01)	(0.02)
Discontinued operations — loss on sale	(0.01)	—	—

Total	$1.88	$1.43	$(0.17)

Basic
Continuing operations	$1.94	$1.48	$(0.15)
Discontinued operations	(0.01)	(0.01)	(0.02)
Discontinued operations — loss on sale	(0.01)	—	—

Total	$1.92	$1.47	$(0.17)

Weighted Average Shares
Diluted	298.8	298.1	283.1
Basic	289.3	285.2	283.1

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31,

	2003	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$522.0	$557.8	$433.5
Marketable securities available for sale	11.5	5.1	11.9
Receivables, net	4,594.7	3,998.1	3,439.4
Inventories	6,022.5	6,011.5	5,116.4
Prepaid expenses	102.9	128.6	157.3

Total	11,253.6	10,701.1	9,158.5

Property, Plant and Equipment, net	593.7	593.5	594.2
Capitalized Software Held for Sale	126.2	118.4	103.7
Notes Receivable	248.6	237.7	131.3
Goodwill and Other Intangibles	1,449.5	1,115.7	1,064.4
Other Assets	681.8	559.5	479.9

Total Assets	$14,353.4	$13,325.9	$11,532.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$6,630.7	$6,318.3	$5,338.3
Deferred revenue	459.7	404.1	399.8
Current portion of long-term debt	10.2	141.3	194.1
Salaries and wages	217.2	181.3	141.7
Taxes	221.3	121.7	79.6
Other	435.3	421.6	393.5

Total	7,974.4	7,588.3	6,547.0

Postretirement Obligations and Other Noncurrent Liabilities	363.5	312.7	260.3
Long-Term Debt	1,290.7	1,288.7	1,035.9
McKesson Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.3	196.1	195.9
Other Commitments and Contingent Liabilities (Note 18)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value
Shares authorized: 2003 – 800.0, 2002 and 2001 – 400.0
Shares issued: 2003 – 292.3, 2002 – 287.9, 2001 – 286.3	2.9	2.9	2.9
Additional paid-in capital	1,921.2	1,831.0	1,828.7
Other capital	(89.5)	(94.9)	(108.4)
Retained earnings	2,843.3	2,357.2	2,006.6
Accumulated other comprehensive losses	(59.1)	(81.6)	(75.0)
ESOP notes and guarantees	(61.7)	(74.5)	(89.0)
Treasury shares, at cost, 2003 – 1.1, 2001 – 2.3	(28.6)	—	(72.9)

Total Stockholders’ Equity	4,528.5	3,940.1	3,492.9

Total Liabilities and Stockholders’ Equity	$14,353.4	$13,325.9	$11,532.0

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2003, 2002 and 2001
(Shares in thousands, dollars in millions)

	Common					Accumulated		Treasury
	Stock		Additional			Other	ESOP Notes
			Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders’	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Losses	Guarantees	Shares	Amount	Equity	Income (Loss)

Balances, March 31, 2000	283,868	$2.8	$1,791.1	$(126.1)	$2,122.3	$(97.1)	$(99.9)	(515)	$(27.3)	$3,565.8
Issuance of shares under employee plans	1,811	0.1	17.6	17.7				429	20.0	55.4
Employee Stock Ownership Plan (“ESOP”) note payments							10.9			10.9
Translation adjustment						(15.4)				(15.4)	$(15.4)
Additional minimum pension liability, net of tax of $(0.8)						1.1				1.1	1.1
Net loss					(48.3)					(48.3)	(48.3)
Acquisition of MediVation.com	625		20.0							20.0
Unrealized gain on investments, net of tax of $(23.3)						36.4				36.4	36.4
Repurchase of shares								(2,235)	(65.6)	(65.6)
Other					0.9					0.9
Cash dividends declared, $0.24 per common share					(68.3)					(68.3)

Balances, March 31, 2001	286,304	2.9	1,828.7	(108.4)	2,006.6	(75.0)	(89.0)	(2,321)	(72.9)	3,492.9	$(26.2)

Issuance of shares under employee plans	1,624		5.3	13.5				3,564	117.1	135.9
ESOP note payments							14.5			14.5
Translation adjustment						(4.2)				(4.2)	$(4.2)
Additional minimum pension liability, net of tax of $(1.9)						(3.3)				(3.3)	(3.3)
Net income					418.6					418.6	418.6
Unrealized gain on investments, net of tax of $(0.1)						0.1				0.1	0.1
Repurchase of shares								(1,243)	(44.2)	(44.2)
Other			(3.0)		0.5	0.8				(1.7)	0.8
Cash dividends declared, $0.24 per common share					(68.5)					(68.5)

Balances, March 31, 2002	287,928	2.9	1,831.0	(94.9)	2,357.2	(81.6)	(74.5)	—	—	3,940.1	$412.0

Issuance of shares under employee plans	4,352		90.2	5.4						95.6
ESOP note payments							12.8			12.8
Translation adjustment						29.7				29.7	$29.7
Additional minimum pension liability, net of tax of $(2.1)						(5.1)				(5.1)	(5.1)
Net income					555.4					555.4	555.4
Unrealized loss on investments, net of tax benefit of $0.7						(1.3)				(1.3)	(1.3)
Repurchase of shares								(1,113)	(28.6)	(28.6)
Other					0.4	(0.8)				(0.4)	(0.8)
Cash dividends declared, $0.24 per common share					(69.7)					(69.7)

Balances, March 31, 2003	292,280	$2.9	$1,921.2	$(89.5)	$2,843.3	$(59.1)	$(61.7)	(1,113)	$(28.6)	$4,528.5	$577.9

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended March 31,

	2003	2002	2001

Operating Activities
Income (loss) from continuing operations	$562.1	$421.8	$(43.3)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	101.2	117.2	114.9
Amortization	102.5	89.3	130.5
Provision for bad debts	68.5	61.7	237.9
Deferred taxes on income	126.6	76.8	(21.4)
Loss on sales of businesses, net	—	22.0	—
Other non-cash items	9.1	45.4	282.7

Total	970.0	834.2	701.3

Effects of changes in:
Receivables	(641.6)	(736.1)	(628.5)
Inventories	13.4	(901.5)	(985.0)
Drafts and accounts payable	286.5	978.9	1,483.1
Deferred revenue	50.7	7.9	34.7
Taxes	16.6	150.9	(296.7)
Other	0.4	(5.7)	22.1

Total	(274.0)	(505.6)	(370.3)

Net cash provided by continuing operations	696.0	328.6	331.0
Discontinued operations	(0.5)	(2.4)	(5.8)

Net cash provided by operating activities	695.5	326.2	325.2

Investing Activities
Property acquisitions	(116.0)	(130.8)	(158.0)
Capitalized software expenditures	(183.7)	(125.1)	(97.5)
Acquisitions of businesses, less cash and cash equivalents acquired	(385.8)	(73.1)	(51.9)
Notes receivable issuances, net	(55.7)	(58.6)	(30.9)
Proceeds from sale of notes receivable	117.9	—	—
Other	47.2	4.0	23.2

Net cash used by investing activities	(576.1)	(383.6)	(315.1)

Financing Activities
Proceeds from issuance of debt	—	397.3	9.3
Repayment of debt	(142.5)	(200.7)	(42.1)
Dividends paid on convertible preferred securities of subsidiary trust	(10.0)	(10.0)	(10.0)
Capital stock transactions:
Issuances	78.8	88.1	38.6
Share repurchases	(25.0)	(44.2)	(65.6)
ESOP notes and guarantees	12.8	14.5	10.9
Dividends paid	(69.7)	(68.5)	(68.3)
Other	0.4	5.2	1.7

Net cash provided (used) by financing activities	(155.2)	181.7	(125.5)

Net increase (decrease) in cash and cash equivalents	(35.8)	124.3	(115.4)
Cash and cash equivalents at beginning of year	557.8	433.5	548.9

Cash and cash equivalents at end of year	$522.0	$557.8	$433.5

Supplemental Information:
Cash paid (received) for:
Interest	$122.0	$108.9	$114.5
Income taxes	139.2	(45.7)	330.5

See Financial Notes

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

     We conduct our business through three segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. The Pharmaceutical Solutions segment includes our U.S. and Canadian pharmaceutical and healthcare products distribution businesses and a 22% equity interest in a pharmaceutical distributor in Mexico (Nadro S.A. de C.V., “Nadro”). Our U.S. Pharmaceutical Solutions business also includes the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacists, medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and payor services, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment, and provides logistics and related services within the U.S. The Information Solutions segment delivers enterprise-wide clinical, revenue cycle and resource management software solutions, as well as technology, outsourcing and other professional services, to healthcare organizations throughout North America, certain European countries and the United Kingdom.

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

     Inventories are stated at the lower of cost or market. Inventories for the Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale with the majority of the cost of domestic inventories determined on the last-in, first-out (“LIFO”) method and international inventories stated at average cost. Information Solutions segment inventories consist of computer hardware with cost determined either by the specific identification or first-in, first-out method. The LIFO method was used to value approximately 90% of our inventories at March 31, 2003, 2002 and 2001. Total inventories before the LIFO cost adjustment, which approximates replacement cost, were $6,241.0 million, $6,243.5 million and $5,358.4 million at March 31, 2003, 2002 and 2001.

     Property, Plant and Equipment is stated at cost and depreciated on the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 50 years.

     Capitalized Software Held for Sale consists of development costs for software held for sale primarily for our Information Solutions segment. Such costs are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of approximately three years. We monitor the net realizable value of capitalized software held for sale to ensure that the investment will be recovered through future sales. Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,

(In millions)	2003	2002	2001

Amounts capitalized	$44.5	$48.0	$39.3
Amortization expense	44.3	37.2	31.8
Third-party royalty fees paid	24.9	20.8	17.9

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

     Capitalized Software Held for Internal Use is amortized over estimated useful lives ranging from one to 10 years and is included in other assets in the consolidated balance sheets. As of March 31, 2003, 2002 and 2001, capitalized software held for internal use was $327.6 million, $224.3 million and $139.8 million, net of accumulated amortization of $127.7 million, $99.0 million, and $90.3 million.

     Insurance Programs. Under our insurance programs, we seek to obtain coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain losses primarily related to workers’ compensation and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimate of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

     Revenue Recognition. Revenues for our Pharmaceutical Solutions and Medical-Surgical Solutions segments are recognized when products are shipped or services are provided to customers. Included in our Pharmaceutical Solutions segment revenues are large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby we act as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers’ warehouses. These sales totaled $14.8 billion in 2003, $13.2 billion in 2002, and $10.7 billion in 2001.

     Revenues for our Information Solutions segment are generated primarily by licensing software systems (consisting of software, hardware and maintenance support), and providing outsourcing and professional services. Software systems are marketed under information systems agreements as well as service agreements. Perpetual software arrangements are recognized at the time of delivery or under the percentage-of-completion contract method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the terms and conditions in the contract. Changes in estimates to complete and revisions in overall profit estimates on percentage of completion contracts are recognized in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue. In 2003, a contract loss provision of $51.0 million was included in cost of sales, reflecting expected losses for certain multi-year contracts within this segment’s international business. This provision is subject to change as additional information is obtained and as the contracts progress towards completion. Hardware is generally recognized upon delivery. Multi-year software license agreements are recognized ratably over the term of the agreement. Software implementation fees are recognized as the work is performed or under the percentage-of-completion contract method. Maintenance and support agreements are marketed under annual or multiyear agreements and are recognized ratably over the period covered by the agreements. Remote processing services are recognized monthly as the service is performed. Outsourcing services are recognized as the service is performed.

     We also offer our products on an application service provider (“ASP”) basis, making available our software functionality on a remote hosting basis from our data centers. The data centers provide system and administrative support as well as hosting services. Revenue on products sold on an ASP basis is recognized on a monthly basis over the term of the contract starting when the hosting services begin.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Foreign Currency Translation. Assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2003, 2002 or 2001.

     Derivative Financial Instruments. Derivative financial instruments are used principally in the management of our foreign currency and interest rate exposures and are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive losses and are recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings.

     Concentrations of Credit Risk. Trade receivables subject us to a concentration of credit risk with customers primarily in our Pharmaceutical Solutions segment. A significant proportion of the increase in revenues has been to a limited number of large customers and as a result, our credit concentration has increased. Accordingly, any defaults in payment by or a reduction in purchases from these large customers could have a significant negative impact on our financial condition, results of operations and liquidity. At March 31, 2003, revenues and accounts receivables from our ten largest customers accounted for approximately 50% and 43% of total revenues and accounts receivables. Fiscal 2003 revenues to, and March 31, 2003 receivables from, our largest customer, Rite Aid Corporation, represented approximately 12% of total revenues and 10% of accounts receivable. We have also provided financing arrangements to certain of our customers within our Pharmaceutical Solutions segment, some of which are on a revolving basis. At March 31, 2003, these arrangements totaled $275.9 million and we have a security interest in the customers’ assets.

     Accounts Receivable Sales. At March 31, 2003, we had a $950 million committed receivables sales facility which was fully available. The program qualifies for sale treatment under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabilities.” Sales are recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions. Discounts are recorded in administration expenses in the consolidated statements of operations.

     Employee Stock Options. We account for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for our employee stock-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, “Stock-Based Compensation,” net income (loss) and earnings (loss) per share would have been as follows:

	Years Ended March 31,

(In millions, except per share amounts)	2003	2002	2001

Net income (loss), as reported	$555.4	$418.6	$(48.3)
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	3.2	6.9	3.0
SFAS No. 123 expense	(159.5)	(168.6)	(139.7)

Pro forma net income (loss)	$399.1	$256.9	$(185.0)

Earnings per common share:
Diluted — as reported	$1.88	$1.43	$(0.17)
Diluted — pro forma	1.36	0.88	(0.65)
Basic — as reported	1.92	1.47	(0.17)
Basic — pro forma	1.38	0.90	(0.65)

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     New Accounting Pronouncements. On April 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended in June 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. These statements require that we recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure these instruments at fair value. The adoption of this accounting standard did not materially impact our consolidated financial statements.

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

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated balance sheets, and no longer be amortized but tested for impairment at least annually. We adopted SFAS No. 142 on April 1, 2001 and in accordance with this standard, we discontinued the amortization of goodwill effective on this date. Had goodwill not been amortized in 2001, net loss would have been $46.1 million lower than reported, to $2.2 million, from $48.3 million. Similarly, diluted and basic loss per share would have been $0.16 lower than reported, to $0.01 from $0.17.

     Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS Nos. 143 and 145 will become effective for 2004. These statements are not expected to have a material impact on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations in a disposal transaction. We adopted SFAS No. 144 as of April 1, 2002. As a result of this new standard, in 2003, the Company reclassified a disposition of a business as a discontinued operation (see Financial Note 3).

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The provisions of SFAS No. 146 are required to be adopted for restructuring activities initiated after December 31, 2002 on a prospective basis. Liabilities recognized prior to the initial application of SFAS No. 146 are continued to be accounted for in accordance with preexisting guidance. We adopted this standard as of January 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002,

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

and we have adopted those requirements in the accompanying Financial Note 16. The initial recognition and measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002. FIN No. 45 is not expected to have a material impact on our consolidated financial statements.

     In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF Issue No. 00-21 is effective for us on contracts entered into on or after July 1, 2003. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

     Also in November 2002, the FASB reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This consensus is generally effective for new or modified agreements subsequent to November 2002. We were previously accounting for rebates in accordance with this consensus, and as a result, the adoption did not have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required, we adopted the disclosure provisions of this standard. We are currently assessing the fair value approach under SFAS No. 123 and the transitional provisions of SFAS No. 148.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities (“VIEs”). This interpretation applies to VIEs created or obtained after January 31, 2003, and as of July 1, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the impact of FIN No. 46 on our consolidated financial statements; however, we do not believe that the adoption of such standard will have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently assessing the impact of SFAS No. 149 on our consolidated financial statements.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

2. Acquisitions and Investments

     We made the following acquisitions and investments over the last three years:

—	In July and September 2002, we acquired the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”) by means of a cash tender offer. A.L.I., which is based in British Columbia, Canada, provides digital medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film purchase and storage. The acquisition of A.L.I. complements our Horizon Clinicals™ offering by incorporating medical images into a computerized patient record. The results of A.L.I.’s operations have been included in the consolidated financial statements within our Information Solutions segment since the July acquisition date.

The aggregate purchase price for A.L.I. was $347.0 million and was financed through cash and short-term borrowings. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Current assets	$21.3
Long-term assets:
Goodwill	328.1
Other (primarily intangibles)	19.1
Liabilities	(21.5)

Net assets acquired, less cash and cash equivalents	$347.0

The acquired intangibles represent technology assets and have a weighted-average useful life of five years. None of the amount assigned to goodwill is expected to be deductible for tax purposes.

—	In May 2002, the Company and Quintiles Transnational Corporation formed a joint venture, Verispan, L.L.C. (“Verispan”). Verispan is a provider of patient-level data delivered in near real time as well as a supplier of other healthcare information. We have an approximate 45% equity interest in the joint venture. The initial contribution to the joint venture of $12.1 million consisted of $7.7 million in net assets from a Pharmaceutical Solutions’ business and $4.4 million in cash. Additional cash contributions of $1.9 million have been made subsequent to formation. As of March 31, 2003, we have committed to provide additional aggregate cash contributions of up to $8.5 million and to purchase a total of $12.0 million in services from the joint venture through 2007. No gain or loss was recognized as a result of this transaction.

—	In February 2002, our Pharmaceutical Solutions segment acquired, for approximately $62 million in cash, the net assets of PMO, Inc., a national specialty pharmacy business (having previously done business as VitaRx), that provides mail order pharmaceutical prescription services to managed care patients.

—	In July 2000, we acquired MediVation, Inc., a provider of an automated web-based system for physicians to communicate with patients online, for approximately $24 million in cash, $14 million in our common stock and the assumption of $6 million of employee stock incentives.

—	In April 2000, the Company and three other healthcare product distributors announced an agreement to form the New Health Exchange (subsequently renamed Health Nexis). In the third quarter of 2002, Health Nexis merged with The Global Health Exchange (“GHE”), which significantly diluted our percentage ownership in the combined organization. As a result, we changed from the equity to the cost method of accounting for this investment. In 2002 and 2001, we invested $7.0 million and $10.8 million in GHE.

—	During the last three years we have also made several small acquisitions and investments within our Pharmaceutical Solutions segment. In 2003, we purchased a remaining interest in an investment for approximately $31.5 million, retained a small portion of the business and subsequently sold the balance for approximately $40.0 million, the proceeds of which consisted of an interest bearing ten-year note receivable, resulting in a nominal loss.

     Pro forma results of operations for these business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

3. Discontinued Operations and Other Divestitures

     In September 2002, we sold the net assets of a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Net proceeds from the sale of this business were $4.5 million. The disposition resulted in an after-tax loss of $3.7 million or $0.01 per diluted share. The net assets and results of operations of this business have been presented as a discontinued operation and, as a result, prior year amounts have been reclassified.

     In 2000, we sold our wholly-owned subsidiary, McKesson Water Products Company (the “Water Products business”), to Groupe Danone for approximately $1.1 billion in cash. Fiscal 2003 and 2001 results include adjustments to the gain on discontinued operations for the Water Products business.

     Results of discontinued operations were as follows:

	Years Ended March 31,

(In millions)	2003	2002	2001

Revenues	$8.4	$17.9	$19.0

Discontinued operations before income taxes	$(4.5)	$(4.9)	$(8.2)
Income taxes	1.5	1.7	3.2

Discontinued operations	(3.0)	(3.2)	(5.0)
Loss on sale of business, net of tax of $2.3	(3.7)	—	—

Loss on discontinued operations	$(6.7)	$(3.2)	$(5.0)

     Assets and liabilities of our discontinued operations were $7.3 million and $3.6 million at March 31, 2002, and $8.0 million and $3.4 million at March 31, 2001.

     In 2002, we sold three businesses, Abaton.com, Inc., Amysis Managed Care Systems, Inc. and ProDental Corporation. Two of these businesses were from our Information Solutions segment and one was from our Pharmaceutical Solutions segment. Net proceeds from the sale of these businesses were $0.2 million, resulting in a pre-tax loss of $22.0 million and an after-tax gain of $22.0 million. For accounting purposes, the net assets of one of these businesses were written down in 2001 in connection with the restructuring of our former iMcKesson segment. The tax benefit could not be recognized until 2002 when the sale of the business was completed. In addition, as SFAS No. 144 was not effective until 2003, the dispositions of these businesses were not treated as discontinued operations.

4. Restructuring and Related Asset Impairments

     With the exception of our customer settlement process, we have completed the restructuring programs described below. Net charges (credits) from restructuring activities over the last three years were as follows:

	Years Ended March 31,

(In millions)	2003	2002	2001

By Expense Type:
Severance	$(5.8)	$14.0	$36.6
Exit-related costs	(0.3)	18.2	10.1
Write-down of assets	1.3	7.6	148.1

Subtotal	(4.8)	39.8	194.8
Customer settlement reserves	(22.3)	—	161.1

Total	$(27.1)	$39.8	$355.9

By Statement of Operations Classification:
Operating expenses	$(27.1)	$39.8	$332.8
Other income	—	—	23.1

Total	$(27.1)	$39.8	$355.9

By Segment:
Pharmaceutical Solutions	$7.7	$2.6	$28.2
Medical-Surgical Solutions	(11.7)	26.0	0.7
Information Solutions	(22.3)	12.0	293.1
Corporate	(0.8)	(0.8)	33.9

Total	$(27.1)	$39.8	$355.9

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

In 2003, we recorded net credits for restructuring activities of $4.8 million primarily related to the following:

—	Net reversals of $5.5 million and $6.5 million for severance and exit-related accruals pertaining to our 2002 Medical-Surgical Solutions segment distribution center network consolidation plan. The reversals were the result of our re-evaluation of this segment’s distribution center strategy. The original consolidation plan included a net reduction of 20 distribution centers, from 51, compared to a net reduction of 14 under the revised plan. This revised consolidation plan resulted in the termination of 261 employees, primarily in distribution delivery and associated back-office functions.

—	We recorded restructuring charges of $2.9 million for severance, exit-related costs and asset impairments pertaining to the closure of a Pharmaceutical Solutions’ distribution center. The closure resulted in the termination of 65 employees.

—	We recorded $5.1 million in charges for additional facility closure costs, reflecting a change in estimated costs associated with prior year restructuring plans in our Pharmaceutical Solutions segment.

In 2002, we recorded net charges for restructuring activities of $39.8 million as follows:

—	We recorded severance charges of $19.8 million, exit-related charges of $19.5 million and asset solutions impairment charges of $7.6 million primarily related to a plan to reduce the number of distribution centers in our Medical-Surgical Solutions segment from 51 to 31, restructuring activities in our European and U.S. businesses in our Information segment, and closures of a distribution center and a facility for a service business in our Pharmaceutical Solutions segment. Excluding the Medical-Surgical Solutions segment restructuring initiatives, which were later revised in 2003, 295 employees, primarily in distribution, delivery and associated back-office functions, were terminated as a result of these activities.

—	We also reassessed restructuring plans initiated prior to 2002, and reversed a total of $7.1 million in severance and exit-related reserves due to a change in estimated costs to complete these activities.

             In 2001, we recorded net charges for restructuring activities of $194.8 million. These charges were for several initiatives, the most significant of which were:

—	We restructured our former iMcKesson segment. Responsibility for iMcKesson’s medical management business was transferred to our Pharmaceutical Solutions segment and the physician services business to our Information Solutions segment. The iMcKesson segment was created in the first quarter of 2001 with the intention of focusing on healthcare applications using the Internet and other emerging technologies, and included selected net assets from our former e-Health, Pharmaceutical Solutions and Information Solutions segments as well as other 2001 acquisitions and investments. In connection with the assessment of these businesses, we shut down certain iMcKesson operations. We wrote down goodwill and intangibles totaling $116.2 million arising from the acquisitions of Abaton.com and MediVation, Inc., based upon an updated analysis of discounted cash flows. We also recorded $29.8 million in asset impairments, including $23.1 million for the write — down of equity investments whose market values had significantly declined and $5.2 million in capitalized software costs. In addition, we recorded $9.1 million in exit-related costs, including $6.0 million for non-cancelable obligations directly related to discontinued products.

In connection with the above restructuring, we incurred $29.0 million in severance charges relating to the termination of 220 employees, primarily in sales, service and administration functions.

—	We recorded $10.0 million in restructuring and asset related impairment charges ($5.6 million in severance, $2.3 million in exit costs and $2.1 million in asset impairments) related to workforce reductions in our Pharmaceutical Solutions segment associated with the closure of a pharmaceutical distribution center, closure of a medical management call center, closures of facilities in the pharmaceutical services business and staff reductions in the pharmacy management business. In connection with these restructurings, 240 employees were terminated who were primarily in sales, service, administration and distribution center functions.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The following table summarizes the activity related to the restructuring liabilities for the three years ending March 31, 2003:

	Pharmaceutical		Medical-Surgical		Information
	Solutions		Solutions		Solutions		Corporate

		Exit-		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Related	Total

Balance, March 31, 2000	$3.4	$3.5	$3.8	$6.6	$4.9	$0.7	$—	$—	$22.9
Current year expenses	6.6	2.6	2.9	—	3.3	8.5	24.7	0.3	48.9
Adjustments to prior years’ expenses	—	—	(0.9)	(1.3)	—	—	—	—	(2.2)

Net expense for the period	6.6	2.6	2.0	(1.3)	3.3	8.5	24.7	0.3	46.7
Cash expenditures	(4.0)	(2.5)	(1.8)	(1.4)	(4.7)	(0.2)	—	—	(14.6)

Balance, March 31, 2001	6.0	3.6	4.0	3.9	3.5	9.0	24.7	0.3	55.0
Current year expenses	0.7	2.4	11.4	15.7	7.5	1.1	0.2	0.3	39.3
Adjustments to prior years’ expenses	(2.0)	(0.6)	(0.9)	(2.7)	(1.6)	2.0	(1.3)	—	(7.1)

Net expense for the period	(1.3)	1.8	10.5	13.0	5.9	3.1	(1.1)	0.3	32.2
Cash expenditures	(3.5)	(1.0)	(3.6)	(2.6)	(3.8)	(7.6)	(6.8)	(0.3)	(29.2)

Balance, March 31, 2002	1.2	4.4	10.9	14.3	5.6	4.5	16.8	0.3	58.0
Current year expenses	0.8	1.1	—	—	—	—	—	—	1.9
Adjustments to prior years’ expenses	(0.3)	5.1	(5.5)	(6.5)	—	—	(0.8)	—	(8.0)

Net expense for the period	0.5	6.2	(5.5)	(6.5)	—	—	(0.8)	—	(6.1)
Cash expenditures	(1.7)	(2.5)	(3.7)	(3.8)	(4.7)	(1.5)	(2.0)	(0.3)	(20.2)

Balance, March 31, 2003	$—	$8.1	$1.7	$4.0	$0.9	$3.0	$14.0	$—	$31.7

     Accrued restructuring liabilities are included in other liabilities in the consolidated balance sheets. The remaining balances at March 31, 2003 for the Pharmaceutical Solutions and Medical-Surgical Solutions segments relate primarily to on-going lease obligations. Corporate accrued severance primarily pertains to retirement costs which are expected to be paid in 2004 and 2005. Restructuring liabilities for the Information Solutions segment primarily represent accrued severance and contract liabilities anticipated to be paid in 2004.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for our discontinuance of overlapping or nonstrategic products and other product development projects within our Information Solutions segment. Details regarding this restructuring plan are as follows:

Subsequent to the January 1999 merger with HBO and Company (“HBOC”) and the events surrounding our announcements in April, May and June of 1999 concerning the improper recording of revenue at HBOC, we restructured our Information Solutions segment, which included the required assembly of a new senior management team and a restructuring of the segment’s sales and customer service organizations, which had experienced significant attrition. The restructuring plan also included a strategic rationalizing of the segment’s product lines, which was carried out in three phases: Phase I-assessment and preliminary planning (October 1999 to January 2000); Phase II-detailed planning and announcement; and Phase III-implementation. The products impacted by this initiative were primarily in the areas of repositories for clinical and administrative data in a healthcare enterprise, surgery scheduling, financial and materials management, mobile clinical documentation and enterprise solutions for small and mid-sized hospitals. The process required a review of contracts related to approximately 400 affected customers and other information available at that time.

During Phase II, which began in February 2000 and extended through March 31, 2000, we conducted detailed business reviews, and finalized and announced product rationalization decisions. Rationalization decisions involved either the sunset of certain products or product development projects to redesign or stabilize several go-forward products. At the same time, we undertook an assessment of probable customer impact and concluded that the product rationalization decisions would trigger the assertion of certain customer claims for

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

breach of contract. Based on information available at that time, we estimated that it would require $74.1 million above then existing allowances to settle probable customer claims. As a result, a charge in that amount was recorded in the fourth quarter of 2000.

Phase III, which began in 2001, involved a comprehensive, company-wide implementation of Phase II decisions, including an intensive and detailed customer communication process. By the fourth quarter of 2001, we had developed substantially more information on customers’ legal positions as a result of extensive customer interactions and communications. Based upon this newly acquired information about customer demands and expectations, we recognized that we would not be able to settle probable contractual exposures within the previously recorded estimates, and we therefore concluded that additional allowances should be established for customers’ settlements. Accordingly, during the fourth quarter of 2001, an additional customer settlement charge of $161.1 million was recorded. These customer settlement charges were reflected as operating expenses rather than a reduction of revenues as the charges primarily related to product strategy decisions that triggered claims for breach of contract.

In 2003, we reversed $22.3 million of these customer settlement reserves. The reversal was the result of favorable settlements and continued negotiations with affected customers. As of March 31, 2003, customer settlement allowances amounted to $86.9 million and are included in accounts receivable, net in the consolidated balance sheets. Total cash and non-cash settlements of $43.2 million and $82.8 million have been incurred since the inception of the restructuring plan. Although the final outcome of remaining customer settlements cannot be determined, we believe that any additional liability and related expenditures would not have a material adverse effect on our financial position, results of operations or cash flows.

5. Gain (Loss) on Investments, Net

     Gain (loss) on investments includes gains and losses from the sale or liquidation of investments and other-than-temporary impairment losses. We recorded other-than-temporary impairment losses of $8.5 million, $14.6 million, and $128.7 million in 2003, 2002 and 2001 on equity and joint venture investments as a result of significant declines in the market values of these investments. We used quoted market prices, if available, to determine the fair value of our investments. For investments that do not trade regularly, we estimated fair value using a variety of pricing techniques including discounted cash flow analyses and market transactions. In 2001, the other-than-temporary investment losses included $93.1 million on our WebMD Inc. warrants, $23.1 million on equity investments in connection with the restructuring of our former iMcKesson segment, and $12.5 million on other equity and venture capital investments.

6. Other Income, Net

	Years Ended March 31,

(In millions)	2003	2002	2001

Interest income	$24.4	$23.8	$29.1
Equity in earnings, net	12.2	6.3	5.9
Gain on sale of notes receivable	5.3	—	—
Other, net	3.2	10.3	7.0

Total	$45.1	$40.4	$42.0

     Equity in earnings, net includes our interest in Nadro and a real estate venture, and in 2002 and 2001 in GHE, and in 2003 Verispan. In 2003, we sold certain sales-type lease receivables to a third party for $117.9 million. A gain on sale of $5.3 million was recognized from this sale.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

7. Earnings (Loss) Per Share

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

     The computations for basic and diluted earnings (loss) per share from continuing operations are as follows:

	Years Ended March 31,

(In millions, except per share amounts)	2003	2002	2001

Income (loss) from continuing operations	$562.1	$421.8	$(43.3)
Dividends on preferred securities of subsidiary trust	6.2	6.2	—

Income (loss) from continuing operations — diluted	$568.3	$428.0	$(43.3)

Weighted average common shares outstanding:
Basic	289.3	285.2	283.1
Effect of dilutive securities:
Options to purchase common stock	3.5	7.0	—
Trust convertible preferred securities	5.4	5.4	—
Restricted stock	0.6	0.5	—

Diluted	298.8	298.1	283.1

Earnings (loss) per share from continuing operations:
Basic	$1.94	$1.48	$(0.15)
Diluted	1.90	1.44	(0.15)

     Approximately 33.3 million and 27.4 million stock options were excluded from the computations of diluted net earnings per share in 2003 and 2002 as their exercise price was higher than the Company’s average stock price. For 2001, the calculation of diluted earnings per share from continuing operations excluded stock options, convertible preferred securities and restricted stock as they were antidilutive.

8. Receivables, net

	March 31,

(In millions)	2003	2002	2001

Customer accounts	$4,305.9	$3,806.1	$3,294.7
Other	574.2	511.3	564.8

Total	4,880.1	4,317.4	3,859.5
Allowances	(285.4)	(319.3)	(420.1)

Net	$4,594.7	$3,998.1	$3,439.4

     The allowances are for uncollectible accounts, discounts, returns, refunds, customer settlements and other adjustments.

9. Property, Plant and Equipment, net

	March 31,

(In millions)	2003	2002	2001

Land	$34.3	$34.2	$34.3
Building, machinery and equipment	1,196.8	1,144.6	1,223.3

Total property, plant and equipment	1,231.1	1,178.8	1,257.6
Accumulated depreciation	(637.4)	(585.3)	(663.4)

Property, plant and equipment, net	$593.7	$593.5	$594.2

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

10. Goodwill and Other Intangibles

     Changes in the carrying amount of goodwill for the three years ended March 31, 2003 were as follows:

	Pharmaceutical	Medical-Surgical	Information
(In millions)	Solutions	Solutions	Solutions	Total

Balance, March 31, 2000	$240.7	$709.8	$114.5	$1,065.0
Goodwill acquired, net of purchase price adjustments, and other	12.3	(1.4)	44.8	55.7
Amortization	(8.0)	(19.0)	(22.4)	(49.4)
Asset write-downs (Financial Note 4)	—	—	(107.9)	(107.9)

Balance, March 31, 2001	245.0	689.4	29.0	963.4
Goodwill acquired, net of purchase price adjustments and other	58.9	—	—	58.9

Balance, March 31, 2002	303.9	689.4	29.0	1,022.3
Goodwill acquired, net of purchase price adjustments and other	41.8	(2.9)	331.6	370.5
Sale of business	(38.6)	—	—	(38.6)

Balance, March 31, 2003	$307.1	$686.5	$360.6	$1,354.2

     Information regarding other intangible assets is as follows:

	March 31,

(In millions)	2003	2002	2001

Customer lists	$89.9	$88.1	$80.8
Technology	58.7	44.1	48.0
Trademarks and other	21.5	22.5	21.1

Gross intangibles	170.1	154.7	149.9
Accumulated amortization	(74.8)	(61.3)	(48.9)

Other intangibles, net	$95.3	$93.4	$101.0

     Amortization expense of other intangible assets was $18.2 million, $14.4 million and $16.4 million for 2003, 2002 and 2001. The weighted average remaining amortization period for customer lists, technology and trademarks and other intangible assets at March 31, 2003 were: 7.3 years, 5.2 years and 4.8 years. Estimated future annual amortization expense of these assets is as follows: $18.5 million, $17.7 million, $12.9 million, $12.7 million and $9.8 million for 2004 through 2008, and $10.1 million thereafter. At March 31, 2003, there were $13.6 million of other intangible assets not subject to amortization.

11. Long-Term Debt and Other Financing

	March 31,

(In millions)	2003	2002	2001

8.91% Series A Senior Notes due February, 2005	$100.0	$100.0	$100.0
8.95% Series B Senior Notes due February, 2007	20.0	20.0	20.0
9.13% Series C Senior Notes due February, 2010	215.0	215.0	215.0
6.875% Notes due March, 2002	—	—	175.0
6.55% Notes due November, 2002	—	125.0	125.0
6.30% Notes due March, 2005	150.0	150.0	150.0
6.40% Notes due March, 2008	150.0	150.0	150.0
7.75% Notes due February, 2012	398.0	398.0	—
7.65% Debentures due March, 2027	175.0	175.0	175.0
ESOP related debt (see Financial Note 14)	61.7	74.4	88.9
Other	31.2	22.6	31.1

Total debt	1,300.9	1,430.0	1,230.0
Less current portion	10.2	141.3	194.1

Total long-term debt	$1,290.7	$1,288.7	$1,035.9

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     We have a 364-day revolving credit agreement that allows for short-term borrowings of up to $550.0 million which expires in September 2003, and a $550.0 million three-year revolving credit facility which expires in September 2005. These facilities, which were entered into in September 2002, are primarily intended to support our commercial paper borrowings and the terms of which are substantially similar to those previously in place. We also have a $950.0 million (2002 — $850.0 million) revolving receivables sale facility, which expires in June 2003. We anticipate renewing the receivable sales facility prior to its expiration. At March 31, 2003, there were no amounts utilized under any of these facilities.

     On January 24, 2002, we completed a public offering of $400.0 million of 7.75% unsecured notes, due in 2012. These notes are redeemable at any time, in whole or in part, at our option. Net proceeds of $397.3 million for the issuance of these notes was used to repay term debt and for other general corporate purposes.

     Employee stock ownership program (“ESOP”) related debt bears interest at rates ranging from 8.6% fixed rate to approximately 89% of LIBOR or LIBOR plus 0.4% and is due in semi-annual and annual installments through 2009.

     Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At March 31, 2003, this ratio was 21.6% and we were in compliance with all other covenants.

     Aggregate annual payments on long-term debt, including capital lease obligations, for the years ending March 31, are as follows: $10.2 million in 2004, $278.6 million in 2005, $8.8 million in 2006, $28.9 million in 2007, $159.3 million in 2008 and $815.1 million thereafter.

12. Financial Instruments and Hedging Activities

     At March 31, 2003, 2002 and 2001, the carrying amounts of cash and cash equivalents, marketable securities, receivables, drafts and accounts payable, and other liabilities approximate their estimated fair values because of the short maturity of these financial instruments. The carrying amounts and estimated fair values of our long-term debt and convertible preferred securities were as follows:

	2003		2002		2001

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
(In millions)	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Long-term debt, including current portion	$1,300.9	$1,482.6	$1,430.0	$1,465.9	$1,230.0	$1,231.4
Convertible preferred securities	196.3	189.5	196.1	220.0	195.9	173.5

     The estimated fair values of our financial instruments were determined based on quoted market prices or market comparables. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future.

     In 2003, we entered into two interest rate swap agreements which have been designated as fair value hedges. The first agreement exchanges a fixed interest rate of 8.91% per annum to LIBOR plus 4.155%, on a notional amount of $100 million. The second agreement exchanges a fixed interest rate of 6.30% per annum to LIBOR plus 1.575%, on a notional amount of $150 million. These agreements expire in February and March of 2005. In 2002, we entered into a series of forward foreign currency exchange contracts to hedge certain liabilities of our United Kingdom subsidiary. At March 31, 2003, these contracts will convert £25.5 million into U.S. $36.5 million and have various maturities through March 2006 which are based on the expected repayment dates of the liabilities. The fair value of the interest rate swaps and foreign currency exchange contracts were $11.5 million and $37.9 million at March 31, 2003 and nil and $17.1 million at March 31, 2002, most of which were recorded in other assets in the consolidated balance sheets.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

13. Lease Obligations

     We lease facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $5.5 million, $11.2 million and $13.7 million at March 31, 2003, 2002 and 2001.

     Future minimum lease payments and sublease rental income for years ending March 31 are:

	Non-cancelable	Non-cancelable
	Operating	Sublease
(In millions)	Leases	Rentals	Capital Leases

2004	$91.0	$4.2	$2.7
2005	78.4	3.4	0.9
2006	66.8	2.3	0.9
2007	48.9	1.6	0.3
2008	28.1	0.5	0.2
Thereafter	80.3	0.6	0.9

Total minimum lease payments	$393.5	$12.6	5.9

Less amounts representing interest			(0.5)

Present value of minimum lease payments			$5.4

     Rental expense was $109.6 million, $110.1 million and $108.7 million in 2003, 2002 and 2001. Most real property leases contain renewal options and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts.

14. Pension Plans and Other Postretirement Benefits

     We maintain a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees. In addition, we provide postretirement benefits, consisting of healthcare and life insurance benefits, for certain eligible employees. We also participate in bargaining unit sponsored multi-employer plans for employees with union affiliations.

Defined Benefit Pension Plans

     Eligible U.S. employees who were employed by the Company prior to 1997 are covered under the Company-sponsored defined benefit retirement plan. In 1997, we amended this plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. The benefits for this defined benefit retirement plan are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have nonqualified supplemental defined benefit plans for certain U.S. executives, which are non-funded.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The change in benefit obligation, plan assets and funded status for our U.S. defined benefit retirement plans are as follows:

	Years Ended March 31,

(In millions)	2003	2002	2001

Change in benefit obligations:
Benefit obligation at beginning of year	$331.9	$330.0	$317.7
Service cost	1.8	2.2	1.6
Interest cost	23.8	23.7	23.8
Amendments	—	—	10.6
Actuarial losses	33.3	5.5	8.3
Benefit payments	(27.6)	(29.5)	(32.0)

Benefit obligation at end of year	$363.2	$331.9	$330.0

Change in plan assets:
Fair value of plan assets at beginning of year	$346.8	$376.2	$395.3
Actual return (loss) on plan assets	(26.9)	(4.8)	12.9
Employer contributions	4.3	5.5	4.9
Expenses paid	(5.3)	(0.6)	(4.9)
Benefits paid	(27.6)	(29.5)	(32.0)

Fair value of plan assets at end of year	$291.3	$346.8	$376.2

Funded status:
Funded status at end of year	$(71.9)	$15.1	$46.2
Unrecognized net actuarial (gain) loss	112.4	22.4	(25.0)
Unrecognized prior service cost	5.3	6.0	6.8

Prepaid benefit cost	$45.8	$43.5	$28.0

Net amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$98.1	$89.1	$70.7
Accrued benefit cost	(52.3)	(45.7)	(42.7)
Intangible asset	5.2	6.0	6.8
Minimum pension liability-net of tax of $8.6, $6.6 and $5.3	(13.8)	(12.5)	(12.1)

Net amount recognized	$37.2	$36.9	$22.7

     The following table provides components of the net periodic pension expense (income) for our U.S. defined benefit retirement plans:

	Years Ended March 31,

(In millions)	2003	2002	2001

Service cost — benefits earned during the year	$1.8	$2.2	$1.6
Interest cost on projected benefit obligation	23.8	23.7	23.8
Expected return on assets	(27.6)	(35.6)	(37.3)
Amortization of unrecognized loss (gain) and prior service costs	2.6	0.8	(3.3)
Immediate recognition of pension cost (gain)	1.3	(1.0)	9.1

Net pension expense (income)	$1.9	$(9.9)	$(6.1)

     The assets of the U.S. plan consist primarily of listed common stocks (other than that of the Company) and bonds. These assets are measured at fair value on a calendar year basis, which is determined based on quoted market prices. Obligations relating to our unfunded U.S. pension plans were $85.3 million, $73.1 million and $69.8 million at March 31, 2003, 2002 and 2001.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The projected unit credit method is utilized for measuring net periodic pension cost over the employees’ service life for the U.S. plans and actuarial losses are recognized over 7-8 year periods. Costs are funded based on the recommendations of independent actuaries. Assumptions used to estimate the actuarial present value of projected benefit obligations were as follows:

	December 31,

	2002	2001	2000

Discount rates	6.75%	7.25%	7.5%
Rate of increase in compensation	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.25	9.75	9.75

     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefits liabilities upon our withdrawal from the plan, however information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material as of and for years ended March 31, 2003, 2002 and 2001.

     We also have defined benefit pension plans for eligible Canadian and United Kingdom employees. At March 31, 2003, 2002 and 2001 the fair value of assets for these plans amounted to $30.8 million, $32.3 million and $33.9 million and accumulated benefit obligations amounted to $45.4 million, $35.1 million and $31.5 million. For the years ended March 31, 2003, 2002 and 2001, pension expense for these plans were $3.1 million, $1.6 million and $1.1 million.

Defined Contribution Plans

     We have contributory profit sharing investment plans (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Eligible employees may contribute up to 16% of their compensation to an individual retirement savings account. The Company makes matching contributions equal to or greater than 50% of employee contributions, not to exceed 3% of employee compensation. An additional annual matching contribution may be granted at the discretion of the Company. The Company provides for the PSIP contributions with its common shares through its leveraged Employee Stock Ownership Program (“ESOP”).

     The ESOP has purchased an aggregate of 24.3 million shares of the Company’s common stock since inception. These purchases have been financed by 10 to 20-year loans from or guaranteed by us. The ESOP’s outstanding borrowings are reported as long-term debt of the Company and the related receivables from the ESOP are shown as a reduction of stockholders’ equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings. Stock is made available from the ESOP based on debt service payments on ESOP borrowings.

     Contribution expense for the PSIP for the three years ended 2003 was all ESOP related. After-tax ESOP expense, including interest expense on ESOP debt, was $9.2 million, $9.5 million and $9.6 million in 2003, 2002 and 2001. Approximately 1.7 million, 1.5 million and 1.8 million shares of common stock were allocated to plan participants in 2003, 2002 and 2001. Through March 31, 2003, 19.4 million common shares have been allocated to plan participants, resulting in a balance of 4.8 million common shares in the ESOP which have not yet been allocated to plan participants.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Healthcare and Life Insurance

     In addition to providing pension benefits, we provide healthcare and life insurance benefits for certain U.S. retired employees. Our policy is to fund these benefits as claims are paid. The following table presents a reconciliation of the postretirement healthcare and life insurance benefits obligation:

	Years Ended March 31,

(In millions)	2003	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$160.7	$133.3	$123.0
Service cost	1.3	0.8	0.7
Interest cost	11.0	9.5	9.1
Actuarial loss	23.0	32.8	14.5
Benefits paid	(17.7)	(15.7)	(14.0)

Benefit obligation at end of year	$178.3	$160.7	$133.3

Funded Status:
Funded status at end of year	$(178.3)	$(160.7)	$(133.3)
Unrecognized actuarial loss	49.8	44.3	20.6
Unrecognized prior service cost	(4.3)	(5.2)	(6.1)

Accrued post-retirement benefit obligation	$(132.8)	$(121.6)	$(118.8)

     The discount rates used in determining the accumulated postretirement benefit obligation were 6.75%, 7.25% and 7.5% at March 31, 2003, 2002 and 2001.

     Expenses for postretirement healthcare and life insurance benefits consisted of the following:

	Years Ended March 31,

(In millions)	2003	2002	2001

Service cost — benefits earned during the period	$1.3	$0.8	$0.7
Interest cost on projected benefit obligation	11.0	9.5	9.1
Amortization of unrecognized gain and prior service costs	(0.9)	(0.9)	(0.9)
Recognized actuarial loss	17.6	9.1	4.0

Total	$29.0	$18.5	$12.9

     Actuarial losses are amortized over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 15% for prescription drugs, 11% for medical and 8% for dental in 2003. The assumed combined healthcare cost trend was 11.0% in 2002 and 5% in 2001. The healthcare cost trend rate assumption has a significant effect on the amounts reported. The table below presents the impact of a one-percentage-point increase and a one-percentage-point decrease in the assumed healthcare cost trend rate on the total of service and interest cost components and on the postretirement benefit obligation:

	Years Ended March 31,

(In millions)	2003	2002	2001

One-percentage-point increase:
Effect on total service and interest cost components	$0.9	$0.7	$0.7
Effect on postretirement benefit obligation	10.7	10.3	7.7
One-percentage-point decrease:
Effect on total service and interest cost components	(0.8)	(0.6)	(0.6)
Effect on postretirement benefit obligation	(9.5)	(9.2)	(7.3)

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

15. Income Taxes

     The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,

(In millions)	2003	2002	2001

Current
Federal	$120.8	$80.0	$52.1
State and local	21.5	4.8	8.1
Foreign	24.4	22.7	13.1

Total current	166.7	107.5	73.3

Deferred
Federal	116.3	56.4	(16.2)
State and local	31.4	17.4	(6.9)
Foreign	(21.1)	3.0	1.7

Total deferred	126.6	76.8	(21.4)

Total income taxes	$293.3	$184.3	$51.9

     The principal items accounting for the difference in income taxes on income from continuing operations before income taxes computed at the Federal statutory income tax rate and income taxes are as follows:

	Years Ended March 31,

(In millions)	2003	2002	2001

Income taxes at Federal statutory rate	$301.6	$214.3	$5.2
State and local income taxes net of federal tax benefit	34.4	14.4	0.8
Nondeductible items	0.1	(1.4)	56.9
Tax settlements	6.6	20.7	(12.9)
Foreign tax rate differential	(50.0)	(18.2)	4.0
Dividends received from foreign investments	1.3	44.3	1.4
Dispositions of businesses	—	(40.0)	—
Foreign tax credit	(0.7)	(47.0)	(0.6)
Other — net	—	(2.8)	(2.9)

Total income taxes	$293.3	$184.3	$51.9

     Foreign pre-tax earnings were $152.2 million, $125.1 million and $30.8 million in 2003, 2002 and 2001. At March 31, 2003, undistributed earnings of our foreign operations totaling $215.9 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Deferred tax balances consisted of the following:

	March 31,

(In millions)	2003	2002	2001

Assets
Receivable allowances	$119.4	$133.5	$159.3
Deferred revenue	119.4	91.8	40.2
Compensation and benefit-related accruals	86.6	69.7	96.4
Deferred compensation	79.3	62.0	63.2
Intangibles	55.1	50.7	67.2
Investment valuation	7.1	46.7	39.6
Loss and credit carryforwards	64.6	52.3	29.2
Other	53.0	43.0	72.1

Subtotal	584.5	549.7	567.2
Less: valuation allowance	(24.2)	(23.0)	(22.3)

Total assets	$560.3	$526.7	$544.9

Liabilities
Basis differences for inventory valuation and other assets	$(455.8)	$(293.6)	$(251.0)
Basis difference for fixed assets	(27.6)	(37.3)	(34.3)
Systems development costs	(116.3)	(110.6)	(93.6)
Retirement plans	(39.7)	(34.4)	(28.8)
Other	(4.6)	(5.3)	(14.8)

Total liabilities	(644.0)	(481.2)	(422.5)

Net deferred tax asset (liability)	$(83.7)	$45.5	$122.4

Current deferred tax asset (liability)	$(82.9)	$33.4	$88.2
Long term deferred tax asset (liability)	(0.8)	12.1	34.2

Net deferred tax asset (liability)	$(83.7)	$45.5	$122.4

     At March 31, 2003, we have an alternative minimum tax credit carry forward of $38.2 million, which has an indefinite life, and $495.6 million of state income tax net operating loss carryforwards which will expire at various dates from 2004 through 2023. We believe that it is more likely than not that the benefit from these state net operating loss carryforwards will not be realized. As a result, we have provided a valuation allowance of $24.2 million at March 31, 2003 on the deferred tax assets relating to these state net operating loss carryforwards. If this valuation allowance is reversed in the future, approximately $11.8 million of the tax benefit realized would be credited to stockholders’ equity.

16. Financial Guarantees and Warranties

     Financial Guarantees: We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2003, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $150.4 million and $66.5 million. We consider it unlikely that we would make significant payments under these guarantees, and accordingly, amounts accrued for these guarantees were nominal.

     At March 31, 2003, we had commitments to provide $11.7 million of cash contributions to Verispan and other equity-held investments and other commitments of $13.2 million, of which no amounts had been accrued for.

     The expirations of these financial guarantees and commitments are as follows: $35.9 million, $24.6 million, $6.3 million, $63.4 million, and $2.4 million from 2004 through 2008, and $109.2 million thereafter.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     In addition, our banks and insurance companies have issued $46.4 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

     In conjunction with certain transactions, primarily divestitures, we may provide routine indemnifications (such as retention of previously existing environmental, tax and employee liabilities) whose terms vary in duration and often are not explicitly defined. Where appropriate, obligations for such indemnifications are recorded as liabilities. Because the amounts of these indemnification obligations often are not explicitly stated, the overall maximum amount of these commitments cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments as a result of these indemnifications.

     Warranties: In the normal course of business, we provide certain warranties and indemnifications for our products and services. We provide warranties that the pharmaceutical and medical-surgical products we distribute are in compliance with the Food, Drug and Cosmetic Act and other applicable laws and regulations. We have received the same warranties from our suppliers, who customarily are the manufacturers of the products. In addition, we have indemnity obligations to our customers for these products, which have also been provided to us from our suppliers, either through express agreement or by operation of law.

     We also provide warranties regarding the performance of software and automation products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed to specifications. For software products, this may result in additional project costs and/or the payment of penalties or damages in accordance with the contract and are reflected in our estimates used for the percentage-of-completion method of accounting for these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenue from these maintenance agreements is recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the consolidated balance sheets.

17. Convertible Preferred Securities

     In February 1997, the McKesson Financing Trust, a business trust sponsored by the Company, issued four million shares of preferred securities to the public and 123,720 common securities to us, which are convertible at the holder’s option into McKesson Corporation common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of our 5% Convertible Junior Subordinated Debentures due 2027 (the “Debentures”). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at an annual rate of 5%, payable quarterly, and are currently redeemable by us at 102.0% of the principal amount.

     Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson Corporation common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by us on or after March 4, 2000, in whole or in part, initially at 103.5% of the liquidation preference per share, and thereafter at prices declining at 0.5% per annum to 100% of the liquidation preference on and after March 4, 2006 plus, in each case, accumulated, accrued and unpaid distributions, if any, to the redemption date.

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

     The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the preferred securities reflected as outstanding in the consolidated financial statements.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

18. Other Commitments and Contingent Liabilities

     I.     Accounting Litigation

     Since the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company (“HBOC”) and now known as McKesson Information Solutions, Inc., were improperly recorded as revenue and reversed, as of April 29, 2003, ninety-one lawsuits have been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Arthur Andersen”).

Federal Actions

     Sixty-seven of the above mentioned actions have been filed in Federal Court (the “Federal Actions”). All of the undismissed Federal Actions are pending before the Honorable Ronald M. Whyte of the United States District Court (the “Court”) for the Northern District of California. Federal Actions filed as class actions (excluding the ERISA actions discussed below) have been consolidated into a single action before Judge Whyte under the caption In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the “Consolidated Action”). As discussed below, some individual Federal Actions are also pending before Judge Whyte. By order dated December 22, 1999, Judge Whyte appointed the New York State Common Retirement Fund as lead plaintiff (“Lead Plaintiff”) in the Consolidated Action and approved Lead Plaintiff’s choice of counsel.

     After the filing of three consolidated complaints and multiple motions by multiple defendants challenging the sufficiency of those complaints, the pleadings in the case have been set with respect to McKesson and HBOC (motions for reconsideration of prior dismissal orders issued by Judge Whyte have been filed by Arthur Andersen and Bear Stearns and remain pending). The operative complaint in the Consolidated Action is Lead Plaintiff’s Third Amended and Consolidated Class Action Complaint (“TAC”), filed on February 15, 2002. The TAC asserts claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the events leading to McKesson’s announcements in April, May and July 1999, and names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Arthur Andersen and Bear Stearns as defendants. The Section 10(b) claim alleges that McKesson and HBOC intentionally or with deliberate recklessness misstated the financial statements of HBOC or McKesson during the class period. The Section 14(a) claim alleges that the Joint Proxy Statement/Prospectus issued in connection with a McKesson subsidiary and HBOC merger (the “Merger”) contained material misstatements or omissions and that McKesson was negligent in issuing the Joint Proxy Statement/Prospectus with those misstatements. On April 5, 2002, McKesson filed a motion to dismiss Lead Plaintiff’s claim under Section 10(b) of the Exchange Act to the extent that it is based on McKesson’s pre-Merger conduct (Lead Plaintiff’s claim under Section 10(b) against McKesson based on post-Merger conduct had already been sustained by Judge Whyte), and moved to dismiss the claim under Section 14(a) of the Exchange Act in its entirety.

     By order dated January 6, 2003, Judge Whyte granted in part and denied in part the Company’s motion to dismiss the TAC. Specifically, Judge Whyte dismissed with prejudice the claim against the Company under Section 10(b) of the Exchange Act to the extent that claim was based on McKesson’s conduct or statements prior to the January 12, 1999 merger transaction with HBOC, denied the Company’s motion to dismiss the claim against the Company under Section 14(a) of the Exchange Act, and ordered the Company to answer the TAC. Following the Court’s January 6, 2003 orders, the following claims remained against McKesson and HBOC: (i) a claim against HBOC under Section 10(b) of the Exchange Act; (ii) a claim against McKesson under Section 10(b) of the Exchange Act with respect to post-Merger conduct only; and (iii) a Section 14(a) claim against McKesson, as described in the Court’s January 6, 2003 order. The Company and HBOC filed answers to the TAC on March 7, 2003, denying that the Company or HBOC had violated Section 10(b) or Section 14(a) or that they had any liability to the alleged plaintiff class.

     On March 7, 2003, Lead Plaintiff filed a motion for class certification seeking to certify a class consisting of (i) all persons and entities who purchased or otherwise acquired publicly traded securities of HBOC during the period from January 20, 1997, through and including January 12, 1999, (ii) all persons and entities who purchased or otherwise acquired publicly traded securities or call options, or who sold put options, of McKesson during the period from October 18, 1998 through and including April 27, 1999, and (iii) all persons and entities who held McKesson

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

common stock on November 27, 1998 and still held those shares on January 12, 1999. Lead Plaintiff seeks an order appointing three representatives of this proposed class: (i) the Lead Plaintiff; (ii) City of Miami Beach General Employees Retirement Trust; and (iii) an individual investor named Donald Chiert. By agreement of the parties (subject to approval by the Court), the Company will be required to respond to Lead Plaintiff’s motion for class certification by August 22, 2003, and the motion will be scheduled to be heard on October 3, 2003. McKesson and HBOC have commenced the production of documents in the Consolidated Action and, pursuant to pretrial orders, merits depositions may begin as early as mid-July 2003. No trial date has been set in the Consolidated Action.

     On January 11, 2001, McKesson filed an action in the Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for Company shares in the January 12, 1999 Merger, McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al. (Case No. C01-20021 RMW) (the “Complaint and Counterclaim”). In the Complaint and Counterclaim, the Company alleges that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, the Company seeks to recover the “unjust enrichment” received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the Merger. The Company does not allege any wrongdoing by these shareholders. On January 9, 2002, Judge Whyte dismissed the Complaint and Counterclaim with prejudice. The Company appealed this ruling to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). The Company’s appeal was heard by the Ninth Circuit on April 8, 2003. The Ninth Circuit has not yet issued an opinion.

     By order dated February 7, 2000, Judge Whyte coordinated with the Consolidated Action a class action alleging claims under the Employee Retirement Income Security Act (commonly known as “ERISA”), Chang v. McKesson HBOC, Inc. et al. (Case No. C-00-20030 RMW), and a shareholder derivative action that had been filed in the Northern District of California under the caption Cohen v. McCall et al. (Case No. C-99-20916 RMW) with the Consolidated Action. There has been no further significant activity in the Cohen action. By stipulated order dated April 30, 2003, no defendant or nominal defendant is required to respond to the complaint until notified by the plaintiff in writing with thirty days notice or upon further order of the Court. Recent developments in the Chang action are discussed below.

     Several individual actions have also been filed in, or transferred to, the Northern District of California. On November 12, 1999, an individual shareholder action was filed in the Court for the Northern District of California under the caption Jacobs v. McKesson HBOC, Inc., et al. (C-99-21192 RMW). The Plaintiffs in Jacobs are former HBOC shareholders who acquired their HBOC shares pursuant to a registration statement issued by HBOC prior to the Merger, and then exchanged their HBOC shares for McKesson shares in the Merger. Plaintiffs in Jacobs assert claims under federal and state securities laws and a claim for common law fraud. Plaintiffs seek unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. Judge Whyte’s December 22, 1999, order consolidated the Jacobs action with the Consolidated Action. With leave of court, the Jacobs plaintiffs amended their complaint, but the action remains stayed and there has been no discovery, motion practice or other activity in the case. On September 21, 2000 the plaintiffs in Jacobs v. McKesson HBOC, Inc. filed a new individual action entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW). The Jacobs complaint names only HBOC as a defendant and asserts claims under Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Exchange Act and various state law causes of action. The complaint seeks unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. This action has been assigned to Judge Whyte and consolidated with the Consolidated Action.

     On December 16, 1999, an individual action was filed in the Court for the Northern District of California under the caption Bea v. McKesson HBOC, Inc. et al. (Case No. C-00-20072 RMW). Plaintiffs in Bea filed an Amended Complaint on March 9, 2000. Plaintiffs in Bea allege that they acquired the Company’s common stock prior to the Merger and sold that stock after the April 1999 announcement at a loss. The Bea complaint asserts claims under the federal and state securities laws, and a claim for fraud. Plaintiffs seek (i) unspecified compensatory and punitive damages, and (ii) reasonable costs and expenses of suit, including attorneys’ fees. Bea is currently stayed and has been consolidated with the Consolidated Action.

     On January 7, 2000, an individual action was filed in the Court for the Northern District of California under the caption Cater v. McKesson Corporation et al. (Case No. C-00-20327 RMW). The plaintiff is Terry Cater, a former employee of the Company who alleges that his options and restricted stock were substantially devalued as a result of

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

the Merger and the subsequent drop in the Company’s stock price. Plaintiff in Cater asserts claims under the federal securities laws as well as claims for breach of good faith and fair dealing, fraud and negligent misrepresentation. Plaintiff seeks (i) unspecified special damages in excess of $50,000, (ii) unspecified general damages, (iii) prejudgment interest and (iv) reasonable attorneys’ fees. The case has been assigned to Judge Whyte and the parties have stipulated to a stay pending the outcome of the motions to dismiss in the Consolidated Action.

     On February 7, 2000, an action entitled Baker v. McKesson HBOC, Inc., et al. (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. The same plaintiffs then filed a virtually identical parallel action in Louisiana State Court, Rapides Parish, under the caption Baker v. McKesson HBOC, Inc., et al (filed as Case No. 199018; Case No. CV-00-0522 after removal to federal court). Plaintiffs, former shareholders of Automatic Prescription Services, allege claims under the federal securities laws, and claims for breach of fiduciary duty, misrepresentation and detrimental reliance. The state court action was removed to federal court and the two Baker cases have been transferred to the Northern District of California and consolidated with the Consolidated Action.

     On July 27, 2001, an action was filed in the Court for the Northern District of California captioned Pacha, et al. v. McKesson HBOC, Inc., et al. (Case No. C01-20713 PVT). The Pacha plaintiffs allege that they were individual stockholders of McKesson stock on November 27, 1998, and assert that McKesson and HBOC violated Section 14(a) of the Exchange Act, and that McKesson, aided by HBOC, breached its fiduciary duties to plaintiffs by issuing a joint proxy statement in connection with the Merger which allegedly contained false and misleading statements or omissions. Plaintiffs name as defendants McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Bear Stearns and Arthur Andersen. On November 13, 2001, Judge Whyte ordered Pacha consolidated with the Consolidated Action and stayed all further proceedings.

     Hess v. McKesson HBOC, Inc. et al. an action filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company (“Ephrata”) who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January 1999, was removed to federal court, transferred to the Northern District of California and consolidated with the Consolidated Action. Judge Whyte also stayed all further proceedings in Hess except for the filing of an amended complaint, which was filed on or about December 15, 2001 (the “Hess Amended Complaint”). The Hess Amended Complaint generally incorporates the allegations and claims asserted in the Consolidated Action and also includes various common law causes of action relating to McKesson’s acquisition of Ephrata. The Company is not currently required to respond to the Hess Amended Complaint.

     On June 28, 2001, the Chang plaintiffs filed an amended ERISA class action complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and The Chase Manhattan Bank (“Chase”). The amended complaint in Chang generally alleges that the defendants breached their ERISA fiduciary duties in connection with administering the McKesson HBOC Profit Sharing Investment Plan (the “PSI Plan”) and the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”). Plaintiffs in Chang are former employees of McKesson and participants in the PSI Plan, and purportedly seek relief under sections 404-405, 409 and 502 of ERISA on behalf of a class defined to include participants in the PSI Plan, including participants under the HBOC Plan, who maintained an account balance under the PSI Plan as of April 27, 1999, who had not received a distribution from the PSI Plan as of April 27, 1999, and who suffered losses as a result of the alleged breaches of duty. On October 12, 2001, McKesson, HBOC and Chase moved to dismiss the Chang action. The outcome of that motion is discussed below.

     On February 7, 2002, a related ERISA class action was filed in the Court for the Northern District of California captioned Adams v. McKesson Information Solutions, Inc. et al. (Case No. C-02-06 85 JCS). Plaintiff in Adams filed a first amended complaint on March 15, 2002, against HBOC, McKesson, the HBO & Company Board of Directors, HBO & Company Profit Sharing and Savings Plan Administrative Committee, HBO & Company Profit Sharing and Savings Plan Investment Committee, McKesson HBOC, Inc. Profit Sharing Investment Plan (as a nominal defendant only), and certain current or former officers, directors or employees of McKesson or HBOC. Plaintiff alleges that he was a participant in the HBOC Plan and generally alleges that McKesson and HBOC breached their ERISA fiduciary duties to the HBOC Plan and its participants or engaged in transactions prohibited by ERISA. Plaintiff asserts his claims on behalf of a putative class defined to include all participants in the HBOC Plan and their beneficiaries for whose benefit the HBOC Plan acquired HBOC stock from March 31, 1996 to April 1, 1999. Plaintiff seeks (i) a judgment that McKesson and HBOC breached their fiduciary duties, (ii) an order

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

requiring defendants to restore to the plan all losses caused by these purported breaches of fiduciary duty, and (iii) reasonable attorneys’ fees, costs and expenses.

     On June 3, 2002, Judge Whyte consolidated the Adams ERISA class action with the Chang ERISA class action. By order dated September 30, 2002 Judge Whyte dismissed the First Amended Complaint in the Chang action. Judge Whyte granted plaintiffs in Chang and Adams 30 days leave to file a consolidated and amended complaint under the caption In re McKesson HBOC, Inc. ERISA Litigation (Northern District of California No. C-02-0685 RMW) (the “ERISA Action”). On December 31, 2002, plaintiffs filed a consolidated amended complaint (the “CAC”) in the ERISA Action. The CAC generally alleges that McKesson and HBOC breached their fiduciary duties under ERISA, and that HBOC engaged in transactions prohibited by ERISA. Plaintiffs further allege that McKesson and HBOC are liable under principles of respondeat superior and agency for alleged breaches of fiduciary duties by other defendants. The CAC seeks to have the defendants restore to the HBOC Plan and McKesson Plan losses allegedly caused by their alleged breaches of fiduciary duty, equitable relief, attorneys’ fees, costs and expenses. On February 28, 2003, McKesson filed a motion to dismiss the CAC and HBOC filed motions to dismiss portions of the CAC. The parties have agreed (subject to approval by the Court) that these motions will be heard on August 29, 2003.

State Actions

     Twenty-four actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC (and others) in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements.

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

     Five of the State Actions are class actions. Three of these were filed in the Delaware Court of Chancery: Derdiger v. Tallman et al. (Civil Action No. 17276), Carroll v. McKesson HBOC, Inc. (Civil Action No. 17454) and Kelly v. McKesson HBOC, Inc. et al. (Civil Action No. 17282). Two additional actions were filed in the Delaware Superior Court: Edmondson v. McKesson HBOC, Inc. (Civil Action No. 99-951) and Caravetta v. McKesson HBOC, Inc. (Civil Action No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. McKesson removed Edmondson to federal court in Delaware and filed a motion to dismiss, which was granted by the federal court on March 5, 2002. McKesson filed motions to stay the Derdiger and Caravetta actions in favor of proceedings in the federal Consolidated Action, which were granted. On December 20, 2001, the plaintiff in Derdiger moved to vacate the stay of that action. In a series of rulings dated September 9, 2002, October 11, 2002 and October 18, 2002, the court denied plaintiff’s motion to vacate the stay with respect to any class claims but granted plaintiff leave to proceed with his individual claims. Thereafter, the plaintiff filed a motion for partial summary judgment, and the former directors of Access Health, Inc., who are also defendants, filed a motion to dismiss the claims asserted against them. The parties have asked the court to defer consideration of those motions while they pursue settlement discussions.

     Several of the State Actions are individual actions which have been filed in various state courts. Five of these were filed in the California Superior Court, City and County of San Francisco: Yurick v. McKesson HBOC, Inc. et al.(Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269), Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747), and Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al. (Case No. CGC-02-405792). Oregon, Utah, and Minnesota and Merrill Lynch have been consolidated before the Honorable Donald S. Mitchell under the Oregon caption.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     In Yurick, the trial court sustained McKesson’s demurrer to the original complaint without leave to amend with respect to all causes of action except plaintiffs’ claims for common law fraud and negligent misrepresentation, which remain in the case. On December 27, 2002, the Yurick action was assigned to Judge Mitchell, the presiding judge in the Oregon, Minnesota, Utah and Merrill Lynch actions.

     The Oregon, Utah and Minnesota actions referenced above are individual securities actions filed in the California Superior Court for the City and County of San Francisco by the out-of-state pension funds for each of those States and Colorado. On October 16, 2002, after motion practice to challenge the sufficiency of the complaints in Utah, Minnesota and Oregon, which resulted in the dismissal of a number of claims that had been asserted against McKesson and HBOC, and the consolidation of those actions under the caption The State of Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Master File No. 307619), plaintiffs in Oregon, Minnesota and Utah filed a consolidated and amended complaint (the “CAAC”) which consolidated the remaining claims in those actions. On October 11, 2002, plaintiffs in Merrill Lynch filed an amended complaint in the Merrill Lynch action.

     On March 13, 2003, Judge Mitchell overruled McKesson’s and HBOC’s demurrers to and motions to strike the CAAC in Oregon, Minnesota and Utah. On the same date, Judge Mitchell sustained in part and overruled in part McKesson and HBOC’s demurrers, and denied McKesson and HBOC’s motions to strike the amended complaint in Merrill Lynch. Following those orders, the following claims remain against McKesson and HBOC in the consolidated Oregon action: (i) under California law, for violation of California Corporations Code § 25000/25400, for violation of California Business and Professions Code § 17200 (against HBOC only), and for common law fraud and negligent misrepresentation, and (ii) under Georgia law, claims for conspiracy under Georgia’s RICO statute, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. Following the Court’s March 13, 2003, orders, the following claims remain against McKesson and HBOC in the Merrill Lynch action: (i) under California law, for violation of California Corporations Code § 25000/25400, for violation of California Business and Professions Code § 17200 (against HBOC only), and for common law fraud, negligent misrepresentation, conspiracy and aiding and abetting, (ii) under New Jersey law, for conspiracy to violate New Jersey’s RICO statute (HBOC only), and (iii) under Georgia law, for violation of Georgia’s securities laws. The Court’s March 13, 2003, orders also gave the Merrill Lynch plaintiffs leave to amend their previously-asserted claims against McKesson for violation of New Jersey’s RICO statute and against McKesson and HBOC for conspiracy to violate New Jersey’s and Georgia’s RICO statutes. On April 8, 2003, the Merrill Lynch plaintiffs moved for reconsideration of certain of Judge Mitchell’s March 13, 2003, orders, including certain orders sustaining demurrers by McKesson and HBOC. Neither McKesson nor HBOC is obligated to answer the CAAC or the complaint in the Merrill Lynch action until after the court rules on the Merrill Lynch plaintiffs’ motion for reconsideration.

     Several individual actions have been filed in various state courts outside of California. Several of these cases have been filed in Georgia state courts. On December 9, 1999, an action was filed in Georgia State Court, Gwinnett County, under the caption Adler v. McKesson HBOC, Inc. et al. (Case No. 99-C-7980-3). Plaintiff in Adler, a former HBOC shareholder, asserted claims for common law fraud and fraudulent conveyance. The Adler action named as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiff sought damages in excess of $43 million, as well as punitive damages, and costs of suit, including attorneys’ fees. The case was settled following discovery, and plaintiff filed a Dismissal with Prejudice on July 17, 2002.

     On October 24, 2000, an action was filed in Georgia State Court, Fulton County, captioned Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Case No. 00VS010469A). Plaintiffs in the Suffolk action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. Plaintiffs assert claims under Georgia’s securities and racketeering laws, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The Suffolk action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Arthur Andersen. Like the Consolidated Action, the claims in the Suffolk action generally arise out of the January 12, 1999 Merger, and the Company’s announcement of the need to restate its financial statements. Plaintiffs seek (i) compensatory damages of approximately $21.8 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Suffolk action in favor of the Consolidated Action on January 10, 2001. On August 2, 2001, the Court granted the motions to stay. Subsequently, however, in May

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

2003, the Court lifted the stay and directed the parties to coordinate discovery with that in the Consolidated Action and several other actions. The Company’s motion for judgment on the pleadings is set for hearing on June 18, 2003.

     On November 1, 2000, an action was filed in Georgia State Court, Fulton County, captioned Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Case No. 00 VS 010801). Plaintiff in the Curran action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. The claims in the Curran action are identical to the claims in the Suffolk action. Plaintiff seeks (i) compensatory damages of approximately $2.6 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Curran action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Arthur Andersen. The Company and HBOC separately answered the Complaint on January 9, 2001. The Company and HBOC moved for an order staying the Curran action in favor of the Consolidated Action on January 10, 2001. The Court granted the motions to stay on August 22, 2001.

     On December 12, 2001, an action was filed in Georgia State Court, Fulton County, captioned Drake v. McKesson Corp., et al. (Case No. 01VS026303A). Plaintiff in Drake is a former HBOC employee seeking lost commissions as well as asserting claims under Georgia’s securities and racketeering laws, and various common law causes of action. Plaintiff seeks (i) approximately $300,000 in unpaid commissions, (ii) unspecified compensatory, consequential, actual, exemplary, and punitive damages, and (iii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ fees. The Drake action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The parties entered into a Consent Order for Partial Stay on February 27, 2002, which stayed Plaintiff’s Georgia securities law, fraud and RICO claims. On March 4, 2002, McKesson and McKesson Information Solutions Inc. separately filed their answers. The case is in the discovery stage and is proceeding on the plaintiff’s claims for unpaid commissions.

     Two similar Georgia actions have been consolidated for purposes of discovery and may be consolidated for purposes of trial. On January 31, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al. (Case No. 2002-CV-48407). Plaintiffs in the Green action are former HBOC shareholders. Plaintiff Holcombe Green was also a former officer, chairman and director of HBOC. On February 6, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Hall Family Investments, L.P. v. McKesson, Inc. et al. (Case No. 2002-CV-48612). Plaintiff in the Hall action is a former HBOC shareholder. One of the limited partners of the Hall Plaintiff is Nancy Hall Green, the wife of Holcombe Green. The complaints in the Green and Hall actions are substantially identical. In each action, Plaintiffs asserted claims for common law fraud and fraudulent conveyance and named as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. In each action, plaintiffs seek compensatory damages in excess of $100 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. The Company and HBOC filed their respective answers and counterclaims on April 22, 2002. HBOC also filed a third party complaint against Holcombe Green for indemnification. The Company and HBOC also filed motions to stay and dismiss. The court denied the motions to stay, and partially granted the motions to dismiss, dismissing Plaintiffs’ claims for fraudulent conveyance. Plaintiffs moved to dismiss the counterclaims filed by the Company and HBOC, and the Court denied those motions. Discovery is under way and will proceed for some time.

     On May 8, 2002, an action was filed in Georgia State Court, Fulton County, under the caption James Gilbert v. McKesson Corporation, et al. (Case No. 02VS032502C). Plaintiff, formerly the general counsel of HBOC, alleges he was a holder of options to purchase shares of the Company’s stock. The action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. Plaintiff seeks compensatory damages of approximately $2 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. On June 24, 2002, the Company and HBOC filed their respective answers, motions to stay, and motions to dismiss. On November 26, 2002, the court granted the motions to stay, and this case is stayed until final disposition of the Consolidated Action.

     On September 28, 1999, an action was filed in the Delaware Superior Court under the caption Kelly v. McKesson HBOC, Inc. et. al. (Civil Action No. 99C-09-265 WCC). Plaintiffs in Kelly are former shareholders of KWS&P, Inc. and KWS&P/SFA, Inc., which companies were acquired by McKesson in 1999. The plaintiffs assert claims under the federal securities laws as well as claims for breach of contract. On January 17, 2002, the court denied McKesson’s motion to dismiss and denied the plaintiffs’ motion for partial summary judgment, while

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

granting motions to dismiss for lack of personal jurisdiction that were filed by certain former officers and directors of McKesson and HBOC. As of May 30, 2003, the parties have agreed to a settlement of this action, and the case will be dismissed with prejudice.

     The United States Attorney’s Office (“USAO”) and the SEC are conducting investigations into the matters leading to the restatement. On May 15, 2000, the USAO filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC officer, Albert J. Bergonzi, United States v. Bergonzi, et al. (Case No. CR-00-0505). On that same date, a civil complaint was filed by the SEC against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa Securities and Exchange Commission v. Gilbertson, et al. (Case No. C-00-3570). Mr. DeRosa has settled with the SEC without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of California against Messrs. Gilbertson and Bergonzi United States v. Bergonzi, et al. (Case No. CR-00-0505) and on June 4, 2003, a second superseding indictment was unsealed which added new charges against Mr. Bergonzi and which also charged both former Chairman of the Board of HBOC and the Company, Charles W. McCall, and former HBOC General Counsel, Jay Lapine, with various securities law violations. Also on June 4, 2003, the USAO announced the filing of agreements with Messrs. Gilbertson, DeRosa and former Senior Vice President for Finance, Timothy Heyerdahl to plead guilty to various securities law violations (Case Nos. CR-00-0505, CR-00-0213 and CR-01-0002, respectively).

     On September 27, 2001, the SEC filed securities fraud charges against six former HBOC officers and employees including Messrs. Heyerdahl and Lapine. Simultaneous with the filing of the Commission’s civil complaints, four of the six defendants settled the claims brought against them by, among other things, consenting, without admitting or denying the allegations of the complaints, to entry of permanent injunctions against all of the alleged violations, and agreed to pay civil penalties in various amounts. On June 4, 2003, the SEC filed a civil complaint against Mr. McCall for various securities law violations (Case No. C-03-2603). On January 3, 2002, the Company was notified in writing by the SEC that its investigation has been terminated as to the Company, and that no enforcement action has been recommended to the Commission.

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

Product Liability Litigation and Other Claims

     Our subsidiary, McKesson Medical-Surgical, Inc., is one of many defendants in approximately 110 cases in which plaintiffs claim that they were injured due to exposure, over many years, to latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical. Efforts to resolve tenders of defense to its suppliers are continuing and final agreements have been reached with two major suppliers. McKesson Medical-Surgical, Inc.’s insurers are providing coverage for these cases, subject to applicable deductibles.

     We, along with more than 100 other companies, have been named in a lawsuit brought in 2000 by the Lemelson Medical, Educational & Research Foundation (“the Foundation”) alleging that we and our subsidiaries are infringing seven U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. Due to the pendency of earlier litigation brought against the Foundation by the manufacturers of bar code devices attacking the validity of the patents at issue, the court stayed the suit against us until the conclusion of the earlier case, including any appeals that may be taken. The trial in this earlier case concluded in January 2003 and the parties are awaiting the decision. An appeal is anticipated regardless of the outcome. While the suit against us was stayed, the U.S. Patent and Trademark Office granted petitions for reexamination of three of the seven patents asserted by the Foundation against us. The reexamination will determine, among other things, whether these patents have expired. Each of the remaining four patents in the action has already expired by its own terms, or by the Foundation’s disclaiming the remaining portion of the patent’s life.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     We, through our former McKesson Chemical Company division (the “Former Division”), have been named a defendant in 52 cases filed in state courts in Mississippi as a result of the Former Division’s alleged distribution of asbestos. These cases typically involve multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages against numerous defendants arising from the plaintiffs’ alleged exposure to asbestos-containing materials. Pursuant to an indemnification agreement entered into at the time of the 1986 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar is currently defending us but has raised questions concerning the extent of its obligations under the indemnification agreement. Discussions with Univar on that subject are ongoing. McKesson has not paid or incurred any costs or expenses in connection with these actions to date; and the Company continues to look to Univar for defense and full indemnification of these claims. In addition, McKesson believes that, if necessary, a portion of these claims would be covered by insurance.

     The United States Attorney’s Office for the Southern District of Illinois is conducting an industry-wide civil and criminal investigation into the marketing, sale and Medicare reimbursement of enteral nutritional products (“Products”) and has indicated that the Company and two of our employees are subjects of the investigation. The Products are sold, and the individuals are employed by the extended care business conducted by McKesson Medical-Surgical Minnesota Supply Inc., an indirect subsidiary of the Company. We are cooperating with the investigation and responding to subpoenas which have been issued to the Company.

Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial action purportedly required to address environmental conditions alleged to exist at five sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these five sites is approximately $12 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $12 million is expected to be paid out between April 2003 and March 2028. Our liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.

     In addition, we have been designated as a potentially responsible party, or PRP, under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 22 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 22 sites is approximately $1.3 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

     The potential costs to us related to environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of our liability in proportions to other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties.

     While it is not possible at this time to determine with certainty the ultimate outcome of any of the litigation or governmental proceedings discussed under this section II, “Other Litigation and Claims,” we believe, based on current knowledge and the advice of our counsel that such litigation and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

19. Stockholders’ Equity

     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (“Board”). In July 2002, our stockholders approved an amendment to the Restated Articles of Incorporation to increase authorized common shares from 400 million to 800 million shares.

     In 1995, the Board declared a dividend of one right (a “Right”) for each of the then outstanding shares and subsequently issued shares of common stock to purchase, upon the occurrence of certain specified triggering events, a unit consisting of one hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without limitation, the acquisition by another entity of 15% or more of our common stock without the prior approval of our Board. The Rights have certain anti-takeover effects and will cause substantial dilution to the ownership interest of a person or group that attempts to acquire us on terms not approved by the Board. The Rights expire in 2004 unless redeemed earlier by the Board. As a result of a two-for-one stock split in 1998, each share of common stock now has attached to it one-half of a Right.

     In 2001, the Board approved plans to repurchase up to $250.0 million of common stock. In 2003, 2002 and 2001, we repurchased 0.9 million, 1.3 million and 2.2 million shares for $25.0 million, $44.2 million and $65.6 million, or a total of $134.8 million. The repurchased shares will be used for general corporate purposes.

     We have several equity compensation plans (stock option, restricted stock and stock purchase plans) for the benefit of certain officers, directors and employees. As a result of acquisitions, we also have 20 other option plans under which no further awards have been made since the date of acquisition. Under the active equity compensation plans, we were authorized to grant up to 117.3 million shares as of March 31, 2003, of which 88.1 million shares have been granted.

     Options are generally granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant. Most options vest over four years, subject to continuous employment and certain other conditions. Options generally expire ten years after the grant date.

     The following is a summary of options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
	Number of	Average	Weighted-	Number of
	Options	Remaining	Average	Options	Weighted-
Range of Exercise	Outstanding At	Contractual	Exercise	Exercisable at	Average
Prices	Year End	Life (Years)	Price	Year End	Exercise Price

$0.01 - $13.67	876,529	1.7	$7.27	851,529	$7.48
$13.68 - $27.35	10,227,305	6.1	21.33	7,636,816	21.16
$27.36 - $41.02	36,432,543	7.4	32.31	17,964,773	31.46
$41.03 - $54.70	2,092,133	4.5	47.71	2,052,133	47.83
$54.71 - $68.37	765,668	4.8	58.46	738,391	58.21
$68.38 - $82.04	12,399,911	5.4	72.95	12,345,184	72.94
$82.05 - $95.72	398,032	4.9	90.66	398,032	90.66
$95.73 - $123.07	373,334	4.9	113.50	373,334	113.50
$123.08 - $136.74	373,334	4.9	136.74	373,334	136.74

	63,938,789	6.6	40.36	42,733,526	44.56

     Expiration dates range from April 2003 to February 2013.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The following is a summary of changes in the options for the stock option plans:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	63,198,584	$40.39	60,732,305	$39.36	56,275,715	$42.24
Granted	7,061,927	30.70	9,592,339	38.25	11,599,389	28.50
Exercised	(2,774,642)	17.28	(3,660,236)	16.73	(1,149,465)	13.11
Canceled	(3,547,080)	39.80	(3,465,824)	41.15	(5,993,334)	50.42

Outstanding at year end	63,938,789	40.36	63,198,584	40.39	60,732,305	39.36

     The weighted average fair values of the options granted during 2003, 2002 and 2001 were $12.27, $12.22 and $13.17 per share. Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended March 31,

	2003	2002	2001

Expected stock price volatility	34.5%	31.5%	48.5%
Expected dividend yield	0.59%	0.52%	0.75%
Risk-free interest rate	3.4%	3.8%	4.7%
Expected life (in years)	7.0	6.0	5.0

     The Company also has an employee stock purchase plan (“ESPP”) under which 11.1 million shares have been authorized for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. In 2003, 2002 and 2001, 1.5 million, 1.6 million and 1.0 million shares were issued under the ESPP. At March 31, 2003, 6.3 million shares were available for issuance under the ESPP.

20. Related Party Balances and Transactions

     We had outstanding notes receivable from certain of our current and former officers and senior managers totaling $84.4 million, $85.5 million and $90.7 million at March 31, 2003, 2002 and 2001 related to purchases of common stock under our various employee stock purchase plans. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. As of March 31, 2003, the value of the underlying stock collateral was $36.5 million. The notes bear interest at rates ranging from 2.7% to 8.0% and are due at various dates through February 2004. The Company evaluates the collectability of these notes on an ongoing basis. Other receivable balances held with related parties, consisting of loans made to certain officers and senior managers, at March 31, 2003, 2002 and 2001 amounted to $6.6 million, $6.4 million and $5.5 million. In addition, we purchased $3.0 million of services from Verispan in 2003.

21. Segments of Business

     Our segments include Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits, and the results of certain joint venture investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,

(In millions)	2003	2002	2001

Revenues
Pharmaceutical Solutions(1)	$53,238.4	$46,258.1	$38,342.5
Medical-Surgical Solutions	2,743.4	2,726.0	2,715.8
Information Solutions
Software	238.2	182.6	133.6
Services	799.8	736.1	723.6
Hardware	101.0	85.3	84.6

Total Information Solutions	1,139.0	1,004.0	941.8

Total	$57,120.8	$49,988.1	$42,000.1

Operating profit
Pharmaceutical Solutions(2)	$987.9	$802.3	$572.0
Medical-Surgical Solutions	65.4	64.7	91.7
Information Solutions	94.4	21.7	(295.1)

Total	1,147.7	888.7	368.6
Interest	(114.8)	(112.9)	(111.2)
Corporate	(171.3)	(163.5)	(242.6)

Income from continuing operations before income taxes and dividends on preferred securities of subsidiary trust	$861.6	$612.3	$14.8

Depreciation and amortization(3)
Pharmaceutical Solutions	$96.8	$104.5	$107.3
Medical-Surgical Solutions	18.8	17.3	31.5
Information Solutions	65.6	75.6	101.7
Corporate	22.5	9.1	4.9

Total	$203.7	$206.5	$245.4

Expenditures for long-lived assets (4)
Pharmaceutical Solutions	$54.0	$57.7	$70.1
Medical-Surgical Solutions	17.8	31.2	19.9
Information Solutions	19.5	33.4	26.5
Corporate	24.7	8.5	41.5

Total	$116.0	$130.8	$158.0

Segment assets, at year end
Pharmaceutical Solutions	$10,837.7	$10,178.4	$8,603.1
Medical-Surgical Solutions	1,450.2	1,485.6	1,456.5
Information Solutions	1,089.8	674.8	558.9

Total	13,377.7	12,338.8	10,618.5

Corporate
Cash, cash equivalents and marketable securities	533.5	562.9	445.4
Other	442.2	424.2	468.1

Total	$14,353.4	$13,325.9	$11,532.0

(1)	In addition to our pharmaceutical and healthcare products, our Pharmaceutical Solutions segment includes the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacies, medical management services and tools for payors and providers, marketing and other support services to pharmaceutical manufacturers and distribution of first-aid products. Revenues from these products and services were approximately 2% of segment revenues in 2003, 2002 and 2001.

(2)	Includes $12.2 million, $6.3 million and $5.9 million of net pre-tax earnings from equity investments in 2003, 2002 and 2001.

(3)	Includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(4)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Revenues and long-lived assets by geographic areas were as follows:

	Years Ended March 31,

(In millions)	2003	2002	2001

Revenues
United States	$53,544.8	$46,966.7	$39,234.2
International	3,576.0	3,021.4	2,765.9

Total	$57,120.8	$49,988.1	$42,000.1

Long-lived assets, at year end
United States	$538.8	$542.3	$557.9
International	54.9	51.2	36.3

Total	$593.7	$593.5	$594.2

     International operations primarily consist of our Canadian pharmaceutical and healthcare products distribution business and our investment in Nadro for our Pharmaceutical Solutions segment. Our Information Solutions business has sales offices in the United Kingdom and Europe and a software manufacturing facility in Ireland.

22. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2003
Revenues	$13,623.2	$13,690.3	$14,921.0	$14,886.3	$57,120.8
Gross profit	750.8	739.3	727.6	884.8	3,102.5
Income (loss) after taxes
Continuing operations	117.8	128.4	134.3	181.6	562.1
Discontinued operations	(0.5)	(3.6)	—	(2.6)	(6.7)

Total	$117.3	$124.8	$134.3	$179.0	$555.4

Earnings (loss) per common share
Diluted
Continuing operations	$0.39	$0.43	$0.46	$0.62	$1.90
Discontinued operations	—	(0.01)	—	(0.01)	(0.02)

Total	$0.39	$0.42	$0.46	$0.61	$1.88

Basic
Continuing operations	$0.41	$0.44	$0.46	$0.63	$1.94
Discontinued operations	—	(0.01)	—	(0.01)	(0.02)

Total	$0.41	$0.43	$0.46	$0.62	$1.92

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$42.09	$35.25	$31.99	$29.78	$42.09
Low	32.25	27.23	24.99	22.75	22.75

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2002
Revenues	$11,650.2	$12,156.3	$13,194.8	$12,986.8	$49,988.1
Gross profit	656.9	661.9	686.5	783.2	2,788.5
Income (loss) after taxes
Continuing operations	105.0	79.8	110.1	126.9	421.8
Discontinued operations	0.4	(0.8)	(1.3)	(1.5)	(3.2)

Total	$105.4	$79.0	$108.8	$125.4	$418.6

Earnings (loss) per common share
Diluted
Continuing operations	$0.36	$0.27	$0.37	$0.43	$1.44
Discontinued operations	—	—	—	(0.01)	(0.01)

Total	$0.36	$0.27	$0.37	$0.42	$1.43

Basic
Continuing operations	$0.37	$0.28	$0.38	$0.45	$1.48
Discontinued operations	—	—	—	(0.01)	(0.01)

Total	$0.37	$0.28	$0.38	$0.44	$1.47

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$37.48	$41.50	$39.98	$39.55	$41.50
Low	24.85	33.50	34.44	30.40	24.85

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman, President and	Chairman, President and
Chief Executive Officer,	Chief Executive Officer
McKesson Corporation
William R. Graber
Tully M. Friedman	Senior Vice President and
Chairman and	Chief Financial Officer
Chief Executive Officer,
Friedman Fleischer & Lowe, LLC	Paul C. Julian
Senior Vice President
Alton F. Irby III	President, McKesson Supply Solutions
Partner,
Tricorn Partners LLP	Graham O. King
Senior Vice President
M. Christine Jacobs	President, Information Solutions
Chairman, President and
Chief Executive Officer,	Paul E. Kirincic
Theragenics Corporation	Senior Vice President, Human Resources

Marie L. Knowles	Nicholas A. Loiacono
Executive Vice President and	Vice President and Treasurer
Chief Financial Officer, Retired,
Atlantic Richfield Company	Ivan D. Meyerson
Senior Vice President, General Counsel,
Robert W. Matschullat	and Secretary
Private Equity Investor
Marc E. Owen
James V. Napier	Senior Vice President, Corporate Strategy
Chairman of the Board, Retired,	and Business Development
Scientific-Atlanta, Inc.
Nigel A. Rees
Carl E. Reichardt	Vice President and Controller
Vice Chairman,
Ford Motor Company	Cheryl T. Smith
Senior Vice President,
Jane E. Shaw, Ph.D.	Chief Information Officer
Chairman and Chief Executive Officer,
Aerogen, Inc.	Heidi E. Yodowitz
Senior Vice President,
Richard F. Syron, Ph.D.	Chief Financial Officer, McKesson
Executive Chairman,	Supply Solutions
Thermo Electron Corporation

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

Annual Meeting

     McKesson Corporation’s Annual Meeting of Stockholders will be held at 10:00 a.m., PDT, on Wednesday July 30, 2003, at the Nob Hill Masonic Center, 1111 California Street, San Francisco, California.