Form 10-Q
period 2003-06-30
MCKESSON CORP
filed 2003-07-31
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☒  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2003

Common stock, $0.01 par value	290,454,197 shares

McKESSON CORPORATION

Item		Page

	PART I. FINANCIAL INFORMATION
1.	Condensed Financial Statements
	Consolidated Balance Sheets June 30, 2003 and March 31, 2003	3
	Consolidated Statements of Operations Quarter ended June 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows Quarter ended June 30, 2003 and 2002	5
	Financial Notes	6-13
2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition Financial Review	14-19
3.	Quantitative and Qualitative Disclosures about Market Risk	20
4.	Controls and Procedures	20
	PART II. OTHER INFORMATION
1.	Legal Proceedings	20
6.	Exhibits and Reports on Form 8-K	20
	Signatures	21

McKESSON CORPORATION

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2003	2003

ASSETS
Current Assets
Cash and cash equivalents	$445.2	$522.0
Marketable securities available for sale	11.7	11.5
Receivables, net	5,090.5	4,594.7
Inventories	5,968.2	6,022.5
Prepaid expenses and other	110.3	102.9

Total	11,625.9	11,253.6
Property, Plant and Equipment, net	596.5	588.8
Capitalized Software Held for Sale	126.4	131.1
Notes Receivable	243.7	248.6
Goodwill and Other Intangibles	1,456.2	1,449.5
Other Assets	716.1	681.8

Total Assets	$14,764.8	$14,353.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$6,981.3	$6,630.7
Deferred revenue	423.0	459.7
Current portion of long-term debt	16.4	10.2
Other	792.0	873.8

Total	8,212.7	7,974.4
Postretirement Obligations and Other Noncurrent Liabilities	401.9	363.5
Long-Term Debt	1,279.4	1,290.7
McKesson Corporation - Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.5	196.3
Other Commitments and Contingent Liabilities (Note 10)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: 800.0; shares issued: 2004 – 294.0 and 2003 – 292.3	2.9	2.9
Additional paid-in capital	1,962.3	1,921.2
Other	(86.1)	(89.5)
Retained earnings	2,981.6	2,843.3
Accumulated other comprehensive losses	(25.6)	(59.1)
ESOP notes and guarantees	(56.8)	(61.7)
Treasury shares, at cost, 2004 – 3.7 and 2003 – 1.1	(104.0)	(28.6)

Total Stockholders’ Equity	4,674.3	4,528.5

Total Liabilities and Stockholders’ Equity	$14,764.8	$14,353.4

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,

	2003	2002

Revenues	$16,524.2	$13,623.2
Cost of Sales	15,737.7	12,872.4

Gross Profit	786.5	750.8
Operating Expenses	535.7	546.3

Operating Income	250.8	204.5
Interest Expense	(26.5)	(30.9)
Other Income, Net	11.9	10.0

Income From Continuing Operations Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	236.2	183.6
Income Taxes	(79.1)	(64.3)
Dividends on Preferred Securities of Subsidiary Trust, Net of Tax Benefit	(1.5)	(1.5)

Income (Loss) After Income Taxes
Continuing Operations	155.6	117.8
Discontinued Operations	—	(0.5)

Net Income	$155.6	$117.3

Earnings Per Common Share
Diluted	$0.53	$0.39
Basic	$0.54	$0.41
Dividends Declared Per Common Share	$0.06	$0.06
Weighted Average Shares
Diluted	298.1	301.0
Basic	289.8	288.4

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Quarter Ended June 30,

	2003	2002

Operating Activities
Income from continuing operations	$155.6	$117.8
Adjustments to reconcile to net cash provided (used) by operating activities
Depreciation	25.1	27.3
Amortization	27.9	23.2
Provision for bad debts	2.6	20.0
Deferred taxes on income	39.0	5.9
Other non-cash items	(1.9)	5.7

Total	248.3	199.9

Effects of changes in:
Receivables	(464.5)	(192.0)
Inventories	76.3	(155.4)
Drafts and accounts payable	317.2	(7.0)
Deferred revenue	(36.5)	(4.5)
Taxes	4.7	21.1
Other	(102.2)	(56.2)

Total	(205.0)	(394.0)

Net cash provided (used) by continuing operations	43.3	(194.1)
Discontinued operations	—	(3.4)

Net cash provided (used) by operating activities	43.3	(197.5)

Investing Activities
Property acquisitions	(30.3)	(25.5)
Capitalized software expenditures	(50.8)	(39.6)
Acquisitions of businesses, less cash and cash equivalents acquired	(0.6)	(1.9)
Notes receivable issuances, net	(3.6)	(10.4)
Other	22.3	(12.3)

Net cash used by investing activities	(63.0)	(89.7)

Financing Activities
Repayment of debt	(5.4)	(4.5)
Dividends paid on convertible preferred securities of subsidiary trust	(2.5)	(2.5)
Capital stock transactions
Issuances	34.7	39.4
Share repurchases	(75.3)	—
ESOP notes and guarantees	4.9	3.0
Dividends paid	(17.5)	(17.3)
Other	4.0	1.1

Net cash provided (used) by financing activities	(57.1)	19.2

Net decrease in cash and cash equivalents	(76.8)	(268.0)

Cash and cash equivalents at beginning of period	522.0	557.8

Cash and cash equivalents at end of period	$445.2	$289.8

     See Financial Notes

McKESSON CORPORATION

FINANCIAL NOTES

(Unaudited)

1. Significant Accounting Policies

     Basis of Presentation. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2003, and the results of operations and cash flows for the quarters ended June 30, 2003 and 2002.

     The results of operations for the quarters ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2003 consolidated financial statements previously filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

     New Accounting Pronouncements. In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of our second quarter 2004. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities (“VIEs”). This interpretation applies to VIEs created or obtained after January 31, 2003, and as of July 1, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently in the process of evaluating the adoption of this standard; however, we do not believe that this standard will have a material impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this standard, as discussed below under Employee Stock-Based Compensation. We are currently assessing the fair value approach under SFAS No. 123 and the transitional provisions of SFAS No. 148.

     In November 2002, the FASB reached a consensus regarding Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF Issue No. 00-21 is effective for us on contracts entered into on or after July

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(Unaudited)

1, 2003. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS Nos. 143 and 145 are effective for 2004 and do not have a material impact on our consolidated financial statements.

     Employee Stock-Based Compensation. We account for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for our employee stock-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been as follows:

	Quarter Ended June 30,

(In millions, except per share amounts)	2003	2002

Net income, as reported	$155.6	$117.3
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	0.8	1.0
SFAS No. 123 expense	(26.7)	(40.1)

Pro forma net income	$129.7	$78.2

Earnings per common share:
Diluted – as reported	$0.53	$0.39
Diluted – pro forma	0.44	0.26
Basic – as reported	0.54	0.41
Basic – pro forma	0.45	0.27

2. Acquisition and Divestiture

     In the second quarter of 2003, we acquired the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”) for an aggregate cash purchase price of $347.0 million. A.L.I. provides digital medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film purchase and storage. The acquisition of A.L.I. complements our Horizon Clinicals™ offering by incorporating medical images into a computerized patient record. The results of A.L.I.’s operations have been included in the consolidated financial statements within our Information Solutions segment since the July acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Current assets	$21.3
Long-term assets:
Goodwill	328.1
Other (primarily intangibles)	19.1
Liabilities	(21.5)

Net assets acquired, less cash and cash equivalents	$347.0

     The acquired intangibles represent technology assets and have a weighted-average useful life of five years. None of the amount assigned to goodwill is expected to be deductible for tax purposes. The aggregate purchase price was financed through cash and short-term borrowings. Pro forma results of operations for this business acquisition have not been presented because the effect was not material to the condensed consolidated financial statements.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(Unaudited)

     In September 2002, we sold the net assets of a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Net proceeds from the sale of this business were $4.5 million. The disposition resulted in an after-tax loss of $3.7 million or $0.01 per diluted share which was recorded in the second quarter of 2003. The net assets and results of operations of this business have been presented as a discontinued operation and, as a result, prior period amounts have been reclassified. Revenues and loss on discontinued operations were $4.8 million and $0.5 million for the quarter ended June 30, 2002.

3. Restructuring Activities

     We recorded net charges for restructuring activities of $1.3 million during the quarter ended June 30, 2003. These charges pertain to our planned consolidation of our Corporate enterprise-wide technology support departments and the closure of a distribution center in our Pharmaceutical Solutions segment, offset in part by $0.7 million in reversals of accruals pertaining to our 2002/2003 Medical-Surgical Solutions segment distribution center network consolidation plan. Approximately 196 employees were provided termination notices as a result of the 2004 restructuring programs of which 36 were terminated at June 30, 2003. Total anticipated costs for these consolidation programs, which are expected to be incurred over the next two quarters, are approximately $3.5 million.

     During the quarter ended June 30, 2002, we recorded restructuring charges of $4.5 million of which $2.5 million pertained to the planned closure of a distribution center and $2.0 million related to additional facility closure costs associated with a prior year’s restructuring activity within our Pharmaceutical Solutions segment.

     The following table summarizes restructuring activities for the quarter ended June 30, 2003:

	Pharmaceutical		Medical-Surgical		Information
	Solutions		Solutions		Solutions		Corporate

		Exit-		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Related	Total

Balance, March 31, 2003	$—	$8.1	$1.7	$4.0	$0.9	$3.0	$14.0	$—	$31.7
Current period expenses	0.1	—	—	—	—	—	1.9	—	2.0
Adjustment to prior year’s expenses	—	—	(0.2)	(0.5)	—	—	—	—	(0.7)

Total expenses	0.1	—	(0.2)	(0.5)	—	—	1.9	—	1.3
Cash expenditures	—	(0.6)	(0.1)	(0.6)	(0.5)	(0.2)	(2.8)	—	(4.8)

Balance, June 30, 2003	$0.1	$7.5	$1.4	$2.9	$0.4	$2.8	$13.1	$—	$28.2

     In addition to the above restructuring activities, we are still managing a 2000/2001 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Information Solutions segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, were reduced by $0.3 million in non-cash settlements during the first quarter of 2004 to $86.6 million at June 30, 2003 from $86.9 million at March 31, 2003. Total cash and non-cash settlements of $43.2 million and $83.1 million have been incurred since the inception of the restructuring plan. Although the timing and final outcome of remaining customer settlements cannot be determined, we believe that any additional liability and related expenditures will not have a material adverse effect on our financial position, results of operations or cash flows.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(Unaudited)

4. Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

     The computations for basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended June 30,

(In millions, except per share amounts)	2003	2002

Income from continuing operations	$155.6	$117.8
Dividends on preferred securities of subsidiary trust, net of tax benefit	1.5	1.5

Income from continuing operations – diluted	$157.1	$119.3

Weighted average common shares outstanding:
Basic	289.8	288.4
Effect of dilutive securities:
Options to purchase common stock	2.3	6.6
Trust convertible preferred securities	5.4	5.4
Restricted stock	0.6	0.6

Diluted	298.1	301.0

Earnings per common share from continuing operations:
Basic	$0.54	$0.41
Diluted	$0.53	$0.39

Approximately 43.4 million and 27.1 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended June 30, 2003 and 2002 as their exercise price was higher than the Company’s average stock price.

5. Goodwill and Other Intangibles

     Changes in the carrying amount of goodwill for the quarter ended June 30, 2003, are as follows:

	Pharmaceutical	Medical-Surgical	Information
(In millions)	Solutions	Solutions	Solutions	Total

Balance, March 31, 2003	$307.1	$686.5	$360.6	$1,354.2
Goodwill acquired	0.3	—	—	0.3
Translation adjustments	1.7	—	7.1	8.8

Balance, June 30, 2003	$309.1	$686.5	$367.7	$1,363.3

     Information regarding other intangibles is as follows:

	June 30,	March 31,
(In millions)	2003	2003

Customer lists	$90.0	$89.9
Technology	60.6	58.7
Trademarks and other	21.5	21.5

Total other intangibles, gross	172.1	170.1
Accumulated amortization	(79.2)	(74.8)

Total other intangibles, net	$92.9	$95.3

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(Unaudited)

     Amortization expense of other intangibles was $4.6 million and $3.9 million for the quarters ending June 30, 2003 and 2002. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at June 30, 2003 were: 7.3 years, 4.9 years and 4.9 years. As of June 30, 2003, estimated future annual amortization expense of these assets is as follows: $18.8 million, $18.2 million, $13.4 million, $13.2 million and $10.0 million for 2004 through 2008, and $10.3 million thereafter. At June 30, 2003, there were $13.6 million of other intangibles not subject to amortization.

6. Financing Activity

     In June 2003, we renewed our committed revolving receivables sale facility under substantially similar terms to those previously in place with the exception that the facility was increased by $150.0 million to $1.1 billion. The renewed facility expires in June 2004.

7. Convertible Preferred Securities

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

     Holders of the securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of McKesson Corporation common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by us on or after March 4, 2000, in whole or in part, initially at 103.5% of the liquidation preference per share, and thereafter at prices declining at 0.5% per annum to 100% of the liquidation preference on and after March 4, 2007 plus, in each case, accumulated, accrued and unpaid distributions, if any, to the redemption date.

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

     The Debentures and related trust investment in the Debentures have been eliminated in consolidation and the preferred securities reflected as outstanding in the condensed consolidated financial statements.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(Unaudited)

8. Stockholders’ Equity

     In 2001, the Company’s Board of Directors approved a program to repurchase up to $250.0 million of the Company’s common stock. During the quarter ended June 30, 2003, we repurchased 2.6 million shares having an aggregate cost of $75.3 million. Since the inception of this program, we have repurchased 7.0 million shares having an aggregate cost of $209.9 million. The repurchased shares will be used for general corporate purposes.

     Comprehensive income is as follows:

	Quarter Ended June 30,

(In millions)	2003	2002

Net income	$155.6	$117.3
Unrealized loss on marketable securities and investments	—	(1.3)
Net loss on derivative instruments	—	(0.4)
Foreign currency translation adjustments	33.5	11.9

Comprehensive income	$189.1	$127.5

9. Financial Guarantees and Warranties

     Financial Guarantees. We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At June 30, 2003, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $167.1 million and $65.0 million. We consider it unlikely that we would make significant payments under these guarantees and, accordingly, amounts accrued for these guarantees were nominal.

     At June 30, 2003, we had commitments to provide $6.1 million of cash contributions to Verispan (a joint venture in which we have an approximate 44% interest) and other equity-held investments and other commitments of $11.4 million, for which no amounts had been accrued. In addition, our banks and insurance companies have issued $47.5 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

     Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification agreements and have not accrued any liabilities related to such obligations.

     In conjunction with certain transactions, primarily divestitures, we may provide routine indemnification agreements (such as retention of previously existing environmental, tax and employee liabilities) whose terms vary in duration and often are not explicitly defined. Where appropriate, obligations for such indemnifications are recorded as liabilities. Because the amounts of these indemnification obligations often are not explicitly stated, the overall maximum amount of these commitments cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have historically not made significant payments as a result of these indemnification provisions.

     Warranties. In the normal course of business, we provide certain warranties and indemnification protection for our products and services. For example, we provide warranties that the pharmaceutical and medical-surgical products we distribute are in compliance with the Food, Drug and Cosmetic Act and other applicable laws and regulations. We have received the same warranties from our suppliers, who customarily are the manufacturers of the products. In addition, we have indemnity obligations to our customers for these products, which have also been provided to us from our suppliers, either through express agreement or by operation of law.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

(Unaudited)

     We also provide warranties regarding the performance of software and automation products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed upon specifications. For software products, this may result in additional project costs and are reflected in our estimates used for the percentage-of-completion method of accounting for software installation services within these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenue from these maintenance agreements is recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the condensed consolidated balance sheets.

10. Litigation

     In our annual report on Form 10-K for the year ended March 31, 2003, we reported on numerous legal proceedings including, but not limited to, those arising out of our announcement on April 28, 1999 regarding accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions, Inc. (the “Accounting Litigation”). Since the date of that report the only significant developments in legal proceedings involving the Company were as follows:

     On June 17, 2003, plaintiffs in the previously-reported action Baker v. McKesson HBOC, Inc. et al., (N.D. Cal. No. C-99-20743-RMW), filed a Second Amended Complaint (“SAC”) against McKesson, HBOC, various current or former officers or directors of McKesson or HBOC, Arthur Andersen LLP (“Arthur Andersen”) and Bear Stearns and Co., Inc. The SAC asserts claims against McKesson and HBOC under Section 14(a) of the Securities and Exchange Act of 1934, for common law breach of fiduciary duty (McKesson only), misrepresentation, and detrimental reliance. The SAC seeks damages in an unspecified amount. By stipulation of the parties and order of the Court, the Baker action is stayed and the defendants are not currently required to respond to the SAC.

     On June 27, 2003, plaintiffs in the previously-reported action Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc., et al., (S.F. Superior Court Case No. CGC-02-405792) filed a Third Amended Complaint (the “TAC”) against McKesson, HBOC, various current or former officers or directors of McKesson or HBOC, and Arthur Andersen. Like the prior complaints in the Merrill Lynch action, the TAC generally alleges that the defendants are liable under various statutory and common law claims in connection with the events leading to McKesson’s announcements in April, May and July of 1999. The TAC asserts claims against McKesson and HBOC under California Corporations Code § 25400(d)/25500, California Business and Profession Code § 17200 (HBOC only), common law fraud, negligent misrepresentation, conspiracy and aiding and abetting, New Jersey RICO (McKesson only), conspiracy to violate New Jersey RICO, Georgia’s securities laws, and conspiracy to violate Georgia RICO. The TAC seeks an award of restitution, compensatory damages and treble damages in an unspecified amount, and costs and expenses of litigation, including reasonable attorneys’ and experts’ fees.

     On July 25, 2003, McKesson and HBOC answered the Consolidated Complaint in the previously-reported action, The State of Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al., (S.F. Superior Ct. Master File No. 307619), generally denying the allegations and any liability to plaintiffs. Also on July 25, 2003, McKesson filed cross-claims against all plaintiffs named in the Consolidated Complaint, alleging that if such parties exchanged HBOC shares in the Merger that were artificially inflated, as alleged by those parties in the Consolidated Complaint, then the exchange ratio for the Merger provided more shares to plaintiffs than would have otherwise been the case, and more shares than was just. The Company’s cross-claims against the plaintiffs seek judgments requiring plaintiffs to disgorge to the Company any “unjust enrichment.”

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

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)

(Unaudited)

11. Segment Information

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

     Financial information relating to our segments is as follows:

	Quarter Ended June 30,

(In millions)	2003	2002

Revenues
Pharmaceutical Solutions	$15,574.9	$12,685.9
Medical-Surgical Solutions	684.4	682.9
Information Solutions	264.9	254.4

Total	$16,524.2	$13,623.2

Operating profit
Pharmaceutical Solutions	$253.1	$219.0
Medical-Surgical Solutions	21.7	18.2
Information Solutions	20.7	18.5

Total	295.5	255.7
Corporate (1)	(32.8)	(41.2)
Interest expense	(26.5)	(30.9)

Income from continuing operations before income taxes and dividends on preferred securities of subsidiary trust	$236.2	$183.6

	June 30,	March 31,
(In millions)	2003	2003

Segment assets, at period end
Pharmaceutical Solutions	$11,315.3	$10,837.7
Medical-Surgical Solutions	1,447.7	1,450.2
Information Solutions	1,082.1	1,089.8

Total	13,845.1	13,377.7
Corporate
Cash, cash equivalents, and marketable securities	456.9	533.5
Other	462.8	442.2

Total	$14,764.8	$14,353.4

(1)	Includes an $8.5 million gain on the sale of a surplus property in 2004.

McKESSON CORPORATION

FINANCIAL REVIEW

(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended June 30,

(In millions, except per share data)	2003	2002	Change

Revenues
Excluding Sales to Customers’ Warehouses	$11,359.8	$10,126.1	12%
Sales to Customers’ Warehouses	5,164.4	3,497.1	48

Total	$16,524.2	$13,623.2	21

Income from Continuing Operations Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	236.2	183.6	29
Net Income	155.6	117.3	33
Diluted Earnings Per Share	0.53	0.39	36

     Revenues for the first quarter of 2004 grew by 21% to $16.5 billion from $13.6 billion for the first quarter of 2003. Net income increased 33% to $155.6 million in the first quarter of 2004 compared to the same period a year ago, and diluted earnings per share increased $0.14 to $0.53. Increases in net income and diluted earnings per share primarily reflect revenue growth and operating margin expansion in our Pharmaceutical Solutions segment.

Results of Operations

     Revenues:

	Quarter Ended June 30,

(In millions)	2003	2002	Change

Pharmaceutical Solutions
Pharmaceutical Distribution & Services
U.S. Healthcare	$9,366.5	$8,369.4	12%
Canada	1,044.0	819.4	27

Total Direct Revenues	10,410.5	9,188.8	13
U.S. Healthcare Sales to Customers’ Warehouses	5,164.4	3,497.1	48

Total Pharmaceutical Solutions	15,574.9	12,685.9	23

Medical-Surgical Solutions	684.4	682.9	—
Information Solutions
Software	49.0	45.1	9
Services	195.1	190.3	3
Hardware	20.8	19.0	9

Total Information Solutions	264.9	254.4	4

Total Revenues	$16,524.2	$13,623.2	21

Total Revenues, Excluding Sales to Customers’ Warehouses	$11,359.8	$10,126.1	12

     Revenues for the first quarter of 2004 grew by 21% to $16.5 billion compared to the first quarter of 2003. The increase was largely due to our Pharmaceutical Solutions segment, which accounted for over 94% of consolidated revenues.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(Unaudited)

     Increases in U.S. healthcare revenues, excluding sales to customers’ warehouses, primarily reflect market growth rates and new instititutional distribution business. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.

     Canadian pharmaceutical distribution revenues increased reflecting market growth and increased sales to customers, combined with favorable foreign exchange rates. On a constant currency basis, first quarter 2004 revenues from our Canadian operations would have increased approximately 15% compared to the first quarter of 2003.

     U.S. healthcare sales to customers’ warehouses increased over the comparable prior year period as a result of additional volume from our retail chain customers. Sales to customers’ warehouses represent large volume sales of pharmaceuticals to major self-warehousing drugstore chains whereby we act as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers’ warehouses. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business.

     Medical-Surgical Solutions segment revenues remained flat as growth in sales to our primary care sector base was fully offset by a decline in revenues in the acute care sector. The segment’s decline in its acute care business reflects the competitive environment in which it operates.

     Information Solutions segment revenues increased relecting the sale of new products and related services from our Horizon ClinicalsTM offerings including Horizon Medical ImagingTM, which was the result of our July 2002 purchase of A.L.I. Technologies (“A.L.I.”). Additional information regarding the purchase of A.L.I. is contained in Financial Note 2, “Acquisition and Divestiture,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

     Gross Profit:

	Quarter Ended June 30,

(Dollars in millions)	2003	2002	Change

Gross Profit
Pharmaceutical Solutions	$531.3	$493.7	8%
Medical-Surgical Solutions	128.8	131.5	(2)
Information Solutions	126.4	125.6	1

Total	$786.5	$750.8	5

Gross Profit Margin
Pharmaceutical Solutions	3.41%	3.89%	(48	) bp
Medical-Surgical Solutions	18.82	19.26	(44)
Information Solutions	47.72	49.37	(165)
Total	4.76	5.51	(75)
Gross Profit Margin, Excluding Sales to Customers’ Warehouses
Pharmaceutical Solutions	5.10%	5.37%	(27	) bp
Total	6.92	7.41	(49)

     Gross profit for the first quarter of 2004 increased by 5%. As a percentage of revenues, excluding sales to customers’ warehouses, gross profit margin decreased 49 basis points primarily reflecting:

–	a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments, and

–	a decline in the Pharmaceutical Solutions segment’s gross margin reflecting a decrease in selling margin to customers in the U.S. Pharmaceutical distribution business that was partially offset by the benefit of increased sales of generic drugs with higher margins.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(Unaudited)

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

     Our Pharmaceutical Solutions segment uses the last-in, first-out (“LIFO”) method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on gross profit. The practice in the Pharmaceutical Solutions distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years.

     Operating Expenses and Other Income:

	Quarter Ended June 30,

(In millions)	2003	2002	Change

Operating Expenses
Pharmaceutical Solutions	$286.0	$285.0	—%
Medical-Surgical Solutions	108.0	113.5	(5)
Information Solutions	106.2	107.5	(1)
Corporate	35.5	40.3	(12)

Total	$535.7	$546.3	(2)

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.84%	2.25%	(41	) bp
Medical-Surgical Solutions	15.78	16.62	(84)
Information Solutions	40.09	42.26	(217)
Total	3.24	4.01	(77)
Operating Expenses, Excluding Sales to Customers’ Warehouses, as a Percentage of Revenues
Pharmaceutical Solutions	2.75%	3.10%	(35	) bp
Total	4.72	5.39	(67)
Other Income (Loss)
Pharmaceutical Solutions	$7.8	$10.3	(24)%
Medical-Surgical Solutions	0.9	0.2	350
Information Solutions	0.5	0.4	25
Corporate	2.7	(0.9)	—

Total	$11.9	$10.0	19

     Operating expenses decreased 2% in the first quarter of 2004 compared to the same period a year ago. Operating expenses as a percentage of revenues, excluding sales to customers’ warehouses, decreased mainly due to productivity improvements in back-office and field operations and an $8.5 million gain on the sale of a surplus property. Other income increased slightly in the first quarter of 2004 from the comparable prior year period.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(Unaudited)

     Segment Operating Profit and Corporate Expenses:

	Quarter Ended June 30,

(In millions)	2003	2002	Change

Segment Operating Profit(1)
Pharmaceutical Solutions	$253.1	$219.0	16%
Medical-Surgical Solutions	21.7	18.2	19
Information Solutions	20.7	18.5	12

Total	295.5	255.7	16
Corporate Expenses	(32.8)	(41.2)	(20)
Interest Expense	(26.5)	(30.9)	(14)

Income from Continuing Operations, Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	$236.2	$183.6	29

Segment Operating Profit Margin
Pharmaceutical Solutions	1.63%	1.73%	(10	) bp
Medical-Surgical Solutions	3.17	2.67	50
Information Solutions	7.81	7.27	54
Segment Operating Profit Margin for Pharmaceutical Solutions, Excluding Sales to Customers’ Warehouses	2.43	2.38	5

(1) Segment operating profit includes gross margin, operating expenses, and other income for our three business segments.

     Excluding sales to customers’ warehouses, operating profit as a percentage of revenues increased for our Pharmaceutical Solutions segment primarily reflecting productivity improvements in operations offset in part by a decline in gross margins. Current quarter operating profit also benefited from lower restructuring and severance charges, which were offset by $7.1 million of incremental product development expenses in the segment’s Automation business.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues increased largely reflecting the benefit of $1.4 million of reversals of prior year’s accrued restructuring charges and vendor credits, compared to a charge of $1.2 million in the prior year’s comparable quarter primarily associated with a reduction in workforce. In addition, this segment’s information systems consolidation plan is expected to be complete in 2005. As a result of this consolidation plan and the distribution center network consolidation plan which was completed in 2003, we anticipate realizing benefits of more efficient operations in this business as the fiscal year progresses.

     Information Solutions segment’s operating profit as a percentage of revenues increased primarily reflecting greater sales of clinical software applications which have higher margins.

     Corporate expenses decreased primarily due to an $8.5 million gain on the sale of a surplus property and a decrease in impairment losses related to certain venture investments, offset in part by additional legal costs associated with our pending securities litigation. In addition, $1.9 million of severance costs were incurred during the first quarter of 2004 as we initiated a program to restructure our enterprise-wide technology support departments.

     Interest Expense: Interest expense decreased due to lower average borrowings and interest rates. Lower average borrowings reflect the repayment of $125.0 million of 6.55% notes in November 2002.

     Income Taxes: The effective income tax rate was 33.5% and 35.0% for the quarters ended June 30, 2003 and 2002. The reduction in our effective tax rate was primarily the result of a higher proportion of income attributable to foreign countries that have lower income tax rates.

     Discontinued Operations: Net loss from discontinued operations of $0.5 million for the quarter ended June 30, 2002 represents results of operations from a marketing fulfillment business which we sold in September 2002.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(Unaudited)

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 298.1 million and 301.0 million for the quarters ended June 30, 2003 and 2002.

Financial Condition, Liquidity, and Capital Resources

     Net cash flow provided by operating activities was $43.3 million during the quarter ended June 30, 2003 compared to a use of cash of $197.5 million for the comparable prior year period. Operating activities for the first quarter of 2004 reflect lower inventory levels due to better management of our replenishment inventory resulting from our new procurement system, and increases in receivable and drafts and accounts payable balances required to support our revenue growth.

     Net cash used by investing activities was $63.0 million and $89.7 million during the quarters ended June 30, 2003 and 2002. Investing activities for the first quarter of 2004 include an increase in capital and capitalized software expenditures, offset in part by cash proceeds of $10.1 million from the sale of a surplus property. Net cash used by financing activities was $57.1 million in the first quarter of 2004 compared to net cash provided of $19.2 million for the first quarter of 2003. Financing activities for 2004 include the repurchase of 2.6 million shares of our common stock for $75.3 million in connection with our stock repurchase program. This program allows us to repurchase up to $250 million of shares of our common stock in open market or private transactions and, since the inception of this program, we have repurchased 7.0 million shares having an aggregate cost of $209.9 million. The repurchased shares will be used for general corporate purposes.

Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(In millions)	2003	2003

Cash, cash equivalents and marketable securities	$456.9	$533.5
Working capital	3,413.2	3,279.2
Debt net of cash, cash equivalents and marketable securities	838.9	767.4
Debt to capital ratio (1)	21.0%	21.6%
Net debt to net capital employed (2)	14.7%	14.0%
Return on stockholders’ equity (3)	13.6%	13.3%

(1)	Ratio is computed as debt divided by debt plus preferred securities and stockholders’ equity.

(2)	Ratio is computed as debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt plus convertible preferred securities and stockholders’ equity.

(3)	Ratio is computed as net income divided by a five-quarter average of stockholders’ equity.

     Working capital primarily includes receivables and inventories, net of drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated working capital has increased primarily as a result of our higher sales volume.

     We reduced our ratio of net debt to net capital employed and increased our return on stockholders’ equity primarily reflecting a growth in our operating income in excess of the growth in working capital and other investments needed to fund the increase in revenue.

Credit Resources

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $550.0 million 364-day revolving credit agreement that expires in September 2003 and a $550.0 million three-year revolving credit facility that expires in September 2005. These facilities are primarily intended to support our commercial paper borrowings. We also have a $1.1 billion revolving receivables sale facility, which

McKESSON CORPORATION

FINANCIAL REVIEW (Concluded)

(Unaudited)

was renewed in June 2003, the terms of which are substantially similar to those previously in place with the exception that the facility was increased by $150.0 million. No amounts were utilized under any of these facilities at June 30, 2003.

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At June 30, 2003, this ratio was 21.0% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.

     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

New Accounting Pronouncements

     There are a number of new accounting pronouncements that may impact our financial results. These new accounting pronouncements are described in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Among the factors that could cause actual results to differ materially are the following:

•	the resolution or outcome of pending shareholder litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including potential mandated benefits, changes in private and governmental reimbursement or in the delivery systems for healthcare products and services;

•	the ability to successfully market both new and existing products domestically and internationally;

•	timing and amounts of ongoing customer settlements;

•	changes in manufacturers’ pricing, selling, inventory or distribution policies or practices;

•	substantial defaults in payment by large customers;

•	material reduction in purchases or the loss of a large customer or supplier relationship;

•	challenges in integrating or implementing our software products, or the slowing or deferral of demand for these products;

•	the malfunction or failure of our segments’ information systems for any extended period of time;

•	our ability to successfully identify, consummate and integrate acquired businesses;

•	changes in generally accepted accounting principles; and

•	general economic and market conditions.

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

McKESSON CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this quarterly report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act of 1934.

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

     It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Financial Note 10, “Litigation,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The following report on Form 8-K was filed during the three months ended June 30, 2003:

Form 8-K dated and filed April 29, 2003 relating to a press release announcing the Company’s preliminary financial results for fiscal year 2003.

The following report on Form 8-K was filed after June 30, 2003:

Form 8-K dated and filed July 24, 2003 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2004.

McKESSON CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: July 31, 2003	By	/s/ William R. Graber

William R. Graber
Senior Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees

Nigel A. Rees
Vice President and Controller