Form 10-Q
period 2003-09-30
MCKESSON CORP
filed 2003-10-30
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2003

Common stock, $0.01 par value	291,414,921 shares

McKESSON CORPORATION

Item	Page

PART I. FINANCIAL INFORMATION

1. Condensed Financial Statements
Consolidated Balance Sheets
September 30, 2003 and March 31, 2003	3
Consolidated Statements of Operations
Quarter and six months ended September 30, 2003 and 2002	4
Consolidated Statements of Cash Flows
Six months ended September 30, 2003 and 2002	5
Financial Notes	6-14
2. Management’s Discussion and Analysis of Results of Operations and Financial Condition Financial Review	15-22
3. Quantitative and Qualitative Disclosures about Market Risk	23
4. Evaluation of Disclosure Controls and Procedures	23

PART II. OTHER INFORMATION

1. Legal Proceedings	23
4. Submission of Matters to a Vote of Security Holders	23
6. Exhibits and Reports on Form 8-K	24
Signatures	24

McKESSON CORPORATION

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30,	March 31,
	2003	2003

ASSETS
Current Assets
Cash and equivalents	$261.6	$522.0
Marketable securities available for sale	15.1	11.5
Receivables, net	4,945.2	4,594.7
Inventories	6,944.4	6,022.5
Prepaid expenses and other	97.3	102.9

Total	12,263.6	11,253.6
Property, Plant and Equipment, net	591.8	593.7
Capitalized Software Held for Sale	126.7	131.1
Notes Receivable	189.9	248.6
Goodwill and Other Intangibles	1,455.0	1,449.5
Other Assets	748.6	676.9

Total Assets	$15,375.6	$14,353.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$7,221.9	$6,630.7
Deferred revenue	379.2	459.7
Short-term borrowings	135.0	—
Current portion of long-term debt	16.4	10.2
Other	863.9	873.8

Total	8,616.4	7,974.4
Postretirement Obligations and Other Noncurrent Liabilities	439.9	363.5
Long-Term Debt	1,275.8	1,290.7
McKesson Corporation — Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Grantor Trust Whose Sole Assets are Junior Subordinated Debentures of McKesson Corporation	196.5	196.3
Other Commitments and Contingent Liabilities (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 800.0; shares issued: 2004 - 295.3 and 2003 - 292.3	2.9	2.9
Additional paid-in capital	2,000.3	1,921.2
Other	(75.7)	(89.5)
Retained earnings	3,120.8	2,843.3
Accumulated other comprehensive losses	(36.6)	(59.1)
ESOP notes and guarantees	(55.9)	(61.7)
Treasury shares, at cost, 2004 - 3.9 and 2003 - 1.1	(108.8)	(28.6)

Total Stockholders’ Equity	4,847.0	4,528.5

Total Liabilities and Stockholders’ Equity	$15,375.6	$14,353.4

See Financial Notes.

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$16,810.1	$13,690.3	$33,334.3	$27,313.5
Cost of Sales	15,998.4	12,951.0	31,736.1	25,823.4

Gross Profit	811.7	739.3	1,598.2	1,490.1
Operating Expenses	585.3	519.3	1,121.0	1,065.6

Operating Income	226.4	220.0	477.2	424.5
Interest Expense	(26.7)	(29.7)	(53.2)	(60.6)
Other Income, Net	15.1	4.1	27.0	14.1

Income From Continuing Operations Before Income Taxes and Dividends on Preferred Securities of Subsidiary Trust	214.8	194.4	451.0	378.0
Income Taxes	(56.7)	(64.4)	(135.8)	(128.7)
Dividends on Preferred Securities of Subsidiary Trust, Net of Tax Benefit	(1.6)	(1.6)	(3.1)	(3.1)

Income (Loss) After Income Taxes
Continuing Operations	156.5	128.4	312.1	246.2
Discontinued Operations	—	(3.6)	—	(4.1)

Net Income	$156.5	$124.8	$312.1	$242.1

Earnings Per Common Share
Diluted
Continuing Operations	$0.53	$0.43	$1.05	$0.83
Discontinued Operations	—	(0.01)	—	(0.01)

Total Diluted	$0.53	$0.42	$1.05	$0.82

Basic
Continuing Operations	$0.54	$0.44	$1.08	$0.85
Discontinued Operations	—	(0.01)	—	(0.01)

Total Basic	$0.54	$0.43	$1.08	$0.84

Dividends Declared Per Common Share	$0.06	$0.06	$0.12	$0.12
Weighted Average Shares
Diluted	300.3	299.0	299.2	300.0
Basic	289.9	289.2	289.9	288.8

See Financial Notes.

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Operating Activities
Income from continuing operations	$312.1	$246.2
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation	49.5	52.2
Amortization	58.4	48.6
Provision for bad debts	39.8	47.0
Deferred taxes on income	126.0	13.9
Other non-cash items	(20.4)	(0.4)

Total	565.4	407.5

Effects of changes in:
Receivables	(376.9)	(438.0)
Inventories	(900.0)	24.3
Drafts and accounts payable	554.6	31.2
Deferred revenue	(48.4)	(37.9)
Taxes	(38.2)	30.5
Other	(44.9)	(42.7)

Total	(853.8)	(432.6)

Net cash used by continuing operations	(288.4)	(25.1)
Discontinued operations	—	(0.4)

Net cash used by operating activities	(288.4)	(25.5)

Investing Activities
Property acquisitions	(46.5)	(53.7)
Capitalized software expenditures	(95.4)	(88.8)
Acquisitions of businesses, less cash and equivalents acquired	(7.3)	(355.3)
Notes receivable issuances, net	26.0	(18.9)
Proceeds from sale of notes receivable	35.2	—
Other	17.7	(3.2)

Net cash used by investing activities	(70.3)	(519.9)

Financing Activities
Proceeds from issuance of debt	135.0	282.0
Repayment of debt	(6.8)	(6.0)
Dividends paid on convertible preferred securities of subsidiary trust	(5.0)	(5.0)
Capital stock transactions
Issuances	57.6	46.7
Share repurchases	(75.3)	—
ESOP notes and guarantees	5.8	3.8
Dividends paid	(34.8)	(34.6)
Other	21.8	1.0

Net cash provided by financing activities	98.3	287.9

Net decrease in cash and cash equivalents	(260.4)	(257.5)

Cash and cash equivalents at beginning of period	522.0	557.8

Cash and cash equivalents at end of period	$261.6	$300.3

See Financial Notes.

McKESSON CORPORATION

FINANCIAL NOTES
(Unaudited)

1.	Significant Accounting Policies

     Basis of Presentation. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2003, and the results of operations for the quarter and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002.

     The results of operations for the quarter and six months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2003 consolidated financial statements previously filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

     New Accounting Pronouncements. In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of our second quarter of 2004. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB’s Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities (“VIEs”). This interpretation applies to VIEs created or obtained after January 31, 2003, and as of July 1, 2003 (subsequently delayed until financial statements issued after December 15, 2003), to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. As currently proposed, FIN No. 46 is not anticipated to have a material impact on our consolidated financial statements, however, it may affect the consolidation of one of the Company’s VIEs, the McKesson Financing Trust, as described in Financial Note 8.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     In November 2002, the FASB reached a consensus regarding Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF Issue No. 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of this statement did not have a material effect on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS Nos. 143 and 145 were effective commencing April 1, 2003 and did not have a material impact on our consolidated financial statements.

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

	Quarter Ended		Six Months Ended
	September 30,		September 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$156.5	$124.8	$312.1	$242.1
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	2.0	0.4	2.8	1.4
SFAS No. 123 expense	(23.8)	(40.0)	(50.5)	(80.1)

Pro forma net income	$134.7	$85.2	$264.4	$163.4

Earnings per share:
Diluted — as reported	$0.53	$0.42	$1.05	$0.82
Diluted — pro forma	0.45	0.29	0.89	0.56
Basic — as reported	0.54	0.43	1.08	0.84
Basic — pro forma	0.46	0.29	0.91	0.57

2.	Acquisitions and Divestiture

     In the second quarter of 2003, we acquired the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”) for an aggregate cash purchase price of $347.0 million. A.L.I. provides digital medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film purchase and storage. The acquisition of A.L.I. complemented our Horizon Clinicals™ offering by incorporating medical images into a computerized patient record. Approximately $328 million of A.L.I.’s purchase price was assigned to goodwill, none of which is deductible for tax purposes. The aggregate purchase price was financed through cash and short-term borrowings. The results of A.L.I.’s operations have been included in the consolidated financial statements within our Information Solutions segment since its acquisition date.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     During the six months ended September 30, 2003 and 2002, our Pharmaceutical Solutions segment completed several smaller acquisitions. Pro forma results of operations have not been presented for these acquisitions, nor the acquisition of A.L.I., as the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.

     In September 2002, we sold the net assets of a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Net proceeds from the sale of this business were $4.5 million. The disposition resulted in an after-tax loss of $3.7 million or $0.01 per diluted share which was recorded in the second quarter of 2003.

3.	Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

     The computations for basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Income from continuing operations	$156.5	$128.4	$312.1	$246.2
Dividends on preferred securities of subsidiary trust, net of tax benefit	1.6	1.6	3.1	3.1

Income from continuing operations — diluted	$158.1	$130.0	$315.2	$249.3

Weighted average common shares outstanding:
Basic	289.9	289.2	289.9	288.8
Effect of dilutive securities:
Options to purchase common stock	4.5	3.9	3.3	5.3
Trust convertible preferred securities	5.4	5.3	5.4	5.3
Restricted stock	0.5	0.6	0.6	0.6

Diluted	300.3	299.0	299.2	300.0

Earnings per common share from continuing operations:
Basic	$0.54	$0.44	$1.08	$0.85
Diluted	$0.53	$0.43	$1.05	$0.83

     Approximately 38.4 million and 34.5 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended September 30, 2003 and 2002 as their exercise price was higher than the Company’s average stock price. For the six months ended September 30, 2003 and 2002, the number of stock options excluded was 31.8 million and 27.3 million.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

4.	Restructuring Activities

     We recorded net charges for restructuring activities of $0.5 million and $1.8 million during the quarter and six months ended September 30, 2003. These charges pertain to the consolidation of our Corporate enterprise-wide information network support departments and the closure of a distribution center in our Pharmaceutical Solutions segment. These charges were partly offset by reversals of accruals pertaining to prior year programs from all three of our operating segments. Approximately 167 employees were provided termination notices as a result of our 2004 restructuring initiatives of which 143 were terminated at September 30, 2003.

     During the quarter and six months ended September 30, 2002, we recorded net reductions in severance and exit-related accruals of $10.9 million and $7.4 million, and restructuring-related asset impairments of $0.3 million and $1.3 million. The net reductions in the accruals were the result of a modification to our Medical-Surgical Solutions segment’s distribution center strategy. Results for the six months ended September 30, 2002 also included $4.5 million of restructuring charges associated with the planned closure of a pharmaceutical distribution center and additional facility closure costs for a prior year restructuring plan.

     The following table summarizes restructuring activities for the six months ended September 30, 2003:

	Pharmaceutical		Medical-Surgical		Information
	Solutions		Solutions		Solutions		Corporate

		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Total

Balance, March 31, 2003	$—	$8.1	$1.7	$4.0	$0.9	$3.0	$14.0	$31.7
Current period expenses	0.2	0.2	—	—	—	—	3.6	4.0
Adjustment to prior years’ expenses	—	(0.8)	(0.3)	(0.9)	(0.1)	(0.1)	—	(2.2)

Total expenses	0.2	(0.6)	(0.3)	(0.9)	(0.1)	(0.1)	3.6	1.8
Cash expenditures	(0.2)	(1.1)	(0.2)	(1.1)	(0.7)	(0.6)	(3.8)	(7.7)

Balance, September 30, 2003	$—	$6.4	$1.2	$2.0	$0.1	$2.3	$13.8	$25.8

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Information Solutions segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, decreased to $63.4 million at September 30, 2003 from $86.9 million at March 31, 2003. Reductions in the allowance were due to a reversal of $19.7 million of the allowance into operating expenses in the second quarter of 2004 due to favorable settlements and continued negotiations with affected customers, and $0.5 million and $3.3 million of cash and non-cash settlements. Total cash and non-cash settlements of $43.7 million and $86.1 million have been incurred since the inception of the restructuring plan. Although the timing and final outcome of remaining customer settlements cannot be determined, we believe that any additional liability and related expenditures will not have a material adverse effect on our financial position, results of operations or cash flows.

5.	Income Taxes

     During the quarter ended September 30, 2003, we recorded an income tax benefit of $15.3 million relating to favorable tax settlements with the U.S. Internal Revenue Service. These settlements pertain to amended tax returns for the years ended December 31, 1997 and 1998 filed by our subsidiary, McKesson Information Solutions Inc. formerly known as HBO & Company. The benefit of these tax assets was not previously recognized by the Company.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

6.	Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the six months ended September 30, 2003 are as follows:

	Pharmaceutical	Medical-Surgical	Information
(In millions)	Solutions	Solutions	Solutions	Total

Balance, March 31, 2003	$307.1	$686.5	$360.6	$1,354.2
Goodwill acquired	5.2	—	—	5.2
Translation adjustments	1.8	—	6.8	8.6

Balance, September 30, 2003	$314.1	$686.5	$367.4	$1,368.0

     Information regarding other intangibles is as follows:

	September 30,	March 31,
(In millions)	2003	2003

Customer lists	$90.3	$89.9
Technology	59.2	58.7
Trademarks and other	21.9	21.5

Total other intangibles, gross	171.4	170.1
Accumulated amortization	(84.4)	(74.8)

Total other intangibles, net	$87.0	$95.3

     Amortization expense of other intangibles was $5.1 million and $9.7 million for the quarter and six months ended September 30, 2003 and $4.6 million and $8.5 million for the comparable prior year periods. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at September 30, 2003 were: 7.2 years, 4.7 years and 4.9 years. As of September 30, 2003, estimated future annual amortization expense of these assets is as follows: $19.0 million, $17.8 million, $13.1 million, $12.8 million and $9.8 million for 2004 through 2008, and $10.4 million thereafter. At September 30, 2003, there were $13.8 million of other intangibles not subject to amortization.

7.	Financing Activities

     In September 2003, we renegotiated our 364-day revolving credit agreement. With the exception that the facility was increased by $100.0 million to $650.0 million, the terms of the new agreement are substantially similar to those previously in place. The renewed facility expires in September 2004.

     In June 2003, we renewed our committed revolving receivables sale facility under substantially similar terms to those previously in place with the exception that the facility was increased by $150.0 million to $1.1 billion. The renewed facility expires in June 2004.

     At September 30, 2003, $135.0 million of short-term borrowings were outstanding and $200.0 million was utilized under the revolving receivables sale facility. At March 31, 2003, no amounts were outstanding or utilized under any of our facilities. In addition, at September 30, 2003, we sold customer lease receivables from our Pharmaceutical Solutions segment for cash proceeds of $35.2 million. The sale of these receivables resulted in a pre-tax gain of $2.5 million which is included in Other Income in the condensed consolidated statement of operations.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

8. Convertible Preferred Securities

     In February 1997, the McKesson Financing Trust (the “Trust”), a business trust sponsored by the Company, issued four million shares of preferred securities to the public and 123,720 common securities to us, which are convertible at the holder’s option into McKesson Corporation common stock. The proceeds of such issuances were invested by the trust in $206,186,000 aggregate principal amount of our 5% Convertible Junior Subordinated Debentures due 2027 (the “Debentures”). The Debentures represent the sole assets of the trust. The Debentures mature on June 1, 2027, bear interest at an annual rate of 5%, payable quarterly, and are currently redeemable by us at 102.0% of the principal amount.

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

     The Debentures and related trust investments in the Debentures have historically been eliminated in consolidation and the preferred securities reflected as outstanding in the accompanying condensed consolidated financial statements. However, under the currently proposed FIN No. 46 (see Financial Note 1), the Company would no longer consolidate its investment in the Trust as it would not be designated as the Trust’s primary beneficiary. In accordance with this accounting standard, the Company would recognize the Debentures as long-term debt on its consolidated balance sheets in lieu of the preferred securities. Additionally, dividends on the preferred securities would be recharacterized as interest expense in the consolidated statement of operations. These changes would be adopted on a retroactive basis and are not anticipated to have a material impact on our consolidated financial statements, including diluted earnings per share.

9. Stockholders’ Equity

     In 2001, the Company’s Board of Directors approved a program to repurchase up to $250.0 million of the Company’s common stock. During the six months ended September 30, 2003, we repurchased 2.6 million shares having an aggregate cost of $75.3 million. Since the inception of this program, we have repurchased 7.0 million shares having an aggregate cost of $209.9 million. The repurchased shares will be used for general corporate purposes. On October 30, 2003, the Company’s Board of Directors approved a new program to repurchase up to $250.0 million of additional common stock of the company.

     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Net income	$156.5	$124.8	$312.1	$242.1
Unrealized gain (loss) on marketable securities and investments	0.2	—	0.2	(1.3)
Net loss on derivative instruments	—	(0.7)	—	(1.1)
Foreign currency translation adjustments	(11.2)	(14.6)	22.3	(2.7)

Comprehensive income	$145.5	$109.5	$334.6	$237.0

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

10. Financial Guarantees and Warranties

     Financial Guarantees. We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At September 30, 2003, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $160 million and $62 million of which approximately $9 million had been accrued for these guarantees.

     During the second quarter of 2004, one of our Pharmaceutical Solutions customers announced its bankruptcy. Accordingly, we reviewed all amounts owed to us from this customer as well as financial guarantees provided to third parties in favor of this customer, and as a result, we increased our provision for doubtful accounts by $30.0 million.

     At September 30, 2003, we had commitments to provide $5.4 million of cash contributions and $10.6 million of other commitments to our equity-held investments, for which no amounts had been accrued. In addition, our banks and insurance companies have issued $67.2 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

     Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe on a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification agreements and have not accrued any liabilities related to such obligations.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

11. Litigation

     In our annual report on Form 10-K for the year ended March 31, 2003, and in our quarterly report on Form 10-Q for the quarter ended June 30, 2003, we reported on numerous legal proceedings including, but not limited to, those arising out of our announcement on April 28, 1999 regarding accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions Inc. (the “Accounting Litigation”). Since the date of those reports the only significant developments in legal proceedings involving the Company were as follows:

Accounting Litigation

     In the previously reported action captioned In re McKesson HBOC, Inc. Securities Litigation, (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”), the parties are currently discussing a modification of the briefing and hearing schedule on the motion for class certification filed by lead plaintiff New York State Common Retirement Fund (“NYSCRF”).

     On August 13, 2003, the U.S. Court of Appeals for the Ninth Circuit affirmed Judge Whyte’s January 9, 2002, order dismissing our counterclaim against NYSCRF in the previously-reported action captioned McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al., (N.D. Cal. Case No. C01-20021-RWM) (9th Cir. Nos. 02-15301, 02-16272).

     On August 29, 2003, Judge Whyte held a hearing on McKesson’s and HBOC’s motions to dismiss the consolidated and amended complaint in the previously-reported action captioned: In re McKesson HBOC, Inc. ERISA Litigation, (N.D. Cal. Case No. C-02-0685-RMW). Judge Whyte has not yet issued a ruling on that motion.

     On August 22, 2003, the court in the previously-reported action captioned Curran Partners, L.P. v. McKesson HBOC, Inc. et al., (Georgia State Court, Fulton County No. 00 VS 010801) granted our motion to stay the Curran action in favor of the Consolidated Action. However, in September 2003, the court lifted the stay and transferred the action to the judge presiding over the previously-reported action captioned Suffolk Partners L.P. et al v. McKesson HBOC, Inc. et al, (Georgia State Court, Fulton County No. 00VS010469A).

     On September 24, 2003, plaintiff Arlene Ash requested an order dismissing her from the case without prejudice and without any remuneration for herself or her attorneys in the previously reported action, Ash, et. al. v. McCall, (Civil Action No. 17132) filed in the Delaware Court of Chancery. Three other plaintiffs will remain in the case if Ash’s request is granted. On October 2, 2003, the three remaining plaintiffs filed a motion for leave to file a Fourth Amended Complaint.

     In the previously reported action captioned, Derdiger v. Tallman et. al., (Civil Action No. 17276), filed in the Delaware Court of Chancery, on August 4, 2003, the court issued an order dismissing the class action claims brought on behalf of persons other than the named plaintiff Howard Derdiger without prejudice in favor of the prior pending Consolidated Action pending in the U.S. District Court for the Northern District of California. The parties thereafter dismissed plaintiff Howard Derdiger’s individual claims with prejudice pursuant to a settlement.

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

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)
(Unaudited)

Other Litigation, Investigations and Claims

     The U.S. Attorney’s Office for the Southern District of Illinois is conducting an industry-wide civil and criminal investigation into the marketing, sale and Medicare reimbursement of enteral nutritional products (“Products”). As previously disclosed, the U.S. Attorney’s Office has indicated that the Company and two of our employees are subjects of the investigation. Since the date of our last periodic report, the U.S. Attorney’s Office announced indictments of these two employees on charges of mail fraud, conspiracy, and violation of the anti-kickback statute. The two employees have been placed on leave pending resolution of the charges. As previously reported, the Products are sold, and the individuals are employed by the extended care business conducted by McKesson Medical-Surgical Minnesota Supply Inc., an indirect subsidiary of the Company. The Company remains a subject of the government’s investigation and we are continuing to cooperate with the U.S. Attorney’s Office.

12. Segment Information

     Our operating segments consist of Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. We evaluate the performance of our operating segments based on operating profit before interest expense and income taxes. Our Corporate segment includes expenses associated with Corporate functions and projects, and certain employee benefits. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segments.

     Financial information relating to our segments is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Revenues
Pharmaceutical Solutions	$15,823.0	$12,730.6	$31,397.9	$25,416.5
Medical-Surgical Solutions	689.9	684.2	1,374.3	1,367.1
Information Solutions	297.2	275.5	562.1	529.9

Total	$16,810.1	$13,690.3	$33,334.3	$27,313.5

Operating profit
Pharmaceutical Solutions	$220.0	$227.2	$473.1	$446.2
Medical-Surgical Solutions	21.6	12.7	43.3	30.9
Information Solutions	42.6	24.9	63.3	43.4

Total	284.2	264.8	579.7	520.5
Corporate (1)	(42.7)	(40.7)	(75.5)	(81.9)
Interest expense	(26.7)	(29.7)	(53.2)	(60.6)

Income from continuing operations before income taxes and dividends on preferred securities of subsidiary trust	$214.8	$194.4	$451.0	$378.0

	September 30,	March 31,
(In millions)	2003	2003

Segment assets, at period end
Pharmaceutical Solutions	$12,052.7	$10,837.7
Medical-Surgical Solutions	1,480.0	1,450.2
Information Solutions	1,107.0	1,089.8

Total	14,639.7	13,377.7
Corporate
Cash, cash equivalents, and marketable securities	276.7	533.5
Other	459.2	442.2

Total	$15,375.6	$14,353.4

(1)	The six months ended September 30, 2003 includes an $8.5 million gain on the sale of a surplus property.

McKESSON CORPORATION

FINANCIAL REVIEW
(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended			Six Months Ended
	September 30,			September 30,

(In millions, except per share data)	2003	2002	Change	2003	2002	Change

Revenues
Excluding Sales to Customers’ Warehouses	$11,752.5	$10,282.0	14%	$23,112.3	$20,408.1	13%
Sales to Customers’ Warehouses	5,057.6	3,408.3	48	10,222.0	6,905.4	48

Total	$16,810.1	$13,690.3	23	$33,334.3	$27,313.5	22

Income from Continuing Operations Before Income Taxes	$214.8	$194.4	10%	$451.0	$378.0	19%
Net Income	$156.5	$124.8	25	$312.1	$242.1	29
Diluted Earnings Per Share	$0.53	$0.42	26	$1.05	$0.82	28

     Revenues for the second quarter of 2004 grew 23% to $16.8 billion, net income increased 25% to $156.5 million and diluted earnings per share increased 26% to $0.53 compared to the same period a year ago. For the six months ended September 30, 2003, revenue increased 22% to $33.3 billion, net income increased 29% to $312.1 million and diluted earnings per share increased 28% to $1.05 compared to the first half of 2003. Excluding the items noted below, increases in net income and diluted earnings per share reflect growth in revenue and operating profit in our Pharmaceutical Solutions and Information Solutions segments and improved operating profit in our Medical-Surgical Solutions segment.

     Results for the quarter and six months ended September 30, 2003 included the following significant items:

•	a $30.0 million bad debt provision within our Pharmaceutical Solutions segment as a result of a customer filing for bankruptcy,

•	severance charges of $9.8 million related to a workforce reduction primarily in our Information Solutions International business,

•	a $19.7 million credit for the reversal of a portion of customer settlement reserves also within our Information Solutions segment, and

•	a $15.3 million benefit for favorable tax settlements.

     Results for the quarter and six months ended September 30, 2002 included the following significant items: $11.0 million of additional bad debt reserves, which were almost fully offset by a $10.9 million reversal of prior year’s accrued restructuring reserves within our Medical-Surgical Solutions segment.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

Results of Operations

     Revenues:

	Quarter Ended			Six Months Ended
	September 30,			September 30,

(In millions)	2003	2002	Change	2003	2002	Change

Pharmaceutical Solutions
Pharmaceutical Distribution & Services
U.S. Healthcare	$9,695.4	$8,504.7	14%	$19,061.9	$16,874.1	13%
Canada	1,070.0	817.6	31	2,114.0	1,637.0	29

Total Direct Revenue	10,765.4	9,322.3	15	21,175.9	18,511.1	14
U.S. Healthcare Sales to Customers’ Warehouses	5,057.6	3,408.3	48	10,222.0	6,905.4	48

Total Pharmaceutical Solutions	15,823.0	12,730.6	24	31,397.9	25,416.5	24

Medical-Surgical Solutions	689.9	684.2	1	1,374.3	1,367.1	1

Information Solutions
Software	62.0	50.7	22	111.0	95.8	16
Services	207.9	199.1	4	403.0	389.4	3
Hardware	27.3	25.7	6	48.1	44.7	8

Total Information Solutions	297.2	275.5	8	562.1	529.9	6

Total Revenues	$16,810.1	$13,690.3	23	$33,334.3	$27,313.5	22

Total Revenues Excluding Sales to Customers Warehouses	$11,752.5	$10,282.0	14%	$23,112.3	$20,408.1	13%

     Revenues increased by 23% to $16.8 billion and 22% to $33.3 billion during the quarter and six months ended September 30, 2003 compared to the same periods a year ago. The increase was largely due to growth in our Pharmaceutical Solutions segment, which accounted for over 94% of consolidated revenues.

     Increases in U.S. healthcare revenues, excluding sales to customers’ warehouses, primarily reflect market growth rates and increased institutional and independent pharmacy distribution business. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.

     Canadian pharmaceutical distribution revenues increased primarily reflecting market growth rates, a decline in the number of manufacturers engaged in direct distribution and increased sales to customers, combined with favorable foreign exchange rates. On a constant currency basis, second quarter and first half 2004 revenues from our Canadian operations would have increased approximately 15% compared to the same periods a year ago.

     U.S. healthcare sales to customers’ warehouses increased over the comparable prior period primarily as a result of several new customer agreements. Sales to customers’ warehouses represent large volume sales of pharmaceuticals to major self-warehousing drugstore chains where we act as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers’ warehouses. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business.

     Medical-Surgical Solutions segment revenues increased nominally as growth in our primary and extended care sector base was almost fully offset by a decline in revenues in the acute care sector.

     Information Solutions segment revenues increased reflecting the sale of products and related services from our Horizon ClinicalsTM offerings including Horizon Medical ImagingTM and our core Clinical suite of products including Horizon Expert OrdersTM. Year-to-date increases in our medical imaging products are in part also due to our July 2002 purchase of A.L.I. Technologies Inc. (“A.L.I.”). Additional information regarding the purchase of A.L.I. is contained in Financial Note 2, “Acquisitions and Divestiture,” of our unaudited condensed financial statements contained in Part I of this Quarterly Report on Form 10-Q.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Gross Profit:

	Quarter Ended				Six Months Ended
	September 30,				September 30,

(In millions)	2003	2002	Change		2003	2002	Change

Gross Profit
Pharmaceutical Solutions	$527.3	$481.5	10%		$1,058.6	$975.2	9%
Medical-Surgical Solutions	133.9	128.1	5		262.7	259.6	1
Information Solutions	150.5	129.7	16		276.9	255.3	8

Total	$811.7	$739.3	10		$1,598.2	$1,490.1	7

Gross Profit Margin
Pharmaceutical Solutions	3.33%	3.78%	(45	)bp	3.37%	3.84%	(47	)bp
Medical-Surgical Solutions	19.41	18.72	69		19.12	18.99	13
Information Solutions	50.64	47.08	356		49.26	48.18	108
Total	4.83	5.40	(57)		4.79	5.46	(67)
Gross Profit Margin, Excluding Sales to Customers’ Warehouses Pharmaceutical Solutions	4.90%	5.17%	(27)		5.00%	5.27%	(27)
Total	6.91	7.19	(28)		6.91	7.30	(39)

     Gross profit for the second quarter and first half of 2004 increased 10% and 7%. As a percentage of revenues, excluding sales to customers’ warehouses, gross profit margin decreased 28 basis points and 39 basis points primarily reflecting a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments and a decline in the Pharmaceutical Solutions segment’s gross margin primarily reflecting a decrease in our U.S. Pharmaceutical distribution business. These decreases were offset in part by improvements in our Medical-Surgical Solutions and Information Solutions segments. Gross margins for our U.S. Pharmaceutical distribution business were impacted by lower product sourcing and selling margins, which were partially offset by the benefit of increased sales of generic drugs with higher margins.

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

     Our Pharmaceutical Solutions segment uses the last-in, first-out (“LIFO”) method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on gross profit. The practice in the Pharmaceutical Solutions distribution business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Operating Expenses and Other Income:

	Quarter Ended				Six Months Ended
	September 30,				September 30,

(In millions)	2003	2002	Change		2003	2002	Change

Operating Expenses
Pharmaceutical Solutions	$317.7	$260.6	22%		$603.7	$545.6	11%
Medical-Surgical Solutions	112.8	115.5	(2)		220.8	229.0	(4)
Information Solutions	108.6	105.9	3		214.8	213.4	1
Corporate	46.2	37.3	24		81.7	77.6	5

Total	$585.3	$519.3	13		$1,121.0	$1,065.6	5

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	2.01%	2.05%	(4	)bp	1.92%	2.15%	(23	)bp
Medical-Surgical Solutions	16.35	16.88	(53)		16.07	16.75	(68)
Information Solutions	36.54	38.44	(190)		38.21	40.27	(206)
Total	3.48	3.79	(31)		3.36	3.90	(54)
Operating Expenses, Excluding Sales to Customers’ Warehouses, as a Percentage of Revenues
Pharmaceutical Solutions	2.95%	2.80%	15		2.85%	2.95%	(10)
Total	4.98	5.05	(7)		4.85	5.22	(37)
Other Income (Loss)
Pharmaceutical Solutions	$10.4	$6.3	65%		$18.2	$16.6	10%
Medical-Surgical Solutions	0.5	0.1	400		1.4	0.3	367
Information Solutions	0.7	1.1	(36)		1.2	1.5	(20)
Corporate	3.5	(3.4)	—		6.2	(4.3)	—

Total	$15.1	$4.1	268		$27.0	$14.1	91

     Operating expenses increased 13% and 5% in the second quarter and first half of 2004 compared to the same periods a year ago. Operating expenses as a percentage of revenues, excluding sales to customers’ warehouses, decreased mainly due to productivity improvements in back-office and field operations. In addition, operating expenses for 2004 include a $30.0 million bad debt provision, $9.8 million in severance charges and a credit of $19.7 million pertaining to the reversal of our customer settlement reserves. For the six months ended September 30, 2003, operating expenses also include an $8.5 million gain on the sale of a surplus property. Other income increased primarily reflecting a decrease in investment losses, higher interest income and a gain on the sale of lease receivables.

     Segment Operating Profit and Corporate Expenses:

	Quarter Ended			Six Months Ended
	September 30,			September 30,

(In millions)	2003	2002	Change	2003	2002	Change

Segment Operating Profit (1)
Pharmaceutical Solutions	$220.0	$227.2	(3)%	$473.1	$446.2	6%
Medical-Surgical Solutions	21.6	12.7	70	43.3	30.9	40
Information Solutions	42.6	24.9	71	63.3	43.4	46

Total	284.2	264.8	7	579.7	520.5	11
Corporate Expenses	(42.7)	(40.7)	5	(75.5)	(81.9)	(8)
Interest Expense	(26.7)	(29.7)	(10)	(53.2)	(60.6)	(12)

Income from Continuing Operations Before Income Taxes	$214.8	$194.4	10	$451.0	$378.0	19

(1)	Segment operating profit includes gross profit, net of operating expenses and other income for our three business segments.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

	Quarter Ended				Six Months Ended
	September 30,				September 30,

	2003	2002	Change		2003	2002	Change

Segment Operating Profit Margin
Pharmaceutical Solutions	1.39%	1.78%	(39	)bp	1.51%	1.76%	(25	)bp
Medical-Surgical Solutions	3.13	1.86	127		3.15	2.26	89
Information Solutions	14.33	9.04	529		11.26	8.19	307
Segment Operating Profit Margin for Pharmaceutical Solutions, Excluding Sales to Customers’ Warehouses	2.04%	2.44%	(40)		2.23%	2.41%	(18)

     Excluding sales to customers’ warehouses, operating profit as a percentage of revenues decreased in our Pharmaceutical Solutions segment primarily reflecting a $30.0 million bad debt provision for a customer which filed for bankruptcy and a decline in gross margins, offset in part by productivity improvements in operations. As a result of our strategy to market many of the Company’s products together as integrated solutions for our customers, we now sell several of this segment’s Automation business’ products with the sale and installation of products from other McKesson business units. Consequently, installations have become more complex and necessitated that business to modify its customer contracting approach which will lead to a deferral of revenue until customer installation for new contracts entered into on or after October 1, 2003. Prior to this date, this business recognized revenue for its products primarily upon delivery.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues increased largely reflecting improvements in gross profit and reductions in operating expenses. The segment has begun to realize benefits of more efficient operations as a result of its previous restructuring programs. Operating profit for 2003 included an increase in bad debt expense of approximately $11.0 million which was almost fully offset by $10.9 million in reversals of prior year’s restructuring accruals as a result of a modification to the segment’s distribution center network consolidation plan.

     During the second quarter of 2004, one of the Medical-Surgical segment’s significant acute care customers indicated to us that we were unlikely to retain their business. As a result, revenues for this business are anticipated to decrease commencing towards the end of fiscal 2004. The segment is currently evaluating its cost structure in light of this development and anticipates initiating a restructuring program in the third quarter of 2004 in order to reduce expenses. These expense reductions are expected to mitigate the impact of the transition of this business on operating profit, exclusive of any restructuring charges.

     Information Solutions segment’s operating profit as a percentage of revenues increased primarily reflecting greater sales of clinical software applications which have higher margins and the benefit of a reversal of $19.7 million of customer settlement reserves due to favorable settlements and continued negotiations with affected customers. These increases were offset in part by severance charges of $9.8 million primarily in the segment’s international business as well as additional operating costs to support the increase in revenues.

     Corporate expenses, including other income, increased 5% and decreased 8% during the quarter and six months ended September 30, 2003 compared to the same periods a year ago. Expenses for 2004 reflect additional legal costs associated with our pending securities litigation and severance costs for the restructuring of our enterprise-wide information network support departments. These expenses were partially offset by a decrease in impairment losses related to certain venture investments. Results for the six months ended September 30, 2003 also includes an $8.5 million gain on the sale of a surplus property.

     Interest Expense: Interest expense decreased due to lower average borrowings and interest rates. Lower average borrowings reflect the repayment of $125.0 million of 6.55% notes in November 2002.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Income Taxes: During the quarter ended September 30, 2003, we recorded an income tax benefit of $15.3 million relating to favorable tax settlements with the U.S. Internal Revenue Service. These settlements pertain to amended tax returns for the years ended December 31, 1997 and 1998 filed by our subsidiary, McKesson Information Solutions Inc. formerly known as HBO & Company. The benefit of these tax assets was not previously recognized by the Company. Excluding this tax benefit, the effective income tax rate for the six months ended September 30, 2003 was 33.5% compared to 34.0% for the same period a year ago. The reduction in our effective income tax rate was primarily the result of a higher proportion of income being attributable to foreign countries that have lower income tax rates.

     Discontinued Operations: Net loss from discontinued operations of $3.6 million and $4.1 million for the quarter and six months ended September 30, 2002 primarily reflects the loss on disposition of a marketing fulfillment business which we sold in September 2002.

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 300.3 million and 299.0 million for the second quarters of 2004 and 2003 and 299.2 million and 300.0 million for the six months ended September 30, 2003 and 2002.

Financial Condition, Liquidity, and Capital Resources

     Net cash flow used for operating activities during the six months ended September 30, 2003 and 2002 was $288.4 million and $25.5 million. Operating activities for 2004 reflect increased inventories, receivables and drafts and accounts payable balances required to support our revenue growth. The growth in inventories is also due to seasonal investment purchases. In addition, at September 30, 2003, $200.0 million was utilized under our accounts receivable sales facility.

     Net cash used by investing activities was $70.3 million and $519.9 million during the six months ended September 30, 2003 and 2002. Investing activities for 2004 include $35.2 million of proceeds from the sale of customer lease receivables. Results for 2003 include $347.0 million of cash paid for the acquisition of A.L.I. Net cash provided by financing activities was $98.3 million and $287.9 million in the first half of 2004 and 2003. Financing activities for 2004 include the repurchase of 2.6 million shares of our common stock for $75.3 million in connection with our stock repurchase program. This program allows us to repurchase up to $250.0 million of shares of our common stock in open market or private transactions and since the inception of this program, we have repurchased 7.0 million shares having an aggregate cost of $209.9 million. The repurchased shares will be used for general corporate purposes. Financing activities for 2004 also includes the repayment of $21.8 million of employee loans. On October 30, 2003, the Company’s Board of Directors approved a new program to repurchase up to $250.0 million of additional common stock of the company.

Selected Measures of Liquidity and Capital Resources:

	September 30,
(In millions)	2003	March 31, 2003

Cash, cash equivalents and marketable securities	$276.7	$533.5
Working capital	3,647.2	3,279.2
Debt net of cash, cash equivalents and marketable securities	1,150.0	767.4
Debt to capital ratio (1)	22.1%	21.6%
Net debt to net capital employed (2)	18.6%	14.0%
Return on stockholders’ equity (3)	13.8%	13.3%

(1)	Ratio is computed as debt divided by debt plus convertible preferred securities and stockholders’ equity.

(2)	Ratio is computed as debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt plus convertible preferred securities and stockholders’ equity.

(3)	Ratio is computed as net income divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Working capital primarily includes receivables inventories, drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated working capital increased primarily as a result of our higher sales volume.

     The ratio of net debt to net capital employed increased primarily reflecting our investment in working capital. Return on stockholders’ equity increased primarily reflecting growth in our operating income in excess of the growth in working capital and other investments needed to fund the increase in revenue.

Credit Resources

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. In September 2003, we renegotiated our 364-day revolving credit agreement. With the exception that the facility was increased by $100.0 million to $650.0 million, the terms of the new agreement are substantially similar to those previously in place. This renewed facility expires in September 2004. We have a three-year $550.0 million revolving credit facility that expires in September 2005. These facilities are primarily intended to support our commercial paper borrowings. We also have a $1.1 billion revolving receivables sale facility, which was renewed in June 2003, the terms of which are substantially similar to those previously in place with the exception that the facility was increased by $150.0 million. At September 30, 2003, $135.0 million of short-term borrowings were outstanding and $200.0 million was utilized under the revolving receivables sale facility. At March 31, 2003, no amounts were outstanding or utilized under these facilities.

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of any debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At September 30, 2003, this ratio was 22.1% and we are in compliance with our other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates currently available.

     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

New Accounting Pronouncements

     New accounting pronouncements are described in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements. These new accounting pronouncements may impact our financial results.

McKESSON CORPORATION

FINANCIAL REVIEW (Concluded)
(Unaudited)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Among the factors that could cause actual results to differ materially are the following:

•	the resolution or outcome of pending shareholder litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including potential mandated benefits, changes in private and governmental reimbursement or in the delivery systems for healthcare products and services;

•	consolidation of competitors, suppliers and customers and the development of large, sophisticated purchasing groups;

•	the ability to successfully market both new and existing products domestically and internationally;

•	changes in customer mix;

•	timing and amounts of ongoing customer settlements;

•	changes in manufacturers’ pricing, selling, inventory, distribution or supply policies or practices;

•	substantial defaults in payment by large customers;

•	material reduction in purchases or the loss of a large customer or supplier relationship;

•	challenges in integrating or implementing our software products, or the slowing or deferral of demand for these products;

•	the malfunction or failure of our segments’ information systems;

•	tax legislation initiatives;

•	our ability to successfully identify, consummate and integrate acquired businesses;

•	changes in generally accepted accounting principles; and

•	general economic and market conditions.

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

Item 4. Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Financial Note 11, “Litigation,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on July 30, 2003. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.

The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve for a three-year term. The vote was as follows:

	Votes For	Votes Withheld

Alton F. Irby III	227,851,021	26,594,882
James V. Napier	224,434,389	30,011,514

The term of the following directors continued after the meeting:

Marie L. Knowles	John H. Hammergren
Jane E. Shaw	M. Christine Jacobs
Richard F. Syron	Robert W. Matschullat

The proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the year ending March 31, 2004 received the following vote:

Votes For	Votes Against	Votes Abstained

219,024,759	33,481,368	1,939,776

The stockholder proposal regarding severance payments to senior executives received the following vote:

Votes For	Votes Against	Votes Abstained	Broker Non-votes

146,090,409	68,540,284	4,267,833	35,547,377

McKESSON CORPORATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.2 Amended and Restated By-Laws of the Company dated as of July 30, 2003.

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

Form 8-K dated July 24, 2003 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2004.

Form 8-K dated October 23, 2003 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: October 30, 2003	By	/s/ William R. Graber

William R. Graber Senior Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees

Nigel A. Rees Vice President and Controller