Form 10-Q
period 2003-12-31
MCKESSON CORP
filed 2004-01-29
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☒   No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2004

Common stock, $0.01 par value	291,048,537 shares

McKESSON CORPORATION

Item		Page

PART I. FINANCIAL INFORMATION
1.	Condensed Financial Statements
	Consolidated Balance Sheets December 31, 2003 and March 31, 2003	3
	Consolidated Statements of Operations Quarter and nine months ended December 31, 2003 and 2002	4
	Consolidated Statements of Cash Flows Nine months ended December 31, 2003 and 2002	5
	Financial Notes	6-15
2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition Financial Review	16-23
3.	Quantitative and Qualitative Disclosures about Market Risk	24
4.	Evaluation of Disclosure Controls and Procedures	24
PART II. OTHER INFORMATION
1.	Legal Proceedings	24
6.	Exhibits and Reports on Form 8-K	24
	Signatures	25

McKESSON CORPORATION

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2003	2003

ASSETS
Current Assets
Cash and equivalents	$200.5	$522.0
Marketable securities available for sale	13.7	11.5
Receivables, net	5,346.0	4,594.7
Inventories	7,106.0	6,022.5
Prepaid expenses and other	112.7	102.9

Total	12,778.9	11,253.6
Property, Plant and Equipment, net	596.0	593.7
Capitalized Software Held for Sale	127.2	131.1
Notes Receivable	179.2	248.6
Goodwill and Other Intangibles	1,492.3	1,449.5
Other Assets	781.2	681.4

Total Assets	$15,954.8	$14,357.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$7,304.1	$6,630.7
Deferred revenue	543.9	459.7
Short-term borrowings	217.6	—
Current portion of long-term debt	16.5	10.2
Other	989.5	874.6

Total	9,071.6	7,975.2
Postretirement Obligations and Other Noncurrent Liabilities	443.7	363.5
Long-Term Debt	1,469.6	1,490.7
Other Commitments and Contingent Liabilities (Financial Note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 800.0; shares issued:
December 31, 2003 – 296.4 and March 31, 2003 – 292.3	2.9	2.9
Additional paid-in capital	2,026.6	1,921.2
Other	(78.0)	(89.5)
Retained earnings	3,223.7	2,843.3
Accumulated other comprehensive losses	(3.9)	(59.1)
ESOP notes and guarantees	(52.5)	(61.7)
Treasury shares, at cost, December 31, 2003 – 5.2 and March 31, 2003 – 1.1	(148.9)	(28.6)

Total Stockholders’ Equity	4,969.9	4,528.5

Total Liabilities and Stockholders’ Equity	$15,954.8	$14,357.9

See Financial Notes.

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	$18,231.9	$14,921.0	$51,566.2	$42,234.5
Cost of Sales	17,498.1	14,193.4	49,234.2	40,016.8

Gross Profit	733.8	727.6	2,332.0	2,217.7
Operating Expenses	571.8	517.8	1,692.9	1,583.5

Operating Income	162.0	209.8	639.1	634.2
Interest Expense	(29.4)	(30.4)	(87.6)	(96.0)
Other Income, Net	31.4	24.1	58.4	38.2

Income From Continuing Operations Before Income Taxes	164.0	203.5	609.9	576.4
Income Taxes	(43.8)	(69.2)	(177.6)	(195.9)

Income (Loss) After Income Taxes
Continuing Operations	120.2	134.3	432.3	380.5
Discontinued Operations	—	—	—	(4.1)

Net Income	$120.2	$134.3	$432.3	$376.4

Earnings Per Common Share
Diluted
Continuing Operations	$0.41	$0.46	$1.46	$1.28
Discontinued Operations	—	—	—	(0.01)

Total Diluted	$0.41	$0.46	$1.46	$1.27

Basic
Continuing Operations	$0.41	$0.46	$1.49	$1.31
Discontinued Operations	—	—	—	(0.01)

Total Basic	$0.41	$0.46	$1.49	$1.30

Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.18
Weighted Average Shares
Diluted	298.7	298.0	299.0	299.3
Basic	290.2	289.7	290.0	289.1

See Financial Notes.

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Operating Activities
Income from continuing operations	$432.3	$380.5
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation	73.8	76.2
Amortization	91.5	74.6
Provision for bad debts	54.3	57.3
Deferred taxes on income	139.2	18.7
Other non-cash items	(20.0)	9.9

Total	771.1	617.2

Effects of changes in:
Receivables	(699.1)	155.1
Inventories	(1,047.2)	(522.9)
Drafts and accounts payable	622.2	(1.1)
Deferred revenue	81.7	76.2
Taxes	(1.6)	78.2
Other	(2.9)	(36.9)

Total	(1,046.9)	(251.4)

Net cash provided (used) by continuing operations	(275.8)	365.8
Discontinued operations	—	(0.5)

Net cash provided (used) by operating activities	(275.8)	365.3

Investing Activities
Property acquisitions	(71.6)	(78.4)
Capitalized software expenditures	(131.0)	(135.5)
Acquisitions of businesses, less cash and equivalents acquired	(45.6)	(356.8)
Notes receivable issuances, net	(10.8)	(42.4)
Proceeds from sale of notes receivable	42.2	117.9
Other	19.1	(7.7)

Net cash used by investing activities	(197.7)	(502.9)

Financing Activities
Proceeds from issuance of debt	217.6	30.0
Repayment of debt	(10.7)	(140.6)
Capital stock transactions
Issuances	81.8	69.9
Share repurchases	(115.3)	(25.0)
ESOP notes and guarantees	9.1	12.8
Dividends paid	(52.3)	(52.3)
Other	21.8	1.1

Net cash provided (used) by financing activities	152.0	(104.1)

Net decrease in cash and cash equivalents	(321.5)	(241.7)

Cash and cash equivalents at beginning of period	522.0	557.8

Cash and cash equivalents at end of period	$200.5	$316.1

See Financial Notes.

McKESSON CORPORATION

FINANCIAL NOTES
(Unaudited)

1.     Significant Accounting Policies

     Basis of Presentation. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2003, and the results of operations for the quarter and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002.

     The results of operations for the quarter and nine months ended December 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2003 consolidated financial statements previously filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

     New Accounting Pronouncements. In January 2004, the Financial Accounting Standards Board (“FASB”) issued a Financial Staff Position (“FSP”) pertaining to Statement of Financial Accounting Standards (“SFAS”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP SFAS No. 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the federal subsidy is issued or until certain other events occur. Accordingly, the consolidated financial statements do not reflect the effect of the Act, if any. Authoritative guidance, when issued, could require the Company to change previously reported information.

     In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans, however it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS No. 132, as revised, is effective for our March 31, 2004 consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of our second quarter of 2004. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003.

     We implemented FIN No. 46 on a retroactive basis, in the third quarter of 2004. As a result of the implementation, the Company no longer consolidates its investment in the McKesson Financing Trust (the “Trust”) (see Financial Note 9) as the Company was not designated as the Trust’s primary beneficiary. In accordance with this accounting standard, the Company now recognizes the debentures issued to the Trust as long-term debt in its consolidated financial statements in lieu of the preferred securities that the Trust issued to third parties. Additionally, the consolidated financial statements include interest expense on the debentures and no longer report dividends on the preferred securities, net of tax. These changes increased the Company’s net debt to net capital ratio slightly but did not have a material impact on our consolidated financial statements, including diluted earnings per share (see Financial Note 3). We will adopt the remaining provisions of FIN No. 46(R), which are not anticipated to have a material impact on our consolidated financial statements, in the fourth quarter of 2004.

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

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$120.2	$134.3	$432.3	$376.4
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	1.6	1.0	4.4	2.4
SFAS No. 123 expense	(24.8)	(39.9)	(75.3)	(120.0)

Pro forma net income	$97.0	$95.4	$361.4	$258.8

Earnings per share:
Diluted – as reported	$0.41	$0.46	$1.46	$1.27
Diluted – pro forma	0.33	0.32	1.22	0.88
Basic – as reported	0.41	0.46	1.49	1.30
Basic – pro forma	0.33	0.33	1.25	0.89

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

     During the nine months ended December 31, 2003 and 2002, our Pharmaceutical Solutions and Information Solutions segments completed several smaller acquisitions. Pro forma results of operations have not been presented for these acquisitions, nor the acquisition of A.L.I., as the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.

     On January 19, 2004, we entered into a merger agreement (the “Merger Agreement”) providing for our acquisition, subject to the satisfaction of customary closing conditions, of all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for $12 per share or a total of approximately $40 million. MMC is an internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. On completion of the acquisition, financial results for MMC from the date of closing would be reflected as part of our Medical-Surgical Solutions segment. We have been advised that, on January 21, 2004, MMC received an indication of interest from a private investment firm in the form of a cash offer of $15 per share, subject to certain conditions, including completion of due diligence. Under the Merger Agreement, MMC has the right to terminate its agreement with us and accept a financially superior offer under certain circumstances. Accordingly, there can be no assurance that our proposed acquisition of MMC will be completed on the terms set forth in the Merger Agreement or at all.

     In September 2002, we sold the net assets of a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Net proceeds from the sale of this business were $4.5 million. The disposition resulted in an after-tax loss of $3.7 million or $0.01 per diluted share which was recorded in the second quarter of 2003. Financial results for this business have been presented as a discontinued operation.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

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

     The computations for basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions, except per share amounts)	2003	2002	2003	2002

Income from continuing operations	$120.2	$134.3	$432.3	$380.5
Interest expense on convertible junior subordinated debentures, net of tax benefit	1.5	1.5	4.6	4.6

Income from continuing operations – diluted	$121.7	$135.8	$436.9	$385.1

Weighted average common shares outstanding:
Basic	290.2	289.7	290.0	289.1
Effect of dilutive securities:
Options to purchase common stock	2.7	2.3	3.1	4.2
Convertible junior subordinated debentures	5.4	5.4	5.4	5.4
Restricted stock	0.4	0.6	0.5	0.6

Diluted	298.7	298.0	299.0	299.3

Earnings per common share from continuing operations:
Basic	$0.41	$0.46	$1.49	$1.31
Diluted	$0.41	$0.46	$1.46	$1.28

     For the quarters ended December 31, 2003 and 2002, 38.0 million and 48.7 million stock options were excluded from the computations of diluted net earnings per share as their exercise price was higher than the Company’s average stock price. For the nine months ended December 31, 2003 and 2002, the number of stock options excluded was 38.0 million and 33.8 million.

4.     Restructuring Activities

     We recorded net charges for restructuring activities of $1.3 million and $3.1 million during the quarter and nine months ended December 31, 2003. Third quarter and year-to-date net charges include $2.0 million for severance costs relating to a program to restructure our Medical-Surgical Solutions segment distribution center network to mitigate the impact of the loss of a large customer. Net restructuring charges for the nine months ended December 31, 2003 also include expenses associated with the consolidation of our Corporate enterprise-wide information network support departments and the closure of a distribution center in our Pharmaceutical Solutions segment. These charges were partially offset by reversals of accruals from prior year restructuring programs. Approximately 257 employees were provided termination notices as a result of our 2004 restructuring initiatives, of which 123 were terminated at December 31, 2003.

     During the quarter and nine months ended December 31, 2002, we recorded net reductions in restructuring accruals of $0.2 million and $7.2 million. Results for the nine months ended December 31, 2002 included $12.2 million in reversals of accruals as a result of a modification to our Medical-Surgical Solutions segment’s distribution center strategy, which was partially offset by $6.0 million of charges associated with the planned closure of a distribution center and additional facility closure costs for a prior year restructuring plan within our Pharmaceutical Solutions segment.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     The following table summarizes restructuring activities for the nine months ended December 31, 2003:

	Pharmaceutical		Medical-Surgical		Information
	Solutions		Solutions		Solutions		Corporate

		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Total

Balance, March 31, 2003	$—	$8.1	$1.7	$4.0	$0.9	$3.0	$14.0	$31.7
Current period expenses	0.2	0.2	2.0	—	—	—	3.3	5.7
Adjustment to prior years’ expenses	—	(1.0)	(0.4)	(1.0)	(0.1)	(0.1)	—	(2.6)

Total expenses	0.2	(0.8)	1.6	(1.0)	(0.1)	(0.1)	3.3	3.1
Cash expenditures	(0.2)	(1.4)	(0.3)	(1.3)	(0.7)	(0.8)	(5.2)	(9.9)

Balance, December 31, 2003	$—	$5.9	$3.0	$1.7	$0.1	$2.1	$12.1	$24.9

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Information Solutions segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, decreased to $62.9 million at December 31, 2003 from $86.9 million at March 31, 2003. Reductions in the allowance were due to a reversal of $19.7 million of the allowance into operating expenses in the second quarter of 2004 due to favorable settlements and continued negotiations with affected customers, and $0.9 million and $3.4 million of cash and non-cash settlements. In addition, during the third quarter of 2003, we reversed $22.3 million of the allowance into operating expenses also due to favorable settlements and negotiations with affected customers. Total cash and non-cash settlements of $44.1 million and $86.2 million have been incurred since the inception of the restructuring plan. Although the timing and final outcome of remaining customer settlements cannot be determined, we believe that any additional liability and related expenditures will not have a material adverse effect on our financial position, results of operations or cash flows.

5.     Contract Losses

     During the third quarter of 2003, we recorded a contract loss provision of $51.0 million to recognize expected losses for certain multi-year contracts within our Information Solutions’ international business. Additionally, during the third quarter of 2004, we recorded an incremental $20.0 million loss provision. The contract losses are reflected in cost of sales in the accompanying condensed consolidated statement of operations. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined. These provisions are subject to change as additional information is obtained and as the contracts progress toward completion.

6.     Income Taxes

     During the quarter ended December 31, 2003, we recorded a $7.9 million income tax benefit arising from settlements and adjustments with various taxing authorities. The nine months ended December 31, 2003 also reflects a $15.3 million income tax benefit relating to favorable tax settlements with the U.S. Internal Revenue Service. This benefit, which was not previously recognized by the Company, resulted from the filing of amended tax returns by our subsidiary McKesson Information Solutions (formerly known as HBO & Company (“HBOC”)) for the years ended December 31, 1997 and 1998.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

7.     Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the nine months ended December 31, 2003 are as follows:

	Pharmaceutical	Medical-Surgical	Information
(In millions)	Solutions	Solutions	Solutions	Total

Balance, March 31, 2003	$307.1	$686.5	$360.6	$1,354.2
Goodwill acquired	30.2	—	1.7	31.9
Translation adjustments	3.2	—	13.9	17.1

Balance, December 31, 2003	$340.5	$686.5	$376.2	$1,403.2

     Information regarding other intangibles is as follows:

	December 31,	March 31,
(In millions)	2003	2003

Customer lists	$95.6	$89.9
Technology	62.5	58.7
Trademarks and other	22.5	21.5

Total other intangibles, gross	180.6	170.1
Accumulated amortization	(91.5)	(74.8)

Total other intangibles, net	$89.1	$95.3

     Amortization expense of other intangibles was $5.5 million and $15.2 million for the quarter and nine months ended December 31, 2003 and $4.7 million and $13.2 million for the comparable prior year periods. The weighted average remaining amortization periods for customer lists, technology, and trademarks and other intangible assets at December 31, 2003 were: 7.6 years, 4.5 years and 5.0 years. As of December 31, 2003, estimated future annual amortization expense for these assets is as follows: $20.0 million, $19.4 million, $14.3 million, $13.8 million and $10.2 million for 2004 through 2008, and $12.7 million thereafter. At December 31, 2003, there were $13.9 million of other intangibles not subject to amortization.

8.     Financing Activities

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

     At December 31, 2003, $217.6 million of short-term borrowings were outstanding. No amounts were outstanding or utilized under the revolving receivables sale facility at December 31, 2003 and March 31, 2003.

     In addition, during the quarter and nine months ended December 31, 2003, we sold customer lease receivables from our Pharmaceutical Solutions segment for cash proceeds of $7.0 million and $42.2 million. The sales of these receivables resulted in pre-tax gains of $0.5 million and $3.0 million. During the quarter and nine months ended December 31, 2002, we sold customer lease receivables from the same segment for cash proceeds of $117.9 million, which resulted in a pre-tax gain of $5.3 million. These gains are included in Other Income in the condensed consolidated statements of operations.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

9.     Long-Term Debt

     In February 1997, we issued 5% Convertible Junior Subordinated Debentures (the “Debentures”) in an aggregate principal amount of $206,186,000. The Debentures, which are included in long-term debt, mature on June 1, 2027, bear interest at an annual rate of 5%, payable quarterly, and are currently redeemable by us at 102.0% of the principal amount. The Debentures were purchased by the Trust, which is wholly owned by the Company, with proceeds from its issuance of four million shares of preferred securities to the public and 123,720 common securities to us. These preferred securities are convertible at the holder’s option into the Company’s common stock. The Debentures represent the sole assets of the Trust.

     Holders of the preferred securities are entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security is convertible at the rate of 1.3418 shares of the Company’s common stock, subject to adjustment in certain circumstances. The preferred securities will be redeemed upon repayment of the Debentures and are callable by us on or after March 4, 2000, in whole or in part, initially at 103.5% of the liquidation preference per share, and thereafter at prices declining at 0.5% per annum to 100% of the liquidation preference on and after March 4, 2007 plus, in each case, accumulated, accrued and unpaid distributions, if any, to the redemption date.

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

10.     Stockholders’ Equity

     In 2001, the Company’s Board of Directors approved a program to repurchase up to $250.0 million of the Company’s common stock in open market or private transactions. During the nine months ended December 31, 2003, we repurchased 3.9 million shares having an aggregate cost of $115.3 million, which effectively completes the 2001 program. On October 30, 2003, the Company’s Board of Directors approved a new program to repurchase up to $250.0 million of additional common stock of the Company. Repurchased shares will be used for general corporate purposes.

     Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions)	2003	2002	2003	2002

Net income	$120.2	$134.3	$432.3	$376.4
Unrealized loss on marketable securities and investments	(0.2)	(0.1)	—	(1.4)
Net gain (loss) on derivative instruments	—	0.3	—	(0.8)
Foreign currency translation adjustments	32.9	5.1	55.2	2.4

Comprehensive income	$152.9	$139.6	$487.5	$376.6

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

11.     Financial Guarantees and Warranties

     Financial Guarantees. We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At December 31, 2003, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $167 million and $61 million of which a nominal amount had been accrued for these guarantees.

     During the second quarter of 2004, a Pharmaceutical Solutions customer announced its bankruptcy. Accordingly, we reviewed all amounts owed to us from this customer as well as financial guarantees provided to third parties in favor of this customer, and as a result, we increased our provision for doubtful accounts by $30.0 million.

     At December 31, 2003, we had commitments to provide $3.9 million of cash contributions and $9.8 million of other commitments to our equity-held investments, for which no amounts had been accrued. In addition, our banks and insurance companies have issued $65.6 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

12.     Litigation

Accounting Litigation

     In our annual report on Form 10-K for the year ended March 31, 2003, and in our quarterly reports on Form 10-Q for the quarters ended June 30, 2003, and September 30, 2003, we reported on numerous legal proceedings including, but not limited to, those arising out of our announcement on April 28, 1999 regarding accounting improprieties at HBOC, now known as McKesson Information Solutions Inc. (the “Accounting Litigation”). Since the date of those reports the only significant developments in legal proceedings involving the Company were as follows:

     In the previously reported action captioned In re McKesson HBOC, Inc. Securities Litigation, (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”), the parties have agreed, subject to approval by the Court, that trial will commence on September 12, 2005 (subject to the parties’ right to seek a modification of the trial date). On November 21, 2003, lead plaintiff New York State Common Retirement Fund (“NYSCRF”) filed a renotice of its motion for class certification, and on January 16, 2004, we filed an opposition to that motion. The hearing on class certification is scheduled for March 12, 2004.

     Plaintiff’s claim for unpaid commissions was recently settled in the previously-reported action captioned Drake v. McKesson Corp., et. al., (Fulton County, Georgia No, 01VS026303A), and we expect those claims to be dismissed by the court in the near future. Plaintiff has agreed to withdraw his remaining claims and not to file a new action.

     In the previously-reported action, Ash, et. al. v. McCall, (Civil Action No. 17132), on October 30, 2003, the Court granted the plaintiffs leave to file a Fourth Amended Complaint and changed the caption of the case to Saito, et. al. v. McCall (Civil Action No. 17132). On December 15, 2003, the defendants filed motions to dismiss the Fourth Amended Complaint. A hearing for consideration of those motions has not yet been scheduled.

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

Other Litigation

     On January 21, 2004, AmerisourceBergen Drug Corporation (“AmerisourceBergen”) filed a bid protest and a request for injunctive relief, AmerisourceBergen Drug Corporation vs. U.S. Department of Veteran Affairs (Action No. 04-00063), in the United States Court of Federal Claims in connection with the December 31, 2003 award by the United States Department of Veteran Affairs (the “VA”) of Prime Vendor status to the Company for the supply of pharmaceutical products to the VA commencing April 1, 2004. We have moved to intervene in this action, and on January 22, 2004 that motion was granted by the Court. The Court has scheduled a February 9, 2004 hearing on the petition of AmerisourceBergen seeking to delay the commencement date of our contract with the VA for up to 90 days. The Court has provided in its scheduling order that a decision on the merits of the entire AmerisourceBergen bid protest will be rendered by March 31, 2004.

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)
(Unaudited)

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

     Financial information relating to our segments is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,

(In millions)	2003	2002	2003	2002

Revenues
Pharmaceutical Solutions	$17,248.5	$13,933.1	$48,646.4	$39,349.6
Medical-Surgical Solutions	689.1	692.6	2,063.4	2,059.7
Information Solutions	294.3	295.3	856.4	825.2

Total	$18,231.9	$14,921.0	$51,566.2	$42,234.5

Operating profit
Pharmaceutical Solutions (1)	$191.0	$241.0	$664.1	$687.2
Medical-Surgical Solutions	22.3	17.6	65.6	48.5
Information Solutions	20.6	15.1	83.9	58.5

Total	233.9	273.7	813.6	794.2
Corporate (2)	(40.5)	(39.8)	(116.1)	(121.8)
Interest expense	(29.4)	(30.4)	(87.6)	(96.0)

Income from continuing operations before income taxes	$164.0	$203.5	$609.9	$576.4

	December 31,	March 31,
(In millions)	2003	2003

Segment assets, at period end
Pharmaceutical Solutions	$12,545.5	$10,837.7
Medical-Surgical Solutions	1,478.4	1,450.2
Information Solutions	1,246.7	1,089.8

Total	15,270.6	13,377.7
Corporate
Cash, cash equivalents, and marketable securities	214.2	533.5
Other	470.0	446.7

Total	$15,954.8	$14,357.9

(1)	In the third quarter of 2004, we received $21.7 million as our share of a settlement of an antitrust class action brought against the manufacturers of a cardiac drug. The settlement was recorded in Other Income in the accompanying condensed consolidated statement of operations.

(2)	The quarter and nine months ended December 31, 2003 include $4.3 million and $12.8 million in gains on the sale of surplus properties.

McKESSON CORPORATION

FINANCIAL REVIEW
(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended			Nine Months Ended
	December 31,			December 31,

(In millions, except per share data)	2003	2002	Change	2003	2002	Change

Revenues
Excluding Sales to Customers’ Warehouses	$12,404.8	$10,913.9	14%	$35,517.1	$31,322.0	13%
Sales to Customers’ Warehouses	5,827.1	4,007.1	45	16,049.1	10,912.5	47

Total	$18,231.9	$14,921.0	22	$51,566.2	$42,234.5	22

Income from Continuing Operations Before Income Taxes	$164.0	$203.5	(19)%	$609.9	$576.4	6%
Net Income	$120.2	$134.3	(10)	$432.3	$376.4	15
Diluted Earnings Per Share	$0.41	$0.46	(11)	$1.46	$1.27	15

     Revenues for the third quarter of 2004 grew 22% to $18.2 billion, net income decreased 10% to $120.2 million and diluted earnings per share decreased 11% to $0.41 compared to the same period a year ago. For the nine months ended December 31, 2003, revenue increased 22% to $51.6 billion, net income increased 15% to $432.3 million and diluted earnings per share increased 15% to $1.46 compared to the nine months ended December 31, 2002.

     Excluding the items noted below, results for the quarter and nine months ended December 31, 2003 were impacted by several factors within our Pharmaceutical Solutions segment including strong revenue growth, an evolving business model that is contributing to reduced gross margins, shifts in timing of a number of pharmaceutical price increases, and delayed recognition of profit in our Automation business. Results were also positively impacted by improved operating profit in our Medical-Surgical Solutions and Information Solutions segments.

     Results for the quarter and nine months ended December 31, 2003 included the following significant items:

-	a $19.0 million reduction in operating profit primarily resulting from losses from a fixed price contract that has since been renegotiated and a bad debt provision in the Pharmaceutical Solutions segment’s pharmacy outsourcing business,

-	a $21.7 million increase in Pharmaceutical Solutions segment operating profit resulting from the cash proceeds for the settlement of an antitrust class action lawsuit brought against manufacturers of a cardiac drug,

-	a $20.0 million contract charge in our Information Solutions segment’s international operations, and

-	a $7.9 million income tax benefit resulting from certain tax settlements and adjustments.

     Results for the nine months ended December 31, 2003 included the following additional significant items:

-	a $30.0 million bad debt provision within our Pharmaceutical Solutions segment as a result of a customer bankruptcy,

-	a $19.7 million credit for the reversal of a portion of customer settlement reserves within our Information Solutions segment,

-	$12.8 million in gains on sale of Corporate surplus properties, and

-	a $15.3 million benefit for favorable tax settlements.

     Results for the quarter and nine months ended December 31, 2002 included a $51.0 million provision for expected losses on international contracts, partially offset by a $22.3 million credit for the reversal of a portion of customer settlement reserves within our Information Solutions segment.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

Results of Operations

     Revenues:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,

(In millions)	2003	2002	Change	2003	2002	Change

Pharmaceutical Solutions
Pharmaceutical Distribution & Services
U.S. Health Care	$10,221.8	$9,039.7	13%	$29,283.7	$25,913.8	13%
Canada	1,199.6	886.3	35	3,313.6	2,523.3	31

Total Direct Revenue	11,421.4	9,926.0	15	32,597.3	28,437.1	15
U.S. Health Care Sales to Customers’ Warehouses	5,827.1	4,007.1	45	16,049.1	10,912.5	47

Total Pharmaceutical Solutions	17,248.5	13,933.1	24	48,646.4	39,349.6	24

Medical-Surgical Solutions	689.1	692.6	(1)	2,063.4	2,059.7	—

Information Solutions
Software	56.2	61.8	(9)	167.2	157.6	6
Services	211.6	206.2	3	614.6	595.6	3
Hardware	26.5	27.3	(3)	74.6	72.0	4

Total Information Solutions	294.3	295.3	—	856.4	825.2	4

Total Revenues	$18,231.9	$14,921.0	22	$51,566.2	$42,234.5	22

Total Revenues Excluding Sales to Customers Warehouses	$12,404.8	$10,913.9	14%	$35,517.1	$31,322.0	13%

     Revenues increased by 22% to $18.2 billion and 22% to $51.6 billion during the quarter and nine months ended December 31, 2003 compared to the same periods a year ago. The increase was largely due to growth in our Pharmaceutical Solutions segment, which accounted for over 94% of consolidated revenues.

     Increases in U.S. healthcare revenues, excluding sales to customers’ warehouses, primarily reflect market growth rates and increased sales to institutional and independent pharmacy customers. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.

     Canadian pharmaceutical distribution revenues increased reflecting market growth rates, new business from manufacturers who formerly engaged in direct distribution activities and favorable foreign exchange rates. On a constant currency basis, revenues from our Canadian operations would have increased approximately 14% compared to the same periods a year ago.

     U.S. healthcare sales to customers’ warehouses increased primarily as a result of several new customer agreements. Sales to customers’ warehouses represent large volume sales of pharmaceuticals to major self-warehousing drugstore chains where we act as an intermediary in the order and subsequent delivery of products directly from the manufacturer to the customers’ warehouses. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business.

     Medical-Surgical Solutions segment revenues decreased slightly in the quarter and remained flat in the nine months as the decline in revenues in the acute care sector was almost fully offset by growth in our primary and extended care sectors. Third quarter 2004 revenues reflect the transition of the loss of the segment’s largest acute care customer.

     Information Solutions segment revenues remained constant in the third quarter and increased in the nine months. Revenues for 2004 reflect decreases in non-clinical solutions and longer installation periods required for certain large complex clinical implementations, which have the effect of delaying revenue recognition. Year-to-date revenues also include those from our July 2002 purchase of A.L.I. Technologies Inc. (“A.L.I.”). Additional information regarding the purchase of A.L.I. is contained in Financial Note 2, “Acquisitions and Divestiture,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Gross Profit:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,

(In millions)	2003	2002	Change	2003	2002	Change

Gross Profit
Pharmaceutical Solutions	$470.4	$487.6	(4)%	$1,529.0	$1,462.8	5%
Medical-Surgical Solutions	135.8	130.1	4	398.5	389.7	2
Information Solutions	127.6	109.9	16	404.5	365.2	11

Total	$733.8	$727.6	1	$2,332.0	$2,217.7	5

Gross Profit Margin
Pharmaceutical Solutions	2.73%	3.50%	(77)bp	3.14	3.72	(58	)bp
Medical-Surgical Solutions	19.71	18.78	93	19.31	18.92	39
Information Solutions	43.36	37.22	614	47.23	44.26	297
Total	4.02	4.88	(86)	4.52	5.25	(73)
Gross Profit Margin, Excluding Sales to Customers’ Warehouses
Pharmaceutical Solutions	4.12%	4.91%	(79)	4.69%	5.14%	(45)
Total	5.92	6.67	(75)	6.57	7.08	(51)

     Gross profit for the third quarter and the nine months ended December 31, 2003 increased 1% and 5%. As a percentage of revenues, excluding sales to customers’ warehouses, gross profit margin decreased 75 basis points and 51 basis points, primarily reflecting a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments, and a decline in the Pharmaceutical Solutions segment’s gross margin. These decreases were offset in part by improvements in our Medical-Surgical Solutions and Information Solutions segments.

     Gross margins for our Pharmaceutical Solutions segment were impacted by:

-	lower product sourcing and selling margins within our U.S. Pharmaceutical distribution business. The business model within the pharmaceutical distribution industry is evolving, including the ways in which distributors are being compensated by manufacturers. Certain types of vendor product incentives and sources of supply, such as inventory purchases on the secondary market, are not currently available to the major distributors, which are reducing our gross margins. Much of this change stems from the manufacturers’ desire to limit the amount of inventory in the channel. We continue to work actively with manufacturers through restructured distribution agreements to ensure that we are appropriately compensated for the services we provide,

-	partially offsetting the above decreases is the benefit of increased sales of generic drugs with higher margins,

-	an estimated $25 million resulting from shifts in the timing of a number of anticipated pharmaceutical price increases also within our U.S. Pharmaceutical distribution business. These price increases have since occurred and will impact fourth quarter results,

-	a deferral of approximately $16 million as the recognition of revenue was delayed due to contracting changes in our Automation business, and

-	an approximate $10 million loss primarily pertaining to a fixed price pharmacy outsourcing contract. This contract has been subsequently renegotiated with more favorable terms.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

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

     Operating Expenses and Other Income:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,

(In millions)	2003	2002	Change		2003	2002	Change

Operating Expenses
Pharmaceutical Solutions	$309.0	$269.1	15%		$912.7	$814.7	12%
Medical-Surgical Solutions	113.9	113.6	—		334.7	342.6	(2)
Information Solutions	107.2	95.4	12		322.0	308.8	4
Corporate	41.7	39.7	5		123.5	117.4	5

Total	$571.8	$517.8	10		$1,692.9	$1,583.5	7

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.79%	1.93%	(14	)bp	1.88%	2.07%	(19	)bp
Medical-Surgical Solutions	16.53	16.40	13		16.22	16.63	(41)
Information Solutions	36.43	32.31	412		37.60	37.42	18
Total	3.14	3.47	(33)		3.28	3.75	(47)
Operating Expenses, Excluding Sales to
Customers’ Warehouses, as a Percentage of Revenues
Pharmaceutical Solutions	2.71%	2.71%	—		2.80%	2.86%	(6)
Total	4.61	4.74	(13)		4.77	5.06	(29)
Other Income (Loss)
Pharmaceutical Solutions	$29.6	$22.5	32%		$47.8	$39.1	22%
Medical-Surgical Solutions	0.4	1.1	(64)		1.8	1.4	29
Information Solutions	0.2	0.6	(67)		1.4	2.1	(33)
Corporate	1.2	(0.1)	—		7.4	(4.4)	—

Total	$31.4	$24.1	30		$58.4	$38.2	53

     Operating expenses increased 10% and 7% in the quarter and nine months ended December 31, 2003 compared to the same period a year ago. Operating expenses as a percentage of revenues, excluding sales to customers’ warehouses, decreased mainly due to productivity improvements in operations. In addition, operating expenses for the nine months ended December 31, 2003, included a $30.0 million bad debt provision for a customer bankruptcy, a credit of $19.7 million pertaining to the reversal of our customer settlement reserves, and $12.8 million of gains on the sale of two surplus properties. Operating expenses for 2003 include a credit of $22.3 million pertaining to the reversal of our customer settlement reserves. Other income increased, primarily reflecting the receipt of a $21.7 million cash settlement for an antitrust class action lawsuit, however, for the third quarter this benefit was reduced in part by a decrease in gains on the sales of customer lease receivables and investments.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,

(In millions)	2003	2002	Change		2003	2002	Change

Segment Operating Profit (1)
Pharmaceutical Solutions	$191.0	$241.0		(21)%	$664.1	$687.2		(3)%
Medical-Surgical Solutions	22.3	17.6		27	65.6	48.5		35
Information Solutions	20.6	15.1		36	83.9	58.5		43

Total	233.9	273.7		(15)	813.6	794.2		2
Corporate Expenses	(40.5)	(39.8)		2	(116.1)	(121.8)		(5)
Interest Expense	(29.4)	(30.4)		(3)	(87.6)	(96.0)		(9)

Income from Continuing Operations Before Income Taxes	$164.0	$203.5		(19)	$609.9	$576.4		6

Segment Operating Profit Margin
Pharmaceutical Solutions	1.11%	1.73%	(62	)bp	1.37%	1.75%	(38	)bp
Medical-Surgical Solutions	3.24	2.54		70	3.18	2.35		83
Information Solutions	7.00	5.11		189	9.80	7.09		271
Total	1.28	1.83		(55)	1.58	1.88		(30)
Segment Operating Profit Margin for Pharmaceutical Solutions, Excluding Sales to Customers’ Warehouses	1.67%	2.43%		(76)	2.04%	2.42%		(38)
Total	1.89	2.51		(62)	2.29	2.54		(25)

(1)	Segment operating profit includes gross profit, net of operating expenses and other income for our three business segments.

     Excluding sales to customers’ warehouses, operating profit as a percentage of revenues decreased in our Pharmaceutical Solutions segment primarily reflecting the previously discussed decline in gross margins, offset in part by productivity improvements in operations and a $21.7 million cash settlement of an antitrust class action lawsuit brought against manufacturers of a cardiac drug. The decline also reflects a $9.0 million bad debt provision for the pharmacy outsourcing business, and a decrease in interest income, prior year gains on sale of customer lease receivables and investments; year-to-date results include an additional $30.0 million bad debt provision for a customer bankruptcy.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues increased primarily reflecting improvements in gross profit which are attributable to changes in customer mix. Year-to-date results also reflect a reduction in operating expenses. During the third quarter of 2004, $2.0 million of severance charges were recorded to implement a restructuring program. This program is intended to reduce expenses in order to help mitigate the reduction in operating profit due to the recent loss of a significant acute care customer. Operating profit for the nine months ended December 31, 2002 included an increase in bad debt expense of approximately $11.0 million which was almost fully offset by $10.9 million in reversals of prior year’s restructuring accruals as a result of a modification to the segment’s previous distribution center network consolidation plan.

     On January 19, 2004, we entered into a merger agreement (the “Merger Agreement”) providing for our acquisition, subject to the satisfaction of customary closing conditions, of all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for $12 per share or a total of approximately $40 million. MMC is an internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. On completion of the acquisition, financial results for MMC from the date of closing would be reflected as part of our Medical-Surgical Solutions segment. We have been advised that, on January 21, 2004, MMC received an indication of interest from a private investment firm in the form of a cash offer of $15 per share, subject to certain conditions, including completion of due diligence. Under the Merger Agreement, MMC has the right to terminate its agreement with us and accept a financially superior offer under certain circumstances. Accordingly, there can be no assurance that our proposed acquisition of MMC will be completed on the terms set forth in the Merger Agreement or at all.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Information Solutions segment’s operating profit as a percentage of revenues increased primarily reflecting greater sales of clinical software applications which have higher margins as well as a decrease in contract loss accruals. During the third quarter of 2003, we recorded a contract loss provision of $51.0 million to recognize expected losses for certain multi-year contracts within the segment’s international business and in the third quarter of 2004, we recorded an incremental $20.0 million contract loss provision. Operating profit for the quarter also benefited from better control of expenses. On a year-to-date basis, operating profit reflects a reversal of $19.7 million of customer settlement reserves due to favorable settlements and continued negotiations with affected customers partially offset by severance charges of $9.8 million primarily in the segment’s international business. Results for 2003 also include a $22.3 million reversal of customer settlement reserves.

     Corporate expenses, including other income, increased slightly for the quarter and decreased for the nine months. Expenses for the quarter reflect additional legal costs associated with our pending securities litigation, which was almost fully offset by a gain on the sale of a surplus property as well as minimal use of our receivable sales program which helped to control expenses. On a year-to-date basis, the reduction in expenses was primarily due to $12.8 million of gains on the sales of surplus properties and a reduction in impairment losses related to certain venture investments, partially offset by severance costs associated with the restructuring of our enterprise-wide information network support departments and additional legal costs for our pending securities litigation.

     Interest Expense: Interest expense decreased primarily due to lower average borrowings, including the repayment of $125.0 million of 6.55% notes in November 2002.

     Income Taxes: During the quarter ended December 31, 2003, we recorded an income tax benefit of $7.9 million relating to tax settlements made with various taxing authorities as well as other adjustments. During the nine months ended December 31, 2003, we also recorded an additional income tax benefit of $15.3 million relating to favorable tax settlements with the U.S. Internal Revenue Service. These latter settlements resulted from amended tax returns for the years ended December 31, 1997 and 1998 filed by our subsidiary, McKesson Information Solutions Inc. (formerly known as HBO & Company) and whereby the benefit of these tax assets was not previously recognized by the Company.

     The effective income tax rate excluding the above noted items for the nine months ended December 31, 2003 and 2002 was 32.9% and 34.0%. The reduction in our effective income tax rate is the result of a higher proportion of income being earned in foreign countries which have lower income tax rates.

     Discontinued Operations: Net loss from discontinued operations of $4.1 million for the nine months ended December 31, 2002 primarily reflects the loss on disposition of a marketing fulfillment business which we sold in September 2002.

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 298.7 million and 298.0 million for the third quarters of 2004 and 2003 and 299.0 million and 299.3 million for the nine months ended December 31, 2003 and 2002.

Financial Condition, Liquidity, and Capital Resources

     Net cash flow used for operating activities during the nine months ended December 31, 2003 was $275.8 million compared with a source of cash of $365.3 million for the same period a year ago. Operating activities for 2004 reflect increased working capital balances required to support our revenue growth as well as an increase in investment inventory. In addition, at December 31, 2003, no amount was utilized under our accounts receivable sales facility, compared with $900.0 million for the same period a year ago.

     Net cash used by investing activities was $197.7 million and $502.9 million during the nine months ended December 31, 2003 and 2002. Investing activities for 2004 include $42.2 million of proceeds from the sale of customer lease receivables, or $75.7 million less than the prior year. Results for 2003 include $347.0 million of cash paid for the acquisition of A.L.I.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Net cash provided by financing activities was $152.0 million during the nine months ended December 31, 2003 compared with a use of cash of $104.1 million for the same period a year ago. Financing activities for 2004 include an increase in the net issuance of debt of $317.5 million and the receipt of $21.8 million pertaining to the repayment of employee loans. Financing activities for 2004 also include the repurchase of 3.9 million shares of our common stock for $115.3 million, or $90.3 million more than the prior year, in connection with our previously announced stock repurchase program. This program allowed us to repurchase up to $250.0 million of shares of our common stock in open market or private transactions and was effectively completed in the third quarter of 2004. Since the inception of this program, we have repurchased 8.3 million shares. On October 30, 2003, the Company’s Board of Directors approved a new program to repurchase up to $250.0 million of additional common stock of the Company. Repurchased shares will be used for general corporate purposes.

Selected Measures of Liquidity and Capital Resources:

	December 31,	March 31,
(In millions)	2003	2003

Cash, cash equivalents and marketable securities	$214.2	$533.5
Working capital	3,707.3	3,278.4
Debt net of cash, cash equivalents and marketable securities	1,489.5	967.4
Debt to capital ratio (1)	25.5%	24.9%
Net debt to net capital employed (2)	23.1%	17.6%
Return on stockholders’ equity (3)	13.1%	12.3%

(1)	Ratio is computed as debt divided by debt and stockholders’ equity.

(2)	Ratio is computed as debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity.

(3)	Ratio is computed as net income divided by a five-quarter average of stockholders’ equity.

     Working capital primarily includes receivables, inventories, drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated working capital increased primarily as a result of our higher sales volume.

     The ratio of net debt to net capital employed increased primarily reflecting our investment in working capital. Return on stockholders’ equity increased primarily reflecting growth in our operating income in excess of the growth in working capital and other investments needed to fund the increase in revenue.

Credit Resources

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. In September 2003, we renegotiated our 364-day revolving credit agreement. With the exception that the facility was increased by $100.0 million to $650.0 million, the terms of the new agreement are substantially similar to those previously in place. This renewed facility expires in September 2004. We have a three-year $550.0 million revolving credit facility that expires in September 2005. These facilities are primarily intended to support our commercial paper borrowings. We also have a $1.1 billion revolving receivables sale facility, which was renewed in June 2003, the terms of which are substantially similar to those previously in place with the exception that the facility was increased by $150.0 million. At December 31, 2003, $217.6 million of short-term borrowings were outstanding. No amounts were outstanding or utilized under the revolving receivables sale facility at December 31, 2003 and March 31, 2003.

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of any debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At December 31, 2003, this ratio was 25.5% and we are in compliance with our other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates currently available.

McKESSON CORPORATION

FINANCIAL REVIEW (Concluded)
(Unaudited)

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

     In the third quarter of 2004, we implemented, on a retroactive basis, Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities.” The implementation did not have a material impact on our consolidated financial statements. Effects of the implementation are described in the above referenced Financial Note.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Among the factors that could cause actual results to differ materially are the following:

•	the resolution or outcome of pending shareholder litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including the impact of recently approved and potential future mandated benefits, changes in private and governmental reimbursement or in the delivery systems for healthcare products and services;

•	consolidation of competitors, suppliers and customers and the development of large, sophisticated purchasing groups;

•	the ability to successfully market both new and existing products domestically and internationally;

•	changes in customer mix;

•	timing of new to market brand and pharmaceutical product launches;

•	timing and amounts of ongoing customer settlements;

•	changes in manufacturers’ pricing, selling, inventory, distribution or supply policies or practices;

•	substantial defaults in payment by large customers;

•	material reduction in purchases or the loss of a large customer or supplier relationship;

•	challenges in integrating or implementing our software products, or the slowing or deferral of demand for these products;

•	the use of estimates used in accounting for contracts;

•	the malfunction or failure of our segments’ information systems;

•	tax legislation initiatives;

•	our ability to successfully identify, consummate and integrate acquired businesses;

•	changes in generally accepted accounting principles; and

•	general economic and market conditions.

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

Item 4. Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Financial Note 12, “Litigation,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

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

Form 8-K dated January 22, 2004 relating to a press release announcing the Company’s preliminary financial results for its third quarter of fiscal year 2004.

McKESSON CORPORATION

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: January 29, 2004	By	/s/ Jeffrey C. Campbell

Jeffrey C. Campbell
Senior Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees

Nigel A. Rees
Vice President and Controller