Form 10-K
period 2004-03-31
MCKESSON CORP
filed 2004-06-10
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2003, was approximately $9.7 billion.

     Number of shares of common stock outstanding on May 31, 2004: 292,806,817

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 28, 2004 are incorporated by reference into Part III of this report.

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1. Business

General

     McKesson Corporation (“McKesson,” the “Company,” the “Registrant,” or “we” and other similar pronouns), is a Fortune 16 corporation providing supply, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on our Web site (www.mckesson.com under the “Investors – SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”).

Business Segments

     We conduct our business through three segments. Through our Pharmaceutical Solutions segment, we are a leading distributor of ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also manufactures and sells automated pharmaceutical dispensing systems for hospitals and retail pharmacies, medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and payor services, consulting and outsourcing services to pharmacies and distribution of first-aid products in the United States. Our Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment, and provides logistics and related services within the United States. Our Information Solutions segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, as well as outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries. The Company’s strategy is to create strong, value-based relationships with customers, enabling us to sell additional products and services to these customers over time.

     In response to changes in our business environment, in April 2004 the Company reorganized certain businesses within these reportable segments. Our 2004 Form 10-K has been prepared based on operating segments in effect at March 31, 2004. Supplemental financial information regarding our operating segments under our new organizational structure is included under the caption “2005 Operating Segments” as presented in the Financial Review included in Part II, Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2004		2003		2002
Pharmaceutical Solutions	$65.6	94%	$53.2	93%	$46.3	93%
Medical-Surgical Solutions	2.7	4	2.8	5	2.7	5
Information Solutions	1.2	2	1.1	2	1.0	2

Total	$69.5	100%	$57.1	100%	$50.0	100%

     Pharmaceutical Solutions

     Our Pharmaceutical Solutions segment consists of the following businesses: Pharmaceutical Distribution, McKesson Canada Corporation, Automation, Medical Management, Specialty Pharmaceutical Services and ZEE® Medical. We also have a 22% interest in Nadro, S.A. de C.V. (“Nadro”).

     U.S. Pharmaceutical Distribution. This business supplies pharmaceuticals and other healthcare related products to more than 40,000 customers in three primary customer segments: national and regional retail chains, institutional

McKESSON CORPORATION

providers, and retail independent pharmacies.

     The U.S. Pharmaceutical Distribution business operates and serves over 30,000 locations through a network of 28 distribution centers, as well as a master distribution center and a repackaging facility, serving all 50 states. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, a Smithsonian award-winning technology, which integrates and tracks all internal functions, such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware, and radio frequency signals to provide our customers with industry leading order quality and fulfillment at up to 99.9% accuracy. Closed Loop DistributionSM, which integrates portable Palm technology with Acumax® Plus to give customers complete ordering and inventory control, and Supply Management OnlineSM, an Internet-based ordering, purchasing, third-party reconciliation and account management system, help ensure that our customers have the right products at the right time for their facilities and patients.

     Our investment in operational performance also includes Six Sigma – an analytical methodology that emphasizes setting high quality objectives, collecting data, and analyzing results to a fine degree in order to improve processes to reduce costs and errors. Furthermore, we are implementing information systems to help achieve greater consistency and accuracy both internally and for our customers.

     The U.S. Pharmaceutical Distribution business’ major value-added offerings, by customer group, include the following:

Retail Chains (drug stores, food/drug combinations, mail order pharmacies, and mass merchandisers) – Business solutions that help chains increase revenues and profitability:

•	Rx-PakSM – Bulk repackaging leverages our purchasing power and supplier relationships, offers pharmaceuticals at reduced prices, helps increase inventory turns and reduces working capital investment;

•	Central Fill – Improves pharmacy productivity and reduces costs by managing prescription refill volume remotely;

•	Inventory Management Solutions – Reduces inventory carrying costs through forecasting integrated with automated replenishment technologies; and

•	Re-Distribution Centers – Two large facilities which offer access to inventory for single source purchasing, including pharmaceuticals and biologicals.

Retail Independent Pharmacies – Marketing, merchandising, operational efficiencies and industry leadership that help pharmacists focus on patient care while improving profitability:

•	Valu-Rite® and Health Mart® – Networks of independent pharmacies that leverage group branding and purchasing power;

•	AccessHealth – Saves time and costs through comprehensive managed care and reconciliation assistance services;

•	McKesson OneStop Generics SM – Helps pharmacies maximize their cost savings with a broad selection of rebate-eligible generic drugs, lower up-front pricing and one-stop shopping; and

•	Pharma 360 – Profitability analysis tool that helps pharmacists measure and compare results with their local and national competitors.

Institutional Providers (hospitals and health systems, integrated delivery networks, clinics and other acute-care facilities, and long-term care providers) – Electronic ordering/purchasing and supply chain management systems that help improve efficiencies, save labor and improve capital:

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

McKESSON CORPORATION

     Automation. Manufactures and markets automated pharmacy and supply management systems and services to hospitals through its McKesson Automation Inc. unit and to retail pharmacies through its McKesson Automation Pharmacy Systems unit. Key products and services include:

McKesson Automation Inc.:

•	ROBOT-Rx™ system, a robotic pharmacy dispensing and utilization tracking system that enables hospitals to lower pharmacy costs while significantly improving the accuracy of pharmaceutical dispensing;

•	AcuDose-Rx™, a unit-based cabinet that automates the storage, dispensing and tracking of commonly used drugs in patient areas;

•	Admin-Rx™, a system that records, automates, and streamlines drug administration and medication information requirements through bar code scanning at the patient’s bedside;

•	Fulfill-Rx™, software that streamlines pharmacy inventory management and replenishment through connection with McKesson pharmaceutical distribution; and

•	SupplyScanSM, a solution that tracks consumption of medical supplies through secure cabinetry and bar-code scanning at point-of-use.

McKesson Automation Pharmacy Systems:

•	A wide range of pharmacy counting and weighing technologies including Baker Cells®, Baker Cassettes® and AccuMed™ powered by AutoLink™, modular counting and dispensing units, and the Baker Universal 2010™ and AccuCount™ , counting and weighing prescription scales;

•	AutoScript III® and AccuScript™ – Robotic dispensing system designed for accuracy and throughput with new, modular, variable capacity design;

•	Pharmacy 2000® – Productivity workflow software system that provides stand-alone reporting and prescription tracking value. It also drives automation systems in a logical task order to improve productivity throughout the prescription fulfillment process;

•	Productivity Station™ – An easy-to-use interactive workstation system for customers desiring a compact, multi-tasking automation unit; and

•	All APS technologies are designed for bar-coded accuracy, efficiency, productivity, reliability, speed and ease of use by the pharmacy staff.

     Medical Management. The following suite of services and software products is marketed to payors, employers and government organizations to help manage the cost and quality of care:

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

     Specialty Pharmaceutical Services. This business’ product-specific solutions are directed towards manufacturers, payors and physicians to enable delivery and administration of high-cost, often injectable, bio-pharmaceutical drugs used to treat patients with chronic disease. The business facilitates patient and provider access to specialty pharmaceuticals across multiple delivery channels (direct-to-physician wholesale, patient-direct specialty pharmacy dispensing, and access to retail pharmacy), provides clinical support and treatment compliance programs that help patients stay on complex therapies, and offers reimbursement, data collection and analysis services.

     ZEE® Medical. North America’s leading provider of first aid, safety, and training solutions, providing services to industrial and commercial customers. This business offers an extensive line of products and services aimed at maximizing headcount productivity and minimizing the liability and cost associated with workplace illnesses and injuries.

     Medical–Surgical Solutions

     Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, equipment, logistics and related services to healthcare providers that include hospitals, physicians’ offices, surgery centers, extended care facilities, and homecare sites through a network of 35 distribution centers within the U.S. This segment is the nation’s third largest distributor of medical-surgical supplies to hospitals (acute care) and is the leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care facilities and homecare sites (extended care). Supply Management On-

McKESSON CORPORATION

LineSM, an electronic ordering system, provides an advanced tool for ordering medical-surgical products over the Internet, and the segment’s Optipak® program allows physicians to customize ordering of supplies according to individual surgical procedure preferences.

     Information Solutions

     Our Information Solutions segment provides a comprehensive portfolio of software, support and services to help healthcare organizations improve patient safety, reduce the cost and variability of care, and better manage their resources and revenue stream. The segment markets its products and services to integrated delivery networks, hospitals, physician group practices, home health providers, managed care providers and payors. Approximately sixty percent of hospital-based integrated delivery networks in the U.S. use one or more products from this segment. The segment also sells its solutions internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, France, the Netherlands, Australia, New Zealand and Puerto Rico.

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

     Resource management. The segment’s resource management solutions consist of an integrated suite of applications that enhance an organization’s ability to forecast and optimize enterprise-wide use of resources (labor, supplies, equipment and facilities) associated with the delivery of care. These solutions help automate and link resource requirements to care protocols designed to increase profitability, enhance decision-making, and improve business processes.

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

McKESSON CORPORATION

management, revenue cycle processes, payroll processing, business office administration, and major system conversions.

Acquisitions, Investments and Divestitures

     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. These initiatives are detailed in Financial Notes 2 and 3 to the consolidated financial statements, “Acquisitions” and “Discontinued Operations and Other Divestitures,” appearing in this Annual Report on Form 10-K.

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

Intellectual Property

     The principal trademarks and service marks of the Pharmaceutical Solutions and Medical-Surgical Solutions segments include: ECONOLINK®, VALU-RITE®, Valu-Rite/CareMax®, McKesson OneStop GenericsSM, Health Mart®, ASK-A-NURSE®, Episode Profiler®, InterQual®, coSource®, ROBOT-Rx™, Autoscript™, Acumax® Plus, AcuDose-Rx™, AcuScan-Rx™, Admin-Rx™, Rx-PakSM, Pak Plus-Rx™, SelfPace™, Baker Cells™, Baker Cassettes™, Baker Universal™, Autoscript™, Pharmacy 2000™, Productivity Station™, CRMS™, Patterns Profiler™, CareEnhanceSM, Closed Loop DistributionSM, .com Pharmacy Solutions®, Fulfill-Rx™ , SupplyScanSM, Supply Management OnLineSM, Optipak®, Comets®, e-Comets™, MediNet™, OPTIMA®, and XVIII B Medi Mart®.

     The substantial majority of technical concepts and codes embodied in our Information Solutions segment’s computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to us. The principal trademarks and service marks for this segment are: HealthQuest®, Paragon®, Pathways 2000®, TRENDSTAR®, Horizon Clinicals™, HorizonWP®, Series 2000™, STAR 2000™ and PracticePoint®.

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

Other Information About the Business

     Customers. In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2004, sales to our largest customer, Rite Aid Corporation, and ten largest customers accounted for approximately 11% and 50% of our total consolidated revenues. At March 31, 2004, accounts receivable from Rite Aid

McKESSON CORPORATION

Corporation and our ten largest customers were approximately 8% and 50% of total accounts receivable. The majority of these revenues and accounts receivable are included in our Pharmaceutical Solutions segment.

     Research and Development. Our research and development (“R&D”) expenditures primarily consist of our investment in software development held for sale. We expended $230.4 million, $203.2 million, and $183.7 million for R&D activities in 2004, 2003 and 2002, and of these amounts, we capitalized 25%, 26% and 26%. R&D expenditures are incurred by our Information Solutions segment and our Medical Management and Automation businesses. Our Information Solutions segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals. We believe a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our R&D activities is included in Financial Note 1 to the consolidated financial statements, “Significant Accounting Policies,” appearing in this Annual Report on Form 10-K.

     Environmental Legislation. We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Item 3, “Legal Proceedings” of this Annual Report on Form 10-K. Other than any capital expenditures that may be required in connection with those legal matters, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2004 and is not expected to be material in the next year.

     Employees. On March 31, 2004, we employed approximately 24,600 persons compared to 24,500 in 2003 and 24,000 in 2002.

     Financial Information About Foreign and Domestic Operations and Export Sales. Information as to foreign operations is included in Financial Notes 1 and 21 to the consolidated financial statements, “Significant Accounting Policies” and “Segments of Business,” appearing in this Annual Report on Form 10-K.

Item 2. Properties

     Because of the nature of our principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 14 to the consolidated financial statements, “Lease Obligations,” appearing in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

     I. Accounting Litigation

     Since the announcements by the Company in April, May and July of 1999 that it had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company (“HBOC”) and now known as McKesson Information Solutions, Inc., were improperly recorded as revenue and reversed, as of March 31, 2004, ninety-one lawsuits have been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Arthur Andersen”).

     Federal Actions

     Sixty-seven of the above mentioned actions have been filed in Federal Court (the “Federal Actions”). All of the undismissed Federal Actions are pending before the Honorable Ronald M. Whyte of the United States District Court (the “Court”) for the Northern District of California. Federal Actions filed as class actions (excluding the Employee Retirement Income Security Act (commonly known as “ERISA”) actions discussed below) have been consolidated into a single action before Judge Whyte under the caption In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the “Consolidated Action”). As discussed below, some individual Federal Actions are also pending before Judge Whyte. By order dated December 22, 1999, Judge Whyte appointed the New York State

McKESSON CORPORATION

Common Retirement Fund as lead plaintiff (“Lead Plaintiff”) in the Consolidated Action and approved Lead Plaintiff’s choice of counsel.

     After the filing of three consolidated complaints and multiple motions by multiple defendants challenging the sufficiency of those complaints, the pleadings in the case have been set with respect to McKesson and HBOC (motions for reconsideration of prior dismissal orders issued by Judge Whyte have been filed by Arthur Andersen and Bear Stearns and remain pending). The operative complaint in the Consolidated Action is Lead Plaintiff’s Third Amended and Consolidated Class Action Complaint (“TAC”), filed on February 15, 2002. The TAC asserts claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Exchange Act in connection with the events leading to McKesson’s announcements in April, May and July 1999, and names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Arthur Andersen and Bear Stearns as defendants. The Section 10(b) claim alleges that McKesson and HBOC intentionally misstated the financial statements of HBOC or McKesson during the class period. The Section 14(a) claim alleges that the Joint Proxy Statement/Prospectus issued in connection with a McKesson subsidiary and HBOC merger (the “Merger”) contained material misstatements or omissions and that McKesson was negligent in issuing the Joint Proxy Statement/Prospectus with those misstatements. The TAC seeks unspecified damages and attorneys’ fees.

     By order dated January 6, 2003, Judge Whyte dismissed with prejudice the claim against the Company under Section 10(b) of the Exchange Act to the extent that claim was based on McKesson’s conduct or statements prior to the January 12, 1999 merger transaction with HBOC, denied the Company’s motion to dismiss the claim against the Company under Section 14(a) of the Exchange Act, and ordered the Company to answer the TAC. Following the Court’s January 6, 2003 orders, the following claims remained against McKesson and HBOC: (i) a claim against HBOC under Section 10(b) of the Exchange Act; (ii) a claim against McKesson under Section 10(b) of the Exchange Act with respect to post-Merger conduct only; and (iii) a Section 14(a) claim against McKesson, as described in the Court’s January 6, 2003 order. The Company and HBOC filed answers to the TAC on March 7, 2003, denying that the Company or HBOC had violated Section 10(b) or Section 14(a) or that they had any liability to the alleged plaintiff class.

     On March 7, 2003, Lead Plaintiff filed a motion for class certification seeking to certify a class consisting of (i) all persons and entities who purchased or otherwise acquired publicly traded securities of HBOC during the period from January 20, 1997, through and including January 12, 1999, (ii) all persons and entities who purchased or otherwise acquired publicly traded securities or call options, or who sold put options, of McKesson during the period from October 18, 1998 through and including April 27, 1999, and (iii) all persons and entities who held McKesson common stock on November 27, 1998 and still held those shares on January 12, 1999. Lead Plaintiff seeks an order appointing three representatives of this proposed class: (i) the Lead Plaintiff; (ii) City of Miami Beach General Employees Retirement Trust; and (iii) an individual investor named Donald Chiert. The hearing on class certification was held on March 12, 2004. Judge Whyte has not yet ruled on the motion for class certification. McKesson and HBOC have commenced the production of documents in the Consolidated Action and, pursuant to pretrial orders, merits depositions have begun. A trial is scheduled to commence on September 12, 2005.

     On January 11, 2001, McKesson filed an action in the Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for Company shares in the January 12, 1999 Merger, McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al. (Case No. C01-20021 RMW) (the “Complaint and Counterclaim”). In the Complaint and Counterclaim, the Company alleged that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, the Company sought to recover the “unjust enrichment” received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the Merger. The Company did not allege any wrongdoing by these shareholders. On January 9, 2002, Judge Whyte dismissed the Complaint and Counterclaim with prejudice. The Company appealed this ruling to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). On August 13, 2003, the Ninth Circuit affirmed Judge Whyte’s January 9, 2002, order dismissing the Complaint and Counterclaim.

     By order dated February 7, 2000, Judge Whyte coordinated with the Consolidated Action a class action alleging claims under ERISA, Chang v. McKesson HBOC, Inc. et al. (Case No. C-00-20030 RMW), and a shareholder derivative action that had been filed in the Northern District of California under the caption Cohen v. McCall et al. (Case No. C-99-20916 RMW) with the Consolidated Action. There has been no further significant activity in the Cohen action. By stipulated order dated April 30, 2003, no defendant or nominal defendant is required to respond to the complaint until notified by the plaintiff in writing with thirty days notice or upon further order of the Court. Recent developments in the Chang action are discussed below.

McKESSON CORPORATION

     Several individual actions have also been filed in, or transferred to, the Northern District of California. On November 12, 1999, an individual shareholder action was filed in the Court for the Northern District of California under the caption Jacobs v. McKesson HBOC, Inc., et al. (C-99-21192 RMW). The Plaintiffs in Jacobs are former HBOC shareholders who acquired their HBOC shares pursuant to a registration statement issued by HBOC prior to the Merger, and then exchanged their HBOC shares for McKesson shares in the Merger. Plaintiffs in Jacobs assert claims under federal and state securities laws and a claim for common law fraud. Plaintiffs seek unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. Judge Whyte’s December 22, 1999, order consolidated the Jacobs action with the Consolidated Action. With leave of the Court, the Jacobs plaintiffs amended their complaint, but the action remains stayed. On September 21, 2000 the plaintiffs in Jacobs v. McKesson HBOC, Inc. filed a new individual action entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW). The Jacobs complaint names only HBOC as a defendant and asserts claims under Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Exchange Act and various state law causes of action. The complaint seeks unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. This action has been assigned to Judge Whyte and consolidated with the Consolidated Action.

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

     On January 7, 2000, an individual action was filed in the Court for the Northern District of California under the caption Cater v. McKesson Corporation et al. (Case No. C-00-20327 RMW). The plaintiff is Terry Cater, a former employee of the Company who alleges that his options and restricted stock were substantially devalued as a result of the Merger and the subsequent drop in the Company’s stock price. Plaintiff in Cater asserts claims under the federal securities laws as well as claims for breach of good faith and fair dealing, fraud and negligent misrepresentation. Plaintiff seeks (i) unspecified special damages in excess of $50,000, (ii) unspecified general damages, (iii) prejudgment interest and (iv) reasonable attorneys’ fees. The case has been assigned to Judge Whyte and the parties stipulated to a stay pending the outcome of the motions to dismiss in the Consolidated Action.

     On February 7, 2000, an action entitled Baker v. McKesson HBOC, Inc., et al. (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. The same plaintiffs then filed a virtually identical parallel action in Louisiana State Court, Rapides Parish, under the caption Baker v. McKesson HBOC, Inc., et al (filed as Case No. 199018; Case No. CV-00-0522 after removal to federal court). Plaintiffs, former shareholders of Automated Prescription Services, allege claims under the federal securities laws, and claims for breach of fiduciary duty, misrepresentation and detrimental reliance. The state court action was removed to federal court and the two Baker cases have been transferred to the Northern District of California and consolidated with the Consolidated Action.

     On June 17, 2003, plaintiffs in the Baker cases filed a Second Amended Complaint (“SAC”) against McKesson, HBOC, various current or former officers or directors of McKesson or HBOC, Arthur Andersen and Bear Stearns. The SAC asserts claims against McKesson and HBOC under Section 14(a) of the Exchange Act, for common law breach of fiduciary duty (McKesson only), misrepresentation, and detrimental reliance. The SAC seeks damages in an unspecified amount. By stipulation of the parties and order of the Court, the Baker action is stayed and the defendants are not currently required to respond to the SAC.

     On July 27, 2001, an action was filed in the Court for the Northern District of California captioned Pacha, et al. v. McKesson HBOC, Inc., et al. (Case No. C01-20713 PVT). The Pacha plaintiffs allege that they were individual stockholders of McKesson stock on November 27, 1998, and assert that McKesson and HBOC violated Section 14(a) of the Exchange Act, and that McKesson, aided by HBOC, breached its fiduciary duties to plaintiffs by issuing a joint proxy statement in connection with the Merger which allegedly contained false and misleading statements or omissions. Plaintiffs name as defendants McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Bear Stearns and Arthur Andersen. The Pacha complaint seeks an award of compensatory and punitive damages in an unspecified amount and costs and expenses incurred in the action including reasonable attorneys’ fees. On November 13, 2001, Judge Whyte ordered Pacha consolidated with the Consolidated Action and stayed all further proceedings.

McKESSON CORPORATION

     Hess v. McKesson HBOC, Inc. et al., an action filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company (“Ephrata”) who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January 1999, was removed to federal court, transferred to the Northern District of California and consolidated with the Consolidated Action. Judge Whyte also stayed all further proceedings in Hess except for the filing of an amended complaint, which was filed on or about December 15, 2001 (the “Hess Amended Complaint”). The Hess Amended Complaint generally incorporates the allegations and claims asserted in the Consolidated Action and also includes various common law causes of action relating to McKesson’s acquisition of Ephrata. The Hess Amended Complaint seeks compensatory, punitive, general and special damages in an unspecified amount, rescission of the agreement with Ephrata, attorneys’ fees and costs. The Company is not currently required to respond to the Hess Amended Complaint.

     On June 28, 2001, the Chang plaintiffs filed an amended ERISA class action complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and The Chase Manhattan Bank (“Chase”). The amended complaint in Chang generally alleged that the defendants breached their ERISA fiduciary duties in connection with administering the McKesson HBOC Profit Sharing Investment Plan (the “PSI Plan”) and the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”). Plaintiffs in Chang are former employees of McKesson and participants in the PSI Plan, and purportedly seek relief under sections 404-405, 409 and 502 of ERISA on behalf of a class defined to include participants in the PSI Plan, including participants under the HBOC Plan, who maintained an account balance under the PSI Plan as of April 27, 1999, who had not received a distribution from the PSI Plan as of April 27, 1999, and who suffered losses as a result of the alleged breaches of duty.

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

     On June 3, 2002, Judge Whyte consolidated the Adams ERISA class action with the Chang ERISA class action. By order dated September 30, 2002 Judge Whyte dismissed the First Amended Complaint in the Chang action. Judge Whyte granted plaintiffs in Chang and Adams leave to file a consolidated and amended complaint under the caption In re McKesson HBOC, Inc. ERISA Litigation (Northern District of California No. C-02-0685 RMW) (the “ERISA Action”). On December 31, 2002, plaintiffs filed a consolidated amended complaint (the “CAC”) in the ERISA Action. The CAC generally alleges that McKesson and HBOC breached their fiduciary duties under ERISA, and that HBOC engaged in transactions prohibited by ERISA. Plaintiffs further allege that McKesson and HBOC are liable under principles of respondeat superior and agency for alleged breaches of fiduciary duties by other defendants. The CAC seeks to have the defendants restore to the HBOC Plan and McKesson Plan losses allegedly caused by their alleged breaches of fiduciary duty, equitable relief, attorneys’ fees, costs and expenses. On February 28, 2003, McKesson filed a motion to dismiss the CAC and HBOC filed motions to dismiss portions of the CAC. Judge Whyte has not yet issued a ruling on these motions.

     State Actions

     Twenty-four actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC (and others) in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements.

     Two of the State Actions are shareholder derivative actions: Ash, et al. v. McCall, et al., (Case No. 17132), filed in the Delaware Chancery Court and Mitchell v. McCall et al. (Case. No. 304415), filed in California Superior Court, City and County of San Francisco. McKesson is named as a nominal defendant only as no relief is sought against it in these actions. Plaintiffs in Mitchell agreed to defer any action by the court on McKesson’s motions

McKESSON CORPORATION

pending resolution of McKesson’s dismissal motion in Ash. On September 15, 2000, in the Ash case, the Court of Chancery dismissed all causes of action with leave to re-plead certain of the dismissed claims, and on January 22, 2001, the Ash plaintiffs filed a Third Amended Complaint. On October 30, 2003, the Court granted the plaintiffs leave to file a Fourth Amended Complaint and changed the caption of the case to Saito, et. al. v. McCall (Civil Action No. 17132). On December 15, 2003, the defendants filed motions to dismiss the Fourth Amended Complaint. A hearing has been scheduled for May 18, 2004, to consider the defendants’ motions to dismiss.

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

     In Yurick, the trial court sustained McKesson’s demurrer to the original complaint without leave to amend with respect to all causes of action except plaintiffs’ claims for common law fraud and negligent misrepresentation, which remain in the case. The complaint in Yurick seeks compensatory, general, special, punitive and consequential damages in an unspecified amount, prejudgment interest, costs and reasonable attorneys’ fees. On December 27, 2002, the Yurick action was assigned to Judge Mitchell, the presiding judge in the Oregon, Minnesota, Utah and Merrill Lynch actions.

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

     On March 13, 2003, Judge Mitchell overruled McKesson’s and HBOC’s demurrers to and motions to strike the CAAC in Oregon, Minnesota and Utah. On the same date, Judge Mitchell sustained in part and overruled in part McKesson’s and HBOC’s demurrers, and denied McKesson’s and HBOC’s motions to strike the amended complaint in Merrill Lynch. Following those orders, the following claims remain against McKesson and HBOC in the consolidated Oregon action: (i) under California law, for violation of California Corporations Code § 25000/25400, for violation of California Business and Professions Code § 17200 (against HBOC only), and for common law fraud and negligent misrepresentation, and (ii) under Georgia law, claims for conspiracy under Georgia’s RICO statute, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The CAAC seeks

McKESSON CORPORATION

compensatory, general, punitive and special damages, pre-judgment interest, post-judgment interest and reasonable attorneys’ fees. Following the Court’s March 13, 2003, orders and the Court’s June 18, 2003, order granting the plaintiffs’ motion for reconsideration, the following claims remain against McKesson and HBOC in the Merrill Lynch action: (i) under California law, for violation of California Corporations Code § 25000/25400, for violation of California Business and Professions Code § 17200 (against HBOC only), and for common law fraud, negligent misrepresentation, conspiracy and aiding and abetting, (ii) under New Jersey law, for violation of New Jersey’s RICO statute and conspiracy to violate New Jersey’s RICO statute, and (iii) under Georgia law, for violation of Georgia’s securities laws and violation of Georgia’s RICO statutes.

     On June 27, 2003, plaintiffs in the Merrill Lynch action filed a Third Amended Complaint (the “TAAC”) against McKesson, HBOC, various current or former officers or directors of McKesson or HBOC, and Arthur Andersen. Like the prior complaints in the Merrill Lynch action, the TAAC generally alleges that the defendants are liable under various statutory and common law claims in connection with the events leading to McKesson’s announcements in April, May and July of 1999. The TAAC asserts claims against McKesson and HBOC under California Corporations Code § 25400(d)/25500, California Business and Profession Code § 17200 (HBOC only), common law fraud, negligent misrepresentation, conspiracy and aiding and abetting, New Jersey RICO (McKesson only), conspiracy to violate New Jersey RICO, Georgia’s securities laws, and conspiracy to violate Georgia RICO. The TAAC seeks an award of restitution, compensatory damages and treble damages in an unspecified amount, and costs and expenses of litigation, including reasonable attorneys’ and experts’ fees.

     On July 25, 2003, McKesson and HBOC answered the Consolidated Complaint in Oregon, Minnesota and Utah, generally denying the allegations and any liability to plaintiffs. Also on July 25, 2003, McKesson filed cross-claims against all plaintiffs named in the Consolidated Complaint, alleging that if such parties exchanged HBOC shares in the Merger that were artificially inflated, as alleged by those parties in the Consolidated Complaint, then the exchange ratio for the Merger provided more shares to plaintiffs than would have otherwise been the case, and more shares than was just. The Company’s cross-claims against the plaintiffs seek judgments requiring plaintiffs to disgorge to the Company any “unjust enrichment.” On January 9, 2004, the court heard arguments on plaintiffs’ motion to dismiss McKesson’s cross-claims. The court has not yet issued a ruling on that motion.

     On September 26, 2003 the Merrill Lynch Plaintiffs filed a Fourth Amended Complaint (the “FAC”). The FAC adds Bear Stearns, General Electric Capital Corporation, Inc. (“GECC”), Computer Associates International, Inc. (“CAI”), and WebMD Corp. (“WebMD”) as defendants. The claims against GECC allege that GECC aided and abetted the alleged fraud at HBOC, conspired to commit fraud and made negligent misrepresentations. On December 30, 2003, McKesson and HBOC answered the FAC, generally denying the allegations and any liability to plaintiffs. Judge Mitchell has scheduled a trial date of November 28, 2005, in the consolidated Oregon, Minnesota, Utah and Merrill Lynch actions.

     Several individual actions have been filed in various state courts outside of California. Several of these cases have been filed in Georgia state courts. On October 24, 2000, an action was filed in Georgia State Court, Fulton County, captioned Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Case No. 00VS010469A). Plaintiffs in the Suffolk action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. Plaintiffs assert claims under Georgia’s securities and racketeering laws, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The Suffolk action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Arthur Andersen. Like the Consolidated Action, the claims in the Suffolk action generally arise out of the January 12, 1999 Merger, and the Company’s announcement of the need to restate its financial statements. Plaintiffs seek (i) compensatory damages of approximately $22 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Suffolk action in favor of the Consolidated Action on January 10, 2001. On August 2, 2001, the Court granted the motions to stay. Subsequently, however, in May 2003, the Court lifted the stay and directed the parties to coordinate discovery with that in the Consolidated Action and several other actions. Following the lifting of the stay, all Defendants filed motions to dismiss on various grounds, all of which were denied, except as to Defendant Pulido, whom Plaintiffs voluntarily dismissed. Discovery is now proceeding in coordination with the Consolidated Action.

     On November 1, 2000, an action was filed in Georgia State Court, Fulton County, captioned Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Case No. 00 VS 010801). Plaintiff in the Curran action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. The claims in the Curran action are identical to the claims in the Suffolk action. Plaintiff seeks (i) compensatory damages of approximately

McKESSON CORPORATION

$3 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Curran action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Arthur Andersen. The Company and HBOC separately answered the Complaint on January 9, 2001. The Company and HBOC moved for an order staying the Curran action in favor of the Consolidated Action on January 10, 2001. The Court granted the motions to stay on August 22, 2001. However, in September 2003, the court lifted the stay and transferred the action to the judge presiding over the previously-reported action captioned Suffolk Partners L.P. et al v. McKesson HBOC, Inc. et al, (Georgia State Court, Fulton County No. 00VS010469A). Discovery is now proceeding in coordination with the Consolidated Action.

     On December 12, 2001, an action was filed in Georgia State Court, Fulton County, captioned Drake v. McKesson Corp., et al. (Case No. 01VS026303A). Plaintiff in Drake is a former HBOC employee seeking lost commissions as well as asserting claims under Georgia’s securities and racketeering laws, and various common law causes of action. Plaintiff seeks (i) approximately $300,000 in unpaid commissions, (ii) unspecified compensatory, consequential, actual, exemplary, and punitive damages, and (iii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ fees. The Drake action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The parties entered into a Consent Order for Partial Stay on February 27, 2002, which stayed Plaintiff’s Georgia securities law, fraud and RICO claims. On March 4, 2002, McKesson and McKesson Information Solutions Inc. separately filed their answers. Following discovery, the case was settled and Plaintiff filed a dismissal with prejudice on March 5, 2004.

     Two similar Georgia actions have been consolidated for purposes of discovery and may be consolidated for purposes of trial. On January 31, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al. (Case No. 2002-CV-48407). Plaintiffs in the Green action are former HBOC shareholders. Plaintiff Holcombe Green was also a former officer, chairman and director of HBOC. On February 6, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Hall Family Investments, L.P. v. McKesson, Inc. et al. (Case No. 2002-CV-48612). Plaintiff in the Hall action is a former HBOC shareholder. One of the limited partners of the Hall Plaintiff is Nancy Hall Green, the wife of Holcombe Green. The complaints in the Green and Hall actions are substantially identical. In each action, Plaintiffs asserted claims for common law fraud and fraudulent conveyance and named as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. In each action, plaintiffs seek compensatory damages in excess of $100 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. The Company and HBOC filed their respective answers and counterclaims on April 22, 2002. HBOC also filed a third party complaint against Holcombe Green for indemnification. The Company and HBOC also filed motions to stay and dismiss. The Court denied the motions to stay, and partially granted the motions to dismiss, dismissing Plaintiffs’ claims for fraudulent conveyance. Plaintiffs moved to dismiss the counterclaims filed by the Company and HBOC, and the Court denied those motions. Discovery is under way and will proceed for some time. The trial court granted Plaintiffs’ motion to compel the production of certain work product materials, and the Georgia Court of Appeals affirmed. The Company has filed a petition for discretionary review in the Georgia Supreme Court, and Plaintiffs have filed an opposition to that petition.

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

     The United States Attorney’s Office for the Northern District of California (“USAO”) and the SEC are conducting investigations into the matters leading to the restatement. On May 15, 2000, the USAO filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC officer, Albert J. Bergonzi, United States v. Bergonzi, et al. (Case No. CR-00-0505). On that same date, a civil complaint was filed by the SEC against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa Securities and Exchange Commission v. Gilbertson, et al. (Case No. C-00-3570). Mr. DeRosa has settled with the SEC without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury

McKESSON CORPORATION

returned a superseding indictment in the Northern District of California against Messrs. Gilbertson and Bergonzi, United States v. Bergonzi, et al. (Case No. CR-00-0505), and on June 4, 2003, a second superseding indictment was unsealed which added new charges against Mr. Bergonzi and which also charged both former Chairman of the Board of HBOC and the Company, Charles W. McCall, and former HBOC General Counsel, Jay Lapine, with various securities law violations. Also on June 4, 2003, the USAO announced the filing of agreements with Messrs. Gilbertson, DeRosa and former HBOC Senior Vice President for Finance, Timothy Heyerdahl, to plead guilty to various securities law violations (Case Nos. CR-00-0505, CR-00-0213 and CR-01-0002, respectively). The USAO has informed the Company that it is not now nor has it ever been a subject or target of the USAO’s investigation.

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

     On April 24, 2003, Gilbertson entered into a written plea agreement with the USAO in which he pled guilty to conspiracy to commit securities fraud and making false statements in a document filed with the SEC. On October 16, 2003, Bergonzi entered into a written plea agreement with the USAO in which he pled guilty to securities fraud and conspiracy to commit securities fraud. On March 30, 2004, the USAO filed a three count indictment against former McKesson Executive Vice President and Chief Financial Officer, Richard H. Hawkins, charging him with conspiracy to commit securities and wire fraud, securities fraud, and making false statements to an accountant. On March 31, 2004, Mr. Hawkins pled not guilty to the charges.

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

     Product Liability Litigation and Other Claims

     Our subsidiary, McKesson Medical-Surgical Inc., is one of many defendants in approximately 24 cases in which plaintiffs claim they were injured due to exposure, over many years, to latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical Inc. Efforts to resolve tenders of defense to its suppliers are continuing and final agreements have been reached with two major suppliers. McKesson Medical Surgical Inc.’s insurers are providing some coverage for these cases, subject to applicable deductibles.

     We, along with more than 100 other companies, have been named in a lawsuit brought in 2000 by the Lemelson Medical, Educational & Research Foundation (the “Foundation”) alleging that we and our subsidiaries are infringing seven (7) U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. Due to the pendency of earlier litigation brought against the Foundation by the manufacturers of bar code devices attacking the validity of the patents at issue, the court stayed the suit against us until the conclusion of the earlier case, including any appeals that may be taken. The trial in this earlier case concluded in January 2003 and the court subsequently ruled that each of the patents at issue was invalid due to prosecutorial laches. An appeal by the Foundation to the Federal Circuit Court of Appeals is anticipated. While the suit against the Company was stayed, the U.S. Patent and Trademark Office granted petitions for reexamination of three of the seven patents asserted by the Foundation against the Company. The reexamination will determine, among other things, whether these patents have expired.

McKESSON CORPORATION

Each of the remaining four patents in the action has already expired by its own terms, or by the Foundation disclaiming the remaining portion of the patent’s life.

     We, through our former McKesson Chemical Company division, are named in approximately 66 cases involving the alleged distribution of asbestos. These cases typically involve multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1986 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar is currently defending us but has raised questions concerning the extent of its obligations under the indemnification agreement. Discussions with Univar on that subject are ongoing. We have not paid or incurred any costs or expenses in connection with these actions to date; and we continue to look to Univar for defense and full indemnification of these claims. In addition, we believe that, if necessary, a portion of these claims would be covered by insurance.

     On January 21, 2004, AmerisourceBergen Drug Corporation (“AmerisourceBergen”) filed a bid protest and a request for injunctive relief, AmerisourceBergen Drug Corporation vs. U.S. Department of Veteran Affairs (Action No. 04-00063), in the United States Court of Federal Claims in connection with the December 31, 2003 award by the United States Department of Veteran Affairs (the “VA”) of Prime Vendor status to the Company for the supply of pharmaceutical products to the VA commencing April 1, 2004. We successfully moved to intervene in this action. On February 9, 2004, the parties stipulated and the Court ordered a delay in the commencement date of the VA contract to a date 45 days following the Court’s decision on the merits of the AmerisourceBergen protest. On March 31, 2004, the Court issued its decision rejecting AmerisourceBergen’s bid protest and ordering the dismissal of the complaint. Pursuant to the terms of the Court’s February 9th order, the Company’s performance under the Prime Vendor contract commenced on May 10, 2004.

     The U.S. Attorney’s Office for the Southern District of Illinois (“USAOI”) is conducting an industry-wide civil and criminal investigation into the marketing, sale and Medicare reimbursement of enteral nutritional products (“Products”). The Products are sold by the extended care business conducted by our subsidiary, McKesson Medical-Surgical Minnesota Inc. (“Minnesota Supply”). The USAOI has indicated that the Company and two employees of Minnesota Supply are subjects of the investigation. In July of 2003, the USAOI announced indictments of the two employees on charges of mail fraud, conspiracy, and violation of the anti-kickback statute. The employees were subsequently placed on leave pending resolution of the charges. We continue to cooperate with the investigation.

     On May 4, 2004, a judgment was entered against the Company in Charlene Roby vs. McKesson HBOC, Inc. et al, (Action No. CV01-573), pending in the Superior Court of Yolo County, California on claims by a former employee for wrongful termination, disability discrimination and harassment and against a Company employee defendant on the harassment claim only. The jury awarded plaintiff $3.5 million in compensatory damages against the Company and $0.5 million in compensatory damages against the individual employee. Punitive damages of $15.0 million were assessed against the Company. The Company will seek reduction or reversal of this judgment through post-trial motions, and through an appeal, if necessary. If these efforts are not successful, this judgment could have an adverse impact on our consolidated financial statements.

     Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial action purportedly required to address environmental conditions alleged to exist at six sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, we were recently one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these six sites. Although the Company’s potential allocation under either directive cannot be determined at this time, we have agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these six sites is $12.9 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on

McKESSON CORPORATION

agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $12.9 million is expected to be paid out between April 2004 and March of 2028. Our liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.

     In addition, we have been designated as a PRP under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 26 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 26 sites is approximately $2 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

     The potential costs to us related to environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of our liability in proportion to that of other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties.

     While it is not possible to determine with certainty the ultimate outcome of any of the litigation or governmental proceedings discussed under this section II, “Other Litigation and Claims”, we believe based on current knowledge and the advice of our counsel that, except as otherwise noted, such litigation and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

     III. Contingency

     In 2002, we entered into a $500 million, ten year contract with the National Health Services Information Authority (“NHS”), an organization of the British government charged with the responsibility of delivering healthcare in England and Wales. The contract engages the Company to develop, implement and operate a human resources and payroll system at more than 600 NHS locations.

     To date, there have been delays to this contract which have caused increased costs and a decrease in the amount of time in which we can earn revenues. These delays have adversely impacted the contract’s projected profitability and no material revenue has yet been recognized on this contract. As of March 31, 2004, our consolidated balance sheet includes an investment of approximately $76 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. While we believe it is likely that we can deliver and operate an acceptable system and recover our investment in this contract, we are currently negotiating with the NHS to amend certain key terms and conditions in the contract, and there is no certainty we will agree on an updated implementation plan. We expect this negotiation to be completed in the second half of calendar year 2004. However, the timing and the outcome of these negotiations is uncertain and failure to reach agreement on an updated implementation plan and amend certain key contract terms and conditions, and/or further delays in the implementation may result in losses that could be material. Even if we agree on amended contract terms and conditions and an updated implementation plan, it is possible that the terms of that agreement may result in the impairment of our net assets related to the contract as well as substantial penalties and charges, which could have a material adverse impact on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2004.

McKESSON CORPORATION

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

Name	Age	Position with Registrant and Business Experience
John H. Hammergren	45	Chairman of the Board since July 31, 2002; President and Chief Executive Officer since April 1, 2001; Co-President and Co-Chief Executive Officer from July 1999 to April 1, 2001 and a director since July 1999. Formerly Executive Vice President, President and Chief Executive Officer of the Supply Solutions Business (January-July 1999); Group President, McKesson Health Systems (1997-1999) and Vice President of the Company since 1996. Service with the Company – 9 years.

Jeffrey C. Campbell	43	Executive Vice President and Chief Financial Officer since April 2004, Chief Financial Officer since December 2003, Senior Vice President since January 2004. Senior Vice President and Chief Financial Officer, AMR Corporation (2002-2003), Vice President Europe (2000-2002), Vice President Corporate Development and Treasurer (1998-2000), various AMR management positions beginning 1990. Service with the Company – 5 months

Paul C. Julian	48	Executive Vice President, Group President since April 2004; Senior Vice President since August 1999, and President of the Supply Solutions Business since March 2000; Group President, McKesson General Medical (1997-2000); Executive Vice President, McKesson Health Systems (1996-1997). Service with the Company – 8 years.

Paul E. Kirincic	53	Executive Vice President, Human Resources since April 2004, Senior Vice President, Human Resources since January 2001; Vice President, Human Resources, Consumer Health Sector, Warner Lambert (1998-2001); Vice President, Human Resources, Whirlpool Europe, Whirlpool Corporation (1996-1998). Service with the Company – 3 years.

Ivan D. Meyerson	59	Corporate Secretary since April 1999, Executive Vice President and General Counsel since April 2004, and Senior Vice President and General Counsel since January 1999; Vice President and General Counsel (1987-January 1999). Service with the Company – 26 years.

Marc E. Owen	44	Executive Vice President, Corporate Strategy and Business Development since April 2004, Senior Vice President, Corporate Strategy and Business Development since October 2001; consultant to the Company April 2001-September 2001, when he joined the Company; President and CEO, MindCrossing (April-November 2000); Senior Partner, McKinsey and Company (1987-2000). Service with the Company – 3 years.

Pamela J. Pure	42	Executive Vice President, President, McKesson Provider Technologies since April 2004; McKesson Information Solutions, Chief Operating Officer (2002-2004), Group President (2001-2002), Chief Operating Officer, Channel Health (1999-2001). Service with the Company – 3 years.

Cheryl T. Smith	52	Executive Vice President and Chief Information Officer since April 2004, Senior Vice President and Chief Information Officer since October 2002; Senior Vice President and Chief Information Officer, KeySpan Corporation and President, KeySpan Technologies, Inc. (1998-August 2002); Vice President, IS – Strategic Systems, Verizon, Inc. (1994-1998). Service with the Company – 2 years.

McKESSON CORPORATION

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information. The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”). The Company’s common stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter are included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.

(b)	Holders. The number of record holders of the Company’s common stock at March 31, 2004 was 12,049.

(c)	Dividends. Dividend information is included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.

(d)	Share Repurchase Plans. The following table details share repurchases during the fourth quarter:

	Share Repurchases (1), (2)
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(In millions except price per share)	Shares Purchased	Paid Per Share	Programs	Programs
January 1, through January 31, 2004	0.6	$29.19	0.6	$232.6
February 1 through February 29, 2004	0.9	29.19	0.8	208.6
March 1, through March 31, 2004	—	—	—	208.6

Quarter ended March 31, 2004	1.5	$29.19	1.4	$208.6

(1)	On July 26, 2000 and October 30, 2003, the Company’s Board of Directors approved plans to repurchase up to $250.0 million per plan of the Company’s common stock. These plans have no expiration date. In the fourth quarter of 2004, the Company effectively completed its July 26, 2000 plan.

(2)	The Company repurchased 0.1 million of its common stock outside of its previously announced plans. These repurchases were primarily the result of common stock being surrendered by employees for purposes of payment of income taxes relating to the exercise of stock options.

Item 6. Selected Financial Data

     Selected financial data is presented in the Five-Year Highlights section of this Annual Report on Form 10-K.

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

\

McKESSON CORPORATION

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our proxy statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “10-K Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial expert is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement. Information about the Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Controller and Financial Managers (“Senior Financial Managers Code”) can be found on our Web site, www.mckesson.com under the Governance tab. The balance of the information required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Item 4 of Part I of this 2004 Form 10-K.

     The Company’s Board of Directors has adopted Corporate Governance Guidelines which can be found on our Web site under the Governance tab.

     Stockholders may request a copy of the Senior Financial Managers Code or the Corporate Governance Guidelines from:

Corporate Secretary McKesson Corporation One Post Street, 33rd Floor San Francisco, CA 94104 (800) 826-9360

Item 11. Executive Compensation

     Information with respect to this item is incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement.

McKESSON CORPORATION

     The following table sets forth information as of March 31, 2004 with respect to the plans under which the Company’s common stock is authorized for issuance:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	the first column )
Equity compensation plans approved by security holders(1)	22,438,323	$48.71	11,424,538 (2)
Equity compensation plans not approved by security holders(3),(4)	38,544,322	$34.77	11,702,104

Total	60,982,645	$39.91	23,126,642

(1)	Includes the 1973 Stock Purchase Plan, the 1994 Stock Option and Restricted Stock Plan, the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan and the Employee Stock Purchase Plan (“ESPP”).

(2)	Includes 4,951,576 shares which remained available for purchase under the ESPP at March 31, 2004. On April 30, 2004, a purchase of shares occurred on behalf of participants reducing the number of shares available under the ESPP to 4,329,778.

(3)	Includes the broad-based 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan, the 1999 Executive Stock Purchase Plan, a small assumed sharesave scheme (similar to the ESPP) in the United Kingdom (the “U.K. Sharesave Scheme”) and two stock option plans.

(4)	As a result of acquisitions, the Company currently has 18 assumed option plans under which options are exercisable for 4,244,903 shares of Company common stock. No further awards will be made under any of the assumed plans and information regarding the assumed options is not included in the table above.

     The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the Directors’ Plan (defined below) which is administered by the Committee on Directors and Corporate Governance.

     1994 Stock Option and Restricted Stock Plan (the “1994 Plan”): The 1994 Plan was adopted by the Board of Directors in 1994 and provides for the grant of approximately 41.2 million shares, which includes awards granted under predecessor plans, in the form of nonqualified stock options, incentive stock options with or without tandem stock appreciation rights (“SARs”), restricted stock, or restricted stock units (“RSUs”). Options granted under the 1994 Plan are generally subject to the same terms and conditions as those granted under the 1999 Plan, discussed below, except that under the 1994 Plan only executive officers of the Company are eligible to receive option grants. The 1994 Plan expires in October 2004.

     1997 Non-Employee Directors’ Equity Compensation and Deferral Plan (the “Directors’ Plan”): The Directors’ Plan was adopted in 1997 and provides for the grant of approximately 1.3 million shares in the form of nonqualified stock options or RSUs to non-employee directors of the Company. Shares subject to option grants which cease to be exercisable shall not be counted against the number of shares available under the Directors’ Plan. RSUs (described below), whether or not distributed in the form of restricted stock, will be counted against the number of shares available.

     Under the Director’s Plan, each director receives an annual stock option grant of 7,500 RSUs. In addition, each director is required to defer 50% of his or her annual retainer into either RSUs payable in cash or stock at the Director’s election, or nonqualified stock options, and may also elect to defer the remaining 50% of the annual retainer into RSUs or Retainer Options or the Company’s deferred compensation administration plan (DCAP II), or may elect to receive cash. Meeting fees and Committee Chair annual retainers may be deferred into RSUs or DCAP II or may be paid in cash. Options are granted at fair market value and have a term of ten years.

     1973 Stock Purchase Plan (the “SPP”): The SPP was adopted by the stockholders of the Company’s predecessor in 1973. The Company’s stockholders approved an additional 2.5 million shares to be issued under the SPP in 1999, which remain available for issuance. Rights to purchase shares are granted under the SPP to key employees of the Company as determined by the Compensation Committee of the Board. The purchase price, to be paid in cash or using promissory notes of the Company common stock subject to rights granted under the SPP, is the fair market value of such stock on the date the right is exercised.

     2000 ESPP: The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. In March 2002, the Board amended the ESPP to allow for participation

McKESSON CORPORATION

in the plan by employees of certain of the Company’s international and other subsidiaries. As to those employees, the ESPP does not so qualify. Currently, 11.1 million shares have been authorized for issuance under the ESPP.

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

     Each eligible employee may elect to authorize regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant’s compensation. At the end of each Purchase Period, the funds withheld by each participant will be used to purchase shares of the Company’s common stock. The purchase price of each share of the Company’s common stock will be the lesser of (i) 85% of the fair market value of such share on the first day of the Offering Period; or (ii) 85% of the fair market value of such share on the last day of the applicable Purchase Period. In general, the maximum number of shares of common stock that may be purchased by a participant for each Purchase Period is determined by dividing $12,500 by the fair market value of one share of common stock on the Offering Date.

     The following are descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:

     1999 Stock Option and Restricted Stock Plan (the “Plan”): The Plan was adopted by the Board of Directors in 1999. The Plan provides for the grant to eligible employees of 45.2 million shares in the form of nonqualified stock options, with or without SARs, restricted stock or restricted stock units. No executive officers or directors participate in this Plan.

     Options are granted at not less than fair market value and have a term of ten years. Options generally become exercisable in four equal annual installments beginning one year after the grant date, or after four years from the date of grant. Restricted stock granted under the Plan contains certain restrictions on transferability and may not be transferred until such restrictions lapse (generally two to four years). Grantees may elect to use stock to satisfy any withholding tax obligation upon the lapsing of restrictions on restricted stock awards.

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

     Stock Option Plans Adopted in January 1999 and August 1999: On January 27, 1999 and August 25, 1999 the Board of Directors adopted certain stock option plans (the “January 1999 Plan” and the “August 1999 Plan”, or together the “Plans”) to provide stock options to purchase shares of the Company’s common stock to eligible employees of the Company pursuant to NYSE rules in effect at the time the Plans were established. A maximum of 5.8 million and 5.2 million shares of common stock were authorized for issuance under the January 1999 and August 1999 Plans. In each case the Plans state that: (i) under each of the Plans no single officer or director of the Company or any subsidiary could acquire more than 1% of the Company’s common stock outstanding at the time the Plans were adopted, and (ii) each of the Plans, together with all stock option or purchase plans, or any other arrangements pursuant to which officers or directors of the Company may acquire common stock (other than stock plans for which stockholder approval is not required under Section 312.03 of the NYSE Rules), does not authorize the issuance of more than 5% of the Company’s common stock outstanding at the time the Plans were adopted (collectively the “NYSE Limits”). Options were granted under each of the Plans to eligible employees of the Company. No further grants will be made from either of the Plans.

     Options granted under these plans are generally subject to the same terms and conditions as those granted under the 1994 and 1999 Plans.

McKESSON CORPORATION

     1999 Executive Stock Purchase Plan (the “1999 SPP”): The 1999 SPP was adopted by the Board of Directors in February 1999. The 1999 SPP provided for the grant of rights to purchase a maximum of 0.7 million shares of common stock subject to the NYSE Limits. No further grants will be made from the 1999 SPP. Rights to purchase shares were granted under the 1999 SPP to eligible employees of the Company. The purchase price, to be paid in cash or using promissory notes, for the Company common stock subject to rights granted under the 1999 SPP was equal to the fair market value of the Company’s common stock on the date the right was exercised (which was the closing price of the Company’s common stock on the NYSE). Purchases were evidenced by written stock purchase agreements which provide for the payment of the purchase price by (i) payment in cash, or (ii) a promissory note payable on a repayment schedule determined by the Compensation Committee of the Board, or (iii) a combination of (i) and (ii).

     HBOC 1994 UK Sharesave Scheme (the “1994 Scheme”): In connection with the acquisition by the Company of HBO & Company (“HBOC”), we assumed the HBOC 1994 Scheme which is similar to the ESPP, under which 227,268 shares remain available for issuance. Employees and previous directors of HBOC and its subsidiaries, who are residents of the United Kingdom, are eligible to receive options under the 1994 Scheme. The exercise price of the stock covered by each option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. Participants under the 1994 Scheme pay for options through monthly contributions, subject to minimum and maximum monthly limits.

Item 13. Certain Relationships and Related Transactions

     Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding related party transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 20, “Related Party Balances and Transactions,” to the consolidated financial statements.

Item 14. Principal Accountant Fees and Services

     Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as Independent Auditors for 2005” in our Proxy Statement and all such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedule and Exhibits

Page
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm:
See “Index to Consolidated Financial Information”	30
Supplementary Consolidated Financial Statement Schedule—
Valuation and Qualifying Accounts	25
Financial statements and schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information

Exhibits:
Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	26

McKESSON CORPORATION

(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the three months ended March 31, 2004:

Form 8-K date of report January 22, 2004, relating to a press release announcing the Company’s preliminary financial results for its third quarter of 2004.

The following reports on Form 8-K were filed during the period between April 1, 2004 and the date of this filing:

Form 8-K date of report April 29, 2004 relating to a press release announcing the Company’s preliminary financial results for its fourth quarter and fiscal year ended March 31, 2004.

Form 8-K date of report April 30, 2004 relating to recast condensed consolidated operating information by business segment for fiscal 2003 and fiscal 2004.

Form 8-K date of report May 4, 2004 relating to an employment litigation verdict against the Company.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: June 10, 2004	By /s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

          On behalf of the Registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

* John H. Hammergren Chairman, President, and Chief Executive Officer (Principal Executive Officer)	* David M. Lawrence, Director

* Jeffrey C. Campbell Executive Vice President and Chief Financial Officer (Principal Financial Officer)	* Robert W. Matschullat, Director

* Nigel A. Rees Vice President and Controller (Principal Accounting Officer)	* James V. Napier, Director

*	*

Wayne A Budd, Director	Jane E. Shaw, Director

*	*

Alton F. Irby III, Director	Richard F. Syron, Director

* M. Christine Jacobs, Director	/s/ Ivan D. Meyerson Ivan D. Meyerson *Attorney-in-Fact

*
Marie L. Knowles, Director	Dated: June 10, 2004

McKESSON CORPORATION

SCHEDULE II

SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2004, 2003 and 2002
(In millions)

		Additions
	Balance at	Charged to		Deductions
	Beginning of	Costs and	Charged to	From Allowance		Balance at End
Description	Year	Expenses	Other Accounts	Accounts (1)		of Year (2)
Year Ended March 31, 2004
Allowances for doubtful accounts	$261.1	$54.4	$0.4	$(176.6	)(3)	$139.3
Other allowances	29.0	20.5	0.8	(12.8)		37.5

	$290.1	$74.9	$1.2	$(189.4)		$176.8

Year Ended March 31, 2003
Allowances for doubtful accounts	$289.3	$68.5	$4.4	$(101.1	)(3)	$261.1
Other allowances	30.0	13.4	0.2	(14.6)		29.0

	$319.3	$81.9	$4.6	$(115.7)		$290.1

Year Ended March 31, 2002
Allowances for doubtful accounts	$384.1	$61.7	$3.6	$(160.1)		$289.3
Other allowances	36.6	4.8	—	(11.4)		30.0

	$420.7	$66.5	$3.6	$(171.5)		$319.3

		2004	2003	2002
(1)	Deductions:
	Written off	$122.6	$88.1	$171.5
	Credited to other accounts	66.8	27.6	—

	Total	$189.4	$115.7	$171.5

(2)	Amounts shown as deductions from:
	Current receivables	$176.8	$285.4	$319.3
	Notes receivable and other assets	—	4.7	—

	Total	$176.8	$290.1	$319.3

(3)	Includes $66.4 million and $22.3 million in 2004 and 2003 in reversals of the allowance for customer settlements within our Information Solutions segment.

McKESSON CORPORATION

EXHIBIT INDEX

     Exhibits identified in parentheses below are on file with the Commission and are incorporated by reference as exhibits hereto.

Exhibit
Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 1, 2002 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.2	Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 9, 2001 (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.3	Amended and Restated By-Laws of the Company dated as of January 28, 2004.

4.1	Rights Agreement dated as of October 21, 1994 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, filed on October 27, 1994).

4.2	Amendment No. 1 to the Rights Agreement dated as of October 19, 1998 (Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-13252).

4.3	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 1-13252).

4.4	Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, The First National Bank of Chicago, as Institutional Trustee, First Chicago, Inc., as Delaware Trustee and the Regular Trustees (Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-8, Registration No. 333-26433, filed on June 18, 1997).

4.5	McKesson Corporation Preferred Securities Guarantee Agreement, dated as of February 20, 1997, between the Company, as Guarantor, and The First National Bank of Chicago, as Preferred Guarantor (Exhibit 4.7 to the Company’s Registration Statement on Form S-3, Registration No. 333-26433, filed on May 2, 1997).

4.6	Indenture, dated as of January 29, 2002, between the Company, as Issuer and the Bank of New York, as Trustee (Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 1-3252).

4.7	7.75% Notes due 2012 (Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-3252).

10.1	McKesson Corporation 1994 Stock Option and Restricted Stock Plan, as amended through July 31, 2001 (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the Fiscal year ended March 31, 2003, File No. 1-13252).

10.2	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through March 31, 2004 (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 13252).

10.3	Statement of Terms and Conditions Applicable to certain Stock Options granted on August 16, 1999 (Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.4	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.

10.5	McKesson Corporation Restated Supplemental PSIP (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.6	McKesson Corporation Deferred Compensation Administration Plan, amended as of January 27, 1999 (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.7	McKesson Corporation Deferred Compensation Administration Plan II, as amended effective January 27, 1999 (Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description
10.8	McKesson Corporation 1994 Option Gain Deferral Plan, as amended effective January 27, 1999 (Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.9	McKesson Corporation Directors’ Deferred Compensation Plan, as amended effective January 27, 1999 (Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.10	McKesson Corporation 1985 Executives’ Elective Deferred Compensation Plan, amended as of January 27, 1999 (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.11	McKesson Corporation Management Deferred Compensation Plan, amended as of January 27, 1999 (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.12	McKesson Corporation 1984 Executive Benefit Retirement Plan, as amended through January 27, 1999 (Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.13	McKesson Corporation 1988 Executive Survivor Benefits Plan, as amended effective January 27, 1999 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.14	McKesson Corporation Executive Medical Plan Summary (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.15	McKesson Corporation Severance Policy for Executive Employees, as amended and restated January 27, 2004.

10.16	McKesson Corporation Management Incentive Plan, as amended through July 26, 2000 (Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.17	McKesson Corporation Amended and Restated Long-Term Incentive Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.18	McKesson Corporation Stock Purchase Plan, as amended through July 31, 2002 (Exhibit 10.19 to the Company’s Annual Report on From 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.19	McKesson Corporation 1999 Executive Stock Purchase Plan (Exhibit 99.1 to the Company’s Registration Statement No. 333-71917 filed on February 5, 1999).

10.20	Statement of Terms and Conditions Applicable to Certain Stock Options Granted on January 27, 1999 (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.21	McKesson Corporation 1998 Canadian Stock Incentive Plan, as amended through October 26, 2001 (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.22	Receivables Purchase Agreement dated as of June 25, 1999 among the Company, as servicer, CGSF Funding Corporation, as seller, Preferred Receivables Funding Corporation, Falcon Asset Securitization Corporation and Blue Ridge Asset Funding Corporation, as conduits, The First National Bank of Chicago and Wachovia Bank, N.A., as managing agents, the several financial institutions from time to time party to the Agreement, and The First National Bank of Chicago, as collateral agent (Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.23	First Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of September 29, 1999 (Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.24	Second Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of December 6, 1999 (Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.25	Third Amendment to June 25, 1999 Receivables Purchase Agreement dated as of June 16, 2000 (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description
10.26	Fourth Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of June 15, 2001 (Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-13252).

10.27	Fifth Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of June 14, 2002 (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.29	Sixth Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of December 4, 2002 (Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.30	Seventh Amendment to June 25, 1999 Receivables Purchase Agreement, dated as of May 8, 2003.

10.31	Credit Agreement dated as of November 10, 1998 among the Company, Medis Health and Pharmaceutical Services Inc., Bank of America National Trust and Savings Association, as Agent, Bank of America Canada, as Canadian Administrative Agent, The Chase Manhattan Bank, as documentation agent, First Union National Bank, as documentation agent, The First National Bank of Chicago, as documentation agent, and the other financial institutions party thereto (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.32	First Amendment to November 10, 1998 Credit Agreement, dated as of June 28, 1999 (Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.33	Second Amendment to November 10, 1998 Credit Agreement, dated as of December 1, 1999 (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.34	Syndicated Revolving Promissory Note dated as of May 28, 1999 among the Company, Bank of America National Trust and Savings Association, as Agent, and the other noteholders’ signatures to the Note, Banc of America L.L.C. as Sole Lead Arranger (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.35	Credit Agreement dated as of October 22, 1999 among the Company and the several financial institutions from time to time party to the Agreement (“Banks”), The Chase Manhattan Bank, First Union National Bank, Morgan Guaranty Trust Company as documentation agents for Banks and Bank of America N.A. as administrative agent for Banks (Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.36	First Amendment to October 22, 1999 Credit Agreement dated as of October 10, 2000 (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, File No. 1-13252).

10.37	Second Amendment to October 5, 2001 Credit Agreement dated as of October 22, 1999 (Exhibit 10.22 to the Company’s Annual Report on From 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.38	Credit Agreement dated as of September 30, 2002 among the Company, McKesson Canada Corporation, and a syndicate of financial institutions (Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.39	Credit Agreement dated as of September 30, 2002 between the Company and a syndicate of financial institutions (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.40	Purchase Agreement dated as of December 31, 2002 between McKesson Capital Corp. and General Electric Capital Corporation (Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.41	Services Agreement dated as of December 31, 2002 between McKesson Capital Corp. and General Electric Capital Corporation (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.42	Form of Termination Agreement by and between the Company and certain designated Corporate Officers (Exhibit 10.23 to the Company’s Annual Report on From 10-K for the fiscal year ended March 31, 1995, File No. 1-13252).

10.43	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Chairman, President and Chief Executive Officer.

McKESSON CORPORATION

Exhibit
Number	Description
10.44	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Executive Vice President and President Provider Technologies.

10.45	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Executive Vice President and Group President.

21	List of Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a–14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

McKESSON CORPORATION

McKESSON CORPORATION

FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share amounts and ratios)	2004	2003	2002	2001 (1)	2000 (1)
Operating Results
Revenues	$69,506.1	$57,120.8	$49,988.1	$42,000.1	$36,685.9
Percent change	21.7%	14.3%	19.0%	14.5%	22.4%
Gross profit	3,248.2	3,102.5	2,788.5	2,417.0	2,210.9
Income from continuing operations before income taxes	911.4	851.4	602.1	4.6	300.7
Income (loss) from continuing operations	646.5	562.1	421.8	(43.3)	183.3
Income (loss) from discontinued operations	—	(6.7)	(3.2)	(5.0)	540.4
Net income (loss)	646.5	555.4	418.6	(48.3)	723.7
Financial Position
Working capital	3,548.1	3,278.4	3,112.0	2,610.7	2,838.1
Days sales outstanding for:(2)
Customer receivables	25	26	26	26	28
Inventories	36	39	44	43	43
Drafts and accounts payable	40	43	47	45	40
Total assets	16,240.2	14,361.1	13,333.9	11,540.3	10,383.4
Total debt, including capital lease obligations	1,484.6	1,507.1	1,636.2	1,436.2	1,466.2
Stockholders’ equity	5,165.3	4,525.5	3,937.2	3,490.1	3,562.5
Property acquisitions	115.0	116.0	130.8	158.0	144.1
Common Share Information
Common shares outstanding at year-end	290.4	291.2	287.9	284.0	283.4
Shares on which earnings per common share were based
Diluted	298.6	298.8	298.1	283.1	284.2
Basic	290.0	289.3	285.2	283.1	281.3
Diluted earnings (loss) per common share
Continuing operations	2.19	1.90	1.44	(0.15)	0.65
Discontinued operations	—	(0.02)	(0.01)	(0.02)	1.90
Total	2.19	1.88	1.43	(0.17)	2.55
Cash dividends declared (3)	69.7	69.7	68.5	68.3	67.5
Cash dividends declared per common share (3)	0.24	0.24	0.24	0.24	0.24
Book value per common share (4)	17.79	15.54	13.68	12.29	12.57
Market value per common share – year end	30.09	24.93	37.43	26.75	21.00
Supplemental Data
Capital employed (5)	6,649.9	6,032.6	5,573.4	4,926.3	5,028.7
Debt to capital ratio (6)	22.3%	25.0%	29.4%	29.2%	29.2%
Net debt to net capital employed (7)	12.9%	17.7%	21.4%	22.1%	19.5%
Average stockholders’ equity (8)	4,834.8	4,216.5	3,701.9	3,608.8	3,117.2
Return on stockholders’ equity (9)	13.4%	13.2%	11.3%	(1.3)%	23.2%

Footnotes to Five Year Highlights:

(1)	2001 and 2000 results include goodwill amortization. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we discontinued amortizing goodwill in 2002.

(2)	Based on year-end balances and sales or cost of sales for the last 90 days of the year. Days sales outstanding for customer receivables are adjusted to include accounts receivable sold.

(3)	Cash dividends declared and dividends per common share amounts do not reflect the effects of pooling of interests transactions prior to the adoption of Statement of Financial Accounting Standard No. 141, “Business Combinations,” in 2002.

(4)	Represents stockholders’ equity divided by year-end common shares outstanding.

(5)	Consists of total debt and stockholders’ equity.

(6)	Ratio is computed as total debt divided by capital employed.

(7)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(8)	Represents a five-quarter average of stockholders’ equity.

(9)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION

FINANCIAL REVIEW

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

     Management’s discussion and analysis of results of operations and financial condition, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

     We conduct our business through three operating segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. See Financial Note 1 to the accompanying consolidated financial statements, “Significant Accounting Policies,” for a description of these segments. In addition, in order to respond to changes in our business environment, in April 2004 the Company reorganized certain businesses within these operating segments. Our Financial Review is prepared based on operating segments in effect at March 31, 2004. Supplemental financial information regarding our operating segments under our new organizational structure is included under the caption “2005 Operating Segments” included in this Financial Review.

RESULTS OF OPERATIONS

     Overview:

	Years Ended March 31,
(In millions, except per share data)	2004	2003	2002
Revenues	$69,506.1	$57,120.8	$49,988.1
Income from Continuing Operations Before Income Taxes	911.4	851.4	602.1
Net Income	646.5	555.4	418.6
Diluted Earnings Per Share	$2.19	$1.88	$1.43

     Revenues increased 22% to $69.5 billion in 2004 and 14% to $57.1 billion in 2003 primarily reflecting revenue growth in our Pharmaceutical Solutions segment which is attributable to market growth rates as well as new customers and/or expanded business with existing customers.

     Gross profit increased 5% to $3.2 billion and 11% to $3.1 billion in 2004 and 2003. As a percentage of revenues, gross margins declined 76 and 15 basis points in 2004 and 2003. Declines in our gross profit margins primarily reflect a higher proportion of our revenue being attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments and a decline in the Pharmaceutical Solutions segment’s margin in 2004. This segment’s gross profit margin was impacted by declines in the sell margin due to the competitive environment in which we operate as well as pressure on its buy side margin and by a higher proportion of sales to customers’ warehouses which have lower margins. In addition, gross profit in 2004 and 2003 was impacted by a number of significant items, which are discussed in further detail, including a $51.0 million provision for expected losses on five multi-year contracts in our Information Solutions segment’s international business in 2003.

     Operating expenses increased 4% to $2.3 billion and $2.2 billion in 2004 and 2003. As a percentage of revenues, operating expenses decreased 54 and 38 basis points in 2004 and 2003. Operating expenses as a percentage of revenues have declined over the last two years, mainly due to leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations as well as a higher proportion of sales to customers’ warehouses which have lower operating expense margins. Increases in operating expense dollars were primarily due to additional expenses incurred to support our sales volume growth. Operating expenses were also impacted by a number of significant items which are discussed in further detail, including a $66.4 million credit pertaining to the reversal of a portion of customer settlement reserves within our Information Solutions segment in 2004 and $39.8 million in restructuring charges primarily related to a restructuring plan initiated for our Medical-Surgical Solutions segment and restructuring activities in our Information Solutions segment in 2002.

     Income before income taxes increased 7% to $911.4 million and 41% to $851.4 million in 2004 and 2003, reflecting the above noted factors. On an operating segment basis, results for 2004 primarily reflect revenue growth

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

and competitive pricing pressure in our Pharmaceutical Solutions segment, and improved operating profit in our Medical-Surgical Solutions and Information Solutions segments. Results for 2003 reflect revenue growth and operating margin expansion in our Pharmaceutical Solutions segment and improved operating profit in our Information Solutions segment.

     Net income increased 16% to $646.5 million in 2004 and 33% to $555.4 million in 2003. Diluted earnings per share increased 16% to $2.19 in 2004 and 31% to $1.88 in 2003. In addition to those factors discussed above, net income reflected a reduction in our effective income tax rates, as well as a $23.2 million tax benefit relating to favorable tax settlements and adjustments in 2004 and a $36.1 million tax benefit in 2002 relating to the sale of a business.

     Revenues:

		Years Ended March 31,
(In millions)	2004	2003	2002
Pharmaceutical Solutions
U.S. Healthcare Direct Distribution & Services	$39,539.7	$34,982.5	$30,188.4
U.S. Healthcare Sales to Customers’ Warehouses	21,622.1	14,832.9	13,184.9

Subtotal	61,161.8	49,815.4	43,373.3
Canada Distribution & Services	4,458.9	3,423.0	2,884.8

Total Pharmaceutical Solutions	65,620.7	53,238.4	46,258.1

Medical-Surgical Solutions	2,707.5	2,743.4	2,726.0
Information Solutions
Services	832.2	799.8	736.1
Software	229.7	238.2	182.6
Hardware	116.0	101.0	85.3

Total Information Solutions	1,177.9	1,139.0	1,004.0

Total Revenues	$69,506.1	$57,120.8	$49,988.1

     Revenues increased 22% in 2004 and 14% in 2003. The growth in revenues was primarily driven by the Pharmaceutical Solutions segment, which accounted for more than 90% of revenues. Revenues were not materially impacted by business acquisitions.

     The customer mix of our U.S. pharmaceutical distribution revenues was as follows:

	2004	2003	2002
Direct Sales
Independents	13%	14%	15%
Retail Chains	22	26	29
Institutions	29	29	25

Subtotal	64	69	69
Sales to Customers’ Warehouses	36	31	31

Total	100%	100%	100%

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Increases in U.S. Healthcare pharmaceutical distribution and services revenues for 2004, excluding sales to customers’ warehouses, primarily reflect market growth rates as well as new independent pharmacy, mail order and institutional customers in our pharmaceutical distribution business. Increases in these revenues for 2003 also reflect market growth rates as well as new retail and institutional customers in our pharmaceutical distribution business, new business that was previously direct or outside the distribution channel and growth in our automation, specialty pharmaceutical products, and pharmacy outsourcing services businesses. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.

     U.S. Healthcare sales to customers’ warehouses increased primarily as a result of several expanded agreements with existing customers in 2004, and also growth from existing customers in 2004 and 2003. Sales to customers’ warehouses represent large volume sales of pharmaceuticals primarily to a limited number of large self-warehousing customers whereby we order and subsequently deliver bulk products from the manufacturer to the customers’ warehouses through a central distribution facility. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business.

     Canadian pharmaceutical distribution revenues increased in 2004 reflecting market growth rates, new business from manufacturers who formerly engaged in direct distribution activities and favorable foreign exchange rates. On a constant currency basis, revenues from our Canadian operations would have increased approximately 14% compared to 2003. Revenues for 2003 also increased reflecting market growth rates, greater sales to existing customers, increased sales of product that previously went direct from manufacturers, and to a lesser extent, favorable foreign exchange rates.

     Medical-Surgical Solutions segment distribution revenues decreased nominally in 2004 and increased nominally in 2003. Increases in our primary and extended care sectors were either fully offset or almost fully offset by a decline in revenues in the acute care sector. The segment’s decline in its acute care business reflects the competitive environment in which it operates and the transition of the loss of the segment’s largest customer.

     Information Solutions segment revenues increased in 2004 primarily from services and hardware revenues. Revenues for 2004 reflect decreases in sales of non-clinical solutions and longer installation periods required for certain large complex clinical implementations, which have the effect of delaying revenue recognition. Revenues for 2003 increased reflecting the sale of new clinical products including those from Horizon Medical ImagingTM, which was the result of our July 2002 purchase of A.L.I. Technologies Inc. (“A.L.I.”).

     Gross Profit:

	Years Ended March 31,
(Dollars in millions)	2004	2003	2002
Gross Profit
Pharmaceutical Solutions	$2,129.5	$2,047.2	$1,788.4
Medical-Surgical Solutions	534.1	523.1	524.2
Information Solutions	584.6	532.2	475.9

Total	$3,248.2	$3,102.5	$2,788.5

Gross Profit Margin
Pharmaceutical Solutions	3.25%	3.85%	3.87%
Medical-Surgical Solutions	19.73	19.07	19.23
Information Solutions	49.63	46.73	47.40
Total	4.67	5.43	5.58

     Gross profit increased by 5% in 2004 and 11% in 2003. As a percentage of revenues, gross profit margin decreased 76 basis points in 2004 and 15 basis points in 2003. In 2004, gross profit margin decreased primarily reflecting a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments and a decline in the Pharmaceutical Solutions segment’s margin as discussed in more detail below. 2004 gross profit margin also reflects improvements in our Medical-Surgical Solutions segment as sales increased in alternate site markets which have higher margins and in our Information Solutions segment reflecting lower contract loss accruals during the year.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

In 2004, gross margin for our Pharmaceutical Solutions segment was impacted by:

-	lower selling margins within our U.S. Pharmaceutical distribution business which reflect competitive pricing pressure. We have also been experiencing pressure on our buy side margin as the industry is evolving, including the ways in which distributors are being compensated by manufacturers. Certain types of vendor product incentives and sources of supply, such as certain inventory purchases on the secondary market, are not available at historical levels to the major distributors which has the impact of reducing gross margins. Much of this change results from the manufacturers’ desire to limit the amount of inventory in the channel. We have been actively working with manufacturers through restructured distribution agreements to ensure that we are appropriately compensated for the services we provide. In addition, the proportion of cash discounts to revenues increased reflecting a change in customer mix,

-	a higher proportion of revenues attributed to sales to customers’ warehouses within our U.S. pharmaceutical distribution business. As previously discussed, sales to customers’ warehouses represent bulk shipments which we purchase and bring in to our central distribution center and subsequently ship out in bulk to our customers’ warehouses. These revenues differ from our traditional direct store business in that we do not break the merchandise down; the merchandise comes in and goes out in the original bulk containers and we ship only to warehouse locations. We have significantly lower gross margin on these sales as we pass much of the efficiencies of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars in that the volume allows us to earn incremental product sourcing profits. In addition, our cash flows benefit from these sales due to favorable timing between the customer payment to us and our payment to the supplier,

-	a LIFO charge of $27.9 million compared to a credit of $13.7 million in 2003. The 2004 charge was primarily attributed to a small number of pharmaceutical drugs which did not move to the generic category (i.e., the price did not decrease) until after year-end or are still pending,

-	a deferral of approximately $33 million in gross profit as the recognition of revenue was delayed due to contracting changes in our Automation business,

-	unfavorable adjustments from certain fixed-price contracts in this segment’s pharmacy outsourcing business,

-	partially offsetting the above decreases, the benefit of increased sales of generic drugs with higher margins, and

-	the receipt of $21.7 million cash proceeds representing our share of a settlement of an antitrust class action lawsuit brought against the manufacturer of a cardiac drug. In 2005, an additional cash settlement of $41.2 million has been received relating to an antitrust class action lawsuit involving another drug manufacturer. This additional settlement will be recorded in the first quarter of 2005.

The decline in gross profit margin in 2003 primarily reflects:

-	a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments,

-	a decline in the Pharmaceutical Solutions segment’s gross margin reflecting a higher proportion of revenues attributable to sales to customers’ warehouses as well as a decrease in selling margin to customers in the U.S. Pharmaceutical distribution business. These decreases were partially offset by greater product sourcing profits on branded pharmaceuticals and the benefit of increased sales of generic drugs with higher margins. In addition, the segment benefited from the growth in higher margin products and services, and

-	a $51.0 million provision for expected losses on five multi-year contracts in our Information Solutions segment’s international business. Substantially all of these expected losses pertain to contracts that were entered into in 2001 or earlier. These contracts contain multiple-element deliverables, including customization of software. In addition, these contracts place significant reliance on third party vendors, as well as the customers.

During the software development and implementation phases of these contracts, despite experiencing certain operational issues, we believed these contracts could be fully performed on a timely basis and remain profitable. In 2003, after experiencing numerous delays in product delivery and functionality, we conducted a reassessment of the contract delivery and project methodology, including assessment of our third party vendors’ ability to perform under these contracts. We determined that certain contract obligations, including software functionality, could not be met within existing contract cost estimates and delivery dates. Accordingly, we

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

reassessed our estimate of the costs to fulfill our contract obligations and recorded a $51.0 million provision for the expected contract losses.

Partially offsetting the above, this segment’s gross margin benefited from greater software revenues with higher margins.

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

     Operating Expenses:

	Years Ended March 31,
(Dollars in millions)	2004	2003	2002
Operating Expenses
Pharmaceutical Solutions	$1,229.0	$1,107.0	$1,023.5
Medical-Surgical Solutions	445.5	459.8	461.2
Information Solutions	396.7	439.8	455.5
Corporate	193.6	162.9	147.0

Total	$2,264.8	$2,169.5	$2,087.2

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.87%	2.08%	2.21%
Medical-Surgical Solutions	16.45	16.76	16.92
Information Solutions	33.68	38.61	45.37
Total	3.26	3.80	4.18

     Operating expenses increased 4% in 2004 and 2003. Excluding the items noted below, increases in operating expenses were primarily due to additional expenses incurred to support our sales volume growth.

Operating expenses included the following significant items:

2004

-	a $21.0 million charge for uncollected balances on loans made to former employees for the purchase of McKesson common stock primarily in February 1999, which was recorded in our Corporate expenses,

-	increase in operating expenses attributable to higher foreign currency exchange rates for our Canadian operations,

-	increases in pension expense of $14.6 million primarily for our U.S. defined benefit pension plans. In 2004 and 2003, we reduced the assumed long-term rate of asset return and the discount rate for our U.S. defined benefit pension plans to better reflect long-term expectations for the plans’ portfolios and rates for high-quality corporate long term bonds,

-	a $66.4 million credit pertaining to the reversal of a portion of customer settlement reserves within our Information Solutions segment. Information regarding this and other restructuring programs is included under the caption “Restructuring Activities,” included in this Financial Review,

-	a net decrease in bad debt expense of $14.1 million; however, bad debt expense varied greatly by operating segment which is also discussed below in further detail, and

-	$14.8 million of gains on the sales of three surplus properties, most of which was recorded in Corporate administrative expenses.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

2003

-	a $22.3 million credit for the reversal of a portion of customer settlement reserves within our Information Solutions segment.

2002

-	$39.8 million in restructuring charges primarily related to a restructuring plan initiated for our Medical-Surgical Solutions segment and restructuring activities in our Information Solutions segment, and

-	$22.0 million in pre-tax losses on the sales of three businesses.

     Operating expenses as a percentage of revenues, excluding the above noted items, have declined over the last two years, mainly due to the leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations as well as a higher proportion of sales to customers’ warehouses which have lower operating expense margins.

     Other Income and Gain (Loss) on Investments, net:

	Years Ended March 31,
(In millions)	2004	2003	2002
Other Income, net	$49.4	$45.1	$40.4
Gain (Loss) on Investments, net	(1.2)	1.4	(13.7)

Total	$48.2	$46.5	$26.7

By Segment
Pharmaceutical Solutions	$32.2	$47.7	$37.4
Medical-Surgical Solutions	3.0	2.1	1.7
Information Solutions	2.5	2.0	1.3
Corporate	10.5	(5.3)	(13.7)

Total	$48.2	$46.5	$26.7

     Other income increased nominally in 2004 and by a larger amount in 2003. In 2004, other income decreased in our Pharmaceutical Solutions segment primarily reflecting decreases in equity income and gains on sales of investments whereas other income increased for Corporate primarily due to greater interest income. Other income increased in 2003 primarily due to gains on sales of venture investments within our Pharmaceutical Solutions segment and a decrease in Corporate other-than-temporary impairment losses on equity and joint venture investments.

     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,
(Dollars in millions)	2004	2003	2002
Segment Operating Profit
Pharmaceutical Solutions	$932.7	$987.9	$802.3
Medical-Surgical Solutions	91.6	65.4	64.7
Information Solutions	190.4	94.4	21.7

Total	1,214.7	1,147.7	888.7
Corporate Expenses	(183.1)	(168.2)	(160.7)
Interest Expense	(120.2)	(128.1)	(125.9)

Income from Continuing Operations, Before Income Taxes	$911.4	$851.4	$602.1

Segment Operating Profit Margin
Pharmaceutical Solutions	1.42%	1.86%	1.73%
Medical-Surgical Solutions	3.38	2.38	2.37
Information Solutions	16.16	8.29	2.16

     Segment operating profit includes gross margin, net of operating expenses, other income and gain (loss) on investments for our three business segments. In addition to the significant items previously discussed, increases in segment operating profit dollars reflect revenue growth and increased operating profit in our Pharmaceutical

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Solutions segment, combined with improved operating profits in our Information Solutions segment and for 2004, improved operating profits in our Medical-Surgical Solutions segment.

     Operating profit as a percentage of revenues decreased in our Pharmaceutical Solutions segment in 2004 primarily reflecting the previously discussed decline in gross margins, and an additional $30.0 million bad debt provision for a customer bankruptcy. These decreases were offset in part by productivity improvements in operations, a $21.7 million cash settlement of an antitrust class action lawsuit brought against the manufacturer of a cardiac drug and lower restructuring charges. Operating profit as a percentage of revenues increased in 2003 reflecting productivity improvements in operations offset in part by a decline in gross margins. In addition, operating profit in 2003 benefited from $9.9 million of gains on sales of venture investments.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues increased in 2004 primarily reflecting improvements in gross profit and a reduction in operating expenses. The reduction in operating expenses includes the removal of duplicate operating costs (discussed in more detail below), benefits from the segment’s 2003/2002 distribution center network consolidation plan, as well as other operational improvements including a significant decrease in bad debt expense. The segment is also anticipating completing its information systems consolidation plan in 2005 and anticipates continuing benefits from more efficient operations as a result of its consolidation plans.

     Operating profit as a percentage of revenues in 2003 for our Medical-Surgical Solutions segment approximated that of 2002. Starting in 2002, this segment experienced an increase in the competitive environment in which it operates and the commencement of a self-warehousing strategy by a major customer. These changes resulted in the initiation of the segment’s distribution center network consolidation plan which included $29.6 million of restructuring and related asset impairment charges. Results for 2003 and 2002 also include duplicate operating expenses associated with the segment’s restructuring activities and replacement of information systems. Additional operating expenses incurred include duplicate payroll, transportation and warehouse costs as the segment consolidated distribution centers. In 2003, operating profit benefited from $12.0 million in reversals of the prior year’s accrued restructuring charges as a result of a modification to the segment’s distribution center network consolidation plan. This benefit was partially offset by an increase in bad debt expense of approximately $11 million.

     Information Solutions segment’s operating profit as a percentage of revenues increased in 2004 and 2003. Operating profit for 2004 reflects a higher gross profit margin, $66.4 million of reversals of customer settlement reserves due to favorable settlements and negotiations, and better control of expenses. Operating profit for 2003 reflects improvements in gross profit offset by a $51.0 million provision for expected losses on five multi-year contracts within the segment’s international business, a $22.3 million credit for the reversal of a portion of customer settlement reserves and more efficient operations resulting from improved customer support activities and control of expenses. In 2002, this segment incurred $19.3 million of losses on sales of businesses and $12.0 million in restructuring and related asset impairment charges.

     Corporate expenses increased in 2004 and 2003. Expenses for 2004 reflect a $21.0 million charge for uncollected balances on loans made to former employees for the purchase of McKesson common stock primarily in February 1999, additional legal costs associated with our pending securities litigation, higher pension expense and severance costs associated with the restructuring of our enterprise-wide information network support departments. Partially offsetting these increases was approximately $13 million of gains on the sales of surplus properties. The increase in 2003 expenses was principally due to higher benefit and insurance costs and lower pension income, partially offset by lower venture investment impairment losses, lower expenses associated with the use of our accounts receivable sales facility and a decrease in expenses associated with an investment.

     Interest Expense: Interest expense decreased in 2004 primarily due to lower average borrowings, including the repayment of $125.0 million of 6.55% notes in November 2002. Interest expense increased nominally in 2003 primarily due to higher average borrowings including the issuance of $400.0 million 7.75% notes in January 2002 partially offset by the retirement of $175.0 million 6.875% notes in March 2002 and $125.0 million 6.55% notes in November 2002. In addition, we also utilized our accounts receivable sales facility more in 2003 compared to 2004 and 2002 in order to meet our financing needs. The costs associated with this facility are recorded in Corporate expenses.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Income Taxes: The Company’s effective tax rate was 29.1%, 34.0% and 29.9% in 2004, 2003 and 2002. In addition to the items noted below, fluctuations in the effective tax rate are primarily due to changes within state and foreign effective tax rates resulting from the Company’s business mix, including a higher proportion of income attributable to foreign countries that have lower income tax rates. In addition, our effective tax rate in 2004 also benefited from various state tax initiatives.

     In 2004, we recorded a $23.2 million tax benefit relating to favorable tax settlements and adjustments with the U.S. Internal Revenue Service and with various taxing authorities. A large portion of this benefit, which was not previously recognized by the Company, resulted from the filing of amended tax returns by our subsidiary, McKesson Information Solutions (formerly known as HBO & Company) for the years ended December 31, 1998 and 1997.

     In 2002, we sold three businesses for a pre-tax loss of $22.0 million and an after-tax gain of $22.0 million. For accounting purposes, the net assets of one of these businesses were written down in 2001 in connection with the restructuring of a former segment. The tax benefit could not be recognized until 2002 when the sale of the business was completed.

     Discontinued Operations: Net loss from discontinued operations was $6.7 million ($0.02 per diluted share) in 2003 and $3.2 million ($0.01 per diluted share) in 2002. Results from discontinued operations include those of a marketing fulfillment business which we sold in 2003 as well as adjustments made in 2003 relating to the 2000 divestiture of our Water Products business.

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 298.6 million, 298.8 million and 298.1 million for 2004, 2003 and 2002.

International Operations

     International operations accounted for 6.7%, 6.3% and 6.0% of 2004, 2003 and 2002 of consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Notes 4 and 21, “Contracts” and “Segments of Business” to the accompanying consolidated financial statements.

Restructuring Activities

     Net charges (credits) from restructuring activities over the last three years were as follows:

	Years Ended March 31,
(In millions, except for number of employees)	2004	2003	2002
By Expense Type:
Severance	$5.8	$(5.8)	$14.0
Exit-related costs	(2.3)	(0.3)	18.2
Asset impairments	0.3	1.3	7.6

Subtotal	3.8	(4.8)	39.8
Customer settlement reserve reversals	(66.4)	(22.3)	—

Total	$(62.6)	$(27.1)	$39.8

By Segment:
Pharmaceutical Solutions	$(0.2)	$7.7	$2.6
Medical-Surgical Solutions	0.6	(11.7)	26.0
Information Solutions	(66.6)	(22.3)	12.0
Corporate	3.6	(0.8)	(0.8)

Total	$(62.6)	$(27.1)	$39.8

Number of employees terminated (primarily in distribution, delivery and associated back-office functions)	151	326	295

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     In 2004, net charges for restructuring activities, excluding customer settlement reserve reversals, amounted to $3.8 million. These charges related to a number of smaller initiatives offset in part by adjustments to prior years’ restructuring reserves.

     In 2003, net credits for restructuring activities, excluding customer settlement reserve reversals, amounted to $4.8 million. These net credits primarily related to $12.0 million of reversals of severance and exit-related accruals pertaining to our re-evaluation of our 2002 Medical-Surgical Solutions segment distribution center network consolidation plan. The original consolidation plan included a net reduction of 20 distribution centers, from 51, compared to a net reduction of 14 under the revised plan. Net credits for 2003 also include $5.1 million of charges for additional facility closure costs associated with prior years’ restructuring plans in our Pharmaceutical Solutions segment.

     In 2002, net charges for restructuring activities of $39.8 million included severance charges of $19.8 million, exit-related charges of $19.5 million and asset impairment charges of $7.6 million primarily related to a plan to reduce the number of distribution centers in our Medical-Surgical Solutions segment, as well as restructuring activities in our Information Solutions segment. Partially offsetting these charges was a reversal of $7.1 million of prior years’ restructuring reserves due to a change in estimated costs to complete these activities.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Information Solutions segment. In 2004 and 2003, we reversed $66.4 million and $22.3 million of accrued customer settlement reserves into operating profit due to favorable settlements and negotiations with affected customers. Total cash and non-cash settlements of $45.3 million and $95.0 million have been incurred since the inception of this restructuring plan. As of March 31, 2004, customer settlement reserves amounted to $6.2 million and we had substantially completed our negotiations with the affected customers. As a result, we do not anticipate additional significant increases to the allowance for customer settlements. However, as settlement negotiations with the remaining customers are finalized, additional adjustments to the reserve may be necessary.

     Refer to Financial Note 5, “Restructuring and Related Asset Impairments,” to the accompanying consolidated financial statements for further discussion regarding our restructuring activities.

Acquisitions

We made the following acquisitions:

-	In April 2004, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for $12 per share in cash or approximately $40 million in aggregate. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Financial results for MMC will be reflected as part of our Medical-Surgical Solutions segment in 2005.

-	In the second quarter of 2003, we acquired the outstanding stock of A.L.I. for an aggregate cash purchase price of $347.0 million. A.L.I. provides digital medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film purchase and storage. The acquisition of A.L.I. complemented our Horizon Clinicals™ offering by incorporating medical images into a computerized patient record. Approximately $328 million of A.L.I.’s purchase price was assigned to goodwill, none of which is deductible for tax purposes. The aggregate purchase price was financed through cash and short-term borrowings. The results of A.L.I.’s operations have been included in the consolidated financial statements within our Information Solutions segment since its acquisition date.

-	In February 2002, our Pharmaceutical Solutions segment acquired, for approximately $62 million in cash, the net assets of PMO, Inc., a national specialty pharmacy business (having previously done business as VitaRx), that provides mail order pharmaceutical prescription services to managed care patients.

-	In 2003, we purchased the remaining interest in an investment of our Pharmaceutical Solutions segment for approximately $32 million, retained a small portion of the business and subsequently sold the balance for

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

approximately $40 million, the proceeds of which consisted of an interest bearing ten-year note receivable, resulting in a nominal loss.

     During the last three years we also completed several smaller acquisitions and investments within our Pharmaceutical Solutions and Information Solutions segments. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis. Refer to Financial Note 2, “Acquisitions,” to the accompanying consolidated financial statements for further discussions regarding these activities.

2005 Outlook

     Information regarding the Company’s 2005 outlook, including business risks and opportunities, is contained in our Form 8-K dated April 29, 2004. This Form 8-K should be read in conjunction with the sections “Factors Affecting Forward-looking Statements” and “Additional Factors That May Affect Future Results” included in this Financial Review.

2005 Operating Segments

     In April 2004, we reconfigured our operating segments to better align product development and selling efforts with the evolving needs of the healthcare market. As a result, commencing in the first quarter of 2005, we will report the following operating segments:

     The Pharmaceutical Solutions segment distributes ethical and proprietary drugs and health and beauty care products throughout North America. This segment also manufactures and sells automated pharmaceutical dispensing systems for retail pharmacies, medical management and pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and payor services, and consulting and outsourcing services to pharmacies. We have added the Clinical Auditing and Compliance business, which was previously included in our Information Solutions segment, to this segment’s expanded payor services business. This business sells software to payors for auditing professional claims.

     The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment and provides logistics and related services within the United States. This segment will now include Zee Medical, which was formerly reported in our Pharmaceutical Solutions segment. Zee Medical provides first aid and safety products and training services to corporate customers. The results of our April 2004 acquisition of MMC will also be reported in this segment.

     The Provider Technologies segment consists of the former Information Solutions segment plus the McKesson Inpatient Automation business, which was previously reported in our Pharmaceutical Solutions segment, and the Corporate Solutions group, which was previously managed by our Corporate group and whose expenses are currently allocated to the applicable business segments. This segment continues to deliver enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions as well as outsourcing and other services to healthcare organizations throughout North America, the United Kingdom and Europe. McKesson Inpatient Automation provides automation and robotics for the hospital market, and the Corporate Solutions group will continue to be responsible for the sales coordination of complex provider engagements that include strategic product and service solutions from multiple business units.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Financial results for our new operating segments are detailed below.

	Years Ended March 31,
(Dollars in millions)	2004	2003	2002
Revenues:
Pharmaceutical Solutions
U.S. Healthcare Direct Distribution & Services	$39,412.1	$34,802.9	$30,036.6
U.S. Healthcare Sales to Customers’ Warehouses	21,622.1	14,832.9	13,184.9

Subtotal	61,034.2	49,635.8	43,221.5
Canada Distribution & Services	4,458.9	3,423.0	2,884.8

Total Pharmaceutical Solutions	65,493.1	53,058.8	46,106.3
Medical-Surgical Solutions	2,810.5	2,842.9	2,826.1
Provider Technologies
Services	868.3	829.4	758.2
Software and software systems	218.2	288.7	212.2
Hardware	116.0	101.0	85.3

Total Provider Technologies	1,202.5	1,219.1	1,055.7

Total Revenues	$69,506.1	$57,120.8	$49,988.1

Segment Operating Profit
Pharmaceutical Solutions	$980.1	$966.7	$801.0
Medical-Surgical Solutions	106.4	79.4	78.0
Provider Technologies	128.2	101.6	9.7
Corporate Expenses	(183.1)	(168.2)	(160.7)
Interest Expense	(120.2)	(128.1)	(125.9)

Income from Continuing Operations, Before Income Taxes	$911.4	$851.4	$602.1

Segment Operating Profit Margin
Pharmaceutical Solutions	1.50%	1.82%	1.74%
Medical-Surgical Solutions	3.79	2.79	2.76
Provider Technologies	10.66	8.33	0.92

     Additional information regarding our new operating segments can also be found in our Form 8-Ks dated April 29 and 30, 2004.

CRITICAL ACCOUNTING POLICIES

     We consider an accounting estimate to be critical if the estimate requires us to make assumptions about matters that were uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial condition or results from operations. Below are the estimates that we believe are critical to the understanding of our operating results and financial condition. Other accounting policies are described in Financial Note 1, “Significant Accounting Policies,” to our consolidated financial statements. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

     Valuation of Receivables: We provide short-term credit and other customer financing arrangements to customers who purchase our products and services. Other customer financing relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories, and lease and credit financing. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.

     If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. At March 31, 2004, trade and notes receivables were $5,182.2 million, and other customer financing was $227.0 million, both prior to allowances of $145.3 million.

     In addition, at March 31, 2004, we had $62.7 million of notes receivable from certain of our current and former officers and senior managers related to purchases of common stock under our various employee stock purchase plans. These notes were issued for amounts equal to the market value of the stock on the date of the purchase, are full recourse to the borrower and were due at various dates through February 2004. As of March 31, 2004, the value of the underlying stock collateral was $30.4 million. We evaluate the collectability of these notes on an ongoing basis and as a result, we recorded a $21.0 million charge for notes due from former employees whose uncollected balances relate to the purchase of the Company’s common stock primarily in February 1999. There can be no assurance that we will recover the full amounts due under any of the notes and we continue to assess their collectability.

     Customer Settlement Reserves: In 2001 and 2000, we announced plans to discontinue overlapping and nonstrategic products or product development projects and to redesign or stabilize several go-forward projects within our Information Solutions segment. As a result of this decision, we recorded a total of $235.2 million for estimated customer settlements. These estimates were developed using a customer and product specific approach, based on numerous interactions with our customers.

     The determination and quantification of our customer settlement liabilities along with the assessment of an appropriate reserve for uncollectible accounts required significant judgment. Factors that reflected our estimated accrued settlement amounts include, but are not limited to, our success in amending contract terms to provide new or different products and services or negotiating settlements with affected customers, and our ability to complete projects where re-design or stabilization was required. In 2004 and 2003, due to favorable settlements and negotiations with affected customers, we reversed $66.4 million and $22.3 million of the accrued customer settlement reserve as a credit to operating expenses. Total cash and non-cash settlements of $45.3 million and $95.0 million have been incurred since the inception of the restructuring plan. As of March 31, 2004, customer settlement allowances amounted to $6.2 million. By the end of the fourth quarter of 2004, we substantially completed our negotiations with the affected customers. As a result, we do not anticipate additional significant increases to the allowance for customer settlements. However, as settlement negotiations with the remaining customers are finalized, additional adjustments to the reserve may be necessary.

     Valuation of Inventories: We state inventories at the lower of cost or market. Inventories for our Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale. For our Pharmaceutical Solutions segment, the majority of the cost of domestic inventories was determined on the LIFO method and international inventories are stated using the first-in, first-out (“FIFO”) method. Cost of inventories for our Medical-Surgical Solutions segment was primarily determined on the FIFO method. Information Solutions segment’s inventories consist of computer hardware with cost determined either by the specific identification or the FIFO method. Total inventories before the LIFO cost adjustment, which approximates replacement cost, were $6,981.5 million and $6,241.0 million at March 31, 2004 and 2003. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products, or the loss of one or more significant customers are factors that could affect the value of our inventories.

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

     We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for our goodwill impairment testing. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. At March 31, 2004, we concluded that there was no impairment in our goodwill.

     Contract Accounting: We use the percentage of completion method of accounting to recognize certain revenues and costs, primarily for long-term software contracts within our Information Solutions segment. This method of accounting requires us to estimate the timing and amounts of total revenue to be earned and total costs to be incurred over the life of a contract. Revenue estimates are derived primarily from negotiated contract prices modified by assumptions regarding change orders and assumptions regarding penalty provisions associated with technical performance. Cost estimates are based primarily on the expected amount of resources required to complete project requirements. Based on the relationship of total estimated labor costs incurred to date to total estimated labor costs to be incurred, a gross margin percentage is developed. The amount reported as gross margin is determined by applying the estimated gross margin percentage to the amount of revenue recognized each period.

     The estimated revenue to be earned and costs to complete a project can change significantly throughout the period of a contract. Factors that could change estimates include, but are not limited to, the ability to successfully complete milestones, the timing of milestones, and modifications in the amount of resources or other costs required to complete the project. Changes in estimates to complete, and revisions in overall profit estimates on percentage of completion contracts, are recognized in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue. Such a provision is subject to change as additional information is obtained and as contracts progress towards completion.

     As previously discussed, we have made material adjustments to our gross profit due to changes in estimates in accounting for certain contracts. In addition, in 2002, we entered into a $500 million, ten year contract with the National Health Services Information Authority (“NHS”), an organization of the British government charged with the responsibility of delivering healthcare in England and Wales. The contract engages the Company to develop, implement and operate a human resources and payroll system at more than 600 NHS locations. To date, there have been delays to this contract which have caused increased costs and a decrease in the amount of time in which we can earn revenues. These delays have adversely impacted the contract’s projected profitability and no material revenue has yet been recognized on this contract. As of March 31, 2004, our consolidated balance sheet includes an investment of approximately $76 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. While we believe it is likely that we can deliver and operate an acceptable system and recover our investment in this contract, we are currently negotiating with the NHS to amend certain key terms and conditions in the contract, and there is no certainty we will agree on an updated implementation plan. We expect this negotiation to be completed in the second half of calendar year 2004. However, the timing and the outcome of these negotiations is uncertain and failure to reach agreement on an updated implementation plan and amend certain key contract terms and conditions, and/or further delays in the implementation may result in losses that could be material. Even if we agree on amended contract terms and conditions and an updated implementation plan, it is possible that the terms of that agreement may result in the impairment of our net assets related to the contract as well as substantial penalties and charges, which could have a material adverse impact on our consolidated financial statements.

     Stock Options: We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded based on a stock option’s intrinsic value, which is the difference between the market value of a company’s stock and the exercise price at the date of grant. As we generally grant stock options to employees at market value at the date of grant, compensation expense as a result of option grants has been nominal.

     An alternative to APB No. 25 in accounting for stock options is Statement of Financial Accounting Standards (“SFAS”) No. 123, “Stock-Based Compensation.” SFAS No. 123 utilizes the fair value method in valuing stock options and requires expensing of such values. Fair value is determined based on an option pricing model with the Black-Scholes model currently being the most widely available and used model. Such models require the use of several estimates including expected life of the option, volatility of our common stock, dividend yields (which includes estimates of future dividends and market values of our common stock), risk-free interest rates and employee turnover.

     In March 2004, the Financial Accounting Standards Board issued an exposure draft, “Equity Based Compensation,” which if approved, would mandate the expensing of stock options in a manner similar to that of

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

SFAS No. 123. This potential accounting standard would be effective for our 2006 fiscal year and would include compensation expense for all awards that vest in 2006.

     Had we accounted for employee stock options in accordance with SFAS No. 123 for all awards that vested during the year (as calculated under the Black-Scholes model), net income and diluted earnings per share for 2004 would have been:

		Diluted
		Earnings
(In millions, except per share amounts)	Net Income	per Share
As reported	$646.5	$2.19
Pro forma	442.0	1.50

     Included in the above pro forma amounts is approximately $117 million of expense (or $0.39 per diluted share) associated with the acceleration of substantially all unvested stock options outstanding whose exercise price was equal to or greater than $28.20, or substantially all of the total unvested stock options outstanding.

     Securities Litigation: As discussed in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, we are involved in a number of lawsuits regarding the restatement of our 1999 historical financial statements. Our directors and officers’ liability insurance policies cover some of our restatement litigation costs up to specified aggregate limits. For costs not covered under our insurance policies, we accrue for litigation defense and settlement costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. We expensed $17.7 million, $3.9 million and $2.2 million in 2004, 2003 and 2002, in connection with these matters. Due to an acceleration of activities related to the litigation, we anticipate this expense to increase by approximately $20 million in 2005.

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

     Income Taxes: We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. To the extent that the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Net cash flow from operating activities was $563.4 million in 2004, compared with $710.3 million in 2003 and $336.9 million in 2002. Net cash flow from operating activities improved over the last two years primarily reflecting greater earnings, offset in part by net increases in working capital required to support our revenue growth. In addition, 2002 net cash flow from operations reflects certain purchasing opportunities. Partially offsetting these increases in working capital were improvements made in working capital management.

     Net cash used by investing activities was $267.9 million in 2004, compared with $600.9 million in 2003 and $404.3 million in 2002. Net cash flow used in investing activities was greater in 2003 primarily due to $347.0 million paid for the acquisition of A.L.I. and an increase in software expenditures. These increases were partially offset by $117.9 million of proceeds from the sale of notes receivable. Expenditures for capitalized software reflect our investment in software developed for internal use and for resale.

     Financing activities utilized cash of $109.5 million and $145.2 million in 2004 and 2003 and provided cash of $191.7 million in 2002. Financing activities for 2004 include $156.8 million of stock repurchases and the receipt of $32.8 million pertaining to the collection of employee loans. Fiscal 2003 financing activities include the repayment of $125.0 million of term debt that had matured and 2002 financing activities reflect our public offering of $400.0

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

million of 7.75% unsecured notes, due in 2012. These notes are redeemable at any time, in whole or in part, at our option. Net proceeds from the issuance of these notes were used to repay $175.0 million of term debt and for other general corporate purposes.

     In 2004, 2003 and 2002, we repurchased 3.9 million, 0.9 million and 1.3 million shares of our common stock for $115.1 million, $25.0 million and $44.2 million. In 2004, we effectively completed a $250.0 million repurchase program initiated in 2001 which resulted in the repurchase of a total of 8.3 million shares of our common stock. Also in 2004, the Company’s Board of Directors approved a new program to repurchase up to $250.0 million of additional common stock of the Company. Under this new program, we have repurchased 1.4 million shares for $41.5 million. Stock repurchases may be made in open or private transactions.

     Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2004	2003	2002
Cash, cash equivalents and marketable securities	$717.8	$533.5	$562.9
Working capital	3,548.1	3,278.4	3,112.0
Debt net of cash, cash equivalents and marketable securities	766.8	973.6	1,073.3
Debt to capital ratio (1)	22.3%	25.0%	29.4%
Net debt to net capital employed (2)	12.9%	17.7%	21.4%
Return on stockholders’ equity (3)	13.4%	13.2%	11.3%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income, divided by a five-quarter average of stockholders’ equity.

     Working capital primarily includes receivables and inventories, net of drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated working capital has increased over the past two years primarily as a result of our higher sales volume.

     We reduced our ratio of net debt to net capital employed and increased our return on equity over the past two years. Improvements reflect a growth in our operating profit in excess of the growth in working capital and other investments needed to fund the increase in revenue.

     Financial Obligations and Commitments:

     The table below presents our significant financial obligations and commitments at March 31, 2004:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Long-term debt	$1,484.6	$274.8	$35.9	$165.4	$1,008.5
Capital lease obligations	2.8	1.5	1.2	0.1	—
Off balance sheet
Purchase obligations	2,527.9	2,443.9	35.5	11.2	37.3
Operating leases	332.2	84.7	132.6	55.5	59.4
Customer guarantees	227.0	74.7	27.9	3.5	120.9
Other	12.4	4.0	6.8	—	1.6

Total	$4,586.9	$2,883.6	$239.9	$235.7	$1,227.7

     We define a purchase obligation as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases, capital commitments and service agreements. Purchase obligations also include the purchase price for MMC.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     We have agreements with certain of our customers’ financial institutions (primarily for our Canadian business) under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2004, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $169.1 million and $57.9 million. On April 21, 2004, we converted a $40.0 million credit facility guarantee in favor of a customer to a note receivable due from this customer. This secured note bears interest and is repayable in 2007. In conjunction with this modification, an inventory repurchase guarantee in favor of this customer for approximately $12 million has been terminated. We consider it unlikely that we would make significant payments under these guarantees, and accordingly, amounts accrued for these guarantees were nominal.

     In addition, our banks and insurance companies have issued $65.4 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

     Credit Resources:

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. In September 2003, we renegotiated our 364-day revolving credit arrangement. With the exception that the facility was increased by $100.0 million to $650.0 million, the terms of the new agreement are substantially similar to those previously in place. This renewed facility expires in September 2004. We have a three-year $550.0 million revolving credit facility that expires in September 2005. These facilities are primarily intended to support our commercial paper borrowings. We also have a $1.1 billion revolving receivables sale facility, which expires in June 2004. We anticipate renewing our existing capacity under these facilities prior to their expirations. No amounts were outstanding under any of these facilities at March 31, 2004.

     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently BBB, BBB and Baa2, and our commercial paper ratings are currently A-2, F-2, and P-2. Our ratings are stable, except for the Moody’s which is on a negative credit outlook. Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At March 31, 2004, this ratio was 22.3% and we were in compliance with all other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations through our credit facilities, as well as the issuance of additional debt at the interest rates then currently available.

     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

MARKET RISKS

     Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 basis points in 2004, interest expense would not have been materially different from that reported.

     As of March 31, 2004, the aggregate fair value of our long-term debt was $1,701.8 million. Fair value was estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.

     We derive revenues from Canada, the United Kingdom, Ireland, France, the Netherlands, Australia, New Zealand and Puerto Rico. We also have a 22% equity interest in a pharmaceutical distributor in Mexico. We are subject to foreign currency exchange risk on cash flows related to sales, expenses, financing and investment transactions. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows could be materially affected. Aggregate foreign exchange translation gains and losses included in

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

operations, comprehensive income and stockholders’ equity are discussed in Financial Note 1 to the accompanying consolidated financial statements, “Significant Accounting Policies.”

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

     Subsequent to our April 28, 1999 restatement of financial results announcement, and as of March 31, 2004, ninety-one lawsuits have been filed against us, certain of our current or former officers or directors, or those of HBOC, and other defendants. In addition, the United States Attorney’s Office for the Northern District of California and the San Francisco District Office of the SEC also have ongoing investigations in connection with the matters relating to the restatement of previously reported amounts.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

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

     We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services.

     Changes in pharmaceutical and medical-surgical manufacturers’ pricing, selling, inventory, distribution or supply policies or practices, or changes in our customer mix could also significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes may adversely impact us, while not affecting some of our competitors who offer a narrower range of products and services.

     There have been increasing efforts by pharmaceutical manufacturers to control or limit the product availability in the supply channels, which impacts the ways in which distributors are being compensated by manufacturers. For instance, certain types of vendor product incentives and sources of supply, such as certain inventory purchases on the secondary market, are not available at historical levels to the major distributors which have the impact of reducing gross margins. We have been actively working with manufacturers through restructured distribution agreements to ensure that we are appropriately compensated for the services we provide. However, if we fail to negotiate favorable terms, such efforts by the pharmaceutical manufacturers may have an adverse impact on our profitability.

     Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our revenues and gross margins have increased from our generic drug offering programs. An increase or a decrease in the availability of these generic drugs could have a material impact on our net income.

     There has been increasing efforts by various levels of government including state boards and comparable agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit drugs, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system. Certain states, such as Florida, have already adopted laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. These laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and may negatively impact our operating results.

     We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting the Medicare, Medicaid and other government healthcare programs. Furthermore, our relationships with pharmaceutical manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse. Many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical or medical-surgical suppliers, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Substantial defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition and results of operations and liquidity.

     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2004, sales to our ten largest customers accounted for approximately 50% of our total consolidated revenues (including sales to customers’ warehouses). Sales to our largest customer, Rite Aid Corporation, represented approximately 11% of our 2004 total consolidated revenues. At March 31, 2004, accounts receivable from our ten largest customers and Rite Aid Corporation were approximately 50% and 8% of total accounts receivable. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from this or any other large customer could have a significant negative impact on our financial condition, results of operations and liquidity.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Our Pharmaceutical Solutions and Medical-Surgical Solutions segments are dependent upon sophisticated information systems. The implementation delay, malfunction or failure of these systems for any extended period of time could adversely affect our business.

     We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; receive, process and ship orders on a timely basis; manage the accurate billing and collections for thousands of customers and process payments to suppliers. Our business and results of operations may be materially adversely affected if these systems are interrupted, damaged by unforeseen events, or fail for any extended period of time.

We could become subject to liability claims that are not adequately covered by our insurance, and may have to pay damages and other expenses which could have a material adverse effect on us.

     Our business exposes us to risks that are inherent in the distribution and dispensing of pharmaceuticals, the provision of ancillary services (such as our pharmacy management business) and the conduct of our medical management businesses (which include disease management programs and our nurse triage services.) A successful product or professional liability claim not fully covered by our insurance or any applicable contractual indemnity could have a material adverse effect on our business, financial condition or results of operations.

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

The loss of third party licenses utilized by our Information Solutions segment may adversely impact our operating results.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

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

     Our Information Solutions segment’s software and software systems (“systems”) are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. Our Information Solutions business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. Failure of a client’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

New and potential federal regulations relating to patient confidentiality and format and data content standards could depress the demand for our Information Solutions products and impose significant product redesign costs and unforeseen liabilities on us.

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

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Healthcare organizations were required to comply with the privacy standards by April 2003 and additional transaction regulations by October 2003. Such organizations must also be in compliance with security regulations by April 2005.

     Information Solutions systems have been updated and modified to comply with the current requirements of HIPAA. In addition, the division has been testing and sending HIPAA compliant transactions through its clearinghouse directly to payors and to competitive clearinghouses. However, not all testing is complete, and there are payors and competitive clearinghouses which cannot yet accommodate all HIPAA compliant transactions. The Centers for Medicare and Medicaid Services (“CMS”) has indicated that it will delay payment of nonstandard electronic transactions by an additional two weeks as of July 1, 2004. CMS has implemented a flexible, complaint-driven enforcement strategy regarding electronic transactions, taking into account good faith efforts to comply with the HIPAA standards. It is possible, however, that CMS may change its existing enforcement strategy in the future in a manner that increases the likelihood of fines or penalties for non-compliance with standards. To the extent that other payors adopt policies similar to CMS regarding adjudication and payment of nonstandard electronic transactions and testing of standard transactions has not been completed with such payors, payor reimbursement of claims submitted by customers through the McKesson clearinghouse may be slowed, thereby negatively impacting the demand for our clearinghouse services and negatively affecting our financial condition.

     Evolving HIPAA-related laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable our customers to execute new or modified healthcare transactions. We may need to expend additional capital, research and development and other resources to modify our products to address these evolving data security and privacy issues.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

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

     In addition to the above, the following factors could affect future results: changes in generally accepted accounting principles, including the requirement by accounting setting standards boards to expense stock options; tax legislation initiatives, foreign currency fluctuations and general economic and market conditions.

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of
    McKesson Corporation:

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the fiscal period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Financial Note 18 to the consolidated financial statements, the Company is involved in certain shareholder litigation related to HBO & Company and subsidiaries.

As discussed in Financial Note 1, in fiscal 2003 the Company changed its method of accounting for discontinued operations to conform to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As also discussed in Financial Note 1, in fiscal 2004 the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, and retroactively restated the fiscal 2003 and 2002 financial statements.

Deloitte & Touche LLP

San Francisco, California
April 29, 2004, except for paragraph 39 of Financial Note 1 and paragraph 43 of
    Financial Note 18, as to which the date is May 19, 2004

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2004	2003	2002
Revenues	$69,506.1	$57,120.8	$49,988.1
Cost of Sales	66,257.9	54,018.3	47,199.6

Gross Profit	3,248.2	3,102.5	2,788.5
Operating Expenses
Selling	513.1	499.0	425.6
Distribution	625.7	571.7	502.7
Research and development	172.7	149.4	135.1
Administrative	953.3	949.4	1,001.8
Loss on sales of businesses, net	—	—	22.0

Total	2,264.8	2,169.5	2,087.2

Operating Income	983.4	933.0	701.3
Interest Expense	(120.2)	(128.1)	(125.9)
Gain (Loss) on Investments, Net	(1.2)	1.4	(13.7)
Other Income, Net	49.4	45.1	40.4

Income from Continuing Operations Before Income Taxes	911.4	851.4	602.1
Income Taxes	264.9	289.3	180.3

Income (Loss) After Income Taxes
Continuing operations	646.5	562.1	421.8
Discontinued operations	—	(3.0)	(3.2)
Discontinued operations – loss on sale	—	(3.7)	—

Net Income	$646.5	$555.4	$418.6

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$2.19	$1.90	$1.44
Discontinued operations	—	(0.01)	(0.01)
Discontinued operations – loss on sale	—	(0.01)	—

Total	$2.19	$1.88	$1.43

Basic
Continuing operations	$2.23	$1.94	$1.48
Discontinued operations	—	(0.01)	(0.01)
Discontinued operations – loss on sale	—	(0.01)	—

Total	$2.23	$1.92	$1.47

Weighted Average Shares
Diluted	298.6	298.8	298.1
Basic	290.0	289.3	285.2

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$708.0	$522.0
Marketable securities available for sale	9.8	11.5
Receivables, net	5,418.8	4,594.7
Inventories	6,735.1	6,022.5
Prepaid expenses	132.5	102.9

Total	13,004.2	11,253.6

Property, Plant and Equipment, Net	599.9	593.7
Capitalized Software Held for Sale	129.4	131.1
Notes Receivable	172.2	245.6
Goodwill	1,405.8	1,354.2
Intangibles	84.4	95.3
Other Assets	844.3	687.6

Total Assets	$16,240.2	$14,361.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts payable	$553.5	$680.1
Accounts payable	6,810.5	5,802.7
Deferred revenue	543.0	459.7
Current portion of long-term debt	274.8	10.2
Salaries and wages	200.5	217.2
Taxes	378.9	221.3
Other	694.9	584.0

Total	9,456.1	7,975.2

Postretirement Obligations and Other Noncurrent Liabilities	409.0	363.5
Long-Term Debt	1,209.8	1,496.9
Other Commitments and Contingent Liabilities (Note 18)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: 2004 and 2003 – 800.0
Shares issued: 2004 – 297.1, 2003 – 292.3	2.9	2.9
Additional paid-in capital	2,047.2	1,921.2
Other capital	(43.2)	(92.5)
Retained earnings	3,420.6	2,843.3
Accumulated other comprehensive losses	(15.6)	(59.1)
ESOP notes and guarantees	(52.5)	(61.7)
Treasury shares, at cost, 2004 – 6.8, 2003 – 1.1	(194.1)	(28.6)

Total Stockholders’ Equity	5,165.3	4,525.5

Total Liabilities and Stockholders’ Equity	$16,240.2	$14,361.1

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2004, 2003 and 2002
(Shares in thousands, dollars in millions)

	Common Stock		Additional			Accumulated Other	ESOP Notes	Treasury
			Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders’	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Losses	Guarantees	Shares	Amount	Equity	Income (Loss)
Balances, March 31, 2001	286,304	$2.9	$1,828.7	$(111.2)	$2,006.6	$(75.0)	$(89.0)	(2,321)	$(72.9)	$3,490.1
Issuance of shares under employee plans	1,624		5.3	13.4				3,564	117.1	135.8
ESOP note collections							14.5			14.5
Translation adjustment						(4.2)				(4.2)	$(4.2)
Additional minimum pension liability, net of tax of $(1.9)						(3.3)				(3.3)	(3.3)
Net income					418.6					418.6	418.6
Unrealized gain on investments, net of tax of $0.1						0.1				0.1	0.1
Repurchase of shares								(1,243)	(44.2)	(44.2)
Other			(3.0)		0.5	0.8				(1.7)	0.8
Cash dividends declared, $0.24 per common share					(68.5)					(68.5)

Balances, March 31, 2002	287,928	2.9	1,831.0	(97.8)	2,357.2	(81.6)	(74.5)	—	—	3,937.2	$412.0

Issuance of shares under employee plans	4,352		90.2	5.3						95.5
ESOP note collections							12.8			12.8
Translation adjustment						29.7				29.7	$29.7
Additional minimum pension liability, net of tax of $(2.1)						(5.1)				(5.1)	(5.1)
Net income					555.4					555.4	555.4
Unrealized loss on investments, net of tax of $(0.7)						(1.3)				(1.3)	(1.3)
Repurchase of shares								(1,113)	(28.6)	(28.6)
Other					0.4	(0.8)				(0.4)	(0.8)
Cash dividends declared, $0.24 per common share					(69.7)					(69.7)

Balances, March 31, 2003	292,280	2.9	1,921.2	(92.5)	2,843.3	(59.1)	(61.7)	(1,113)	(28.6)	4,525.5	$577.9

Issuance of shares under employee plans	4,832		126.0					(286)	(8.7)	117.3
ESOP note collections							9.2			9.2
Note collections				28.6						28.6
Note reserves				20.7						20.7
Translation adjustment						48.1				48.1	$48.1
Additional minimum pension liability, net of tax of $(3.6)						(4.9)				(4.9)	(4.9)
Net income					646.5					646.5	646.5
Unrealized gain on investments, net of tax of $0.1						0.3				0.3	0.3
Repurchase of shares								(5,362)	(156.8)	(156.8)
Other					0.5					0.5
Cash dividends declared, $0.24 per common share					(69.7)					(69.7)

Balances, March 31, 2004	297,112	$2.9	$2,047.2	$(43.2)	$3,420.6	$(15.6)	$(52.5)	(6,761)	$(194.1)	$5,165.3	$690.0

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2004	2003	2002
Operating Activities
Income from continuing operations	$646.5	$562.1	$421.8
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	104.8	101.2	117.2
Amortization	127.3	102.5	89.3
Provision for bad debts	54.4	68.5	61.7
Notes receivable reserve	21.0	—	—
Customer settlement reserve reversal	(66.4)	(22.3)	—
Contract loss accruals	4.8	51.0	—
Deferred taxes on income	69.5	126.6	76.8
Loss on sales of businesses, net	—	—	22.0
Other non-cash items	14.6	(19.6)	45.4

Total	976.5	970.0	834.2

Effects of changes in:
Receivables	(704.7)	(641.6)	(736.1)
Inventories	(681.3)	13.4	(901.5)
Drafts and accounts payable	900.1	286.5	978.9
Deferred revenue	80.7	50.7	7.9
Taxes	61.6	16.6	150.9
Other	(69.5)	15.2	5.0

Total	(413.1)	(259.2)	(494.9)

Net cash provided by continuing operations	563.4	710.8	339.3
Discontinued operations	—	(0.5)	(2.4)

Net cash provided by operating activities	563.4	710.3	336.9

Investing Activities
Property acquisitions	(115.0)	(116.0)	(130.8)
Capitalized software expenditures	(172.0)	(188.0)	(125.7)
Acquisitions of businesses, less cash and cash equivalents acquired	(49.4)	(385.8)	(73.1)
Notes receivable issuances, net	(8.8)	(55.7)	(58.6)
Proceeds from sale of notes receivable	45.4	117.9	—
Other	31.9	26.7	(16.1)

Net cash used by investing activities	(267.9)	(600.9)	(404.3)

Financing Activities
Proceeds from issuance of debt	—	—	397.3
Repayment of debt	(17.5)	(142.5)	(200.7)
Capital stock transactions:
Issuances	92.6	78.8	88.1
Share repurchases	(156.8)	(25.0)	(44.2)
ESOP notes and guarantees	9.2	12.8	14.5
Dividends paid	(69.8)	(69.7)	(68.5)
Other	32.8	0.4	5.2

Net cash provided (used) by financing activities	(109.5)	(145.2)	191.7

Net increase (decrease) in cash and cash equivalents	186.0	(35.8)	124.3
Cash and cash equivalents at beginning of year	522.0	557.8	433.5

Cash and cash equivalents at end of year	$708.0	$522.0	$557.8

Supplemental Information:
Cash paid (received) for:
Interest	$119.9	$122.0	$108.9
Income taxes	138.2	139.2	(45.7)

See Financial Notes

McKESSON CORPORATION

FINANCIAL NOTES

1. Significant Accounting Policies

     Nature of Operations. The consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

     We conduct our business through three segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Information Solutions. The Pharmaceutical Solutions segment includes our U.S. and Canadian pharmaceutical and healthcare products distribution businesses and a 22% equity interest in a pharmaceutical distributor in Mexico, Nadro S.A. de C.V. (“Nadro”). Our U.S. Pharmaceutical Solutions business also includes the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacies, medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and payor services, consulting and outsourcing services to pharmacies, and distribution of first-aid products to industrial and commercial customers. The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment, and provides logistics and related services within the U.S. The Information Solutions segment delivers enterprise-wide clinical, revenue cycle and resource management software solutions, as well as technology, outsourcing and other professional services, to healthcare organizations throughout North America, certain European countries and the United Kingdom.

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

     Inventories are stated at the lower of cost or market. Inventories for the Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale. For our Pharmaceutical Solutions segment, the majority of the cost of domestic inventories were determined on the last-in, first-out (“LIFO”) method and international inventories stated using the first-in, first-out (“FIFO”) method. Cost of inventories for our Medical-Surgical Solutions segment was primarily determined on the FIFO method. Information Solutions segment inventories consist of computer hardware with cost determined either by the specific identification or the FIFO method. The LIFO method was used to value approximately 90% of our inventories at March 31, 2004 and 2003. Total inventories before the LIFO cost adjustment, which approximates replacement cost, were $6,981.5 million and $6,241.0 million at March 31, 2004 and 2003. Allowances received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,
(In millions)	2004	2003	2002
Amounts capitalized	$57.7	$53.8	$48.6
Amortization expense	53.2	44.3	37.2
Third-party royalty fees paid	25.0	24.9	20.8

     Long-lived Assets. We assess the recoverability of goodwill on at least an annual basis and other long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of impairment losses for long-lived assets, including goodwill, which we expect to hold and use, is based on estimated fair values of the assets. Estimates of fair values are based on quoted market prices, when available, the results of valuation techniques utilizing discounted cash flows (using the lowest level of identifiable cash flows) or fundamental analysis. Long-lived assets to be disposed of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less costs to sell.

     Capitalized Software Held for Internal Use is amortized over estimated useful lives ranging from one to ten years and is included in other assets in the consolidated balance sheets. As of March 31, 2004 and 2003, capitalized software held for internal use was $389.3 million and $325.5 million, net of accumulated amortization of $182.0 million and $127.7 million.

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

     Revenue Recognition. Revenues for our Pharmaceutical Solutions and Medical-Surgical Solutions segments are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectability is probable. Revenues are recorded net of sales returns, allowances and rebates. Sales returns are recorded when goods are returned to us and are generally not accepted unless the inventory can be returned to the manufacturer for credit. Sales returns were approximately $766 million, $755 million and $721 million in 2004, 2003 and 2002. Amounts recorded in revenue and cost of sales under this accounting policy approximate what would have been recorded under Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Included in our Pharmaceutical Solutions segment revenues are large volume sales of pharmaceuticals to a limited number of large self-warehousing customers whereby we order and subsequently deliver bulk products directly from the manufacturer to the customers’ warehouses through a central distribution facility. In addition to these revenues, we also record revenues associated with direct store deliveries from most of these same customers. Sales to customer warehouses amounted to $21.6 billion in 2004, $14.8 billion in 2003, and $13.2 billion in 2002. These sales are recorded gross as we take title to and possession of the inventory and assume the risk of loss for collection, delivery or return. We have significantly lower gross margin on these sales as we pass much of the efficiencies of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars in that the volume allows us to earn incremental product sourcing profits.

     Revenues for our Information Solutions segment are generated primarily by licensing software systems (consisting of software, hardware and maintenance support), and providing outsourcing and professional services. Revenue for this segment is recognized as follows:

     Software systems are marketed under information systems agreements as well as service agreements. Perpetual software arrangements are recognized at the time of delivery or under the percentage-of-completion contract method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the terms and conditions in the contract. Contracts accounted for under the percentage-of-completion method are generally measured based on the ratio of labor costs incurred to date to total estimated labor costs to be incurred. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to earnings in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue.

     Hardware revenues are generally recognized upon delivery. Revenue from multi-year software license agreements is recognized ratably over the term of the agreement. Software implementation fees are recognized as

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

the work is performed or under the percentage-of-completion contract method. Maintenance and support agreements are marketed under annual or multiyear agreements and are recognized ratably over the period covered by the agreements. Remote processing service fees are recognized monthly as the service is performed. Outsourcing service revenues are recognized as the service is performed.

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

     This segment also engages in multiple-element arrangements, which may contain any combination of software, hardware, implementation or consulting services, or maintenance services. When some elements are delivered prior to others in an arrangement and vendor-specific objective evidence of fair value (“VSOE”) exists for the undelivered elements, revenue for the delivered elements is recognized upon delivery of such items. The segment establishes VSOE for hardware and implementation and consulting services based on the price charged when sold separately, and for maintenance services, based on renewal rates offered to customers. Revenue for the software element is recognized under the residual method only when fair value has been established for all of the undelivered elements in an arrangement. If fair value cannot be established for any undelivered element, all of the arrangement’s revenue is deferred until the delivery of the last element or until the fair value of the undelivered element is determinable.

     Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Foreign Currency Translation. Assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2004, 2003 or 2002.

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

     Concentrations of Credit Risk. Trade receivables subject us to a concentration of credit risk with customers primarily in our Pharmaceutical Solutions segment. A significant proportion of our revenue growth has been with a limited number of large customers and as a result, our credit concentration has increased. Accordingly, any defaults in payment by or a reduction in purchases from these large customers could have a significant negative impact on our financial condition, results of operations and liquidity. At March 31, 2004, revenues and accounts receivable from our ten largest customers accounted for approximately 50% of total consolidated revenues and accounts receivable. Fiscal 2004 revenues and March 31, 2004 receivables from our largest customer, Rite Aid Corporation, represented approximately 11% of total consolidated revenues and 8% of accounts receivable. We have also provided financing arrangements to certain of our customers within our Pharmaceutical Solutions segment, some of which are on a revolving basis. At March 31, 2004, these arrangements totaled $196.1 million and we have a security interest in the customers’ assets.

     Accounts Receivable Sales. At March 31, 2004, we had a $1.1 billion revolving receivables sales facility, which was fully available. The program qualifies for sale treatment under SFAS No. 140, “Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabilities.” Sales are recorded at the estimated fair values of the

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions. Discounts are recorded in administrative expenses in the consolidated statements of operations.

     Employee Stock Options. We account for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had compensation cost for our employee stock-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2004	2003	2002
Net income, as reported	$646.5	$555.4	$418.6
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	5.3	3.2	6.9
SFAS No. 123 expense	(209.8)	(159.5)	(168.6)

Pro forma net income	$442.0	$399.1	$256.9

Earnings per common share:
Diluted – as reported	$2.19	$1.88	$1.43
Diluted – pro forma	1.50	1.36	0.88
Basic – as reported	2.23	1.92	1.47
Basic – pro forma	1.52	1.38	0.90

     In 2004, we accelerated the vesting of substantially all unvested stock options outstanding whose exercise price was equal to or greater than $28.20, or substantially all of the total unvested stock options outstanding. SFAS No. 123 expense related to this acceleration amounted to approximately $117 million (or $0.39 per diluted share) on an after-tax basis.

     New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS Nos. 143 and 145 became effective for 2004. The adoption of these standards did not materially impact our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations in a disposal transaction. We adopted SFAS No. 144 as of April 1, 2002. The adoption of this standard resulted in the classification of a disposition of a business as a discontinued operation.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. Liabilities recognized prior to the initial application of SFAS No. 146 continue to be accounted for in accordance with preexisting guidance. The provisions of SFAS No.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

146 were adopted for restructuring activities initiated after December 31, 2002 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for interim and annual periods ending after December 15, 2002. The initial recognition and measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

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

     Also, in November 2002, the FASB reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This consensus is generally effective for new or modified agreements subsequent to November 2002. We were previously accounting for rebates in accordance with this consensus, and as a result, the adoption did not have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted the fair value method of accounting for stock-based compensation, however, as required, we adopted the disclosure provisions of this standard in 2004.

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

     We implemented FIN Nos. 46 and 46(R) on a retroactive basis as required in 2004. As a result of the implementation, the Company no longer consolidates its investment in the McKesson Financing Trust (the “Trust”) as the Company was not designated as the Trust’s primary beneficiary. In accordance with this accounting standard, the Company now recognizes the debentures issued to the Trust as long-term debt in its consolidated financial statements in lieu of the preferred securities that the Trust issued to third parties. Additionally, the consolidated financial statements include interest expense on the debentures and no longer report dividends on the preferred securities, net of tax. These changes increased the Company’s net debt to net capital ratio slightly but did not have a material impact on our consolidated financial statements, including diluted earnings per share.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

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

     In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2003. This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans, however it does revise employers’ disclosures to include more information about plan assets, obligations to pay benefits and funding obligations. As required, the Company adopted the disclosure provisions of SFAS No. 132 in 2004.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21. Additionally, SAB No. 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had previously been codified by the SEC. While the wording of SAB No. 104 reflects the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not have a material effect on our consolidated financial position or results of operations.

     In January 2004, the FASB issued Financial Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted by FSP No. 106-1, we elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the new federal subsidy is issued. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a number of postretirement benefit plans which may benefit from the subsidy and as a result, we are currently evaluating the impact of FSP No. 106-2, which we are required to adopt in our second quarter of 2005.

2. Acquisitions

     We made the following acquisitions:

–	In April 2004, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for $12 per share in cash or approximately $40 million in aggregate. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Financial results for MMC will be reflected as part of our Medical-Surgical Solutions segment in 2005.

–	In the second quarter of 2003, we acquired the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”) for an aggregate cash purchase price of $347.0 million. A.L.I. provides digital medical imaging solutions which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film purchase and storage. The acquisition of A.L.I. complemented our Horizon Clinicals™ offering by incorporating medical images into a computerized patient record. Approximately $328 million of A.L.I.’s purchase price was assigned to goodwill, none of which is deductible for tax purposes. The aggregate purchase

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

price was financed through cash and short-term borrowings. The results of A.L.I.’s operations have been included in the consolidated financial statements within our Information Solutions segment since its acquisition date.

–	In February 2002, our Pharmaceutical Solutions segment acquired, for approximately $62 million in cash, the net assets of PMO, Inc., a national specialty pharmacy business (having previously done business as VitaRx), that provides mail order pharmaceutical prescription services to managed care patients.

–	In 2003, we purchased the remaining interest in an investment of our Pharmaceutical Solutions segment for approximately $32 million, retained a small portion of the business and subsequently sold the balance for approximately $40 million, the proceeds of which consisted of an interest bearing ten-year note receivable, resulting in a nominal loss.

     During the last three years we also completed several smaller acquisitions and investments within our Pharmaceutical Solutions and Information Solutions segments. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

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

     In 2002, we sold three businesses, Abaton.com, Inc., Amisys Managed Care Systems, Inc. and ProDental Corporation. Two of these businesses were from our Information Solutions segment and one was from our Pharmaceutical Solutions segment. Net proceeds from the sale of these businesses were $0.2 million, resulting in a pre-tax loss of $22.0 million and an after-tax gain of $22.0 million. For accounting purposes, the net assets of one of these businesses were written down in 2001 in connection with the restructuring of a former business segment. The tax benefit could not be recognized until 2002 when the sale of the business was completed. In addition, as SFAS No. 144 was not effective until 2003, the dispositions of these businesses were not treated as discontinued operations.

4. Contracts

     In 2003, we recorded a $51.0 million provision for expected losses on five multi-year contracts in our Information Solutions segment’s international business. Substantially all of the expected losses pertain to contracts that were entered into in 2001 or earlier. These contracts contain multiple-element deliverables, including customization of software. In addition, these contracts place significant reliance on third party vendors as well as the customers.

     During the software development and implementation phases of these contracts, despite experiencing certain operational issues, we believed these contracts could be fully performed on a timely basis and remain profitable. In 2003, after experiencing numerous delays in product delivery and functionality, we conducted a reassessment of the contract delivery and project methodology, including assessment of our third party vendors’ ability to perform under these contracts. We determined that certain contract obligations, including software functionality, could not be met within existing contract cost estimates and delivery dates. Accordingly, we reassessed our estimate of the costs to fulfill our contract obligations and recorded a $51.0 million provision for the expected contract losses.

     During the third quarter of 2004, the Company and a customer decided to exit one contract and had commenced discussions to mutually terminate the contract and negotiate settlement terms and conditions, and as a result, we recorded an additional $20.0 million contract loss provision. In the fourth quarter of 2004, we reduced our accrued contract loss provision by $15.2 million primarily to reflect the final terms and conditions of our termination agreement with this customer.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

5. Restructuring and Related Asset Impairments

     Net charges (credits) from restructuring activities over the last three years were as follows:

	Years Ended March 31,
(In millions, except for number of employees)	2004	2003	2002
By Expense Type:
Severance	$5.8	$(5.8)	$14.0
Exit-related costs	(2.3)	(0.3)	18.2
Asset impairments	0.3	1.3	7.6

Subtotal	3.8	(4.8)	39.8
Customer settlement reserve reversals	(66.4)	(22.3)	—

Total	$(62.6)	$(27.1)	$39.8

By Segment:
Pharmaceutical Solutions	$(0.2)	$7.7	$2.6
Medical-Surgical Solutions	0.6	(11.7)	26.0
Information Solutions	(66.6)	(22.3)	12.0
Corporate	3.6	(0.8)	(0.8)

Total	$(62.6)	$(27.1)	$39.8

Number of employees terminated (primarily in distribution, delivery and associated back-office functions)	151	326	295

     In 2004, net charges for restructuring activities, excluding customer settlement reserve reversals, amounted to $3.8 million. These charges related to a number of smaller initiatives offset in part by adjustments to prior years’ restructuring reserves.

     In 2003, net credits for restructuring activities, excluding customer settlement reserve reversals, amounted to $4.8 million. These net credits primarily related to $12.0 million of reversals of severance and exit-related accruals pertaining to our re-evaluation of our 2002 Medical-Surgical Solutions segment distribution center network consolidation plan. The original consolidation plan included a net reduction of 20 distribution centers, from 51, compared to a net reduction of 14 under the revised plan. Net credits for 2003 also include $5.1 million of charges for additional facility closure costs associated with prior years’ restructuring plans in our Pharmaceutical Solutions segment.

     In 2002, net charges for restructuring activities of $39.8 million included severance charges of $19.8 million, exit-related charges of $19.5 million and asset impairment charges of $7.6 million primarily related to a plan to reduce the number of distribution centers in our Medical-Surgical Solutions segment, as well as restructuring activities in our Information Solutions segment. Partially offsetting these charges was a reversal of $7.1 million of prior years’ restructuring reserves due to a change in estimated costs to complete these activities.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The following table summarizes the activity related to the restructuring liabilities, excluding customer settlement reserves, for the three years ended March 31, 2004:

	Pharmaceutical		Medical-Surgical		Information
	Solutions		Solutions		Solutions		Corporate
		Exit-		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Related	Total
Balance, March 31, 2001	$6.0	$3.6	$4.0	$3.9	$3.5	$9.0	$24.7	$0.3	$55.0
Current year expenses	0.7	2.4	11.4	15.7	7.5	1.1	0.2	0.3	39.3
Adjustments to prior years’ expenses	(2.0)	(0.6)	(0.9)	(2.7)	(1.6)	2.0	(1.3)	—	(7.1)

Net expense for the period	(1.3)	1.8	10.5	13.0	5.9	3.1	(1.1)	0.3	32.2
Cash expenditures	(3.5)	(1.0)	(3.6)	(2.6)	(3.8)	(7.6)	(6.8)	(0.3)	(29.2)

Balance, March 31, 2002	1.2	4.4	10.9	14.3	5.6	4.5	16.8	0.3	58.0
Current year expenses	0.8	1.1	—	—	—	—	—	—	1.9
Adjustments to prior years’ expenses	(0.3)	5.1	(5.5)	(6.5)	—	—	(0.8)	—	(8.0)

Net expense for the period	0.5	6.2	(5.5)	(6.5)	—	—	(0.8)	—	(6.1)
Cash expenditures	(1.7)	(2.5)	(3.7)	(3.8)	(4.7)	(1.5)	(2.0)	(0.3)	(20.2)

Balance, March 31, 2003	—	8.1	1.7	4.0	0.9	3.0	14.0	—	31.7
Current year expenses	0.6	0.2	2.0	0.1	—	—	3.9	—	6.8
Adjustments to prior years’ expenses	—	(1.3)	(0.4)	(1.1)	—	(0.2)	(0.3)	—	(3.3)

Net expense for the period	0.6	(1.1)	1.6	(1.0)	—	(0.2)	3.6	—	3.5
Cash expenditures	(0.2)	(1.8)	(1.6)	(1.1)	(0.7)	(0.9)	(7.1)	—	(13.4)

Balance, March 31, 2004	$0.4	$5.2	$1.7	$1.9	$0.2	$1.9	$10.5	$—	$21.8

     Accrued restructuring liabilities are included in other liabilities in the consolidated balance sheets. The remaining balances at March 31, 2004 for Corporate include approximately $7 million of retirement costs which were paid in April 2004.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Information Solutions segment. In 2004 and 2003, we reversed $66.4 million and $22.3 million of accrued customer settlement reserves into operating expenses due to favorable settlements and negotiations with affected customers. There have been no significant offsetting changes in estimates that increase the provision for customer settlements. Total cash and non-cash settlements of $45.3 million and $95.0 million have been incurred since the inception of this restructuring plan. Non-cash settlements represent write-offs of customer receivables.

     The following table summarizes the activity related to the customer settlement reserves for the three years ended March 31, 2004:

		Settlements		Reversals of
	Beginning			Prior Years’
(In millions)	Balance	Cash	Non-cash (a)	Expenses(b)	Ending Balance
March 31, 2002	$195.5	$(19.9)	$(42.2)	$—	$133.4
March 31, 2003	133.4	(13.0)	(11.2)	(22.3)	86.9
March 31, 2004	86.9	(2.1)	(12.2)	(66.4)	6.2

(a)	Non-cash settlements represent write-offs of customer receivables.

(b)	By the third quarter of fiscal 2003, we had completed, on a cumulative basis, settlements with 71% of our affected customers. Additionally, we announced the general availability of a critical software component of our clinical strategy, which helped us refine our estimate of customers expected to move forward with the clinical product replacements and provided a more favorable prognosis of remaining settlements. Accordingly, we reversed $22.3 million of the customer settlement reserve in the fiscal year. In fiscal 2004, we had significant settlement activity, including the completion and execution of a number of the more difficult customer settlements. As of March 31, 2004, we were substantially complete (97%) with our customer settlements. As a result, the customer settlement reserve was reduced by $66.4 million and we believe we have good estimates for the few remaining settlements.

     Past settlements do not necessarily reflect future or projected settlement amounts. Customer settlement reserves were established, reviewed and assessed on a customer and contract specific basis, and actual settlements for each customer varied significantly depending on the specific mix and number of products, and each customer contract or contracts.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     By the end of the fourth quarter of 2004, we substantially completed our negotiations with the affected customers. As a result, we do not anticipate additional significant increases to the allowance for customer settlements. However, as settlement negotiations with the remaining customers are finalized, additional adjustments to the reserve may be necessary.

6. Gain (Loss) on Investments, Net

     Gain (loss) on investments includes gains and losses from the sale or liquidation of investments and other-than-temporary impairment losses. We recorded other-than-temporary impairment losses of $1.5 million, $8.5 million, and $14.6 million in 2004, 2003 and 2002 on equity and joint venture investments as a result of significant declines in the market values of these investments. We used quoted market prices, if available, to determine the fair value of our investments. For investments that do not trade regularly, we estimated fair value using a variety of pricing techniques including discounted cash flow analyses and market transactions.

7. Other Income, Net

	Years Ended March 31,
(In millions)	2004	2003	2002
Interest income	$28.5	$24.4	$23.8
Equity in earnings, net	7.4	12.2	6.3
Gain on sale of notes receivable	3.1	5.3	—
Other, net	10.4	3.2	10.3

Total	$49.4	$45.1	$40.4

     Equity in earnings is primarily derived from our investment in Nadro and a real estate venture. In 2004 and 2003, we sold certain sales-type lease receivables to a third party for $45.4 million and $117.9 million. Gains on the sales of $3.1 million and $5.3 million were recognized from these receivable sales in 2004 and 2003.

8. Earnings Per Share

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The computations for basic and diluted earnings per share from continuing operations are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2004	2003	2002
Income from continuing operations	$646.5	$562.1	$421.8
Interest expense on convertible junior subordinated debentures, net of tax benefit	6.2	6.2	6.2

Income from continuing operations – diluted	$652.7	$568.3	$428.0

Weighted average common shares outstanding:
Basic	290.0	289.3	285.2
Effect of dilutive securities:
Options to purchase common stock	2.8	3.5	7.0
Convertible junior subordinated debentures	5.4	5.4	5.4
Restricted stock	0.4	0.6	0.5

Diluted	298.6	298.8	298.1

Earnings per share from continuing operations:
Basic	$2.23	$1.94	$1.48
Diluted	2.19	1.90	1.44

     Approximately 37.8 million, 33.3 million and 27.4 million stock options were excluded from the computations of diluted net earnings per share in 2004, 2003 and 2002 as their exercise price was higher than the Company’s average stock price.

9. Receivables, net

	March 31,
(In millions)	2004	2003
Customer accounts	$4,986.1	$4,305.9
Other	609.5	574.2

Total	5,595.6	4,880.1
Allowances	(176.8)	(285.4)

Net	$5,418.8	$4,594.7

     The allowances are for uncollectible accounts, discounts, returns, refunds, customer settlements and other adjustments. Allowances declined in 2004 primarily due to a $66.4 million reversal of accrued customer settlements into operating expenses and a $44.1 million write-off of a previously reserved note receivable.

10. Property, Plant and Equipment, net

	March 31,
(In millions)	2004	2003
Land	$34.2	$34.3
Building, machinery and equipment	1,289.1	1,196.8

Total property, plant and equipment	1,323.3	1,231.1
Accumulated depreciation	(723.4)	(637.4)

Property, plant and equipment, net	$599.9	$593.7

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

11. Goodwill and Other Intangibles

     Changes in the carrying amount of goodwill were as follows:

	Pharmaceutical	Medical-Surgical	Information
(In millions)	Solutions	Solutions	Solutions	Total
Balance, March 31, 2002	$303.9	$689.4	$29.0	$1,022.3
Goodwill acquired	41.8	—	328.1	369.9
Sale of business	(38.6)	—	—	(38.6)
Translation adjustments and other	—	(2.9)	3.5	0.6

Balance, March 31, 2003	307.1	686.5	360.6	1,354.2
Goodwill acquired	32.2	1.0	1.7	34.9
Translation adjustments	3.1	—	13.6	16.7

Balance, March 31, 2004	$342.4	$687.5	$375.9	$1,405.8

     Information regarding other intangible assets is as follows:

	March 31,
(In millions)	2004	2003
Customer lists	$92.9	$89.9
Technology	61.2	58.7
Trademarks and other	23.8	21.5

Gross intangibles	177.9	170.1
Accumulated amortization	(93.5)	(74.8)

Other intangible assets, net	$84.4	$95.3

     Amortization expense of other intangible assets was $21.2 million, $18.2 million and $14.4 million for 2004, 2003 and 2002. The weighted average remaining amortization period for customer lists, technology, and trademarks and other intangible assets at March 31, 2004 was: 8 years, 5 years and 5 years. Estimated future annual amortization expense of these assets is as follows: $17.9 million, $12.9 million, $12.4 million, $13.4 million and $5.0 million for 2005 through 2009, and $7.9 million thereafter. At March 31, 2004, there were $14.9 million of other intangible assets not subject to amortization.

12. Long-Term Debt and Other Financing

	March 31,
(In millions)	2004	2003
8.91% Series A Senior Notes due February, 2005	$100.0	$100.0
8.95% Series B Senior Notes due February, 2007	20.0	20.0
9.13% Series C Senior Notes due February, 2010	215.0	215.0
6.30% Notes due March, 2005	150.0	150.0
6.40% Notes due March, 2008	150.0	150.0
7.75% Notes due February, 2012	398.4	398.0
7.65% Debentures due March, 2027	175.0	175.0
5.00% Convertible Junior Subordinated Debentures due June 2027	206.2	206.2
ESOP related debt (see Financial Note 15)	52.5	61.7
Other	17.5	31.2

Total debt	1,484.6	1,507.1
Less current portion	274.8	10.2

Total long-term debt	$1,209.8	$1,496.9

     Convertible Junior Subordinated Debentures

     In February 1997, we issued 5% Convertible Junior Subordinated Debentures (the “Debentures”) in an aggregate principal amount of $206,186,000. The Debentures, which are included in long-term debt, mature on June 1, 2027, bear interest at an annual rate of 5%, payable quarterly, and are currently redeemable by us at 101.5% of the

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

principal amount. The Debentures were purchased by the Trust, which is wholly owned by the Company, with proceeds from its issuance of four million shares of preferred securities to the public and 123,720 common securities to us. These preferred securities are convertible at the holder’s option into the Company’s common stock. The Debentures represent the sole assets of the Trust.

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

     Other Financing

     We have a 364-day revolving credit agreement that allows for short-term borrowings of up to $650.0 million (2003 – $550.0 million) which expires in September 2004, and a $550.0 million three-year revolving credit facility which expires in September 2005. These facilities are primarily intended to support our commercial paper borrowings. We also have a $1.1 billion revolving receivables sale facility, which expires in June 2004. At March 31, 2004, there were no amounts utilized under any of these facilities.

     In January 2002, we completed a public offering of $400.0 million of 7.75% unsecured notes, due in 2012. These notes are redeemable at any time, in whole or in part, at our option. Net proceeds of $397.3 million for the issuance of these notes were used to repay term debt and for other general corporate purposes.

     The employee stock ownership program (“ESOP”) debt bears interest at rates ranging from 8.6% fixed rate to approximately 89% of the London Interbank Offering Rate (“LIBOR”) or LIBOR plus 0.4% and is due in semi-annual and annual installments through 2009.

     Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At March 31, 2004, this ratio was 22.3% and we were in compliance with all other covenants.

     Aggregate annual payments on long-term debt, including capital lease obligations, for the years ending March 31, are as follows: $274.8 million in 2005, $8.7 million in 2006, $27.2 million in 2007, $157.4 million in 2008, $8.0 million in 2009 and $1,008.5 million thereafter.

13. Financial Instruments and Hedging Activities

     At March 31, 2004 and 2003, the carrying amounts of cash and cash equivalents, marketable securities, receivables, drafts and accounts payable, and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments. The carrying amounts and estimated fair values of our long-term debt were $1,484.6 million and $1,701.8 million at March 31, 2004 and $1,507.1 million and $1,678.0 million at March 31, 2003. The estimated fair value of our long-term debt was determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

     In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit these risks through the use of derivatives such as interest rate swaps and forward contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The net fair value of our derivatives was as follows:

		March 31,
		2004		2003
	Hedge
(In millions)	Designation	Fair Value	Maturity	Fair Value	Maturity
Net asset (liability):
Interest rate swaps	Fair Value	$6.4	2005	$11.5	2005
Foreign currency			Various dates		Various dates
exchange contracts	Fair Value	(6.4)	through 2008	(2.2)	through 2006

Total		$—		$9.3

14. Lease Obligations

     We lease facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $4.5 million and $5.5 million at March 31, 2004 and 2003.

     Future minimum lease payments and sublease rental income for years ending March 31 are:

	Non-cancelable	Non-cancelable
	Operating	Sublease
(In millions)	Leases	Rentals	Capital Leases
2005	$84.7	$4.7	$1.5
2006	73.2	3.7	0.9
2007	59.4	2.6	0.3
2008	31.9	0.9	0.1
2009	23.6	0.5	—
Thereafter	59.4	0.9	—

Total minimum lease payments	$332.2	$13.3	2.8

Less amounts representing interest			(0.2)

Present value of minimum lease payments			$2.6

     Rental expense was $111.0 million, $109.6 million and $110.1 million in 2004, 2003 and 2002. Most real property leases contain renewal options and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts.

15. Pension Plans and Other Postretirement Benefits

     We maintain a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees. In addition, we provide postretirement benefits, consisting of healthcare and life insurance benefits, for certain eligible employees.

     U.S. Plans

     Eligible U.S. employees who were employed by the Company prior to December 31, 1996 are covered under the Company-sponsored defined benefit retirement plan. In 1997, we amended this plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. No annual contributions have been made by the Company since this plan was frozen. The benefits for this defined benefit retirement plan are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have nonqualified supplemental defined benefit plans for certain U.S. executives, which are non-funded. In addition to providing these retirement (“pension”) benefits, we provide postretirement healthcare and life insurance (“other postretirement”) benefits for certain eligible employees.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The net periodic expense (income) for our U.S. pension plans is as follows:

	Years Ended March 31,
(In millions)	2004	2003	2002
Service cost—benefits earned during the year	$2.5	$1.8	$2.2
Interest cost on projected benefit obligation	24.2	23.8	23.7
Expected return on assets	(23.2)	(27.6)	(35.6)
Amortization of unrecognized loss and prior service costs	11.2	2.6	0.8
Immediate recognition of pension cost (gain)	—	1.3	(1.0)

Net periodic pension expense (income)	$14.7	$1.9	$(9.9)

     The projected unit credit method is utilized for measuring net periodic pension expense (income) over the employees’ service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the projected benefit obligation and the market value of assets are amortized straight-line over the remaining future service periods.

     The net periodic expense for our U.S. postretirement benefits is as follows:

	Years Ended March 31,
(In millions)	2004	2003	2002
Service cost—benefits earned during the year	$2.1	$1.3	$0.8
Interest cost on projected benefit obligation	11.5	11.0	9.5
Amortization of unrecognized loss and prior service costs	23.3	16.7	8.2

Net periodic postretirement expense	$36.9	$29.0	$18.5

     Information regarding the changes in benefit obligations and plan assets for our U.S. pension and other postretirement benefit plans is as follows:

	Pension		Other Postretirement
(In millions)	2004	2003	2004	2003
Change in benefit obligations
Benefit obligation at beginning of year	$363.2	$331.9	$178.3	$160.7
Service cost	2.5	1.8	2.1	1.3
Interest cost	24.2	23.8	11.5	11.0
Amendments	1.3	—	—	—
Actuarial losses	34.0	33.3	39.0	23.0
Benefit payments	(26.7)	(27.6)	(17.5)	(17.7)

Benefit obligation at end of year	$398.5	$363.2	$213.4	$178.3

Change in plan assets
Fair value of plan assets at beginning of year	$291.3	$346.8	$—	$—
Actual return (loss) on plan assets	60.7	(26.9)	—	—
Employer contributions	4.1	4.3	17.5	17.7
Expenses paid	(1.6)	(5.3)	—	—
Benefits paid	(26.7)	(27.6)	(17.5)	(17.7)

Fair value of plan assets at end of year	$327.8	$291.3	$—	$—

     The accumulated benefit obligation for our U.S. pension plans was $393.2 million and $360.6 million at March 31, 2004 and 2003.

     In April 2004, we made several lump sum cash payments totaling $41.6 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” approximately $13 million in settlement charges associated with these payments will be expensed in the first quarter of 2005.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     A reconciliation of the U.S. pension and other postretirement plans’ funded status to the net asset (liability) recognized is as follows:

	Pension		Other Postretirement
(In millions)	2004	2003	2004	2003
Funded status
Funded status at end of year	$(70.7)	$(71.9)	$(213.4)	$(178.3)
Unrecognized net actuarial loss	100.0	112.4	64.4	49.8
Unrecognized prior service cost	5.9	5.3	(3.3)	(4.3)

Prepaid (liability) benefit cost	$35.2	$45.8	$(152.3)	$(132.8)

Net amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$96.1	$98.1	$—	$—
Accrued benefit cost	(94.0)	(82.8)	(152.3)	(132.8)
Intangible asset	5.9	5.2	—	—
Accumulated other comprehensive loss-net of tax of $10.3 and $8.6	16.8	16.7	—	—

Net asset (liability)	$24.8	$37.2	$(152.3)	$(132.8)

     Additional minimum liabilities were established to increase accrued benefit cost, totaling $33.0 million and $30.5 million at March 31, 2004 and 2003 for our U.S. unfunded pension plans. The additional minimum liabilities were partially offset by intangible assets of $5.9 million and $5.2 million and charged to other comprehensive loss included in the consolidated stockholders’ equity, net of tax.

     Projected benefit obligations relating to our unfunded U.S. pension plans were $99.3 million and $85.3 million at March 31, 2004 and 2003. The Company uses a December 31 measurement date for its U.S. pension and other postretirement benefit plans. Pension costs are funded based on the recommendations of independent actuaries and other postretirement benefits are funded as claims are paid. We expect contributions for our U.S. pension plans in 2005 to increase to approximately $46 million.

     Expected benefit payments for our U.S. pension and other postretirement plans are as follows:

		Other
(In millions)	Pension	Postretirement
2005	$67.1	$19.3
2006	25.2	20.4
2007	24.9	21.1
2008	24.8	21.2
2009	24.8	21.1
2010 – 2014	125.9	101.1

     Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

     The weighted average asset allocations of the investment portfolio for our U.S. pension plans at December 31 and target allocations are as follows:

		Percentage of Fair Value
		of Total Plan Assets
	Target
Assets Category	Allocation	2003	2002
Domestic equity securities	44%	44%	42%
International equity securities	15	16	15
Fixed income	34	30	32
Other	7	10	11

Total	100%	100%	100%

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     We develop our expected long-term rate of return assumption based on the historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices. Our target asset allocation was determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve our overall investment objective.

     Weighted-average assumptions used to estimate the net periodic pension and other postretirement benefit expenses (income) and the actuarial present value of benefit obligations were as follows:

	Years Ended March 31,
	2004	2003	2002
Net periodic expense (income)
Discount rates	6.75%	7.25%	7.50%
Rate of increase in compensation	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.25	8.25	9.75
Benefit obligation
Discount rates	6.00%	6.75%	7.25%
Rate of increase in compensation	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.25	8.25	9.75

     Actuarial losses for the postretirement benefit plan are amortized over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 14% and 15% for prescription drugs, 15% and 11% for medical and 7% and 8% for dental in 2004 and 2003. The assumed combined healthcare cost trend was 11% in 2002. The healthcare cost trend rate assumption has a significant effect on the amounts reported. The table below presents the impact of a one-percentage-point increase and a one-percentage-point decrease in the assumed healthcare cost trend rate on the total service and interest cost components and on the postretirement benefit obligation:

	Years Ended March 31,
(In millions)	2004	2003	2002
One-percentage-point increase
Effect on total service and interest cost components	$1.2	$0.9	$0.7
Effect on postretirement benefit obligation	13.0	10.7	10.3
One-percentage-point decrease
Effect on total service and interest cost components	(1.0)	(0.8)	(0.6)
Effect on postretirement benefit obligation	(11.5)	(9.5)	(9.2)

     Other Defined Benefit Plans

     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefits liabilities upon our withdrawal from the plan, however information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material as of and for the years ended March 31, 2004, 2003 and 2002.

     We also have defined benefit pension plans for eligible Canadian and United Kingdom employees. At March 31, 2004 and 2003, the fair value of assets for these plans amounted to $43.8 million and $30.8 million, and benefit obligations amounted to $63.9 million and $45.4 million. For the years ended March 31, 2004, 2003 and 2002, pension expense for these plans was $4.9 million, $3.1 million and $1.6 million.

     Defined Contribution Plans

     We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Eligible employees may contribute up to 20% of their compensation to an individual retirement savings account. The Company makes matching contributions equal to or greater than 50% of employee contributions, not to exceed 3% of employee compensation. An additional annual matching contribution may be

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

granted at the discretion of the Company. The Company provides for the PSIP contributions with its common shares through its leveraged ESOP.

     The ESOP has purchased an aggregate of 24.3 million shares of the Company’s common stock since its inception. These purchases have been financed by 10 to 20-year loans from or guaranteed by us. The ESOP’s outstanding borrowings are reported as long-term debt of the Company and the related receivables from the ESOP are shown as a reduction of stockholders’ equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings. Stock is made available from the ESOP based on debt service payments on ESOP borrowings.

     Contribution expense for the PSIP in 2004, 2003 and 2002 was all ESOP related. After-tax ESOP expense, including interest expense on ESOP debt, was $7.8 million, $7.9 million and $9.2 million in 2004, 2003 and 2002. Approximately 1.6 million, 1.7 million and 1.5 million shares of common stock were allocated to plan participants in 2004, 2003 and 2002. Through March 31, 2004, 20.8 million common shares have been allocated to plan participants, resulting in a balance of 3.5 million common shares in the ESOP which have not yet been allocated to plan participants.

16. Income Taxes

     The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2004	2003	2002
Current
Federal	$157.4	$117.2	$76.4
State and local	25.3	21.1	4.4
Foreign	12.7	24.4	22.7

Total current	195.4	162.7	103.5

Deferred
Federal	73.9	116.3	56.4
State and local	1.8	31.4	17.4
Foreign	(6.2)	(21.1)	3.0

Total deferred	69.5	126.6	76.8

Total income taxes	$264.9	$289.3	$180.3

     In 2004, we recorded a $23.2 million income tax benefit relating to favorable tax settlements with the U.S. Internal Revenue Service and with various other taxing authorities. A large portion of this benefit, which was not previously recognized by the Company, resulted from the filing of amended tax returns by our subsidiary, McKesson Information Solutions (formerly known as HBO & Company (“HBOC”)) for the years ended December 31, 1998 and 1997.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate follows:

	Years Ended March 31,
(In millions)	2004	2003	2002
Income taxes at federal statutory rate	$319.0	$298.0	$210.7
State and local income taxes net of federal tax benefit	17.6	34.0	14.0
Tax settlements	6.6	6.6	20.7
Foreign tax rate differential	(63.4)	(50.0)	(18.2)
Dividends received from foreign investments	1.3	1.3	44.3
Dispositions of businesses	—	—	(40.0)
Foreign tax credit	(0.6)	(0.7)	(47.0)
Other—net	(15.6)	0.1	(4.2)

Total income taxes	$264.9	$289.3	$180.3

     Foreign pre-tax earnings were $199.7 million, $152.2 million and $125.1 million in 2004, 2003 and 2002. At March 31, 2004, undistributed earnings of our foreign operations totaling $406.8 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

     Deferred tax balances consisted of the following:

	March 31,
(In millions)	2004	2003
Assets
Receivable allowances	$79.2	$119.4
Deferred revenue	176.9	119.4
Compensation and benefit-related accruals	110.8	86.6
Deferred compensation	68.4	79.3
Intangibles	51.3	55.1
Investment valuation	15.8	7.1
Loss and credit carryforwards	45.8	64.6
Other	65.7	53.0

Subtotal	613.9	584.5
Less: valuation allowance	(20.4)	(24.2)

Total assets	$593.5	$560.3

Liabilities
Basis differences for inventory valuation and other assets	$(515.9)	$(455.8)
Basis difference for fixed assets	(47.4)	(27.6)
Systems development costs	(115.5)	(116.3)
Retirement plans	(13.8)	(39.7)
Other	(57.0)	(4.6)

Total liabilities	(749.6)	(644.0)

Net deferred tax liability	$(156.1)	$(83.7)

Current net deferred tax liability	$(187.7)	$(82.9)
Long term net deferred tax asset (liability)	31.6	(0.8)

Net deferred tax liability	$(156.1)	$(83.7)

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     We have income tax net operating loss carryforwards related to our U.K. operations of approximately $78 million, which have an indefinite life. We also have state income tax net operating loss carryforwards of approximately $298 million which will expire at various dates from 2005 through 2024. We believe that it is more likely than not that the benefit from these state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a full valuation allowance of $20.4 million on the deferred tax assets relating to these state net operating loss carryforwards. If this valuation allowance is reversed in the future, approximately $12 million of the tax benefit realized will be credited to equity.

17. Financial Guarantees and Warranties

     Financial Guarantees

     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2004, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $169.1 million and $57.9 million of which a nominal amount had been accrued.

     In 2004, a Pharmaceutical Solutions customer filed for bankruptcy. Accordingly, we reviewed all amounts owed to us from this customer as well as financial guarantees provided to third parties in favor of this customer, and as a result, we increased our provision for doubtful accounts by $30.0 million. On April 21, 2004, we converted a $40.0 million credit facility guarantee in favor of this customer to a note receivable due from this customer. This secured note bears interest and is repayable in 2007. In conjunction with this modification, an inventory repurchase guarantee in favor of this customer for approximately $12 million has been terminated.

     At March 31, 2004, we had commitments of $12.4 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.

     The expirations of the above noted financial guarantees and commitments are as follows: $78.7 million, $27.7 million, $7.0 million, $1.9 million and $1.6 million from 2005 through 2009, and $122.5 million thereafter.

     In addition, our banks and insurance companies have issued $65.4 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

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

     Warranties

     In the normal course of business, we provide certain warranties and indemnification protection for our products and services. For example, we provide warranties that the pharmaceutical and medical-surgical products we distribute are in compliance with the Food, Drug and Cosmetic Act and other applicable laws and regulations. We have received the same warranties from our suppliers, which customarily are the manufacturers of the products. In

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

addition, we have indemnity obligations to our customers for these products, which have also been provided to us from our suppliers, either through express agreement or by operation of law.

     We also provide warranties regarding the performance of software and automation products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed upon specifications. For software products, this may result in additional project costs which are reflected in our estimates used for the percentage-of-completion method of accounting for software installation services within these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenue from these maintenance agreements is recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the consolidated balance sheets.

18. Other Commitments and Contingent Liabilities

     I. Accounting Litigation

     Since the announcements by the Company in April, May and July of 1999 that it had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company (“HBOC”) and now known as McKesson Information Solutions, Inc., were improperly recorded as revenue and reversed, as of March 31, 2004, ninety-one lawsuits have been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Arthur Andersen”).

     Federal Actions

     Sixty-seven of the above mentioned actions have been filed in Federal Court (the “Federal Actions”). All of the undismissed Federal Actions are pending before the Honorable Ronald M. Whyte of the United States District Court (the “Court”) for the Northern District of California. Federal Actions filed as class actions (excluding the Employee Retirement Income Security Act (commonly known as “ERISA”) actions discussed below) have been consolidated into a single action before Judge Whyte under the caption In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the “Consolidated Action”). As discussed below, some individual Federal Actions are also pending before Judge Whyte. By order dated December 22, 1999, Judge Whyte appointed the New York State Common Retirement Fund as lead plaintiff (“Lead Plaintiff”) in the Consolidated Action and approved Lead Plaintiff’s choice of counsel.

     After the filing of three consolidated complaints and multiple motions by multiple defendants challenging the sufficiency of those complaints, the pleadings in the case have been set with respect to McKesson and HBOC (motions for reconsideration of prior dismissal orders issued by Judge Whyte have been filed by Arthur Andersen and Bear Stearns and remain pending). The operative complaint in the Consolidated Action is Lead Plaintiff’s Third Amended and Consolidated Class Action Complaint (“TAC”), filed on February 15, 2002. The TAC asserts claims against McKesson and HBOC under Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the events leading to McKesson’s announcements in April, May and July 1999, and names McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, Arthur Andersen and Bear Stearns as defendants. The Section 10(b) claim alleges that McKesson and HBOC intentionally misstated the financial statements of HBOC or McKesson during the class period. The Section 14(a) claim alleges that the Joint Proxy Statement/Prospectus issued in connection with a McKesson subsidiary and HBOC merger (the “Merger”) contained material misstatements or omissions and that McKesson was negligent in issuing the Joint Proxy Statement/Prospectus with those misstatements. The TAC seeks unspecified damages and attorneys’ fees.

     By order dated January 6, 2003, Judge Whyte dismissed with prejudice the claim against the Company under Section 10(b) of the Exchange Act to the extent that claim was based on McKesson’s conduct or statements prior to the January 12, 1999 merger transaction with HBOC, denied the Company’s motion to dismiss the claim against the Company under Section 14(a) of the Exchange Act, and ordered the Company to answer the TAC. Following the Court’s January 6, 2003 orders, the following claims remained against McKesson and HBOC: (i) a claim against HBOC under Section 10(b) of the Exchange Act; (ii) a claim against McKesson under Section 10(b) of the Exchange Act with respect to post-Merger conduct only; and (iii) a Section 14(a) claim against McKesson, as described in the Court’s January 6, 2003 order. The Company and HBOC filed answers to the TAC on March 7,

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

2003, denying that the Company or HBOC had violated Section 10(b) or Section 14(a) or that they had any liability to the alleged plaintiff class.

     On March 7, 2003, Lead Plaintiff filed a motion for class certification seeking to certify a class consisting of (i) all persons and entities who purchased or otherwise acquired publicly traded securities of HBOC during the period from January 20, 1997, through and including January 12, 1999, (ii) all persons and entities who purchased or otherwise acquired publicly traded securities or call options, or who sold put options, of McKesson during the period from October 18, 1998 through and including April 27, 1999, and (iii) all persons and entities who held McKesson common stock on November 27, 1998 and still held those shares on January 12, 1999. Lead Plaintiff seeks an order appointing three representatives of this proposed class: (i) the Lead Plaintiff; (ii) City of Miami Beach General Employees Retirement Trust; and (iii) an individual investor named Donald Chiert. The hearing on class certification was held on March 12, 2004. Judge Whyte has not yet ruled on the motion for class certification. McKesson and HBOC have commenced the production of documents in the Consolidated Action and, pursuant to pretrial orders, merits depositions have begun. A trial is scheduled to commence on September 12, 2005.

     On January 11, 2001, McKesson filed an action in the Court for the Northern District of California against the Lead Plaintiff in the Consolidated Action individually, and as a representative of a defendant class of former HBOC shareholders who exchanged HBOC shares for Company shares in the January 12, 1999 Merger, McKesson HBOC, Inc. v. New York State Common Retirement Fund, Inc. et al. (Case No. C01-20021 RMW) (the “Complaint and Counterclaim”). In the Complaint and Counterclaim, the Company alleged that the exchanged HBOC shares were artificially inflated due to undisclosed accounting improprieties, and that the exchange ratio therefore provided more shares to former HBOC shareholders than would have otherwise been the case. In this action, the Company sought to recover the “unjust enrichment” received by those HBOC shareholders who exchanged more than 20,000 HBOC shares in the Merger. The Company did not allege any wrongdoing by these shareholders. On January 9, 2002, Judge Whyte dismissed the Complaint and Counterclaim with prejudice. The Company appealed this ruling to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). On August 13, 2003, the Ninth Circuit affirmed Judge Whyte’s January 9, 2002, order dismissing the Complaint and Counterclaim.

     By order dated February 7, 2000, Judge Whyte coordinated with the Consolidated Action a class action alleging claims under ERISA, Chang v. McKesson HBOC, Inc. et al. (Case No. C-00-20030 RMW), and a shareholder derivative action that had been filed in the Northern District of California under the caption Cohen v. McCall et al. (Case No. C-99-20916 RMW) with the Consolidated Action. There has been no further significant activity in the Cohen action. By stipulated order dated April 30, 2003, no defendant or nominal defendant is required to respond to the complaint until notified by the plaintiff in writing with thirty days notice or upon further order of the Court. Recent developments in the Chang action are discussed below.

     Several individual actions have also been filed in, or transferred to, the Northern District of California. On November 12, 1999, an individual shareholder action was filed in the Court for the Northern District of California under the caption Jacobs v. McKesson HBOC, Inc., et al. (C-99-21192 RMW). The Plaintiffs in Jacobs are former HBOC shareholders who acquired their HBOC shares pursuant to a registration statement issued by HBOC prior to the Merger, and then exchanged their HBOC shares for McKesson shares in the Merger. Plaintiffs in Jacobs assert claims under federal and state securities laws and a claim for common law fraud. Plaintiffs seek unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. Judge Whyte’s December 22, 1999, order consolidated the Jacobs action with the Consolidated Action. With leave of the Court, the Jacobs plaintiffs amended their complaint, but the action remains stayed. On September 21, 2000 the plaintiffs in Jacobs v. McKesson HBOC, Inc. filed a new individual action entitled Jacobs v. HBO & Company (Case No. C-00-20974 RMW). The Jacobs complaint names only HBOC as a defendant and asserts claims under Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Exchange Act and various state law causes of action. The complaint seeks unspecified compensatory and punitive damages, and costs of suit, including attorneys’ fees. This action has been assigned to Judge Whyte and consolidated with the Consolidated Action.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     On January 7, 2000, an individual action was filed in the Court for the Northern District of California under the caption Cater v. McKesson Corporation et al. (Case No. C-00-20327 RMW). The plaintiff is Terry Cater, a former employee of the Company who alleges that his options and restricted stock were substantially devalued as a result of the Merger and the subsequent drop in the Company’s stock price. Plaintiff in Cater asserts claims under the federal securities laws as well as claims for breach of good faith and fair dealing, fraud and negligent misrepresentation. Plaintiff seeks (i) unspecified special damages in excess of $50,000, (ii) unspecified general damages, (iii) prejudgment interest and (iv) reasonable attorneys’ fees. The case has been assigned to Judge Whyte and the parties stipulated to a stay pending the outcome of the motions to dismiss in the Consolidated Action.

     On February 7, 2000, an action entitled Baker v. McKesson HBOC, Inc., et al. (Case No. CV 00-0188) was filed in the U.S. District Court for the Western District of Louisiana. The same plaintiffs then filed a virtually identical parallel action in Louisiana State Court, Rapides Parish, under the caption Baker v. McKesson HBOC, Inc., et al (filed as Case No. 199018; Case No. CV-00-0522 after removal to federal court). Plaintiffs, former shareholders of Automated Prescription Services, allege claims under the federal securities laws, and claims for breach of fiduciary duty, misrepresentation and detrimental reliance. The state court action was removed to federal court and the two Baker cases have been transferred to the Northern District of California and consolidated with the Consolidated Action.

     On June 17, 2003, plaintiffs in the Baker cases filed a Second Amended Complaint (“SAC”) against McKesson, HBOC, various current or former officers or directors of McKesson or HBOC, Arthur Andersen and Bear Stearns. The SAC asserts claims against McKesson and HBOC under Section 14(a) of the Exchange Act, for common law breach of fiduciary duty (McKesson only), misrepresentation, and detrimental reliance. The SAC seeks damages in an unspecified amount. By stipulation of the parties and order of the Court, the Baker action is stayed and the defendants are not currently required to respond to the SAC.

     On July 27, 2001, an action was filed in the Court for the Northern District of California captioned Pacha, et al. v. McKesson HBOC, Inc., et al. (Case No. C01-20713 PVT). The Pacha plaintiffs allege that they were individual stockholders of McKesson stock on November 27, 1998, and assert that McKesson and HBOC violated Section 14(a) of the Exchange Act, and that McKesson, aided by HBOC, breached its fiduciary duties to plaintiffs by issuing a joint proxy statement in connection with the Merger which allegedly contained false and misleading statements or omissions. Plaintiffs name as defendants McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, Bear Stearns and Arthur Andersen. The Pacha complaint seeks an award of compensatory and punitive damages in an unspecified amount and costs and expenses incurred in the action including reasonable attorneys’ fees. On November 13, 2001, Judge Whyte ordered Pacha consolidated with the Consolidated Action and stayed all further proceedings.

     Hess v. McKesson HBOC, Inc. et al., an action filed in state court in Arizona (Case No. C-20003862) on behalf of former shareholders of Ephrata Diamond Spring Water Company (“Ephrata”) who acquired McKesson shares in exchange for their Ephrata stock when McKesson acquired Ephrata in January 1999, was removed to federal court, transferred to the Northern District of California and consolidated with the Consolidated Action. Judge Whyte also stayed all further proceedings in Hess except for the filing of an amended complaint, which was filed on or about December 15, 2001 (the “Hess Amended Complaint”). The Hess Amended Complaint generally incorporates the allegations and claims asserted in the Consolidated Action and also includes various common law causes of action relating to McKesson’s acquisition of Ephrata. The Hess Amended Complaint seeks compensatory, punitive, general and special damages in an unspecified amount, rescission of the agreement with Ephrata, attorneys’ fees and costs. The Company is not currently required to respond to the Hess Amended Complaint.

     On June 28, 2001, the Chang plaintiffs filed an amended ERISA class action complaint against McKesson, HBOC, certain current or former officers or directors of McKesson or HBOC, and The Chase Manhattan Bank (“Chase”). The amended complaint in Chang generally alleged that the defendants breached their ERISA fiduciary duties in connection with administering the McKesson HBOC Profit Sharing Investment Plan (the “PSI Plan”) and the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”). Plaintiffs in Chang are former employees of McKesson and participants in the PSI Plan, and purportedly seek relief under sections 404-405, 409 and 502 of ERISA on behalf of a class defined to include participants in the PSI Plan, including participants under the HBOC Plan, who maintained an account balance under the PSI Plan as of April 27, 1999, who had not received a distribution from the PSI Plan as of April 27, 1999, and who suffered losses as a result of the alleged breaches of duty.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

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

     On June 3, 2002, Judge Whyte consolidated the Adams ERISA class action with the Chang ERISA class action. By order dated September 30, 2002 Judge Whyte dismissed the First Amended Complaint in the Chang action. Judge Whyte granted plaintiffs in Chang and Adams leave to file a consolidated and amended complaint under the caption In re McKesson HBOC, Inc. ERISA Litigation (Northern District of California No. C-02-0685 RMW) (the “ERISA Action”). On December 31, 2002, plaintiffs filed a consolidated amended complaint (the “CAC”) in the ERISA Action. The CAC generally alleges that McKesson and HBOC breached their fiduciary duties under ERISA, and that HBOC engaged in transactions prohibited by ERISA. Plaintiffs further allege that McKesson and HBOC are liable under principles of respondeat superior and agency for alleged breaches of fiduciary duties by other defendants. The CAC seeks to have the defendants restore to the HBOC Plan and McKesson Plan losses allegedly caused by their alleged breaches of fiduciary duty, equitable relief, attorneys’ fees, costs and expenses. On February 28, 2003, McKesson filed a motion to dismiss the CAC and HBOC filed motions to dismiss portions of the CAC. Judge Whyte has not yet issued a ruling on these motions.

     State Actions

     Twenty-four actions have also been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC (and others) in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements.

     Two of the State Actions are shareholder derivative actions: Ash, et al. v. McCall, et al., (Case No. 17132), filed in the Delaware Chancery Court and Mitchell v. McCall et al. (Case. No. 304415), filed in California Superior Court, City and County of San Francisco. McKesson is named as a nominal defendant only as no relief is sought against it in these actions. Plaintiffs in Mitchell agreed to defer any action by the court on McKesson’s motions pending resolution of McKesson’s dismissal motion in Ash. On September 15, 2000, in the Ash case, the Court of Chancery dismissed all causes of action with leave to re-plead certain of the dismissed claims, and on January 22, 2001, the Ash plaintiffs filed a Third Amended Complaint. On October 30, 2003, the Court granted the plaintiffs leave to file a Fourth Amended Complaint and changed the caption of the case to Saito, et. al. v. McCall (Civil Action No. 17132). On December 15, 2003, the defendants filed motions to dismiss the Fourth Amended Complaint. A hearing has been scheduled for May 18, 2004, to consider the defendants’ motions to dismiss.

     Five of the State Actions are class actions. Three of these were filed in the Delaware Court of Chancery: Derdiger v. Tallman et al. (Civil Action No. 17276), Carroll v. McKesson HBOC, Inc. (Civil Action No. 17454) and Kelly v. McKesson HBOC, Inc. et al. (Civil Action No. 17282). Two additional actions were filed in the Delaware Superior Court: Edmondson v. McKesson HBOC, Inc. (Civil Action No. 99-951) and Caravetta v. McKesson HBOC, Inc. (Civil Action No. 00C-04-214 WTQ). The Carroll and Kelly actions have been voluntarily dismissed without prejudice. McKesson removed Edmondson to federal court in Delaware and filed a motion to dismiss, which was granted by the federal court on March 5, 2002. McKesson filed motions to stay the Derdiger and Caravetta actions in favor of proceedings in the federal Consolidated Action, which were granted. On December 20, 2001, the plaintiff in Derdiger moved to vacate the stay of that action. In a series of rulings dated September 9, 2002, October 11, 2002 and October 18, 2002, the court denied plaintiff’s motion to vacate the stay with respect to any class claims but granted plaintiff leave to proceed with his individual claims. Thereafter, the plaintiff filed a motion for partial summary judgment, and the former directors of Access Health, Inc., who are also defendants, filed a motion to dismiss the claims asserted against them. The parties have asked the court to defer consideration of those motions

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

while they pursue settlement discussions. On August 4, 2003, the court issued an order dismissing the class action claims brought on behalf of persons other than the named plaintiff Howard Derdiger without prejudice in favor of the prior pending Consolidated Action pending in the U.S. District Court for the Northern District of California. The parties thereafter dismissed plaintiff Howard Derdiger’s individual claims with prejudice pursuant to a settlement.

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

     In Yurick, the trial court sustained McKesson’s demurrer to the original complaint without leave to amend with respect to all causes of action except plaintiffs’ claims for common law fraud and negligent misrepresentation, which remain in the case. The complaint in Yurick seeks compensatory, general, special, punitive and consequential damages in an unspecified amount, prejudgment interest, costs and reasonable attorneys’ fees. On December 27, 2002, the Yurick action was assigned to Judge Mitchell, the presiding judge in the Oregon, Minnesota, Utah and Merrill Lynch actions.

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

     On March 13, 2003, Judge Mitchell overruled McKesson’s and HBOC’s demurrers to and motions to strike the CAAC in Oregon, Minnesota and Utah. On the same date, Judge Mitchell sustained in part and overruled in part McKesson’s and HBOC’s demurrers, and denied McKesson’s and HBOC’s motions to strike the amended complaint in Merrill Lynch. Following those orders, the following claims remain against McKesson and HBOC in the consolidated Oregon action: (i) under California law, for violation of California Corporations Code § 25000/25400, for violation of California Business and Professions Code § 17200 (against HBOC only), and for common law fraud and negligent misrepresentation, and (ii) under Georgia law, claims for conspiracy under Georgia’s RICO statute, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The CAAC seeks compensatory, general, punitive and special damages, pre-judgment interest, post-judgment interest and reasonable attorneys’ fees. Following the Court’s March 13, 2003, orders and the Court’s June 18, 2003, order granting the plaintiffs’ motion for reconsideration, the following claims remain against McKesson and HBOC in the Merrill Lynch action: (i) under California law, for violation of California Corporations Code § 25000/25400, for violation of California Business and Professions Code § 17200 (against HBOC only), and for common law fraud, negligent misrepresentation, conspiracy and aiding and abetting, (ii) under New Jersey law, for violation of New Jersey’s RICO statute and conspiracy to violate New Jersey’s RICO statute, and (iii) under Georgia law, for violation of Georgia’s securities laws and violation of Georgia’s RICO statutes.

     On June 27, 2003, plaintiffs in the Merrill Lynch action filed a Third Amended Complaint (the “TAAC”) against McKesson, HBOC, various current or former officers or directors of McKesson or HBOC, and Arthur Andersen. Like the prior complaints in the Merrill Lynch action, the TAAC generally alleges that the defendants are liable under various statutory and common law claims in connection with the events leading to McKesson’s announcements in April, May and July of 1999. The TAAC asserts claims against McKesson and HBOC under California Corporations Code § 25400(d)/25500, California Business and Profession Code § 17200 (HBOC only), common law fraud, negligent misrepresentation, conspiracy and aiding and abetting, New Jersey RICO (McKesson only), conspiracy to violate New Jersey RICO, Georgia’s securities laws, and conspiracy to violate Georgia RICO.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The TAAC seeks an award of restitution, compensatory damages and treble damages in an unspecified amount, and costs and expenses of litigation, including reasonable attorneys’ and experts’ fees.

     On July 25, 2003, McKesson and HBOC answered the Consolidated Complaint in Oregon, Minnesota and Utah, generally denying the allegations and any liability to plaintiffs. Also on July 25, 2003, McKesson filed cross-claims against all plaintiffs named in the Consolidated Complaint, alleging that if such parties exchanged HBOC shares in the Merger that were artificially inflated, as alleged by those parties in the Consolidated Complaint, then the exchange ratio for the Merger provided more shares to plaintiffs than would have otherwise been the case, and more shares than was just. The Company’s cross-claims against the plaintiffs seek judgments requiring plaintiffs to disgorge to the Company any “unjust enrichment.” On January 9, 2004, the court heard arguments on plaintiffs’ motion to dismiss McKesson’s cross-claims. The court has not yet issued a ruling on that motion.

     On September 26, 2003 the Merrill Lynch Plaintiffs filed a Fourth Amended Complaint (the “FAC”). The FAC adds Bear Stearns, General Electric Capital Corporation, Inc. (“GECC”), Computer Associates International, Inc. (“CAI”), and WebMD Corp. (“WebMD”) as defendants. The claims against GECC allege that GECC aided and abetted the alleged fraud at HBOC, conspired to commit fraud and made negligent misrepresentations. On December 30, 2003, McKesson and HBOC answered the FAC, generally denying the allegations and any liability to plaintiffs. Judge Mitchell has scheduled a trial date of November 28, 2005, in the consolidated Oregon, Minnesota, Utah and Merrill Lynch actions.

     Several individual actions have been filed in various state courts outside of California. Several of these cases have been filed in Georgia state courts. On October 24, 2000, an action was filed in Georgia State Court, Fulton County, captioned Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Case No. 00VS010469A). Plaintiffs in the Suffolk action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. Plaintiffs assert claims under Georgia’s securities and racketeering laws, and for common law fraud, negligent misrepresentation, conspiracy, and aiding and abetting. The Suffolk action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Arthur Andersen. Like the Consolidated Action, the claims in the Suffolk action generally arise out of the January 12, 1999 Merger, and the Company’s announcement of the need to restate its financial statements. Plaintiffs seek (i) compensatory damages of approximately $22 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Company and HBOC separately answered the complaint on January 9, 2001. The Company and HBOC moved for an order staying the Suffolk action in favor of the Consolidated Action on January 10, 2001. On August 2, 2001, the Court granted the motions to stay. Subsequently, however, in May 2003, the Court lifted the stay and directed the parties to coordinate discovery with that in the Consolidated Action and several other actions. Following the lifting of the stay, all Defendants filed motions to dismiss on various grounds, all of which were denied, except as to Defendant Pulido, whom Plaintiffs voluntarily dismissed. Discovery is now proceeding in coordination with the Consolidated Action.

     On November 1, 2000, an action was filed in Georgia State Court, Fulton County, captioned Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Case No. 00 VS 010801). Plaintiff in the Curran action allegedly purchased the Company’s common stock after the Merger but before the April 1999 announcement. The claims in the Curran action are identical to the claims in the Suffolk action. Plaintiff seeks (i) compensatory damages of approximately $3 million, as well as general, rescissory, special, punitive, exemplary, and with respect to certain causes of action, treble damages, and (ii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ and experts’ fees. The Curran action names as defendants the Company, HBOC, and certain of the Company’s or HBOC’s current or former officers or directors, and Arthur Andersen. The Company and HBOC separately answered the Complaint on January 9, 2001. The Company and HBOC moved for an order staying the Curran action in favor of the Consolidated Action on January 10, 2001. The Court granted the motions to stay on August 22, 2001. However, in September 2003, the court lifted the stay and transferred the action to the judge presiding over the previously-reported action captioned Suffolk Partners L.P. et al v. McKesson HBOC, Inc. et al, (Georgia State Court, Fulton County No. 00VS010469A). Discovery is now proceeding in coordination with the Consolidated Action.

     On December 12, 2001, an action was filed in Georgia State Court, Fulton County, captioned Drake v. McKesson Corp., et al. (Case No. 01VS026303A). Plaintiff in Drake is a former HBOC employee seeking lost commissions as well as asserting claims under Georgia’s securities and racketeering laws, and various common law causes of action. Plaintiff seeks (i) approximately $300,000 in unpaid commissions, (ii) unspecified compensatory,

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

consequential, actual, exemplary, and punitive damages, and (iii) prejudgment and post-judgment interest and costs of suit, including reasonable attorneys’ fees. The Drake action names as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. The parties entered into a Consent Order for Partial Stay on February 27, 2002, which stayed Plaintiff’s Georgia securities law, fraud and RICO claims. On March 4, 2002, McKesson and McKesson Information Solutions Inc. separately filed their answers. Following discovery, the case was settled and Plaintiff filed a dismissal with prejudice on March 5, 2004.

     Two similar Georgia actions have been consolidated for purposes of discovery and may be consolidated for purposes of trial. On January 31, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al. (Case No. 2002-CV-48407). Plaintiffs in the Green action are former HBOC shareholders. Plaintiff Holcombe Green was also a former officer, chairman and director of HBOC. On February 6, 2002, an action was filed in Georgia Superior Court, Fulton County, under the caption Hall Family Investments, L.P. v. McKesson, Inc. et al. (Case No. 2002-CV-48612). Plaintiff in the Hall action is a former HBOC shareholder. One of the limited partners of the Hall Plaintiff is Nancy Hall Green, the wife of Holcombe Green. The complaints in the Green and Hall actions are substantially identical. In each action, Plaintiffs asserted claims for common law fraud and fraudulent conveyance and named as defendants the Company, HBOC, Albert Bergonzi and Jay Gilbertson. In each action, plaintiffs seek compensatory damages in excess of $100 million, as well as unspecified general, special and punitive damages, and costs of suit, including attorneys’ fees. The Company and HBOC filed their respective answers and counterclaims on April 22, 2002. HBOC also filed a third party complaint against Holcombe Green for indemnification. The Company and HBOC also filed motions to stay and dismiss. The Court denied the motions to stay, and partially granted the motions to dismiss, dismissing Plaintiffs’ claims for fraudulent conveyance. Plaintiffs moved to dismiss the counterclaims filed by the Company and HBOC, and the Court denied those motions. Discovery is under way and will proceed for some time. The trial court granted Plaintiffs’ motion to compel the production of certain work product materials, and the Georgia Court of Appeals affirmed. The Company has filed a petition for discretionary review in the Georgia Supreme Court, and Plaintiffs have filed an opposition to that petition.

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

     The United States Attorney’s Office for the Northern District of California (“USAO”) and the SEC are conducting investigations into the matters leading to the restatement. On May 15, 2000, the USAO filed a one-count information against former HBOC officer, Dominick DeRosa, charging Mr. DeRosa with aiding and abetting securities fraud, and on May 15, 2000, Mr. DeRosa entered a guilty plea to that charge. On September 28, 2000, an indictment was unsealed in the Northern District of California against former HBOC officer, Jay P. Gilbertson, and former Company and HBOC officer, Albert J. Bergonzi, United States v. Bergonzi, et al. (Case No. CR-00-0505). On that same date, a civil complaint was filed by the SEC against Mr. Gilbertson, Mr. Bergonzi and Mr. DeRosa Securities and Exchange Commission v. Gilbertson, et al. (Case No. C-00-3570). Mr. DeRosa has settled with the SEC without admitting or denying the substantive allegations of the complaint. On January 10, 2001, the grand jury returned a superseding indictment in the Northern District of California against Messrs. Gilbertson and Bergonzi, United States v. Bergonzi, et al. (Case No. CR-00-0505), and on June 4, 2003, a second superseding indictment was unsealed which added new charges against Mr. Bergonzi and which also charged both former Chairman of the Board of HBOC and the Company, Charles W. McCall, and former HBOC General Counsel, Jay Lapine, with various securities law violations. Also on June 4, 2003, the USAO announced the filing of agreements with Messrs. Gilbertson, DeRosa and former HBOC Senior Vice President for Finance, Timothy Heyerdahl, to plead guilty to various securities law violations (Case Nos. CR-00-0505, CR-00-0213 and CR-01-0002, respectively). The USAO has informed the Company that it is not now nor has it ever been a subject or target of the USAO’s investigation.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

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

     On April 24, 2003, Gilbertson entered into a written plea agreement with the USAO in which he pled guilty to conspiracy to commit securities fraud and making false statements in a document filed with the SEC. On October 16, 2003, Bergonzi entered into a written plea agreement with the USAO in which he pled guilty to securities fraud and conspiracy to commit securities fraud. On March 30, 2004, the USAO filed a three count indictment against former McKesson Executive Vice President and Chief Financial Officer, Richard H. Hawkins, charging him with conspiracy to commit securities and wire fraud, securities fraud, and making false statements to an accountant. On March 31, 2004, Mr. Hawkins pled not guilty to the charges.

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

     Product Liability Litigation and Other Claims

     Our subsidiary, McKesson Medical-Surgical Inc., is one of many defendants in approximately 24 cases in which plaintiffs claim they were injured due to exposure, over many years, to latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical Inc. Efforts to resolve tenders of defense to its suppliers are continuing and final agreements have been reached with two major suppliers. McKesson Medical Surgical Inc.’s insurers are providing some coverage for these cases, subject to applicable deductibles.

     We, along with more than 100 other companies, have been named in a lawsuit brought in 2000 by the Lemelson Medical, Educational & Research Foundation (the “Foundation”) alleging that we and our subsidiaries are infringing seven (7) U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. Due to the pendency of earlier litigation brought against the Foundation by the manufacturers of bar code devices attacking the validity of the patents at issue, the court stayed the suit against us until the conclusion of the earlier case, including any appeals that may be taken. The trial in this earlier case concluded in January 2003 and the court subsequently ruled that each of the patents at issue was invalid due to prosecutorial laches. An appeal by the Foundation to the Federal Circuit Court of Appeals is anticipated. While the suit against the Company was stayed, the U.S. Patent and Trademark Office granted petitions for reexamination of three of the seven patents asserted by the Foundation against the Company. The reexamination will determine, among other things, whether these patents have expired. Each of the remaining four patents in the action has already expired by its own terms, or by the Foundation disclaiming the remaining portion of the patent’s life.

     We, through our former McKesson Chemical Company division, are named in approximately 66 cases involving the alleged distribution of asbestos. These cases typically involve multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1986 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar is currently defending us but has raised questions concerning the extent of its obligations under the indemnification agreement. Discussions with Univar on that subject are ongoing. We have not paid or incurred any costs or expenses in connection with these actions to date; and we continue to look to Univar for defense and full

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

indemnification of these claims. In addition, we believe that, if necessary, a portion of these claims would be covered by insurance.

     On January 21, 2004, AmerisourceBergen Drug Corporation (“AmerisourceBergen”) filed a bid protest and a request for injunctive relief, AmerisourceBergen Drug Corporation vs. U.S. Department of Veteran Affairs (Action No. 04-00063), in the United States Court of Federal Claims in connection with the December 31, 2003 award by the United States Department of Veteran Affairs (the “VA”) of Prime Vendor status to the Company for the supply of pharmaceutical products to the VA commencing April 1, 2004. We successfully moved to intervene in this action. On February 9, 2004, the parties stipulated and the Court ordered a delay in the commencement date of the VA contract to a date 45 days following the Court’s decision on the merits of the AmerisourceBergen protest. On March 31, 2004, the Court issued its decision rejecting AmerisourceBergen’s bid protest and ordering the dismissal of the complaint. Pursuant to the terms of the Court’s February 9th order, the Company’s performance under the Prime Vendor contract commenced on May 10, 2004.

     The U.S. Attorney’s Office for the Southern District of Illinois (“USAOI”) is conducting an industry-wide civil and criminal investigation into the marketing, sale and Medicare reimbursement of enteral nutritional products (“Products”). The Products are sold by the extended care business conducted by our subsidiary, McKesson Medical-Surgical Minnesota Inc. (“Minnesota Supply”). The USAOI has indicated that the Company and two employees of Minnesota Supply are subjects of the investigation. In July of 2003, the USAOI announced indictments of the two employees on charges of mail fraud, conspiracy, and violation of the anti-kickback statute. The employees were subsequently placed on leave pending resolution of the charges. We continue to cooperate with the investigation.

     On May 4, 2004, a judgment was entered against the Company in Charlene Roby vs. McKesson HBOC, Inc. et al, (Action No. CV01-573), pending in the Superior Court of Yolo County, California on claims by a former employee for wrongful termination, disability discrimination and harassment and against a Company employee defendant on the harassment claim only. The jury awarded plaintiff $3.5 million in compensatory damages against the Company and $0.5 million in compensatory damages against the individual employee. Punitive damages of $15.0 million were assessed against the Company. The Company will seek reduction or reversal of this judgment through post-trial motions, and through an appeal, if necessary. If these efforts are not successful, this judgment could have an adverse impact on our consolidated financial statements.

     Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial action purportedly required to address environmental conditions alleged to exist at six sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, we were recently one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these six sites. Although the Company’s potential allocation under either directive cannot be determined at this time, we have agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these six sites is $12.9 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $12.9 million is expected to be paid out between April 2004 and March of 2028. Our liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.

     In addition, we have been designated as a PRP under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 26 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

typically shared with other PRPs. Our estimated liability at those 26 sites is approximately $2 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

     The potential costs to us related to environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of our liability in proportion to that of other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties.

     While it is not possible to determine with certainty the ultimate outcome of any of the litigation or governmental proceedings discussed under this section II, “Other Litigation and Claims”, we believe based on current knowledge and the advice of our counsel that, except as otherwise noted, such litigation and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

     III. Contingency

     In 2002, we entered into a $500 million, ten year contract with the National Health Services Information Authority (“NHS”), an organization of the British government charged with the responsibility of delivering healthcare in England and Wales. The contract engages the Company to develop, implement and operate a human resources and payroll system at more than 600 NHS locations.

     To date, there have been delays to this contract which have caused increased costs and a decrease in the amount of time in which we can earn revenues. These delays have adversely impacted the contract’s projected profitability and no material revenue has yet been recognized on this contract. As of March 31, 2004, our consolidated balance sheet includes an investment of approximately $76 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. While we believe it is likely that we can deliver and operate a satisfactory system and recover our investment in this contract, we are currently negotiating with the NHS to amend certain key terms and conditions in the contract, and there is no certainty that we will agree on an updated implementation plan. We expect this negotiation to be completed in the second half of calendar year 2004. However, the timing and the outcome of these negotiations is uncertain and failure to reach agreement on an updated implementation plan and amend certain key contract terms and conditions, and/or further delays in the implementation may result in losses that could be material. Even if we agree on amended contract terms and conditions and an updated implementation plan, it is possible that the terms of that agreement may result in the impairment of our net assets related to the contract as well as substantial penalties and charges, which could have a material adverse impact on our consolidated financial statements.

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

     In 2001, the Board approved a plan to repurchase up to $250.0 million of common stock of the Company in open market or private transactions. In 2004, 2003 and 2002, we repurchased 3.9 million, 0.9 million and 1.3 million shares for $115.1 million, $25.0 million and $44.2 million. Since the inception of this plan, we repurchased 8.3 million shares for $249.9 million. In 2004, the Board approved a new plan to repurchase up to $250.0 million of additional common stock of the Company. Under this plan, we have repurchased 1.4 million shares for $41.5 million in 2004. The repurchased shares will be used to support the Company’s stock-based employee compensation plans and for other general corporate purposes.

     We have several equity compensation plans (stock option, restricted stock and stock purchase plans) for the benefit of certain officers, directors and employees. As a result of acquisitions, we also have 18 other option plans under which no further awards have been made since the date of acquisition. Under the active equity compensation plans, we were authorized to grant up to 117.3 million shares as of March 31, 2004, of which 94.1 million shares have been granted.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Options are generally granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant. Most options vest over four years, subject to continuous employment and certain other conditions. Options generally expire ten years after the grant date. In 2004, we accelerated the vesting of substantially all unvested stock options outstanding with prices equal to or greater than $28.20, or substantially all of the total unvested stock options outstanding.

     The following is a summary of options outstanding at March 31, 2004:

			Options Outstanding			Options Exercisable
				Weighted-
			Number of	Average	Weighted-	Number of
			Options	Remaining	Average	Options	Weighted-
Range of Exercise			Outstanding At	Contractual	Exercise	Exercisable at	Average
Prices			Year End	Life (Years)	Price	Year End	Exercise Price
$ 0.01	-	$13.67	228,705	3	$6.04	198,705	$6.95
$ 13.68	-	$27.35	8,076,032	5	21.32	7,673,814	21.18
$ 27.36	-	$41.02	40,866,211	7	32.55	40,103,466	32.60
$ 41.03	-	$54.70	1,993,035	4	47.61	1,993,035	47.61
$ 54.71	-	$68.37	731,483	4	58.25	731,483	58.25
$ 68.38	-	$82.04	12,197,382	4	72.94	12,197,382	72.94
$ 82.05	-	$95.72	388,032	4	90.75	388,032	90.80
$ 95.73	-	$123.07	373,334	4	113.50	373,334	113.50
$123.08	-	$136.74	373,334	4	136.74	373,334	136.74

			65,227,548	6	40.77	64,032,585	41.01

     Expiration dates range from April 2004 to February 2014.

     The following is a summary of changes in the options for the stock option plans:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	63,938,789	$40.36	63,198,584	$40.39	60,732,305	$39.36
Granted	7,030,785	33.77	7,061,927	30.70	9,592,339	38.25
Exercised	(3,010,288)	19.92	(2,774,642)	17.28	(3,660,236)	16.73
Canceled	(2,731,738)	35.68	(3,547,080)	39.80	(3,465,824)	41.15

Outstanding at year end	65,227,548	40.77	63,938,789	40.36	63,198,584	40.39

     The weighted average fair values of the options granted during 2004, 2003 and 2002 were $13.83, $12.27 and $12.22 per share. Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2004	2003	2002
Expected stock price volatility	34.3%	34.5%	31.5%
Expected dividend yield	0.59%	0.59%	0.52%
Risk-free interest rate	3.8%	3.4%	3.8%
Expected life (in years)	7	7	6

     The Company also has an employee stock purchase plan (“ESPP”) under which 11.1 million shares have been authorized for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. In 2004, 2003 and 2002, 1.3 million, 1.5 million and 1.6 million shares were issued under the ESPP. At March 31, 2004, 5.0 million shares were available for issuance under the ESPP.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

20. Related Party Balances and Transactions

     Notes receivable outstanding from certain of our current and former officers and senior managers totaled $62.7 million and $95.1 million at March 31, 2004 and 2003. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 2.7% to 8.0% and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. At March 31, 2004, the value of the underlying stock collateral was $30.4 million. The collectability of these notes is evaluated on an ongoing basis and, as a result, in 2004 we recorded a $21.0 million charge for notes from the former officers and employees. Other receivable balances held with related parties, consisting of loans made to certain officers and senior managers, at March 31, 2004 and 2003 amounted to $2.6 million and $3.7 million.

     In 2004, 2003 and 2002 we incurred approximately $8 million, $9 million and $8 million of rental expense from an equity-held investment. In addition, in 2004 and 2003 we purchased $3.0 million of services per year from an equity-held investment.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,
(In millions)	2004	2003	2002
Revenues
Pharmaceutical Solutions (1)	$65,620.7	$53,238.4	$46,258.1
Medical-Surgical Solutions	2,707.5	2,743.4	2,726.0
Information Solutions
Software	229.7	238.2	182.6
Services	832.2	799.8	736.1
Hardware	116.0	101.0	85.3

Total Information Solutions	1,177.9	1,139.0	1,004.0

Total	$69,506.1	$57,120.8	$49,988.1

Operating profit
Pharmaceutical Solutions (2)	$932.7	$987.9	$802.3
Medical-Surgical Solutions	91.6	65.4	64.7
Information Solutions	190.4	94.4	21.7

Total	1,214.7	1,147.7	888.7
Interest	(120.2)	(128.1)	(125.9)
Corporate	(183.1)	(168.2)	(160.7)

Income from continuing operations before income taxes	$911.4	$851.4	$602.1

Depreciation and amortization (3)
Pharmaceutical Solutions	$108.3	$96.8	$104.5
Medical-Surgical Solutions	20.3	18.8	17.3
Information Solutions	77.2	65.6	75.6
Corporate	26.3	22.5	9.1

Total	$232.1	$203.7	$206.5

Expenditures for long-lived assets (4)
Pharmaceutical Solutions	$46.4	$54.0	$57.7
Medical-Surgical Solutions	8.3	17.8	31.2
Information Solutions	17.9	19.5	33.4
Corporate	42.4	24.7	8.5

Total	$115.0	$116.0	$130.8

Segment assets, at year end
Pharmaceutical Solutions	$12,268.4	$10,837.7	$10,178.4
Medical-Surgical Solutions	1,466.4	1,450.2	1,485.6
Information Solutions	1,263.5	1,089.8	674.8

Total	14,998.3	13,377.7	12,338.8
Corporate
Cash, cash equivalents and marketable securities	717.8	533.5	562.9
Other	524.1	449.9	432.2

Total	$16,240.2	$14,361.1	$13,333.9

(1)	In addition to the distribution of pharmaceutical and healthcare products, our Pharmaceutical Solutions segment includes the manufacture and sale of automated pharmaceutical dispensing systems for hospitals and retail pharmacies, medical management and patient and payor services, consulting and outsourcing to pharmacies and distribution of first-aid products. Revenues from these products and services were not a material component of segment revenues in 2004, 2003 and 2002.

(2)	Includes $7.4 million, $12.2 million and $6.3 million of earnings from equity investments in 2004, 2003 and 2002.

(3)	Includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(4)	Long-lived assets consist of property, plant and equipment.

     In 2004, we received $21.7 million as our share of a settlement of an antitrust class action brought against the manufacturer of a cardiac drug. This settlement was recorded as a credit in cost of sales within our consolidated statements of operations in our Pharmaceutical Solutions segment.

     In April 2004, we reorganized certain businesses into different operating segments. As a result, we will report on this new organizational structure on a retroactive basis beginning in the first quarter of 2005.

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)

     Revenues and long-lived assets by geographic areas were as follows:

	Years Ended March 31,
(In millions)	2004	2003	2002
Revenues
United States	$64,856.7	$53,544.8	$46,966.7
International	4,649.4	3,576.0	3,021.4

Total	$69,506.1	$57,120.8	$49,988.1

Long-lived assets, at year end
United States	$535.2	$538.8	$542.3
International	64.7	54.9	51.2

Total	$599.9	$593.7	$593.5

     International operations primarily consist of our Canadian pharmaceutical and healthcare products distribution business and our investment in Nadro for our Pharmaceutical Solutions segment. Our Information Solutions business has sales offices in the United Kingdom and Europe. We also have a software manufacturing facility in Ireland. Net revenues were attributed to geographic areas based on the customers’ shipment locations.

22. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2004
Revenues	$16,524.2	$16,810.1	$18,231.9	$17,939.9	$69,506.1
Gross profit	786.5	811.7	755.5	894.5	3,248.2
Net income	155.6	156.5	120.2	214.2	646.5
Earnings per common share
Diluted	$0.53	$0.53	$0.41	$0.73	$2.19
Basic	$0.54	$0.54	$0.41	$0.74	$2.23
Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$37.1	$36.7	$34.8	$32.0	$37.1
Low	22.6	31.9	28.1	27.0	22.6
Fiscal 2003
Revenues	$13,623.2	$13,690.3	$14,921.0	$14,886.3	$57,120.8
Gross profit	750.8	739.3	727.6	884.8	3,102.5
Income (loss) after taxes
Continuing operations	$117.8	$128.4	$134.3	$181.6	$562.1
Discontinued operations	(0.5)	(3.6)	—	(2.6)	(6.7)

Total	$117.3	$124.8	$134.3	$179.0	$555.4

Earnings (loss) per common share
Diluted
Continuing operations	$0.39	$0.43	$0.46	$0.62	$1.90
Discontinued operations	—	(0.01)	—	(0.01)	(0.02)

Total	$0.39	$0.42	$0.46	$0.61	$1.88

Basic
Continuing operations	$0.41	$0.44	$0.46	$0.63	$1.94
Discontinued operations	—	(0.01)	—	(0.01)	(0.02)

Total	$0.41	$0.43	$0.46	$0.62	$1.92

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$42.09	$35.25	$31.99	$29.78	$42.09
Low	32.25	27.23	24.99	22.75	22.75

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS

John H. Hammergren
Chairman, President and
Chief Executive Officer,
McKesson Corporation

Wayne A. Budd
Executive Vice President and General Counsel,
John Hancock Financial Services, Inc.

Alton F. Irby III
Partner,
Tricorn Partners LLP

M. Christine Jacobs
Chairman, President and
Chief Executive Officer,
Theragenics Corporation

Marie L. Knowles
Executive Vice President and
Chief Financial Officer, Retired,
Atlantic Richfield Company

David M. Lawrence M.D.
Chairman Emeritus,
Kaiser Foundation Health Plan, Inc., and
Kaiser Foundation Hospitals

Robert W. Matschullat
Vice Chairman and Chief Financial Officer, Retired
The Seagram Company Ltd.

James V. Napier
Chairman of the Board, Retired,
Scientific-Atlanta, Inc.

Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer,
Aerogen, Inc.

Richard F. Syron, Ph.D.
Chairman and Chief Executive Officer,
Freddie Mac

CORPORATE OFFICERS

John H. Hammergren
Chairman, President and
Chief Executive Officer

Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Paul C. Julian
Executive Vice President
Group President

Pamela J. Pure
Executive Vice President
President, Provider Technologies

Paul E. Kirincic
Executive Vice President, Human Resources

Nicholas A. Loiacono
Vice President and Treasurer

Ivan D. Meyerson
Executive Vice President, General Counsel,
and Secretary

Marc E. Owen
Executive Vice President, Corporate Strategy
and Business Development

Nigel A. Rees
Vice President and Controller

Cheryl T. Smith
Executive Vice President,
Chief Information Officer

Heidi E. Yodowitz
Senior Vice President,
Chief Financial Officer, McKesson
Supply Solutions

McKESSON CORPORATION

CORPORATE INFORMATION

Common Stock

     McKesson Corporation common stock is listed on the New York Stock Exchange and the Pacific Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.

Stockholder Information

     The Bank of New York, 101 Barclay Street, 11 East, New York, NY 10286 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates, 1099’s, or to have your dividend check deposited directly into your checking or savings account, stockholders may call The Bank of New York’s telephone response center at (800) 524-4458, weekdays 9:00 a.m. to 5:00 p.m., ET. For the hearing impaired call (888) 269-5221. The Bank of New York also has a Web site: http://stock.bankofny.com – that stockholders may use 24 hours a day to request account information. An Interactive Voice Response System is available 24 hours a day, seven days a week at (800) 524-4458.

Dividends and Dividend Reinvestment Plan

     Dividends are generally paid on the first business day of January, April, July and October to stockholders of record on the first day of the preceding month. McKesson Corporation’s Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional common stock without paying brokerage commissions or other service fees, and to have their stock certificates held in safekeeping. For more information, or to request an enrollment form, call The Bank of New York’s telephone response center at (866) 216-0306.

Annual Meeting

     McKesson Corporation’s Annual Meeting of Stockholders will be held at 10:00 a.m., PDT, on Wednesday July 28, 2004, at the Nob Hill Masonic Center, 1111 California Street, San Francisco, California.