Form 10-Q
period 2004-06-30
MCKESSON CORP
filed 2004-07-29
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer.   Yes   ☒    No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common stock, $0.01 par value	293,590,306 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2004	2004
ASSETS
Current Assets
Cash and cash equivalents	$836.7	$708.0
Marketable securities available for sale	10.1	9.8
Receivables, net	5,448.4	5,418.8
Inventories	7,379.2	6,735.1
Prepaid expenses and other	141.9	132.5

Total	13,816.3	13,004.2
Property, Plant and Equipment, net	594.4	599.9
Capitalized Software Held for Sale	129.2	129.4
Notes Receivable	200.0	172.2
Goodwill and Other Intangibles	1,503.0	1,490.2
Other Assets	900.5	844.3

Total Assets	$17,143.4	$16,240.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$8,253.6	$7,364.0
Deferred revenue	469.8	503.2
Short-term borrowings	23.4	—
Current portion of long-term debt	263.0	274.8
Other	1,002.6	1,274.3

Total	10,012.4	9,416.3
Postretirement Obligations and Other Noncurrent Liabilities	502.8	448.8
Long-Term Debt	1,205.2	1,209.8
Other Commitments and Contingent Liabilities (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800.0 shares authorized, shares issued: June 30, 2004 – 300.4 and March 31, 2004 – 297.1	3.0	3.0
Additional paid-in capital	2,155.0	2,047.1
Other	(45.1)	(43.2)
Retained earnings	3,566.7	3,420.6
Accumulated other comprehensive losses	(22.3)	(15.6)
ESOP notes and guarantees	(40.0)	(52.5)
Treasury shares, at cost, June 30, 2004 and March 31, 2004 – 6.8	(194.3)	(194.1)

Total Stockholders’ Equity	5,423.0	5,165.3

Total Liabilities and Stockholders’ Equity	$17,143.4	$16,240.2

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2004	2003
Revenues	$19,186.6	$16,524.2
Cost of Sales	18,334.6	15,737.7

Gross Profit	852.0	786.5
Operating Expenses	591.2	534.9

Operating Income	260.8	251.6
Interest Expense	(29.6)	(29.8)
Other Income, Net	14.9	11.9

Income Before Income Taxes	246.1	233.7
Income Taxes	(82.5)	(78.1)

Net Income	$163.6	$155.6

Earnings Per Common Share
Diluted	$0.55	$0.53
Basic	$0.56	$0.54
Dividends Declared Per Common Share	$0.06	$0.06
Weighted Average Shares
Diluted	300.1	298.1
Basic	291.4	289.8

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2004	2003
Operating Activities
Net income	$163.6	$155.6
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation	27.4	25.1
Amortization	33.9	27.9
Provision for bad debts	6.7	2.6
Deferred taxes on income	107.2	39.0
Other non-cash items	(1.0)	(1.9)

Total	337.8	248.3

Effects of changes in:
Receivables	(65.9)	(464.5)
Inventories	(636.4)	76.3
Drafts and accounts payable	664.1	317.2
Deferred revenue	(35.3)	(36.5)
Taxes	(49.2)	4.7
Other	(86.8)	(104.7)

Total	(209.5)	(207.5)

Net cash provided by operating activities	128.3	40.8

Investing Activities
Property acquisitions	(22.9)	(30.3)
Capitalized software expenditures	(37.0)	(50.8)
Acquisitions of businesses, less cash and cash equivalents acquired	(37.4)	(0.6)
Notes receivable issuances, net	(28.0)	(4.0)
Proceeds from sale of notes receivable	21.0	—
Proceeds from sale of business	12.3	—
Other	(4.8)	22.3

Net cash used by investing activities	(96.8)	(63.4)

Financing Activities
Proceeds from issuance of debt	23.4	—
Repayment of debt	(12.9)	(5.4)
Capital stock transactions:
Issuances	83.0	34.7
Share repurchases	—	(75.3)
ESOP notes and guarantees	12.5	4.9
Dividends paid	(17.5)	(17.5)
Other	8.7	4.4

Net cash provided (used) by financing activities	97.2	(54.2)

Net increase (decrease) in cash and cash equivalents	128.7	(76.8)
Cash and cash equivalents at beginning of period	708.0	522.0

Cash and cash equivalents at end of period	$836.7	$445.2

See Financial Notes

McKESSON CORPORATION

FINANCIAL NOTES
(Unaudited)

1. Significant Accounting Policies

     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2004, and the results of operations and cash flows for the quarters ended June 30, 2004 and 2003.

     The results of operations for the quarters ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2004 consolidated financial statements previously filed with the Securities and Exchange Commission (“SEC”). As described in our Annual Report on Form 10-K for the year ended March 31, 2004, we reorganized our businesses on April 1, 2004. This reorganization resulted in changes to our reporting segments. On April 29 and 30, 2004, we provided financial information about this reorganization, as it relates to prior periods, in a Form 8-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

     New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS Nos. 143 and 145 became effective for 2004. The adoption of these standards did not have a material impact on our consolidated financial statements.

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

     We implemented FIN Nos. 46 and 46(R) on a retroactive basis as required in 2004. As a result of the implementation, the Company no longer consolidates its investment in the McKesson Financing Trust (the “Trust”) as the Company was not designated as the Trust’s primary beneficiary. In accordance with this accounting standard, the Company now recognizes the debentures issued to the Trust as long-term debt in its consolidated financial statements in lieu of the preferred securities that the Trust issued to third parties. Additionally, the consolidated financial statements include interest expense on the debentures and no longer report dividends on the preferred securities, net of tax. These changes increased the Company’s net debt to net capital employed ratio slightly but did not have a material impact on our consolidated financial statements, including diluted earnings per share.

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)

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

     In December 2003, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21. Additionally, SAB No. 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had previously been codified by the SEC. While the wording of SAB No. 104 reflects the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not have a material effect on our consolidated financial position or results of operations.

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

	Quarter Ended June 30,
(In millions, except per share amounts)	2004	2003
Net income, as reported	$163.6	$155.6
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	1.4	0.8
SFAS No. 123 expense	(7.6)	(26.7)

Pro forma net income	$157.4	$129.7

Earnings per common share:
Diluted – as reported	$0.55	$0.53
Diluted – pro forma	0.53	0.44
Basic – as reported	0.56	0.54
Basic – pro forma	0.54	0.45

     SFAS No. 123 compensation expense, as indicated in the above table, decreased in the first quarter of 2005 compared to the same period a year ago. The decrease is primarily attributable to accelerated vesting of substantially all unvested stock options outstanding during the fourth quarter of 2004. SFAS No. 123 compensation expense is typically amortized over the related vesting period; as a result, these fully vested stock options did not have an impact on the expense during the current quarter. Partially offsetting this decrease, during the first quarter of 2005, we granted 6.0 million stock options that vest on or before March 31, 2005 and have a seven year term. Historically, options granted by the Company generally vest over four years and have a ten year term.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)

2. Acquisitions and Divestiture

     On April 1, 2004, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of approximately $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $24 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of MMC’s operations have been included in the condensed consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.

     We also completed several smaller acquisitions in 2004 within our Medical-Surgical Solutions and Provider Technologies segments. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.

     During the first quarter of 2005, we sold a business for net cash proceeds of $12.3 million. The disposition resulted in a pre-tax loss of $1.1 million and an after-tax loss of $4.6 million. Financial results for this business were included in our Pharmaceutical Solutions segment and were not material to our condensed consolidated financial statements.

3. Restructuring Activities

     Net charges from restructuring activities for the first quarter of 2005 and 2004 were $0.6 million and $1.3 million. These charges primarily related to a number of smaller initiatives offset in part by a reversal of prior years’ restructuring reserves due to a change in estimated costs to complete these activities.

     The following table summarizes restructuring activities for the quarter ended June 30, 2004:

	Pharmaceutical		Medical-Surgical		Provider
	Solutions		Solutions		Technologies		Corporate
		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Total
Balance, March 31, 2004	$0.4	$5.2	$1.7	$1.9	$0.2	$1.9	$10.5	$21.8
Current year expenses	—	—	0.8	—	—	—	—	0.8
Adjustments to prior years’ expenses	—	—	(0.2)	—	—	—	—	(0.2)

Net expense for the period	—	—	0.6	—	—	—	—	0.6
Liabilities related to the MMC acquisition	—	—	4.0	—	—	—	—	4.0
Cash expenditures	(0.2)	(0.5)	(0.8)	(0.3)	—	(0.1)	(9.1)	(11.0)

Balance, June 30, 2004	$0.2	$4.7	$5.5	$1.6	$0.2	$1.8	$1.4	$15.4

     Accrued restructuring liabilities are included in other liabilities in the accompanying condensed consolidated balance sheets. In connection with the acquisition of MMC, we recorded $4.0 million of restructuring reserves related to employee termination costs. These costs have been recognized as liabilities assumed in the purchase price of MMC.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Provider Technologies segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, were reduced by $0.4 million in non-cash settlements during the first quarter of 2005 to $5.8 million at June 30, 2004 from $6.2 million at March 31, 2004. Total cash and non-cash settlements of $45.3 million and $95.4 million have been incurred since the inception of this restructuring plan. Non-cash settlements represent write-offs of customer receivables. There have been no significant offsetting changes in estimates that increased the provision for customer settlements. At March 31, 2004, we substantially completed our negotiations with the affected customers. As a result, we do not anticipate additional significant increases to the allowance for customer settlements. However, as settlement negotiations with the remaining customers are finalized, additional adjustments to the reserve may be necessary.

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

     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2004	2003
Net income	$163.6	$155.6
Interest expense on convertible junior subordinated debentures, net of tax benefit	1.5	1.5

Net income – diluted	$165.1	$157.1

Weighted average common shares outstanding:
Basic	291.4	289.8
Effect of dilutive securities:
Options to purchase common stock	3.2	2.3
Convertible junior subordinated debentures	5.4	5.4
Restricted stock	0.1	0.6

Diluted	300.1	298.1

Earnings per common share:
Basic	$0.56	$0.54
Diluted	$0.55	$0.53

     Approximately 34 million and 43 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended June 30, 2004 and 2003 as their exercise price was higher than the Company’s average stock price.

5. Goodwill and Other Intangibles

     Changes in the carrying amount of goodwill for the quarter ended June 30, 2004, are as follows:

		Medical-
	Pharmaceutical	Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total
Balance, March 31, 2004	$297.7	$725.2	$382.9	$1,405.8
Goodwill acquired	—	23.7	—	23.7
Sale of business	(10.3)	—	—	(10.3)
Translation adjustments	(1.0)	—	(1.4)	(2.4)

Balance, June 30, 2004	$286.4	$748.9	381.5	$1,416.8

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)

     Information regarding other intangibles is as follows:

	June 30,	March 31,
(In millions)	2004	2004
Customer lists	$97.9	$92.9
Technology	63.7	61.2
Trademarks and other	23.7	23.8

Total other intangibles, gross	185.3	177.9
Accumulated amortization	(99.1)	(93.5)

Total other intangibles, net	$86.2	$84.4

     Amortization expense of other intangibles was $6.2 million and $4.6 million for the quarters ended June 30, 2004 and 2003. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at June 30, 2004 were: 8 years, 4 years and 5 years. Estimated future annual amortization expense of these assets is as follows: $16.5 million, $14.9 million, $15.1 million, $15.7 million and $6.1 million for 2005 through 2009, and $9.1 million thereafter. At June 30, 2004, there was $15.0 million of other intangibles not subject to amortization.

6. Financing Activity

     In June 2004, we renewed our committed accounts receivable sales facility under substantially similar terms to those previously in place with the exception that the facility was increased by $300.0 million to $1.4 billion. The renewed facility expires in June 2005. At June 30, 2004, there were no amounts utilized under this facility.

7. Convertible Junior Subordinated Debentures

     In February 1997, we issued 5% Convertible Junior Subordinated Debentures (the “Debentures”) in an aggregate principal amount of $206,186,000. The Debentures, which are included in long-term debt, mature on June 1, 2027, bear interest at an annual rate of 5%, payable quarterly, and are currently redeemable by us at 101.5% of the principal amount. The Debentures were purchased by the Trust, which is wholly owned by the Company, with proceeds from its issuance of four million shares of preferred securities to the public and 123,720 common securities to us. These preferred securities are convertible at the holder’s option into the Company’s common stock. The Debentures represent the sole assets of the Trust.

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

     We have guaranteed, on a subordinated basis, distributions and other payments due on the preferred securities (the “Guarantee”). The Guarantee, when taken together with our obligations under the Debentures, and in the indenture pursuant to which the Debentures were issued, and our obligations under the Amended and Restated Declaration of Trust governing the Trust, provides a full and unconditional guarantee of amounts due on the preferred securities.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)

8. Pension and Other Postretirement Benefit Plans

     The following table provides the components of the net periodic expense for the Company’s defined benefit pension and postretirement plans:

	Quarter Ended June 30,
	Pension		Postretirement
(In millions)	2004	2003	2004	2003
Service cost—benefits earned during the period	$1.4	$1.6	$0.5	$0.5
Interest cost on projected benefit obligation	6.4	6.8	2.9	2.9
Expected return on assets	(7.4)	(6.4)	—	—
Amortization of unrecognized loss and prior service costs	2.2	3.0	7.1	5.8
Immediate recognition of pension cost	0.7	—	—	—
Settlements and other	16.6	—	—	—

Net periodic expense	$19.9	$5.0	$10.5	$9.2

     In April 2004, we made several lump sum payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, approximately $12 million in settlement charges associated with these payments were expensed in the first quarter of 2005. Substantially all of this expense was recorded in the Corporate segment.

9. Stockholders’ Equity

     Comprehensive income is as follows:

	Quarter Ended June 30,
(In millions)	2004	2003
Net income	$163.6	$155.6
Foreign currency translation adjustments	(6.7)	33.5

Comprehensive income	$156.9	$189.1

10. Financial Guarantees and Warranties

     Financial Guarantees

     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. During the first quarter of 2005, we converted a $40.0 million credit facility guarantee in favor of a customer (that recently emerged from bankruptcy) to a note receivable due from this customer. This secured note bears interest and is repayable in various payments through 2007. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At June 30, 2004, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $155 million and $15 million of which a nominal amount has been accrued.

     At June 30, 2004, we had commitments of $11.0 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)

     In addition, our banks and insurance companies have issued $85.2 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

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

11. Other Commitments and Contingent Liabilities

     In our annual report on Form 10-K for the year ended March 31, 2004, we reported on numerous legal proceedings including those arising out of our announcement on April 28, 1999, regarding accounting improprieties at HBO & Company, now known as McKesson Information Solutions LLC (the “Accounting Litigation”), and other litigation and contingencies. Since the date of that report the only significant developments were as follows:

     I. Accounting Litigation

     On April 7, 2004, in the previously reported action captioned The State of Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Master File No. 307619), the Honorable Donald S. Mitchell in the California Superior Court, City and County of San Francisco sustained plaintiffs’ motion to dismiss the Company’s cross-claims for “unjust enrichment.”

     On April 26, 2004, in the previously reported action captioned In re McKesson HBOC, Inc. Securities Litigation, (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”), plaintiff Theodore H. Pacha filed a request to be named Lead Plaintiff of a subclass of shareholders who primarily held McKesson Corporation common shares before the merger. The court has not ruled on this motion, or on Lead Plaintiff’s Motion for Class Certification, which was heard on March 12, 2004.

     We do not believe it is feasible to predict or determine the outcome or resolution of the Accounting Litigation, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

     II. Other Litigation

     As previously reported, a judgment has been entered against the Company in an action brought in the California Superior Court by a former employee for wrongful termination, disability discrimination and harassment, Charlene Roby vs. McKesson HBOC, Inc. et al. (Action No. CV01-573), consisting of compensatory and punitive damages

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)

awards of $3.5 million and $15.0 million, respectively. After post-trial motions, the trial court reduced the compensatory damages portion of the judgment to $2.8 million but left the punitive damages award unchanged. The Company will seek reversal, or alternatively reduction, of all elements of this judgment through an appeal. If this appeal is not successful, this judgement could have an adverse impact on our consolidated financial statements.

     III. Contingency

     As discussed in our annual report on Form 10-K for the year ended March 31, 2004, in 2002, we entered into a $500 million, ten year contract with the National Health Services Information Authority (“NHS”), an organization of the British government charged with the responsibility of delivering healthcare in England and Wales. The contract engages the Company to develop, implement and operate a human resources and payroll system at more than 600 NHS locations.

     To date, there have been delays to this contract which have caused increased costs and a decrease in the amount of time in which we can earn revenues. These delays have adversely impacted the contract's projected profitability and no material revenue has yet been recognized on this contract. As of June 30, 2004, our consolidated balance sheet includes an investment of approximately $78 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. While we believe it is likely that we can deliver and operate an acceptable system and recover our investment in this contract, we are currently negotiating with the NHS to amend certain key terms and conditions in the contract, and there is no certainty we will agree on an updated implementation plan. We expect this negotiation to be completed in the second half of calendar year 2004. However, the timing and the outcome of these negotiations is uncertain and failure to reach agreement on an updated implementation plan and amend certain key contract terms and conditions, and/or further delays in the implementation may result in losses that could be material. Even if we agree on amended contract terms and conditions and an updated implementation plan, it is possible that the terms of that agreement may result in the impairment of our net assets related to the contract as well as substantial penalties and charges, which could have a material adverse impact on our consolidated financial statements.

12. Segment Information

     In April 2004, we reconfigured our operating segments to better align product development and selling efforts with the evolving needs of the healthcare market. As a result, commencing in the first quarter of 2005, we are reporting the following three operating segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Provider Technologies. Prior period amounts have been reclassified to conform to the 2005 segment presentation. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Our Corporate segment includes expenses associated with Corporate functions and projects and certain employee benefits. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

     The Pharmaceutical Solutions segment distributes ethical and proprietary drugs and health and beauty care products throughout North America. This segment also manufactures and sells automated pharmaceutical dispensing systems for retail pharmacies, medical management and pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and payor services, and consulting and outsourcing services to pharmacies. We have added the Clinical Auditing and Compliance business, which was previously included in our former Information Solutions segment, to this segment’s expanded payor services business. This business sells software to payors for auditing professional claims.

     The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment and provides logistics and related services within the United States. This segment now includes Zee Medical, which was formerly included in our Pharmaceutical Solutions segment. Zee Medical provides first aid and safety products and training services to corporate customers. The operating results of this segment for the quarter ended June 30, 2004 also reflect the impact of the acquisition of MMC.

     The Provider Technologies segment consists of the former Information Solutions segment plus the McKesson Inpatient Automation business, which was previously included in our Pharmaceutical Solutions segment, and the Corporate Solutions group, which was previously managed by our Corporate group. This segment continues to deliver enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions as well as outsourcing and other services to healthcare organizations throughout North America, the United Kingdom and Europe. McKesson Inpatient Automation provides automation and robotics for the hospital market, and the Corporate Solutions group continues to be responsible for the sales coordination of complex provider engagements that include strategic product and service solutions from multiple business units. Expenses

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
(Unaudited)

incurred by Corporate Solutions on behalf of other business segments are allocated to the applicable business segments.

     Financial information relating to our segments is as follows:

	Quarter Ended June 30,
(In millions)	2004	2003
Revenues
Pharmaceutical Solutions	$18,179.7	$15,543.4
Medical-Surgical Solutions	707.2	710.1
Provider Technologies	299.7	270.7

Total	$19,186.6	$16,524.2

Operating profit
Pharmaceutical Solutions	$290.5	$265.0
Medical-Surgical Solutions	28.6	25.8
Provider Technologies	14.3	4.7

Total	333.4	295.5
Corporate	(57.7)	(32.0)
Interest expense	(29.6)	(29.8)

Income before income taxes	$246.1	$233.7

	June 30,	March 31,
(In millions)	2004	2004
Segment assets, at period end
Pharmaceutical Solutions	$12,802.6	$12,050.5
Medical-Surgical Solutions	1,600.3	1,539.2
Provider Technologies	1,381.4	1,402.7

Total	15,784.3	14,992.4
Corporate
Cash, cash equivalents, and marketable securities	846.8	717.8
Other	512.3	530.0

Total	$17,143.4	$16,240.2

     During the first quarter of 2005, we received $41.2 million as our share of a settlement of an antitrust class action lawsuit involving a drug manufacturer. This settlement was recorded as a credit in cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations.

     Corporate expenses for 2005 include pension settlement charges as discussed in Financial Note 8. Corporate expenses for 2004 include an $8.5 million gain on the sale of a surplus property.

McKESSON CORPORATION
FINANCIAL REVIEW
(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended June 30,
(In millions, except per share data)	2004	2003	Change
Revenues	$19,186.6	$16,524.2	16%
Income Before Income Taxes	246.1	233.7	5
Net Income	163.6	155.6	5
Diluted Earnings Per Share	$0.55	$0.53	4

     Revenues for the first quarter of 2005 grew by 16% to $19.2 billion from $16.5 billion for the first quarter of 2004. Net income increased 5% to $163.6 million in the first quarter of 2005 compared to the same period a year ago and diluted earnings per share increased 4% to $0.55. Increases in net income and diluted earnings per share primarily reflect revenue and operating profit growth in our Pharmaceutical Solutions and Provider Technologies segments, offset in part by additional Corporate expenses.

Results of Operations

     Revenues:

	Quarter Ended June 30,
(In millions)	2004	2003	Change
Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$11,011.3	$9,335.0	18%
U.S. Healthcare sales to customers’ warehouses	5,916.2	5,164.4	15

Subtotal	16,927.5	14,499.4	17
Canada distribution & services	1,252.2	1,044.0	20

Total Pharmaceutical Solutions	18,179.7	15,543.4	17

Medical-Surgical Solutions	707.2	710.1	—
Provider Technologies
Software & software systems	50.6	45.6	11
Services	222.2	204.3	9
Hardware	26.9	20.8	29

Total Provider Technologies	299.7	270.7	11

Total Revenues	$19,186.6	$16,524.2	16

     Revenues for the first quarter of 2005 grew by 16% to $19.2 billion compared to the first quarter of 2004. The growth in revenue was primarily due to our Pharmaceutical Solutions segment, which accounted for over 94% of our consolidated revenues.

     Increases in U.S. Healthcare pharmaceutical direct distribution and services revenues for the first quarter of 2005 primarily reflect market growth rates as well as new institutional customers in our pharmaceutical distribution business. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics. In May 2004, we began implementation on a new pharmaceutical distribution contract with the Department of Veterans Affairs, which contributed to the segment’s total increase in revenues. Annual revenues on this contract are expected to exceed $3.5 billion. U.S. Healthcare sales to customers’ warehouses also increased in the first quarter of 2005 primarily as a result of several expanded agreements with existing customers and growth from existing customers.

     Canadian pharmaceutical revenues increased in the first quarter of 2005 reflecting market growth rates, new business from manufacturers who formerly engaged in direct distribution activities and to a lesser extent, favorable foreign exchange rates. On a constant currency basis, revenues from our Canadian operations would have increased approximately 17% compared to the same period a year ago.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

     Medical-Surgical Solutions segment distribution revenues were flat in the first quarter of 2005. Increases in our primary care sector, including revenues derived from our recent acquisition of Moore Medical Corporation (“MMC”), were fully offset by a decline in revenues in the acute care sector due to the transition of the loss of the segment’s largest customer. On April 1, 2004, we acquired all of the issued and outstanding shares of MMC, of New Britain, Connecticut, for an aggregate cash purchase price of approximately $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings.

     Provider Technologies segment revenues increased in the first quarter of 2005 primarily from increased demand for our clinical application offerings and to a lesser extent, from our Automation products.

     Gross Profit:

	Quarter Ended June 30,
(In millions)	2004	2003	Change
Gross Profit
Pharmaceutical Solutions	$560.4	$518.2	8%
Medical-Surgical Solutions	158.7	146.0	9
Provider Technologies	132.9	122.3	9

Total	$852.0	$786.5	8

Gross Profit Margin
Pharmaceutical Solutions	3.08%	3.33%	(25	)bp
Medical-Surgical Solutions	22.44	20.56	188
Provider Technologies	44.34	45.18	(84)
Total	4.44	4.76	(32)

     Gross profit increased 8% to $852.0 million in the first quarter of 2005. As a percentage of revenues, gross profit margins declined 32 basis points in 2005. Declines in our gross profit margins primarily reflect a higher proportion of our revenue being attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments and which had a decline in margins compared to the same period a year ago. Gross profit margins increased in our Medical-Surgical Solutions segment and decreased in our Provider Technologies segment primarily due to product mix.

     During the first quarter of 2005, gross margin for our Pharmaceutical Solutions segment was impacted by:

•	lower selling margins within our U.S. Pharmaceutical distribution business which reflect competitive pricing pressure. We have also been experiencing pressure on our buy side margin over the past few quarters as the industry is evolving, including the ways in which distributors are being compensated by manufacturers. Certain types of vendor product incentives and sources of supply, such as certain inventory purchases in the secondary market, are not available at historical levels to the major distributors which have the impact of reducing gross margins. Much of this change results from the manufacturers’ desire to limit the amount of inventory in the channel. We have been actively working with manufacturers through restructured distribution agreements to ensure that we are appropriately compensated for the services we provide,

•	a higher proportion of revenues attributed to institutional customers, which have lower gross profit margins,

•	partially offsetting the above decreases, the benefit of increased sales of generic drugs with higher margins,

•	a higher proportion of supplier cash discounts to revenues reflecting a change in customer mix, and

•	a reduction in cost of sales due to a receipt of $41.2 million cash proceeds representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

     Operating Expenses and Other Income:

	Quarter Ended June 30,
(In millions)	2004	2003	Change
Operating Expenses
Pharmaceutical Solutions	$275.4	$259.1	6%
Medical-Surgical Solutions	131.1	121.4	8
Provider Technologies	119.8	119.7	—
Corporate	64.9	34.7	87

Total	$591.2	$534.9	11

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.51%	1.67%	(16	)bp
Medical-Surgical Solutions	18.54	17.10	144
Provider Technologies	39.97	44.22	(425)
Total	3.08	3.24	(16)
Other Income
Pharmaceutical Solutions	$5.5	$5.9	(7)%
Medical-Surgical Solutions	1.0	1.2	(17)
Provider Technologies	1.2	2.1	(43)
Corporate	7.2	2.7	167

Total	$14.9	$11.9	25

     Operating expenses increased 11% to $591.2 million in the first quarter of 2005. As a percentage of revenues, operating expenses decreased 16 basis points in 2005. Increases in operating expense dollars were primarily due to additional costs to support our sales volume growth, approximately $12 million of settlement charges pertaining to a non-qualified pension plan and additional legal costs associated with our pending securities litigation. In addition, operating expenses for the first quarter of 2004 benefited from an $8.5 million gain on the sale of a surplus property. As a percentage of revenues, operating expenses decreased primarily due to the leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations within our Pharmaceutical Solutions segment. Other income increased in the first quarter of 2005 primarily due to higher interest income.

     Segment Operating Profit and Corporate Expenses:

	Quarter Ended June 30,
(In millions)	2004	2003	Change
Segment Operating Profit(1)
Pharmaceutical Solutions	$290.5	$265.0	10%
Medical-Surgical Solutions	28.6	25.8	11
Provider Technologies	14.3	4.7	204

Total	333.4	295.5	13
Corporate Expenses	(57.7)	(32.0)	80
Interest Expense	(29.6)	(29.8)	(1)

Income Before Income Taxes	$246.1	$233.7	5

Segment Operating Profit Margin
Pharmaceutical Solutions	1.60%	1.70%	(10	)bp
Medical-Surgical Solutions	4.04	3.63	41
Provider Technologies	4.77	1.74	303

(1)	Segment operating profit includes gross margin, net of operating expenses plus other income for our three business segments.

     Operating profit as a percentage of revenues decreased in our Pharmaceutical Solutions segment in the first quarter of 2005 primarily reflecting a decline in gross margins, offset in part by favorable leveraging of the segment’s fixed cost infrastructure and productivity improvements in back-office and field operations.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues increased in the first quarter of 2005 primarily reflecting improvements in gross profit margin which was offset in part by an increase in

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

operating expenses. Operating expenses increased in both dollars as well as a percentage of revenues primarily due to the acquisition of MMC as well as from additional costs incurred to serve the segment’s alternate site customers. During the second quarter of 2005, the segment anticipates completing an evaluation of its distribution center network as a result of its MMC acquisition. In accordance with accounting standards, certain costs that will be incurred to consolidate operations with acquired businesses will be treated as part of the cost of the acquisition whereas other related costs will be expensed.

     Provider Technologies segment’s operating profit as a percentage of revenues increased in the first quarter of 2005 primarily reflecting a decrease in gross profit margin which was more than offset by a lower ratio of operating expenses as a percentage of sales. Despite an increase in revenues, operating expense dollars for the quarter were flat compared to the same period a year ago primarily reflecting the segment’s control of expenses. In addition, operating expenses for the first quarter of 2004 included incremental product development expenses.

     Corporate expenses increased in the first quarter of 2005 primarily reflecting settlement charges of approximately $12 million pertaining to a non-qualified pension plan and additional legal costs associated with our pending securities litigation. These expenses were partially offset by higher interest income. During the first quarter of 2005, we made several lump sum cash payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with accounting standards, additional charges for settlements associated with lump sum payments of pension obligations are expensed in the period in which the payments are made. Accordingly, expenses for the quarter include charges associated with these payments. In addition, expenses for the comparable prior year period benefited from an $8.5 million gain pertaining to the sale of a surplus property.

     Interest Expense: Interest expense approximated that of the prior comparable period as the benefit of lower average borrowings were almost fully offset by increases in our effective interest rate.

     Income Taxes: The Company’s effective income tax rate was 33.5% and 33.4% for the quarters ended June 30, 2004 and 2003. During the first quarter of 2005, we sold a business for a pre-tax loss of $1.1 million and an after-tax loss of $4.6 million. Partially offsetting the tax impact of this disposition, we recorded a net benefit relating to favorable tax settlements and adjustments.

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share was calculated based on an average number of shares outstanding of 300.1 million and 298.1 million for the quarters ended June 30, 2004 and 2003.

Financial Condition, Liquidity, and Capital Resources

     Operating activities provided cash flow of $128.3 million and $40.8 million during the first quarters of 2005 and 2004. Net cash flow for 2005 includes an incremental non-cash add back of $68.2 million in deferred income taxes partially offset by an increase in net taxes paid of $53.9 million. Net uses of cash for working capital approximated that of the first quarter of last year as additional working capital required to support our revenue growth and an increase in investment inventory were offset by favorable working capital management. Additionally, our new customer, the Department of Veterans Affairs, has prompt payment terms. Operating activities for 2005 also includes approximately $42 million of lump sum pension settlement payments.

     Investing activities utilized cash of $96.8 million and $63.4 million during the first quarters of 2005 and 2004. The increased usage in 2005 primarily reflects a payment of approximately $37 million for the acquisition of MMC, as well as greater issuances of notes receivable. During the first quarter of 2005, we converted a $40.0 million credit facility guarantee in favor of a customer (that recently emerged from bankruptcy) to a note receivable due from this customer. These increases in cash usage were partially offset by the receipt of $21.0 million from the sale of notes receivable and a decrease in expenditures for capitalized software.

     Financing activities provided cash of $97.2 million and used cash of $54.2 million in the first quarters of 2005 and 2004. Financing activities for 2005 include $23.4 million of short-term borrowings and an incremental $48.3 million from common stock issuances primarily resulting from an increase in employees’ exercises of stock options. 2004 financing activities included the use of $75.3 million for stock repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(Dollars in millions)	2004	2004
Cash, cash equivalents and marketable securities	$846.8	$717.8
Working capital	3,803.9	3,587.9
Debt net of cash, cash equivalents and marketable securities	644.8	766.8
Debt to capital ratio(1)	21.6%	22.3%
Net debt to net capital employed(2)	10.6	12.9
Return on stockholders’ equity(3)	13.1	13.4

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income, divided by a five-quarter average of stockholders’ equity.

     Working capital primarily includes receivables and inventories, net of drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated working capital has increased primarily as a result of our higher sales volume, as well as an increase in cash and cash equivalents.

     We reduced our ratio of net debt to net capital employed as growth in our operating income was in excess of the growth in working capital and other investments needed to fund increases in revenue.

Credit Resources

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $650.0 million 364-day revolving credit agreement that expires in September 2004 and a $550.0 million three-year revolving credit facility that expires in September 2005. These facilities are primarily intended to support our commercial paper borrowings. We also have a $1.4 billion accounts receivable sales facility, which was renewed in June 2004, the terms of which are substantially similar to those previously in place with the exception that the facility was increased by $300.0 million. No amounts were utilized under any of these facilities at June 30, 2004.

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At June 30, 2004, this ratio was 21.6% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.

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

McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
(Unaudited)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The readers should not consider this list to be a complete statement of all potential risks and uncertainties.

•	the resolution or outcome of pending shareholder litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including the impact of current and potential future mandated benefits, changes in private and governmental reimbursement or in the delivery systems for healthcare products and services and governmental efforts to regulate the pharmaceutical supply chain;

•	consolidation of competitors, suppliers and customers and the development of large, sophisticated purchasing groups;

•	the ability to successfully market both new and existing products domestically and internationally;

•	changes in manufacturers’ pricing, selling, inventory, distribution or supply policies or practices;

•	substantial defaults in payment by large customers;

•	material reduction in purchases or the loss of a large customer or supplier relationship;

•	challenges in integrating or implementing our software or software-related system products, or the slowing or deferral of demand for these products;

•	the use of estimates used in accounting for contracts;

•	the malfunction or failure of our segments’ information systems;

•	our ability to successfully identify, consummate and integrate strategic acquisitions;

•	changes in generally accepted accounting principles;

•	tax legislation initiatives;

•	foreign currency fluctuations; and

•	general economic and market conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

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

McKESSON CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Financial Note 11, “Other Commitments and Contingent Liabilities,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Company made no share repurchases during the first quarter of 2005. The dollar value of shares that may yet be purchased under our share repurchase program is approximately $209 million.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     The following report on Form 8-K was filed during the three months ended June 30, 2004:

Form 8-K date of report April 29, 2004 relating to a press release announcing the Company’s preliminary financial results for its fourth quarter and fiscal year ended March 31, 2004.

Form 8-K date of report April 30, 2004 relating to recast condensed consolidated operating information by business segment for fiscal 2003 and fiscal 2004

Form 8-K date of report May 4, 2004 relating to an employment litigation verdict against the Company.

The following report on Form 8-K was filed during the period between July 1, 2004 and the date of this filing:

Form 8-K date of report July 22, 2004 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: July 29, 2004
	By	/s/ Jeffrey C. Campbell

Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees

Nigel A. Rees
Vice President and Controller