Form 10-Q
period 2004-09-30
MCKESSON CORP
filed 2004-11-02
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer.  Yes   ☒          No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004

Common stock, $0.01 par value	293,915,728 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30,	March 31,
	2004	2004
ASSETS
Current Assets
Cash and cash equivalents	$996.2	$708.0
Marketable securities	9.2	9.8
Receivables, net	5,561.8	5,418.8
Inventories	7,935.1	6,735.1
Prepaid expenses and other	134.1	132.5

Total	14,636.4	13,004.2
Property, Plant and Equipment, net	599.3	599.9
Capitalized Software Held for Sale	129.4	129.4
Notes Receivable	178.4	172.2
Goodwill and Other Intangibles	1,512.2	1,490.2
Other Assets	910.0	844.3

Total Assets	$17,965.7	$16,240.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$8,743.1	$7,364.0
Deferred revenue	429.0	503.2
Current portion of long-term debt	261.2	274.8
Other	1,298.4	1,274.3

Total	10,731.7	9,416.3
Postretirement Obligations and Other Noncurrent Liabilities	496.8	448.8
Long-Term Debt	1,205.1	1,209.8
Other Commitments and Contingent Liabilities (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: 800.0; shares issued: September 30, 2004 – 300.7 and March 31, 2004 – 297.1	3.0	3.0
Additional paid-in capital	2,162.3	2,047.1
Other capital	(39.1)	(43.2)
Retained earnings	3,635.3	3,420.6
Accumulated other comprehensive income (loss)	5.3	(15.6)
ESOP notes and guarantees	(39.0)	(52.5)
Treasury shares, at cost, September 30, 2004 and March 31, 2004 – 6.8	(195.7)	(194.1)

Total Stockholders’ Equity	5,532.1	5,165.3

Total Liabilities and Stockholders’ Equity	$17,965.7	$16,240.2

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$19,934.3	$16,810.1	$39,120.9	$33,334.3
Cost of Sales	19,199.3	15,998.4	37,533.9	31,736.1

Gross Profit	735.0	811.7	1,587.0	1,598.2
Operating Expenses	606.2	584.6	1,197.4	1,119.5

Operating Income	128.8	227.1	389.6	478.7
Interest Expense	(30.2)	(30.0)	(59.8)	(59.8)
Other Income, Net	15.0	15.1	29.9	27.0

Income Before Income Taxes	113.6	212.2	359.7	445.9
Income Taxes	(27.5)	(55.7)	(110.0)	(133.8)

Net Income	$86.1	$156.5	$249.7	$312.1

Earnings Per Common Share
Diluted	$0.29	$0.53	$0.84	$1.05
Basic	$0.29	$0.54	$0.85	$1.08
Dividends Declared Per Common Share	$0.06	$0.06	$0.12	$0.12
Weighted Average Shares
Diluted	300.0	300.3	300.1	299.2
Basic	292.8	289.9	292.1	289.9

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Operating Activities
Net income	$249.7	$312.1
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation	55.5	49.5
Amortization	68.0	58.4
Provision for bad debts	12.8	39.8
Deferred taxes on income	122.5	126.0
Other non-cash items	(2.4)	(21.2)

Total	506.1	564.6

Effects of changes in:
Receivables	(158.4)	(376.9)
Inventories	(1,171.9)	(900.0)
Drafts and accounts payable	1,343.0	523.6
Deferred revenue	(75.3)	(48.4)
Taxes	(53.4)	(38.2)
Other	(8.1)	(23.0)

Total	(124.1)	(862.9)

Net cash provided (used) by operating activities	382.0	(298.3)

Investing Activities
Property acquisitions	(54.2)	(46.5)
Capitalized software expenditures	(67.4)	(95.4)
Acquisitions of businesses, less cash and cash equivalents acquired	(47.6)	(7.3)
Notes receivable, net	(36.5)	25.6
Proceeds from sale of notes receivable	38.5	35.2
Proceeds from sale of business	12.3	—
Other	(0.7)	22.6

Net cash used by investing activities	(155.6)	(65.8)

Financing Activities
Proceeds from issuance of debt	—	135.0
Repayment of debt	(14.3)	(6.8)
Capital stock transactions Issuances	88.8	57.6
Share repurchases	—	(75.3)
ESOP notes and guarantees	13.5	5.8
Dividends paid	(35.0)	(34.8)
Other	8.8	22.2

Net cash provided by financing activities	61.8	103.7

Net increase (decrease) in cash and cash equivalents	288.2	(260.4)
Cash and cash equivalents at beginning of period	708.0	522.0

Cash and cash equivalents at end of period	$996.2	$261.6

See Financial Notes

McKESSON CORPORATION

FINANCIAL NOTES

(Unaudited)

1. Significant Accounting Policies

     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2004, and the results of operations for the quarters and six months ended September 30, 2004 and 2003 and cash flows for the six months ended September 30, 2004 and 2003.

     The results of operations for the quarters and six months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2004 consolidated financial statements previously filed with the Securities and Exchange Commission (“SEC”). As described in our Annual Report on Form 10-K for the year ended March 31, 2004, we reorganized our businesses on April 1, 2004. This reorganization resulted in changes to our reporting segments. On April 29 and 30, 2004, we provided financial information about this reorganization, as it relates to prior periods, in a Form 8-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

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

     In January 2004, the FASB issued Financial Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) allows employers that sponsor a postretirement plan providing a qualifying or eligible prescription drug benefit to receive a federal subsidy. As permitted by FSP No. 106-1, we elected to defer recognizing the effects of the Act until authoritative guidance on accounting for the new subsidy was issued. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. Management has concluded that the prescription drug benefits provided to our Medicare-eligible retirees are actuarially equivalent based on the current interpretation of the guidance included in the Act and accordingly, the Company adopted the provisions of FSP No. 106-2 in the second quarter of 2005. The expected subsidy had the effect of reducing the Company’s accumulated postretirement benefit obligation by approximately $19 million. This reduction is recognized as an actuarial gain and will be amortized over three years. The expected subsidy will result in a reduction in interest cost of approximately $1 million in 2005. As required by the FSP, the Company recognized a total $3.7 million reduction in postretirement benefit expense in the second quarter of 2005, including amounts attributable to the first quarter of 2005.

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

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$86.1	$156.5	$249.7	$312.1
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	1.6	2.0	3.0	2.8
SFAS No. 123 expense	(15.5)	(23.8)	(23.1)	(50.5)

Pro forma net income	$72.2	$134.7	$229.6	$264.4

Earnings per share:
Diluted – as reported	$0.29	$0.53	$0.84	$1.05
Diluted – pro forma	0.25	0.45	0.78	0.89
Basic – as reported	0.29	0.54	0.85	1.08
Basic – pro forma	0.25	0.46	0.79	0.91

     SFAS No. 123 compensation expense, as indicated in the above table, decreased in the second quarter and the first half of 2005 compared to the same periods a year ago. The decrease is primarily attributable to accelerated vesting of substantially all unvested stock options outstanding during the fourth quarter of 2004. SFAS No. 123

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

compensation expense is typically amortized over the related vesting period; as a result, these fully vested stock options did not have an impact on the expense during the quarter and the six months ended September 30, 2004. Partially offsetting this decrease, during the first quarter of 2005, we granted 6.0 million stock options that vest on or before March 31, 2005 and have a seven year term. Historically, options granted by the Company generally vest over four years and have a term of ten years.

2. Acquisitions

     On April 1, 2004, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of approximately $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $22 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of MMC’s operations have been included in the condensed consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.

     We also completed several smaller acquisitions within our Medical-Surgical Solutions and Provider Technologies segments.

     Purchase prices have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations have not been presented for any of the above acquisitions as the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.

3. Restructuring Activities

     Net charges from restructuring activities for the quarter and the six months ended September 30, 2004 were $0.5 million and $1.1 million. These charges primarily related to a number of smaller initiatives as well as adjustments for prior years’ restructuring plans due to a change in estimated costs to complete these activities.

     The following table summarizes restructuring activities for the six months ended September 30, 2004:

	Pharmaceutical Solutions		Medical-Surgical Solutions		Provider Technologies		Corporate
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Severance	Exit-Related	Severance	Total
Balance, March 31, 2004	$0.4	$5.2	$1.7	$1.9	$0.2	$1.9	$10.5	$21.8
Current year expenses	—	0.2	0.7	—	—	—	—	0.9
Adjustments to prior years’ expenses	—	0.4	(0.2)	—	—	—	—	0.2

Net expense for the period	—	0.6	0.5	—	—	—	—	1.1
Liabilities related to the MMC acquisition	—	—	4.0	—	—	—	—	4.0
Cash expenditures	(0.3)	(2.2)	(2.1)	(0.4)	—	(0.3)	(9.6)	(14.9)

Balance, September 30, 2004	$0.1	$3.6	$4.1	$1.5	$0.2	$1.6	$0.9	$12.0

     Accrued restructuring liabilities are included in other liabilities in the accompanying condensed consolidated balance sheets. In connection with the April 2004 acquisition of MMC, we recorded $4.0 million of liabilities for employee severance costs.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Provider Technologies segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, were reduced by $0.5 million in non-cash settlements during the first half of 2005 to $5.7 million at September 30, 2004 from $6.2 million at March 31, 2004. Total cash and non-cash settlements of $45.3 million and $95.5 million have been incurred since the inception of this restructuring plan. Non-cash settlements represent write-offs of customer

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

receivables. There have been no significant offsetting changes in estimates that increased the provision for customer settlements. During the second quarter of 2004, $19.7 million of the allowance was reversed into operating expenses due to favorable settlements and continued negotiations with affected customers. At March 31, 2004, we substantially completed our negotiations with the affected customers. As a result, we do not anticipate additional significant increases to the allowance for customer settlements. However, as settlement negotiations with the remaining customers are finalized, additional adjustments to the reserve may be necessary.

4. Pension and Other Postretirement Benefit Plans

     The following table provides the components of the net periodic expense for the Company’s defined benefit pension and postretirement plans:

	Quarter Ended September 30,				Six Months Ended September 30,
	Pension		Postretirement		Pension		Postretirement
(In millions)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost – benefits earned during the period	$1.4	$1.6	$0.5	$0.5	$2.8	$3.2	$1.0	$1.0
Interest cost on projected benefit obligation	6.4	6.8	2.4	2.9	12.8	13.6	5.3	5.8
Expected return on assets	(7.4)	(6.4)	—	—	(14.8)	(12.8)	—	—
Amortization of unrecognized loss and prior service costs	2.2	3.0	3.9	5.8	4.4	6.0	11.0	11.6
Immediate recognition of pension cost	—	—	—	—	0.7	—	—	—
Settlements and other	—	—	—	—	16.6	—	—	—

Net periodic expense	$2.6	$5.0	$6.8	$9.2	$22.5	$10.0	$17.3	$18.4

     We adopted the provisions of FSP No. 106-2 in the second quarter of 2005. The expected subsidy had the effect of reducing the Company’s accumulated postretirement benefit obligation by approximately $19 million. This reduction is recognized as an actuarial gain and will be amortized over three years. The expected subsidy will result in a reduction in interest cost of approximately $1 million in 2005. As required by the FSP, the Company recognized a total $3.7 million reduction in postretirement benefit expense in the second quarter of 2005, including amounts attributable to the first quarter of 2005.

     During the quarter ended June 30, 2004, we made several lump sum payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, approximately $12 million in settlement charges associated with these payments were expensed in the first quarter of 2005. Substantially all of this expense was recorded in the Corporate segment.

     5. Income Taxes

     Income tax expense for the second quarter of 2005 reflects a $6.4 million income tax benefit which was primarily due to a reduction of a portion of a valuation allowance related to state income tax net operating loss carryforwards. We believe it is more likely than not that the income tax benefit from a portion of these state net operating loss carryforwards will now be realized.

     During the first quarter of 2005, we sold a business for net cash proceeds of $12.3 million. The disposition resulted in a pre-tax loss of $1.1 million and an after-tax loss of $4.6 million. The after-tax loss on the disposition was the result of a lower tax adjusted cost basis for the business. Financial results for this business were included in our Pharmaceutical Solutions segment and were not material to our condensed consolidated financial statements. Partially offsetting the tax impact of this disposition, a net income tax benefit of $2.2 million relating to favorable tax settlements and adjustments was recorded.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     Income tax expense for the second quarter of 2004 includes an income tax benefit of $15.3 million relating to favorable tax settlements with the U.S. Internal Revenue Service. These settlements pertain to amended tax returns for the years ended December 31, 1997 and 1998 filed by our subsidiary, McKesson Information Solutions LLC, formerly known as HBO & Company. The benefit of these tax assets was not previously recognized by the Company.

     6. Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Net income	$86.1	$156.5	$249.7	$312.1
Interest expense on convertible junior subordinated debentures, net of tax benefit	1.6	1.6	3.1	3.1

Net income – diluted	$87.7	$158.1	$252.8	$315.2

Weighted average common shares outstanding:
Basic	292.8	289.9	292.1	289.9
Effect of dilutive securities:
Options to purchase common stock	1.6	4.5	2.4	3.3
Convertible junior subordinated debentures	5.4	5.4	5.4	5.4
Restricted stock	0.2	0.5	0.2	0.6

Diluted	300.0	300.3	300.1	299.2

Earnings per common share:
Basic	$0.29	$0.54	$0.85	$1.08
Diluted	$0.29	$0.53	$0.84	$1.05

     Approximately 40 million and 38 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended September 30, 2004 and 2003 as their exercise price was higher than the Company’s average stock price. For the six months ended September 30, 2004 and 2003, the number of stock options excluded was approximately 40 million and 32 million.

     7. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the six months ended September 30, 2004 are as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total
Balance, March 31, 2004	$297.7	$725.2	$382.9	$1,405.8
Goodwill acquired	1.2	22.2	3.5	26.9
Sale of business	(10.3)	—	—	(10.3)
Translation adjustments	0.1	—	3.9	4.0

Balance, September 30, 2004	$288.7	$747.4	$390.3	$1,426.4

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     Information regarding other intangibles is as follows:

	September 30,	March 31,
(In millions)	2004	2004
Customer lists	$100.9	$92.9
Technology	63.3	61.2
Trademarks and other	26.5	23.8

Total other intangibles, gross	190.7	177.9
Accumulated amortization	(104.9)	(93.5)

Total other intangibles, net	$85.8	$84.4

     Amortization expense of other intangibles was $5.4 million and $11.6 million for the quarter and six months ended September 30, 2004 and $5.1 million and $9.7 million for the comparable prior year periods. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at September 30, 2004 were: 8 years, 4 years and 5 years. Estimated future annual amortization expense of these assets is as follows: $21.1 million, $16.0 million, $15.6 million, $12.0 million and $5.9 million for 2005 through 2009, and $9.0 million thereafter. At September 30, 2004, there were $17.8 million of other intangibles not subject to amortization.

     8. Financing Activities

     In September 2004, we entered into a $1.3 billion five-year, senior unsecured revolving credit facility. Borrowings under the new credit facility bear interest at a fixed base rate, or a floating rate based on the British Banker’s Association LIBOR rate or a Eurodollar rate. Effective as of the closing date of the new credit facility agreement, we terminated the commitments under our existing $550 million, three-year revolving credit facility that would have expired in September 2005, as well as our $650 million, 364-day credit facility that would have expired on September 28, 2004.

     In June 2004, we renewed our committed revolving receivables sale facility under substantially similar terms to those previously in place, with the exception that the facility was increased by $300.0 million to $1.4 billion. The renewed facility expires in June 2005.

     At September 30, 2004 and March 31, 2004, no amounts were outstanding or utilized under any of the facilities. In addition, in 2005 and 2004, we sold customer lease receivables for cash proceeds of $38.5 million and $35.2 million. The sale of these receivables resulted in a pre-tax gain of $0.2 million and $2.5 million which is included in Other Income, Net in the condensed consolidated statement of operations.

     9. Convertible Junior Subordinated Securities

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
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

     10. Financial Guarantees and Warranties

     Financial Guarantees

     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At September 31, 2004, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $163 million and $14 million of which a nominal amount has been accrued.

     During the second quarter of 2004, one of our Pharmaceutical Solutions customers announced its bankruptcy. Accordingly, we reviewed all amounts owed to us from this customer as well as financial guarantees provided to third parties in favor of this customer, and as a result, we increased our provision for doubtful accounts by $30.0 million. During the first quarter of 2005, we converted a $40.0 million credit facility guarantee in favor of this customer, who had recently emerged from bankruptcy, to a note receivable due from this customer. The secured note bears interest and is repayable in various installments through 2007.

     At September 30, 2004, we had commitments of $10.2 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.

     In addition, our banks and insurance companies have issued $87.2 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

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

     11. Other Commitments and Contingent Liabilities

     In our annual report on Form 10-K for the year ended March 31, 2004, and in our quarterly report on Form 10-Q for the quarter ended June 30, 2004, we reported on numerous legal proceedings. Since that quarterly report, the only significant developments were as follows:

     I. Other Litigation

     On October 18, 2004, in the previously reported action captioned Charlene Roby vs. McKesson HBOC, Inc. et al, (Action No. CV01-573), the trial court awarded plaintiff, in addition to the amounts previously reported, approximately $0.7 million in attorneys fees. We will seek reduction or reversal of this incremental award on appeal, as is our intent with respect to the entire judgment. As previously reported, if our appeal from the entire judgment in this matter is unsuccessful, the judgment could have an adverse impact on our consolidated financial statements.

     II. Contingency

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

     To date, there have been delays to this contract which have caused increased costs and a decrease in the amount of time in which we can earn revenues. These delays have adversely impacted the contract’s projected profitability and no material revenue has yet been recognized on this contract. As of September 30, 2004, our consolidated balance sheet includes an investment of approximately $86 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. While we believe it is likely that we can deliver and operate an acceptable system and recover our investment in this contract, we are currently negotiating with the NHS to amend certain key terms and conditions in the contract, and there is no certainty we will agree on an updated implementation plan. Our goal is to complete this negotiation by the end of fiscal 2005. However, the timing and the outcome of these negotiations is uncertain and failure to reach agreement on an updated implementation plan and amend certain key contract terms and conditions, and/or further delays in the implementation may result in losses that could be material. Even if we agree on amended contract terms and conditions and an updated implementation plan, it is possible that the terms of that agreement may result in the impairment of our net assets related to the contract as well as substantial penalties and charges, which could have a material adverse impact on our consolidated financial statements.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     12. Stockholders’ Equity

     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Net income	$86.1	$156.5	$249.7	$312.1
Unrealized gain (loss) on marketable securities and investments, net of income taxes	(0.1)	0.2	(0.1)	0.2
Additional minimum pension liability, net of income taxes	(4.1)	—	(4.1)	—
Foreign currency translation adjustments	31.8	(11.2)	25.1	22.3

Comprehensive income	$113.7	$145.5	$270.6	$334.6

     During the second quarter of 2005, the Company’s Board of Directors (the “Board”) approved a plan to renew the common stock rights plan, which was scheduled to expire in the third quarter of 2005. Under the renewal of the plan, effective October 22, 2004, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock. Each Right entitles the holder to purchase, upon the occurrence of certain triggering events, a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without limitation, the acquisition by another entity of 15% or more of the Company’s common stock without the prior approval of the Board. The Rights have certain anti-takeover effects that will cause substantial dilution to the ownership interest of a person or group that attempts to acquire the Company on terms not approved by the Board. The new Rights will expire in 2014, unless the date is extended or the Rights redeemed or exchanged earlier by the Board.

     13. Segment Information

     In April 2004, we reconfigured our operating segments to better align product development and selling efforts with the evolving needs of the healthcare market. As a result, commencing in the first quarter of 2005, we are reporting the following three operating segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Provider Technologies. Prior period amounts have been reclassified to conform to the 2005 segment presentation. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Our Corporate segment includes expenses associated with Corporate functions and projects. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

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

     The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment and provides logistics and related services within the United States. This segment now includes Zee Medical, which was formerly included in our Pharmaceutical Solutions segment. Zee Medical provides first aid and safety products and training services to corporate customers. The operating results of this segment for the quarter and the six months ended September 30, 2004 also reflect the impact of the acquisition of MMC.

     The Provider Technologies segment consists of the former Information Solutions segment plus the McKesson Inpatient Automation business, which was previously included in our Pharmaceutical Solutions segment, and the Corporate Solutions group, which was previously managed by our Corporate group. This segment continues to deliver enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

software solutions as well as outsourcing and other services to healthcare organizations throughout North America, the United Kingdom and Europe. McKesson Inpatient Automation provides automation and robotics for the hospital market, and the Corporate Solutions group continues to be responsible for the sales coordination of complex provider engagements that include strategic product and service solutions from multiple business units. Expenses incurred by Corporate Solutions on behalf of other business segments are allocated to the applicable business segments.

     Financial information relating to our segments is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Revenues
Pharmaceutical Solutions	$18,916.8	$15,782.6	$37,096.5	$31,326.0
Medical-Surgical Solutions	713.5	716.1	1,420.7	1,426.2
Provider Technologies	304.0	311.4	603.7	582.1

Total	$19,934.3	$16,810.1	$39,120.9	$33,334.3

Operating profit
Pharmaceutical Solutions (1)	$150.7	$221.7	$441.2	$486.7
Medical-Surgical Solutions	17.5	25.3	46.1	51.1
Provider Technologies	19.2	37.2	33.5	41.9

Total	187.4	284.2	520.8	579.7
Corporate (2)	(43.6)	(42.0)	(101.3)	(74.0)
Interest expense	(30.2)	(30.0)	(59.8)	(59.8)

Income before income taxes	$113.6	$212.2	$359.7	$445.9

	September 30,	March 31,
(In millions)	2004	2004
Segment assets, at period end
Pharmaceutical Solutions	$13,440.6	$12,050.5
Medical-Surgical Solutions	1,638.5	1,539.2
Provider Technologies	1,371.5	1,402.7

Total	16,450.6	14,992.4
Corporate
Cash, cash equivalents, and marketable securities	1,005.4	717.8
Other	509.7	530.0

Total	$17,965.7	$16,240.2

(1)	Operating profit for the first half of 2005 includes $41.2 million received as our share of a settlement of an antitrust class action lawsuit involving a drug manufacturer. This settlement was recorded as a credit in cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations.

(2)	Corporate expenses for the first half of 2005 include pension settlement charges as discussed in Financial Note 4. Corporate expenses for the first half of 2004 include an $8.5 million gain on the sale of a surplus property.

McKESSON CORPORATION

FINANCIAL REVIEWS
(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended			Six Months Ended
	September 30,			September 30,

(Dollars in millions, except per share data)	2004	2003	Change	2004	2003	Change
Revenues	$19,934.3	$16,810.1	19%	$39,120.9	$33,334.3	17%
Net Income	86.1	156.5	(45)	249.7	312.1	(20)
Diluted Earnings Per Share	$0.29	$0.53	(45)	$0.84	$1.05	(20)

     Revenues for the quarter ended September 30, 2004 grew 19% to $19.9 billion, net income decreased 45% to $86.1 million and diluted earnings per share decreased 45% to $0.29 compared to the same period a year ago. For the six months ended September 30, 2004, revenue increased 17% to $39.1 billion, net income decreased 20% to $249.7 million and diluted earnings per share decreased 20% to $0.84 compared to the first half of 2004. Decreases in net income and diluted earnings per share primarily reflect lower operating profit in our Pharmaceutical Solutions segment due to a decline in volume-weighted price increases for U.S. pharmaceutical products.

Results of Operations

     Revenues:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(Dollars in millions)	2004	2003	Change	2004	2003	Change
Pharmaceutical Solutions
U.S. Healthcare direct distribution and services	$11,637.9	$9,655.0	21%	$22,649.2	$18,990.0	19%
U.S. Healthcare sales to customers’ warehouses	6,021.1	5,057.6	19	11,937.3	10,222.0	17

Subtotal	17,659.0	14,712.6	20	34,586.5	29,212.0	18
Canada distribution and services	1,257.8	1,070.0	18	2,510.0	2,114.0	19

Total Pharmaceutical Solutions	18,916.8	15,782.6	20	37,096.5	31,326.0	18

Medical-Surgical Solutions	713.5	716.1	—	1,420.7	1,426.2	—

Provider Technologies
Software and software systems	50.0	67.5	(26)	100.6	113.1	(11)
Services	228.5	216.6	5	450.7	420.9	7
Hardware	25.5	27.3	(7)	52.4	48.1	9

Total Provider Technologies	304.0	311.4	(2)	603.7	582.1	4

Total Revenues	$19,934.3	$16,810.1	19	$39,120.9	$33,334.3	17

     Revenues increased by 19% to $19.9 billion and 17% to $39.1 billion during the quarter and six months ended September 30, 2004 compared to the same periods a year ago. The increase reflects growth in our Pharmaceutical Solutions segment, which accounted for over 94% of consolidated revenues.

     Increases in U.S. Healthcare pharmaceutical direct distribution and services revenues primarily reflect market growth rates as well as new institutional customers in our pharmaceutical distribution business and growth from our existing customers. Market growth rates reflect growing drug utilization and price increases, offset in part by the increased use of lower priced generics. In May 2004, we began implementation on a new pharmaceutical distribution contract with the Department of Veterans Affairs, which significantly contributed to the segment’s total increase in revenues. Annual revenues on this contract are expected to exceed $3.5 billion. U.S. Healthcare sales to customers’ warehouses also increased primarily as a result of greater volume to, and expanded agreements with, existing customers. Sales to customers’ warehouses include the implementation of the AdvancePCS business acquired by our customer, Caremark, which began in the second quarter of 2005.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

     Canadian pharmaceutical distribution revenues increased reflecting market growth rates, favorable exchange rates and new business as certain manufacturers transition from direct distribution activities. On a constant currency basis, second quarter and first half 2005 revenues from our Canadian operations would have increased approximately 11% and 14% compared to the same periods a year ago.

     Medical-Surgical Solutions segment revenues were flat as growth in revenues in the alternate site sector was offset by a decline in revenues in the acute care sector. Increases in our alternate site sector include revenues derived from our recent acquisition of Moore Medical Corporation (“MMC”). On April 1, 2004, we acquired all of the issued and outstanding shares of MMC, of New Britain, Connecticut, for an aggregate cash purchase price of approximately $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Declines in our acute care sector reflect the transition of the loss of the segment’s largest customer which began in the third quarter of the prior year.

     Provider Technologies segment revenues declined slightly during the quarter primarily reflecting a reduction in software and software systems revenues due to the complexity and time required for clinical system implementations, which slow the rate at which the related revenue is recognized. On a year-to-date basis, Provider Technologies segment revenues increased primarily reflecting greater demand for our clinical application offerings.

     Gross Profit:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2004	2003	Change		2004	2003	Change
Gross Profit
Pharmaceutical Solutions	$431.8	$508.9	(15)%		$992.2	$1,027.1	(3)%
Medical-Surgical Solutions	161.9	151.3	7		320.6	297.3	8
Provider Technologies	141.3	151.5	(7)		274.2	273.8	—

Total	$735.0	$811.7	(9)		$1,587.0	$1,598.2	(1)

Gross Profit Margin
Pharmaceutical Solutions	2.28%	3.22%	(94	) bp	2.67%	3.28%	(61	) bp
Medical-Surgical Solutions	22.69	21.13	156		22.57	20.85	172
Provider Technologies	46.48	48.65	(217)		45.42	47.04	(162)
Total	3.69	4.83	(114)		4.06	4.79	(73)

     Gross profit for the second quarter and first half of 2005 decreased 9% and 1%. As a percentage of revenues, gross profit margin decreased 114 basis points to 3.69% for the second quarter of 2005 and 73 basis points to 4.06% for the first half of 2005 primarily reflecting a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments, as well as a decline in this segment’s gross margin. Gross profit margin increased in our Medical-Surgical Solutions segment primarily due to a higher proportion of revenues being derived from our alternate site sector, which has higher margins relative to the segment’s other sectors. Gross profit margin declined in our Provider Technologies segment primarily reflecting a lower proportion of software and software systems revenues, which have higher margins relative to the segment’s other revenues.

     During the second quarter and first half of 2005, gross margin for our Pharmaceutical Solutions segment was impacted by:

•	lower manufacturer price increases in the second quarter of 2005 for U.S. pharmaceutical products. While the magnitude of price increases that have been realized this year is comparable to the prior year, the number of volume-weighted U.S. pharmaceutical price increases in the second quarter of 2005 was at the lowest level since the second quarter of 2001.

We have been actively working with manufacturers to restructure our distribution agreements to ensure that we are appropriately compensated for the services we provide and reduce our dependency on price inflation-based compensation. With many agreements already signed, we intend to substantially complete the process by our goal of the fiscal year end, March 31, 2005. While these new fee-for-service agreements are beginning to be used by certain manufacturers, our compensation from the largest manufacturers will likely continue to be highly dependent on the level and timing of price increases through the end of fiscal 2005,

McKESSON CORPORATION

FINANCIAL NOTES REVIEW (Continued)
(Unaudited)

•	certain types of vendor product incentives and sources of supply, such as certain inventory purchases in the secondary market, are no longer available at historical levels to the major distributors, which has the impact of reducing gross margins. Much of this change results from the manufacturers’ desire to limit the amount of inventory in the wholesale channel,

•	lower selling margins within our U.S. Pharmaceutical distribution business which reflect competitive pricing pressure, and a higher proportion of revenues attributed to institutional customers,

•	partially offsetting the above decreases, the benefit of increased sales of generic drugs with higher margins,

•	a higher proportion of supplier cash discounts to revenues reflecting a change in customer mix, and

•	a last-in, first-out (“LIFO”) inventory credit of $10.0 million, reflecting the lower number of volume-weighted U.S. Pharmaceutical price increases in the second quarter of 2005 and our expectation of a LIFO credit for the full fiscal year.

     During the first half of 2005, gross profit for our Pharmaceutical Solutions segment was also impacted by a reduction in cost of sales due to a receipt of $41.2 million of cash proceeds representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

     Our Pharmaceutical Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on gross profit. The practice in the Pharmaceutical Solutions distribution business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years.

     Operating Expenses and Other Income:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2004	2003	Change		2004	2003	Change
Operating Expenses
Pharmaceutical Solutions	$286.9	$294.0	(2)%		$562.3	$553.1	2%
Medical-Surgical Solutions	145.1	126.6	15		276.2	248.0	11
Provider Technologies	124.8	118.5	5		244.6	238.2	3
Corporate	49.4	45.5	9		114.3	80.2	43

Total	$606.2	$584.6	4		$1,197.4	$1,119.5	7

Operating Expenses as a Percentage of Revenue
Pharmaceutical Solutions	1.52%	1.86%	(34	) bp	1.52%	1.77%	(25	) bp
Medical-Surgical Solutions	20.34	17.68	266		19.44	17.39	205
Provider Technologies	41.05	38.05	300		40.52	40.92	(40)
Total	3.04	3.48	(44)		3.06	3.36	(30)
Other Income, Net
Pharmaceutical Solutions	$5.8	$6.8	(15)%		$11.3	$12.7	(11)%
Medical-Surgical Solutions	0.7	0.6	17		1.7	1.8	(6)
Provider Technologies	2.7	4.2	(36)		3.9	6.3	(38)
Corporate	5.8	3.5	66		13.0	6.2	110

Total	$15.0	$15.1	(1)		$29.9	$27.0	11

     Operating expenses increased 4% to $606.2 million in the second quarter of 2005 and 7% to $1,197.4 million in the first half of 2005. As a percentage of revenues, operating expenses decreased 44 and 30 basis points to 3.04% and 3.06% for the second quarter and first half of 2005. Increases in operating expense dollars were primarily due to additional costs to support our sales volume growth, including expenses from the recently acquired MMC

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)
(Unaudited)

business, incremental shareholder litigation costs and $7.4 million of other litigation reserves. In addition, operating expenses for the first half of 2005 included approximately $12 million of settlement charges pertaining to a non-qualified pension plan. In 2004, operating expenses included a $30.0 million bad debt provision, $9.8 million in severance charges and a credit of $19.7 million pertaining to the reversal of our customer settlement reserves due to favorable settlements and negotiations with affected customers. Operating expenses for the six months ended September 30, 2003 also benefited from an $8.5 million gain on the sale of a surplus property. As a percentage of revenues, operating expenses decreased primarily due to the leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations within our Pharmaceutical Solutions segment. Other income approximated that of the prior year.

     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2004	2003	Change		2004	2003	Change
Segment Operating Profit (1)
Pharmaceutical Solutions	$150.7	$221.7	(32)%		$441.2	$486.7	(9)%
Medical-Surgical Solutions	17.5	25.3	(31)		46.1	51.1	(10)
Provider Technologies	19.2	37.2	(48)		33.5	41.9	(20)

Total	187.4	284.2	(34)		520.8	579.7	(10)
Corporate Expenses	(43.6)	(42.0)	4		(101.3)	(74.0)	37
Interest Expense	(30.2)	(30.0)	1		(59.8)	(59.8)	—

Income Before Income Taxes	$113.6	$212.2	(46)		$359.7	$445.9	(19)

Segment Operating Profit Margin
Pharmaceutical Solutions	0.80%	1.40%	(60	) bp	1.19%	1.55%	(36	) bp
Medical-Surgical Solutions	2.45	3.53	(108)		3.24	3.58	(34)
Provider Technologies	6.32	11.95	(563)		5.55	7.20	(165)

(1) Segment operating profit includes gross profit, net of operating expenses and other income for our three business segments.

     Operating profit as a percentage of revenues decreased in our Pharmaceutical Solutions segment primarily reflecting a decline in gross margins, offset in part by favorable leveraging of the segment’s fixed cost infrastructure and productivity improvements in back-office and field operations. In addition, results for 2004 include a $30.0 million bad debt provision for a customer which filed for bankruptcy.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues decreased primarily reflecting an increase in gross profit margins offset by a higher proportion of operating expenses. Operating expenses increased in both dollars as well as a percentage of revenues primarily due to the acquisition of MMC, $7.4 million of litigation reserves, as well as a higher proportion of costs incurred to serve the segment’s alternate site customers, which have a higher cost-to-serve ratio than the segment’s other customers. During the third quarter of 2005, the segment anticipates completing an evaluation of its distribution center network as a result of its MMC acquisition. Costs incurred in connection with the distribution network restructuring plan will either be expensed or treated as part of the acquisition cost depending upon the nature of such amounts.

     Provider Technologies segment’s operating profit as a percentage of revenues decreased primarily reflecting a decrease in gross profit margin. In addition, operating profit for 2004 benefited from a reversal of $19.7 million of customer settlement reserves due to favorable settlements and continued negotiations with affected customers. This benefit was partially offset by severance charges of $9.8 million primarily in the segment’s international business.

     Corporate expenses, including other income, increased primarily reflecting $5.2 million for the quarter and $12.1 million for the first half of legal costs due to accelerating activity in our pending securities litigation, and for the six months ended September 30, 2004, approximately $12 million of settlement charges pertaining to a non-qualified pension plan. During the first half of 2005, we made several lump sum cash payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with accounting standards, additional charges for settlements associated with lump sum payments of pension obligations were expensed in the period in which the payments were made. Accordingly, expenses for the first half of 2005 include charges associated with these payments. In addition, expenses for the first half of 2004 benefited from an $8.5 million gain pertaining to the sale of a surplus property.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(Unaudited)

     Interest Expense: Interest expense in 2005 approximated that of the prior comparable periods as the benefit of lower average borrowings were almost fully offset by increases in our effective interest rate.

     Income Taxes: For the quarters ended September 30, 2004 and 2003, the Company’s effective income tax rates were 24.2% and 26.2%. Income tax expense for the second quarter of 2005 reflects a $6.4 million income tax benefit which was primarily due to a reduction of a portion of a valuation allowance related to state income tax net operating loss carryforwards. We believe it is more likely than not that the income tax benefit from a portion of these state net operating loss carryforwards will now be realized. In addition, the Company’s effective income tax rate benefited from a higher proportion of income being attributable to foreign countries that have lower income tax rates. Income tax expense for the second quarter of 2004 includes an income tax benefit of $15.3 million relating to favorable tax settlements with the U.S. Internal Revenue Service. These settlements pertain to amended tax returns for the years ended December 31, 1997 and 1998 filed by our subsidiary, McKesson Information Solutions LLC, formerly known as HBO & Company. The benefit of these tax assets was not previously recognized by the Company.

     For the first half of 2005 and 2004, the Company’s effective income tax rates were 30.6% and 30.0%. Income tax expense for the first half of 2005 also reflects a business that we sold for net cash proceeds of $12.3 million. The disposition resulted in a pre-tax loss of $1.1 million and an after-tax loss of $4.6 million. The after-tax loss on the disposition was the result of a lower tax adjusted cost basis for the business. Partially offsetting the tax impact of this disposition, a net income tax benefit of $2.2 million relating to favorable tax settlements and adjustments was recorded.

     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 300.0 million and 300.3 million for the second quarters of 2005 and 2004 and 300.1 million and 299.2 million for the six months ended September 30, 2004 and 2003.

Financial Condition, Liquidity, and Capital Resources

     Operating activities provided cash of $382.0 million during the first half of 2005, compared to utilizing $298.3 million during the comparable prior year period. Improvement in cash flows from operations reflects improved collections in receivables, including the prompt payment terms of our new customer, the Department of Veterans Affairs, improved inventory management, and extended payment terms received from certain manufacturers.

     Investing activities utilized cash of $155.6 million and $65.8 million during the first half of 2005 and 2004. The increased usage in 2005 primarily reflects a payment of approximately $37 million for the acquisition of MMC as well as greater issuances of notes receivable. During the first half of 2005, we converted a $40.0 million customer credit facility guarantee to a note receivable due from this customer. Increases in cash usage were partially offset by a decrease in expenditures for capitalized software and the proceeds from the sale of a business.

     Financing activities provided cash of $61.8 million and $103.7 million in the first half of 2005 and 2004. Financing activities for 2005 include an incremental $31.2 million from common stock issuances primarily resulting from an increase in employees’ exercises of stock options. 2004 financing activities included the use of $75.3 million for stock repurchases and $135.0 million of proceeds from short-term borrowings.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(Unaudited)

Selected Measures of Liquidity and Capital Resources

	September 30,	March 31,
(Dollars in millions)	2004	2004
Cash, cash equivalents and marketable securities	$1,005.4	$717.8
Working capital	3,904.7	3,587.9
Debt net of cash, cash equivalents and marketable securities	460.9	766.8
Debt to capital ratio (1)	21.0%	22.3%
Net debt to net capital employed (2)	7.7	12.9
Return on stockholders’ equity (3)	11.3	13.4

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as the sum of net income for the last four quarters, divided by the average of stockholders’ equity for the last five quarters.

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

     We reduced our ratio of net debt to net capital employed as growth in our operating income was in excess of the growth in working capital and other investments needed to fund increases in revenue, which is reflected in increases in cash and cash equivalents and stockholders’ equity.

Credit Resources

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. In September 2004, we entered into a $1.3 billion five-year, senior unsecured revolving credit facility. Borrowings under the new credit facility bear interest at a fixed base rate, or a floating rate based on the British Banker’s Association LIBOR rate or a Eurodollar rate. Effective as of the closing date of the new credit facility agreement, we terminated the commitments under our existing $550 million, three-year revolving credit facility that would have expired in September 2005, as well as our $650 million, 364-day credit facility that would have expired on September 28, 2004.

     We also have a $1.4 billion revolving receivables sale facility, which was renewed in June 2004, the terms of which are substantially similar to those previously in place with the exception that the facility was increased by $300.0 million. This facility expires in June 2005. At September 30, 2004 and at March 31, 2004, no amounts were outstanding or utilized under any of the Company’s credit facilities.

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of any debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At September 30, 2004, this ratio was 21.0% and we were in compliance with our other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates currently available.

     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

(Unaudited)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Company made no share repurchases during the quarter and the six months ended September 30, 2004. The dollar value of shares that may yet be purchased under our currently authorized share repurchase program is approximately $209 million.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on July 28, 2004. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.

     The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve for a three-year term. The vote was as follows:

	Votes For	Votes Withheld
John H. Hammergren	257,368,725	8,258,191
M. Christine Jacobs	231,698,249	33,928,667
Robert W. Matschullat	259,656,704	5,970,212

     The term of the following directors continued after the meeting:

Wayne A. Budd	Alton F. Irby III
Marie L. Knowles	David M. Lawrence, M.D.
James V. Napier	Jane E. Shaw
Richard F. Syron

McKESSON CORPORATION

The proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the year ending March 31, 2005 received the following vote:

Votes For	Votes Against	Votes Abstained
259,913,729	3,873,995	1,839,192

Item 6. Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: November 1, 2004

By /s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

By /s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller