Form 10-Q
period 2004-12-31
MCKESSON CORP
filed 2005-02-01
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☒   No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2004
Common stock, $0.01 par value	295,198,740 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2004	2004
ASSETS
Current Assets
Cash and cash equivalents	$1,032.9	$708.0
Marketable securities	8.9	9.8
Receivables, net	5,615.6	5,418.8
Inventories	8,316.7	6,735.1
Prepaid expenses and other	335.3	132.5

Total	15,309.4	13,004.2

Property, Plant and Equipment, net	612.0	599.9
Capitalized Software Held for Sale	130.1	129.4
Notes Receivable	160.1	172.2
Goodwill and Other Intangibles	1,514.0	1,490.2
Other Assets	958.6	844.3

Total Assets	$18,684.2	$16,240.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$8,821.7	$7,362.1
Deferred revenue	610.7	503.2
Current portion of long-term debt	259.9	274.8
Securities Litigation	1,200.0	—
Other	1,155.8	1,276.2

Total	12,048.1	9,416.3

Postretirement Obligations and Other Noncurrent Liabilities	509.6	448.8
Long-Term Debt	1,201.8	1,209.8

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: 800.0; shares issued: December 31, 2004 - 302.0 and March 31, 2004 - 297.1	3.0	3.0
Additional paid-in capital	2,203.3	2,047.1
Other capital	(39.8)	(43.2)
Retained earnings	2,952.4	3,420.6
Accumulated other comprehensive income (loss)	37.5	(15.6)
ESOP notes and guarantees	(36.2)	(52.5)
Treasury shares, at cost, December 31, 2004 and March 31, 2004 - 6.8	(195.5)	(194.1)

Total Stockholders’ Equity	4,924.7	5,165.3

Total Liabilities and Stockholders’ Equity	$18,684.2	$16,240.2

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$20,781.9	$18,231.9	$59,902.8	$51,566.2
Cost of Sales	19,941.3	17,476.4	57,475.2	49,212.5

Gross Profit	840.6	755.5	2,427.6	2,353.7

Operating Expenses	606.0	571.0	1,803.4	1,690.5
Securities Litigation Charge	1,200.0	—	1,200.0	—

Total Operating Expenses	1,806.0	571.0	3,003.4	1,690.5

Operating Income (Loss)	(965.4)	184.5	(575.8)	663.2

Interest Expense	(30.6)	(30.2)	(90.4)	(90.0)

Other Income, Net	15.8	9.7	45.7	36.7

Income (Loss) Before Income Taxes	(980.2)	164.0	(620.5)	609.9
Income Taxes	314.8	(43.8)	204.8	(177.6)

Net Income (Loss)	$(665.4)	$120.2	$(415.7)	$432.3

Earnings (Loss) Per Common Share
Diluted	$(2.26)	$0.41	$(1.42)	$1.46
Basic	$(2.26)	$0.41	$(1.42)	$1.49

Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.18

Weighted Average Shares
Diluted	293.8	298.7	292.7	299.0
Basic	293.8	290.2	292.7	290.0

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Operating Activities
Net income (loss)	$(415.7)	$432.3
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation	83.1	73.8
Amortization	102.7	91.5
Provision for bad debts	17.5	54.3
Securities Litigation charge, net of deferred tax benefit	810.0	—
Deferred taxes on income	32.0	139.2
Other non-cash items	(6.0)	(21.4)

Total	623.6	769.7

Effects of changes in:
Receivables	(220.6)	(710.3)
Inventories	(1,534.6)	(1,047.2)
Drafts and accounts payable	1,396.2	617.9
Deferred revenue	106.5	81.7
Taxes	57.1	(1.6)
Proceeds from sale of notes receivable	59.3	42.2
Other	46.6	5.5

Total	(89.5)	(1,011.8)

Net cash provided (used) by operating activities	534.1	(242.1)

Investing Activities
Property acquisitions	(90.9)	(71.6)
Capitalized software expenditures	(93.2)	(131.0)
Acquisitions of businesses, less cash and cash equivalents acquired	(85.7)	(45.6)
Proceeds from sale of business	12.3	—
Other	(22.8)	16.4

Net cash used by investing activities	(280.3)	(231.8)

Financing Activities
Proceeds from issuance of debt	—	217.6
Repayment of debt	(17.6)	(10.7)
Capital stock transactions
Issuances	117.1	81.8
Share repurchases	—	(115.3)
ESOP notes and guarantees	16.4	9.1
Dividends paid	(52.7)	(52.3)
Other	7.9	22.2

Net cash provided by financing activities	71.1	152.4

Net increase (decrease) in cash and cash equivalents	324.9	(321.5)
Cash and cash equivalents at beginning of period	708.0	522.0

Cash and cash equivalents at end of period	$1,032.9	$200.5

See Financial Notes

McKESSON CORPORATION

FINANCIAL NOTES
(Unaudited)

1. Significant Accounting Policies

     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2004, and the results of operations for the quarters and nine months ended December 31, 2004 and 2003 and cash flows for the nine months ended December 31, 2004 and 2003.

     The results of operations for the quarters and nine months ended December 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2004 consolidated financial statements previously filed with the Securities and Exchange Commission (“SEC”). As described in our Annual Report on Form 10-K for the year ended March 31, 2004, we reorganized our businesses on April 1, 2004. This reorganization resulted in changes to our reporting segments. On April 29 and 30, 2004, we provided financial information about this reorganization, as it relates to prior periods, in a Form 8-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     In January 2004, the FASB issued Financial Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) allows employers that sponsor a postretirement plan providing a qualifying or eligible prescription drug benefit to receive a federal subsidy. As permitted by FSP No. 106-1, we elected to defer recognizing the effects of the Act until authoritative guidance on accounting for the new subsidy was issued. In May 2004, the FASB issued FSP No. FAS 106-2 which provides accounting guidance for this new subsidy. Management has concluded that the prescription drug benefits provided to our Medicare-eligible retirees are actuarially equivalent based on the current interpretation of the guidance included in the Act and accordingly, the Company adopted the provisions of FSP No. 106-2 in the second quarter of 2005. The expected subsidy had the effect of reducing the Company’s accumulated postretirement benefit obligation by approximately $19 million. This reduction is recognized as an actuarial gain and will be amortized over three years. The expected subsidy will result in a reduction in interest cost of approximately $1 million in 2005. As required by the FSP, the Company recognized reductions in postretirement benefit expense of $3.7 million in the second quarter, including amounts attributable to the first quarter, and $1.8 million in the third quarter of 2005.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting guidance included in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. SFAS No. 151 is effective for inventory costs incurred during 2007. We are currently assessing the impact of SFAS No. 151 on our consolidated financial statements; however, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Compensation,” which requires the recognition of cost resulting from transactions in which the Company acquires goods and services by issuing its shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-based payment transactions with both employees and nonemployees. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. SFAS No. 123(R) is effective for all awards of share-based payments granted, modified, or cancelled after June 15, 2005. In addition, compensation cost for the unvested portion of awards issued prior to and outstanding as of June 15, 2005 would continue to be recognized at the grant-date fair value as the remaining requisite service is rendered. We are currently assessing the impact of SFAS No. 123(R) on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires the measurement based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

exchange. This standard is effective for nonmonetary asset exchanges occurring in 2007. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 is effective immediately and clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, “Accounting for Income Taxes,” no earlier than the year in which the deduction is reported on the tax return. We are currently evaluating whether such deduction may be available to us and its impact on our consolidated financial statements. We anticipate that we will recognize the tax benefit of such deductions, if any, beginning in 2006.

     In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and their impact on our consolidated financial statements. We do not expect to complete this evaluation before the end of 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500 million. The related potential range of income tax is between zero and $27.7 million.

     Employee Stock-Based Compensation. We account for our employee stock-based compensation plans using the intrinsic value method under APB Opinion No. 25 and apply the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Had compensation cost for our employee stock-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2004	2003	2004	2003

Net income (loss), as reported	$(665.4)	$120.2	$(415.7)	$432.3
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income (loss)	1.6	1.6	4.6	4.4
SFAS No. 123 expense	(15.5)	(24.8)	(38.6)	(75.3)

Pro forma net income (loss)	$(679.3)	$97.0	$(449.7)	$361.4

Earnings (loss) per share:
Diluted – as reported	$(2.26)	$0.41	$(1.42)	$1.46
Diluted – pro forma	(2.31)	0.33	(1.54)	1.22
Basic – as reported	(2.26)	0.41	(1.42)	1.49
Basic – pro forma	(2.31)	0.33	(1.54)	1.25

     SFAS No. 123 compensation expense, as indicated in the above table, decreased in the quarter and nine months ended December 31, 2004, compared to the same periods a year ago. The decrease is primarily attributable to accelerated vesting of substantially all unvested stock options outstanding during the fourth quarter of 2004. SFAS No. 123 compensation expense is typically amortized over the related vesting period; as a result, these fully vested stock options did not impact the expense during the quarter and the nine months ended December 31, 2004. Partially offsetting this decrease, during the first quarter of 2005, we granted 6.0 million stock options that vest on or

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

before March 31, 2005 and have a seven year term. Historically, options granted by the Company generally vest over four years and have a term of ten years.

     The Compensation Committee of the Company’s Board of Directors (the “Board”) approved the accelerated vesting in 2004 and the shorter vesting period for certain 2005 stock option grants for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R). As disclosed in Note 1, SFAS No. 123(R), when adopted by us in the second quarter of 2006, requires us to recognize the effect of applying the fair-value method to the unvested stock options outstanding at the grant-date fair value as the remaining requisite service is rendered. The pro forma disclosure using the fair-value method required under SFAS No. 123 will be prospectively eliminated. Accordingly, SFAS No. 123 expense of approximately $117 million (after-tax) for the stock option grants that received accelerated vesting will not be recognized in our earnings after SFAS 123(R) is adopted.

2. Acquisitions and Divesture

     In November 2004, we invested $37.7 million in return for a 79.7% interest in Pahema, S.A. de C.V. (“Pahema”), a Mexican holding company. Two additional investors, owners of approximately 30% of the outstanding shares of Nadro S.A. de C.V. (“Nadro”) (collectively, “investors”), contributed $9.6 million for the remaining interest in Pahema. In December 2004, Pahema completed a 6.50 Mexican Pesos per share, or approximately $164 million, tender offer for approximately 284 million shares (or approximately 46%) of the outstanding publicly held shares of common stock of Nadro. Pahema financed the tender offer utilizing the cash contributed by us and the investors, and borrowings totaling 1.375 billion Mexican Pesos, in the form of two notes with Mexican financial institutions. Prior to the tender offer, the Company owned approximately 22% of the outstanding common shares of Nadro. During the first half of calendar 2006, we expect to merge Pahema into Nadro and the common stock of Pahema will be exchanged for the common stock of Nadro. After the completion of the merger, we anticipate we will own approximately 48% of Nadro.

     In the first quarter of 2005, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of approximately $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $22 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of MMC’s operations have been included in the condensed consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.

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

     During the nine months ended December 31, 2004, we sold a business for net cash proceeds of $12.3 million. The disposition resulted in a pre-tax loss of $1.1 million and an after-tax loss of $4.6 million. Financial results of this business were included in our Pharmaceutical Solutions segment and were not material to our condensed consolidated financial statements.

3. Contract Losses

     As disclosed in our annual report on Form 10-K for the year ended March 31, 2004, we recorded a $51.0 million provision for expected losses to fulfill our obligations on five multi-year contracts in our Provider Technologies segment’s international business in 2003.

     During the third quarter of 2004, the Company and a customer decided to exit one contract and had commenced discussions to mutually terminate the contract and negotiate settlement terms and conditions, and as a result, we recorded an incremental $20.0 million contract loss provision. In the fourth quarter of 2004, we reduced our accrued

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

contract loss provision by $15.2 million primarily to reflect the final terms and conditions of our termination agreement with this customer.

4. Restructuring Activities

     We recorded net reductions in restructuring reserves of $0.7 million and net charges from restructuring activities of $0.4 million for the quarter and the nine months ended December 31, 2004. The net reductions primarily related to adjustments for prior years’ restructuring plans due to changes in estimated costs to complete these activities.

     The following table summarizes restructuring activities for the nine months ended December 31, 2004:

	Pharmaceutical		Medical-Surgical		Provider
	Solutions		Solutions		Technologies		Corporate
		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Total

Balance, March 31, 2004	$0.4	$5.2	$1.7	$1.9	$0.2	$1.9	$10.5	$21.8
Current year expenses	—	0.2	0.7	—	—	—	—	0.9
Adjustments to prior years’ expenses	—	0.4	(0.2)	(0.2)	(0.1)	(0.4)	—	(0.5)

Net expense for the period	—	0.6	0.5	(0.2)	(0.1)	(0.4)	—	0.4
Liabilities related to the MMC acquisition	—	—	4.0	—	—	—	—	4.0
Cash expenditures	(0.3)	(2.4)	(2.6)	(0.5)	—	(0.4)	(9.8)	(16.0)

Balance, December 31, 2004	$0.1	$3.4	$3.6	$1.2	$0.1	$1.1	$0.7	$10.2

     Accrued restructuring liabilities are included in other liabilities in the accompanying condensed consolidated balance sheets. In connection with the April 2004 acquisition of MMC, we recorded $4.0 million of liabilities for employee severance costs. These costs have been recognized as liabilities assumed in the purchase price of MMC.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Provider Technologies segment. Customer settlement allowances, which are included as a reduction of accounts receivable in the accompanying condensed consolidated balance sheets, were reduced by $1.0 million in non-cash settlements during the first nine months of 2005 to $5.2 million at December 31, 2004 from $6.2 million at March 31, 2004. Total cash and non-cash settlements of $45.3 million and $96.0 million have been incurred since the inception of this restructuring plan. Non-cash settlements represent write-offs of customer receivables. There have been no significant offsetting changes in estimates that increased the provision for customer settlements. During the nine months ended December 31, 2003, $19.7 million of the allowance was reversed into operating expenses due to favorable settlements and continued negotiations with affected customers. At March 31, 2004, we substantially completed our negotiations with the affected customers. As a result, we do not anticipate additional significant increases to the allowance for customer settlements. However, as settlement negotiations with the remaining customers are finalized, additional adjustments to the reserve may be necessary.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

5. Pension and Other Postretirement Benefit Plans

     The following table provides the components of the net periodic expense for the Company’s defined benefit pension and postretirement plans:

	Quarter Ended December 31,				Nine Months Ended December 31,
	Pension		Postretirement		Pension		Postretirement
(In millions)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost — benefits earned during the period	$1.4	$1.6	$0.5	$0.5	$4.2	$4.8	$1.5	$1.5
Interest cost on projected benefit obligation	6.4	6.8	2.7	2.9	19.2	20.4	8.0	8.7
Expected return on assets	(7.4)	(6.4)	—	—	(22.2)	(19.2)	—	—
Amortization of unrecognized loss and prior service costs	2.2	3.0	5.5	5.8	6.5	9.0	16.5	17.4
Immediate recognition of pension cost	0.6	—	—	—	1.4	—	—	—
Settlements and other	—	—	—	—	16.6	—	—	—

Net periodic expense	$3.2	$5.0	$8.7	$9.2	$25.7	$15.0	$26.0	$27.6

     As described in Note 1, we adopted the provisions of FSP No. FAS 106-2 in the second quarter of 2005. The expected Medicare subsidy had the effect of reducing the Company’s accumulated postretirement benefit obligation by approximately $19 million. This reduction is recognized as an actuarial gain and amortized over three years. The expected subsidy results in a reduction in interest cost of approximately $1 million in 2005. As required by the FSP, the Company recognized reductions in postretirement benefit expense of $3.7 million in the second quarter, including amounts attributable to the first quarter, and $1.8 million in the third quarter of 2005.

     During the first quarter of 2005, we made several lump sum payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” approximately $12 million in settlement charges associated with these payments were expensed in the first quarter of 2005. Substantially all of this expense was recorded in the Corporate segment.

6. Income Taxes

     During the third quarter of 2005, we recorded an income tax benefit of $390 million for the Securities Litigation described in more detail in Note 12. We believe the settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and the Company expects challenges from the appropriate taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. Accordingly, we have provided a reserve of $85 million for future resolution of these uncertain tax matters. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve. During the third quarter of 2005, we also recorded a $4.9 million income tax expense arising primarily from settlements and adjustments with various taxing authorities.

     During the nine months ended December 31, 2004, a $6.4 million income tax benefit was recorded primarily due to a reduction of a portion of a valuation allowance related to state income tax net operating loss carryforwards. We believe that the income tax benefit from a portion of these state net operating loss carryforwards will now be realized. In addition, we sold a business for net cash proceeds of $12.3 million. The disposition resulted in a pre-tax loss of $1.1 million and an after-tax loss of $4.6 million. The after-tax loss on the disposition was the result of a lower tax adjusted cost basis for the business. Financial results for this business were included in our Pharmaceutical Solutions segment and were not material to our condensed consolidated financial statements. Partially offsetting the tax impact of this disposition, a net income tax benefit of $2.2 million relating to favorable tax settlements and adjustments was recorded.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

     During the third quarter of 2004, we recorded a $7.9 million income tax benefit arising from settlements and adjustments with various taxing authorities. The nine months ended December 31, 2003 also reflect a $15.3 million income tax benefit relating to favorable tax settlements with the U.S. Internal Revenue Service. This benefit, which was not previously recognized by the Company, resulted from the filing of amended tax returns by our subsidiary McKesson Information Solutions LLC (formerly known as HBO & Company (“HBOC”)) for the years ended December 31, 1997 and 1998.

     As discussed in Note 1, on October 22, 2004, the AJCA was signed into law. The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas”, and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently analyzing the effects of the repatriation provision and their impact on our consolidated financial statements. We do not expect to complete such evaluation before the end of 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500 million. The related potential range of income tax is between zero and $27.7 million.

7. Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For 2005, because of the reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2004	2003	2004	2003

Net income (loss)	$(665.4)	$120.2	$(415.7)	$432.3
Interest expense on convertible junior subordinated debentures, net of tax benefit	—	1.5	—	4.6

Net income (loss) — diluted	$(665.4)	$121.7	$(415.7)	$436.9

Weighted average common shares outstanding:
Basic	293.8	290.2	292.7	290.0
Effect of dilutive securities:
Options to purchase common stock	—	2.7	—	3.1
Convertible junior subordinated debentures	—	5.4	—	5.4
Restricted stock	—	0.4	—	0.5

Diluted	293.8	298.7	292.7	299.0

Earnings (loss) per common share:
Basic	$(2.26)	$0.41	$(1.42)	$1.49
Diluted	$(2.26)	$0.41	$(1.42)	$1.46

     For the quarter and nine months ended December 31, 2003, approximately 38 million stock options were excluded from the above computations of diluted net earnings per share as their exercise price was higher than the Company’s average stock price.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

8. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the nine months ended December 31, 2004 are as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2004	$297.7	$725.2	$382.9	$1,405.8
Goodwill acquired	1.2	22.2	4.2	27.6
Sale of business	(10.3)	—	—	(10.3)
Translation adjustments	1.3	—	8.9	10.2

Balance, December 31, 2004	$289.9	$747.4	$396.0	$1,433.3

     Information regarding other intangibles is as follows:

	December 31,	March 31,
(In millions)	2004	2004

Customer lists	$101.2	$92.9
Technology	65.4	61.2
Trademarks and other	25.0	23.8

Total other intangibles, gross	191.6	177.9
Accumulated amortization	(110.9)	(93.5)

Total other intangibles, net	$80.7	$84.4

     Amortization expense of other intangibles was $5.8 million and $17.4 million for the quarter and nine months ended December 31, 2004 and $5.5 million and $15.2 million for the comparable prior year periods. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at December 31, 2004 were: 8 years, 4 years and 5 years. Estimated annual amortization expense of these assets is as follows: $21.4 million, $16.6 million, $16.1 million, $12.7 million and $6.2 million for 2005 through 2009, and $8.9 million thereafter. At December 31, 2004, there were $16.2 million of other intangibles not subject to amortization.

9. Financing Activities

     In September 2004, we entered into a $1.3 billion five-year, senior unsecured revolving credit facility. Borrowings under the new credit facility bear interest at a fixed base rate, or a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. Effective as of the closing date of the new credit facility agreement, we terminated the commitments under a $550 million, three-year revolving credit facility that would have expired in September 2005 and a $650 million, 364-day credit facility that would have expired on September 28, 2004.

     In June 2004, we renewed our committed revolving receivables sale facility under substantially similar terms to those previously in place, with the exception that the facility was increased by $300.0 million to $1.4 billion. The renewed facility expires in June 2005.

     At December 31, 2004 and March 31, 2004, no amounts were outstanding or utilized under any of the facilities. In addition, in 2005 and 2004, we sold customer lease receivables for cash proceeds of $59.3 million and $42.2 million. The sales of these receivables resulted in pre-tax gains of $1.3 million in 2005 and $3.0 million in 2004, which are included in Other Income, Net in the condensed consolidated statements of operations.

10. Convertible Junior Subordinated Securities

     In February 1997, we issued 5% Convertible Junior Subordinated Debentures (the “Debentures”) in an aggregate principal amount of $206,186,000. The Debentures, which are included in long-term debt, mature on June 1, 2027, bearing interest at an annual rate of 5%, payable quarterly, and are currently redeemable by us at 101.5% of

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

the principal amount. The Debentures were purchased by the Trust, which is wholly owned by the Company, with proceeds from its issuance of four million shares of preferred securities to the public and 123,720 common securities to us. These preferred securities are convertible at the holder’s option into the Company’s common stock. The Debentures represent the sole assets of the Trust.

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

11. Financial Guarantees and Warranties

Financial Guarantees

     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian customers), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At December 31, 2004, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $173.6 million and $11.8 million, of which a nominal amount has been accrued.

     During the second quarter of 2004, one of our Pharmaceutical Solutions customers announced its bankruptcy. Accordingly, we reviewed all amounts owed to us from this customer as well as financial guarantees provided to third parties in favor of this customer, and as a result, we increased our provision for doubtful accounts by $30.0 million. During the first quarter of 2005, we converted a $40.0 million credit facility guarantee in favor of this customer, who had recently emerged from bankruptcy, to a note receivable due from this customer. The amount due under the note receivable from this customer was approximately $36 million at December 31, 2004. The secured note bears interest and is repayable in various installments through 2007.

     At December 31, 2004, we had commitments of $9.6 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.

     In addition, our banks and insurance companies have issued $83.9 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

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

12. Other Commitments and Contingent Liabilities

     In our annual report on Form 10-K for the year ended March 31, 2004, and in our quarterly reports on Form 10-Q for the quarters ended June 30, 2004, and September 30, 2004, we reported on numerous legal proceedings including, but not limited to, those arising out of our announcement on April 28, 1999, regarding accounting improprieties at HBOC, now known as McKesson Information Solutions LLC (the “Securities Litigation”). Significant developments since the date of our quarterly report on Form 10-Q for the quarter ended September 30, 2004 were as follows:

     I. Securities Litigation

     On January 12, 2005, we announced that we had reached an agreement to settle the previously reported action captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we will pay the settlement class a total of $960 million in cash. Plaintiffs’ attorneys’ fees, in an amount yet to be determined, will be deducted from the settlement amount prior to payments to class members. The parties have agreed on the terms of a stipulation of settlement and are finalizing the exhibits to the stipulation before submitting it to the United States District Court (the “Court”) for the Northern District of California. The settlement agreement is subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class, and final approval by the Court after a hearing. No date has been established for a hearing on preliminary or final approval of the settlement.

     Other than the Consolidated Action, none of the previously reported Securities Litigation has been resolved by the settlement described in the preceding paragraph. During the third quarter of 2005, we established a reserve of $240 million, which the Company believes will be adequate to address its remaining potential exposure with respect to all other previously reported Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve.

     On December 20, 2004, the Delaware Court of Chancery (the “Delaware Court”) issued a decision on the defendants’ motions to dismiss in the previously disclosed derivative action captioned Saito v. McCall, et. al. As previously reported, the Company is a nominal defendant to this action, and would not be financially liable for any

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

monetary judgment in this action. Also as previously reported, the Company and other defendants moved to dismiss all of the claims on various grounds. The Delaware Court dismissed all claims against all defendants, except that the Delaware Court stayed (in favor of the Consolidated Action) the claim against the pre-merger McKesson directors based on alleged breaches of fiduciary duty arising out of the allegedly material false proxy statement issued in connection with the merger, and the Delaware Court denied the defendants’ motion to dismiss the claim against certain post-merger directors of McKesson for alleged failures to exercise oversight of the Company’s accounting practices from January 12, 1999 through April 28, 1999, leaving a single claim to be litigated in the Delaware Court. Pursuant to a stipulation and order entered by the court on January 10, 2005, the defendants must file an answer to the fourth amended complaint by January 31, 2005. No trial date has been set.

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

     To date, there have been delays to this contract which have caused increased costs and a decrease in the amount of time in which we can earn revenues. These delays have adversely impacted the contract’s projected profitability and no material revenue has yet been recognized on this contract. As of December 31, 2004, our consolidated balance sheet includes an investment of approximately $94 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. While we believe it is likely that we can deliver and operate an acceptable system and recover our investment in this contract, we are currently negotiating with the NHS to amend certain key terms and conditions in the contract, and there is no certainty we will agree on an updated implementation plan. Our goal is to complete this negotiation by the end of fiscal 2005. However, the timing and the outcome of these negotiations is uncertain and failure to reach agreement on an updated implementation plan and amend certain key contract terms and conditions, and/or further delays in the implementation may result in losses that could be material. Even if we agree on amended contract terms and conditions and an updated implementation plan, it is possible that the terms of that agreement may result in the impairment of our net assets related to the contract as well as substantial penalties and charges, which could have a material adverse impact on our consolidated financial statements.

13. Stockholders’ Equity

     Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2004	2003	2004	2003

Net income (loss)	$(665.4)	$120.2	$(415.7)	$432.3
Unrealized loss on marketable securities and investments, net of income taxes	(0.1)	(0.2)	(0.2)	—
Additional minimum pension liability, net of income taxes	(0.6)	—	(4.7)	—
Foreign currency translation adjustments	32.9	32.9	58.0	55.2

Comprehensive income (loss)	$(633.2)	$152.9	$(362.6)	$487.5

     During the second quarter of 2005, the Board approved a plan to renew the common stock rights plan, which was scheduled to expire in the third quarter of 2005. Under the renewal of the plan, effective October 22, 2004, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock. Each Right entitles the holder to purchase, upon the occurrence of certain triggering events, a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without limitation, the acquisition by another entity of 15% or more of the Company’s common stock without the prior approval of the Board. The Rights have certain anti-takeover effects that will cause substantial dilution to the

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
(Unaudited)

ownership interest of a person or group that attempts to acquire the Company on terms not approved by the Board. The new Rights will expire in 2014, unless the date is extended or the Rights redeemed or exchanged earlier by the Board.

     During the nine months ended December 31, 2003, we repurchased 3.9 million shares having an aggregate cost of $115.3 million, which effectively completed the program approved by the Board in 2001 to repurchase up to $250.0 million common shares of the Company. In the third quarter of 2004, the Board approved a new program to repurchase up to $250.0 million of additional common stock of the Company in open market or private transactions. Repurchased shares will be used for general corporate purposes. No shares have been repurchased during the quarter and nine months ended December 31, 2004.

14. Segment Information

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

     The Medical-Surgical Solutions segment distributes medical-surgical supplies and equipment and provides logistics and related services within the United States. This segment now includes Zee Medical, which was formerly included in our Pharmaceutical Solutions segment. Zee Medical provides first aid and safety products and training services to corporate customers. The operating results of this segment in 2005 also reflect the impact of the acquisition of MMC.

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

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)
(Unaudited)

     Financial information relating to our segments is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2004	2003	2004	2003

Revenues
Pharmaceutical Solutions	$19,714.5	$17,224.1	$56,811.0	$48,550.1
Medical-Surgical Solutions	735.9	714.0	2,156.6	2,140.2
Provider Technologies	331.5	293.8	935.2	875.9

Total	$20,781.9	$18,231.9	$59,902.8	$51,566.2

Operating profit
Pharmaceutical Solutions(1)	$244.7	$205.4	$685.9	$692.1
Medical-Surgical Solutions	24.7	25.9	70.8	77.0
Provider Technologies	27.6	2.6	61.1	44.5

Total	297.0	233.9	817.8	813.6
Corporate(2)	(1,246.6)	(39.7)	(1,347.9)	(113.7)
Interest expense	(30.6)	(30.2)	(90.4)	(90.0)

Income (loss) before income taxes	$(980.2)	$164.0	$(620.5)	$609.9

	December 31,	March 31,
(In millions)	2004	2004

Segment assets, at period end
Pharmaceutical Solutions	$13,764.0	$12,050.5
Medical-Surgical Solutions	1,672.7	1,539.2
Provider Technologies	1,480.6	1,402.7

Total	16,917.3	14,992.4
Corporate
Cash, cash equivalents, and marketable securities	1,041.8	717.8
Other	725.1	530.0

Total	$18,684.2	$16,240.2

(1)
Operating profit for the nine months ended December 31, 2004 includes $41.2 million representing our share of settlements of an antitrust class action lawsuit involving a drug manufacturer. Operating profit for the third quarter of 2004 includes a $21.7 million cash settlement related to an antitrust class action lawsuit involving a cardiac drug manufacturer. These settlements were recorded as reductions to cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations.

(2)
Corporate expenses for the third quarter and nine months ended December 31, 2004 include a $1.2 billion pre-tax charge for the Securities Litigation. Expenses for the nine-month period of 2005 also include pension settlement charges as discussed in Financial Note 5. Corporate expenses for the quarter and nine months ended December 31, 2003 included $4.3 million and $12.8 million gains on the sale of surplus properties.

McKESSON CORPORATION
FINANCIAL REVIEW
(Unaudited)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions, except per
share data)	2004	2003	Change		2004	2003	Change

Revenues	$20,781.9	$18,231.9	14%		$59,902.8	$51,566.2	16%
Net Income (Loss)	$(665.4)	$120.2	NM	*	$(415.7)	$432.3	NM
Diluted Earnings (Loss) Per Share	$(2.26)	$0.41	NM		$(1.42)	$1.46	NM

     * NM – not meaningful

     Revenues for the quarter and nine months ended December 31, 2004 grew 14% to $20.8 billion and 16% to $59.9 billion, compared to the same periods a year ago. We recorded net losses of $(665.4) million and $(415.7) million in the quarter and nine months ended December 31, 2004, compared to net income of $120.2 million and $432.3 million in the comparable prior year periods. Loss per share was $(2.26) and $(1.42) in the third quarter and nine months of 2005, compared to diluted earnings per share of $0.41 and $1.46 in the same periods a year ago. The quarter and nine months ended December 31, 2004 include a pre-tax charge of $1.2 billion ($810.0 million after-tax) for Securities Litigation as discussed on page 23 of this financial review.

Results of Operations

     Revenues:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Pharmaceutical Solutions
U.S. Healthcare direct distribution and services	$12,130.3	$10,197.4	19%	$34,779.5	$29,187.4	19%
U.S. Healthcare sales to customers’ warehouses	6,179.5	5,827.1	6	18,116.8	16,049.1	13

Subtotal	18,309.8	16,024.5	14	52,896.3	45,236.5	17
Canada distribution and services	1,404.7	1,199.6	17	3,914.7	3,313.6	18

Total Pharmaceutical Solutions	19,714.5	17,224.1	14	56,811.0	48,550.1	17

Medical-Surgical Solutions	735.9	714.0	3	2,156.6	2,140.2	1

Provider Technologies
Software and software systems	65.9	46.6	41	166.5	159.7	4
Services	235.1	220.7	7	685.8	641.6	7
Hardware	30.5	26.5	15	82.9	74.6	11

Total Provider Technologies	331.5	293.8	13	935.2	875.9	7

Total Revenues	$20,781.9	$18,231.9	14	$59,902.8	$51,566.2	16

     The increase in revenues for the quarter and nine months ended December 31, 2004 reflects growth in our Pharmaceutical Solutions segment (which accounted for over 94% of consolidated revenues) and our Provider Technologies segment.

     Increases in U.S. Healthcare pharmaceutical direct distribution and services revenues primarily reflect new institutional customers as well as growth from existing customers in both institutional and mail-order businesses. In the first quarter of 2005, we implemented a new pharmaceutical distribution contract with the Department of Veterans Affairs, which significantly contributed to the segment’s total increase in revenues. Annual revenues on this contract are expected to exceed $3.5 billion. U.S. Healthcare sales to customers’ warehouses also increased primarily as a result of greater volume to, and expanded agreements with, existing customers. Sales to customers’ warehouses include the AdvancePCS business acquired by our customer, Caremark, which began in the second quarter of 2005.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

     Canadian pharmaceutical distribution revenues increased reflecting market growth rates, favorable exchange rates and new business as certain manufacturers transition from direct distribution activities. On a constant currency basis, revenues for the quarter and nine months ended December 31, 2004 from our Canadian operations would have increased approximately 8% and 12%, compared to the same periods a year ago.

     Medical-Surgical Solutions segment revenues increased slightly as growth in revenues in the alternate site sector exceeded a decline in revenues in the acute care sector. Increases in our alternate site sector include revenues of Moore Medical Corporation (“MMC”) which we acquired in the first quarter of 2005. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Declines in our acute care sector reflect the transition of the loss of the segment’s largest customer which began in the third quarter of 2004.

     Provider Technologies segment revenues for the third quarter and nine months of 2005 increased compared to the same periods a year ago reflecting greater demand for our clinical applications and imaging technology offerings and growth in automation revenue recognized.

     Gross Profit:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2004	2003	Change		2004	2003	Change

Gross Profit
Pharmaceutical Solutions	$520.2	$480.9	8%		$1,512.4	$1,508.0	—%
Medical-Surgical Solutions	162.2	153.2	6		482.8	450.5	7
Provider Technologies	158.2	121.4	30		432.4	395.2	9

Total	$840.6	$755.5	11		$2,427.6	$2,353.7	3

Gross Profit Margin
Pharmaceutical Solutions	2.64%	2.79%	(15	)bp	2.66%	3.11%	(45	)bp
Medical-Surgical Solutions	22.04	21.46	58		22.39	21.05	134
Provider Technologies	47.72	41.32	640		46.24	45.12	112
Total	4.04	4.14	(10)		4.05	4.56	(51)

     Gross profit for the third quarter of 2005 increased 11% reflecting stronger buy profit in our Pharmaceutical Solutions segment due to a resumption of price increase activity following a period of lower price increases in the first half of 2005. Gross profit for the nine months ended December 31, 2004 increased 3% reflecting improvement in our Medical-Surgical Solutions and Provider Technologies segments. As a percentage of revenues, gross profit margin decreased 10 basis points to 4.04% for the third quarter of 2005 and 51 basis points to 4.05% for the nine months ended December 31, 2004. This decrease primarily reflects a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments, as well as a lower gross profit in this segment due to deferrals of expected price increases during the first half of 2005.

     During 2005, gross profit for our Pharmaceutical Solutions segment was impacted by:

•	Sales volume growth primarily for the U.S. and Canadian pharmaceutical distribution and services,

•
higher buy profit margin reflecting a resumption of manufacturer price increases for U.S. pharmaceutical products in the third quarter of 2005. While the average price increase was lower than that of the same period a year ago, price increases for certain products exceeded the prior year level.

•	the benefit of increased sales of generic drugs with higher margins,

•	a higher proportion of supplier cash discounts to revenues reflecting a change in customer mix,

•
a last-in, first-out (“LIFO”) inventory credit of $20.0 million for the quarter and $30.0 million for the nine months, reflecting a number of generic product launches during the nine months ended December 31, 2004, and our expectation of a LIFO credit for the full year,

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

•
partially offsetting the above increases, certain types of vendor product incentives and sources of supply, such as certain inventory purchases in the secondary market, are no longer available at historical levels to the major distributors, which have the impact of reducing gross margins. Much of this change results from the manufacturers’ desire to limit the amount of inventory in the wholesale channel, and

•	lower selling margins within our U.S. Pharmaceutical distribution business which reflect competitive pricing pressure, and a higher proportion of revenues attributed to institutional customers.

     During the nine months ended December 31, 2004, gross profit for our Pharmaceutical Solutions segment was also impacted by a first quarter receipt of $41.2 million of cash proceeds representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

     In the quarter ended December 31, 2003, gross profit for our Pharmaceutical Solutions segment benefited from the receipt of a $21.7 million cash settlement of an antitrust class action lawsuit involving a cardiac drug manufacturer. The segment also incurred an approximate $10 million loss on a fixed price pharmacy outsourcing contract that has since been renegotiated with more favorable terms.

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

     Gross profit margin increased in our Medical-Surgical Solutions segment primarily due to a higher proportion of revenues being derived from our alternate site sector, which has higher margins relative to the segment’s other sectors. Gross profit margin increased in our Provider Technologies segment primarily reflecting a higher proportion of software and software systems revenues, which have higher margins relative to the segment’s other revenues. In addition, the third quarter of 2004 reflects a $20.0 million contract loss provision for certain multi-year contracts within this segment’s international business.

     Operating Expenses and Other Income:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2004	2003	Change		2004	2003	Change

Operating Expenses
Pharmaceutical Solutions	$281.2	$281.2	—%		$843.5	$834.3	1%
Medical-Surgical Solutions	138.2	127.8	8		414.4	375.8	10
Provider Technologies	132.5	121.1	9		377.1	359.3	5
Corporate	54.1	40.9	32		168.4	121.1	39

Subtotal	606.0	571.0	6		1,803.4	1,690.5	—
Securities Litigation charge	1,200.0	—	—		1,200.0	—	—

Total	$1,806.0	$571.0	216		$3,003.4	$1,690.5	78

Operating Expenses as a Percentage of Revenue
Pharmaceutical Solutions	1.43%	1.63%	(20	)bp	1.49%	1.72%	(23	)bp
Medical-Surgical Solutions	18.78	17.90	88		19.22	17.56	166
Provider Technologies	39.97	41.22	(125)		40.32	41.02	(70)
Total	8.69	3.13	556		5.01	3.28	173

Other Income, Net
Pharmaceutical Solutions	$5.7	$5.7	—%		$17.0	$18.4	(8)%
Medical-Surgical Solutions	0.7	0.5	40		2.4	2.3	4
Provider Technologies	1.9	2.3	(17)		5.8	8.6	(33)
Corporate	7.5	1.2	525		20.5	7.4	177

Total	$15.8	$9.7	63		$45.7	$36.7	25

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

     Operating expenses for the quarter and nine months ended December 31, 2004 were $1.8 billion and $3.0 billion including the $1.2 billion charge relating to the Securities Litigation. Operating expenses, excluding the Securities Litigation charge, were $606.0 million and $1,803.4 million, compared to $571.0 million and $1,690.5 million for the same prior year periods. As a percentage of revenue, operating expenses were 8.69% and 5.01% compared to 3.13% and 3.28% in the third quarters and the nine months ended December 31, 2004 and 2003. As a percentage of revenues, operating expenses, excluding the Securities Litigation charge, decreased 21 and 27 basis points to 2.92% and 3.01% for the quarter and nine months ended December 31, 2004. As a percentage of revenues, operating expenses, excluding the Securities Litigation charge, decreased primarily due to the leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations within our Pharmaceutical Solutions segment. Increases in operating expense dollars for the third quarter of 2005 were primarily due to additional costs to support our sales volume growth, including distribution expenses, expenses from the MMC business acquired in the first quarter of 2005 and incremental Securities Litigation costs. In addition, operating expenses for the nine months ended December 31, 2004 included approximately $12 million of settlement charges pertaining to a non-qualified pension plan and a $7.4 million charge to increase Medical-Surgical Solutions litigation reserves.

     Operating expenses for the quarter ended December 31, 2003 included a $9.0 million bad debt provision for a pharmacy outsourcing business and a $4.3 million gain from the sale of a surplus property. Expenses for the nine months ended December 31, 2003 also included a $30.0 million bad debt provision for a customer bankruptcy and $9.8 million in severance charges, partially offset by a credit of $19.7 million pertaining to the reversal of our customer settlement reserves due to favorable settlements and negotiations with affected customers, and $12.8 million of gains on the sale of two surplus properties.

     Other income for the quarter and nine months ended December 31, 2004 increased 63% to $15.8 million and 25% to $45.7 million, compared to the same periods a year ago, primarily due to the higher interest earnings in 2005.

     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2004	2003	Change		2004	2003	Change

Segment Operating Profit(1)
Pharmaceutical Solutions	$244.7	$205.4	19%		$685.9	$692.1	(1)%
Medical-Surgical Solutions	24.7	25.9	(5)		70.8	77.0	(8)
Provider Technologies	27.6	2.6	962		61.1	44.5	37

Total	297.0	233.9	27		817.8	813.6	—
Corporate Expenses	(46.6)	(39.7)	17		(147.9)	(113.7)	30
Securities Litigation charge	(1,200.0)	—	—		(1,200.0)	—	—
Interest Expense	(30.6)	(30.2)	1		(90.4)	(90.0)	—

Income (Loss) Before Income Taxes	$(980.2)	$164.0			$(620.5)	$609.9	—

Segment Operating Profit Margin
Pharmaceutical Solutions	1.24%	1.19%	5	bp	1.21%	1.43%	(22	)bp
Medical-Surgical Solutions	3.36	3.63	(27)		3.28	3.60	(32)
Provider Technologies	8.33	0.88	745		6.53	5.08	145

(1)	Segment operating profit includes gross profit, net of operating expenses and other income for our three business segments.

     Operating profit as a percentage of revenues increased in our Pharmaceutical Solutions segment primarily reflecting a resumption of price increase activity in the third quarter of 2005, a LIFO inventory credit of $20.0 million, strong generic product sales, favorable price renegotiations on certain pharmacy outsourcing business contracts, and cost reductions by leveraging the segment’s fixed cost infrastructure and productivity improvements in back-office and field operations. Operating profit for the nine months ended December 31, 2004 also reflects the receipt of $41.2 million in cash representing our share of an antitrust class action lawsuit settlement involving a drug manufacturer. Operating profit for the quarter ended December 31, 2003 included a $21.7 million cash settlement of an antitrust class action lawsuit brought against a cardiac drug manufacturer, offset by an approximate $10 million loss primarily pertaining to a fixed price pharmacy outsourcing contract and a $9.0 million bad debt provision for

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

the pharmacy outsourcing business. Operating profit for the nine months ended December 31, 2003 also included a $30.0 million bad debt provision for a customer bankruptcy.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues decreased primarily reflecting an increase in gross profit margins offset by a higher proportion of operating expenses. Operating expenses increased in both dollars and as a percentage of revenues primarily due to the acquisition of MMC, and a higher proportion of costs incurred to serve the segment’s alternate site customers, which have a higher cost-to-serve ratio than the segment’s other customers. Operating profit for 2005 was also impacted by the lack of flu vaccine supply. Expenses for the nine months ended December 31, 2004 also include $7.4 million for litigation reserves. During the fourth quarter of 2005, the segment anticipates completing an evaluation of its distribution center network as a result of its MMC acquisition. Costs incurred in connection with the distribution network restructuring plan will either be expensed or treated as part of the acquisition cost depending on the nature of such amounts.

     Provider Technologies segment’s operating profit as a percentage of revenues grew primarily reflecting an increase in gross profit in both software and software systems and hardware sectors, offset in part by increased operating expenses to support the revenue growth. Operating profit for 2004 reflected an incremental $20.0 million contract loss provision and a severance charge of $9.8 million, both recorded primarily in the segment’s international business. This was partially offset by the reversal of $19.7 million of customer settlement reserves due to favorable settlements and continued negotiations with affected customers.

     Corporate expenses, net of other income, increased primarily reflecting higher legal costs due to accelerating activity in our Securities Litigation for the quarter and nine months ended December 31, 2004. Such legal costs were $11.0 million and $29.9 million in the quarter and nine months ended December 31, 2004, compared to $4.6 million and $11.3 million in the same periods a year ago. Corporate expenses for the third quarter of 2004 benefited from a $4.3 million gain from the sale of a surplus property. The nine month period ended December 31, 2004 includes approximately $12 million of settlement charges pertaining to a non-qualified pension plan. During the first quarter of 2005, we made several lump sum cash payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with accounting standards, additional charges for settlements associated with lump sum payments of pension obligations were expensed in the period in which the payments were made. Corporate expenses for the nine months ended December 31, 2003 benefited from gains totaling $12.8 million from the sales of surplus properties.

     In the third quarter of 2005, we recorded a pre-tax charge totaling $1.2 billion ($810.0 million after-tax) for the Securities Litigation charge. As discussed in Note 12, numerous legal proceedings arose out of our April 28, 1999 announcement regarding accounting improprieties at HBOC, now known as McKesson Information Solutions LLC (the “Securities Litigation”). The charge consists of $960.0 million for the Consolidated Action and $240.0 million for other Securities Litigation proceedings, as discussed in the following two paragraphs.

     On January 12, 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we will pay the settlement class a total of $960 million in cash. Plaintiffs’ attorneys’ fees will be deducted from the settlement amount prior to payments to class members. The parties have agreed on the terms of a stipulation of settlement and are finalizing the exhibits to the stipulation before submitting it to the Court. The settlement agreement is subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class, and final approval by the Court after a hearing.

     During the third quarter of 2005, we also established a reserve of $240.0 million, which the Company believes will be adequate to address its remaining potential exposure with respect to other previously reported Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve.

     Interest Expense: Interest expense in 2005 approximated that of the prior year comparable periods as the benefit of lower average borrowings were almost fully offset by increases in our effective interest rate.

     Income Taxes: For the quarters ended December 31, 2004 and 2003, the effective income tax rates were 32.1% and 26.7%. During the third quarter of 2005, we recorded an income tax benefit of $390 million for the Securities

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

Litigation. We believe the settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and the Company expects challenges from the appropriate taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. Accordingly, we have provided a reserve of $85 million for future resolution of these uncertain tax matters. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve. During the third quarter of 2005, we also recorded a $4.9 million income tax expense arising primarily from settlements and adjustments with various taxing authorities. During the third quarter of 2004, we recorded an income tax benefit of $7.9 million relating to tax settlements made with various taxing authorities as well as other adjustments.

     For the nine months ended December 31, 2004, and 2003, the effective income tax rates were 33.0% and 29.1%. In addition to the items described above, income tax expense for the nine months ended December 31, 2004 reflects a $6.4 million income tax benefit primarily due to a reduction of a portion of a valuation allowance related to state income tax net operating loss carryforwards. We believe that the income tax benefit from a portion of these state net operating loss carryforwards will now be realized. Also, we sold a business for net cash proceeds of $12.3 million. The disposition resulted in a pre-tax loss of $1.1 million and an after-tax loss of $4.6 million. The after-tax loss on the disposition was the result of a lower tax adjusted cost basis for the business. Partially offsetting the tax impact of this disposition, a net income tax benefit of $2.2 million relating to favorable tax settlements and adjustments was recorded.

     During the nine months ended December 31, 2003, we also recorded an income tax benefit of $15.3 million relating to favorable tax settlements with the U.S. Internal Revenue Service. These settlements pertain to amended tax returns for the years ended December 31, 1997 and 1998 filed by our subsidiary, McKesson Information Solutions LLC, formerly known as HBO & Company. The benefit of these tax assets was not previously recognized by the Company.

     Weighted Average Diluted Shares Outstanding: Diluted earnings (loss) per share were calculated based on an average number of shares outstanding of 293.8 million and 298.7 million for the third quarters of 2005 and 2004 and 292.7 million and 299.0 million for the nine months ended December 31, 2004 and 2003. For the quarter and nine months ended December 31, 2004, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

Financial Condition, Liquidity, and Capital Resources

     Operating activities provided cash of $534.1 million during the nine months ended December 31, 2004, compared to utilizing $242.1 million during the same prior year period. Improvement in cash flows from operations reflects improved collections in receivables, including the prompt payment terms of our new customer, the Department of Veterans Affairs, improved inventory management, and extended payment terms received from certain manufacturers. During the nine months ended December 31, 2004, we converted a $40.0 million customer credit facility guarantee to a note receivable due from a customer.

     Investing activities utilized cash of $280.3 million and $231.8 million during the nine months ended December 31, 2004, and 2003. The increased usage in 2005 primarily reflects payments totaling approximately $75 million for the acquisition of MMC and the investment in Pahema (a Mexican holding company), and higher expenditures for property acquisitions. Increases in cash usage were partially offset by a decrease in expenditures for capitalized software and the proceeds from the sale of a business.

     Financing activities provided cash of $71.1 million and $152.4 million during the nine months ended December 31, 2004 and 2003. Financing activities for 2005 include an incremental $35.3 million from common stock issuances primarily resulting from an increase in employees’ exercises of stock options. 2004 financing activities included the use of $115.3 million for stock repurchases and proceeds of $217.6 million from short-term borrowings.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)

Selected Measures of Liquidity and Capital Resources

	December 31,	March 31,
(Dollars in millions)	2004	2004

Cash, cash equivalents and marketable securities	$1,041.8	$717.8
Working capital	3,261.3	3,587.9
Debt net of cash, cash equivalents and marketable securities	419.9	766.8
Debt to capital ratio(1)	22.9%	22.3%
Net debt to net capital employed(2)	7.9	12.9
Return on stockholders’ equity(3)	(3.9)	13.4

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.
(2)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).
(3)	Ratio is computed as the sum of net income for the last four quarters, divided by the average of stockholders’ equity for the last five quarters.

     Working capital primarily includes receivables and inventories, net of drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the desired level of investment inventory. Consolidated working capital decreased as a result of the accrual for the Securities Litigation charge which offset the impact of higher sales volume, and an increase in cash and cash equivalents.

     We reduced our ratio of net debt to net capital employed as growth in our operating income was in excess of the growth in working capital and other investments needed to fund increases in revenue.

     As discussed on page 23 of this financial review, we recorded a pre-tax charge of $1.2 billion ($810.0 million after-tax) for the Securities Litigation charge. Given the current balance sheet position and year-to-date cash flows, we do not expect to have difficulties financing the settlement as payment becomes due later this calendar year.

Credit Resources

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. In September 2004, we entered into a $1.3 billion five-year, senior unsecured revolving credit facility. Borrowings under the new credit facility bear interest at a fixed base rate, or a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. Effective as of the closing date of the new credit facility agreement, we terminated the commitments under a $550 million, three-year revolving credit facility that would have expired in September 2005, and a $650 million, 364-day credit facility that would have expired on September 28, 2004.

     We also have a $1.4 billion revolving receivables sale facility, which was renewed in June 2004, the terms of which are substantially similar to those previously in place with the exception that the facility was increased by $300.0 million. This facility expires in June 2005. At December 31, 2004 and at March 31, 2004, no amounts were outstanding or utilized under any of the Company’s credit facilities.

     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of any debt outstanding under the revolving credit facility and $335.0 million of term debt could be accelerated. At December 31, 2004, this ratio was 22.9% and we were in compliance with our other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates currently available.

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

•	the resolution or outcome of pending Securities Litigation regarding the 1999 restatement of our historical financial statements;
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Financial Note 12, “Other Commitments and Contingent Liabilities,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Company made no share repurchases during the quarter and the nine months ended December 31, 2004. The dollar value of shares that may yet be purchased under our currently authorized share repurchase program is approximately $209 million.

Item 6. Exhibits

10.1 Letter Agreement and Annex A (Stipulation and Agreement of Settlement between Lead Plaintiff and Defendants McKesson HBOC, Inc. and HBO & Company) thereto (Exhibit 99.1 to Current Report on Form 8-K Date of Report January 18, 2005, File no. 1-13252).

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

McKesson Corporation
Dated: February 1, 2005	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller