Form 10-K
period 2005-03-31
MCKESSON CORP
filed 2005-05-13
CIK 927653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2004, was approximately $7.6 billion.

     Number of shares of common stock outstanding on April 30, 2005: 299,979,779

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 27, 2005 are incorporated by reference into Part III of this report.

McKESSON CORPORATION

Item		Page
	PART I

1.	Business	3

2.	Properties	8

3.	Legal Proceedings	9

4.	Submission of Matters to a Vote of Security Holders	13

	Executive Officers of the Registrant	13

	PART II

5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	14

6.	Selected Financial Data	14

7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

7A.	Quantitative and Qualitative Disclosures About Market Risk	14

8.	Financial Statements and Supplementary Data	14

9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	14

9A.	Control and Procedures	15

	PART III

10.	Directors and Executive Officers of the Registrant	15

11.	Executive Compensation	16

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16

13.	Certain Relationships and Related Transactions	18

14.	Principal Accountant Fees and Services	18

	PART IV

15.	Exhibits and Financial Statement Schedule	18

	Signatures	19
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.20
EXHIBIT 12
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

McKESSON CORPORATION

PART I

Item 1. Business

General

     McKesson Corporation (“McKesson,” the “Company,” the “Registrant,” or “we” and other similar pronouns), is a Fortune 15 corporation providing supply, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.

     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on our Web site (www.mckesson.com under the “Investors — SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”).

Business Segments

     We conduct our business through three segments. Through our Pharmaceutical Solutions segment, we are a leading distributor of ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also manufactures and sells automated pharmaceutical dispensing systems for retail pharmacies, and provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, and software, and consulting and outsourcing services to pharmacies. Our Medical-Surgical Solutions segment distributes medical-surgical supplies, first-aid products and equipment, and provides logistics and other services within the United States and Canada. Our Provider Technologies segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, automated pharmaceutical dispensing systems for hospitals, as well as outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries. The Company’s strategy is to create strong, value-based relationships with customers, enabling us to sell additional products and services to these customers over time.

     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2005		2004		2003

Pharmaceutical Solutions	$76.3	95%	$65.5	94%	$53.1	93%
Medical-Surgical Solutions	2.9	4	2.8	4	2.8	5
Provider Technologies	1.3	1	1.2	2	1.2	2

Total	$80.5	100%	$69.5	100%	$57.1	100%

Pharmaceutical Solutions

     Our Pharmaceutical Solutions segment consists of the following businesses: Pharmaceutical Distribution, McKesson Canada Corporation, Retail Automation, Payor Group and McKesson Specialty. We also own an approximately 49% interest in Nadro, S.A. de C.V. (“Nadro”), a pharmaceutical distributor in Mexico.

     U.S. Pharmaceutical Distribution. This business supplies pharmaceuticals and other healthcare related products to customers in three primary customer segments: national and regional retail chains, institutional providers, and retail independent pharmacies.

     The U.S. Pharmaceutical Distribution business operates and serves thousands of customer locations through a network of 28 distribution centers, as well as a master distribution center and a repackaging facility, serving all 50 states. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, a Smithsonian award-winning technology, which integrates and tracks all internal functions, such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware, and

McKESSON CORPORATION

radio frequency signals to provide our customers with industry leading order quality and fulfillment at up to 99.9% accuracy. Closed Loop DistributionSM, which integrates portable Palm technology with Acumax® Plus to give customers complete ordering and inventory control, and Supply Management OnlineSM, an Internet-based ordering, purchasing, third-party reconciliation and account management system, help ensure that our customers have the right products at the right time for their facilities and patients.

     Our investment in operational performance also includes Six Sigma — an analytical methodology that emphasizes setting high quality objectives, collecting data, and analyzing results to a fine degree in order to improve processes to reduce costs and errors. Furthermore, we continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers.

     The U.S. Pharmaceutical Distribution business’ major value-added offerings, by customer group, include the following:

     Retail Chains (drug stores, food/drug combinations, mail order pharmacies, and mass merchandisers) — Business solutions that help chains increase revenues and profitability:

•	Rx-PakSM — Bulk repackaging leverages our purchasing power and supplier relationships, offers pharmaceuticals at reduced prices, helps increase inventory turns and reduces working capital investment;

•	Central Fill — Improves pharmacy productivity and reduces costs by managing prescription refill volume remotely;

•	Inventory Management Solutions — Reduces inventory carrying costs through forecasting integrated with automated replenishment technologies; and

•	Re-Distribution Centers — Two large facilities which offer access to inventory for single source purchasing, including pharmaceuticals and biologicals.

     Retail Independent Pharmacies — Marketing, merchandising, operational efficiencies and industry leadership that help pharmacists focus on patient care while improving profitability:

•	Valu-Rite® and Health Mart® — Networks of independent pharmacies that leverage group branding and purchasing power;

•	AccessHealth — Saves time and costs through comprehensive managed care and reconciliation assistance services;

•	McKesson OneStop Generics SM — Helps pharmacies maximize their cost savings with a broad selection of rebate-eligible generic drugs, lower up-front pricing and one-stop shopping; and

•	Pharma 360 — Profitability analysis tool that helps pharmacists measure and compare results with their local and national competitors.

     Institutional Providers (hospitals and health systems, integrated delivery networks, clinics and other acute-care facilities, and long-term care providers) — Electronic ordering/purchasing and supply chain management systems that help improve efficiencies, save labor and improve capital:

•	Fulfill-RxTM — Streamlines pharmacy inventory replenishing, automates inventory re-ordering, and optimizes medication cabinet inventory to easily value the pharmacy’s total inventory investment;

•	Asset Management — Comprehensive program designed to deliver improved inventory management controls; and

•	Medication Management — Complete pharmacy management focused on improving patient outcomes by increasing drug safety, developing pharmacy staff, and streamlining administrative processes.

     International Pharmaceutical Distribution. Consists of McKesson Canada Corporation, a wholly-owned subsidiary, the largest pharmaceutical distributor in Canada. We also own an approximately 49% interest in Nadro, the leading pharmaceutical distributor in Mexico.

     Retail Automation. Manufactures and markets automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies through its McKesson Automation Pharmacy Systems (“APS”) unit. Key products and services include:

•	A wide range of pharmacy counting and weighing technologies including Baker Cells®, Baker Cassettes® and AccuMed™ powered by AutoLink™, modular counting and dispensing units, and the Baker Universal 2010™ and AccuCount™, counting and weighing prescription scales;

•	AutoScript III® and AccuScript™ — Robotic dispensing systems designed for accuracy and throughput with, modular, variable capacity design;

•	Pharmacy 2000® — Productivity workflow software system that provides stand-alone reporting and

McKESSON CORPORATION

prescription tracking value. It also drives automation systems in a logical task order to improve productivity throughout the prescription fulfillment process;

•	Productivity Station™ — An easy-to-use interactive workstation system for customers desiring a compact, multi-tasking automation unit;

•	AccuSignTM—Electronically captures patient signatures for prescription pick-up, patient counseling acknowledgement and HIPAA privacy acknowledgement; and

•	Automated Will Call—Securely and discreetly groups and presents patient prescriptions for pick-up.

     Payor Group. The following suite of services and software products is marketed to payors, employers and government organizations to help manage the cost and quality of care:

•	Disease management programs to improve overall healthcare of a patient;

•	Nurse triage services to direct patients to the appropriate level of care;

•	Clinical and analytical software to support utilization, case and disease management workflow;

•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;

•	InterQual® Criteria for clinical decision support; and

•	Clinical auditing and compliance software for auditing medical claims.

     McKesson Specialty. This business’ product-specific solutions are directed towards manufacturers, payors and physicians to enable delivery and administration of high-cost, often injectable, bio-pharmaceutical drugs used to treat patients with chronic disease. The business facilitates patient and provider access to specialty pharmaceuticals across multiple delivery channels (direct-to-physician wholesale, patient-direct specialty pharmacy dispensing, and access to retail pharmacy), provides clinical support and treatment compliance programs that help patients stay on complex therapies, and offers reimbursement, data collection and analysis services.

Medical-Surgical Solutions

     Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers that include hospitals, physicians’ offices, surgery centers, extended care facilities, and homecare sites through a network of 36 distribution centers within the U.S. This segment is the nation’s third largest distributor of medical-surgical supplies to hospitals (acute care) and is the leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care facilities and homecare sites (extended care). Supply Management On-LineSM, an electronic ordering system, provides an advanced tool for ordering medical-surgical products over the Internet, and the segment’s Optipak® program allows physicians to customize ordering of supplies according to individual surgical procedure preferences. In 2004, this segment introduced a state-of-the-art information/data management system, OPTYXSM, designed to help hospital customers track and manage materials expenses. This segment also includes ZEE® Medical, North America’s leading provider of first aid, safety, and training solutions, providing services to industrial and commercial customers. This business offers an extensive line of products and services aimed at maximizing headcount productivity and minimizing the liability and cost associated with workplace illnesses and injuries. In addition, this segment includes Moore Medical Corp. (“MMC”), an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings, which we acquired in 2005.

Provider Technologies

     Our Provider Technologies segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve patient safety, reduce the cost and variability of care, and better manage their resources and revenue stream. The segment markets its products and services to integrated delivery networks, hospitals, physician group practices, home health providers, and managed care providers. Approximately sixty percent of hospital-based integrated delivery networks in the U.S. use one or more products from this segment. The segment also sells its solutions internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, France, the Netherlands, Australia, New Zealand and Puerto Rico.

     The product portfolio for the Provider Technologies segment is organized into three major solutions sets — clinical solutions, business performance solutions and automation solutions — with a variety of subsets of these solutions designed to address specific healthcare business issues (such as, physician access and medication safety.) To ensure that organizations achieve the maximum value for their information technology investment, the Provider Technologies segment also offers a wide range of services to support the implementation and use of solutions as

McKESSON CORPORATION

well as assist with business and clinical redesign, process re-engineering and staffing (both information technology and back-office).

     Clinical Solutions. The segment’s clinical solutions are designed to enable organizations to improve medication safety, accelerate physician use of healthcare information technology, improve care team efficiency and reduce variability in healthcare quality and costs. The clinical management solution set, known as Horizon ClinicalsTM, is built using architecture to facilitate integration and enable modular deployment of systems. It includes a clinical data repository, document imaging, medical imaging, clinical decision support/physician order entry, point-of-care documentation with bar-coded medication administration, enterprise laboratory, radiology and pharmacy, an emergency department solution and a comprehensive ambulatory system that includes e-prescribing and electronic medical records. Horizon Clinicals also includes solutions to facilitate physician access to patient information such as a Web-based physician portal and wireless devices that draw on information from the hospital’s information systems. In addition, the segment provides solutions to address patients’ needs for information both inside and outside the hospital.

     Business Performance Solutions. The segment’s business performance solutions support revenue cycle management and resource management. The segment’s revenue cycle solution is designed to reduce days in accounts receivable, prevent insurance claim denials, reduce costs and improve productivity for our customers. Solutions include contract management, electronic claims processing and coding compliance checking. The segment’s hospital information systems also play a key role in managing the revenue cycle by working with these solutions to automate the operation of individual departments and their respective functions within the inpatient environment. The segment’s resource management solutions consist of an integrated suite of applications that enhance an organization’s ability to forecast and optimize enterprise-wide use of resources (labor, supplies, equipment and facilities) associated with the delivery of care. These solutions help automate and link resource requirements to care protocols designed to increase profitability, enhance decision-making, and improve business processes.

     Automation Solutions. This segment provides market-leading automation technologies that help hospitals to re-engineer and improve their medication use and supply management processes. Examples include centralized pharmacy automation for unit-dose medications, unit-based cabinet technologies for secure medication storage and rapid retrieval, point-of-use supply automation systems for inventory management and revenue capture, and an automated medication administration system for ensuring accuracy at the point of care. Based on a foundation of bar-code scanning technology, these integrated solutions are designed to reduce errors and bring new levels of safety to patients nationwide.

     In addition to the product offerings described above, the Provider Technologies segment offers a comprehensive range of services to help organizations derive greater value from, and enhance satisfaction and return on investment throughout the life of the solutions implemented. The range of services includes:

     Technology Services. The segment has worked with numerous healthcare organizations to support the smooth operation of their information systems by providing the technical infrastructure designed to maximize application accessibility, availability, security and performance.

     Professional Services. Professional services help customers achieve business results from their software or automation investment. The segment offers a wide array of quality service options, including consulting for business and/or clinical process improvement and re-design as well as implementation, project management, technical, and education services relating to all products in the Provider Technologies segment.

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

Acquisitions, Investments and Divestiture

     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. These initiatives are detailed in Financial Notes 2 and 3 to the consolidated financial statements, “Acquisitions and Investments” and “Divestiture,” appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION

Competition

     In every area of healthcare distribution operations, our Pharmaceutical Solutions and Medical-Surgical Solutions segments face strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, these segments face competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segments) which may from time to time decide to develop, for their own internal needs, supply management capabilities which are provided by the segments and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in these segments.

     Our Provider Technologies segment experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, hardware vendors and Internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered.

Intellectual Property

     The principal trademarks and service marks of the Pharmaceutical Solutions and Medical-Surgical Solutions segments include: ECONOLINK®, VALU-RITE®, Valu-Rite/CareMax®, McKesson OneStop GenericsSM, Health Mart®, ASK-A-NURSE®, Episode Profiler®, InterQual®, coSource®, Baker Cells™, Baker Cassettes™, Baker Universal™, Autoscript™, Pharmacy 2000™, Productivity Station™, CRMS™, Patterns Profiler™, CareEnhanceSM, Closed Loop DistributionSM, .com Pharmacy Solutions®, Supply Management OnLineSM, Optipak®, Comets®, e-Comets™, MediNet™, OPTIMA®, OPTYXSM, XVIII B Medi Mart®, AccuscriptSM , Zee®, Pharmaserv®, Staydry®, Sunmark™, McKesson Max RewardsSM , MaxImpactSM, Medi-Pak®, McKesson® Brand and Empowering HealthcareSM.

     The substantial majority of technical concepts and codes embodied in our Provider Technologies segment’s computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to us. The principal trademarks and service marks for this segment are: HealthQuest®, Paragon®, Pathways 2000®, TRENDSTAR®, Horizon Clinicals™, HorizonWP®, Series 2000™, STAR 2000™, PracticePoint®, ROBOT-Rx™, MedCarousel™, PACMED™, AcuDose-Rx™, CarePoint-RN™, Connect-Rx®, Connect-RN™, Horizon Admin-Rx™, Pak Plus-Rx®, SelfPace®, Fulfill-RxSM and SupplyScan™.

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

Other Information About the Business

     Customers. In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2005, sales to our largest customer, Rite Aid Corporation, and ten largest customers accounted for approximately 10% and 50% of our total consolidated revenues. At March 31, 2005, accounts receivable from Rite Aid Corporation and our ten largest customers were approximately 7% and 49% of total accounts receivable. The majority of these revenues and accounts receivable are included in our Pharmaceutical Solutions segment.

McKESSON CORPORATION

     Suppliers. During 2005, the U.S. Healthcare pharmaceutical distribution and services business entered into restructured distribution agreements with certain pharmaceutical manufacturers that modify the way we are compensated for our distribution and other related logistic and administrative services and data. This transition in our business was due, in part, to increasing efforts by pharmaceutical manufacturers to control or limit the product availability in the supply channels. Historically, a significant portion of the U.S. Healthcare’s gross margin has been derived from purchasing branded product inventory in advance of pharmaceutical price increases and holding this inventory until a price increase occurred, thereby generating a larger gross margin upon the sale of the product to customers (“Buy and Hold”). In more recent years, we also entered into inventory management agreements (“IMA”) with certain manufacturers whereby we were paid for not building investment inventories in advance of a price increase. Under both the Buy and Hold and IMA, gross margin dollars were predicated upon pharmaceutical price increases which contributed to volatility in the U.S. Healthcare pharmaceutical distribution and services historical gross margins.

     Throughout 2005, we have been actively working with pharmaceutical manufacturers to restructure our distribution agreements towards a more fee-based approach whereby we are appropriately and predictably compensated for the services we provide. Under these fee-based agreements, all or a significant portion of our compensation from pharmaceutical manufacturers is fixed and is no longer dependent upon pharmaceutical price increases. We have made progress towards this objective and expect to be complete by mid-2006. Upon completion, we expect more than 80% of our pharmaceutical manufacturer compensation will not be affected by price inflation.

     Research and Development. Our research and development (“R&D”) expenditures primarily consist of our investment in software development held for sale. We expended $231.5 million, $230.4 million, and $203.2 million for R&D activities in 2005, 2004 and 2003, and of these amounts, we capitalized 21%, 25% and 26%. R&D expenditures are primarily incurred by our Provider Technologies segment, Payor Group and Retail Automation businesses. Our Provider Technologies segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals. We believe a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our R&D activities is included in Financial Note 1 to the consolidated financial statements, “Significant Accounting Policies,” appearing in this Annual Report on Form 10-K.

     Environmental Legislation. We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Item 3, “Legal Proceedings,” of this Annual Report on Form 10-K. Other than any capital expenditures that may be required in connection with those legal matters, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2005 and is not expected to be material in the next year.

     Employees. On March 31, 2005, we employed approximately 25,200 persons compared to 24,600 in 2004 and 24,500 in 2003.

     Financial Information About Foreign and Domestic Operations and Export Sales. Information as to foreign operations is included in Financial Notes 1 and 22 to the consolidated financial statements, “Significant Accounting Policies” and “Segments of Business,” appearing in this Annual Report on Form 10-K.

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

McKESSON CORPORATION

Item 3. Legal Proceedings

     I. Accounting Litigation

     Since the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company (“HBOC”) and now known as McKesson Information Solutions LLC, were improperly recorded as revenue and reversed, as of March 31, 2005, ninety-one lawsuits have been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. and Arthur Andersen LLP.

     Federal Actions

     On January 12, 2005, we announced that we reached an agreement to settle the previously-reported class action in the Northern District of California captioned: In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the “Consolidated Action”) pending before the Honorable Ronald M. Whyte of the United States District Court (the “Court”) for the Northern District of California. In general, under the agreement to settle the Consolidated Action, we will pay the settlement class a total of $960 million in cash and accordingly, in the third quarter of 2005, we accrued this amount. The settlement will resolve the Consolidated Action as to all defendants, other than Arthur Andersen LLP and Bear Stearns & Co Inc. Other previously reported federal and state cases are not resolved by the settlement. The settlement agreement is subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class and final approval by the Court after a hearing. Judge Whyte held a hearing on March 25, 2005, to determine whether to grant preliminary approval of the settlement, but has not yet issued a decision.

     The previously-reported individual actions in the Northern District of California captioned Jacobs v. McKesson HBOC, Inc., et al. (C-99-21192 RMW), Jacobs v. HBO & Company (Case No. C-00-20974 RMW), Bea v. McKesson HBOC, Inc. et al. (Case No. C-00-20072 RMW), Cater v. McKesson Corporation et al. (Case No. C-00-20327 RMW), Baker v. McKesson HBOC, Inc., et al. (Case No. CV 00-0188), Pacha, et al. v. McKesson HBOC, Inc., et al. (Case No. C01-20713 PVT), and Hess v. McKesson HBOC, Inc. et al. (Case No. C-20003862), remain stayed and are consolidated with the Consolidated Action.

     The related federal class action, In re McKesson HBOC Inc. ERISA Litigation (Northern District of California No. C-02-0685 RMW) (the “ERISA Action”), pending before Judge Whyte, involves ERISA claims brought on behalf of the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”) and the McKesson Profit Sharing and Investment Plan (the “McKesson Plan”), as well as participants in those plans. On May 6, 2005, a Stipulation and Agreement of Settlement was executed for that portion of the ERISA Action that involves HBOC Plan claims. The proposed settlement resolves all claims by the HBOC Plan and its participants in consideration of an $18.2 million cash payment by the Company. The settlement is subject to various conditions, including, but not limited to, notice to the class and final approval by the Court. Judge Whyte has scheduled a hearing on final approval of the HBOC Plan settlement for September 9, 2005. The separate ERISA claims of the McKesson Plan and its participants are not resolved by this settlement. The Company’s motion to dismiss those claims remains pending before this Court.

     State Actions

     Twenty-four actions have been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC (and others) in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements. Ten of those state court actions remain pending in California and Georgia.

     In the previously-reported actions pending in California Superior Court captioned Yurick v. McKesson HBOC, Inc. et al. (Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269), Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747), and Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al. (Case No. CGC-02-405792) (“Merrill Lynch”), the trial court has set a trial date of October 3, 2005. The Merrill Lynch plaintiffs have moved for summary judgment on their common law fraud claim, and the hearing on that motion is presently set for July 1, 2005.

McKESSON CORPORATION

     Five previously-reported actions remain pending in Georgia state courts: Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Georgia State Court, Fulton County, Case No. 00VS010469A); Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Georgia State Court, Fulton County, Case No. 00 VS 010801); Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48407); Hall Family Investments, L.P. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48612); and James Gilbert v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 02VS032502C). The allegations in these actions are substantially similar to those in the Consolidated Action. The Company and HBOC have answered the complaints in each of these actions, generally denying the allegations and any liability to plaintiffs. The Green and Hall Family Investments actions have been consolidated for purposes of discovery and may be consolidated for purposes of trial. Discovery in the Suffolk Partners, Curran Partners, Green, and Hall Family Investments actions is proceeding in coordination with the Consolidated Action. The Gilbert action has been stayed until final disposition of the Consolidated Action. No trial date has been set for any of these actions.

     As a result of the Company’s various pretrial motions, only a single post-merger accounting oversight claim against the directors of post-merger McKesson remains to be litigated in the previously-reported action captioned: Saito, et. al. v. McCall (Civil Action No. 17132). The Company filed its answer to the Fourth Amended Complaint in Saito on February 8, 2005. The parties are currently engaged in discovery. No trial date has been set.

     On March 30, 2004, the United States Attorney’s Office for the Northern District of California filed a three count indictment against former McKesson Executive Vice President and Chief Financial Officer, Richard H. Hawkins, charging him with conspiracy to commit securities and wire fraud, securities fraud, and making false statements to an accountant. On March 31, 2004, Hawkins pled not guilty to the charges. The Hawkins court trial closed on March 11, 2005. No verdict has yet been issued.

     During the third quarter of 2005, we established an additional reserve of $240 million, which the Company believes will be adequate to address its remaining potential exposure with respect to all other previously reported Accounting Litigation, including the State Actions discussed above. That sum includes the proposed $18.2 million settlement amount in the HBOC Plan ERISA Action noted above. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be less than the reserve. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require payments by the Company in addition to the reserve, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.

     II. Other Litigations and Claims

     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. These include:

     Product Liability Litigation and Other Claims

     Our subsidiary, McKesson Medical-Surgical Inc., is one of multiple defendants in approximately 11 cases in which plaintiffs claim they were injured due to exposure, over many years, to latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical Inc. Efforts to resolve tenders of defense to its suppliers are continuing and final agreements have been reached with two major suppliers.

     We, along with more than 100 other companies, have been named in a lawsuit brought in 2000 by the Lemelson Medical, Educational & Research Foundation (the “Foundation”) alleging that we and our subsidiaries are infringing seven (7) U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. Due to the pendency of earlier litigation brought against the Foundation by the manufacturers of bar code devices attacking the validity of the patents at issue, the court stayed the suit against the Company until the conclusion of the earlier case, including any appeals that may be taken. The trial in this earlier case concluded in January 2003 and the court subsequently ruled that each of the patents at issue was unenforceable due to prosecutorial laches. The case is now on appeal to the Federal Circuit Court of Appeals. It is anticipated that oral argument will not occur before May of 2005. While the suit against the Company was stayed, the U.S. Patent and Trademark Office granted petitions for reexamination

McKESSON CORPORATION

of 3 of the 7 patents asserted by the Foundation against the Company. The reexamination will determine, among other things, whether these patents have expired. Each of the remaining 4 patents in the action has already expired by its own terms, or by the Foundation’s disclaiming the remaining portion of the patent’s life.

     The Company is a defendant in approximately 110 California cases alleging that the plaintiffs were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). The cases typically assert causes of action for strict liability, negligence, breach of warranty and false advertising for improper design, testing, manufacturing, and warnings relating to the manufacture and distribution of Vioxx. None of the cases involving the Company is scheduled for trial. The Company has tendered each of these cases to Merck and has reached an agreement with Merck to defend and indemnify the Company.

     The Company is a defendant in approximately 42 cases alleging that the plaintiffs were injured because they took the drugs known as fen-phen, the term commonly used to describe the weight-loss combination of fenfluramine or dexfenfluramine with phentermine. The Company has been named as a defendant along with several other defendants in 41 cases; and has accepted the tender of one of its customers named as defendant in the one remaining case. The cases are pending in state courts in California and Mississippi and in state and federal courts in Florida and New York, and typically assert causes of action for strict liability, negligence, breach of warranty, false advertising and unfair business practices for improper design, testing, manufacturing and warnings relating to the distribution and/or prescription of fen-phen. The Company has tendered each of these cases to its suppliers and has reached an agreement with its major supplier to defend and indemnify the Company and its customers.

     We, through our former McKesson Chemical Company division, are named in approximately 200 cases involving the alleged distribution of asbestos. These cases typically involve either single or multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1986 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar has raised questions concerning the extent of its obligations under the indemnification agreement, and while Univar continues to defend us in many of these cases, it has been rejecting our tenders of new cases since February 2005. We believe Univar remains obligated for all tendered cases under the terms of the indemnification agreement, however we are beginning to incur defense costs in connection with these more recently-served actions. We also believe that a portion of the claims against us will be covered by insurance, and we are pursuing the available coverage.

     On May 3, 2004, judgment was entered against the Company and one of its employees in the action Roby v. McKesson HBOC, Inc. et al. (Superior Court of Yolo County, California, Case No. CV01-573). Former employee Charlene Roby brought claims for wrongful termination, disability discrimination and disability-based harassment against the Company and a claim for disability-based harassment against her former supervisor. The jury awarded Roby compensatory damages in the amount of $3.5 million against the Company and $0.5 million against her supervisor, and punitive damages in the amount of $15.0 million against the Company and a nominal amount against her supervisor. Following post-trial motions, the trial court reduced the amount of compensatory damages against the Company to $2.8 million; the punitive damages awarded against both defendants and the compensatory damages awarded against the individual employee defendant were not reduced. On October 18, 2004, the trial court awarded Roby her attorney’s fees in the amount of $0.7 million. The Company has filed a Notice of Appeal, seeking reduction or reversal of the compensatory and punitive damage awards and the award of attorney’s fees. If these efforts are not successful, the judgment in this case could have an adverse impact on our consolidated financial statements.

     In December 2004, the Company received a request for documents from the Federal Trade Commission (“FTC”) that asks the Company to voluntarily produce certain documents to the FTC. The document request, which does not allege wrongdoing, is part of an FTC non-public investigation to determine whether the Company, in violation of Section 5 of the Federal Trade Commission Act, may have engaged, or may be engaging, in anti-competitive practices with other wholesale pharmaceutical distributors in order to limit competition for provider customers seeking distribution services. The investigation is at an early stage, and the Company is in the process of responding to the FTC document request.

     In April 2005, we received a subpoena from the office of the Attorney General of the State of New York (“NYAG”) requesting the production of documents, responses to interrogatories and other information concerning our participation in the secondary or “alternate source” market for pharmaceutical products. This investigation appears to be in its early stages; and we are cooperating with the NYAG and intend to be fully responsive to the subpoena.

McKESSON CORPORATION

     Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at six sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, we are one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these six sites. Although the Company’s potential allocation under either directive cannot be determined at this time, we have agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these six sites is $11.5 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $11.5 million is expected to be paid out between April 2005 and March of 2028. Our estimated liability for these environmental matters has been accrued in the accompanying balance sheets.

     In addition, we have been designated as a PRP under the Comprehensive Environmental Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 28 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 28 sites is approximately $2 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

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

     While it is not possible to determine with certainty the ultimate outcome or the duration of any of the litigation or governmental proceedings discussed under this section II, “Other Litigation and Claims”, we believe based on current knowledge and the advice of our counsel that, except as otherwise noted, such litigation and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

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

     As previously reported, there have been contract delays to date which have increased costs and decreased the amount of time in which we can earn revenues. These delays have adversely impacted the contract’s projected profitability and no material revenue has yet been recognized on this contract. As of March 31, 2005, our consolidated balance sheet includes an investment of approximately $114 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. Due to the delays and other desired modifications to the original contract, we have negotiated a tentative agreement with the NHS on changes to certain key terms and conditions in the contract including a term extension and updated implementation plan. We expect this contract amendment to be signed in the first quarter of the 2006 fiscal year. While we believe it is likely that we can deliver and operate a satisfactory system and recover our investment in this contract, failure to sign the tentative agreement in its current form and/ or further implementation delays may result in significant losses that could be material. Additionally, if there is further modification to the tentative amended contract terms and

McKESSON CORPORATION

conditions and implementation plan, it is possible that the terms of that agreement may result in significant losses, that could be material.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2005.

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

Name	Age	Position with Registrant and Business Experience
John H. Hammergren	46	Chairman of the Board since July 31, 2002; President and Chief Executive Officer since April 1, 2001; Co-President and Co-Chief Executive Officer from July 1999 to April 1, 2001 and a director since July 1999. Formerly Executive Vice President, President and Chief Executive Officer of the Supply Solutions Business (January-July 1999); Group President, McKesson Health Systems (1997-1999) and Vice President of the Company since 1996. Service with the Company — 9 years.

Jeffrey C. Campbell	44	Executive Vice President and Chief Financial Officer since April 2004, Chief Financial Officer since December 2003, Senior Vice President since January 2004. Senior Vice President and Chief Financial Officer, AMR Corporation (2002-2003), Vice President Europe (2000-2002), Vice President Corporate Development and Treasurer (1998-2000), various AMR management positions beginning 1990. Service with the Company — 1 year.

Paul C. Julian	49	Executive Vice President, Group President since April 2004; Senior Vice President since August 1999, and President of the Supply Solutions Business since March 2000; Group President, McKesson General Medical (1997-2000); Executive Vice President, McKesson Health Systems (1996-1997). Service with the Company — 9 years.

Paul E. Kirincic	54	Executive Vice President, Human Resources since April 2004, Senior Vice President, Human Resources since January 2001; Vice President, Human Resources, Consumer Health Sector, Warner Lambert (1998-2001); Vice President, Human Resources, Whirlpool Europe, Whirlpool Corporation (1996-1998). Service with the Company — 4 years.

Ivan D. Meyerson	60	Corporate Secretary since April 1999, Executive Vice President and General Counsel since April 2004, and Senior Vice President and General Counsel since January 1999; Vice President and General Counsel (1987-January 1999). Service with the Company — 27 years.

Marc E. Owen	45	Executive Vice President, Corporate Strategy and Business Development since April 2004, Senior Vice President, Corporate Strategy and Business Development since October 2001; consultant to the Company April 2001-September 2001, when he joined the Company; President and CEO, MindCrossing (April-November 2000); Senior Partner, McKinsey and Company (1987-2000). Service with the Company - 4 years.

McKESSON CORPORATION

Name	Age	Position with Registrant and Business Experience
Pamela J. Pure	44	Executive Vice President, President, McKesson Provider Technologies since April 2004; McKesson Information Solutions, Chief Operating Officer (2002-2004), Group President (2001-2002), Chief Operating Officer, Channel Health (1999-2001). Service with the Company — 4 years.

Cheryl T. Smith	53	Executive Vice President and Chief Information Officer since April 2004, Senior Vice President and Chief Information Officer since October 2002; Senior Vice President and Chief Information Officer, KeySpan Corporation and President, KeySpan Technologies, Inc. (1998-August 2002); Vice President, IS — Strategic Systems, Verizon, Inc. (1994-1998). Service with the Company — 3 years.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information. The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”). The Company’s common stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter are included in Financial Note 23 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.

(b)	Holders. The number of record holders of the Company’s common stock at March 31, 2005 was approximately 11,500.

(c)	Dividends. Dividend information is included in Financial Note 23 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.

(d)	Share Repurchase Plans. The Company made no share repurchases during the year ended March 31, 2005. The dollar value of shares that may yet be purchased under our currently authorized share repurchase program is approximately $209 million.

Item 6. Selected Financial Data

     Selected financial data is presented in the Five-Year Highlights section of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Management’s discussion and analysis of the Company’s results of operations and financial condition are presented in the Financial Review section of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

     Information required by this item is included in the Financial Review section of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

     Financial Statements and Supplementary Data are included as separate sections of this Annual Report on Form 10-K. See Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

McKESSON CORPORATION

Item 9A.	Controls and Procedures

     Disclosure Controls and Procedures

     Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     Internal Control over Financial Reporting

     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on page 50 and page 51 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, and are incorporated herein by reference.

     Changes in Internal Controls

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our proxy statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “10-K Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial expert is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Item 4 of Part I of this 2005 Form 10-K.

     Information about the Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Controller and Financial Managers can be found on our Web site, www.mckesson.com under the Governance tab. The Company’s Corporate Governance Guidelines and Charters for the Audit and Compensation Committees and the Committee on Directors and Corporate Governance can also be found on our Web site under the Governance tab.

     Copies of these documents may be obtained from:

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

     1994 Stock Option and Restricted Stock Plan (the “1994 Plan”): The 1994 Plan was adopted by the Board of Directors in 1994 and provided for the grant of approximately 41.2 million shares, which includes awards granted under predecessor plans, in the form of nonqualified stock options, incentive stock options with or without tandem stock appreciation rights (“SARs”), restricted stock, or restricted stock units (“RSUs”). Options granted under the 1994 Plan were generally subject to the same terms and conditions as those granted under the 1999 Plan, discussed below, except that under the 1994 Plan only executive officers of the Company were eligible to receive option grants. The 1994 Plan expired in October 2004 and thus we no longer grant any awards under this plan.

     1997 Non-Employee Directors’ Equity Compensation and Deferral Plan (the “Directors’ Plan”): The Directors’ Plan was adopted in 1997 and provides for the grant of approximately 1.3 million shares in the form of nonqualified stock options or restricted stock units to non-employee directors of the Company. Shares subject to option grants, which cease to be exercisable, shall not be counted against the number of shares available under the Directors’ Plan. RSUs (described below), whether or not distributed in the form of restricted stock, will be counted against the number of shares available.

     Under the Director’s Plan, each director receives an annual stock option grant of 7,500 shares. In addition, each director is required to defer 50% of his or her annual retainer into either RSUs payable in cash or stock at the Director’s election, or nonqualified stock options, and may also elect to defer the remaining 50% of the annual retainer into RSUs or Retainer Options or the Company’s Deferred Compensation Administration Plan (DCAP II), or may elect to receive cash. Meeting fees and Committee Chair annual retainers may be deferred into RSUs or DCAP II or may be paid in cash. Options are granted at fair market value and have a term of ten years. If the Company’s stockholders approve the new 2005 Stock Incentive Plan at the Annual Meeting on July 27, 2005, as described in the Company’s Proxy Statement, this Plan will be replaced by the 2005 Stock Incentive Plan.

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

     2000 Employee Stock Purchase Plan (the “ESPP”): The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company’s international and other subsidiaries. As to those employees, the ESPP does not so qualify. Currently, 11.1 million shares have been authorized for issuance under the ESPP.

     The ESPP was implemented through a continuous series of 24-month offerings beginning on the first trading day on or after each May 1 and November 1 (the “Offering Dates”) and ending on the last trading day of the month which is 24 months later (the “Offering Periods”) and six-month periods beginning on each May 1 and November 1 and ending on the following October 31 and April 30, during which contributions could be made toward the purchase of common stock under the plan (“Purchase Periods”). Effective April 1, 2005, the ESPP has been amended to eliminate the 24-month lookback feature, and following a one-time four-month Purchase Period, effective August 1, 2005, Purchase Periods will occur every three months.

McKESSON CORPORATION

     Each eligible employee may elect to authorize regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant’s compensation. At the end of each Purchase Period, the funds withheld by each participant will be used to purchase shares of the Company’s common stock. The purchase price of each share of the Company’s common stock was the lesser of (i) 85% of the fair market value of such share on the first day of the Offering Period; or (ii) 85% of the fair market value of such share on the last day of the applicable Purchase Period. Effective April 1, 2005, the purchase price of each share of the Company’s common stock will be based on 85% of the fair market value of each share on the last day of the applicable Purchase Period. In general, the maximum number of shares of common stock that may be purchased by a participant for each Purchase Period is determined by dividing $12,500 by the fair market value of one share of common stock on the Offering Date.

     The following are descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:

     1999 Stock Option and Restricted Stock Plan (the “1999 Plan”): The 1999 Plan was adopted by the Board of Directors in 1999. The Plan provides for the grant to eligible employees of 45.2 million shares in the form of nonqualified stock options, with or without SARs, restricted stock or restricted stock units. No executive officers or directors participate in this Plan. If the Company’s stockholders approve the new 2005 Stock Incentive Plan at the Annual Meeting on July 27, 2005, this 1999 Plan will be replaced by the 2005 Stock Incentive Plan.

     Options are granted at not less than fair market value and have a term of ten years. Options generally become exercisable in four equal annual installments beginning one year after the grant date, or after four years from the date of grant. Restricted stock granted under the 1999 Plan contains certain restrictions on transferability and may not be transferred until such restrictions lapse (generally two to four years). Grantees may elect to use stock to satisfy any withholding tax obligation upon the lapsing of restrictions on restricted stock awards.

     1998 Canadian Stock Incentive Plan (the “Canadian Plan”): The Canadian Plan was adopted by the Board of Directors in January 1998, following the Company’s acquisition of a Canadian company, to provide nonqualified stock options, with or without tandem SARs, to eligible employees of the Canadian company. The Canadian Plan has subsequently been amended to allow for the grant of stock options to employees of any of the Company’s Canadian subsidiaries. A total of 0.9 million shares have been authorized for issuance under the Canadian Plan. Options granted under the Canadian Plan are generally subject to the same terms and conditions as those granted under the 1999 Plan, discussed above, except that (i) options may be granted for less than the fair market value of the Company’s common stock on the date of grant, and (ii) all options will become immediately exercisable upon an employee’s disability or death and must be exercised within three years of such date. If the Company’s shareholders approve the new stock incentive plan at the Annual Meeting on July 27, 2005, this plan will be replaced by the 2005 Stock Incentive Plan.

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

     Options granted under the Plans are generally subject to the same terms and conditions as those granted under the 1994 Plan and 1999 Plan.

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

McKESSON CORPORATION

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

     HBOC 1994 UK Sharesave Scheme (the “1994 Scheme”): In connection with the acquisition by the Company of HBO & Company (“HBOC”), we assumed the HBOC 1994 Scheme, which is similar to the ESPP, under which approximately 0.2 million shares remain available for issuance. Employees and previous directors of HBOC and its subsidiaries, who are residents of the United Kingdom, are eligible to receive options under the 1994 Scheme. The exercise price of the stock covered by each option shall not be less than 85% of the fair market value of the Company’s common stock on the date the option is granted. Participants under the 1994 Scheme pay for options through monthly contributions, subject to minimum and maximum monthly limits. We no longer offer any new options under the 1994 Scheme.

Item 13. Certain Relationships and Related Transactions

     Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding related party transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 21, “Related Party Balances and Transactions,” to the consolidated financial statements.

Item 14. Principal Accountant Fees and Services

     Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as Independent Registered Public Accountants for 2006” in our Proxy Statement and all such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

Page
Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.” See “Index to Consolidated Financial Information”	24

Supplementary Consolidated Financial Statement Schedule— Valuation and Qualifying Accounts	20

Financial statements and schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information

Exhibits: Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	21

McKESSON CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: May 12, 2005	By Jeffrey C. Campbell

Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

     On behalf of the Registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

*	*
John H. Hammergren	David M. Lawrence M.D., Director
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

*	*
Jeffrey C. Campbell	Robert W. Matschullat, Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

*	*
Nigel A. Rees	James V. Napier, Director
Vice President and Controller
(Principal Accounting Officer)

*	*
Wayne A. Budd, Director	Jane E. Shaw, Director

*	*
Alton F. Irby III, Director	Richard F. Syron, Director

*	Ivan D. Meyerson
M. Christine Jacobs, Director	Ivan D. Meyerson
*Attorney-in-Fact

*
Marie L. Knowles, Director	Dated: May 12, 2005

McKESSON CORPORATION

SCHEDULE II

SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2005, 2004 and 2003
(In millions)

		Additions
	Balance at	Charged to			Deductions
	Beginning of	Costs and		Charged to	From Allowance		Balance at End
Description	Year	Expenses		Other Accounts	Accounts (1)		of Year (2)

Year Ended March 31, 2005
Allowances for doubtful accounts	$139.3	$15.6		$9.3	$(47.7	) (3)	$116.5
Other allowances	37.5	9.5		5.1	(9.1)		43.0

	$176.8	$25.1		$14.4	$(56.8)		$159.5

Year Ended March 31, 2004
Allowances for doubtful accounts	$261.1	$54.4	(4)	$0.4	$(176.6	) (3)	$139.3
Other allowances	29.0	20.5		0.8	(12.8)		37.5

	$290.1	$74.9		$1.2	$(189.4)		$176.8

Year Ended March 31, 2003
Allowances for doubtful accounts	$289.3	$68.5		$4.4	$(101.1	) (3)	$261.1
Other allowances	30.0	13.4		0.2	(14.6)		29.0

	$319.3	$81.9		$4.6	$(115.7)		$290.1

		2005	2004	2003
(1)	Deductions:
	Written off	$49.3	$122.6	$88.1
	Credited to other accounts	7.5	66.8	27.6

	Total	$56.8	$189.4	$115.7

(2)	Amounts shown as deductions from:
	Current receivables	$159.3	$176.8	$285.4
	Notes receivable and other assets	0.2	—	4.7

	Total	$159.5	$176.8	$290.1

(3)	Includes $4.0 million, $66.4 million and $22.3 million in 2005, 2004 and 2003 in reversals of the allowance for customer settlements within our Provider Technologies segment.

(4)	Includes a $30.0 million provision for a customer bankruptcy.

McKESSON CORPORATION

EXHIBIT INDEX

     Exhibits identified in parentheses below are on file with the Commission and are incorporated by reference as exhibits hereto.

Exhibit
Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 1, 2002 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.2	Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 9, 2001 (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.3	Amended and Restated By-Laws of the Company dated as of January 28, 2004. (Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252.)

4.1	Rights Agreement dated as of October 22, 2004 between the Company and The Bank of New York, as Rights Agent (Exhibit 4.19 to the Company’s Current Report on Form 8-K Date of Report October 22, 2004, File No. 1-13252).

4.3	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 1-13252).

4.4	Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, The First National Bank of Chicago, as Institutional Trustee, First Chicago, Inc., as Delaware Trustee and the Regular Trustees (Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-8, Registration No. 333-26433, filed on June 18, 1997).

4.5	McKesson Corporation Preferred Securities Guarantee Agreement, dated as of February 20, 1997, between the Company, as Guarantor, and The First National Bank of Chicago, as Preferred Guarantor (Exhibit 4.7 to the Company’s Registration Statement on Form S-3, Registration No. 333-26433, filed on May 2, 1997).

4.6	Indenture, dated as of January 29, 2002, between the Company, as Issuer and the Bank of New York, as Trustee (Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 1-3252).

4.7	7.75% Notes due 2012 (Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-3252).

10.1	Letter Agreement and Annex A (Stipulation and Agreement of settlement between Lead Plaintiff and Defendants McKesson HBOC, Inc. and HBO & Company) thereto in connection with the consolidated securities class action (Exhibit 99.1 to the Company’s Current Report on Form 8-K. Date of Report January 18, 2005, File No. 1-13252).

10.2	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through March 31, 2004 (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 13252).

10.3	Statement of Terms and Conditions Applicable to certain Stock Options granted on August 16, 1999 (Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.4	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003. (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

10.5	McKesson Corporation Restated Supplemental PSIP (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.6	McKesson Corporation Deferred Compensation Administration Plan, amended and restated effective October 28, 2004.

10.7	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated effective October 28, 2004.

10.8	McKesson Corporation 1994 Option Gain Deferral Plan, as amended and restated effective October 28, 2004.

McKESSON CORPORATION

Exhibit
Number	Description
10.9	McKesson Corporation Management Deferred Compensation Plan, amended and restated as of October 28, 2004.

10.10	McKesson Corporation 1984 Executive Benefit Retirement Plan, as amended and restated as of October 28, 2004.

10.11	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of October 28, 2004.

10.12	McKesson Corporation Executive Medical Plan, as amended and restated effective January 1, 2004.

10.13	McKesson Corporation Severance Policy for Executive Employees, as amended and restated January 27, 2004 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

10.14	McKesson Corporation Management Incentive Plan, as amended through July 26, 2000 (Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.15	McKesson Corporation Amended and Restated Long-Term Incentive Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.16	McKesson Corporation Stock Purchase Plan, as amended through July 31, 2002 (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.17	McKesson Corporation 1999 Executive Stock Purchase Plan (Exhibit 99.1 to the Company’s Registration Statement No. 333-71917 filed on February 5, 1999).

10.18	Statement of Terms and Conditions Applicable to Certain Stock Options Granted on January 27, 1999 (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.19	McKesson Corporation 1998 Canadian Stock Incentive Plan, as amended through October 26, 2001 (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.20	Amended and Restated Receivables Purchase Agreement dated as of June 11, 2004 among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and Bank One, N.A. (Main Office Chicago), as collateral agent.

10.21	Credit Agreement dated as of September 24, 2004 among McKesson Corporation, McKesson Canada Corporation, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. acting through its Canada branch, as Canadian Administrative Agent with respect to the Canadian Loans and the Bankers’ Acceptance Facility, Wachovia Bank, National Association, as L/C Issuer, and each lender from time to time party thereto (Exhibit 99.1 to the Company’s Current Report on Form 8-K, Date of Report September 24, 2004, File No. 1-13252).

10.22	Purchase Agreement dated as of December 31, 2002 between McKesson Capital Corp. and General Electric Capital Corporation (Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.23	Services Agreement dated as of December 31, 2002 between McKesson Capital Corp. and General Electric Capital Corporation (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.24	Form of Termination Agreement by and between the Company and certain designated Corporate Officers (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, File No. 1-13252).

10.25	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Chairman, President and Chief Executive Officer (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No 1-13252).

10.26	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Executive Vice President and President Provider Technologies (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

10.27	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Executive Vice President and Group President (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description
12	Calculation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

McKESSON CORPORATION

McKESSON CORPORATION

FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share amounts and ratios)	2005	2004	2003	2002	2001 (1)

Operating Results
Revenues	$80,514.6	$69,506.1	$57,120.8	$49,988.1	$42,000.1
Percent change	15.8%	21.7%	14.3%	19.0%	14.5%
Gross profit	3,464.7	3,248.2	3,102.5	2,788.5	2,417.0
Income (loss) from continuing operations before income taxes	(239.8)	911.4	851.4	602.1	4.6
Income (loss) from continuing operations	(156.7)	646.5	562.1	421.8	(43.3)
Income (loss) from discontinued operations	—	—	(6.7)	(3.2)	(5.0)
Net income (loss)	(156.7)	646.5	555.4	418.6	(48.3)

Financial Position
Working capital	3,539.7	3,587.9	3,278.4	3,112.0	2,610.7
Days sales outstanding for: (2)
Customer receivables	23	25	26	26	26
Inventories	34	36	39	44	43
Drafts and accounts payable	40	39	42	46	44
Total assets	18,775.0	16,240.2	14,361.1	13,333.9	11,540.3
Total debt, including capital lease obligations	1,210.5	1,484.6	1,507.1	1,636.2	1,436.2
Stockholders’ equity	5,275.1	5,165.3	4,525.5	3,937.2	3,490.1
Property acquisitions	139.9	115.0	116.0	130.8	158.0

Common Share Information
Common shares outstanding at year-end	299.3	290.4	291.2	287.9	284.0
Shares on which earnings (loss) per common share were based
Diluted	293.5	298.6	298.8	298.1	283.1
Basic	293.5	290.0	289.3	285.2	283.1
Diluted earnings (loss) per common share
Continuing operations	(0.53)	2.19	1.90	1.44	(0.15)
Discontinued operations	—	—	(0.02)	(0.01)	(0.02)
Total	(0.53)	2.19	1.88	1.43	(0.17)
Cash dividends declared (3)	70.7	69.7	69.7	68.5	68.3
Cash dividends declared per common share(3)	0.24	0.24	0.24	0.24	0.24
Book value per common share (4)	17.62	17.79	15.54	13.68	12.29
Market value per common share — year end	37.75	30.09	24.93	37.43	26.75

Supplemental Data
Capital employed (5)	6,485.6	6,649.9	6,032.6	5,573.4	4,926.3
Debt to capital ratio (6)	18.7%	22.3%	25.0%	29.4%	29.2%
Net debt to net capital employed (7)	(12.8)%	12.9%	17.7%	21.4%	22.1%
Average stockholders’ equity (8)	5,264.0	4,834.8	4,216.5	3,701.9	3,608.8
Return on stockholders’ equity (9)	(3.0)%	13.4%	13.2%	11.3%	(1.3)%

Footnotes to Five Year Highlights:

(1)	2001 results include goodwill amortization. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we discontinued amortizing goodwill in 2002.

(2)	Based on year-end balances and sales or cost of sales for the last 90 days of the year. Days sales outstanding for customer receivables are adjusted to include accounts receivable sold.

(3)	Cash dividends declared and dividends per common share amounts do not reflect the effects of pooling of interests transactions prior to the adoption of Statement of Financial Accounting Standard No. 141, “Business Combinations,” in 2002.

(4)	Represents stockholders’ equity divided by year-end common shares outstanding.

(5)	Consists of total debt and stockholders’ equity.

(6)	Ratio is computed as total debt divided by capital employed.

(7)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(8)	Represents a five-quarter average of stockholders’ equity.

(9)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.

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

     We conduct our business through three operating segments: Pharmaceutical Solutions, Medical-Surgical Solutions and Provider Technologies. See Financial Note 1 to the accompanying consolidated financial statements, “Significant Accounting Policies,” for a description of these segments.

RESULTS OF OPERATIONS

     Overview:

	Years Ended March 31,
(In millions, except per share data)	2005	2004	2003

Revenues	$80,514.6	$69,506.1	$57,120.8
Income (Loss) from Continuing Operations Before Income Taxes	(239.8)	911.4	851.4
Net Income (Loss)	(156.7)	646.5	555.4
Diluted Earnings (Loss) Per Share	$(0.53)	$2.19	$1.88

     Revenues increased 16% to $80.5 billion in 2005 and 22% to $69.5 billion in 2004 primarily reflecting growth in our Pharmaceutical Solutions segment which is attributable to market growth rates as well as new customers and expanded business with certain existing customers.

     Gross profit increased 7% to $3.5 billion and 5% to $3.2 billion in 2005 and 2004. As a percentage of revenues, gross profit declined 37 and 76 basis points in 2005 and 2004. Declines in our gross profit margins primarily reflect declines in our sell margin due to a shift in customer mix and competitive pressures. Additionally, declines in our gross profit margin in 2004 were also due to a higher proportion of our revenue derived from our Pharmaceutical Solutions segment, which has lower margins relative to our other segments. The Pharmaceutical Solutions segment’s gross profit margin was impacted by declines in our sell margin due to the competitive environment in which we operate, as well as pressure on its buy side margin and, for 2004, by a higher proportion of sales to customers’ warehouses which have lower margins. In addition, gross profit was impacted by a number of significant items, which are discussed in further detail, including a $51.0 million provision for expected losses on five multi-year contracts in our Provider Technologies segment’s international business in 2003.

     Operating expenses were $3.7 billion, $2.3 billion and $2.2 billion in 2005, 2004 and 2003. Operating expenses for 2005 include a $1.2 billion pre-tax charge relating to our Securities Litigation as disclosed on page 33 of this Financial Review. As a percentage of revenues, operating expenses were 4.54% (3.05% without the Securities Litigation charge), 3.26% and 3.80% in 2005, 2004 and 2003. Excluding the Securities Litigation charge, operating expenses as a percentage of revenues have declined over the last two years, mainly due to leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations, as well as in 2004, due to a higher proportion of sales to customers’ warehouses which have lower operating expense margins. Increases in operating expense dollars were primarily due to the Securities Litigation charge as well as additional expenses incurred to support our sales volume growth. Operating expenses were also impacted by a number of significant items which are discussed in further detail, including a $66.4 million credit pertaining to the reversal of a portion of customer settlement reserves within our Provider Technologies segment in 2004.

     Income (loss) before income taxes was ($239.8) million, $911.4 million and $851.4 million in 2005, 2004 and 2003, reflecting the above noted factors. On an operating segment basis, results for 2005 primarily reflect revenue growth and a decline in gross profit margins in our Pharmaceutical Solutions segment as well as a decrease in the Provider Technologies segment operating profit. Results for 2004 reflect revenue growth and a decrease in gross

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

profit margins in our Pharmaceutical Solutions segment, and improved operating profit in our Medical-Surgical Solutions and Provider Technologies segments.

     Net income (loss) was ($156.7) million, $646.5 million and $555.4 million in 2005, 2004 and 2003. Diluted earnings (loss) per share was ($0.53), $2.19 and $1.88 in 2005, 2004 and 2003. Excluding the Securities Litigation charge, net income and net income per diluted share for 2005 would have been $653.3 million and $2.19. In addition to those factors discussed above, net income (loss) reflects an increase in our reported income tax rate to 35% in 2005 and a decrease in our reported income tax rate to 29% in 2004. Fluctuations in our reported income tax rates primarily reflect changes within state and foreign income tax rates resulting from the Company’s business mix as well as favorable tax settlements and adjustments.

     Revenues:

	Years Ended March 31,
(In millions)	2005	2004	2003

Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$47,006.9	$39,412.1	$34,802.9
U.S. Healthcare sales to customers’ warehouses	24,100.2	21,622.1	14,832.9

Subtotal	71,107.1	61,034.2	49,635.8
Canada distribution & services	5,211.0	4,458.9	3,423.0

Total Pharmaceutical Solutions	76,318.1	65,493.1	53,058.8

Medical-Surgical Solutions	2,894.7	2,810.5	2,842.9

Provider Technologies
Services	936.2	868.3	829.4
Software and software systems	245.6	218.2	288.7
Hardware	120.0	116.0	101.0

Total Provider Technologies	1,301.8	1,202.5	1,219.1

Total Revenues	$80,514.6	$69,506.1	$57,120.8

     Revenues increased 16% in 2005 and 22% in 2004. The growth in revenues was primarily driven by the Pharmaceutical Solutions segment, which accounted for more than 90% of revenues. Revenues were not materially impacted by business acquisitions.

     The customer mix of our U.S. pharmaceutical distribution revenues was as follows:

	2005	2004	2003

Direct Sales
Independents	12%	13%	14%
Retail Chains	20	22	26
Institutions	34	29	29

Subtotal	66	64	69
Sales to customers’ warehouses	34	36	31

Total	100%	100%	100%

     Increases in U.S. Healthcare pharmaceutical distribution and services revenues for 2005, excluding sales to customers’ warehouses, primarily reflect market growth rates, new institutional customers as well as growth from existing institutional customers, which includes mail-order businesses. In the first quarter of 2005, we implemented a new pharmaceutical distribution contract with the Department of Veterans Affairs, which significantly contributed to the segment’s total increase in revenues. Increases in these revenues for 2004 also reflect market growth rates as well as new independent pharmacy, mail order and institutional customers in our pharmaceutical distribution business. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.

     U.S. Healthcare sales to customers’ warehouses increased primarily as a result of greater volume to, and expanded agreements with, existing customers. Sales to customers’ warehouses include the AdvancePCS business acquired by our customer, Caremark, which began in the second quarter of 2005. Sales to customers’ warehouses represent

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

large volume sales of pharmaceuticals primarily to a limited number of large self-warehousing customers whereby we order and subsequently deliver bulk products from the manufacturer to the customers’ warehouses through a central distribution facility. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business.

     Canadian pharmaceutical distribution revenues increased reflecting market growth rates, favorable exchange rates and new business from manufacturers which formerly engaged in direct distribution activities. On a constant currency basis, revenues from our Canadian operations would have increased approximately 10% in 2005 compared to 2004.

     Medical-Surgical Solutions segment distribution revenues increased slightly in 2005 as growth in revenues in the alternative site sector exceeded a decline in revenues in the acute care sector. Increases in our alternate site sector include revenues of Moore Medical Corporation (“MMC”), which we acquired in the first quarter of 2005. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Revenues for 2004 decreased nominally as increases in our primary and alternate site sectors were more than fully offset by a decline in revenues in the acute care sector. Declines in our acute care sector reflect the loss of the segment’s largest customer in the third quarter of 2004.

     Provider Technologies segment revenues increased in 2005 reflecting greater demand for our clinical applications and imaging technology offerings as well as growth in automation product installations. Revenues for 2004 decreased reflecting growth in software services and hardware which were fully offset by decreases in sales of non-clinical solutions, longer installation periods required for certain large complex clinical implementations and contracting changes in the segment’s automation business both of which had the effect of delaying revenue recognition.

     Gross Profit:

	Years Ended March 31,
(Dollars in millions)	2005	2004	2003

Gross Profit
Pharmaceutical Solutions	$2,203.3	$2,076.9	$1,956.3
Medical-Surgical Solutions	653.6	603.9	589.0
Provider Technologies	607.8	567.4	557.2

Total	$3,464.7	$3,248.2	$3,102.5

Gross Profit Margin
Pharmaceutical Solutions	2.89%	3.17%	3.69%
Medical-Surgical Solutions	22.58	21.49	20.72
Provider Technologies	46.69	47.19	45.71
Total	4.30	4.67	5.43

     Gross profit increased by 7% in 2005 and 5% in 2004. As a percentage of revenues, gross profit decreased 37 and 76 basis points in 2005 and 2004. Gross profit margin decreased primarily reflecting a decline in the Pharmaceutical Solutions segment margin. Additionally, declines in our gross profit margin were due to a higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments in 2004. Gross profit was also impacted by a $51.0 million provision for expected contract losses in 2003 within our Provider Technologies segment.

     In 2005, gross profit margin for our Pharmaceutical Solutions segment was impacted by:

–	a lower number of and average magnitude of price increases on branded pharmaceuticals in the current year compared to 2004,

–	pressure on other buy side margins as the industry continues to evolve. Certain types of vendor product incentives and sources of supply, such as certain inventory purchases in the secondary market, are not available at historical levels to the major distributors, which has the impact of reducing gross margins,

–	lower selling margins within our U.S. pharmaceutical distribution business which reflect a higher proportion of revenues attributable to institutional customers, and continued competitive pressures which moderated

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

somewhat in the second half of the year,

–	partially offsetting the above decreases, is increased compensation from pharmaceutical manufacturers under certain new fee-based arrangements. Throughout 2005, we have been actively working with pharmaceutical manufacturers to restructure our distribution agreements towards a fee-based model whereby we are appropriately and predictably compensated for the services we provide. Under these fee-based agreements, all or a significant portion of our compensation from pharmaceutical manufacturers is fixed and is no longer dependent upon pharmaceutical price increases. We have made progress towards this objective and expect to be complete by mid 2006,

–	the benefit of sales volume growth for U.S. and Canadian pharmaceutical distribution and services,

–	a lower proportion of revenues attributed to sales to customers’ warehouses within our U.S. pharmaceutical distribution business. Sales to customers’ warehouses represent bulk shipments, which we purchase and bring into our central distribution center and subsequently ship out in bulk to our customers’ warehouses. These revenues differ from our traditional direct store business in that we do not break the merchandise down; the merchandise comes in and goes out in the original bulk containers and we ship only to warehouse locations. We have significantly lower gross margin on these sales as we pass much of the efficiencies of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars in that the volume allows us to earn incremental product sourcing profits. In addition, our cash flows benefit from these sales due to favorable timing between the customer payment to us and our payment to the supplier,

–	higher supplier cash discounts from a change in customer mix,

–	the benefit of increased sales of generic drugs with higher margins,

–	a last-in, first-out (“LIFO”) inventory credit of $59.2 million, reflecting a number of generic product launches and the lower level of branded pharmaceutical price increases. In 2004, gross profit was impacted by a LIFO charge of $27.9 million which was primarily attributable to a small number of pharmaceutical drugs which did not move to the generic category (i.e., the price did not decrease) until 2005,

–	the receipt of $41.2 million cash proceeds representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer. In 2006, $51.2 million has been received for another settlement of an antitrust class action lawsuit. This additional settlement will be recorded in the first quarter of 2006. A similar credit of $21.7 million was received in 2004, and

–	improved performance in the segment’s pharmacy outsourcing business.

     The decrease in our Pharmaceutical Solutions segment gross profit margin in 2004 primarily reflects:

–	lower selling margins within our U.S. Pharmaceutical distribution business which reflect competitive pricing pressure, as well as lower buy side margin as the industry is evolving, including the ways in which distributors are being compensated by manufacturers. In addition, the proportion of cash discounts to revenues increased reflecting a change in customer mix,

–	a higher proportion of revenues attributed to sales to customers’ warehouses within our U.S. pharmaceutical distribution business,

–	a LIFO charge of $27.9 million compared to a credit of $13.7 million in 2003,

–	unfavorable adjustments from certain fixed-price contracts in this segment’s pharmacy outsourcing business,

–	partially offsetting the above decreases, the benefit of increased sales of generic drugs with higher margins, and

–	the receipt of $21.7 million cash proceeds representing our share of a settlement of an antitrust class action lawsuit brought against the manufacturer of a cardiac drug.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those fiscal years.

     Over the past two years, gross profit margin increased in our Medical-Surgical Solutions segment primarily due to a higher proportion of revenues being derived from our alternative site sector, which includes MMC, which has higher margins relative to the segment’s other sectors.

     Gross profit margin decreased in 2005 and increased in 2004 in our Provider Technologies segment. Excluding a $51.0 million provision for expected losses on certain of the segment’s international contracts in 2003, gross profit margin for 2004 approximated that of 2003. The decrease in the segment’s gross profit margin in 2005 primarily reflects a greater mix of revenue associated with clinical products which, because of their complexity, have a higher cost of installation and support than other more established products.

     In addition, in 2003, our Provider Technologies segment recorded a $51.0 million provision for expected losses on five multi-year contracts in the segment’s international business. Substantially all of these expected losses pertain to contracts that were entered into in 2001 or earlier. These contracts contained multiple-element deliverables, including customization of software. In addition, these contracts place significant reliance on third party vendors, as well as the customers. During the software development and implementation phases of these contracts, despite experiencing certain operational issues, we believed these contracts could be fully performed on a timely basis and remain profitable. In 2003, after experiencing numerous delays in product delivery and functionality, we conducted a reassessment of the contract delivery and project methodology, including assessment of our third party vendors’ ability to perform under these contracts. We determined that certain contract obligations, including software functionality, could not be met within existing contract cost estimates and delivery dates. Accordingly, in 2003, we reassessed our estimate of the costs to fulfill our contract obligations and recorded a $51.0 million provision for the expected contract losses.

     Operating Expenses:

	Years Ended March 31,
(Dollars in millions)	2005	2004	2003

Operating Expenses
Pharmaceutical Solutions	$1,151.5	$1,119.3	$1,021.2
Medical-Surgical Solutions	555.8	501.2	511.9
Provider Technologies	513.8	450.7	473.5
Corporate	234.1	193.6	162.9

Subtotal	2,455.2	2,264.8	2,169.5
Securities Litigation charge	1,200.0	—	—

Total	$3,655.2	$2,264.8	$2,169.5

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.51%	1.71%	1.92%
Medical-Surgical Solutions	19.20	17.83	18.01
Provider Technologies	39.47	37.48	38.84
Total	4.54	3.26	3.80

     Operating expenses increased 61% to $3.7 billion in 2005 and 4% to $2.3 billion in 2004. Operating expenses for 2005 include a $1.2 billion charge pertaining to our Securities Litigation. Operating expenses as a percentage of revenues increased 128 basis points (or decreased 21 basis points excluding the Securities Litigation charge) in 2005 and decreased 54 basis points in 2004. Excluding the items noted below, increases in operating expenses were primarily due to additional expenses incurred to support our sales volume growth, including distribution expenses, higher foreign currency exchange rates for our Canadian operations, and for 2005, expenses from the MMC business which was acquired at the beginning of the fiscal year. Partially offsetting these increases was a decrease in bad debt expense as a result of improved management of accounts receivable. Excluding the Securities Litigation charge, decreases in operating expenses as a percentage of revenue were primarily due to the leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations within our Pharmaceutical Solutions segment. In addition, for 2004, the decrease was also attributable to a higher proportion of sales to customers’ warehouses, which have lower operating expense margins.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Operating expenses included the following significant items:

2005

–	a $1.2 billion charge relating to the Securities Litigation as well as incremental legal costs which were included in Corporate expenses, and

–	approximately $12 million of settlement charges pertaining to a non-qualified pension plan, which were primarily included in Corporate expenses.

2004

–	a $21.0 million charge for uncollected balances on loans made to former employees for the purchase of McKesson common stock primarily in February 1999, which were included in Corporate expenses,

–	increases in pension expense of $13.9 million primarily for our U.S. defined benefit pension plans. In 2004 and 2003, we reduced the assumed long-term rate of asset return and the discount rate for our U.S. defined benefit pension plans to better reflect long-term expectations for the plans’ portfolios and rates for high-quality corporate long-term bonds,

–	a $66.4 million credit pertaining to the reversal of a portion of customer settlement reserves in our Provider Technologies segment. Information regarding this and other restructuring programs is included under the caption “Restructuring Activities,” included in this Financial Review,

–	a net decrease in bad debt expense of $14.1 million; however, bad debt expense varied greatly by operating segment, and

–	$14.8 million of gains on the sales of three surplus properties, recorded primarily in Corporate expenses.

2003

–	a $22.3 million credit for the reversal of a portion of customer settlement reserves within our Provider Technologies segment.

     Other Income and Gain (Loss) on Investments, net:

	Years Ended March 31,
(In millions)	2005	2004	2003

Other Income, net	$68.7	$49.4	$45.1
Gain (Loss) on Investments, net	—	(1.2)	1.4

Total	$68.7	$48.2	$46.5

By Segment
Pharmaceutical Solutions	$24.9	$22.5	$31.6
Medical-Surgical Solutions	4.3	3.7	2.3
Provider Technologies	12.7	11.5	17.9
Corporate	26.8	10.5	(5.3)

Total	$68.7	$48.2	$46.5

     Other income increased in 2005 primarily due to greater Corporate interest income and increases in equity in earnings of our investments. In 2004, other income increased nominally as increases in Corporate interest income were almost fully offset by decreases in our Pharmaceutical Solutions segment, which primarily reflected decreases in equity earnings of our investments and gains on sales of investments.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,
(Dollars in millions)	2005	2004	2003

Segment Operating Profit
Pharmaceutical Solutions	$1,076.7	$980.1	$966.7
Medical-Surgical Solutions	102.1	106.4	79.4
Provider Technologies	106.7	128.2	101.6

Subtotal	1,285.5	1,214.7	1,147.7
Corporate Expenses, net	(207.3)	(183.1)	(168.2)
Securities Litigation charge	(1,200.0)	—	—
Interest Expense	(118.0)	(120.2)	(128.1)

Income (Loss) from Continuing Operations, Before Income Taxes	$(239.8)	$911.4	$851.4

Segment Operating Profit Margin
Pharmaceutical Solutions	1.41%	1.50%	1.82%
Medical-Surgical Solutions	3.53	3.79	2.79
Provider Technologies	8.20	10.66	8.33

     Segment operating profit includes gross margin, net of operating expenses, other income and gain (loss) on investments for our three business segments. In addition to the significant items previously discussed, increases in operating profit reflect revenue growth and increased operating profit in our Pharmaceutical Solutions segment, partially offset by lower operating profit in our Medical-Surgical Solutions and Provider Technologies segments for 2005. Increases in operating profit in 2004 reflect revenue growth and increased operating profit in our Pharmaceutical Solutions segment, combined with improved operating profits in our Medical-Surgical Solutions and Provider Technologies segments.

     Operating profit, as a percentage of revenues, over the last two years decreased in our Pharmaceutical Solutions segment. This decrease primarily reflects a net decline in gross margins, offset in part with cost reductions by leveraging the segment’s fixed cost infrastructure and productivity improvements in back-office and field operations. In addition, in 2004, operating profit included a $30.0 million bad debt provision for a customer bankruptcy and a decrease in gains on sales of venture investments, offset in part by lower restructuring charges.

     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues declined in 2005 primarily reflecting an increase in gross profit margins which were more than offset by a higher proportion of operating expenses. Operating expenses increased, in both dollars and as a percentage of revenues, primarily due to the acquisition of MMC, and a higher proportion of costs incurred to serve the segment’s alternative site customers, which have a higher cost-to-serve ratio than the segment’s other customers. Operating profit for 2005 was also impacted by the lack of flu vaccine supply as well as a $7.4 million charge to operating expenses due to an increase in litigation reserves. Operating profit as a percentage of revenues increased in 2004 for this segment primarily reflecting improvements in gross profit and a reduction in operating expenses. The reduction in 2004 operating expenses reflects the removal of duplicate operating expenses as a result of the segment’s 2002/2003 distribution center network consolidation plan, as well as other operational improvements including a significant decrease in bad debt expense. In 2003, operating profit benefited from $12.0 million in reversals of the prior year’s accrued restructuring charges as a result of a modification to the segment’s distribution center network consolidation plan. This benefit was partially offset by an increase in bad debt expense of approximately $11 million.

     Provider Technologies segment’s operating profit as a percentage of revenues decreased in 2005 and increased in 2004. Operating profit for 2005 reflects a decrease in gross profit margin as well as an increase in operating expenses to support the segment’s revenue growth and a decrease in customer settlement reserve reversals. Increases in operating profit as a percentage of revenues for 2004 reflects a higher gross profit margin, $66.4 million of reversals of customer settlement reserves due to favorable settlements and negotiations (or $44.1 million more than 2003), and better control of expenses. Operating profit for 2003 reflects a $51.0 million provision for expected losses on five multi-year contracts within the segment’s international business and a $22.3 million credit for the reversal of a portion of customer settlement reserves.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     Corporate expenses, net of other income, increased over the last two years. Expenses for 2005 reflect $25.1 million of incremental legal costs due to accelerating activity in our Securities Litigation, approximately $10 million of the previously discussed settlement charges pertaining to a non-qualified pension plan and additional administrative expenses to support various initiatives. In 2005, we made several lump sum cash payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with accounting standards, additional charges for settlements associated with lump sum payments of pension obligations were expensed in the period in which the payments were made. Corporate expenses, net of other income, were partially offset by higher interest income earned. Expenses for 2004 reflect a $21.0 million charge for uncollected balances on loans made to former employees for the purchase of McKesson common stock primarily in February 1999, $13.8 million incremental legal costs associated with our Securities Litigation, higher pension expense, and severance costs associated with the restructuring of our enterprise-wide information network support departments. Partially offsetting these increases was approximately $13 million of gains on the sales of surplus properties.

     Securities Litigation Charge: As discussed in Financial Note 19, numerous legal proceedings arose out of our April 28, 1999 announcement regarding accounting improprieties at HBOC, now known as McKesson Information Solutions LLC (the “Securities Litigation”). In 2005, we recorded a pre-tax charge totaling $1.2 billion ($810.0 million after-tax) for the Securities Litigation charge. The charge consists of $960.0 million for the Consolidated Action and $240.0 million for other Securities Litigation proceedings, as discussed in the following two paragraphs.

     On January 12, 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we will pay the settlement class a total of $960.0 million in cash. Plaintiffs’ attorneys’ fees will be deducted from the settlement amount prior to payments to class members. The parties have agreed on the terms of a stipulation of settlement and are finalizing the exhibits to the stipulation before submitting it to the Court. The settlement agreement is subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class, and final approval by the Court after a hearing.

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

     Interest Expense: Interest expense decreased nominally in 2005 as the benefit of lower average borrowings was almost fully offset by increases in our effective interest rate. Interest expense decreased in 2004 primarily due to lower average borrowings, including the repayment of $125.0 million of 6.55% notes in November 2002.

     Income Taxes: The Company’s reported tax rate was 34.7%, 29.1% and 34.0% in 2005, 2004 and 2003. In addition to the items noted below, fluctuations in the reported tax rate are primarily due to changes within state and foreign tax rates resulting from the Company’s business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.

     In 2005, we recorded an income tax benefit of $390.0 million for the Securities Litigation. We believe the proposed settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and the Company expects challenges from the taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. Accordingly, we have provided a reserve of $85.0 million for future resolution of these uncertain tax matters. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.

     In 2005, we recorded a $9.6 million income tax benefit arising primarily from settlements and adjustments with various taxing authorities and a $2.8 million income tax benefit primarily due to a reduction of a valuation allowance related to state income tax net operating loss carryforwards. We believe that the income tax benefit from a portion of these state net operating loss carryforwards will now be realized.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     In 2004, our reported tax rate benefited from various state tax initiatives. We recorded a $23.2 million tax benefit relating to favorable tax settlements and adjustments with the U.S. Internal Revenue Service and with various taxing authorities. A large portion of this benefit, which was not previously recognized by the Company, resulted from the filing of amended tax returns by our subsidiary, McKesson Information Solutions LLC (formerly known as HBO & Company) for the years ended December 31, 1998 and 1997.

     Net Income: Net income (loss) was ($156.7) million, $646.5 million and $555.4 million in 2005, 2004 and 2003. Diluted earnings (loss) per share was ($0.53), $2.19 and $1.88 in 2005, 2004 and 2003. Excluding the Securities Litigation charge, 2005 net income and net income per diluted share would have been $653.3 million and $2.19.

     A reconciliation between our net loss per share reported for U.S. GAAP purposes and our earnings per diluted share, excluding the charge for the Securities Litigation for 2005 is as follows:

Year Ended
(In millions except per share amounts)	March 31, 2005

Net loss, as reported	$(156.7)
Exclude:
Securities Litigation charge	(1,200.0)
Estimated income tax benefit	390.0

Securities Litigation charge, net of tax	(810.0)

Net income, excluding Securities Litigation charge	$653.3

Diluted earnings per common share, excluding Securities Litigation charge (1)	$2.19

Shares on which diluted earnings per common share, excluding the Securities Litigation charge, were based	301.4

(1)	Interest expense, net of related income taxes of $6.2 million, has been added to net income, excluding the Securities Litigation charge, for purpose of calculating diluted earnings per share. This calculation also includes the impact of dilutive securities (stock options, convertible junior subordinated debentures and restricted stock).

     Discontinued Operations: Net loss from discontinued operations was $6.7 million ($0.02 per diluted share) in 2003. Results from discontinued operations include those of a marketing fulfillment business, which we sold in 2003, as well as adjustments made in 2003 relating to the 2000 divestiture of our Water Products business.

     Weighted Average Diluted Shares Outstanding: Diluted earnings (loss) per share were calculated based on an average number of shares outstanding of 293.5 million, 298.6 million and 298.8 million for 2005, 2004 and 2003. For 2005, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

International Operations

     International operations accounted for 6.7%, 6.7% and 6.3% of 2005, 2004 and 2003 of consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Notes 4 and 22, “Contracts” and “Segments of Business” to the accompanying consolidated financial statements.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Restructuring Activities

     Net charges (credits) from restructuring activities over the last three years were as follows:

	Years Ended March 31,
(In millions, except for number of employees)	2005	2004	2003

By Expense Type:
Severance	$0.4	$5.8	$(5.8)
Exit-related costs	0.1	(2.3)	(0.3)
Asset impairments	—	0.3	1.3

Subtotal	0.5	3.8	(4.8)
Customer settlement reserve reversals	(4.0)	(66.4)	(22.3)

Total	$(3.5)	$(62.6)	$(27.1)

By Segment:
Pharmaceutical Solutions	$0.6	$(0.2)	$7.7
Medical-Surgical Solutions	0.3	0.6	(11.7)
Provider Technologies	(4.4)	(66.6)	(22.3)
Corporate	—	3.6	(0.8)

Total	$(3.5)	$(62.6)	$(27.1)

Number of employees terminated (primarily in distribution, delivery and associated back-office functions)	111	151	326

     In 2005 and 2004, net charges for restructuring activities, excluding customer settlement reserve reversals, amounted to $0.5 million and $3.8 million. These charges related to a number of smaller initiatives offset in part by adjustments to prior years’ restructuring reserves.

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

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Provider Technologies segment. Customer settlement reserves were established, reviewed and assessed on a customer and contract specific basis, and actual settlements for each customer varied significantly depending on the specific mix and number of products, and each customer contract or contracts. In 2005, 2004 and 2003, we reversed $4.0 million, $66.4 million and $22.3 million of accrued customer settlement reserves into operating expenses due to favorable settlements and negotiations with affected customers. There have been no significant offsetting changes in estimates that increase the provision for customer settlements. Total cash and non-cash settlements of $45.3 million and $95.6 million have been incurred since the inception of this restructuring plan. Non-cash settlements represent write-offs of customer receivables. As of March 31, 2005, accrued customer settlement reserves were $1.6 million and we do not anticipate any significant adjustments to the reserve.

     Refer to Financial Note 5, “Restructuring and Related Asset Impairments,” to the accompanying consolidated financial statements for further discussion regarding our restructuring activities.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Acquisitions and Investments

     We made the following acquisitions and investments:

-	In 2005, we invested $32.7 million in return for a 79.7% interest in Pahema, S.A. de C.V. (“Pahema”), a Mexican holding company. Two additional investors, owners of approximately 30% of the outstanding shares of Nadro S.A. de C.V. (“Nadro”) (collectively, “investors”), contributed $9.6 million for the remaining interest in Pahema. In December 2004, Pahema completed a 6.50 Mexican Pesos per share, or approximately $164 million, tender offer for approximately 284 million shares (or approximately 46%) of the outstanding publicly held shares of common stock of Nadro. Pahema financed the tender offer utilizing the cash contributed by us and the investors, and borrowings totaling 1.375 billion Mexican Pesos, in the form of two notes with Mexican financial institutions. Subsequently, the common stock of Pahema was exchanged for common stock of Nadro, resulting in the merger of the two companies. As a result, we currently own approximately 49% of Nadro. Prior to the tender offer, we owned approximately 22% of the outstanding common shares of Nadro. We continue to utilize the equity method in accounting for our investment in Nadro.

-	In the first quarter of 2005, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of approximately $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of MMC’s operations have been included in the consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.

-	In 2003, we acquired the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”) for an aggregate cash purchase price of $347.0 million. A.L.I. provides digital medical imaging solutions, which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film purchase and storage. The acquisition of A.L.I. complemented our Horizon Clinicals™ offering by incorporating medical images into a computerized patient record. Approximately $328 million of A.L.I.’s purchase price was assigned to goodwill, none of which is deductible for tax purposes. The aggregate purchase price was financed through cash and short-term borrowings. The results of A.L.I.’s operations have been included in the consolidated financial statements within our Provider Technologies segment since its acquisition date.

-	In 2003, we purchased the remaining interest in an investment of our Pharmaceutical Solutions segment for approximately $32 million, retained a small portion of the business and subsequently sold the balance for approximately $40 million, the proceeds of which consisted of an interest bearing ten-year note receivable, resulting in a nominal loss.

     During the last three years we also completed several smaller acquisitions and investments within all three of our operating segments. Purchase prices have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

2006 Outlook

     Information regarding the Company’s 2006 outlook, including business risks and opportunities, is contained in our Form 8-K dated May 5, 2005. This Form 8-K should be read in conjunction with the sections “Factors Affecting Forward-looking Statements” and “Additional Factors That May Affect Future Results” included in this Financial Review.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. At March 31, 2005, trade and notes receivables were $5,492.2 million, and other customer financing was $189.8 million, prior to allowances of $159.5 million.

     In addition, at March 31, 2005, we had $44.9 million of notes receivable from certain of our current and former officers and senior managers related to purchases of common stock under our various employee stock purchase plans. These notes were issued for amounts equal to the market value of the stock on the date of the purchase, are full recourse to the borrower and were due at various dates through February 2004. As of March 31, 2005, the value of the underlying stock collateral was $23.8 million. We evaluate the collectability of these notes on an ongoing basis. As a result, in 2004, we recorded a $21.0 million charge for notes due from former employees whose uncollected balances relate to the purchase of the Company’s common stock primarily in February 1999. In 2005, we reversed approximately $6 million of this reserve based on an increase in price of the underlying stock collateral. There can be no assurance that we will recover the full amounts due under any of the notes and we continue to assess their collectability.

     Valuation of Inventories: We state inventories at the lower of cost or market. Inventories for our Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale. For our Pharmaceutical Solutions segment, the majority of the cost of domestic inventories was determined on the LIFO method and international inventories are stated using the first-in, first-out (“FIFO”) method. Cost of inventories for our Medical-Surgical Solutions segment was primarily determined on the FIFO method. Provider Technologies segment’s inventories consist of computer hardware with cost determined either by the specific identification or the FIFO method. Total inventories were $7.5 billion and $6.7 billion at March 31, 2005 and 2004. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products, or the loss of one or more significant customers are factors that could affect the value of our inventories.

     Valuation of Goodwill: We have significant goodwill assets as a result of acquiring businesses. We account for goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires us to maintain goodwill assets on our books unless the assets are deemed to be impaired. We perform an impairment test on goodwill balances annually or when indicators of impairment exist. Such impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the operations in which goodwill is assigned. If carrying value exceeds fair value, a second step would be performed to calculate the amount of impairment. Fair values can be determined using income, market or cost approaches.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     We predominately use a discounted cash flow model derived from internal budgets in assessing fair values for our goodwill impairment testing. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. At March 31, 2005, we concluded that there was no impairment in our goodwill.

     Contract Accounting: We use the percentage of completion method of accounting to recognize certain revenues and costs, primarily for long-term software contracts within our Provider Technologies segment. This method of accounting requires us to estimate the timing and amounts of total revenue to be earned and total costs to be incurred over the life of a contract. Revenue estimates are derived primarily from negotiated contract prices modified by assumptions regarding change orders, contract arrangements and assumptions regarding penalty provisions associated with technical performance. Revenues are recorded based on the percentage of costs incurred to date compared to the most recent estimate of total costs to complete each contract. Cost estimates are based primarily on the expected amount of resources required to complete the contract.

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

     As previously reported, there have been contract delays to date which have increased costs and decreased the amount of time in which we can earn revenues. These delays have adversely impacted the contract’s projected profitability and no material revenue has yet been recognized on this contract. As of March 31, 2005, our consolidated balance sheet includes an investment of approximately $114 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. Due to the delays and other desired modifications to the original contract, we have negotiated a tentative agreement with the NHS on changes to certain key terms and conditions in the contract including a term extension and updated implementation plan. We expect this contract amendment to be signed in the first quarter of the 2006 fiscal year. While we believe it is likely that we can deliver and operate a satisfactory system and recover our investment in this contract, failure to sign the tentative agreement in its current form and/ or further implementation delays may result in significant losses that could be material. Additionally, if there is further modification to the tentative amended contract terms and conditions and implementation plan, it is possible that the terms of that agreement may result in significant losses, that could be material.

     Stock Options: We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In accordance with APB No. 25, compensation expense is recorded based on a stock option’s intrinsic value, which is the difference between the market value of a company’s stock and the exercise price at the date of grant. As we generally grant stock options to employees at market value at the date of grant, compensation expense as a result of option grants has been nominal.

     Effective April 1, 2006, we anticipate recording stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of cost resulting from all share-based payments, including grants of employee stock options, in the financial statements based on the grant-date fair values. We intend to adopt this standard using the modified prospective method of transition, whereby compensation cost will be recognized for new awards granted and awards modified, repurchased and cancelled after April 1, 2006 and for the unvested portion of all awards issued prior to and outstanding at April 1, 2006 at their respective grant date fair value as the remaining requisite service is rendered.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     We have historically used the Black-Scholes option pricing model in determining the fair value of the stock options for our stock-based compensation disclosures. Key assumptions for this option pricing model include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of the option’s fair value and hence the related compensation expense. The expected term of the option represents the period of time that options are expected to remain outstanding and is derived from historical data on option exercises. Expected volatility is based on historical volatility of our common stock over a period of time that approximates the expected term. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant with a remaining term equal to the expected term of the option. We calculate the expected dividend yield using the historical annual dividend payments and the expected future stock price. An increase in the expected term of the option, stock price volatility and/or risk-free interest rate will increase compensation expense. An increase in the dividend yield will decrease compensation expense.

     Had we accounted for employee stock options based on fair value for all awards that vested during the year, net loss and net loss per share for 2005 would have been $207.7 million and $0.71 compared to the reported net loss and net loss per share of $156.7 million and $0.53. Pro forma amounts including stock-based compensation were impacted by certain stock option vesting period accelerations and as a result, are not indicative of future estimated stock-based compensation expense.

     Historically, options granted by the Company generally vest over four years and have a term of seven or ten years. However, for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R), in 2004, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the accelerated vesting of substantially all unvested stock options outstanding at that time. Furthermore in 2005, the Committee approved a shorter vesting period for approximately 6 million stock options that were granted during the year. These 2005 options were fully vested by March 31, 2005. As SFAS No. 123(R) compensation expense is typically amortized over the related vesting period, the stock options that received accelerated vesting in 2004 did not impact the pro forma expense in 2005. Offsetting this decrease, was the significant pro forma expense associated with the 2005 stock options that received a shorter vesting period.

     We are currently assessing the impact of SFAS No. 123(R) on our consolidated financial statements. As part of this assessment, we are evaluating modifications to our long-term compensation program for key employees across the Company, which may limit stock option grants in favor of restricted share grants and long-term, performance-based cash compensation. Nevertheless, we do believe that this standard could have a material impact on our consolidated financial statements.

     Securities Litigation: As discussed in Financial Note 19, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, in the third quarter of 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we will pay the settlement class a total of $960 million in cash. The settlement agreement is subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class, and final approval by the Court after a hearing. Other than the Consolidated Action, none of the previously reported Securities Litigation has been resolved by the settlement described above. As a result, during the third quarter of 2005, we recorded a pre-tax charge totaling $1.2 billion ($810.0 million after-tax) for the Securities Litigation charge, which consists of $960 million settlement payment and $240 million reserve. In addition, for the litigation costs not covered under our directors and officers’ liability insurance policies, we accrue costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. We expensed $42.8 million, $17.7 million and $3.9 million in 2005, 2003 and 2002 in connection with these matters.

     We believe these recorded amounts will be adequate to address our remaining potential exposures in relation with the Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve.

     Pension and Other Postretirement Benefits: Our pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions used in calculating such amounts. Our major assumptions for determining net pension and postretirement benefit costs include the discount rate, long-term return on assets, and medical cost trends rates. We evaluate these critical assumptions at least annually.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     We base the discount rate assumption on current investment yields on high quality fixed-income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. Long-term return on plan assets is determined based on the historical experience of our portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Our target asset allocation is determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve our overall investment objective. Our medical trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trend. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The effects of actual results differing from our assumptions are included in unamortized net gain and loss, which is amortized over future periods.

     Sensitivity to changes in the major assumptions for our U.S. pension and postretirement plans are as follows:

		Pension Plans		Other Postretirement
	Percentage	Projected		Projected
	Point	Benefit		Benefit
(In millions)	Change	Obligation	Expense	Obligation	Expense

Long-term return on assets	+/- 1.0 pt	$—	$3.2/(3.2)	$—	$—
Discount rate	+/- 1.0 pt	(35.6)/39.4	(3.2)/ 3.2	(14.8)/15.9	(4.3)/4.5

     Further information on our pension and postretirement benefit plans is provided in Financial Note 15, “Pension Benefits,” and Note 16, “Other Postretirement Benefits”, to the accompanying consolidated financial statements.

     Income Taxes: As discussed in Financial Note 17, “Income Taxes”, we recorded an income tax benefit of $390 million relating to the Securities Litigation in the third quarter of 2005. We believe the proposed settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and the Company expects challenges from the taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. Accordingly, we have provided a reserve of $85 million for future resolution of these uncertain tax matters. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.

     We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the estimated worldwide provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize liabilities for anticipated tax audit issues based on estimates of whether additional amounts will be due. As of March 31, 2005, approximately $242 million has been accrued for such matters. To the extent that the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. As discussed in Financial Note 1, “New Accounting Pronouncements”, to the accompanying consolidated financial statements, we are currently evaluating whether a tax deduction on qualified production activities provided by the AJCA may be available to us and the impact of FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” on our consolidated financial statements. We will recognize the tax benefit of such deductions, if any, beginning in 2006.

     In addition, the AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. We are also evaluating the effects of the repatriation provision and the impact of FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” on our consolidated financial statements. We expect to complete this evaluation before the end of 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500 million. The related potential range of income tax is between zero and $27.7 million.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Net cash flow from operating activities was $1,538.4 million in 2005, compared with $595.2 million in 2004 and $773.4 million in 2003. Net cash flow from operating activities in 2005 includes an $810.0 million non-cash after-tax charge for the Securities Litigation. We anticipate paying this liability commencing in mid-2006. Net cash flow from operating activities improved in 2005 reflecting greater earnings, excluding the Securities Litigation charge, as well as the evolving nature of our U.S. pharmaceutical distribution business. Notably, purchases from certain of our suppliers are better aligned with customer demand and as a result, net financial inventory (inventory net of accounts payable) has decreased. In addition, working capital levels benefited from favorable receivable terms on our new contract with the Department of Veterans Affairs and improved accounts receivable management. Partially offsetting this working capital decrease is increased working capital associated with revenue growth, including our new contract with the Department of Veterans Affairs. Included in our 2005 net cash flow from operating activities is $40.0 million of cash provided to a customer in exchange for a note receivable as well as a cancellation of a credit facility guarantee and other guarantee in favor of this customer. 2004 and 2003 net cash flow from operations primarily reflects greater earnings, offset in part by net increases in working capital required to support our revenue growth.

     Net cash used in investing activities was $355.3 million in 2005, compared with $299.7 million in 2004 and $664.0 million in 2003. The increased use of cash in 2005 includes $108.9 million of business acquisition expenditures, primarily for the acquisition of MMC and the increased investment in Nadro. Business acquisition expenditures in 2003 include $347.0 million paid for the acquisition of A.L.I. Capitalized software expenditures decreased in 2005 compared to prior years primarily due to the completion of certain technology related initiatives. This decrease was partially offset by a higher level of property acquisitions which primarily reflect improvements to our warehouse distribution and information technology networks.

     Financing activities utilized cash of $91.1 million, $109.5 million and $145.2 million in 2005, 2004 and 2003. Financing activities for 2005 include repayment of $268.3 million of long-term debt and an incremental $130.7 million from common stock issuances primarily resulting from an increase in employees’ exercises of stock options. Financing activities for 2004 include $156.8 million of stock repurchases and the receipt of $32.8 million pertaining to the collection of employee loans. 2003 financing activities include the repayment of $125.0 million of term debt that had matured and $25.0 million of stock repurchases.

     In 2004 and 2003, we repurchased 3.9 million and 0.9 million shares of our common stock for $115.1 million and $25.0 million. In 2004, we effectively completed a $250.0 million repurchase program initiated in 2001, which resulted in the repurchase of a total of 8.3 million shares of our common stock. Also in 2004, the Company’s Board of Directors approved a new program to repurchase up to $250.0 million of additional common stock of the Company. Under this new program, we repurchased 1.4 million shares for $41.5 million in 2004. The Company made no stock repurchases in 2005. Stock repurchases may be made in open market or private transactions.

     Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2005	2004	2003

Cash, cash equivalents and marketable securities	$1,809.3	$717.8	$533.5
Working capital	3,539.7	3,587.9	3,278.4
Debt net of cash, cash equivalents and marketable securities	(598.8)	766.8	973.6
Debt to capital ratio (1)	18.7%	22.3%	25.0%
Net debt to net capital employed (2)	(12.8)%	12.9%	17.7%
Return on stockholders’ equity (3)	(3.0)%	13.4%	13.2%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.

     Working capital primarily includes receivables and inventories, net of drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements, the desired level of

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

investment inventory and the number and timing of new fee-based arrangements with pharmaceutical manufacturers. Consolidated working capital has increased over the past two years primarily as a result of our higher sales volume.

     Our ratio of net debt to net capital employed declined over the past two years as a growth in our operating profit was in excess of the growth in working capital and other investments needed to fund the increase in revenue.

     As previously discussed in this financial review, we recorded a pre-tax charge of $1.2 billion ($810.0 million after-tax) for the Securities Litigation charge in the third quarter of 2005. We do not expect to have difficulties financing the settlement as payment becomes due later this calendar year 2005 based on available information.

     The Company has paid quarterly cash dividends at the rate of $0.06 per share on its common stock since the fourth quarter of 1999. Recently, a dividend of $0.06 per share was declared by the Company’s Board of Directors on January 26, 2005, and was paid on April 1, 2005 to stockholders of record at the close of business on March 1, 2005. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

     Financial Obligations and Commitments:

     The table below presents our significant financial obligations and commitments at March 31, 2005:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5

On balance sheet
Securities Litigation	$1,200.0	$1,200.0	$—	$—	$—
Long-term debt	1,208.1	7.8	184.4	230.7	785.2
Other (1)	325.7	27.9	56.0	49.3	192.5
Off balance sheet
Purchase obligations	2,742.1	2,681.9	15.6	12.5	32.1
Customer guarantees	189.8	24.2	33.9	1.7	130.0
Other (2)	323.3	87.9	123.5	53.2	58.7

Total	$5,989.0	$4,029.7	$413.4	$347.4	$1,198.5

(1) Primarily includes estimated payments for pension and postretirement benefit plans.

(2) Primarily includes operating lease obligations.

     We define a purchase obligation as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases, capital commitments and service agreements.

     We have agreements with certain of our customers’ financial institutions (primarily for our Canadian business) under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2005, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $179.5 million and $10.3 million. In 2005, we converted a $40.0 million credit facility guarantee in favor of a customer to a note receivable due from this customer. This secured note bears interest and is repayable in 2007. In conjunction with this modification, an inventory repurchase guarantee in favor of this customer for approximately $12 million was also terminated in 2004. The amount due under the note receivable from this customer was approximately $36 million at March 31, 2005. We consider it unlikely that we would make significant payments under these guarantees, and accordingly, amounts accrued for these guarantees were nominal.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

     In addition, our banks and insurance companies have issued $84.9 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

     Credit Resources:

     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. In September 2004, we entered into a $1.3 billion five-year, senior unsecured revolving credit facility. Borrowings under the new credit facility bear interest at a fixed base rate, or a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. Effective as of the closing date of the new credit facility agreement, we terminated the commitments under a $550 million, three-year revolving credit facility that would have expired in September 2005, and a $650 million, 364-day credit facility that would have expired in September 2004. At March 31, 2005, no amounts were outstanding under the current revolving credit facility.

     We also have a $1.4 billion revolving receivables sale facility, which was renewed in June 2004, the terms of which are substantially similar to those previously in place with the exception that the facility was increased by $300.0 million. This facility expires in June 2005. At March 31, 2005, no amounts were outstanding or utilized under the receivables sale facility.

     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently BBB, BBB and Baa3, and our commercial paper ratings are currently A-2, F-2 and P-3. Our ratings outlook is stable with all three agencies. Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235.0 million of term debt could be accelerated. At March 31, 2005, this ratio was 18.7% and we were in compliance with all other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations through our credit facilities, as well as the issuance of additional debt at the interest rates then currently available.

     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

MARKET RISKS

     Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 basis points in 2005, interest expense would not have been materially different from that reported.

     As of March 31, 2005, the aggregate fair value of our long-term debt was $1,334.5 million. Fair value was estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.

     We derive revenues from Canada, the United Kingdom, Ireland, France, the Netherlands, Australia, New Zealand and Puerto Rico. In addition, as discussed in Part I, “Business” of this Annual Report on Form 10-K, we currently own an approximate 49% equity interest in a pharmaceutical distributor in Mexico. We are subject to foreign currency exchange risk on cash flows related to sales, expenses, financing and investment transactions. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows could be materially affected. Aggregate foreign exchange translation gains and losses included in operations, comprehensive income and stockholders’ equity are discussed in Financial Note 1 to the accompanying consolidated financial statements, “Significant Accounting Policies.”

RELATED PARTY BALANCES AND TRANSACTIONS

     Information regarding our related party balances and transactions is included in “Critical Accounting Policies” appearing within this Financial Review and Financial Note 21, “Related Party Balances and Transactions,” to the accompanying consolidated financial statements.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following additional factors may affect our future results:

Adverse resolution of pending Securities Litigation regarding the restatement of our historical financial statements may cause us to incur material losses.

     As discussed in Financial Note 19, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, in the third quarter of 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we will pay the settlement class a total of $960.0 million in cash. The settlement agreement is subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class, and final approval by the Court after a hearing. Other than the Consolidated Action, none of the previously reported Securities Litigation has been resolved by the settlement described above. As a result, during the third quarter of 2005, we recorded a pre-tax charge totaling $1.2 billion ($810.0 million after-tax) for the Securities Litigation charge, which consists of $960.0 million settlement payment and $240.0  million reserve. In addition, for the litigation costs not covered under our directors and officers’ liability insurance policies, we accrue costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. We recorded $42.8 million, $17.7 million and $3.9 million of such expenses in 2005, 2004 and 2003.

     We believe theses recorded amounts will be adequate to address our remaining potential exposures in relation with the Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the reserve.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

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

     There have been increasing efforts by pharmaceutical manufacturers to control or limit the product availability in the supply channels, which impacts the ways in which distributors are being compensated by manufacturers. For instance, certain types of vendor product incentives and sources of supply, such as certain inventory purchases on the secondary market, are not available at historical levels to the major distributors, which have the impact of reducing gross margins. We have been actively working with manufacturers through restructured distribution agreements to ensure that we are appropriately and predictably compensated for the services we provide and are making solid progress toward this objective. However, if we fail to negotiate favorable terms, or if we fail to negotiate successfully in a timely manner as we anticipate, such efforts by certain pharmaceutical manufacturers could have an adverse impact on our profitability.

     Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our revenues and gross margins have increased from our generic drug offering programs. An increase or a decrease in the availability of these generic drugs could have a material impact on our net income.

     There have been increasing efforts by various levels of government including state boards and comparable agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit drugs, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system. Certain states, such as Florida, have already adopted laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. These laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and may negatively impact our operating results.

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

     Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), the U.S. government recently proposed changes in certain pharmaceutical reimbursement rates. We may be adversely impacted by changes or changes that may be proposed in the future under the Act. We are in the process of developing plans to mitigate any exposures from these changes in reimbursement rates and the way our customers conduct their business under the Act. However, if we fail to successfully implement such plans, our business and the results of operations may be adversely impacted.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Substantial defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition and results of operations and liquidity.

     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2005, sales to our ten largest customers accounted for approximately 50% of our total consolidated revenues (including sales to customers’ warehouses). Sales to our largest customer, Rite Aid Corporation, represented approximately 10% of our 2005 total consolidated revenues. At March 31, 2005, accounts receivable from our ten largest customers and Rite Aid Corporation were approximately 49% and 7% of total accounts receivable. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from this or any other large customer could have a significant negative impact on our financial condition, results of operations and liquidity.

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

The ability of our Provider Technologies business to attract and retain customers due to challenges in software product integration and technological advances may significantly reduce our revenues or increase our expenses.

     Our Provider Technologies business delivers enterprise-wide patient care, clinical, financial, managed care, payor and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to healthcare organizations throughout the United States and certain foreign countries. Challenges in integrating Provider Technologies software products could impair our ability to attract and retain customers and may reduce our revenues or increase our expenses.

     Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by our Provider Technologies business. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure. The success of our Provider Technologies business will depend, in part, on its ability to be responsive to technological developments, pricing pressures and changing business models. To remain competitive in the evolving healthcare information systems marketplace, our Provider Technologies business must develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of our Provider Technologies business to attract and retain customers and thereby significantly reduce our net income.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

The loss of third party licenses utilized by our Provider Technologies segment may adversely impact our operating results.

     We license the rights to use certain technologies from third-party vendors to incorporate in or complement our Provider Technologies segment products and solutions. These licenses are generally nonexclusive, must be renewed periodically by mutual consent, and may be terminated if we breach the terms of the license. As a result, we may have to discontinue, delay or reduce product shipments until we obtain equivalent technology, which could hurt our business. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.

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

System errors and warranties in Provider Technologies segment’s products could cause unforeseen liabilities.

     Our Provider Technologies segment’s software and software systems (“systems”) are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. Our Provider Technologies business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. Failure of a client’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Potential regulation by the U.S. Food and Drug Administration, or FDA, of Provider Technologies products as medical devices could impose increased costs, delay the introduction of new products and negatively impact our business.

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

New and potential federal regulations relating to patient confidentiality and format and data content standards could depress the demand for our Provider Technologies products and impose significant product redesign costs and unforeseen liabilities on us.

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

     Provider Technologies systems have been updated and modified to comply with the current requirements of HIPAA. In addition, the division has been testing and sending HIPAA compliant transactions through its clearinghouse directly to payors and to competitive clearinghouses. However, not all testing is complete, and there are payors and competitive clearinghouses which cannot yet accommodate all HIPAA compliant transactions. As of March 31, 2005, over 95% of all electronic claims transmitted directly by Provider Technologies to payors and competitive cleaning houses are in a HIPAA compliant format. As the remaining payors and other clearing houses indicate their readiness to accept HIPAA compliant transactions, our conversion and testing efforts will continue. CMS has implemented a flexible, complaint-driven enforcement strategy regarding electronic transactions, taking into account good faith efforts to comply with the HIPAA standards. It is possible, however, that CMS may change its existing enforcement strategy in the future in a manner that increases the likelihood of fines or penalties for non-compliance with standards. To the extent that other payors adopt policies similar to CMS regarding adjudication and payment of nonstandard electronic transactions and testing of standard transactions has not been completed with such payors, payor reimbursement of claims submitted by customers through the McKesson clearinghouse may be slowed, thereby negatively impacting the demand for our clearinghouse services and negatively affecting our financial condition.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Due to the length of our sales and implementation cycles for our Provider Technologies segment, our future operating results may be impacted.

     Our Provider Technologies segment has long sales and implementation cycles, which could range from several months to over two years or more from initial contact with the customer to completion of implementation. How and when to implement, replace, or expand an information system, or modify or add business processes, are major decisions for healthcare organizations. The solutions we provide typically require significant capital expenditures and time commitments by the customer. Any decision by our customers to delay implementation may adversely affect our revenues. Furthermore, delays or failures to meet milestones established in our agreements may result in a breach of contract, termination of the agreement, damages and/or penalties as well as a reduction in our margins or a delay in our ability to recognize revenue.

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

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of McKesson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2005.

     McKesson Corporation’s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears on page 51 of this annual report on Form 10-K.

May 12, 2005

John H. Hammergren
John H. Hammergren
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Stockholders and Board of Directors of
   McKesson Corporation:

     We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” that McKesson Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2005 of the Company and our report dated May 12, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
San Francisco, California
May 12, 2005

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of
    McKesson Corporation:

     We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
San Francisco, California
May 12, 2005

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended March 31,
	2005	2004	2003
Revenues	$80,514.6	$69,506.1	$57,120.8
Cost of Sales	77,049.9	66,257.9	54,018.3

Gross Profit	3,464.7	3,248.2	3,102.5
Operating Expenses
Selling	550.1	513.1	499.0
Distribution	676.0	625.7	571.7
Research and development	182.0	172.7	149.4
Administrative	1,047.1	953.3	949.4
Securities Litigation charge	1,200.0	—	—

Total	3,655.2	2,264.8	2,169.5

Operating Income (Loss)	(190.5)	983.4	933.0
Interest Expense	(118.0)	(120.2)	(128.1)
Gain (Loss) on Investments, Net	—	(1.2)	1.4
Other Income, Net	68.7	49.4	45.1

Income (Loss) from Continuing Operations Before Income Taxes	(239.8)	911.4	851.4
Income Tax Benefit (Provision)	83.1	(264.9)	(289.3)

Income (Loss) After Income Taxes
Continuing operations	(156.7)	646.5	562.1
Discontinued operations	—	—	(3.0)
Discontinued operations – loss on sale	—	—	(3.7)

Net Income (Loss)	$(156.7)	$646.5	$555.4

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$(0.53)	$2.19	$1.90
Discontinued operations	—	—	(0.01)
Discontinued operations – loss on sale	—	—	(0.01)

Total	$(0.53)	$2.19	$1.88

Basic
Continuing operations	$(0.53)	$2.23	$1.94
Discontinued operations	—	—	(0.01)
Discontinued operations – loss on sale	—	—	(0.01)

Total	$(0.53)	$2.23	$1.92

Weighted Average Shares
Diluted	293.5	298.6	298.8
Basic	293.5	290.0	289.3

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$1,800.0	$708.0
Marketable securities available for sale	9.3	9.8
Receivables, net	5,731.5	5,418.8
Inventories	7,495.5	6,735.1
Prepaid expenses and other	296.0	132.5

Total	15,332.3	13,004.2

Property, Plant and Equipment, Net	630.5	599.9
Capitalized Software Held for Sale	129.7	129.4
Notes Receivable	162.6	172.2
Goodwill	1,452.4	1,405.8
Intangibles	89.4	84.4
Other Assets	978.1	844.3

Total Assets	$18,775.0	$16,240.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts payable	$548.4	$564.6
Accounts payable	8,186.2	6,797.5
Deferred revenue	593.1	503.2
Current portion of long-term debt	8.8	274.8
Salaries and wages	225.2	200.5
Taxes	292.0	378.9
Securities Litigation	1,200.0	—
Other	738.9	696.8

Total	11,792.6	9,416.3

Postretirement Obligations and Other Noncurrent Liabilities	505.6	448.8
Long-Term Debt	1,201.7	1,209.8

Other Commitments and Contingent Liabilities (Note 19)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 2005 and 2004 – 800.0 Shares issued: 2005 – 306.1, 2004 – 297.1	3.1	3.0
Additional paid-in capital	2,320.3	2,047.1
Other capital	(41.8)	(43.2)
Retained earnings	3,193.5	3,420.6
Accumulated other comprehensive income (loss)	32.3	(15.6)
ESOP notes and guarantees	(36.1)	(52.5)
Treasury shares, at cost, 2005 and 2004 – 6.8	(196.2)	(194.1)

Total Stockholders’ Equity	5,275.1	5,165.3

Total Liabilities and Stockholders’ Equity	$18,775.0	$16,240.2

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2005, 2004 and 2003
(Shares in thousands, dollars in millions)

						Accumulated
	Common		Additional			Other	ESOP Notes	Treasury
	Stock		Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders’	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income (Loss)	Guarantees	Shares	Amount	Equity	Income (Loss)

Balances, March 31, 2002	287,928	$2.9	$1,831.0	$(97.8)	$2,357.2	$(81.6)	$(74.5)	—	$—	$3,937.2	$412.0

Issuance of shares under employee plans	4,352		90.2	5.3						95.5
ESOP note collections							12.8			12.8
Translation adjustment						29.7				29.7	29.7
Additional minimum pension liability, net of tax of $(2.1)						(5.1)				(5.1)	(5.1)
Net income					555.4					555.4	555.4
Unrealized loss on investments, net of tax of $(0.7)						(1.3)				(1.3)	(1.3)
Repurchase of shares								(1,113)	(28.6)	(28.6)
Other					0.4	(0.8)				(0.4)	(0.8)
Cash dividends declared, $0.24 per common share					(69.7)					(69.7)

Balances, March 31, 2003	292,280	2.9	1,921.2	(92.5)	2,843.3	(59.1)	(61.7)	(1,113)	(28.6)	4,525.5	$577.9

Issuance of shares under employee plans	4,832	0.1	125.9					(286)	(8.7)	117.3
ESOP note collections							9.2			9.2
Note collections				28.6						28.6
Note reserves				20.7						20.7
Translation adjustment						48.1				48.1	48.1
Additional minimum pension liability, net of tax of $(3.6)						(4.9)				(4.9)	(4.9)
Net income					646.5					646.5	646.5
Unrealized gain on investments, net of tax of $0.1						0.3				0.3	0.3
Repurchase of shares								(5,362)	(156.8)	(156.8)
Other					0.5					0.5
Cash dividends declared, $0.24 per common share					(69.7)					(69.7)

Balances, March 31, 2004	297,112	3.0	2,047.1	(43.2)	3,420.6	(15.6)	(52.5)	(6,761)	(194.1)	5,165.3	$690.0

Issuance of shares under employee plans	8,996	0.1	273.2	(11.6)				(84)	(2.1)	259.6
ESOP note collections							16.4			16.4
Note collections				18.6						18.6
Note reserves				(5.6)						(5.6)
Translation adjustment						45.0				45.0	45.0
Additional minimum pension liability, net of tax of $(2.8)						3.1				3.1	3.1
Net loss					(156.7)					(156.7)	(156.7)
Unrealized loss on investments, net of tax of $(0.1)						(0.2)				(0.2)	(0.2)
Other					0.3					0.3
Cash dividends declared, $0.24 per common share					(70.7)					(70.7)

Balances, March 31, 2005	306,108	$3.1	$2,320.3	$(41.8)	$3,193.5	$32.3	$(36.1)	(6,845)	$(196.2)	$5,275.1	$(108.8)

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended March 31,
	2005	2004	2003
Operating Activities
Income (loss) from continuing operations	$(156.7)	$646.5	$562.1
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	111.5	104.8	101.2
Amortization	139.4	127.3	102.5
Provision for bad debts	15.6	54.4	68.5
Securities Litigation charge	1,200.0	—	—
Notes receivable reserve	(5.6)	21.0	—
Customer settlement reserve reversal	(4.0)	(66.4)	(22.3)
International contract loss accruals	—	4.8	51.0
Deferred taxes	(328.8)	69.5	126.6
Other non-cash items	(0.8)	13.0	(18.4)

Total	970.6	974.9	971.2

Effects of changes in:
Receivables	(324.9)	(716.7)	(697.6)
Inventories	(720.0)	(681.3)	13.4
Drafts and accounts payable	1,312.2	834.5	277.5
Deferred revenue	88.4	80.7	50.7
Taxes	113.2	61.6	16.6
Proceeds from sale of notes receivable	59.3	45.4	117.9
Other	39.6	(3.9)	24.2

Total	567.8	(379.7)	(197.3)

Net cash provided by continuing operations	1,538.4	595.2	773.9
Discontinued operations	—	—	(0.5)

Net cash provided by operating activities	1,538.4	595.2	773.4

Investing Activities
Property acquisitions	(139.9)	(115.0)	(116.0)
Capitalized software expenditures	(137.7)	(172.0)	(188.0)
Acquisitions of businesses, less cash and cash equivalents acquired	(108.9)	(49.4)	(385.8)
Other	31.2	36.7	25.8

Net cash used in investing activities	(355.3)	(299.7)	(664.0)

Financing Activities
Repayment of debt	(268.3)	(17.5)	(142.5)
Capital stock transactions:
Issuances	223.3	92.6	78.8
Share repurchases	—	(156.8)	(25.0)
ESOP notes and guarantees	16.4	9.2	12.8
Dividends paid	(70.6)	(69.8)	(69.7)
Other	8.1	32.8	0.4

Net cash used in financing activities	(91.1)	(109.5)	(145.2)

Net increase (decrease) in cash and cash equivalents	1,092.0	186.0	(35.8)
Cash and cash equivalents at beginning of year	708.0	522.0	557.8

Cash and cash equivalents at end of year	$1,800.0	$708.0	$522.0

Supplemental Information:
Cash paid for:
Interest	$126.3	$119.9	$122.0
Income taxes	131.7	138.2	139.2

See Financial Notes

McKESSON CORPORATION

FINANCIAL NOTES

1.	Significant Accounting Policies

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

     We conduct our business through three segments. Through our Pharmaceutical Solutions segment, we are a leading distributor of ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also manufactures and sells automated pharmaceutical dispensing systems for retail pharmacies, and provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, and software, and consulting and outsourcing services to pharmacies. Our Medical-Surgical Solutions segment distributes medical-surgical supplies, first-aid products and equipment, and provides logistics and other services within the United States and Canada. Our Provider Technologies segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, automated pharmaceutical dispensing systems for hospitals, as well as outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, we have revised the presentation of our 2004 and 2003 Consolidated Statements of Cash Flows to include cash flows from notes receivable related to sales of inventory as an operating cash flow. These amounts were previously included in cash flows from investing activities. Cash flows from notes receivable generally relate to the sale of automated pharmacy and supply management systems to hospitals and retail pharmacies, as well as the subsequent sale of those notes receivable to a third party. These reclassifications resulted from guidance recently issued by Securities and Exchange Commission (“SEC”) staff to all public registrants.

     The table below reconciles the revised presentation of our Consolidated Statements of Cash Flows to our prior presentation:

	Years Ended March 31,
(In millions)	2004	2003

Operating Activities
Net cash provided by operating activities, as previously reported	$563.4	$710.3
Notes receivable issuances and other	(13.6)	(54.8)
Proceeds from sale of notes receivable	45.4	117.9

Net cash provided by operating activities, revised	$595.2	$773.4

Investing Activities
Net cash used by investing activities, as previously reported	$(267.9)	$(600.9)
Notes receivable issuances and other	13.6	54.8
Proceeds from sale of notes receivable	(45.4)	(117.9)

Net cash used in investing activities, revised	$(299.7)	$(664.0)

     In April 2004, we reconfigured our operating segments to better align product development and selling efforts with the evolving needs of the healthcare market. Accordingly, historical segment information has been reclassified to conform with the new presentation.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

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

     Inventories are stated at the lower of cost or market. Inventories for the Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale. For our Pharmaceutical Solutions segment, the majority of the cost of domestic inventories is determined on the last-in, first-out (“LIFO”) method and international inventories are stated using the first-in, first-out (“FIFO”) method. Cost of inventories for our Medical-Surgical Solutions segment is primarily determined on the FIFO method. Provider Technologies segment inventories consist of computer hardware with cost determined either by the specific identification or the FIFO method. The LIFO method is used to value approximately 90% of our inventories at March 31, 2005 and 2004. Total inventories before the LIFO cost adjustment, which approximates replacement cost, were $7,682.7 million and $6,981.5 million at March 31, 2005 and 2004. Vendor rebates, allowances and chargebacks received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.

     Property, Plant and Equipment is stated at cost and depreciated on the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 30 years.

     Capitalized Software Held for Sale consists of development costs for software held for sale primarily for our Provider Technologies segment. Such costs are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of approximately three years. We monitor the net realizable value of capitalized software held for sale to ensure that the investment will be recovered through future sales.

     Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,
(In millions)	2005	2004	2003

Amounts capitalized	$49.5	$57.7	$53.8
Amortization expense	51.9	53.2	44.3
Third-party royalty fees paid	25.2	25.0	24.9

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Capitalized Software Held for Internal Use is amortized over estimated useful lives ranging from one to ten years and is included in other assets in the consolidated balance sheets. As of March 31, 2005 and 2004, capitalized software held for internal use was $410.1 million and $389.3 million, net of accumulated amortization of $243.0 million and $182.0 million.

     Insurance Programs. Under our insurance programs, we seek to obtain coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain losses primarily related to workers’ compensation and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimate of the aggregate liability for claims incurred as well as for claims incurred but not yet reported. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

     Revenue Recognition. Revenues for our Pharmaceutical Solutions and Medical-Surgical Solutions segments are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectability is probable. Revenues for performance-based contracts, whereby revenue is dependent upon successful predefined outcomes, are recognized by measuring actual results against the expected performance criteria.

     Revenues are recorded net of sales returns, allowances and rebates. Sales returns are recorded when goods are returned to us and are generally not accepted unless the inventory can be returned to the manufacturer for credit. Commencing in 2005, the Company changed its accounting policy for customer sales returns to reflect an accrual for estimated customer returns at the time of sales to the customer in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Previously, the Company accounted for customer sales returns as a reduction of sales and cost of goods sold at the time of the return. This change in accounting policy did not have a material impact on our consolidated financial statements. Sales returns were approximately $853 million, $766 million and $755 million in 2005, 2004 and 2003. Amounts recorded in revenue and cost of sales under our previous accounting policy approximated what would have been recorded under SFAS No. 48.

     Included in our Pharmaceutical Solutions segment revenues are large volume sales of pharmaceuticals to a limited number of large self-warehousing customers whereby we order and subsequently deliver bulk products directly from the manufacturer to the customers’ warehouses through a central distribution facility. In addition to these revenues, we also record revenues associated with direct store deliveries from most of these same customers. Sales to customer warehouses amounted to $24.1 billion in 2005, $21.6 billion in 2004, and $14.8 billion in 2003. These sales are recorded gross as we take title to and possession of the inventory and assume the risk of loss for collection, delivery or return. We have significantly lower gross margin on these sales as we pass much of the efficiencies of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars in that the volume allows us to earn incremental product sourcing profits.

     Revenues for our Provider Technologies segment are generated primarily by licensing software systems (consisting of software, hardware and maintenance support), and providing outsourcing and professional services. Revenue for this segment is recognized as follows:

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Software systems are marketed under information systems agreements as well as service agreements. Perpetual software arrangements are recognized at the time of delivery or under the percentage-of-completion method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the terms and conditions in the contract. Contracts accounted for under the percentage-of-completion method are generally measured based on the ratio of labor costs incurred to date to total estimated labor costs to be incurred. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to earnings in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue.

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

     Foreign Currency Translation. Assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2005, 2004 or 2003.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Concentrations of Credit Risk. Trade receivables subject us to a concentration of credit risk with customers primarily in our Pharmaceutical Solutions segment. A significant proportion of our revenue growth has been with a limited number of large customers and as a result, our credit concentration has increased. Accordingly, any defaults in payment by or a reduction in purchases from these large customers could have a significant negative impact on our financial condition, results of operations and liquidity. At March 31, 2005, revenues and accounts receivable from our ten largest customers accounted for approximately 50% of consolidated revenues and approximately 49% of accounts receivable. Fiscal 2005 revenues and March 31, 2005 receivables from our largest customer, Rite Aid Corporation, represented approximately 10% of total consolidated revenues and 7% of accounts receivable. We have also provided financing arrangements to certain of our customers within our Pharmaceutical Solutions segment, some of which are on a revolving basis. At March 31, 2005, these customer financing arrangements totaled approximately $206 million.

     Accounts Receivable Sales. At March 31, 2005, we had a $1.4 billion revolving receivables sales facility, which was fully available. The program qualifies for sale treatment under SFAS No. 140, “Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabilities.” Sales are recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions. Discounts are recorded in administrative expenses in the consolidated statements of operations.

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

	Years Ended March 31,
(In millions, except per share amounts)	2005	2004	2003

Net income (loss), as reported	$(156.7)	$646.5	$555.4
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	8.8	5.3	3.2
SFAS No. 123 expense	(59.8)	(209.8)	(159.5)

Pro forma net income (loss)	$(207.7)	$442.0	$399.1

Earnings (loss) per common share:
Diluted – as reported	$(0.53)	$2.19	$1.88
Diluted – pro forma	(0.71)	1.50	1.36
Basic – as reported	(0.53)	2.23	1.92
Basic – pro forma	(0.71)	1.52	1.38

     In 2004, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the accelerated vesting of substantially all unvested stock options outstanding whose exercise price was equal to or greater than $28.20, or substantially all of the total unvested stock options outstanding. SFAS No. 123 expense related to this acceleration amounted to approximately $117 million (or $0.39 per diluted share) on an after-tax basis. In 2005, we granted 6.3 million stock options. Substantially all of these options vested on or before March 31, 2005. Prior to 2004, stock options typically vested over a four year period. The 2004 accelerated vesting and 2005 shorter vesting periods were approved by the Committee for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R). As further discussed in this financial note, under the caption, “New Accounting Pronouncements”, when adopted by us in 2007, SFAS No. 123(R) requires us to recognize the fair value of the equity awards granted to employees as an expense. In addition, this standard requires that the fair value of the unvested equity awards outstanding as of April 1, 2006 be recognized at the grant-date fair value as the remaining requisite service is rendered. The pro forma disclosure under SFAS No. 123 will be prospectively eliminated. Accordingly, SFAS No. 123 expense of approximately $117 million (after-tax) for the stock option grants that received accelerated vesting in 2004, as well as the related compensation expense associated with the 2005 fully vested stock options, will not be recognized in our earnings after SFAS 123(R) is adopted.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     New Accounting Pronouncements. In January 2004, the FASB issued Financial Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) allows employers that sponsor a postretirement plan providing a qualifying or eligible prescription drug benefit to receive a federal subsidy. As permitted by FSP No. FAS 106-1, we elected to defer recognizing the effects of the Act until authoritative guidance on accounting for the new subsidy was issued. In May 2004, the FASB issued FSP No. FAS 106-2 which provides accounting guidance for this new subsidy. Management has concluded that the prescription drug benefits provided to our Medicare-eligible retirees are actuarially equivalent based on the current interpretation of the guidance included in the Act and accordingly, the Company adopted the provisions of FSP No. FAS 106-2 in the second quarter of 2005. The expected subsidy had the effect of reducing the Company’s accumulated postretirement benefit obligation by approximately $19 million. This reduction is recognized as an actuarial gain and is being amortized over three years. The expected subsidy also resulted in a nominal reduction in interest cost in 2005. As required by this FSP, the Company recognized reductions in postretirement benefit expense of $7.4 million in 2005.

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

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of cost resulting from transactions in which the Company acquires goods and services by issuing its shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-based payment transactions. This standard replaces SFAS No. 123, and supersedes APB Opinion No. 25. Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. Based on guidance provided by the SEC in April 2005, SFAS No. 123(R) will become effective for us no later than 2007. The Company intends to adopt this standard using the modified prospective method of transition. This transition method requires that compensation cost be recognized for new awards granted and awards modified, repurchased or cancelled after April 1, 2006. This method also requires us to recognize cost for the unvested portion of all awards issued prior to and outstanding as of April 1, 2006 at the grant-date fair value as the remaining requisite service is rendered. In addition, under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We are currently assessing the impact of SFAS No. 123(R) on our consolidated financial statements, however, we do believe that this standard could have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for nonmonetary asset exchanges occurring in 2007. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and their impact on our consolidated financial statements. We expect to complete this evaluation before the end of 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $500 million. The related potential range of income tax is between zero and $27.7 million.

     In March 2005, SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 does not modify any of the requirements under SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first-time adoption of SFAS No. 123(R) in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123(R). We are currently evaluating the impact of SAB No. 107 on our consolidated financial statements.

2. Acquisitions and Investments

     We made the following acquisitions and investments:

•	In 2005, we invested $32.7 million in return for a 79.7% interest in Pahema, S.A. de C.V. (“Pahema”), a Mexican holding company. Two additional investors, owners of approximately 30% of the outstanding shares of Nadro S.A. de C.V. (“Nadro”) (collectively, “investors”), contributed $9.6 million for the remaining interest in Pahema. In December 2004, Pahema completed a 6.50 Mexican Pesos per share, or approximately $164 million, tender offer for approximately 284 million shares (or approximately 46%) of the outstanding publicly held shares of common stock of Nadro. Pahema financed the tender offer utilizing the cash contributed by us and the investors, and borrowings totaling 1.375 billion Mexican Pesos, in the form of two notes with Mexican financial institutions. Subsequently, the common stock of Pahema was exchanged for common stock of Nadro, resulting in the merger of the two companies. As a result, we currently own approximately 49% of Nadro. Prior to the tender offer, we owned approximately 22% of the outstanding common shares of Nadro. We continue to utilize the equity method in accounting for our investment in Nadro.

•	In the first quarter of 2005, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of approximately $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of MMC’s operations have been included in the consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.

•	In 2003, we acquired the outstanding stock of A.L.I. Technologies Inc. (“A.L.I.”) for an aggregate cash purchase price of $347.0 million. A.L.I. provides digital medical imaging solutions, which are designed to streamline access to diagnostic information, automate clinical workflow and eliminate the need for film purchase and storage. The acquisition of A.L.I. complemented our Horizon Clinicals™ offering by incorporating medical images into a computerized patient record. Approximately $328 million of A.L.I.’s purchase price was assigned to goodwill, none of which is deductible for tax purposes. The aggregate purchase price was financed through cash and short-term borrowings. The results of A.L.I.’s operations have been included in the consolidated financial statements within our Provider Technologies segment since its acquisition date.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

•	In 2003, we purchased the remaining interest in an investment of our Pharmaceutical Solutions segment for approximately $32 million, retained a small portion of the business and subsequently sold the balance for approximately $40 million, the proceeds of which consisted of an interest bearing ten-year note receivable, resulting in a nominal loss.

     During the last three years we also completed several smaller acquisitions and investments within all three of our operating segments. Purchase prices have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

3.	Divestiture

     In 2003, we sold the net assets of a marketing fulfillment business which was previously included in our Pharmaceutical Solutions segment. Net proceeds from the sale of this business were $4.5 million. The disposition resulted in an after-tax loss of $3.7 million or $0.01 per diluted share. The net assets and results of operations of this business have been presented as a discontinued operation.

4.	Contracts

     In 2003, we recorded a $51.0 million provision for expected losses on five multi-year contracts in our Provider Technologies segment’s international business. Substantially all of the expected losses pertain to contracts that were entered into in 2001 or earlier. These contracts contained multiple-element deliverables, including customization of software. In addition, these contracts place significant reliance on third party vendors as well as the customers.

     During the software development and implementation phases of these contracts, despite experiencing certain operational issues, we believed these contracts could be fully performed on a timely basis and remain profitable. In 2003, after experiencing numerous delays in product delivery and functionality, we conducted a reassessment of the contract delivery and project methodology, including assessment of our third party vendors’ ability to perform under these contracts. We determined that certain contract obligations, including software functionality, could not be met within existing contract cost estimates and delivery dates. Accordingly in 2003, we reassessed our estimate of the costs to fulfill our contract obligations and recorded a $51.0 million provision for the expected contract losses.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

5. Restructuring and Related Asset Impairments

     Net charges (credits) from restructuring activities over the last three years were as follows:

	Years Ended March 31,
(In millions, except for number of employees)	2005	2004	2003

By Expense Type:
Severance	$0.4	$5.8	$(5.8)
Exit-related costs	0.1	(2.3)	(0.3)
Asset impairments	—	0.3	1.3

Subtotal	0.5	3.8	(4.8)
Customer settlement reserve reversals	(4.0)	(66.4)	(22.3)

Total	$(3.5)	$(62.6)	$(27.1)

By Segment:
Pharmaceutical Solutions	$0.6	$(0.2)	$7.7
Medical-Surgical Solutions	0.3	0.6	(11.7)
Provider Technologies	(4.4)	(66.6)	(22.3)
Corporate	—	3.6	(0.8)

Total	$(3.5)	$(62.6)	$(27.1)

Number of employees terminated (primarily in distribution, delivery and associated back-office functions)	111	151	326

     In 2005 and 2004, net charges for restructuring activities, excluding customer settlement reserve reversals, amounted to $0.5 million and $3.8 million. These charges related to a number of smaller initiatives offset in part by adjustments to prior years’ restructuring reserves.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The following table summarizes the activity related to the restructuring liabilities, excluding customer settlement reserves, for the three years ended March 31, 2005:

	Pharmaceutical		Medical-Surgical		Provider
	Solutions		Solutions		Technologies		Corporate
		Exit-		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Related	Total
Balance, March 31, 2002	$1.2	$4.4	$10.9	$14.3	$5.6	$4.5	$16.8	$0.3	$58.0
Current year expenses	0.8	1.1	—	—	—	—	—	—	1.9
Adjustments to prior years’ expenses	(0.3)	5.1	(5.5)	(6.5)	—	—	(0.8)	—	(8.0)

Net expense for the period	0.5	6.2	(5.5)	(6.5)	—	—	(0.8)	—	(6.1)
Cash expenditures	(1.7)	(2.5)	(3.7)	(3.8)	(4.7)	(1.5)	(2.0)	(0.3)	(20.2)

Balance, March 31, 2003	—	8.1	1.7	4.0	0.9	3.0	14.0	—	31.7
Current year expenses	0.6	0.2	2.0	0.1	—	—	3.9	—	6.8
Adjustments to prior years’ expenses	—	(1.3)	(0.4)	(1.1)	—	(0.2)	(0.3)	—	(3.3)

Net expense for the period	0.6	(1.1)	1.6	(1.0)	—	(0.2)	3.6	—	3.5
Cash expenditures	(0.2)	(1.8)	(1.6)	(1.1)	(0.7)	(0.9)	(7.1)	—	(13.4)

Balance, March 31, 2004	0.4	5.2	1.7	1.9	0.2	1.9	10.5	—	21.8
Current year expenses	—	0.2	0.7	—	—	—	—	—	0.9
Adjustments to prior years’ expenses	(0.1)	0.5	(0.2)	(0.2)	—	(0.4)	—	—	(0.4)

Net expense for the period	(0.1)	0.7	0.5	(0.2)	—	(0.4)	—	—	0.5
Liabilities related to the MMC acquisition	—	—	1.7	—	—	—	—	—	1.7
Cash expenditures	(0.3)	(2.6)	(3.0)	(0.6)	—	(0.5)	(10.0)	—	(17.0)

Balance, March 31, 2005	$—	$3.3	$0.9	$1.1	$0.2	$1.0	$0.5	$—	$7.0

     Accrued restructuring liabilities are included in other liabilities in the consolidated balance sheets. In connection with the acquisition of MMC in 2005, we recorded $1.7 million of liabilities for employee severance costs. The balances at March 31, 2004 for Corporate included approximately $7 million of retirement costs, which were paid in April 2004.

     In addition to the above restructuring activities, we are still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Provider Technologies segment. Customer settlement reserves were established, reviewed and assessed on a customer and contract specific basis, and actual settlements for each customer varied significantly depending on the specific mix and number of products, and each customer contract or contracts. In 2005, 2004 and 2003, we reversed $4.0 million, $66.4 million and $22.3 million of accrued customer settlement reserves into operating expenses due to favorable settlements and negotiations with affected customers. There have been no significant offsetting changes in estimates that increase the provision for customer settlements. Total cash and non-cash settlements of $45.3 million and $95.6 million have been incurred since the inception of this restructuring plan. Non-cash settlements represent write-offs of customer receivables.

     During the third quarter of 2003, we had completed, on a cumulative basis, settlements with 71% of our affected customers. Additionally, we announced the general availability of a critical software component of our clinical strategy, which helped us refine our estimate of customers expected to move forward with the clinical product replacements and provided a more favorable prognosis of remaining settlements. Accordingly, we reversed $22.3 million of the customer settlement reserve in the fiscal year. In 2004, we had significant settlement activity, including the completion and execution of a number of the more difficult customer settlements. As of March 31, 2004, we were substantially complete (97%) with our customer settlements. As a result, the customer settlement reserve was reduced by $66.4 million. The reserves were further reduced by $4.0 million based on favorable settlements finalized as of March 31, 2005. We do not anticipate additional significant adjustments to the customer settlement reserves.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The following table summarizes the activity related to the customer settlement reserves for the three years ended March 31, 2005:

				Reversals of
	Beginning	Settlements		Prior Years’	Ending
(In millions)	Balance	Cash	Non-cash	Expenses	Balance

March 31, 2003	$133.4	$(13.0)	$(11.2)	$(22.3)	$86.9
March 31, 2004	86.9	(2.1)	(12.2)	(66.4)	6.2
March 31, 2005	6.2	—	(0.6)	(4.0)	1.6

6. Gain (Loss) on Investments, Net

     Gain (loss) on investments includes gains and losses from the sale or liquidation of investments and other-than-temporary impairment losses. We recorded other-than-temporary impairment losses of $1.5 million and $8.5 million in 2004 and 2003 on equity investments as a result of significant declines in the market values of these investments. We used quoted market prices, if available, to determine the fair value of our investments. For investments that do not trade regularly, we estimated fair value using a variety of pricing techniques including discounted cash flow analyses and market transactions.

7. Other Income, Net

	Years Ended March 31,
(In millions)	2005	2004	2003

Interest income	$41.0	$28.5	$24.4
Equity in earnings, net	14.8	7.4	12.2
Gain on sale of notes receivable	1.3	3.1	5.3
Other, net	11.6	10.4	3.2

Total	$68.7	$49.4	$45.1

8. Earnings (Loss) Per Share

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. For 2005, because of our reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The computations for basic and diluted earnings (loss) per share from continuing operations are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2005	2004	2003

Income (loss) from continuing operations	$(156.7)	$646.5	$562.1
Interest expense on convertible junior subordinated debentures, net of tax benefit	—	6.2	6.2

Income (loss) from continuing operations – diluted	$(156.7)	$652.7	$568.3

Weighted average common shares outstanding:
Basic	293.5	290.0	289.3
Effect of dilutive securities:
Options to purchase common stock	—	2.8	3.5
Convertible junior subordinated debentures	—	5.4	5.4
Restricted stock	—	0.4	0.6

Diluted	293.5	298.6	298.8

Earnings (loss) per share from continuing operations:
Basic	$(0.53)	$2.23	$1.94
Diluted	(0.53)	2.19	1.90

     Approximately 37.8 million and 33.3 million stock options were excluded from the computations of diluted net earnings per share in 2004 and 2003 as their exercise price was higher than the Company’s average stock price.

9. Receivables, net

	March 31,
(In millions)	2005	2004

Customer accounts	$5,281.6	$4,986.1
Other	609.2	609.5

Total	5,890.8	5,595.6
Allowances	(159.3)	(176.8)

Net	$5,731.5	$5,418.8

     The allowances are for uncollectible accounts, discounts, returns, refunds, customer settlements and other adjustments.

10. Property, Plant and Equipment, net

	March 31,
(In millions)	2005	2004

Land	$35.8	$34.2
Building, machinery and equipment	1,398.3	1,289.1

Total property, plant and equipment	1,434.1	1,323.3
Accumulated depreciation	(803.6)	(723.4)

Property, plant and equipment, net	$630.5	$599.9

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

11. Goodwill and Other Intangibles

     Changes in the carrying amount of goodwill were as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2003	$264.6	$722.1	$367.5	$1,354.2
Goodwill acquired	30.0	3.1	1.8	34.9
Translation adjustments	3.1	—	13.6	16.7

Balance, March 31, 2004	297.7	725.2	382.9	1,405.8
Goodwill acquired	24.5	18.8	3.9	47.2
Sale of business	(10.3)	—	—	(10.3)
Translation adjustments	1.1	—	8.6	9.7

Balance, March 31, 2005	$313.0	$744.0	$395.4	$1,452.4

     Information regarding other intangible assets is as follows:

	March 31,
(In millions)	2005	2004

Customer lists	$102.8	$92.9
Technology	71.0	61.2
Trademarks and other	32.7	23.8

Gross intangibles	206.5	177.9
Accumulated amortization	(117.1)	(93.5)

Other intangible assets, net	$89.4	$84.4

     Amortization expense of other intangible assets was $23.6 million, $21.2 million and $18.2 million for 2005, 2004 and 2003. The weighted average remaining amortization period for customer lists, technology, and trademarks and other intangible assets at March 31, 2005 was: 8 years, 4 years and 4 years. Estimated future annual amortization expense of these assets is as follows: $18.9 million, $18.7 million, $15.0 million, $6.5 million and $2.0 million for 2006 through 2010, and $7.2 million thereafter. At March 31, 2005, there were $21.1 million of other intangible assets not subject to amortization.

12. Long-Term Debt and Other Financing

	March 31,
(In millions)	2005	2004

8.91% Series A Senior Notes due February, 2005	$—	$100.0
8.95% Series B Senior Notes due February, 2007	20.0	20.0
9.13% Series C Senior Notes due February, 2010	215.0	215.0
6.30% Notes due March, 2005	—	150.0
6.40% Notes due March, 2008	150.0	150.0
7.75% Notes due February, 2012	398.6	398.4
7.65% Debentures due March, 2027	175.0	175.0
5.00% Convertible Junior Subordinated Debentures due June 2027	206.2	206.2
ESOP related debt (see Financial Note 15)	36.1	52.5
Other	9.6	17.5

Total debt	1,210.5	1,484.6
Less current portion	8.8	274.8

Total long-term debt	$1,201.7	$1,209.8

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Convertible Junior Subordinated Debentures

     In February 1997, we issued 5% Convertible Junior Subordinated Debentures (the “Debentures”) in an aggregate principal amount of $206,186,000. The Debentures, which are included in long-term debt, mature on June 1, 2027, bear interest at an annual rate of 5%, payable quarterly, and are currently redeemable by us at 101.0% of the principal amount. The Debentures were purchased by the McKesson Financing Trust (“Trust”), which is wholly owned by the Company, with proceeds from its issuance of four million shares of preferred securities to the public and 123,720 common securities to us. These preferred securities are convertible at the holder’s option into the Company’s common stock. The Debentures represent the sole assets of the Trust. The Company was not designated as the primary beneficiary of the Trust and as a result, does not consolidate its investment in the Trust.

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

     Other Financing

     In September 2004, we entered into a $1.3 billion five-year, senior unsecured revolving credit facility. Borrowings under the new credit facility bear interest at a fixed base rate, or a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. Effective as of the closing date of the new credit facility agreement, we terminated the commitments under a $550 million, three-year revolving credit facility that would have expired in September 2005 and a $650 million, 364-day credit facility that would have expired in September 2004. At March 31, 2005, no amounts were outstanding under the revolving credit facility.

     In June 2004, we renewed our committed revolving receivables sale facility under substantially similar terms to those previously in place, with the exception that the facility was increased by $300.0 million to $1.4 billion. The renewed facility expires in June 2005. At March 31, 2005 and March 31, 2004, no amounts were outstanding or utilized under the receivables sale facility.

     In 2005, 2004 and 2003, we sold customer lease portfolio receivables for cash proceeds of $50.7 million, $45.4 million and $117.9 million.

     The employee stock ownership program (“ESOP”) debt bears interest at rates ranging from 8.6% fixed rate to approximately 89% of the London Interbank Offering Rate (“LIBOR”) or LIBOR plus 0.4% and is due in semi-annual and annual installments through 2009.

     Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235.0 million of term debt could be accelerated. At March 31, 2005, this ratio was 18.7% and we were in compliance with all other covenants.

     Aggregate annual payments on long-term debt, including capital lease obligations, for the years ending March 31, are as follows: $8.8 million in 2006, $27.5 million in 2007, $157.5 million in 2008, $8.0 million in 2009, $222.9 million in 2010 and $785.8 million thereafter.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

13. Financial Instruments and Hedging Activities

     At March 31, 2005 and 2004, the carrying amounts of cash and cash equivalents, marketable securities, receivables, drafts and accounts payable, and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments. The carrying amounts and estimated fair values of our long-term debt were $1,210.5 million and $1,334.5 million at March 31, 2005 and $1,484.6 million and $1,701.8 million at March 31, 2004. The estimated fair value of our long-term debt was determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

     In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit these risks through the use of derivatives such as interest rate swaps and forward contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.

     The net fair value of our derivatives was as follows:

		March 31,
		2005		2004
	Hedge
(In millions)	Designation	Fair Value	Maturity	Fair Value	Maturity

Net asset (liability):
Interest rate swaps	Fair Value	$—		$6.4	2005
Foreign currency			Various dates		Various dates
exchange contracts	Fair Value	(13.1)	through 2009	(6.4)	through 2008

Total		$(13.1)		$—

14. Lease Obligations

     We lease facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $3.0 million and $4.5 million at March 31, 2005 and 2004. Rental expense under operating leases was $115.4 million, $111.0 million and $109.6 million in 2005, 2004 and 2003. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Most real property leases contain renewal options and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts.

     Future minimum lease payments and sublease rental income for years ending March 31 are:

	Non-cancelable	Non-cancelable
	Operating	Sublease
(In millions)	Leases	Rentals	Capital Leases

2006	$84.4	$5.1	$1.0
2007	73.0	4.1	0.5
2008	47.0	1.9	0.1
2009	29.0	0.6	0.1
2010	24.2	0.4	0.1
Thereafter	57.2	1.9	0.6

Total minimum lease payments	$314.8	$14.0	2.4

Less amounts representing interest			(0.3)

Present value of minimum lease payments			$2.1

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

15. Pension Benefits

     We maintain a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.

     Defined Pension Benefit Plans

     Eligible U.S. employees who were employed by the Company prior to December 31, 1996 are covered under the Company-sponsored defined benefit retirement plan. In 1997, we amended this plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. The Company has made no annual contributions since this plan was frozen. The benefits for this defined benefit retirement plan are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have defined benefit pension plans for eligible Canadian and United Kingdom employees as well as nonqualified supplemental defined benefit plans for certain U.S. executives, which are non-funded. The measurement date for all of our pension plans is December 31.

     The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2005	2004	2003

Service cost—benefits earned during the year	$5.7	$6.8	$6.0
Interest cost on projected benefit obligation	26.0	27.2	26.4
Expected return on assets	(30.1)	(25.9)	(30.5)
Amortization of unrecognized loss, prior service costs and net transitional obligation	9.1	11.9	2.9
Immediate recognition of pension cost	7.6	—	1.3
Settlement charges	11.8	—	—

Net periodic pension expense	$30.1	$20.0	$6.1

     The projected unit credit method is utilized for measuring net periodic pension expense over the employees’ service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the projected benefit obligation and the market value of assets are amortized straight-line over the remaining future service periods.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2005	2004

Change in benefit obligations
Benefit obligation at beginning of year	$465.2	$406.1
Service cost	5.7	6.8
Interest cost	26.0	27.2
Participant contributions	0.8	1.2
Amendments	10.9	1.4
Immediate recognition of pension cost	7.6	—
Actuarial losses	19.0	42.1
Benefit payments	(70.6)	(27.5)
Foreign exchange impact	3.0	7.9

Benefit obligation at end of year	467.6	465.2

Change in plan assets
Fair value of plan assets at beginning of year	$371.7	$322.1
Actual return on plan assets	42.7	65.3
Employer and participant contributions	52.6	7.2
Expenses paid	(1.0)	(0.8)
Benefits paid	(70.6)	(27.5)
Foreign exchange impact	1.9	5.4

Fair value of plan assets at end of year	$397.3	$371.7

     The accumulated benefit obligations for our pension plans were $451.6 million at March 31, 2005 and $449.5 million at March 31, 2004.

     In April 2004, we made several lump sum cash payments totaling $41.6 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” $11.8 million in settlement charges associated with these payments were expensed in the first quarter of 2005.

     A reconciliation of the pension plans’ funded status to the net asset recognized is as follows:

	Years Ended March 31,
(In millions)	2005	2004

Funded status
Funded status at end of year	$(70.3)	$(93.5)
Unrecognized net actuarial loss and transitional obligations	110.8	120.4
Unrecognized prior service cost	15.1	6.1
Employer contributions	2.7	1.5

Prepaid benefit cost	$58.3	$34.5

Net amounts recognized in the consolidated balance sheets
Prepaid benefit cost	105.8	100.6
Accrued benefit cost	(91.0)	(112.3)
Intangible asset	15.0	5.9
Accumulated other comprehensive loss, net of tax of $10.0 and $14.6	18.5	25.7

Net asset	$48.3	$19.9

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Additional minimum liabilities were established to increase accrued benefit cost, totaling $43.6 million and $46.2 million at March 31, 2005 and 2004 for our plans. The additional minimum liabilities were partially offset by intangible assets of $15.0 million and $5.9 million at March 31, 2005 and 2004, and charged to other comprehensive loss included in the consolidated stockholders’ equity, net of tax.

     Projected benefit obligations relating to our unfunded U.S. plans were $77.9 million and $99.3 million at March 31, 2005 and 2004. Pension costs are funded based on the recommendations of independent actuaries. We expect contributions for our pension plans in 2006 to be approximately $10 million.

     Expected benefit payments for our pension plans are as follows:

(In millions)

2006	$27.9
2007	25.9
2008	29.5
2009	25.5
2010	23.4
2011 – 2015	184.8

     Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

     Weighted average asset allocations of the investment portfolio for our pension plans at December 31 and target allocations are as follows:

		Percentage of Fair Value of Total
		Plan Assets
	Target
(In millions)	Allocation	2005	2004

Assets Category
U.S. equity securities	46%	46%	46%
International equity securities	16%	17%	17%
Fixed income	31%	29%	28%
Other	7%	8%	9%

Total	100%	100%	100%

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

     Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	2005	2004	2003

Net periodic expense
Discount rates	6.00%	6.58%	6.42%
Rate of increase in compensation	4.00	4.00	4.00
Expected long-term rate of return on plan assets	8.23	8.21	8.21
Benefit obligation
Discount rates	5.75%	6.00%	6.27%
Rate of increase in compensation	4.00	4.00	4.00
Expected long-term rate of return on plan assets	8.23	8.21	8.21

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Other Defined Benefit Plans

     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefits liabilities upon our withdrawal from the plan, however information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2005, 2004 and 2003.

     Defined Contribution Plans

     We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Eligible employees may contribute up to 20% of their compensation to an individual retirement savings account. The Company makes matching contributions equal to or greater than 50% of employee contributions, not to exceed 3% of employee compensation. An additional annual matching contribution may be granted at the discretion of the Company. The Company provides for the PSIP contributions primarily with its common shares through its leveraged ESOP or cash payments.

     The ESOP has purchased an aggregate of 24.3 million shares of the Company’s common stock since its inception. These purchases were financed by 10 to 20-year loans from or guaranteed by us. The ESOP’s outstanding borrowings are reported as long-term debt of the Company and the related receivables from the ESOP are shown as a reduction of stockholders’ equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings. Stock is made available from the ESOP based on debt service payments on ESOP borrowings.

     Contribution expense for the PSIP in 2005, 2004 and 2003 was primarily ESOP related. After-tax ESOP expense and other contribution expense, including interest expense on ESOP debt, was $9.1 million, $7.8 million and $7.9 million in 2005, 2004 and 2003. Approximately 0.8 million, 1.6 million and 1.7 million shares of common stock were allocated to plan participants in 2005, 2004 and 2003. Through March 31, 2005, 21.6 million common shares have been allocated to plan participants, resulting in a balance of 2.7 million common shares in the ESOP, which have not yet been allocated to plan participants.

16. Other Postretirement Benefits

     We maintain a number of postretirement benefits, consisting of healthcare and life insurance benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retire after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. We also provide postretirement benefits for certain U.S. executives. The measurement date for our postretirement plans is December 31.

     The net periodic expense for our postretirement benefits is as follows:

	Years Ended March 31,
(In millions)	2005	2004	2003

Service cost—benefits earned during the year	$2.1	$2.1	$1.3
Interest cost on projected benefit obligation	10.7	11.5	11.0
Amortization of unrecognized loss and prior service costs	22.0	23.3	16.7

Net periodic postretirement expense	$34.8	$36.9	$29.0

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Information regarding the changes in benefit obligations for our other postretirement plans is as follows:

	Years Ended March 31,
(In millions)	2005	2004

Change in benefit obligations
Benefit obligation at beginning of year	$213.4	$178.3
Service cost	2.1	2.1
Interest cost	10.7	11.5
Immediate recognition of actuarial losses	(0.6)	39.0
Benefit payments	(19.7)	(17.5)

Benefit obligation at end of year	$205.9	$213.4

     As described in Note 1, we adopted the provisions of FSP No. FAS 106-2 in the second quarter of 2005. The expected Medicare subsidy had the effect of reducing the Company’s accumulated postretirement benefit obligations by approximately $19 million. This reduction is recognized as an actuarial gain and amortized over three years. The expected subsidy also resulted in a nominal reduction in interest cost in 2005. As required by the FSP, the Company recognized total reductions in postretirement benefit expense of $7.4 million in 2005.

     A reconciliation of the other postretirement plans’ funded status to the net liability recognized is as follows:

	Years Ended March 31,
(In millions)	2005	2004

Funded status
Funded status at end of year	$(205.9)	$(213.4)
Unrecognized net actuarial loss	40.9	64.4
Unrecognized prior service cost	(2.4)	(3.3)

Accrued benefit cost recognized in the consolidated balance sheet	$(167.4)	$(152.3)

     Other postretirement benefits are funded as claims are paid. Expected benefit payments for our other postretirement benefit plans, net of expected Medicare subsidy receipts, are as follows:

(In millions)

2006	$20.9
2007	21.3
2008	21.4
2009	21.2
2010	20.9
2011 - 2015	113.0

     Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

     Weighted-average assumptions used to estimate other postretirement benefit expenses and the actuarial present value of benefit obligations were as follows:

	2005	2004	2003

Net periodic expense
Discount rates	6.00%	6.75%	7.25%
Benefit obligation
Discount rates	5.75%	6.00%	6.75%

     Actuarial losses for the postretirement benefit plan are amortized over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 15% and 14% for prescription drugs, 13% and 15% for medical and 6% and 7% for dental in 2005 and 2004. The healthcare cost trend rate assumption has a significant effect on the amounts reported. The table below presents the impact of a one-

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

percentage-point increase and a one-percentage-point decrease in the assumed healthcare cost trend rate on the total service and interest cost components and on the postretirement benefit obligation:

(In millions)	2005	2004	2003

One-percentage-point increase
Effect on total service and interest cost components	$1.1	$1.2	$0.9
Effect on postretirement benefit obligation	13.8	13.0	10.7

One-percentage-point decrease
Effect on total service and interest cost components	(1.0)	(1.0)	(0.8)
Effect on postretirement benefit obligation	(12.3)	(11.5)	(9.5)

17. Income Taxes

     The provision (benefit) for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2005	2004	2003

Current
Federal	$236.7	$157.4	$117.2
State and local	(0.8)	25.3	21.1
Foreign	9.8	12.7	24.4

Total current	245.7	195.4	162.7

Deferred
Federal	(277.1)	73.9	116.3
State and local	(52.3)	1.8	31.4
Foreign	0.6	(6.2)	(21.1)

Total deferred	(328.8)	69.5	126.6

Income tax provision (benefit)	$(83.1)	$264.9	$289.3

     In 2005, we recorded an income tax benefit of $390 million for the Securities Litigation described in more detail in Financial Note 19. We believe the settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and the Company expects challenges from the taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. Accordingly, we have provided a reserve of $85 million for future resolution of these uncertain tax matters. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.

     In 2005, we recorded a $9.6 million income tax benefit arising primarily from settlements and adjustments with various taxing authorities and a $2.8 million income tax benefit primarily due to a reduction of a valuation allowance related to state income tax net operating loss carryforwards. We believe that the income tax benefit from a portion of these state net operating loss carryforwards will now be realized.

     In 2004, we recorded a $23.2 million income tax benefit relating to favorable tax settlements with the U.S. Internal Revenue Service and with various other taxing authorities. A large portion of this benefit, which was not previously recognized by the Company, resulted from the filing of amended tax returns by our subsidiary, McKesson Information Solutions LLC (formerly known as HBO & Company (“HBOC”)) for the years ended December 31, 1998 and 1997.

     We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the estimated worldwide provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize liabilities for anticipated tax audit issues based on estimates of whether additional amounts will be due. As of March 31, 2005, approximately $242 million has been accrued for such matters. To the extent that the final tax

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made.

     The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2005	2004	2003

Income taxes at federal statutory rate	$(83.9)	$319.0	$298.0
State and local income taxes net of federal tax benefit	(34.5)	17.6	34.0
Foreign tax rate differential	(72.0)	(63.4)	(50.0)
Reserve for Securities Litigation charge	85.0	—	—
Nondeductible/nontaxable items	5.9	(3.0)	0.1
Tax settlements	8.0	6.6	6.6
Other—net	8.4	(11.9)	0.6

Total income taxes	$(83.1)	$264.9	$289.3

     Foreign pre-tax earnings were $235.4 million, $199.7 million and $152.2 million in 2005, 2004 and 2003. At March 31, 2005, undistributed earnings of our foreign operations totaling $621.9 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

     As discussed in Note 1, on October 22, 2004, the AJCA was signed into law. The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas”, and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently analyzing the effects of the repatriation provision and their impact on our consolidated financial statements. We expect to complete this evaluation before the end of 2006. The range of possible amounts of undistributed earnings that is being considered for repatriation under this provision is between zero and $500 million. The related potential range of income tax is between zero and $27.7 million.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Deferred tax balances consisted of the following:

	March 31,
(In millions)	2005	2004

Assets
Receivable allowances	$74.6	$79.2
Deferred revenue	241.5	176.9
Compensation and benefit-related accruals	119.3	110.8
Deferred compensation	50.9	68.4
Intangibles	44.1	51.3
Investment valuation	15.3	15.8
Securities Litigation	475.0	—
Loss and credit carryforwards	51.7	45.8
Other	132.5	65.7

Subtotal	1,204.9	613.9
Less: valuation allowance	(3.9)	(20.4)

Total assets	$1,201.0	$593.5

Liabilities
Basis differences for inventory valuation and other assets	$(767.2)	$(515.9)
Basis difference for fixed assets	(53.2)	(47.4)
Systems development costs	(114.4)	(115.5)
Retirement plans	(15.2)	(13.8)
Other	(76.1)	(57.0)

Total liabilities	(1,026.1)	(749.6)

Net deferred tax asset (liability)	$174.9	$(156.1)

Current net deferred tax asset (liability)	$149.8	$(187.7)
Long term net deferred tax asset	25.1	31.6

Net deferred tax asset (liability)	$174.9	$(156.1)

     We have income tax net operating loss carryforwards related to our U.K. operations of approximately $88.3 million, which have an indefinite life.

     We also have state income tax net operating loss carryforwards of approximately $259.6 million which will expire at various dates from 2006 through 2025. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $3.9 million on the deferred tax assets relating to these state net operating loss carryforwards.

     In 2005, we have reversed a portion of the valuation allowance related to these state net operating loss carryforwards, of which $10.2 million of the tax benefit, net of impairment, was credited to equity.

18. Financial Guarantees and Warranties

     Financial Guarantees

     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2005, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $179.5 million and $10.3 million of which a nominal amount had been accrued.

     In 2004, a Pharmaceutical Solutions customer filed for bankruptcy. Accordingly, we reviewed all amounts owed to us from this customer as well as financial guarantees provided to third parties in favor of this customer, and

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

as a result, we increased our provision for doubtful accounts by $30.0 million. On April 21, 2004, we converted a $40.0 million credit facility guarantee in favor of this customer to a note receivable due from this customer. This secured note bears interest and is repayable in 2007. In conjunction with this modification, an inventory repurchase guarantee in favor of this customer for approximately $12 million was also terminated. The amount due under the note receivable from this customer was approximately $36 million at March 31, 2005.

     At March 31, 2005, we had commitments of $8.5 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.

     The expirations of the above noted financial guarantees and commitments are as follows: $27.7 million, $34.8 million, $2.6 million, $1.6 million and $0.1 million from 2006 through 2010, and $131.5 million thereafter.

     In addition, our banks and insurance companies have issued $84.9 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

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

     We also provide warranties regarding the performance of software and automation products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed upon specifications. For software products, this may result in additional project costs, which are reflected in our estimates used for the percentage-of-completion method of accounting for software installation services within these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenue from these maintenance agreements is recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the consolidated balance sheets.

19. Other Commitments and Contingent Liabilities

     I. Accounting Litigation

     Since the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company (“HBOC”) and now known as McKesson Information Solutions LLC, were improperly recorded as revenue and reversed, as of March 31, 2005, ninety-one lawsuits have been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. and Arthur Andersen LLP.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Federal Actions

     On January 12, 2005, we announced that we reached an agreement to settle the previously-reported class action in the Northern District of California captioned: In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the “Consolidated Action”) pending before the Honorable Ronald M. Whyte of the United States District Court (the “Court”) for the Northern District of California. In general, under the agreement to settle the Consolidated Action, we will pay the settlement class a total of $960 million in cash and accordingly, in the third quarter of 2005, we accrued this amount. The settlement will resolve the Consolidated Action as to all defendants, other than Arthur Andersen LLP and Bear Stearns & Co Inc. Other previously reported federal and state cases are not resolved by the settlement. The settlement agreement is subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class and final approval by the Court after a hearing. Judge Whyte held a hearing on March 25, 2005, to determine whether to grant preliminary approval of the settlement, but has not yet issued a decision.

     The previously-reported individual actions in the Northern District of California captioned Jacobs v. McKesson HBOC, Inc., et al. (C-99-21192 RMW), Jacobs v. HBO & Company (Case No. C-00-20974 RMW), Bea v. McKesson HBOC, Inc. et al. (Case No. C-00-20072 RMW), Cater v. McKesson Corporation et al. (Case No. C-00-20327 RMW), Baker v. McKesson HBOC, Inc., et al. (Case No. CV 00-0188), Pacha, et al. v. McKesson HBOC, Inc., et al. (Case No. C01-20713 PVT), and Hess v. McKesson HBOC, Inc. et al. (Case No. C-20003862), remain stayed and are consolidated with the Consolidated Action.

     The related federal class action, In re McKesson HBOC Inc. ERISA Litigation (Northern District of California No. C-02-0685 RMW) (the “ERISA Action”), pending before Judge Whyte, involves ERISA claims brought on behalf of the HBOC Profit Sharing and Savings Plan (the “HBOC Plan”) and the McKesson Profit Sharing and Investment Plan (the “McKesson Plan”), as well as participants in those plans. On May 6, 2005, a Stipulation and Agreement of Settlement was executed for that portion of the ERISA Action that involves HBOC Plan claims. The proposed settlement resolves all claims by the HBOC Plan and its participants in consideration of an $18.2 million cash payment by the Company. The settlement is subject to various conditions, including, but not limited to, notice to the class and final approval by the Court. Judge Whyte has scheduled a hearing on final approval of the HBOC Plan settlement for September 9, 2005. The separate ERISA claims of the McKesson Plan and its participants are not resolved by this settlement. The Company’s motion to dismiss those claims remains pending before this Court.

     State Actions

     Twenty-four actions have been filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC (and others) in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements. Ten of those state court actions remain pending in California and Georgia.

     In the previously-reported actions pending in California Superior Court captioned Yurick v. McKesson HBOC, Inc. et al. (Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619), Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269), Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747), and Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al. (Case No. CGC-02-405792) (“Merrill Lynch”), the trial court has set a trial date of October 3, 2005. The Merrill Lynch plaintiffs have moved for summary judgment on their common law fraud claim, and the hearing on that motion is presently set for July 1, 2005.

     Five previously-reported actions remain pending in Georgia state courts: Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Georgia State Court, Fulton County, Case No. 00VS010469A); Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Georgia State Court, Fulton County, Case No. 00 VS 010801); Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48407); Hall Family Investments, L.P. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48612); and James Gilbert v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 02VS032502C.) The allegations in these actions are substantially similar to those in the Consolidated Action. The Company and HBOC have answered the complaints in each of these actions, generally denying the allegations and any liability to plaintiffs. The Green and Hall Family Investments actions have been consolidated for purposes of discovery and may be consolidated for purposes of trial. Discovery in the Suffolk

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Partners, Curran Partners, Green, and Hall Family Investments actions is proceeding in coordination with the Consolidated Action. The Gilbert action has been stayed until final disposition of the Consolidated Action. No trial date has been set for any of these actions.

     As a result of the Company’s various pretrial motions, only a single post-merger accounting oversight claim against the directors of post-merger McKesson remains to be litigated in the previously-reported action captioned: Saito, et. al. v. McCall (Civil Action No. 17132.) The Company filed its answer to the Fourth Amended Complaint in Saito on February 8, 2005. The parties are currently engaged in discovery. No trial date has been set.

     On March 30, 2004, the United States Attorney’s Office for the Northern District of California filed a three count indictment against former McKesson Executive Vice President and Chief Financial Officer, Richard H. Hawkins, charging him with conspiracy to commit securities and wire fraud, securities fraud, and making false statements to an accountant. On March 31, 2004, Hawkins pled not guilty to the charges. The Hawkins court trial closed on March 11, 2005. No verdict has yet been issued.

     During the third quarter of 2005, we also established a reserve of $240 million, which the Company believes will be adequate to address its remaining potential exposure with respect to all other previously reported Accounting Litigation, including the State Actions discussed above. That sum includes the proposed $18.2 million settlement amount in the HBOC Plan ERISA Action noted above. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be less than the reserve. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require payments by the Company in addition to the reserve, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.

     II. Other Litigations and Claims

     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. These include:

     Product Liability Litigation and Other Claims

     Our subsidiary, McKesson Medical-Surgical Inc., is one of multiple defendants in approximately 11 cases in which plaintiffs claim they were injured due to exposure, over many years, to latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical Inc. Efforts to resolve tenders of defense to its suppliers are continuing and final agreements have been reached with two major suppliers.

     We, along with more than 100 other companies, have been named in a lawsuit brought in 2000 by the Lemelson Medical, Educational & Research Foundation (the “Foundation”) alleging that we and our subsidiaries are infringing seven (7) U.S. patents relating to common bar code scanning technology and its use for the automated management and control of product inventory, warehousing, distribution and point-of-sale transactions. Due to the pendency of earlier litigation brought against the Foundation by the manufacturers of bar code devices attacking the validity of the patents at issue, the court stayed the suit against the Company until the conclusion of the earlier case, including any appeals that may be taken. The trial in this earlier case concluded in January 2003 and the court subsequently ruled that each of the patents at issue was unenforceable due to prosecutorial laches. The case is now on appeal to the Federal Circuit Court of Appeals. It is anticipated that oral argument will not occur before May of 2005. While the suit against the Company was stayed, the U.S. Patent and Trademark Office granted petitions for reexamination of 3 of the 7 patents asserted by the Foundation against the Company. The reexamination will determine, among other things, whether these patents have expired. Each of the remaining 4 patents in the action has already expired by its own terms, or by the Foundation’s disclaiming the remaining portion of the patent’s life.

     The Company is a defendant in approximately 110 California cases alleging that the plaintiffs were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). The cases typically assert causes of action for strict liability, negligence, breach of warranty and false advertising for improper design, testing, manufacturing, and warnings relating to the manufacture and distribution of Vioxx. None of the cases involving the

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Company is scheduled for trial. The Company has tendered each of these cases to Merck and has reached an agreement with Merck to defend and indemnify the Company.

     The Company is a defendant in approximately 42 cases alleging that the plaintiffs were injured because they took the drugs known as fen-phen, the term commonly used to describe the weight-loss combination of fenfluramine or dexfenfluramine with phentermine. The Company has been named as a defendant along with several other defendants in 41 cases; and has accepted the tender of one of its customers named as defendant in the one remaining case. The cases are pending in state courts in California and Mississippi and in state and federal courts in Florida and New York, and typically assert causes of action for strict liability, negligence, breach of warranty, false advertising and unfair business practices for improper design, testing, manufacturing and warnings relating to the distribution and/or prescription of fen-phen. The Company has tendered each of these cases to its suppliers and has reached an agreement with its major supplier to defend and indemnify the Company and its customers.

     We, through our former McKesson Chemical Company division, are named in approximately 200 cases involving the alleged distribution of asbestos. These cases typically involve either single or multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1986 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar has raised questions concerning the extent of its obligations under the indemnification agreement, and while Univar continues to defend us in many of these cases, it has been rejecting our tenders of new cases since February 2005. We believe Univar remains obligated for all tendered cases under the terms of the indemnification agreement, however we are beginning to incur defense costs in connection with these more recently-served actions. We also believe that a portion of the claims against us will be covered by insurance, and we are pursuing the available coverage.

     On May 3, 2004, judgment was entered against the Company and one of its employees in the action Roby v. McKesson HBOC, Inc. et al. (Superior Court of Yolo County, California, Case No. CV01-573.) Former employee Charlene Roby brought claims for wrongful termination, disability discrimination and disability-based harassment against the Company and a claim for disability-based harassment against her former supervisor. The jury awarded Roby compensatory damages in the amount of $3.5 million against the Company and $0.5 million against her supervisor, and punitive damages in the amount of $15.0 million against the Company and a nominal amount against her supervisor. Following post-trial motions, the trial court reduced the amount of compensatory damages against the Company to $2.8 million; the punitive damages awarded against both defendants and the compensatory damages awarded against the individual employee defendant were not reduced. On October 18, 2004, the trial court awarded Roby her attorney’s fees in the amount of $0.7 million. The Company has filed a Notice of Appeal, seeking reduction or reversal of the compensatory and punitive damage awards and the award of attorney’s fees. If these efforts are not successful, the judgment in this case could have an adverse impact on our consolidated financial statements.

     In December 2004, the Company received a request for documents from the Federal Trade Commission (“FTC”) that asks the Company to voluntarily produce certain documents to the FTC. The document request, which does not allege wrongdoing, is part of an FTC non-public investigation to determine whether the Company, in violation of Section 5 of the Federal Trade Commission Act, may have engaged, or may be engaging, in anti-competitive practices with other wholesale pharmaceutical distributors in order to limit competition for provider customers seeking distribution services. The investigation is at an early stage, and the Company is in the process of responding to the FTC document request.

     In April 2005, we received a subpoena from the office of the Attorney General of the State of New York (“NYAG”) requesting the production of documents, responses to interrogatories and other information concerning our participation in the secondary or “alternate source” market for pharmaceutical products. This investigation appears to be in its early stages; and we are cooperating with the NYAG and intend to be fully responsive to the subpoena.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     Environmental Matters

     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at six sites where we, or entities acquired by us, formerly conducted operations; and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, we are one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these six sites. Although the Company’s potential allocation under either directive cannot be determined at this time, we have agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.

     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these six sites is $11.5 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $11.5 million is expected to be paid out between April 2005 and March of 2028. Our estimated liability for these environmental matters has been accrued in the accompanying balance sheets.

     In addition, we have been designated as a PRP under the Comprehensive Environmental Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 28 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 28 sites is approximately $2 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

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

     While it is not possible to determine with certainty the ultimate outcome or the duration of any of the litigation or governmental proceedings discussed under this section II, “Other Litigation and Claims”, we believe based on current knowledge and the advice of our counsel that, except as otherwise noted, such litigation and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

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

     As previously reported, there have been contract delays to date which have increased costs and decreased the amount of time in which we can earn revenues. These delays have adversely impacted the contract’s projected profitability and no material revenue has yet been recognized on this contract. As of March 31, 2005, our consolidated balance sheet includes an investment of approximately $114 million in net assets, consisting of prepaid expenses, software and capital assets, net of cash received, related to this contract. Due to the delays and other desired modifications to the original contract, we have negotiated a tentative agreement with the NHS on changes to certain key terms and conditions in the contract including a term extension and updated implementation plan. We expect this contract amendment to be signed in the first quarter of the 2006 fiscal year. While we believe it is likely that we can deliver and operate a satisfactory system and recover our investment in this contract, failure to sign the tentative agreement in its current form and/ or further implementation delays may result in significant losses that

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

could be material. Additionally, if there is further modification to the tentative amended contract terms and conditions and implementation plan, it is possible that the terms of that agreement may result in significant losses, that could be material.

20. Stockholders’ Equity

     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (“Board”.)

     In 2001, the Board approved a plan to repurchase up to $250.0 million of common stock of the Company in open market or private transactions. In 2004 and 2003, we repurchased 3.9 million and 0.9 million shares for $115.1 million and $25.0 million. Since the inception of this plan, we repurchased 8.3 million shares for $249.9 million. In 2004, the Board approved a new plan to repurchase up to $250.0 million of additional common stock of the Company. Under this plan, we have repurchased 1.4 million shares for $41.5 million in 2004. No common stock was repurchased under either of the plans in 2005. The repurchased shares will be used to support the Company’s stock-based employee compensation plans and for other general corporate purposes.

     In 2005, the Board renewed the common stock rights plan. Under the renewal of the plan, effective October 22, 2004, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock. Each Right entitles the holder to purchase, upon the occurrence of certain triggering events, a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock. Triggering events include, without limitation, the acquisition by another entity of 15% or more of the Company’s common stock without the prior approval of the Board. The Rights have certain anti-takeover effects that will cause substantial dilution to the ownership interest of a person or group that attempts to acquire the Company on terms not approved by the Board. The new Rights will expire in 2014, unless the date is extended or the Rights are redeemed or exchanged earlier by the Board.

     We have several equity compensation plans (stock option, restricted stock and stock purchase plans) for the benefit of certain officers, directors and employees. As a result of acquisitions, we also have 17 other option plans under which no further awards have been made since the date of acquisition. Under the active equity compensation plans, we were authorized to grant up to 117.3 million shares as of March 31, 2005, of which 100.8 million shares have been granted.

     The following is a summary of options outstanding at March 31, 2005:

			Options Outstanding			Options Exercisable
				Weighted-
			Number of	Average	Weighted-	Number of
			Options	Remaining	Average	Options	Weighted-
Range of Exercise			Outstanding At	Contractual	Exercise	Exercisable at	Average
Prices			Year End	Life (Years)	Price	Year End	Exercise Price

$ 0.01	-	$13.67	87,467	4	$0.75	77,467	$0.84
$ 13.68	-	$27.35	4,899,316	4	21.58	4,706,291	21.41
$ 27.36	-	$41.02	41,766,275	6	33.04	41,102,059	33.09
$ 41.03	-	$54.70	1,917,743	3	47.59	1,917,743	47.59
$ 54.71	-	$68.37	724,392	3	58.26	724,392	58.26
$ 68.38	-	$82.04	8,972,847	3	72.90	8,972,847	72.90
$ 82.05	-	$95.72	389,532	3	90.76	389,532	90.76
$ 95.73	-	$123.07	373,334	3	113.50	373,334	113.50
$ 123.08	-	$136.74	373,334	3	136.74	373,334	136.74

			59,504,240	5	40.37	58,636,999	40.54

     Expiration dates range from April 2005 to February 2015.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

     The following is a summary of changes in the options for the stock option plans:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	65,227,548	$40.76	63,938,789	$40.36	63,198,584	$40.39
Granted	6,298,785	34.67	7,030,785	33.77	7,061,927	30.70
Exercised	(7,088,417)	25.42	(3,010,288)	19.92	(2,774,642)	17.28
Canceled	(4,933,676)	59.57	(2,731,738)	35.68	(3,547,080)	39.80

Outstanding at end of year	59,504,240	40.37	65,227,548	40.77	63,938,789	40.36

     The weighted average fair values of the options granted during 2005, 2004 and 2003 were $12.79, $13.83 and $12.27 per share. Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2005	2004	2003

Expected stock price volatility	28.6%	34.3%	34.5%
Expected dividend yield	0.67%	0.59%	0.59%
Risk-free interest rate	4.2%	3.8%	3.4%
Expected life (in years)	7	7	7

     The Company also has an employee stock purchase plan (“ESPP”) under which 11.1 million shares have been authorized for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. In 2005, 2004 and 2003, 1.9 million, 1.3 million and 1.5 million shares were issued under the ESPP. At March 31, 2005, 3.1 million shares were available for issuance under the ESPP.

21. Related Party Balances and Transactions

     Notes receivable outstanding from certain of our current and former officers and senior managers totaled $44.9 million and $62.7 million at March 31, 2005 and 2004. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 2.7% to 8.0% and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. At March 31, 2005, the value of the underlying stock collateral was $23.8 million. The collectability of these notes is evaluated on an ongoing basis. As a result, in 2004, we recorded a $21.0 million charge for notes from the former officers and employees. In 2005, we reversed approximately $6 million of this reserve based on an increase in price of the underlying stock collateral. Other receivable balances held with related parties, consisting of loans made to certain officers and senior managers, at March 31, 2005 and 2004 amounted to $2.1 million and $2.6 million.

     In 2005, 2004 and 2003 we incurred approximately $8 to $9 million annually of rental expense from an equity-held investment. In addition, in 2005, 2004 and 2003 we purchased $3.0 million of services per year from an equity-held investment.

22. Segments of Business

     Our segments include Pharmaceutical Solutions, Medical-Surgical Solutions and Provider Technologies. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits, and the results of certain joint venture investments. Corporate

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,
(In millions)	2005	2004	2003

Revenues
Pharmaceutical Solutions (1)	$76,318.1	$65,493.1	$53,058.8
Medical-Surgical Solutions	2,894.7	2,810.5	2,842.9
Provider Technologies
Software and software systems	245.6	218.2	288.7
Services	936.2	868.3	829.4
Hardware	120.0	116.0	101.0

Total Provider Technologies	1,301.8	1,202.5	1,219.1

Total	$80,514.6	$69,506.1	$57,120.8

Operating profit
Pharmaceutical Solutions (2) (3)	$1,076.7	$980.1	$966.7
Medical-Surgical Solutions	102.1	106.4	79.4
Provider Technologies	106.7	128.2	101.6

Total	1,285.5	1,214.7	1,147.7
Corporate (4)	(207.3)	(183.1)	(168.2)
Securities Litigation charge	(1,200.0)	—	—
Interest Expense	(118.0)	(120.2)	(128.1)

Income (loss) from continuing operations before income taxes	$(239.8)	$911.4	$851.4

Depreciation and amortization (5)
Pharmaceutical Solutions	$109.6	$98.1	$89.6
Medical-Surgical Solutions	26.7	23.6	22.3
Provider Technologies	80.2	84.1	69.3
Corporate	34.4	26.3	22.5

Total	$250.9	$232.1	$203.7

Expenditures for long-lived assets (6)
Pharmaceutical Solutions	$65.5	$44.0	$50.1
Medical-Surgical Solutions	7.4	8.9	18.2
Provider Technologies	19.4	19.7	23.0
Corporate	47.6	42.4	24.7

Total	$139.9	$115.0	$116.0

Segment assets, at year end
Pharmaceutical Solutions	$13,157.7	$12,050.5	$10,593.0
Medical-Surgical Solutions	1,636.3	1,539.2	1,519.7
Provider Technologies	1,449.7	1,402.7	1,265.4

Total	16,243.7	14,992.4	13,378.1
Corporate
Cash, cash equivalents and marketable securities	1,809.3	717.8	533.5
Other	722.0	530.0	449.5

Total	$18,775.0	$16,240.2	$14,361.1

(1)	In addition to the distribution of pharmaceutical and healthcare products, our Pharmaceutical Solutions segment includes the manufacture and sale of automated pharmaceutical dispensing systems for retail pharmacies, disease management and patient and other services for payors, and software, and consulting and outsourcing to pharmacies. Revenues from these products and services were not a material component of segment revenues in 2005, 2004 and 2003.

(2)	Includes $13.0 million, $7.4 million and $12.2 million of earnings from equity investments in 2005, 2004 and 2003.

(3)	Operating profit for 2005 and 2004 includes $41.2 million and $21.7 million representing our share of settlements of antitrust class action lawsuits brought against certain drug manufactures. These settlements were recorded as reductions to cost of sales within our consolidated statements of operations in our Pharmaceutical Solutions segment. In 2006, $51.2 million has been received for another settlement of an antitrust class action lawsuit. This additional settlement will be recorded in the first quarter of 2006.

(4)	Corporate expenses in 2004 included approximately $13 million of gains on the sales of surplus properties.

(5)	Includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(6)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)

     Revenues and property, plant and equipment by geographic areas were as follows:

	Years Ended March 31,
(In millions)	2005	2004	2003

Revenues
United States	$75,102.6	$64,856.7	$53,544.8
International	5,412.0	4,649.4	3,576.0

Total	$80,514.6	$69,506.1	$57,120.8

Property, plant and equipment, at year end
United States	$563.5	$535.2	$538.8
International	67.0	64.7	54.9

Total	$630.5	$599.9	$593.7

     International operations primarily consist of our Canadian pharmaceutical and healthcare products distribution business and our investment in Nadro for our Pharmaceutical Solutions segment. Our Provider Technologies business has operations in the United Kingdom, Canada and Europe. We also have a software manufacturing and a printing facility in Ireland. Net revenues were attributed to geographic areas based on the customers’ shipment locations.

23. Quarterly Financial Information (Unaudited)

	First	Second	Third		Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter		Quarter	Year

Fiscal 2005
Revenues	$19,186.6	$19,934.3	$20,781.9		$20,611.8	$80,514.6
Gross profit	852.0	735.0	840.6		1,037.1	3,464.7
Net income (loss)	163.6	86.1	(665.4	)(1)	259.0	(156.7	)(1)

Earnings (loss) per common share
Diluted	$0.55	$0.29	$(2.26	)(1)	$0.85	$(0.53	)(1)
Basic	$0.56	$0.29	$(2.26	)(1)	$0.87	$(0.53	)(1)

Cash dividends per common share	$0.06	$0.06	$0.06		$0.06	$0.24
Market prices per common share
High	$35.90	$32.90	$32.72		$38.56	$38.56
Low	29.67	24.90	22.61		30.13	22.61

Fiscal 2004
Revenues	$16,524.2	$16,810.1	$18,231.9		$17,939.9	$69,506.1
Gross profit	786.5	811.7	755.5		894.5	3,248.2
Net income	155.6	156.5	120.2		214.2	646.5

Earnings per common share
Diluted	$0.53	$0.53	$0.41		$0.73	$2.19
Basic	$0.54	$0.54	$0.41		$0.74	$2.23

Cash dividends per common share	$0.06	$0.06	$0.06		$0.06	$0.24
Market prices per common share
High	$37.1	$36.7	$34.8		$32.0	$37.1
Low	22.6	31.9	28.1		27.0	22.6

(1)	Net loss and net loss per common share for the third quarter and full year of 2005 includes the $1.2 billion pre-tax charge relating to the Securities Litigation, as discussed in Financial Note 19.

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman, President and	Chairman, President and
Chief Executive Officer,	Chief Executive Officer
McKesson Corporation

Wayne A. Budd	Jeffrey C. Campbell
Senior Counsel,	Executive Vice President and
Goodwin Procter LLP	Chief Financial Officer

Alton F. Irby III	Paul C. Julian
Partner,	Executive Vice President,
Tricorn Partners LLP	Group President

M. Christine Jacobs	Paul E. Kirincic
Chairman, President and	Executive Vice President, Human Resources
Chief Executive Officer,
Theragenics Corporation	Nicholas A. Loiacono
Vice President and Treasurer
Marie L. Knowles
Executive Vice President and	Ivan D. Meyerson
Chief Financial Officer, Retired,	Executive Vice President, General Counsel
Atlantic Richfield Company	and Secretary

David M. Lawrence M.D.	Marc E. Owen
Chairman Emeritus,	Executive Vice President, Corporate Strategy
Kaiser Foundation Health Plan, Inc., and	and Business Development
Kaiser Foundation Hospitals
Pamela J. Pure
Robert W. Matschullat	Executive Vice President,
Vice Chairman and Chief Financial Officer, Retired	President, McKesson Provider Technologies
The Seagram Company Ltd.
Nigel A. Rees
James V. Napier	Vice President and Controller
Chairman of the Board, Retired,
Scientific-Atlanta, Inc.	Cheryl T. Smith
Executive Vice President,
Jane E. Shaw, Ph.D.	Chief Information Officer
Chairman and Chief Executive Officer,
Aerogen, Inc.	Heidi E. Yodowitz
Senior Vice President, Finance
Richard F. Syron, Ph.D.
Chairman and Chief Executive Officer,
Freddie Mac

McKESSON CORPORATION

CORPORATE INFORMATION

Common Stock

     McKesson Corporation common stock is listed on the New York Stock Exchange and the Pacific Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.

Stockholder Information

     The Bank of New York, 101 Barclay Street, 11 East, New York, NY 10286 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates, 1099-DIV’s, or to have your dividend check deposited directly into your checking or savings account, stockholders may call The Bank of New York’s telephone response center at (800) 524-4458, weekdays 9:00 a.m. to 5:00 p.m., ET. For the hearing impaired call (888) 269-5221. The Bank of New York also has a Web site: http://stock.bankofny.com – that stockholders may use 24 hours a day to request account information. An Interactive Voice Response System is available 24 hours a day, seven days a week at (800) 524-4458.

Dividends and Dividend Reinvestment Plan

     Dividends are generally paid on the first business day of January, April, July and October. McKesson Corporation’s Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional shares of common stock. Stock in an individual’s Dividend Reinvestment Plan is held in book entry at the Company’s transfer agent, the Bank of New York. For more information, or to request an enrollment form, call The Bank of New York’s telephone response center at (866) 216-0306. From outside the United States, call +1-610-382-7833.

Annual Meeting

     McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m., PDT, on Wednesday July 27, 2005, at the A. P. Giannini Auditorium, 555 California Street, San Francisco, California.