Form 10-Q
period 2005-06-30
MCKESSON CORP
filed 2005-08-01
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended June 30, 2005

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
     Indicate by check mark whether the registrant is an accelerated filer. Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005

Common stock, $0.01 par value	308,349,544 shares

McKESSON CORPORATION
TABLE OF CONTENTS

Item	Page

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2005	2005

ASSETS
Current Assets
Cash and cash equivalents	$2,409	$1,800
Marketable securities available for sale	9	9
Receivables, net	5,782	5,721
Inventories	7,228	7,495
Prepaid expenses and other	317	337

Total	15,745	15,362
Property, Plant and Equipment, net	628	616
Capitalized Software Held for Sale	128	130
Notes Receivable	161	163
Goodwill and Other Intangibles	1,534	1,529
Other Assets	933	975

Total Assets	$19,129	$18,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$8,762	$8,733
Deferred revenue	573	593
Current portion of long-term debt	8	9
Securities Litigation	1,221	1,200
Other	1,245	1,257

Total	11,809	11,792
Postretirement Obligations and Other Noncurrent Liabilities	593	506
Long-Term Debt	992	1,202

Other Commitments and Contingent Liabilities (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized, shares issued: June 30, 2005 - 316 and March 31, 2005 - 306	3	3
Additional paid-in capital	2,713	2,320
Other	(55)	(42)
Retained earnings	3,346	3,194
Accumulated other comprehensive income	23	32
ESOP notes and guarantees	(33)	(36)
Treasury shares, at cost, June 30, 2005 - 8 and March 31, 2004 - 7	(262)	(196)

Total Stockholders’ Equity	5,735	5,275

Total Liabilities and Stockholders’ Equity	$19,129	$18,775

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2005	2004

Revenues	$21,058	$19,175
Cost of Sales	20,133	18,326

Gross Profit	925	849

Operating Expenses	612	589
Securities Litigation Charge	52	—

Total Operating Expenses	664	589

Operating Income	261	260

Other Income, Net	28	15

Interest Expense	(25)	(30)

Income from Continuing Operations Before Income Taxes	264	245

Income Taxes	(94)	(82)

Income from Continuing Operations	170	163

Discontinued Operations	1	1

Net Income	$171	$164

Earnings Per Common Share
Diluted	$0.55	$0.55
Basic	$0.57	$0.56

Dividends Declared Per Common Share	$0.06	$0.06

Weighted Average Shares
Diluted	313	300
Basic	302	291
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2005	2004

Operating Activities
Income from continuing operations	$170	$163
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	64	61
Securities Litigation charge, net of tax	35	—
Securities Litigation settlement payments	(31)	—
Deferred taxes	33	107
Other non-cash items	(1)	1

Total	270	332

Effects of changes in:
Receivables	(23)	(92)
Inventories	262	(636)
Drafts and accounts payable	48	670
Deferred revenue	129	(35)
Taxes	35	(49)
Proceeds from sale of notes receivable	—	21
Other	(84)	(100)

Total	367	(221)

Net cash provided by operating activities	637	111

Investing Activities
Property acquisitions	(44)	(22)
Capitalized software expenditures	(32)	(36)
Acquisitions of businesses, less cash and cash equivalents acquired	(8)	(37)
Other	(7)	16

Net cash used in investing activities	(91)	(79)

Financing Activities
Proceeds from issuance of debt	—	23
Repayment of debt	(11)	(13)
Capital stock transactions:
Issuances	155	83
Share repurchases	(66)	—
ESOP notes and guarantees	3	13
Dividends paid	(18)	(18)
Other	—	9

Net cash provided by financing activities	63	97

Net increase in cash and cash equivalents	609	129
Cash and cash equivalents at beginning of period	1,800	708

Cash and cash equivalents at end of period	$2,409	$837

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2005, and the results of operations and cash flows for the quarters ended June 30, 2005 and 2004.
     The results of operations for the quarters ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2005 consolidated financial statements previously filed with the Securities and Exchange Commission.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.
     New Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 becomes effective for us in 2007. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated financial statements.
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

	Quarter Ended June 30,
(In millions, except per share amounts)	2005	2004
Net income, as reported	$171	$164
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	2	1
SFAS No. 123 expense	(4)	(8)

Pro forma net income	$169	$157

Earnings per common share:
Diluted — as reported	$0.55	$0.55
Diluted — pro forma	0.54	0.53
Basic — as reported	0.57	0.56
Basic — pro forma	0.56	0.54
     In 2004, we accelerated vesting of substantially all unvested stock options outstanding whose exercise price was equal to or greater than $28.20, or substantially all of the total unvested stock options then outstanding. During the second quarter of 2005, we granted 6 million stock options. Substantially all of these options vested on or before March 31, 2005. Prior to 2004, stock options typically vested over a four year period. These actions were approved by the Compensation Committee of the Company’s Board of Directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R), "Share–Based Payment." As a result of the 2004 accelerated vesting and 2005 shorter vesting periods, compensation expense, as indicated in the above table, was nominal.

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
     In 2007, we will adopt SFAS No. 123(R) which will require us to recognize the fair value of the equity awards granted to employees as an expense. In addition, this standard requires that the fair value of the unvested equity awards outstanding as of April 1, 2006 be recognized at the grant-date fair value as the remaining requisite service is rendered. Accordingly, SFAS No. 123 expense for the stock option grants that received accelerated vesting in 2004, as well as the related compensation expense associated with the 2005 fully vested stock options, will not be recognized in our earnings after SFAS 123(R) is adopted.
2. Acquisitions
     On July 8, 2005, we entered into an agreement to acquire D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri by means of a cash tender offer of $14.50 per share, or approximately $207 million plus the assumption of D&K's outstanding debt. D&K is a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. As previously announced, we commenced our tender offer on July 22, 2005, and the offer and the withdrawal rights, unless extended, are scheduled to expire on August 18, 2005. The acquisition is expected to close in the second quarter of 2006, subject to customary conditions. Upon completion of the acquisition, the results of D&K will be included in the consolidated financial statements within our Pharmaceutical Solutions segment.
     On June 20, 2005, we entered into an agreement to acquire Medcon, Ltd. (“Medcon”), an Israeli company, by means of a merger. Medcon’s issued and outstanding shares will be converted into the right to receive cash consideration of $3.05 per share, or approximately $105 million. Medcon provides web-based cardiac image and information management services. The transaction is expected to close in the second quarter of 2006 and is subject to regulatory approval and other customary conditions. Upon completion of the acquisition, the results of Medcon’s operations will be included in the consolidated financial statements within our Provider Technologies segment.
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
     During the last two years we have also completed a number of smaller acquisitions and investments. Purchase prices have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.
3. Divestitures
     On June 9, 2005, we entered into an agreement to sell McKesson BioServices Corporation (“BioServices”), a wholly-owned subsidiary, to a third party for approximately $62 million in cash. The transaction is expected to close in the second quarter of 2006, subject to customary conditions including regulatory review. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of BioServices’ operations are reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. Such results of operations were previously included within our Pharmaceutical Solutions segment. BioServices’ revenues, income and net assets are not material to our consolidated financial statements.
     During the first quarter of 2005, we sold a business for net cash proceeds of $12 million. The disposition resulted in a pre-tax loss of $1 million and an after-tax loss of $5 million. Financial results for this business were included in our Pharmaceutical Solutions segment and were not material to our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES
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
     The computations for basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2005	2004
Income from continuing operations	$170	$163
Interest expense on convertible junior subordinated debentures, net of tax benefit	1	2

Income from continuing operations — diluted	$171	$165

Weighted average common shares outstanding:
Basic	302	291
Effect of dilutive securities:
Options to purchase common stock	5	3
Convertible junior subordinated debentures	5	5
Restricted stock	1	1

Diluted	313	300

Earnings per common share from continuing operations:
Basic	$0.57	$0.56
Diluted	$0.55	$0.55
     Approximately 13 million and 34 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended June 30, 2005 and 2004 as their exercise price was higher than the Company’s average stock price.
5. Goodwill and Other Intangibles
     Changes in the carrying amount of goodwill for the quarter ended June 30, 2005, are as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total
Balance, March 31, 2005	$300	$744	$395	$1,439
Goodwill acquired	2	—	4	6
Translation adjustments	—	—	3	3

Balance, June 30, 2005	$302	$744	$402	$1,448

     Information regarding other intangibles is as follows:

	June 30,	March 31,
(In millions)	2005	2005
Customer lists	$103	$103
Technology	70	71
Trademarks and other	35	33

Total other intangibles, gross	208	207
Accumulated amortization	(122)	(117)

Total other intangibles, net	$86	$90

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
     Amortization expense of other intangibles was $5 million and $6 million for the quarters ended June 30, 2005 and 2004. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at June 30, 2005 were: 8 years, 4 years and 4 years. Estimated future annual amortization expense of these assets is as follows: $19 million, $19 million, $14 million, $8 million and $3 million for 2006 through 2010, and $3 million thereafter. At June 30, 2005, there were $20 million of other intangibles not subject to amortization.
6. Financing Activity
     In June 2005, we renewed our $1.4 billion committed accounts receivable sales facility under substantially similar terms to those previously in place. The renewed facility expires in June 2006. At June 30, 2005, there were no amounts utilized under this facility.
7. Convertible Junior Subordinated Debentures
     In February 1997, we issued 5% Convertible Junior Subordinated Debentures (the “Debentures”) in an aggregate principal amount of $206 million. The Debentures were purchased by McKesson Financing Trust (the “Trust”) with proceeds from its issuance of four million shares of preferred securities to the public and 123,720 common securities to us. The Debentures represented the sole assets of the Trust and bore interest at an annual rate of 5%, payable quarterly. These preferred securities of the Trust were convertible into our common stock at the holder’s option.
     Holders of the preferred securities were entitled to cumulative cash distributions at an annual rate of 5% of the liquidation amount of $50 per security. Each preferred security was convertible at the rate of 1.3418 shares of our common stock, subject to adjustment in certain circumstances. The preferred securities were to be redeemed upon repayment of the Debentures and were callable by us on or after March 4, 2000, in whole or in part, initially at 103.5% of the liquidation preference per share, and thereafter at prices declining at 0.5% per annum to 100% of the liquidation preference on and after March 4, 2007 plus, in each case, accumulated, accrued and unpaid distributions, if any, to the redemption date.
     During the first quarter of 2006, we called for the redemption of the Debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
8. Pension and Other Postretirement Benefit Plans
     Net expense for the Company’s defined benefit pension and postretirement plans was $11 million and $31 million for the first quarters of 2006 and 2005. During the first quarter of 2005, we made several lump sum payments totaling $42 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” $12 million in settlement charges associated with these payments were expensed in the first quarter of 2005. Substantially all of this expense was recorded in the Corporate segment.
9. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended June 30,
(In millions)	2005	2004
Net income	$171	$164
Foreign currency translation adjustments and other	(9)	(7)

Comprehensive income	$162	$157

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
     As previously discussed, during the first quarter of 2006, we called for the redemption of the Debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
     In 2004, the Company’s Board of Directors approved a plan to repurchase up to $250 million of the Company’s common stock. During the first quarter of 2006, under this plan, we repurchased 2 million shares for $66 million. Since the inception of this plan, we repurchased 3 million shares for $107 million. The repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made in open market or private transactions.
10. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At June 30, 2005, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $182 million and $9 million of which a nominal amount has been accrued.
     At June 30, 2005, we had commitments of $8 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.
     In addition, our banks and insurance companies have issued $85 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
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

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the condensed consolidated balance sheets.
11. Other Commitments and Contingent Liabilities
     In our annual report on Form 10-K for the year ended March 31, 2005, we reported on numerous legal proceedings, including those arising out of our announcement on April 28, 1999, regarding accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions LLC (the “Securities Litigation”). Since the date of our annual report on Form 10-K for the year ended March 31, 2005, significant developments were as follows:
     I. Securities Litigation
     On January 12, 2005, we announced that we had reached an agreement to settle the previously reported action in the Northern District of California captioned: In re McKesson HBOC, Inc. Securities Litigation (Case No. C-99-20743 RMW) (the “Consolidated Action”) for $960 million in cash. As previously reported, by order dated May 20, 2005, Judge Whyte denied “without prejudice” preliminary approval of the proposed settlement, expressing objection to two non-monetary provisions of the settlement. On July 12, 2005, we and the Lead Plaintiff jointly submitted revised settlement documents which we believe address and resolve the Court’s objections; however the Court has not yet ruled on this renewed request for preliminary approval.
     The previously-reported actions pending in California Superior Court captioned Utah and Colorado State Retirement Boards v. McKesson HBOC, Inc. et al. (Case No. 311269) and Minnesota State Board of Investment v. McKesson HBOC, Inc. et al. (Case No. 311747) were settled in July 2005. The remaining actions consolidated in California Superior Court, Yurick v. McKesson HBOC, Inc. et al. (Case No. 303857), The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 307619) and Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al. (Case No. CGC-02-405792) (“Merrill Lynch”), have been assigned a revised trial date of October 31, 2005. The Merrill Lynch plaintiffs have moved for summary adjudication on their common law fraud claim, and the hearing on that motion was continued from July 1, 2005, to September 22, 2005.
     Two previously-reported actions that were pending in Georgia state courts, Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al. (Georgia State Court, Fulton County, Case No. 00VS010469A) and Curran Partners, L.P. v. McKesson HBOC, Inc. et al. (Georgia State Court, Fulton County, Case No. 00 VS 010801), were settled in June 2005.
     During the third quarter of 2005, we recorded a $1,200 million pre-tax charge with respect to the Company’s Securities Litigation. Five of the cases not included in the Consolidated Action were settled during the quarter. Based on the settlements reached and the Company’s current assessment of the remaining cases, the estimated reserves were increased by $52 million net pre-tax during the quarter. Also during the quarter, $31 million of cash settlements were paid. As of June 30, 2005, the Securities Litigation accrual was $1,221 million. The Company currently believes this accrual is adequate to address its remaining potential exposure with respect to all of the Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the revised reserve. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require payments by the Company in addition to the reserve, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.
     In July 2005, a verdict of “not guilty on all counts of the Indictment” was entered in the previously reported federal criminal action pending in the Northern District of California against former McKesson Executive Vice President and Chief Financial Officer, Richard H. Hawkins.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     II. Other Litigation
     On June 2, 2005, a purported civil class action complaint was filed against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, (Civil Action No.05-11148), alleging that commencing in late 2001 and early 2002 and continuing to the present day, the Company and co-defendant First DataBank have effectuated increases in the “Average Wholesale Price” of certain branded drugs, which alleged conduct resulted in higher drug reimbursement payments by plaintiffs and others similarly situated. The complaint purports to state claims based on the federal Racketeer Influenced and Corrupt Organizations Act, violations of the California Business and Professions Code and California Consumers Legal Remedies Act, and for negligent misrepresentation. The plaintiffs seek injunctive relief, as well as compensatory and punitive damages, attorneys’ fees and costs. We have not yet responded to the complaint in this action, but we believe that we have meritorious defenses to these claims and intend to vigorously defend the matter.
12. Segment Information
     Our operating segments consist of Pharmaceutical Solutions, Medical-Surgical Solutions and Provider Technologies. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits, and the results of certain joint venture investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.
     The Pharmaceutical Solutions segment distributes ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also manufactures and sells automated pharmaceutical dispensing systems for retail pharmacies, and provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, and software, and consulting and outsourcing services to pharmacies.
     The Medical-Surgical Solutions segment distributes medical-surgical supplies, first-aid products and equipment, and provides logistics and other services within the United States and Canada.
     The Provider Technologies segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, automated pharmaceutical dispensing systems for hospitals, as well as outsourcing and other services to healthcare organizations throughout North America, the United Kingdom and other European countries.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
     Financial information relating to our reportable operating segments is as follows:

	Quarter Ended June 30,
(In millions)	2005	2004
Revenues
Pharmaceutical Solutions	$19,964	$18,168
Medical-Surgical Solutions	744	707
Provider Technologies	350	300

Total	$21,058	$19,175

Operating profit
Pharmaceutical Solutions	$302	$290
Medical-Surgical Solutions	29	29
Provider Technologies	31	14

Total	362	333
Corporate Expenses, net	(21)	(58)
Securities Litigation charge	(52)	—
Interest expense	(25)	(30)

Income from continuing operations before income taxes	$264	$245

	June 30,	March 31,
(In millions)	2005	2005
Segment assets, at period end
Pharmaceutical Solutions	$12,858	$13,115
Medical-Surgical Solutions	1,631	1,636
Provider Technologies	1,479	1,450

Total	15,968	16,201
Corporate
Cash, cash equivalents, and marketable securities	2,418	1,809
Other	743	765

Total	$19,129	$18,775

     During the first quarters of 2006 and 2005, we received $51 million and $41 million as our share of settlements of antitrust class action lawsuits involving drug manufacturers. These settlements were recorded as credits in cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations.
     Corporate expenses for 2005 include pension settlement charges as discussed in Financial Note 8.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Financial Overview

	Quarter Ended June 30,
(In millions, except per share data)	2005	2004	Change
Revenues	$21,058	$19,175	10%
Income from Continuing Operations Before Income Taxes	264	245	8
Net Income	171	164	4
Diluted Earnings Per Share	$0.55	$0.55	—
     Revenues for the first quarter of 2006 grew by 10% to $21.1 billion from $19.2 billion compared to the same period a year ago. Net income was $171 million and $164 million for the first quarters of 2006 and 2005, and diluted earnings per share was $0.55 for both periods. Net income for 2006 was reduced by an additional after-tax Securities Litigation net charge of $35 million, or $0.11 per diluted share. The increase in net income primarily reflects revenue and operating profit growth in our Pharmaceutical Solutions and Provider Technologies segments, and a decrease in Corporate expenses. These increases were partially offset by the net $35 million after-tax Securities Litigation charge.
Results of Operations
     Revenues:

	Quarter Ended June 30,
(In millions)	2005	2004	Change
Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$12,351	$11,000	12%
U.S. Healthcare sales to customers’ warehouses	6,126	5,916	4

Subtotal	18,477	16,916	9
Canada distribution & services	1,487	1,252	19

Total Pharmaceutical Solutions	19,964	18,168	10

Medical-Surgical Solutions	744	707	5
Provider Technologies
Services	254	222	14
Software & software systems	62	51	22
Hardware	34	27	26

Total Provider Technologies	350	300	17

Total Revenues	$21,058	$19,175	10

     Revenues increased by 10% in the first quarter of 2006 compared to the same period a year ago. The increase was primarily due to our Pharmaceutical Solutions segment, which accounted for 95% of our consolidated revenues.
     U.S. Healthcare pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates as well as new institutional customers in our pharmaceutical distribution business. Distribution agreements for these new customers took effect in 2005. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics. U.S. Healthcare sales to customers’ warehouses also increased primarily as a result of greater volume to, and expanded agreements with, existing customers, partially offset by the loss of a warehouse customer.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Canadian pharmaceutical revenues increased primarily reflecting market growth rates and favorable foreign exchange rates. On a constant currency basis, revenues from our Canadian operations would have increased approximately 9% compared to the same period a year ago.
     Medical-Surgical Solutions segment distribution revenues increased reflecting growth in the acute and extended care sectors. Provider Technologies segment revenues increased reflecting higher sales and implementations of clinical and imaging software solutions as well as growth in automation product installations.
     Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2005	2004	Change
Gross Profit
Pharmaceutical Solutions	$594	$557	7%
Medical-Surgical Solutions	169	159	6
Provider Technologies	162	133	22

Total	$925	$849	9

Gross Profit Margin
Pharmaceutical Solutions	2.98%	3.07%	(9	)bp
Medical-Surgical Solutions	22.72	22.49	23
Provider Technologies	46.29	44.33	196
Total	4.39	4.43	(4)
     Gross profit increased 9% in the first quarter of 2006 compared to the same period a year ago. As a percentage of revenues, gross profit margin decreased 4 basis points to 4.39% in 2006. The decrease in our gross profit margin primarily reflects a higher proportion of our revenue being attributable to our Pharmaceutical Solutions segment, which has lower margins relative to our other segments. Gross profit margins increased in our Medical-Surgical Solutions and Provider Technologies segments primarily due to a change in product mix.
     During the first quarter of 2006, gross profit margin for our Pharmaceutical Solutions segment was impacted by:
•	lower buy side margins due to reduced seasonality in manufacturer compensation resulting from the transition to more predictable compensation that is not contingent upon seasonal price inflation, along with reductions in other product sourcing opportunities,

•	lower selling margins within our U.S. Pharmaceutical distribution business which reflect several new distribution agreements with institutional customers,

•	partially offsetting the above decreases, the benefit of increased sales of generic drugs with higher margins,

•	the receipt of $51 million cash proceeds representing our share of a settlement of an antitrust class action lawsuit. In the first quarter of 2005, $41 million was received for another settlement of an antitrust class action lawsuit,

•	a lower portion of revenues attributed to sales to customers’ warehouses within our U.S. Pharmaceutical distribution business. These revenues have a significantly lower gross margin as we pass much of the efficiencies of this low cost-to-serve model on to the customer,

•	higher supplier cash discounts from a change in customer mix, and

•	improved performance in the segment’s pharmacy outsourcing business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating Expenses and Other Income:

	Quarter Ended June 30,
(Dollars in millions)	2005	2004	Change
Operating Expenses
Pharmaceutical Solutions	$300	$273	10%
Medical-Surgical Solutions	141	131	8
Provider Technologies	133	120	11
Corporate	38	65	(42)

Subtotal	612	589	4
Securities Litigation charge	52	—	—

Total	$664	$589	13

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.50%	1.50%	—	bp
Medical-Surgical Solutions	18.95	18.53	42
Provider Technologies	38.00	40.00	(200)
Total	3.15	3.07	8

Other Income
Pharmaceutical Solutions	$8	$6	33%
Medical-Surgical Solutions	1	1	—
Provider Technologies	2	1	100
Corporate	17	7	143

Total	$28	$15	87

     Operating expenses increased 13%, or 4% excluding the Securities Litigation charge in the first quarter. As a percentage of revenues, operating expenses increased 8 basis points. Excluding the Securities Litigation charge, operating expenses as a percentage of revenues decreased 16 basis points reflecting the decrease in Corporate expenses. Operating expense dollars increased primarily due to the Securities Litigation charge, additional costs to support our sales volume growth, including employee compensation. Employee compensation costs increased due to the timing of salary increases and other benefit accruals, and to a lesser extent, from an increase in the number of employees. Partially offsetting these increases, 2006 operating expenses benefited from a change in estimate for certain other compensation and benefit plans. In addition, included in 2005 Corporate expenses was $12 million of settlement charges pertaining to a non-qualified pension plan. Other income increased primarily reflecting higher interest income due to the Company’s favorable cash balances.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended June 30,
(Dollars in millions)	2005	2004	Change
Segment Operating Profit (1)
Pharmaceutical Solutions	$302	$290	4%
Medical-Surgical Solutions	29	29	—
Provider Technologies	31	14	121

Total	362	333	9
Corporate Expenses, net	(21)	(58)	(64)
Securities Litigation charge	(52)	—	—
Interest Expense	(25)	(30)	(17)

Income from Continuing Operations Before Income Taxes	$264	$245	8

Segment Operating Profit Margin
Pharmaceutical Solutions	1.51%	1.60%	(9	)bp
Medical-Surgical Solutions	3.90	4.10	(20)
Provider Technologies	8.86	4.67	419
(1)	Segment operating profit includes gross margin, net of operating expenses plus other income for our three business segments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating profit as a percentage of revenues decreased in our Pharmaceutical Solutions segment primarily reflecting a net decline in gross margins. Operating expenses as a percentage of revenues for the segment were equal to that of the prior year, growing in line with our revenues.
     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues decreased as improvements in the gross profit margin were more than fully offset by an increase in operating expenses. Operating expenses increased in both dollars and as a percentage of revenues primarily due to additional costs incurred to serve the segment’s alternate site customers, which have a higher cost-to-serve ratio than the segment’s other customers as well as increased employee compensation costs.
     Provider Technologies segment’s operating profit as a percentage of revenues increased reflecting favorable increases in gross profit margin as well as a decrease in operating expenses as a percentage of revenues. Operating expenses for this segment increased primarily due to employee compensation costs.
     In 2002, we entered into a ten year contract with the National Health Services Information Authority (“NHS”), an organization of the British government charged with the responsibility of delivering healthcare in England and Wales. The contract was valued at $500 million at then current exchange rates and engaged the Company to develop, implement and operate a human resources and payroll system at more than 600 NHS locations. As previously reported, in June 2005 we signed an agreement with the NHS which made changes to certain key terms and conditions in the contract including a thirty month term extension and an updated implementation plan. The amended contract is valued at $730 million at current exchange rates. Pursuant to the amended agreement, the NHS made a cash payment of $143 million, primarily representing our investment to date. We believe that we can deliver and operate a satisfactory system under this revised agreement. To date, no revenue has been recognized on this contract.
     Corporate expenses, net of other income, decreased primarily reflecting a decrease in compensation expense and an increase in interest income. Corporate expenses for the first quarter of 2005 included settlement charges of $12 million pertaining to several lump-sum cash payments from an unfunded U.S. pension plan. Corporate expense for 2006 also benefited from a change in estimate for certain other compensation and benefits plans.
     Securities Litigation Charge: During the third quarter of 2005, we recorded a $1,200 million pre-tax charge with respect to the Company’s Securities Litigation. Five of the cases not included in the Consolidated Action were settled during the quarter. Based on the settlements reached and the Company’s current assessment of the remaining cases, the estimated reserves were increased by $52 million net pre-tax during the quarter. Also during the quarter, $31 million of cash settlements were paid. As of June 30, 2005, the Securities Litigation accrual was $1,221 million. The Company currently believes this accrual is adequate to address its remaining potential exposure with respect to all of the Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the revised reserve. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require payments by the Company in addition to the reserve, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.
     Interest Expense: Interest expense decreased during the quarter primarily reflecting the repayment of $250 million of term debt during the fourth quarter of 2005.
     Income Taxes: The Company’s reported income tax rate was 35.6% and 33.5% for the quarters ended June 30, 2005 and 2004. The increase in our reported income tax rate was primarily due to a lower proportion of income attributed to foreign countries that have lower income tax rates. During the first quarter of 2005, we sold a business for a pre-tax loss of $1 million and an after-tax loss of $5 million. Partially offsetting the tax impact of this disposition, we recorded a net benefit relating to favorable tax settlements and adjustments.
     Discontinued Operation: On June 9, 2005, we entered into an agreement to sell McKesson BioServices Corporation (“BioServices”), a wholly-owned subsidiary, to a third party for approximately $62 million in cash. The transaction is expected to close in the second quarter of 2006, subject to customary conditions including regulatory review. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of BioServices’ operations are reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. Such results of operations were previously included within our

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Pharmaceutical Solutions segment. BioServices’ revenues, income and net assets are not material to our consolidated financial statements. An after-tax gain of approximately $13 million is anticipated upon the closure of the sale.
     Net Income: Net income was $171 million and $164 million for the first quarters of 2006 and 2005, or $0.55 per diluted share for both periods. Net income for 2006 was reduced by an additional after-tax Securities Litigation net charge of $35 million or $0.11 per diluted share.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 313 million and 300 million for the quarters ended June 30, 2005 and 2004. The increase in the number of weighted average diluted shares outstanding reflects an increase in the number of common stock outstanding as a result of exercised stock options, net of treasury stock repurchased, as well as an increase in the common stock equivalents from stock options due to the increase in the Company’s stock price.
Business Acquisitions
     On July 8, 2005, we entered into an agreement to acquire D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri by means of a cash tender offer of $14.50 per share, or approximately $207 million plus the assumption of D&K's outstanding debt. D&K is a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. As previously announced, we commenced our tender offer on Jyly 22, 2005, and the offer and the withdrawl right's, unless extended, are scheduled to expire on August 18, 2005. The acquisition is expected to close in the second quarter of 2006, subject to customary conditions. Upon completion of the acquisition, the results of D&K will be included in the consolidated financial statements within our Pharmaceutical Solutions segment.
     On June 20, 2005, we entered into an agreement to acquire Medcon, Ltd. (“Medcon”), an Israeli company, by means of a merger. Medcon’s issued and outstanding shares will be converted into the right to receive cash consideration of $3.05 per share, or approximately $105 million. Medcon provides web-based cardiac image and information management services. The transaction is expected to close in the second quarter of 2006 and is subject to regulatory approval and other customary conditions. Upon completion of the acquisition, the results of Medcon’s operations will be included in the consolidated financial statements within our Provider Technologies segment.
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
     During the last two years we have also completed a number of smaller acquisitions and investments. Purchase prices have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.
Financial Condition, Liquidity, and Capital Resources
     Operating activities provided cash flow of $637 million and $111 million during the first quarters of 2006 and 2005. Net cash flow from operations increased primarily reflecting improved working capital balances, which includes the evolving nature of our U.S. pharmaceutical distribution business. Notably, purchases from certain of our suppliers are better aligned with customer demand and as a result, net financial inventory (inventory net of accounts payable) has decreased. Operating activities for 2006 also include a $143 million cash receipt in connection with the amended agreement entered into with the NHS. In the first quarter of 2006, we made cash settlement payments of $31 million for the Securities Litigation. Operating activities for 2005 include $42 million of lump sum pension settlement payments, partially offset by the receipt of $21 million from the sale of notes receivable.
     Investing activities utilized cash of $91 million and $79 million during the first quarters of 2006 and 2005. Investing activities for 2006 primarily reflect increases in property acquisitions. Investing activities for 2005 include a payment of $37 million for the acquisition of MMC.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Financing activities provided cash of $63 million and $97 million in the first quarters of 2006 and 2005. Financing activities for 2006 include an incremental $72 million of cash receipts from common stock issuances primarily resulting from an increase in employees’ exercises of stock options, partially offset by $66 million of cash paid for stock repurchases.
     In 2004, the Company’s Board of Directors approved a plan to repurchase up to $250 million of the Company’s common stock. During the first quarter of 2006, under this plan, we repurchased 2 million shares for $66 million. Since the inception of this plan, we repurchased 3 million shares for $107 million. The repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made in open market or private transactions.
Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(Dollars in millions)	2005	2005
Cash, cash equivalents and marketable securities	$2,418	$1,809
Working capital	3,936	3,570
Debt, net of cash, cash equivalents and marketable securities	(1,418)	(598)
Debt to capital ratio (1)	14.8%	18.7%
Net debt to net capital employed (2)	(32.8)	(12.8)
Return on stockholders’ equity (3)	(2.8)	(3.0)
(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash, cash equivalents and marketable securities (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income (loss) over the past four quarters, divided by a five-quarter average of stockholders’ equity. Ratio includes the $810 million and $35 million after–tax Securities Litigation charges recorded in the third quarter of 2005 and the first quarter of 2006.
     Working capital primarily includes cash, receivables and inventories, net of drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements, a level of investment inventory and the number and timing of new fee-based arrangements with pharmaceutical manufacturers. Consolidated working capital has increased primarily as a result of our higher sales volume.
     Our ratio of net debt to net capital employed declined as growth in our operating profit was in excess of the growth in working capital and other investments needed to fund increases in revenue.
     As previously discussed, as of June 30, 2005, the Company has a $1,221 million accrual for the resolution of its Securities Litigation. We do not expect to have difficulties financing the settlement as payment becomes due later this calendar year.
     During the first quarter of 2006, we called for the redemption of the Company’s convertible junior subordinated debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest at a fixed base rate, or a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. These facilities are primarily intended to support our commercial paper borrowings. We also have a $1.4 billion accounts receivable sales facility, which was renewed in June 2005, the terms of which are substantially similar to those previously in place. No amounts were utilized under any of these facilities at June 30, 2005.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235 million of term debt could be accelerated. At June 30, 2005, this ratio was 14.8 % and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
     Funds necessary for the resolution of the Securities Litigation, future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.
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
•	The resolution or outcome of pending Securities Litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including the impact of potential future mandated benefits, changes in private and governmental reimbursement or in the delivery systems for healthcare products and services and governmental efforts to regulate the pharmaceutical supply chain;

•	consolidation of competitors, suppliers and customers and the development of large, sophisticated purchasing groups;

•	the ability to successfully market both new and existing products domestically and internationally;

•	changes in manufacturers’ pricing, selling, inventory, distribution or supply policies or practices;

•	substantial defaults in payment by large customers;

•	material reduction in purchases or the loss of a large customer or supplier relationship;

•	challenges in integrating or implementing our software or software system products, or the slowing or deferral of demand for these products;

•	the malfunction or failure of our segments’ information systems;

•	our ability to successfully identify, consummate and integrate strategic acquisitions;

•	changes in generally accepted accounting principles;

•	tax legislation initiatives;

•	foreign currency fluctuations; and

•	general economic and market conditions.
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

McKESSON CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2005 Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities
     The following table provides information on the Company’s share repurchases during the first quarter of 2006.

	Share Repurchases (1)
				Approximate Dollar
			Total Number of Shares	Value of Shares
			Purchased As Part of	that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
(In millions except price per share)	Shares Purchased	Per Share	Program	Program
April 1, 2005 — April 30, 2005	—	$—	—	$208.6
May 1, 2005 — May 31, 2005	0.1	39.17	0.1	204.3
June 1, 2005 — June 30, 2005	1.5	42.09	1.5	142.6

Total	1.6	$41.88	1.6	$142.6

(1)	In 2004, the Company’s Board of Directors approved a plan to repurchase up to $250 million per plan of the Company’s common stock. The plan has no expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
Item 6. Exhibits
Exhibit No.
10.1	Deed of Settlement and Amendment in Relation to Human Resources and Payroll Services Contract dated as of June 22, 2005 between the Secretary of State for Health for the United Kingdom and McKesson Information Solutions Limited. (Confidential treatment has been requested for certain portions of this exhibit and such confidential portions have been filed with the Securities and Exchange Commission.

McKESSON CORPORATION
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: August 1, 2005	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller