Form 10-Q
period 2005-09-30
MCKESSON CORP
filed 2005-11-09
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2005

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer. Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common stock, $0.01 par value	307,671,158 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30,	March 31,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$2,996	$1,800
Receivables, net	5,855	5,721
Inventories	7,588	7,495
Prepaid expenses and other	246	346

Total	16,685	15,362

Property, Plant and Equipment, net	649	616
Capitalized Software Held for Sale	130	130
Notes Receivable	119	163
Goodwill and Other Intangibles	1,826	1,529
Other Assets	1,047	975

Total Assets	$20,456	$18,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$10,055	$8,733
Deferred revenue	539	593
Current portion of long-term debt	6	9
Securities Litigation	1,183	1,200
Other	1,227	1,257

Total	13,010	11,792

Postretirement Obligations and Other Noncurrent Liabilities	605	506
Long-Term Debt	988	1,202

Other Commitments and Contingent Liabilities (Note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: 800; shares issued: September 30, 2005 - 321 and March 31, 2005 - 306	3	3
Additional paid-in capital	2,877	2,320
Other capital	(54)	(42)
Retained earnings	3,494	3,194
Accumulated other comprehensive income	51	32
ESOP notes and guarantees	(27)	(36)
Treasury shares, at cost, September 30, 2005 - 13 and March 31, 2005 - 7	(491)	(196)

Total Stockholders’ Equity	5,853	5,275

Total Liabilities and Stockholders’ Equity	$20,456	$18,775

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$21,605	$19,922	$42,663	$39,097
Cost of Sales	20,711	19,191	40,844	37,517

Gross Profit	894	731	1,819	1,580

Operating Expenses	665	603	1,277	1,192
Securities Litigation Charge	—	—	52	—

Total Operating Expenses	665	603	1,329	1,192

Operating Income	229	128	490	388

Interest Expense	(22)	(30)	(47)	(60)
Other Income, Net	35	15	63	30

Income from Continuing Operations Before Income Taxes	242	113	506	358
Income Taxes	(88)	(27)	(182)	(109)

Income After Income Taxes
Continuing operations	154	86	324	249
Discontinued operation	—	—	1	1
Discontinued operation – gain on sale, net	13	—	13	—

Net Income	$167	$86	$338	$250

Earnings Per Common Share
Diluted
Continuing operations	$0.49	$0.29	$1.03	$0.84
Discontinued operation	—	—	0.01	—
Discontinued operation – gain on sale, net	0.04	—	0.04	—

Total	$0.53	$0.29	$1.08	$0.84

Basic
Continuing operations	$0.50	$0.29	$1.06	$0.85
Discontinued operation	—	—	0.01	—
Discontinued operation – gain on sale, net	0.04	—	0.04	—

Total	$0.54	$0.29	$1.11	$0.85

Dividends Declared Per Common Share	$0.06	$0.06	$0.12	$0.12

Weighted Average Shares
Diluted	316	300	315	300
Basic	308	293	305	292
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Operating Activities
Income from continuing operations	$324	$249
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	127	122
Securities Litigation charge, net of tax	35	—
Securities Litigation settlement payments	(69)	—
Deferred taxes	111	123
Other non-cash items	2	7

Total	530	501

Effects of changes in:
Receivables	62	(192)
Inventories	253	(1,172)
Drafts and accounts payable	1,108	1,317
Deferred revenue	101	(75)
Taxes	29	(54)
Proceeds from sale of notes receivable	28	39
Other	(102)	1

Total	1,479	(136)

Net cash provided by operating activities	2,009	365

Investing Activities
Property acquisitions	(83)	(53)
Capitalized software expenditures	(66)	(66)
Acquisitions of businesses, less cash and cash equivalents acquired	(575)	(48)
Proceeds from sale of business	63	12
Other	3	19

Net cash used in investing activities	(658)	(136)

Financing Activities
Repayment of debt	(20)	(14)
Capital stock transactions
Issuances	282	89
Share repurchases	(290)	—
ESOP notes and guarantees	9	13
Dividends paid	(36)	(35)
Other	(100)	6

Net cash provided by (used in) financing activities	(155)	59
Net increase in cash and cash equivalents	1,196	288
Cash and cash equivalents at beginning of period	1,800	708

Cash and cash equivalents at end of period	$2,996	$996

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2005, and the results of operations for the quarters and six months ended September 30, 2005 and 2004 and cash flows for the six months ended September 30, 2005 and 2004.
     The results of operations for the quarters and six months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2005 consolidated financial statements previously filed with the Securities and Exchange Commission.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Employee Stock-Based Compensation. We account for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We apply the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had compensation cost for our employee stock-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$167	$86	$338	$250
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	2	2	4	3
SFAS No. 123 expense	(16)	(15)	(20)	(23)

Pro forma net income	$153	$73	$322	$230

Earnings per share:
Diluted – as reported	$0.53	$0.29	$1.08	$0.84
Diluted – pro forma	0.48	0.25	1.03	0.78
Basic – as reported	0.54	0.29	1.11	0.85
Basic – pro forma	0.50	0.25	1.06	0.79
     In 2004, we accelerated vesting of substantially all unvested stock options outstanding whose exercise price was equal to or greater than $28.20, which was substantially all of the total unvested stock options then outstanding. During the second quarter of 2005, we granted 6 million stock options, substantially all of which vested on or before March 31, 2005. Similarly, during the second quarter of 2006, we granted 5 million stock options, substantially all of which will vest on or before March 31, 2006. Prior to 2004, stock options typically vested over a four year period. These actions were approved by the Compensation Committee of the Company’s Board of Directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R) “Share-Based Payment.”
     In 2007, we will adopt SFAS No. 123(R) which will require us to recognize the fair value of the equity awards granted to employees as an expense. In addition, this standard requires that the fair value of the unvested equity awards outstanding as of April 1, 2006 be recognized at the grant-date fair value as the remaining requisite service is rendered. Accordingly, SFAS No. 123 expense for the stock option grants that received accelerated vesting in 2004,

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
as well as the compensation expense associated with the 2005 and 2006 stock options, which either fully vested by March 31, 2005 or will fully vest by March 31, 2006, will not be recognized in our earnings after SFAS 123(R) is adopted.
2. Acquisitions
     In August 2005, we acquired substantially all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri, for an aggregate cash purchase price of $478 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. The results of D&K’s operations have been included in the condensed consolidated financial statements within our Pharmaceutical Solutions segment since the August acquisition date.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Assets:
Accounts receivable	$138
Inventory	328
Goodwill and intangibles	209
Other assets	77
Liabilities:
Accounts payable	(193)
Other liabilities	(81)

Net assets acquired, less cash and equivalents	$478

     Acquired identifiable intangibles of $43 million primarily represent customer lists and not-to-compete covenants and have a weighted-average useful life of nine years. None of the amount assigned to goodwill is expected to be deductible for tax purposes.
     In connection with the D&K acquisition, we have recorded $27 million of liabilities relating to facility exit costs as part of the purchase price allocation. Additional restructuring costs are anticipated to be incurred as the business integration plans are finalized. These restructuring costs are anticipated to be paid by mid-2007.
     Also in August 2005, we acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services. Approximately $60 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes and $20 million has been assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. The results of Medcon’s operations have been included in the condensed consolidated financial statements within our Provider Technologies segment since the acquisition date.
     In the first quarter of 2005, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of MMC’s operations have been included in the condensed consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.
     During the last two years we also completed a number of smaller acquisitions and investments. Purchase prices for our acquisitions have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3. Discontinued Operation
     During the second quarter of 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million or $0.04 per diluted share. The results of BioServices’ operations have been presented as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Financial results for this business were previously included in our Pharmaceutical Solutions segment and were not material to our condensed consolidated financial statements.
4. Pension and Other Postretirement Benefit Plans
     Net expense for the Company’s defined benefit pension and postretirement plans was $11 million and $10 million for the second quarters of 2006 and 2005 and $22 million and $40 million for the first half of 2006 and 2005. During the first half of 2005, we made several lump sum payments totaling $42 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” $12 million in settlement charges associated with these payments were expensed in the first quarter of 2005. Substantially all of this expense was recorded in the Corporate segment.
5. Income Taxes
     Income tax expense for the second quarter of 2005 included a $6 million income tax benefit which was primarily due to a reduction of a portion of a valuation allowance related to state income tax net operating loss carryforwards.
     During the first half of 2005, we sold a business for net cash proceeds of $12 million. The disposition resulted in a pre-tax loss of $1 million and an after-tax loss of $5 million. The after-tax loss on the disposition was the result of a lower tax adjusted cost basis for the business. Financial results for this business were included in our Pharmaceutical Solutions segment and were not material to our condensed consolidated financial statements. Partially offsetting the tax impact of this disposition, a net income tax benefit of $2 million relating to favorable tax settlements and adjustments was recorded.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2005	2004	2005	2004

Income from continuing operations	$154	$86	$324	$249
Interest expense on convertible junior subordinated debentures, net of tax benefit	—	1	1	3

Income from continuing operations — diluted	154	87	325	252
Discontinued operation	—	—	1	1
Discontinued operation — gain on sale, net	13	—	13	—

Net income — diluted	$167	$87	$339	$253

Weighted average common shares outstanding:
Basic	308	293	305	292
Effect of dilutive securities:
Options to purchase common stock	8	2	7	3
Convertible junior subordinated debentures	—	5	3	5

Diluted	316	300	315	300

Earnings per common share: (1)
Basic
Continuing operations	$0.50	$0.29	$1.06	$0.85
Discontinued operation	—	—	0.01	—
Discontinued operation — gain on sale, net	0.04	—	0.04	—

Total	$0.54	$0.29	$1.11	$0.85

Diluted
Continuing operations	$0.49	$0.29	$1.03	$0.84
Discontinued operation	—	—	0.01	—
Discontinued operation — gain on sale, net	0.04	—	0.04	—

Total	$0.53	$0.29	$1.08	$0.84

(1)	Certain computations may reflect rounding adjustments.

     Approximately 12 million and 40 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended September 30, 2005 and 2004 as their exercise price was higher than the Company’s average stock price. For the six months ended September 30, 2005 and 2004, the number of stock options excluded was approximately 17 million and 40 million.
7. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended September 30, 2005 are as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2005	$300	$744	$395	$1,439
Goodwill acquired	169	4	64	237
Translation adjustments	(1)	—	6	5

Balance, September 30, 2005	$468	$748	$465	$1,681

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Information regarding other intangibles is as follows:

	September 30,	March 31,
(In millions)	2005	2005

Customer lists	$149	$103
Technology	83	71
Trademarks and other	42	33

Total other intangibles, gross	274	207
Accumulated amortization	(129)	(117)

Total other intangibles, net	$145	$90

     Amortization expense of other intangibles was $7 million and $12 million for the quarter and six months ended September 30, 2005 and $6 million and $12 million for the quarter and six months ended September 30, 2004. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at September 30, 2005 were: 9 years, 3 years and 3 years. Estimated future annual amortization expense of these assets is as follows: $16 million, $33 million, $25 million, $12 million and $7 million for 2006 through 2010, and $31 million thereafter. At September 30, 2005, there were $21 million of other intangibles not subject to amortization.
8. Financing Activities
     In June 2005, we renewed our $1.4 billion committed accounts receivable sales facility under substantially or similar terms to those previously in place. The renewed facility expires in June 2006.
     At September 30, 2005 and March 31, 2005, no amounts were outstanding or utilized under our revolving credit or accounts receivable sales facilities.
9. Convertible Junior Subordinated Debentures
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At September 30, 2005, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $191 million and $8 million of which a nominal amount has been accrued.
     At September 30, 2005, we had commitments of $5 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.
     In addition, our banks and insurance companies have issued $103 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
11. Other Commitments and Contingent Liabilities
     In our annual report on Form 10-K for the year ended March 31, 2005, and in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, we reported on numerous legal proceedings, including those arising out of our announcement on April 28, 1999, regarding accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions LLC (the “Securities Litigation”). Since the date of our quarterly report on Form 10-Q for the quarter ended June 30, 2005, significant developments were as follows:
     I. Securities Litigation
     In our Annual Report on Form 10-K for the year ended March 31, 2005, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, we described an agreement we reached to settle the previously-reported action in the Northern District of California captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. No. C-99-20743 RMW) (“Consolidated Action”). By order dated September 26, 2005, the Honorable Ronald M. Whyte granted preliminary approval to the settlement agreement. The settlement remains subject to final approval by the United States District Court. A hearing before Judge Whyte to determine whether to grant final approval to the settlement is currently scheduled for January 27, 2006.
     On September 9, 2005, Judge Whyte granted final approval to the previously-reported agreement to settle all claims brought under the Employee Retirement Income Security Act (“ERISA”) on behalf of a class of former participants in the HBO & Company Profit Sharing and Savings Plan in In re McKesson HBOC, Inc. ERISA Litigation (N.D. Cal. No. C-02-0685 RMW).
     Also on September 9, 2005, Judge Whyte granted in part and denied in part the Company’s previously-reported motion to dismiss that portion of the ERISA Action that has not been settled. Judge Whyte dismissed with prejudice all claims brought on behalf of the putative class of participants in the McKesson Profit-Sharing Investment Plan (the “Plan”) against the alleged fiduciaries of the Plan, including the Company, except the United States District Court did not dismiss that portion of plaintiffs’ claim against the Company alleging that it breached its fiduciary duties under ERISA to the Plan participants by contributing Company common stock, as opposed to cash, to the Plan in the Company’s annual contribution to the Plan for the Plan’s fiscal year ended March 31, 1999. The Company filed its answer to the surviving portion of plaintiffs’ complaint in this matter on October 21, 2005.
     The previously-reported action pending in California Superior Court captioned The State of Oregon v. McKesson HBOC, Inc. et al., (Case No. 307619) was settled in August 2005; and the previously reported actions, also pending in California Superior Court, captioned Merrill Lynch Fundamental Growth Fund et al. v. McKesson HBOC, Inc. et al. (Case No. CGC-02-405792) and Yurick v. McKesson HBOC, Inc. et al. (Case No. 303857) were settled in October 2005 and November 2005.
     Two previously reported cases in Georgia state court, Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48407) and Hall Family Investments, L.P. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No.2002-CV-48612) are presently scheduled for trial on January 17, 2006.
     The stay has been lifted in a third previously reported case in Georgia state court, James Gilbert v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 02VS032502C), and discovery is proceeding.
     During the third quarter of 2005, we recorded a $1,200 million pre-tax charge with respect to the Company’s Securities Litigation. Based on settlements reached and the Company’s assessment of the remaining cases, the estimated reserves were increased by $52 million net pre-tax during the first quarter of 2006. Also during 2006, $69 million of cash settlements were paid. As of September 30, 2005, the Securities Litigation accrual was $1,183 million. The Company currently believes this accrual is adequate to address its remaining potential exposure with respect to all of the Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the revised reserve. The range of

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
possible resolutions of these proceedings could include judgments against the Company or settlements that could require payments by the Company, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.
     II. Other Litigation
     On February 5, 2004, a class action complaint was filed by an individual, Gary Dutton, in the United States District Court for the Eastern District of Missouri (“Court”) against the Company’s recently acquired subsidiary, D&K and D&K’s former Chief Executive, Operating and Financial Officers alleging breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act, Gary Dutton v. D&K Healthcare Resources, Inc. et al. (Case No. 4-04-CV-00147-SNL). On April 30, 2004, the Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan (“Lead Plaintiff”) filed a motion to be appointed Lead Plaintiff, which motion was granted on October 5, 2004. The Lead Plaintiff seeks to represent a class consisting of all investors trading in D&K’s publicly traded common stock during the period from August 10, 2000 to September 16, 2002. Lead Plaintiff seeks compensatory damages, costs, fees and expenses of suit. On November 15, 2004, Lead Plaintiff filed an Amended Complaint naming additional defendants, Bristol-Myers Squibb Company and a non-officer former employee of D&K. On February 4, 2005, all defendants filed motions to dismiss the Amended Complaint. Plaintiff has responded to those motions and oral argument was conducted on May 20, 2005. The Court has not yet ruled on these motions. We believe based on current knowledge and the advice of our counsel that such litigation will not have a material impact on our financial position, results of operations or cash flows.
     As previously reported, the Company has been named as a defendant in a number of actions brought by plaintiffs who allege that they were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). As of the end of October 2005, the Company has been named and served in 268 such actions. With regard to all such actions, Merck has agreed to defend and indemnify the Company.
12. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

Net income	$167	$86	$338	$250
Additional minimum pension liability, net of income taxes	—	(4)	—	(4)
Foreign currency translation adjustments	28	32	19	25

Comprehensive income	$195	$114	$357	$271

     In 2004, the Company’s Board of Directors (the “Board”) approved a plan to repurchase up to $250 million of the Company’s common stock. Under this plan, we repurchased 5 million shares for $209 million during the six months ended September 30, 2005. Since the inception of this plan, we repurchased 6 million shares for $250 million. In August 2005, the Board approved a new plan to repurchase up to $250 million of additional stock of the Company. Under this new plan, we repurchased 2 million shares for $81 million during the second quarter of 2006. The repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made in open market or private transactions.
     As previously discussed, during the first quarter of 2006, we called for the redemption of the Debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
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
     The Pharmaceutical Solutions segment distributes ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also manufactures and sells automated pharmaceutical dispensing systems for retail pharmacies, and provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, software and consulting and outsourcing services to pharmacies. The operating results of this segment for the quarter ended September 30, 2005 also reflect the acquisition of D&K.
     The Medical-Surgical Solutions segment distributes medical-surgical supplies, first-aid products and equipment, and provides logistics and other services within the United States and Canada.
     The Provider Technologies segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, automated pharmaceutical dispensing systems for hospitals, as well as outsourcing and other services to healthcare organizations throughout North America, the United Kingdom and other European countries. The operating results of this segment for the quarter ended September 30, 2005 also reflect the acquisition of Medcon.
     Financial information relating to our segments is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2005	2004	2005	2004

Revenues
Pharmaceutical Solutions	$20,476	$18,904	$40,440	$37,072
Medical-Surgical Solutions	769	714	1,513	1,421
Provider Technologies	360	304	710	604

Total	$21,605	$19,922	$42,663	$39,097

Operating profit
Pharmaceutical Solutions (1)	$252	$149	$554	$439
Medical-Surgical Solutions	23	18	52	47
Provider Technologies	26	19	57	33

Total	301	186	663	519
Corporate Expense, net (2)	(37)	(43)	(58)	(101)
Securities Litigation charge	—	—	(52)	—
Interest expense	(22)	(30)	(47)	(60)

Income from continuing operations	$242	$113	$506	$358

(1)	Operating profit for the first half of 2006 and 2005 includes $51 million and $41 million received as our share of settlements of antitrust class action lawsuits involving drug manufacturers. These settlements were recorded as credits in cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations. In October 2005, $37 million was received for our share of another settlement of an antitrust class action lawsuit. This settlement will be recorded in the third quarter of 2006.

(2)	Corporate expenses for the first half of 2005 include pension settlement charges as discussed in Financial Note 4.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

	September 30,	March 31,
(In millions)	2005	2005

Segment assets, at period end
Pharmaceutical Solutions	$13,485	$13,115
Medical-Surgical Solutions	1,659	1,636
Provider Technologies	1,532	1,450

Total	16,676	16,201
Corporate
Cash and cash equivalents	2,996	1,800
Other	784	774

Total	$20,456	$18,775

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Financial Overview

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions,
except per share data)	2005	2004	Change	2005	2004	Change

Revenues	$21,605	$19,922	8%	$42,663	$39,097	9%
Net Income	167	86	94	338	250	35
Diluted Earnings Per Share	$0.53	$0.29	83	$1.08	$0.84	29
     Revenues for the quarter ended September 30, 2005 grew 8% to $22 billion, net income increased 94% to $167 million and diluted earnings per share increased 83% to $0.53 compared to the same period a year ago. For the six months ended September 30, 2005, revenue increased 9% to $43 billion, net income increased 35% to $338 million and diluted earnings per share increased 29% to $1.08 compared to the same period a year ago. Increases in net income and diluted earnings per share primarily reflect higher operating profit in our Pharmaceutical Solutions segment.
Results of Operations
     Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Pharmaceutical Solutions
U.S. Healthcare direct distribution and services	$12,762	$11,625	10%	$25,113	$22,625	11%
U.S. Healthcare sales to customers’ warehouses	6,247	6,021	4	12,373	11,937	4

Subtotal	19,009	17,646	8	37,486	34,562	8
Canada distribution and services	1,467	1,258	17	2,954	2,510	18

Total Pharmaceutical Solutions	20,476	18,904	8	40,440	37,072	9

Medical-Surgical Solutions	769	714	8	1,513	1,421	6

Provider Technologies
Software and software systems	66	50	32	128	101	27
Services	259	229	13	513	451	14
Hardware	35	25	40	69	52	33

Total Provider Technologies	360	304	18	710	604	18

Total Revenues	$21,605	$19,922	8	$42,663	$39,097	9

     Revenues increased by 8% and 9% to $22 billion and $43 billion during the quarter and six months ended September 30, 2005 compared to the same periods a year ago. The increase primarily reflects growth in our Pharmaceutical Solutions segment, which accounted for over 95% of consolidated revenues.
     U.S. Healthcare pharmaceutical direct distribution and services revenues increased during the quarter primarily reflecting market growth rates and to a lesser extent, to new pharmaceutical distribution agreements, our acquisition of D&K Healthcare Resources, Inc. (“D&K”) and expanded agreements with existing customers. Revenues for the first half of 2006 also benefited from new institutional customers whose pharmaceutical distribution agreements took effect in 2005. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     U.S. Healthcare sales to customers’ warehouses also increased primarily as a result of greater volume to, and expanded agreements with, existing customers, partially offset by the loss of a warehouse customer.
     Canadian pharmaceutical distribution revenues increased reflecting market growth rates and favorable exchange rates. On a constant currency basis, second quarter and first half 2006 revenues from our Canadian operations would have increased approximately 7% and 8% compared to the same periods a year ago.
     Medical-Surgical Solutions segment distribution revenues increased primarily reflecting market growth rates. Revenues for 2006 also benefited from increased sales of flu vaccines.
     Provider Technologies segment revenues increased reflecting higher sales and implementations of clinical, imaging and automation solutions. Growth in this segment’s revenues was not materially impacted by the recently acquired Medcon, Ltd. (“Medcon”) business.
     Gross Profit:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2005	2004	Change		2005	2004	Change

Gross Profit
Pharmaceutical Solutions	$566	$428	32%		$1,160	$985	18%
Medical-Surgical Solutions	167	162	3		336	321	5
Provider Technologies	161	141	14		323	274	18

Total	$894	$731	22		$1,819	$1,580	15

Gross Profit Margin
Pharmaceutical Solutions	2.76%	2.26%	50	bp	2.87%	2.66%	21	bp
Medical-Surgical Solutions	21.72	22.69	(97)		22.21	22.59	(38)
Provider Technologies	44.72	46.38	(166)		45.49	45.36	13
Total	4.14	3.67	47		4.26	4.04	22
     Gross profit for the second quarter and first half of 2006 increased 22% and 15% to $894 million and $1,819 million. As a percentage of revenues, gross profit margin increased 47 basis points to 4.14% for the second quarter of 2006 and 22 basis points to 4.26% for the first half of 2006 primarily reflecting a higher proportion of our revenue being attributable to our Pharmaceutical Solutions segment, which has experienced an improvement in its gross profit margins.
     During the second quarter and first half of 2006, gross profit margin for our Pharmaceutical Solutions segment increased primarily as a result of:
•	higher buy side margins reflecting our progress in evolving most of our U.S. pharmaceutical manufacturer agreements to generate more predictable compensation with less dependence on price increases,

•	the benefit of increased sales of generic drugs with higher margins, and

•	higher supplier cash discounts from a change in customer mix and higher sales volume.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Gross margin for our Pharmaceutical Solutions segment for the first half of 2006 included the receipt of $51 million cash proceeds representing our share of a settlement of an antitrust class action lawsuit, compared to $41 million received for another settlement of an antitrust class action lawsuit during the first half of 2005. In October 2005, $37 million was received for our share of another settlement of an antitrust class action lawsuit. This settlement will be recorded in the third quarter of 2006. For the first half of 2006, gross profit margin for the segment was also impacted by reductions in other product sourcing opportunities within our U.S. pharmaceutical distribution business as well as lower selling margins which reflect customer mix and the competitive market in which this business operates.
     During each of the second quarters and first halves of 2006 and 2005, our Pharmaceutical Solutions segment recorded a last-in, first-out (“LIFO”) inventory benefit of $10 million, reflecting the lower number of volume-weighted U.S. pharmaceutical price increases and our expectation of a LIFO benefit for the full fiscal year. Our Pharmaceutical Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on gross profit. The practice in the Pharmaceutical Solutions distribution business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years.
     Gross profit margins decreased during the quarter and for the first half of 2006 in our Medical-Surgical Solutions segment primarily due to changes in customer and product mix. Gross profit margins decreased during the quarter in our Provider Technologies segment also primarily reflecting a change in product mix. For the first half of 2006, gross margins for this segment approximated that of the prior year.
     Operating Expenses and Other Income:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2005	2004	Change		2005	2004	Change
Operating Expenses
Pharmaceutical Solutions	$322	$284		13%	$622	$557		12%
Medical-Surgical Solutions	145	145		—	286	276		4
Provider Technologies	140	125		12	273	245		11
Corporate	58	49		18	96	114		(16)
Securities Litigation charge	—	—		—	52	—		—

Total	$665	$603		10	$1,329	$1,192		11

Operating Expenses as a Percentage of Revenue Pharmaceutical Solutions	1.57%	1.50%	7	bp	1.54%	1.50%	4	bp
Medical-Surgical Solutions	18.86	20.31		(145)	18.90	19.42		(52)
Provider Technologies	38.89	41.12		(223)	38.45	40.56		(211)
Total	3.08	3.03		5	3.12	3.05		7

Other Income, Net
Pharmaceutical Solutions	$8	$5		60%	$16	$11		45%
Medical-Surgical Solutions	1	1		—	2	2		—
Provider Technologies	5	3		67	7	4		75
Corporate	21	6		250	38	13		192

Total	$35	$15		133	$63	$30		110

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating expenses increased 10% to $665 million in the second quarter of 2006 and 11% to $1,329 million (or 7% excluding the Securities Litigation charge to $1,277 million) in the first half of 2006. As a percentage of revenues, operating expenses increased 5 and 7 basis points to 3.08% and 3.12% for the second quarter and first half of 2006. Excluding the Securities Litigation charge, operating expenses as a percentage of revenues decreased 6 basis points for the first half of 2006. Operating expense dollars increased primarily due to additional costs to support our sales volume growth, including employee compensation, and expenses from the recently acquired D&K business. Employee compensation costs increased due to the timing of salary increases and other benefit accruals, and to a lesser extent, from an increase in the number of employees. Additionally, for the first half of 2006, operating expenses increased due to a $52 million charge relating to our Securities Litigation. Operating expenses for the first half of 2005 included approximately $12 million of settlement charges pertaining to a non-qualified pension plan.
     Other income, net, increased primarily reflecting higher interest income due to the Company’s favorable cash balances.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2005	2004	Change		2005	2004	Change
Segment Operating Profit (1)
Pharmaceutical Solutions	$252	$149		69%	$554	$439		26%
Medical-Surgical Solutions	23	18		28	52	47		11
Provider Technologies	26	19		37	57	33		73

Total	301	186		62	663	519		28
Corporate Expenses	(37)	(43)		(14)	(58)	(101)		(43)
Securities Litigation charge	—	—		—	(52)	—		—
Interest Expense	(22)	(30)		(27)	(47)	(60)		(22)

Income from Continuing Operations Before Income Taxes	$242	$113		114	$506	$358		41

Segment Operating Profit Margin
Pharmaceutical Solutions	1.23%	0.79%	44	bp	1.37%	1.18%	19	bp
Medical-Surgical Solutions	2.99	2.52		47	3.44	3.31		13
Provider Technologies	7.22	6.25		97	8.03	5.46		257

(1)	Segment operating profit includes gross profit, net of operating expenses and other income for our three business segments.

     Operating profit as a percentage of revenues increased in our Pharmaceutical Solutions segment primarily reflecting an increase in gross margins, offset in part by an increase in operating expenses as a percentage of revenues. Operating expenses increased in both dollars and as a percentage of revenues due to additional costs incurred to support our revenue growth, including the addition of D&K’s operating expenses. In addition, operating profit was negatively impacted by timing differences between revenue recognition and costs incurred for certain disease management services contracts.
     During the third quarter of 2006, we anticipate completing an evaluation of D&K’s distribution center network. Costs incurred in connection with the distribution network restructuring plan will either be expensed or treated as part of the acquisition cost depending on the nature of such amounts.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating profit, primarily for our Pharmaceutical Solutions and Provider Technologies segments, was affected by the recent hurricane in New Orleans, Louisiana. We are continuing to evaluate the impact of the hurricane on our businesses, however, we do not believe that the impact will have a material effect on the results of operations or financial position of the Company.
     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues increased primarily due to a decrease in litigation expense. During the second quarter of 2005, the segment recorded a $7 million litigation reserve. Excluding this expense, the segment’s operating profit as a percentage of revenues decreased primarily reflecting a decrease in gross profit margin. In addition, operating expenses for 2006 include a higher proportion of expenses incurred to serve the segment’s alternate site customers, which have a higher cost-to-serve ratio than the segment’s other customers.
     Provider Technologies segment’s operating profit as a percentage of revenues increased primarily reflecting favorable operating expenses as a percentage of revenues. For the second quarter of 2006, the increase in operating profit as a percentage of revenues was partially offset by a decrease in gross profit margin. Operating expenses for this segment increased primarily due to investments in development and sales to support the segment’s revenue growth and due to the acquisition of Medcon, including a $3 million write-off of acquired in-process research and development costs resulting from the acquisition. Partially offsetting these increases, operating profit for this segment benefited from a reduction in bad debt expense.
     For the quarter ended September 30, 2005, Corporate expenses, net of other income, decreased primarily reflecting an increase in interest income and a reduction in reserves for notes on stock loans. Partially offsetting these benefits, expenses were impacted by an increase in compensation expense and other costs associated with Corporate initiatives. For the six months ended September 30, 2005, Corporate expenses also benefited from changes in estimates for certain compensation and benefits plans. In addition, Corporate expenses for the first half of 2005 included settlement charges of approximately $12 million pertaining to several lump-sum cash payments from an unfunded U.S. pension plan.
     Securities Litigation Charge: During the third quarter of 2005, we recorded a $1,200 million pre-tax charge with respect to the Company’s Securities Litigation. Based on settlements reached and the Company’s assessment of the remaining cases, the estimated reserves were increased by $52 million net pre-tax during the first half of 2006. Also during 2006, $69 million of cash settlements were paid. As of September 30, 2005, the Securities Litigation accrual was $1,183 million. The Company currently believes this accrual is adequate to address its remaining potential exposure with respect to all of the Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the revised reserve. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require payments by the Company in addition to the reserve, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.
     Interest Expense: Interest expense decreased during the second quarter and the first half of 2006 primarily reflecting the repayment of $250 million of term debt during the fourth quarter of 2005 as well as the redemption of our Convertible Junior Subordinated Debentures during the first quarter of 2006.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Income Taxes: The Company’s reported income tax rates for the quarters ended September 30, 2005 and 2004 were 36.4% and 23.9% and 36.0% and 30.4% for the first half of 2006 and 2005. The increase in our reported income tax rates was partly due to a lower proportion of income attributed to foreign countries that have lower income tax rates. In addition, income tax expense for the second quarter of 2005 includes a $6 million income tax benefit which was primarily due to a reduction of a portion of a valuation allowance related to state income tax net operating loss carryforwards. Income tax expense for the first half of 2005 also reflects the impact of a business that we sold for net cash proceeds of $12 million and which had a pre-tax and after-tax loss of $1 million and $5 million. The after-tax loss on the disposition was the result of a lower tax adjusted cost basis for the business. Partially offsetting the tax impact of this disposition, a net income tax benefit of $2 million relating to favorable tax settlements and adjustments was recorded.
     Discontinued Operation: During the second quarter of 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million or $0.04 per diluted share. The results of BioServices’ operations have been presented as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Financial results for this business were previously included in our Pharmaceutical Solutions segment and were not material to our condensed consolidated financial statements.
     Net Income: Net income was $167 million and $86 million for the second quarters of 2006 and 2005, or $0.53 and $0.29 per diluted share. Net income was $338 million and $250 million for the first half of 2006 and 2005, or $1.08 and $0.84 per diluted share. Net income for the first half of 2006 was reduced by an additional after-tax Securities Litigation net charge of $35 million or $0.11 per diluted share.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 316 million and 300 million for the second quarters of 2006 and 2005 and 315 million and 300 million for the six months ended September 30, 2005 and 2004. The increase in the number of weighted average diluted shares outstanding reflects an increase in the number of common shares outstanding as a result of exercised stock options, net of treasury stock repurchased, as well as an increase in the common stock equivalents from stock options due to the increase in the Company’s stock price.
Business Acquisitions
     In August 2005, we acquired substantially all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri, for an aggregate cash purchase price of $478 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $166 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of D&K’s operations have been included in the condensed consolidated financial statements within our Pharmaceutical Solutions segment since the August acquisition date.
     In connection with the D&K acquisition, we have recorded $27 million of liabilities relating to facility exit costs as part of the purchase price allocation. Additional restructuring costs are anticipated to be incurred during the remaining purchase price allocation period as the business integration plans are finalized. These restructuring costs are anticipated to be paid by mid-2007.
     Also in August 2005, we acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services. Approximately $60 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of Medcon’s operations have been included in the condensed consolidated financial statements within our Provider Technologies segment since the acquisition date.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     In the first quarter of 2005, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of MMC’s operations have been included in the condensed consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.
     During the last two years we also completed a number of smaller acquisitions and investments. Purchase prices for our acquisitions have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.
     Refer to Financial Note 2, “Acquisitions,” to the accompanying condensed consolidated financial statements for further discussions regarding our business acquisitions.
Financial Condition, Liquidity, and Capital Resources
     Operating activities provided cash of $2,009 million and $365 million during the first half of 2006 and 2005. Net cash flow from operations increased primarily reflecting improved working capital balances for our U.S. pharmaceutical distribution business as purchases from certain of our suppliers are better aligned with customer demand and as a result, net financial inventory (inventory net of accounts payable) has decreased. Operating activities for 2006 also benefited from better inventory management and favorable timing in our working capital accounts, including the timing of a receipt from a large customer and payments to certain vendors. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Operating activities for 2006 include a $143 million cash receipt in connection with an amended agreement entered into with a customer and cash settlement payments of $69 million for the Securities Litigation. Operating activities for 2005 include $42 million of lump sum pension settlement payments.
     Investing activities utilized cash of $658 million and $136 million during the first half of 2006 and 2005. Investing activities for 2006 reflect payments of $575 million for our business acquisitions including D&K and Medcon and increases in property acquisitions partially offset by cash proceeds of $63 million pertaining to the sale of BioServices. Investing activities for 2005 include payments of $48 million for business acquisitions, including MMC.
     Financing activities utilized cash of $155 million and provided cash of $59 million in the first half of 2006 and 2005. Financing activities for 2006 include an incremental $193 million of cash receipts from common stock issuances primarily resulting from an increase in employees’ exercises of stock options, which was fully offset by $290 million of cash paid for stock repurchases and $102 million of cash paid for the repayment of life insurance policy loans.
     In 2004, the Company’s Board of Directors (the “Board”) approved a plan to repurchase up to $250 million of the Company’s common stock. Under this plan, we repurchased 5 million shares for $209 million during the six months ended September 30, 2005. Since the inception of this plan, we repurchased 6 million shares for $250 million. In August 2005, the Board approved a new plan to repurchase up to $250 million of additional stock of the Company. Under this new plan, we repurchased 2 million shares for $81 million during the second quarter of 2006. The repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made in open market or private transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Selected Measures of Liquidity and Capital Resources

	September 30,	March 31,
(Dollars in millions)	2005	2005

Cash and cash equivalents	$2,996	$1,800
Working capital	3,675	3,570
Debt net of cash and cash equivalents	(2,002)	(589)
Debt to capital ratio (1)	14.5%	18.7%
Net debt to net capital employed (2)	(52.0)	(12.6)
Return on stockholders’ equity (3)	(1.3)	(3.0)

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as the sum of net income (loss) for the last four quarters, divided by the average of stockholders’ equity for the last five quarters.

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
     As previously discussed, as of September 30, 2005, the Company has a $1,183 million accrual for the resolution of its Securities Litigation. We anticipate funding this liability with existing cash balances as payment becomes due later this fiscal year and as future settlements are reached.
     During the first quarter of 2006, we called for the redemption of the Company’s convertible junior subordinated debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest at a fixed base rate, a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. We also have a $1.4 billion accounts receivable sales facility, which was renewed in June 2005, the terms of which are substantially similar to those previously in place. No amounts were utilized or outstanding under any of these facilities at September 30, 2005.
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235 million of term debt could be accelerated. At September 30, 2005, this ratio was 14.5% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities
     The following table provides information on the Company’s share repurchases during the second quarter of 2006.

	Share Repurchases (2)
				Approximate
				Dollar Value of
			Total Number of Shares	Shares that May
			Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)
July 1, 2005 — July 31, 2005	—	$—	—	$142.6
August 1, 2005 — August 31, 2005	3.0	46.67	3.0	250.4
September 1, 2005 — September 30, 2005	1.8	45.86	1.8	169.2

Total	4.8	$46.37	4.8	$169.2

(1)	On October 30, 2003 and August 29, 2005, the Company’s Board of Directors approved plans to repurchase up to $250 million per plan of the Company’s common stock. These plans have no expiration date. In the second quarter of 2006, the Company completed its October 30, 2003 plan.

(2)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

McKESSON CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Shareholders was held on July 27, 2005. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.
     The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve for a three-year term. The vote was as follows:

	Votes For	Votes Withheld
Marie L. Knowles	257,712,860	19,653,308
Jane E. Shaw	249,246,655	28,119,513
Richard F. Syron	247,430,952	29,935,216
     The term of the following directors continued after the meeting:

Wayne A. Budd	Alton F. Irby III
David M. Lawrence, M.D.	James V. Napier
John H. Hammergren	M. Christine Jacobs
Robert W. Matschullat
     The approval of the 2005 Stock Plan received the following vote:

Votes For	Votes Against	Votes Abstained
189,441,550	56,824,353	2,173,855
     The approval of the 2005 Management Incentive Plan received the following vote:

Votes For	Votes Against	Votes Abstained
251,764,660	23,051,082	2,550,426
     The proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending March 31, 2006 received the following vote:

Votes For	Votes Against	Votes Abstained
270,394,715	4,974,133	1,997,320
     Stockholder proposal to adopt a policy that the Chairman of the Board be an independent director received the following vote:

Votes For	Votes Against	Votes Abstained
82,028,862	163,918,518	2,492,378
Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

McKESSON CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: November 9, 2005	By	/s/ Jeffrey C. Campbell

Jeffrey C. Campbell Executive Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees

Nigel A. Rees Vice President and Controller