Form 10-Q
period 2005-12-31
MCKESSON CORP
filed 2006-02-01
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended December 31, 2005

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2005

Common stock, $0.01 par value	306,127,013 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$2,183	$1,800
Receivables, net	6,380	5,721
Inventories	8,208	7,495
Prepaid expenses and other	160	346

Total	16,931	15,362

Property, Plant and Equipment, net	667	616
Capitalized Software Held for Sale	133	130
Notes Receivable	112	163
Goodwill and Other Intangibles	1,820	1,529
Other Assets	1,097	975

Total Assets	$20,760	$18,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$10,179	$8,733
Deferred revenue	770	593
Current portion of long-term debt	6	9
Securities Litigation	1,026	1,200
Other	1,304	1,257

Total	13,285	11,792

Postretirement Obligations and Other Noncurrent Liabilities	582	506
Long-Term Debt	985	1,202

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 800; shares issued: December 31, 2005 — 325 and March 31, 2005 — 306	3	3
Additional paid-in capital	3,060	2,320
Other capital	(69)	(42)
Retained earnings	3,670	3,194
Accumulated other comprehensive income	50	32
ESOP notes and guarantees	(25)	(36)
Treasury shares, at cost, December 31, 2005 — 19 and March 31, 2005 — 7	(781)	(196)

Total Stockholders’ Equity	5,908	5,275

Total Liabilities and Stockholders’ Equity	$20,760	$18,775

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$22,602	$20,769	$65,265	$59,866
Cost of Sales	21,619	19,933	62,463	57,450

Gross Profit	983	836	2,802	2,416

Operating Expenses	690	603	1,967	1,795
Securities Litigation Charge	1	1,200	53	1,200

Total Operating Expenses	691	1,803	2,020	2,995

Operating Income (Loss)	292	(967)	782	(579)

Interest Expense	(23)	(30)	(70)	(90)
Other Income, Net	34	16	97	46

Income (Loss) from Continuing Operations Before Income Taxes	303	(981)	809	(623)
Income Tax Benefit (Provision)	(110)	314	(292)	205

Income (Loss) After Income Taxes
Continuing operations	193	(667)	517	(418)
Discontinued operation	—	1	1	2
Discontinued operation — gain on sale, net	—	—	13	—

Net Income (Loss)	$193	$(666)	$531	$(416)

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$0.61	$(2.26)	$1.65	$(1.43)
Discontinued operation	—	—	—	0.01
Discontinued operation — gain on sale, net	—	—	0.04	—

Total	$0.61	$(2.26)	$1.69	$(1.42)

Basic
Continuing operations	$0.63	$(2.26)	$1.70	$(1.43)
Discontinued operation	—	—	—	0.01
Discontinued operation — gain on sale, net	—	—	0.04	—

Total	$0.63	$(2.26)	$1.74	$(1.42)

Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.18

Weighted Average Shares
Diluted	316	294	315	293
Basic	307	294	306	293
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
Operating Activities
Net income (loss)	$531	$(416)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	198	184
Securities Litigation charge, net of tax	35	810
Provision for bad debts	19	18
Deferred taxes	243	32
Other non-cash items	2	(10)

Total	1,028	618

Effects of changes in:
Receivables	(440)	(217)
Inventories	(366)	(1,535)
Drafts and accounts payable	1,232	1,396
Deferred revenue	307	107
Taxes	2	57
Securities Litigation settlement payments	(227)	—
Proceeds from sale of notes receivable	28	59
Other	(87)	12

Total	449	(121)

Net cash provided by operating activities	1,477	497

Investing Activities
Property acquisitions	(138)	(89)
Capitalized software expenditures	(128)	(92)
Acquisitions of businesses, less cash and cash equivalents acquired	(574)	(85)
Proceeds from sale of business	63	12
Other	(5)	11

Net cash used in investing activities	(782)	(243)

Financing Activities
Repayment of debt	(23)	(17)
Capital stock transactions
Issuances	435	117
Share repurchases	(579)	—
ESOP notes and guarantees	12	16
Dividends paid	(55)	(53)
Other	(102)	8

Net cash provided by (used in) financing activities	(312)	71
Net increase in cash and cash equivalents	383	325
Cash and cash equivalents at beginning of period	1,800	708

Cash and cash equivalents at end of period	$2,183	$1,033

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2005, and the results of operations for the quarters and nine months ended December 31, 2005 and 2004 and cash flows for the nine months ended December 31, 2005 and 2004.
     The results of operations for the quarters and nine months ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2005 consolidated financial statements previously filed with the Securities and Exchange Commission.
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

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2005	2004	2005	2004

Net income (loss), as reported	$193	$(666)	$531	$(416)
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income (loss)	3	2	7	5
SFAS No. 123 expense	(24)	(16)	(43)	(39)

Pro forma net income (loss)	$172	$(680)	$495	$(450)

Earnings (loss) per share:
Diluted — as reported	$0.61	$(2.26)	$1.69	$(1.42)
Diluted — pro forma	0.54	(2.31)	1.57	(1.54)
Basic — as reported	0.63	(2.26)	1.74	(1.42)
Basic — pro forma	0.56	(2.31)	1.62	(1.54)

     In 2004, we accelerated vesting of substantially all unvested stock options outstanding whose exercise price was equal to or greater than $28.20, which was substantially all of the total unvested stock options then outstanding. During the second quarter of 2005, we granted 6 million stock options, substantially all of which vested on or before March 31, 2005. Similarly, during the second quarter of 2006, we granted 5 million stock options, substantially all of which will vest on or before March 31, 2006. Prior to 2004, stock options typically vested over a four year period. These actions were approved by the Compensation Committee of the Company’s Board of Directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R), “Share-Based Payment.”

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     In 2007, we will adopt SFAS No. 123(R) which will require us to recognize the fair value of the equity awards granted to employees as an expense. In addition, this standard requires that the fair value of the unvested equity awards outstanding as of April 1, 2006 be recognized at the grant-date fair value as the remaining requisite service is rendered. Accordingly, SFAS No. 123 expense for the stock option grants that received accelerated vesting in 2004, as well as the compensation expense associated with the 2005 and 2006 stock options, which either fully vested by March 31, 2005 or will fully vest by March 31, 2006, will not be recognized in our earnings after SFAS 123(R) is adopted.
     We are currently assessing the impact of SFAS No. 123(R) on our condensed consolidated financial statements. As part of this assessment, we are evaluating modifications to our long-term compensation program for key employees across the Company, which may limit stock option grants in favor of restricted share grants and long-term, performance-based cash compensation. Nevertheless, we do believe that this standard could have a material impact on our condensed consolidated financial statements.
2. Acquisitions
     In the second quarter of 2006, we acquired substantially all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri, for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. The results of D&K’s operations have been included in the condensed consolidated financial statements within our Pharmaceutical Solutions segment since the acquisition date.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Assets:
Accounts receivable	$153
Inventory	329
Goodwill and intangibles	206
Other assets	76
Liabilities:
Accounts payable	(193)
Other liabilities	(92)

Net assets acquired, less cash and cash equivalents	$479

     Approximately $163 million of the purchase price has been assigned to goodwill, none of which is expected to be deductible for tax purposes. Included in goodwill and intangibles are acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years.
     In connection with the D&K acquisition, we recorded $11 million of liabilities relating to employee severance costs and $29 million for facility exit and contract termination costs. As of December 31, 2005, $4 million and $2 million of these liabilities have been paid. The remaining severance liability of $7 million is anticipated to be paid by the end of 2007, while the remaining facility exit and contract termination liability of $27 million is anticipated to be paid at various dates through 2015. Additional restructuring costs are anticipated to be incurred as the business integration plans are finalized.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $66 million of the purchase price was assigned to goodwill, none of which is deductible for tax purposes and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. The results of Medcon’s operations have been included in the condensed consolidated financial statements within our Provider Technologies segment since the acquisition date.
     In November 2004, we invested $38 million in return for a 79.7% interest in Pahema, S.A. de C.V. (“Pahema”), a Mexican holding company. Two additional investors, owners of approximately 30% of the outstanding shares of Nadro S.A. de C.V. (“Nadro”) (collectively, “investors”), contributed $10 million for the remaining interest in Pahema. In December 2004, Pahema completed a 6.50 Mexican Pesos per share, or approximately $164 million, tender offer for approximately 284 million shares (or approximately 46%) of the outstanding publicly held shares of the common stock of Nadro. Pahema financed the tender offer utilizing the cash contributed by the investors and us, and borrowings totaling 1.375 billion Mexican Pesos, in the form of two notes with Mexican financial institutions. Prior to the tender offer, the Company owned approximately 22% of the outstanding common shares of Nadro. During the first half of 2006, we merged Pahema into Nadro and the common stock of Pahema was exchanged for the common stock of Nadro. After the completion of the merger, we own approximately 48% of Nadro.
     In the first quarter of 2005, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price was assigned to goodwill, none of which was deductible for tax purposes. The results of MMC’s operations have been included in the condensed consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.
     During the last two years we also completed a number of smaller acquisitions. Purchase prices for our acquisitions have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.
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
4. Contract
     In 2005, our Medical-Surgical Solutions segment entered into an agreement with a third party vendor to sell the vendor’s proprietary software and services. The terms of the contract required us to prepay certain royalties. During the third quarter of 2006, we ended marketing and sale of the software under the contract. As a result of this decision, we recorded a $15 million charge to cost of sales within our Medical-Surgical Solutions segment in the third quarter of 2006 to write-off the remaining balance of the prepaid royalties.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
5. Pension and Other Postretirement Benefit Plans
     Pension expense was $2 million and $7 million for the quarter and nine months ended December 31, 2005, and $3 million and $26 million for the comparable prior year periods. Postretirement expense was $8 million and $25 million for the quarter and nine months ended December 31, 2005, and $9 million and $26 million for the comparable prior year periods.
     During the nine months ended December 31, 2004, we made several lump sum payments totaling $42 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” $12 million in settlement charges associated with these payments were expensed in the first quarter of 2005. Substantially all of this expense was recorded in the Corporate segment.
6. Income Taxes
     In the third quarter of 2005, we recorded an income tax benefit of $390 million for the Securities Litigation which is described in more detail in Financial Note 12. We believe the settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and we expect challenges from the appropriate taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. As a result, we have provided a reserve of $85 million for future resolution of these uncertain tax matters. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve. During the third quarter of 2005, we also recorded a $5 million income tax expense arising primarily from settlements and adjustments with various taxing authorities.
     Income tax expense for the nine months ended December 31, 2005 includes a $7 million charge which primarily relates to tax settlements and adjustments with various taxing authorities. In addition to the third quarter 2005 expense noted above, income tax expense for the nine months ended December 31, 2004 included a $6 million income tax benefit which was primarily due to a reduction of a portion of a valuation allowance related to state income tax net operating loss carryforwards. In addition, we sold a business for net cash proceeds of $12 million. The disposition resulted in a pre-tax loss of $1 million and an after-tax loss of $5 million. The after-tax loss on the disposition was the result of a lower tax adjusted cost basis for the business. Financial results for this business were included in our Pharmaceutical Solutions segment and were not material to our condensed consolidated financial statements. Partially offsetting the tax impact of this disposition, a net income tax benefit of $2 million relating to favorable tax settlements and adjustments was recorded.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2005	2004	2005	2004

Income from continuing operations	$193	$(667)	$517	$(418)
Interest expense on convertible junior subordinated debentures, net of tax	—	—	1	—

Income from continuing operations — diluted	193	(667)	518	(418)
Discontinued operation	—	1	1	2
Discontinued operation — gain on sale, net	—	—	13	—

Net income (loss) — diluted	$193	$(666)	$532	$(416)

Weighted average common shares outstanding:
Basic	307	294	306	293
Effect of dilutive securities:
Options to purchase common stock	8	—	8	—
Convertible junior subordinated debentures	—	—	1	—
Restricted stock	1	—	—	—

Diluted	316	294	315	293

Earnings per common share: (1)
Basic
Continuing operations	$0.63	$(2.26)	$1.70	$(1.43)
Discontinued operation	—	—	—	0.01
Discontinued operation — gain on sale, net	—	—	0.04	—

Total	$0.63	$(2.26)	$1.74	$1.42

Diluted
Continuing operations	$0.61	$(2.26)	$1.65	$(1.43)
Discontinued operation	—	—	—	0.01
Discontinued operation — gain on sale, net	—	—	0.04	—

Total	$0.61	$(2.26)	$1.69	$1.42

(1)	Certain computations may reflect rounding adjustments.
     For the quarter and nine months ended December 31, 2005, approximately 12 million and 17 million stock options were excluded from the above computations of diluted net earnings per share as their exercise price was higher than the Company’s average stock price.
8. Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended December 31, 2005 are as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2005	$300	$744	$395	$1,439
Goodwill acquired	164	5	71	240
Translation adjustments	—	—	5	5

Balance, December 31, 2005	$464	$749	$471	$1,684

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     Information regarding other intangibles is as follows:

	December 31,	March 31,
(In millions)	2005	2005
Customer lists	$150	$103
Technology	83	71
Trademarks and other	41	33

Total other intangibles, gross	274	207
Accumulated amortization	(138)	(117)

Total other intangibles, net	$136	$90

     Amortization expense of other intangibles was $8 million and $20 million for the quarter and nine months ended December 31, 2005 and $5 million and $17 million for the comparable prior year periods. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at December 31, 2005 were: 9 years, 3 years and 3 years. Estimated annual amortization expense of these assets is as follows: $28 million, $31 million, $23 million, $11 million and $6 million for 2006 through 2010, and $37 million thereafter. At December 31, 2005, there were $20 million of other intangibles not subject to amortization.
9. Financing Activities
     In June 2005, we renewed our $1.4 billion committed accounts receivable sales facility under substantially similar terms to those previously in place. The renewed facility expires in June 2006.
     At December 31, 2005 and March 31, 2005, no amounts were outstanding or utilized under our revolving credit and accounts receivable sales facilities. In addition, in 2006 and 2005, we sold customer lease receivables for cash proceeds of $28 million and $59 million. The sales of these receivables resulted in nominal pre-tax gains.
10. Convertible Junior Subordinated Debentures
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
11. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At December 31, 2005, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $193 million and $8 million, of which no amounts have been accrued.
     At December 31, 2005, we had commitments of $4 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.
     In addition, our banks and insurance companies have issued $102 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
12. Other Commitments and Contingent Liabilities
     In our annual report on Form 10-K for the year ended March 31, 2005, and in our quarterly reports on Form 10-Q for the quarters ended June 30, 2005, and September 30, 2005, we reported on numerous legal proceedings including, but not limited to, those arising out of our announcement on April 28, 1999, regarding accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions LLC (the “Securities Litigation”).
     During the third quarter of 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings, as discussed in the following paragraph.
     On January 12, 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we agreed to pay the settlement class a total of $960 million in cash. Plaintiffs’ attorneys’ fees would be deducted from the settlement amount prior to payments to class members. At that time, the parties agreed on the terms of a stipulation of settlement and were finalizing the exhibits to the stipulation before submitting it to the Court. The settlement agreement was subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class, and final approval by the Court after a hearing. Also during the third quarter of 2005, we established a reserve of $240 million for our remaining potential exposure with respect to other previously reported Securities Litigation.
     Based on settlements reached and the Company’s assessment of the remaining cases, the estimated reserves were increased by $52 million net pre-tax during the first quarter of 2006 and by an additional $1 million pre-tax during the third quarter of 2006. Also during 2006, $227 million of cash settlements were paid. As of December 31, 2005, the Securities Litigation accrual was $1,026 million. The Company currently believes this accrual is adequate to address its remaining potential exposure with respect to all of the Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the revised reserve. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require payments by the Company in addition to the reserve, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.
     Additional significant developments since the date of our quarterly report on Form 10-Q for the quarter ended September 30, 2005 were as follows:
     I. Securities Litigation
     In the Company's report as noted above, we described an agreement we reached to settle the previously reported Consolidated Action. As of December 23, 2005, the deadline the Court imposed for objecting to final confirmation of the settlement, three individual class members directed letters to the Court purporting to object to the settlement. One of McKesson’s co-defendants, Bear, Stearns & Co. Inc., also objected to the settlement. The Company and Lead Plaintiff responded to these objections on January 13, 2006. The hearing on the motion of the Company and Lead Plaintiff seeking final approval of the class action settlement, originally scheduled for January 27, 2006, has been continued by the Court to February 24, 2006.
     During December 2005 and January 2006, the Company agreed to settle the following previously reported individual actions arising out of the July 1999 restatement and pending in the United States District Court for Federal Court in the Northern District of California: Jacobs v. McKesson HBOC, Inc. et al., (No. C-99-21192 RMW), Jacobs v. HBO & Company, (No. C-00-20974 RMW), Bea v. McKesson HBOC, Inc. et al., (No. C-0020072 RMW), Baker v. McKesson HBOC, Inc. et al., (No. CV 00-0188), Pacha, at al. v. McKesson HBOC, Inc., et al., (No. C01-20713 PVT), and Hess v. McKesson HBOC, Inc. et al., (No. C-01-20301).
     On December 16, 2005, the Company and certain of its present and former directors and officers filed a stipulation in the Delaware Court of Chancery that provides for settlement of the previously reported derivative action captioned Saito, et al. v. McCall, et al. (Del. Ch. C.A. No. 17132-NC). Under the proposed settlement, which

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
has been approved by the Company’s Board of Directors, but which remains subject to court approval, the Company’s insurance companies will pay $30 million, less attorneys fees and costs up to a maximum amount of $6 million, to the Company in exchange for a release of the Company’s potential claims against eighteen present or former directors or officers of the Company or HBO & Company, among other terms. The settlement will also resolve claims asserted in two other derivative actions, one pending in federal court in California, captioned Cohen v. McCall et al. (N.D. Cal. Case No. 99-20916-RMW) and one pending in state court in California, captioned Mitchell v. McCall, et al. (Cal. Super. Ct., S.F. County Case No. 304415). The Delaware court has set a hearing for February 21, 2006 to consider approval of the settlement.
     Two previously-reported actions pending in Georgia state courts: Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48407) and Hall Family Investments, L.P. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48612), have been consolidated for purposes of discovery and may be consolidated for purposes of trial. On January 3, 2006, the trial court granted the Company’s motion to exclude the damages opinions of plaintiffs’ expert, and partially granted the Company’s motion for summary judgment, dismissing plaintiffs’ claims under the Georgia Racketeer Influenced and Corrupt Organizations Act. The previously scheduled January 16, 2006 trial has been vacated, and no new trial date has been set.
     II. Other Litigation and Claims
     In the previously reported litigation brought in 2000 against the Company, along with more than 100 other companies, by the Lemelson Medical, Educational & Research Foundation (the “Foundation”), the Federal Circuit Court of Appeals upheld the earlier decision of the trial court that the patents at issue were unenforceable because of prosecutorial laches. The Foundation thereupon requested that all pending cases involving the invalidated patents, including the case against the Company, be dismissed with prejudice. The granting of this unopposed request will end this litigation against the Company.
     The Company, along with two other national pharmaceutical distributors and multiple pharmaceutical manufacturers, has been named as a defendant in an amended complaint filed in the United States District Court for the Northern District of California in a previously pending class action brought by The County of Santa Clara, California, on behalf of itself and others similarly situated, The County of Santa Clara vs. AmerisourceBergen Corporation et al. (C-05-03740-WHA). The plaintiff alleges that it was overcharged for certain drugs under a federal program providing discounted costs for prescription drugs to eligible parties under the Public Health Service Act of 1992, Section 340B. The action seeks an accounting and purports to state claims under the California Business and Professions Code, Section 17200 et seq., the California False Claims Act and for unjust enrichment. The Company intends to defend this action vigorously.
     The health care industry is highly regulated, and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company. Two such subpoenas are the following: (1) the Company has received a subpoena from the U.S. Attorney’s Office in Massachusetts seeking documents relating to the Company’s business relationship with a long-term care pharmacy organization. We are cooperating with this request and are in the process of responding to the subpoena; (2) the Company has received a Civil Investigative Demand (“CID”) from the Attorney General’s Office of the State of Tennessee. The CID indicates that the Tennessee Attorney General’s Office is investigating possible violations of the Tennessee Medicaid False Claims Act in connection with repackaged pharmaceuticals. The Company is in the process of responding to the subpoena. Because these investigations appear to be in their early stages, the Company cannot predict their outcome or impact, if any, on the Company’s business.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
13. Stockholders’ Equity
     Comprehensive income (loss) is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2005	2004	2005	2004
Net income (loss)	$193	$(666)	$531	$(416)
Unrealized loss on marketable securities and investments, net of tax	2	—	2	—
Additional minimum pension liability, net of tax	—	(1)	—	(5)
Foreign currency translation adjustments	(3)	33	16	58

comprehensive income (loss)	$192	$(634)	$549	$(363)

     The Company’s Board of Directors (the “Board”) approved share repurchase plans in 2004, August 2005 and December 2005. The plans permit the Company to repurchase up to a total of $750 million ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 12 million shares for $579 million during the first nine months of 2006. As a result of these repurchases, the 2004 and August 2005 plans have been completed and $129 million remains authorized for repurchase under the December 2005 plan. No repurchases were made during the nine months ended December 31, 2004. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made in open market or private transactions.
     In January 2006, the Board approved an additional stock repurchase plan of up to $250 million of the Company’s common stock. As a result of this new plan, a total of $379 million remains authorized for repurchases.
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
     The Pharmaceutical Solutions segment distributes ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also manufactures and sells automated pharmaceutical dispensing systems for retail pharmacies, and provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, software and consulting and outsourcing services to pharmacies. Operating results for this segment also reflect the acquisition of D&K.
     The Medical-Surgical Solutions segment distributes medical-surgical supplies, first-aid products and equipment, and provides logistics and other services within the United States and Canada.
     The Provider Technologies segment delivers enterprise-wide patient care, clinical, financial, supply chain, managed care and strategic management software solutions, automated pharmaceutical dispensing systems for hospitals, as well as outsourcing and other services to healthcare organizations throughout North America, the United Kingdom and other European countries. Operating results for this segment also reflect the acquisition of Medcon.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     Financial information relating to our segments is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2005	2004	2005	2004
Revenues
Pharmaceutical Solutions	$21,387	$19,702	$61,827	$56,774
Medical-Surgical Solutions	814	736	2,327	2,157
Provider Technologies	401	331	1,111	935

Total	$22,602	$20,769	$65,265	$59,866

Operating profit
Pharmaceutical Solutions(1)	$306	$243	$860	$682
Medical-Surgical Solutions	8	24	60	71
Provider Technologies	38	28	95	61

Total	352	295	1,015	814
Corporate Expense, net	(25)	(46)	(83)	(147)
Securities Litigation charge	(1)	(1,200)	(53)	(1,200)

Income (loss) from continuing operations before interest expense and income taxes	$326	$(951)	$879	$(533)

(1)	Operating profit for the third quarter and nine months ended December 31, 2005, and the nine months ended December 31, 2004 includes $37 million and $88 million, and $41 million received as our share of settlements of antitrust class action lawsuits involving drug manufacturers. These settlements were recorded as reductions to cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations.

	December 31,	March 31,
(In millions)	2005	2005
Segment assets, at period end
Pharmaceutical Solutions	$14,528	$13,115
Medical-Surgical Solutions	1,638	1,636
Provider Technologies	1,640	1,459

Total	17,806	16,210
Corporate
Cash and cash equivalents	2,183	1,800
Other	771	765

Total	$20,760	$18,775

McKESSON CORPORATION
FINANCIAL REVIEW
(Unaudited)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions,
except per share data)	2005	2004	Change	2005	2004	Change
Revenues	$22,602	$20,769	9%	$65,265	$59,866	9%
Net Income (Loss)	$193	$(666)	NM *	$531	$(416)	NM
Diluted Earnings (Loss) Per Share	$0.61	$(2.26)	NM	$1.69	$(1.42)	NM
* NM — not meaningful
     Revenues for the quarter and nine months ended December 31, 2005 grew 9% to $22.6 billion and $65.3 billion, compared to the same periods a year ago. Net income (loss) was $193 million and $(666) million for the third quarters of 2006 and 2005, or $0.61 and $(2.26) per diluted share. Net income (loss) was $531 million and $(416) million for the nine months ended December 31, 2005 and 2004, or $1.69 and $(1.42) per diluted share. Net income (loss) for the nine months ended December 31, 2005, and the quarter and nine months ended December 31, 2004, included $35 million and $810 million of after-tax charges for our Securities Litigation. Excluding the Securities Litigation charges, net income for the nine months ended December 31, 2005 would have been $566 million, or $1.80 per diluted share, and for the quarter and nine months ended December 31, 2004, $144 million and $394 million, or $0.49 and $1.33 per diluted share.
Results of Operations
     Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2005	2004	Change	2005	2004	Change
Pharmaceutical Solutions
U.S. Healthcare direct distribution and services	$13,286	$12,117	10%	$38,399	$34,742	11%
U.S. Healthcare sales to customers’ warehouses	6,571	6,180	6	18,944	18,117	5

Subtotal	19,857	18,297	9	57,343	52,859	8
Canada distribution and services	1,530	1,405	9	4,484	3,915	15

Total Pharmaceutical Solutions	21,387	19,702	9	61,827	56,774	9

Medical-Surgical Solutions	814	736	11	2,327	2,157	8

Provider Technologies
Software and software systems	90	65	38	218	166	31
Services	269	235	14	782	686	14
Hardware	42	31	35	111	83	34

Total Provider Technologies	401	331	21	1,111	935	19

Total Revenues	$22,602	$20,769	9	$65,265	$59,866	9

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Revenues increased by 9% to $22.6 billion and $65.3 billion during the quarter and nine months ended December 31, 2005, compared to the same periods a year ago. The increase in revenues primarily reflects growth in our Pharmaceutical Solutions segment, which accounted for 95% of consolidated revenues.
     U.S. Healthcare pharmaceutical direct distribution and services revenues increased during the quarter due to new pharmaceutical distribution agreements, our acquisition of D&K Healthcare Resources, Inc. (“D&K”), expanded agreements with existing customers and continued, although slowed market growth among our customer base.
     U.S. Healthcare sales to customers’ warehouses also increased primarily as a result of greater volume to, and expanded agreements with, existing customers, partially offset by the loss of certain volume from a warehouse customer.
     Canadian pharmaceutical distribution revenues increased reflecting market growth rates and favorable exchange rates. On a constant currency basis, revenues from our Canadian operations for the quarter and nine months ended December 31, 2005 increased approximately 5% and 7% compared to the same periods a year ago.
     Medical-Surgical Solutions segment distribution revenues increased primarily reflecting market growth rates. Revenues for 2006 also benefited from increased sales of flu vaccines.
     Provider Technologies segment revenues increased reflecting higher sales and implementations of clinical, imaging and automation solutions as well as a lower software deferral rate. Growth in this segment’s revenues was not materially impacted by the recently acquired Medcon, Ltd. (“Medcon”) business.
     Gross Profit:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2005	2004	Change		2005	2004	Change
Gross Profit
Pharmaceutical Solutions	$644	$516	25%		$1,804	$1,501	20%
Medical-Surgical Solutions	150	162	(7)		486	483	1
Provider Technologies	189	158	20		512	432	19

Total	$983	$836	18		$2,802	$2,416	16

Gross Profit Margin
Pharmaceutical Solutions	3.01%	2.62%	39	bp	2.92%	2.64%	28	bp
Medical-Surgical Solutions	18.43	22.01	(358)		20.89	22.39	(150)
Provider Technologies	47.13	47.73	(60)		46.08	46.20	(12)
Total	4.35	4.03	32		4.29	4.04	25
     Gross profit for the quarter and nine months ended December 31, 2005 increased 18% and 16% to $983 million and $2,802 million compared to the same periods a year ago. As a percentage of revenues, gross profit margin increased 32 basis points to 4.35% and 25 basis points to 4.29% for the quarter and nine months ended December 31, 2005, compared to the same periods a year ago. Increases in our gross profit and gross profit margin primarily reflect an improvement in our Pharmaceutical Solutions segment’s gross profit margins.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     During the quarter and nine months ended December 31, 2005, gross profit margin for our Pharmaceutical Solutions segment increased primarily as a result of:
•	a greater amount of antitrust settlements. Results for the quarter and nine months ended December 31, 2005 included $37 million and $88 million of cash proceeds representing our share of settlements of antitrust class action lawsuits. Results for the nine months ended December 31, 2004 included $41 million received for another settlement of an antitrust class action lawsuit,

•	higher buy side margins reflecting our progress in evolving most of our U.S. pharmaceutical manufacturer agreements to generate more predictable compensation with less dependence on price increases,

•	the benefit of increased sales of generic drugs with higher margins,

•	higher supplier cash discounts from a change in customer mix and higher sales volume, and

•	improved selling margins which reflect customer mix. However, on a year-to-date basis selling margins approximated that of the comparable prior year period.

•	Partially offsetting the above, a decrease in the segment’s last-in, first-out (LIFO) credit inventory benefit. For the quarter and nine months ended December 31, 2005, a LIFO inventory benefit of $10 million and $20 million was recorded, or $10 million less than the comparable periods a year ago.
     LIFO benefits reflect the lower number of volume-weighted U.S. pharmaceutical price increases and our expectation of a LIFO benefit for the full fiscal year. Our Pharmaceutical Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on gross profit. The practice in the Pharmaceutical Solutions distribution business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years.
     For the nine months ended December 31, 2005, gross profit margin for the segment was also impacted by reductions in other product sourcing opportunities within our U.S. pharmaceutical distribution business.
     Gross profit margins decreased during the quarter and first nine months of 2006 in our Medical-Surgical Solutions segment primarily reflecting a $15 million asset impairment charge and pressure on our vendor and customer margins. In 2005, the segment entered into an agreement with a third party vendor to sell the vendor’s proprietary software and services. The terms of the contract required us to prepay certain royalties. During the third quarter of 2006, we ended marketing and sale of the software under the contract. As a result of this decision, we recorded a $15 million charge to cost of sales in the third quarter of 2006 to write-off the remaining balance of the prepaid royalties.
     Gross profit margins decreased in our Provider Technologies segment primarily reflecting a change in product mix.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Operating Expenses and Other Income:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2005	2004	Change		2005	2004	Change
Operating Expenses
Pharmaceutical Solutions	$347	$279	24%		$969	$836	16%
Medical-Surgical Solutions	142	138	3		428	414	3
Provider Technologies	153	132	16		426	377	13
Corporate	48	54	(11)		144	168	(14)

Subtotal	690	603	14		1,967	1,795	10
Securities Litigation charge	1	1,200	(100)		53	1,200	(96)

Total	$691	$1,803	(62)		$2,020	$2,995	(33)

Operating Expenses as a Percentage of Revenue Pharmaceutical Solutions	1.62%	1.42%	20	bp	1.57%	1.47%	10	bp
Medical-Surgical Solutions	17.44	18.75	(131)		18.39	19.19	(80)
Provider Technologies	38.15	39.88	(173)		38.34	40.32	(198)
Total	3.06	8.68	(562)		3.10	5.00	(190)

Other Income, Net
Pharmaceutical Solutions	$9	$6	50%		$25	$17	47%
Medical-Surgical Solutions	—	—	—		2	2	—
Provider Technologies	2	2	—		9	6	50
Corporate	23	8	188		61	21	190

Total	$34	$16	113		$97	$46	111

     Operating expenses for the quarter and nine months ended December 31, 2005 were $691 million and $2,020 million, compared to $1,803 million and $2,995 million for the comparable prior year periods. Results for 2005 include a $1,200 million pre-tax Securities Litigation charge. Results for the first nine months of 2006 include a $53 million pre-tax Securities Litigation charge. Excluding the Securities Litigation charges, operating expenses as a percentage of revenue increased 15 basis points and 1 basis point to 3.05% and 3.01% for the quarter and nine months ended December 31, 2005. Excluding the Securities Litigation charge, operating expense dollars increased primarily due to additional costs to support our sales volume growth and expenses from the recently acquired D&K business. Additionally, operating expenses for the first nine months of 2005 included approximately $12 million of settlement charges pertaining to a non-qualified pension plan.
     Other income, net, increased primarily reflecting higher interest income due to the Company’s favorable cash balances and, to a lesser extent, due to an increase in our equity in earnings of Nadro, S.A. de C.V. (“Nadro”).

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2005	2004	Change		2005	2004	Change
Segment Operating Profit(1)
Pharmaceutical Solutions	$306	$243	26%		$860	$682	26%
Medical-Surgical Solutions	8	24	(67)		60	71	(15)
Provider Technologies	38	28	36		95	61	56

Total	352	295	19		1,015	814	25
Corporate Expenses	(25)	(46)	(46)		(83)	(147)	(44)
Securities Litigation charge	(1)	(1,200)	(100)		(53)	(1,200)	(96)
Interest Expense	(23)	(30)	(23)		(70)	(90)	(22)

Income (Loss) from Continuing Operations Before Income Taxes	$303	$(981)	—		$809	$(623)	—

Segment Operating Profit Margin
Pharmaceutical Solutions	1.43%	1.23%	20	bp	1.39%	1.20%	19	bp
Medical-Surgical Solutions	0.98	3.26	(228)		2.58	3.29	(71)
Provider Technologies	9.48	8.46	102		8.55	6.52	203
(1)	Segment operating profit includes gross profit, net of operating expenses and other income for our three business segments.
     Operating profit as a percentage of revenues increased in our Pharmaceutical Solutions segment primarily reflecting an increase in gross profit margins, offset in part by an increase in operating expenses as a percentage of revenues. Operating expenses increased in both dollars and as a percentage of revenues due to additional costs incurred to support our revenue growth as well as due to the addition of D&K’s operating expenses. Additionally, operating profit also benefited from an increase in equity earnings from our investment in Nadro.
     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues decreased primarily reflecting lower gross profit margins, including the $15 million asset impairment charge. Additionally, operating expenses for 2006 benefited from a settlement with a vendor, which was almost fully offset by an increase in bad debt expense. Operating profit for 2005 was impacted by the lack of flu vaccine supply and for the first nine months of 2005, by a $7 million litigation reserve.
     Provider Technologies segment’s operating profit as a percentage of revenues increased primarily reflecting favorable operating expenses as a percentage of revenues, offset in part by a decrease in gross profit margin. Operating expenses for this segment increased primarily due to investments in development and sales to support the segment’s revenue growth and to a lesser extent, due to the acquisition of Medcon. Partially offsetting these increases, operating profit for the nine months ended December 31, 2005 benefited from a reduction in bad debt expense.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     For the quarter ended December 31, 2005, Corporate expenses, net of other income, decreased primarily reflecting an increase in interest income and a decrease in legal costs associated with our Securities Litigation, partially offset by additional costs associated with Corporate initiatives. For the nine months ended December 31, 2005, Corporate expenses also benefited from a reduction in reserves for notes on stock loans. In addition, Corporate expenses for the first nine months of 2005 included settlement charges of approximately $12 million pertaining to several lump-sum cash payments from an unfunded U.S. pension plan.
     Securities Litigation Charge: During the third quarter of 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. As discussed in Financial Note 12, numerous legal proceedings arose out of our April 28, 1999 announcement regarding accounting improprieties at HBOC, now known as McKesson Information Solutions LLC (the “Securities Litigation”). The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings, as discussed in the following paragraph.
     On January 12, 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we agreed to pay the settlement class a total of $960 million in cash. Plaintiffs’ attorneys’ fees would be deducted from the settlement amount prior to payments to class members. At that time, the parties agreed on the terms of a stipulation of settlement and were finalizing the exhibits to the stipulation before submitting it to the Court. The settlement agreement was subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class, and final approval by the Court after a hearing. Also during the third quarter of 2005, we established a reserve of $240 million for our remaining potential exposure with respect to other previously reported Securities Litigation.
     Based on settlements reached and the Company’s assessment of the remaining cases, the estimated reserves were increased by $52 million net pre-tax during the first quarter of 2006 and $1 million pre-tax during the third quarter of 2006. Also during 2006, $227 million of cash settlements were paid. As of December 31, 2005, the Securities Litigation accrual was $1,026 million. The Company currently believes this accrual is adequate to address its remaining potential exposure with respect to all of the Securities Litigation. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the revised reserve. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require payments by the Company in addition to the reserve, which could have a material adverse impact on McKesson’s financial position, results of operations and cash flows.
     Interest Expense: Interest expense decreased during the quarter and nine months ended December 31, 2005 primarily reflecting the repayment of $250 million of term debt during the fourth quarter of 2005 as well as the redemption of our Convertible Junior Subordinated Debentures during the first quarter of 2006.
     Income Taxes: For the quarters ended December 31, 2005 and 2004, the reported income tax rates were 36.3% and 32.0%. The increase in our reported income tax rates was partly due to a lower proportion of income attributed to foreign countries that have lower income tax rates.
     In the third quarter of 2005, we recorded an income tax benefit of $390 million for the Securities Litigation. We believe the settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and we expect challenges from the appropriate taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. As a result, we have provided a reserve of $85 million for future resolution of these uncertain tax matters. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve. During the third quarter of 2005, we also recorded a $5 million income tax expense arising primarily from settlements and adjustments with various taxing authorities.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     For the nine months ended December 31, 2005, and 2004, the reported income tax rates were 36.1% and 32.9%. In addition to the items described above, income tax expense for the nine months ended December 31, 2005 includes a $7 million charge which primarily relates to tax settlements and adjustments with various taxing authorities. Income tax expense for the nine months ended December 31, 2004 included a $6 million income tax benefit which was primarily due to a reduction of a portion of a valuation allowance related to state income tax net operating loss carryforwards. In addition, we sold a business for net cash proceeds of $12 million. The disposition resulted in a pre-tax loss of $1 million and an after-tax loss of $5 million. The after-tax loss on the disposition was the result of a lower tax adjusted cost basis for the business. Partially offsetting the tax impact of this disposition, a net income tax benefit of $2 million relating to favorable tax settlements and adjustments was recorded.
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
     Net Income: Net income (loss) was $193 million and $(666) million for the third quarters of 2006 and 2005, or $0.61 and $(2.26) per diluted share. Net income (loss) was $531 million and $(416) million for the nine month periods of 2006 and 2005, or $1.69 and $(1.42) per diluted share. Net income (loss) for the nine months ended December 31, 2005, and the quarter and nine months ended December 31, 2004, included $35 million and $810 million of after-tax charges for our Securities Litigation. Excluding the Securities Litigation charges, net income for the nine months ended December 31, 2005 would have been $566 million, or $1.80 per diluted share, and for the quarter and nine months ended December 31, 2004, $144 million and $394 million, or $0.49 and $1.33 per diluted share.
     A reconciliation between our net income (loss) per diluted share reported for U.S. GAAP purposes and our earnings per diluted share, excluding the charges for our Securities Litigation is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2005	2004	2005	2004
Net income (loss), as reported	$193	$(666)	$531	$(416)
Exclude:
Securities Litigation charge	1	1,200	53	1,200
Estimated income tax benefit	(1)	(390)	(18)	(390)

	—	810	35	810

Net income, excluding Securities Litigation charge	$193	$144	$566	$394

Diluted earnings per common share excluding Securities Litigation charge (1)	$0.61	$0.49	$1.80	$1.33
Shares on which diluted earnings per share were based	316	301	315	300

(1)	For the nine months ended December 31, 2005, interest expense, net of related income taxes, of $1 million has been included in net income, excluding the Securities Litigation charge, for purpose of calculating diluted earnings per share. For the quarter and nine months ended December 31, 2004, $2 million and $5 million were included in net income. This calculation also includes the impact of dilutive securities (stock options, convertible junior subordinated debentures and restricted stock.)

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Weighted Average Diluted Shares Outstanding: Diluted earnings (loss) per share was calculated based on an average number of shares outstanding of 316 million and 294 million for the third quarters of 2006 and 2005 and 315 million and 293 million for the nine months ended December 31, 2005 and 2004. Weighted average diluted shares outstanding for 2006 reflect an increase in the number of common shares outstanding as a result of exercised stock options, net of treasury stock repurchased, as well as an increase in the common stock equivalents from stock options due to the increase in the Company’s stock price. For the quarter and nine months ended December 31, 2004, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.
Business Acquisitions
     In the second quarter of 2006, we acquired substantially all of the issued and outstanding stock of D&K of St. Louis, Missouri, for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $163 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of D&K’s operations have been included in the condensed consolidated financial statements within our Pharmaceutical Solutions segment since the acquisition date.
     In connection with the D&K acquisition, we recorded $11 million of liabilities relating to employee severance costs and $29 million for facility exit and contract termination costs. As of December 31, 2005, $4 million and $2 million of these liabilities have been paid. The remaining severance liability of $7 million is anticipated to be paid by the end of 2007, while the remaining facility exit and contract termination liability of $27 million is anticipated to be paid at various dates through 2015. Additional restructuring costs are anticipated to be incurred as the business integration plans are finalized.
     Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $66 million of the purchase price has been assigned to goodwill, none of which is deductible for tax purposes. The results of Medcon’s operations have been included in the condensed consolidated financial statements within our Provider Technologies segment since the acquisition date.
     In November 2004, we invested $38 million in return for a 79.7% interest in Pahema, S.A. de C.V. (“Pahema”), a Mexican holding company. Two additional investors, owners of approximately 30% of the outstanding shares of Nadro S.A. de C.V. (“Nadro”) (collectively, “investors”), contributed $10 million for the remaining interest in Pahema. In December 2004, Pahema completed a 6.50 Mexican Pesos per share, or approximately $164 million, tender offer for approximately 284 million shares (or approximately 46%) of the outstanding publicly held shares of the common stock of Nadro. Pahema financed the tender offer utilizing the cash contributed by the investors and us, and borrowings totaling 1.375 billion Mexican Pesos, in the form of two notes with Mexican financial institutions. Prior to the tender offer, the Company owned approximately 22% of the outstanding common shares of Nadro. During the first half of 2006, we merged Pahema into Nadro and the common stock of Pahema was exchanged for the common stock of Nadro. After the completion of the merger, we own approximately 48% of Nadro.
     In the first quarter of 2005, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price was assigned to goodwill, none of which was deductible for tax purposes. The results of MMC’s operations have been included in the condensed consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     During the last two years we also completed a number of smaller acquisitions. Purchase prices for our acquisitions have been allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the condensed consolidated financial statements on either an individual or aggregate basis.
     Refer to Financial Note 2, “Acquisitions,” to the accompanying condensed consolidated financial statements for further discussions regarding our business acquisitions.
Financial Condition, Liquidity, and Capital Resources
     Operating activities provided cash of $1,477 million and $497 million during the nine months ended December 31, 2005 and 2004. Net cash flow from operations increased primarily reflecting improved working capital balances for our U.S. pharmaceutical distribution business as purchases from certain of our suppliers are better aligned with customer demand and as a result, net financial inventory (inventory net of accounts payable) has decreased. Operating activities for 2006 also benefited from better inventory management. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Operating activities for 2006 include a $143 million cash receipt in connection with an amended agreement entered into with a customer and cash settlement payments of $227 million for the Securities Litigation. Operating activities for 2005 include $42 million of lump sum pension settlement payments.
     Investing activities utilized cash of $782 million and $243 million during the nine months ended December 31, 2005 and 2004. Investing activities for 2006 include increases in property acquisitions and capitalized software expenditures which primarily reflect our investment in our U.S. pharmaceutical distribution center network and our Provider Technologies segment’s investment in software for a contract with the British government’s National Health Services Information Authority organization. Investing activities for 2006 also include $574 million of expenditures for our business acquisitions, including D&K and Medcon. Partially offsetting these increases were cash proceeds of $63 million pertaining to the sale of BioServices. Investing activities for 2005 include payments of $85 million for business acquisitions, including MMC and our additional investment in Nadro.
     Financing activities utilized cash of $312 million and provided cash of $71 million during the nine months ended December 31, 2005 and 2004. Financing activities for 2006 include $435 million of cash receipts from common stock issuances primarily resulting from an increase in employees’ exercises of stock options, which was fully offset by $579 million of cash paid for stock repurchases and $102 million of cash paid for the repayment of life insurance policy loans.
     The Company’s Board of Directors (the “Board”) approved share repurchase plans in 2004, August 2005 and December 2005. The plans permit the Company to repurchase up to a total of $750 million ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 12 million shares for $579 million during the first nine months of 2006. As a result of these repurchases, the 2004 and August 2005 plans have been completed and $129 million remains authorized for repurchase under the December 2005 plan. No repurchases were made during the nine months ended December 31, 2004. The repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made in open market or private transactions.
     In January 2006, the Board approved an additional stock repurchase plan of up to $250 million of the Company’s common stock. As a result of this new plan, a total of $379 million remains authorized for repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
Selected Measures of Liquidity and Capital Resources

	December 31,	March 31,
(Dollars in millions)	2005	2005
Cash and cash equivalents	$2,183	$1,800
Working capital	3,646	3,570
Debt net of cash and cash equivalents	(1,192)	(589)
Debt to capital ratio (1)	14.4%	18.7%
Net debt to net capital employed (2)	(25.3)	(12.6)
Return on stockholders’ equity (3)	14.3	(3.0)

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as the sum of net income (loss) for the last four quarters, divided by the average of stockholders’ equity for the last five quarters.
     Working capital primarily includes cash, receivables and inventories, net of drafts and accounts payable, deferred revenue and the Securities Litigation and other accruals. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements, a level of investment inventory and the number and timing of new fee-based arrangements with pharmaceutical manufacturers. Consolidated working capital has increased primarily as a result of our higher sales volume.
     Our ratio of net debt to net capital employed declined as growth in our operating profit was in excess of the growth in working capital and other investments needed to fund increases in revenue.
     As previously discussed, as of December 31, 2005, the Company has a $1,026 million accrual for the resolution of its Securities Litigation. We anticipate funding this liability with existing cash balances as payments become due and as future settlements are reached.
     During the first quarter of 2006, we called for the redemption of the Company’s convertible junior subordinated debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest at a fixed base rate, a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. We also have a $1.4 billion accounts receivable sales facility, which was renewed in June 2005, with terms substantially similar to those previously in place. No amounts were utilized or outstanding under any of these facilities at December 31, 2005.
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235 million of term debt could be accelerated. At December 31, 2005, this ratio was 14.3% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities
     The following table provides information on the Company’s share repurchases during the third quarter of 2006.

	Share Repurchases (2)
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price Paid	As Part of Publicly	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Announced Program	Programs(1)
October 1, 2005 — October 31, 2005	—	$—	—	$169.2
November 1, 2005 — November 30, 2005	3.4	48.69	3.4	3.9
December 1, 2005 — December 31, 2005	2.4	52.02	2.4	129.1

Total	5.8	$50.07	5.8	$129.1

(1)	On August 29 and December 5, 2005, the Company’s Board of Directors approved plans to repurchase up to $250 million per plan of the Company’s common stock. These plans have no expiration date. The Company completed its August 29, 2005 plan in the third quarter of 2006.

(2)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
Item 6. Exhibits
3.2	Amended and Restated By-Laws of the Company dated as of January 12, 2006.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

McKESSON CORPORATION
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: January 31, 2006	By	/s/ Jeffrey C. Campbell

Jeffrey C. Campbell Executive Vice President and Chief Financial Officer

	By	/s/ Nigel A. Rees

Nigel A. Rees Vice President and Controller