Form 10-K
period 2006-03-31
MCKESSON CORP
filed 2006-05-16
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13252

McKESSON CORPORATION
A Delaware Corporation
I.R.S. Employer Identification Number
94-3207296
McKesson Plaza
One Post Street, San Francisco, CA 94104
Telephone (415) 983-8300
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, $0.01 par value	New York Stock Exchange
Pacific Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange
Pacific Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2005, was approximately $14.3 billion.
     Number of shares of common stock outstanding on April 30, 2006: 304,120,397
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on July 26, 2006 are incorporated by reference into Part III of this report.

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
     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2006		2005		2004

Pharmaceutical Solutions	$83.4	95%	$75.9	95%	$65.2	94%
Medical-Surgical Solutions	3.1	3	2.9	4	2.8	4
Provider Technologies	1.6	2	1.3	1	1.2	2

Total	$88.1	100%	$80.1	100%	$69.2	100%

Pharmaceutical Solutions
     McKesson Pharmaceutical Solutions consists of the following businesses: U.S. Pharmaceutical Distribution, McKesson Canada Corporation, Retail Automation, Payor Group and McKesson Specialty Distribution. We also own an approximately 48% interest in Nadro, S.A. de C.V. (“Nadro”), a pharmaceutical distributor in Mexico.
     U.S. Pharmaceutical Distribution: This business supplies pharmaceuticals and other healthcare related products to customers in three primary customer segments: national and regional retail chains, independent retail pharmacies, and institutional healthcare providers.

McKESSON CORPORATION
     Our U.S. Pharmaceutical business operates and serves thousands of customer locations through a network of 28 distribution centers, as well as a master distribution center, a strategic distribution center and a repackaging facility, serving all 50 states. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, a Smithsonian award-winning technology, which integrates and tracks all internal functions, such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware, and radio frequency signals to provide our customers with real-time product availability and industry-leading order quality and fulfillment at up to 99.9% accuracy. In addition, we offer Closed Loop DistributionSM, which integrates portable handheld technology with Acumax® Plus to give customers complete ordering and inventory control. We also offer Supply Management OnlineSM, an Internet-based tool that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation, and account management functionality. Together, these features help ensure that our customers have the right products at the right time for their facilities and patients.
     To maximize distribution efficiency and effectiveness, we follow the Six Sigma methodology — an analytical approach that emphasizes setting high quality objectives, collecting data, and analyzing results to a fine degree in order to improve processes, and reduce costs and errors. Furthermore, we continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers.
     Our U.S. Pharmaceutical Distribution business’ major value-added offerings, by customer group, include the following:
     National and Regional Retail Chains (drug stores, food/drug combinations, mail order pharmacies, and mass merchandisers) — Business solutions that help chains increase revenues and profitability:
•	Central Fill — Prescription refill service that enables pharmacies to refill prescriptions remotely, faster, more accurately, and at a lower cost, while reducing inventory levels and improving customer service.
•	Verispan — Data analytics platform that allows pharmacies to track customer loyalty and retention, patient behavior across classes of trade, sales trends by region and therapeutic class, leading to better decision-making and improved financial performance.
•	Re-Distribution Centers — Two large facilities that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologicals. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.
•	RxPakSM — Bulk repackaging service that leverages our purchasing power and supplier relationships to provide pharmaceuticals at reduced prices, help increase inventory turns, and reduce working capital investment.
•	Inventory Management — An integrated solution, comprising forecasting software and automated replenishment technologies, that reduces inventory carrying costs.
     Retail Independent Pharmacies — Marketing, merchandising, operational efficiencies and industry leadership that help pharmacists focus on patient care while improving profitability:
•	Valu-Rite® and Health Mart® — Co-op and franchise programs that provide independent pharmacies with group branding and purchasing power.
•	AccessHealth — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time and money.
•	McKesson OneStop GenericsSM — Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of rebate-eligible generic drugs, lower up-front pricing, and one-stop shopping.
•	FrontEdge™ — Strategic planning, merchandising, and price maintenance program that helps independent pharmacies maximize store profitability.

McKESSON CORPORATION
     Institutional Providers (hospitals and health systems, integrated delivery networks, clinics and other acute-care facilities, and long-term care providers) — Electronic ordering/purchasing and supply chain management systems that help improve efficiencies, save labor, and improve asset utilization:
•	Fulfill-Rx™ — An integrated ordering and inventory management solution that empowers hospitals to optimize the often complicated and disjointed processes for unit-based cabinet replenishment and inventory management.
•	Asset Management — Comprehensive program designed to improve inventory management.
•	Medication Management — Complete pharmacy management services focused on improving patient outcomes by improving drug safety, developing pharmacy staff, and streamlining administrative processes.
     International Pharmaceutical Distribution: McKesson Canada Corporation, a wholly-owned subsidiary, is the largest pharmaceutical distributor in Canada. We also own an approximately 48% interest in Nadro, the leading pharmaceutical distributor in Mexico.
     Retail Automation: Manufactures and markets automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies through its McKesson Automated Pharmacy Systems (“APS”) unit. Key products and services include:
•	A wide range of pharmacy counting and weighing technologies including Baker Cells®, Baker Cassettes® and AccuMed™ powered by AutoLink™, modular counting and dispensing units, and the Baker Universal 2010™ and AccuCount™, counting and weighing prescription scales;
•	AccuScript™ — Robotic dispensing systems designed for accuracy and throughput with, modular, variable capacity design;
•	Pharmacy 2000® — Productivity workflow software system that provides stand-alone reporting and prescription tracking value. It also drives automation systems in a logical task order to improve productivity throughout the prescription fulfillment process;
•	Productivity Station™ — An easy-to-use interactive workstation system for customers desiring a compact, multi-tasking automation unit;
•	AccuSign™ — Electronically captures patient signatures for prescription pick-up, patient counseling acknowledgement and HIPAA privacy acknowledgement; and
•	Automated Will Call — Securely and discreetly groups and presents patient prescriptions for pick-up.
     Payor Group: The following suite of services and software products is marketed to payors, employers and government organizations to help manage the cost and quality of care:
•	Disease management programs to improve the health status and health outcomes of patients with chronic conditions;
•	Nurse triage services to provide health information and recommend appropriate levels of care;
•	Clinical and analytical software to support utilization, case and disease management workflow;
•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;
•	InterQual® Criteria for clinical decision support; and
•	Claims performance solutions to facilitate accurate and efficient medical claims payment.
     McKesson Specialty Distribution: This business’ product-specific solutions are directed towards manufacturers, payors and physicians to enable delivery and administration of high-cost, often injectable, bio-pharmaceutical drugs used to treat patients with chronic disease. The business facilitates patient and provider access to specialty pharmaceuticals across multiple delivery channels (direct-to-physician wholesale, patient-direct specialty pharmacy dispensing, and access to retail pharmacy), provides clinical support and treatment compliance programs that help patients stay on complex therapies, and offers reimbursement, data collection and analysis services.

McKESSON CORPORATION
Medical—Surgical Solutions
     Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers that include hospitals, physicians’ offices, surgery centers, extended care facilities, homecare and occupational health sites through a network of 36 distribution centers within the U.S. This segment is the nation’s third largest distributor of medical-surgical supplies to hospitals (acute care) and is the leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care facilities and homecare sites (extended care). Through a variety of technology products and services geared towards the supply chain, Medical-Surgical Solutions is focused on helping its customers operate more efficiently while providing the industry’s most extensive product offering, including its own private label line. This segment also includes ZEE® Medical, North America’s leading provider of first aid, safety, and training solutions, providing services to industrial and commercial customers. This business offers an extensive line of products and services aimed at maximizing headcount productivity and minimizing the liability and cost associated with workplace illnesses and injuries.
Provider Technologies
     Our Provider Technologies segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve patient safety, reduce the cost and variability of care, and better manage their resources and revenue stream. The segment markets its products and services to integrated delivery networks, hospitals, physician group practices, home health providers, and managed care providers. Approximately sixty percent of hospital-based integrated delivery networks in the U.S. use one or more products from this segment. The segment also sells its solutions internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, France, the Netherlands, Australia, New Zealand, Puerto Rico and Israel.
     The product portfolio for the Provider Technologies segment is organized into three major solutions sets — clinical solutions, business performance solutions and automation solutions — with a variety of subsets of these solutions designed to address specific healthcare business issues (such as, physician access, image-enabled care, electronic health records and medication safety). To ensure that organizations achieve the maximum value for their information technology investment, the Provider Technologies segment also offers a wide range of services to support the implementation and use of solutions as well as assist with business and clinical redesign, process re-engineering and staffing (both information technology and back-office).
     Clinical Solutions: The segment’s clinical solutions are designed to enable organizations to improve medication safety, accelerate physician use of healthcare information technology, improve care team efficiency and reduce variability in healthcare quality and costs. The clinical management solution set, known as Horizon Clinicals®, is built with architecture to facilitate integration and enable modular deployment of systems. It includes a clinical data repository, document imaging, medical imaging, clinical decision support/physician order entry, point-of-care documentation with bar-coded medication administration, enterprise laboratory, radiology and pharmacy, an emergency department solution and a comprehensive ambulatory system that includes e-prescribing and electronic health records. Horizon Clinicals also includes solutions to facilitate physician access to patient information such as a Web-based physician portal and wireless devices that draw on information from the hospital’s information systems. In addition, the segment provides solutions to address patients’ needs for information both inside and outside the hospital.

McKESSON CORPORATION
     Business Performance Solutions: The segment’s business performance solutions support revenue cycle management and resource management. The segment’s revenue cycle solution is designed to reduce days in accounts receivable, prevent insurance claim denials, reduce costs and improve productivity for our customers. Solutions include contract management, electronic claims processing and coding compliance checking. The segment’s hospital information systems play a key role in managing the revenue cycle by automating the operation of individual departments and their respective functions within the inpatient environment. The segment’s resource management solutions consist of an integrated suite of applications that enhance an organization’s ability to forecast and optimize enterprise-wide use of resources (labor, supplies, equipment and facilities) associated with the delivery of care. These solutions help automate and link resource requirements to care protocols designed to increase profitability, enhance decision-making, and improve business processes.
     Automation Solutions: The segment offers market-leading automation technologies that help hospitals to re-engineer and improve their medication use and supply management processes. Examples include centralized pharmacy automation for unit-dose medications, unit-based cabinet technologies for secure medication storage and rapid retrieval, point-of-use supply automation systems for inventory management and revenue capture, and an automated medication administration system for ensuring accuracy at the point of care. Based on a foundation of bar-code scanning technology, these integrated solutions are designed to reduce errors and bring new levels of safety to patients nationwide.
     In addition to the product offerings described above, the Provider Technologies segment offers a comprehensive range of services to help organizations derive greater value from, and enhance satisfaction and return on, investment throughout the life of the solutions implemented. The range of services includes:
     Technology Services: The segment has worked with numerous healthcare organizations to support the smooth operation of their information systems by providing the technical infrastructure designed to maximize application accessibility, availability, security and performance.
     Professional Services: Professional services help customers achieve business results from their software or automation investment. The segment offers a wide array of quality service options, including consulting for business and/or clinical process improvement and re-design as well as implementation, project management, technical, and education services relating to all products in the Provider Technologies segment.
     Outsourcing Services: The segment helps organizations focus their resources where needed while the segment manages their information technology or revenue cycle operations through outsourcing. Outsourcing service options include managing hospital data processing operations, as well as strategic information systems planning and management, revenue cycle processes, payroll processing, business office administration, and major system conversions.
Acquisitions, Investments and Discontinued Operation
     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. These initiatives are detailed in Financial Notes 2 and 3 to the consolidated financial statements, “Acquisitions and Investments” and “Discontinued Operation,” appearing in this Annual Report on Form 10-K.

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
Intellectual Property
     The principal trademarks and service marks of the Pharmaceutical Solutions and Medical-Surgical Solutions segments include: AccessHealth®, Accuscript®, Acumax®, Ask-A-Nurse®, Autoscript®, Baker Cassette®, Baker Cell®, Baker Universal™, CareEnhance®, Closed Loop DistributionSM, Comets®, ConsumerScriptSM, CRMS®, .com Pharmacy Solutions®, Econolink®, Empowering Healthcare®, Episode Profiler®, Health Mart®, Interqual®, LoyaltyScriptSM, Max ImpactSM, McKesson®, McKesson Advantage®, McKesson Max Rewards®, McKesson OneStop Generics®, McKesson Priority Express®, MediNet™, Medi-Pak®, Optima®, Optyx®, Optipak®, Patterns Profiler™, Pharma360®, Pharmacy2000®, Pharmaserv®, Productivity Station®, ProIntercept®, ProPBM®, RX Savings Access®, ServiceFirst®, Staydry®, Sunmark®, Supply Management OnlineSM, TrialScript®, Valu-Rite®, XVIII B Medi Mart®, and Zee®.
     The substantial majority of technical concepts and codes embodied in our Provider Technologies segment’s computer programs and program documentation are principally protected as trade secrets. The principal trademarks and service marks for this segment are: HealthQuest®, Paragon®, Pathways 2000®, TRENDSTAR®, Horizon Clinicals®, HorizonWP®, Series 2000™, STAR 2000™, PracticePoint®, ROBOT-Rx®, MedCarousel®, PACMED™, AcuDose-Rx®, CarePoint-RN™, Connect-Rx®, Connect-RN™, Horizon Admin-Rx™, Pak Plus-Rx®, SelfPace®, Fulfill-RxSM and SupplyScan™.
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
Other Information About the Business
     Customers: In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2006, sales to our largest customer, Caremark RX, Inc., and ten largest customers accounted for approximately 11% and 53% of our total consolidated revenues. At March 31, 2006, accounts receivable from Caremark RX, Inc. and our ten largest customers were approximately 11% and 48% of total accounts receivable. The majority of these revenues and accounts receivable are included in our Pharmaceutical Solutions segment.

McKESSON CORPORATION
     Suppliers: Over the past few years, our U.S. pharmaceutical distribution business has encountered a business model transition with respect to how it is compensated for the logistical, capital and administrative services that it provides to branded pharmaceutical manufacturers. Historically, a significant portion of compensation from the manufacturers was inflation-based. We purchased and held pharmaceutical inventory in anticipation of manufacturers increasing their prices. We benefited when the manufacturers increased their price as we sold the inventory being held at the new higher price. Beginning in 2003, branded pharmaceutical manufacturers began to assert control over the amount of pharmaceutical product available in the supply chain by restricting the volume of product available for purchase by pharmaceutical wholesalers. Manufacturers also increasingly sought more data concerning product sales and distribution patterns. We believe that the manufacturers sought these changes to provide them with greater control over product supply and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. These changes limited our ability to purchase inventory in advance of price increases. In 2005, manufacturers also reduced the number and average magnitude of price increases. As a result, gross profit margin for our U.S. pharmaceutical distribution business decreased in 2005 as compared to 2004.
     Commencing in the second half of 2005, we started revising some of our distribution arrangements with the manufacturers. Under these new arrangements, a significant portion of our compensation from the manufacturers is generated based on a percentage of purchases and, as a result, we are no longer as dependent upon pharmaceutical price increases. These distribution arrangements are, however, subject to compliance with various customary performance requirements.
     By the end of 2005, our U.S. pharmaceutical distribution business had transitioned or was in the process of transitioning to these new distribution arrangements with almost all of the manufacturers. This process was essentially completed in early 2006 and as a result, our buy side margins increased in 2006. We continue to have certain distribution arrangements with manufacturers that still include an inflation-based compensation component while other arrangements remain structured under the historical inflation-based compensation model. For these manufacturers, a reduction in the frequency and magnitude of price increases as well as restrictions in the amount of inventory available to us could adversely impact segment gross profit margin.
     In addition, with the transition to these new arrangements, purchases from certain of the manufacturers are better aligned with customer demand and as a result, net financial inventory (inventory, net of accounts payable) has decreased. This decrease has had a positive impact on our cash flow from operations. These new arrangements also have somewhat diminished the seasonality of gross profit margin which has historically reflected the pattern of manufacturers’ price increases.
     Research and Development: Our research and development (“R&D”) expenditures primarily consist of our investment in software development held for sale. We expended $285 million, $232 million, and $230 million for R&D activities in 2006, 2005 and 2004, and of these amounts, we capitalized 22%, 21% and 25%. R&D expenditures are primarily incurred by our Provider Technologies segment, Payor Group and Retail Automation businesses. Our Provider Technologies segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals. We believe a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our R&D activities is included in Financial Note 1 to the consolidated financial statements, “Significant Accounting Policies,” appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
     Environmental Legislation: We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 18, “Other Commitments and Contingent Liabilities,” of this Annual Report on Form 10-K. Other than any capital expenditures that may be required in connection with those legal matters, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2006 and is not expected to be material in the next year.
     Employees: On March 31, 2006, we employed approximately 26,400 persons compared to 25,200 in 2005 and 24,600 in 2004.
     Financial Information About Foreign and Domestic Operations and Export Sales: Information as to foreign operations is included in Financial Notes 1 and 21 to the consolidated financial statements, “Significant Accounting Policies” and “Segments of Business,” appearing in this Annual Report on Form 10-K.
Item 1A. Risk Factors
     Information regarding our risk factors is included in the Financial Review under the captions “Factors Affecting Forward-Looking Statements” and “Additional Factors That May Affect Future Results,” beginning on page 45 of the Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments
     Not applicable.
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
Item 3. Legal Proceedings
     Certain legal proceedings in which we are involved are discussed in Financial Note 18 to our consolidated financial statements, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, which is incorporated by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2006.

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

Name	Age	Position with Registrant and Business Experience
John H. Hammergren	47	Chairman of the Board since July 31, 2002; President and Chief Executive Officer since April 1, 2001; Co-President and Co-Chief Executive Officer from July 1999 to April 1, 2001 and a director since July 1999. Service with the Company — 10 years.

Jeffrey C. Campbell	45	Executive Vice President and Chief Financial Officer since April 2004; Chief Financial Officer since December 2003; Senior Vice President since January 2004. Senior Vice President and Chief Financial Officer, AMR Corporation (2002-2003); Vice President Europe (2000-2002). Service with the Company — 2 years.

Paul C. Julian	50	Executive Vice President, Group President since April 2004; Senior Vice President since August 1999; President of the Supply Solutions Business since March 2000. Service with the Company — 10 years.

Paul E. Kirincic	55	Executive Vice President, Human Resources since April 2004; Senior Vice President, Human Resources since January 2001. Vice President, Human Resources, Consumer Health Sector, Warner Lambert (1998-2001). Service with the Company — 5 years.

Marc E. Owen	46	Executive Vice President, Corporate Strategy and Business Development since April 2004; Senior Vice President, Corporate Strategy and Business Development since October 2001; consultant to the Company April 2001-September 2001, when he joined the Company. Service with the Company — 5 years.

Pamela J. Pure	45	Executive Vice President, President, McKesson Provider Technologies since April 2004; McKesson Information Solutions, Chief Operating Officer (2002-2004), Group President (2001-2002). Chief Operating Officer, Channel Health (1999-2001). Service with the Company — 5 years.

Laureen E. Seeger	44	Executive Vice President, General Counsel and Secretary since March 2006; Vice President and General Counsel McKesson Provider Technologies (2000-2006). Service with the Company — 6 years.

Randall N. Spratt	54	Executive Vice President, Chief Information Officer since July 2005; Senior Vice President, Chief Process Officer, McKesson Provider Technologies (2003-2005); Senior Vice President, Imaging, Technology and Business Process Improvement (2001-2003); Senior Vice President, Technology and Standards, McKesson Information Solutions (2000-2001). Service with the Company — 10 years

McKESSON CORPORATION
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”). The Company’s common stock is also traded on the Pacific Exchange, Inc. High and low prices for the common stock by quarter are included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.
(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2006 was approximately 10,750.
(c)	Dividends: Dividend information is included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.
(d)	Share Repurchase Plans: The following table provides information on the Company’s share repurchases during the fourth quarter of 2006:

	Share Repurchases (2)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

January 1, 2006 — January 31, 2006	0.3	$52.98	0.3	$364.8
February 1, 2006 — February 28, 2006	5.4	53.76	5.4	73.4
March 1, 2006 — March 31, 2006	1.3	54.35	1.3	0.6

Total	7.0	53.85	7.0	0.6

(1)	On August 29, 2005, December 5, 2005 and January 25, 2006, the Company’s Board of Directors approved plans to repurchase up to $250 million per plan of the Company’s common stock. These plans have no expiration date. The Company completed its August 29, 2005 plan in the third quarter of 2006 and its December 5, 2005 plan in the fourth quarter of 2006.

(2)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
     On April 26, 2006, the Company’s Board of Directors approved an additional share repurchase plan of up to $500 million of the Company’s common stock.

Item 6.	Selected Financial Data
     Selected financial data is presented in the Five-Year Highlights section of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
     Management’s discussion and analysis of the Company’s results of operations and financial condition are presented in the Financial Review section of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
     Information required by this item is included in the Financial Review section of this Annual Report on Form 10-K.

McKESSON CORPORATION

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
     Internal Control over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on page 52 and page 53 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
     Changes in Internal Controls
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Matters
     Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
     Information about our Directors is incorporated by reference from the discussion under Item 1 of our proxy statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “10-K Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial expert is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Item 4 of Part I of this 2006 Form 10-K.

McKESSON CORPORATION
     Information about the Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Controller and Financial Managers can be found on our Web site, www.mckesson.com, under the Governance tab. The Company’s Corporate Governance Guidelines and Charters for the Audit and Compensation Committees and the Committee on Directors and Corporate Governance can also be found on our Web site under the Governance tab.
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
     The following table sets forth information as of March 31, 2006 with respect to the plans under which the Company’s common stock is authorized for issuance:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
Plan Category	outstanding options,	outstanding options,	securities reflected in
(In millions, except per share amounts)	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by security holders(1)	21.8	$50.24	12.6 (2)
Equity compensation plans not approved by security holders(3),(4)	20.8	33.68	0.3

(1)	Includes the 1973 Stock Purchase Plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Also includes options outstanding under the 1994 Stock Option and Restricted Stock Plan, which expired October 2004, the 2005 Stock Plan, and the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, which was replaced by the 2005 Stock Plan, following its approval by the stockholders on July 27, 2005.

(2)	Includes 2,325,998 shares which remained available for purchase under the ESPP at March 31, 2006.

(3)	Includes the 1999 Executive Stock Purchase Plan and a small assumed sharesave scheme (similar to the ESPP) in the United Kingdom. Also includes options that remain outstanding under the terminated broad-based 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan, and two stock option plans, all of which were replaced by the 2005 Stock Plan following its approval by the stockholders on July 27, 2005.

(4)	As a result of acquisitions, the Company currently has 14 assumed option plans under which options are exercisable for 2,953,202 shares of Company common stock. No further awards will be made under any of the assumed plans and information regarding the assumed options is not included in the table above.

McKESSON CORPORATION
     The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2005 Stock Plan related to Non-Employee Directors which is administered by the Committee on Directors and Corporate Governance.
     2005 Stock Plan (the “2005 Stock Plan”): The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company’s stockholders on July 27, 2005. The 2005 Stock Plan provides for the grant of up to 13 million shares, in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance shares and other share-based awards. For any one share of common stock issued in connection with a stock-settled stock appreciation right, restricted stock award, restricted stock unit award, performance share or other share-based award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock appreciation right or option, shares used to pay the withholding taxes related to a stock award, or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan.
     Options are granted at not less than fair market value and have a term of seven years. Options generally become exercisable in four equal annual installments beginning one year after the grant date, or after four years from the date of grant. The award or vesting of restricted stock, restricted stock units (“RSUs”) or performance shares may be conditioned upon the attainment of one or more performance objectives. Vesting of such awards is generally a three year cliff.
     Non-employee directors receive an annual grant of up to 5,000 RSUs, currently set at 2,500 RSUs, which vest immediately, however payment of any shares is delayed until the director is no longer performing services for the Company. The 2005 Stock Plan replaced the 1997 Non-Employee Directors Equity Compensation and Deferral Plan.
     1973 Stock Purchase Plan (the “SPP”): The SPP was adopted by the stockholders of the Company’s predecessor in 1973. The Company’s stockholders approved an additional 2.5 million shares to be issued under the SPP in 1999, which remain available for issuance. Rights to purchase shares are granted under the SPP to key employees of the Company as determined by the Compensation Committee of the Board. The purchase price, to be paid in cash or using promissory notes of the Company’s common stock, subject to rights granted under the SPP, is the fair market value of such stock on the date the right is exercised.
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
     The ESPP is implemented through a continuous series of three month purchase periods (“Purchase Periods”) during which contributions can be made toward the purchase of common stock under the plan.
     Each eligible employee may elect to authorize regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant’s compensation. At the end of each Purchase Period, the funds withheld by each participant will be used to purchase shares of the Company’s common stock. The purchase price of each share of the Company’s common stock is based on 85% of the fair market value of each share on the last day of the applicable Purchase Period. In general, the maximum number of shares of common stock that may be purchased by a participant for each Purchase Period is determined by dividing $12,500 by the fair market value of one share of common stock on the offering date.

McKESSON CORPORATION
     The following are descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:
     On July 27, 2005, the Company’s stockholders approved the 2005 Stock Plan which had the effect of terminating the 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan, the Stock Option Plans Adopted in January 1999 and August 1999, which plans had not been submitted for approval by the Company’s stockholders, and the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, which had previously been approved by the Company’s stockholders. Prior grants under these plans include stock options, restricted stock and RSUs. Stock options under the terminated plans generally have a ten-year life and vest over four years. Restricted stock contains certain restrictions on transferability and may not be transferred until such restrictions lapse. Each of these plans has outstanding equity grants, which are subject to the terms and conditions of their respective plans, but no new grants will be made under these terminated plans.
     1999 Executive Stock Purchase Plan (the “1999 SPP”): The 1999 SPP was adopted by the Board of Directors in February 1999. The 1999 SPP provided for the grant of rights to purchase a maximum of 0.7 million shares of common stock subject to the NYSE limits. No further grants will be made from the 1999 SPP. Rights to purchase shares were granted under the 1999 SPP to eligible employees of the Company. The purchase price, to be paid in cash or using promissory notes, for the Company’s common stock subject to rights granted under the 1999 SPP was equal to the fair market value of the Company’s common stock on the date the right was exercised (which was the closing price of the Company’s common stock on the NYSE). Purchases were evidenced by written stock purchase agreements which provide for the payment of the purchase price by (i) payment in cash, or (ii) a promissory note payable on a repayment schedule determined by the Compensation Committee of the Board, or (iii) a combination of (i) and (ii).
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
     Information regarding principal accountant fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for 2007” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION
PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)	Financial Statements, Financial Statement Schedule and Exhibits

Page
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm. See “Index to Consolidated Financial Information”	23

Supplementary Consolidated Financial Statement Schedule— Valuation and Qualifying Accounts	19

Financial statements and schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	20

McKESSON CORPORATION
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: May 16, 2006	/s/ Jeffrey C. Campbell

Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer
     On behalf of the Registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

*	*

John H. Hammergren	Marie L. Knowles, Director
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

*	*

Jeffrey C. Campbell	David M. Lawrence M.D., Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

*	*

Nigel A. Rees	Robert W. Matschullat, Director
Vice President and Controller
(Principal Accounting Officer)

*	*

Wayne A. Budd, Director	James V. Napier, Director

*	*

Alton F. Irby III, Director	Jane E. Shaw, Director

*	Laureen E. Seeger

M. Christine Jacobs, Director	Laureen E. Seeger
*Attorney-in-Fact

Dated: May 16, 2006

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2006, 2005 and 2004
(In millions)

		Additions

					Deductions
	Balance at	Charged to		Charged to	From		Balance at
	Beginning of	Costs and		Other	Allowance		End of
Description	Year	Expenses		Accounts	Accounts(1)		Year (2)

Year Ended March 31, 2006
Allowances for doubtful accounts	$117	$28		$22	$(39	)(3)	$128
Other allowances	43	—		1	(4)		40

	$160	$28		$23	$(43)		$168

Year Ended March 31, 2005
Allowances for doubtful accounts	$139	$16		$10	$(48	)(4)	$117
Other allowances	38	9		5	(9)		43

	$177	$25		$15	$(57)		$160

Year Ended March 31, 2004
Allowances for doubtful accounts	$261	$54	(5)	$—	$(176	)(4)	$139
Other allowances	29	21		1	(13)		38

	$290	$75		$1	$(189)		$177

	2006	2005	2004
(1) Deductions:
Written off	$23	$49	$122
Credited to other accounts	20	8	67

Total	$43	$57	$189

(2) Amounts shown as deductions from current receivables	$168	$160	$177

(3)	Includes a $15 million recovery of a previously reserved doubtful account.

(4)	Includes $4 million and $66 million in 2005 and 2004 in reversals of the allowance for customer settlements.

(5)	Includes a $30 million provision for a customer bankruptcy.

McKESSON CORPORATION
EXHIBIT INDEX
     Exhibits identified in parentheses below are on file with the Commission and are incorporated by reference as exhibits hereto.

Exhibit
Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 1, 2002 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.2	Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 9, 2001 (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.3	Amended and Restated By-Laws of the Company dated as of January 12, 2006 (Exhibit 3.2 to the Company’s Current Report on Form 8-K, Date of Report, January 11, 2006, File No 1-13252).

4.1	Rights Agreement dated as of October 22, 2004 between the Company and The Bank of New York, as Rights Agent (Exhibit 4.19 to the Company’s Current Report on Form 8-K Date of Report October 22, 2004, File No. 1-13252).

4.3	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 1-13252).

4.4	Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, The First National Bank of Chicago, as Institutional Trustee, First Chicago, Inc., as Delaware Trustee and the Regular Trustees (Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-26443, filed on June 18, 1997).

4.5	Indenture, dated as of January 29, 2002, between the Company, as Issuer and the Bank of New York, as Trustee (Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 1-13252).

4.6	7.75% Notes due 2012 (Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No 1-13252).

10.1	Letter Agreement and Annex A (Stipulation and Agreement of Settlement between Lead Plaintiff and Defendants McKesson HBOC, Inc. and HBO & Company) thereto in connection with the consolidated securities class action (Exhibit 99.1 to the Company’s Current Report on Form 8-K. Date of Report January 18, 2005, File No. 1-13252).

10.2	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through March 31, 2004 (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.3	Statement of Terms and Conditions Applicable to certain Stock Options granted on August 16, 1999 (Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.4	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003. (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

10.5	McKesson Corporation Restated Supplemental PSIP (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.6	McKesson Corporation Deferred Compensation Administration Plan, amended and restated effective October 28, 2004 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.7	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated effective October 28, 2004 (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.8	McKesson Corporation 1994 Option Gain Deferral Plan, as amended and restated effective October 28, 2004 (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.9	McKesson Corporation Management Deferred Compensation Plan, amended and restated as of October 28, 2004 (Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.10	McKesson Corporation 1984 Executive Benefit Retirement Plan, as amended and restated as of October 28, 2004 (Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description
10.11	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of October 28, 2004 (Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.12	McKesson Corporation Executive Medical Plan, as amended and restated effective January 1, 2004. (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.13	McKesson Corporation Severance Policy for Executive Employees, as amended and restated January 27, 2004 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

10.14	McKesson Corporation 2005 Management Incentive Plan (Exhibit 10.4 to the Company’s Current Report on Form 8-K, Date of Report July 27, 2005, File No. 1-13252).

10.15	McKesson Corporation Amended and Restated Long-Term Incentive Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.16	McKesson Corporation Stock Purchase Plan, as amended through July 31, 2002 (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.17	McKesson Corporation 1999 Executive Stock Purchase Plan (Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-71917 filed on February 5, 1999).

10.18	Statement of Terms and Conditions Applicable to Certain Stock Options Granted on January 27, 1999 (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.19	Form of Restricted Stock Unit Agreement under the 2005 Stock Plan.

10.20	Form of Stock Option Grant Notice under the 2005 Stock Plan.

10.21	McKesson Corporation 2005 Stock Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 27, 2005, File No. 1-13252).

10.22	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted to Outside Directors Pursuant to the 2005 Stock Plan, effective July 27, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report July 27, 2005, File No. 1-13252).

10.23	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2005 Stock Plan, effective April 25, 2006.

10.24	Deed of Settlement and Amendment in Relation to Human Resources and Payroll Services Contract dated as of June 22, 2005 between the Secretary of State for Health for the United Kingdom and McKesson Information Solutions UK Limited. (Confidential treatment has been granted for certain portions of this exhibit and such confidential portions have been filed with the Securities and Exchange Commission). (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-13252).

10.25	Amended and Restated Receivables Purchase Agreement dated as of June 11, 2004 among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and Bank One, N.A. (Main Office Chicago), as collateral agent. (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.26	Credit Agreement dated as of September 24, 2004 among McKesson Corporation, McKesson Canada Corporation, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. acting through its Canada branch, as Canadian Administrative Agent with respect to the Canadian Loans and the Bankers’ Acceptance Facility, Wachovia Bank, National Association, as L/C Issuer, and each lender from time to time party thereto (Exhibit 99.1 to the Company’s Current Report on Form 8-K, Date of Report September 24, 2004, File No. 1-13252).

10.27	Purchase Agreement dated as of December 31, 2002 between McKesson Capital Corp. and General Electric Capital Corporation (Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.28	Services Agreement dated as of December 31, 2002 between McKesson Capital Corp. and General Electric Capital Corporation (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.29	Form of Termination Agreement by and between the Company and certain designated Corporate Officers (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description
10.30	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Chairman, President and Chief Executive Officer (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No 1-13252).

10.31	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Executive Vice President and President Provider Technologies (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

10.32	Employment Agreement, dated as of April 1, 2004, by and between the Company and its Executive Vice President and Group President (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

12	Calculation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a — 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

McKESSON CORPORATION

McKESSON CORPORATION
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share amounts and ratios)	2006	2005	2004	2003	2002

Operating Results
Revenues	$88,050	$80,120	$69,210	$57,077	$49,953
Percent change	9.9%	15.8%	21.3%	14.3%	19.0%
Gross profit	3,862	3,450	3,235	3,092	2,782
Income (loss) from continuing operations before income taxes	1,158	(245)	906	848	598
Income (loss) from continuing operations	737	(160)	643	559	420
Income (loss) from discontinued operations	14	3	4	(4)	(1)
Net income (loss)	751	(157)	647	555	419

Financial Position
Working capital	3,404	3,570	3,616	3,304	3,136
Days sales outstanding for: (1)
Customer receivables	23	23	25	26	26
Inventories	30	35	36	39	44
Drafts and accounts payable	41	40	39	42	46
Total assets	20,975	18,775	16,240	14,361	13,334
Total debt, including capital lease obligations	991	1,211	1,485	1,507	1,636
Stockholders’ equity	5,907	5,275	5,165	4,525	3,937
Property acquisitions	167	136	112	116	131

Common Share Information
Common shares outstanding at year-end	304	299	290	291	288
Shares on which earnings (loss) per common share were based
Diluted	316	294	299	299	298
Basic	306	294	290	289	285
Diluted earnings (loss) per common share
Continuing operations	2.34	(0.54)	2.18	1.89	1.43
Discontinued operations	0.04	0.01	0.01	(0.01)	—
Total	2.38	(0.53)	2.19	1.88	1.43
Cash dividends declared	74	71	70	70	69
Cash dividends declared per common share	0.24	0.24	0.24	0.24	0.24
Book value per common share (2)	19.43	17.64	17.81	15.55	13.67
Market value per common share — year end	52.13	37.75	30.09	24.93	37.43

Supplemental Data
Capital employed (3)	6,898	6,486	6,650	6,032	5,573
Debt to capital ratio (4)	14.4%	18.7%	22.3%	25.0%	29.4%
Net debt to net capital employed (5)	(24.2)%	(12.6)%	13.1%	17.9%	21.5%
Average stockholders’ equity (6)	5,736	5,264	4,835	4,216	3,702
Return on stockholders’ equity (7)	13.1%	(3.0)%	13.4%	13.2%	11.3%

Footnotes to Five-Year Highlights:

(1)	Based on year-end balances and sales or cost of sales for the last 90 days of the year. Days sales outstanding for customer receivables are adjusted to include accounts receivable sold.

(2)	Represents stockholders’ equity divided by year-end common shares outstanding.

(3)	Consists of total debt and stockholders’ equity.

(4)	Ratio is computed as total debt divided by capital employed.

(5)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(6)	Represents a five-quarter average of stockholders’ equity.

(7)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION
FINANCIAL REVIEW

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
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
RESULTS OF OPERATIONS
     Overview:

	Years Ended March 31,
(In millions, except per share data)	2006	2005	2004

Revenues	$88,050	$80,120	$69,210
Securities Litigation charges, net	(45)	(1,200)	—
Income (Loss) from Continuing Operations Before Income Taxes	1,158	(245)	906
Net Income (Loss)	751	(157)	647
Diluted Earnings (Loss) Per Share	$2.38	$(0.53)	$2.19

     Revenues increased 10% to $88.1 billion and 16% to $80.1 billion in 2006 and 2005. The increase in revenues primarily reflects growth in our Pharmaceutical Solutions segment, which accounted for 95% of our consolidated revenues. Increases in 2006 revenue for this segment were largely the result of our acquisition of D&K Healthcare Resources, Inc. (“D&K”) in August 2005 and growth among existing customers. Increases in 2005 revenue for this segment were also the result of expanded agreements with certain existing customers, market rate growth, as well as new customers.
     Gross profit increased 12% to $3.9 billion and 7% to $3.5 billion in 2006 and 2005. As a percentage of revenues, gross profit increased 8 basis points (“bp”) in 2006 and declined 36 bp in 2005. Our 2006, 2005 and 2004 gross profit includes the receipt of $95 million, $41 million and $22 million of cash proceeds representing our share of settlements of antitrust class action lawsuits. Gross profit margin increased by 5 bp and 3 bp in 2006 and 2005 as a result of these settlements. The decrease in our 2005 gross profit margin primarily reflects pressure on our buy side margin as well as declines in our sell margin due to a shift in customer mix and competitive pressures within our Pharmaceutical Solutions segment.
     Operating expenses were $2.7 billion, $3.6 billion and $2.3 billion in 2006, 2005 and 2004. Operating expenses for 2006 and 2005 include $45 million and $1.2 billion in pre-tax charges for our Securities Litigation. As a percentage of revenues, operating expenses were 3.12%, 4.55% and 3.26% in 2006, 2005 and 2004, or 3.07% and 3.05% in 2006 and 2005, excluding the Securities Litigation charges. Excluding the Securities Litigation charges, operating expenses as a percentage of revenues for 2005 declined mainly due to leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations. Operating expense dollars decreased in 2006 and increased in 2005 primarily due to our Securities Litigation charges, additional costs to support our sales volume growth and, for 2006, increased research and development expenditures and expenses associated with the D&K business. Operating expenses were also impacted by a number of other significant items which are discussed later in further detail, including a $66 million credit pertaining to the reversal of a portion of customer settlement reserves within our Provider Technologies segment in 2004.

McKESSON CORPORATION
     Income (loss) from continuing operations before income taxes was $1,158 million, ($245) million and $906 million in 2006, 2005 and 2004, reflecting the above noted factors. 2006 income before income taxes from continuing operations also benefited from increases in interest income due to our favorable cash balances as well as a decrease in interest expense.
     On an operating segment basis, results for 2006 reflect revenue growth and an increase in gross profit margin in our Pharmaceutical Solutions segment, which includes the receipt of a larger amount of antitrust settlements, and improved operating profit in our Provider Technologies segment. These increases were partially offset by a decline in operating profit in our Medical-Surgical Solutions segment. Results for 2005 primarily reflect revenue growth and a decline in gross profit margin in our Pharmaceutical Solutions segment as well as a decrease in operating profit in our Provider Technologies segment.
     Our reported income tax rates were 36.4%, 34.7% and 29.0% in 2006, 2005 and 2004. Increases in our reported income tax rates primarily reflect a lower proportion of income attributed to foreign countries that have lower income tax rates. In addition, income tax benefit for 2005 includes an $85 million reserve for future resolution of uncertain tax matters related to our Securities Litigation and income tax expense for 2004 includes $23 million of tax benefits relating to favorable settlements and adjustments.
     Net income (loss) was $751 million, ($157) million and $647 million in 2006, 2005 and 2004 and diluted earnings (loss) per share was $2.38, ($0.53) and $2.19. Excluding the Securities Litigation charges, net income and net income per diluted share for 2006 would have been $781 million and $2.48, and for 2005, $653 million and $2.19. In addition to the factors discussed above, net income for 2006 also reflects a $13 million after-tax gain, or $0.04 per diluted share, relating to the disposal of a wholly-owned subsidiary.
     Revenues:

	Years Ended March 31,
(In millions)	2006	2005	2004

Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$52,037	$46,957	$39,362
U.S. Healthcare sales to customers’ warehouses	25,462	23,755	21,376

Subtotal	77,499	70,712	60,738
Canada distribution & services	5,910	5,211	4,459

Total Pharmaceutical Solutions	83,409	75,923	65,197

Medical-Surgical Solutions	3,099	2,895	2,811

Provider Technologies
Services	1,069	936	868
Software and software systems	322	246	218
Hardware	151	120	116

Total Provider Technologies	1,542	1,302	1,202

Total Revenues	$88,050	$80,120	$69,210

     Revenues increased 10% to $88.1 billion in 2006 and 16% to $80.1 billion in 2005. The growth in revenues was primarily driven by our Pharmaceutical Solutions segment, which accounted for 95% of revenues.
     The customer mix of our U.S. pharmaceutical distribution revenues was as follows:

	2006	2005	2004

Direct Sales
Independents	12%	12%	13%
Retail Chains	22	20	22
Institutions	32	34	30

Subtotal	66	66	65
Sales to customers’ warehouses	34	34	35

Total	100%	100%	100%

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     U.S. Healthcare pharmaceutical direct distribution and service revenues increased in 2006 primarily reflecting our acquisition of D&K and growth among existing customers. In 2005, increases in these revenues primarily reflect market growth rates, new institutional customers as well as growth from existing institutional customers, which includes mail-order businesses. In early 2005, we implemented a new pharmaceutical distribution contract with the Department of Veterans Affairs, which significantly contributed to the segment’s total increase in revenues. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.
     U.S. Healthcare sales to customers’ warehouses increased over the last two years primarily as a result of greater volume to, and expanded agreements with, existing customers. Partially offsetting these increases was the loss of certain volume from a warehouse customer in 2006. Sales to customers’ warehouses represent large volume sales of pharmaceuticals primarily to a limited number of large self-warehousing customers whereby we order bulk product from the manufacturer, receive and process the product through our central distribution facility and subsequently deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customer warehouses. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business. We have significantly lower gross profit margin on these sales as we pass much of the efficiencies of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars.
     Canadian pharmaceutical distribution revenues increased over the last two years reflecting market growth rates and favorable exchange rates. In addition, revenues for 2005 benefited from new business from manufacturers which formerly engaged in direct distribution activities. Had the same U.S. and Canadian dollar exchange rates applied in 2006 as in 2005 (“constant currency basis”), revenues from our Canadian operations would have increased approximately 7% in 2006. On a constant currency basis, revenues from our Canadian operations would have increased approximately 10% in 2005 as compared to 2004.
     Medical-Surgical Solutions distribution revenues increased in 2006 primarily reflecting market growth rates. Revenues in this segment increased slightly in 2005 as growth in alternate site revenues exceeded a decline in acute care revenues. Increases in our alternate site revenues include Moore Medical Corporation (“MMC”), which we acquired in early 2005. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Declines in our acute care revenues reflect the loss of the segment’s largest customer in the second half of 2004.
     Provider Technologies revenues increased over the last two years primarily reflecting higher sales and implementations of clinical, imaging and automation solutions. Growth in this segment’s revenues was not materially impacted by business acquisitions.
     Gross Profit:

	Years Ended March 31,
(Dollars in millions)	2006	2005	2004

Gross Profit
Pharmaceutical Solutions	$2,490	$2,188	$2,064
Medical-Surgical Solutions	652	654	604
Provider Technologies	720	608	567

Total	$3,862	$3,450	$3,235

Gross Profit Margin
Pharmaceutical Solutions	2.99%	2.88%	3.17%
Medical-Surgical Solutions	21.04	22.59	21.49
Provider Technologies	46.69	46.70	47.17
Total	4.39	4.31	4.67

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Gross profit increased 12% to $3.9 billion in 2006 and 7% to $3.5 billion in 2005. As a percentage of revenues, gross profit increased 8 bp in 2006 and declined 36 bp in 2005. Increases in our gross profit dollars were mainly due to our Pharmaceutical Solutions segment and additionally, to a lesser extent for 2006, due to our Provider Technologies segment. In 2005, our gross profit margin was negatively impacted by our higher proportion of revenues attributable to our Pharmaceutical Solutions segment, which has lower margins relative to other segments. In addition, our Pharmaceutical Solutions segment gross profit margin improved in 2006 compared to 2005 and declined in 2005 compared with 2004. Changes in our Pharmaceutical Solutions segment’s gross profit margin were due to:
–	higher buy side margins in 2006 compared with 2005, and lower buy side margins in 2005 compared with 2004. Our buy side margins reflect changes in our distribution arrangements with the U.S. pharmaceutical manufacturers (“manufacturers”):

Historically, a significant portion of compensation from the manufacturers was inflation-based. We purchased and held pharmaceutical inventory in anticipation of manufacturers increasing their prices. We benefited when the manufacturers increased their price as we sold the inventory being held at the new higher price. Beginning in 2003, branded pharmaceutical manufacturers began to assert control over the amount of pharmaceutical product available in the supply chain by restricting the volume of product available for purchase by pharmaceutical wholesalers. Manufacturers also increasingly sought more data concerning product sales and distribution patterns. We believe that the manufacturers sought these changes to provide them with greater control over product supply and movement in the market and to increase product safety and integrity by reducing the risks associated with product being available to, and distributed in, the secondary market. These changes limited our ability to purchase inventory in advance of price increases. In 2005, manufacturers also reduced the number and average magnitude of price increases. As a result, gross profit margin for our U.S. pharmaceutical distribution business decreased in 2005 as compared to 2004.

Commencing in the second half of 2005, we started revising some of our distribution arrangements with the manufacturers. Under these new arrangements, a significant portion of our compensation from the manufacturers is generated based on a percentage of purchases and, as a result, we are no longer as dependent upon pharmaceutical price increases. These distribution arrangements are, however, subject to compliance with various customary performance requirements.

By the end of 2005, our U.S. pharmaceutical distribution business had transitioned or was in the process of transitioning to these new distribution arrangements with almost all of the manufacturers. This process was essentially completed in early 2006 and as a result, our buy side margins increased in 2006. We continue to have certain distribution arrangements with manufacturers that still include an inflation-based compensation component while other arrangements remain structured under the historical inflation-based compensation model. For these manufacturers, a reduction in the frequency and magnitude of price increases as well as restrictions in the amount of inventory available to us could adversely impact segment gross profit margin.

In addition, with the transition to these new arrangements, purchases from certain of the manufacturers are better aligned with customer demand and as a result, net financial inventory (inventory, net of accounts payable) has decreased. This decrease has had a positive impact on our cash flow from operations. These new arrangements also have somewhat diminished the seasonality of gross profit margin which has historically reflected the pattern of manufacturers’ price increases.

–	the benefit of greater amounts of antitrust settlements. Results for 2006, 2005 and 2004 included $95 million, $41 million and $22 million of cash proceeds representing our share of settlements of various antitrust class action lawsuits,

–	the benefit of increased sales of generic drugs with higher margins,

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
–	the benefit of higher supplier cash discounts from a change in customer mix and higher sales volume,

–	selling margins declined in our U.S. pharmaceutical distribution business in 2005 compared with 2004 due to a higher proportion of revenues attributable to institutional customers and continued competitive pressures which moderated somewhat in the second half of the year,

–	the benefit of a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, and

–	last-in, first-out (“LIFO”) inventory credits of $32 million and $59 million in 2006 and 2005, reflecting a number of generic product launches in both years and a higher level of branded pharmaceutical price increases in 2006. In 2004, gross profit was impacted by a LIFO charge of $28 million which was primarily attributable to a small number of pharmaceutical drugs which did not move to the generic category until 2005.

Our Pharmaceutical Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Pharmaceutical Solutions’ distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those fiscal years.
     Gross profit margin in our Medical-Surgical Solutions segment decreased in 2006 primarily reflecting pressure on our supplier and customer margins and a $15 million asset impairment charge. In 2005, the segment entered into an agreement with a third party vendor to sell the vendor’s proprietary software and services. The terms of the contract required us to prepay certain royalties. In 2006, we ended the marketing and sale of the software under the contract. As a result of this decision, we recorded a $15 million charge to cost of sales to write-off the remaining balance of the prepaid royalties. Gross profit margin for this segment increased in 2005 primarily due to a higher proportion of alternate site revenues.
     Gross profit margins were flat in 2006 and decreased in 2005 in our Provider Technologies segment. The decrease in our 2005 gross profit margin primarily reflects a greater mix of revenue associated with clinical products which, because of their complexity, have a higher cost of installation and support than other more established products.
     Operating Expenses:

	Years Ended March 31,
(Dollars in millions)	2006	2005	2004

Operating Expenses
Pharmaceutical Solutions	$1,315	$1,141	$1,111
Medical-Surgical Solutions	585	556	501
Provider Technologies	590	514	451
Corporate	213	234	194

Subtotal	2,703	2,445	2,257
Securities Litigation charges, net	45	1,200	—

Total	$2,748	$3,645	$2,257

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.58%	1.50%	1.70%
Medical-Surgical Solutions	18.88	19.21	17.82
Provider Technologies	38.26	39.48	37.52
Total	3.12	4.55	3.26

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Operating expenses decreased 25% to $2.7 billion in 2006 and increased 61% to $3.6 billion in 2005. Operating expenses for 2006 and 2005 include $45 million and $1.2 billion in pre-tax charges for our Securities Litigation. Operating expenses as a percentage of revenues decreased 143 bp to 3.12% in 2006 and increased 129 bp to 4.55% in 2005 from 3.26% in 2004 (or 3.07% and 3.05% in 2006 and 2005, excluding the Securities Litigation charges). Excluding the Securities Litigation charges, increases in operating expenses were primarily due to additional expenses incurred to support our sales volume growth, including distribution expenses and higher foreign currency exchange rates for our Canadian operations and increased research and development expenditures. Operating expenses were also impacted by our acquisitions of D&K in 2006 and MMC in 2005, and by a $66 million credit pertaining to the reversal of a portion of customer settlement reserves in 2004. Excluding the Securities Litigation charges, operating expenses as a percentage of revenues for 2005 declined mainly due to leveraging of our fixed cost infrastructure and productivity improvements in back-office and field operations.
     Operating expenses included the following significant items:
2006
–	a $45 million net charge for our Securities Litigation and a decrease in legal expenses associated with the litigation which were recorded in Corporate expenses, and

–	a $15 million credit to bad debt expense due to a recovery of a previously reserved customer account.
2005
–	a $1.2 billion charge for our Securities Litigation and an increase in legal expenses associated with the litigation which were recorded in Corporate expenses, and

–	approximately $12 million of settlement charges pertaining to a non-qualified pension plan, which were primarily included in Corporate expenses. In 2005, we made several lump sum cash payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with accounting standards, additional charges for settlements associated with lump sum payments of pension obligations were expensed in the period in which the payments were made.
2004
–	a $21 million charge for uncollected balances on loans made to former employees for the purchase of McKesson common stock primarily in February 1999, which were included in Corporate expenses,

–	increases in pension expense of $14 million primarily for our U.S. defined benefit pension plans. In 2004 and 2003, we reduced the assumed long-term rate of asset return and the discount rate for our U.S. defined benefit pension plans to better reflect long-term expectations for the plans’ portfolios and rates for high-quality corporate long-term bonds,

–	a $66 million credit pertaining to the reversal of a portion of customer settlement reserves in our Provider Technologies segment. Information regarding this and other restructuring programs is included under the caption “Restructuring Activities,” included in this Financial Review,

–	a $30 million bad debt provision for a customer bankruptcy recorded in our Pharmaceutical Solutions segment, and

–	$15 million of gains on the sales of three surplus properties, recorded primarily in Corporate expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Other Income, net:

	Years Ended March 31,
(In millions)	2006	2005	2004

By Segment
Pharmaceutical Solutions	$36	$24	$22
Medical-Surgical Solutions	3	4	4
Provider Technologies	13	13	11
Corporate	86	27	11

Total	$138	$68	$48

     Other income, net increased in 2006 and 2005 primarily reflecting higher interest income due to the Company’s favorable cash balances and, to a lesser extent, due to an increase in our equity in earnings of Nadro, S.A. de C.V. (“Nadro”). Interest income, which is primarily recorded in Corporate expenses, net of other income, was $104 million, $41 million and $28 million in 2006, 2005 and 2004.
     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,
(Dollars in millions)	2006	2005	2004

Segment Operating Profit
Pharmaceutical Solutions	$1,211	$1,071	$975
Medical-Surgical Solutions	70	102	107
Provider Technologies	143	107	127

Subtotal	1,424	1,280	1,209
Corporate Expenses, net	(127)	(207)	(183)
Securities Litigation charges, net	(45)	(1,200)	—
Interest Expense	(94)	(118)	(120)

Income (Loss) from Continuing Operations, Before Income Taxes	$1,158	$(245)	$906

Segment Operating Profit Margin
Pharmaceutical Solutions	1.45%	1.41%	1.50%
Medical-Surgical Solutions	2.26	3.52	3.81
Provider Technologies	9.27	8.22	10.57

     Segment operating profit includes gross margin, net of operating expenses, and other income for our three business segments. In addition to the significant items previously discussed, operating profit increased in 2006 primarily reflecting revenue growth and an increase in gross profit margin in our Pharmaceutical Solutions segment and improved operating profit in our Provider Technologies segment. These increases were partially offset by a decline in operating profit in our Medical-Surgical Solutions segment. Increases in operating profit for 2005 reflect revenue growth and increased operating profit in our Pharmaceutical Solutions segment, partially offset by lower operating profit in our Medical-Surgical Solutions and Provider Technologies segments.
     Operating profit as a percentage of revenues increased in 2006 in our Pharmaceutical Solutions segment reflecting an increase in gross profit margins, including the increase in receipt of antitrust settlements, offset in part by an increase in operating expenses as a percentage of revenues. Operating expenses increased in both dollars and as a percentage of revenues due to additional costs incurred to support our revenue growth as well as due to the addition of D&K’s operating and integration expenses. Operating profit for this segment also benefited from a $15 million credit to bad debt expense due to a recovery on a previously reserved customer account and from an increase in equity earnings from our investment in Nadro. Operating profit as a percentage of revenues decreased in 2005 primarily reflecting a net decline in gross margins, offset in part with cost reductions by leveraging the segment’s fixed cost infrastructure, productivity improvements in back-office and field operations, and an improvement in bad debt expense. In 2004, operating profit for this segment included a $30 million bad debt provision for a customer bankruptcy.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues declined over the past two years. The decline in the segment’s 2006 operating profit as a percentage of revenues primarily reflects lower gross profit margins, including a $15 million asset impairment charge, as well as an increase in bad debt expense. The decline in the segment’s 2005 operating profit as a percentage of revenues primarily reflects an increase in gross profit margins which were more than offset by a higher proportion of operating expenses. Operating expenses increased in 2005, in both dollars and as a percentage of revenues, primarily due to the acquisition of MMC and a higher proportion of costs incurred to serve the segment’s alternate site customers, which have a higher cost-to-serve ratio than the segment’s other customers. Operating profit for 2005 was also impacted by the lack of flu vaccine supply as well as an $7 million charge to operating expenses due to an increase in litigation reserves. The Company has decided to explore its strategic options with regard to the acute care portion of this segment’s business.
     Provider Technologies segment’s operating profit as a percentage of revenues increased in 2006 primarily reflecting favorable operating expenses as a percentage of revenues. Operating expenses for this segment increased primarily due to investments in research and development activities and sales functions to support the segment’s revenue growth and to a lesser extent, due to the acquisition of Medcon, Ltd. (“Medcon”). Partially offsetting these increases, operating profit benefited from a reduction in bad debt expense. Operating profit as a percentage of revenues for this segment declined in 2005 primarily reflecting a decrease in gross profit margin as well as an increase in operating expenses to support the segment’s revenue growth and a decrease in customer settlement reserve reversals. In 2004, the segment recorded $66 million of reversals of customer settlement reserves.
     During the first quarter of 2007, the segment anticipates incurring restructuring charges of approximately $6 million to $8 million as a result of a reorganization announced early in the quarter designed to reallocate product development and marketing resources.
     Corporate expenses, net of other income, decreased in 2006 primarily reflecting an increase in interest income and a decrease in legal costs associated with our Securities Litigation. These favorable variances were partially offset by additional costs incurred to support various initiatives. Corporate expenses, net of other income increased in 2005 primarily reflecting incremental legal costs due to the acceleration of activity in our Securities Litigation, settlement charges pertaining to lump-sum cash payments from an unfunded U.S. pension plan, a decrease in gains on sales of surplus properties and additional administrative expenses incurred to support various initiatives. These unfavorable variances were partially offset by higher interest income and a decrease in expenses associated with charges for loans made to former employees. In 2004, expenses reflect a $21 million charge for uncollected balances on loans made to former employees for the purchase of McKesson common stock primarily in February 1999. Legal costs associated with our Securities Litigation were $27 million, $43 million and $18 million in 2006, 2005 and 2004.
     Securities Litigation Charges, Net: As discussed in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, in the third quarter of 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we agreed to pay the settlement class a total of $960 million in cash. The settlement agreement was subject to various conditions, including, but not limited to, preliminary approval by the court, notice to the Class, and final approval by the court after a hearing. Other than the Consolidated Action, none of the previously reported Securities Litigation was resolved by the settlement date. As a result, during the third quarter of 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings.
     During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated reserves were increased by $52 million and $1 million in pre-tax charges during the first and third quarters of 2006 and decreased by an $8 million pre-tax credit during the fourth quarter of 2006, for a total net pre-tax charge of $45 million for 2006. As of March 31, 2006 and 2005, the Securities Litigation accrual was $1,014 million and $1,214 million. Additionally, on February 24, 2006, the court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     We believe this accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
     Income Taxes: Our reported tax rate was 36.4%, 34.7% and 29.0% in 2006, 2005 and 2004. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     In 2006, we recorded a $14 million income tax expense which primarily relates to a basis adjustment in an investment and adjustments with various taxing authorities.
     In the third quarter of 2005, we recorded an income tax benefit of $390 million for the Securities Litigation. We believe the pending settlement of the Consolidated Action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and the Company expects challenges from the taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. Accordingly, as of March 31, 2005, we provided a reserve of $85 million for future resolution of these uncertain tax matters. This reserve was increased to $88 million by March 31, 2006. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.
     In 2005, we also recorded a $10 million income tax benefit arising primarily from settlements and adjustments with various taxing authorities and a $3 million income tax benefit primarily due to a reduction of a valuation allowance related to state income tax net operating loss carryforwards. We believe that the income tax benefit from a portion of these state net operating loss carryforwards will now be realized.
     In 2004, we recorded a $23 million tax benefit relating to favorable tax settlements and adjustments with the U.S. Internal Revenue Service and with various taxing authorities. A large portion of this benefit, which was not previously recognized by the Company, resulted from the filing of amended tax returns by our subsidiary, McKesson Information Solutions LLC (formerly known as HBO & Company) for the years ended December 31, 1998 and 1997.
     Discontinued Operation: In 2006, we sold a wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million or $0.04 per diluted share. The results of BioServices’ operations have been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements. Financial results for this business were previously included in our Pharmaceutical Solutions segment and were not material to our consolidated financial statements.
     Net Income: Net income (loss) was $751 million, ($157) million and $647 million in 2006, 2005 and 2004 and diluted earnings (loss) per share was $2.38, ($0.53) and $2.19. Excluding the Securities Litigation charges, 2006 net income and net income per diluted share would have been $781 million and $2.48, and for 2005, $653 million and $2.19.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     A reconciliation between our net income (loss) per share reported for U.S. GAAP purposes and our earnings per diluted share, excluding charges for the Securities Litigation is as follows:

	Years Ended March 31,
(In millions except per share amounts)	2006	2005

Net income (loss), as reported	$751	$(157)
Exclude:
Securities Litigation charges, net	45	1,200
Estimated income tax expense	(15)	(390)

Securities Litigation charges, net of tax	30	810

Net income, excluding Securities Litigation charges	$781	$653

Diluted earnings per common share, excluding Securities Litigation charges (1)	$2.48	$2.19

Shares on which diluted earnings per common share, excluding the Securities Litigation charges, were based	316	301

(1)	For 2006 and 2005, interest expense, net of related income taxes, of $1 million and $6 million, has been added to net income, excluding the Securities Litigation charges, for purpose of calculating diluted earnings per share. This calculation also includes the impact of dilutive securities (stock options, convertible junior subordinated debentures and restricted stock).
     These pro forma amounts are non-GAAP financial measures. We use these measures internally and consider these results to be useful to investors as they provide the most relevant benchmarks of core operating performance.
     Weighted Average Diluted Shares Outstanding: Diluted earnings (loss) per share was calculated based on an average number of shares outstanding of 316 million, 294 million and 299 million for 2006, 2005 and 2004. Weighted average diluted shares outstanding for 2006 primarily reflect an increase in the number of common shares outstanding as a result of exercised stock options, net of treasury stock repurchased, as well as an increase in the common stock equivalents from stock options due to the increase in the Company’s common stock price. For 2005, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.
International Operations
     International operations accounted for 6.9%, 6.8% and 6.7% of 2006, 2005 and 2004 consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 21, “Segments of Business” to the accompanying consolidated financial statements.
Restructuring Activities
     In 2005 and 2004, we were still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Provider Technologies segment. Customer settlement reserves were established, reviewed and assessed on a customer and contract specific basis, and actual settlements for each customer varied significantly depending on the specific mix and number of products, and each customer contract or contracts. In 2004, we had significant customer settlement activity, including the completion and execution of a number of the more difficult settlements. As of March 31, 2004, we were substantially complete with our settlements and as a result, the customer settlement reserve was reduced by $66 million. In 2005, the reserves were further reduced by $4 million based on additional favorable settlements. There were no significant offsetting changes in estimates that increase the provision for customer settlements. Total cash and non-cash settlements of $45 million and $96 million have been incurred since the inception of this restructuring plan. Non-cash settlements represent write-offs of customer receivables. As of March 31, 2005, accrued customer settlement reserves were not material to our consolidated financial statements and the restructuring plan was essentially completed.
     Refer to Financial Note 5, “Restructuring Activities,” to the accompanying consolidated financial statements for further discussion regarding our restructuring activities.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Acquisitions and Investments
     We made the following acquisitions and investments:
–	In the second quarter of 2006, we acquired substantially all of the issued and outstanding stock of D&K of St. Louis, Missouri, for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. The results of D&K’s operations have been included in the consolidated financial statements within our Pharmaceutical Solutions segment since the acquisition date.

Approximately $172 million of the purchase price has been assigned to goodwill, none of which is expected to be deductible for tax purposes. Included in the purchase price are acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years.

–	Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $66 million of the purchase price was assigned to goodwill, none of which is deductible for tax purposes and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. The results of Medcon’s operations have been included in the consolidated financial statements within our Provider Technologies segment since the acquisition date.

–	In the third quarter of 2005, we invested $33 million in return for a 79.7% interest in Pahema, S.A. de C.V. (“Pahema”), a Mexican holding company. Two additional investors, owners of approximately 30% of the outstanding shares of Nadro (collectively, “investors”), contributed $10 million for the remaining interest in Pahema. In December 2004, Pahema completed a 6.50 Mexican Pesos per share, or approximately $164 million, tender offer for approximately 284 million shares (or approximately 46%) of the outstanding publicly held shares of the common stock of Nadro. Pahema financed the tender offer utilizing the cash contributed by the investors and us, and borrowings totaling 1.375 billion Mexican Pesos, in the form of two notes with Mexican financial institutions. Prior to the tender offer, the Company owned approximately 22% of the outstanding common shares of Nadro. During the first half of 2006, we merged Pahema into Nadro and the common stock of Pahema was exchanged for the common stock of Nadro. After the completion of the merger, we own approximately 48% of Nadro.

–	In the first quarter of 2005, we acquired all of the issued and outstanding shares of MMC, of New Britain, Connecticut, for an aggregate cash purchase price of $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price was assigned to goodwill, none of which was deductible for tax purposes. The results of MMC’s operations have been included in the consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.
     During the last three years we also completed a number of other acquisitions and investments within all three of our operating segments. Purchase prices have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.
     Refer to Financial Note 2, “Acquisitions and Investments,” to the accompanying consolidated financial statements for further discussions regarding our acquisitions and investing activities.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
2007 Outlook
     Information regarding the Company’s 2007 outlook is contained in our Form 8-K dated May 4, 2006. This Form 8-K should be read in conjunction with the sections “Factors Affecting Forward-looking Statements” and “Additional Factors That May Affect Future Results” included in this Financial Review.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We consider an accounting estimate to be critical if the estimate requires us to make assumptions about matters that were uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial condition or results from operations. Below are the estimates that we believe are critical to the understanding of our operating results and financial condition. Other accounting policies are described in Financial Note 1, “Significant Accounting Policies,” to the accompanying consolidated financial statements. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
     Receivables: We provide short-term credit and other customer financing arrangements to customers who purchase our products and services. Other customer financing relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories and lease and credit financing. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
     If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. In addition, in 2006, sales to our ten largest customers accounted for approximately 53% of our total consolidated revenues. Sales to our largest customer, Caremark RX, Inc., represented approximately 11% of our 2006 total consolidated revenues. At March 31, 2006, accounts receivable from our ten largest customers and Caremark RX, Inc. were approximately 48% and 11% of total accounts receivable. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from this or any other large customer could have a significant negative impact on our financial condition, results of operations and liquidity.
     At March 31, 2006, trade and notes receivables were $5,980 million, and other customer financing was $197 million, prior to allowances of $168 million. In 2006, 2005 and 2004 our provision for bad debts was $13 million, $16 million and $54 million. The decrease in our provision for bad debts in 2005 was primarily attributed to better accounts receivable management and due to a $30 million expense recorded in 2004 as a result of a customer bankruptcy. At March 31, 2006 and 2005, the allowance as a percentage of trade and notes receivables was 2.1%. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this annual report on Form 10-K.
     Inventories: We state inventories at the lower of cost or market. Inventories for our Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale. For our Pharmaceutical Solutions segment, the majority of the cost of domestic inventories was determined on the LIFO method and international inventories are stated using the first-in, first-out (“FIFO”) method. Cost of inventories for our Medical-Surgical Solutions segment was primarily determined on the FIFO method. Provider Technologies’ inventories consist of computer hardware with cost determined either by the specific identification or the FIFO method. Total inventories were $7.3 billion and $7.5 billion at March 31, 2006 and 2005.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     The LIFO method was used to value approximately 85% to 90% of our inventories at March 31, 2006 and 2005. If the FIFO method, which approximates replacement cost, had been applied, total inventories would have increased $155 million and $187 million at March 31, 2006 and 2005. In addition, we recorded LIFO reserve adjustments of benefits of $32 million and $59 million in 2006 and 2005, and an expense of $28 million in 2004. LIFO adjustments generally represent the net effect of the amount of price increases on branded pharmaceutical products held in inventory offset by price declines on generic pharmaceutical products, including the price decrease effect of branded pharmaceutical products that have lost patent protection. A LIFO benefit implies that the price declines on generic pharmaceutical products, including the effect of branded pharmaceuticals that have lost patent protection, exceeded the effect of price increases on branded pharmaceutical products held in inventory.
     In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products, or the loss of one or more significant customers are factors that could affect the value of our inventories. These factors could make our estimates of inventory valuation differ from actual results.
     Acquisitions: We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.
     There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets we typically use the income method. This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include: the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
     Goodwill: We have significant goodwill assets as a result of acquiring businesses. We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires us to maintain goodwill assets on our books unless the assets are deemed to be impaired. We perform an impairment test on goodwill balances annually or when indicators of impairment exist. Such impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the operations in which goodwill is assigned. If carrying value exceeds fair value, a second step would be performed to calculate the amount of impairment. Fair values can be determined using market, income or cost approaches. To estimate the fair value of a business using the market approach, we compare the business to similar businesses or guideline companies whose securities are actively traded in public markets; or the income approach, where we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Some of the more significant estimates and assumptions inherent in the goodwill impairment estimation process using the market approach include the selection of appropriate guideline companies, the determination of market value multiples for the guideline companies and the subsequent selection of an appropriate market value multiple for the business based on a comparison of the business to the guideline companies, the determination of applicable premiums and discounts based on any differences in marketability between the business and the guideline companies and when considering the income approach, include the required rate of return used in the discounted cash flow method, which reflects capital market conditions and the specific risks associated with the business. Other estimates inherent in the income approach include long-term growth rates and cash flow forecasts for the business.
     A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions at a point in time. The judgments made in determining an estimate of fair value can materially impact our results of operations. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any changes in key assumptions, including unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge. Goodwill at March 31, 2006 and 2005 was $1,718 million and $1,439 million and we concluded that there was no impairment in our goodwill.
     Securities Litigation: As discussed in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, in the third quarter of 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we agreed to pay the settlement class a total of $960 million in cash. The settlement agreement was subject to various conditions, including, but not limited to, preliminary approval by the court, notice to the Class, and final approval by the court after a hearing. Other than the Consolidated Action, none of the previously reported Securities Litigation was resolved by the settlement date. As a result, during the third quarter of 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings.
     During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated reserves were increased by $52 million and $1 million in pre-tax charges during the first and third quarters of 2006 and decreased by an $8 million pre-tax credit during the fourth quarter of 2006, for a total net pre-tax charge of $45 million for 2006. As of March 31, 2006 and 2005, the Securities Litigation accrual was $1,014 million and $1,214 million. Additionally, on February 24, 2006, the court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action.
     In addition, for the litigation costs not covered under our directors and officers’ liability insurance policies, we accrue costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. We recorded $27 million, $43 million and $18 million of such expenses in 2006, 2005 and 2004.
     We believe our accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Supplier Reserves: We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them from us. These reserve estimates are established based on our best judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than our estimate.
     Income Taxes: We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the estimated worldwide provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize liabilities for anticipated tax audit issues based on estimates of whether additional amounts will be due. As of March 31, 2006, approximately $274 million has been accrued for such matters. To the extent that the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made.
     As discussed in Financial Note 16, “Income Taxes,” we recorded an income tax benefit of $390 million relating to the Securities Litigation in the third quarter of 2005. We believe the pending settlement of the Consolidated Action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and the Company expects challenges from the taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. Accordingly, as of March 31, 2005, we provided a reserve of $85 million for future resolution of these uncertain tax matters. This reserve was increased to $88 million in 2006 and is included in the Company’s total income tax reserves. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.
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
     The estimated revenue to be earned and costs to complete a project can change significantly throughout the period of a contract. Factors that could change estimates include, but are not limited to, the ability to successfully complete milestones, the timing of milestones, and modifications in the amount of resources or other costs required to complete the project. Changes in estimates to complete, and revisions in overall profit estimates on percentage of completion contracts, are recognized in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue. Such a provision is subject to change as additional information is obtained and as contracts progress towards completion. In 2006, 2005 and 2004, adjustments to earnings resulting from revisions to estimates on these contracts have not been material to the Company’s consolidated financial statements.
     Share-Based Payment: Our compensation programs include share-based payments. Stock options, which entitle the holder to purchase shares of McKesson’s common stock at a pre-determined price at the end of a vesting term, are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” an elective accounting policy permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this policy, since the exercise price of stock options we grant is generally set equal to the market price on the date of the grant, we do not record any expense to the income statement related to the grants of stock options, unless certain original grant-date terms are subsequently modified.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     For disclosure purposes only, we estimate the fair value of employee stock options using the Black-Scholes option-pricing model. We believe that it is difficult to accurately measure the value of an employee stock option. Our estimates of employee stock option values rely on estimates of factors we input into the model. The key factors involve an estimate of future uncertain events. The key factors influencing the estimation process, among others, are the expected term of the option, the expected stock price volatility factor and the expected dividend yield. We continue to use historical exercise patterns as our best estimate of future exercise patterns in determining our expected term of the option. In 2006, we began using a combination of historical and quoted implied volatility to determine the expected stock price volatility factor. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with emerging employee stock option valuation considerations. Our expected stock price volatility assumption continues to reflect a constant dividend yield during the expected term of the option. Once employee stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from actual.
     The pro forma effect on net income (loss) and diluted earnings (loss) per common share for the years ended March 31, 2006, 2005 and 2004 is set forth in Financial Note 1, “Significant Accounting Policies,” to the accompanying consolidated financial statements, under the caption “Share-Based Payment.” In addition, beginning in 2007, we will report the value of stock options in our income statement. See our discussion in the “Recently Issued Accounting Standards” section of this Financial Review.
     Pension and Other Postretirement Benefits: We provide defined benefit pension plans or defined contribution plans for the majority of our employees worldwide. In the U.S., we have both qualified and supplemental (non-qualified) defined benefit plans and defined contribution plans, as well as other postretirement benefit plans, consisting primarily of healthcare and life insurance for retirees. Our non-qualified U.S. retirement plans and our other postretirement benefit plans, which are provided to certain employees, are unfunded obligations.
     In 2006 and 2005, we made contributions of $7 million and $46 million to our U.S. non-qualified pension plans. In the aggregate, our U.S. qualified pension plans are overfunded on an accumulated benefit obligation measurement basis as of March 31, 2006 and 2005. Outside the U.S., in general, we fund our defined benefit plans to the extent that tax or other incentives exist and similar to our U.S. non-qualified pension plans, we have accrued liabilities on our consolidated balance sheets to reflect those plans that are not fully funded.
     The accounting for benefit plans is highly dependent on actuarial estimates, assumptions and calculations which result from a complex series of judgments about future events and uncertainties. The assumptions and actuarial estimates required to estimate the employee benefit obligations for the defined benefit and postretirement plans, include discount rate, expected salary increases, certain employee-related factors, such as turnover, retirement age and mortality (life expectancy), expected return on assets and healthcare cost trend rates. We evaluate these critical assumptions at least annually. Our assumptions reflect our historical experiences and our best judgment regarding future expectations that have been deemed reasonable by management. The judgments made in determining the costs of our benefit plans can materially impact our results of operations. As such, we obtain assistance from actuarial experts to aid in developing reasonable assumptions and cost estimates. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The effects of actual results differing from our assumptions are included in unamortized net gain and loss, which is amortized over future periods.
     Our weighted-average assumption for the expected long-term rate of return on assets in our pension plans, which determines net periodic benefit cost, was 8.2% and 8.2% for 2006 and 2005. The weighted-average assumption for the expected return on assets for our plans reflects our actual historical return experience and our long-term assessment of forward-looking return expectations by asset class, which is used to develop a weighted-average expected return based on the implementation of our targeted asset allocation in our respective plans. Our target asset allocation is determined based on the risk tolerance characteristics of the plan and, at times, may be adjusted to achieve our overall investment objective. The weighted average discount rate used in calculating our pension benefit obligations at March 31, 2006, is 5.6%, which represents a 20 bp decline from our March 31, 2005 rate of 5.8%. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rate for our defined benefit and postretirement plans is based on a yield curve constructed from a portfolio of high quality corporate bonds rated AA or better for which the timing and amount of cash flows approximate the estimated payouts of the plans.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Sensitivity to changes in the major assumptions for our U. S. pension and postretirement plans are as follows:

		Pension Plans		Other Postretirement
	Percentage	Projected		Projected
	Point	Benefit		Benefit
(In millions)	Change	Obligation	Expense	Obligation	Expense

Long-term return on assets	+/- 1.0 pt	$—	$(3)/3	$—	$—
Discount rate	+/- 1.0 pt	(35)/41	(3)/4	(14)/17	(4)/5

     Further information on our pension and postretirement benefit plans is provided in Financial Note 14, “Pension Benefits,” and Note 15, “Other Postretirement Benefits,” to the accompanying consolidated financial statements.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
     Net cash flow from operating activities was $2,744 million in 2006, compared with $1,538 million in 2005 and $595 million in 2004. Net cash flow from operations in 2006 and 2005 increased primarily reflecting improved working capital balances for our U.S. pharmaceutical distribution business as purchases from certain of our suppliers are better aligned with customer demand and as a result, net financial inventory (inventory, net of accounts payable) decreased. Operating activities for 2006 also benefited from better inventory management. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Operating activities for 2006 include a $143 million cash receipt in connection with an amended agreement entered into with a customer and cash settlement payments of $243 million for the Securities Litigation. Additionally, cash flows from operations for 2006 include a reduction in current income taxes payable and a reduction in our deferred tax assets which largely pertains to our Securities Litigation cash settlement payments (including the $960 million placed in escrow), which will be deducted in our 2006 income return. Net cash flow from operating activities in 2005 includes a $1,200 million non-cash ($810 million after-tax) charge for the Securities Litigation. In 2005, working capital levels also benefited from favorable receivable terms on our then new contract with the Department of Veterans Affairs and improved accounts receivable management. Partially offsetting our net working capital decreases is increased working capital associated with revenue growth, including our contract with the Department of Veterans Affairs. Included in our 2005 net cash flow from operating activities is $40 million of cash provided to a customer in exchange for a note receivable and the cancellation of a credit facility guarantee and another guarantee in favor of this customer.
     Net cash used in investing activities was $1,825 million in 2006, compared with $355 million in 2005 and $300 million in 2004. Investing activities for 2006 include increases in property acquisitions and capitalized software expenditures which primarily reflect our investment in our U.S. pharmaceutical distribution center network and our Provider Technologies segment’s investment in software for a contract with the British government’s National Health Services Information Authority organization. Investing activities for 2006 also include $603 million of expenditures for our business acquisitions, including D&K and Medcon, and a use of cash of $962 million due to a transfer of cash to an escrow account for future payment of our Securities Litigation. Partially offsetting these increases were cash proceeds of $63 million pertaining to the sale of BioServices. Investing activities for 2005 include $109 million of business acquisition expenditures, primarily for the acquisition of MMC and the increased investment in Nadro. Investing activities for 2005 also reflect a higher level of property acquisitions which primarily reflect improvements to our warehouse distribution and information technology networks.
     Financing activities utilized cash of $577 million, $91 million and $109 million in 2006, 2005 and 2004. Financing activities for 2006 include $958 million of cash paid for stock repurchases and $102 million of cash paid for the repayment of life insurance policy loans, which was partially offset by $568 million of cash receipts from common stock issuances. Financing activities for 2005 include repayment of $268 million of long-term debt partially offset by $223 million of cash receipts from common stock issuances. Financing activities for 2004 include $157 million of stock repurchases partially offset by $93 million of cash receipts from the issuance of common stock and the receipt of $33 million pertaining to the collection of employee loans. Cash received from common stock issuances primarily represent employees’ exercises of stock options. Cash dividends paid in 2006, 2005 and 2004 were $73 million, $70 million and $70 million.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     The Company’s Board of Directors (the “Board”) approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006. The plans permitted the Company to repurchase up to a total of $1 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006, made no repurchases in 2005 and repurchased 5 million shares for $157 million in 2004. As a result of these repurchases, less than $1 million of the plans remain available. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made in open market or private transactions. In April 2006, the Board approved an additional share repurchase plan of up to $500 million of the Company’s common stock.
     Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2006	2005	2004

Cash and cash equivalents	$2,142	$1,800	$708
Working capital	3,404	3,570	3,616
Debt net of cash and cash equivalents	(1,151)	(589)	777
Debt to capital ratio (1)	14.4%	18.7%	22.3%
Net debt to net capital employed (2)	(24.2)%	(12.6)%	13.1%
Return on stockholders’ equity (3)	13.1%	(3.0)%	13.4%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash, receivables and inventories, net of drafts and accounts payable, deferred revenue and the Securities Litigation and other accruals. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and the number and timing of new fee-based arrangements with pharmaceutical manufacturers. Our working capital has decreased primarily as a result of a decrease in our net financial inventory, partially offset by improvements in our cash and cash equivalent balances and additionally, for 2005, due to our Securities Litigation accrual. Improvements in our net financial inventory primarily reflect a better alignment of our purchases with customer demand for our U.S. pharmaceutical distribution business.
     Our ratio of net debt to net capital employed declined as growth in our operating profit was in excess of the growth in working capital and other investments needed to fund increases in revenue.
     The Company has paid quarterly cash dividends at the rate of $0.06 per share on its common stock since the fourth quarter of 1999. A dividend of $0.06 per share was declared by the Board on January 25, 2006, and was paid on April 3, 2006 to stockholders of record at the close of business on March 1, 2006. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Financial Obligations and Commitments:
     The table below presents our significant financial obligations and commitments at March 31, 2006:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5

On balance sheet
Securities Litigation	$1,014	$1,014	$—	$—	$—
Long-term debt	991	26	163	222	580
Other (1)	388	34	54	56	244
Off balance sheet
Purchase obligations	2,905	2,830	17	15	43
Interest on borrowings	564	77	139	108	240
Customer guarantees	197	119	24	1	53
Other (2)	350	141	102	60	47

Total	$6,409	$4,241	$499	$462	$1,207

(1)	Primarily includes estimated payments for pension and postretirement plans.

(2)	Primarily includes operating lease obligations and purchase commitments for business acquisitions.
     We define a purchase obligation as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases, capital commitments and service agreements.
     We have agreements with certain of our customers’ financial institutions (primarily for our Canadian business) under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2006, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $190 million and $7 million. We consider it unlikely that we would make significant payments under these guarantees, and accordingly, amounts accrued for these guarantees were nominal.
     In addition, our banks and insurance companies have issued $102 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
     Credit Resources:
     We fund our working capital requirements primarily with cash. In addition, we maintain a short-term borrowings and a receivables sale facility. We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest at a fixed base rate, a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. We also have a $1.4 billion accounts receivable sales facility, which was renewed in June 2005, with terms substantially similar to those previously in place. This renewed facility is currently scheduled to expire in June 2006. No amounts were utilized or outstanding under any of these facilities at March 31, 2006.
     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently BBB, BBB and Baa3, and our commercial paper ratings are currently A-2, F-2 and P-3. Our ratings outlook is stable with all three agencies. Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235 million of term debt could be accelerated. At March 31, 2006, this ratio was 14.4% and we were in compliance with all other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations through our credit facilities, as well as the issuance of additional debt at the interest rates then currently available.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.
MARKET RISKS
     Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 bp in 2006 and 2005, interest expense would not have been materially different from that reported.
     As of March 31, 2006 and 2005, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $1,082 and $1,335 million. Fair value was estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.
     Foreign exchange risk: We derive revenues and earnings from Canada, the United Kingdom, Ireland, France, the Netherlands, Israel, Australia, New Zealand and Mexico, which exposes us to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency investments and loans. As of March 31, 2006 and 2005, an adverse 10% change in quoted foreign currency exchange rates would not have had a material impact on our net fair value of financial instruments that have exposure to foreign currency risk.
RELATED PARTY BALANCES AND TRANSACTIONS
     Information regarding our related party balances and transactions is included in “Critical Accounting Policies” appearing within this Financial Review and Financial Note 20, “Related Party Balances and Transactions,” to the accompanying consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Stock-Based Compensation” issued in 1995. SFAS No. 123(R) requires that the fair value of the grant of employee stock options be reported as an expense. Historically, we have disclosed in our footnotes the pro forma expense effect of the grants (see Financial Note 1 to the accompanying consolidated financial statements under the caption “Share-Based Payment.”)
     In 2006, 2005 and 2004, we accelerated the vesting of substantially all of the then outstanding stock options. As a result of this acceleration, approximately $132 million of pro forma SFAS No. 123 compensation expense would not be recognized in earnings in accordance with SFAS No. 123(R) post April 1, 2006. Total compensation expense related to unvested stock options not yet recognized at March 31, 2006 was approximately $11 million, which is expected to be recognized on a pro rata basis over the next four years.
     As a result of the provisions of SFAS No. 123(R), in 2007, we expect share-based compensation charges to approximate $0.08 to $0.10 per diluted share, or approximately $0.05 to $0.07 per diluted share more than the share-based compensation expense recognized in our net income in 2006. 2006 net income includes $0.03 per diluted share of compensation expense associated with restricted stock whose intrinsic value as of the grant date is being amortized over the vesting period. Looking beyond 2007 through to 2010, we anticipate the impact of SFAS No. 123(R) to continue to impact net income as future awards of share-based compensation are granted and amortized over the expected vesting period of four years. Our assessments of estimated compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards, and the attainment of performance goals.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
     As discussed in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, in the third quarter of 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (N.D. Cal. Case No. C-99-20743-RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we agreed to pay the settlement class a total of $960 million in cash. The settlement agreement was subject to various conditions, including, but not limited to, preliminary approval by the Court, notice to the Class, and final approval by the Court after a hearing. Other than the Consolidated Action, none of the previously reported Securities Litigation was resolved by the settlement date. As a result, during the third quarter of 2005, we recorded a pre-tax charge totaling $1.2 billion ($810 million after-tax) for the Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings.
     During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated reserves were increased by $52 million and $1 million in pre-tax charges during the first and third quarters of 2006 and decreased by an $8 million pre-tax credit during the fourth quarter of 2006, for a total net pre-tax charge of $45 million for 2006. As of March 31, 2006 and 2005, the Securities Litigation accrual was $1,014 million and $1,214 million. Additionally, on February 24, 2006, the Honorable Ronald M. Whyte gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action.
     In addition, for the litigation costs not covered under our directors and officers’ liability insurance policies, we accrue costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. We recorded $27 million, $43 million and $18 million of such expenses in 2006, 2005 and 2004.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     We believe this accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
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
     Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices, or changes in our customer mix could also significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes may adversely impact us, while not affecting some of our competitors who offer a narrower range of products and services.
     There have been increasing efforts by pharmaceutical manufacturers to limit the product availability in the supply channel, which consequently impacts the ways in which distributors are being compensated by manufacturers. We have restructured the majority of our distribution agreements with the manufacturers to ensure that we are appropriately and predictably compensated for the services we provide, however, if we fail to negotiate favorable terms in other distribution agreements, or if we fail to successfully renew these contracts in a timely and favorable manner, as we anticipate, such efforts by certain pharmaceutical manufacturers could have an adverse impact on our profitability.
     Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our revenues and gross margins have increased from our generic drug offering programs. An increase or a decrease in the availability or changes in pricing or reimbursement of these generic drugs could have a material impact on our net income.
     There have been increasing efforts by various levels of government including state boards and comparable agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system. Certain states, such as Florida, have already adopted laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. These laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and may negatively impact our operating results.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
     Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), the U.S. government recently proposed changes in certain pharmaceutical reimbursement rates. We may be adversely impacted by these changes or changes that may be proposed in the future under the Act. We are in the process of developing plans to mitigate any exposures from these changes in reimbursement rates and the way our customers conduct their business under the Act. However, if we fail to successfully implement such plans, our business and the results of operations may be adversely impacted.
Competition may erode our profit
     In every area of healthcare distribution operations, our Pharmaceutical Solutions and Medical-Surgical Solutions segments face strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, these segments face competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segments) which may from time to time decide to develop, for their own internal needs, supply management capabilities which are provided by the segments and other competing service providers. Price, quality of service, and, in some cases, convenience to the customer are generally the principal competitive elements in these segments. Our Provider Technologies segment experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, hardware vendors and Internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered. These competitive pressures could result in a decline in our profit.
Substantial defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition and results of operations and liquidity.
     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2006, sales to our ten largest customers accounted for approximately 53% of our total consolidated revenues. Sales to our largest customer, Caremark RX, Inc., represented approximately 11% of our 2006 total consolidated revenues. At March 31, 2006, accounts receivable from our ten largest customers and Caremark RX, Inc. were approximately 48% and 11% of total accounts receivable. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from this or any other large customer could have a significant negative impact on our financial condition, results of operations and liquidity.
Our Pharmaceutical Solutions and Medical-Surgical Solutions segments are dependent upon sophisticated information systems. The implementation delay, malfunction or failure of these systems for any extended period of time could adversely affect our business.
     We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers, receive, process and ship orders on a timely basis, manage the accurate billing and collections for thousands of customers and process payments to suppliers. Our business and results of operations may be materially adversely affected if these systems are interrupted, damaged by unforeseen events, or fail for any extended period of time.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
We could become subject to liability claims that are not adequately covered by our insurance, and may have to pay damages and other expenses which could have a material adverse effect on us.
     Our business exposes us to risks that are inherent in the distribution and dispensing of pharmaceuticals, the provision of ancillary services (such as our pharmacy management business) and the conduct of our medical management businesses (which include disease management programs and our nurse triage services) and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. If customers assert liability claims against our products, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit, by contract, our liability to customers; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. A successful product or professional liability claim not fully covered by our insurance could have a material adverse effect on our business, financial condition or results of operations.
The ability of our Provider Technologies business to attract and retain customers due to challenges in software product integration, and technological advances may significantly reduce our revenues or increase our expenses.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Proprietary technology protections may not be adequate, and products may infringe on the rights of third parties.
     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our products do not infringe upon the proprietary rights of third parties, from time to time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing on others’ rights, we may be required to pay substantial damage awards and forced to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing technology. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments, or costs of developing replacement technology could be significant and result in material losses to us.
System errors or failures of our products to conform to specifications could cause unforeseen liabilities.
     The software and software systems (“systems”) that we sell or operate are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. For example, our Provider Technologies business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. Failure of a client’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.
Potential regulation by the U.S. Food and Drug Administration of our products as medical devices could impose increased costs, delay the introduction of new products and negatively impact our business.
     The Food and Drug Administration (the “FDA”) has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the Federal Food, Drug and Cosmetic Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Any final FDA policy governing computer products, once issued, may increase the cost and time to market new or existing products or may prevent us from marketing our products.
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
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Healthcare organizations were required to comply with the privacy standards by April 2003, additional transaction regulations by October 2003, and security regulations by April 2005. In addition, the National Provider Identifier becomes effective May 23, 2007 and a final rule for the claims attachment regulation is anticipated later this year, which will mandate the implementation date.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Although Provider Technologies systems have been updated and modified to comply with the current requirements of HIPAA, evolving HIPAA-related laws or regulations, such as the claims attachment rule, could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable our customers to execute new or modified healthcare transactions. We may need to expend additional capital, research and development and other resources to modify our products to address evolving data security and privacy issues.
     Two Federal bills (H.R. 4157 and S.1952) were introduced in October 2005 proposing the adoption of the ICD-10-CM/ICD-10-PCS code set to replace the current ICD-9-CM code set with a recommended two year time frame for implementation. Although it is unclear that either of the bills will be finalized in 2006, the replacement of ICD-9-CM code set with ICD-10-CM/PCS code sets will impact Provider Technologies’ products and may require a significant development effort. In the event that the legislation is not passed this year, there remains a potential that the ICD-10-CM/PCS code set will be mandated at a future date.
The length of our sales and implementation cycles for our Provider Technologies segment could have an adverse impact on our future operating results.
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
Our inability to perform well under chronic disease or impact condition programs could have an adverse impact on our business and results of operations.
     Part of our growth strategy focuses on developing health and care support programs to address chronic diseases and medical conditions as well as the overall health of all enrollees of a health plan. Our success in this area, including our ability to recognize revenue, is highly dependent upon the timely receipt of accurate data from health plan customers and our accurate analysis of such data. Data acquisition, data quality control and data analysis are complex processes that carry a risk of untimely, incomplete or inaccurate data from health plan customers or flawed analysis of such data. If we do not receive timely and accurate data from health plan customers or our analyses are flawed, or if we fail to execute on new or modified programs, then our operating results could be adversely impacted.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.
     We are required under generally accepted accounting principles to test our goodwill for impairment at least annually as well as review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates and the loss of a significant customer. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations.
Our operating results and our financial condition may be adversely affected by foreign operations.
     We have significant operations based in Canada and other foreign countries, and we have a large investment in Mexico. In the future we look to continue to grow our foreign operations both organically and through acquisitions and investments; however, increasing our foreign operations carries additional risks. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for: software; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar.
Tax legislation initiatives could adversely affect our net earnings.
     We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that these tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
Our business could be hindered if we are unable to complete and integrate acquisitions successfully.
     An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions involves a number of risks, including: the diversion of management’s attention to the assimilation of the operations of businesses we have acquired, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired companies, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.
     In addition to the above, changes in generally accepted accounting principles and general economic and market conditions could affect future results.

McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of McKesson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2006.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears on page 53 of this annual report on Form 10-K.

May 16, 2006

/s/ John H. Hammergren

John H. Hammergren Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey C. Campbell

Jeffrey C. Campbell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of McKesson Corporation:
     We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Deloitte & Touche LLP
San Francisco, California
May 16, 2006

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2006	2005	2004
Revenues	$88,050	$80,120	$69,210
Cost of Sales	84,188	76,670	65,975

Gross Profit	3,862	3,450	3,235
Operating Expenses Selling	611	549	512
Distribution	749	676	626
Research and development	223	182	173
Administrative	1,120	1,038	946
Securities Litigation charges, net	45	1,200	—

Total	2,748	3,645	2,257

Operating Income (Loss)	1,114	(195)	978
Interest Expense	(94)	(118)	(120)
Other Income, Net	138	68	48

Income (Loss) from Continuing Operations Before Income Taxes	1,158	(245)	906
Income Tax Benefit (Provision)	(421)	85	(263)

Income (Loss) After Income
Taxes Continuing operations	737	(160)	643
Discontinued operation	1	3	4
Discontinued operation — gain on sale	13	—	—

Net Income (Loss)	$751	$(157)	$647

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$2.34	$(0.54)	$2.18
Discontinued operation	—	0.01	0.01
Discontinued operation — gain on sale	0.04	—	—

Total	$2.38	$(0.53)	$2.19

Basic
Continuing operations	$2.42	$(0.54)	$2.22
Discontinued operation	—	0.01	0.01
Discontinued operation — gain on sale	0.04	—	—

Total	$2.46	$(0.53)	$2.23

Weighted Average Shares
Diluted	316	294	299
Basic	306	294	290
See Financial Notes

McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,}
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$2,142	$1,800
Restricted cash	962	—
Receivables, net	6,370	5,721
Inventories	7,260	7,495
Prepaid expenses and other	185	346

Total	16,919	15,362

Property, Plant and Equipment, Net	671	616
Capitalized Software Held for Sale	139	130
Notes Receivable	83	163
Goodwill	1,718	1,439
Intangible Assets, Net	128	90
Other Assets	1,317	975

Total Assets	$20,975	$18,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$10,055	$8,733
Deferred revenue	827	593
Current portion of long-term debt	26	9
Securities Litigation	1,014	1,214
Other	1,593	1,243

Total	13,515	11,792

Postretirement Obligations and Other Noncurrent Liabilities	588	506
Long-Term Debt	965	1,202

Other Commitments and Contingent Liabilities (Note 18)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 2006 and 2005 – 800 Shares issued: 2006 – 330, 2005 – 306	3	3
Additional paid-in capital	3,238	2,320
Other capital	(75)	(42)
Retained earnings	3,871	3,194
Accumulated other comprehensive income	55	32
ESOP notes and guarantees	(25)	(36)
Treasury shares, at cost, 2006 – 26 and 2005 – 7	(1,160)	(196)

Total Stockholders’ Equity	5,907	5,275

Total Liabilities and Stockholders’ Equity	$20,975	$18,775

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2006, 2005 and 2004
(In millions except per share amounts)

						Accumulated
	Common		Additional			Other	ESOP Notes	Treasury
	Stock		Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders’	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income (Loss)	Guarantees	Shares	Amount	Equity	Income (Loss)
Balances, March 31, 2003	292	$3	$1,921	$(93)	$2,843	$(59)	$(62)	(1)	$(28)	$4,525	$578

Issuance of shares under employee plans	5		126						(9)	117
ESOP note collections							9			9
Note collections				29						29
Note reserves				21						21
Translation adjustment						48				48	48
Additional minimum pension liability, net of tax of $(4)						(5)				(5)	(5)
Net income					647					647	647
Repurchase of shares								(6)	(157)	(157)
Other					1					1
Cash dividends declared, $0.24 per common share					(70)					(70)

Balances, March 31, 2004	297	3	2,047	(43)	3,421	(16)	(53)	(7)	(194)	5,165	$690

Issuance of shares under employee plans	9	—	273	(12)					(2)	259
ESOP note collections							17			17
Note collections				19						19
Note reserves				(6)						(6)
Translation adjustment						45				45	45
Additional minimum pension liability, net of tax of $(3)						3				3	3
Net loss					(157)					(157)	(157)
Other					1					1
Cash dividends declared, $0.24 per common share					(71)					(71)

Balances, March 31, 2005	306	3	2,320	(42)	3,194	32	(36)	(7)	(196)	5,275	$(109)

Issuance of shares under employee plans	18	—	723	(25)					(6)	692
ESOP note collections							11			11
Note collections				—						—
Note reserves				(8)						(8)
Translation adjustment						24				24	24
Additional minimum pension liability, net of tax of $2						(4)				(4)	(4)
Net income					751					751	751
Unrealized loss on investments, net of tax of $(2)						3				3	3
Conversion of Debentures	6	—	195							195
Repurchase of common stock								(19)	(958)	(958)
Cash dividends declared, $0.24 per common share					(74)					(74)

Balances, March 31, 2006	330	$3	$3,238	$(75)	$3,871	$55	$(25)	(26)	$(1,160)	$5,907	$774

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2006	2005	2004
Operating Activities
Net income (loss)	$751	$(157)	$647
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	111	109	103
Amortization	155	140	127
Provision for bad debts	13	16	54
Securities Litigation charges, net	45	1,200	—
Notes receivable reserve	(9)	(6)	21
Customer settlement reserve reversal	—	(4)	(66)
Deferred taxes	403	(329)	69
Other non-cash items	8	(1)	18

Total	1,477	968	973

Effects of changes in:
Receivables	(525)	(323)	(719)
Inventories	578	(720)	(681)
Drafts and accounts payable	1,110	1,312	834
Deferred revenue	379	89	81
Taxes	(53)	113	62
Securities Litigation settlement payments	(243)	—	—
Proceeds from sale of notes receivable	60	59	45
Other	(39)	40	—

Total	1,267	570	(378)

Net cash provided by operating activities	2,744	1,538	595

Investing Activities
Property acquisitions	(167)	(136)	(112)
Capitalized software expenditures	(160)	(136)	(171)
Acquisitions of businesses, less cash and cash equivalents acquired	(603)	(109)	(49)
Proceeds from sale of businesses	63	12	—
Restricted cash	(962)	—	—
Other	4	14	32

Net cash used in investing activities	(1,825)	(355)	(300)

Financing Activities
Repayment of debt	(24)	(268)	(17)
Capital stock transactions:
Issuances	568	223	93
Share repurchases	(958)	—	(157)
ESOP notes and guarantees	12	16	9
Dividends paid	(73)	(70)	(70)
Other	(102)	8	33

Net cash used in financing activities	(577)	(91)	(109)

Net increase in cash and cash equivalents	342	1,092	186
Cash and cash equivalents at beginning of year	1,800	708	522

Cash and cash equivalents at end of year	$2,142	$1,800	$708

Supplemental Information:
Cash paid for:
Interest	$100	$126	$120
Income taxes	84	132	138

Non-cash transaction:
Common stock issued in conjunction with redemption of long-term debt	$196	$—	$—
See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES

1.	Significant Accounting Policies
     Nature of Operations: The consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
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
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation including the reclassification of certain customer incentives in our consolidated statements of operations. Customer incentives of $345 million and $246 million for 2005 and 2004 were previously included in cost of goods sold and should have been presented as a reduction to revenue and therefore have been reclassified to revenue for all periods presented. These reclassifications had no impact on net income.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash and Cash Equivalents: All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents.
     Restricted Cash: We show amounts paid into an escrow account for future distribution to class members of our Securities Litigation settlement as restricted cash, and the corresponding liability in current liabilities under the caption “Securities Litigation.” The liability will be discharged at such time as the settlement is declared effective by the court. Refer to Financial Note 18, “Other Commitments and Contingent Liabilities.”
     Marketable Securities Available for Sale: We carry our marketable securities which are available for sale at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity.
     Inventories: We state inventories at the lower of cost or market. Inventories for the Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale. For our Pharmaceutical Solutions segment, the majority of the cost of domestic inventories is determined on the last-in, first-out (“LIFO”) method and international inventories are stated using the first-in, first-out (“FIFO”) method. Cost of inventories for our Medical-Surgical Solutions segment is primarily determined on the FIFO method. Provider Technologies segment inventories consist of computer hardware with cost determined either by the specific identification or the FIFO method. The LIFO method is used to value approximately 85% to 90% of our inventories at March 31, 2006 and 2005. Total inventories before the LIFO cost adjustment, which approximates replacement cost, were $7,415 million and $7,682 million at March 31, 2006 and 2005. Vendor rebates, allowances and chargebacks received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Property, Plant and Equipment: We state our property, plant and equipment at cost and depreciate them on the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 30 years.
     Capitalized Software Held for Sale: Development costs for software held for sale, which primarily pertain to our Provider Technologies segment, are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of approximately three years. We monitor the net realizable value of capitalized software held for sale to ensure that the investment will be recovered through future sales.
     Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,
(In millions)	2006	2005	2004

Amounts capitalized	$61	$50	$58
Amortization expense	51	52	53
Third-party royalty fees paid	33	25	25

     Long-lived Assets: We assess the recoverability of goodwill on at least an annual basis and other long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of impairment losses for long-lived assets, including goodwill, which we expect to hold and use, is based on estimated fair values of the assets. Estimates of fair values are based on quoted market prices, when available, the results of valuation techniques utilizing discounted cash flows (using the lowest level of identifiable cash flows) or fundamental analysis. Long-lived assets to be disposed of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less costs to sell.
     Capitalized Software Held for Internal Use: We amortize capitalized software held for internal use over the assets’ estimated useful lives ranging from one to ten years. As of March 31, 2006 and 2005, capitalized software held for internal use was $436 million and $410 million, net of accumulated amortization of $315 million and $243 million and was included in other assets in the consolidated balance sheets.
     Insurance Programs: Under our insurance programs, we seek to obtain coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain losses primarily related to workers’ compensation and comprehensive general, product, and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimate of the aggregate liability for claims incurred as well as for claims incurred but not yet reported. Such estimates utilize certain actuarial assumptions followed in the insurance industry.
     Revenue Recognition: Revenues for our Pharmaceutical Solutions and Medical-Surgical Solutions segments are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers, and collectability is probable. Revenues for performance-based contracts, whereby revenue is dependent upon successful predefined outcomes, are recognized by measuring actual results against the expected performance criteria.
     Revenues are recorded net of sales returns, allowances and rebates. Sales returns are recorded when goods are returned to us and are generally not accepted unless the inventory can be returned to the manufacturer for credit. Commencing in 2005, the Company changed its accounting policy for customer sales returns to reflect an accrual for estimated customer returns at the time of sales to the customer in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Previously, the Company accounted for customer sales returns as a reduction of sales and cost of goods sold at the time of the return. This change in accounting policy did not have a material impact on our consolidated financial statements. Sales returns were approximately $974 million, $853 million and $766 million in 2006, 2005 and 2004. Amounts recorded in revenue and cost of sales under our previous accounting policy approximated what would have been recorded under SFAS No. 48.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Included in our Pharmaceutical Solutions segment’s revenues are large volume sales of pharmaceuticals to a limited number of large self-warehousing customers whereby we order bulk product from the manufacturer, receive and process the product through our central distribution facility and subsequently deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. In addition to these revenues, we also record revenues associated with direct store deliveries from most of these same customers. Sales to customer warehouses amounted to $25.5 billion in 2006, $23.8 billion in 2005, and $21.4 billion in 2004. In addition, we also record revenues associated with direct store deliveries from the manufacturer to our customer for a limited category of products that require special handling, where we are the primary obligor.
     We evaluate the criteria of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions for our revenues. Based on the gross versus net reporting indicators specified in EITF 99-19, our revenues are recorded gross when we are the primary party obligated in the transaction, take title to and possession of the inventory, are subject to inventory risk, have latitude in establishing prices, assume the risk of loss for collection from customers as well as delivery or return of the product, are responsible for fulfillment and other customer service requirements, or the transactions have several but not all of the these indicators.
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
     Hardware revenues are generally recognized upon delivery. Revenue from multi-year software license agreements is recognized ratably over the term of the agreement. Software implementation fees are recognized as the work is performed or under the percentage-of-completion contract method. Maintenance and support agreements are marketed under annual or multi-year agreements and are recognized ratably over the period covered by the agreements. Remote processing service fees are recognized monthly as the service is performed. Outsourcing service revenues are recognized as the service is performed.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Manufacturer Incentives: We generally account for fees and other incentives received from our suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold, in accordance with EITF Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” We consider these fees to represent product discounts, and as a result, the fees are recorded as a reduction of product cost and relieved through cost of goods sold upon the sale of the related inventory.
     Supplier Reserves: We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on our judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than our estimate.
     Shipping and Handling Costs: We include all costs to warehouse, pick, pack and deliver inventory to our customers in distribution expenses.
     Income Taxes: We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
     Foreign Currency Translation: Assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2006, 2005 or 2004.
     Derivative Financial Instruments: Derivative financial instruments are used principally in the management of our foreign currency and interest rate exposures and are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive losses and are recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings.
     Concentrations of Credit Risk: Trade receivables subject us to a concentration of credit risk with customers primarily in our Pharmaceutical Solutions segment. A significant proportion of our revenue growth has been with a limited number of large customers and as a result, our credit concentration has increased. Accordingly, any defaults in payment by or a reduction in purchases from these large customers could have a significant negative impact on our financial condition, results of operations and liquidity. At March 31, 2006, revenues and accounts receivable from our ten largest customers accounted for approximately 53% of consolidated revenues and approximately 48% of accounts receivable. Fiscal 2006 revenues and March 31, 2006 receivables from our largest customer, Caremark RX, Inc., represented approximately 11% of total consolidated revenues and 11% of accounts receivable. We have also provided financing arrangements to certain of our customers within our Pharmaceutical Solutions segment, some of which are on a revolving basis. At March 31, 2006, these customer financing arrangements totaled approximately $147 million.
     Accounts Receivable Sales: At March 31, 2006, we had a $1.4 billion revolving receivables sales facility, which was fully available. The program qualifies for sale treatment under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabilities.” Sales are recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions. Discounts are recorded in administrative expenses in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Share-based Payment: We account for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had compensation cost for our employee stock-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, net income (loss) and earnings (loss) per share would have been as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2006	2005	2004

Net income (loss), as reported	$751	$(157)	$647
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	9	9	5
SFAS No. 123 expense	(65)	(60)	(210)

Pro forma net income (loss)	$695	$(208)	$442

Earnings (loss) per common share:
Diluted — as reported	$2.38	$(0.53)	$2.19
Diluted — pro forma	2.20	(0.71)	1.50
Basic — as reported	2.46	(0.53)	2.23
Basic — pro forma	2.27	(0.71)	1.52

     In 2004, we accelerated vesting of substantially all unvested stock options outstanding whose exercise price was equal to or greater than $28.20, which was substantially all of the total unvested stock options then outstanding. During the second quarter of 2005, we granted 6 million stock options, substantially all of which vested on or before March 31, 2005. Similarly, during the second quarter of 2006, we granted 5 million stock options, substantially all of which vested on or before March 31, 2006. Prior to 2004, stock options typically vested over a four year period. These actions were approved by the Compensation Committee of the Company’s Board of Directors for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R), “Share-Based Payment.” As further discussed in this financial note, under the caption “New Accounting Pronouncements”, when adopted by us in 2007, SFAS No. 123(R) requires us to recognize the fair value of the equity awards granted to employees as an expense. In addition, this standard requires that the fair value of the unvested equity awards outstanding as of April 1, 2006 be recognized at the grant-date fair value as the remaining requisite service is rendered. The pro forma disclosure under SFAS No. 123 will be prospectively eliminated. Accordingly, SFAS No. 123 compensation expense for the stock option grants that received accelerated vesting in 2004, as well as the related compensation expense associated with the 2006 and 2005 fully vested stock options, will not be recognized in our earnings after SFAS No. 123(R) is adopted.
     New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. FAS 109-1 was effective immediately and clarified that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, “Accounting for Income Taxes,” no earlier than the year in which the deduction is reported on the tax return. This provision of the AJCA did not have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, providing certain criteria are met. FSP No. FAS 109-2 was effective immediately and provided accounting and disclosure guidance for the repatriation provision. FSP No. FAS 109-2 allowed companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. In 2006, we elected not to repatriate our foreign earnings and as a result, this provision of the AJCA did not have a material impact on our consolidated financial statements.

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
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of cost resulting from transactions in which the Company acquires goods and services by issuing its shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-based payment transactions. This standard replaces SFAS No. 123, and supersedes APB Opinion No. 25. Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. Based on guidance provided by the Securities and Exchange Commission (“SEC”) in April 2005, SFAS No. 123(R) will become effective for us no later than 2007. The Company intends to adopt this standard using the modified prospective method of transition. This transition method requires that compensation cost be recognized for new awards granted and awards modified, repurchased or cancelled after April 1, 2006. This method also requires us to recognize cost for the unvested portion of all awards issued prior to and outstanding as of April 1, 2006 at the grant-date fair value as the remaining requisite service is rendered. In addition, under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.
     In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 does not modify any of the requirements under SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first-time adoption of SFAS No. 123(R) in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123(R).
     In 2006, 2005 and 2004, we accelerated the vesting of substantially all of the then outstanding stock options. As a result of this acceleration, approximately $132 million of pro forma SFAS No. 123 compensation expense would not be recognized in earnings in accordance with SFAS No. 123(R) post April 1, 2006. Total compensation expense related to unvested stock options not yet recognized at March 31, 2006 was approximately $11 million, which is expected to be recognized on a pro rata basis over the next four years.
     As a result of the provisions of SFAS No. 123(R), in 2007, we expect share-based compensation charges to approximate $0.08 to $0.10 per diluted share, or approximately $0.05 to $0.07 per diluted share more than the share-based compensation expense recognized in our net income in 2006. 2006 net income includes $0.03 per diluted share of compensation expense associated with restricted stock whose intrinsic value as of the grant date is being amortized over the vesting period. Looking beyond 2007 through to 2010, we anticipate the impact of SFAS No. 123(R) to continue to impact net income as future awards of share-based compensation are granted and amortized over the expected vesting period of four years. Our assessments of estimated compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards, and the attainment of performance goals.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that that measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for nonmonetary asset exchanges beginning in 2007. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets, including permitting fair value measurement for any hybrid financial instrument that contains an embedded derivative, eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments, and providing clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. This standard is effective for us for all financial instruments acquired or issued after 2008. We are currently assessing the impact of SFAS No. 155; however, we do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. SFAS No. 156 provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. This standard is effective for us in 2008. We are currently assessing the impact of SFAS No. 156; however, we do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

2.	Acquisitions and Investments
We made the following acquisitions and investments:

-	In the second quarter of 2006, we acquired substantially all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri, for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. The results of D&K’s operations have been included in the consolidated financial statements within our Pharmaceutical Solutions segment since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition as of March 31, 2006:

(In millions)

Assets:
Accounts receivable	$138
Inventory	329
Goodwill	172
Intangible assets	43
Other assets	72
Liabilities:
Accounts Payable	(183)
Other liabilities	(92)

Net assets acquired, less cash and cash equivalents	$479

Approximately $172 million of the purchase price has been assigned to goodwill, none of which is expected to be deductible for tax purposes. Included in the purchase price are acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
-	Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $66 million of the purchase price was assigned to goodwill, none of which is deductible for tax purposes and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. The results of Medcon’s operations have been included in the consolidated financial statements within our Provider Technologies segment since the acquisition date.

-	In the third quarter of 2005, we invested $33 million in return for a 79.7% interest in Pahema, S.A. de C.V. (“Pahema”), a Mexican holding company. Two additional investors, owners of approximately 30% of the outstanding shares of Nadro S.A. de C.V. (“Nadro”) (collectively, “investors”), contributed $10 million for the remaining interest in Pahema. In December 2004, Pahema completed a 6.50 Mexican Pesos per share, or approximately $164 million, tender offer for approximately 284 million shares (or approximately 46%) of the outstanding publicly held shares of the common stock of Nadro. Pahema financed the tender offer utilizing the cash contributed by the investors and us, and borrowings totaling 1.375 billion Mexican Pesos, in the form of two notes with Mexican financial institutions. Prior to the tender offer, the Company owned approximately 22% of the outstanding common shares of Nadro. During the first half of 2006, we merged Pahema into Nadro and the common stock of Pahema was exchanged for the common stock of Nadro. After the completion of the merger, we own approximately 48% of Nadro.

-	In the first quarter of 2005, we acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price was assigned to goodwill, none of which was deductible for tax purposes. The results of MMC’s operations have been included in the consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.
     During the last three years we also completed a number of other acquisitions and investments within all three of our operating segments. Purchase prices have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

3.	Discontinued Operation
     In 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million or $0.04 per diluted share. The results of BioServices’ operations have been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements. Financial results for this business were previously included in our Pharmaceutical Solutions segment and were not material to our consolidated financial statements.

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

5.	Restructuring Activities
     The following table summarizes the activity related to our restructuring liabilities, excluding customer settlement reserves, for the three years ended March 31, 2006:

	Pharmaceutical		Medical-Surgical		Provider
	Solutions		Solutions		Technologies		Corporate
		Exit-		Exit-		Exit-
(In millions)	Severance	Related	Severance	Related	Severance	Related	Severance	Total

Balance, March 31, 2003	$—	$8	$2	$4	$1	$3	$14	$32
Expenses	—	(1)	2	(1)	—	—	4	4
Cash expenditures	—	(2)	(2)	(1)	(1)	(1)	(7)	(14)

Balance, March 31, 2004	—	5	2	2	—	2	11	22
Expenses	—	—	2	—	—	—	—	2
Cash expenditures	—	(2)	(3)	(1)	—	(1)	(10)	(17)

Balance, March 31, 2005	—	3	1	1	—	1	1	7
Expenses	—	1	(1)	—	—	—	—	—
Liabilities related to the acquisition of D&K	10	30	—	—	—	—	—	40
Cash expenditures	(4)	(4)	—	(1)	—	(1)	(1)	(11)

Balance, March 31, 2006	$6	$30	$—	$—	$—	$—	$—	$36

     Restructuring expenses for 2004, excluding customer settlement reserve reversals, included $7 million of expenses associated with a number of smaller initiatives, partially offset by $3 million of credits pertaining to adjustments to prior years’ restructuring reserves. There were no material offsetting amounts for our 2006 and 2005 restructuring expenses.
     Accrued restructuring liabilities are included in other liabilities in the consolidated balance sheets. In connection with the D&K acquisition, we recorded $10 million of liabilities relating to employee severance costs and $30 million for facility exit and contract termination costs. We anticipate that approximately 300 employees, consisting primarily of distribution, general and administrative staff, will be terminated as part of this restructuring plan. As of March 31, 2006, $4 million and $4 million of these liabilities have been paid. The remaining severance liability of $6 million is anticipated to be paid by the end of 2007, while the remaining facility exit and contract termination liability of $26 million is anticipated to be paid at various dates through 2015. Additional restructuring costs are anticipated to be incurred as the business integration plans are finalized.
     In 2005 and 2004, we were still managing a 2001/2000 restructuring plan associated with customer settlements for the discontinuance of overlapping and nonstrategic products and other product development projects within our Provider Technologies segment. Customer settlement reserves were established, reviewed and assessed on a customer and contract specific basis, and actual settlements for each customer varied significantly depending on the specific mix and number of products, and each customer’s contract or contracts. In 2004, we had significant customer settlement activity, including the completion and execution of a number of the more difficult settlements. As of March 31, 2004, we were substantially complete with our settlements and as a result, the customer settlement reserve was reduced by $66 million. In 2005, the reserves were further reduced by $4 million based on additional favorable settlements. There were no significant offsetting changes in estimates that increase the provision for customer settlements. Total cash and non-cash settlements of $45 million and $96 million have been incurred since the inception of this restructuring plan. Non-cash settlements represent write-offs of customer receivables. As of March 31, 2005, accrued customer settlement reserves were not material to our consolidated financial statements and the restructuring plan was essentially completed.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

6.	Other Income, Net

	Years Ended March 31,
(In millions)	2006	2005	2004

Interest income	$104	$41	$28
Equity in earnings, net	20	15	7
Other, net	14	12	13

Total	$138	$68	$48

7.	Earnings (Loss) Per Share
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
     The computations for basic and diluted earnings (loss) per share from continuing operations are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2006	2005	2004

Income from continuing operations	$737	$(160)	$643
Interest expense on convertible junior subordinated debentures, net of tax	1	—	6

Income from continuing operations — diluted	738	(160)	649
Discontinued operation	1	3	4
Discontinued operation — gain on sale, net	13	—	—

Net income (loss) — diluted	$752	$(157)	$653

Weighted average common shares outstanding:
Basic	306	294	290
Effect of dilutive securities:
Options to purchase common stock	9	—	4
Convertible junior subordinated debentures	1	—	5

Diluted	316	294	299

Earnings per common share: (1)
Basic
Continuing operations	$2.42	$(0.54)	$2.22
Discontinued operation	—	0.01	0.01
Discontinued operation — gain on sale, net	0.04	—	—

Total	$2.46	$(0.53)	$2.23

Diluted
Continuing operations	$2.34	$(0.54)	$2.18
Discontinued operation	—	0.01	0.01
Discontinued operation — gain on sale, net	0.04	—	—

Total	$2.38	$(0.53)	$2.19

(1)	Certain computations may reflect rounding adjustments.
     Approximately 11 million and 38 million stock options were excluded from the computations of diluted net earnings per share in 2006 and 2004 as their exercise price was higher than the Company’s average stock price.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

8.	Receivables, net

	March 31,
(In millions)	2006	2005

Customer accounts	$5,822	$5,271
Other	716	610

Total	6,538	5,881
Allowances	(168)	(160)

Net	$6,370	$5,721

     The allowances are for uncollectible accounts, discounts, returns, refunds, customer settlements and other adjustments.

9.	Property, Plant and Equipment, net

	March 31,
(In millions)	2006	2005

Land	$38	$35
Building, machinery and equipment	1,493	1,372

Total property, plant and equipment	1,531	1,407
Accumulated depreciation	(860)	(791)

Property, plant and equipment, net	$671	$616

10.	Goodwill and Intangible Assets, net
     Changes in the carrying amount of goodwill were as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2004	$285	$725	$383	$1,393
Goodwill acquired	24	19	4	47
Sale of business	(10)	—	—	(10)
Translation adjustments	1	—	8	9

Balance, March 31, 2005	300	744	395	1,439
Goodwill acquired	197	7	71	275
Translation adjustments	—	—	4	4

Balance, March 31, 2006	$497	$751	$470	$1,718

     Information regarding intangible assets is as follows:

	March 31,
(In millions)	2006	2005

Customer lists	$151	$103
Technology	83	71
Trademarks and other	40	33

Gross intangibles	274	207
Accumulated amortization	(146)	(117)

Intangible assets, net	$128	$90

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Amortization expense of intangible assets was $28 million, $24 million and $21 million for 2006, 2005 and 2004. The weighted average remaining amortization period for customer lists, technology, and trademarks and intangible assets at March 31, 2006 was: 9 years, 3 years and 3 years. Estimated future annual amortization expense of these assets is as follows: $33 million, $22 million, $12 million, $7 million and $6 million for 2007 through 2011, and $28 million thereafter. At March 31, 2006, there were $20 million of intangible assets not subject to amortization.
11. Long-Term Debt and Other Financing

	March 31,
(In millions)	2006	2005

8.95% Series B Senior Notes due February, 2007	$20	$20
9.13% Series C Senior Notes due February, 2010	215	215
6.40% Notes due March, 2008	150	150
7.75% Notes due February, 2012	399	399
7.65% Debentures due March, 2027	175	175
5.00% Convertible Junior Subordinated Debentures due June 2027	—	206
ESOP related debt (see Financial Note 14)	25	36
Other	7	10

Total debt	991	1,211
Less current portion	26	9

Total long-term debt	$965	$1,202

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
     Other Financing
     We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest at a fixed base rate, a floating rate based on the London Interbank Offering Rate (“LIBOR”) or a Eurodollar rate. We also have a $1.4 billion accounts receivable sales facility, which was renewed in June 2005, with terms substantially similar to those previously in place. This renewed facility is currently scheduled to expire in June 2006. No amounts were utilized or outstanding under any of these facilities at March 31, 2006 and 2005.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In 2006, 2005 and 2004, we sold customer lease portfolio receivables for cash proceeds of $60 million, $59 million and $45 million.
     The employee stock ownership program (“ESOP”) debt bears interest at rates ranging from 8.6% fixed rate to approximately 89% of the London Interbank Offering Rate (“LIBOR”) or LIBOR plus 0.4% and is due in semi-annual and annual installments through 2009.
     Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235 million of term debt could be accelerated. At March 31, 2006, this ratio was 14.4% and we were in compliance with all other covenants.
     Aggregate annual payments on long-term debt, including capital lease obligations, for the years ending March 31, are as follows: $26 million in 2007, $156 million in 2008, $7 million in 2009, $222 million in 2010, nil in 2011 and $580 million thereafter.

12.	Financial Instruments and Hedging Activities
     At March 31, 2006 and 2005, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments. The carrying amounts and estimated fair values of our long-term debt were $991 million and $1,082 million at March 31, 2006 and $1,211 million and $1,335 million at March 31, 2005. The estimated fair value of our long-term debt was determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.
     In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit these risks through the use of derivatives such as interest rate swaps and forward contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.

13.	Lease Obligations
     We lease facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $3 million at both March 31, 2006 and 2005. Rental expense under operating leases was $113 million, $112 million and $108 million in 2006, 2005 and 2004. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Most real property leases contain renewal options and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Future minimum lease payments and sublease rental income for years ending March 31 are:

	Non-cancelable	Non-cancelable
	Operating	Sublease
(In millions)	Leases	Rentals	Capital Leases

2007	$87	$4	$1
2008	60	2	—
2009	42	1	—
2010	35	—	—
2011	25	—	—
Thereafter	47	2	1

Total minimum lease payments	$296	$9	2

Less amounts representing interest			—
Present value of minimum lease payments			$2

14. Pension Benefits
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
     The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2006	2005	2004

Service cost—benefits earned during the year	$6	$6	$7
Interest cost on projected benefit obligation	26	26	27
Expected return on assets	(32)	(30)	(26)
Amortization of unrecognized loss, prior service costs and net transitional obligation	9	9	12
Immediate recognition of pension cost	—	7	—
Settlement charges	—	12	—

Net periodic pension expense	$9	$30	$20

     The projected unit credit method is utilized for measuring net periodic pension expense over the employees’ service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the projected benefit obligation and the market value of assets are amortized straight-line over the remaining future service periods.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	March 31,
(In millions)	2006	2005

Change in benefit obligations
Benefit obligation at beginning of year	$468	$465
Service cost	6	6
Interest cost	26	26
Participant contributions	1	1
Amendments	1	11
Immediate recognition of pension cost	—	8
Actuarial losses	21	19
Benefit payments	(33)	(71)
Foreign exchange impact	(5)	3

Benefit obligation at end of year	$485	$468

Change in plan assets
Fair value of plan assets at beginning of year	$397	$372
Actual return on plan assets	33	43
Employer and participant contributions	20	53
Expenses paid	(2)	(2)
Benefits paid	(33)	(71)
Foreign exchange impact	(3)	2

Fair value of plan assets at end of year	$412	$397

     The accumulated benefit obligations for our pension plans were $462 million at March 31, 2006 and $452 million at March 31, 2005.
     In April 2004, we made several lump sum cash payments totaling $42 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” $12 million in settlement charges associated with these payments was expensed in the first quarter of 2005.
     A reconciliation of the pension plans’ funded status to the net asset recognized is as follows:

	Years Ended March 31,
(In millions)	2006	2005

Funded status
Funded status at end of year	$(73)	$(71)
Unrecognized net actuarial loss and transitional obligations	124	111
Unrecognized prior service cost	14	15
Employer contributions	6	3

Prepaid benefit cost	$71	$58

Net amounts recognized in the consolidated balance sheets
Prepaid benefit cost	122	106
Accrued benefit cost	(99)	(91)
Intangible asset	14	15
Accumulated other comprehensive loss, net of tax of $12 and $10	22	18

Net asset	$59	$48

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Additional minimum liabilities were established to increase accrued benefit cost for our plans, totaling $48 million and $44 million at March 31, 2006 and 2005. The additional minimum liabilities were partially offset by intangible assets of $14 million and $15 million at March 31, 2006 and 2005, and charged to other comprehensive income (loss) included in the consolidated stockholders’ equity, net of tax.
     Projected benefit obligations relating to our unfunded U.S. plans were $87 million and $78 million at March 31, 2006 and 2005. Pension costs are funded based on the recommendations of independent actuaries. We expect contributions for our pension plans in 2007 to be approximately $22 million.
     Expected benefit payments for our pension plans are as follows:

(In millions)

2007	$36
2008	27
2009	29
2010	27
2011	32
2012 – 2016	262

     Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.
     Weighted average asset allocations of the investment portfolio for our pension plans at December 31 and target allocations are as follows:

		Percentage of Fair Value of Total
		Plan Assets
	Target
(In millions)	Allocation	2006	2005

Assets Category
U.S. equity securities	44%	44%	46%
International equity securities	17%	17%	17%
Fixed income	31%	30%	29%
Other	8%	9%	8%
Total	100%	100%	100%

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
     Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	2006	2005	2004

Net periodic expense
Discount rates	5.75%	6.00%	6.58%
Rate of increase in compensation	4.00	4.00	4.00
Expected long-term rate of return on plan assets	8.23	8.23	8.21
Benefit obligation
Discount rates	5.56%	5.75%	6.00%
Rate of increase in compensation	3.97	4.00	4.00
Expected long-term rate of return on plan assets	8.11	8.23	8.21

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Other Defined Benefit Plans
     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefits liabilities upon our withdrawal from the plan, however information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2006, 2005 and 2004.
     Defined Contribution Plans
     We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Eligible employees may contribute up to 20% of their compensation to an individual retirement savings account. Prior to 2006, the Company made matching contributions equal to or greater than 50% of employee contributions, not to exceed 3% of employee compensation. Effective April 1, 2005, the Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay deferred, and 50% of the employee’s deferral for the next 2% of pay deferred. The Company provides for the PSIP contributions primarily with its common shares through its leveraged ESOP or cash payments.
     The ESOP has purchased an aggregate of 24 million shares of the Company’s common stock since its inception. These purchases were financed by 10 to 20-year loans from or guaranteed by us. The ESOP’s outstanding borrowings are reported as long-term debt of the Company and the related receivables from the ESOP are shown as a reduction of stockholders’ equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings. Stock is made available from the ESOP based on debt service payments on ESOP borrowings.
     Contribution expense for the PSIP in 2006, 2005 and 2004 was primarily ESOP related. After-tax ESOP expense and other contribution expense, including interest expense on ESOP debt, was $7 million, $9 million and $8 million in 2006, 2005 and 2004. Approximately 1 million, 1 million and 2 million shares of common stock were allocated to plan participants in 2006, 2005 and 2004. Through March 31, 2006, 23 million common shares have been allocated to plan participants, resulting in a balance of 2 million common shares in the ESOP, which have not yet been allocated to plan participants.
15. Other Postretirement Benefits
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
     The net periodic expense for our postretirement benefits is as follows:

	Years Ended March 31,
(In millions)	2006	2005	2004

Service cost—benefits earned during the year	$2	$2	$2
Interest cost on projected benefit obligation	11	11	12
Amortization of unrecognized loss and prior service costs	20	22	23

Net periodic postretirement expense	$33	$35	$37

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Information regarding the changes in benefit obligations for our other postretirement plans is as follows:

	Years Ended March 31,
(In millions)	2006	2005

Change in benefit obligations
Benefit obligation at beginning of year	$206	$213
Service cost	2	2
Interest cost	11	11
Immediate recognition of actuarial losses (gains)	14	(1)
Benefit payments	(20)	(19)

Benefit obligation at end of year	$213	$206

     As described in Note 1, we adopted the provisions of FSP No. FAS 109-2 in the second quarter of 2005. The expected Medicare subsidy had the effect of reducing the Company’s accumulated postretirement benefit obligations by approximately $19 million. This reduction is recognized as an actuarial gain and amortized over three years. The expected subsidy also resulted in a nominal reduction in interest cost in 2005. As required by the FSP, the Company recognized total reductions in postretirement benefit expense of $7 million in 2005.
     A reconciliation of the other postretirement plans’ funded status to the net liability recognized is as follows:

	Years Ended March 31,
(In millions)	2006	2005

Funded status
Funded status at end of year	$(213)	$(206)
Unrecognized net actuarial loss	34	41
Unrecognized prior service cost	(1)	(2)

Accrued benefit cost recognized in the consolidated balance sheet	$(180)	$(167)

     Other postretirement benefits are funded as claims are paid. Expected benefit payments for our other postretirement benefit plans, net of expected Medicare subsidy receipts, are as follows:

(In millions)

2007	$20
2008	20
2009	20
2010	19
2011	19
2012 – 2016	86

     Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.
     Weighted-average assumptions used to estimate other postretirement benefit expenses and the actuarial present value of benefit obligations were as follows:

	2006	2005	2004

Net periodic expense
Discount rates	5.75%	6.00%	6.75%
Benefit obligation
Discount rates	5.55%	5.75%	6.00%

     Actuarial losses for the postretirement benefit plan are amortized over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 13% and 15% for prescription drugs, 10% and 13% for medical and 5% and 6% for dental in 2006 and 2005. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For 2006, 2005 and 2004, a one-percentage-point increase and a one-percentage-point decrease in the assumed healthcare cost trend rate would impact total

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
service and interest cost components by approximately $1 million and the postretirement benefit obligation by approximately $12 million to $14 million.
16. Income Taxes
     The provision (benefit) for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2006	2005	2004

Current
Federal	$(18)	$232	$154
State and local	18	(6)	15
Foreign	16	18	24

Total current	16	244	193

Deferred
Federal	361	(277)	74
State and local	38	(53)	2
Foreign	6	1	(6)

Total deferred	405	(329)	70

Income tax provision (benefit)	$421	$(85)	$263

     In March 2006, we made a $960 million payment into an escrow account relating to the Securities Litigation as described in more detail in Financial Note 18 “Other Commitments and Contingent Liabilities.” This payment will be deducted in our 2006 income tax returns and as a result, our current tax expense decreased and our deferred tax expense increased in 2006 primarily reflecting the utilization of the deferred tax assets associated with the Securities Litigation. In 2006, we recorded a $14 million income tax expense which primarily relates to a basis adjustment in an investment and adjustments with various taxing authorities.
     In 2005, we recorded an income tax benefit of $390 million for the Securities Litigation which is described in more detail in Financial Note 18. We believe the settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders will be tax deductible. However, the tax attributes of the litigation are complex and the Company expects challenges from the taxing authorities, and accordingly such deductions will not be finalized until all the lawsuits are concluded and an examination of the Company’s tax returns is completed. Accordingly, as of March 31, 2005, we provided a reserve of $85 million for future resolution of these uncertain tax matters. This reserve was increased to $88 million in 2006. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.
     In 2005, we recorded a $10 million income tax benefit arising primarily from settlements and adjustments with various taxing authorities and a $3 million income tax benefit primarily due to a reduction of a valuation allowance related to state income tax net operating loss carryforwards. We believe that the income tax benefit from a portion of these state net operating loss carryforwards will now be realized.
     In 2004, we recorded a $23 million income tax benefit relating to favorable tax settlements and adjustments with the U.S. Internal Revenue Service and with various other taxing authorities. A large portion of this benefit, which was not previously recognized by the Company, resulted from the filing of amended tax returns by our subsidiary, McKesson Information Solutions LLC (formerly known as HBO & Company (“HBOC”)) for the years ended December 31, 1998 and 1997.
     We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the estimated worldwide provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize liabilities for anticipated tax audit issues based on estimates of whether additional amounts will be due. As of March 31, 2006, approximately $274 million has been accrued for such matters, including our tax reserves for the Securities Litigation. To the extent that the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax provision in the period in which such determination is made.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2006	2005	2004

Income tax provision (benefit) at federal statutory rate	$405	$(85)	$317
State and local income taxes net of federal tax benefit	34	(35)	17
Foreign tax rate differential	(74)	(72)	(63)
Reserve for Securities Litigation charge	3	85	—
Nondeductible/nontaxable items	1	6	(3)
Tax settlements	30	8	7
Other—net	22	8	(12)

Income tax provision (benefit)	$421	$(85)	$263

     Foreign pre-tax earnings were $244 million, $235 million and $200 million in 2006, 2005 and 2004. At March 31, 2006, undistributed earnings of our foreign operations totaling $808 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.
     Deferred tax balances consisted of the following:

	March 31,
(In millions)	2006	2005

Assets
Receivable allowances	$48	$75
Deferred revenue	290	242
Compensation and benefit-related accruals	127	119
Deferred compensation	62	51
Intangibles	16	44
Investment valuation	13	15
Securities Litigation	16	475
Loss and credit carryforwards	273	52
Other	198	132

Subtotal	1,043	1,205
Less: valuation allowance	(3)	(4)

Total assets	$1,040	$1,201

Liabilities
Basis differences for inventory valuation and other assets	$(950)	$(767)
Basis difference for fixed assets	(44)	(53)
Systems development costs	(112)	(115)
Retirement plans	(17)	(15)
Other	(96)	(76)

Total liabilities	(1,219)	(1,026)

Net deferred tax asset (liability)	$(179)	$175

Current net deferred tax asset (liability)	$(385)	$150
Long term net deferred tax asset	206	25

Net deferred tax asset (liability)	$(179)	$175

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     We have income tax net operating loss carryforwards related to our U.K. operations of approximately $111 million, which have an indefinite life.
     We have federal and state income tax net operating loss carryforwards of $118 million and $660 million which will expire at various dates from 2007 through 2026. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will now be realized. In recognition of this risk, we have provided a valuation allowance of $3 million on the deferred tax assets relating to these state net operating loss carryforwards.
     We also have income tax credit carryforwards of $159 million, which are primarily alternative minimum tax credit carryforwards that have an indefinite life.
     In 2005, we have reversed a portion of the valuation allowance related to these state net operating loss carryforwards, of which $10 million of the tax benefit, net of impairment, was credited to equity.
17. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. We have also guaranteed loans, credit facilities and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2006, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $190 million and $7 million of which a nominal amount had been accrued.
     In 2004, a Pharmaceutical Solutions customer filed for bankruptcy. Accordingly, we reviewed all amounts owed to us from this customer as well as financial guarantees provided to third parties in favor of this customer, and as a result, we increased our provision for doubtful accounts by $30 million. On April 21, 2004, we converted a $40 million credit facility guarantee in favor of this customer to a note receivable due from this customer. This secured note bears interest and is repayable in 2007. In conjunction with this modification, an inventory repurchase guarantee in favor of this customer for approximately $12 million was also terminated. The amount due under the note receivable from this customer was approximately $31 million at March 31, 2006.
     At March 31, 2006, we had commitments of $5 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.
     The expirations of the above noted financial guarantees and commitments are as follows: $122 million, $22 million, $2 million, nil and $1 million from 2007 through 2011, and $55 million thereafter.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
18. Other Commitments and Contingent Liabilities
     I. Accounting Litigation
     Following the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company and now known as McKesson Information Solutions LLC, were improperly recorded as revenue and reversed, as of March 31, 2006, ninety-two lawsuits were filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Andersen”). On January 12, 2005, we announced that we reached an agreement to settle the previously-reported action in the Northern District of California captioned: In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Action”). In general, under the agreement to settle the Consolidated Action, we agreed to pay the settlement class a total of $960 million in cash. The settlement agreement was subject to various conditions, including, but not limited to, preliminary approval by the court, notice to the Class, and final approval by the court after a hearing. Other than the Consolidated Action, none of the previously reported Securities Litigation was resolved by the settlement date. As a result, during the third quarter of 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings.
     During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated reserves were increased by $52 million and $1 million in pre-tax charges during the first and third quarters of 2006 and decreased by an $8 million pre-tax credit during the fourth quarter of 2006, for a total net pre-tax charge of $45 million for 2006. As of March 31, 2006 and 2005, the Securities Litigation accrual was $1,014 million and $1,214 million. Additionally, on February 24, 2006, the court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action.
     We believe this accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Although most of those cases have been resolved as reported here and previously, certain matters remain pending as more fully described below:
     Federal Actions
     On February 24, 2006, the Honorable Ronald M. Whyte signed a Final Judgment and Order of Dismissal (the “Judgment”), in which the Court gave its final approval to the settlement of the Consolidated Action and dismissed on the merits and with prejudice all claims asserted in the Consolidated Action against the Company, HBOC, and Defendants’ Released Persons (as that term is defined in the Judgment). On March 23, 2006, Defendant Bear, Stearns filed an appeal of the Judgment to the United States Court of Appeals for the Ninth Circuit. The appeal by Bear Stearns challenges certain provisions of the settlement that restrict Bear Stearns’ ability to bring certain claims in the future against the Company, HBOC and certain other persons released in the settlement. The outcome of the Bear Stearns appeal will not affect the Company’s right and ability to enjoy the other benefits of the settlement, including the releases of the Company, HBOC and the Defendants’ Released Persons (as that term is defined in the Stipulation of Settlement) by the members of the settlement class.
     On March 30, 2006, the Company paid approximately $960 million into an escrow account established in connection with the settlement of the Consolidated Action in full satisfaction of its payment obligations under the Judgment and the Stipulation of Settlement. Any distribution of the funds deposited into the escrow account to class members is subject to prior court approval. We show amounts paid into an escrow account for future distribution to class members of our Securities Litigation settlement as restricted cash, and the corresponding liability in current liabilities under the caption “Securities Litigation.” The liability will be discharged at such time as the settlement is declared effective by the Court.
     During December 2005 and January 2006, the Company agreed to settle the previously-reported actions pending in Federal Court in the Northern District of California captioned: Jacobs v. McKesson HBOC, Inc. et al., (No. C-99-21192 RMW), Jacobs v. HBO & Company, (No. C-00-20974 RMW), Bea v. McKesson HBOC, Inc. et al., (No. C-00-20072 RMW), Baker v. McKesson HBOC, Inc. et al., (No. CV 00-0188), Pacha, et al. v. McKesson HBOC, Inc., et al., (No. C01-20713 PVT), and Hess v. McKesson HBOC, Inc. et al., (Case No. C-20003862). The previously-reported action captioned Cater v. McKesson Corporation et al., (No. C-00-20327-RMW) remains the only individual action pending in Federal Court.
     On September 9, 2005, Judge Whyte granted final approval to our agreement to settle all claims brought under the Employee Retirement Income Security Act of 1974 (“ERISA”) on behalf of a class of former participants in the HBO & Company Profit Sharing and Savings Plan in the previously reported action captioned In re McKesson HBOC, Inc. ERISA Litigation, (No. C-00-20030 RMW) (the “ERISA Action”). In March 2006, we reached an agreement to settle that portion of the ERISA Action that purports to assert claims on behalf of a class of former participants in the McKesson Profit-Sharing Investment Plan for $19 million, plus certain accrued interest, minus certain costs and expenses such as plaintiffs’ attorneys’ fees. The settlement remains subject to various contingencies, including notice to the class and approval by the Court, and, if finalized, will accomplish the release of all remaining claims against all defendants in the ERISA Action.
     On August 11, 2005, the Company and HBOC filed a complaint against Andersen and former Andersen partner Robert A. Putnam (“Putnam”) in San Francisco Superior Court captioned McKesson Corporation et al. v Andersen et al., (No. 05-443987), which Putnam subsequently removed to the United States District Court for the Northern District of California. Upon removal, the case was assigned to Judge Whyte and given N.D. Cal. case No. 05-04020 RMW. In its complaint, as amended on March 28, 2006, McKesson asserts claims against Andersen for negligent misrepresentation, breach of contract, equitable indemnity or declaratory relief, and contribution, and HBOC asserts claims against Andersen for breach of contract, professional negligence, equitable indemnity or declaratory relief, and contribution. McKesson and HBOC also assert claims against Putnam for equitable indemnity or declaratory relief, and contribution, in connection with Andersen’s audits and reviews of HBOC’s financial results during 1996-1999. The complaint seeks unspecified damages, various forms of equitable and declaratory relief, costs of suit and attorneys’ fees. On March 16, 2006, Andersen filed an action against the Company and HBOC in federal court in San Jose captioned Andersen v. McKesson Corporation et al., (No. C-06-02035-JW). In its complaint, Andersen asserts claims against McKesson and HBOC for fraud, negligent misrepresentation, breach of contract, breach of the covenant of good faith and fair dealing, equitable indemnity and declaratory relief, in connection with Andersen’s prior audits and reviews of HBOC’s financial results. The complaint seeks unspecified damages, including punitive damages in an unspecified amount, declaratory relief, and costs of suit.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     State Actions
     Twenty-four actions were also filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC (and others) in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements. Of these actions, only three Georgia actions have not been resolved.
     The actions pending in California Superior Court have all been settled. Utah State Retirement Board v. McKesson HBOC, Inc. et al. (Case No. 311269) and Minnesota State Board of Investment v. McKesson HBOC, Inc. et al., (Case No. 311747) were settled in July 2005. The State of Oregon by and through the Oregon Public Employees Retirement Board v. McKesson HBOC, Inc. et al., (Case No. 307619) was settled in August 2005. Merrill Lynch Fundamental Growth Fund et al., v. McKesson HBOC, Inc. et al. (Case No. CGC-02-405792) was settled in October 2005, and Yurick v. McKesson HBOC, Inc. et al., (Case No. 303857) was settled in November 2005.
     On December 16, 2005, the Company and certain of its present and former directors and officers filed a stipulation in the Delaware Court of Chancery setting out the terms of a settlement of the previously-reported derivative action captioned Saito et al. v. McCall et al., (Del Ch. C.A. No. 17132-NC). Under the settlement, the Company’s insurance companies were required to pay $30 million, and the Company agreed to release its claims against certain present or former directors and officers of the Company and HBOC, among other terms. The settlement also required dismissal of two other previously reported derivative actions, one pending in federal court in California, Cohen v. McCall et al., (No. 99-20916-RMW) and one pending in state court in California, Mitchell v. McCall, et al., (S.F. Supr. No. 304415). The Delaware Court approved the settlement on February 24, 2006, and the $30 million settlement amount has been received from the insurers by McKesson, which in turn has paid $6 million of that amount over to the Saito plaintiffs’ attorneys in court approved attorneys’ fees and costs.
     Two previously-reported actions pending in Georgia state courts, Suffolk Partners Limited Partnership et al. v. McKesson HBOC, Inc. et al., (Georgia State Court, Fulton County, Case No. 00VS010469A) and Curran Partners, L.P. v. McKesson HBOC, Inc. et al., (Georgia State Court, Fulton County, Case No. 00 VS 010801) have been settled. Three Georgia actions remain pending in state courts: Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al., (Georgia Superior Court, Fulton County, Case No. 2002-CV-48407); Hall Family Investments, L.P. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48612); and James Gilbert v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 02VS032502C). The allegations in these actions are substantially similar to those in the Consolidated Action. The Company and HBOC have answered the complaints in each of these actions, generally denying the allegations and any liability to plaintiffs. The Green and Hall Family Investments actions were voluntarily dismissed by plaintiffs on April 26, 2006 in the Georgia Superior Court and have been refiled in Georgia State Court, Fulton County Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F). Plaintiffs there allege claims of fraud and deceit; additionally, plaintiff Green seeks indemnification in connection with the ERISA Action and for other unspecified indemnification. The Gilbert action asserts claims for fraud, deceit and negligent misrepresentation. The Gilbert action is in discovery, and no trial date has been set in that matter.
     In December of 2005, Bear Stearns filed a complaint captioned, Bear Stearns & Co., Inc v. McKesson Corporation, (Case No. 604304/5), against the Company in the trial court for the State and County of New York. Bear Stearns alleges that the Company’s entry into the settlement of the Consolidated Action, without providing for a full release of Bear Stearns in that settlement, was a breach of the engagement letter under which Bear Stearns advised the Company in connection with its acquisition of HBOC. Bear Stearns’ complaint seeks monetary and other relief, including an order enjoining the Company from performing under the settlement agreement. This same objection was made by Bear Stearns in its opposition to preliminary and final approvals of the class action settlement. The objection was rejected by Judge Whyte as grounds for denying approval of the settlement in his September 28, 2005 order granting preliminary approval and in his February 24, 2006 order granting final approval.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     Product Liability Litigation and Other Claims
     Our subsidiary, McKesson Medical-Surgical Inc., is one of multiple defendants in approximately 10 cases in which plaintiffs claim they were injured due to exposure, over many years, to latex proteins in gloves manufactured by numerous manufacturers and distributed by a number of distributors, including McKesson Medical-Surgical Inc. Efforts to resolve tenders of defense to its suppliers are continuing and final agreements have been reached with two major suppliers.
     The Company is a defendant in approximately 500 California cases alleging that the plaintiffs were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). The cases typically assert causes of action for strict liability, negligence, breach of warranty and false advertising for improper design, testing, manufacturing, and warnings relating to the manufacture and distribution of Vioxx. None of the cases involving the Company is scheduled for trial. The Company has tendered each of these cases to Merck and has reached an agreement with Merck to defend and indemnify the Company.
     The Company is a defendant in approximately 42 cases alleging that the plaintiffs were injured because they took the drugs known as fen-phen, the term commonly used to describe the weight-loss combination of fenfluramine or dexfenfluramine with phentermine. The Company has been named as a defendant along with several other defendants in 41 cases and has accepted the tender of one of its customers named as a defendant in one additional case. The cases are pending in state courts in California and Mississippi and in state and federal courts in Florida and New York, and typically assert causes of action for strict liability, negligence, breach of warranty, false advertising and unfair business practices for improper design, testing, manufacturing and warnings relating to the distribution and/or prescription of fen-phen. The Company has tendered each of these cases to its suppliers and has reached an agreement with its major supplier to defend and indemnify the Company and its customers.
     We, through our former McKesson Chemical Company division, are named in approximately 375 cases involving the alleged distribution of asbestos. These cases typically involve either single or multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1986 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar has raised questions concerning the extent of its obligations under the indemnification agreement, and while Univar continues to defend us in many of these cases, it has been rejecting our tenders of new cases since February 2005. We believe Univar remains obligated for all tendered cases under the terms of the indemnification agreement; however we are beginning to incur defense costs in connection with these more recently-served actions. We also believe that a portion of the claims against us will be covered by insurance, and we are pursuing the available coverage.
     On May 3, 2004, judgment was entered against the Company and one of its employees in the action Roby v. McKesson HBOC, Inc. et al. (Superior Court of Yolo County, California, Case No. CV01-573). Former employee Charlene Roby (“Roby”) brought claims for wrongful termination, disability discrimination and disability-based harassment against the Company and a claim for disability-based harassment against her former supervisor. The jury awarded Roby compensatory damages against the Company and against her supervisor in the amount of $4 million, and punitive damages in the amount of $15 million against the Company and a nominal amount against her supervisor. Following post-trial motions, the trial court reduced the amount of compensatory damages against the Company to $3 million; the punitive damages awarded against both defendants and the compensatory damages awarded against the individual employee defendant were not reduced. On October 18, 2004, the trial court awarded Roby her attorney’s fees. The Company filed a Notice of Appeal, seeking reduction or reversal of the compensatory and punitive damage awards and the award of attorney’s fees. The briefing on that appeal is complete, but no hearing date for argument has yet been set.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On February 5, 2004, a class action complaint was filed by an individual, Gary Dutton, in the United States District Court for the Eastern District of Missouri against the Company’s subsidiary, D&K and D&K’s former Chief Executive, Operating and Financial Officers alleging breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, Gary Dutton v. D&K Healthcare Resources, Inc. et al. (Case No. 4-04-CV-00147-SNL). The Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan (“Lead Plaintiff”) in that action seeks to represent a class consisting of purchasers of D&K’s publicly traded common stock during the period from August 10, 2000 to September 16, 2002 and seeking compensatory damages, costs, fees and expenses of suit. On November 15, 2004, Lead Plaintiff filed an Amended Complaint naming additional defendants, Bristol-Myers Squibb Company (“BMS”) and a non-officer former employee of D&K. The class generally alleges that D&K failed to timely disclose that its sales of branded drugs during most of the class period were heavily dependent on its ability to purchase drugs from vendor BMS at discounted prices and in volume, and that defendants knew, but did not disclose, that the effect of losing its attractive purchase terms from BMS would be a material reduction in sales volume and profit. On February 4, 2005, all defendants filed motions to dismiss the Amended Complaint. Oral argument on the motions was conducted on May 20, 2005. The Court has not yet ruled on these motions.
     On June 2, 2005, a civil class action complaint was filed against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No.05-11148), alleging that commencing in late 2001 and early 2002 the Company and co-defendant First DataBank agreed to take actions to increase the “Average Wholesale Price” of certain branded drugs, which alleged conduct resulted in higher drug reimbursement payments by plaintiffs and others similarly situated. The complaint purports to state claims based on the federal Racketeer Influenced and Corrupt Organizations Act, violations of the California Business and Professions Code and California Consumers Legal Remedies Act, and for negligent misrepresentation. The plaintiffs seek injunctive relief, as well as compensatory and punitive damages, attorneys’ fees and costs. The Company has responded to the complaint and the matter is in the early stages of discovery. No trial date has been set.
     The Company, along with two other national pharmaceutical distributors and multiple pharmaceutical manufacturers, has been named as a defendant in an amended complaint filed in the United States District Court for the Northern District of California in a previously pending class action brought by The County of Santa Clara, California, on behalf of itself and others similarly situated, The County of Santa Clara vs. AmerisourceBergen Corporation et al. (C-05-03740-WHA). The plaintiff alleges that it was overcharged for certain drugs under a federal program providing discounted costs for prescription drugs to eligible parties under the Public Health Service Act of 1992, Section 340B. The action seeks an accounting and purports to state claims under the California Business and Professions Code, Section 17200 et seq., the California False Claims Act and for unjust enrichment. This action was dismissed “without prejudice” on April 19, 2006.
     The health care industry is highly regulated, and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company. Examples of such requests and subpoenas that have been previously reported include the following: (1) we have received a subpoena from the U.S. Attorney’s Office in Massachusetts seeking documents relating to the Company’s business relationship with a long-term care pharmacy organization and we are in the process of responding to this subpoena; (2) we have responded to a request from the Federal Trade Commission for certain documents as part of a non-public investigation to determine whether the Company may have engaged in anti-competitive practices with other wholesale pharmaceutical distributors in order to limit competition for provider customers seeking distribution services; (3) we have received a Civil Investigative Demand (“CID”) from the Attorney General’s Office of the State of Tennessee apparently in connection with an investigation into possible violations of the Tennessee Medicaid False Claims Act in connection with repackaged pharmaceuticals and we are in the process of responding to this subpoena; (4) we have responded to a subpoena from the office of the Attorney General of the State of New York (“NYAG”) requesting documents and other information concerning our participation in the secondary or “alternative source” market for pharmaceutical products. We have also recently received a subpoena from the NYAG relating to the pricing on certain drugs, including the First DataBank average wholesale and average benchmark prices for such drugs, and we intend to respond to this subpoena and otherwise cooperate with the NYAG. Because these investigations are not concluded, we cannot predict the outcome or impact, if any, of these proceedings on our business.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Environmental Matters
     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at six sites where we, or entities acquired by us, formerly conducted operations and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, we are one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these six sites. Although the Company’s potential allocation under either directive cannot be determined at this time, we have agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.
     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these six sites is $10 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $10 million is expected to be paid out between April 2006 and March of 2035. Our estimated liability for these environmental matters has been accrued in the accompanying balance sheets.
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
     The potential costs to us related to environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations, the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of our liability in proportion to that of other PRPs; and the extent, if any, to which such costs are recoverable from insurance or other parties.
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
     The Board approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006. The plans permitted the Company to repurchase up to a total of $1 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006, made no repurchases in 2005 and repurchased 5 million shares for $157 million in 2004. As a result of these repurchases, less than $1 million of the plans remain available. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made in open market or private transactions. In April 2006, the Board approved an additional share repurchase plan of up to $500 million of the Company’s common stock.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     In 2005, our stockholders approved a new stock plan (the “2005 Stock Plan”) which allows for the grant of options, restricted stock, restricted stock units, stock appreciation rights, performances shares and other share-based awards to employees, officers and directors of the Company. The 2005 Stock Plan replaced several other plans (the “Legacy Plans”) and the remaining 11 million shares available for issuance under the Legacy Plans were cancelled, although awards under those plans remain outstanding. Under the 2005 Stock Plan, 13 million new shares were authorized for issuance, and as of March 31, 2006, 8 million shares remain available for grant. As a result of acquisitions, we also have 14 other option plans under which no further awards have been made since the date of acquisition.
     The following is a summary of options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted-		Number of
	Options	Average	Weighted-	Options
	Outstanding At	Remaining	Average	Exercisable at	Weighted-
Range of Exercise	Year End	Contractual	Exercise	Year End	Average
Prices	(In millions)	Life (Years)	Price	(In millions)	Exercise Price

$13.68 - $27.35	2	4	$21.35	2	$21.05
$27.36 - $41.02	28	5	33.16	27	33.18
$41.03 - $54.70	6	5	45.94	6	45.91
$54.71 - $68.37	1	2	58.15	1	58.15
$68.38 - $82.04	8	3	72.89	8	72.89
$82.05 - $95.72	1	2	90.74	1	90.74

	46	5	43.38	45	43.53

     Expiration dates range from April 2006 to June 2015.
     The following is a summary of changes in the options for the stock option plans:

	2006		2005		2004
		Weighted-		Weighted-
		Average		Average		Weighted-
(In millions, except		Exercise		Exercise		Average
per share amounts)	Shares	Price	Shares	Price	Shares	Exercise Price

Outstanding at beginning of year	59	$40.37	65	$40.76	64	$40.36
Granted	5	44.93	6	34.67	7	33.77
Exercised	(17)	31.15	(7)	25.42	(3)	19.92
Canceled	(1)	69.40	(5)	59.57	(3)	35.68

Outstanding at end of year	46	43.38	59	40.37	65	40.77

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The weighted average fair values of the options granted during 2006, 2005 and 2004 were $18.26, $12.79 and $13.83 per share. Fair values of the options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2006	2005	2004

Expected stock price volatility	36.3%	28.6%	34.3%
Expected dividend yield	0.53%	0.67%	0.59%
Risk-free interest rate	3.9%	4.2%	3.8%
Expected life (in years)	6	7	7

     The Company also has an employee stock purchase plan (“ESPP”) under which 11 million shares have been authorized for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. In 2006, 2005 and 2004, 1 million, 2 million and 1 million shares were issued under the ESPP. At March 31, 2006, 2 million shares were available for issuance under the ESPP.
20. Related Party Balances and Transactions
     Notes receivable outstanding from certain of our current and former officers and senior managers totaled $45 million at both March 31, 2006 and 2005. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 4.7% to 7.1% and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. At March 31, 2006, the value of the underlying stock collateral was $33 million. The collectability of these notes is evaluated on an ongoing basis. As a result, in 2004, we recorded a $21 million charge for notes from the former officers and employees. In 2006 and 2005, we reversed approximately $9 million and $6 million of this reserve based on an increase in price of the underlying stock collateral. Other receivable balances held with related parties, consisting of loans made to certain officers and senior managers and an equity-held investment, at March 31, 2006 and 2005 amounted to $1 million and $2 million.
     In 2006, 2005 and 2004 we incurred approximately $7 to $8 million annually of rental expense from an equity-held investment. In addition, in 2006, 2005 and 2004 we purchased $3 million of services per year from an equity-held investment. At March 31, 2006, we had a $4 million loan receivable from an equity held investment. The loan bears interest at 7.9% and is repayable in 2007.
21. Segments of Business
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,
(In millions)	2006	2005	2004

Revenues
Pharmaceutical Solutions (1)	$83,409	$75,923	$65,197
Medical-Surgical Solutions	3,099	2,895	2,811
Provider Technologies Software and software systems	322	246	218
Services	1,069	936	868
Hardware	151	120	116

Total Provider Technologies	1,542	1,302	1,202

Total	$88,050	$80,120	$69,210

Operating profit
Pharmaceutical Solutions (2) (3)	$1,211	$1,071	$975
Medical-Surgical Solutions	70	102	107
Provider Technologies	143	107	127

Total	1,424	1,280	1,209
Corporate (4)	(127)	(207)	(183)
Securities Litigation charges	(45)	(1,200)	—
Interest Expense	(94)	(118)	(120)

Income (loss) from continuing operations before income taxes	$1,158	$(245)	$906

Depreciation and amortization (5)
Pharmaceutical Solutions	$111	$108	$96
Medical-Surgical Solutions	26	27	24
Provider Technologies	89	80	84
Corporate	40	34	26

Total	$266	$249	$230

Expenditures for long-lived assets (6)
Pharmaceutical Solutions	$83	$62	$41
Medical-Surgical Solutions	7	7	9
Provider Technologies	22	19	20
Corporate	55	48	42

Total	$167	$136	$112

Segment assets, at year end
Pharmaceutical Solutions	$13,753	$13,115	$12,011
Medical-Surgical Solutions	1,609	1,636	1,539
Provider Technologies	1,593	1,459	1,413

Total	16,955	16,210	14,963
Corporate Cash and cash equivalents	2,142	1,800	708
Other	1,878	765	569

Total	$20,975	$18,775	$16,240

(1)	In addition to the distribution of pharmaceutical and healthcare products, our Pharmaceutical Solutions segment includes the manufacture and sale of automated pharmaceutical dispensing systems for retail pharmacies, disease management and patient and other services for payors, and software, and consulting and outsourcing to pharmacies. Revenues from these products and services were not a material component of segment revenues in 2006, 2005 and 2004. In addition, revenues derived from services represent less than 1% of this segment’s 2006, 2005 and 2004 revenues.

(2)	Includes $20 million, $13 million and $7 million of earnings from equity investments in 2006, 2005 and 2004.

(3)	Operating profit for 2006, 2005 and 2004 includes $95 million, $41 million and $22 million representing our share of settlements of antitrust class action lawsuits brought against certain drug manufactures. These settlements were recorded as reductions to cost of sales within our consolidated statements of operations in our Pharmaceutical Solutions segment.

(4)	Corporate expenses in 2004 included approximately $13 million of gains on the sales of surplus properties.

(5)	Includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(6)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Revenues and property, plant and equipment by geographic areas were as follows:

	Years Ended March 31,
(In millions)	2006	2005	2004

Revenues
United States	$81,935	$74,708	$64,561
International	6,115	5,412	4,649

Total	$88,050	$80,120	$69,210

Property, plant and equipment, net, at year end
United States	$599	$549	$522
International	72	67	65

Total	$671	$616	$587

     International operations primarily consist of our Canadian pharmaceutical and healthcare products distribution business and our investment in Nadro for our Pharmaceutical Solutions segment. Our Provider Technologies business has operations in the United Kingdom, Canada, Europe and Israel. We also have a software manufacturing and a printing facility in Ireland. Net revenues were attributed to geographic areas based on the customers’ shipment locations.
22. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2006
Revenues	$20,968	$21,515	$22,510	$23,057	$88,050
Gross profit	925	894	983	1,060	3,862
Net income (1)	171	167	193	220	751

Earnings (loss) per common share (1)
Diluted	$0.55	$0.53	$0.61	$0.70	$2.38
Basic	$0.57	$0.54	$0.63	$0.72	$2.46

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$44.94	$47.88	$52.89	$54.92	$54.92
Low	34.93	43.43	43.37	49.79	34.93

Fiscal 2005
Revenues	$19,090	$19,839	$20,684	$20,507	$80,120
Gross profit	849	731	836	1,034	3,450
Net income (loss) (1)	164	86	(666)	259	(157)

Earnings per common share (1)
Diluted	$0.55	$0.29	$(2.26)	$0.85	$(0.53)
Basic	$0.56	$0.29	$(2.26)	$0.87	$(0.53)

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$35.90	$32.90	$32.72	$38.56	$38.56
Low	29.67	24.90	22.61	30.13	22.61

(1)	Net income (loss) and net income (loss) per common share includes charges and a credit relating to the Securities Litigation, as discussed in Financial Note 18.

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS
John H. Hammergren	John H. Hammergren
Chairman, President and	Chairman, President and
Chief Executive Officer,	Chief Executive Officer
McKesson Corporation

Wayne A. Budd	Jeffrey C. Campbell
Senior Counsel,	Executive Vice President and
Goodwin Procter LLP	Chief Financial Officer

Alton F. Irby III	Paul C. Julian
Partner,	Executive Vice President,
Tricorn Partners LLP	Group President

M. Christine Jacobs	Paul E. Kirincic
President and	Executive Vice President, Human Resources
Chief Executive Officer,
Theragenics Corporation	Nicholas A. Loiacono
Vice President and Treasurer

Marie L. Knowles
Executive Vice President and	Marc E. Owen
Chief Financial Officer, Retired,	Executive Vice President, Corporate Strategy
Atlantic Richfield Company	and Business Development

David M. Lawrence M.D.	Pamela J. Pure
Chairman and Chief Executive Officer, Retired	Executive Vice President,
Kaiser Foundation Health Plan, Inc., and	President, McKesson Provider Technologies
Kaiser Foundation Hospitals

Nigel A. Rees
Robert W. Matschullat	Vice President and Controller
Vice Chairman and Chief Financial Officer, Retired
The Seagram Company Ltd.	Laureen E. Seeger
Executive Vice President, General Counsel
James V. Napier	and Secretary
Chairman of the Board, Retired
Scientific-Atlanta, Inc.	Randall N. Spratt
Executive Vice President,
Jane E. Shaw, Ph.D.	Chief Information Officer
Chairman and Chief Executive Officer, Retired,
Aerogen, Inc.	Heidi E. Yodowitz
Senior Vice President, Finance

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
Annual Meeting
     McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m., PDT, on Wednesday July 26, 2006, at the A. P. Giannini Auditorium, 555 California Street, San Francisco, California.