Form 10-Q
period 2006-06-30
MCKESSON CORP
filed 2006-07-31
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended June 30, 2006

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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐     No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006

Common stock, $0.01 par value	299,332,251 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,000	$2,142
Restricted cash	981	962
Receivables, net	6,249	6,370
Inventories	7,714	7,260
Prepaid expenses and other	168	162

Total	17,112	16,896

Property, Plant and Equipment, Net	644	671
Capitalized Software Held for Sale, Net	143	139
Goodwill	1,786	1,718
Intangible Assets, Net	133	128
Other Assets	1,521	1,400

Total Assets	$21,339	$20,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$10,389	$10,055
Deferred revenue	828	827
Current portion of long-term debt	26	26
Securities Litigation	1,008	1,014
Other	1,574	1,570

Total	13,825	13,492

Postretirement Obligations and Other Noncurrent Liabilities	643	588
Long-Term Debt	962	965

Other Commitments and Contingent Liabilities (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: June 30, 2006 and March 31, 2006 – 800 Shares issued: June 30, 2006 – 331 and March 31, 2006 – 330	3	3
Additional paid-in capital	3,272	3,238
Other capital	(29)	(75)
Retained earnings	4,037	3,871
Accumulated other comprehensive income	94	55
ESOP notes and guarantees	(22)	(25)
Treasury shares, at cost, June 30, 2006 – 32 and March 31, 2006 – 26	(1,446)	(1,160)

Total Stockholders’ Equity	5,909	5,907

Total Liabilities and Stockholders’ Equity	$21,339	$20,952

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2006	2005
Revenues	$23,616	$20,968
Cost of Sales	22,593	20,043

Gross Profit	1,023	925

Operating Expenses	751	612
Securities Litigation Charge, Net	—	52

Total Operating Expenses	751	664

Operating Income	272	261

Other Income, Net	35	28

Interest Expense	(22)	(25)

Income from Continuing Operations Before Income Taxes	285	264

Income Taxes	(101)	(94)

Income from Continuing Operations	184	170

Discontinued Operation	—	1

Net Income	$184	$171

Earnings Per Common Share
Diluted	$0.60	$0.55
Basic	$0.61	$0.57

Dividends Declared Per Common Share	$0.06	$0.06

Weighted Average Shares
Diluted	309	313
Basic	302	302
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2006	2005
Operating Activities
Net income	$184	$171
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	70	64
Securities Litigation charge	—	52
Deferred taxes	58	33
Other non-cash items	12	(1)

Total	324	319
Effects of changes in:
Receivables	135	(23)
Inventories	(446)	262
Drafts and accounts payable	305	48
Deferred revenue	25	129
Taxes	40	18
Securities Litigation settlement payments	(6)	(31)
Other	(82)	(84)

Total	(29)	319

Net cash provided by operating activities	295	638

Investing Activities
Property acquisitions	(26)	(44)
Capitalized software expenditures	(48)	(32)
Acquisitions of businesses, less cash and cash equivalents acquired	(91)	(8)
Other	(39)	(8)

Net cash used in investing activities	(204)	(92)

Financing Activities
Repayment of debt	(3)	(11)
Capital stock transactions:
Issuances	60	155
Share repurchases	(283)	(66)
ESOP notes and guarantees	2	3
Dividends paid	(18)	(18)
Other	9	—

Net cash provided by (used in) financing activities	(233)	63

Net increase (decrease) in cash and cash equivalents	(142)	609
Cash and cash equivalents at beginning of period	2,142	1,800

Cash and cash equivalents at end of period	$2,000	$2,409

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2006, and the results of operations and cash flows for the quarters ended June 30, 2006 and 2005.
     The results of operations for the quarters ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2006 consolidated financial statements previously filed with the Securities and Exchange Commission.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.
     New Accounting Pronouncements. On April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options, or other equity instruments. This standard requires a fair-value based measurement method in accounting for share-based payment transactions. The share-based compensation expense is recognized for the portion of the awards that is ultimately expected to vest. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25, which was utilized by the Company, was eliminated. We adopted SFAS No. 123(R) using the modified prospective method of transition. See Financial Note 4, “Share-Based Payment,” for further details.
     As a result of the provisions of SFAS No. 123(R), in 2007, we expect share-based compensation charges to approximate $0.08 to $0.10 per diluted share, or approximately $0.05 to $0.07 per diluted share more than the share-based compensation expense recognized in our net income in 2006. Our assessments of estimated compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards and the attainment of performance goals. As a result, the actual share-based compensation expense in 2007 may differ from the Company’s current estimate.
     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will become effective for us in 2008. We are currently assessing the impact of FIN No. 48 on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
2. Acquisitions and Investments
     In the first quarter of 2007, we acquired the following three entities for a total cost of $87 million, which was paid in cash:
–	Sterling Medical Services LLC (“Sterling”), based in Moorestown, New Jersey, a national provider and distributor of medical disposable supplies, health management services and quality management programs to the home care market. Financial results for Sterling are included in our Medical-Surgical Solutions segment;

–	HealthCom Partners LLC (“HealthCom”), based in Mt. Prospect, Illinois, a leading provider of patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients; and

–	RelayHealth Corporation (“RelayHealth”), based in Emeryville, California, a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. Financial results for HealthCom and RelayHealth are included in our Provider Technologies segment.
     Goodwill recognized in these transactions amounted to $69 million.
     In the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata”), in exchange for a significant minority interest in Parata. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata will be accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.
In 2006, we made the following acquisitions:

–	In the second quarter of 2006, we acquired all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri, for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $157 million of the purchase price has been assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Financial results for D&K are included in our Pharmaceutical Solutions segment.

–	Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $66 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. Financial results for Medcon are included in our Provider Technologies segment.
     During the last two years, we also completed a number of other acquisitions and investments within all three of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.

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
4. Share-Based Payment
     We provide various share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based.”) On April 1, 2006, we adopted SFAS No. 123(R), as discussed in Financial Note 1, “Significant Accounting Policies.” Accordingly, we began to recognize compensation expense for the fair value of share-based awards granted, modified, repurchased or cancelled from April 1, 2006 forward. For the unvested portion of awards issued prior to and outstanding as of April 1, 2006, the expense is recognized at the grant-date fair value as the remaining requisite service is rendered. We recognize compensation expense on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For the awards with performance conditions, we recognize the expense on a straight-line basis, treating each vesting tranche as a separate award. In 2006, 2005 and 2004, we reduced the vesting period of substantially all of the then outstanding stock options for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R), either through acceleration or shortened vesting schedules at grant. We adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior period financial statements. Prior to adopting SFAS No. 123(R), we accounted for our employee share-based compensation plans using the intrinsic value method under APB Opinion No. 25. This standard generally did not require recognition of compensation expense for the majority of our share-based awards except for RS and RSUs. In addition, as required under APB Opinion No. 25, we previously recognized forfeitures as they occurred.
     The compensation expense recognized under SFAS No. 123(R) has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the balance sheet at June 30, 2006. In addition, SFAS No. 123(R) requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense be reported as a financing cash flow rather than an operating cash flow, as was done under APB Opinion No. 25. For the quarter ended June 30, 2006, $9 million of excess tax benefits were recognized.
     In conjunction with the adoption of SFAS No. 123(R), we elected the “short-cut” method for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation. Under this method, a simplified calculation is applied in establishing the beginning APIC pool balance as well as determining the future impact on the APIC pool and our consolidated statements of cash flows relating to the tax effects of share-based compensation. The election of this accounting policy did not have a material impact on our financial statements.
     I. Impact on Net Income
     During the first quarter of 2007, we recorded $8 million of pre-tax share-based compensation expense, compared to $7 million pre-tax pro forma expense for the first quarter of 2006. Total share-based compensation expense comprised of RS, RSUs and PeRSUs expense of $8 million, stock option expense of $1 million and employee stock purchase plan expense of $2 million, offset in part by a credit of $3 million for a cumulative effect adjustment to reflect estimated forfeitures relating to unvested RS and RSUs outstanding upon the adoption of SFAS No. 123(R).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The following table illustrates the impact of share-based compensation on reported amounts:

	Quarter ended June 30, 2006
		Impact of
		Share-Based
(In millions, except per share data)	As Reported	Compensation

Income from continuing operations before income taxes	$285	$8
Net income	184	6
Earnings per share:
Diluted	$0.60	$0.02
Basic	0.61	0.02

     II. SFAS No. 123 Pro Forma Information for 2006
     As noted above, prior to April 1, 2006 we accounted for our employee share-based compensation plans using the intrinsic value method under APB Opinion No. 25. Had compensation expense for our employee share-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as follows:

Quarter Ended
(In millions, except per share data)	June 30, 2005

Net income, as reported	$171
Share-based compensation expense included in reported net income, net of income taxes	2
Share-based compensation expense determined under the fair value method, net of income taxes	(4)

Pro forma net income	$169

Earnings per common share:
Diluted — as reported	$0.55
Diluted — pro forma	0.54
Basic — as reported	0.57
Basic — pro forma	0.56

     III. Stock Plans
     The 2005 Stock Plan (the “2005 Plan”) provides our employees, officers and non-employee directors share-based long-term incentives. The 2005 Plan permits the granting of stock options, RS, RSUs, PeRSUs and other share-based awards. Under the 2005 Plan, 13 million shares were authorized for issuance, and as of June 30, 2006, 5 million shares remain available for future grant. The 2005 Stock Plan replaced the following three plans in advance of their expirations: 1999 Stock Option and Restricted Stock Plan, the 1997 Directors’ Equity Compensation and Deferral Plan and the 1998 Canadian Incentive Plan (collectively, the “Legacy Plans”). The aggregate remaining 11 million authorized shares under the Legacy Plans were cancelled, although awards under those plans remain outstanding. The 2005 Plan is now the Company’s only plan for providing share-based incentive compensation to employees and non-employee directors of the Company and its affiliates.
     In anticipation of the requirements of SFAS No. 123(R), the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) reviewed our long-term compensation program for key employees across the Company. As a result, beginning in 2006, reliance on options was reduced with more long-term incentive value delivered by grants of PeRSUs and performance-based cash compensation.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     IV. Stock Options
     Stock options are granted at not less than fair market value and those options granted under the 2005 Plan have a contractual term of seven years. Prior to 2004, stock options typically vested over a four-year period and had a contractual term of ten years. As noted above, in 2006, 2005 and 2004, we reduced the vesting period of substantially all of the then-outstanding unvested stock options, either through acceleration or shortened vesting schedules at grant. It is expected that options granted in 2007 and future years will have a seven-year contractual life and generally follow the four-year vesting schedule. Stock options under the Legacy Plans, which are substantially vested, generally have a ten-year contractual life.
     Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We continue to use the Black-Scholes model to estimate the fair value of our stock options. Once the fair value of an employee stock option value is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual. The option pricing model requires the use of various estimates and assumptions, as follows:
–	Expected stock price volatility is based on a combination of historical volatility of our common stock and implied market volatility. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with emerging employee stock option valuation considerations. Our expected stock price volatility assumption continues to reflect a constant dividend yield during the expected term of the option.

–	Expected dividend yield is based on historical experience and investors’ current expectations.

–	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the time of grant.

–	The expected life of the options is determined based on historical option exercise behavior data, and also reflects the impact of changes in contractual life of current option grants compared to our historical grants.
     Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Quarter ended June 30,
	2006	2005

Expected stock price volatility	27%	37%
Expected dividend yield	0.5%	0.6%
Risk-free interest rate	5%	4%
Expected life (in years)	5	6

     The estimated forfeiture rate, which reduces the expense, is based on historical experience. The estimated forfeiture rate at grant will be re-assessed at least annually and revised if actual forfeitures differ materially from those estimates. In addition, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2007, we accounted for forfeitures as they occurred. We expect forfeitures to approximate 8% per annum. The actual forfeitures in the future reporting periods could be materially higher or lower than our current estimates. As a result, the share-based compensation expense in 2007 may differ from the Company’s current estimate.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The following table summarizes stock option activity during the first quarter of 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
(In millions, except per share data)	Shares	Price	Term (Years)	Value (2)

Outstanding, April 1, 2006	46	$43.38
Granted	1	48.05
Exercised	(2)	33.77

Outstanding, June 30, 2006	45	43.79	4	$434

Vested and expected to vest (1), June 30, 2006	45	43.79	4	434
Exercisable, June 30, 2006	43	43.83	4	$425

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The aggregate intrinsic value is calculated as the difference between the period-end market price of the Company’s stock and the option exercise price, times the number of “in-the-money” option shares.
     The total intrinsic value of stock options exercised during the first quarters of 2007 and 2006 was $23 million and $51 million. The total fair value of stock options vested in the first quarter of 2007 was $1 million. The weighted average grant-date fair value of stock options granted during the first quarters of 2007 and 2006 was $15.41 and $16.07. Cash received from the exercise of stock options in the first quarters of 2007 and 2006 was $50 million and $155 million, and the related tax benefits realized were $8 million and $19 million. Total compensation expense, net of estimated forfeitures, related to unvested stock options not yet recognized at June 30, 2006 was approximately $23 million, and the weighted-average period over which the cost is expected to be recognized is 3 years.
     V. RS, RSUs and PeRSUs
     RS and RSUs, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of McKesson common stock, are accounted for at fair value at the date of grant. The fair value of RS and RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in full after three years. The fair value of RS and RSUs with graded vesting and service conditions is expensed on a straight-line basis over the requisite service period. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse.
     Each non-employee director currently receives 2,500 RSUs annually, which vest immediately, and which are expensed upon grant. However, issuance of any shares is delayed until the director is no longer performing services for the Company. At June 30, 2006, 20,000 RSUs for our directors are vested, but shares have not been issued.
     PeRSUs are RSUs, for which the number of RSUs awarded may be conditioned upon the attainment of one or more performance objectives over a specified period. Vesting of such awards ranges from one to three-year periods following the end of the performance period and may follow the graded or cliff method of vesting.
     PeRSUs are accounted for as variable awards until the performance goals are reached and the grant date is established. The fair value of PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the PeRSUs are re-valued using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the award is classified as a RSU and is accounted for on that basis. The fair value of PeRSUs is expensed on a straight-line basis, treating each vesting tranche as a separate award, over the requisite service period of four years. For RS and RSUs with service conditions, we have elected to amortize the expense on a straight-line basis.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The following table summarizes RS and RSU activity during the first quarter of 2007:

		Weighted-
		Average
		Grant Date Fair
(In millions, except per share data)	Shares	Value Per Share

Nonvested, April 1, 2006	1	$37.09
Granted	1	47.79

Nonvested, June 30, 2006	2	43.09

     The total fair value of shares vested during the first quarter of 2007 was $3 million. As of June 30, 2006, the total compensation cost, net of estimated forfeitures, related to nonvested RS and RSU awards not yet recognized was approximately $34 million, pre-tax, and the weighted-average period over which the cost is expected to be recognized is 3 years.
     In May 2006, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2008 (the “2007 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of an RSU. As of June 30, 2006, the total compensation cost, net of estimated forfeitures, related to nonvested 2007 PeRSUs not yet recognized was approximately $51 million, pre-tax (based on the period-end market price of the Company’s common stock), and the weighted-average period over which the cost is expected to be recognized is 3 years.
     In accordance with the provisions of SFAS No. 128, “Earnings per Share,” the 2007 PeRSUs are not included in the calculation of diluted weighted average shares until the performance goals have been achieved.
     VI. Employee Stock Purchase Plan (“ESPP”)
     The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares, and any amounts accumulated during that period are refunded.
     The 15% discount provided to employees on these shares is included in compensation expense. The funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant.
5. Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The computations for basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended June 30,
(In millions, except per share data)	2006	2005

Income from continuing operations	$184	$170
Interest expense on convertible junior subordinated debentures, net of tax	—	1

Income from continuing operations – diluted	184	171
Discontinued operation	—	1

Net income – diluted	$184	$172

Weighted average common shares outstanding:
Basic	302	302
Effect of dilutive securities:
Options to purchase common stock	6	5
Convertible junior subordinated debentures	—	5
Restricted stock	1	1

Diluted	309	313

Earnings per common share:
Basic	$0.61	$0.57
Diluted	$0.60	$0.55

     Approximately 12 million and 13 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended June 30, 2006 and 2005 as their effect would be anti-dilutive.
6. Restructuring Activities

	Pharmaceutical		Provider
	Solutions		Technologies
(In millions)	Severance	Exit-Related	Severance	Total

Balance, March 31, 2006	$6	$30	$—	$36
Expenses	1	—	5	6
Cash expenditures	(2)	(2)	—	(4)
Adjustment to liabilities related to the acquisition of D&K	—	(13)	—	(13)

Balance, June 30, 2006	$5	$15	$5	$25

     During the first quarter of 2007, we recorded restructuring expense of $6 million which primarily consisted of employee termination costs within our Provider Technologies segment. This segment’s restructuring plan is intended to realign product development and marketing resources. Approximately 120 employees have been terminated as part of this plan.
     In connection with the D&K acquisition, in 2006 we recorded $10 million of liabilities relating to employee severance costs and $30 million for facility exit and contract termination costs. Approximately 260 employees, consisting primarily of distribution, general and administrative staff, have been terminated as part of this restructuring plan. To date, $6 million and $4 million of severance and exit costs have been paid. In connection with the Company’s investment in Parata, $13 million of contract termination costs that were initially estimated as part of the D&K acquisition were extinguished and, as a result, the Company decreased goodwill and decreased its restructuring liability. Remaining severance liabilities of $4 million are anticipated to be paid by the end of 2007, while the facility exit liability of $13 million is anticipated to be paid at various dates through 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the quarter ended June 30, 2006, are as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2006	$497	$751	$470	$1,718
Goodwill acquired	(14)	17	55	58
Translation adjustments	1	—	9	10

Balance, June 30, 2006	$484	$768	$534	$1,786

     Information regarding intangible assets is as follows:

	June 30,	March 31,
(In millions)	2006	2006

Customer lists	$162	$151
Technology	81	83
Trademarks and other	43	40

Gross intangibles	286	274
Accumulated amortization	(153)	(146)

Intangible assets, net	$133	$128

     Amortization expense of other intangibles was $9 million and $5 million for the quarters ended June 30, 2006 and 2005. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at June 30, 2006 were: 9 years, 4 years and 5 years. Estimated future annual amortization expense of these assets is as follows: $24 million, $24 million, $14 million, $9 million and $7 million for 2007 through 2011, and $35 million thereafter. At June 30, 2006, there were $20 million of other intangibles not subject to amortization.
8. Financing Activity
     In June 2006, we renewed our committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place with the exception that the facility amount was reduced to $700 million from $1.4 billion. The renewed facility expires in June 2007. At June 30, 2006, there were no amounts utilized under any of our borrowing facilities.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10. Pension and Other Postretirement Benefit Plans
     Net expense for the Company’s defined benefit pension and postretirement plans was $11 million for both of the first quarters of 2007 and 2006.
11. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended June 30,
(In millions)	2006	2005

Net income	$184	$171
Foreign currency translation adjustments and other	39	(9)

Comprehensive income	$223	$162

     The Company’s Board of Directors (the “Board”) approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006 which permitted the Company to repurchase up to a total of $1 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006 and as of March 31, 2006, less than $1 million of these plans remained available for future repurchases.
     In April 2006, the Board approved a share repurchase plan which permitted the Company to repurchase an additional $500 million of the Company’s common stock. In the first quarter of 2007, we repurchased a total of 6 million shares for $283 million, and $217 million remains available for future repurchases as of June 30, 2006. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions. In July 2006, the Board approved an additional share repurchase plan of up to $500 million of the Company’s common stock.
12. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At June 30, 2006, the maximum amounts of inventory repurchase guarantees were approximately $211 million of which no amounts have been accrued.
     At June 30, 2006, we had commitments of $4 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts have been accrued.
     In addition, our banks and insurance companies have issued $108 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
13. Other Commitments and Contingent Liabilities
     I. Securities Litigation
     In our annual report on Form 10-K for the year ended March 31, 2006, we reported on numerous legal proceedings, including those arising out of our 1999 announcement of accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions LLC (the “Securities Litigation”). Although most of the Securities Litigation matters have been resolved, as reported previously, certain matters remain pending. Significant developments in the Securities Litigation and significant events involving other litigation and claims since the date of our Form 10-K report for the year ended March 31, 2006, are as follows:
     As previously reported, in March 2006, we reached an agreement to settle all claims brought under the Employee Retirement Income Security Act of 1974 (“ERISA”) on behalf of a class of certain participants in the McKesson Profit-Sharing Investment Plan, In re McKesson HBOC, Inc. ERISA Litigation, (No. C-00-20030 RMW). Such settlement called for $19 million, plus certain accrued interest, minus certain costs and expenses such as plaintiffs’ attorneys’ fees. On May 19, 2006, the Honorable Ronald M. Whyte entered an order preliminarily approving the proposed settlement and class notice, and preliminarily approving the action as a mandatory non opt-out settlement class. The final approval and fairness hearing on the settlement is scheduled for September 1, 2006.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On July 7, 2006, in the previously disclosed actions brought by the Company against Arthur Andersen LLP (“Andersen”), McKesson Corporation et al. v Andersen et al., (No. 05-04020 RMW) and by Andersen against the Company, Andersen v. McKesson Corporation et al., (No. C-06-02035-RMW), the Company moved to dismiss Andersen’s complaint, and Andersen moved to dismiss the Company’s complaint. Those cross-motions for dismissal are presently scheduled for hearing on September 22, 2006.
     In the previously disclosed action, James Gilbert v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 02VS032502C), the parties have filed cross-motions for summary judgment, and the court has not yet set a hearing date for those motions.
     In 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings. During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated reserves were increased by net pre-tax charges of $52 million in the first quarter of 2006 and $45 million for fiscal 2006. Additionally, on February 24, 2006, the court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action. As of March 31, 2006, the Securities Litigation accrual was $1,014 million.
     As of June 30, 2006, amounts in escrow increased by $19 million to $981 million primarily reflecting cash transferred for the settlement of the ERISA claims as described above. Additionally, the Securities Litigation accrual was $1,008 million at June 30, 2006 which reflects a $6 million cash payment made in connection with a settlement. We believe our Securities Litigation accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
     II. Other Litigation and Claims
     On July 8, 2006, in the previously reported action, Gary Dutton v. D&K Healthcare Resources, Inc. et al., (Case No. 4-04-CV-00147-SNL), the court ruled on the motions to dismiss filed by all defendants. The motions of Bristol-Myers Squibb Company and one non-officer former employee of D&K were granted; and the motions of D&K and the former D&K officer defendants were denied. Defendants have answered the complaint.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On July 14, 2006, an action was filed in the United States District Court for the Eastern District of New York against the Company, two Company employees, four other drug wholesalers and sixteen drug manufacturers, RxUSA v. Alcon Laboratories et al., (Case No. 06-CV-3447-MJT). Plaintiff alleges that the Company, along with various other defendants, unlawfully engaged in monopolization and attempted monopolization of the sale and distribution of pharmaceutical products in violation of the federal antitrust laws, as well as in violation of New York State’s Donnelly Act. The Company is also alleged to have violated the Sarbanes-Oxley Act of 2002; and the Company’s employees are alleged to have violated the Donnelly Act, the Sarbanes-Oxley Act and Sections 1962 (c) and (d) of the civil Racketeering Influenced and Corrupt Organizations (“RICO”) statute. Plaintiff alleges generally that defendants have individually, and in concert with one another, taken actions to create and maintain a monopoly and to exclude secondary wholesalers, such as the plaintiff, from the wholesale pharmaceutical industry. The complaint seeks alleged monetary damages to the plaintiff of approximately $586 million, and also seeks treble damages, attorneys’ fees and injunctive relief. The Company and its employees intend to vigorously defend this action.
     As indicated in our previous periodic reports, the health care industry is highly regulated, and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company.
14. Segment Information
     Our operating segments consist of Pharmaceutical Solutions, Medical-Surgical Solutions and Provider Technologies. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits, and the results of certain joint venture activities. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.
     The Pharmaceutical Solutions segment distributes ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, software and consulting and outsourcing services to pharmacies and, through its investment in Parata, sells automated pharmaceutical dispensing systems for retail pharmacies.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
     Financial information relating to our reportable operating segments is as follows:

	Quarter Ended June 30,
(In millions)	2006	2005

Revenues
Pharmaceutical Solutions	$22,324	$19,874
Medical-Surgical Solutions	875	744
Provider Technologies
Services	297	254
Software and software systems	79	62
Hardware	41	34

Total Provider Technologies	417	350

Total	$23,616	$20,968

Operating profit
Pharmaceutical Solutions (1) (2)	$292	$302
Medical-Surgical Solutions	22	29
Provider Technologies	35	31

Total	349	362
Corporate	(42)	(21)
Securities Litigation charges, net	—	(52)
Interest Expense	(22)	(25)

Income from continuing operations before income taxes	$285	$264

	June 30,	March 31,
(In millions)	2006	2006

Segment assets, at year end
Pharmaceutical Solutions	$14,103	$13,753
Medical-Surgical Solutions	1,665	1,609
Provider Technologies	1,749	1,593

Total	17,517	16,955
Corporate
Cash and cash equivalents	2,000	2,142
Other	1,822	1,855

Total	$21,339	$20,952

(1)	During the first quarter of 2006, we received $51 million as our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer. This settlement was recorded as a credit in cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations.

(2)	During the first quarter of 2007, we recorded $21 million of charges within our Pharmaceutical Solutions segment as a result of our transaction with Parata. Refer to Financial Note 2, “Acquisitions and Investments.”
15. Subsequent Event
     In July 2006, we signed an agreement to sell our Medical-Surgical Solutions segment’s Acute Care business to Owens & Minor, Inc. for $170 million in cash, subject to certain adjustments at closing. The sale is anticipated to close in the third quarter of 2007 subject to customary conditions, including regulatory review. Financial results for this business are expected to be classified as a discontinued operation commencing in the second quarter of 2007, at which time, all applicable prior period amounts will be reclassified. Additionally, we anticipate that this segment will incur restructuring charges in order to align the segment’s remaining operations. We are in the process of finalizing the costs of these plans.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Financial Overview

	Quarter Ended June 30,
(In millions, except per share data)	2006	2005	Change

Revenues	$23,616	$20,968	13%
Securities Litigation charges, net	—	52	(100)
Income from Continuing Operations Before Income Taxes	285	264	8
Net Income	184	171	8
Diluted Earnings Per Share	$0.60	$0.55	9

     Revenues for the first quarter of 2007 increased by 13% to $23.6 billion from $21.0 billion compared to the same period a year ago. Net income was $184 million and $171 million for the first quarters of 2007 and 2006, and diluted earnings per share was $0.60 and $0.55. Improved operating performance in our Pharmaceutical Solutions and Provider Technologies segments was offset in part by an increase in Corporate expenses. Additionally, the prior year quarter included a pre-tax Securities Litigation charge of $52 million and a favorable pre-tax anti-trust settlement of $51 million.
Results of Operations
     Revenues:

	Quarter Ended June 30,
(In millions)	2006	2005	Change

Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$13,480	$12,309	10
U.S. Healthcare sales to customers’ warehouses	7,094	6,078	17

Subtotal	20,574	18,387	12
Canada distribution & services	1,750	1,487	18

Total Pharmaceutical Solutions	22,324	19,874	12

Medical-Surgical Solutions	875	744	18

Provider Technologies
Services	297	254	17
Software and software systems	79	62	27
Hardware	41	34	21

Total Provider Technologies	417	350	19

Total Revenues	$23,616	$20,968	13

     Revenues increased by 13% in the first quarter of 2007 compared to the same period a year ago. The increase was primarily due to our Pharmaceutical Solutions segment, which accounted for 95% of our consolidated revenues.
     U.S. Healthcare pharmaceutical direct distribution and services revenues increased primarily reflecting the acquisition of D&K Healthcare Resources, Inc. (“D&K”) during the second quarter of 2006. U.S. Healthcare sales to customers’ warehouses increased primarily as a result of new and expanded agreements with customers.
     Canadian pharmaceutical distribution revenues increased primarily reflecting favorable foreign exchange rates and market growth rates. Had the same U.S. and Canadian dollar exchange rates applied in 2007 as in 2006, revenues from our Canadian operations would have increased approximately 6% in 2007.
     Medical-Surgical Solutions segment distribution revenues increased primarily reflecting an extra week of sales during the quarter and an above market growth rate in the alternate site sector of the business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Provider Technologies segment revenues increased reflecting higher sales and implementations of clinical, imaging and automation solutions. Growth in this segment’s revenues was not materially impacted by business acquisitions.
     Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2006	2005	Change

Gross Profit
Pharmaceutical Solutions	$644	$594	8%
Medical-Surgical Solutions	190	169	12
Provider Technologies	189	162	17

Total	$1,023	$925	11

Gross Profit Margin
Pharmaceutical Solutions	2.88%	2.99%	(11	) bp
Medical-Surgical Solutions	21.71	22.72	(101)
Provider Technologies	45.32	46.29	(97)
Total	4.33	4.41	(8)

     Gross profit increased 11% in the first quarter of 2007 compared to the same period a year ago. As a percentage of revenues, gross profit margin decreased 8 basis points compared to the same period a year ago primarily due to a $51 million receipt of an anti-trust settlement received in 2006. Excluding this settlement, gross profit margin increased primarily reflecting an increase in our gross profit margin in our Pharmaceutical Solutions segment, partially offset by a decrease in gross profit margins in our Medical-Surgical Solutions and Provider Technologies segments.
     During the first quarter of 2007, gross profit margin for our Pharmaceutical Solutions segment increased, excluding the $51 million anti-trust settlement received in 2006, primarily as a result of:
–	an increase in buy side margins which primarily reflect new agreements with the U.S. pharmaceutical manufacturers,

–	the benefit of increased sales of generic drugs with higher margins, and

–	a last-in, first-out (“LIFO”) inventory credit of $10 million in 2007 reflecting our expectation of a LIFO benefit for the full fiscal year. Our Pharmaceutical Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on gross profit. The practice in the Pharmaceutical Solutions distribution business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years.

These increases were partially offset by:

–	a decrease associated with a greater proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment, and

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
–	a $15 million charge pertaining to the writedown of certain abandoned assets within our retail automation group. In the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata”), in exchange for a significant minority interest in Parata. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata will be accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.
     Medical-Surgical Solutions segment’s gross profit margin decreased primarily reflecting pressure on our supplier and customer margins. Provider Technologies segment’s gross profit margin decreased primarily due to a change in product mix.
     Operating Expenses and Other Income:

	Quarter Ended June 30,
(Dollars in millions)	2006	2005	Change

Operating Expenses
Pharmaceutical Solutions	$364	$300		21%
Medical-Surgical Solutions	169	141		20
Provider Technologies	156	133		17
Corporate	62	38		63

Subtotal	751	612		23
Securities Litigation charges, net	—	52		(100)

Total	$751	$664		13

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.63%	1.51%	12	bp
Medical-Surgical Solutions	19.31	18.95		36
Provider Technologies	37.41	38.00		(59)
Total	3.18	3.17		1

Other Income
Pharmaceutical Solutions	$12	$8		50%
Medical-Surgical Solutions	1	1		—
Provider Technologies	2	2		—
Corporate	20	17		18

Total	$35	$28		25

     Operating expenses increased 13%, or 23% excluding the Securities Litigation charge, compared to the same period a year ago. As a percentage of revenues, operating expenses increased 1 basis point, or 26 basis points excluding the Securities Litigation charge. Operating expense dollars excluding the Securities Litigation charge increased primarily due to our business acquisitions, including D&K, additional costs incurred to support our sales volume growth and an extra week’s worth of expenses for our Medical-Surgical Solutions segment. In addition, 2006 operating expenses benefited from a change in estimate for certain compensation and benefit plans. Other income increased primarily reflecting an increase in our equity in earnings of Nadro, S.A. de C.V. (“Nadro”) and higher interest income due to the Company’s favorable cash balances.
     During the first quarter of 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options, or other equity instruments. As a result of the implementation, included in our 2007 operating expenses, we recorded $8 million of pre-tax share-based compensation expense, or $4 million more than the same period a year ago. Share-based compensation expense for 2007 included a credit of $3 million for a cumulative effect adjustment to reflect estimated forfeitures relating to unvested restricted stock and restricted stock units outstanding upon the adoption of SFAS No. 123(R).

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     We continue to expect share-based compensation charges to approximate $0.08 to $0.10 per diluted share, or approximately $0.05 to $0.07 per diluted share more than the share-based compensation expense recognized in our net income in 2006. 2006 net income includes $0.03 per diluted share of compensation expense associated with restricted stock whose intrinsic value as of the grant date is being amortized over the vesting period. Our assessments of estimated compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards, and the attainment of performance goals. As a result, the actual share-based compensation expense in 2007 may differ from the Company’s current estimate.
     Refer to Financial Notes 1 and 4, “Significant Accounting Policies” and “Share-Based Payment,” to the accompanying condensed consolidated financial statements for further discussions regarding our share-based compensation.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended June 30,
(Dollars in millions)	2006	2005	Change

Segment Operating Profit (1)
Pharmaceutical Solutions	$292	$302		(3)%
Medical-Surgical Solutions	22	29		(24)
Provider Technologies	35	31		13

Subtotal	349	362		(4)
Corporate Expenses, net	(42)	(21)		100
Securities Litigation charges, net	—	(52)		(100)
Interest Expense	(22)	(25)		(12)

Income from Continuing Operations, Before Income Taxes	$285	$264		8%

Segment Operating Profit Margin
Pharmaceutical Solutions	1.31%	1.52%	(21	) bp
Medical-Surgical Solutions	2.51	3.90		(139)
Provider Technologies	8.39	8.86		(47)

(1)	Segment operating profit includes gross profit, net of operating expenses plus other income for our three business segments.
     Operating profit as a percentage of revenues decreased in our Pharmaceutical Solutions segment primarily reflecting a decline in gross profit margin which reflects the $51 million anti-trust settlement received in 2006 and an increase in operating expenses as a percentage of revenues. Operating expenses increased primarily reflecting the above noted factors.
     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues decreased reflecting a decline in gross profit margin and an increase in operating expenses as a percentage of revenues. Operating expenses as a percentage of revenues increased primarily due to an increase in the segment’s alternate site revenues, which have a higher cost-to-serve ratio than the segment’s other customers.
     In July 2006, we signed an agreement to sell our Medical-Surgical Solutions segment’s Acute Care business to Owens & Minor, Inc. for $170 million in cash, subject to certain adjustments at closing. The sale is anticipated to close in the third quarter of 2007 subject to customary conditions, including regulatory review. Financial results for this business are expected to be classified as a discontinued operation commencing in the second quarter of 2007, at which time, all applicable prior period amounts will be reclassified. Additionally, we anticipate that this segment will incur restructuring charges in order to align the segment’s remaining operations. We are in the process of finalizing the costs of these plans.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Provider Technologies segment’s operating profit as a percentage of revenues decreased primarily reflecting a decrease in gross profit margin, offset in part by a decrease in operating expenses as a percentage of revenues. Operating expenses for 2007 include $5 million of restructuring charges as a result of a plan intended to reallocate product development and marketing resources, investments in research and development activities and sales functions to support the segment’s revenue growth and due to the segment’s business acquisitions.
     Corporate expenses, net of other income, increased primarily reflecting additional costs incurred to support various initiatives and an increase in expenses associated with charges for loans made to former employees. Corporate expenses for 2006 also benefited from a change in estimate for certain compensation and benefits plans. These unfavorable variances were partially offset by a decrease in legal costs associated with our Securities Litigation and an increase in interest income.
     Securities Litigation Charges, Net: In 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings. During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated reserves were increased by pre-tax charges of $52 million in the first quarter of 2006 and $45 million for fiscal 2006. Additionally, on February 24, 2006, the court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action. As of March 31, 2006, the Securities Litigation accrual was $1,014 million.
     As previously reported, in March 2006, we reached an agreement to settle all claims brought under the Employee Retirement Income Security Act of 1974 (“ERISA”) on behalf of a class of certain participants in the McKesson Profit-Sharing Investment Plan, In re McKesson HBOC, Inc. ERISA Litigation, (No. C-00-20030 RMW). Such settlement called for $19 million, plus certain accrued interest, minus certain costs and expenses such as plaintiffs’ attorneys’ fees. On May 19, 2006, the Honarable Ronald M. Whyte entered an order preliminarily approving the proposed settlement and class notice, and preliminarily approving the action as a mandatory non opt-out settlement class. The final approval and fairness hearing on the settlement is scheduled for September 1, 2006.
     As of June 30, 2006, amounts in escrow increased by $19 million to $981 million primarily reflecting cash transferred for the settlement of the ERISA claims as described above. Additionally, the Securities Litigation accrual was $1,008 million at June 30, 2006 which reflects a $6 million cash payment made in connection with a settlement. We believe our Securities Litigation accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
     Interest Expense: Interest expense for the first quarter of 2007 approximated that of the prior comparable period.
     Income Taxes: The Company’s reported income tax rates for the first quarters of 2007 and 2006 were 35.4% and 35.6%.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
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
     Net Income: Net income was $184 million and $171 million for the first quarters of 2007 and 2006, or $0.60 and $0.55 per diluted share. Net income for 2006 was reduced by an after-tax Securities Litigation charge of $35 million or $0.11 per diluted share.
     A reconciliation between our net income per share reported for U.S. GAAP purposes and our earnings per diluted share, excluding charges for the Securities Litigation for the first quarter of 2006 is as follows:

(In millions except per share amounts)

Net income, as reported	$171
Exclude:
Securities Litigation charges, net	52
Estimated income tax benefit	(17)

Securities Litigation charges, net of tax	35

Net income, excluding Securities Litigation charges	$206

Diluted earnings per common share, excluding Securities Litigation charges (1)	$0.66

Shares on which diluted earnings per common share, excluding the Securities Litigation charges, were based	313

(1)	For 2006, interest expense, net of related income taxes, of $1 million, has been added to net income, excluding the Securities Litigation charges, for purpose of calculating diluted earnings per share. This calculation also includes the impact of dilutive securities (stock options, convertible junior subordinated debentures and restricted stock).
     These pro forma amounts are non-GAAP financial measures. We use these measures internally and consider these results to be useful to investors as they provide the most relevant benchmarks of core operating performance.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 309 million and 313 million for the quarters ended June 30, 2006 and 2005. The decrease in the number of weighted average diluted shares outstanding reflects a decrease in the number of common shares outstanding as a result of repurchased stock, partially offset by exercised stock options, as well as an increase in the common stock equivalents from stock options due to the increase in the Company’s common stock price.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Business Acquisitions and Investments
     In the first quarter of 2007, we acquired the following three entities for a total cost of $87 million, which was paid in cash:
–	Sterling Medical Services LLC (“Sterling”), based in Moorestown, New Jersey, a national provider and distributor of medical disposable supplies, health management services and quality management programs to the home care market. Financial results for Sterling are included in our Medical-Surgical Solutions segment;

–	HealthCom Partners LLC (“HealthCom”), based in Mt. Prospect, Illinois, a leading provider of patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients; and

–	RelayHealth Corporation (“RelayHealth”), based in Emeryville, California, a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. Financial results for HealthCom and RelayHealth are included in our Provider Technologies segment.
     As previously discussed, in the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata, in exchange for a significant minority interest in Parata. Our investment in Parata will be accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.
In 2006, we made the following acquisitions:

–	In the second quarter of 2006, we acquired all of the issued and outstanding stock of D&K of St. Louis, Missouri, for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Financial results for D&K are included in our Pharmaceutical Solutions segment.

–	Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Financial results for Medcon are included in our Provider Technologies segment.
     During the last two years, we also completed a number of other acquisitions and investments within all three of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
     Refer to Financial Note 2, “Acquisitions and Investments,” to the accompanying condensed consolidated financial statements for further discussions regarding our acquisitions and investing activities.
Financial Condition, Liquidity, and Capital Resources
     Operating activities provided cash flow of $295 million and $638 million during the first quarters of 2007 and 2006. In 2006, net cash flows from operations benefited from improved working capital balances, which included the evolving nature of our U.S. pharmaceutical distribution business. Notably, purchases from certain of our suppliers were better aligned with customer demand. Operating activities for 2006 also benefited from a $143 million cash receipt in connection with the amended agreement with a customer. Operating activities for 2007 reflect an increase in our net financial inventory primarily as a result of our revenue growth.
     Investing activities utilized cash of $204 million and $92 million during the first quarters of 2007 and 2006. Investing activities for 2007 reflect the following uses of cash: $91 million paid for business acquisitions, $36 million for our investment in Parata and a $19 million transfer of cash to an escrow account for a future payment of our Securities Litigation.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Financing activities utilized cash of $233 million and provided cash of $63 million in the first quarters of 2007 and 2006. Financing activities for 2007 include an incremental use of cash of $217 million for stock repurchases and $95 million less cash receipts from employees’ exercises of stock options.
     The Company’s Board of Directors (the “Board”) approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006 which permitted the Company to repurchase up to a total of $1 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006 and as of March 31, 2006, less than $1 million of these plans remained available for future repurchases.
     In April 2006, the Board approved a share repurchase plan which permitted the Company to repurchase an additional $500 million of the Company’s common stock. In the first quarter of 2007, we repurchased a total of 6 million shares for $283 million, and $217 million remains available for future repurchases as of June 30, 2006. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions. In July 2006, the Board approved an additional share repurchase plan of up to $500 million of the Company’s common stock.
     Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(Dollars in millions)	2006	2006

Cash and cash equivalents	$2,000	$2,142
Working capital	3,287	3,404
Debt net of cash and cash equivalents	(1,012)	(1,151)
Debt to capital ratio (1)	14.3%	14.4%
Return on stockholders’ equity (2)	13.0%	13.1%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as net income (loss) over the past four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash, receivables and inventories, net of drafts and accounts payable and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements, and a level of investment inventory. Consolidated working capital has decreased primarily reflecting a decrease in cash balances and an improvement in accounts receivable management, partially offset by an increase in net financial inventory. Net financial inventory increased primarily reflecting our revenue growth.
     During the first quarter of 2006, we called for the redemption of the Company’s convertible junior subordinated debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest at a fixed base rate, or a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. These facilities are primarily intended to support our commercial paper borrowings. In June 2006, we renewed our committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place with the exception that the facility amount was reduced to $700 million from $1.4 billion. The renewed facility expires in June 2007. At June 30, 2006, there were no amounts utilized under any of our borrowing facilities.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235 million of term debt could be accelerated. At June 30, 2006, this ratio was 14.3% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:
•	adverse resolution of pending shareholder litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including changes in government regulations and the impact of potential future mandated benefits;

•	competition;

•	changes in private and governmental reimbursement or in the delivery systems for healthcare products and services;

•	governmental and manufacturers’ efforts to regulate or control the pharmaceutical supply chain;

•	changes in pharmaceutical and medical-surgical manufacturers’ pricing, selling, inventory, distribution or supply policies or practices;

•	changes in the availability or pricing of generic drugs;

•	changes in customer mix;

•	substantial defaults in payment or a material reduction in purchases by large customers;

•	challenges in integrating and implementing the Company’s internally used or externally sold software and software systems, or the slowing or deferral of demand or extension of the sales cycle for external software products;

•	continued access to third-party licenses for software and the patent positions of the Company’s proprietary software;

•	the Company’s ability to meet performance requirements in its disease management programs;

•	the adequacy of insurance to cover liability or loss claims;

•	new or revised tax legislation;

•	foreign currency fluctuations or disruptions to foreign operations;

•	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;

•	changes in generally accepted accounting principles (GAAP); and

•	general economic conditions.
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

McKESSON CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2006 Annual Report on Form 10-K.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Financial Note 13, “Other Commitments and Contingent Liabilities,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2006 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the first quarter of 2007.

	Share Repurchases
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

April 1, 2006 - April 30, 2006	—	$—	—	$501
May 1, 2006 - May 31, 2006	3	48.65	3	365
June 1, 2006 - June 30, 2006	3	47.18	3	217

Total	6	47.88	6	217

(1)	In April 2006, the Company’s Board of Directors approved a plan to repurchase up to $500 million of the Company’s common stock. The plan has no expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards. In July 2006, the Board approved an additional share repurchase plan of up to $500 million of the Company’s common stock.

McKESSON CORPORATION
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit No.

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

McKesson Corporation
Dated: July 31, 2006	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller