Form 10-Q
period 2006-09-30
MCKESSON CORP
filed 2006-11-01
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended September 30, 2006

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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common stock, $0.01 par value	295,968,992 shares

Item	Page
PART I—FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets September 30, 2006 and March 31, 2006	3

Condensed Consolidated Statements of Operations Quarters and Six Months ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows Six Months ended September 30, 2006 and 2005	5

Financial Notes	6

2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	22-35

3. Quantitative and Qualitative Disclosures about Market Risk	35

4. Controls and Procedures	35

PART II. OTHER INFORMATION

1. Legal Proceedings	35

1A. Risk Factors	35

2. Unregistered Sales of Equity Securities and Use of Proceeds	36

3. Defaults Upon Senior Securities	36

4. Submission of Matters to a Vote of Security Holders	36

5. Other Information	37

6. Exhibits	38

Signatures	39
EXHIBIT 10.10
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.21
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30,	March 31,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,254	$2,139
Restricted cash	981	962
Receivables, net	5,983	6,247
Inventories	7,791	7,127
Prepaid expenses and other	293	522

Total	17,302	16,997

Property, Plant and Equipment, Net	634	663
Capitalized Software Held for Sale, Net	150	139
Goodwill	1,696	1,637
Intangible Assets, Net	132	116
Other Assets	1,565	1,409

Total Assets	$21,479	$20,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$10,426	$9,944
Deferred revenue	813	827
Current portion of long-term debt	25	26
Securities Litigation	1,002	1,014
Other	1,664	1,679

Total	13,930	13,490

Postretirement Obligations and Other Noncurrent Liabilities	669	599
Long-Term Debt	959	965

Other Commitments and Contingent Liabilities (Note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: September 30, 2006 and March 31, 2006 – 800 Shares issued: September 30, 2006 – 335 and March 31, 2006 – 330	3	3
Additional paid-in capital	3,444	3,238
Other capital	(33)	(75)
Retained earnings	4,248	3,871
Accumulated other comprehensive income	94	55
ESOP notes and guarantees	(17)	(25)
Treasury shares, at cost, September 30, 2006 – 39 and March 31, 2006 – 26	(1,818)	(1,160)

Total Stockholders’ Equity	5,921	5,907

Total Liabilities and Stockholders’ Equity	$21,479	$20,961

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$22,386	$21,253	$45,701	$41,953
Cost of Sales	21,362	20,385	43,681	40,189

Gross Profit	1,024	868	2,020	1,764
Operating Expenses	724	642	1,448	1,232
Securities Litigation Charge (Credit), Net	(6)	—	(6)	52

Total Operating Expenses	718	642	1,442	1,284

Operating Income	306	226	578	480
Other Income, Net	32	35	67	62
Interest Expense	(22)	(22)	(45)	(47)

Income from Continuing Operations Before Income Taxes	316	239	600	495
Income Tax Provision	(29)	(87)	(129)	(177)

Income from Continuing Operations	287	152	471	318
Discontinued Operations, net	(6)	2	(6)	7
Discontinued Operations – gain (loss) on sale, net	(52)	13	(52)	13

Total Discontinued Operations	(58)	15	(58)	20

Net Income	$229	$167	$413	$338

Earnings Per Common Share
Diluted
Continuing operations	$0.94	$0.48	$1.54	$1.02
Discontinued operations	(0.02)	0.01	(0.02)	0.02
Discontinued operations – gain (loss) on sale, net	(0.17)	0.04	(0.17)	0.04

Total	$0.75	$0.53	$1.35	$1.08

Basic
Continuing operations	$0.96	$0.49	$1.57	$1.04
Discontinued operations	(0.02)	0.01	(0.02)	0.03
Discontinued operations – gain (loss) on sale, net	(0.17)	0.04	(0.17)	0.04

Total	$0.77	$0.54	$1.38	$1.11

Dividends Declared Per Common Share	$0.06	$0.06	$0.12	$0.12

Weighted Average Shares
Diluted	305	316	307	315
Basic	298	308	300	305
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2006	2005
Operating Activities
Net income	$413	$338
Discontinued operations, net of income taxes	58	(20)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	139	125
Securities Litigation charge (credit), net	(6)	52
Deferred taxes	70	111
Other non-cash items	(15)	(9)

Total	659	597

Effects of changes in:
Receivables	256	58
Inventories	(635)	262
Drafts and accounts payable	454	1,090
Deferred revenue	12	101
Taxes	33	12
Securities Litigation settlement payments	(6)	(69)
Proceeds from sale of notes receivable	—	28
Other	(88)	(77)

Total	26	1,405

Net cash provided by operating activities	685	2,002

Investing Activities
Property acquisitions	(51)	(82)
Capitalized software expenditures	(86)	(65)
Acquisitions of businesses, less cash and cash equivalents acquired	(95)	(573)
Proceeds from sale of businesses	175	63
Other	(38)	5

Net cash used in investing activities	(95)	(652)

Financing Activities
Repayment of debt	(8)	(20)
Capital stock transactions:
Issuances	191	282
Share repurchases	(658)	(289)
ESOP notes and guarantees	7	9
Dividends paid	(36)	(36)
Other	29	(101)

Net cash used in financing activities	(475)	(155)
Net increase in cash and cash equivalents	115	1,195
Cash and cash equivalents at beginning of period	2,139	1,800

Cash and cash equivalents at end of period	$2,254	$2,995

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2006, and the results of operations for the quarters and six months ended September 30, 2006 and 2005 and cash flows for the six months ended September 30, 2006 and 2005.
     The results of operations for the quarters and six months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2006 consolidated financial statements previously filed with the Securities and Exchange Commission (“SEC”).
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.
     New Accounting Pronouncements. On April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options, or other equity instruments. This standard requires a fair-value based measurement method in accounting for share-based payment transactions. The share-based compensation expense is recognized for the portion of the awards that is ultimately expected to vest. This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25, which was utilized by the Company, was eliminated. We adopted SFAS No. 123(R) using the modified prospective method of transition. See Financial Note 4, “Share-Based Payment,” for further details.
     As a result of the provisions of SFAS No. 123(R), in 2007, we now expect share-based compensation charges to approximate $0.10 to $0.12 per diluted share, or an increase of $0.02 per diluted share from our previous expectations. These charges are now expected to be approximately $0.07 to $0.09 per diluted share more than the share-based compensation expense recognized in our net income in 2006. Our assessments of estimated compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards and the attainment of performance goals. As a result, the actual share-based compensation expense in 2007 may differ from the Company’s current estimate.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will become effective for us in 2008. We are currently assessing the impact of FIN No. 48 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for us in 2009. We are currently assessing the impact of SFAS No. 157; however, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires us to recognize the funded status of our defined benefit plans in the consolidated balance sheets and changes in the funded status in comprehensive income. This standard also requires us to recognize the gains/losses, prior year service costs and transition assets/obligations as a component of other comprehensive income upon adoption, and provide additional annual disclosure. SFAS No.158 does not affect the computation of benefit expense recognized in our consolidated statements of operations. The recognition and disclosure provisions are effective in 2007. In addition, SFAS No. 158 requires us to measure plan assets and benefit obligations as of the year-end balance sheet date effective in 2009. We are required to apply the provisions of this standard prospectively. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for our 2007 annual consolidated financial statements. We are currently assessing the impact of SAB No. 108; however, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.
2. Acquisitions and Investments
     In the first half of 2007, we acquired the following three entities for a total cost of $91 million, which was paid in cash:
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
     Goodwill recognized in these transactions amounted to $60 million.
     In addition, in the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata”), in exchange for a significant minority interest in Parata. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.
     In 2006, we made the following acquisitions:
–	In the second quarter of 2006, we acquired all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri, for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $158 million of the purchase price has been assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Financial results for D&K are included in our Pharmaceutical Solutions segment.
–	Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $60 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. Financial results for Medcon are included in our Provider Technologies segment.
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
3. Discontinued Operations
     Results from discontinued operations were as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005

Income (loss) from discontinued operations
Acute Care	$(10)	$3	$(10)	$10
BioServices	—	—	—	2
Income taxes	4	(1)	4	(5)

Total	$(6)	$2	$(6)	$7

Gain (loss) on sale of discontinued operations
Acute Care	$(49)	$—	$(49)	$—
BioServices	—	22	—	22
Other	6	—	6	—
Income taxes	(9)	(9)	(9)	(9)

Total	$(52)	$13	$(52)	$13

Discontinued operations, net of taxes
Acute Care	$(67)	$2	$(67)	$6
PBI	5	—	5	—
BioServices	—	13	—	14
Other	4	—	4	—

Total	$(58)	$15	$(58)	$20

     In July 2006, we signed an agreement to sell our Medical-Surgical Solutions segment’s Acute Care supply business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million, subject to certain adjustments. This transaction closed on September 30, 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Such presentation includes the classification of all applicable assets of the disposed business under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other” under “Current Liabilities”

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
within our condensed consolidated balance sheets for all periods presented. Revenues associated with the Acute Care business were $274 million and $260 million for the second quarters of 2007 and 2006, and $573 million and $528 million for the first halves of 2007 and 2006.
     Financial results for this discontinued operation include an after-tax loss of $67 million, which primarily consists of an after-tax loss of $61 million for the business’ disposition and $6 million of after-tax losses associated with operations, other asset impairment charges and employee severance costs. The after-tax loss of $61 million for the business’ disposition includes a $79 million non-tax deductible write-off of goodwill, as further described below.
     In connection with this divestiture, we allocated a portion of our Medical-Surgical Solutions segment’s goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture and the fair value of the continuing businesses was determined by a third-party valuation. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
     Additionally, as part of the divestiture, we entered into a transition services agreement (“TSA”) with OMI under which we will continue to provide certain services to the Acute Care business during a transition period of approximately nine months. We also anticipate incurring approximately $6 million of pre-tax employee severance charges over the transition period. These charges, as well as the financial results from the TSA, will be recorded as part of discontinued operations. The continuing cash flows generated from the TSA are not anticipated to be material to our condensed consolidated financial statements.
     In the second quarter of 2007, we also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc. (“PBI”), for net cash proceeds of $10 million. The divestiture resulted in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. Financial results of this business, which were previously included in our Pharmaceutical Solutions segment, have been presented as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. These results were not material to our condensed consolidated financial statements.
     Results for discontinued operations for 2007 also include an after-tax gain of $4 million associated with the collection of a note receivable from a business sold in 2003.
     In the second quarter of 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net cash proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million. Financial results for this business, which were previously included in our Pharmaceutical Solutions segment, have been presented as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. These results were not material to our condensed consolidated financial statements.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
compensation plans using the intrinsic value method under APB Opinion No. 25. This standard generally did not require recognition of compensation expense for the majority of our share-based awards except for RS and RSUs. In addition, as required under APB Opinion No. 25, we previously recognized forfeitures as they occurred.
     The compensation expense recognized under SFAS No. 123(R) has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the balance sheet at September 30, 2006. In addition, SFAS No. 123(R) requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense be reported as a financing cash flow rather than an operating cash flow, as was done under APB Opinion No. 25. For the quarter and six months ended September 30, 2006, $27 million and $36 million of excess tax benefits were recognized.
     In conjunction with the adoption of SFAS No. 123(R), we elected the “short-cut” method for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation. Under this method, a simplified calculation is applied in establishing the beginning APIC pool balance as well as determining the future impact on the APIC pool and our consolidated statements of cash flows relating to the tax effects of share-based compensation. The election of this accounting policy did not have a material impact on our consolidated financial statements.
     I. Impact on Net Income
     During the second quarter and first half of 2007, we recorded $16 million and $24 million of pre-tax share-based compensation expense, compared to $25 million and $32 million pre-tax pro forma expense for the comparable prior year periods. The share-based compensation expense for the second quarter and first half of 2007 was comprised of RS, RSUs and PeRSUs expense of $12 million and $20 million, stock option expense of $2 million and $3 million, and employee stock purchase plan expense of $2 million and $4 million. The amount for the first half of 2007 also included a credit of $3 million for a cumulative effect adjustment to reflect estimated forfeitures relating to unvested RS and RSUs outstanding upon the adoption of SFAS No. 123(R). We recognized tax benefits related to the share-based compensation of $6 million and $8 million in the second quarter and first half of 2007.
     The following table illustrates the impact of share-based compensation on reported amounts:

	Quarter Ended		Six Months Ended
	September 30, 2006		September 30, 2006
		Impact of		Impact of
		Share-Based		Share-Based
(In millions, except per share data)	As Reported	Compensation	As Reported	Compensation

Income from continuing operations before income taxes	$316	$16	$600	$24
Net income	229	10	413	16
Earnings per share:
Diluted	$0.75	$0.03	$1.35	$0.05
Basic	0.77	0.03	1.38	0.05

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     II. SFAS No. 123 Pro Forma Information for 2006
     As noted above, prior to April 1, 2006 we accounted for our employee share-based compensation plans using the intrinsic value method under APB Opinion No. 25. Had compensation expense for our employee share-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as follows:

		Six Months
	Quarter Ended	Ended
	September 30,	September 30,
(In millions, except per share data)	2005	2005

Net income, as reported	$167	$338
Share-based compensation expense included in reported net income, net of income taxes	2	4
Share-based compensation expense determined under the fair value method, net of income taxes	(16)	(20)

Pro forma net income	$153	$322

Earnings per common share:
Diluted — as reported	$0.53	$1.08
Diluted — pro forma	0.48	1.03
Basic — as reported	0.54	1.11
Basic — pro forma	0.50	1.06

     III. Stock Plans
     The 2005 Stock Plan (the “2005 Plan”) provides our employees, officers and non-employee directors share-based long-term incentives. The 2005 Plan permits the granting of stock options, RS, RSUs, PeRSUs and other share-based awards. Under the 2005 Plan, 13 million shares were authorized for issuance, and as of September 30, 2006, 5 million shares remain available for future grant. The 2005 Plan replaced the following three plans in advance of their expirations: 1999 Stock Option and Restricted Stock Plan, the 1997 Directors’ Equity Compensation and Deferral Plan and the 1998 Canadian Incentive Plan (collectively, the “Legacy Plans”). The aggregate remaining 11 million authorized shares under the Legacy Plans were cancelled, although awards under those plans remain outstanding. The 2005 Plan is now the Company’s only plan for providing share-based incentive compensation to employees and non-employee directors of the Company and its affiliates.
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
     IV. Stock Options
     Stock options are granted at not less than fair market value and those options granted under the 2005 Plan have a contractual term of seven years. Prior to 2004, stock options typically vested over a four-year period and had a contractual term of ten years. As noted above, in 2006, 2005 and 2004, we reduced the vesting period of substantially all of the then outstanding unvested stock options, either through acceleration or shortened vesting schedules at grant. It is expected that options granted in 2007 and future years will have a seven-year contractual life and generally follow the four-year vesting schedule. Stock options under the Legacy Plans, which are substantially vested, generally have a ten-year contractual life.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We continue to use the Black-Scholes model to estimate the fair value of our stock options. Once the fair value of an employee stock option value is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual. The option pricing model requires the use of various estimates and assumptions, as follows:
–	Expected stock price volatility is based on a combination of historical volatility of our common stock and implied market volatility. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with emerging employee stock option valuation considerations. Our expected stock price volatility assumption continues to reflect a constant dividend yield during the expected term of the option.

–	Expected dividend yield is based on historical experience and investors’ current expectations.

–	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the time of grant.

–	The expected life of the options is determined based on historical option exercise behavior data, and also reflects the impact of changes in contractual life of current option grants compared to our historical grants.
     Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	2007	2006

Expected stock price volatility	27%	36%
Expected dividend yield	0.5%	0.5%
Risk-free interest rate	5%	4%
Expected life (in years)	5	6

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
     The following table summarizes stock option activity during the first half of 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
(In millions, except per share data)	Shares	Price	Term (Years)	Value (2)

Outstanding, April 1, 2006	46	$43.38
Granted	1	48.12
Exercised	(5)	33.10

Outstanding, September 30, 2006	42	44.72	4	$552

Vested and expected to vest (1), September 30, 2006	42	44.72	4	552

Exercisable, September 30, 2006	40	44.80	4	534

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The aggregate intrinsic value is calculated as the difference between the period-end market price of the Company’s stock and the option exercise price, times the number of “in-the-money” option shares.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     The total intrinsic value of stock options exercised during the second quarters and first halves of 2007 and 2006 was $69 million and $58 million and $92 million and $109 million. The total fair value of stock options vested in the second quarter and first half of 2007 was nil and $1 million. The weighted average grant-date fair value of stock options granted during the second quarters and first halves of 2007 and 2006 was $16.13 and $18.30 and $15.43 and $18.24. Cash received from the exercise of stock options in the second quarters and first halves of 2007 and 2006 was $117 million and $113 million and $167 million and $268 million, and the related tax benefits realized were $27 million and $29 million and $35 million and $48 million. Total compensation expense, net of estimated forfeitures, related to unvested stock options not yet recognized at September 30, 2006 was approximately $21 million, and the weighted-average period over which the cost is expected to be recognized is 3 years.
     V. RS, RSUs and PeRSUs
     RS and RSUs, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of the Company’s common stock, are accounted for at fair value at the date of grant. The fair value of RS and RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in full after three years. The fair value of RS and RSUs with graded vesting and service conditions is expensed on a straight-line basis over the requisite service period. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse.
     Each non-employee director currently receives 2,500 RSUs annually, which vest immediately, and which are expensed upon grant. However, issuance of any shares is delayed until the director is no longer performing services for the Company. At September 30, 2006, 40,000 RSUs for our directors are vested, but shares have not been issued.
     PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. Vesting of such awards ranges from one to three-year periods following the end of the performance period and may follow the graded or cliff method of vesting.
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
     The following table summarizes RS and RSU activity during the first half of 2007:

		Weighted-
		Average
		Grant Date Fair
(In millions, except per share data)	Shares	Value Per Share

Nonvested, April 1, 2006	1	$37.09
Granted	1	48.17

Nonvested, September 30, 2006	2	43.82

     The total fair value of shares vested during the second quarter and first half of 2007 was $1 million and $4 million. As of September 30, 2006, the total compensation cost, net of estimated forfeitures, related to nonvested RS and RSU awards not yet recognized was approximately $33 million, pre-tax, and the weighted-average period over which the cost is expected to be recognized is 3 years.
     In May 2006, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2008 (the “2007 PeRSU”). These target share units are not included in the table above as they have not been granted in the

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
form of a RSU. As of September 30, 2006, the total compensation cost, net of estimated forfeitures, related to nonvested 2007 PeRSUs not yet recognized was approximately $53 million, pre-tax (based on the period-end market price of the Company’s common stock), and the weighted-average period over which the cost is expected to be recognized is 3 years.
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
5. Income Taxes
     During the second quarter of 2007, we recorded a credit to income tax expense of $83 million which primarily pertains to our receipt of a private letter ruling from the U.S. Internal Revenue Service (“IRS”) holding that our payment of approximately $960 million to settle our Securities Litigation Consolidated Action is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Action and related litigation.
6. Restructuring Activities

	Pharmaceutical		Provider
	Solutions		Technologies
(In millions)	Severance	Exit-Related	Severance	Total

Balance, March 31, 2006	$6	$30	$—	$36
Expenses	1	—	6	7
Cash expenditures	(4)	(6)	(4)	(14)
Adjustment to liabilities related to the acquisition of D&K	—	(14)	—	(14)

Balance, September 30, 2006	$3	$10	$2	$15

     During the first half of 2007, we recorded pre-tax restructuring expense of $7 million, which primarily reflected employee termination costs within our Provider Technologies segment. This segment’s restructuring plan was intended to realign product development and marketing resources. Approximately 125 employees were terminated as part of this plan.
     In connection with the D&K acquisition, in 2006 we recorded $10 million of liabilities relating to employee severance costs and $28 million for facility exit and contract termination costs. Approximately 260 employees, consisting primarily of distribution, general and administrative staff, were terminated as part of this restructuring plan. To date, $8 million of severance and $7 million of exit costs have been paid. In connection with the Company’s investment in Parata, $13 million of contract termination costs that were initially estimated as part of the D&K acquisition were extinguished and, as a result, the Company decreased goodwill and decreased its restructuring liability during the first half of 2007. At September 30, 2006, the remaining severance liability for this plan was $2 million, which is anticipated to be paid by the end of 2007, and the remaining facility exit liability was $7 million, which is anticipated to be paid at various dates through 2015.

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
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share data)	2006	2005	2006	2005

Income from continuing operations	$287	$152	$471	$318
Interest expense on convertible junior subordinated debentures, net of tax	—	—	—	1

Income from continuing operations – diluted	287	152	471	319
Discontinued operations	(6)	2	(6)	7
Discontinued operations – gain (loss) on sale, net	(52)	13	(52)	13

Net income – diluted	$229	$167	$413	$339

Weighted average common shares outstanding:
Basic	298	308	300	305
Effect of dilutive securities:
Options to purchase common stock	6	8	6	7
Convertible junior subordinated debentures	—	—	—	3
Restricted stock	1	—	1	—

Diluted	305	316	307	315

Earnings Per Common Share: (1)
Diluted
Continuing operations	$0.94	$0.48	$1.54	$1.02
Discontinued operations, net	(0.02)	0.01	(0.02)	0.02
Discontinued operations – gain (loss) on sale, net	(0.17)	0.04	(0.17)	0.04

Total	$0.75	$0.53	$1.35	$1.08

Basic
Continuing operations	$0.96	$0.49	$1.57	$1.04
Discontinued operations, net	(0.02)	0.01	(0.02)	0.03
Discontinued operations – gain (loss) on sale, net	(0.17)	0.04	(0.17)	0.04

Total	$0.77	$0.54	$1.38	$1.11

(1)	Certain computations may reflect rounding adjustments.
     Approximately 11 million and 12 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended September 30, 2006 and 2005 as their exercise price was higher than the Company’s average stock price. For the six months ended September 30, 2006 and 2005, the number of stock options excluded was approximately 12 million and 17 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
8. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the six months ended September 30, 2006 are as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2006	$495	$672	$470	$1,637
Goodwill acquired, net of purchase price adjustments	(18)	21	43	46
Translation adjustments	2	—	11	13

Balance, September 30, 2006	$479	$693	$524	$1,696

     Information regarding intangible assets is as follows:

	September 30,	March 31,
(In millions)	2006	2006

Customer lists	$159	$139
Technology	94	83
Trademarks and other	42	40

Gross intangibles	295	262
Accumulated amortization	(163)	(146)

Intangible assets, net	$132	$116

     Amortization expense of other intangibles was $11 million and $19 million for the quarter and six months ended September 30, 2006 and $6 million and $12 million for the quarter and six months ended September 30, 2005. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at September 30, 2006 were: 8 years, 4 years and 4 years. Estimated future annual amortization expense of these assets is as follows: $18 million, $28 million, $19 million, $11 million and $8 million for 2007 through 2011, and $28 million thereafter. At September 30, 2006, there was $20 million of other intangibles not subject to amortization.
9. Financing Activities
     In June 2006, we renewed our committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place with the exception that the facility amount was reduced to $700 million from $1.4 billion. The renewed facility expires in June 2007. At September 30, 2006 and March 31, 2006, there were no amounts outstanding under any of our borrowing facilities.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
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
11. Pension and Other Postretirement Benefit Plans
     Net expense for the Company’s defined benefit pension and postretirement plans was $12 million and $23 million for the second quarter and first half of 2007 compared to $11 million and $22 million for the comparable prior year periods. In July 2006, we made a lump sum cash payment of $7 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a $2 million settlement charge was recorded in the second quarter of 2007 associated with the payment.
12. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At September 30, 2006, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $214 million and $7 million of which a nominal amount has been accrued.
     At September 30, 2006, we had commitments of $2 million, primarily consisting of the purchase of services from our equity-held investments, for which no amounts had been accrued.
     In addition, our banks and insurance companies have issued $105 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
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
13. Contract Settlement
     During the second quarter of 2007, we entered into an agreement (the “Settlement Agreement”) that settled a patent infringement litigation brought by us against TriZetto Group, Inc. (“TriZetto”) and filed on September 13, 2004, McKesson Information Solutions LLC v. The TriZetto Group, Inc. (No. 04-1258-SLR). In the lawsuit, we alleged that sales of clinical editing functionality included in TriZetto’s Facets®, QicLinkTM and ClaimFacts® software products infringed one of our patents. As part of the Settlement Agreement, TriZetto will pay us a one-time royalty fee of $15 million (payable in two equal installments in October 2006 and September 2007) for a license for the relevant patent that covers past and future use of TriZetto products and services by all of their existing customers. TriZetto will continue to include its clinical editing functionality in versions of Facets® sold to new health plan customers with 100,000 or fewer members and in versions of QicLinkTM sold to any new customers. TriZetto has also agreed to pay us a royalty fee of 5% of the net licensing revenue received from new sales of Facets® and QicLinkTM containing its clinical editing functionality. Additionally, as part of the Settlement Agreement, TriZetto will no longer include its clinical editing functionality in versions of Facets® sold to new customers with more than 100,000 members, beginning November 1, 2006. In these cases, new customers may choose their clinical editing solution from available third-party providers, including McKesson. The Company expects to amortize the $15 million settlement over the four-year term of the contract, commencing in the third quarter of 2007.
14. Other Commitments and Contingent Liabilities
     I. Securities Litigation
     In our annual report on Form 10-K for the year ended March 31, 2006 and in our Form 10-Q for the quarter ended June 30, 2006, we reported on numerous legal proceedings, including those arising out of our 1999 announcement of accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions LLC (the “Securities Litigation”). Although most of the Securities Litigation matters have been resolved, as reported previously, certain matters remain pending. Significant developments in the Securities Litigation and significant events involving other litigation and claims since the dates of those reports are as follows:
     As previously reported, in March 2006, we reached an agreement to settle all claims brought under the Employee Retirement Income Security Act of 1974 (“ERISA”) on behalf of a class of certain participants in the McKesson Profit-Sharing Investment Plan, In re McKesson HBOC, Inc. ERISA Litigation, (No. C-00-20030 RMW). Such settlement called for the payment of $19 million, plus certain accrued interest, minus certain costs and expenses such as plaintiffs’ attorneys’ fees. On September 1, 2006, the Honorable Ronald M. Whyte entered an order granting final approval to the proposed settlement. The net cash proceeds of the settlement were distributed in October 2006. The order of final approval, and the expiration of the time in which an appeal could have been taken from that order, concludes this matter.
     On September 22, 2006, in the previously disclosed actions brought by the Company against Arthur Andersen LLP (“Andersen”), McKesson Corporation et al. v Andersen et al., (No. 05-04020 RMW) and by Andersen against the Company, Andersen v. McKesson Corporation et al., (No. C-06-02035-RMW), a hearing was conducted on the motions of the Company to dismiss Andersen’s complaint, and Andersen’s motion to dismiss the Company’s complaint. The court has not yet ruled on either of those motions.
     In 2005, as previously reported, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the previously reported action in the Northern District of California captioned, In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Action”) and $240 million for other Securities Litigation proceedings. During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated accrual was increased by net pre-tax charges of $52 million in the first quarter of 2006 and $45 million for fiscal 2006. Additionally, on February 24, 2006, the Court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action. As of March 31, 2006,

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
the Securities Litigation accrual was $1,014 million. The timing of any distribution of escrowed funds is uncertain in that it is conditioned on completion of the class claims administration process and also, the Company believes, on the final resolution of the pending Bear Stearns & Co. appeal.
     During the second quarter of 2007, our Securities Litigation accrual was decreased by a net pre-tax credit of $6 million representing the settlement of the ERISA claims as described above and a reassessment of another case. The Securities Litigation accrual also reflects a $6 million cash payment made in 2007 in connection with a settlement. As of September 30, 2006, the Securities Litigation accrual was $1,002 million. Additionally, as of September 30, 2006, amounts in escrow increased by $19 million to $981 million primarily reflecting cash transferred for the settlement of the ERISA claims. We believe our Securities Litigation reserves are adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
     II. Other Litigation and Claims
     As previously reported, a civil class action complaint was filed against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 05-11148), based on allegations that the Company, in concert with co-defendant First DataBank, Inc. (“FDB”), took certain actions to increase the “Average Wholesale Prices” (“AWPs”) of certain branded drugs in violation of the federal Racketeer Influenced and Corrupt Organizations Act and in violation of other statutory and common law requirements. On October 4, 2006, the plaintiffs and co-defendant FDB announced a proposed settlement, as to FDB only, which calls for downward adjustments to certain FDB published AWPs, a prohibition against all future changes to such AWPs and a prescribed timetable for the cessation of all publication of AWPs by FDB. On October 24, 2006, the Court heard plaintiffs’ petition seeking preliminary approval of the proposed settlement, establishment of a schedule for objections to the settlement, and requesting a hearing date for the Court to consider final approval of the settlement. The Court did not on that date grant preliminary approval of the settlement and did not set a date for a hearing on final approval of the settlement. The Court did order plaintiffs to seek certain amendments to the complaint as a prerequisite to any ruling on plaintiffs’ request for preliminary approval of the settlement. The schedule regarding the proposed settlement, including dates by which the settlement might be preliminarily or finally approved, is uncertain at this time. However, there has been no change to the previously scheduled April 12, 2007, hearing date for consideration of the plaintiffs’ motion for class certification, at which hearing the Company’s objections to class certification will be heard.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
responses sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company.
15. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005

Net income	$229	$167	$413	$338
Foreign currency translation adjustments and other	—	28	39	19

Comprehensive income	$229	$195	$452	$357

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
     In April and July 2006, the Board approved share repurchase plans which permitted the Company to repurchase up to an additional $1 billion ($500 million per plan) of the Company’s common stock. In the second quarter and the first half of 2007, we repurchased a total of 7 million and 13 million shares for $372 million and $656 million, and $345 million remains available for future repurchases as of September 30, 2006. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions.
     As previously discussed, during the first quarter of 2006, we called for the redemption of the Debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
16. Segment Information
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
     The Pharmaceutical Solutions segment distributes ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, software and consulting and outsourcing services to pharmacies, and, through its investment in Parata, sells automated pharmaceutical dispensing systems for retail pharmacies.
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

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
(Unaudited)
     Financial information relating to our segments is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005

Revenues
Pharmaceutical Solutions	$21,366	$20,385	$43,688	$40,258
Medical-Surgical Solutions	580	508	1,157	985
Provider Technologies
Services	311	259	608	513
Software and software systems	93	66	172	128
Hardware	36	35	76	69

Total Provider Technologies	440	360	856	710

Total	$22,386	$21,253	$45,701	$41,953

Operating profit
Pharmaceutical Solutions (1) (2)	$324	$252	$617	$554
Medical-Surgical Solutions	23	20	45	41
Provider Technologies	33	26	68	57

Total	380	298	730	652
Corporate	(48)	(37)	(91)	(58)
Securities Litigation (charge) credit, net	6	—	6	(52)
Interest Expense	(22)	(22)	(45)	(47)

Income from continuing operations before income taxes	$316	$239	$600	$495

(1)	During the second quarter and first half of 2007 and the first half of 2006, we received $10 million and $51 million as our share of settlements of antitrust class action lawsuits brought against drug manufacturers. These settlements were recorded as a credit in cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations.

(2)	During the first half of 2007, we recorded $21 million of charges within our Pharmaceutical Solutions segment as a result of our transaction with Parata. Refer to Financial Note 2, “Acquisitions and Investments.”

	September 30,	March 31,
(In millions)	2006	2006

Segment assets
Pharmaceutical Solutions	$14,149	$13,737
Medical-Surgical Solutions	1,338	1,268
Provider Technologies	1,775	1,602

Total	17,262	16,607
Corporate
Cash and cash equivalents	2,254	2,139
Other	1,963	2,215

Total	$21,479	$20,961

McKESSON CORPORATION
FINANCIAL REVIEW
(Unaudited)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Financial Overview

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions, except per share data)	2006	2005	Change	2006	2005	Change

Revenues	$22,386	$21,253	5%	$45,701	$41,953	9%

Securities Litigation pre-tax charge (credit), net	(6)	—	NM	(6)	52	NM
Income from Continuing Operations Before Income Taxes	316	239	32	600	495	21
Discontinued Operations, net	(58)	15	NM	(58)	20	NM
Net Income	229	167	37	413	338	22

Diluted Earnings Per Share:
Continuing Operations	$0.94	$0.48	96%	$1.54	$1.02	51%
Discontinued Operations	(0.19)	0.05	NM	(0.19)	0.06	NM

Total	$0.75	$0.53	42	$1.35	$1.08	25

NM – not meaningful
     Revenues for the quarter ended September 30, 2006 grew 5% to $22.4 billion, net income increased 37% to $229 million and diluted earnings per share increased 42% to $0.75 compared to the same period a year ago. For the six months ended September 30, 2006, revenue increased 9% to $45.7 billion, net income increased 22% to $413 million and diluted earnings per share increased 25% to $1.35 compared to the same period a year ago.
     Increases in net income and diluted earnings per share primarily reflect higher operating profit in our Pharmaceutical Solutions segment and a decrease in pre-tax charges relating to our Securities Litigation. Net income and diluted earnings per share for 2007 were also impacted by an $83 million credit to our income tax provision relating to the reversal of income tax reserves for our Securities Litigation. This credit was partially offset by $58 million of after-tax losses associated with our discontinued operations. On September 30, 2006, we sold our Medical-Surgical Solutions segment’s Acute Care business for net cash proceeds of $160 million, subject to post closing adjustments. Second quarter 2007 financial results for this business were a loss of $67 million, which includes a $79 million non-tax deductible write-off of goodwill. Financial results for the Acute Care business have been reclassified as a discontinued operation for all periods presented.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
Results of Operations
     Revenues:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions)	2006	2005	Change	2006	2005	Change

Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$13,232	$12,719	4%	$26,710	$25,027	7%
U.S. Healthcare sales to customers’ warehouses	6,483	6,199	5	13,577	12,277	11

Subtotal	19,715	18,918	4	40,287	37,304	8
Canada distribution & services	1,651	1,467	13	3,401	2,954	15

Total Pharmaceutical Solutions	21,366	20,385	5	43,688	40,258	9
Medical-Surgical Solutions	580	508	14	1,157	985	17

Provider Technologies
Services	311	259	20	608	513	19
Software and software systems	93	66	41	172	128	34
Hardware	36	35	3	76	69	10

Total Provider Technologies	440	360	22	856	710	21

Total Revenues	$22,386	$21,253	5	$45,701	$41,953	9

     Revenues increased by 5% and 9% to $22.4 billion and $45.7 billion during the quarter and six months ended September 30, 2006 compared to the same periods a year ago. The increase primarily reflects growth in our Pharmaceutical Solutions segment, which accounted for over 95% of consolidated revenues.
     U.S. Healthcare pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates, expanded agreements with customers and the acquisition of D&K Healthcare Resources, Inc. (“D&K”) during the second quarter of 2006, partially offset by the loss of a large customer. U.S. Healthcare sales to customers’ warehouses increased primarily as a result of new and expanded agreements with customers, offset in part by a decrease in volume from a large customer. Additionally, revenues for our U.S. pharmaceutical distribution business were negatively impacted by one less sales day in 2007 compared to 2006.
     Canadian pharmaceutical distribution revenues increased reflecting favorable foreign exchange rates and market growth rates. Had the same U.S. and Canadian dollar exchange rates applied in 2007 as in 2006, revenues for the second quarter and first half of 2007 from our Canadian operations would have increased approximately 5% compared to the same periods a year ago.
     Medical-Surgical Solutions segment distribution revenues increased primarily reflecting above average market growth rates as well as the acquisition of Sterling Medical Services LLC (“Sterling”) during the first quarter of 2007. Sterling is based in Moorestown, New Jersey, and is a national provider and distributor of medical disposable supplies, health management services and quality management programs to the home care market. Additionally, revenues for the first half of 2007 include an extra week of sales compared to the same period a year ago.
     Provider Technologies segment revenues increased reflecting higher sales and implementations of clinical, imaging, and automation solutions. Growth in this segment’s revenues was not materially impacted by business acquisitions.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Gross Profit:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2006	2005	Change		2006	2005	Change

Gross Profit
Pharmaceutical Solutions	$650	$565	15%		$1,293	$1,159	12%
Medical-Surgical Solutions	166	142	17		331	282	17
Provider Technologies	208	161	29		396	323	23

Total	$1,024	$868	18		$2,020	$1,764	15

Gross Profit Margin
Pharmaceutical Solutions	3.04%	2.77%	27	bp	2.96%	2.88%	8	bp
Medical-Surgical Solutions	28.62	27.95	67		28.61	28.63	(2)
Provider Technologies	47.27	44.72	255		46.26	45.49	77
Total	4.57	4.08	49		4.42	4.20	22

     Gross profit for the second quarter and first half of 2007 increased 18% and 15% to $1,024 million and $2,020 million. As a percentage of revenues, gross profit margin increased 49 basis points to 4.57% for the second quarter of 2007 and 22 basis points to 4.42% for the first half of 2007. Gross profit margin increased primarily reflecting an increase in our gross profit margins in our Pharmaceutical Solutions and Provider Technologies segments.
     Gross profit margin for our Pharmaceutical Solutions segment increased during the second quarter of 2007 compared to the same period a year ago, primarily as a result of the benefit of increased sales of generic drugs with higher margins and the receipt of $10 million of cash proceeds representing our share of a settlement of an antitrust class action lawsuit. In addition, gross profit margin for this segment has experienced a stabilization of its U.S. pharmaceutical distribution business’ sell and buy side margins in 2007.
     Gross profit margin for our Pharmaceutical Solutions segment increased during the first half of 2007 compared to the same period a year ago, primarily as a result of:
•	the benefit of increased sales of generic drugs with higher margins, and

•	a last-in, first-out (“LIFO”) inventory credit of $20 million in the first half of 2007 compared with $10 million in the first half of 2006. These LIFO credits reflect our expectation of a LIFO benefit for the full fiscal year. Our Pharmaceutical Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on gross profit. The practice in the Pharmaceutical Solutions distribution business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years.

These increases were partially offset by:

•	a decrease in amounts of antitrust settlements. Results for the first half of 2007 and 2006 included $10 million and $51 million of cash proceeds representing our share of settlements of various antitrust class action lawsuits,

•	a decrease associated with a greater proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment, and

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
•	a $15 million charge pertaining to the writedown of certain abandoned assets within our retail automation group. During the first half of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata”), in exchange for a significant minority interest in Parata. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.
     Gross profit margins increased in our Medical-Surgical Solutions segment during the second quarter of 2007 compared to the same period a year ago primarily reflecting favorable buy side margins. For the first half of 2007, gross profit margins for this segment approximated that of the prior comparable period. Provider Technologies segment’s gross profit margin increased primarily due to a change in product mix.
     Operating Expenses and Other Income:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2006	2005	Change		2006	2005	Change

Operating Expenses
Pharmaceutical Solutions	$333	$321	4%		$695	$621	12%
Medical-Surgical Solutions	144	123	17		287	242	19
Provider Technologies	177	140	26		333	273	22
Corporate	70	58	21		133	96	39

Subtotal	724	642	13		1,448	1,232	18
Securities Litigation charge (credit), net	(6)	—	NM		(6)	52	NM

Total	$718	$642	12		$1,442	$1,284	12

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.56%	1.57%	(1	) bp	1.59	1.54%	5	bp
Medical-Surgical Solutions	24.83	24.21	62		24.81	24.57	24
Provider Technologies	40.23	38.89	134		38.90	38.45	45
Total	3.21	3.02	19		3.16	3.06	10

Other Income
Pharmaceutical Solutions	$7	$8	(13)%		$19	$16	19%
Medical-Surgical Solutions	1	1	—		1	1	—
Provider Technologies	2	5	(60)		5	7	(29)
Corporate	22	21	5		42	38	11

Total	$32	$35	(9)		$67	$62	8

     Operating expenses increased 12% to $718 million in the second quarter of 2007 (or 13% excluding the Securities Litigation credit) to $724 million and for the first half of 2007 increased 12% to $1,442 million (or 18% excluding the Securities Litigation charges and credits to $1,448 million). As a percentage of revenues, operating expenses increased 19 and 10 basis points to 3.21% and 3.16% for the second quarter and first half of 2007. Excluding the Securities Litigation charges and credits, operating expenses as a percentage of revenues increased 21 and 23 basis points to 3.23% and 3.17% for the second quarter and first half of 2007. Operating expense dollars, excluding the Securities Litigation, increased primarily due to additional costs to support our sales volume growth, our business acquisitions, and employee compensation costs associated with the requirement to expense all share-based compensation. Other income decreased slightly in the second quarter of 2007 and increased slightly in the first half of 2007 compared to the same periods a year ago.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     During the first quarter of 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options, or other equity instruments. As a result of the implementation, included in our second quarter and first half 2007 operating expenses, we recorded $16 million and $24 million of pre-tax share-based compensation expense, or $13 million and $17 million more than the same periods a year ago.
     We now expect share-based compensation charges to approximate $0.10 to $0.12 per diluted share, or an increase of $0.02 per diluted shares more than our previous expectations. These charges are now expected to be approximately $0.07 to $0.09 per diluted share more than the share-based compensation expense recognized in our net income in 2006. 2006 net income includes $0.03 per diluted share of compensation expense associated with restricted stock whose intrinsic value as of the grant date is being amortized over the vesting period. Our assessments of estimated compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards, and the attainment of performance goals. As a result, the actual share-based compensation expense in 2007 may differ from the Company’s current estimate.
     Refer to Financial Notes 1 and 4, “Significant Accounting Policies” and “Share-Based Payment,” to the accompanying condensed consolidated financial statements for further discussions regarding our share-based compensation.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2006	2005	Change		2006	2005	Change

Segment Operating Profit(1)
Pharmaceutical Solutions (2)	$324	$252	29%		$617	$554	11%
Medical-Surgical Solutions	23	20	15		45	41	10
Provider Technologies	33	26	27		68	57	19

Subtotal	380	298	28		730	652	12
Corporate Expenses, net	(48)	(37)	30		(91)	(58)	57
Securities Litigation (charge) credit, net	6	—	NM		6	(52)	NM
Interest Expense	(22)	(22)	—		(45)	(47)	(4)

Income from Continuing Operations, Before Income Taxes	$316	$239	32		$600	$495	21

Segment Operating Profit Margin
Pharmaceutical Solutions	1.52%	1.24%	28	bp	1.41%	1.38%	3	bp
Medical-Surgical Solutions	3.97	3.94	3		3.89	4.16	(27)
Provider Technologies	7.50	7.22	28		7.94	8.03	(9)

(1)	Segment operating profit includes gross profit, net of operating expenses plus other income for our three business segments.

(2)	During the second quarter and first half of 2007 and the first half of 2006, we received $10 million and $51 million as our share of settlements of antitrust class action lawsuits brought against drug manufacturers.
     Operating profit as a percentage of revenues increased in our Pharmaceutical Solutions segment largely as a result of an increase in the segment’s gross profit margin. Results for the second quarter of 2007 also benefited from a leveraging of the segment’s operating expenses as well as the timing of certain expenses. Operating expenses increased in the first half of 2007 primarily reflecting additional costs to support the segment’s sales volume growth, our D&K acquisitions, and employee share-based compensation costs.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues for the second quarter of 2007 approximated that of the prior year comparable period and decreased during the first half of 2007. Operating profit as a percentage of revenues for the first half of 2007 decreased primarily as operating expenses as a percentage of revenues increased. Operating expenses for the segment increased primarily reflecting additional costs to support the segment’s sales volume growth and the acquisition of Sterling. As part of this segment’s divestiture of its Acute Care business, we expect to incur restructuring charges of approximately $5 million in the latter part of 2007 in order to align the segment’s remaining operations.
     Provider Technologies segment’s operating profit as a percentage of revenues increased primarily reflecting an increase in gross profit margin, offset in part by an increase in operating expenses as a percentage of revenues. Operating expenses for the segment increased primarily reflecting investments in research and development activities and sales functions to support the segment’s revenue growth, the segment’s business acquisitions, increases in employee share-based compensation costs and bad debt expense. Operating expenses for 2006 benefited from favorable adjustments to the segment’s bad debt expense. Partially offsetting these increases, during the second quarter of 2006, the segment wrote off $3 million of acquired in-process research and development costs resulting from the Medcon, Ltd. (“Medcon”) acquisition. Additionally, operating expenses for the first half of 2007 include $6 million of restructuring charges as a result of a plan intended to reallocate product development and marketing resources.
     Corporate expenses, net of other income, increased during the second quarter of 2007 primarily reflecting additional costs incurred to support various initiatives, an increase in employee share-based compensation costs and a pension settlement expense. These increases were partially offset by a decrease in charges for loans made to former employees. Corporate expenses, net of other income, increased during the first half of 2007 primarily reflecting additional costs incurred to support various initiatives, as well as increases associated with charges for loans made to former employees and employee share-based compensation costs. These unfavorable variances were partially offset by a decrease in legal costs associated with our Securities Litigation and an increase in interest income. Corporate expenses for the first half of 2006 also benefited from a change in estimate for certain compensation and benefits plans.
     Securities Litigation Charges, Net: In 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the previously reported action in the Northern District of California captioned, In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Action”) and $240 million for other Securities Litigation proceedings. During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated accrual was increased by pre-tax charges of $52 million in the first quarter of 2006 and $45 million for fiscal 2006. Additionally, on February 24, 2006, the Court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action. As of March 31, 2006, the Securities Litigation accrual was $1,014 million. The timing of any distribution of escrowed funds is uncertain in that it is conditioned on completion of the class claims administration process and also, the Company believes, on the final resolution of the pending Bear Stearns & Co. appeal.
     As previously reported, in March 2006, we reached an agreement to settle all claims brought under the Employee Retirement Income Security Act of 1974 (“ERISA”) on behalf of a class of certain participants in the McKesson Profit-Sharing Investment Plan, In re McKesson HBOC, Inc. ERISA Litigation, (No. C-00-20030 RMW). Such settlement called for the payment of $19 million, plus certain accrued interest, minus certain costs and expenses such as plaintiffs’ attorneys’ fees. On September 1, 2006, the Honorable Ronald M. Whyte entered an order granting final approval to the proposed settlement. The net cash proceeds of the settlement were distributed in October 2006. That order of final approval, and the expiration of the time in which an appeal could have been taken from that order, concludes this matter.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     During the second quarter of 2007, our Securities Litigation accrual was decreased by a net pre-tax credit of $6 million representing the settlement of the ERISA claims as described above and a reassessment of another case. The Securities Litigation accrual also reflects a $6 million cash payment made in 2007 in connection with a settlement. As of September 30, 2006, the Securities Litigation accrual was $1,002 million. Additionally, as of September 30, 2006, amounts in escrow increased by $19 million to $981 million primarily reflecting cash transferred for the settlement of the ERISA claims. We believe our Securities Litigation reserves are adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number of remaining cases, the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
     Interest Expense: Interest expense for 2007 approximated that of the prior year comparable periods.
     Income Taxes: The Company’s reported income tax rates for the quarters ended September 30, 2006 and 2005 were 9.2% and 36.4%, and 21.5% and 35.8% for the first halves of 2007 and 2006. During the second quarter of 2007, we recorded a credit to income tax expense of $83 million which primarily pertains to our receipt of a private letter ruling from the U.S. Internal Revenue Service (“IRS”) holding that our payment of approximately $960 million to settle our Securities Litigation Consolidated Action is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Action and related litigation.
     Discontinued Operations:
     Results from discontinued operations were as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005

Discontinued operations, net of taxes
Acute Care	$(67)	$2	$(67)	$6
PBI	5	—	5	—
BioServices	—	13	—	14
Other	4	—	4	—

Total	$(58)	$15	$(58)	$20

     In July 2006, we signed an agreement to sell our Medical-Surgical Solutions segment’s Acute Care supply business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million, subject to certain adjustments. This transaction closed on September 30, 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Revenues associated with the Acute Care business were $274 million and $260 million for the second quarters of 2007 and 2006, and $573 million and $528 million for the first halves of 2007 and 2006. Financial results for this discontinued operation include an after-tax loss of $67 million, which primarily consists of an after-tax loss of $61 million for the business’ disposition and $6 million of after-tax losses associated with operations, other asset impairment charges and employee severance costs. The after-tax loss of $61 million for the business’ disposition includes a $79 million non-tax deductible write-off of goodwill, as further described below.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     In connection with this divestiture, we allocated a portion of our Medical-Surgical Solutions segment’s goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture and the fair value of the continuing businesses was determined by a third-party valuation. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
     Additionally, as part of the divestiture, we entered into a transition services agreement (“TSA”) with OMI under which we will continue to provide certain services to the Acute Care business during a transition period of approximately nine months. We also anticipate incurring approximately $6 million of pre-tax employee severance charges over the transition period. These charges, as well as the financial results from the TSA, will be recorded as part of discontinued operations. The continuing cash flows generated from the TSA are not anticipated to be material to our condensed consolidated financial statements.
     In the second quarter of 2007, we also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc. (“PBI”), for net cash proceeds of $10 million. The divestiture resulted in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. Financial results of this business, which were previously included in our Pharmaceutical Solutions segment, have been presented as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. These results were not material to our condensed consolidated financial statements.
     Results for discontinued operations for 2007 also include an after-tax gain of $4 million associated with the collection of a note receivable from a business sold in 2003.
     In the second quarter of 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net cash proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million. Financial results for this business, which were previously included in our Pharmaceutical Solutions segment, have been presented as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. These results were not material to our condensed consolidated financial statements.
     Refer to Financial Note 3, “Discontinued Operations,” to the accompanying condensed consolidated financial statements for further discussions regarding our divestitures.
     Net Income: Net income was $229 million and $167 million for the second quarters of 2007 and 2006, or $0.75 and $0.53 per diluted share. Net income was $413 million and $338 million for the first halves of 2007 and 2006, or $1.35 and $1.08 per diluted share. Net income for the second quarter and first half of 2007 includes an $87 million after-tax credit, or $0.28 and $0.29 per diluted share, relating to our Securities Litigation. Net income for the first half of 2006 includes a $35 million after-tax Securities Litigation charge, or ($0.11) per diluted share. Net income for 2007 also includes $58 million of after-tax losses for our discontinued operations primarily pertaining to the disposition of our Acute Care business.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     A reconciliation between our net income per share reported in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) purposes and our earnings per diluted share, excluding charges for the Securities Litigation for the second quarters and first halves of 2007 and 2006 is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions except per share amounts)	2006	2005	2006	2005

Net income, as reported	$229	$167	$413	$338
Exclude:
Securities Litigation charge (credit), net	(6)	—	(6)	52
Income taxes	2	—	2	(17)
Income tax reserve reversals	(83)	—	(83)	—

Securities Litigation charge (credit), net of tax	(87)	—	(87)	35

Net income, excluding Securities Litigation charges	$142	$167	$326	$373

Diluted earnings per common share, as reported (1)	$0.75	$0.53	$1.35	$1.08
Diluted earnings per common share, excluding Securities Litigation charge (credit) (1)	$0.47	$0.53	$1.06	$1.19

Shares on which diluted earnings per common share, excluding the Securities Litigation charge (credit), were based	305	316	307	315

(1)	For the six months ended September 30, 2005, interest expense, net of related income taxes, of $1 million, has been added to net income, excluding the Securities Litigation net charges, for purpose of calculating diluted earnings per share. This calculation also includes the impact of dilutive securities (stock options, convertible junior subordinated debentures and restricted stock).
     These pro forma amounts are non-GAAP financial measures. We use these measures internally and consider these results to be useful to investors as they provide the most relevant benchmarks of core operating performance.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 305 million and 316 million for the second quarters of 2007 and 2006 and 307 million and 315 million for the six months ended September 30, 2006 and 2005. The decrease in the number of weighted average diluted shares outstanding reflects a decrease in the number of common shares outstanding as a result of repurchased stock, partially offset by exercised stock options, as well as an increase in the common stock equivalents from stock options due to the increase in the Company’s common stock price.
Business Acquisitions
     In the first half of 2007, we acquired the following three entities for a total cost of $91 million, which was paid in cash:
•	Sterling, based in Moorestown, New Jersey, a national provider and distributor of medical disposable supplies, health management services and quality management programs to the home care market. Financial results for Sterling are included in our Medical-Surgical Solutions segment;

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
•	HealthCom Partners LLC (“HealthCom”), based in Mt. Prospect, Illinois, a leading provider of patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients; and

•	RelayHealth Corporation (“RelayHealth”), based in Emeryville, California, a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. Financial results for HealthCom and RelayHealth are included in our Provider Technologies segment.
     Goodwill recognized in these transactions amounted to $60 million.
     In addition, in the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata, in exchange for a significant minority interest in Parata. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.
     In 2006, we made the following acquisitions:
•	In the second quarter of 2006, we acquired all of the issued and outstanding stock of D&K of St. Louis, Missouri, for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $158 million of the purchase price has been assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Financial results for D&K are included in our Pharmaceutical Solutions segment.

•	Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $60 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. Financial results for Medcon are included in our Provider Technologies segment.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
Segment Reclassifications
     During the second quarter of 2007, we sold our Medical-Surgical Solutions segment’s Acute Care business and a small business within our Pharmaceutical Solutions segment. Financial results for these businesses have been reclassified as discontinued operations. Historical financial results for 2006 and the first quarter of 2007 for our segments’ continuing operations are as follows:

	2006					2007
	Quarter	Quarter	Quarter	Quarter	Year	Quarter
	ended	ended	ended	ended	ended	ended
	June 30,	September	December	March 31,	March 31,	June 30,
(Dollars in millions)	2005	30, 2005	31, 2005	2006	2006	2006

Revenues:
Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$12,308	$12,719	$13,242	$13,763	$52,032	$13,477
U.S. Healthcare sales to customers’ warehouses	6,078	6,199	6,523	6,662	25,462	7,094

Subtotal	18,386	18,918	19,765	20,425	77,494	20,571
Canada direct distribution & services	1,487	1,467	1,530	1,426	5,910	1,750

Total Pharmaceutical Solutions	19,873	20,385	21,295	21,851	83,404	22,321

Medical-Surgical Solutions	477	508	544	508	2,037	577

Provider Technologies
Services	62	66	90	104	322	79
Software and software systems	254	259	269	287	1,069	297
Hardware	34	35	42	40	151	41

Total Provider Technologies	350	360	401	431	1,542	417

Total Revenues	$20,700	$21,253	$22,240	$22,790	$86,983	$23,315

Segment Operating Profit:
Pharmaceutical Solutions	$302	$252	$305	$352	$1,211	$292
Medical-Surgical Solutions	21	20	26	16	83	22
Provider Technologies	31	26	38	48	143	35

Operating Profit	354	298	369	416	1,437	349
Interest Expense	(21)	(37)	(25)	(44)	(127)	(42)
Securities Litigation (charge) credit, net	(52)	—	(1)	8	(45)	—

Income from Continuing Operations, Before Income Taxes	$281	$261	$343	$380	$1,265	$307

Segment Operating Profit Margin:
Pharmaceutical Solutions	1.52%	1.24%	1.43%	1.61%	1.45%	1.31%
Medical-Surgical Solutions	4.40	3.94	4.78	3.15	4.07	3.81
Provider Technologies	8.86	7.22	9.48	11.14	9.27	8.39

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
Financial Condition, Liquidity, and Capital Resources
     Operating activities provided cash of $685 million and $2,002 million during the first halves of 2007 and 2006. Operating activities for 2007 benefited from improved accounts receivable management, reflecting changes in our customer mix, our termination of a customer contract, and an increase in accounts payable associated with improved payment terms. These benefits were partially offset by increases in inventory needed to support our growth. Cash flows from operations in 2006 benefited from improved working capital balances for our U.S. pharmaceutical distribution business as purchases from certain of our suppliers were better aligned with customer demand and as a result, net financial inventory (inventory net of accounts payable) decreased. Operating activities for 2006 also benefited from better inventory management and favorable timing in our working capital accounts, including the timing of a receipt from a large customer and payments to certain vendors. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Operating activities for 2006 also include a $143 million cash receipt in connection with an amended agreement entered into with a customer and cash settlement payments of $69 million for certain Securities Litigation cases.
     Investing activities utilized cash of $95 million and $652 million during the first halves of 2007 and 2006. Investing activities for 2007 reflect payments of $95 million for our business acquisitions, $36 million for our investment in Parata, and a $19 million transfer of cash to an escrow account for a settlement of a Securities Litigation case. Investing activities for 2007 also reflect $175 million of cash proceeds from the sale of our businesses, including $164 million for the sale of our Acute Care business. Investing activities for 2006 reflect payments of $573 million for our business acquisitions, including D&K and Medcon, and cash proceeds of $63 million pertaining to the sale of BioServices.
     Financing activities utilized cash of $475 million and $155 million in the first halves of 2007 and 2006. Financing activities for 2007 include an incremental use of cash of $369 million for stock repurchases and $91 million less cash receipts resulting from employees’ exercises of stock options. Financing activities for 2006 also included $102 million of cash paid for the repayment of life insurance policy loans.
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
     In April and July 2006, the Board approved share repurchases plans which permitted the Company to repurchase up to an additional $1 billion ($500 million per plan) of the Company’s common stock. In the second quarter and the first half of 2007, we repurchased a total of 7 million and 13 million shares for $372 million and $656 million, and $345 million remains available for future repurchases as of September 30, 2006. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions.
     Selected Measures of Liquidity and Capital Resources

	September 30,	March 31,
(Dollars in millions)	2006	2006

Cash and cash equivalents	$2,254	$2,139
Working capital	3,372	3,507
Debt, net of cash and cash equivalents	(1,270)	(1,148)
Debt to capital ratio (1)	14.3%	14.4%
Return on stockholders’ equity (2)	14.0	13.1

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as net income (loss) over the past four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash and cash equivalents, receivables, inventories, drafts and accounts payable, and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
capital that is susceptible to large variations during the year that are a result of a number of factors, including inventory purchase activities, seasonal demands, customer and supplier mix and the timing of receipts from customers and payments to suppliers. Inventory purchase activities are a function of sales volume, product mix, new customer build-up requirements and a level of investment inventory. As of September 30, 2006, consolidated working capital decreased slightly from March 31, 2006, as working capital needed to support our growth and increases in our cash and cash equivalent balances were more than offset by favorable changes in our customer and supplier mix.
     During the first quarter of 2006, we called for the redemption of the Company’s convertible junior subordinated debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest at a fixed base rate, a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. In June 2006, we renewed our committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place with the exception that the facility was reduced to $700 million from $1.4 billion. The renewed facility expires in June 2007. No amounts were outstanding under any of these facilities at September 30, 2006.
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235 million of term debt could be accelerated. At September 30, 2006, this ratio was 14.3% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Financial Note 14, “Other Commitments and Contingent Liabilities,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2006 Form 10-K.

McKESSON CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the second quarter of 2007.

	Share Repurchases
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

July 1, 2006 – July 31, 2006	—	$—	—	$717
August 1, 2006 – August 31, 2006	5	51.36	5	475
September 1, 2006 – September 30, 2006	2	52.52	2	345

Total	7	51.76	7	345

(1)	In April and July 2006, the Company’s Board of Directors approved plans to repurchase up to a total of $1 billion ($500 million per plan) of the Company’s common stock. These plans have no expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on July 26, 2006. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.
     The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve for a three-year term. The vote was as follows:

	Votes For	Votes Withheld
Wayne A. Budd	268,287,029	3,915,414
Alton F. Irby III	264,587,973	7,614,470
David M. Lawrence, M.D.	266,715,464	5,486,979
James V. Napier	266,829,089	5,373,354
     The term of the following directors continued after the meeting:

John H. Hammergren	M. Christine Jacobs
Marie L. Knowles	Robert W. Matschullat
Jane E. Shaw
     The proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending March 31, 2007 received the following vote:

Votes For	Votes Against	Votes Abstained
269,175,565	1,113,064	1,913,814
     Stockholder proposal to adopt a policy that we elect each Director annually received the following vote:

Votes For	Votes Against	Votes Abstained	Broker Non Vote
208,494,813	30,700,121	3,026,182	29,981,327

McKESSON CORPORATION
Item 5. Other Information
     Internal Revenue Code Section 409A (“Code Section 409A”) affects the way nonqualified deferred compensation plans are designed and administered and is effective with respect to amounts deferred, vested or accrued after December 31, 2004. On October 27, 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of McKesson Corporation (the “Company”) approved the amendment and restatement of the Company’s Severance Policy for Executive Employees, the 2005 Stock Plan and the Executive Benefit Retirement Plan, each effective January 1, 2005 primarily to conform the plans to the requirements of Code Section 409A. In addition to the changes required by code Section 409A, the Compensation Committee amended the Executive Benefit Retirement Plan to provide for a lump sum payment as the default form of payment upon retirement from the Company and the Severance Policy for Executive Employees to provide for reimbursement of COBRA premium payments during the severance period and to expand eligibility by allowing the Compensation Committee to designate certain non-executive employees as eligible employees under the policy.
     Also in response to Code Section 409A, on October 27, 2006, the Board of Directors of the Company approved the amended and restated Long Term Incentive Plan and adopted two new nonqualified deferred compensation plans, the Deferred Compensation Plan III (“DCAP III”) and the Supplemental PSIP II. Both plans are successor plans to existing Company nonqualified deferred compensation plans, and all three plans are intended to comply with Code Section 409A.
     In addition, on October 27, 2006, the Board approved a new plan, the Change in Control Policy for Selected Executive Employees (the “Change in Control Policy”), effective November 1, 2006. The Change in Control Policy provides severance payments to certain employees of the Company (including executive officers) upon separation from service, without cause (as defined in the policy) or for good reason (as defined in the policy), as the result of a change in control of the Company. The Change in Control Policy replaces any individual agreements between the Company and its officers with respect to change in control benefits (except with respect to Mr. Hammergren, Mr. Julian and Ms. Pure, each of whom has a written employment agreement with the Company as described below) and expands eligibility for benefits to a larger employee group. Participants in the Change in Control Policy are designated by the Compensation Committee to participate in one of three tiers. Tier one participants are entitled to a cash benefit equal to 2.99 times earnings (as defined in the policy), tier two participants are entitled to a cash benefit equal to two times earnings and tier three participants are entitled to a cash benefit equal to one times earnings. Change in Control Policy participants are eligible for a gross-up payment if the change in control benefits paid under the policy are subject to an excise tax under Internal Revenue Code Section 4999. In addition, if a tier one participant is covered by the Executive Benefit Retirement Plan, his or her straight life annuity benefits under that plan will be calculated by adding three additional years of age and three additional years of service to the participant’s actual age and service. Tier one participants are eligible for three years of continued coverage under the applicable health and life insurance plans, tier two participants are eligible for two years of continued coverage and tier three participants for one year of continued coverage. All participants are eligible for outplacement services as determined by the Executive Vice President, Human Resources.
     Also in response to Code Section 409A, on October 27, 2006, the Compensation Committee approved amended and restated employment agreements with its executive officers John Hammergren (Chairman, President and Chief Executive Officer), Paul Julian (Executive Vice President and Group President) and Pamela Pure (Executive Vice President and President, McKesson Provider Technologies). Each employment agreement has a new initial three-year term. The employment agreements were amended and restated primarily to conform to the requirements of Code Section 409A; however, additional amendments were made. Specifically each employment agreement has been updated to address state law considerations with respect to the non-competition, non-solicitation and nondisclosure covenants.
     Other amendments made to the employment agreements include the following:
•	The Company, in consultation and agreement with the executive, has the authority to delay or restructure payments under the agreement to avoid triggering tax and interest penalties under Code Section 409A;

•	To the extent that severance payments or benefits payable under the agreements are subject to the Code Section 409A required delay in payment to specified employees, the deferred compensation will earn interest at the crediting rate provided for in DCAP III during the delayed payment period;

•	The Company agrees to indemnify the executive for any liability that he or she may incur under Code Section 409A as a direct result of the Company’s failure to administer the employment agreement in compliance with

McKESSON CORPORATION
Code Section 409A. The executive would not be indemnified for any liability that he or she incurs under Code Section 409A as a result of his or her own willful acts or omissions; and

•	The provisions of the Change in Control Policy (described above) are included in the amended employment agreements.
     Mr. Julian’s and Ms. Pure’s employment agreements were further amended to provide the following benefits upon the executive’s separation from service (without cause or for good reason) as a result of a change in control: tier one change in control benefits as described in the Change in Control Policy; continued medical coverage; acceleration of long-term incentives (as provided in the Company’s long-term incentive plans); and a gross-up payment if the change in control benefits are subject to excise tax under Internal Revenue Code Section 4999. Finally, pursuant to Mr. Julian’s employment agreement, his target incentive under the 2005 Management Incentive Plan of McKesson Corporation has been increased to 110% for Fiscal Year 2008.
     Also on October 27, 2006, following a comprehensive review of compensation practices and levels for non-employee directors, the Board of Directors approved an increase in the annual retainer for non-employee directors to $75,000, and an increase in the Committee Chair annual retainers of $5,000 which will result in a $20,000 annual retainer for the Chair of the Audit Committee and $10,000 for each of the Chairs of the Finance Committee and the Committee on Directors and Corporate Governance. The annual retainer for the Chair of the Compensation Committee was increased to $20,000 from $5,000. These changes became effective on October 1, 2006. No further changes were made to the non-employee directors’ compensation program.
     Additionally, an annual retainer of $10,000 was established for the Presiding Director effective July 25, 2007. The role of Presiding Director is rotated annually among the Committee Chairs.
Item 6. Exhibits

Exhibit
Number	Description
10.10	McKesson Corporation Executive Benefit Retirement Plan, amended and restated effective as of October 27, 2006.

10.13	McKesson Corporation Severance Policy for Executive Employees, amended and restated effective as of January 1, 2005.

10.14	McKesson Corporation 2005 Management Incentive Plan, amended and restated effective as of October 27, 2006.

10.15	McKesson Corporation Long-Term Incentive Plan, as amended and restated effective as of January 1, 2005.

10.21	McKesson Corporation 2005 Stock Plan, amended and restated effective as of May 25, 2005.

10.30	Amended and Restated Employment Agreement, effective as of November 1, 2006, by and between McKesson Corporation and its Chairman, President and Chief Executive Officer.

10.31	Amended and Restated Employment Agreement, effective as of November 1, 2006, by and between McKesson Corporation and its Executive Vice President and President, McKesson Provider Technologies.

10.32	Amended and Restated Employment Agreement, effective as of November 1, 2006, by and between McKesson Corporation and its Executive Vice President and Group President.

10.33	McKesson Corporation Change in Control Policy for Selected Executive Employees, effective as of November 1, 2006.

10.34	McKesson Corporation Deferred Compensation Administration Plan III (“DCAP III”), effective as of January 1, 2005.

10.35	McKesson Corporation Supplemental PSIP II, effective as of January 1, 2005.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

McKESSON CORPORATION

Exhibit
Number	Description
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: November 1, 2006	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller