Form 10-Q
period 2006-12-31
MCKESSON CORP
filed 2007-01-30
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended December 31, 2006

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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2006

Common stock, $0.01 par value	295,397,045 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,013	$2,139
Restricted cash	962	962
Receivables, net	6,427	6,247
Inventories	8,616	7,127
Prepaid expenses and other	286	522

Total	18,304	16,997

Property, Plant and Equipment, Net	616	663
Capitalized Software Held for Sale, Net	156	139
Goodwill	1,694	1,637
Intangible Assets, Net	132	116
Other Assets	1,588	1,409

Total Assets	$22,490	$20,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$10,859	$9,944
Deferred revenue	1,048	827
Current portion of long-term debt	25	26
Securities Litigation	984	1,014
Other	1,810	1,659

Total	14,726	13,470

Postretirement Obligations and Other Noncurrent Liabilities	709	619
Long-Term Debt	957	965

Other Commitments and Contingent Liabilities (Note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: December 31, 2006 and March 31, 2006 – 800 Shares issued: December 31, 2006 – 336 and March 31, 2006 – 330	3	3
Additional paid-in capital	3,508	3,238
Other capital	(32)	(75)
Retained earnings	4,473	3,871
Accumulated other comprehensive income	76	55
ESOP notes and guarantees	(15)	(25)
Treasury shares, at cost, December 31, 2006 – 41 and March 31, 2006 – 26	(1,915)	(1,160)

Total Stockholders’ Equity	6,098	5,907

Total Liabilities and Stockholders’ Equity	$22,490	$20,961

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$23,111	$22,240	$68,812	$64,193
Cost of Sales	22,050	21,266	65,731	61,455

Gross Profit	1,061	974	3,081	2,738

Operating Expenses	743	665	2,191	1,897
Securities Litigation Charge (Credit), Net	—	1	(6)	53

Total Operating Expenses	743	666	2,185	1,950

Operating Income	318	308	896	788

Other Income, Net	39	35	106	97
Interest Expense	(23)	(22)	(68)	(69)

Income from Continuing Operations Before Income Taxes	334	321	934	816

Income Tax Provision	(94)	(117)	(223)	(294)

Income from Continuing Operations	240	204	711	522

Discontinued Operations, net	3	(11)	(3)	(4)
Discontinued Operations – gain (loss) on sales, net	—	—	(52)	13

Total Discontinued Operations	3	(11)	(55)	9

Net Income	$243	$193	$656	$531

Earnings Per Common Share
Diluted
Continuing operations	$0.79	$0.64	$2.33	$1.66
Discontinued operations	0.01	(0.03)	(0.01)	(0.01)
Discontinued operations – gain (loss) on sales, net	—	—	(0.17)	0.04

Total	$0.80	$0.61	$2.15	$1.69

Basic
Continuing operations	$0.81	$0.66	$2.38	$1.71
Discontinued operations	0.01	(0.03)	(0.01)	(0.01)
Discontinued operations – gain (loss) on sales, net	—	—	(0.17)	0.04

Total	$0.82	$0.63	$2.20	$1.74

Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.18

Weighted Average Shares
Diluted	302	316	305	315
Basic	296	307	299	306
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Operating Activities
Net income	$656	$531
Discontinued operations, net of income taxes	55	(9)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	208	194
Securities Litigation charge (credit), net	(6)	53
Deferred taxes	77	226
Other non-cash items	(29)	(15)

Total	961	980

Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(132)	(438)
Inventories	(1,464)	(350)
Drafts and accounts payable	914	1,221
Deferred revenue	240	307
Taxes	35	2
Securities Litigation settlement payments	(25)	(227)
Proceeds from sale of notes receivable	—	28
Other	26	(57)

Total	(406)	486

Net cash provided by operating activities	555	1,466

Investing Activities
Property acquisitions	(76)	(138)
Capitalized software expenditures	(119)	(127)
Acquisitions of businesses, less cash and cash equivalents acquired	(106)	(560)
Proceeds from sale of businesses	175	63
Other	(26)	(6)

Net cash used in investing activities	(152)	(768)

Financing Activities
Repayment of debt	(11)	(23)
Capital stock transactions:
Issuances	239	435
Share repurchases	(756)	(579)
ESOP notes and guarantees	10	12
Dividends paid	(54)	(55)
Other	43	(107)

Net cash used in financing activities	(529)	(317)
Net increase (decrease) in cash and cash equivalents	(126)	381
Cash and cash equivalents at beginning of period	2,139	1,800

Cash and cash equivalents at end of period	$2,013	$2,181

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2006, and the results of operations for the quarters and nine months ended December 31, 2006 and 2005 and cash flows for the nine months ended December 31, 2006 and 2005.
     The results of operations for the quarters and nine months ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2006 consolidated financial statements previously filed with the Securities and Exchange Commission (“SEC”).
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
     As a result of the provisions of SFAS No. 123(R), in 2007, we expect share-based compensation charges to approximate $0.10 to $0.12 per diluted share. These charges are expected to be approximately $0.07 to $0.09 per diluted share more than the share-based compensation expense recognized in our net income in 2006. Our assessments of estimated compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards and the attainment of performance goals. As a result, the actual share-based compensation expense in 2007 may differ from the Company’s current estimate.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for our 2007 annual consolidated financial statements. We are currently assessing the impact of SAB No. 108; however, we do not believe its adoption will have a material effect on our consolidated financial statements.
2. Acquisitions and Investments
     On November 5, 2006, we entered into a definitive agreement to acquire all of the outstanding shares of Per-Se Technologies, Inc. (“Per-Se”) of Alpharetta, Georgia for $28.00 per share in cash, or approximately $1.8 billion in aggregate including the assumption of Per-Se’s debt. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. On January 26, 2007, we acquired Per-Se. The acquisition was funded with cash on hand and through the use of a new interim credit facility (refer to Financial Note 9, “Financing Activities”). Financial results for Per-Se will primarily be included within our Provider Technologies segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     In the first quarter of 2007, we acquired the following three entities for a total cost of $92 million, which was paid in cash:
–	Sterling Medical Services LLC (“Sterling”), based in Moorestown, New Jersey, a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. Financial results for Sterling are included in our Medical-Surgical Solutions segment;

–	HealthCom Partners LLC (“HealthCom”), based in Mt. Prospect, Illinois, a leading provider of patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients; and

–	RelayHealth Corporation (“RelayHealth”), based in Emeryville, California, a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. Financial results for HealthCom and RelayHealth are included in our Provider Technologies segment.
     Goodwill recognized in these transactions amounted to $61 million.
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
In 2006, we made the following acquisitions:

–	In the second quarter of 2006, we acquired all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $158 million of the purchase price has been assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Financial results for D&K are included in our Pharmaceutical Solutions segment.

–	Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $60 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. Financial results for Medcon are included in our Provider Technologies segment.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
3. Discontinued Operations
     Results from discontinued operations were as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2006	2005	2006	2005

Income (loss) from discontinued operations
Acute Care	$5	$(18)	$(5)	$(8)
BioServices	—	—	—	2
Income taxes	(2)	7	2	2

Total	$3	$(11)	$(3)	$(4)

Gain (loss) on sale of discontinued operations
Acute Care	$—	$—	$(49)	$—
BioServices	—	—	—	22
Other	—	—	6	—
Income taxes		—	(9)	(9)

Total	$—	$—	$(52)	$13

Discontinued operations, net of taxes
Acute Care	$3	$(11)	$(64)	$(5)
PBI	—	—	5	—
BioServices	—	—	—	14
Other	—	—	4	—

Total	$3	$(11)	$(55)	$9

     In the second quarter of 2007, we sold our Medical-Surgical Solutions segment’s Acute Care supply business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Such presentation includes the classification of all applicable assets of the disposed business under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other” under “Current Liabilities” within our condensed consolidated balance sheets for all periods presented. Revenues associated with the Acute Care business prior to its disposition were $269 million and $797 million for the third quarter and first nine months of 2006 and $573 million for the first half of 2007.
     Financial results for the nine months ended December 31, 2006 for this discontinued operation include an after-tax loss of $64 million, which primarily consists of an after-tax loss of $61 million for the business’ disposition and $3 million of after-tax losses associated with operations, other asset impairment charges and employee severance costs. The after-tax loss of $61 million for the business’ disposition includes a $79 million non-tax deductible write-off of goodwill, as further described below.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     Additionally, as part of the divestiture, we entered into a transition services agreement (“TSA”) with OMI under which we continue to provide certain services to the Acute Care business during a transition period of approximately nine months. We also anticipate incurring approximately $5 million of pre-tax employee severance charges over the transition period. These charges, as well as the financial results from the TSA, are recorded as part of discontinued operations. The continuing cash flows generated from the TSA are not material to our condensed consolidated financial statements.
     In 2005, our Acute Care business entered into an agreement with a third party vendor to sell the vendor’s proprietary software and services. The terms of the contract required us to prepay certain royalties. During the third quarter of 2006, we ended marketing and sale of the software under the contract. As a result of this decision, we recorded a $15 million pre-tax charge in the third quarter of 2006 to write-off the remaining balance of the prepaid royalties.
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
     Results for discontinued operations for the nine months ended December 31, 2006 also include an after-tax gain of $4 million associated with the collection of a note receivable from a business sold in 2003.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
4. Share-Based Payment
     We provide various share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards.”) On April 1, 2006, we adopted SFAS No. 123(R), as discussed in Financial Note 1, “Significant Accounting Policies.” Accordingly, we began to recognize compensation expense for the fair value of share-based awards granted, modified, repurchased or cancelled from April 1, 2006 forward. For the unvested portion of awards issued prior to and outstanding as of April 1, 2006, the expense is recognized at the grant-date fair value as the remaining requisite service is rendered. We recognize compensation expense on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For the awards with performance conditions, we recognize the expense on a straight-line basis, treating each vesting tranche as a separate award. In 2006, 2005 and 2004, we reduced the vesting period of substantially all of the then outstanding stock options for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R), either through acceleration or shortened vesting schedules at grant. We adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior period financial statements. Prior to adopting SFAS No. 123(R), we accounted for our employee share-based compensation plans using the intrinsic value method under APB Opinion No. 25. This standard generally did not require recognition of compensation expense for the majority of our share-based awards except for RS and RSUs. In addition, as required under APB Opinion No. 25, we previously recognized forfeitures as they occurred.
     The compensation expense recognized under SFAS No. 123(R) has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the balance sheet at December 31, 2006. In addition, SFAS No. 123(R) requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense be reported as a financing cash flow rather than an operating cash flow, as was done under APB Opinion No. 25. For the quarter and nine months ended December 31, 2006, $7 million and $43 million of excess tax benefits were recognized.
     In conjunction with the adoption of SFAS No. 123(R), in the first quarter of 2007, we elected the “short-cut” method for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation. Under this method, a simplified calculation is applied in establishing the beginning APIC pool balance as well as determining the future impact on the APIC pool and our consolidated statements of cash flows relating to the tax effects of share-based compensation. The election of this accounting policy did not have a material impact on our consolidated financial statements.
     I. Impact on Net Income
     During the third quarter and first nine months of 2007, we recorded $15 million and $39 million of pre-tax share-based compensation expense, compared to $39 million and $71 million pre-tax pro forma expense for the comparable prior year periods. The share-based compensation expense for the third quarter and first nine months of 2007 was comprised of RS, RSUs and PeRSUs expense of $12 million and $29 million, stock option expense of $2 million and $5 million, and employee stock purchase plan expense of $1 million and $5 million. We recognized tax benefits related to the share-based compensation of $5 million and $13 million in the third quarter and first nine months of 2007.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     The following table illustrates the impact of share-based compensation on reported amounts:

	Quarter Ended		Nine Months Ended
	December 31, 2006		December 31, 2006
		Impact of		Impact of
		Share-Based		Share-Based
(In millions, except per share data)	As Reported	Compensation	As Reported	Compensation

Income from continuing operations before income taxes	$334	$15	$934	$39
Net income	243	10	656	26
Earnings per share:
Diluted	$0.80	$0.03	$2.15	$0.08
Basic	0.82	0.03	2.20	0.08

     II. SFAS No. 123 Pro Forma Information for 2006
     As noted above, prior to April 1, 2006 we accounted for our employee share-based compensation plans using the intrinsic value method under APB Opinion No. 25. Had compensation expense for our employee share-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as follows:

		Nine Months
	Quarter Ended	Ended
	December 31,	December 31,
(In millions, except per share data)	2005	2005

Net income, as reported	$193	$531
Share-based compensation expense included in reported net income, net of income taxes	3	7
Share-based compensation expense determined under the fair value method, net of income taxes	(24)	(43)

Pro forma net income	$172	$495

Earnings per common share:
Diluted — as reported	$0.61	$1.69
Diluted — pro forma	0.54	1.57
Basic — as reported	0.63	1.74
Basic — pro forma	0.56	1.62

     III. Stock Plans
     The 2005 Stock Plan (the “2005 Plan”) provides our employees, officers and non-employee directors share-based long-term incentives. The 2005 Plan permits the granting of stock options, RS, RSUs, PeRSUs and other share-based awards. Under the 2005 Plan, 13 million shares were authorized for issuance, and as of December 31, 2006, 5 million shares remain available for future grant. The 2005 Plan replaced the following three plans in advance of their expirations: 1999 Stock Option and Restricted Stock Plan, the 1997 Directors’ Equity Compensation and Deferral Plan and the 1998 Canadian Incentive Plan (collectively, the “Legacy Plans”). The aggregate remaining 11 million authorized shares under the Legacy Plans were cancelled, although awards under those plans remain outstanding. The 2005 Plan is now the Company’s only plan for providing share-based incentive compensation to employees and non-employee directors of the Company and its affiliates.
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

     The estimated forfeiture rate, which reduces all share-based awards expense, is based on historical experience. The estimated forfeiture rate at grant is re-assessed periodically and revised if actual forfeitures differ materially from those estimates. In addition, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2007, we accounted for forfeitures as they occurred. The weighted-average forfeiture rate is approximately 9%. The actual forfeitures in the future reporting periods could be materially higher or lower than our current estimates. As a result, the share-based compensation expense in 2007 may differ from the Company’s current estimate.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     The following table summarizes stock option activity during the first nine months of 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
(In millions, except per share data)	Shares	Price	Term (Years)	Value (2)

Outstanding, April 1, 2006	46	$43.38
Granted	1	48.12
Exercised	(6)	33.19

Outstanding, December 31, 2006	41	45.03	4	$468

Vested and expected to vest (1), December 31, 2006	40	45.06	4	465

Exercisable, December 31, 2006	39	45.10	4	455

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The aggregate intrinsic value is calculated as the difference between the period-end market price of the Company’s stock and the option exercise price, times the number of “in-the-money” option shares.
     The total intrinsic value of stock options exercised during the third quarters and first nine months of 2007 and 2006 was $19 million and $73 million and $111 million and $182 million. The total fair value of stock options vested in the third quarter and first nine months of 2007 was $1 million and $2 million. The weighted average grant-date fair value of stock options granted during the first nine months of 2007 and the third quarter and first nine months of 2006 was $15.43 and $17.79 and $18.23. Cash received from the exercise of stock options in the third quarters and first nine months of 2007 and 2006 was $38 million and $145 million and $205 million and $413 million, and the related tax benefits realized were $7 million and $23 million and $42 million and $71 million. Total compensation expense, net of estimated forfeitures, related to unvested stock options not yet recognized at December 31, 2006 was approximately $20 million, and the weighted-average period over which the cost is expected to be recognized is 3 years.
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
     Each non-employee director currently receives 2,500 RSUs annually, which vest immediately, and which are expensed upon grant. However, issuance of any shares is delayed until the director is no longer performing services for the Company. At December 31, 2006, 40,000 RSUs for our directors are vested, but shares have not been issued.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
on a straight-line basis, treating each vesting tranche as a separate award, over the requisite service period of four years. For RS and RSUs with service conditions, we have elected to amortize the expense on a straight-line basis.
     The following table summarizes RS and RSU activity during the first nine months of 2007:

		Weighted-
		Average
		Grant Date Fair
(In millions, except per share data)	Shares	Value Per Share

Nonvested, April 1, 2006	1	$37.09
Granted	1	48.22

Nonvested, December 31, 2006	2	44.01

     The total fair value of shares vested during the third quarter and first nine months of 2007 was nil and $4 million. As of December 31, 2006, the total compensation cost, net of estimated forfeitures, related to nonvested RS and RSU awards not yet recognized was approximately $32 million, pre-tax, and the weighted-average period over which the cost is expected to be recognized is 3 years.
     In May 2006, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2008 (the “2007 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of a RSU. As of December 31, 2006, the total compensation cost, net of estimated forfeitures, related to nonvested 2007 PeRSUs not yet recognized was approximately $43 million, pre-tax (based on the period-end market price of the Company’s common stock), and the weighted-average period over which the cost is expected to be recognized is 2 years.
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
5. Income Taxes
     During the third quarter of 2007, we decreased our estimated effective tax rate from 35.0% to 34.0% primarily due to a higher proportion of income attributed to foreign countries that have lower income tax rates. This decrease required a $6 million cumulative catch-up benefit to income taxes in the third quarter of 2007 for income associated with the first half of 2007. Also, during the third quarter of 2007, we recorded an $8 million income tax benefit arising primarily from settlements and adjustments with various taxing authorities and a $6 million income tax benefit due to research and development investment tax credits from our Canadian operations.
     During the second quarter of 2007, we recorded a credit to income tax expense of $83 million which primarily pertains to our receipt of a private letter ruling from the U.S. Internal Revenue Service (“IRS”) holding that our payment of approximately $960 million to settle our Securities Litigation Consolidated Action is fully tax-

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Action and related litigation. Income tax expense for the nine months ended December 31, 2005 includes a $7 million charge which primarily relates to tax settlements and adjustments with various taxing authorities.
6. Restructuring Activities

	Pharmaceutical		Provider
	Solutions		Technologies
(In millions)	Severance	Exit-Related	Severance	Total

Balance, March 31, 2006	$6	$29	$1	$36
Expenses	1	(1)	5	5
Cash expenditures	(5)	(7)	(5)	(17)
Adjustment to liabilities related to the acquisition of D&K	—	(14)	—	(14)

Balance, December 31, 2006	$2	$7	$1	$10

     During the first nine months of 2007, we recorded pre-tax restructuring expense of $5 million, which primarily reflected employee termination costs within our Provider Technologies segment. This segment’s restructuring plan was intended to realign product development and marketing resources. Approximately 125 employees were terminated as part of this plan.
     In connection with the D&K acquisition, in 2006 we recorded $10 million of liabilities relating to employee severance costs and $28 million for facility exit and contract termination costs. Approximately 260 employees, consisting primarily of distribution, general and administrative staff, were terminated as part of this restructuring plan. To date, $8 million of severance and $9 million of exit costs have been paid. In connection with the Company’s investment in Parata, $13 million of contract termination costs that were initially estimated as part of the D&K acquisition were extinguished and, as a result, the Company decreased goodwill and decreased its restructuring liability during the first nine months of 2007. At December 31, 2006, the remaining severance liability for this plan was $2 million, which is anticipated to be paid by the end of 2007, and the remaining facility exit liability was $5 million, which is anticipated to be paid at various dates through 2015.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share data)	2006	2005	2006	2005

Income from continuing operations	$240	$204	$711	$522
Interest expense on convertible junior subordinated debentures, net of tax	—	—	—	1

Income from continuing operations – diluted	240	204	711	523
Discontinued operations	3	(11)	(3)	(4)
Discontinued operations – gain (loss) on sales, net	—	—	(52)	13

Net income – diluted	$243	$193	$656	$532

Weighted average common shares outstanding:
Basic	296	307	299	306
Effect of dilutive securities:
Options to purchase common stock	6	8	6	8
Convertible junior subordinated debentures	—	—	—	1
Restricted stock		1		—

Diluted	302	316	305	315

Earnings Per Common Share: (1)
Diluted
Continuing operations	$0.79	$0.64	$2.33	$1.66
Discontinued operations, net	0.01	(0.03)	(0.01)	(0.01)
Discontinued operations – gain (loss) on sales, net	—	—	(0.17)	0.04

Total	$0.80	$0.61	$2.15	$1.69

Basic
Continuing operations	$0.81	$0.66	$2.38	$1.71
Discontinued operations, net	0.01	(0.03)	(0.01)	(0.01)
Discontinued operations – gain (loss) on sales, net	—	—	(0.17)	0.04

Total	$0.82	$0.63	$2.20	$1.74

(1)	Certain computations may reflect rounding adjustments.
     Approximately 12 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended December 31, 2006 and 2005 as their exercise price was higher than the Company’s average stock price. For the nine months ended December 31, 2006 and 2005, the number of stock options excluded was approximately 12 million and 17 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
8. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the nine months ended December 31, 2006 are as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2006	$495	$672	$470	$1,637
Goodwill acquired, net of purchase price adjustments	(26)	29	43	46
Translation adjustments	1	—	10	11

Balance, December 31, 2006	$470	$701	$523	$1,694

     Information regarding intangible assets is as follows:

	December 31,	March 31,
(In millions)	2006	2006

Customer lists	$164	$139
Technology	98	83
Trademarks and other	43	40

Gross intangibles	305	262
Accumulated amortization	(173)	(146)

Intangible assets, net	$132	$116

     Amortization expense of other intangibles was $10 million and $29 million for the quarter and nine months ended December 31, 2006 and $8 million and $20 million for the quarter and nine months ended December 31, 2005. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at December 31, 2006 were: 8 years, 4 years and 4 years. Estimated future annual amortization expense of these assets is as follows: $9 million, $31 million, $22 million, $12 million and $10 million for 2007 through 2011, and $28 million thereafter. At December 31, 2006, there was $20 million of other intangibles not subject to amortization.
9. Financing Activities
     In June 2006, we renewed our committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place with the exception that the facility amount was reduced to $700 million from $1.4 billion. The renewed facility expires in June 2007. At December 31, 2006 and March 31, 2006, there were no amounts outstanding under any of our borrowing facilities.
     In connection with our purchase of Per-Se in January 2007, we entered into a new $1.8 billion interim credit facility. The interim credit facility is a 364-day unsecured facility which has terms substantially similar to those contained in the Company’s existing revolving credit facility. We anticipate replacing the interim credit facility with a permanent bond financing in an amount up to $1.2 billion by the end of the fourth quarter of 2007.
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
11. Pension and Other Postretirement Benefit Plans
     Net expense for the Company’s defined benefit pension and postretirement plans was $12 million and $35 million for the third quarter and first nine months of 2007 compared to $10 million and $32 million for the comparable prior year periods. The third quarter of 2007 expense reflects a $2 million curtailment and special termination benefit charge in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” In July 2006, we made a lump sum cash payment of $7 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, a $2 million settlement charge was recorded in the second quarter of 2007 associated with the payment.
12. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At December 31, 2006, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $100 million and $7 million of which a nominal amount has been accrued.
     At December 31, 2006, we had commitments of $2 million of cash contributions to our equity-held investments, for which no amounts had been accrued.
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
13. Contract Settlement
     During the second quarter of 2007, we entered into an agreement (the “Settlement Agreement”) that settled a patent infringement litigation we filed against TriZetto Group, Inc. (“TriZetto”) on September 13, 2004, McKesson Information Solutions LLC v. The TriZetto Group, Inc. (No. 04-1258-SLR). In the lawsuit, we alleged that clinical editing functionality included in TriZetto’s Facets®, QicLinkTM and ClaimFacts® software products infringed one of our patents. As part of the Settlement Agreement, TriZetto agreed to pay us a one-time royalty fee of $15 million (payable in two equal installments in October 2006 and September 2007) for a license for the relevant patent that covers past and future use of TriZetto products and services by all of their existing customers. TriZetto continues to include its clinical editing functionality in versions of Facets® sold to new health plan customers with 100,000 or fewer members and in versions of QicLinkTM sold to any new customers. TriZetto also agreed to pay us a royalty fee of 5% of the net licensing revenue received from new sales of Facets® and QicLinkTM containing its clinical editing functionality. Additionally, as part of the Settlement Agreement, TriZetto no longer includes its clinical editing functionality in versions of Facets® sold to new customers with more than 100,000 members, effective November 1, 2006. In these cases, new customers may choose their clinical editing solution from available third-party providers, including McKesson. The Company started amortizing the $15 million settlement over the four-year term of the contract, commencing in the third quarter of 2007.
14. Other Commitments and Contingent Liabilities
     I. Securities Litigation
     In our annual report on Form 10-K for the year ended March 31, 2006 and in our Form 10-Q for the quarters ended June 30, 2006, and September 30, 2006, we reported on numerous legal proceedings, including those arising out of our 1999 announcement of accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions LLC (the “Securities Litigation”). Although most of the Securities Litigation matters have been resolved, as reported previously, certain matters remain pending. Significant developments in the Securities Litigation and significant developments relating to other litigation and claims since the earlier referenced reports, are as follows:
     The previously reported action, James Gilbert v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 02VS032502C), was settled in January of 2007 for approximately the same amount accrued for this action at December 31, 2006.
     In 2005, as previously reported, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the previously reported

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
action in the Northern District of California captioned, In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Action”) and $240 million for other Securities Litigation proceedings. During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated accrual was increased by net pre-tax charges of $52 million and $1 million during the first and third quarters of 2006 and a total net pre-tax charge of $45 million for fiscal 2006. Additionally, on February 24, 2006, the Court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action. As of March 31, 2006, the Securities Litigation accrual was $1,014 million. The timing of any distribution of escrowed funds is uncertain in that it is conditioned on completion of the class claims administration process and also, the Company believes, on the final resolution of the pending Bear Stearns & Co. appeal.
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
     During the first nine months of 2007, the Securities Litigation accrual decreased $30 million primarily reflecting a net pre-tax credit of $6 million representing the settlement of the ERISA claims and a reassessment of another case in the second quarter of 2007, and $25 million of cash payments made in connection with the ERISA and another settlement. As of December 31, 2006, the Securities Litigation accrual was $984 million. We believe the Securities Litigation reserves are adequate to address our remaining potential exposure with respect to the Securities Litigation. However, in light of the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate cost of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
     II. Other Litigation and Claims
     As previously reported, a civil class action entitled New England Carpenters Health Benefits Fund et al., v. First DataBank and McKesson Corporation (Civil Action No. 05-11148) has been filed against the Company in the United States District Court, District of Massachusetts based on allegations that the Company, in concert with co-defendant First DataBank, Inc. (“FDB”), took certain actions to increase the “Average Wholesale Prices” (“AWPs”) of certain branded drugs in violation of the federal Racketeer Influenced and Corrupt Organizations Act and in violation of other statutory and common law requirements. On November 22, 2006, the trial court granted plaintiffs leave to amend their complaint to assert claims on behalf of a purported class of consumers, in addition to the original class of third party payors. On December 20, 2006, plaintiffs filed an amended motion seeking class certification of classes for both third party payor and consumer class members. The Company filed its opposition to that motion on January 24, 2007. The hearing on plaintiffs’ motion for class certification is scheduled for April 12, 2007. On October 4, 2006, the New England Carpenters Health Benefits Fund plaintiffs and defendant FDB announced a proposed settlement, as to the defendant FDB only. The proposed settlement calls for downward adjustments to certain FDB published AWPs, a prohibition against all future changes to such AWPs and a prescribed timetable for the cessation of all publication of AWPs by FDB. On November 22, 2006, immediately following its order allowing plaintiffs to amend the complaint to add allegations regarding a consumer class, the trial court granted preliminary approval of the FDB settlement. The court has not yet set any schedule for class notice, the filling of objections to the settlement, or for a hearing on final approval of the settlement.
     In the previously disclosed matter, Roby v. McKesson HBOC, Inc. et al., (Superior Court of Yolo County, California, Case No. CV01-573), oral argument in the Company’s appeal from judgments in favor of plaintiff Roby

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
was held on December 12, 2006. On December 26, 2006, the California Court of Appeals issued its opinion (“Opinion”) in the matter, reducing Roby’s compensatory award from $3 million to $2 million and the punitive damages award from $15 million to $2 million. Roby’s petition for reconsideration of the Opinion was denied by the Court of Appeals on January 25,2007.
     The United States Attorney’s Office (“USAO”) for the Northern District of Mississippi is conducting an investigation into whether it will intervene in a civil qui tam action filed in the Northern District by an unknown private relator against the Company and other defendants. The Company is informed that the action attempts to allege violations of the anti-kickback statute in connection with the Company’s provision of Medicare claims billing services to an affiliate of a multi-facility nursing home customer. The Company has not seen the civil complaint that is the subject of the investigation, but does not believe there have been any violations of the anti-kickback statute in connection with its relationships or dealings with the customer. The Company has provided documents to the USAO and is fully cooperating with the investigation.
     As indicated in our previous periodic reports, the health care industry is highly regulated, and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort, and can result in considerable costs to the Company.
15. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2006	2005	2006	2005

Net income	$243	$193	$656	$531
Foreign currency translation adjustments and other	(18)	(1)	21	18

Comprehensive income	$225	$192	$677	$549

     On January 4, 2007, the Company’s Board of Directors (the “Board”) amended the Company’s common stock rights plan to provide for the termination of the rights plan effective January 31, 2007. The common stock rights plan was structured to have certain antitakeover effects that would cause substantial dilution to the ownership interest of a person or group that attempted to acquire the Company on terms not approved by the Board.
     The Board approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006 which permitted the Company to repurchase up to a total of $1 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006 and as of March 31, 2006, less than $1 million remained available for future repurchases under these plans.
     In April and July 2006, the Board approved share repurchase plans which permitted the Company to repurchase up to an additional $1 billion ($500 million per plan) of the Company’s common stock. In the third quarter and the first nine months of 2007, we repurchased a total of 2 million and 15 million shares for $98 million and $753 million, and $247 million remains available for future repurchases as of December 31, 2006. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions.
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
     Financial information relating to our segments is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2006	2005	2006	2005

Revenues
Pharmaceutical Solutions	$22,028	$21,295	$65,715	$61,553
Medical-Surgical Solutions	632	544	1,789	1,529
Provider Technologies
Services	322	269	930	782
Software and software systems	91	90	263	218
Hardware	38	42	115	111

Total Provider Technologies	451	401	1,308	1,111

Total	$23,111	$22,240	$68,812	$64,193

Operating profit
Pharmaceutical Solutions (1) (2)	$338	$305	$954	$859
Medical-Surgical Solutions	25	26	70	67
Provider Technologies	40	38	108	95

Total	403	369	1,132	1,021
Corporate	(46)	(25)	(136)	(83)
Securities Litigation (charge) credit, net	—	(1)	6	(53)
Interest Expense	(23)	(22)	(68)	(69)

Income from continuing operations before income taxes	$334	$321	$934	$816

(1)	During the first nine months of 2007 and the third quarter and first nine months of 2006, we received $10 million, $37 million and $88 million as our share of settlements of antitrust class action lawsuits brought against drug manufacturers. These settlements were recorded as a credit in cost of sales within our Pharmaceutical Solutions segment in our condensed consolidated statements of operations.
(2)	During the first nine months of 2007, we recorded $21 million of charges within our Pharmaceutical Solutions segment as a result of our transaction with Parata. Refer to Financial Note 2, “Acquisitions and Investments.”

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
(Unaudited)

	December 31,	March 31,
(In millions)	2006	2006

Segment assets
Pharmaceutical Solutions	$15,162	$13,737
Medical-Surgical Solutions	1,385	1,268
Provider Technologies	1,920	1,602

Total	18,467	16,607
Corporate
Cash and cash equivalents	2,013	2,139
Other	2,010	2,215

Total	$22,490	$20,961

McKESSON CORPORATION
FINANCIAL REVIEW
(Unaudited)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Financial Overview

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions, except per share data)	2006	2005	Change	2006	2005	Change

Revenues	$23,111	$22,240	4%	$68,812	$64,193	7%

Securities Litigation pre-tax charge (credit), net	—	1	NM	(6)	53	NM
Income from Continuing Operations Before Income Taxes	334	321	4	934	816	14
Discontinued Operations, net	3	(11)	NM	(55)	9	NM
Net Income	243	193	26	656	531	24

Diluted Earnings Per Share:
Continuing Operations	$0.79	$0.64	23%	$2.33	$1.66	40%
Discontinued Operations	0.01	(0.03)	NM	(0.18)	0.03	NM

Total	$0.80	$0.61	31	$2.15	$1.69	27

NM – not meaningful
     Revenues for the quarter ended December 31, 2006 grew 4% to $23.1 billion, net income increased 26% to $243 million and diluted earnings per share increased 31% to $0.80 compared to the same period a year ago. For the nine months ended December 31, 2006, revenue increased 7% to $68.8 billion, net income increased 24% to $656 million and diluted earnings per share increased 27% to $2.15 compared to the same period a year ago.
     Increases in net income and diluted earnings per share for the third quarter and first nine months of 2007 compared to the same period a year ago primarily reflect:
•	higher operating profit in our Pharmaceutical Solutions segment, and

•	a decrease in our reported tax rate.
     Net income and diluted earnings per share for the first nine months of 2007 were also impacted by:
•	a $59 million decrease in pre-tax charges relating to our Securities Litigation,

•	an $83 million credit to our income tax provision relating to the reversal of income tax reserves for our Securities Litigation, and

•	$55 million of after-tax losses associated with our discontinued operations. In the second quarter of 2007, we sold our Medical-Surgical Solutions segment’s Acute Care business for net cash proceeds of $160 million. Financial results for this business for the first nine months of 2007 reflect an after-tax loss of $64 million, which includes a $79 million non-tax deductible write-off of goodwill. The financial results for the Acute Care business have been reclassified as a discontinued operation for all periods presented.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
Results of Operations
     Revenues:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions)	2006	2005	Change	2006	2005	Change

Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$13,507	$13,242	2%	$40,216	$38,270	5%
U.S. Healthcare sales to customers’ warehouses	6,836	6,523	5	20,413	18,799	9

Subtotal	20,343	19,765	3	60,629	57,069	6
Canada distribution & services	1,685	1,530	10	5,086	4,484	13

Total Pharmaceutical Solutions	22,028	21,295	3	65,715	61,553	7

Medical-Surgical Solutions	632	544	16	1,789	1,529	17

Provider Technologies
Services	322	269	20	930	782	19
Software and software systems	91	90	1	263	218	21
Hardware	38	42	(10)	115	111	4

Total Provider Technologies	451	401	12	1,308	1,111	18

Total Revenues	$23,111	$22,240	4	$68,812	$64,193	7

     Revenues increased by 4% and 7% to $23.1 billion and $68.8 billion during the quarter and nine months ended December 31, 2006 compared to the same periods a year ago. The increase primarily reflects growth in our Pharmaceutical Solutions segment, which accounted for over 95% of consolidated revenues.
     U.S. Healthcare pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates, which was partially offset by the loss of a large customer. For the nine months ended December 31, 2006, these revenues also reflect our acquisition of D&K Healthcare Resources, Inc. (“D&K”) during the second quarter of 2006 and expanded agreements with customers. U.S. Healthcare sales to customers’ warehouses increased primarily as a result of new and expanded agreements with customers, offset in part by a decrease in volume from a large customer.
     Canadian pharmaceutical distribution revenues increased reflecting favorable foreign exchange rates and market growth rates. Had the same U.S. and Canadian dollar exchange rates applied in 2007 as in 2006, revenues for the third quarter and first nine months of 2007 from our Canadian operations would have increased approximately 7% and 6% compared to the same periods a year ago.
     Medical-Surgical Solutions segment distribution revenues increased primarily reflecting stronger than average market growth rates as well as the acquisition of Sterling Medical Services LLC (“Sterling”) during the first quarter of 2007. Sterling is based in Moorestown, New Jersey, and is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. Additionally, revenues for the third quarter of 2007 benefited from increased sales of flu vaccines and revenues for the first nine months of 2007 include an extra week of sales compared to the same period a year ago.
     Provider Technologies segment revenues increased reflecting greater implementations of clinical, imaging, revenue cycle and resource management software solutions domestically and continued progress on software solution implementations in international operations. Partially offsetting these increases, 2006 revenues for this segment benefited from a lower software deferral rate. Growth in this segment’s revenues was not materially impacted by business acquisitions.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Gross Profit:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2006	2005	Change		2006	2005	Change

Gross Profit
Pharmaceutical Solutions	$671	$642	5%		$1,963	$1,801	9%
Medical-Surgical Solutions	174	143	22		505	425	19
Provider Technologies	216	189	14		613	512	20

Total	$1,061	$974	9		$3,081	$2,738	13

Gross Profit Margin
Pharmaceutical Solutions	3.05%	3.01%	4	bp	2.99%	2.93%	6	bp
Medical-Surgical Solutions	27.53	26.29	124		28.23	27.80	43
Provider Technologies	47.89	47.13	76		46.87	46.08	79
Total	4.59	4.38	21		4.48	4.27	21

     Gross profit for the third quarter and first nine months of 2007 increased 9% and 13% to $1,061 million and $3,081 million. As a percentage of revenues, gross profit margin increased 21 basis points to 4.59% for the third quarter of 2007 and 21 basis points to 4.48% for the first nine months of 2007. Gross profit margin increased due to an increase in our gross profit margins in all three of our segments.
     Gross profit margin for our Pharmaceutical Solutions segment increased during the third quarter of 2007 compared to the same period a year ago primarily as a result of:
•	the benefit of increased sales of generic drugs with higher margins,

•	a last-in, first-out (“LIFO”) inventory credit of $18 million in the third quarter of 2007 compared to $10 million for the same period a year ago. LIFO credits reflect our expectation of a LIFO benefit for the full fiscal year. Our Pharmaceutical Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on gross profit. The practice in the Pharmaceutical Solutions distribution business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which prevents inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years, and

•	improved buy profit margin.

These increases were partially offset by:

•	a decrease in amounts of antitrust settlements. Results for the third quarter of 2006 include $37 million of cash proceeds representing our share of a settlement of an antitrust class action lawsuit, and

•	a decrease associated with a greater proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Gross profit margin for our Pharmaceutical Solutions segment also increased during the first nine months of 2007 compared to the same period a year ago primarily as a result of:
•	the benefit of increased sales of generic drugs with higher margins,

•	improved buy profit margin, and

•	a last-in, first-out (“LIFO”) inventory credit of $38 million in the first nine months of 2007 compared to $20 million for the same prior year period.

These increases were partially offset by:

•	a decrease in amounts of antitrust settlements. Results for the first nine months of 2007 and 2006 include $10 million and $88 million of cash proceeds representing our share of various settlements of antitrust class action lawsuits,

•	a decrease associated with a greater proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment, and

•	a $15 million charge in 2007 pertaining to the write-down of certain abandoned assets within our retail automation group. During the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata”), in exchange for a significant minority interest in Parata. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.
     In addition, gross profit margin for our U.S. pharmaceutical distribution business benefited from a relatively stable sell side margin in 2007.
     Gross profit margins increased in our Medical-Surgical Solutions segment during the third quarter and first nine months of 2007 compared to the same periods a year ago primarily reflecting favorable product mix and buy side margins. Provider Technologies segment’s gross profit margin increased primarily due to a change in product mix.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Operating Expenses and Other Income:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2006	2005	Change		2006	2005	Change

Operating Expenses
Pharmaceutical Solutions	$343	$346		(1)%	$1,039	$967		7%
Medical-Surgical Solutions	150	118		27	437	360		21
Provider Technologies	179	153		17	512	426		20
Corporate	71	48		48	203	144		41

Subtotal	743	665		12	2,191	1,897		15
Securities Litigation charge (credit), net	—	1	NM		(6)	53	NM

Total	$743	$666		12	$2,185	$1,950		12

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.56%	1.62%	(6	)bp	1.58	1.57%	1	bp
Medical-Surgical Solutions	23.73	21.69		204	24.43	23.54		89
Provider Technologies	39.69	38.15		154	39.14	38.34		80
Total	3.21	2.99		22	3.18	3.04		14
Other Income
Pharmaceutical Solutions	$10	$9		11%	$30	$25		20%
Medical-Surgical Solutions	1	1		—	2	2		—
Provider Technologies	3	2		50	7	9		(22)
Corporate	25	23		9	67	61		10

Total	$39	$35		11	$106	$97		9

     Operating expenses increased 12% to $743 million in the third quarter of 2007 and to $2.2 billion for the first nine months of 2007 (or 15% excluding the Securities Litigation charges and credits). As a percentage of revenues, operating expenses increased 22 and 14 basis points to 3.21% and 3.18% for the third quarter and first nine months of 2007. Excluding the Securities Litigation charges and credits, operating expenses as a percentage of revenues increased 22 basis points to 3.18% for the first nine months of 2007. Operating expense dollars, excluding the Securities Litigation, increased primarily due to additional costs to support our sales volume growth, our business acquisitions, and employee compensation costs associated with the requirement to expense all share-based compensation. Results for the first nine months of 2007 and 2006 include a pre-tax Securities Litigation credit of $6 million and a pre-tax charge of $53 million. Other income increased slightly in the third quarter and first nine months of 2007 compared to the same periods a year ago.
     During the first quarter of 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options, or other equity instruments. As a result of the implementation, included in our third quarter and first nine months 2007 operating expenses, we recorded $15 million and $39 million of pre-tax share-based compensation expense, or $10 million and $28 million more than the same periods a year ago.
     We expect share-based compensation charges to approximate $0.10 to $0.12 per diluted share. These charges are expected to be approximately $0.07 to $0.09 per diluted share more than the share-based compensation expense recognized in our net income in 2006. 2006 net income includes $0.03 per diluted share of compensation expense associated with restricted stock whose intrinsic value as of the grant date is being amortized over the vesting period. Our assessments of estimated compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards, and the attainment of performance goals. As a result, the actual share-based compensation expense in 2007 may differ from the Company’s current estimate.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Refer to Financial Notes 1 and 4, “Significant Accounting Policies” and “Share-Based Payment,” to the accompanying condensed consolidated financial statements for further discussions regarding our share-based compensation.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2006	2005	Change		2006	2005	Change

Segment Operating Profit (1)
Pharmaceutical Solutions (2) (3)	$338	$305		11%	$954	$859		11%
Medical-Surgical Solutions	25	26		(4)	70	67		4
Provider Technologies	40	38		5	108	95		14

Subtotal	403	369		9	1,132	1,021		11
Corporate Expenses, net	(46)	(25)		84	(136)	(83)		64
Securities Litigation (charge) credit, net	—	(1)	NM		6	(53)	NM
Interest Expense	(23)	(22)		5	(68)	(69)		(1)

Income from Continuing Operations, Before Income Taxes	$334	$321		4	$934	$816		14

Segment Operating Profit Margin
Pharmaceutical Solutions	1.53%	1.43%	10	bp	1.45%	1.40%	5	bp
Medical-Surgical Solutions	3.96	4.78		(82)	3.91	4.38		(47)
Provider Technologies	8.87	9.48		(61)	8.26	8.55		(29)

(1)	Segment operating profit includes gross profit, net of operating expenses plus other income for our three business segments.
(2)	During the first nine months of 2007 and the third quarter and first nine months of 2006, we received $10 million and $37 million and $88 million as our share of settlements of antitrust class action lawsuits brought against drug manufacturers.
(3)	During the first nine months of 2007, we recorded $21 million of charges within our Pharmaceutical Solutions segment as a result of our transaction with Parata.
     Operating profit as a percentage of revenues increased in our Pharmaceutical Solutions segment largely as a result of an increase in the segment’s gross profit margin. Additionally, the segment’s operating profit for the third quarter of 2007 benefited from expense control and efficiency programs. Operating expenses increased in the first nine months of 2007 primarily reflecting additional costs to support the segment’s sales volume growth, our D&K acquisition, and employee share-based compensation costs.
     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues decreased for the third quarter and first nine months of 2007 as increases in operating expenses as a percentage of revenues exceeded the increase in gross profit margin. Operating expenses for the segment increased primarily reflecting additional costs to support the segment’s sales volume growth, the acquisition of Sterling and an increase in bad debt expense. Additionally, operating expenses in 2006 benefited from a settlement with a vendor. As part of this segment’s divestiture of its Acute Care business, we expect to incur total restructuring charges of approximately $5 million in order to align the segment’s remaining operations. We anticipate incurring these charges during the first quarter of 2008.
     Provider Technologies segment’s operating profit as a percentage of revenues decreased primarily reflecting an increase in operating expenses as a percentage of revenues partially offset by an increase in gross profit margins. Operating expenses for the segment increased primarily as a result of investments in research and development activities and sales and marketing functions to support the segment’s revenue growth, the segment’s business acquisitions, and increases in employee share-based compensation costs, partially offset by a decrease in bad debt expense. Operating expenses for the first nine months of 2007 also include $5 million of restructuring charges as a result of a plan intended to reallocate product development and marketing resources. Operating expenses for the

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
first nine months of 2006 include a $3 million write-off of acquired in-process research and development costs resulting from the Medcon, Ltd. (“Medcon”) acquisition.
     Corporate expenses, net of other income, increased primarily reflecting additional costs incurred to support various initiatives and revenue growth, an increase in employee share-based compensation costs, a loss on the disposition of an asset, and an increase in reserves for notes on stock loans. These unfavorable variances were partially offset by a favorable legal settlement. Corporate expenses, net of other income, for the first nine months of 2006 benefited from a change in estimate for certain compensation and benefits plans.
     Securities Litigation Charges, Net: In 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the previously reported action in the Northern District of California captioned, In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Action”) and $240 million for other Securities Litigation proceedings. During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated accrual was increased by pre-tax charges of $52 million and $1 million during the first and third quarters of 2006 and a total net pre-tax charge of $45 million for fiscal 2006. Additionally, on February 24, 2006, the Court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement of the Consolidated Action. As of March 31, 2006, the Securities Litigation accrual was $1,014 million. The timing of any distribution of escrowed funds is uncertain in that it is conditioned on completion of the class claims administration process and also, the Company believes, on the final resolution of the pending Bear Stearns & Co. appeal.
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
     The previously reported action, James Gilbert v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 02VS032502C), was settled in January of 2007 for approximately the same amount accrued for this action at December 31, 2006.
     During the first nine months of 2007, the Securities Litigation accrual decreased $30 million primarily reflecting a net pre-tax credit of $6 million representing the settlement of the ERISA claims and a reassessment of another case in the second quarter of 2007, and $25 million of cash payments made in connection with the ERISA and another settlement. As of December 31, 2006, the Securities Litigation accrual was $984 million. We believe the Securities Litigation reserves are adequate to address our remaining potential exposure with respect to the Securities Litigation. However, in light of the uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate cost of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Interest Expense: Interest expense for 2007 approximated that of the prior year comparable periods.
     Income Taxes: The Company’s reported income tax rates for the quarters ended December 31, 2006 and 2005 were 28.1% and 36.4%, and 23.9% and 36.0% for the first nine months of 2007 and 2006.
     During the third quarter of 2007, we decreased our estimated effective tax rate from 35.0% to 34.0% primarily due to a higher proportion of income attributed to foreign countries that have lower income tax rates. This decrease required a $6 million cumulative catch-up benefit to income taxes in the third quarter of 2007 for income associated with the first half of 2007. Also, during the third quarter of 2007, we recorded an $8 million income tax benefit arising primarily from settlements and adjustments with various taxing authorities and a $6 million income tax benefit due to research and development investment tax credits from our Canadian operations.
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
     Discontinued Operations:
     Results from discontinued operations were as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2006	2005	2006	2005

Discontinued operations, net of taxes
Acute Care	$3	$(11)	$(64)	$(5)
PBI	—	—	5	—
BioServices	—	—	—	14
Other	—	—	4	—

Total	$3	$(11)	$(55)	$9

     In the second quarter of 2007, we sold our Medical-Surgical Solutions segment’s Acute Care supply business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Such presentation includes the classification of all applicable assets of the disposed business under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other” under “Current Liabilities” within our condensed consolidated balance sheets for all periods presented. Revenues associated with the Acute Care business were $269 million and $797 million for the third quarter and first nine months of 2006, and $573 million for the first half of 2007.
     Financial results for the nine months ended December 31, 2006 for this discontinued operation include an after-tax loss of $64 million, which primarily consists of an after-tax loss of $61 million for the business’ disposition and $3 million of after-tax losses associated with operations, other asset impairment charges and employee severance costs. The after-tax loss of $61 million for the business’ disposition includes a $79 million non-tax deductible write-off of goodwill, as further described below.
     In connection with this divestiture, we allocated a portion of our Medical-Surgical Solutions segment’s goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture and the fair value of the continuing businesses was determined by a third-party valuation. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
     Additionally, as part of the divestiture, we entered into a transition services agreement (“TSA”) with OMI under which we continue to provide certain services to the Acute Care business during a transition period of approximately nine months. We also anticipate incurring approximately $5 million of pre-tax employee severance charges over the transition period. These charges, as well as the financial results from the TSA, are recorded as part of discontinued operations. The continuing cash flows generated from the TSA are not anticipated to be material to our condensed consolidated financial statements.
     In 2005, our Acute Care business entered into an agreement with a third party vendor to sell the vendor’s proprietary software and services. The terms of the contract required us to prepay certain royalties. During the third quarter of 2006, we ended marketing and sale of the software under the contract. As a result of this decision, we recorded a $15 million pre-tax charge in the third quarter of 2006 to write-off the remaining balance of the prepaid royalties.
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
     Results for discontinued operations for the nine months ended December 31, 2006 also include an after-tax gain of $4 million associated with the collection of a note receivable from a business sold in 2003.
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
     Net Income: Net income was $243 million and $193 million for the third quarters of 2007 and 2006, or $0.80 and $0.61 per diluted share. Net income was $656 million and $531 million for the first nine months of 2007 and 2006, or $2.15 and $1.69 per diluted share. Net income for the first nine months of 2007 includes an $87 million after-tax credit, or $0.28 per diluted share, relating to our Securities Litigation. Net income for the first nine months of 2006 includes a $35 million after-tax Securities Litigation charge, or ($0.11) per diluted share. Net income for the first nine months of 2007 also includes $55 million of after-tax losses for our discontinued operations primarily pertaining to the disposition of our Acute Care business.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     A reconciliation between our net income per share reported in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and our earnings per diluted share, excluding charges for the Securities Litigation for the third quarters and first nine months of 2007 and 2006 is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions except per share amounts)	2006	2005	2006	2005

Net income, as reported	$243	$193	$656	$531
Exclude:
Securities Litigation charge (credit), net	—	1	(6)	53
Income taxes	—	(1)	2	(18)
Income tax reserve reversals	—	—	(83)	—

Securities Litigation charge (credit), net of tax	—	—	(87)	35

Net income, excluding Securities Litigation charges	$243	$193	$569	$566

Diluted earnings per common share, as reported (1) (2)	$0.80	$0.61	$2.15	$1.69
Diluted earnings per common share, excluding Securities Litigation charge (credit) (1) (2)	$0.80	$0.61	$1.87	$1.80

Shares on which diluted earnings per common share, excluding the Securities Litigation charge (credit), were based	302	316	305	315

(1)	For the nine months ended December 31, 2005, interest expense, net of related income taxes, of $1 million, has been added to net income, excluding the Securities Litigation net charges, for purpose of calculating diluted earnings per share. This calculation also includes the impact of dilutive securities (stock options, convertible junior subordinated debentures and restricted stock).

(2)	Certain computations may reflect rounding adjustments.
     These pro forma amounts are non-GAAP financial measures. We use these measures internally and consider these results to be useful to investors as they provide the most relevant benchmarks of core operating performance.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 302 million and 316 million for the third quarters of 2007 and 2006 and 305 million and 315 million for the nine months ended December 31, 2006 and 2005. The decrease in the number of weighted average diluted shares outstanding reflects a decrease in the number of common shares outstanding as a result of repurchased stock, partially offset by exercised stock options, as well as an increase in the common stock equivalents from stock options due to the increase in the Company’s common stock price.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
Business Acquisitions
     On November 5, 2006, we entered into a definitive agreement to acquire all of the outstanding shares of Per-Se Technologies, Inc. (“Per-Se”) of Alpharetta, Georgia for $28.00 per share in cash, or approximately $1.8 billion in aggregate including the assumption of Per-Se’s debt. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. On January 26, 2007, we acquired Per-Se. The acquisition was funded with cash on hand and through the use of a new interim credit facility (refer to “Credit Resources”). Financial results for Per-Se will primarily be included within our Provider Technologies segment.
     In the first quarter of 2007, we acquired the following three entities for a total cost of $92 million, which was paid in cash:
•	Sterling, based in Moorestown, New Jersey, a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. Financial results for Sterling are included in our Medical-Surgical Solutions segment;

•	HealthCom Partners LLC (“HealthCom”), based in Mt. Prospect, Illinois, a leading provider of patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients; and

•	RelayHealth Corporation (“RelayHealth”), based in Emeryville, California, a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. Financial results for HealthCom and RelayHealth are included in our Provider Technologies segment.

Goodwill recognized in these transactions amounted to $61 million.
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
In 2006, we made the following acquisitions:

•	In the second quarter of 2006, we acquired all of the issued and outstanding stock of D&K of St. Louis, Missouri for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $158 million of the purchase price has been assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Financial results for D&K are included in our Pharmaceutical Solutions segment.

•	Also in the second quarter of 2006, we acquired all of the issued and outstanding shares of Medcon, an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $60 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. Financial results for Medcon are included in our Provider Technologies segment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
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
Financial Condition, Liquidity, and Capital Resources
     Operating activities provided cash of $555 million and $1,466 million during the first nine months of 2007 and 2006. Operating activities for 2007 benefited from improved accounts receivable management, reflecting changes in our customer mix, our termination of a customer contract and an increase in accounts payable associated with improved payment terms. These benefits were fully offset by increases in inventory needed to support our growth and timing of inventory receipts. Operating activities for 2007 also reflect payments of $25 million for the settlements of Securities Litigation cases. Cash flows from operations in 2006 benefited from improved working capital balances for our U.S. pharmaceutical distribution business as purchases from certain of our suppliers were better aligned with customer demand and as a result, net financial inventory (inventory net of accounts payable) decreased. Operating activities for 2006 also benefited from better inventory management. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Operating activities for 2006 also include a $143 million cash receipt in connection with an amended agreement entered into with a customer and cash settlement payments of $227 million for certain Securities Litigation cases.
     Investing activities utilized cash of $152 million and $768 million during the first nine months of 2007 and 2006. Investing activities for 2007 reflect payments of $106 million for our business acquisitions and $36 million for our investment in Parata. Investing activities for 2007 also reflect $175 million of cash proceeds from the sale of our businesses, including $164 million for the sale of our Acute Care business. Investing activities for 2006 include increases in property acquisitions and capitalized software expenditures which primarily reflect our investment in our U.S. pharmaceutical distribution center network and our Provider Technologies segment’s investment in software for a contract with the British government’s National Health Services Information Authority organization. Investing activities for 2006 also include $560 million of expenditures for our business acquisitions, including D&K and Medcon. Partially offsetting these increases were cash proceeds of $63 million pertaining to the sale of BioServices.
     Financing activities utilized cash of $529 million and $317 million in the first nine months of 2007 and 2006. Financing activities for 2007 include an incremental use of cash of $177 million for stock repurchases and $196 million less cash receipts primarily resulting from employees’ exercises of stock options. Financing activities for 2006 include $102 million of cash paid for the repayment of life insurance policy loans.
     The Company’s Board of Directors (the “Board”) approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006 which permitted the Company to repurchase up to a total of $1 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006 and as of March 31, 2006, less than $1 million remained available for future repurchases under these plans.
     In April and July 2006, the Board approved share repurchases plans which permitted the Company to repurchase up to an additional $1 billion ($500 million per plan) of the Company’s common stock. In the third quarter and the first nine months of 2007, we repurchased a total of 2 million and 15 million shares for $98 million and $753 million, and $247 million remains available for future repurchases as of December 31, 2006. Repurchased shares will be used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Selected Measures of Liquidity and Capital Resources

	December 31,	March 31,
(Dollars in millions)	2006	2006

Cash and cash equivalents	$2,013	$2,139
Working capital	3,578	3,527
Debt, net of cash and cash equivalents	(1,031)	(1,148)
Debt to capital ratio (1)	13.9%	14.4%
Return on stockholders’ equity (2)	14.7	13.1

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as net income (loss) over the past four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash and cash equivalents, receivables, inventories, drafts and accounts payable, and deferred revenue. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year that are a result of a number of factors, including inventory purchase activities, seasonal demands, customer and supplier mix and the timing of receipts from customers and payments to suppliers. Inventory purchase activities are a function of sales volume, product mix, new customer build-up requirements and a level of investment inventory. As of December 31, 2006, consolidated working capital increased slightly from March 31, 2006.
     During the first quarter of 2006, we called for the redemption of the Company’s convertible junior subordinated debentures, which resulted in the exchange of preferred securities for 5 million shares of our newly issued common stock.
Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest at a fixed base rate, a floating rate based on the London Interbank Offering Rate (“LIBOR”) rate or a Eurodollar rate. In June 2006, we renewed our committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place with the exception that the facility was reduced to $700 million from $1.4 billion. The renewed facility expires in June 2007. No amounts were outstanding under any of these facilities at December 31, 2006.
     In connection with our purchase of Per-Se in January 2007, we entered into a new $1.8 billion interim credit facility. The interim credit facility is a 364-day unsecured facility which has terms substantially similar to those contained in the Company’s existing revolving credit facility. We anticipate replacing the interim credit facility with a permanent bond financing in an amount up to $1.2 billion by the end of the fourth quarter of 2007.
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $235 million of term debt could be accelerated. At December 31, 2006, this ratio was 13.9% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the third quarter of 2007.

	Share Repurchases
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

October 1, 2006 – October 31, 2006	—	$—	—	$345
November 1, 2006 – November 30, 2006	—	—	—	345
December 1, 2006 – December 31, 2006	2	50.85	2	247

Total	2		2	247

(1)	In April and July 2006, the Company’s Board of Directors approved plans to repurchase up to a total of $1 billion ($500 million per plan) of the Company’s common stock. These plans have no expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
Item 3. Defaults Upon Senior Securities
     None

McKESSON CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     Exhibits identified in parentheses below are on file with the Securities and Exchange Commission and are incorporated by reference as exhibits hereto.

Exhibit
Number	Description
3.3	Amended and Restated By-Laws of the Company, dated as of January 4, 2007 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report January 4, 2007, File No. 1-13252).

4.2	Amendment No. 1 to Rights Agreement, dated as of January 4, 2007, between the Company and The Bank of New York, as Rights Agent (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report January 4, 2007, File No. 1-13252).

10.31	Amended and Restated Employment Agreement, effective as of November 1, 2006, by and between the Company and its Executive Vice President and President, McKesson Provider Technologies.

10.32	Amended and Restated Employment Agreement, effective as of November 1, 2006, by and between the Company and its Executive Vice President and Group President.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: January 30, 2007	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller