Form 10-K
period 2007-03-31
MCKESSON CORP
filed 2007-05-09
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2006, was approximately $15.5 billion.
     Number of shares of common stock outstanding on April 30, 2007: 297,204,662
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION
PART I
Item 1. Business
General
     McKesson Corporation (“McKesson,” the “Company,” the “Registrant,” or “we” and other similar pronouns), is a Fortune 18 corporation providing supply, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.
     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are available free of charge on our Web site (www.mckesson.com under the “Investors – SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any Web site referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.
Business Segments
     We conduct our business through three segments. Through our Pharmaceutical Solutions segment, we are a leading distributor of ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, software and consulting and outsourcing services to pharmacies and, through its investment in Parata Systems, LLC (“Parata”), sells automated pharmaceutical dispensing systems for retail pharmacies. Our Medical-Surgical Solutions segment distributes medical-surgical supplies, first-aid products and equipment, and provides logistics and other services within the United States and Canada. Our Provider Technologies segment delivers enterprise-wide patient care, clinical, financial, supply chain, and strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries. Its customers include hospitals, physicians, homecare providers, retail pharmacies and payors. The Company’s strategy is to create strong, value-based relationships with customers, enabling us to sell additional products and services to these customers over time.
     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2007		2006		2005

Pharmaceutical Solutions	$88.7	95%	$83.4	96%	$75.9	96%
Medical-Surgical Solutions	2.4	3	2.0	2	1.9	2
Provider Technologies	1.9	2	1.6	2	1.3	2

Total	$93.0	100%	$87.0	100%	$79.1	100%

Pharmaceutical Solutions
     McKesson Pharmaceutical Solutions consists of the following businesses: McKesson U.S. Pharmaceutical, McKesson Canada, McKesson Health Solutions, McKesson Pharmacy Systems, McKesson Medication Management and McKesson Specialty Distribution. We also own an approximate 49% interest in Nadro, S.A. de C.V. (“Nadro”) and an approximate 39% interest in Parata.
     U.S. Pharmaceutical Distribution: This business supplies pharmaceuticals and other healthcare related products to customers in three primary customer segments: 1) retail national accounts (including national and regional chains, food/drug combinations, mail order pharmacies and mass merchandisers); 2) independent retail pharmacies, and; 3) institutional healthcare providers (including hospitals, health systems, integrated delivery networks, clinics and other acute-care facilities and long-term care providers).

McKESSON CORPORATION
     Our U.S. Pharmaceutical business operates and serves thousands of customer locations through a network of 30 distribution centers, as well as a master redistribution center, a strategic redistribution center and a repackaging facility, serving all 50 states and Puerto Rico. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, a Smithsonian award-winning technology, which integrates and tracks all internal functions, such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware, and radio frequency signals to provide our customers with real-time product availability and industry-leading order quality and fulfillment at up to 99.9% accuracy. In addition, we offer Mobile ManagerSM, which integrates portable handheld technology with Acumax® Plus to give customers complete ordering and inventory control. We also offer Supply Management OnlineSM, an Internet-based tool that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. Together, these features help ensure that our customers have the right products at the right time for their facilities and patients.
     To maximize distribution efficiency and effectiveness, we follow the Six Sigma methodology — an analytical approach that emphasizes setting high quality objectives, collecting data and analyzing results to a fine degree in order to improve processes, reduce costs and errors. Furthermore, we continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers.
     Our U.S. Pharmaceutical Distribution business’ major value-added offerings, by customer group, include the following:
     Retail National Accounts — Business solutions that help national accounts increase revenues and profitability:
•	Central Fill — Prescription refill service that enables pharmacies to refill prescriptions remotely, faster, more accurately and at a lower cost, while reducing inventory levels and improving customer service.
•	Re-Distribution Centers — Two large facilities that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologicals. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.
•	RxPakSM — Bulk repackaging service that leverages our purchasing power and supplier relationships to provide pharmaceuticals at reduced prices, help increase inventory turns and reduce working capital investment.
•	Inventory Management — An integrated solution comprising forecasting software and automated replenishment technologies that reduces inventory carrying costs.
     Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising and purchasing that help independent pharmacists focus on patient care while improving profitability:
•	Health Mart® — Franchise program that provides independent pharmacies with managed care that drives Pharmacy Benefit Manager recognition, branding that drives consumer recognition, in-store execution programs that drive manufacturer recognition and community advocacy programs that drive industry recognition.
•	AccessHealth® — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.
•	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of rebate-eligible generic drugs, lower up-front pricing and one-stop shopping.
•	Prefer Rx — Discount program that offers aggressive prices on more than 100 branded drugs, helping retail independent pharmacies increase margins and eliminate rebate paperwork.
•	Sunmark® — Complete line of more than 1,000 products that provide retail independent pharmacies with value-priced alternatives to national brands.
•	FrontEdge™ — Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.
•	McKesson Home Health Care — Comprehensive line of more than 1,800 home health care products, including durable medical equipment (“DME”), self-care supplies and disposables from national brands and the high-margin Sunmark line.

McKESSON CORPORATION
     Institutional Healthcare Providers — Electronic ordering/purchasing and supply chain management systems that help improve efficiencies, save labor and improve asset utilization:
•	Fulfill-Rx™ — Ordering and inventory management system that integrates McKesson pharmaceutical distribution services with our automation solutions, thus empowering hospitals to optimize the often complicated and disjointed processes related to unit-based cabinet replenishment and inventory management.
•	Asset Management — Award-winning inventory optimization and purchasing management program that helps institutional providers lower costs while ensuring product availability.
•	SKY Packaging — Blister-format packaging containing the most widely prescribed dosages and strengths in generic oral solid-medications. Enables acute care, long-term care and institutional pharmacies to provide cost-effective, uniform packaging.
•	McKesson 340B Manager — Software solution that manages, tracks, and reports on the medication replenishment associated with the federal 340B Drug Pricing Program, helping institutional providers maximize their 340B return.
•	AccessHealth® — Expert service for third-party contracting and payment consolidation that helps institutional providers save time and accelerate reimbursement.
•	High Performance Pharmacy — Framework that identifies and categorizes hospital pharmacy best practices, allowing health system executives and pharmacy leaders to improve clinical outcomes and financial results.
     International Pharmaceutical Distribution: McKesson Canada Corporation, a wholly-owned subsidiary, is the largest pharmaceutical distributor in Canada. We also own an approximate 49% interest in Nadro, the leading pharmaceutical distributor in Mexico.
     Investment in Parata: We own an approximate 39% interest in Parata which sells automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies.
     Payor Group: The following suite of services and software products is marketed to payors, employers and government organizations to help manage the cost and quality of care:
•	Disease management programs to improve the health status and health outcomes of patients with chronic conditions;
•	Nurse triage services to provide health information and recommend appropriate levels of care;
•	Clinical and analytical software to support utilization, case and disease management workflow;
•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;
•	InterQual® Criteria for clinical decision support; and
•	Claims performance solutions to facilitate accurate and efficient medical claim payment.
     McKesson Specialty Distribution: This business’ product-specific solutions are directed towards manufacturers, payors and physicians to enable delivery and administration of high-cost, often injectable, bio-pharmaceutical drugs used to treat patients with chronic disease. The business facilitates patient and provider access to specialty pharmaceuticals across multiple delivery channels (direct-to-physician wholesale, patient-direct specialty pharmacy dispensing and access to retail pharmacy), provides clinical support and treatment compliance programs that help patients stay on complex therapies and offers reimbursement, data collection and analysis services.
Medical–Surgical Solutions
     Our Medical-Surgical Solutions segment provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers that include physicians’ offices, surgery centers, extended care facilities, homecare and occupational health sites through a network of 29 distribution centers within the U.S. This segment is the leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care, occupational health facilities and homecare sites (extended care). Through a variety of technology products and services geared towards the supply chain, Medical-Surgical Solutions is focused on helping its customers operate more efficiently while providing the industry’s most extensive product offering, including its own private label line. This segment also includes ZEE® Medical, North America’s leading provider of first aid, safety and training solutions, providing services to industrial and commercial customers. This business offers an extensive line of products and services aimed at maximizing productivity and minimizing the liability and cost associated with workplace illnesses and injuries.

McKESSON CORPORATION
Provider Technologies
     Our Provider Technologies segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve quality and patient safety, reduce the cost and variability of care and better manage their resources and revenue stream. This segment markets its products and services to integrated delivery networks, hospitals, physician practices, home health providers, retail pharmacies and payors. The segment also sells its solutions internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, France, the Netherlands, Australia, New Zealand and Israel.
     The product portfolio for the Provider Technologies segment is designed to address a wide array of healthcare clinical and business performance needs ranging from medication safety and information access to revenue cycle management, resource utilization and physician adoption of electronic health records (“EHR”). Analytics software enables organizations to measure progress as they automate care processes for optimal clinical outcomes, business and operating results, and regulatory compliance. To ensure that organizations achieve the maximum value for their information technology investment, the Provider Technologies segment also offers a wide range of services to support the implementation and use of solutions as well as assist with business and clinical redesign, process re-engineering and staffing (both information technology and back-office).
     Key solution areas are as follows:
     Clinical management: Horizon Clinicals® is built with architecture to facilitate integration and enable modular system deployment. It includes a clinical data repository, clinical decision support/physician order entry, point-of-care documentation with bar-coded medication administration, enterprise laboratory, radiology, pharmacy, surgical management, an emergency department solution and an ambulatory EHR system. Horizon Clinicals® also includes solutions to facilitate physician access to patient information such as a Web-based physician portal and wireless devices that draw on information from the hospital’s information systems. In addition, the Horizon Clinicals® suite includes a comprehensive solution for homecare, including telehealth and hospice.
     Enterprise imaging: In addition to document imaging to facilitate maintenance and access to complete medical records, the segment provides a suite of enterprise medical imaging and information management systems, including a picture archiving communications system and a comprehensive cardiovascular information system. The segment’s enterprise-wide approach to medical imaging enables organizations to take advantage of specialty-specific workstations while building an integrated image repository that manages all of the images and information captured throughout the care continuum.
     Revenue cycle management: The segment’s revenue cycle solutions are designed to reduce days in accounts receivable, prevent insurance claim denials, reduce costs and improve productivity. Examples of solutions include online patient billing, contract management, electronic claims processing and coding compliance checking. The segment’s hospital information systems play a key role in managing the revenue cycle by automating the operation of individual departments and their respective functions within the inpatient environment.
     Resource management: Resource management solutions consist of an integrated suite of applications that enhance an organization’s ability to forecast and optimize enterprise-wide use of resources (labor, supplies, equipment and facilities) associated with the delivery of care. These solutions help automate and link resource requirements to care protocols designed to increase profitability, enhance decision-making and improve business processes.
     Automation: Automation solutions include technologies that help hospitals to re-engineer and improve their medication use and supply management processes. Examples include centralized pharmacy automation for unit-dose medications, unit-based cabinet technologies for secure medication storage and rapid retrieval, point-of-use supply automation systems for inventory management and revenue capture, and an automated medication administration system for ensuring accuracy at the point of care. Based on a foundation of bar-code scanning technology, these integrated solutions are designed to reduce errors and bring new levels of safety to patients.
     Physician practice solutions: The segment provides a complete solution for physician practices of all sizes that includes software, revenue cycle outsourcing and connectivity services. Software solutions include practice management and EHR software for physicians of every size, specialty or geographic location. The segment’s physician practice offering also includes outsourced billing and collection services as well as services that connect physicians with their patients, hospitals, retail pharmacies and payors. Revenue cycle outsourcing enables physician

McKESSON CORPORATION
groups to avoid the infrastructure investment and administrative costs of their own in-house billing office. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice.
     Connectivity: Following the acquisition of Per-Se Technologies, Inc., in January 2007, we announced a vendor-neutral connectivity business known as RelayHealth®. The RelayHealth® “intelligent” network includes interactive connectivity solutions that streamline clinical, financial and administrative communication between patients, providers, payors, pharmacies and financial institutions. RelayHealth helps to accelerate the delivery of high-quality care and improve financial performance through solutions such as those for online consultation of physicians by patients, electronic prescribing by physicians, point-of-service resolution of pharmacy claims by payors, pre-visit financial clearance of patients by providers and post-visit settlement of provider bills by payors and patients.
     In addition to the product offerings described above, the Provider Technologies segment offers a comprehensive range of services to help organizations derive greater value, enhance satisfaction and return on investment throughout the life of the solutions implemented. The range of services includes:
     Technology Services: The segment has worked with numerous healthcare organizations to support the smooth operation of their information systems by providing the technical infrastructure designed to maximize application accessibility, availability, security and performance.
     Professional Services: Professional services help customers achieve business results from their software or automation investment. The segment offers a wide array of quality service options, including consulting for business and/or clinical process improvement and re-design as well as implementation, project management, technical and education services relating to all products in the Provider Technologies segment.
     Outsourcing Services: The segment helps organizations focus their resources on healthcare while the segment manages their information technology or revenue cycle operations through outsourcing. Outsourcing service options include managing hospital data processing operations, as well as strategic information systems planning and management, revenue cycle processes, payroll processing, business office administration and major system conversions.
Acquisitions, Investments and Discontinued Operations
     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2 and 3 to the consolidated financial statements, “Acquisitions and Investments” and “Discontinued Operations,” appearing in this Annual Report on Form 10-K.
Competition
     In every area of healthcare distribution operations, our Pharmaceutical Solutions and Medical-Surgical Solutions segments face strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, these segments face competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segments) which may from time to time decide to develop, for their own internal needs, supply management capabilities provided by the segments. Price, quality of service and, in some cases, convenience to the customer are generally the principal competitive elements in these segments.
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

McKESSON CORPORATION
Intellectual Property
     The principal trademarks and service marks of the Pharmaceutical Solutions and Medical-Surgical Solutions segments include: AccessHealth®, Acumax®, Ask-A-Nurse®, CareEnhance®, Closed Loop DistributionSM, Comets®, ConsumerScriptSM, CRMS®, .com Pharmacy Solutions®, Econolink®, Empowering Healthcare®, EnterpriseRx™, Episode Profiler®, Expect More From MooreSM, FrontEdge™, Fulfill-Rx™, Health Mart®, High Performance PharmacySM, InterQual®, LoyaltyScriptSM, Max ImpactSM, McKesson®, McKesson Advantage®, McKesson Empowering Healthcare®, McKesson Max Rewards®, McKesson OneStop Generics®, McKesson Priority Express®, McKesson Supply ManagerSM, MediNet™, Medi-Pak®, Mobile ManagerSM, Moore Medical®, MoorebrandSM, NOA®, Patterns Profiler™, Pharma360®, PharmacyRx™, Pharmaserv®, PharmAssureSM, ProIntercept®, ProMed®, ProPBM®, RX PakSM, RX Savings Access®, ServiceFirst®, Staydry®, Sunmark®, Supply Management OnlineSM, TrialScript®, Valu-Rite®, XVIII B Medi Mart® and ZEE®.
     The substantial majority of technical concepts and codes embodied in our Provider Technologies segment’s computer programs and program documentation are principally protected as trade secrets. The principal trademarks and service marks for this segment are: Care Fully Connected™, HealthQuest®, Paragon®, Pathways 2000®, TRENDSTAR®, Horizon Clinicals®, HorizonWP®, Series 2000™, STAR 2000™, PracticePoint®, ROBOT-Rx®, MedCarousel®, PACMED™, AcuDose-Rx®, CarePoint-RN™, Connect-Rx®, Connect-RN™, Horizon Admin-Rx™, Pak Plus-Rx®, SelfPace®, Fulfill-RxSM and SupplyScan™, Per-Se Technologies® (and logo), Per-Se®, PerYourHealth.com®, ORSOS®, One-Call®, One-Staff®, ANSOS®, Premis®, DataStat®, Medisoft™, ePremis®, Lytec®, E-Script™, WebVisit™, RelayHealth®, Practice Partner® and Physician Micro Systems®.
     We also own other registered and unregistered trademarks and service marks and similar rights used by our business segments. All of the principal trademarks and service marks are registered in the United States, or registrations have been applied for with respect to such marks, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. We believe we have taken all necessary steps to preserve the registration and duration of our trademarks and service marks, although no assurance can be given that we will be able to successfully enforce or protect our rights thereunder in the event that they are subject to third-party infringement claims. We do not consider any particular patent, license, franchise or concession to be material to our business. We also hold copyrights in, and patents related to, many of our products.
Other Information About the Business
     Customers: In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2007, sales to our largest customer, Caremark RX, Inc., and ten largest customers accounted for approximately 11% and 51% of our total consolidated revenues. At March 31, 2007, accounts receivable from Caremark RX, Inc. and our ten largest customers were approximately 12% and 48% of total accounts receivable. The majority of these revenues and accounts receivable are included in our Pharmaceutical Solutions segment.
     Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 10% of our purchases in 2007. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers on the whole are good. The ten largest suppliers in 2007 accounted for approximately 55% of our purchases.
     Over the past few years, our U.S. pharmaceutical distribution business has changed how it is compensated for the logistical, capital and administrative services that it provides to branded pharmaceutical manufacturers. Historically, a significant portion of compensation from the manufacturers was inflation-based. We purchased and held pharmaceutical inventory in anticipation of manufacturers increasing their prices. We benefited when the manufacturers increased their prices as we sold the inventory being held at the new higher prices. Commencing in 2003, branded pharmaceutical manufacturers implemented a number of changes such as restricting the volume of product available for purchase by pharmaceutical wholesalers. These changes limited our ability to purchase inventory in advance of price increases and led to volatility in our gross profit. In 2005, manufacturers also reduced the number and average magnitude of price increases.
     By early 2006, we had revised most of our distribution arrangements with the manufacturers. Under these new arrangements, a significant portion of our compensation from the manufacturers is generated based on a percentage of purchases and, as a result, we are no longer as dependent upon pharmaceutical price increases. We continue to have certain distribution arrangements with manufacturers that include an inflation-based compensation component while other arrangements remain structured under the historical inflation-based compensation model.

McKESSON CORPORATION
For these manufacturers, a reduction in the frequency and magnitude of price increases as well as restrictions in the amount of inventory available to us could adversely impact our gross profit margin. In 2007, we benefited from certain branded manufacturers’ price increases on selected drugs.
     In addition, with the transition to these new arrangements, purchases from certain manufacturers are better aligned with customer demand and as a result, net financial inventory (inventory, net of accounts payable) decreased in 2006. This decrease had a positive impact on our cash flow from operations. These new arrangements also have somewhat diminished the seasonality of gross profit margin which has historically reflected the pattern of manufacturers’ price increases.
     Research and Development: Our research and development (“R&D”) expenditures primarily consist of our investment in software development held for sale. We expended $359 million, $285 million and $232 million for R&D activities in 2007, 2006 and 2005, and of these amounts, we capitalized 21%, 22% and 21%. R&D expenditures are primarily incurred by our Provider Technologies segment and Payor Group. Our Provider Technologies segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals. We believe a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our R&D activities is included in Financial Note 1 to the consolidated financial statements, “Significant Accounting Policies,” appearing in this Annual Report on Form 10-K.
     Environmental Legislation: We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 17, “Other Commitments and Contingent Liabilities,” appearing in this Annual Report on Form 10-K. Other than any expenditures that may be required in connection with those legal matters, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2007 and is not expected to be material in the next year.
     Employees: On March 31, 2007, we employed approximately 31,800 persons compared to 26,400 in 2006 and 25,200 in 2005.
     Financial Information About Foreign and Domestic Operations: Information as to foreign and domestic operations is included in Financial Notes 1 and 21 to the consolidated financial statements, “Significant Accounting Policies” and “Segments of Business,” appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
Item 1A. Risk Factors
     Information regarding our risk factors is included in the Financial Review under the captions “Factors Affecting Forward-Looking Statements” and “Additional Factors That May Affect Future Results,” beginning on page 48 of this Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Because of the nature of our principal businesses, plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 12 to the consolidated financial statements, “Lease Obligations,” appearing in this Annual Report on Form 10-K.
Item 3. Legal Proceedings
     Certain legal proceedings in which we are involved are discussed in Financial Note 17 to our consolidated financial statements, “Other Commitments and Contingent Liabilities,” appearing in this Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2007.

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

Name	Age	Position with Registrant and Business Experience
John H. Hammergren	48	Chairman of the Board since July 31, 2002; President and Chief Executive Officer since April 1, 2001; Co-President and Co-Chief Executive Officer from July 1999 to April 1, 2001 and a director since July 1999. Service with the Company – 11 years.

Jeffrey C. Campbell	46	Executive Vice President and Chief Financial Officer since April 2004; Chief Financial Officer since December 2003; Senior Vice President since January 2004. Senior Vice President and Chief Financial Officer, AMR Corporation (2002-2003); Vice President Europe (2000-2002). Service with the Company – 3 years.

Paul C. Julian	51	Executive Vice President, Group President since April 2004; Senior Vice President since August 1999; President of the Supply Solutions Business since March 2000. Service with the Company – 11 years.

Paul E. Kirincic	56	Executive Vice President, Human Resources since April 2004; Senior Vice President, Human Resources since January 2001. Vice President, Human Resources, Consumer Health Sector, Warner Lambert (1998-2001). Service with the Company – 6 years.

Marc E. Owen	47	Executive Vice President, Corporate Strategy and Business Development since April 2004; Senior Vice President, Corporate Strategy and Business Development since October 2001; consultant to the Company April 2001-September 2001, when he joined the Company. Service with the Company – 6 years.

Pamela J. Pure	46	Executive Vice President, President, McKesson Provider Technologies since April 2004; McKesson Information Solutions, Chief Operating Officer (2002-2004), Group President (2001-2002). Chief Operating Officer, Channel Health (1999-2001). Service with the Company – 6 years.

Laureen E. Seeger	45	Executive Vice President, General Counsel and Secretary since March 2006; Vice President and General Counsel McKesson Provider Technologies (2000-2006). Service with the Company – 7 years.

Randall N. Spratt	55	Executive Vice President, Chief Information Officer since July 2005; Senior Vice President, Chief Process Officer, McKesson Provider Technologies (2003-2005); Senior Vice President, Imaging, Technology and Business Process Improvement (2001-2003); Senior Vice President, Technology and Standards, McKesson Information Solutions (2000-2001). Service with the Company – 11 years

McKESSON CORPORATION
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities and Stock Price Performance Graph
(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”). High and low prices for the common stock by quarter are included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.
(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2007 was approximately 10,000.
(c)	Dividends: Dividend information is included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.
(d)	Share Repurchase Plans: The following table provides information on the Company’s share repurchases during the fourth quarter of 2007:

	Share Repurchases (2)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

January 1, 2007 – January 31, 2007	—	$—	—	$247
February 1, 2007 – February 28, 2007	3	56.29	3	95
March 1, 2007 – March 31, 2007	2	55.70	2	—

Total	5	56.06	5	—

(1)	On July 26, 2006, the Company’s Board of Directors (the “Board”) approved a plan to repurchase up to a total of $500 million of the Company’s common stock. The Company completed this plan in the fourth quarter of 2007.
(2)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
     On April 25, 2007, the Board approved an additional share repurchase plan of up to $1.0 billion of the Company’s common stock.

McKESSON CORPORATION
(e)	Stock Price Performance Graph: The following graph compares the cumulative total stockholder return on the Company’s common stock for the periods indicated with the Standard & Poor’s 500 Index and the Value Line Health Care Sector Index (composed of 154 companies in the health care industry, including the Company).

	March 31,
	2002	2003	2004	2005	2006	2007
McKesson Corporation	$100.00	$67.26	$81.82	$103.40	$143.52	$161.93
S&P 500 Index	$100.00	$75.24	$101.66	$108.47	$121.19	$135.53
Value Line HealthCare Sector Index	$100.00	$82.12	$96.26	$101.09	$113.61	$120.77

*	Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2002 and that all dividends are reinvested.
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
     Internal Control over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on page 56 and page 57 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
     Changes in Internal Controls
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information about our Directors is incorporated by reference from the discussion under Item 1 of our proxy statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “10-K Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee

McKESSON CORPORATION
financial expert is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Item 4 of Part I of this Annual Report on Form 10-K.
     Pursuant to Section 303A.12 (a) of the NYSE Listed Company Manual, the Company’s Chief Executive Officer submitted a certification, dated August 21, 2006, stating that, as of such date, he was not aware of any violation by the Company of any NYSE corporate governance listing standards.
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
     Copies of these documents may be obtained from:
Corporate Secretary
McKesson Corporation
One Post Street, 33rd Floor
San Francisco, CA 94104
(800) 826-9360
     The Company intends to disclose required information regarding any amendment to or waiver under the Code of Ethics referred to above by posting such information on our Web site within four business days after any such amendment or waiver.
Item 11. Executive Compensation
     Information with respect to this item is incorporated by reference from the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information about security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement.

McKESSON CORPORATION
     The following table sets forth information as of March 31, 2007 with respect to the plans under which the Company’s common stock is authorized for issuance:

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options,	outstanding options,	reflected in the first
(In millions, except per share amounts)	warrants and rights	warrants and rights	column )

Equity compensation plans approved by security holders(1)	18.9	$52.73	8.8 (2)
Equity compensation plans not approved by security holders(3),(4)	14.4	34.55	0.3

(1)	Includes the 1973 Stock Purchase Plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Also includes options outstanding under the 1994 Stock Option and Restricted Stock Plan, which expired October 2004, the 2005 Stock Plan, and the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, which was replaced by the 2005 Stock Plan, following its approval by the stockholders on July 27, 2005.

(2)	Includes 1,424,882 shares which remained available for purchase under the ESPP at March 31, 2007.

(3)	Includes the 1999 Executive Stock Purchase Plan and a small assumed sharesave scheme (similar to the ESPP) in the United Kingdom. Also includes options that remain outstanding under the terminated broad-based 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan, and two stock option plans, all of which were replaced by the 2005 Stock Plan following its approval by the stockholders on July 27, 2005.

(4)	As a result of acquisitions, the Company currently has 8 assumed option plans under which options are exercisable for 2,358,337 shares of Company common stock. No further awards will be made under any of the assumed plans and information regarding the assumed options is not included in the table above.
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
     Options are granted at not less than fair market value and have a term of seven years. Options generally become exercisable in four equal annual installments beginning one year after the grant date, or after four years from the date of grant. The award or vesting of restricted stock, restricted stock units (“RSUs”) or performance based RSUs may be conditioned upon the attainment of one or more performance objectives. Vesting of such awards is generally a three year cliff.
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

McKESSON CORPORATION
     2000 Employee Stock Purchase Plan (the “ESPP”): The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company’s international and other subsidiaries. As to those employees, the ESPP does not so qualify. Currently, 11 million shares have been authorized for issuance under the ESPP.
     The ESPP is implemented through a continuous series of three-month purchase periods (“Purchase Periods”) during which contributions can be made toward the purchase of common stock under the plan.
     Each eligible employee may elect to authorize regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant’s compensation. At the end of each Purchase Period, the funds withheld by each participant will be used to purchase shares of the Company’s common stock. The purchase price of each share of the Company’s common stock is based on 85% of the fair market value of each share on the last day of the applicable Purchase Period. In general, the maximum number of shares of common stock that may be purchased by a participant for each calendar year is determined by dividing $25,000 by the fair market value of one share of common stock on the offering date.
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
Item 13. Certain Relationships and Related Transactions and Director Independence
     Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding related party transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 20, “Related Party Balances and Transactions,” to the consolidated financial statements.

McKESSON CORPORATION
Item 14. Principal Accounting Fees and Services
     Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for 2008” in our Proxy Statement and all such information is incorporated herein by reference.

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

McKesson Corporation
Dated: May 9, 2007	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

     On behalf of the Registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

*	*

John H. Hammergren	Marie L. Knowles, Director
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

*	*

Jeffrey C. Campbell	David M. Lawrence M.D., Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

*	*

Nigel A. Rees	Robert W. Matschullat, Director
Vice President and Controller
(Principal Accounting Officer)

*	*

Wayne A. Budd, Director	James V. Napier, Director

*	*

Alton F. Irby III, Director	Jane E. Shaw, Director

*	/s/ Laureen E. Seeger

M. Christine Jacobs, Director	Laureen E. Seeger
*Attorney-in-Fact

Dated: May 9, 2007

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2007, 2006 and 2005
(In millions)

				Deductions
		Additions		From
	Balance at	Charged to	Charged to	Allowance		Balance at
	Beginning of	Costs and	Other	Accounts		End of
Description	Year	Expenses	Accounts(5)	(1)		Year (2)

Year Ended March 31, 2007
Allowances for doubtful accounts	$124	$24	$15	$(24)		$139
Other allowances	7	4	—	—		11

	$131	$28	$15	$(24)		$150	(4)

Year Ended March 31, 2006
Allowances for doubtful accounts	$113	$26	$23	$(38	)(3)	$124
Other allowances	3	3	1	—		7

	$116	$29	$24	$(38)		$131

Year Ended March 31, 2005
Allowances for doubtful accounts	$133	$16	$9	$(45)		$113
Other allowances	4	—	—	(1)		3

	$137	$16	$9	$(46)		$116

		2007	2006		2005

(1)	Deductions:
	Written off	$24	$23		$46
	Credited to other accounts	—	15	(3)	—

	Total	$24	$38		$46

(2)	Amounts shown as deductions from receivables.	$150	$131		$116

(3)	Includes a $15 million recovery of a previously reserved doubtful account.

(4)	Includes a $10 million allowance for non-current receivables.

(5)	Primarily represents additions relating to acquisitions.

McKESSON CORPORATION
EXHIBIT INDEX
     Exhibits identified in parentheses below are on file with the Commission and are incorporated by reference as exhibits hereto.

Exhibit
Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 1, 2002 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.2	Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 9, 2001 (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-13252).

3.3	Amended and Restated By-Laws of the Company, dated as of January 4, 2007 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report, January 4, 2007, File No 1-13252).

4.3	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, File No. 1-13252).

4.4	Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, The First National Bank of Chicago, as Institutional Trustee, First Chicago, Inc., as Delaware Trustee, and the Regular Trustees (Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-26443, filed on June 18, 1997).

4.5	Indenture, dated as of January 29, 2002, between the Company, as Issuer, and the Bank of New York, as Trustee (Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, File No. 1-13252).

4.6	Indenture, dated as of March 5, 2007, by and between McKesson Corporation, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report, February 28, 2007, File No. 1-13252).

10.1	Letter Agreement, dated January 11, 2005, and Annex A (Stipulation and Agreement of Settlement between Lead Plaintiff and Defendants McKesson HBOC, Inc. and HBO & Company) thereto in connection with the consolidated securities class action (Exhibit 99.1 to the Company’s Current Report on Form 8-K, Date of Report, January 18, 2005, File No. 1-13252).

10.2*	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through March 31, 2004 (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.3*	Statement of Terms and Conditions Applicable to certain Stock Options granted on August 16, 1999 (Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, File No. 1-13252).

10.4*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003 (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, File No. 1-13252).

10.5*	McKesson Corporation Supplemental PSIP, as amended and restated as of January 29, 2003 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.6*	McKesson Corporation Deferred Compensation Administration Plan, amended and restated effective October 28, 2004 (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.7*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated effective October 28, 2004 (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.8*	McKesson Corporation 1994 Option Gain Deferral Plan, as amended and restated effective October 28, 2004 (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.9*	McKesson Corporation Management Deferred Compensation Plan, amended and restated as of October 28, 2004 (Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.10*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated as of October 27, 2006 (Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description
10.11*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of October 28, 2004 (Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.12*	McKesson Corporation Executive Medical Plan, as amended and restated effective January 1, 2004 (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.13*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated January 1, 2005 (Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-13252).

10.14*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated effective as of October 27, 2006 (Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-13252).

10.15*	McKesson Corporation Long-Term Incentive Plan, as amended and restated as of Janurary 1, 2005 (Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-13252).

10.16*	McKesson Corporation Stock Purchase Plan, as amended through July 31, 2002 (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.17*	McKesson Corporation 1999 Executive Stock Purchase Plan (Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-71917 filed on February 5, 1999).

10.18*	Statement of Terms and Conditions Applicable to Certain Stock Options Granted on January 27, 1999 (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, File No. 1-13252).

10.19*	Form of Restricted Stock Unit Agreement under the 2005 Stock Plan (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-13252).

10.20*	Form of Stock Option Grant Notice under the 2005 Stock Plan (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-13252).

10.21*	McKesson Corporation 2005 Stock Plan, as amended and restated as of May 25, 2005 (Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-13252).

10.22*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted to Outside Directors Pursuant to the 2005 Stock Plan, effective July 27, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report, July 27, 2005, File No. 1-13252).

10.23*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2005 Stock Plan, effective April 25, 2006 (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-13252).

10.24	Deed of Settlement and Amendment in Relation to Human Resources and Payroll Services Contract dated as of June 22, 2005 between the Secretary of State for Health for the United Kingdom and McKesson Information Solutions UK Limited (Confidential treatment has been granted for certain portions of this exhibit and such confidential portions have been filed with the Commission) (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-13252).

10.25	Amended and Restated Receivables Purchase Agreement, dated as of June 11, 2004, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and Bank One, N.A. (Main Office Chicago), as collateral agent. (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-13252).

10.26	Credit Agreement, dated as of September 24, 2004, among McKesson Corporation, McKesson Canada Corporation, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. acting through its Canada branch, as Canadian Administrative Agent with respect to the Canadian Loans and the Bankers’ Acceptance Facility, Wachovia Bank, National Association, as L/C Issuer, and each lender from time to time party thereto (Exhibit 99.1 to the Company’s Current Report on Form 8-K, Date of Report, September 24, 2004, File No. 1-13252).

10.27	Purchase Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation (Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

McKESSON CORPORATION

Exhibit
Number	Description
10.28	Services Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, File No. 1-13252).

10.29	Interim Credit Agreement, dated as of January 26, 2007, among McKesson Corporation, Bank of America N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, the other Lenders party thereto, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report, January 26, 2007, File No. 1-13252).

10.30*	Employment Agreement, dated as of November 1, 2006, by and between the Company and its Chairman, President and Chief Executive Officer (Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No 1-13252).

10.31*	Employment Agreement, dated as of November 1, 2006, by and between the Company and its Executive Vice President and President, Provider Technologies (Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-13252).

10.32*	Employment Agreement, dated as of November 1, 2006, by and between the Company and its Executive Vice President and Group President (Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-13252).

10.33*	McKesson Corporation Change in Control Policy for Selected Executive Employees, effective as of November 1, 2006 (Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-13252).

10.34*	McKesson Corporation Deferred Compensation Administration Plan (“DCAP III”), effective as of January 1, 2005 (Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-13252).

10.35*	Statement of Terms and Conditions Applicable to Officers Pursuant to the 2005 Stock Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report, May 23, 2006, File No 1-13252).

10.36*	Statement of Terms and Conditions Applicable to the Chief Executive Officer Pursuant to the 2005 Stock Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report, May 23, 2006, File No 1-13252).

12	Calculation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
     Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

McKESSON CORPORATION

McKESSON CORPORATION
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share amounts and ratios)	2007	2006	2005	2004	2003

Operating Results
Revenues	$92,977	$86,983	$79,096	$67,993	$55,710
Percent change	6.9%	10.0%	16.3%	22.0%	14.8%
Gross profit	4,332	3,777	3,342	3,107	2,954
Income (loss) from continuing operations before income taxes	1,297	1,171	(266)	869	812
Income (loss) after income taxes
Continuing operations	968	745	(173)	621	538
Discontinued operations	(55)	6	16	26	17
Net income (loss)	913	751	(157)	647	555

Financial Position
Working capital	2,730	3,527	3,658	3,706	3,394
Days sales outstanding for: (1)
Customer receivables	21	22	23	25	26
Inventories	32	29	34	36	39
Drafts and accounts payable	43	41	40	40	42
Total assets	23,943	20,961	18,775	16,240	14,361
Total debt, including capital lease obligations	1,958	991	1,211	1,485	1,507
Stockholders’ equity	6,273	5,907	5,275	5,165	4,525
Property acquisitions	126	166	135	110	113
Acquisitions of businesses, net	1,938	589	76	49	386

Common Share Information
Common shares outstanding at year-end	295	304	299	290	291
Shares on which earnings (loss) per common share were based
Diluted	305	316	294	299	299
Basic	298	306	294	290	289
Diluted earnings (loss) per common share (2)
Continuing operations	3.17	2.36	(0.59)	2.10	1.82
Discontinued operations	(0.18)	0.02	0.06	0.09	0.06
Total	2.99	2.38	(0.53)	2.19	1.88
Cash dividends declared	72	74	71	70	70
Cash dividends declared per common share	0.24	0.24	0.24	0.24	0.24
Book value per common share (3)	21.26	19.43	17.64	17.81	15.55
Market value per common share – year end	58.54	52.13	37.75	30.09	24.93

Supplemental Data
Capital employed (4)	8,231	6,898	6,486	6,650	6,032
Debt to capital ratio (5)	23.8%	14.4%	18.7%	22.3%	25.0%
Net debt to net capital employed (6)	0.1%	(24.1)%	(12.6)%	13.1%	17.9%
Average stockholders’ equity (7)	6,022	5,736	5,264	4,835	4,216
Return on stockholders’ equity (8)	15.2%	13.1%	(3.0)%	13.4%	13.2%

Footnotes to Five-Year Highlights:
(1)	Based on year-end balances and sales or cost of sales for the last 90 days of the year. Days sales outstanding for customer receivables are adjusted to include accounts receivable sold.
(2)	Certain computations may reflect rounding adjustments.

(3)	Represents stockholders’ equity divided by year-end common shares outstanding.
(4)	Consists of total debt and stockholders’ equity.
(5)	Ratio is computed as total debt divided by capital employed.
(6)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).
(7)	Represents a five-quarter average of stockholders’ equity.
(8)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.

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
RESULTS OF OPERATIONS
     Overview:

	Years Ended March 31,
(In millions, except per share data)	2007	2006	2005

Revenues	$92,977	$86,983	$79,096
Securities Litigation credit (charge), net	6	(45)	(1,200)
Income (Loss) from Continuing Operations Before Income Taxes	1,297	1,171	(266)
Discontinued Operations, net	(55)	6	16
Net Income (Loss)	913	751	(157)
Diluted Earnings (Loss) Per Share	$2.99	$2.38	$(0.53)

     Revenues increased 7% to $93.0 billion and 10% to $87.0 billion in 2007 and 2006. The increase in revenues primarily reflects growth in our Pharmaceutical Solutions segment, which accounted for over 95% of our consolidated revenues. Increases in revenue for this segment were primarily due to market growth rates and due to our acquisition of D&K Healthcare Resources, Inc. (“D&K”) during the second quarter of 2006.
     Gross profit increased 15% to $4.3 billion and 13% to $3.8 billion in 2007 and 2006. As a percentage of revenues, gross profit increased 32 basis points (“bp”) to 4.66% in 2007 and 11 bp to 4.34% in 2006. Our 2007, 2006 and 2005 gross profit includes the receipt of $10 million, $95 million and $41 million of cash proceeds representing our share of settlements of antitrust class action lawsuits. Excluding these settlements, gross profit margin increased by 42 bp and 6 bp in 2007 and 2006. The increase in our 2007 gross profit margin primarily reflects improvement in margins in our U.S. pharmaceutical distribution business.
     Operating expenses were $3.1 billion, $2.7 billion and $3.6 billion in 2007, 2006 and 2005. Operating expenses for 2007, 2006 and 2005 includes a pre-tax credit of $6 million and pre-tax charges of $45 million and $1.2 billion for our Securities Litigation. Excluding the Securities Litigation charges or credit, operating expenses increased 18% in 2007 and 11% in 2006 primarily reflecting additional operating expenses incurred to support our sales growth and higher compensation expenses including expenses associated with our implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Compensation”. SFAS No. 123(R) was implemented on April 1, 2006 and requires us to expense all share-based compensation. Operating expenses were also impacted by our business acquisitions, including our acquisition of D&K.
     Other income, net in 2007 approximated that of 2006. Other income, net increased 104% to $139 million in 2006 primarily reflecting increases in our interest income due to our favorable cash balances.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Interest expense increased 5% to $99 million in 2007 and decreased 20% to $94 million in 2006. Interest expense increased in 2007 primarily reflecting the issuance of $1.0 billion of debt as part of our $1.8 billion acquisition of Per-Se Technologies, Inc. (“Per-Se”). Interest expense decreased in 2006 primarily reflecting the repayment of $250 million of term debt in the fourth quarter of 2005.
     Income (loss) from continuing operations before income taxes was $1,297 million, $1,171 million and ($266) million in 2007, 2006 and 2005, reflecting the above noted factors.
     Our reported income tax rates were 25.4%, 36.4% and 35.0% in 2007, 2006 and 2005. Fluctuations in our reported income tax rates are primarily due to changes in income within states and foreign countries that have lower tax rates. Additionally, in 2007, we recorded an $83 million credit to our income tax provision relating to the reversal of income tax reserves for our Securities Litigation. The tax reserves were initially established in 2005 for future resolution of uncertain tax matters related to our Securities Litigation, which were favorably resolved in 2007.
     Results from discontinued operations include an after-tax loss of $55 million and after tax gains of $6 million and $16 million, or ($0.18), $0.02 and $0.06 per diluted share in 2007, 2006 and 2005. During the second quarter of 2007, we sold our Medical-Surgical Solutions segment’s Acute Care business for net cash proceeds of $160 million. Financial results for this business for 2007 reflect an after-tax loss of $66 million, which includes a $79 million non-tax deductible write-off of goodwill. Financial results for the Acute Care business have been reclassified as a discontinued operation for all periods presented.
     Net income (loss) was $913 million, $751 million and ($157) million in 2007, 2006 and 2005 and diluted earnings (loss) per share was $2.99, $2.38 and ($0.53). Excluding the Securities Litigation charges or credit, net income would have been $826 million, $781 million and $653 million in 2007, 2006 and 2005 and diluted earnings per share would have been $2.71, $2.48 and $2.19.
     Revenues:

	Years Ended March 31,
(In millions)	2007	2006	2005

Pharmaceutical Solutions
U.S. Healthcare direct distribution & services	$54,461	$52,032	$46,958
U.S. Healthcare sales to customers’ warehouses	27,555	25,462	23,755

Subtotal	82,016	77,494	70,713
Canada distribution & services	6,692	5,910	5,211

Total Pharmaceutical Solutions	88,708	83,404	75,924

Medical-Surgical Solutions	2,364	2,037	1,870

Provider Technologies
Services	1,365	1,069	936
Software and software systems	374	322	246
Hardware	166	151	120

Total Provider Technologies	1,905	1,542	1,302

Total Revenues	$92,977	$86,983	$79,096

     Revenues increased 7% to $93.0 billion in 2007 and 10% to $87.0 billion in 2006. The growth in revenues was primarily driven by our Pharmaceutical Solutions segment, which accounted for over 95% of revenues.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     The customer mix of our U.S. pharmaceutical distribution revenues was as follows:

	2007	2006	2005

Direct Sales
Independents	13%	12%	12%
Retail Chains	23	22	20
Institutions	29	32	34

Subtotal	65	66	66
Sales to customers’ warehouses	35	34	34

Total	100%	100%	100%

     U.S. Healthcare pharmaceutical direct distribution and service revenues increased in 2007 primarily reflecting market growth rates, partially offset by the loss of a large customer. Revenues for 2007 were also impacted by our acquisition of D&K during the second quarter of 2006 and by expanded agreements with customers. Revenues for this segment increased in 2006 primarily due to our acquisition of D&K and growth among existing customers which includes market growth rates. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.
     U.S. Healthcare sales to customers’ warehouses increased over the last two years primarily as a result of new and expanded agreements with customers. Partially offsetting these increases was a decrease in volume from a large customer commencing in 2006. Sales to customers’ warehouses represent large volume sales of pharmaceuticals primarily to a limited number of large self-warehousing customers whereby we order bulk product from the manufacturer, receive and process the product through our central distribution facility and subsequently deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. These sales provide a benefit to our customers in that they can use one source for both their direct store-to-store business and their warehouse business. We have significantly lower gross profit margin on these sales as we pass much of the efficiency of this low cost-to-serve model onto the customer. These sales do, however, contribute to our gross profit dollars.
     Canadian pharmaceutical distribution revenues increased over the last two years primarily reflecting market growth rates and favorable exchange rates. Canadian revenues benefited from a 5%, 7% and 7% foreign currency impact in 2007, 2006 and 2005.
     Medical-Surgical Solutions segment distribution revenues increased in 2007 primarily reflecting stronger than average market growth rates and due to the acquisition of Sterling Medical Services LLC (“Sterling”) during the first quarter of 2007. Sterling is based in Moorestown, New Jersey, and is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment’s revenues also increased in 2006 primarily due to market growth rates.
     Provider Technologies revenues increased over the last two years primarily reflecting greater domestic implementations of clinical, imaging, revenue cycle and resource management software solutions. In 2007, revenues for this segment also benefited from increased software solution implementations, and to a lesser extent, due to our acquisition of Per-Se during the fourth quarter of 2007.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Gross Profit:

	Years Ended March 31,
(Dollars in millions)	2007	2006	2005

Gross Profit
Pharmaceutical Solutions	$2,757	$2,485	$2,188
Medical-Surgical Solutions	676	572	546
Provider Technologies	899	720	608

Total	$4,332	$3,777	$3,342

Gross Profit Margin
Pharmaceutical Solutions	3.11%	2.98%	2.88%
Medical-Surgical Solutions	28.60	28.08	29.20
Provider Technologies	47.19	46.69	46.70
Total	4.66	4.34	4.23

     Gross profit increased 15% to $4.3 billion in 2007 and 13% to $3.8 billion in 2006. As a percentage of revenues, gross profit increased 32 bp in 2007 and 11 bp in 2006. All three of our operating segments contributed to the increase in our gross profit dollars and gross profit margin in 2007. Increases in our gross profit dollars in 2006 were primarily due to our Pharmaceutical Solutions segment and to a lesser extent, due to our Provider Technologies segment. Gross profit margins increased in 2006 primarily due to an increase in our Pharmaceutical Solutions segment’s gross profit margin.
     Our Pharmaceutical Solutions segment’s gross profit margin improved over the past two years. This segment’s gross profit margin was impacted by a number of changes, including:

–	higher buy side margins. Our buy side margins reflect changes in our distribution arrangements with U.S. pharmaceutical manufacturers (“manufacturers”):

Over the past few years, our U.S. pharmaceutical distribution business has changed how it is compensated for the logistical, capital and administrative services that it provides to branded pharmaceutical manufacturers. Historically, a significant portion of compensation from the manufacturers was inflation-based. We purchased and held pharmaceutical inventory in anticipation of manufacturers increasing their prices. We benefited when the manufacturers increased their prices as we sold the inventory being held at the new higher prices. Commencing in 2003, branded pharmaceutical manufacturers implemented a number of changes such as restricting the volume of product available for purchase by pharmaceutical wholesalers. These changes limited our ability to purchase inventory in advance of price increases and led to volatility in our gross profit. In 2005, manufacturers also reduced the number and average magnitude of price increases.

By early 2006, we had revised most of our distribution arrangements with the manufacturers. Under these new arrangements, a significant portion of our compensation from the manufacturers is generated based on a percentage of purchases and, as a result, we are no longer as dependent upon pharmaceutical price increases. We continue to have certain distribution arrangements with manufacturers that include an inflation-based compensation component while other arrangements remain structured under the historical inflation-based compensation model. For these manufacturers, a reduction in the frequency and magnitude of price increases as well as restrictions in the amount of inventory available to us could adversely impact our gross profit margin. In 2007, we benefited from certain branded manufacturers’ price increases on selected drugs.

In addition, with the transition to these new arrangements, purchases from certain manufacturers are better aligned with customer demand and as a result, net financial inventory (inventory, net of accounts payable) decreased in 2006. This decrease had a positive impact on our cash flow from operations. These new arrangements also have somewhat diminished the seasonality of gross profit margin which has historically reflected the pattern of manufacturers’ price increases.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
–	the benefit of increased sales of generic drugs with higher margins,

–	antitrust settlements of $10 million in 2007 compared with $95 million in 2006 and $41 million in 2005, representing our share of cash proceeds from settlements of various antitrust class action lawsuits,

–	last-in, first-out (“LIFO”) inventory credits of $64 million in 2007 compared with $32 million in 2006 and $59 million in 2005. LIFO credits reflect a number of generic product launches partially offset by a higher level of branded pharmaceutical price increases.
Our Pharmaceutical Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Pharmaceutical Solutions’ distribution businesses is to pass onto customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years,
–	in 2007, a decrease in gross profit margin associated with a greater proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment. In 2006, gross profit margin was positively impacted by a smaller proportion of segment revenues attributed to sales to customers’ warehouses,

–	in 2007, a $15 million charge pertaining to the write-down of certain abandoned assets within our retail automation group. During the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata”), in exchange for a significant minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment, and

–	in 2006, the benefit of higher supplier cash discounts from a change in customer mix and higher sales volume.
     In addition, gross profit margin for our U.S. pharmaceutical distribution business benefited from a relatively stable sell side margin over the last two years.
     Medical-Surgical Solutions segment’s gross profit margin increased in 2007 primarily reflecting favorable product mix and buy and sell side margins. This segment’s gross profit margin decreased in 2006 primarily reflecting pressure on our buy and sell margins. Provider Technologies segment’s gross profit margin increased in 2007 primarily due to a change in product mix. This segment’s gross profit margin in 2006 approximated that of 2005.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Operating Expenses:

	Years Ended March 31,
(Dollars in millions)	2007	2006	2005

Operating Expenses
Pharmaceutical Solutions	$1,434	$1,311	$1,141
Medical-Surgical Solutions	597	492	469
Provider Technologies	749	590	514
Corporate	294	213	234

Subtotal	3,074	2,606	2,358
Securities Litigation charge (credit), net	(6)	45	1,200

Total	$3,068	$2,651	$3,558

Operating Expenses as a Percentage of Revenues
Pharmaceutical Solutions	1.62%	1.57%	1.50%
Medical-Surgical Solutions	25.25	24.15	25.08
Provider Technologies	39.32	38.26	39.48
Total	3.30	3.05	4.50

     Operating expenses increased 16% to $3.1 billion in 2007 and decreased 25% to $2.7 billion in 2006. Operating expenses for 2007, 2006 and 2005 include a pre-tax credit of $6 million and pre-tax charges of $45 million and $1.2 billion for our Securities Litigation. Excluding the impact of our Securities Litigation, operating expenses increased 18% and 11% in 2007 and 2006. Operating expenses as a percentage of revenues increased 25 bp to 3.30% in 2007 and decreased 145 bp to 3.05% in 2006 (or 31 bp and 2 bp in 2007 and 2006, excluding the impact of our Securities Litigation). Excluding the Securities Litigation charges and credit, increases in operating expenses in 2007 compared with 2006 were primarily due to additional costs to support our sales volume growth, our business acquisitions, employee compensation costs including the requirement to expense all share-based compensation, and research and development expenditures. Increases in operating expenses for 2006 compared with 2005, excluding the Securities Litigation charges, were primarily due to additional expenses incurred to support our sales volume growth, including distribution expenses and higher foreign currency exchange rates for our Canadian operations and increased research and development expenditures. Operating expenses in 2006 were also impacted by our acquisition of D&K.
     Operating expenses included the following significant items:
2007
–	$60 million of share-based compensation expense, or $44 million more than the previous year. On April 1, 2006, we adopted SFAS No. 123(R), which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options or other equity instruments. The incremental compensation expense was recorded as follows: $12 million, $3 million and $16 million in our Pharmaceutical Solutions, Medical-Surgical Solutions and Provider Technologies segments, and $13 million in Corporate expenses,

–	$15 million of restructuring expenses primarily for severance to realign certain of our businesses and other functions. These restructuring charges were incurred as follows: $5 million for our Pharmaceutical Solutions segment and $10 million for our Provider Technologies segment, and

–	an $11 million credit to our Pharmaceutical Solution’s operating expenses due to a favorable adjustment to a legal reserve.
2006
–	a $45 million net charge for our Securities Litigation and a decrease in legal expenses associated with the litigation which were both recorded in Corporate expenses, and

–	a $15 million credit to our Pharmaceutical Solutions’ bad debt expense due to a recovery of a previously reserved customer account.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
2005
–	a $1.2 billion charge for our Securities Litigation and an increase in legal expenses associated with the litigation which were both recorded in Corporate expenses, and

–	approximately $12 million of settlement charges pertaining to a non-qualified pension plan, which were primarily included in Corporate expenses. In 2005, we made several lump sum cash payments totaling approximately $42 million from an unfunded U.S. pension plan. In accordance with accounting standards, additional charges for settlements associated with lump sum payments of pension obligations were expensed in the period in which the payments were made.
     Other Income, net:

	Years Ended March 31,
(In millions)	2007	2006	2005

By Segment
Pharmaceutical Solutions	$38	$37	$24
Medical-Surgical Solutions	2	3	4
Provider Technologies	9	13	13
Corporate	83	86	27

Total	$132	$139	$68

     Other income, net decreased in 2007 and increased in 2006 primarily reflecting changes in our interest income associated with the Company’s cash balances and, to a lesser extent for 2006, due to an increase in our equity in earnings of Nadro, S.A. de C.V. (“Nadro”). Interest income, which is primarily recorded in Corporate expenses, was $103 million, $105 million and $41 million in 2007, 2006 and 2005.
     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,
(Dollars in millions)	2007	2006	2005

Segment Operating Profit
Pharmaceutical Solutions	$1,361	$1,211	$1,071
Medical-Surgical Solutions	81	83	81
Provider Technologies	159	143	107

Subtotal	1,601	1,437	1,259
Corporate Expenses, net	(211)	(127)	(207)
Securities Litigation credit (charge), net	6	(45)	(1,200)
Interest Expense	(99)	(94)	(118)

Income (Loss) from Continuing Operations Before Income Taxes	$1,297	$1,171	$(266)

Segment Operating Profit Margin
Pharmaceutical Solutions	1.53%	1.45%	1.41%
Medical-Surgical Solutions	3.43	4.07	4.33
Provider Technologies	8.35	9.27	8.22

     Segment operating profit includes gross margin, net of operating expenses, and other income for our three business segments. In addition to the significant items previously discussed, operating profit increased in 2007 and 2006 primarily reflecting revenue growth and an increase in gross profit margin in our Pharmaceutical Solutions segment and for 2006, improved operating profit in our Provider Technologies segment.
     Operating profit as a percentage of revenues increased in 2007 and 2006 in our Pharmaceutical Solutions segment primarily reflecting an increase in gross profit margins, offset in part by an increase in operating expenses as a percentage of revenues. Operating expenses increased in both dollars and as a percentage of revenues primarily due to additional costs incurred to support our revenue growth, additional compensation expense and for 2006, the addition of D&K’s operating and integration expenses. In 2007, operating profit for this segment also benefited from an $11 million credit to operating expense due to an adjustment to a legal reserve and in 2006, the segment

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
benefited from a $15 million credit to bad debt expense due to a recovery on a previously reserved customer account. Operating profit in 2006 also benefited from an increase in equity earnings from our investment in Nadro.
     Medical-Surgical Solutions segment’s operating profit as a percentage of revenues declined in 2007 primarily reflecting an increase in operating expenses as a percentage of revenues, partially offset by a small improvement in the segment’s gross profit margin. The segment’s operating profit as a percentage of revenues also declined in 2006 primarily reflecting lower gross profit margin, partially offset by a decrease in operating expenses as a percentage of revenues. Over the past two years, operating expenses as a percentage of revenue have been impacted by a higher amount of operating costs associated with a greater proportion of costs incurred to serve the segment’s alternate site customers, which have a higher cost-to-serve ratio than the segment’s other customers. Additionally, operating expenses in 2007 include increases in compensation expense and in 2007 and 2006, an increase in bad debt expense. Operating expenses in 2006 also benefited from a receipt of a vendor credit and a decrease in legal expenses.
     Provider Technologies segment’s operating profit as a percentage of revenues decreased in 2007 primarily reflecting an increase in operating expenses as a percentage of revenues, partially offset by an increase in gross profit margin. Operating expenses increased in both dollars and as a percentage of revenues in 2007 primarily reflecting additional compensation expense and restructuring charges incurred to reallocate product development and marketing resources and to realign one of the segment’s international businesses. This segment’s operating profit as a percentage of revenues increased in 2006 primarily reflecting favorable operating expenses as a percentage of revenues. In addition to the factors previously noted, operating expense dollars for this segment increased over the past two years reflecting investments in research and development activities and sales functions to support the segment’s revenue growth and business acquisitions. Additionally, operating expenses in 2006 benefited from a reduction in bad debt expense.
     This segment is in the process of completing the business integration plans for the acquisition of Per-Se. In accordance with accounting standards, certain costs that will be incurred to integrate acquired businesses will be treated as part of the cost of the acquisition whereas other related costs will be expensed.
     Corporate expenses, net of other income, increased in 2007 primarily reflecting additional costs incurred to support various initiatives and revenue growth, an increase in compensation expense and a decrease in interest income. Legal costs associated with our Securities Litigation declined in 2007; however, other legal costs offset this benefit. Corporate expenses, net of other income, decreased in 2006 primarily reflecting an increase in interest income, a decrease in legal costs associated with our Securities Litigation and a decrease in pension settlement charges. These favorable variances were partially offset by additional costs incurred to support various initiatives and revenue growth. Legal costs associated with our Securities Litigation were $19 million, $27 million and $43 million in 2007, 2006 and 2005.
     Securities Litigation Charges, Net: As discussed in Financial Note 17, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, in the third quarter of 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (No. C-99-20743-RMW) (the “Consolidated Action”). In general, we agreed to pay the settlement class a total of $960 million in cash. During the third quarter of 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings.
     During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated reserves were increased by $52 million and $1 million in pre-tax charges during the first and third quarters of 2006 and decreased by an $8 million pre-tax credit during the fourth quarter of 2006, for a total net pre-tax charge of $45 million for 2006. On February 24, 2006, the Court gave final approval to the settlement of the Consolidated Action and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement.
     During 2007, the Securities Litigation accrual decreased $31 million primarily reflecting a net pre-tax credit of $6 million representing a settlement and a reassessment of another case in the second quarter of 2007, and $25 million of cash payments made in connection with these settlements. Based on the payments made in the

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Consolidated Action and payments made to settle other previously reported Securities Litigation proceedings, and based on our assessment of the remaining cases, the estimated Securities Litigation accruals as of March 31, 2007 and 2006 were $983 million and $1,014 million. We believe this accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number and uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
     Interest Expense: Interest expense increased in 2007 compared to 2006 primarily due to $1.0 billion of additional financing required to fund our acquisition of Per-Se. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing for the Per-Se acquisition. Interest expense decreased in 2006 compared to 2005 primarily reflecting the repayment of $250 million of term debt during the fourth quarter of 2005.
     Income Taxes: Our reported tax rates were 25.4%, 36.4% and 35.0% in 2007, 2006 and 2005. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     Securities Litigation — As discussed in Financial Note 15, “Income Taxes,” we recorded an income tax benefit of $390 million relating to the Securities Litigation in the third quarter of 2005. We believed the pending settlement of the Consolidated Action and the ultimate resolution of the lawsuits brought independently by other shareholders would be tax deductible. However, the tax attributes of the litigation were complex and the Company expected challenges from the taxing authorities, and accordingly such deductions could not be finalized until the lawsuits were concluded and the tax authorities reviewed the deductions. As of March 31, 2005, we provided tax reserves for future resolution of these uncertain tax matters.
     In the second quarter of 2007, we recorded a credit to income tax expense of $83 million which primarily pertains to our receipt of a private letter ruling from the U.S. Internal Revenue Service holding that our payment of approximately $960 million to settle our Securities Litigation Consolidated Action is fully tax-deductible. As discussed in the preceding paragraph, we previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Action and related litigation.
     Other Income Tax Adjustments — In 2007, we recorded $24 million in income tax benefits arising primarily from settlements and adjustments with various taxing authorities and research and development investment tax credits generated by our Canadian operations.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Discontinued Operations:
     Results from discontinued operations were as follows:

	Years Ended March 31,
(In millions)	2007	2006	2005

Income (loss) from discontinued operations
Acute Care	$(9)	$(13)	$21
BioServices	—	2	5
Other	—	—	—
Income taxes	4	4	(10)

Total	$(5)	$(7)	$16

Gain (loss) on sales of discontinued operations
Acute Care	$(49)	$—	$—
BioServices	—	22	—
Other	10	—	—
Income taxes	(11)	(9)	—

Total	$(50)	$13	$—

Discontinued operations, net of taxes
Acute Care	$(66)	$(8)	$13
BioServices	—	14	3
Other	11	—	—

Total	$(55)	$6	$16

     In the second quarter of 2007, we sold our Medical-Surgical Solutions segment’s Acute Care supply business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements. Revenues associated with the Acute Care business prior to its disposition were $1,062 million and $1,025 million for 2006 and 2005 and $597 million for the first half of 2007.
     Financial results for 2007 for this discontinued operation include an after-tax loss of $66 million, which primarily consists of an after-tax loss of $61 million for the business’ disposition and $5 million of after-tax losses associated with operations, other asset impairment charges and employee severance costs. The after-tax loss of $61 million for the business’ disposition includes a $79 million non-tax deductible write-off of goodwill, as further described below.
     In connection with the divestiture of our Acute Care business, we allocated a portion of our Medical-Surgical Solutions segment’s goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture and the fair value of the continuing businesses was determined by a third-party valuation. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
     Additionally, as part of the divestiture, we entered into a transition services agreement (“TSA”) with OMI under which we provided certain services to the Acute Care business during a transition period of approximately six months. Financial results from the TSA, as well as employee severance charges over the transition period, were recorded as part of discontinued operations. The continuing cash flows generated from the TSA were not material to our consolidated financial statements and the TSA was completed as of March 31, 2007.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
     In the second quarter of 2007, we also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc., for net cash proceeds of $10 million. The divestiture resulted in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. The gain on disposition was also recorded in the second quarter of 2007. Financial results for this business, which were previously included in our Pharmaceutical Solutions segment, were not material to our consolidated financial statements.
     The results for discontinued operations for 2007 also include an after-tax gain of $6 million associated with the collection of a note receivable from a business sold in 2003 and the sale of a small business.
     In the second quarter of 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (BioServices”), for net cash proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million. Financial results for this business, which were previously included in our Pharmaceutical Solutions segment, were not material to our consolidated financial statements.
     In accordance with SFAS No. 144, financial results for these businesses are classified as discontinued operations for all periods presented.
     Net Income: Net income (loss) was $913 million, $751 million and ($157) million in 2007, 2006 and 2005 and diluted earnings (loss) per share was $2.99, $2.38 and ($0.53). Excluding the Securities Litigation charges, 2007 net income and net income per diluted share would have been $826 million and $2.71, for 2006, $781 million and $2.48, and for 2005, $653 million and $2.19.
     A reconciliation between our net income (loss) per share reported under accounting standards generally accepted (“GAAP”) in the United States and our earnings per diluted share, excluding charges for the Securities Litigation is as follows:

	Years Ended March 31,
(In millions except per share amounts)	2007	2006	2005

Net income (loss), as reported	$913	$751	$(157)
Exclude:
Securities Litigation charge (credit), net	(6)	45	1,200
Estimated income tax expense (benefit)	2	(15)	(390)
Income tax reserve reversal	(83)	—	—

Securities Litigation charge, net of tax	(87)	30	810

Net income, excluding Securities Litigation charge	$826	$781	$653

Diluted earnings per common share, excluding Securities Litigation charge (1)	$2.71	$2.48	$2.19

Shares on which diluted earnings per common share, excluding the Securities Litigation charge, were based	305	316	301

(1)	For 2006 and 2005, interest expense, net of related income taxes, of $1 million and $6 million, has been added to net income, excluding the Securities Litigation charges, for purpose of calculating diluted earnings per share. This calculation also includes the impact of dilutive securities (stock options, convertible junior subordinated debentures and restricted stock).
     These pro forma amounts are non-GAAP financial measures. We use these measures internally and consider these results to be useful to investors as they provide relevant benchmarks of core operating performance.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Weighted Average Diluted Shares Outstanding: Diluted earnings (loss) per share was calculated based on a weighted average number of shares outstanding of 305 million, 316 million and 294 million for 2007, 2006 and 2005. Weighted average shares outstanding for 2007 decreased from 2006 primarily reflecting common stock repurchased during the year, net of stock option exercises. Weighted average diluted shares outstanding for 2006 primarily reflect an increase in the number of common shares outstanding as a result of exercised stock options, net of common stock repurchased, as well as an increase in the common stock equivalents from stock options due to the increase in the Company’s common stock price. For 2005, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.
International Operations
     International operations accounted for 7.5%, 7.0% and 6.8% of 2007, 2006 and 2005 consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 21, “Segments of Business” to the accompanying consolidated financial statements.
Acquisitions and Investments
     In 2007, we made the following acquisitions and investment:
–	On January 26, 2007, we acquired all of the outstanding shares of Per-Se of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility (refer to Financial Note 10, “Long-Term Debt and Other Financing”).

Approximately $1,228 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $408 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years, and trademark and tradenames of $13 million with a weighted-average life of 5 years.

In accordance with accounting standards, certain costs that will be incurred to integrate acquired businesses will be treated as part of the cost of the acquisition whereas other related costs will be expensed. Financial results for Per-Se are primarily included within our Provider Technologies segment since the date of acquisition.

–	Our Provider Technologies segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients, and the other a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

–	Our Medical-Surgical Solutions segment acquired Sterling based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a leading medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
–	We invested $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business in Parata, in exchange for a significant minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.

In 2006, we made the following acquisitions:

–	We acquired substantially all of the issued and outstanding stock of D&K of St. Louis, Missouri for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $158 million of the purchase price was assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Results of D&K’s operations are included in our Pharmaceutical Solutions segment.

–	We acquired all of the issued and outstanding shares of Medcon Ltd., (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $60 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. The results of Medcon’s operations are included in our Provider Technologies segment.

In 2005, we made the following acquisition and investment:

–	We invested $33 million to increase our ownership percentage in Nadro to approximately 48%. Prior to the additional investment, the Company owned approximately 22% of the outstanding common shares of Nadro. Our investment in Nadro is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.

–	We acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut, for an aggregate cash purchase price of $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price was assigned to goodwill. The results of MMC’s operations have been included in the consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.
     During the last three years we also completed a number of other smaller acquisitions and investments within all three of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Note 2, “Acquisitions and Investments,” to the accompanying consolidated financial statements for further discussions regarding our acquisitions and investing activities.
2008 Outlook
     Information regarding the Company’s 2008 outlook is contained in our Form 8-K dated May 7, 2007. This Form 8-K should be read in conjunction with the sections “Factors Affecting Forward-looking Statements” and “Additional Factors That May Affect Future Results” included in this Financial Review.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
2008 Operating Segments
     Beginning with the first quarter of 2008, we will report our operations in two segments: McKesson Distribution Solutions and McKesson Technology Solutions. This change resulted from a realignment of our businesses to better correlate our operations with the needs of our customers. The factors for determining the reportable segments included the manner in which management evaluated the performance of the Company combined with the nature of the individual business activities. In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information will be reclassified to conform to this new financial reporting presentation commencing in 2008. Additional information regarding our new segments is as follows:
     We have combined our Pharmaceutical Solutions and Medical-Surgical Solutions segments into a new segment, McKesson Distribution Solutions. This segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment, and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, software, consulting, outsourcing and other services and, through its investment in Parata, sells automated pharmaceutical dispensing systems for retail pharmacies.
     The McKesson Technology Solutions segment (currently known as our Provider Technologies segment) delivers enterprise-wide patient care, clinical, financial, supply chain, and strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries. The segment also provides disease management programs to payors primarily in the United States. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payors. We have added our Payor group of businesses, which includes our clinical auditing and compliance, disease management, medical management and InterQual businesses, to this segment. The Payor group was previously included in our Pharmaceutical Solutions segment.
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
     If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. In addition, in 2007, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our largest customer, Caremark RX, Inc., represented approximately 11% of our 2007 total consolidated revenues. At March 31, 2007, accounts receivable from our ten largest customers and Caremark RX, Inc. were approximately 48% and 12% of total accounts receivable. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from this or any other large customer could have a significant negative impact on our financial condition, results of operations and liquidity.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     At March 31, 2007, trade and notes receivables were $5,896 million, and other customer financing was $100 million, prior to allowances of $150 million. In 2007, 2006 and 2005 our provision for bad debts was $24 million, $26 million, and $16 million. At March 31, 2007 and 2006, the allowance as a percentage of trade and notes receivables was 2.6% and 2.3%. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included this Annual Report on Form 10-K.
     Inventories: We state inventories at the lower of cost or market. Inventories for our Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale. For our Pharmaceutical Solutions segment, the majority of the cost of domestic inventories was determined on the LIFO method and international inventories are stated using the first-in, first-out (“FIFO”) method. Cost of inventories for our Medical-Surgical Solutions segment was primarily determined on the FIFO method. Provider Technologies’ inventories consist of computer hardware with cost determined by the standard cost method. Total inventories were $8.2 billion and $7.1 billion at March 31, 2007 and 2006.
     The LIFO method was used to value approximately 87% of our inventories at March 31, 2007 and 2006. If the FIFO method, which approximates replacement cost, had been applied, total inventories would have increased $92 million and $156 million at March 31, 2007 and 2006. In addition, we recorded LIFO benefit reserve adjustments of $64 million, $32 million and $59 million in 2007, 2006 and 2005. LIFO adjustments generally represent the net effect of the amount of price increases on branded pharmaceutical products held in inventory offset by price declines on generic pharmaceutical products, including the price decrease effect of branded pharmaceutical products that have lost patent protection. A LIFO benefit implies that the price declines on generic pharmaceutical products, including the effect of branded pharmaceuticals that have lost patent protection, exceeded the effect of price increases on branded pharmaceutical products held in inventory. Our remaining pharmaceutical LIFO reserve of approximately $18 million is expected to be used in 2008.
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
     There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets we typically use the income method. This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Goodwill: We have significant goodwill assets as a result of acquiring businesses. We maintain goodwill assets on our books unless the assets are deemed to be impaired. We perform an impairment test on goodwill balances annually or when indicators of impairment exist. Such impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the operations in which goodwill is assigned. If carrying value exceeds fair value, a second step would be performed to calculate the amount of impairment. Fair values can be determined using market, income or cost approaches. To estimate the fair value of a business using the market approach, we compare the business to similar businesses or guideline companies whose securities are actively traded in public markets or the income approach, where we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.
     Some of the more significant estimates and assumptions inherent in the goodwill impairment estimation process using the market approach include the selection of appropriate guideline companies, the determination of market value multiples for the guideline companies, the subsequent selection of an appropriate market value multiple for the business based on a comparison of the business to the guideline companies, the determination of applicable premiums and discounts based on any differences in marketability between the business and the guideline companies and when considering the income approach, include the required rate of return used in the discounted cash flow method, which reflects capital market conditions and the specific risks associated with the business. Other estimates inherent in the income approach include long-term growth rates and cash flow forecasts for the business.
     Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. The judgments made in determining an estimate of fair value can materially impact our results of operations. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any changes in key assumptions, including unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
     In September 2006, we sold our Medical-Surgical Solutions segment’s Acute Care supply business and allocated $79 million of the segment’s goodwill to the divested business. The allocation was based on the relative fair values of the Acute Care business and continuing businesses that were retained by the Company, as determined by a third-party valuation. Goodwill at March 31, 2007 and 2006 was $2,975 million and $1,637 million and we concluded that there was no impairment of our goodwill.
     Supplier Reserves: We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them from us. These reserve estimates are established based on our best judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2007 and 2006, supplier reserves were $100 million and $97 million. Approximately 80% of the supplier reserves at March 31, 2007 and 2006 pertains to our Pharmaceutical Solutions segment. A hypothetical 0.1% percentage increase or decrease in the supplier reserve as a percentage of trade payables would have resulted in an increase or decrease in the cost of sales of approximately $11 million in 2007. The ultimate outcome of any amounts due from our suppliers may be different than our estimate.
     Income Taxes: Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
     Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.
     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize liabilities based on our estimate of whether additional taxes will be due. These liabilities are recorded when, despite our belief that our tax return positions are supportable, we believe that certain positions are likely to be challenged and may not be fully sustained upon audit by tax authorities in the U.S and other countries. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense as discrete items in the period in which they are determined. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.
     If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $13 million for 2007.
     As discussed in Financial Note 1, “Significant Accounting Policies” under the caption “New Accounting Pronouncements,” in the first quarter of 2008, we are required to adopt the provisions of Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlements. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. While we are assessing the impact of FIN No. 48 on our consolidated financial statements, we currently estimate the cumulative effect upon adoption of FIN No. 48 may result in a decrease to shareholders’ equity of up to $100 million. The estimated impact is subject to revision as we complete the analysis. We will continue to classify interest and penalties to be paid on an underpayment of income taxes as income taxes in our consolidated statements of operations.
     Share-Based Payment: Our compensation programs include share-based payments. Beginning in 2007, we account for all share-based payment transactions using a fair-value based measurement method required by SFAS No. 123(R), “Share-Based Payment.” We adopted SFAS No. 123(R) using the modified prospective method of transition. The share-based compensation expense is recognized for the portion of the awards that is ultimately expected to vest on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For the awards with performance conditions, we recognize the expense on a straight-line basis, treating each vesting tranche as a separate award. Upon adoption of SFAS No. 123(R), in the first quarter of 2007, we elected the “short-cut” method for calculating the beginning balance of the additional paid-in capital pool related to the tax effects of share-based compensation.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     We estimate the grant-date fair value of employee stock options using the Black-Scholes option-pricing model. We believe that it is difficult to accurately measure the value of an employee stock option. Our estimates of employee stock option values rely on estimates of factors we input into the model. The key factors involve an estimate of future uncertain events. The key factors influencing the estimation process, among others, are the expected term of the option, the expected stock price volatility factor and the expected dividend yield. We continue to use historical exercise patterns as our best estimate of future exercise patterns in determining our expected term of the option. We use a combination of historical and quoted implied volatility to determine the expected stock price volatility factor. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with emerging employee stock option valuation considerations. Our expected stock price volatility assumption continues to reflect a constant dividend yield during the expected term of the option. Once the fair values of employee stock options are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from actual.
     In addition, we develop an estimate of the number of share-based awards which will ultimately vest primarily based on historical experiences. Changes in the estimated forfeiture rate can have a material effect on share-based compensation expense. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. We re-assess the estimated forfeiture rate established upon grant periodically throughout the required service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in the future reporting periods could be materially higher or lower than our current estimates.
     Our assessments of estimated share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards and the attainment of performance goals. As a result, the future share-based compensation expense may differ from the Company’s historical amounts. In 2007, share-based compensation charges amounted to $0.13 per diluted share, or approximately $0.10 per diluted share more than the share-based compensation expense recognized in our net income in 2006.
     Prior to the adoption of SFAS No. 123(R), we accounted for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this policy, since the exercise price of stock options we granted was generally set equal to the market price on the date of the grant, we did not record any expense to the income statement related to the grants of stock options, unless certain original grant-date terms were subsequently modified. The pro forma effect on net income (loss) and diluted earnings (loss) per common share required under the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for the years ended March 31, 2006 and 2005 is set forth in Financial Note 19, “Share-Based Payment.”
     Loss Contingencies: We are subject to various claims, pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of business. Each significant matter is regularly reviewed and assessed for potential financial exposure. If a potential loss is considered probable and can be reasonably estimated, we accrue a liability in the consolidated financial statements. The assessment of probability and estimation of amount is highly subjective and requires significant judgment due to uncertainties related to these matters and is based on the best information available at the time. The accruals are adjusted, as appropriate as additional information becomes available. The amount of actual loss may differ significantly from these estimates.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
     Net cash flow from operating activities was $1,539 million in 2007, compared with $2,738 million in 2006 and $1,543 million in 2005. Operating activities for 2007 benefited from improved accounts receivable management, reflecting changes in our customer mix, our termination of a customer contract and an increase in accounts payable associated with improved payment terms. These benefits were partially offset by increases in inventory needed to support our growth and timing of inventory receipts. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors. Operating activities for 2007 also reflect payments of $25 million for the settlements of Securities Litigation cases.
     Net cash flow from operations in 2006 increased primarily reflecting improved working capital balances for our U.S. pharmaceutical distribution business as purchases from certain of our suppliers became better aligned with customer demand and as a result, net financial inventory (inventory, net of accounts payable) decreased. Operating activities for 2006 also benefited from better inventory management. Operating activities for 2006 include a $143 million cash receipt in connection with an amended agreement entered into with a customer and cash settlement payments of $243 million for the Securities Litigation. Additionally, cash flows from operations for 2006 include a reduction in current income taxes payable and a reduction in our deferred tax assets which largely pertain to our Securities Litigation cash settlement payments (including the $962 million placed in escrow), which was deducted in our 2006 income tax return. Net cash flow from operating activities in 2005 includes a $1,200 million non-cash ($810 million after-tax) charge for the Securities Litigation.
     Net cash used in investing activities was $2,103 million in 2007, compared with $1,816 million in 2006 and $360 million in 2005. Investing activities for 2007 reflect payments of $1,938 million for our business acquisitions (including $1.8 billion for Per-Se) and $36 million for our investment in Parata. Investing activities for 2007 also reflect $179 million of cash proceeds from the sale of our businesses, including $164 million for the sale of our Acute Care business. Investing activities for 2006 include increases in property acquisitions and capitalized software expenditures which primarily reflect our investment in our U.S. pharmaceutical distribution center network and our Provider Technologies segment’s investment in software for a contract with the British government’s National Health Services Information Authority organization. Investing activities for 2006 also include $589 million of expenditures for our business acquisitions, including D&K, and a use of cash of $962 million due to a transfer of cash to an escrow account for future payment of our Securities Litigation. Partially offsetting these increases were cash proceeds of $63 million pertaining to the sale of BioServices. Investing activities for 2005 include $76 million of business acquisition primarily for MMC and $33 million for the increased investment in Nadro.
     Financing activities provided cash of $379 million in 2007 and utilized cash of $583 million and $91 million in 2006 and 2005. On March 5, 2007, we issued $500 million of 5.25% notes due 2013 and $500 million of 5.70% notes due 2017. Net proceeds from the issuance after offering expenses of the notes of $990 million were used, together with cash on hand, to repay $1.0 billion of short-term borrowings then outstanding under the interim facility we entered into in connection with the acquisition of Per-Se. Financing activities for 2007 also include $1.0 billion of cash paid for stock repurchases, partially offset by $399 million of cash receipts from common stock issuances. Cash received from common stock issuances primarily represent employees’ exercises of stock options. Financing activities for 2006 include $958 million of cash paid for stock repurchases and $102 million of cash paid for the repayment of life insurance policy loans, which was partially offset by $568 million of cash receipts from common stock issuances. Financing activities for 2005 include repayment of $268 million of long-term debt partially offset by $223 million of cash receipts from common stock issuances. Cash dividends paid in 2007, 2006 and 2005 were $72 million, $73 million and $70 million.
     The Company’s Board of Directors (the “Board”) approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006 which permitted the Company to repurchase up to a total of $1 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006 and made no repurchases in 2005. As of March 31, 2006, less than $1 million remained available for future repurchases under the January 2006 plan and all of these other plans were completed.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     In April and July 2006, the Board approved two new share repurchase plans which permitted the Company to repurchase up to an additional $1 billion ($500 million per plan) of the Company’s common stock. During 2007, we repurchased a total of 20 million shares for $1.0 billion. As a result of these repurchases, we effectively completed all of the 2007 share repurchase plans.
     On April 25, 2007, the Board approved an additional share repurchase plan of up to $1.0 billion of the Company’s common stock. Repurchased shares are used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions.
     Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2007	2006	2005

Cash and cash equivalents	$1,954	$2,139	$1,800
Working capital	2,730	3,527	3,658
Debt, net of cash and cash equivalents	4	(1,148)	(589)
Debt to capital ratio (1)	23.8%	14.4%	18.7%
Net debt to net capital employed (2)	0.1%	(24.1)%	(12.6)%
Return on stockholders’ equity (3)	15.2%	13.1%	(3.0)%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash, receivables and inventories, net of drafts and accounts payable and other liabilities. Our Pharmaceutical Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, new customer build-up requirements and for 2006, the number and timing of fee-based arrangements with pharmaceutical manufacturers. In 2007, our working capital decreased primarily as a result of increases in other liabilities and deferred revenue. Net financial inventory (inventory, net of drafts and accounts payable) resulted in a small increase to working capital in 2007. Working capital in 2006 also decreased primarily due to a decrease in our net financial inventory, partially offset by improvements in our cash, cash equivalent and restricted cash balances and an increase in our accounts receivable. Improvements in our net financial inventory primarily reflect a better alignment of our purchases with customer demand for our U.S. pharmaceutical distribution business.
     Our ratio of net debt to net capital employed decreased in 2007 primarily due to our issuance of $1.0 billion of long-term debt in relation with the Per-Se acquisition. Our ratio of net debt to net capital employed declined in 2006 as growth in our operating profit was in excess of the growth in working capital and other investments needed to fund increases in revenue.
     The Company has paid quarterly cash dividends at the rate of $0.06 per share on its common stock since the fourth quarter of 1999. A dividend of $0.06 per share was declared by the Board on January 24, 2007, and was paid on April 2, 2007 to stockholders of record at the close of business on March 1, 2007. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Financial Obligations and Commitments:
     The table below presents our significant financial obligations and commitments at March 31, 2007:

	Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5

On balance sheet
Securities Litigation	$983	$983	$—	$—	$—
Long-term debt	1,958	156	226	404	1,172
Other (1)	311	29	47	52	183
Off balance sheet
Purchase obligations	2,708	2,503	132	34	39
Interest on borrowings	927	129	238	195	365
Customer guarantees	102	20	31	1	50
Operating lease obligations	460	98	151	103	108

Total	$7,449	$3,918	$825	$789	$1,917

(1)	Primarily includes estimated payments for pension and postretirement plans.

     We define a purchase obligation as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases, capital commitments and service agreements.
     We have agreements with certain of our customers’ financial institutions (primarily for our Canadian business) under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and credit facilities for some customers and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to seven years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2007, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $96 million and $4 million. We consider it unlikely that we would make significant payments under these guarantees, and accordingly, amounts accrued for these guarantees were nominal.
     In addition, our banks and insurance companies have issued $99 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
     Credit Resources:
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sale facility. We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate (“LIBOR”). In June 2006, we renewed our committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place with the exception that the facility was reduced to $700 million from $1.4 billion. The renewed facility expires in June 2007. At March 31, 2007 and March 31, 2006, no amounts were outstanding under any of these facilities.
     In connection with our purchase of Per-Se in January 2007, we entered into a single-draw $1.8 billion interim credit facility. The interim credit facility was a 364-day unsecured facility which had terms substantially similar to those contained in the Company’s existing revolving credit facility. On January 26, 2007, we borrowed $1.0 billion under the interim credit facility to partially fund the Per-Se acquisition. On March 5, 2007, we issued $500 million of 5.25% notes due 2013 and $500 million of 5.70% notes due 2017. The notes are redeemable at any time, in whole or in part, at our option. In addition, upon occurrence of both a change of control and a ratings downgrade of the notes to non-investment-grade levels, we are required to make an offer to redeem the notes at a price equal to 101% of the principal amount plus accrued interest. We utilized net proceeds after offering expenses from the

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
issuance of the notes of $990 million, together with cash on hand, to repay the $1 billion short-term credit facility borrowings.
     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently BBB, BBB+ and Baa3, and our commercial paper ratings are currently A-2, F-2 and P-3. Our ratings outlook is positive with S&P and stable with Fitch and Moody’s. Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. At March 31, 2007, this ratio was 23.8% and we were in compliance with all other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations.
     Funds necessary for the resolution of future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.
MARKET RISKS
     Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 bp in 2007 and 2006, interest expense would not have been materially different from that reported.
     As of March 31, 2007 and 2006, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $2,036 million and $1,082 million. Fair value was estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.
     Foreign exchange risk: We derive revenues and earnings from Canada, the United Kingdom, Ireland, France, the Netherlands, Israel, Australia, New Zealand and Mexico, which expose us to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency investments and loans. As of March 31, 2007 and 2006, an adverse 10% change in quoted foreign currency exchange rates would not have had a material impact on our net fair value of financial instruments that have exposure to foreign currency risk.
RELATED PARTY BALANCES AND TRANSACTIONS
     Information regarding our related party balances and transactions is included in “Critical Accounting Policies and Estimates” appearing within this Financial Review and Financial Note 20, “Related Party Balances and Transactions,” to the accompanying consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
     New accounting pronouncements that impact the Company are included in Financial Note 1, “Significant Accounting Policies”, to our consolidated financial statements, under the captions “Share-Based Payment” and “New Accounting Pronouncements”.
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “should,” “seeks,” “approximately,”

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
“intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Additional Factors That May Affect Future Results.” The reader should not consider this list to be a complete statement of all potential risks and uncertainties.
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
     As discussed in Financial Note 17, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, in the third quarter of 2005, we announced that we had reached an agreement to settle the action captioned In re McKesson HBOC, Inc. Securities Litigation (No. C-99-20743-RMW) (the “Consolidated Action”). In general, we agreed to pay the settlement class a total of $960 million in cash. During the third quarter of 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings.
     On February 24, 2006, the court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement. Based on the payments made in the Consolidated Action and payments made to settle other previously reported Securities Litigation proceedings, and based on our assessment of the remaining cases, the estimated Securities Litigation accruals as of March 31, 2007 and 2006 were $983 million and $1,014 million. We believe this accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number and uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
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
     Changes in the healthcare industry’s, or any of our individual or collective group of pharmaceutical suppliers’, pricing, selling, inventory, distribution or supply policies or practices, or changes in our customer mix could also significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
healthcare information technology products and services that we offer, such changes could have an adverse impact on our results of operations, while not affecting some of our competitors who offer a narrower range of products and services.
     The majority of our U.S. pharmaceutical distribution business’ agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide; however, failure to successfully renew these contracts in a timely and favorable manner could have an adverse impact on our results of operations.
     Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our revenues and gross margins have increased from our generic drug offering programs. An increase or a decrease in the availability or changes in pricing or reimbursement of these generic drugs could have an adverse impact on our results of operations.
     There have been increasing efforts by various levels of government including state boards of pharmacy and comparable agencies to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated, and/or mislabeled drugs into the pharmaceutical distribution system (“pedigree tracking”). Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. Florida has adopted pedigree-tracking requirements and California has enacted a law requiring chain of custody technology using radio frequency tagging and electronic pedigrees. Final regulations under the federal Prescription Drug Marketing Act requiring pedigree and chain of custody tracking in certain circumstances became effective December 1, 2006. This latter regulation has been challenged in a case brought by secondary distributors. A preliminary injunction was issued by the federal District Court for the Eastern District of New York that temporarily enjoined implementation of this regulation. These pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have an adverse impact on our results of operations.
     We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Furthermore, our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse. Many of the regulations applicable to us, including those relating to marketing incentives offered by pharmaceutical or medical-surgical suppliers, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
     Medical billing and collection activities are governed by numerous federal and state civil and criminal laws that pertain to companies that provide billing and collection services, or that provide consulting services in connection with billing and collection activities. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have an adverse impact on our results of operations.
Competition may erode our profit.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Our Provider Technologies segment experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, hardware vendors and Internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered. These competitive pressures could have an adverse impact on our results of operations.
Our Pharmaceutical Solutions segment is subject to inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices, which subjects us to risks and uncertainties.
     Certain of our U.S. pharmaceutical distribution business’ agreements entered into with branded pharmaceutical manufacturers are partially inflation-based. A slowing in the frequency or rate of branded price increases could have an adverse impact on our results of operations. In addition, we also distribute generic pharmaceuticals, which are subject to price deflation. An acceleration of the frequency or rate of generic price decreases could also have an adverse impact on our results of operations.
Substantial defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition and results of operations and liquidity.
     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2007, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our largest customer, Caremark RX, Inc., represented approximately 11% of our 2007 total consolidated revenues. At March 31, 2007, accounts receivable from our ten largest customers and Caremark RX, Inc. were approximately 48% and 12% of total accounts receivable. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from this or any other large customer could have an adverse impact on our results of operations.
Our Pharmaceutical Solutions and Medical-Surgical Solutions segments are dependent upon sophisticated information systems. The implementation delay, malfunction or failure of these systems for any extended period of time could adversely affect our business.
     We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers, receive, process and ship orders on a timely basis, manage the accurate billing and collections for thousands of customers and process payments to suppliers. If these systems are interrupted, damaged by unforeseen events, or fail for any extended period of time, we could have an adverse impact on our results of operations.
We could become subject to liability claims that are not adequately covered by our insurance, and may have to pay damages and other expenses which could have an adverse impact on our results of operations.
     Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payor businesses (which include disease management programs and our nurse triage services) and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. If customers assert liability claims against our products and/or services, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit, by contract, our liability to customers; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. A successful product or professional liability claim not fully covered by our insurance could have an adverse impact on our results of operations.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
The failure of our Provider Technologies business to attract and retain customers due to challenges in software product integration or to keep pace with technological advances may significantly reduce our revenues or increase our expenses.
     Our Provider Technologies business delivers enterprise-wide patient care, clinical, financial, supply chain, strategic management software solutions and pharmacy automation to hospitals, physicians, homecare providers, retail and mail order pharmacies and payors. Challenges in integrating Provider Technologies software products could impair our ability to attract and retain customers and could have an adverse impact on our results of operations.
     Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by our Provider Technologies business. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure. The success of our Provider Technologies business will depend, in part, on its ability to be responsive to technological developments, pricing pressures and changing business models. To remain competitive in the evolving healthcare information systems marketplace, our Provider Technologies business must develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of our Provider Technologies business to attract and retain customers and thereby could have an adverse impact on our results of operations.
The loss of third party licenses utilized by our Provider Technologies segment may adversely impact our operating results.
     We license the rights to use certain technologies from third-party vendors to incorporate in or complement our Provider Technologies segment’s products and solutions. These licenses are generally nonexclusive, must be renewed periodically by mutual consent, and may be terminated if we breach the terms of the license. As a result, we may have to discontinue, delay or reduce product shipments until we obtain equivalent technology, which could hurt our business. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.
Proprietary technology protections may not be adequate, and products may be found to infringe the rights of third parties.
     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our products do not infringe the proprietary rights of third parties, from time to time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing others’ rights, we may be required to pay substantial damage awards and forced to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing technology. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments, or costs of developing replacement technology could have an adverse impact on our results of operations.
System errors or failures of our products to conform to specifications could cause unforeseen liabilities.
     The software and software systems (“systems”) that we sell or operate are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. For example, our Provider Technologies’ business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. Failure of a client’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.
Regulation of our distribution businesses and regulation of our computer-related products could impose increased costs, delay the introduction of new products and negatively impact our business.
     The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the Drug Enforcement Administration (the “DEA”), the Food and Drug Administration (the “FDA”), various state boards of pharmacy, state health departments, the Department of Health and Human Services (the “DHHS”), and other comparable agencies. Certain of our subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, DHHS and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
     In addition, the FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the Federal Food, Drug and Cosmetic Act. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Any final FDA policy governing computer products, once issued, may increase the cost and time to market new or existing products or may prevent us from marketing our products.
     We regularly receive requests for information and occasionally subpoenas from governmental authorities. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse impact on our results of operations.
New and potential federal regulations relating to patient confidentiality and format and data content standards could depress the demand for our products and impose significant product redesign costs and unforeseen liabilities on us.
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
     Although our systems have been updated and modified to comply with the current requirements of HIPAA, evolving HIPAA-related laws or regulations, such as the claims attachment rule, could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable our customers to execute new or modified healthcare transactions. We may need to expend additional capital, research and development and other resources to modify our products to address evolving data security and privacy issues.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
The length of our sales and implementation cycles for our Provider Technologies segment could have an adverse impact on our future operating results.
     Many of the solutions offered by our Provider Technologies segment have long sales and implementation cycles, which could range from several months to over two years or more from initial contact with the customer to completion of implementation. How and when to implement, replace, or expand an information system, or modify or add business processes, are major decisions for healthcare organizations. Many of the solutions we provide typically require significant capital expenditures and time commitments by the customer. Any decision by our customers to delay implementation could have an adverse impact on our results of operations. Furthermore, delays or failures to meet milestones established in our agreements may result in a breach of contract, termination of the agreement, damages and/or penalties as well as a reduction in our margins or a delay in our ability to recognize revenue.
Our inability to perform well under chronic disease or impact condition programs could have an adverse effect on our business and results of operations.
     Part of our growth strategy focuses on developing health and care support programs to address chronic diseases and medical conditions as well as the overall health of all enrollees of a health plan. Our success in this area, including our ability to recognize revenue, is highly dependent upon the timely receipt of accurate data from health plan customers and our accurate analysis of such data. Data acquisition, data quality control and data analysis are complex processes that carry a risk of untimely, incomplete or inaccurate data from health plan customers or flawed analysis of such data. If we do not receive timely and accurate data from health plan customers or our analyses are flawed, or if we fail to execute on new or modified programs, it could have an adverse impact on our results of operations.
Reduced capacity in the commercial property insurance market exposes us to potential loss.
     In order to provide prompt and complete service to our major Pharmaceutical Solutions and Medical-Surgical Solutions customers, we maintain significant product inventory at certain of our distribution centers. While we seek to maintain property insurance coverage in amounts sufficient for our business, there can be no assurance that our property insurance will be adequate or available on acceptable terms. One or more large casualty losses caused by fire, earthquake or other natural disaster in excess of our coverage limits could have an adverse impact on our results of operations.
We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.
     We are required under generally accepted accounting principles to test our goodwill for impairment at least annually as well as review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates and the loss of a significant customer. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could have an adverse impact on our results of operations.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Our operating results and our financial condition may be adversely affected by foreign operations.
     We have operations based in foreign countries, including Canada, the United Kingdom, Europe and other foreign countries, and we have a large investment in Mexico. In the future we look to continue to grow our foreign operations both organically and through acquisitions and investments; however, increasing our foreign operations carries additional risks. Operations outside of the United States may be affected by changes in trade protection laws, policies, measures and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software, social, political, labor or economic conditions in a specific country or region; import/export regulations in both the United States and foreign countries, and difficulties in staffing and managing foreign operations. Political changes and natural disasters, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. Additionally, foreign operations expose us to foreign currency fluctuations that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar.
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
     An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions involves a number of risks including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired companies, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.
     In addition to the above, changes in generally accepted accounting principles and general economic and market conditions could affect future results.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of McKesson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2007.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears on page 57 of this Annual Report on Form 10-K.
     The scope of management’s assessment of the effectiveness of internal control over financial reporting excludes the acquired operations of Per-Se Technologies, Inc., (“Per-Se”) because it was acquired on January 26, 2007. Per-Se represents approximately 8% of our total assets at March 31, 2007, and less than 1% of our revenues and net income for the year ended March 31, 2007.
May 9, 2007

/s/ John H. Hammergren
John H. Hammergren
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of McKesson Corporation:
     We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Per-Se Technologies, Inc. (“Per-Se”) which was acquired on January 26, 2007 and whose financial statements constitute approximately 8% of total assets and less than 1% of revenues and net income as of and for the year ended March 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Per-Se. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     As discussed in Note 1 to the consolidated financial statements, on April 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” As also discussed in Note 1 to the consolidated financial statements, on March 31, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
Deloitte & Touche LLP
San Francisco, California
May 9, 2007

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2007	2006	2005
Revenues	$92,977	$86,983	$79,096
Cost of Sales	88,645	83,206	75,754

Gross Profit	4,332	3,777	3,342

Operating Expenses
Selling	673	590	531
Distribution	771	686	614
Research and development	284	223	182
Administrative	1,346	1,107	1,031
Securities Litigation charge (credit), net	(6)	45	1,200

Total	3,068	2,651	3,558

Operating Income (Loss)	1,264	1,126	(216)
Interest Expense	(99)	(94)	(118)
Other Income, Net	132	139	68

Income (Loss) from Continuing Operations Before Income Taxes	1,297	1,171	(266)
Income Tax Benefit (Provision)	(329)	(426)	93

Income (Loss) After Income Taxes
Continuing operations	968	745	(173)
Discontinued operations	(5)	(7)	16
Discontinued operations – gain (loss) on sales, net	(50)	13	—

Net Income (Loss)	$913	$751	$(157)

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$3.17	$2.36	$(0.59)
Discontinued operations	(0.02)	(0.02)	0.06
Discontinued operations – gain (loss) on sales, net	(0.16)	0.04	—

Total	$2.99	$2.38	$(0.53)

Basic
Continuing operations	$3.25	$2.44	$(0.59)
Discontinued operations	(0.02)	(0.02)	0.06
Discontinued operations – gain (loss) on sales, net	(0.17)	0.04	—

Total	$3.06	$2.46	$(0.53)

Weighted Average Shares
Diluted	305	316	294
Basic	298	306	294
See Financial Notes

McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$1,954	$2,139
Restricted cash	984	962
Receivables, net	6,566	6,247
Inventories	8,153	7,127
Prepaid expenses and other	199	522

Total	17,856	16,997

Property, Plant and Equipment, Net	684	663
Capitalized Software Held for Sale	166	139
Goodwill	2,975	1,637
Intangible Assets, Net	613	116
Other Assets	1,649	1,409

Total Assets	$23,943	$20,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$10,873	$9,944
Deferred revenue	1,027	827
Current portion of long-term debt	155	26
Securities Litigation	983	1,014
Other	2,088	1,659

Total	15,126	13,470

Postretirement Obligations and Other Noncurrent Liabilities	741	619
Long-Term Debt	1,803	965

Other Commitments and Contingent Liabilities (Note 17)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 2007 and 2006 – 800 Shares issued: 2007 – 341, 2006 – 330	3	3
Additional Paid-in Capital	3,722	3,238
Other Capital	(19)	(75)
Retained Earnings	4,712	3,871
Accumulated Other Comprehensive Income	31	55
ESOP Notes and Guarantees	(14)	(25)
Treasury Shares, at Cost, 2007 – 46 and 2006 – 26	(2,162)	(1,160)

Total Stockholders’ Equity	6,273	5,907

Total Liabilities and Stockholders’ Equity	$23,943	$20,961

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2007, 2006 and 2005
(In millions except per share amounts)

						Accumulated
	Common		Additional			Other	ESOP Notes	Treasury
	Stock		Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders’	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income (Loss)	Guarantees	Shares	Amount	Equity	Income (Loss)
Balances, March 31, 2004	297	$3	$2,047	$(43)	$3,421	$(16)	$(53)	(7)	$(194)	$5,165	$690

Issuance of shares under employee plans	9	—	273	(12)					(2)	259
ESOP note collections							17			17
Note collections				19						19
Note reserves				(6)						(6)
Translation adjustment						45				45	45
Additional minimum pension liability, net of tax of $(3)						3				3	3
Net loss					(157)					(157)	(157)
Other					1					1
Cash dividends declared, $0.24 per common share					(71)					(71)

Balances, March 31, 2005	306	3	2,320	(42)	3,194	32	(36)	(7)	(196)	5,275	$(109)

Issuance of shares under employee plans	18	—	723	(25)					(6)	692
ESOP note collections							11			11
Note collections				—						—
Note reserves				(8)						(8)
Translation adjustment						24				24	24
Additional minimum pension liability, net of tax of $2						(4)				(4)	(4)
Net income					751					751	751
Unrealized gain on investments, net of tax of $(2)						3				3	3
Conversion of Debentures	6	—	195							195
Repurchase of common stock								(19)	(958)	(958)
Cash dividends declared, $0.24 per common share					(74)					(74)

Balances, March 31, 2006	330	$3	$3,238	$(75)	$3,871	$55	$(25)	(26)	$(1,160)	$5,907	$774

Issuance of shares under employee plans	11	—	399						(2)	397
Share-based compensation			59							59
Tax benefit related to issuance of shares under employee plans			68							68
ESOP note collections							10			10
Notes rescinded				16						16
Note reserves				(2)						(2)
Translation adjustment						33				33	33
Additional minimum pension liability, net of tax of $(3)						8				8	8
Net income					913					913	913
Unrealized loss on investments, net of tax of $1						(2)				(2)	(2)
Repurchase of common stock								(20)	(1,000)	(1,000)
Cash dividends declared, $0.24 per common share					(72)					(72)
Adoption of new accounting standard, net of tax of $37						(63)				(63)	(63)
Other			(42)	42			1			1

Balances, March 31, 2007	341	$3	$3,722	$(19)	$4,712	$31	$(14)	(46)	$(2,162)	$6,273	$889

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$913	$751	$(157)
Discontinued operations, net of income taxes	55	(6)	(16)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	112	109	106
Amortization	183	153	139
Provision for bad debts	24	11	16
Securities Litigation charge (credit), net	(6)	45	1,200
Deferred taxes	167	403	(329)
Other non-cash items	(76)	(48)	(69)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(209)	(519)	(325)
Inventories	(928)	601	(654)
Drafts and accounts payable	872	1,104	1,316
Deferred revenue	181	379	88
Taxes	144	(53)	113
Securities Litigation settlement payments	(25)	(243)	—
Proceeds from sale of notes receivable	5	60	59
Other	127	(9)	56

Net cash provided by operating activities	1,539	2,738	1,543

Investing Activities
Property acquisitions	(126)	(166)	(135)
Capitalized software expenditures	(180)	(160)	(136)
Acquisitions of businesses, less cash and cash equivalents acquired	(1,938)	(589)	(76)
Proceeds from sale of businesses	179	63	12
Restricted cash	(22)	(962)	—
Other	(16)	(2)	(25)

Net cash used in investing activities	(2,103)	(1,816)	(360)

Financing Activities
Proceeds from issuances of debt, net	1,997	—	—
Repayment of debt	(1,031)	(24)	(268)
Capital stock transactions:
Issuances	399	568	223
Share repurchases	(1,003)	(958)	—
ESOP notes and guarantees	10	12	16
Dividends paid	(72)	(73)	(70)
Other	79	(108)	8

Net cash provided by (used in) financing activities	379	(583)	(91)

Net increase (decrease) in cash and cash equivalents	(185)	339	1,092
Cash and cash equivalents at beginning of year	2,139	1,800	708

Cash and cash equivalents at end of year	$1,954	$2,139	$1,800

Supplemental Information:
Cash paid for:
Interest	$100	$100	$126
Income taxes	137	84	132

Non-cash Transaction:
Common stock issued in conjunction with redemption of long-term debt	$—	$196	$—
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
     We conduct our business through three segments. Through our Pharmaceutical Solutions segment, we are a leading distributor of ethical and proprietary drugs, and health and beauty care products throughout North America. This segment also provides medical management and specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, patient and other services for payors, software and consulting and outsourcing services to pharmacies and, through its investment in Parata Systems, LLC (“Parata”), sells automated pharmaceutical dispensing systems for retail pharmacies. Our Medical-Surgical Solutions segment distributes medical-surgical supplies, first-aid products and equipment, and provides logistics and other services within the United States and Canada. Our Provider Technologies segment delivers enterprise-wide patient care, clinical, financial, supply chain, and strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries. Its customers include hospitals, physicians, homecare providers, retail pharmacies and payors.
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications are primarily related to discontinued operations (see Financial Note 3, “Discontinued Operations”) and had no impact on net income.
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
     Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash. At March 31, 2007 and 2006 restricted cash included $962 million paid into an escrow account for future distribution to class members of our Securities Litigation settlement. The corresponding liability is in current liabilities under the caption “Securities Litigation.” The liability will be discharged at such time as the settlement is declared effective by the court. Refer to Financial Note 17, “Other Commitments and Contingent Liabilities.”
     Marketable Securities Available for Sale: We carry our marketable securities which are available for sale at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity.
     Inventories: We state inventories at the lower of cost or market. Inventories for the Pharmaceutical Solutions and Medical-Surgical Solutions segments consist of merchandise held for resale. For our Pharmaceutical Solutions segment, the majority of the cost of domestic inventories is determined on the last-in, first-out (“LIFO”) method and Canadian inventories are stated using the first-in, first-out (“FIFO”) method. Cost of inventories for our Medical-Surgical Solutions segment is primarily determined on the FIFO method. Provider Technologies segment inventories consist of computer hardware with cost determined by the standard cost method. The LIFO method is used to value approximately 87% of our inventories at March 31, 2007 and 2006. Total inventories before the LIFO cost adjustment, which approximates replacement cost, were $8,244 million and $7,283 million at March 31, 2007 and 2006. Vendor rebates, cash discounts, allowances and chargebacks received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.

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
     Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,
(In millions)	2007	2006	2005

Amounts capitalized	$76	$61	$50
Amortization expense	43	51	52
Third-party royalty fees paid	43	33	25

     Long-lived Assets: We assess the recoverability of goodwill and indefinite-lived purchased intangible assets on at least an annual basis and other long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of impairment losses for long-lived assets, including goodwill, which we expect to hold and use, is based on estimated fair values of the assets. Estimates of fair values are based on quoted market prices, when available, the results of valuation techniques utilizing discounted cash flows (using the lowest level of identifiable cash flows) or fundamental analysis. Long-lived assets to be disposed of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less costs to sell. Intangible assets with finite lives (customer lists, technology, trademarks and other) are amortized on a straight-line basis over the estimated useful lives ranging from one to twenty years.
     Capitalized Software Held for Internal Use: We amortize capitalized software held for internal use over the assets’ estimated useful lives ranging from one to ten years. As of March 31, 2007 and 2006, capitalized software held for internal use was $465 million and $435 million, net of accumulated amortization of $391 million and $315 million and was included in Other Assets in the consolidated balance sheets.
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
     Revenue Recognition: Revenues for our Pharmaceutical Solutions and Medical-Surgical Solutions segments are recognized when we deliver product and title passes to the customer or when services have been rendered and there are no further obligations to customers.
     Revenues are recorded net of sales returns, allowances and rebates. We accrue sales returns based on estimates at the time of sale to the customer. Sales returns from customers were approximately $1,113 million, $933 million and $845 million in 2007, 2006 and 2005. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
     The revenues for the Pharmaceutical Solutions segment include large volume sales of pharmaceuticals to a limited number of large customers who warehouse their own product. We order bulk product from the manufacturer, receive and process the product through our central distribution facility and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. We also record revenues for direct store deliveries from most of these same customers. Sales to customer warehouses amounted to $27.6 billion in 2007, $25.5 billion in 2006 and $23.8 billion in 2005. Direct store deliveries are shipments from the manufacturer to our customers of a limited category of products that require special handling. We assume the primary liability to the manufacturer for these products.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Based on the criteria of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” our revenues are recorded gross when we are the primary party obligated in the transaction, take title to and possession of the inventory, are subject to inventory risk, have latitude in establishing prices, assume the risk of loss for collection from customers as well as delivery or return of the product, are responsible for fulfillment and other customer service requirements, or the transactions have several but not all of the these indicators.
     Our Pharmaceutical Solutions segment also includes revenues from disease management programs provided to various states’ Medicaid programs. These service contracts include provisions for achieving certain cost-savings and clinical targets. If the targets are not met, a portion, or all, of the revenue must be refunded to the customer. We recognize revenue during the term of the contract by assessing our actual performance compared to targets and then determining the amount the customer would be legally obligated to pay if the contract terminated at that point. These assessments include estimates of medical claims and other data, which could require future adjustment because there is generally a significant time delay between recording the accrual and the final settlement of the contract. If data is insufficient to assess performance or we have not met the targets, we defer recognition of the revenue. As of March 31, 2007 and 2006, we had deferred $104 million and $96 million related to these contracts, which was included in current deferred revenue in the consolidated balance sheets. We generally have been successful in achieving performance goals under these contracts.
     Revenues for our Provider Technologies segment are generated primarily by licensing software systems (consisting of software, hardware and maintenance support), and providing outsourcing and professional services. Revenue for this segment is recognized as follows:
     Software systems are marketed under information systems agreements as well as service agreements. Perpetual software arrangements are recognized at the time of delivery or under the percentage-of-completion method based on the terms and conditions in the contract. Contracts accounted for under the percentage-of-completion method are generally measured based on the ratio of labor costs incurred to date to total estimated labor costs to be incurred. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to earnings in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue.
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
     Supplier Incentives: We generally account for fees for service and other incentives received from our suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold. We consider these fees to represent product discounts, and as a result, the fees are recorded as a reduction of product cost and recognized through cost of goods sold upon the sale of the related inventory.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Supplier Reserves: We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on our judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than our estimate. As of March 31, 2007 and 2006, supplier reserves were $100 million and $97 million.
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
     Foreign Currency Translation: Assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive income or losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2007, 2006 or 2005.
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
     Concentrations of Credit Risk: Trade receivables subject us to a concentration of credit risk with customers primarily in our Pharmaceutical Solutions segment. A significant proportion of our revenue growth has been with a limited number of large customers and as a result, our credit concentration has increased. Accordingly, any defaults in payment by or a reduction in purchases from these large customers could have a significant negative impact on our financial condition, results of operations and liquidity. At March 31, 2007, revenues and accounts receivable from our ten largest customers accounted for approximately 51% of consolidated revenues and approximately 48% of accounts receivable. 2007 revenues and March 31, 2007 receivables from our largest customer, Caremark RX, Inc., represented approximately 11% of total consolidated revenues and 12% of accounts receivable. We have also provided financing arrangements to certain of our customers within our Pharmaceutical Solutions segment, some of which are on a revolving basis. At March 31, 2007, these customer financing arrangements totaled approximately $122 million.
     Accounts Receivable Sales: At March 31, 2007, we had a $700 million revolving receivables sales facility, which was fully available. The program qualifies for sale treatment under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabilities.” Sales are recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions. Discounts are recorded in administrative expenses in the consolidated statements of operations.
     Share-Based Payment: Beginning in 2007, we account for all share-based payment transactions using a fair-value based measurement method required by SFAS No. 123(R), “Share-Based Payment.” The share-based compensation expense is recognized for the portion of the awards that is ultimately expected to vest on a straight-

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
line basis over the requisite service period for those awards with graded vesting and service conditions. For the awards with performance conditions, we recognize the expense on a straight-line basis, treating each vesting tranche as a separate award.
     Prior to the adoption of SFAS No. 123(R), we accounted for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this policy, since the exercise price of stock options we granted was generally set equal to the market price on the date of the grant, we did not record any expense to the income statement related to the grants of stock options, unless certain original grant-date terms were subsequently modified. See Financial Note 19, “Share-Based Payment,” for the pro forma effect on net income (loss) and diluted earnings (loss) per common share required under the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for the years ended March 31, 2006 and 2005.
     New Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting guidance included in ARB No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. SFAS No. 151 became effective for inventory costs incurred during 2007. The adoption of this standard did not have a material effect on our consolidated financial statements.
     On April 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options, or other equity instruments. This standard requires a fair-value based measurement method in accounting for share-based payment transactions. The share-based compensation expense is recognized for the portion of the awards that is ultimately expected to vest. This standard replaced SFAS No. 123 and superseded APB Opinion No. 25. Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25, which was utilized by the Company, was eliminated. We adopted SFAS No. 123(R) using the modified prospective method of transition. See Financial Note 19, “Share-Based Payment,” for further details.
     In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 did not modify any of the requirements under SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first-time adoption of SFAS No. 123(R) in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123(R).
     Operating income in 2007 and 2006 included $60 million and $16 million of share-based compensation expense. 2006 expense is associated with restricted stock whose intrinsic value as of the grant date is being amortized over the remaining requisite service period. We anticipate the impact of SFAS No. 123(R) to continue to impact net income as future awards of share-based compensation are granted and amortized over the requisite service period of four years. Share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards, and the attainment of performance goals. As a result, the actual future share-based compensation expense may differ from historical levels of expense.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that that measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard became effective for nonmonetary asset exchanges in 2007. The adoption of this standard did not have a material impact on our consolidated financial statements.

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
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlements. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt the provisions of FIN No. 48 in the first quarter of 2008. While we are assessing the impact of FIN No. 48 on our consolidated financial statements, we currently estimate the cumulative effect upon adoption of FIN No. 48 may result in a decrease to shareholders’ equity of up to $100 million. The estimated impact is subject to revision as we complete the analysis. We will continue to classify interest and penalties to be paid on an underpayment of income taxes as income taxes in our consolidated statements of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for us in 2009. We are currently assessing the impact of SFAS No. 157.
     In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for our 2007 annual consolidated financial statements. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires us to recognize the funded status of our defined benefit plans in the consolidated balance sheets and changes in the funded status in comprehensive income. This standard also requires us to recognize the gains/losses, prior year service costs/credits and transition assets/obligations as a component of other comprehensive income upon adoption, and provide additional annual disclosure. SFAS No. 158 does not affect the computation of benefit expense recognized in our consolidated statements of operations. In addition, SFAS No. 158 requires us to measure plan assets and benefit obligations as of the year-end balance sheet date effective in 2009. We adopted the recognition and disclosure provisions of this standard, as required, prospectively in 2007.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table sets forth the incremental effect of applying SFAS No. 158 on individual line items in our consolidated balance sheet at March 31, 2007:

	Before		After
	Adoption of		Adoption of
(In millions)	SFAS No. 158	Adjustments (1)	SFAS No. 158

Other Assets	$1,703	$(54)	$1,649
Current Liabilities – Other	2,086	2	2,088
Postretirement Obligations and Other Noncurrent Liabilities	734	7	741
Accumulated Other Comprehensive Income	$94	$(63)	$31

(1)	The adoption of SFAS No. 158 also impacted the subtotals on the consolidated balance sheet, including Total Assets, Total Current Liabilities and Total Stockholders’ Equity.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits us to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If we elect the fair value option, we would be required to recognize changes in fair value in our earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributed for similar types of assets and liabilities. SFAS No. 159 is effective for 2009 although early adoption is permitted. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.
2.	Acquisitions and Investments
In 2007, we made the following acquisitions and investment:

–	On January 26, 2007, we acquired all of the outstanding shares of Per-Se Technologies, Inc. (“Per-Se”) of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility (refer to Financial Note 10, “Long-Term Debt and Other Financing”).
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition as of March 31, 2007:

(In millions)
Accounts receivable	$107
Property and equipment	41
Other current and non-current assets	54
Goodwill	1,228
Intangible assets	477
Accounts Payable	(8)
Other current liabilities	(109)
Deferred revenue	(30)
Long-term liabilities	(24)

Net assets acquired, less cash and cash equivalents	$1,736

Approximately $1,228 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $408 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
a weighted-average life of 5 years, and trademark and tradenames of $13 million with a weighted-average life of 5 years.

In connection with the preliminary purchase price allocation, we have estimated the fair value of the support obligations assumed from Per-Se in connection with the acquisition. The estimated fair value of these obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these obligations. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Per-Se’s deferred revenue by $17 million to $30 million, which represents our estimate of the fair value of the obligation assumed.

In accordance with accounting standards, certain costs that will be incurred to integrate acquired businesses will be treated as part of the cost of the acquisition whereas other related costs will be expensed. Financial results for Per-Se are primarily included within our Provider Technologies segment since the date of acquisition.

–	Our Provider Technologies segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients as well as a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

–	Our Medical-Surgical Solutions segment acquired Sterling Medical Services LLC (“Sterling”) based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a leading medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

–	We invested $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business in Parata Systems, LLC (“Parata”), in exchange for a significant minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.

In 2006, we made the following acquisitions:

–	We acquired all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Approximately $158 million of the purchase price has been assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Financial results for D&K are included in our Pharmaceutical Solutions segment.

–	We acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $60 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
which have an estimated weighted-average useful life of four years. Financial results for Medcon are included in our Provider Technologies segment.

In 2005, we made the following acquisition and investment:

–	We invested $33 million to increase our ownership percentage in Nadro S.A. de C.V. (“Nadro”) to approximately 48%. Prior to the additional investment, the Company owned approximately 22% of the outstanding common shares of Nadro. Our investment in Nadro is accounted for under the equity method of accounting within our Pharmaceutical Solutions segment.

–	We acquired all of the issued and outstanding shares of Moore Medical Corp. (“MMC”), of New Britain, Connecticut for an aggregate cash purchase price of $37 million. MMC is an Internet-enabled, multi-channel marketer and distributor of medical-surgical and pharmaceutical products to non-hospital provider settings. Approximately $19 million of the purchase price was assigned to goodwill. The results of MMC’s operations have been included in the consolidated financial statements within our Medical-Surgical Solutions segment since the acquisition date.
     During the last three years we also completed a number of other smaller acquisitions and investments within all three of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
3. Discontinued Operations
     Results from discontinued operations were as follows:

	Years Ended March 31,
(In millions)	2007	2006	2005

Income (loss) from discontinued operations
Acute Care	$(9)	$(13)	$21
BioServices	—	2	5
Other	—	—	—
Income taxes	4	4	(10)

Total	$(5)	$(7)	$16

Gain (loss) on sales of discontinued operations
Acute Care	$(49)	$—	$—
BioServices	—	22	—
Other	10	—	—
Income taxes	(11)	(9)	—

Total	$(50)	$13	$—

Discontinued operations, net of taxes
Acute Care	$(66)	$(8)	$13
BioServices	—	14	3
Other	11	—	—

Total	$(55)	$6	$16

     In the second quarter of 2007, we sold our Medical-Surgical Solutions segment’s Acute Care supply business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying consolidated financial

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
statements. Such presentation includes the classification of all applicable assets of the disposed business under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other” under “Current Liabilities” within our consolidated balance sheets for all periods presented. Revenues associated with the Acute Care business prior to its disposition were $1,062 million and $1,025 million for 2006 and 2005 and $597 million for the first half of 2007.
     Financial results for 2007 for this discontinued operation include an after-tax loss of $66 million, which primarily consists of an after-tax loss of $61 million for the business’ disposition and $5 million of after-tax losses associated with operations, other asset impairment charges and employee severance costs. The after-tax loss of $61 million for the business’ disposition includes a $79 million non-tax deductible write-off of goodwill, as further described below.
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
     Additionally, as part of the divestiture, we entered into a transition services agreement (“TSA”) with OMI under which we provided certain services to the Acute Care business during a transition period of approximately six months. Financial results from the TSA, as well as employee severance charges over the transition period, were recorded as part of discontinued operations. The continuing cash flows generated from the TSA were not material to our consolidated financial statements and the TSA was completed as of March 31, 2007.
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
     In the second quarter of 2007, we also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc. (“PBI”), for net cash proceeds of $10 million. The divestiture resulted in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. Financial results of this business, which were previously included in our Pharmaceutical Solutions segment, have been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements. These results were not material to our consolidated financial statements.
     The results for discontinued operations for 2007 also include an after-tax gain of $6 million associated with the collection of a note receivable from a business sold in 2003 and the sale of a small business.
     In the second quarter of 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net cash proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million. Financial results for this business, which were previously included in our Pharmaceutical Solutions segment, have been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements. These results were not material to our consolidated financial statements.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” financial results for these businesses are classified as discontinued operations for all periods presented.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
4. Restructuring Activities
     The following table summarizes the activity related to our restructuring liabilities, excluding customer settlement reserves, for the three years ended March 31, 2007:

	Pharmaceutical		Medical-Surgical		Provider
	Solutions		Solutions		Technologies		Corporate
		Exit-		Exit-		Exit
(In millions)	Severance	Related	Severance	Related	Severance	-Related	Severance	Total

Balance, March 31, 2004	$—	$5	$2	$2	$—	$2	$11	$22
Expenses	—	—	2	—	—	—	—	2
Cash expenditures	—	(2)	(3)	(1)	—	(1)	(10)	(17)

Balance, March 31, 2005	—	3	1	1	—	1	1	7
Expenses	—	1	(1)	—	—	—	—	—
Liabilities related to acquisition	10	30	—	—	—	—	—	40
Cash expenditures	(4)	(4)	—	(1)	—	(1)	(1)	(11)

Balance, March 31, 2006	6	30	—	—	—	—	—	36
Expenses	6	(1)	—	—	10	—	—	15
Liabilities related to acquisitions	—	(14)	—	—	8	4	—	(2)
Cash expenditures	(6)	(8)	—	—	(5)	—	—	(19)

Balance, March 31, 2007	$6	$7	$—	$—	$13	$4	$—	$30

     During 2007, we recorded pre-tax restructuring expense of $15 million, which primarily reflected employee severance costs within our Pharmaceutical Solutions and Provider Technologies segments. There were no material restructuring expenses for 2006 and 2005. Accrued restructuring liabilities are included in other liabilities in the consolidated balance sheet.
     In connection with the D&K acquisition, in 2006 we recorded $10 million of liabilities relating to employee severance costs and $28 million for facility exit and contract termination costs. Approximately 260 employees, consisting primarily of distribution, general and administrative staff, were terminated as part of this restructuring plan. To date, $9 million of severance and $9 million of exit costs have been paid. In connection with the Company’s investment in Parata, $13 million of contract termination costs that were initially estimated as part of the D&K acquisition were extinguished and, as a result, the Company decreased goodwill and its restructuring liability in 2007. At March 31, 2007, the remaining severance liability for this plan was $1 million, and the remaining facility exit liability was $5 million, which is anticipated to be paid at various dates through 2015. Also, in connection with the Per-Se acquisition in 2007, we recorded an $8 million employee severance liability and a $4 million facility exit liability.
5. Other Income, Net

	Years Ended March 31,
(In millions)	2007	2006	2005

Interest income	$103	$105	$41
Equity in earnings, net	23	20	15
Other, net	6	14	12

Total	$132	$139	$68

6. Earnings (Loss) Per Share
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
reported net loss, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.
     The computations for basic and diluted earnings (loss) per share from continuing and discontinued operations are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2007	2006	2005

Income (loss) from continuing operations	$968	$745	$(173)
Interest expense on convertible junior subordinated debentures, net of tax	—	1	—

Income (loss) from continuing operations – diluted	968	746	(173)
Discontinued operations	(5)	(7)	16
Discontinued operations – gain (loss) on sales, net	(50)	13	—

Net income (loss) – diluted	$913	$752	$(157)

Weighted average common shares outstanding:
Basic	298	306	294
Effect of dilutive securities:
Options to purchase common stock	6	9	—
Convertible junior subordinated debentures	—	1	—
Restricted stock	1	—	—

Diluted	305	316	294

Earnings (loss) per common share: (1)
Basic Continuing operations	$3.25	$2.44	$(0.59)
Discontinued operations	(0.02)	(0.02)	0.06
Discontinued operations – gain (loss) on sales, net	(0.17)	0.04	—

Total	$3.06	$2.46	$(0.53)

Diluted
Continuing operations	$3.17	$2.36	$(0.59)
Discontinued operations	(0.02)	(0.02)	0.06
Discontinued operations – gain (loss) on sales, net	(0.16)	0.04	—

Total	$2.99	$2.38	$(0.53)

(1)	Certain computations may reflect rounding adjustments.
Approximately 11 million stock options were excluded from the computations of diluted net earnings per share in 2007 and 2006 as their exercise price was higher than the Company’s average stock price.
7. Receivables, net

	March 31,
(In millions)	2007	2006

Customer accounts	$5,753	$5,684
Other	953	694

Total	6,706	6,378
Allowances	(140)	(131)

Net	$6,566	$6,247

     The allowances are primarily for uncollectible accounts and sales returns.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
8. Property, Plant and Equipment, net

	March 31,
(In millions)	2007	2006

Land	$43	$38
Building, machinery and equipment	1,463	1,465

Total property, plant and equipment	1,506	1,503
Accumulated depreciation	(822)	(840)

Property, plant and equipment, net	$684	$663

9. Goodwill and Intangible Assets, net
     Changes in the carrying amount of goodwill were as follows:

	Pharmaceutical	Medical-Surgical	Provider
(In millions)	Solutions	Solutions	Technologies	Total

Balance, March 31, 2005	$300	$665	$395	$1,360
Goodwill acquired, net of purchase price adjustments	195	7	71	273
Translation adjustments	—	—	4	4

Balance, March 31, 2006	495	672	470	1,637
Goodwill acquired, net of purchase price adjustments	178	56	1,088	1,322
Translation adjustments	1	2	13	16

Balance, March 31, 2007	$674	$730	$1,571	$2,975

     Information regarding intangible assets is as follows:

	March 31,
(In millions)	2007	2006

Customer lists	$593	$139
Technology	161	83
Trademarks and other	56	40

Gross intangibles	810	262
Accumulated amortization	(197)	(146)

Intangible assets, net	$613	$116

     Amortization expense of intangible assets was $53 million, $28 million and $24 million for 2007, 2006 and 2005. The weighted average remaining amortization period for customer lists, technology, trademarks and other intangible assets at March 31, 2007 was: 9 years, 4 years and 5 years. Estimated future annual amortization expense of these assets is as follows: $98 million, $89 million, $76 million, $69 million and $64 million for 2008 through 2012, and $200 million thereafter. At March 31, 2007, there were $17 million of intangible assets not subject to amortization.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
10. Long-Term Debt and Other Financing

	March 31,
(In millions)	2007	2006

8.95% Series B Senior Notes due February, 2007	$—	$20
9.13% Series C Senior Notes due February, 2010	215	215
6.40% Notes due March, 2008	150	150
7.75% Notes due February, 2012	399	399
5.25% Notes due March, 2013	498	—
5.70% Notes due March, 2017	499	—
7.65% Debentures due March, 2027	175	175
ESOP related debt (see Financial Note 13)	14	25
Other	8	7

Total debt	1,958	991
Less current portion	155	26

Total long-term debt	$1,803	$965

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
     Other Financing
     In January 2007, we entered into a $1.8 billion interim credit facility. The interim credit facility was a single-draw 364-day unsecured facility which had terms substantially similar to those contained in the Company’s existing revolving credit facility. We utilized $1.0 billion of this facility to fund a portion of our purchase of Per-Se.
     On March 5, 2007, we issued $500 million of 5.25% notes due 2013 and $500 million of 5.70% notes due 2017. The notes are unsecured and interest is paid semi-annually on March 1 and September 1. The notes are redeemable at any time, in whole or in part, at our option. In addition, upon occurrence of both a change of control and a ratings downgrade of the notes to non-investment-grade levels, we are required to make an offer to redeem the notes at a price equal to 101% of the principal amount plus accrued interest. We utilized net proceeds after offering expenses of $990 million from the issuance of the notes, together with cash on hand, to repay all amounts outstanding under the interim credit facility plus accrued interest.
     We have a $1.3 billion five-year, senior unsecured revolving credit facility that expires in September 2009. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate (“LIBOR”). We also have a $700 million accounts receivable sales facility, which was renewed in June 2006,

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
with terms substantially similar to those previously in place. This renewed facility is currently scheduled to expire in June 2007. No amounts were outstanding under any of these facilities at March 31, 2007 and 2006.
     In 2007, 2006 and 2005, we sold customer lease portfolio receivables for cash proceeds of $5 million, $60 million and $59 million.
     The employee stock ownership program (“ESOP”) debt bears interest at rates ranging from 8.6% fixed rate to approximately 93% of the LIBOR and is due in semi-annual and annual installments through 2009.
     Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. At March 31, 2007, this ratio was 23.8% and we were in compliance with all other covenants.
11. Financial Instruments and Hedging Activities
     At March 31, 2007 and 2006, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments. The carrying amounts and estimated fair values of our long-term debt were $1,958 million and $2,036 million at March 31, 2007 and $991 million and $1,082 million at March 31, 2006. The estimated fair value of our long-term debt was determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.
     In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit these risks through the use of derivatives such as interest rate swaps and forward contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
12. Lease Obligations
     We lease facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $2 million and $3 million at March 31, 2007 and 2006. Rental expense under operating leases was $117 million, $106 million and $106 million in 2007, 2006 and 2005. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Most real property leases contain renewal options and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     At March 31, 2007, future minimum lease payments and sublease rental income for years ending March 31 are:

	Non-cancelable	Non-cancelable
	Operating	Sublease
(In millions)	Leases	Rentals	Capital Leases

2008	$98	$3	$1
2009	82	1	1
2010	69	1	—
2011	57	—	—
2012	46	—	—
Thereafter	108	2	—

Total minimum lease payments	$460	$7	2

Less amounts representing interest			—

Present value of minimum lease payments			$2

13. Pension Benefits
     We maintain a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
     As discussed in Financial Note 1, we adopted the recognition and disclosure provisions of SFAS No. 158, as required, prospectively in 2007.
     Defined Pension Benefit Plans
     Eligible U.S. employees who were employed by the Company prior to December 31, 1996 are covered under the Company-sponsored defined benefit retirement plan. In 1997, we amended this plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. The Company has made no annual contributions since this plan was frozen. The benefits for this defined benefit retirement plan are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have defined benefit pension plans for eligible Canadian and United Kingdom employees as well as nonqualified supplemental defined benefit plans for certain U.S. executives, which are non-funded. We also assumed a frozen qualified defined benefit plan through our acquisition of Per-Se in 2007. The measurement date for all of our pension plans is December 31.
     The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2007	2006	2005

Service cost—benefits earned during the year	$7	$6	$6
Interest cost on projected benefit obligation	27	26	26
Expected return on assets	(33)	(32)	(30)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	12	9	9
Immediate recognition of pension cost	—	—	7
Settlement charges and other (1)	4	—	12

Net periodic pension expense	$17	$9	$30

(1)	In April 2004, we made several lump sum cash payments totaling $42 million from an unfunded U.S. pension plan. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” $12 million in settlement charges associated with these payments was expensed in 2005.
     The projected unit credit method is utilized for measuring net periodic pension expense over the employees’ service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected

McKESSON CORPORATION
FINANCIAL NOTES
benefit obligation and the market value of assets are amortized straight-line over the average remaining future service periods.
     Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	March 31,
(In millions)	2007	2006

Change in benefit obligations
Benefit obligation at beginning of year	$485	$468
Service cost	7	6
Interest cost	27	26
Actuarial losses	19	21
Benefit payments	(29)	(33)
Benefit obligations assumed through acquisition	37	—
Foreign exchange impact and other	6	(3)

Benefit obligation at end of year	$552	$485

Change in plan assets
Fair value of plan assets at beginning of year	$412	$397
Actual return on plan assets	48	33
Employer and participant contributions	24	20
Benefits paid	(29)	(33)
Plan assets acquired through acquisition	28	—
Foreign exchange impact and other	1	(5)

Fair value of plan assets at end of year	$484	$412

     The accumulated benefit obligations for our pension plans were $525 million at March 31, 2007 and $462 million at March 31, 2006.
     A reconciliation of the pension plans’ funded status to the net asset recognized is as follows:

	Years Ended March 31,
(In millions)	2007	2006

Funded status
Funded status at December 31	$(68)	$(73)
Unrecognized net actuarial loss	NA	122
Unrecognized net transitional obligations	NA	2
Unrecognized prior service cost	NA	14
Employer contributions subsequent to measurement date	3	6

Amounts recognized in the consolidated balance sheets at end of year	$(65)	$71

NA — Not applicable in 2007 due to the application of SFAS No. 158.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Amounts recognized in the consolidated balance sheet at March 31, are as follows:

	March 31,
(In millions)	2007	2006

Noncurrent assets	$53	$136
Current liabilities	(17)	(12)
Noncurrent liabilities	(101)	(87)

Funded status at end of year	$(65)

Accumulated other comprehensive loss, net of tax of $12		22

Net amounts recognized at end of year		$59

     The components of the amount recognized in accumulated other comprehensive income are as follows:

March 31,
2007

Net actuarial loss	$118
Net prior service cost	12
Net transitional obligation	2

Total	$132

     The amounts in accumulated other comprehensive income expected to be amortized into 2008 net periodic pension expense are:

2008
(estimate)

Net actuarial loss	$7
Net prior service cost	2

Total	$9

     Prior to the adoption of SFAS No. 158, additional minimum liabilities were established to increase accrued benefit cost for our plans, totaling $35 million and $48 million at March 31, 2007 and 2006, which were partially offset by intangible assets of $12 million and $14 million. The additional minimum liabilities were charged to other comprehensive income included in the consolidated stockholders’ equity, net of tax, before the SFAS No. 158 adjustments were recorded. See Financial Note 1, “Significant Accounting Policies,” for the incremental effect of applying SFAS No. 158.
     Projected benefit obligations relating to our unfunded U.S. plans were $92 million and $87 million at March 31, 2007 and 2006. Pension costs are funded based on the recommendations of independent actuaries. We expect contributions for our pension plans in 2008 to be approximately $30 million.
     Expected benefit payments for our pension plans are as follows:

(In millions)

2008	$35
2009	30
2010	30
2011	29
2012	35
2013 - 2017	226

     Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Weighted average asset allocations of the investment portfolio for our pension plans at December 31 and target allocations are as follows:

		Percentage of Fair Value of Total
		Plan Assets
	Target
(In millions)	Allocation	2007	2006

Assets Category
U.S. equity securities	45%	44%	44%
International equity securities	15%	16%	17%
Fixed income	32%	29%	30%
Other	8%	11%	9%

Total	100%	100%	100%

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
     Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	2007	2006	2005

Net periodic expense
Discount rates	5.35%	5.75%	6.00%
Rate of increase in compensation	3.83	4.00	4.00
Expected long-term rate of return on plan assets	7.47	8.23	8.23
Benefit obligation
Discount rates	5.70%	5.56%	5.75%
Rate of increase in compensation	3.97	3.97	4.00
Expected long-term rate of return on plan assets	8.09	8.11	8.23

     Other Defined Benefit Plans
     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefits liabilities upon our withdrawal from the plan, however information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2007, 2006 and 2005.
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
     The ESOP has purchased an aggregate of 24 million shares of the Company’s common stock since its inception. These purchases were financed by 10 to 20 year loans from or guaranteed by us. The ESOP’s outstanding borrowings are reported as long-term debt of the Company and the related receivables from the ESOP are shown as a reduction of stockholders’ equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on shares not yet allocated to participants, common dividends on certain allocated shares and

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings. Stock is made available from the ESOP based on debt service payments on ESOP borrowings.
     Contribution expense for the PSIP in 2007, 2006 and 2005 was primarily ESOP related. After-tax ESOP expense and other contribution expense, including interest expense on ESOP debt, was $8 million, $7 million and $9 million in 2007, 2006 and 2005. Approximately 1 million shares of common stock were allocated to plan participants in each of the years 2007, 2006 and 2005. Through March 31, 2007, 23 million common shares have been allocated to plan participants, resulting in a balance of 1 million common shares in the ESOP, which have not yet been allocated to plan participants.
14. Postretirement Benefits
     We maintain a number of postretirement benefits, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retire after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. We also provide postretirement benefits for certain U.S. executives. The measurement date for our postretirement welfare plan is December 31.
     As discussed in Financial Note 1, “Significant Accounting Policies”, we adopted the recognition and disclosure provisions of SFAS No. 158, as required, prospectively in 2007.
     The net periodic expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2007	2006	2005

Service cost—benefits earned during the year	$2	$2	$2
Interest cost on projected benefit obligation	11	11	11
Amortization of unrecognized actuarial loss and prior service costs	16	20	22

Net periodic postretirement expense	$29	$33	$35

     Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2007	2006

Change in benefit obligations
Benefit obligation at beginning of year	$213	$206
Service cost	2	2
Interest cost	11	11
Actuarial loss (gain)	(26)	14
Benefit payments	(17)	(20)

Benefit obligation at end of year	$183	$213

     Amounts recognized in the consolidated balance sheet at March 31, are as follows:

	Years Ended March 31,
(In millions)	2007	2006

Funded status
Funded status at end of year	$(183)	$(213)
Unrecognized net actuarial loss	NA	34
Unrecognized prior service cost	NA	(1)

Liabilities recognized in the consolidated balance sheet (including current portion of $16 million and $20 million)	$(183)	$(180)

NA — Not applicable in 2007 due to the application of SFAS No. 158.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The components of the amount recognized in accumulated other comprehensive income are as follows:

March 31,
2007

Net actuarial gain	$9
Net prior service credit	1

Total	$10

     The amount in accumulated other comprehensive income expected to be amortized into 2008 net periodic post-retirement expense is approximately $5 million representing the net actuarial loss.
     Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans, net of expected Medicare subsidy receipts of $21 million, are as follows:

(In millions)

2008	$17
2009	17
2010	16
2011	16
2012	16
2013 - 2017	73

     Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.
     Weighted-average assumptions used to estimate postretirement welfare benefit expenses and the actuarial present value of benefit obligations were as follows:

	2007	2006	2005

Net periodic expense
Discount rates	5.55%	5.75%	6.00%
Benefit obligation
Discount rates	5.78%	5.55%	5.75%

     Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 12% and 13% for prescription drugs, 9% and 10% for medical and 7% and 5% for dental in 2007 and 2006. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For 2007, 2006 and 2005, a one-percentage-point increase and a one-percentage-point decrease in the assumed healthcare cost trend rate would impact total service and interest cost components by approximately $1 million and the postretirement benefit obligation by approximately $12 million to $15 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
15. Income Taxes
     The provision (benefit) for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2007	2006	2005

Current
Federal	$71	$(14)	$225
State and local	69	19	(7)
Foreign	22	16	18

Total current	162	21	236

Deferred
Federal	204	361	(277)
State and local	(18)	38	(53)
Foreign	(19)	6	1

Total deferred	167	405	(329)

Income tax provision (benefit)	$329	$426	$(93)

     In the second quarter of 2007, we recorded a credit to current income tax expense of $83 million which primarily pertains to our receipt of a private letter ruling from the U.S. Internal Revenue Service holding that our payment of approximately $960 million to settle our Securities Litigation Consolidated Action is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Action and related litigation.
     Also, in 2007, we recorded $24 million in income tax benefits arising primarily from settlements and adjustments with various taxing authorities and research and development investment tax credits from our Canadian operations.
     In March 2006, we made a $960 million payment into an escrow account relating to the Securities Litigation as described in more detail in Financial Note 17, “Other Commitments and Contingent Liabilities.” This payment was deducted in our 2006 income tax returns and as a result, our current tax expense decreased and our deferred tax expense increased in 2006 primarily reflecting the utilization of the deferred tax assets associated with the Securities Litigation. In 2006, we recorded a $14 million income tax expense which primarily relates to a basis adjustment in an investment and adjustments with various taxing authorities.
     In 2005, we recorded an income tax benefit of $390 million for the Securities Litigation which is described in more detail in Financial Note 17. We believed the settlement of the consolidated securities class action and the ultimate resolution of the lawsuits brought independently by other shareholders would be tax deductible. However, the tax attributes of the litigation were complex and the Company expected challenges from the taxing authorities, and accordingly such deductions would not be finalized until the lawsuits were concluded and an examination of the Company’s tax returns was completed. Accordingly, as of March 31, 2005, we provided tax reserves for future resolution of these uncertain tax matters.
     In 2005, we recorded a $10 million income tax benefit arising primarily from settlements and adjustments with various taxing authorities and a $3 million income tax benefit primarily due to a reduction of a valuation allowance related to state income tax net operating loss carryforwards. We believed that the income tax benefit from a portion of these state net operating loss carryforwards would be realized.
     Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2007	2006	2005

Income tax provision (benefit) at federal statutory rate	$454	$410	$(93)
State and local income taxes net of federal tax benefit	34	34	(35)
Foreign tax rate differential	(109)	(74)	(72)
Securities Litigation reserve	(83)	3	85
Nondeductible/nontaxable items	3	1	6
Tax settlements	44	30	8
Other—net	(14)	22	8

Income tax provision (benefit)	$329	$426	$(93)

     Foreign pre-tax earnings were $310 million, $244 million and $235 million in 2007, 2006 and 2005. At March 31, 2007, undistributed earnings of our foreign operations totaling $1,096 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.
     Deferred tax balances consisted of the following:

	March 31,
(In millions)	2007	2006

Assets
Receivable allowances	$55	$48
Deferred revenue	215	290
Compensation and benefit-related accruals	231	189
Securities Litigation	15	16
Loss and credit carryforwards	512	273
Other	228	227

Subtotal	1,256	1,043
Less: valuation allowance	(12)	(3)

Total assets	$1,244	$1,040

Liabilities
Basis differences for inventory valuation and other assets	$(1,097)	$(950)
Basis difference for fixed assets and systems development costs	(161)	(156)
Intangibles	(160)	—
Other	(106)	(113)

Total liabilities	(1,524)	(1,219)

Net deferred tax liability	$(280)	$(179)

Current net deferred tax liability	$(614)	$(385)
Long term net deferred tax asset	334	206

Net deferred tax liability	$(280)	$(179)

     We have income tax net operating loss carryforwards related to our international operations of approximately $86 million which have an indefinite life.
     We have federal and state income tax net operating loss carryforwards of $499 million and $1,567 million which will expire at various dates from 2008 through 2027. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will now be realized. In recognition of this risk, we have provided a valuation allowance of $12 million on the deferred tax assets relating to these state net operating loss carryforwards.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     We also have domestic income tax credit carryforwards of $190 million, which are primarily alternative minimum tax credit carryforwards that have an indefinite life and foreign income tax credit carryforwards of $10 million, which are Canadian research and development credit carryforwards that expire between 2012 and 2027.
     In 2005, we have reversed a portion of the valuation allowance related to these state net operating loss carryforwards, of which $10 million of the tax benefit, net of impairment, was credited to equity.
16. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. We have also guaranteed loans and credit facilities for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to seven years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2007, the amounts of inventory repurchase guarantees and other customer guarantees were $96 million and $4 million of which a nominal amount had been accrued.
     In 2004, a Pharmaceutical Solutions customer filed for bankruptcy. In 2005, we converted a $40 million credit facility guarantee in favor of this customer to a note receivable due from this customer. This secured note bore interest and was repayable in 2007. In conjunction with this modification, an inventory repurchase guarantee in favor of this customer for approximately $12 million was also terminated. In the second quarter of 2007, the term of the note was amended, and the note is now repayable in 2009. The amount due under the note receivable from this customer was approximately $25 million at March 31, 2007.
     At March 31, 2007, we had commitments of $2 million of cash contributions to our equity-held investments, for which no amounts had been accrued.
     The expirations of the above noted financial guarantees and commitments are as follows: $20 million, $31 million, nil, $1 million and nil from 2008 through 2012, and $50 million thereafter.
     In addition, our banks and insurance companies have issued $99 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
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
17. Other Commitments and Contingent Liabilities
     I. Accounting Litigation
     Following the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company and now known as McKesson Information Solutions LLC, were improperly recorded as revenue and reversed, as of March 31, 2007, ninety-two lawsuits had been filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Andersen”). On January 12, 2005, we announced that we reached an agreement to settle the previously-reported action in the Northern District of California captioned: In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Action”). In general, we agreed to pay the settlement class a total of $960 million in cash. During the third quarter of 2005, we recorded a $1,200 million pre-tax ($810 million after-tax) charge with respect to the Company’s Securities Litigation. The charge consisted of $960 million for the Consolidated Action and $240 million for other Securities Litigation proceedings.
     During 2006, we settled many of the other Securities Litigation proceedings and paid $243 million pursuant to those settlements. Based on the payments made in the Consolidated Action and the other Securities Litigation proceedings, settlements reached in certain of the other Securities Litigation proceedings and our assessment of the remaining cases, the estimated reserves were increased by $52 million and $1 million in pre-tax charges during the first and third quarters of 2006 and decreased by an $8 million pre-tax credit during the fourth quarter of 2006, for a total net pre-tax charge of $45 million for 2006. On February 24, 2006, the court gave final approval to the settlement of the Consolidated Action, and as a result, we paid approximately $960 million into an escrow account established by the lead plaintiff in connection with the settlement.
     During 2007, the Securities Litigation accrual decreased $31 million primarily reflecting a net pre-tax credit of $6 million representing a settlement and a reassessment of another case in the second quarter of 2007, and $25 million of cash payments made in connection with these settlements.
     Based on the payments made in the Consolidated Action and payments made to settle other previously reported Securities Litigation proceedings, and based on our assessment of the remaining cases, the estimated Securities Litigation accruals as of March 31, 2007 and 2006, were $983 million and $1,014 million. We believe this accrual is adequate to address our remaining potential exposure with respect to all of the Securities Litigation matters. However, in view of the number and uncertainties of the timing and outcome of this type of litigation, and the substantial amounts involved, it is possible that the ultimate costs of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution. We do not believe that the resolution of these matters will have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.
     Although most of the Securities Litigation cases have been resolved as reported here and previously, certain matters remain pending as more fully described below.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Federal Actions
     On February 24, 2006, the Honorable Ronald M. Whyte signed a Final Judgment and Order of Dismissal (the “Judgment”), in which the Court gave its final approval to the settlement of the Consolidated Action and dismissed on the merits and with prejudice all claims asserted in the Consolidated Action against the Company, HBOC, and Defendants’ Released Persons (as that term is defined in the Judgment). On March 23, 2006, Defendant Bear Stearns filed an appeal of the Judgment to the United States Court of Appeals for the Ninth Circuit. The appeal by Bear Stearns challenges certain provisions of the settlement that restrict Bear Stearns’ ability to bring certain claims in the future against the Company, HBOC and certain other persons released in the settlement. The appeal is fully briefed, and the parties are awaiting notice of a hearing date for argument of the appeal. We do not believe that the outcome of the Bear Stearns appeal will affect our right and ability to enjoy the other benefits of the settlement, including the releases of the Company, HBOC and the Defendants’ Released Persons (as that term is defined in the Stipulation of Settlement) by the members of the settlement class.
     On March 30, 2006, we paid approximately $960 million into an escrow account established in connection with the settlement of the Consolidated Action in full satisfaction of our payment obligations under the Judgment and the Stipulation of Settlement. Any distribution of the funds deposited into the escrow account to class members is subject to prior court approval. We show amounts paid into an escrow account for future distribution to class members of our Securities Litigation settlement as restricted cash, and the corresponding liability in current liabilities under the caption “Securities Litigation.” The liability will be discharged at such time as the settlement is declared effective by the Court.
     On September 1, 2006, Judge Whyte granted final approval to our previously reported agreement to settle all claims brought under the Employee Retirement Income Security Act of 1974 (“ERISA”) on behalf of former participants in the McKesson Profit-Sharing Investment Plan for $19 million, In re McKesson HBOC, Inc. ERISA Litigation, (No. C-00-20030 RMW). The period for appeal from that approval order has expired and the settlement and dismissal of this action are final.
     The previously-reported action captioned Cater v. McKesson Corporation et al., (No. C-00-20327-RMW) is the only remaining individual action pending in federal court. There has been no discovery or other activity in that action since its original filing.
     On August 11, 2005, the Company and HBOC filed a complaint against Andersen and former Andersen partner Robert A. Putnam (“Putnam”) in San Francisco Superior Court captioned McKesson Corporation et al. v Andersen et al., (No. 05-443987), which Putnam subsequently removed to the United States District Court for the Northern District of California. Upon removal, the case was assigned to Judge Whyte and given N.D. Cal. Case No. 05-04020 RMW. In its complaint, as amended on March 28, 2006, McKesson asserts claims against Andersen for negligent misrepresentation, breach of contract, equitable indemnity or declaratory relief, and contribution, and HBOC asserts claims against Andersen for breach of contract, professional negligence, equitable indemnity or declaratory relief, and contribution. McKesson and HBOC also assert claims against Putnam for equitable indemnity or declaratory relief, and contribution, in connection with Andersen’s audits and reviews of HBOC’s financial results during 1996-1999. The complaint seeks unspecified damages, various forms of equitable and declaratory relief, costs of suit and attorneys’ fees. On March 16, 2006, Andersen filed an action against McKesson and HBOC in federal court in San Jose captioned Andersen v. McKesson Corporation et al., (No. C-06-02035-JW). In its complaint, Andersen asserts claims against McKesson and HBOC for fraud, negligent misrepresentation, breach of contract, breach of the covenant of good faith and fair dealing, equitable indemnity and declaratory relief, in connection with Andersen’s prior audits and reviews of HBOC’s financial results. The complaint seeks unspecified damages, including punitive damages in an unspecified amount, declaratory relief, and costs of suit. Both we and Andersen filed, and on September 22, 2006, argued, motions to dismiss one another’s complaints in these actions, and the parties are awaiting Judge Whyte’s rulings on those motions.
     State Actions
     Twenty-four actions were filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). Like the Consolidated Action, the State Actions generally allege misconduct by McKesson or HBOC (and others) in connection with the events leading to McKesson’s decision to restate HBOC’s financial statements. All of these actions were settled or otherwise resolved as of March 31, 2006,

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
except for the following individual actions, all of which were pending in Georgia: Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al., (Georgia Superior Court, Fulton County, Case No. 2002-CV-48407); Hall Family Investments, L.P. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48612); and James Gilbert v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 02VS032502C). The allegations in these actions are substantially similar to those in the Consolidated Action. The Company and HBOC have answered the complaints in each of these actions, generally denying the allegations and any liability to plaintiffs. The Green and Hall Family Investments, L.P. actions were voluntarily dismissed by plaintiffs on April 26, 2006 in the Georgia Superior Court and were re-filed in Georgia State Court, Fulton County Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F). Plaintiffs there allege claims of fraud and deceit; additionally, plaintiff Green seeks indemnification in connection with the ERISA Action and for other unspecified losses. In April of 2007, we filed motions to disqualify the Green and Hall Family Investments, L.P. damages experts and for summary judgment, and plaintiffs in those cases filed counter motions for summary judgment, all of which motions are scheduled to be argued on June 5 and 6, 2007. No trial date has been set in those cases.
     The Gilbert action which asserted claims of fraud, deceit and negligent misrepresentation claims against HBOC and McKesson was settled in January of 2007.
     In December of 2005, Bear Stearns filed a complaint captioned, Bear Stearns & Co., Inc v. McKesson Corporation, (Case No. 604304/5), against the Company in the trial court for the State and County of New York. Bear Stearns alleges that the Company’s entry into the settlement of the Consolidated Action, without providing a full release for Bear Stearns in that settlement, was a breach of the engagement letter under which Bear Stearns advised the Company in connection with its acquisition of HBOC. Bear Stearns’ complaint seeks monetary and other relief, including an order enjoining the Company from performing under the settlement agreement. This same objection was made by Bear Stearns in its opposition to preliminary and final approvals of the class action settlement. The objection was rejected by Judge Whyte as grounds for denying approval of the settlement in his September 28, 2005 order granting preliminary approval and in his February 24, 2006 order granting final approval. Discovery is continuing in that action. No trial date has been set.
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
     Product Liability Litigation and Other Claims
     The Company is a defendant in approximately 570 cases alleging that the plaintiffs were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). The cases typically assert causes of action for strict liability, negligence, breach of warranty and false advertising for improper design, testing, manufacturing, and warnings relating to the manufacture and distribution of Vioxx. None of the cases involving the Company is scheduled for trial. The Company has tendered each of these cases to Merck and has reached an agreement with Merck to defend and indemnify the Company.
     The Company is a defendant in approximately 18 cases alleging that the plaintiffs were injured because they took the drugs known as fen-phen, the term commonly used to describe the weight-loss combination of fenfluramine or dexfenfluramine with phentermine. The Company has been named as a defendant along with several other defendants in 41 cases and has accepted the tender of one of its customers named as a defendant in one additional case. The cases are pending in state courts in California and Mississippi and in state and federal courts in Florida and New York, and typically assert causes of action for strict liability, negligence, breach of warranty, false advertising and unfair business practices for improper design, testing, manufacturing and warnings relating to the distribution and/or prescription of fen-phen. The Company has tendered each of these cases to its suppliers and has reached an agreement with its major supplier to defend and indemnify the Company and its customers.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     We, through our former McKesson Chemical Company division, are named in approximately 375 cases involving the alleged distribution of asbestos. These cases typically involve either single or multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1986 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar has raised questions concerning the extent of its obligations under the indemnification agreement, and while Univar continues to defend us in many of these cases, it has been rejecting our tenders of new cases since February 2005. We believe Univar remains obligated for all tendered cases under the terms of the indemnification agreement; however we continue to incur defense costs in connection with these more recently-served actions. We also believe that a portion of the claims against us will be covered by insurance, and we are pursuing the available coverage.
     On May 3, 2004, judgment was entered against us and one of our employees in the action Roby v. McKesson HBOC, Inc. et al. (Superior Court for Yolo County, California, Case No. CV01-573). Former employee Charlene Roby (“Roby”) brought claims for wrongful termination, disability discrimination and disability-based harassment against McKesson and a claim for disability-based harassment against her former supervisor. The jury awarded Roby compensatory damages against McKesson and against her supervisor in the total amount of $4 million, and punitive damages in the amount of $15 million against McKesson. Following post-trial motions, the trial court reduced the amount of compensatory damages against McKesson to $3 million; the punitive damages awarded against both defendants and the compensatory damages awarded against the individual employee defendant were not reduced. We filed a Notice of Appeal, seeking reduction or reversal of the compensatory and punitive damage awards and the award of attorneys’ fees. On December 26, 2006, the Court of Appeal for the Third Appellate District issued its decision reversing the verdict for harassment against Roby’s supervisor, reducing the compensatory damages from $3 million to $1 million and punitive damages from $15 million to $2 million. Following the rejection of Roby’s petition for rehearing before the Court of Appeals, plaintiff petitioned for review by the California Supreme Court, which was granted on April 18, 2007. We will answer the petition and will seek an order from the Supreme Court upholding the Court of Appeals’ decision.
     On February 5, 2004, a class action complaint was filed in the United States District Court for the Eastern District of Missouri against our after-acquired subsidiary, D&K and D&K’s former Chief Executive, Operating and Financial Officers alleging breach of fiduciary duties and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, Gary Dutton v. D&K Healthcare Resources, Inc. et al. (Case No. 4-04-CV-00147-SNL). The Commercial Workers Union, Local 655, AFL-CIO, Food Employees Joint Pension Plan (“Lead Plaintiff”) in that action sought to represent a class consisting of purchasers of D&K’s publicly traded common stock during the period from August 10, 2000 to September 16, 2002 and sought compensatory damages, costs, fees and expenses of suit. The action generally alleges that D&K failed to timely disclose that its sales of branded drugs during most of the class period were heavily dependent on its ability to purchase drugs from vendor Bristol-Myers Squibb Company (“BMS”) at discounted prices and in volume, and that defendants knew, but did not disclose, that the effect of losing its attractive purchase terms from BMS would be a material reduction in sales volume and profit. On February 23, 2007, we entered into a settlement agreement which resolves all claims by the D&K shareholders against all defendants. We are obligated under the terms of the agreement to pay $19 million, but anticipate recouping $5 million of that amount from D&K’s insurer. The settlement has received the preliminary approval of the trial court, but remains subject to various conditions, including final approval by the trial court, presently scheduled to be argued on June 5, 2007.
     On June 2, 2005, a civil class action complaint was filed against us in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 05-11148), alleging that commencing in late 2001 and early 2002, we and co-defendant First DataBank (“FDB”) agreed to take actions to increase the “Average Wholesale Price” (“AWP”) of certain branded drugs, which alleged conduct resulted in higher drug reimbursement payments by plaintiffs and others similarly situated. The complaint purports to state claims based on the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), violations of the California Business and Professions Code and California Consumers Legal Remedies Act, and for negligent misrepresentation. The plaintiffs seek injunctive relief, as well as compensatory and punitive damages, attorneys’ fees and costs. On October 4, 2006, the plaintiffs and co-defendant FDB announced a proposed settlement, as to FDB only, which calls for downward adjustments to certain FDB published AWPs, a prohibition against all future changes to such AWPs and a prescribed timetable for the cessation of all publication of AWPs by FDB. In November of 2006, the Court granted preliminary approval of the

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
settlement, although with certain restrictions as to the type of class that could be utilized to effect the settlement. The Court has not yet approved a form of class notice, set a schedule for objections to the settlement or set a date for hearing on final approval. On May 22, 2007, the court is scheduled to hear plaintiffs’ petition for class certification and our objections to certification. We have answered the complaint, and the matter is in discovery. No trial date has been set.
     On July 14, 2006, an action was filed in the United States District Court for the Eastern District of New York against McKesson, two McKesson employees, four other drug wholesalers and sixteen drug manufacturers, RxUSA v. Alcon Laboratories et al., (Case No. 06-CV-3447-MJT). Plaintiff alleges that we, along with various other defendants, unlawfully engaged in monopolization and attempted monopolization of the sale and distribution of pharmaceutical products in violation of the federal antitrust laws, as well as in violation of New York State’s Donnelly Act. We are also alleged to have violated the Sarbanes-Oxley Act of 2002; and our employees are alleged to have violated the Donnelly Act, the Sarbanes-Oxley Act and Sections 1962 (c) and (d) of the civil RICO statute. Plaintiff alleges generally that defendants have individually, and in concert with one another, taken actions to create and maintain a monopoly and to exclude secondary wholesalers, such as the plaintiff, from the wholesale pharmaceutical industry. The complaint seeks monetary damages, including treble damages, attorneys’ fees and injunctive relief. All defendants have filed motions to dismiss all claims. No date for hearing on those motions has been set. Discovery has commenced. No trial date has been set.
     Between 1976 and 1986, our former Chemical Company division operated a facility in Santa Fe Springs, California. We have been actively remediating the contamination at this site since 1994. Angeles Chemical Company (“Angeles”) conducted similar chemical repackaging activities at its property adjacent to the Company’s site between 1976 and 2000. In late 2001, Angeles filed an action against McKesson Angeles Chemical Company v. McKesson Corporation et al, (United States District Court for the Central District of California Case No. 01-10532-TJH) claiming that its contamination has migrated to Angeles’ property. The causes of action in the current complaint purport to state claims based on the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Resource Conservation and Recovery Act, as well as for negligence, trespass, equitable indemnity, defamation, nuisance, interference with prospective advantage and for violations of the California Business and Professions Code. Angeles seeks injunctive relief, as well as compensatory and punitive damages, attorneys’ fees and costs. We have responded to the complaint and the matter is in discovery. No trial date has been set. We have responded to the complaint and substantial discovery was conducted during 2007 by all parties. The trail court recently extended the discovery cut-off date in this matter to June 11, 2007, and a pretrial conference is scheduled for October 15, 2007, at which time a trial date is expected to be set in 2008.
     The health care industry is highly regulated, and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company. Examples of such requests and subpoenas include the following: (1) we have received a subpoena from the U.S. Attorney’s Office (“USAO”) in Massachusetts seeking documents relating to the Company’s business relationship with a long-term care pharmacy organization and we are in the process of responding to this subpoena; (2) we have responded to a request from the Federal Trade Commission for certain documents as part of a non-public investigation to determine whether the Company may have engaged in anti-competitive practices with other wholesale pharmaceutical distributors in order to limit competition for provider customers seeking distribution services; (3) we have received a Civil Investigative Demand (“CID”) from the Attorney General’s Office of the State of Tennessee apparently in connection with an investigation into possible violations of the Tennessee Medicaid False Claims Act in connection with repackaged pharmaceuticals and we are in the process of responding to this subpoena; (4) we have responded to a subpoena from the office of the Attorney General of the State of New York (“NYAG”) requesting documents and other information concerning our participation in the secondary or “alternative source” market for pharmaceutical products;(5) we have also received a subpoena from the NYAG relating to the pricing on certain drugs, including the First DataBank average wholesale and average benchmark prices for such drugs, and have responded to this subpoena and otherwise cooperated with the NYAG; and (6) we have been advised of an investigation by the USAO for the Northern District of Mississippi into whether it will intervene in a civil qui tam action filed by an unknown private relator against the Company and other defendants, and we are informed that the action purports to allege violations of the anti-kickback statute in connection with the provision of Medicare claims billing services to an affiliate of a multi-facility nursing home customer. We have not seen the civil complaint that is the subject of that investigation, but we have provided documents to the USAO and are fully cooperating with the investigation.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Because these investigations are not concluded, we cannot predict the outcome or impact, if any, of these proceedings on our business.
     As previously reported, on January 26, 2007, we acquired Per-Se, at which time Per-Se became a wholly owned subsidiary of McKesson. Prior to its acquisition Per-Se had publicly disclosed two SEC investigations which have not to our knowledge been closed. Those investigations are the following: (1) In March of 2005, the SEC issued a subpoena to Per-Se pursuant to a formal order of investigation which we believe relates to allegations of wrongdoing made in 2003 by a former Per-Se employee. Those allegations were the subject of a prior investigation by the Per-Se Audit Committee and an outside accounting firm. Per-Se has produced documents and provided testimony to the SEC. There has been no recent activity in this matter and the SEC has taken no action against Per-Se to date. (2) In December of 2004, the SEC issued a formal order of investigation relating to accounting matters at NDCHealth Corporation (“NDCHealth”), a then public company which was acquired by Per-Se in January of 2006, prior to our acquisition of Per-Se. In March of 2005, NDCHealth restated its financial statements for the fiscal years ended May 28, 2004, May 30, 2003 and May 31, 2002, and for the fiscal quarters ended August 22, 2004 and August 29, 2005, to correct errors relating to certain accounting matters. NDCHealth produced documents to the SEC and fully cooperated with the SEC in its investigation. The SEC has taken testimony from a number of current and former NDCHealth employees. There has been no recent activity in this matter and the SEC has taken no action against NDCHealth or its successor to date.
     Environmental Matters
     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at seven sites where we, or entities acquired by us, formerly conducted operations and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, we are one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these seven sites. Although the Company’s potential allocation under either directive cannot be determined at this time, we have agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.
     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these five sites is $11 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $11 million is expected to be paid out between April 2007 and March of 2027. Our estimated liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.
     In addition, we have been designated as a PRP under the Comprehensive Environmental Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 16 sites. With respect to each of these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 16 sites is approximately $2 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
current knowledge and the advice of our counsel that such litigation and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
18. Stockholders’ Equity
     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
     The Board approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006 which permitted the Company to repurchase up to a total of $1 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006 and made no repurchases in 2005. As of March 31, 2006, less than $1 million remained available for future repurchases under the January 2006 plan and all of these other plans were completed.
     In April and July 2006, the Board approved two new share repurchase plans which permitted the Company to repurchase up to an additional $1 billion ($500 million per plan) of the Company’s common stock. During 2007, we repurchased a total of 20 million shares for $1.0 billion. As a result of these repurchases, we effectively completed all of the 2007 share repurchase plans.
     On April 25, 2007, the Board approved an additional share repurchase plan of up to $1.0 billion of the Company’s common stock. Repurchased shares are used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions.
     In 2005, our stockholders approved a new stock plan (the “2005 Stock Plan”) which allows for the grant of options, restricted stock, restricted stock units, stock appreciation rights, performance shares and other share-based awards to employees, officers and directors of the Company. The 2005 Stock Plan replaced several other plans (the “Legacy Plans”) and the remaining 11 million shares available for issuance under the Legacy Plans were cancelled, although awards under those plans remain outstanding. Under the 2005 Stock Plan, 13 million new shares were authorized for issuance, and as of March 31, 2007, 5 million shares remain available for grant. As a result of acquisitions, we currently have 8 other option plans under which no further awards have been made since the date of acquisition.
     In 2005, the Board renewed the Company’s common stock rights plan. Under the renewal of the plan, effective October 22, 2004, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Company common stock. The common stock rights plan was structured to have certain antitakeover effects that would cause substantial dilution to the ownership interest of a person or group that attempted to acquire the Company on terms not approved by the Board. On January 4, 2007, the Board amended the common stock rights plan to provide for the termination of the rights plan effective January 31, 2007.
     The Company also has an employee stock purchase plan (“ESPP”) under which 11 million shares have been authorized for issuance. Eligible employees may purchase a limited number of shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. In 2007, 2006 and 2005, 1 million, 1 million and 2 million shares were issued under the ESPP. At March 31, 2007, 1 million shares were available for issuance under the ESPP.
     As previously discussed, during the first quarter of 2006, we called for the redemption of the Debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.
19. Share-Based Payment
     We provide share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
based restricted stock units (“PeRSUs”) (collectively, “share-based awards.”) On April 1, 2006, we adopted SFAS No. 123(R), as discussed in Financial Note 1, “Significant Accounting Policies.” Accordingly, we began to recognize compensation expense for the fair value of share-based awards granted, modified, repurchased or cancelled from April 1, 2006 forward. Compensation expense is recognized for the portion of the awards that is ultimately expected to vest. For the unvested portion of awards issued prior to and outstanding as of April 1, 2006, the expense is recognized at the grant-date fair value as the remaining requisite service is rendered. We recognize compensation expense on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For the awards with performance conditions, we recognize the expense on a straight-line basis, treating each vesting tranche as a separate award.
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
     We develop an estimate of the number of share-based awards which will ultimately vest primarily based on historical experiences. The estimated forfeiture rate established upon grant is re-assessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in the future reporting periods could be materially higher or lower than our current estimates. The weighted-average forfeiture rate is approximately 7%. As a result, the future share-based compensation expense may differ from the Company’s historical amounts.
     The compensation expense recognized under SFAS No. 123(R) has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the balance sheet at March 31, 2007. In addition, SFAS No. 123(R) requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense be reported as a financing cash flow rather than an operating cash flow, as was done under APB Opinion No. 25. For the year ended March 31, 2007, $70 million of excess tax benefits were recognized.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Impact on Net Income
     The components of share-based compensation expense and the related tax benefit are shown in the following table:

	Years Ended March 31,
(In millions, except per share amounts)	2007	2006	2005

RSU and RS	$22	$16	$10
2007 PeRSU	24	—	—
Stock options	7	—	4
Employee stock purchase plan	7	—	—

Share-based compensation expense	60	16	14
Tax benefit for share-based compensation expense	(20)	(6)	(5)

Share-base compensation expense, net of tax (1)	$40	$10	$9

Impact of share-based compensation:
Earnings per share
Diluted	$0.13	$0.03	$0.03
Basic	0.13	0.03	0.03

(1)	No material share-based compensation expense was included in Discontinued Operations.
     I. SFAS No. 123 Pro Forma Information for 2006 and 2005
     As described in Financial Note 1, prior to April 1, 2006 we accounted for our employee share-based compensation plans using the intrinsic value method under APB Opinion No. 25. Had compensation expense for our employee share-based compensation been recognized based on the fair value method, consistent with the provisions of SFAS No. 123, net income and earnings per share would have been as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2006	2005

Net income (loss), as reported	$751	$(157)
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	10	9
SFAS No. 123 expense	(66)	(60)

Pro forma net income (loss)	$695	$(208)

Earnings (loss) per common share:
Diluted – as reported	$2.38	$(0.53)
Diluted – pro forma	2.20	(0.71)
Basic – as reported	2.46	(0.53)
Basic – pro forma	2.27	(0.71)

     In 2006 and 2005, we granted 5 million and 6 million employee stock options, substantially all of which vested on or before March 31, 2006 and 2005. The shortened vesting schedules at grant were approved by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R). Prior to 2005, stock options typically vested over a four year period. Accordingly, SFAS No. 123 compensation expense for the 2006 and 2005 employee stock options that were fully vested prior to April 1, 2006 is reflected on the pro forma results above, but not recognized in our earnings after the adoption of SFAS No. 123(R).
     II. Stock Plans
     The 2005 Plan provides our employees, officers and non-employee directors share-based long-term incentives. The 2005 Plan permits the granting of stock options, RS, RSUs, PeRSUs and other share-based awards. Under the 2005 Plan, 13 million shares were authorized for issuance, and as of March 31, 2007, 5 million shares remain available for future grant. The 2005 Plan replaced the following three plans in advance of their expirations: 1999 Stock Option and Restricted Stock Plan, the 1997 Directors’ Equity Compensation and Deferral Plan and the 1998

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Canadian Incentive Plan (collectively, the “Legacy Plans”). The aggregate remaining 11 million authorized shares under the Legacy Plans were cancelled, although awards under those plans remain outstanding. The 2005 Plan is now the Company’s only plan for providing share-based incentive compensation to employees and non-employee directors of the Company and its affiliates.
     In anticipation of the requirements of SFAS No. 123(R), the Compensation Committee reviewed our long-term compensation program for key employees across the Company. As a result, beginning in 2006, reliance on options was reduced with more long-term incentive value delivered by grants of PeRSUs and performance-based cash compensation.
     III. Stock Options
     Stock options are granted at not less than fair market value and those options granted under the 2005 Plan have a contractual term of seven years. Prior to 2005, stock options typically vested over a four-year period and had a contractual term of ten years. As noted above, in 2006 and 2005, we provided shortened vesting schedules to 2006 and 2005 employee stock options upon grant. Options granted in 2007 have a seven-year contractual life and generally follow the four-year vesting schedule. We expect option grants in 2008 and future years will have the same contractual life and vesting schedule as 2007 option grants. Stock options under the Legacy Plans, which are substantially vested, generally have a ten-year contractual life.
     Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We continue to use the Black-Scholes model to estimate the fair value of our stock options. Once the fair value of an employee stock option value is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual. The option pricing model requires the use of various estimates and assumptions, as follows:
–	Expected stock price volatility is based on a combination of historical volatility of our common stock and implied market volatility. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with emerging employee stock option valuation considerations. Our expected stock price volatility assumption continues to reflect a constant dividend yield during the expected term of the option.

–	Expected dividend yield is based on historical experience and investors’ current expectations.

–	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the time of grant.

–	The expected life of the options is determined based on historical option exercise behavior data, and also reflects the impact of changes in contractual life of current option grants compared to our historical grants.
     Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2007	2006	2005

Expected stock price volatility	27%	36%	29%
Expected dividend yield	0.5%	0.5%	0.7%
Risk-free interest rate	5%	4%	4%
Expected life (in years)	5	6	7

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following is a summary of options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
	Number of	Weighted-		Number of
	Options	Average	Weighted-	Options
	Outstanding At	Remaining	Average	Exercisable at	Weighted-
Range of Exercise	Year End	Contractual Life	Exercise	Year End	Average
Prices	(In millions)	(Years)	Price	(In millions)	Exercise Price

$13.67 — $27.35	1	3	$21.35	1	$21.17
$27.36 — $41.02	19	4	33.45	19	33.46
$41.03 — $54.70	6	5	46.43	4	46.01
$54.71 — $68.37	1	1	58.16	1	58.16
$68.38 — $82.04	8	2	72.87	8	72.87
$82.05 — $95.72	1	1	90.74	1	90.74

	36	4	46.32	34	46.41

     The following table summarizes stock option activity during 2007, 2006 and 2005:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
(In millions, except per share data)	Shares	Price	Term (Years)	Value (2)

Outstanding, March 31, 2004	65	$40.77
Granted	6	34.67
Exercised	(7)	25.42
Cancelled and forfeited	(5)	59.57

Outstanding, March 31, 2005	59	40.37
Granted	5	44.93
Exercised	(17)	31.15
Cancelled and forfeited	(1)	69.40

Outstanding, March 31, 2006	46	43.38
Granted	1	48.13
Exercised	(11)	33.71

Outstanding, March 31, 2007	36	46.32	4	$601

Vested and expected to vest (1), March 31, 2007	35	46.36	4	597

Exercisable, March 31, 2007	34	46.41	4	579

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The aggregate intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the option exercise price, times the number of “in-the-money” option shares.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table provides data related to all stock option activity:

	Years Ended March 31,
(In millions)	2007	2006	2005

Weighted-average grant date fair value per stock option	$15.43	$18.26	$12.79
Aggregate intrinsic value on exercise	$204	$278	$64
Cash received upon exercise	$354	$538	$179
Tax benefits realized related to exercise	$74	$106	$23
Total fair value of shares vested	$4	$89	$83
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$18	NA	NA
Weighted-average period in years over which stock option compensation cost is expected to be recognized	2	NA	NA

NA – Not applicable as stock option compensation cost was not generally recognized under APB Opinion No. 25 in 2006 and 2005.
     IV. RS, RSUs and PeRSUs
     RS and RSUs, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of the Company’s common stock, are accounted for at fair value at the date of grant. The fair value of RS and RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in two to five years. The fair value of RS and RSUs with graded vesting and service conditions is expensed on a straight-line basis over the requisite service period. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse.
     Each non-employee director currently receives 2,500 RSUs annually, which vest immediately, and which are expensed upon grant. However, issuance of any shares is delayed until the director is no longer performing services for the Company. At March 31, 2007, 40,000 RSUs for our directors are vested, but shares have not been issued.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table summarizes RS and RSU activity during 2007, 2006 and 2005:

		Weighted-
		Average
		Grant Date Fair
(In millions, except per share data)	Shares	Value Per Share

Nonvested, March 31, 2004	—	$32.91
Granted	1	34.72

Nonvested, March 31, 2005	1	33.99
Granted	—	47.06

Nonvested, March 31, 2006	1	38.01
Granted	1	49.56

Nonvested, March 31, 2007	2	45.18

     The following table provides data related to RS and RSU activity:

	Years Ended March 31,
(In millions)	2007	2006	2005

Total fair value of shares vested	$5	$11	$2
Total compensation cost, net of estimated forfeitures, related to nonvested RSU awards not yet recognized, pre-tax (1)	$32	$45	$15
Weighted-average period in years over which RSU cost is expected to be recognized	2	3	2

(1)	Compensation cost in 2006 and 2005 did not reflect any forfeiture assumptions as required under APB Opinion No. 25.
     In May 2006, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2008 (the “2007 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of a RSU. As of March 31, 2007, the total compensation cost, net of estimated forfeitures, related to nonvested 2007 PeRSUs not yet recognized was approximately $53 million, pre-tax (based on the period-end market price of the Company’s common stock), and the weighted-average period over which the cost is expected to be recognized is 2 years.
     In accordance with the provisions of SFAS No. 128, “Earnings per Share,” the 2007 PeRSUs are included in the calculation of diluted weighted average shares for the year ended March 31, 2007 as the performance goals have been achieved.
     V. Employee Stock Purchase Plan (“ESPP”)
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
20. Related Party Balances and Transactions
     Notes receivable outstanding from certain of our current and former officers and senior managers totaled $25 million and $45 million at March 31, 2007 and 2006. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 4.7 % to 7.1 % and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are full recourse to the borrower. At March 31, 2007, the value of the underlying stock collateral was $20 million. The collectability of these notes is evaluated on an ongoing basis. As a result, we recorded net credits of $2 million, $9 million and $6 million in 2007, 2006 and 2005 based on changes in price of the underlying stock collateral. At March 31, 2007 and 2006, we provided a reserve of approximately $6 million and $12 million for the outstanding notes. Other receivable balances held with related parties, consisting of loans made to certain officers and senior managers and an equity-held investment, at March 31, 2007 and 2006 amounted to $1 million.
     In 2007, 2006 and 2005 we incurred approximately $7 million to $8 million annually of rental expense paid to an equity-held investment. In addition, in 2007, 2006 and 2005 we purchased $3 million of services per year from an equity-held investment. At March 31, 2007, we had a $6 million loan receivable from an equity held investment. The loan bears interest at 7.9%.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,
(In millions)	2007	2006	2005

Revenues
Pharmaceutical Solutions (1)	$88,708	$83,404	$75,924
Medical-Surgical Solutions	2,364	2,037	1,870
Provider Technologies
Software and software systems	374	322	246
Services	1,365	1,069	936
Hardware	166	151	120

Total Provider Technologies	1,905	1,542	1,302

Total	$92,977	$86,983	$79,096

Operating profit (2)
Pharmaceutical Solutions (3) (4)	$1,361	$1,211	$1,071
Medical-Surgical Solutions	81	83	81
Provider Technologies	159	143	107

Total	1,601	1,437	1,259
Corporate	(211)	(127)	(207)
Securities Litigation charge (credit)	6	(45)	(1,200)
Interest Expense	(99)	(94)	(118)

Income (loss) from continuing operations before income taxes	$1,297	$1,171	$(266)

Depreciation and amortization (5)
Pharmaceutical Solutions	$116	$110	$108
Medical-Surgical Solutions	25	23	23
Provider Technologies	108	89	80
Corporate	46	40	34

Total	$295	$262	$245

Expenditures for long-lived assets (6)
Pharmaceutical Solutions	$49	$83	$62
Medical-Surgical Solutions	14	6	6
Provider Technologies	36	22	19
Corporate	27	55	48

Total	$126	$166	$135

Segment assets, at year end
Pharmaceutical Solutions	$15,129	$13,737	$13,113
Medical-Surgical Solutions	1,457	1,268	1,279
Provider Technologies	3,485	1,602	1,459

Total	20,071	16,607	15,851
Corporate
Cash and cash equivalents	1,954	2,139	1,800
Other	1,918	2,215	1,124

Total	$23,943	$20,961	$18,775

(1)	In addition to the distribution of pharmaceutical and healthcare products, our Pharmaceutical Solutions segment revenues include disease management, patient and other services for payors, software and consulting and outsourcing to pharmacies. Revenues from these products and services were not a material component of segment revenues in 2007, 2006 and 2005. In addition, revenues derived from services represent less than 2% of this segment’s 2007, 2006 and 2005 revenues.

(2)	Includes $23 million, $20 million and $13 million of net earnings from equity investments in 2007, 2006 and 2005.

(3)	Operating profit for 2007, 2006 and 2005 includes $10 million, $95 million and $41 million representing our share of settlements of antitrust class action lawsuits brought against certain drug manufacturers. These settlements were recorded as reductions to cost of sales within our consolidated statements of operations in our Pharmaceutical Solutions segment.

(4)	Operating profit for 2007 includes an $11 million credit to income due to an adjustment to a legal reserve and for 2006, includes a $15 million credit to income due to a recovery of a previously reserved customer account.

(5)	Includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(6)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Revenues and property, plant and equipment by geographic areas were as follows:

	Years Ended March 31,
(In millions)	2007	2006	2005

Revenues
United States	$86,026	$80,868	$73,684
International	6,951	6,115	5,412

Total	$92,977	$86,983	$79,096

Property, plant and equipment, net, at year end
United States	$606	$591	$540
International	78	72	67

Total	$684	$663	$607

     International operations primarily consist of our Canadian pharmaceutical and healthcare products distribution business and our investment in Nadro for our Pharmaceutical Solutions segment. Our Provider Technologies business has operations in the Canada, United Kingdom, other European countries and Israel. We also have a software manufacturing and a printing facility in Ireland. Net revenues were attributed to geographic areas based on the customers’ shipment locations.
     In April 2007, we reorganized certain businesses. As a result, we will report on our new organizational structure on a retroactive basis beginning in the first quarter of 2008.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
22. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2007
Revenues	$23,315	$22,386	$23,111	$24,165	$92,977
Gross profit	996	1,024	1,061	1,251	4,332
Income (loss) after income taxes (1)
Continuing operations	$184	$287	$240	$257	$968
Discontinued operations	—	(58)	3	—	(55)

Total	$184	$229	$243	$257	$913

Earnings (loss) per common share (1)
Diluted
Continuing operations	$0.60	$0.94	$0.79	$0.85	$3.17
Discontinued operations	—	(0.19)	0.01	—	(0.18)

Total	$0.60	$0.75	$0.80	$0.85	$2.99

Basic
Continuing operations	$0.61	$0.96	$0.81	$0.87	$3.25
Discontinued operations	—	(0.19)	0.01	—	(0.19)

Total	$0.61	$0.77	$0.82	$0.87	$3.06

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$52.95	$55.10	$54.39	$59.53	$59.53
Low	44.60	45.23	47.38	50.80	44.60

Fiscal 2006
Revenues	$20,700	$21,253	$22,240	$22,790	$86,983
Gross profit	896	868	974	1,039	3,777
Income (loss) after income taxes (1)
Continuing operations	$166	$152	$204	$223	$745
Discontinued operations	5	15	(11)	(3)	6

Total	$171	$167	$193	$220	$751

Earnings (loss) per common share (1)
Diluted
Continuing operations	$0.53	$0.48	$0.65	$0.71	$2.36
Discontinued operations	0.02	0.05	(0.04)	(0.01)	0.02

Total	$0.55	$0.53	$0.61	$0.70	$2.38

Basic
Continuing operations	$0.55	$0.49	$0.66	$0.73	$2.44
Discontinued operations	0.02	0.05	(0.03)	(0.01)	0.02

Total	$0.57	$0.54	$0.63	$0.72	$2.46

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$44.94	$47.88	$52.89	$54.92	$54.92
Low	34.93	43.43	43.37	49.79	34.93

(1)	Income (loss) after income taxes and earnings (loss) per common share includes charges and credits relating to our Securities Litigation, as discussed in Financial Note 17.

McKESSON CORPORATION
DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman, President and	Chairman, President and
Chief Executive Officer,	Chief Executive Officer
McKesson Corporation

Wayne A. Budd	Jeffrey C. Campbell
Senior Counsel,	Executive Vice President and
Goodwin Procter LLP	Chief Financial Officer

Alton F. Irby III	Paul C. Julian
Chairman and Founding Partner,	Executive Vice President,
London Bay Capital	Group President

M. Christine Jacobs	Paul E. Kirincic
President and	Executive Vice President, Human Resources
Chief Executive Officer,
Theragenics Corporation	Nicholas A. Loiacono
Vice President and Treasurer
Marie L. Knowles
Executive Vice President and	Marc E. Owen
Chief Financial Officer, Retired,	Executive Vice President, Corporate Strategy
Atlantic Richfield Company	and Business Development

David M. Lawrence M.D.	Pamela J. Pure
Chairman and Chief Executive Officer, Retired	Executive Vice President,
Kaiser Foundation Health Plan, Inc., and	President, McKesson Provider Technologies
Kaiser Foundation Hospitals
Nigel A. Rees
Robert W. Matschullat	Vice President and Controller
Vice Chairman and Chief Financial Officer, Retired
The Seagram Company Ltd.	Laureen E. Seeger
Executive Vice President, General Counsel
James V. Napier	and Secretary
Chairman of the Board, Retired
Scientific-Atlanta, Inc.	Randall N. Spratt
Executive Vice President,
Jane E. Shaw, Ph.D.	Chief Information Officer
Chairman and Chief Executive Officer, Retired,
Aerogen, Inc.

McKESSON CORPORATION
CORPORATE INFORMATION
Common Stock
     McKesson Corporation common stock is listed on the New York Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.
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
Annual Meeting
     McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m., PDT, on Wednesday July 25, 2007, at the A. P. Giannini Auditorium, 555 California Street, San Francisco, California.