Form 10-Q
period 2007-06-30
MCKESSON CORP
filed 2007-07-30
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended June 30, 2007

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2007

Common stock, $0.01 par value	295,775,579 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,203	$1,954
Restricted cash	967	984
Receivables, net	6,790	6,566
Inventories	8,000	8,153
Prepaid expenses and other	197	199

Total	18,157	17,856

Property, Plant and Equipment, Net	691	684
Capitalized Software Held for Sale, Net	183	166
Goodwill	2,999	2,975
Intangible Assets, Net	599	613
Other Assets	1,683	1,649

Total Assets	$24,312	$23,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$11,027	$10,873
Deferred revenue	1,006	1,027
Current portion of long-term debt	152	155
Securities Litigation	983	983
Other	1,691	2,088

Total	14,859	15,126

Other Noncurrent Liabilities	1,216	741
Long-Term Debt	1,798	1,803

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: June 30, 2007 and March 31, 2007 – 800
Shares issued: June 30, 2007 – 346 and March 31, 2007 – 341	3	3
Additional paid-in capital	3,928	3,722
Other capital	(20)	(19)
Retained earnings	4,881	4,712
Accumulated other comprehensive income	82	31
ESOP notes and guarantees	(6)	(14)
Treasury shares, at cost, June 30, 2007 – 50 and March 31, 2007 – 46	(2,429)	(2,162)

Total Stockholders’ Equity	6,439	6,273

Total Liabilities and Stockholders’ Equity	$24,312	$23,943

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2007	2006
Revenues	$24,528	$23,315
Cost of Sales	23,351	22,319

Gross Profit	1,177	996

Operating Expenses	821	724

Operating Income	356	272

Other Income, Net	37	35
Interest Expense	(36)	(22)

Income from Continuing Operations Before Income Taxes	357	285

Income Taxes	(121)	(101)

Income from Continuing Operations	236	184

Discontinued Operations	(1)	—

Net Income	$235	$184

Earnings Per Common Share
Diluted	$0.77	$0.60
Basic	$0.79	$0.61

Dividends Declared Per Common Share	$0.06	$0.06

Weighted Average Shares
Diluted	304	309
Basic	297	302
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2007	2006
Operating Activities
Net income	$235	$184
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	89	69
Deferred taxes	(104)	58
Other non-cash items	(18)	2
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(189)	152
Inventories	196	(424)
Drafts and accounts payable	102	317
Deferred revenue	(37)	25
Taxes	238	40
Securities Litigation settlement payments	—	(6)
Other	(80)	(120)

Net cash provided by operating activities	432	297

Investing Activities
Property acquisitions	(35)	(25)
Capitalized software expenditures	(41)	(48)
Acquisitions of businesses, less cash and cash equivalents acquired	(22)	(91)
Other	8	(47)

Net cash used in investing activities	(90)	(211)

Financing Activities
Repayment of debt	(8)	(3)
Capital stock transactions:
Issuances	149	60
Share repurchases	(267)	(283)
ESOP notes and guarantees	8	3
Dividends paid	(18)	(18)
Other	43	16

Net cash used in financing activities	(93)	(225)

Net increase (decrease) in cash and cash equivalents	249	(139)
Cash and cash equivalents at beginning of period	1,954	2,139

Cash and cash equivalents at end of period	$2,203	$2,000

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(Unaudited)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2007, and the results of operations and cash flows for the quarters ended June 30, 2007 and 2006.
     The results of operations for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2007 consolidated financial statements previously filed with the Securities and Exchange Commission (“SEC”). As described in our Annual Report on Form 10-K for the year ended March 31, 2007, we realigned our businesses on April 1, 2007. This realignment resulted in changes to our reporting segments. On May 30, 2007, we provided financial information about the changes in our reporting segments, as it relates to prior periods, in a Form 8-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     New Accounting Pronouncements. On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” Among other things, FIN No. 48 requires application of a “more likely than not” threshold for the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The April 1, 2007 adoption of FIN No. 48 resulted in a reduction of our retained earnings by $48 million.
     Annually, we file a federal consolidated income tax return with the U.S., and over 1,100 returns with various state and foreign jurisdictions. Our major taxing jurisdictions are the U.S. and Canada. In the U.S., the Internal Revenue Service (“IRS”) is currently auditing our consolidated income tax returns for 2000 to 2002. The IRS has proposed certain adjustments, principally related to transfer pricing. It is reasonably possible that this U.S. audit cycle will be completed during 2008. In Canada, we are under examination for 2002 to 2004. We believe the outcome of unresolved tax issues or claims in any jurisdiction, foreign or domestic, is not likely to have a material impact to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.
     At April 1, 2007, our “unrecognized tax benefits,” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, amounted to $465 million. This amount did not change materially during the three months ended June 30, 2007. If recognized, $272 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate. During the next 12 months, audit resolutions could potentially reduce our unrecognized tax benefits due to cash payments by up to $73 million.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At April 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $95 million. This amount did not change materially during the three months ended June 30, 2007. We have no amounts accrued for penalties.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
2. Acquisitions and Investments
In 2007, we made the following acquisitions and investments:

–	On January 26, 2007, we acquired all of the outstanding shares of Per-Se Technologies, Inc. (“Per-Se”) of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition as of June 30, 2007:

(In millions)

Accounts receivable	$107
Property and equipment	41
Other current and noncurrent assets	93
Goodwill	1,238
Intangible assets	477
Accounts payable	(8)
Other current liabilities	(113)
Deferred revenue	(30)
Long-term liabilities	(70)

Net assets acquired, less cash and cash equivalents	$1,735

Approximately $1,238 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $408 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years, and trademarks and tradenames of $13 million with a weighted-average life of 5 years.

In accordance with accounting standards, certain costs that will be incurred to integrate acquired businesses will be treated as part of the cost of the acquisition whereas other related costs will be expensed. Financial results for Per-Se are primarily included within our Technology Solutions segment since the date of acquisition.

–	Our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients, as well as a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

–	Our Distribution Solutions segment acquired Sterling Medical Services LLC (“Sterling”) based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
–	We contributed $36 million in cash and $45 million in net assets, primarily from our Automated Prescription Systems business, to Parata Systems, LLC (“Parata”), in exchange for a minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata, as determined by a third-party valuation, approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.
     During the first quarter of 2008 and over the last two years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
3. Discontinued Operations
     In the second quarter of 2007, we completed the following divestitures:
–	Our Distribution Solutions segment sold its Acute Care medical-surgical supply business to Owens & Minor, Inc. for net cash proceeds of approximately $160 million. The divestiture resulted in an after-tax loss of $61 million, which included a $79 million non-tax deductible write-off of goodwill. We allocated a portion of our goodwill to the Acute Care business as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture, and the fair value of the continuing businesses was determined by a third-party valuation. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business. Revenues associated with the Acute Care business prior to its disposition were $299 million and $597 million in the first quarter and first half of 2007.

–	This segment also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc., for net cash proceeds of $10 million. The divestiture generated in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. The financial results for this business were not material to our condensed consolidated financial statements.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these businesses are classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
4. Share-Based Payment
     We provide share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards”). PeRSUs are RSUs for which the number of RSUs awarded is conditional upon the attainment of one or more performance objectives over a specified performance period, typically one year. At the end of the performance period, if the goals are attained, the award is classified as a RSU and is accounted for on that basis.
     Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. We recognize compensation expense for the portion of the awards that is ultimately expected to vest on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For PeRSUs that have been converted to RSUs, we recognize the expense on a straight-line basis, primarily over three years and treat each vesting tranche as a separate award. We develop an estimate of the number of share-based awards which will ultimately vest primarily based on historical experience. The estimated forfeiture rate is re-assessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests.
     Compensation expense recognized for share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized in the balance sheet as of June 30, 2007.
     Most of the Company’s share-based awards are granted in the first quarter of each fiscal year. The components of share-based compensation expense, and the related tax benefit for the quarters ended June 30, 2007 and 2006, are shown in the following table:

	Quarter ended June 30,
(In millions, except per share amounts)	2007	2006

RSUs and RS (1)	$13	$3
PeRSUs (2)	2	2
Stock options	2	1
Employee stock purchase plan	2	2

Share-based compensation expense	19	8
Tax benefit for share-based compensation expense	(7)	(2)

Share-base compensation expense, net of tax (3)	$12	$6

Impact of share-based compensation:
Earnings per share
Diluted	$0.04	$0.02
Basic	0.04	0.02

(1)	Substantially all of the 2008 expense was the result of our 2007 PeRSUs that have been converted to RSUs in 2008 due to the attainment of goals during the 2007 performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the 2008 and 2007 performance periods.

(3)	No material share-based compensation expense was included in Discontinued Operations.
     Due to the accelerated vesting of share-based awards prior to 2007, we anticipate the impact of SFAS No. 123(R) to increase in significance as future awards of share-based compensation are granted and amortized over the requisite service period. Share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, level and types of our grants of annual share-based awards, the attainment of performance goals and actual forfeiture rates. As a result, the actual future share-based compensation expense may differ from historical levels of expense.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
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
     The computations for basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended June 30,
(In millions, except per share data)	2007	2006

Income from continuing operations	$236	$184
Discontinued operations	(1)	—

Net income – diluted	$235	$184

Weighted average common shares outstanding:
Basic	297	302
Effect of dilutive securities:
Options to purchase common stock	6	6
Restricted stock/Restricted stock units	1	1

Diluted	304	309

Earnings per common share:
Diluted	$0.77	$0.60
Basic	$0.79	$0.61

     Approximately 11 million and 12 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended June 30, 2007 and 2006 as their effect would be antidilutive.
6. Restructuring Activities

	Distribution Solutions		Technology Solutions
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Total

Balance, March 31, 2007	$3	$6	$16	$5	$30
Cash expenditures	(1)	(1)	(5)	—	(7)
Adjustments to liabilities related to Per-Se acquisition	—	—	2	(1)	1
Other	(1)	1	—	—	—

Balance, June 30, 2007	$1	$6	$13	$4	$24

     During the first quarter of 2007, we recorded restructuring expense of $6 million that primarily consisted of employee severance costs within our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
7. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the quarter ended June 30, 2007 are as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2007	$1,386	$1,589	$2,975
Goodwill acquired	(2)	16	14
Foreign currency adjustments	3	7	10

Balance, June 30, 2007	$1,387	$1,612	$2,999

     Information regarding intangible assets is as follows:

	June 30,	March 31,
(In millions)	2007	2007

Customer lists	$606	$593
Technology	162	161
Trademarks and other	55	56

Gross intangibles	823	810
Accumulated amortization	(224)	(197)

Intangible assets, net	$599	$613

     Amortization expense of other intangibles was $26 million and $8 million for the quarters ended June 30, 2007 and 2006. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets as of June 30, 2007 were: 9 years, 4 years and 6 years. Estimated future annual amortization expense of these assets is as follows: $73 million, $91 million, $78 million, $71 million and $65 million for 2008 through 2012, and $216 million thereafter. As of June 30, 2007, there were $5 million of other intangibles not subject to amortization.
8. Financing Activities
     In June 2007, we renewed our $700 million committed accounts receivable sales facility. The facility was renewed under substantially similar terms to that previously in place. The renewed facility expires in June 2008.
     In June 2007, we renewed our existing $1.3 billion five-year, senior unsecured revolving credit facility, which was scheduled to expire in September 2009. The new credit facility has terms and conditions substantially similar to that previously in place and expires in June 2012. Borrowings under this new credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate.
     As of June 30, 2007, there were no amounts outstanding under any of our borrowing facilities.
     In January 2007, we entered into a $1.8 billion interim credit facility. The interim credit facility was a single-draw 364-day unsecured facility with terms substantially similar to those contained in the Company’s existing revolving credit facility. We utilized $1.0 billion of this facility to fund a portion of our purchase of Per-Se. On March 5, 2007, we issued $500 million of 5.25% notes due 2013 and $500 million of 5.70% notes due 2017. The notes are unsecured and interest is paid semi-annually on March 1 and September 1. The notes are redeemable at any time, in whole or in part, at our option. In addition, upon occurrence of both a change of control and a ratings downgrade of the notes to non-investment-grade levels, we are required to make an offer to redeem the notes at a price equal to 101% of the principal amount plus accrued interest. We utilized net proceeds after offering expenses of $990 million from the issuance of the notes, together with cash on hand, to repay all amounts outstanding under the interim credit facility plus accrued interest.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
9. Pension and Other Postretirement Benefit Plans
     Net expense for the Company’s defined benefit pension and postretirement plans was $11 million for the first quarters of 2008 and 2007.
10. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended June 30,
(In millions)	2007	2006

Net income	$235	$184
Foreign currency translation adjustments and other	51	39

Comprehensive income	$286	$223

     On April 25, 2007, the Company’s Board of Directors approved an additional share repurchase plan of up to $1.0 billion of the Company’s common stock. In the first quarter of 2008, we repurchased a total of 4 million shares for $257 million, and $743 million remains available for future repurchases as of June 30, 2007. During the first quarter and full year of 2007, we repurchased 6 million and 20 million shares for $283 million and $1 billion under the Company’s previously approved share repurchase programs. Repurchased shares are used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time-to-time in open market or private transactions.
11. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. We have also guaranteed loans and credit facilities for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to seven years and were primarily provided to facilitate financing for certain strategic customers. As of June 30, 2007, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $116 million and $7 million of which no amounts have been accrued.
     As of June 30, 2007, we had commitments of $2 million of cash contributions to our equity-held investments, for which no amounts had been accrued.
     In addition, our banks and insurance companies have issued $97 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.

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
12. Other Commitments and Contingent Liabilities
     In our annual report on Form 10-K for the year ended March 31, 2007, we reported on numerous legal proceedings, including those arising out of our 1999 announcement of accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions LLC (the “Securities Litigation”). Although most of the Securities Litigation matters have been resolved, certain matters remain pending. Significant developments in the Securities Litigation and in other litigation and claims since the referenced Form 10-K, are as follows:
     I. Securities Litigation
     The previously reported action entitled Cater v. McKesson Corporation et al., (No. C-00-20327 RMW) has been settled.
     On July 9, 2007, in the action entitled Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 06-VS-096763-F), the trial judge announced her intention to deny the Company’s motions to disqualify plaintiffs’ damages expert and for summary judgment. No orders on those motions have yet been entered and the Company intends to seek an immediate appeal from any orders denying its motions.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     In the previously reported action, Bear Stearns & Co., Inc. v. McKesson Corporation, (Case No. 604304/5), pending in the trial court for the State and County of New York, the trial judge has issued an order setting August 15, 2007, as a hearing date for a motion by Bear Stearns & Co. Inc. (“Bear Stearns”) for summary judgment on a single count of its complaint, more particularly its claim that the requirement in the Company’s settlement agreement in In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (“Consolidated Action”) that the class lead plaintiff obtain a release of the Company and certain other parties in any settlement agreement between the lead plaintiff and Bear Stearns in the Consolidated Action, breaches the implied covenant of good faith and fair dealing of the October 14, 1998, engagement letter agreement between the Company and Bear Stearns. No other motions will be heard at that time, and the court has not yet set a trial date in this action.
     II. Other Litigation and Claims
     In the securities class action, Gary Dutton v. D&K Healthcare Resources, Inc. et al., (Case No. 4-04-CV-00147 SNL), on June 5, 2007, the trial court granted final approval of the previously described settlement. The Company has paid the $19 million settlement consideration and has recouped $5 million of that amount from D&K Healthcare Resources, Inc.’s insurer. The trial court’s order of final approval is not subject to appeal, and this matter is considered completed.
     In the previously reported class action, New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 05-11148), pending in the United States District Court of Massachusetts, the court heard argument on plaintiffs’ petition for class certification on May 22, 2007, and the court has not yet ruled on that petition. In a related proceeding, on June 5, 2007, the plaintiff class representatives were given leave to file an amended complaint in a separate action in the same court, which complaint names as the sole defendant, drug pricing publisher Medi-Span, Inc. (“Medi-Span,”) a division of Wolters Kluwer Health, Inc., (Civil Action No. 07-10988). That complaint makes allegations against Medi-Span that are substantially identical to those alleged against First DataBank, Inc. (“First DataBank”) in the New England Carpenters Health Benefits Fund action. On June 6, 2007, the judge granted preliminary approval of class plaintiffs’ previously described settlement with defendant First DataBank, and on June 21, 2007, the court also granted preliminary approval to a settlement between the class plaintiffs and Medi-Span on essentially the same terms as those previously approved for First DataBank. The court has set a hearing date of November 14, 2007, to consider final approval of the proposed settlements with both First DataBank and Medi-Span. Certain drug retailers and pharmacy and pharmacy benefit manager trade associations have filed letters with the court indicating their intentions to object to the proposed settlements.
     The SEC informed the Company by letter dated June 26, 2007, that it has completed the previously reported investigation of Per-Se, more particularly the investigation commenced by a subpoena directed to Per-Se in March of 2005, and that it does not intend to recommend any enforcement action against Per-Se as a result of that investigation.
     The Company has been advised that a qui tam action has been filed in the United States District Court for the District of New Jersey by an unidentified relator who purports to state claims on behalf of the United States of America (“USA”), twelve States (California, Delaware, Florida, Hawaii, Illinois, Louisiana, Massachusetts, Nevada, New Mexico, Tennessee, Virginia and Texas) and the District of Columbia, against the Company and seven other defendants based on alleged violations of the Federal False Claims Act and various State and District of Columbia false claims statutes. The violations all arise out of the alleged manipulation of Average Wholesale Prices by defendants from 1993 through at least 2005, with the alleged effect of causing plaintiffs to pay more for reimbursement of prescription drugs than would have been the case in the absence of defendants’ conduct. The complaint seeks damages on behalf of the USA, States and District of Columbia, including a trebling of those damages, civil penalties as provided under the Federal False Claims Act and various State and District of Columbia false claims statutes, as well as attorneys’ fees and costs. The Company is informed that the USA and the named State and District of Columbia plaintiffs are investigating whether or not to intervene in the described action. While denying that it has done anything wrong or illegal, the Company is cooperating fully with the investigation.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
(Unaudited)
     As indicated in our previous periodic reports, the health care industry is highly regulated and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests for information in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort, and can result in considerable costs to the Company.
13. Segment Information
     Beginning with the first quarter of 2008, we report our operations in two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. This change resulted from a realignment of our businesses to better coordinate our operations with the needs of our customers. The factors for determining the reportable segments included the manner in which management evaluated the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period amounts are reclassified to conform to the 2008 segment presentation.
     The Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment, and health and beauty care products throughout North America. We have combined two of our former segments known as our Pharmaceutical Solutions and Medical-Surgical Solutions segments into this new segment, which reflects the increasing synergies the Company seeks through combined activities and best-practice process improvements. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells pharmacy software, and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V., the leading pharmaceutical distributor in Mexico and a 39% interest in Parata, which sells automated pharmaceutical dispensing systems to retail pharmacies.
     The Technology Solutions segment (formerly known as our Provider Technologies segment) delivers enterprise-wide patient care, clinical, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payors. We have added our Payor group of businesses, which includes our InterQual® and clinical auditing and compliance software businesses and our disease and medical management programs to this segment. The change to move our Payor group to this segment from our former Pharmaceutical Solutions segment reflects our decision to more closely align this business with the strategy of our Technology Solutions segment, that is to create value by promoting connectivity, economic alignment and transparency of information between payors and providers.
     Revenues for our Technology Solutions segment are classified in one of three categories: services, software and software systems, and hardware. Service revenues primarily include fees associated with installing our software and software systems, as well as revenues associated with software maintenance and support, remote processing, disease and medical management, and other outsourcing and professional services. Software and software systems revenues primarily include revenues from licensing our software and software systems, including the segment’s clinical auditing and compliance and InterQual businesses.
     Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits, and the results of certain joint venture investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
(Unaudited)
     Financial information relating to our reportable operating segments is as follows:

	Quarter Ended June 30,
(In millions)	2007	2006

Revenues
Distribution Solutions
U.S. pharmaceutical direct distribution & services	$14,198	$13,403
U.S. pharmaceutical sales to customers’ warehouses	7,242	7,094

Subtotal	21,440	20,497
Canada pharmaceutical distribution & services	1,764	1,750
Medical-Surgical distribution and services	594	577

Total Distribution Solutions	$23,798	$22,824

Technology Solutions
Services (1)	553	331
Software and software systems	138	119
Hardware	39	41

Total Technology Solutions	730	491

Total	$24,528	$23,315

Operating profit
Distribution Solutions (2) (3)	$340	$313
Technology Solutions (1)	100	36

Total	440	349
Corporate	(47)	(42)
Interest Expense	(36)	(22)

Income from continuing operations before income taxes	$357	$285

	June 30,	March 31,
(In millions)	2007	2007

Segment assets, at year end
Distribution Solutions	$16,533	$16,429
Technology Solutions	3,720	3,642

Total	20,253	20,071
Corporate
Cash and cash equivalents	2,203	1,954
Other	1,856	1,918

Total	$24,312	$23,943

(1)	Revenues and operating profit for the first quarter of 2008 reflect the recognition of $21 million of disease management deferred revenues. Expenses associated with these revenues were previously recognized as incurred.

(2)	Operating profit for the first quarter of 2008 includes $14 million representing our share of settlements of antitrust class action lawsuits brought against certain drug manufacturers. These settlements were recorded as reductions to cost of sales within our consolidated statements of operations in our Distribution Solutions segment.

(3)	During the first quarter of 2007, we recorded $21 million of charges within our Distribution Solutions segment as a result of our transaction with Parata. Refer to Financial Note 2, “Acquisitions and Investments.”

McKESSON CORPORATION
FINANCIAL REVIEW
(Unaudited)
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Financial Overview

	Quarter Ended June 30,
(In millions, except per share data)	2007	2006	Change

Revenues	$24,528	$23,315	5%
Income from Continuing Operations Before Income Taxes	357	285	25
Net Income	235	184	28
Diluted Earnings Per Share	$0.77	$0.60	28

     Revenues for the first quarter of 2008 increased by 5% from $23.3 billion to $24.5 billion compared to the same period a year ago. Net income was $235 million and $184 million for the first quarters of 2008 and 2007, and diluted earnings per share was $0.77 and $0.60. Growth in both of our Distribution Solutions and Technology Solutions segments contributed to the increase in net income. Financial results were also favorably impacted by our fourth quarter 2007 acquisition of Per-Se Technologies, Inc. (“Per-Se”).
Results of Operations
     Revenues:

	Quarter Ended June 30,
(In millions)	2007	2006	Change

Distribution Solutions
U.S. pharmaceutical direct distribution & services	$14,198	$13,403	6%
U.S. pharmaceutical sales to customers’ warehouses	7,242	7,094	2

Subtotal	21,440	20,497	5
Canada pharmaceutical distribution & services	1,764	1,750	1
Medical-Surgical distribution and services	594	577	3

Total Distribution Solutions	23,798	22,824	4

Technology Solutions
Services	553	331	67
Software and software systems	138	119	16
Hardware	39	41	(5)

Total Technology Solutions	730	491	49

Total Revenues	$24,528	$23,315	5

     Revenues increased by 5% in the first quarter of 2008 compared to the same period a year ago. The increase was primarily due to our Distribution Solutions segment, which accounted for 97% of our consolidated revenues.
     U.S. pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates, partially offset by the loss of a large customer. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics. U.S. pharmaceutical sales to customers’ warehouses increased primarily as a result of expanded agreements with customers, partially offset by a decrease in volume from a large customer.
     Canadian pharmaceutical distribution and services revenues increased primarily reflecting market growth rates and favorable foreign exchange rates, which were almost fully offset by one less week of sales during the quarter. Canadian revenues benefited from a 2% foreign currency increase compared with 2007.
     Medical-Surgical distribution and services revenues increased primarily reflecting above average market growth rates, partially offset by one less week of sales during the quarter.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Technology Solutions segment revenues increased primarily due to the acquisition of Per-Se, increased disease management revenue, increased services revenues reflecting the segment’s expanded customer base, and clinical software implementations. On January 26, 2007, we acquired Per-Se of Alpharetta, Georgia for approximately $1.8 billion. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. During the first quarter of 2008, the segment recognized $21 million of disease management deferred revenues. Expenses associated with these revenues were previously recognized as incurred.
     Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2007	2006	Change

Gross Profit
Distribution Solutions	$822	$770	7%
Technology Solutions	355	226	57

Total	$1,177	$996	18

Gross Profit Margin
Distribution Solutions	3.45%	3.37%	8	bp
Technology Solutions	48.63	46.03	260
Total	4.80	4.27	53

     Gross profit increased 18% in the first quarter of 2008 compared to the same period a year ago. As a percentage of revenues, gross profit margin increased 53 basis points compared to the same period a year ago. Both of our segments contributed to the increase in our gross profit dollars and gross profit margin.
     During the first quarter of 2008, gross profit margin for our Distribution Solutions segment was positively impacted by:
–	higher buy side margins,

–	the benefit of increased sales of generic drugs with higher margins,

–	antitrust settlements of $14 million in 2008, representing our share of cash proceeds from settlement of two antitrust class action lawsuits,

–	a benefit associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment, and

–	a decrease in asset impairment charges. During the first quarter of 2007, we recorded a $15 million charge pertaining to the write-down of certain abandoned assets within our retail automation group.
     These positive gross margin benefits were partially reduced by:
–	a slight decrease in sell margin, primarily due to our customer mix, and

–	a decrease in last-in, first-out (“LIFO”) inventory credits. In 2007, we recorded $10 million of LIFO credits. LIFO credits reflected a number of generic product launches partially offset by a higher level of branded pharmaceutical price increases.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Technology Solutions segment’s gross profit margin increased primarily due to a change in product mix, including the addition of higher margin Per-Se products. The segment’s gross profit margin was also positively impacted by the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.
     Operating Expenses and Other Income:

	Quarter Ended June 30,
(Dollars in millions)	2007	2006	Change

Operating Expenses
Distribution Solutions	$496	$470		6%
Technology Solutions	257	192		34
Corporate	68	62		10

Total	$821	$724		13

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.08%	2.06%	2	bp
Technology Solutions	35.21	39.10		(389)
Total	3.35	3.11		24

Other Income, Net
Distribution Solutions	$14	$13		8%
Technology Solutions	2	2		—
Corporate	21	20		5

Total	$37	$35		6

     Operating expenses increased 13% compared to the same period a year ago. As a percentage of revenues, operating expenses increased 24 basis points compared to the same period a year ago. Operating expense dollars increased primarily due to our business acquisitions, including Per-Se and additional costs incurred to support our sales volume growth. Other income, net approximated that of the prior year.
     Due to the accelerated vesting of share-based awards prior to 2007, we anticipate the impact of SFAS No. 123(R) to increase in significance as future awards of share-based compensation are granted and amortized over the requisite service period. Share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, level and types of our grants of annual share-based awards, the attainment of performance goals and actual forfeiture rates. As a result, the actual future share-based compensation expense may differ from historical levels of expense. Refer to Financial Note 4, “Share-Based Payment,” to the accompanying condensed consolidated financial statements for further information our share-based compensation.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended June 30,
(Dollars in millions)	2007	2006	Change

Segment Operating Profit(1)
Distribution Solutions	$340	$313	9%
Technology Solutions	100	36	178

Subtotal	440	349	26
Corporate Expenses, Net	(47)	(42)	12
Interest Expense	(36)	(22)	64

Income from Continuing Operations, Before Income Taxes	$357	$285	25

Segment Operating Profit Margin
Distribution Solutions	1.43%	1.37%	6	bp
Technology Solutions	13.70	7.33	637

(1)	Segment operating profit includes gross profit, net of operating expenses plus other income for our two business segments.
     Operating profit as a percentage of revenues in our Distribution Solutions segment increased reflecting higher gross profit margin partially offset by slightly higher operating expenses as a percentage of revenues. Operating expenses increased in both dollars and as a percentage of revenues primarily due to business acquisitions and additional costs incurred to support our sales volume growth.
     Our Technology Solutions segment’s operating profit as a percentage of revenues increased primarily reflecting an increase in gross profit margin and a decrease in operating expenses as a percentage of revenues. Operating expenses increased primarily due to business acquisitions, including Per-Se, investments in research and development activities, sales functions to support the segment’s revenue growth, and additional share-based compensation and bad debt expense. In addition, operating expenses for the first quarter of 2007 include $5 million of restructuring charges and higher legal fees.
     Corporate expenses, net increased primarily reflecting additional costs incurred to support various initiatives and growth and an increase in share-based compensation expense. These increases were partially offset by a reduction in expense associated with charges for loans made to former employees.
     Interest Expense: Interest expense for the first quarter of 2008 increased compared to the same period a year ago primarily due to $1.0 billion of long-term debt issued in the fourth quarter of 2007 to fund our acquisition of Per-Se.
     Income Taxes: The Company’s reported income tax rate for the first quarters of 2008 and 2007 was 34.0% and 35.4%. Fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     As discussed in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements, on April 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” Among other things, FIN No. 48 requires application of a “more likely than not” threshold for the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The April 1, 2007 adoption of FIN No. 48 resulted in a reduction of our retained earnings by $48 million.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Annually, we file a federal consolidated income tax return with the U.S., and over 1,100 returns with various state and foreign jurisdictions. Our major taxing jurisdictions are the U.S. and Canada. In the U.S., the Internal Revenue Service (“IRS”) is currently auditing our consolidated income tax returns for 2000 to 2002. The IRS has proposed certain adjustments, principally related to transfer pricing. It is reasonably possible that this U.S. audit cycle will be completed during 2008. In Canada, we are under examination for 2002 to 2004. We believe the outcome of unresolved tax issues or claims in any jurisdiction, foreign or domestic, is not likely to have a material impact to our financial position, cash flows or results of operation. We further believe that we have made adequate provision for all income tax uncertainties.
     At April 1, 2007, our “unrecognized tax benefits,” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, amounted to $465 million. This amount did not change materially during the three months ended June 30, 2007. If recognized, $272 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate. During the next 12 months, audit resolutions could potentially reduce our unrecognized tax benefits due to cash payments by up to $73 million.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At April 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $95 million. This amount did not change materially during the three months ended June 30, 2007. We have no amounts accrued for penalties.
     Discontinued Operations: In the second quarter of 2007, we completed the divestiture of our Distribution Solutions segment’s Acute Care supply business for net cash proceeds of approximately $160 million. The divestiture generated an after-tax loss of $61 million, which included a $79 million non-tax deductible write-off of goodwill. The segment also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc., for net cash proceeds of $10 million. The divestiture resulted in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. The financial results of these businesses are classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. Additional information regarding our discontinued operations can be found in Financial Note 3, “Discontinued Operations,” to the accompanying condensed consolidated financial statements.
     Net Income: Net income was $235 million and $184 million for the first quarters of 2008 and 2007, or $0.77 and $0.60 per diluted share.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 304 million and 309 million for the quarters ended June 30, 2007 and 2006. The decrease in the number of weighted average diluted shares outstanding reflects a decrease in the number of common shares outstanding as a result of repurchased stock, partially offset by exercised stock options.
Business Acquisitions and Investments
     In 2007, we made the following acquisitions and investment:
–	On January 26, 2007, we acquired all of the outstanding shares of Per-Se of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
Approximately $1,238 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $408 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years, and trademarks and tradenames of $13 million with a weighted-average life of 5 years.

In accordance with accounting standards, certain costs that will be incurred to integrate acquired businesses will be treated as part of the cost of the acquisition whereas other related costs will be expensed. Financial results for Per-Se are primarily included within our Technology Solutions segment since the date of acquisition.

–	Our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients, and the other a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

–	Our Distribution Solutions segment acquired Sterling Medical Services, LLC (“Sterling”) based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

–	We contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata,”) in exchange for a minority interest in Parata. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.
     During the first quarter of 2008 and over the last two years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Note 2, “Acquisitions and Investments,” to the accompanying condensed consolidated financial statements for further discussions regarding our acquisitions and investing activities.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
Financial Condition, Liquidity and Capital Resources
     Operating activities provided cash flow of $432 million and $297 million during the first quarter of 2008 and 2007. Operating activities for 2008 reflect an increase in net income, improved inventory management and an increase in accounts payable associated with longer payment terms. Operating activities for 2007 reflect an increase in our net financial inventory primarily as a result of our revenue growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.
     Investing activities utilized cash of $90 million and $211 million during the first quarter of 2008 and 2007. Investing activities for 2008 include $22 million of payments for business acquisitions. Investing activities for 2007 include $91 million of payments for business acquisitions and a $36 million investment in Parata.
     Financing activities utilized cash of $93 million and $225 million in the first quarter of 2008 and 2007. Financing activities for 2008 include a $16 million decrease in the use of cash for stock repurchases and an $89 million increase in cash receipts from employees’ exercises of stock options.
     On April 25, 2007, the Company’s Board of Directors approved an additional share repurchase plan of up to $1.0 billion of the Company’s common stock. In the first quarter of 2008, we repurchased a total of 4 million shares for $257 million, and $743 million remains available for future repurchases as of June 30, 2007. During the first quarter and full year of 2007, we repurchased 6 million and 20 million shares for $283 million and $1 billion, under previously approved share repurchase programs. Repurchased shares are used to support our stock-based employee compensation plans and for other general corporate purposes. Stock repurchases may be made from time to time in open market or private transactions.
     Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(Dollars in millions)	2007	2007

Cash and cash equivalents	$2,203	$1,954
Working capital	3,298	2,730
Debt net of cash and cash equivalents	(253)	4
Debt to capital ratio (1)	23.2%	23.8%
Net debt to net capital employed (2)	(4.1)%	0.1%
Return on stockholders’ equity (3)	15.7%	15.2%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash, receivables, inventories, drafts and accounts payable, deferred revenue and other liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and new customer build-up requirements. Consolidated working capital increased primarily reflecting $420 million of short-term tax liabilities which were reclassified to long-term liabilities as result of our implementation of FIN No. 48 as well as an increase in cash balances.
     Our ratio of net debt to net capital employed decreased in 2008 primarily due to our issuance of $1.0 billion of long-term debt in relation to the Per-Se acquisition.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
(Unaudited)
     Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sales facility. In June 2007, we renewed our existing $1.3 billion five-year, senior unsecured revolving credit facility, which was scheduled to expire in September 2009. The new credit facility has terms and conditions substantially similar to those previously in place and expires in June 2012. Borrowings under this new credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. As of June 30, 2007, no amounts were outstanding under this facility.
     In June 2007, we renewed our $700 million committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place. The renewed facility expires in June 2008. As of June 30, 2007, no amounts were outstanding under this facility.
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
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. As of June 30, 2007, this ratio was 23.2% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
(Unaudited)
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:
•	adverse resolution of pending shareholder litigation regarding the 1999 restatement of our historical financial statements;

•	the changing U.S. healthcare environment, including changes in government regulations and the impact of potential future mandated benefits;

•	competition;

•	changes in private and governmental reimbursement or in the delivery systems for healthcare products and services;

•	governmental and manufacturers’ efforts to regulate or control the pharmaceutical supply chain;

•	changes in pharmaceutical and medical-surgical manufacturers’ pricing, selling, inventory, distribution or supply policies or practices;

•	changes in the availability or pricing of branded and generic drugs;

•	changes in customer mix;

•	substantial defaults in payment or a material reduction in purchases by large customers;

•	challenges in integrating and implementing the Company’s internally used or externally sold software and software systems, or the slowing or deferral of demand or extension of the sales cycle for external software products;

•	continued access to third-party licenses for software and the patent positions of the Company’s proprietary software;

•	the Company’s ability to meet performance requirements in its disease management programs;

•	the adequacy of insurance to cover liability or loss claims;

•	new or revised tax legislation;

•	foreign currency fluctuations or disruptions to foreign operations;

•	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;

•	changes in generally accepted accounting principles (GAAP); and

•	general economic conditions.
     These and other risks and uncertainties are described herein or in our Forms 10-K, 10-Q, 8-K and other public documents filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after this date hereof or to reflect the occurrence of unanticipated events.

McKESSON CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2007 Annual Report on Form 10-K.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the first quarter of 2008.

	Share Repurchases(2)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

April 1, 2007 - April 30, 2007	—	$—	—	$1,000
May 1, 2007 - May 31, 2007	2	61.44	2	882
June 1, 2007 - June 30, 2007	2	62.18	2	743

Total	4	61.82	4	743

(1)	On April 25, 2007, the Company’s Board of Directors approved a plan to repurchase up to a total of $1.0 billion of the Company’s common stock.

(2)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

McKESSON CORPORATION
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     Each exhibit identified in parentheses below is on file with the Securities and Exchange Commission and is incorporated by reference herein as an exhibit hereto.

Exhibit No.
10.1	Amended and Restated Credit Agreement, dated as of June 8, 2007, among McKesson Corporation, McKesson Canada Corporation, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent with respect to the Canadian Loans and the Bankers’ Acceptance Facility, Wachovia Bank, National Association, as L/C Issuer, and each lender from time to time party thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report, June 8, 2007, File No 1-13252).

10.2	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated as of May 22, 2007.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: July 30, 2007	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller