Form 10-Q
period 2007-09-30
MCKESSON CORP
filed 2007-10-31
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007

Common stock, $0.01 par value	289,387,335 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30,	March 31,
	2007	2007

ASSETS
Current Assets
Cash and cash equivalents	$2,518	$1,954
Restricted cash	967	984
Receivables, net	6,820	6,566
Inventories	8,303	8,153
Prepaid expenses and other	181	199

Total	18,789	17,856

Property, Plant and Equipment, Net	714	684
Capitalized Software Held for Sale, Net	185	166
Goodwill	3,055	2,975
Intangible Assets, Net	578	613
Other Assets	1,713	1,649

Total Assets	$25,034	$23,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$11,773	$10,873
Deferred revenue	970	1,027
Current portion of long-term debt	152	155
Securities Litigation	994	983
Other accrued	1,723	2,088

Total	15,612	15,126

Other Noncurrent Liabilities	1,240	741
Long-Term Debt	1,798	1,803

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: September 30, 2007 and March 31, 2007 — 800 Shares issued: September 30, 2007 — 347 and March 31, 2007 — 341	3	3
Additional Paid-in Capital	3,999	3,722
Other Capital	(18)	(19)
Retained Earnings	5,113	4,712
Accumulated Other Comprehensive Income	150	31
ESOP Notes and Guarantees	(6)	(14)
Treasury Shares, at Cost, September 30, 2007 — 58 and March 31, 2007 — 46	(2,857)	(2,162)

Total Stockholders’ Equity	6,384	6,273

Total Liabilities and Stockholders’ Equity	$25,034	$23,943

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$24,450	$22,386	$48,978	$45,701
Cost of Sales	23,269	21,362	46,620	43,681

Gross Profit	1,181	1,024	2,358	2,020
Operating Expenses	827	724	1,648	1,448
Securities Litigation Credit, Net	(5)	(6)	(5)	(6)

Total Operating Expenses	822	718	1,643	1,442

Operating Income	359	306	715	578
Other Income, Net	36	32	73	67
Interest Expense	(36)	(22)	(72)	(45)

Income from Continuing Operations Before Income Taxes	359	316	716	600
Income Tax Provision	(112)	(29)	(233)	(129)

Income from Continuing Operations	247	287	483	471
Discontinued Operations, net	—	(6)	(1)	(6)
Discontinued Operations — loss on sale, net	—	(52)	—	(52)

Total Discontinued Operations	—	(58)	(1)	(58)

Net Income	$247	$229	$482	$413

Earnings Per Common Share
Diluted
Continuing operations	$0.83	$0.94	$1.60	$1.54
Discontinued operations	—	(0.02)	—	(0.02)
Discontinued operations — loss on sale, net	—	(0.17)	—	(0.17)

Total	$0.83	$0.75	$1.60	$1.35

Basic
Continuing operations	$0.85	$0.96	$1.64	$1.57
Discontinued operations	—	(0.02)	—	(0.02)
Discontinued operations — loss on sale, net	—	(0.17)	—	(0.17)

Total	$0.85	$0.77	$1.64	$1.38

Dividends Declared Per Common Share	$0.06	$0.06	$0.12	$0.12

Weighted Average Shares
Diluted	299	305	302	307
Basic	293	298	295	300
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2007	2006

Operating Activities
Net income	$482	$413
Discontinued operations, net of income taxes	1	58
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	178	139
Securities Litigation credit, net	(5)	(6)
Deferred taxes	41	70
Share-based compensation expense	47	24
Excess tax benefits from share-based payment arrangements	(43)	(36)
Other non-cash items	19	(3)

Total	720	659

Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(162)	256
Inventories	(65)	(635)
Drafts and accounts payable	791	454
Deferred revenue	(90)	12
Taxes	192	33
Other	(114)	(94)

Total	552	26

Net cash provided by operating activities	1,272	685

Investing Activities
Property acquisitions	(83)	(51)
Capitalized software expenditures	(78)	(86)
Acquisitions of businesses, less cash and cash equivalents acquired	(51)	(95)
Proceeds from sale of businesses	—	175
Other	(16)	(52)

Net cash used in investing activities	(228)	(109)

Financing Activities
Repayment of debt	(8)	(8)
Capital stock transactions:
Issuances	183	191
Share repurchases	(695)	(658)
Excess tax benefits from share-based payment arrangements	43	36
ESOP notes and guarantees	8	7
Dividends paid	(36)	(36)
Other	7	1

Net cash used in financing activities	(498)	(467)
Effect of exchange rate changes on cash and cash equivalents	18	6

Net increase in cash and cash equivalents	564	115
Cash and cash equivalents at beginning of period	1,954	2,139

Cash and cash equivalents at end of period	$2,518	$2,254

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled companies. Significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2007, and the results of operations for the quarters and six months ended September 30, 2007 and 2006 and cash flows for the six months ended September 30, 2007 and 2006.
     The results of operations for the quarters and six months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2007 consolidated financial statements previously filed with the Securities and Exchange Commission. As described in our Annual Report on Form 10-K for the year ended March 31, 2007, we realigned our businesses on April 1, 2007. This realignment resulted in changes to our reporting segments. On May 30, 2007, we provided financial information about the changes in our reporting segments, as it relates to prior periods, in a Form 8-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
     Annually, we file a federal consolidated income tax return with the U.S., and over 1,100 returns with various state and foreign jurisdictions. Our major taxing jurisdictions are the U.S. and Canada. In the U.S., the Internal Revenue Service (“IRS”) has completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”), which is subject to approval by the Joint Committee on Taxation. The IRS and the Company have agreed to certain adjustments, principally related to transfer pricing. We have made adequate provisions related to the 2000 to 2002 IRS audit and, therefore, believe the outcome of this RAR is not likely to have a material adverse impact on our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all remaining income tax uncertainties. In Canada, we are under examination for 2002 to 2005. In nearly all jurisdictions, the tax years prior to 1999 are no longer subject to examination.
     At April 1, 2007, our “unrecognized tax benefits,” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, amounted to $465 million. This amount increased by $23 million during the six months ended September 30, 2007. If recognized, $292 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate. During the next 12 months, it is reasonably possible that audit resolutions and expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $124 million.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At April 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $95 million. This amount increased by $11 million during the six months ended September 30, 2007. We have no amounts accrued for penalties.
     Effective March 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 required the Company to record a transition adjustment to recognize the funded status of pension and postretirement defined benefit plans — measured as the difference between the fair value of plan assets and the benefit obligations — in our balance sheet after adjusting for derecognition of the Company’s minimum pension liability as of March 31, 2007.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Subsequent to the issuance of the Company’s 2007 Annual Report on Form 10-K, it was determined that we incorrectly presented the SFAS No. 158 transition adjustment of $63 million, net, as a reduction of 2007 comprehensive income within our Consolidated Statement of Stockholders’ Equity for the year ended March 31, 2007. We will correct this error when we file the Company’s 2008 Annual Report on Form 10-K, increasing previously reported comprehensive income from $889 million to $952 million for the fiscal year ended March 31, 2007.
2. Acquisitions and Investments
     In 2007, we made the following acquisitions and investments:
•	On January 26, 2007, we acquired all of the outstanding shares of Per-Se Technologies, Inc. (“Per-Se”) of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. Financial results for Per-Se are primarily included within our Technology Solutions segment since the date of acquisition. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition as of September 30, 2007:

(In millions)

Accounts receivable	$107
Property and equipment	41
Other current and noncurrent assets	92
Goodwill	1,252
Intangible assets	471
Accounts payable	(8)
Other current liabilities	(119)
Deferred revenue	(30)
Long-term liabilities	(71)

Net assets acquired, less cash and cash equivalents	$1,735

Approximately $1,252 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $402 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years, and trademarks and tradenames of $13 million with a weighted-average life of 5 years.

•	Our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients, as well as a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
•	Our Distribution Solutions segment acquired Sterling Medical Services LLC (“Sterling”) based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

•	We contributed $36 million in cash and $45 million in net assets, primarily from our Automated Prescription Systems business, to Parata Systems, LLC (“Parata”), in exchange for a minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.
     During the last two years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
3. Discontinued Operations
     In the second quarter of 2007, we completed the following divestitures:
•	Our Distribution Solutions segment sold its Acute Care medical-surgical supply business to Owens & Minor, Inc. for net cash proceeds of approximately $160 million. The divestiture resulted in an after-tax loss of $61 million, which included a $79 million non-tax deductible write-off of goodwill. We allocated a portion of our goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.

•	Our Distribution Solutions segment also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc., for net cash proceeds of $10 million. The divestiture generated an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. The financial results for this business were not material to our condensed consolidated financial statements.
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
     Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. For those awards with graded vesting and service conditions, we recognize compensation expense for the portion of the awards that is ultimately expected to vest on a straight-line basis over the requisite service period. For PeRSUs that have been converted to RSUs, we recognize the expense on a straight-line basis primarily over three years and treat each vesting tranche as a separate award. We develop an estimate of the number of share-based awards which will ultimately vest primarily based on historical experience. The estimated forfeiture rate is adjusted throughout the requisite service period. As required, forfeiture estimates are adjusted to reflect actual forfeiture and vesting activity as they occur.
     Compensation expense recognized for share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized in the balance sheet as of September 30, 2007.
     Most of the Company’s share-based awards are granted in the first quarter of each fiscal year. The components of share-based compensation expense and the related tax benefit are shown in the following table:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2007	2006	2007	2006

RSUs and RS (1)	$14	$6	$27	$9
PeRSUs (2)	8	6	10	8
Stock options	4	2	6	3
Employee stock purchase plan	2	2	4	4

Share-based compensation expense	28	16	47	24
Tax benefit for share-based compensation expense	(10)	(6)	(17)	(8)

Share-base compensation expense, net of tax (3)	$18	$10	$30	$16

Impact of share-based compensation:
Earnings per share
Diluted	$0.06	$0.03	$0.10	$0.05
Basic	0.06	0.03	0.10	0.05

(1)	Substantially all of the 2008 expense was the result of our 2007 PeRSUs that have been converted to RSUs in 2008 due to the attainment of goals during the 2007 performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the 2008 and 2007 performance periods.

(3)	No material share-based compensation expense was included in Discontinued Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Due to the accelerated vesting of share-based awards prior to 2007, we anticipate the impact of SFAS No. 123(R), “Share-Based Payment,” to increase in significance as future awards of share-based compensation are granted and amortized over the requisite service period. Share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, level and types of our grants of annual share-based awards, the attainment of performance goals and actual forfeiture rates. As a result, the actual future share-based compensation expense may differ from historical levels of expense.
5. Income Taxes
     During the second quarter of 2007, we recorded a credit to income tax expense of $83 million which primarily pertains to our receipt of a private letter ruling from the IRS holding that our payment of approximately $960 million to settle the Consolidated Action (see Financial Note 12, “Other Commitments and Contingent Liabilities”) is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Action and related litigation.
6. Restructuring Activities
     The following table summarizes the activity related to our restructuring liabilities.

	Distribution Solutions		Technology Solutions
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Total

Balance, March 31, 2007	$3	$6	$16	$5	$30
Cash expenditures	(1)	(2)	(13)	(1)	(17)
Adjustments to liabilities related to Per-Se acquisition	—	—	9	—	9
Other	(2)	1	(1)	—	(2)

Balance, September 30, 2007	$—	$5	$11	$4	$20

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share data)	2007	2006	2007	2006

Income from continuing operations	$247	$287	$483	$471
Discontinued operations	—	(6)	(1)	(6)
Discontinued operations —loss on sale, net	—	(52)	—	(52)

Net income	$247	$229	$482	$413

Weighted average common shares outstanding:
Basic	293	298	295	300
Effect of dilutive securities:
Options to purchase common stock	5	6	6	6
Restricted stock	1	1	1	1

Diluted	299	305	302	307

Earnings Per Common Share: (1)
Diluted
Continuing operations	$0.83	$0.94	$1.60	$1.54
Discontinued operations, net	—	(0.02)	—	(0.02)
Discontinued operations —loss on sale, net	—	(0.17)	—	(0.17)

Total	$0.83	$0.75	$1.60	$1.35

Basic
Continuing operations	$0.85	$0.96	$1.64	$1.57
Discontinued operations, net	—	(0.02)	—	(0.02)
Discontinued operations —loss on sale, net	—	(0.17)	—	(0.17)

Total	$0.85	$0.77	$1.64	$1.38

(1)	Certain computations may reflect rounding adjustments.
     Approximately 10 million and 11 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended September 30, 2007 and 2006 as their exercise price was higher than the Company’s average stock price for the quarter. For the six months ended September 30, 2007 and 2006, the number of stock options excluded was approximately 11 million and 12 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the six months ended September 30, 2007 are as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2007	$1,386	$1,589	$2,975
Goodwill acquired	9	45	54
Foreign currency adjustments	5	21	26

Balance, September 30, 2007	$1,400	$1,655	$3,055

     Information regarding intangible assets is as follows:

	September 30,	March 31,
(In millions)	2007	2007

Customer lists	$601	$593
Technology	169	161
Trademarks and other	53	56

Gross intangibles	823	810
Accumulated amortization	(245)	(197)

Intangible assets, net	$578	$613

     Amortization expense of other intangibles was $26 million and $52 million for the quarter and six months ended September 30, 2007 and $11 million and $19 million for the quarter and six months ended September 30, 2006. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at September 30, 2007 were: 9 years, 3 years and 6 years. Estimated future annual amortization expense of these assets is as follows: $49 million, $92 million, $80 million, $72 million and $65 million for 2008 through 2012, and $215 million thereafter. At September 30, 2007, there was $5 million of other intangibles not subject to amortization.
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
     As of September 30, 2007, there were no amounts outstanding under any of our borrowing facilities.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10. Pension and Other Postretirement Benefit Plans
     Net expense for the Company’s defined benefit pension and postretirement plans was $5 million and $16 million for the second quarter and first half of 2008 compared to $12 million and $23 million for the comparable prior year periods. Cash contributions to these plans for 2008 and 2007 were $19 million and $20 million.
11. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses), at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and are primarily provided to facilitate financing for certain strategic customers. At September 30, 2007, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $125 million and $7 million, of which a nominal amount has been accrued.
     In addition, our banks and insurance companies have issued $92 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
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
12. Other Commitments and Contingent Liabilities
     In our annual report on Form 10-K for the year ended March 31, 2007 and in our Form 10-Q for the quarter ended June 30, 2007, we reported on numerous legal proceedings, including those arising out of our 1999 announcement of accounting improprieties at HBO & Company (“HBOC”), now known as McKesson Information Solutions LLC (the “Securities Litigation”). Significant developments in the Securities Litigation and in other litigation and claims since the referenced filings are as follows:
     I. Securities Litigation
     In the previously reported federal class action, In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (“Consolidated Action”), the last remaining defendant, Bear Stearns & Co., Inc. (“Bear Stearns”), Lead Plaintiff for the class and the Company have entered into a stipulation of settlement (“Bear Stearns Settlement”) which was given preliminary approval by Judge Whyte by order entered on September 28, 2007. The court has scheduled a hearing on final approval of the Bear Stearns Settlement for January 4, 2008. If final approval is granted, and if that approval is not upset on appeal, the Bear Stearns Settlement will dispose of the last of the claims by the class in the federal class action and will also fully and finally settle all disputes and claims brought by Bear Stearns against the Company, including the previously reported action, Bear Stearns & Co., Inc. v. McKesson Corporation (No. 604304/5), pending in the trial court for the State and County of New York. Also pursuant to the terms of the Bear Stearns Settlement, on October 9, 2007, the previously reported appeal taken by Bear Stearns from Judge Whyte’s February 24, 2006 order granting final approval of the Company’s own settlement in the Consolidated Action (“McKesson Settlement”) was dismissed “with prejudice,” thus triggering the effective date of the McKesson Settlement and eliminating the last condition to its finality. The dismissal of the Bear Stearns appeal, and thus the effective date and finality of the McKesson Settlement, is not conditioned on final approval of the Bear Stearns Settlement. As a result of this development, during the third quarter of 2008, the Company will remove its $962 million Securities Litigation liability and corresponding restricted cash balances from its consolidated financial statements as all criteria for the extinguishment of this liability have been met.
     The previously reported federal action in which we brought suit against Arthur Andersen LLP (“Andersen”) and its former partner, Robert A. Putnam, on various legal theories in connection with those defendants’ role as auditors for HBOC, McKesson Corporation et al. v. Arthur Andersen et al., (No. 05-04020 RMW), and the related federal action in which Andersen brought suit against us and HBOC, Arthur Andersen v. McKesson Corporation et al., (No. C-06-02035-JW), have been settled.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
      II. Other Litigation and Claims
     On August 27, 2007, in the previously reported class action, New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 05-11148), pending in the United States District Court of Massachusetts, the court issued its ruling on plaintiffs’ petition for class certification. The court certified a class of third party payors for purposes of liability and equitable relief, but declined to certify such a class for purposes of a damages award. The court did certify a class of percentage co-pay consumers on issues of both liability and damages. The court has set a hearing date of November 13, 2007 to further address the class issues, including whether a damages class can be certified for third party payors. Following the court’s class certification order, plaintiffs filed a motion seeking leave to amend their complaint to add a new class of uninsured consumers who paid “usual and customary” cash prices, and to add a Sherman Act or alternatively a state antitrust claim on behalf of all classes. The court has set a hearing date of January 22, 2008 to consider final approval of the previously publicly reported proposed settlements with both First DataBank, Inc. and Medi-Span, Inc.
     As indicated in our previous periodic reports, the health care industry is highly regulated and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests for information in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort, and can result in considerable costs to the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of legal proceedings against the Company and other members of the health care industry, as well as to settlements, penalties or other outcomes having an adverse impact on our results of operations.
13. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Net income	$247	$229	$482	$413
Foreign currency translation adjustments	59	1	110	42
Other	9	(1)	9	(3)

Comprehensive income	$315	$229	$601	$452

     In April 2007, the Company’s Board of Directors approved a plan to repurchase up to $1.0 billion of the Company’s common stock. In the second quarter and first half of 2008, we repurchased a total of 8 million and 12 million shares for $427 million and $684 million leaving $316 million remaining on the April 2007 plan. In September 2007, an additional $1.0 billion share repurchase program was approved and $1,316 million remains available for future repurchases as of September 30, 2007. Stock repurchases may be made from time-to-time in open market or private transactions.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
14. Segment Information
     Beginning with the first quarter of 2008, we report our operations in two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. This change resulted from a realignment of our businesses to better coordinate our operations with the needs of our customers. The factors for determining the reportable segments included the manner in which management evaluated the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period amounts are reclassified to conform to the 2008 segment presentation.
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
     The Technology Solutions segment (formerly known as our Provider Technologies segment) delivers enterprise-wide patient care, clinical, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payors. We have added our Payor group of businesses, which includes our InterQual® and clinical auditing and compliance software businesses, and our disease and medical management programs to this segment. The change to move our Payor group to this segment from our former Pharmaceutical Solutions segment reflects our decision to more closely align this business with the strategy of our Technology Solutions segment, that is to create value by promoting connectivity, economic alignment and transparency of information between payors and providers.
     Revenues for our Technology Solutions segment are classified in one of three categories: services, software and software systems and hardware. Service revenues primarily include fees associated with installing our software and software systems, as well as revenues associated with software maintenance and support, remote processing, disease and medical management, and other outsourcing and professional services. Software and software systems revenues primarily include revenues from licensing our software and software systems, including the segment’s clinical auditing and compliance and InterQual® businesses.
     Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits, and the results of certain joint venture investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Financial information relating to our segments is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

Revenues
Distribution Solutions
U.S. pharmaceutical direct distribution & services	$14,372	$13,147	$28,570	$26,550
U.S. pharmaceutical sales to customers’ warehouses	6,826	6,483	14,068	13,577

Subtotal	21,198	19,630	42,638	40,127
Canada pharmaceutical distribution & services	1,898	1,651	3,662	3,401
Medical-Surgical distribution and services	642	580	1,236	1,157

Total Distribution Solutions	$23,738	$21,861	$47,536	$44,685

Technology Solutions
Services (1)	538	355	1,091	687
Software and software systems	139	134	277	253
Hardware	35	36	74	76

Total Technology Solutions	712	525	1,442	1,016

Total	$24,450	$22,386	$48,978	$45,701

Operating profit
Distribution Solutions (2) (3)	$366	$328	$706	$641
Technology Solutions (1)	66	52	166	88

Total	432	380	872	729
Corporate	(42)	(48)	(89)	(90)
Securities Litigation credit, net	5	6	5	6
Interest Expense	(36)	(22)	(72)	(45)

Income from continuing operations before income taxes	$359	$316	$716	$600

(1)	Revenues and operating profit for the first half of 2008 reflect the recognition of $21 million of disease management deferred revenues. Expenses associated with these revenues were previously recognized as incurred.

(2)	During the first half of 2008, and the second quarter and first half of 2007, we received $14 million, $10 million and $10 million as our share of settlements of antitrust class action lawsuits brought against certain drug manufacturers. These settlements were recorded as reductions to cost of sales within our consolidated statements of operations in our Distribution Solutions segment.

(3)	During the first half of 2007, we recorded $21 million of charges within our Distribution Solutions segment as a result of our transaction with Parata. Refer to Financial Note 2, “Acquisitions and Investments.”

	September 30,	March 31,
(In millions)	2007	2007

Segment assets
Distribution Solutions	$16,912	$16,429
Technology Solutions	3,752	3,642

Total	20,664	20,071
Corporate
Cash and cash equivalents	2,518	1,954
Other	1,852	1,918

Total	$25,034	$23,943

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
15. Subsequent Event
     On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $575 million, including the assumption of debt. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition was funded with cash on hand. The results of OTN will be included in the consolidated financial statements within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions, except per share data)	2007	2006	Change	2007	2006	Change

Revenues	$24,450	$22,386	9%	$48,978	$45,701	7%
Securities Litigation pre-tax credit, net	(5)	(6)	(17)	(5)	(6)	(17)
Income from Continuing Operations Before Income Taxes	359	316	14	716	600	19
Income Tax Provision	(112)	(29)	286	(233)	(129)	81
Discontinued Operations, net	—	(58)	NM	(1)	(58)	(98)

Net Income	$247	$229	8	$482	$413	17

Diluted Earnings Per Share:
Continuing Operations	$0.83	$0.94	(12)%	$1.60	$1.54	4%
Discontinued Operations	—	(0.19)	NM	—	(0.19)	NM

Total	$0.83	$0.75	11	$1.60	$1.35	19

NM — not meaningful
     Revenues for the quarter ended September 30, 2007 grew 9% to $24.5 billion, net income increased 8% to $247 million and diluted earnings per share increased 11% to $0.83 compared to the same period a year ago. For the first half of 2008, revenue increased 7% to $49.0 billion, net income increased 17% to $482 million and diluted earnings per share increased 19% to $1.60 compared to the same period a year ago.
     Increases in net income and diluted earnings per share reflect higher operating profit in our Distribution Solutions and Technology Solutions segments, including our fourth quarter 2007 acquisition of Per-Se Technologies, Inc. (“Per-Se”), and a decrease in our effective tax rate. Additionally, net income and diluted earnings per share for 2007 were impacted by an $83 million credit to our income tax provision relating to the reversal of income tax reserves for our Securities Litigation. This credit was partially offset by $58 million of after-tax losses associated with our discontinued operations, primarily due to the disposal of our Medical-Surgical Acute Care business. On September 30, 2006, we sold this business for net cash proceeds of $160 million. Second quarter 2007 financial results for the Acute Care business were an after-tax loss of $67 million, which includes a $79 million non-tax deductible write-off of goodwill.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Results of Operations
      Revenues:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions)	2007	2006	Change	2007	2006	Change

Distribution Solutions
U.S. pharmaceutical direct distribution & services	$14,372	$13,147	9%	$28,570	$26,550	8%
U.S. pharmaceutical sales to customers’ warehouses	6,826	6,483	5	14,068	13,577	4

Subtotal	21,198	19,630	8	42,638	40,127	6
Canada pharmaceutical distribution & services	1,898	1,651	15	3,662	3,401	8
Medical-Surgical distribution & services	642	580	11	1,236	1,157	7

Total Distribution Solutions	23,738	21,861	9	47,536	44,685	6

Technology Solutions
Services	538	355	52	1,091	687	59
Software and software systems	139	134	4	277	253	9
Hardware	35	36	(3)	74	76	(3)

Total Technology Solutions	712	525	36	1,442	1,016	42

Total Revenues	$24,450	$22,386	9	$48,978	$45,701	7

     Revenues increased by 9% and 7% to $24.5 billion and $49.0 billion during the quarter and six months ended September 30, 2007 compared to the same periods a year ago. The increase primarily reflects growth in our Distribution Solutions segment. The Distribution Solutions segment accounted for over 97% of consolidated revenues.
     U.S. pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates and new business. For the first half of 2008, these revenues were also impacted by the loss of a large customer. U.S. pharmaceutical sales to customers’ warehouses increased primarily due to expanded agreements with customers. For the first half of 2008, these revenues were also impacted by a decrease in volume from a large customer.
     Canadian pharmaceutical distribution revenues increased primarily reflecting market growth rates and favorable foreign exchange rates. Partially offsetting these increases, revenues for the first half of 2008 had one less week of sales. Canadian revenues benefited in the second quarter and first half of 2008 from an 8% and a 5% foreign currency increase compared to the same periods a year ago.
     Medical-Surgical distribution and services revenues increased primarily reflecting market growth rates, an acquisition and greater sales of flu vaccines due to earlier market availability. For the first half of 2008, these revenues were also impacted by one less week of sales.
     Technology Solutions segment revenues increased primarily due to the acquisition of Per-Se, increased services revenues, primarily reflecting the segment’s expanded customer bases, and clinical software implementations. On January 26, 2007, we acquired Per-Se of Alpharetta, Georgia for approximately $1.8 billion. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. For the first half of 2008, these revenues also benefited from the recognition of $21 million of disease management deferred revenues. Expenses associated with these revenues were previously recognized as incurred.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
      Gross Profit:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2007	2006	Change		2007	2006	Change

Gross Profit
Distribution Solutions	$848	$769	10%		$1,670	$1,539	9%
Technology Solutions	333	255	31		688	481	43

Total	$1,181	$1,024	15		$2,358	$2,020	17

Gross Profit Margin
Distribution Solutions	3.57%	3.52%	5	bp	3.51%	3.44%	7	bp
Technology Solutions	46.77	48.57	(180)		47.71	47.34	37
Total	4.83	4.57	26		4.81	4.42	39

     Gross profit for the second quarter and first half of 2008 increased 15% and 17% to $1,181 million and $2,358 million. As a percentage of revenues, gross profit margin increased 26 basis points to 4.83% for the second quarter of 2008 and 39 basis points to 4.81% for the first half of 2008. Gross profit margin increased primarily reflecting a greater proportion of higher margin Technology Solutions products and favorable margin expansion in our Distribution Solutions segment.
     For the second quarter of 2008, gross profit margin for our Distribution Solutions segment increased primarily due to higher buy side margin, the benefit of increased sales of generic drugs with higher margins, and a benefit associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment. These positive gross profit margin benefits were partially reduced by a decrease in sell margin, a decrease in last-in, first-out (“LIFO”) inventory credits and a decrease in anti-trust settlements. There were no LIFO inventory credits or antitrust settlements during the second quarter of 2008. For the second quarter of 2007, we recorded $10 million of LIFO inventory credits and $10 million for an antitrust settlement. LIFO inventory credits reflected a number of generic product launches partially offset by a higher level of branded pharmaceutical price increases. Antitrust settlements represent cash proceeds from various antitrust class action lawsuits.
     For the first half of 2008, gross profit margin for our Distribution Solutions segment increased primarily due to higher buy side margin, the benefit of increased sales of generic drugs with higher margins, a benefit associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment, a decrease in asset impairment charges and an increase in antitrust settlements. During the first quarter of 2007, we recorded a $15 million charge pertaining to the write-down of certain abandoned assets within our retail automation group. For the first half of 2008 and 2007, antitrust settlements were $14 million and $10 million. These positive gross profit margin benefits were partially reduced by a decrease in sell margin and a decrease in LIFO inventory credits. There were no LIFO inventory credits during the first half of 2008 compared with $20 million for the first half of 2007.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Technology Solutions segment’s gross profit margin decreased during the quarter ended September 30, 2007 and increased for the first half of 2008 compared to the same periods a year ago. In 2008, gross profit margin declined primarily due to a change in product mix, including a higher proportion of Per-Se service revenues. Partially offsetting this decrease, the segment’s gross profit margin in the first half of 2008 was positively impacted by the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.
     Operating Expenses and Other Income:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2007	2006	Change		2007	2006	Change

Operating Expenses
Distribution Solutions	$491	$448	10%		$987	$918	8%
Technology Solutions	270	206	31		527	398	32
Corporate	66	70	(6)		134	132	2
Securities Litigation credit, net	(5)	(6)	(17)		(5)	(6)	(17)

Total	$822	$718	14		$1,643	$1,442	14

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.07%	2.05%	2	bp	2.08%	2.05%	3	bp
Technology Solutions	37.92	39.24	(132)		36.55	39.17	(262)
Total	3.36	3.21	15		3.35	3.16	19
Other Income
Distribution Solutions	$9	$7	29%		$23	$20	15%
Technology Solutions	3	3	—		5	5	—
Corporate	24	22	9		45	42	7

Total	$36	$32	13		$73	$67	9

     Operating expenses for the second quarter and first half of 2008 increased 14% to $822 million and $1,643 million. As a percentage of revenues, operating expenses for the second quarter and first half of 2008 increased 15 and 19 basis points to 3.36% and 3.35%. Operating expense dollars increased primarily due to our business acquisitions, including Per-Se, additional costs incurred to support our sales volume growth and, to a lesser extent, due to employee compensation costs associated with the requirement to expense share-based compensation. Pre-tax share-based compensation for the second quarter and first half of 2008 was $28 million and $47 million and $16 million and $24 million for the comparable prior year periods. Other income, net increased slightly in 2008 compared with 2007.
     Due to the accelerated vesting of share-based awards prior to 2007, we anticipate the impact of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” to increase in significance as future awards of share-based compensation are granted and amortized over the requisite service period. Share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, level and types of our grants of annual share-based awards, the attainment of performance goals and actual forfeiture rates. As a result, the actual future share-based compensation expense may differ from historical levels of expense. Refer to Financial Note 4, “Share-Based Payment,” to the accompanying condensed consolidated financial statements for further information on our share-based compensation.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2007	2006	Change		2007	2006	Change

Segment Operating Profit (1)
Distribution Solutions	$366	$328	12%		$706	$641	10%
Technology Solutions	66	52	27		166	88	89

Subtotal	432	380	14		872	729	20
Corporate Expenses, net	(42)	(48)	(13)		(89)	(90)	(1)
Securities Litigation credit, net	5	6	(17)		5	6	(17)
Interest Expense	(36)	(22)	64		(72)	(45)	60

Income from Continuing Operations, Before Income Taxes	$359	$316	14		$716	$600	19

Segment Operating Profit Margin
Distribution Solutions	1.54%	1.50%	4	bp	1.49%	1.43%	6	bp
Technology Solutions	9.27	9.90	(63)		11.51	8.66	285

(1)	Segment operating profit includes gross profit, net of operating expenses plus other income for our two business segments.
     Operating profit as a percentage of revenues in our Distribution Solutions segment increased reflecting higher gross profit margin, partially offset by slightly higher operating expenses as a percentage of revenues. Operating expenses increased primarily due to additional costs incurred to support our sales volume growth and business acquisitions.
     Operating profit as a percentage of revenues in our Technology Solutions segment decreased during the second quarter of 2008 and increased during the first half of 2008. Excluding the $21 million of deferred revenue recognized in 2008 for which expenses had been recognized in prior years, operating profit margin declined in both periods reflecting a decrease in the segment’s gross profit margin partially offset by favorable operating expenses as a percentage of revenues. Operating expenses as a percentage of revenues decreased primarily reflecting the acquisition of Per-Se. Operating expenses increased primarily due to business acquisitions, including Per-Se, investments in research and development activities and additional share-based compensation. Share-based compensation expense for this segment was $11 million and $18 million for the second quarter and first half of 2008 and $5 million and $8 million for the comparable prior year periods. In addition, operating expenses for the first half of 2007 include $7 million of restructuring charges incurred to reallocate product development and marketing resources and to realign one of the segment’s international businesses.
     Corporate expenses, net of other income, decreased slightly primarily reflecting a decrease in legal expenses associated with our Securities Litigation. This decrease was partially offset by additional costs incurred to support our revenue growth and an increase in share-based compensation expense.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Securities Litigation: In 2008 and 2007, we recorded net credits of $5 million and $6 million relating to various settlements for our Securities Litigation. Recent developments pertaining to our Securities Litigation are described in Financial Note 12, “Other Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements.
     Interest Expense: Interest expense for the second quarter and first half of 2008 increased compared to the same periods a year ago primarily due to $1.0 billion of long-term debt issued in the fourth quarter of 2007 to fund our acquisition of Per-Se.
     Income Taxes: The Company’s reported income tax rates for the second quarters of 2008 and 2007 were 31.2% and 9.2% and for the first half of 2008 and 2007, were 32.5% and 21.5%. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     During the second quarter of 2008, we decreased our estimated annual effective tax rate from a range of 34% — 35% to 33.0% primarily due to an estimated higher proportion of income attributed to foreign countries. This decrease required a $3 million cumulative catch-up benefit to income taxes associated with the first quarter of 2008.
     During the second quarter of 2007, we recorded a credit to income tax expense of $83 million, which primarily pertains to our receipt of a private letter ruling from the U.S. Internal Revenue Service holding that our payment of approximately $960 million to settle the Consolidated Action is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Action and related litigation.
     Discontinued Operations: In the second quarter of 2007, we completed the divestiture of our Distribution Solutions segment’s Medical-Surgical Acute Care supply business for net cash proceeds of approximately $160 million. The divestiture generated an after-tax loss of $61 million, which included a $79 million non-tax deductible write-off of goodwill. The segment also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc., for net cash proceeds of $10 million. The divestiture resulted in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. Financial results of these businesses are classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.
     Net Income: Net income was $247 million and $229 million for the second quarter of 2008 and 2007, or $0.83 and $0.75 per diluted share. Net income was $482 million and $413 million for the first half of 2008 and 2007, or $1.60 and $1.35 per diluted share. Net income for 2008 and 2007 includes a net after-tax benefit of $3 million and $87 million for our Securities Litigation. Net income for the second quarter and first half of 2007 also includes $58 million of after-tax losses for our discontinued operations primarily pertaining to the disposition of our Medical-Surgical Acute Care business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     A reconciliation between our income from continuing operations per share reported in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and our earnings per diluted share from continuing operations, excluding credits for the Securities Litigation, is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions except per share amounts)	2007	2006	2007	2006

Income from continuing operations, as reported	$247	$287	$483	$471
Exclude:
Securities Litigation credit, net	(5)	(6)	(5)	(6)
Income taxes	2	2	2	2
Income tax reserve reversals	—	(83)	—	(83)

Securities Litigation credit, net of tax	(3)	(87)	(3)	(87)

Income from continuing operations, excluding Securities Litigation credit, net	$244	$200	$480	$384

Diluted earnings per common share from continuing operations, as reported	$0.83	$0.94	$1.60	$1.54
Diluted earnings per common share from continuing operations, excluding Securities Litigation credit	$0.82	$0.66	$1.59	$1.25

Shares on which diluted earnings per common share, excluding the Securities Litigation credit, were based	299	305	302	307

     These pro forma amounts are non-GAAP financial measures. We use these measures internally and consider these results to be useful to investors as they provide relevant benchmarks of core operating performance.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 299 million and 305 million for the second quarters of 2008 and 2007 and 302 million and 307 million for the six months ended September 30, 2007 and 2006. The decrease in the number of weighted average diluted shares outstanding primarily reflects stock repurchased, partially offset by exercised stock options.
Business Acquisitions
     On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $575 million, including the assumption of debt. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition was funded with cash on hand. The results of OTN will be included in the consolidated financial statements within our Distribution Solutions segment.
In 2007, we made the following acquisitions and investment:
•	On January 26, 2007, we acquired all of the outstanding shares of Per-Se of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. Financial results for Per-Se are primarily included within our Technology Solutions segment since the date of acquisition. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility.
Approximately $1,252 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $402 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years, and trademarks and tradenames of $13 million with a weighted-average life of 5 years.
•	Our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients, and the other a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

•	Our Distribution Solutions segment acquired Sterling Medical Services LLC (“Sterling”) based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

•	We contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata,”) in exchange for a minority interest in Parata. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     During the last two years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Note 2, “Acquisitions and Investments,” to the accompanying condensed consolidated financial statements for further discussions regarding our acquisitions and investing activities.
New Accounting Developments
     See Financial Note 1, “Significant Accounting Policies,” to the condensed consolidated financial statements for information on recently issued accounting standards.
Contractual Obligations
     There have been no significant changes to our contractual obligations and commitments table as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007, expect for those incurred during the normal course of business and a change related to our adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” As disclosed in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements, we had $465 million and $488 million of unrecognized tax benefits at April 1, 2007 and September 30, 2007. These liabilities would increase our contractual obligations as reported in our 2007 Annual Report on Form 10-K. We can not reasonably estimate the timing of cash settlement with respective taxing authorities for these liabilities.
Financial Condition, Liquidity, and Capital Resources
     Operating activities provided cash of $1,272 million and $685 million during the first half of 2008 and 2007. Operating activities for 2008 reflect improved inventory management and an increase in accounts payable associated with longer payment terms, partially offset by an increase in receivables associated with longer payment terms. Operating activities for 2007 benefited from improved accounts receivable management, reflecting changes in our customer mix, our termination of a customer contract and an increase in accounts payable associated with longer payment terms. These benefits were partially offset by increases in inventory needed to support our growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.
     Investing activities utilized cash of $228 million and $109 million during the first half of 2008 and 2007. Investing activities for 2008 and 2007 include $83 million and $51 million of property acquisitions. The increase primarily reflects investments in our distribution center network and information systems. Investing activities include $51 million and $95 million in 2008 and 2007 of cash paid for business acquisitions. Investing activities for 2007 also reflect $36 million of cash paid for our investment in Parata and $175 million of cash proceeds from the sale of businesses, including $164 million for the sale of our Acute Care business.
     Financing activities utilized cash of $498 million and $467 million in the first half of 2008 and 2007. Financing activities for 2008 include a $37 million increase in the use of cash for stock repurchases.
     In April 2007, the Company’s Board of Directors approved a plan to repurchase up to $1.0 billion of the Company’s common stock. In the second quarter and first half of 2008, we repurchased a total of 8 million and 12 million shares for $427 million and $684 million, leaving $316 million remaining on the April 2007 plan. In September 2007, an additional $1.0 billion share repurchase program was approved and $1,316 million remains available for future repurchases as of September 30, 2007. Stock repurchases may be made from time-to-time in open market or private transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Selected Measures of Liquidity and Capital Resources

	September 30,	March 31,
(Dollars in millions)	2007	2007

Cash and cash equivalents	$2,518	$1,954
Working capital	3,177	2,730
Debt, net of cash and cash equivalents	(568)	4
Debt to capital ratio (1)	23.4%	23.8%
Net debt to net capital employed (2)	(9.8)	0.1
Return on stockholders’ equity (3)	15.8	15.2

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash, receivables, inventories, drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and new customer build-up requirements. Consolidated working capital increased primarily reflecting $420 million of short-term tax liabilities which were reclassified to long-term liabilities as result of our implementation of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” as well as an increase in cash balances.
     Our ratio of net debt to net capital employed decreased in 2008 primarily due to our favorable cash and cash equivalent balances.
Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sales facility. In June 2007, we renewed our existing $1.3 billion five-year, senior unsecured revolving credit facility, which was scheduled to expire in September 2009. The new credit facility has terms and conditions substantially similar to those previously in place and expires in June 2012. Borrowings under this new credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. As of September 30, 2007, no amounts were outstanding under this facility.
     In June 2007, we renewed our $700 million committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place. The renewed facility expires in June 2008. As of September 30, 2007, no amounts were outstanding under this facility.
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
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. As of September 30, 2007, this ratio was 23.4% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this report, contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties.
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
     These and other risks and uncertainties are described herein or in our Forms 10-K, 10-Q, 8-K and other public documents filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

McKESSON CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the second quarter of 2008.

	Share Repurchases(2)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

July 1, 2007 — July 31, 2007	—	$—	—	$743
August 1, 2007 — August 31, 2007	7	57.87	7	337
September 1, 2007 — September 30, 2007	1	57.61	1	1,316

Total	8	57.85	8	1,316

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	In April and September of 2007, the Company’s Board of Directors approved two plans to repurchase up to a total of $2.0 billion ($1.0 billion per plan) of the Company’s common stock.

McKESSON CORPORATION
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on July 25, 2007. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.
     The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve for a one-year term. The vote was as follows:

	Votes For	Votes Against	Votes Abstained
John H. Hammergren	247,355,459	15,171,327	1,763,391
M. Christine Jacobs	246,367,560	16,038,092	1,884,525
     The term of the following directors continued after the meeting. In connection with the declassification of the Board of Directors described below, all Directors will be elected for a one-year term beginning with the Annual Meeting of Stockholders expected to be held in July 2008.

Wayne A. Budd	Alton F. Irby III
Marie L. Knowles	David M. Lawrence, M.D.
James V. Napier	Jane E. Shaw
     The proposal to amend the Restated Certificate of Incorporation to declassify the Board of Directors received the following vote:

Votes For	Votes Against	Votes Abstained
260,329,272	2,024,093	1,936,812
     The proposal to amend the 2005 Stock Plan, for purpose of increasing the number of shares of common stock reserved for issuance under the plan by 15 million shares, received the following vote:

Votes For	Votes Against	Votes Abstained	Broker Non Vote
203,824,356	33,564,196	2,038,285	24,863,340
     The proposal to amend the 2000 Employee Stock Purchase Plan, for purposes of increasing the number of shares of common stock reserved for issuance under the plan by 5 million shares, received the following vote:

Votes For	Votes Against	Votes Abstained	Broker Non Vote
224,585,853	12,999,032	1,841,952	24,863,340
     The proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending March 31, 2008 received the following vote:

Votes For	Votes Against	Votes Abstained
261,179,591	1,197,889	1,912,697
Item 5. Other Information
     None

McKESSON CORPORATION
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 25, 2007.

10.1	McKesson Corporation 2005 Stock Plan, as amended and restated effective as of July 25, 2007.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: October 31, 2007	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller