Form 10-Q
period 2007-12-31
MCKESSON CORP
filed 2008-02-01
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended December 31, 2007

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
Large accelerated filer ☑                    Accelerated filer ☐                          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2007

Common stock, $0.01 par value	288,764,846 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2007	2007

ASSETS
Current Assets
Cash and cash equivalents	$1,436	$1,954
Restricted cash for Consolidated Securities Litigation Action	—	962
Receivables, net	7,465	6,566
Inventories, net	9,568	8,153
Prepaid expenses and other	215	221

Total	18,684	17,856

Property, Plant and Equipment, Net	747	684
Capitalized Software Held for Sale, Net	192	166
Goodwill	3,353	2,975
Intangible Assets, Net	686	613
Other Assets	1,703	1,649

Total Assets	$25,365	$23,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$12,359	$10,873
Deferred revenue	1,183	1,027
Current portion of long-term debt	152	155
Consolidated Securities Litigation Action	—	962
Other accrued	2,153	2,109

Total	15,847	15,126

Other Noncurrent Liabilities	1,216	741
Long-Term Debt	1,797	1,803

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: December 31, 2007 and March 31, 2007 — 800
Shares issued: December 31, 2007 — 350 and March 31, 2007 — 341	3	3
Additional Paid-in Capital	4,167	3,722
Other Capital	(12)	(19)
Retained Earnings	5,297	4,712
Accumulated Other Comprehensive Income	143	31
ESOP Notes and Guarantees	(5)	(14)
Treasury Shares, at Cost, December 31, 2007 — 61 and March 31, 2007 — 46	(3,088)	(2,162)

Total Stockholders’ Equity	6,505	6,273

Total Liabilities and Stockholders’ Equity	$25,365	$23,943

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	$26,494	$23,111	$75,472	$68,812

Cost of Sales	25,290	22,050	71,910	65,731

Gross Profit	1,204	1,061	3,562	3,081

Operating Expenses	922	743	2,570	2,191
Securities Litigation Credits, Net	—	—	(5)	(6)

Total Operating Expenses	922	743	2,565	2,185

Operating Income	282	318	997	896

Other Income, Net	31	39	104	106

Interest Expense	(36)	(23)	(108)	(68)

Income from Continuing Operations Before Income Taxes	277	334	993	934

Income Tax Provision	(76)	(94)	(309)	(223)

Income from Continuing Operations	201	240	684	711

Discontinued Operations, net	—	3	(1)	(3)
Discontinued Operations —loss on sale, net	—	—	—	(52)

Total Discontinued Operations	—	3	(1)	(55)

Net Income	$201	$243	$683	$656

Earnings Per Common Share
Diluted
Continuing operations	$0.68	$0.79	$2.28	$2.33
Discontinued operations, net	—	0.01	—	(0.01)
Discontinued operations —loss on sale, net	—	—	—	(0.17)

Total	$0.68	$0.80	$2.28	$2.15

Basic
Continuing operations	$0.69	$0.81	$2.33	$2.38
Discontinued operations, net	—	0.01	—	(0.01)
Discontinued operations —loss on sale, net	—	—	—	(0.17)

Total	$0.69	$0.82	$2.33	$2.20

Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.18

Weighted Average Shares
Diluted	297	302	300	305
Basic	290	296	293	299
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2007	2006

Operating Activities
Net income	$683	$656
Discontinued operations, net of income taxes	1	55
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	271	208
Securities Litigation credits, net	(5)	(6)
Deferred taxes	192	77
Share-based compensation expense	73	39
Excess tax benefits from share-based payment arrangements	(71)	(43)
Other non-cash items	5	(25)

Total	1,149	961

Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(430)	(132)
Inventories	(1,231)	(1,464)
Drafts and accounts payable	1,061	914
Deferred revenue	110	240
Taxes	224	35
Consolidated Securities Litigation Action settlement	(962)	—
Other	32	1

Total	(1,196)	(406)

Net cash (used in) provided by operating activities	(47)	555

Investing Activities
Property acquisitions	(129)	(76)
Capitalized software expenditures	(118)	(119)
Acquisitions of businesses, less cash and cash equivalents acquired	(592)	(106)
Proceeds from sale of businesses	—	175
Restricted cash for Consolidated Securities Litigation Action	962	—
Other	(9)	(31)

Net cash provided by (used in) investing activities	114	(157)

Financing Activities
Repayment of debt	(9)	(11)
Capital stock transactions:
Issuances	297	239
Share repurchases	(926)	(756)
Excess tax benefits from share-based payment arrangements	71	43
ESOP notes and guarantees	9	10
Dividends paid	(53)	(54)
Other	12	—

Net cash used in financing activities	(599)	(529)
Effect of exchange rate changes on cash and cash equivalents	14	5

Net decrease in cash and cash equivalents	(518)	(126)
Cash and cash equivalents at beginning of period	1,954	2,139

Cash and cash equivalents at end of period	$1,436	$2,013

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
1. Significant Accounting Policies
     Basis of Presentation. The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all majority-owned or controlled subsidiaries. Significant intercompany transactions and balances have been eliminated.
     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed.
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2007, and the results of operations for the quarters and nine months ended December 31, 2007 and 2006 and cash flows for the nine months ended December 31, 2007 and 2006.
     The results of operations for the quarters and nine months ended December 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2007 consolidated financial statements previously filed with the SEC. As described in our Annual Report on Form 10-K for the year ended March 31, 2007, we realigned our businesses on April 1, 2007 which resulted in changes to our reporting segments. On May 30, 2007, we provided certain financial information about the changes in our reporting segments, as it relates to prior periods, in a Form 8-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     New Accounting Pronouncements. On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” Among other things, FIN No. 48 requires application of a “more likely than not” threshold for the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The April 1, 2007 adoption of FIN No. 48 resulted in a reduction of our retained earnings by $48 million. Refer to Financial Note 6, “Income Taxes,” for additional information regarding the Company’s adoption of FIN No. 48.
     Effective March 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 required the Company to record a transition adjustment to recognize the funded status of pension and postretirement defined benefit plans — measured as the difference between the fair value of plan assets and the benefit obligations — in our balance sheet after adjusting for derecognition of the Company’s minimum pension liability as of March 31, 2007. In addition, effective for 2009, SFAS 158 requires plan assets and liabilities to be measured at year-end rather than the December 31 measurement date that the Company currently uses.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Subsequent to the issuance of the Company’s 2007 Annual Report on Form 10-K, it was determined that we incorrectly presented the SFAS No. 158 transition adjustment of $63 million, net, as a reduction of 2007 comprehensive income within our Consolidated Statements of Stockholders’ Equity for the year ended March 31, 2007. We will correct this error when we file the Company’s 2008 Annual Report on Form 10-K, increasing previously reported comprehensive income from $889 million to $952 million for the fiscal year ended March 31, 2007.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on April 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement applies to the accounting for noncontrolling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on April 1, 2009.
2. Acquisitions and Investments
     In 2008, we made the following acquisition:
     On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $531 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition was funded with cash on hand. The results of OTN are included in the consolidated financial statements within our Distribution Solutions segment.
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition as of December 31, 2007:

(In millions)

Accounts receivable	$326
Inventory	93
Goodwill	290
Intangible assets	129
Accounts payable	(318)
Other, net	11

Net assets acquired, less cash and cash equivalents	$531

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Approximately $290 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $119 million representing customer relationships with a weighted-average life of 9 years, developed technology of $3 million with a weighted-average life of 4 years and trademarks and trade names of $7 million with a weighted-average life of 5 years.
     In 2007, we made the following acquisitions and investments:
•	On January 26, 2007, we acquired all of the outstanding shares of Per-Se Technologies, Inc. (“Per-Se”) of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. Financial results for Per-Se are primarily included within our Technology Solutions segment since the date of acquisition. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition as of December 31, 2007:

(In millions)

Accounts receivable	$107
Property and equipment	41
Other current and noncurrent assets	91
Goodwill	1,253
Intangible assets	471
Accounts payable and other current liabilities	(132)
Deferred revenue	(30)
Long-term liabilities	(69)

Net assets acquired, less cash and cash equivalents	$1,732

Approximately $1,253 million of the purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $402 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years and trademarks and trade names of $13 million with a weighted-average life of 5 years.

•	In the first quarter of 2007, our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients in the first quarter of 2007, as well as a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices in the fourth quarter of 2007. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
•	During the first quarter of 2007, our Distribution Solutions segment acquired Sterling Medical Services LLC (“Sterling”) based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent in the fourth quarter of 2007. The total cost of these two entities was $95 million which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

•	During the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets, primarily from our Automated Prescription Systems business, to Parata Systems, LLC (“Parata”), in exchange for a minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.
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
3. Discontinued Operations
     In the second quarter of 2007, our Distribution Solutions segment sold its Acute Care medical-surgical supply business to Owens & Minor, Inc. for net cash proceeds of approximately $160 million. Revenues associated with the Acute Care business prior to its disposition were $597 million for the first half of 2007. Financial results for the first nine months of 2007 for this discontinued operation include an after-tax loss of $64 million, which primarily consists of an after-tax loss of $61 million for the business’ disposition and $3 million of after-tax losses associated with operations, other asset impairment charges and employee severance costs. The after-tax loss of $61 million for the business’ disposition included a $79 million non-tax deductible write-off of goodwill. We allocated a portion of our goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
     In the second quarter of 2007, our Distribution Solutions segment also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc., for net cash proceeds of $10 million. The divestiture generated an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. The financial results for this business were not material to our condensed consolidated financial statements.
     The results for discontinued operations for the nine months ended December 31, 2006 also include an after-tax gain of $4 million associated with the collection of a note receivable from a business sold in 2003.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
     Compensation expense recognized for share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized in the balance sheet as of December 31, 2007.
     Most of the Company’s share-based awards are granted in the first quarter of each fiscal year. The components of share-based compensation expense and the related tax benefit are shown in the following table:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2007	2006	2007	2006

RSUs and RS (1)	$12	$8	$39	$17
PeRSUs (2)	10	4	20	12
Stock options	2	2	8	5
Employee stock purchase plan	2	1	6	5

Share-based compensation expense	26	15	73	39
Tax benefit for share-based compensation expense	(9)	(5)	(26)	(13)

Share-base compensation expense, net of tax (3)	$17	$10	$47	$26

Impact of share-based compensation on earnings per share:
Diluted	$0.06	$0.03	$0.16	$0.08
Basic	0.06	0.03	0.16	0.08

(1)	Substantially all of the 2008 expense was the result of our 2007 PeRSUs that have been converted to RSUs in 2008 due to the attainment of goals during the 2007 performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance periods.

(3)	No material share-based compensation expense was included in Discontinued Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Due to the accelerated vesting of share-based awards prior to 2007, we anticipate the impact of SFAS No. 123(R), “Share-Based Payment,” to increase in significance as future share-based compensation awards are granted and amortized over the requisite service period. Share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, level and types of our grants of annual share-based awards, the attainment of performance goals and actual forfeiture rates. As a result, the actual future share-based compensation expense may differ from historical levels of expense.
5. Restructuring Activities, Asset Impairments and Other Severance Charges
     During the third quarter of 2008, we incurred $24 million of pre-tax charges as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Restructuring charges — facility closures (1)	$3	$—	$3
Restructuring charges & related asset impairment charge — termination of a software project (2)	—	8	8
Severance expense (non-restructuring) (3)	—	9	9
Other asset impairment charge (4)	—	4	4

Total pre-tax charges	$3	$21	$24

(1)	Consists of severance costs for two facility closures.

(2)	Represents $4 million of severance and exit-related costs and a $4 million asset impairment charge for the write-off of capitalized software costs associated with the termination of a software project.

(3)	Severance expense associated with the realignment of our workforce. Although such actions do not constitute a restructuring plan, they represent independent actions taken from time to time, as appropriate. In addition, during the first nine months of 2007, our Technology Solutions segment incurred $6 million of severance charges associated with the reallocation of product development and marketing resources and the realignment of one of the segment’s international businesses.

(4)	Asset impairment charge associated with the write-down to fair value for a property as assessed by market prices.
     These expenses were recorded in our condensed consolidated statements of operations as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Cost of sales	$—	$3	$3
Operating expenses	3	18	21

Total pre-tax charges	$3	$21	$24

     The following table summarizes the activity related to our restructuring liabilities:

	Distribution Solutions		Technology Solutions
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Total

Balance, March 31, 2007	$3	$6	$16	$5	$30
Cash expenditures	(3)	(2)	(20)	(1)	(26)
Adjustments to liabilities related to acquisitions	5	—	11	1	17
Expense	3	—	1	3	7

Balance, December 31, 2007	$8	$4	$8	$8	$28

     Total severance costs of $4 million relate to employees primarily in our distribution centers and research and development functions.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6. Income Taxes
     On April 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” Among other things, FIN No. 48 requires application of a “more likely than not” threshold for the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The April 1, 2007 adoption of FIN No. 48 resulted in a reduction of our retained earnings by $48 million.
     Annually, we file a federal consolidated income tax return with the U.S., and over 1,100 returns with various state and foreign jurisdictions. Our major taxing jurisdictions are the U.S. and Canada. In the U.S., the Internal Revenue Service (“IRS”) has completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”) in the second quarter of 2008. The RAR was approved by the Joint Committee on Taxation during the third quarter of 2008. The IRS and the Company have agreed to certain adjustments, principally related to transfer pricing and tax credits. As a result, in the third quarter of 2008, we recorded $20 million of income tax benefits and related interest which primarily consisted of the approved RAR. Income tax expense for 2008 was also impacted by a non-tax deductible $13 million increase in a legal reserve. In Canada, we are under examination for 2002 to 2005. In nearly all jurisdictions, the tax years prior to 1999 are no longer subject to examination. We further believe that we have made adequate provision for all remaining income tax uncertainties.
     At April 1, 2007, our “unrecognized tax benefits,” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, amounted to $465 million. This amount increased by $4 million during the nine months ended December 31, 2007. If recognized, $273 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate. During the next 12 months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $103 million.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At April 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $95 million. This amount increased by $16 million during the nine months ended December 31, 2007. We have no amounts accrued for penalties.
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
     During the second quarter of 2007, we recorded a credit to income tax expense of $83 million which primarily pertains to our receipt of a private letter ruling from the IRS holding that our payment of $962 million to settle the Consolidated Securities Litigation Action (see Financial Note 12, “Other Commitments and Contingent Liabilities”) is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Securities Litigation Action and related litigation.

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
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share data)	2007	2006	2007	2006

Income from continuing operations	$201	$240	$684	$711
Discontinued operations, net	—	3	(1)	(3)
Discontinued operations —loss on sale, net	—	—	—	(52)

Net income	$201	$243	$683	$656

Weighted average common shares outstanding:
Basic	290	296	293	299
Effect of dilutive securities:
Options to purchase common stock	5	6	6	6
Restricted stock	2	—	1	—

Diluted	297	302	300	305

Earnings Per Common Share: (1)
Diluted
Continuing operations	$0.68	$0.79	$2.28	$2.33
Discontinued operations, net	—	0.01	—	(0.01)
Discontinued operations —loss on sale, net	—	—	—	(0.17)

Total	$0.68	$0.80	$2.28	$2.15

Basic
Continuing operations	$0.69	$0.81	$2.33	$2.38
Discontinued operations, net	—	0.01	—	(0.01)
Discontinued operations —loss on sale, net	—	—	—	(0.17)

Total	$0.69	$0.82	$2.33	$2.20

(1)	Certain computations may reflect rounding adjustments.
     Approximately 10 million and 12 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended December 31, 2007 and 2006 as their exercise price was higher than the Company’s average stock price. For both of the nine month periods ended December 31, 2007 and 2006, the number of stock options excluded was approximately 12 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the nine months ended December 31, 2007 are as follows:

	Distribution
(In millions)	Solutions	Technology Solutions	Total

Balance, March 31, 2007	$1,386	$1,589	$2,975
Goodwill acquired	309	46	355
Foreign currency and other adjustments	5	18	23

Balance, December 31, 2007	$1,700	$1,653	$3,353

     Information regarding intangible assets is as follows:

	December 31,	March 31,
(In millions)	2007	2007

Customer lists	$722	$593
Technology	176	161
Trademarks and other	60	56

Gross intangibles	958	810
Accumulated amortization	(272)	(197)

Intangible assets, net	$686	$613

     Amortization expense of intangible assets was $27 million and $79 million for the quarter and nine months ended December 31, 2007 and $10 million and $29 million for the quarter and nine months ended December 31, 2006. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at December 31, 2007 were 9 years, 3 years and 6 years. Estimated future annual amortization expense of these assets is as follows: $29 million, $110 million, $97 million, $89 million and $82 million for the remainder of 2008 through 2012, and $274 million thereafter. At December 31, 2007 and March 31, 2007, there were $5 million and $17 million of intangible assets not subject to amortization, which include trade names and trademarks.
9. Financing Activities
     In January 2007, we entered into a $1.8 billion interim credit facility. The interim credit facility was a single-draw 364-day unsecured facility with terms substantially similar to those contained in the Company’s existing revolving credit facility. We utilized $1.0 billion of this facility to fund a portion of our purchase of Per-Se. On March 5, 2007, we issued $500 million of 5.25% notes due 2013 and $500 million of 5.70% notes due 2017. The notes are unsecured and interest is paid semi-annually on March 1 and September 1. The notes are redeemable at any time, in whole or in part, at our option. In addition, upon occurrence of both a change of control and a ratings downgrade of the notes to non-investment-grade levels, we are required to make an offer to redeem the notes at a price equal to 101% of the principal amount plus accrued interest. We utilized net proceeds, after offering expenses, of $990 million from the issuance of the notes, together with cash on hand, to repay all amounts outstanding under the interim credit facility plus accrued interest.
     In June 2007, we renewed our $700 million committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place. The renewed facility expires in June 2008. As of December 31, 2007, no amounts were outstanding under the accounts receivable facility.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     In June 2007, we renewed our existing $1.3 billion five-year, senior unsecured revolving credit facility, which was scheduled to expire in September 2009. The new credit facility has terms and conditions substantially similar to those previously in place and expires in June 2012. Borrowings under this new credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. As of December 31, 2007, no amounts were outstanding under this facility.
10. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined benefit pension and other postretirement benefit plans was $7 million and $23 million for the third quarter and first nine months of 2008 compared to $12 million and $35 million for the comparable prior year periods. Cash contributions to these plans for the nine months ended December 31, 2007 and 2006 were $30 million and $31 million.
11. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian businesses) at a discount, in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. We have also guaranteed loans and the payment of leases for some customers; and we are a secured lender for substantially all of these guarantees. Customer guarantees range from one to ten years and were primarily provided to facilitate financing for certain strategic customers. At December 31, 2007, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $125 million and $6 million of which a nominal amount has been accrued.
     In addition, our banks and insurance companies have issued $97 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Warranties
     In the normal course of business, we provide certain warranties and indemnification protection for our products and services. For example, we provide warranties that the pharmaceutical and medical-surgical products we distribute are in compliance with the Food, Drug and Cosmetic Act and other applicable laws and regulations. We have received similar warranties from our suppliers, who customarily are the manufacturers of the products. In addition, we have indemnity obligations to our customers for these products, which have also been provided to us from our suppliers, either through express agreement or by operation of law.
     We also provide warranties regarding the performance of software and automation products we sell. Our obligation under these warranties is to bring the product into compliance with previously agreed upon specifications. For software products, this may result in additional project costs which are reflected in our estimates used for the percentage-of-completion method of accounting for software installation services within these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenue from these maintenance agreements is recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the condensed consolidated balance sheets.
12. Other Commitments and Contingent Liabilities
     In our annual report on Form 10-K for the year ended March 31, 2007 and in our Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007, we reported on numerous legal proceedings, including those arising out of our 1999 announcement of accounting improprieties at HBO & Company, now known as McKesson Information Solutions LLC (the “Securities Litigation”). Significant developments in the Securities Litigation and in other litigation and claims since the referenced filings are as follows:
     I. Securities Litigation
     Consolidated Action:
     On January 18, 2008, in the previously reported federal class action, In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (“Consolidated Securities Litigation Action”), Judge Whyte granted final approval of the previously reported Bear Stearns & Co., Inc. (“Bear Stearns”) settlement. No objections to the fairness of the Bear Stearns settlement were filed prior to Judge Whyte’s ruling, and thus no appeal can be taken from the order granting final approval. During the third quarter of 2008, the Company removed its $962 million Consolidated Securities Litigation Action liability and corresponding restricted cash balance from its consolidated financial statements as all criteria for the extinguishment of this liability were met.
     Other:
     On December 13, 2007, in the actions entitled Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al., (Georgia State Court, Fulton County, Case No. 06-VS-096763-F), the trial judge issued orders denying the Company’s motions to disqualify plaintiffs’ damages expert and for summary judgment. On January 3, 2008, following certification by the trial court of an appeal of the plaintiff’s expert and summary judgment rulings, we applied to the Georgia Court of Appeals to accept an interlocutory appeal from those trial court rulings and on January 29, 2008, the Court of Appeals granted our applications.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     II. Other Litigation and Claims
     On November 13, 2007, in the previously reported class action, New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 05-11148), pending in the United States District Court of Massachusetts, a hearing on class certification issues, originally addressed in the trial court’s previously described August 27, 2007 class certification order, was conducted by Judge Saris, after which hearing the court requested supplemental briefing on class certification issues. Supplemental briefing has been completed, but the court has not yet issued any order modifying its August 27, 2007 class certification order. On October 9, 2007, plaintiffs filed a motion to amend the complaint to add a new class made up of uninsured purchasers of branded drugs who paid what is known as the Usual and Customary (“U&C”) price, and plaintiffs also sought to add federal and state antitrust claims on behalf of the existing classes and the proposed new U&C class. On November 6, 2007, the court denied the plaintiffs’ motion to add antitrust claims, allowed the amendment to add a class of U&C consumers and indicated that the U&C class claims would be put on a different schedule from that of the two classes addressed in her August, 2007 class certification order. On November 6, 2007, plaintiffs filed a Third Amended Complaint which included the U&C class, and the court has subsequently set a trial date of January 26, 2009, for claims by that class. No other trial date has been set in these matters. On December 13, 2007, we filed a motion to dismiss the Racketeer Influenced and Corrupt Organizations (“RICO”) claims on which the U&C class claims were based, and we also moved for judgment on the pleadings with respect to the RICO claims supporting the two original classes. No hearing date has been set for argument of those motions. On December 10, 2007, plaintiffs filed a new and separate lawsuit in the United States District Court of Massachusetts as a “related” matter (New England Carpenters Health Benefits Fund et al., v. McKesson Corporation, Civil Action No. 1:07-12277), which complaint incorporates the federal and state antitrust claims which Judge Saris had previously ruled could not be brought by way of amendment to the existing class complaint. On January 31, 2008, we filed a motion to dismiss that antitrust class action. On January 23, 2008, the trial court conducted a “fairness” hearing on the previously described proposed settlement between the plaintiff classes and defendants First DataBank, Inc. and Medi-Span, Inc. A number of objections were filed to that proposed settlement by various retail chain and independent pharmacy groups. On January 24, 2008, Judge Saris entered a minute order denying approval of the settlement “without prejudice for reasons stated in court”. The court has not yet issued an opinion reflecting in more detail the bases for her denial of final approval of the proposed settlement
     As indicated in our previous periodic reports, the health care industry is highly regulated and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests for information in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort and can result in considerable costs to the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of legal proceedings against the Company and other members of the health care industry, as well as to settlements, penalties or other outcomes having an adverse impact on our results of operations. We are in discussion with the Drug Inforcement Administration (“DEA”) and certain United States Attorney Offices (“USAOs”) to resolve claims that between 2005 and 2007, certain of our pharmaceutical distribution centers fulfilled customer orders for select controlled substances, which orders were not adeequately reported to the DEA. We have been implementing improvements to our comprehensive controls and reporting procedures to avoid future claims of this type. Based on our undertanding of these claims and the settlement discussions with the DEA and USAOs, we believe that the procedures and processes we are implementing will satisfy concerns of the relevant agencies, and that we have established an adequate reserve for such claims.
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
13. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2007	2006	2007	2006

Net income	$201	$243	$683	$656
Foreign currency translation adjustments and other	(7)	(18)	112	21

Comprehensive income	$194	$225	$795	$677

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     In April 2007, the Company’s Board of Directors approved a plan to repurchase up to $1.0 billion of the Company’s common stock. In the third quarter and first nine months of 2008, we repurchased a total of 3 million and 15 million shares for $230 million and $914 million, leaving $86 million remaining on the April 2007 plan. In September 2007, an additional $1.0 billion share repurchase program was approved, all of which remains available for future repurchases as of December 31, 2007. Stock repurchases may be made from time-to-time in open market or private transactions.
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
     The Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment, and health and beauty care products throughout North America. We have combined two of our former segments known as our Pharmaceutical Solutions and Medical-Surgical Solutions segments into this new segment, which reflects the increasing synergies the Company seeks through combined activities and best-practice process improvements. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells pharmacy software and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V., the leading pharmaceutical distributor in Mexico and a 39% interest in Parata, which sells automated pharmaceutical dispensing systems to retail pharmacies.
     The Technology Solutions segment (formerly known as our Provider Technologies segment) delivers enterprise-wide patient care, clinical, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, to healthcare organizations throughout North America, the United Kingdom and other European countries. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payors. We have added our Payor group of businesses, which includes our InterQual ® and clinical auditing and compliance software businesses, and our disease and medical management programs to this segment. The change to move our Payor group to this segment from our former Pharmaceutical Solutions segment reflects our decision to more closely align this business with the strategy of our Technology Solutions segment, that is to create value by promoting connectivity, economic alignment and transparency of information between payors and providers.
     Revenues for our Technology Solutions segment are classified in one of three categories: services, software and software systems and hardware. Service revenues primarily include fees associated with installing our software and software systems, as well as revenues associated with software maintenance and support, remote processing, disease and medical management, and other outsourcing and professional services. Software and software systems revenues primarily include revenues from licensing our software and software systems, including the segment’s clinical auditing and compliance and InterQual ® businesses.
     Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits and the results of certain joint venture investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
     Financial information relating to our segments is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2007	2006	2007	2006

Revenues
Distribution Solutions
U.S. pharmaceutical direct distribution & services	$15,703	$13,414	$44,273	$39,964
U.S. pharmaceutical sales to customers’ warehouses	7,183	6,836	21,251	20,413

Subtotal	22,886	20,250	65,524	60,377
Canada pharmaceutical distribution & services	2,224	1,685	5,886	5,086
Medical-Surgical distribution & services	648	632	1,884	1,789

Total Distribution Solutions	25,758	22,567	73,294	67,252

Technology Solutions
Services (1)	553	374	1,644	1,060
Software & software systems	150	132	427	385
Hardware	33	38	107	115

Total Technology Solutions	736	544	2,178	1,560

Total	$26,494	$23,111	$75,472	$68,812

Operating profit
Distribution Solutions (2) (3) (4)	$312	$340	$1,018	$981
Technology Solutions (1) (3)	49	63	215	151

Total	361	403	1,233	1,132
Corporate	(48)	(46)	(137)	(136)
Securities Litigation credits, net	—	—	5	6
Interest expense	(36)	(23)	(108)	(68)

Income from continuing operations before income taxes	$277	$334	$993	$934

(1)	Revenues and operating profit for the first nine months of 2008 reflect the recognition of $21 million of disease management deferred revenues. Expenses associated with these revenues were previously recognized as incurred.

(2)	During the first nine months of 2008 and 2007, we received $14 million and $10 million as our share of settlements of antitrust class action lawsuits brought against certain drug manufacturers. These settlements were recorded as reductions to cost of sales within our consolidated statements of operations in our Distribution Solutions segment.

(3)	Operating profit for 2008 for our Distribution Solutions and Technology Solutions segments includes $16 million and $25 million of pre-tax charges for increases in legal reserves and a settlement, severance expenses, asset impairments and restructuring activities.

(4)	During the first nine months of 2007, we recorded $21 million of charges within our Distribution Solutions segment as a result of our transaction with Parata.

	December 31,	March 31,
(In millions)	2007	2007

Segment assets
Distribution Solutions	$19,128	$16,429
Technology Solutions	3,788	3,642

Total	22,916	20,071
Corporate
Cash and cash equivalents	1,436	1,954
Other	1,013	1,918

Total	$25,365	$23,943

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions, except per share data)	2007	2006	Change	2007	2006	Change

Revenues	$26,494	$23,111	15%	$75,472	$68,812	10%
Securities Litigation pre-tax credits, net	—	—	—	5	6	(17)
Income from Continuing Operations Before Income Taxes	277	334	(17)	993	934	6
Income Tax Provision	(76)	(94)	(19)	(309)	(223)	39
Discontinued Operations, net	—	3	NM	(1)	(55)	(98)

Net Income	$201	$243	(17)	$683	$656	4

Diluted Earnings Per Share:
Continuing Operations	$0.68	$0.79	(14)%	$2.28	$2.33	(2)%
Discontinued Operations	—	0.01	NM	—	(0.18)	NM

Total	$0.68	$0.80	(15)	$2.28	$2.15	6

NM — not meaningful
     Revenues for the quarter ended December 31, 2007 grew 15% to $26.5 billion, net income decreased 17% to $201 million and diluted earnings per share decreased 15% to $0.68 compared to the same period a year ago. The decreases in net income and diluted earnings per share for the quarter primarily reflect $41 million of pre-tax charges ($32 million after-tax) recorded during the quarter relating to increases in legal reserves and a settlement, severance expenses associated with a reduction in workforce, asset impairments and restructuring activities. These charges are discussed in further detail under the caption “Operating Expenses.” The decrease in net income and diluted earnings per share for the quarter also reflect an increase in share-based compensation, a decrease in last-in-first-out (“LIFO”) inventory credits and a net dilutive impact of our acquisitions.
     For the nine months ended December 31, 2007, revenues increased 10% to $75.5 billion, net income increased 4% to $683 million and diluted earnings per share increased 6% to $2.28 compared to the same period a year ago. Increases in net income and diluted earnings per share reflect higher operating profit in our Distribution Solutions and Technology Solutions segments, including our fourth quarter 2007 acquisition of Per-Se Technologies, Inc. (“Per-Se”) and a decrease in our effective tax rate. Additionally, net income and diluted earnings per share for 2007 were impacted by an $83 million credit to our income tax provision relating to the reversal of income tax reserves for our Securities Litigation. This credit was partially offset by $55 million of after-tax losses associated with our discontinued operations, primarily due to the divestiture of our Acute Care medical-surgical supply business. On September 30, 2006, we sold this business for net cash proceeds of $160 million. The first nine months of 2007 financial results for the Acute Care business were an after-tax loss of $64 million, which includes a $79 million non-tax deductible write-off of goodwill.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Results of Operations
     Revenues:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions)	2007	2006	Change	2007	2006	Change

Distribution Solutions
U.S. pharmaceutical direct distribution & services	$15,703	$13,414	17%	$44,273	$39,964	11%
U.S. pharmaceutical sales to customers’ warehouses	7,183	6,836	5	21,251	20,413	4

Subtotal	22,886	20,250	13	65,524	60,377	9
Canada pharmaceutical distribution & services	2,224	1,685	32	5,886	5,086	16
Medical-Surgical distribution & services	648	632	3	1,884	1,789	5

Total Distribution Solutions	25,758	22,567	14	73,294	67,252	9

Technology Solutions
Services	553	374	48	1,644	1,060	55
Software & software systems	150	132	14	427	385	11
Hardware	33	38	(13)	107	115	(7)

Total Technology Solutions	736	544	35	2,178	1,560	40

Total Revenues	$26,494	$23,111	15	$75,472	$68,812	10

     Revenues increased by 15% and 10% to $26.5 billion and $75.5 billion during the quarter and nine months ended December 31, 2007 compared to the same periods a year ago. The increase primarily reflects growth in our Distribution Solutions segment, which accounted for 97% of consolidated revenues.
     U.S. pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates, new business and the acquisition of Oncology Therapeutics Network (“OTN”). In addition, these revenues benefited from one additional day of sales in 2008 compared to the same period a year ago. On October 29, 2007, we acquired all of the outstanding shares of OTN of San Francisco, California for approximately $531 million, including the assumption of debt. OTN is a U.S. distributor of specialty pharmaceuticals.
     U.S. pharmaceutical sales to customers’ warehouses increased primarily as a result of expanded agreements with customers. In addition, these revenues benefited from one additional day of sales in 2008 compared to the same period a year ago. For the nine months ended December 31, 2007, these revenues were also impacted by a decrease in volume from a large customer.
     Canadian pharmaceutical distribution and services revenues increased primarily reflecting favorable foreign exchange rates, market growth rates and new and expanded business. Canadian revenues benefited in the third quarter and the nine months ended December 31, 2007 from an 18% and a 9% foreign currency increase compared to the same periods a year ago. In addition, these revenues benefited from one additional day of sales during the third quarter of 2008 compared to the same period a year ago. For the first nine months of 2008, these revenues were also impacted by four fewer days of sales compared to the same period a year ago.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Medical-Surgical distribution and services revenues increased for the quarter primarily reflecting market growth rates and an acquisition partially offset by a decrease in sales of flu vaccines due to earlier market availability and the discontinuance of the distribution of a product line. Revenues associated with this product line are now recorded by our U.S. distribution business. For the first nine months of 2008, Medical-Surgical distribution and services revenues increased primarily reflecting market growth rates and an acquisition partially offset by one less week of sales.
     Technology Solutions segment revenues increased primarily due to the acquisition of Per-Se, increased services revenues, primarily reflecting the segment’s expanded customer bases, and clinical software implementations. On January 26, 2007, we acquired Per-Se of Alpharetta, Georgia for approximately $1.8 billion. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. For the nine months ended December 31, 2007, these revenues also benefited from the recognition of $21 million of disease management deferred revenues. Expenses associated with these revenues were previously recognized as incurred.
     Gross Profit:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2007	2006	Change		2007	2006	Change

Gross Profit
Distribution Solutions	$859	$790	9%		$2,529	$2,329	9%
Technology Solutions	345	271	27		1,033	752	37

Total	$1,204	$1,061	13		$3,562	$3,081	16

Gross Profit Margin
Distribution Solutions	3.33%	3.50%	(17	)bp	3.45%	3.46%	(1	)bp
Technology Solutions	46.88	49.82	(294)		47.43	48.21	(78)
Total	4.54	4.59	(5)		4.72	4.48	24

     Gross profit for the third quarter of 2008 increased 13% to $1.2 billion compared to the same period a year ago. As a percentage of revenues, gross profit margin for the third quarter of 2008 decreased slightly primarily reflecting a decrease in both of our segments’ gross profit margins, which was partially offset by a greater proportion of higher margin Technology Solutions products.
     For the third quarter of 2008, gross profit margin for our Distribution Solutions segment was impacted from a prior year benefit associated with the launch of three generic drugs. In addition, the segment’s gross profit margin declined due to a decrease in our sell margin and a decrease in LIFO credits, partially offset by the benefit from a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment. During the third quarter of 2008, we recorded $10 million of LIFO inventory credits compared with $18 million for the same period a year ago. LIFO inventory credits reflected a number of generic product launches partially offset by a higher level of branded pharmaceutical price increases.
     Technology Solutions segment’s gross profit margin decreased during the third quarter of 2008 compared to the same period a year ago primarily reflecting a change in product mix, including a higher proportion of Per-Se service revenues. Gross profit margin for the third quarter of 2008 was also impacted by $3 million of pre-tax charges as discussed under the caption “Operating Expenses and Other Income, Net.”
     Gross profit for the nine months ended December 31, 2007 increased 16% to $3.6 billion compared to the same period a year ago. As a percentage of revenues, gross profit margin for the nine months ended December 31, 2007 increased 24 basis points to 4.72% primarily reflecting a greater proportion of higher margin Technology Solutions products partially offset by a decrease in gross profit margin in our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     For the nine months ended December 31, 2007, gross profit margin for our Distribution Solutions segment approximated that for the prior comparable period. Gross profit margin for this segment was impacted by higher buy side margin, the benefit of increased sales of generic drugs with higher margins, a benefit associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses and a decrease in asset impairment charges. These gross profit margin benefits were fully offset by a decrease in sell margin, a decrease in LIFO inventory credits and our acquisition of OTN. During the nine months ended December 31, 2007, there were $9 million of LIFO inventory credits compared with $38 million for the same period a year ago. During the first nine months of 2007, we recorded a $15 million charge pertaining to the write-down of certain abandoned assets within our retail automation group.
     Technology Solutions segment’s gross profit margin decreased during the nine months ended December 31, 2007 compared to the same period a year ago primarily reflecting a change in product mix, including a higher proportion of Per-Se service revenues. Partially offsetting this decrease, the segment’s 2008 gross profit margin was positively impacted by the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.
     Operating Expenses and Other Income, Net:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2007	2006	Change		2007	2006	Change

Operating Expenses
Distribution Solutions	$554	$462	20%		$1,541	$1,380	12%
Technology Solutions	300	210	43		827	608	36
Corporate	68	71	(4)		202	203	—
Securities Litigation credits, net	—	—	—		(5)	(6)	(17)

Total	$922	$743	24		$2,565	$2,185	17

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.15%	2.05%	10	bp	2.10%	2.05%	5	bp
Technology Solutions	40.76	38.60	216		37.97	38.97	(100)
Total	3.48	3.21	27		3.40	3.18	22

Other Income, Net
Distribution Solutions	$7	$12	(42)%		$30	$32	(6)%
Technology Solutions	4	2	100		9	7	29
Corporate	20	25	(20)		65	67	(3)

Total	$31	$39	(21)		$104	$106	(2)

     Operating expenses for the third quarter and first nine months of 2008 increased 24% to $922 million and 17% to $2.6 billion. As a percentage of revenues, operating expenses for the third quarter and first nine months of 2008 increased 27 and 22 basis points to 3.48% and 3.40%. The increase in our operating expenses as a percentage of revenues primarily reflects $38 million of pre-tax charges recorded during the third quarter of 2008 which are further described below, and our acquisitions of Per-Se and OTN. Operating expense dollars increased primarily due to our business acquisitions, including Per-Se and OTN, additional costs incurred to support our sales volume growth, $38 million of pre-tax charges recorded in the third quarter of 2008, and to a lesser extent, due to employee compensation costs associated with the requirement to expense share-based compensation and foreign currency fluctuations. Pre-tax share-based compensation for the third quarters of 2008 and 2007 was $26 million and $15 million and $73 million and $39 million for the first nine months of 2008 and 2007.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     During the third quarter of 2008, we incurred $41 million of pre-tax charges ($32 million after-tax) as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Increase in legal reserves and a settlement (1)	$13	$4	$17
Restructuring charges — facility closures (2)	3	—	3
Restructuring charges & related asset impairment charge — termination of a software project (3)	—	8	8
Severance expense (non-restructuring) (4)	—	9	9
Other asset impairment charge (5)	—	4	4

Total pre-tax charges	$16	$25	$41

(1)	During the third quarter of 2008, we engaged in discussions with a governmental agency to settle claims arising out of an inquiry. As a result of these settlement discussions, we recorded an increase in a legal reserve of $13 million during the quarter within our Distributions Solutions segment. This reserve is not tax deductible.

(2)	Consists of severance costs for two facility closures.

(3)	Represents $4 million of severance and exit-related costs and a $4 million asset impairment charge for the write-off of capitalized software costs associated with the termination of a software project.

(4)	Severance expense associated with the realignment of our workforce. Although such actions do not constitute a restructuring plan, they represent independent actions taken from time to time, as appropriate. In addition, during the first nine months of 2007, our Technology Solutions segment incurred $6 million of severance charges associated with the reallocation of product development and marketing resources and the realignment of one of the segment’s international businesses.

(5)	Asset impairment charge associated with the write-down to fair value for a property as assessed by market prices.
     These expenses were recorded in our condensed consolidated statements of operations as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Cost of sales	$—	$3	$3
Operating expenses	16	22	38

Total pre-tax charges	$16	$25	$41

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
     Other income, net decreased in the third quarter of 2008 compared to the same period a year ago primarily reflecting a decrease in interest income. For the nine months ended December 31, 2007, other income, net approximated that of the comparable prior year period.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2007	2006	Change		2007	2006	Change

Segment Operating Profit (1) Distribution Solutions	$312	$340		(8)%	$1,018	$981		4%
Technology Solutions	49	63		(22)	215	151		42

Subtotal	361	403		(10)	1,233	1,132		9
Corporate Expenses, net	(48)	(46)		4	(137)	(136)		1
Securities Litigation credits, net	—	—			5	6		(17)
Interest Expense	(36)	(23)		57	(108)	(68)		59

Income from Continuing Operations, Before Income Taxes	$277	$334		(17)	$993	$934		6

Segment Operating Profit Margin Distribution Solutions	1.21%	1.51%	(30	) bp	1.39%	1.46%	(7	) bp
Technology Solutions	6.66	11.58		(492)	9.87	9.68		19

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.
     Operating profit as a percentage of revenues in our Distribution Solutions segment decreased primarily reflecting lower gross profit margin and higher operating expenses as a percentage of revenues. Operating expenses as a percentage of revenues increased primarily due to the $16 million of pre-tax charges incurred during the third quarter of 2008, our investments in our Retail Automation group and due to our acquisition of OTN, which has a higher ratio of operating expenses as a percentage of revenues. Operating expenses increased primarily due to additional costs incurred to support our sales volume growth, business acquisitions, including OTN and Per-Se, and $16 million of pre-tax charges incurred during the quarter. Share-based compensation expense for this segment was $8 million and $4 million for the third quarters of 2008 and 2007 and $21 million and $11 million for the nine months ended December 31, 2007 and 2006.
     Operating profit as a percentage of revenues in our Technology Solutions segment decreased during the third quarter of 2008 compared to the same period a year ago reflecting a decrease in gross profit margin and an increase in operating expenses as a percentage of revenues. Operating expenses as a percentage of revenues increased primarily due to $22 million of pre-tax charges incurred during the third quarter of 2008 partially offset by the acquisition of Per-Se which has a lower ratio of operating expenses as a percentage of revenues. Operating expenses increased primarily due to business acquisitions, including Per-Se, $22 million of pre-tax charges incurred during the quarter, investments in research and development activities, additional share-based compensation and higher bad debt expense. Share-based compensation expense for this segment was $10 million and $3 million for the third quarters of 2008 and 2007.
     Operating profit as a percentage of revenues in our Technology Solutions segment increased during the first nine months of 2008 compared to the same period a year ago. The increase is primarily attributable to a decrease in operating expenses as a percentage of revenues partially offset by a decrease in gross profit margin. Operating expenses as a percentage of revenues were favorably impacted by the acquisition of Per-Se partially offset by $22 million of pre-tax charges incurred during the quarter. Operating expenses increased primarily due to business acquisitions, including Per-Se, $22 million of pre-tax charges incurred during the quarter, investments in research and development activities and additional share-based compensation. Share-based compensation expense for this segment was $28 million and $11 million for the first nine months of 2008 and 2007. In addition, operating expenses for the first nine months of 2007 include $6 million of restructuring charges incurred to reallocate product development and marketing resources and to realign one of the segment’s international businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Corporate expenses, net of other income, increased primarily reflecting a decrease in interest income and additional costs incurred to support our revenue growth partially offset by a decrease in legal expenses associated with our Securities Litigation. For the nine months ended December 31, 2007, Corporate expenses, net of other income, was also impacted by an increase in share-based compensation. Share-based compensation expense for this segment was $8 million for both the third quarters of 2008 and 2007 and $24 million and $17 million for the nine months ended December 31, 2007 and 2006.
     Securities Litigation: During the nine months ended December 31, 2007 and 2006, we recorded net credits of $5 million and $6 million relating to various settlements for our Securities Litigation. Recent developments pertaining to our Securities Litigation are described in Financial Note 12, “Other Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements.
     Interest Expense: Interest expense for the third quarter and first nine months of 2008 increased compared to the same periods a year ago primarily due to $1.0 billion of long-term debt issued in the fourth quarter of 2007 to fund our acquisition of Per-Se.
     Income Taxes: The Company’s reported income tax rates for the quarters ended December 31, 2007 and 2006 were 27.4% and 28.1%, and 31.1% and 23.9% for the first nine months of 2008 and 2007. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     Annually, we file a federal consolidated income tax return with the U.S., and over 1,100 returns with various state and foreign jurisdictions. Our major taxing jurisdictions are the U.S. and Canada. In the U.S., the Internal Revenue Service (“IRS”) has completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”) in the second quarter of 2008. The RAR was approved by the Joint Committee on Taxation during the third quarter of 2008. The IRS and the Company have agreed to certain adjustments, principally related to transfer pricing and tax credits. As a result, in the third quarter of 2008, we recorded $20 million of income tax benefits and related interest which primarily consisted of the approved RAR. Income tax expense for 2008 was also impacted by a non-tax deductible $13 million increase in a legal reserve. In Canada, we are under examination for 2002 to 2005. In nearly all jurisdictions, the tax years prior to 1999 are no longer subject to examination. We further believe that we have made adequate provision for all remaining income tax uncertainties.
     During the third quarter of 2007, we decreased our estimated annual effective tax rate from 35.0% to 34.0% primarily due to an estimated higher proportion of income attributed to foreign countries that have lower income tax rates. This decrease required a $6 million cumulative catch-up benefit to income taxes associated with the first half of 2007. Also, during the third quarter of 2007, we recorded an $8 million income tax benefit arising primarily from settlements and adjustments with various taxing authorities and a $6 million income tax benefit due to research and development investment tax credits from our Canadian operations.
     During the second quarter of 2007, we recorded a credit to income tax expense of $83 million, which primarily pertains to our receipt of a private letter ruling from the IRS holding that our payment of $962 million to settle our Consolidated Securities Litigation Action is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Securities Litigation Action and related litigation.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Discontinued Operations: In the second quarter of 2007, we completed the divestiture of our Distribution Solutions segment’s Acute Care medical-surgical supply business for net cash proceeds of approximately $160 million. Financial results for the first nine months of 2007 for this discontinued operation include an after-tax loss of $64 million, which primarily consists of an after-tax loss of $61 million for the business’ disposition and $3 million of after-tax losses associated with operations, other asset impairment charges and employee severance costs. The after-tax loss of $61 million for the business’ disposition included a $79 million non-tax deductible write-off of goodwill. The segment also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc., for net cash proceeds of $10 million. The divestiture generated an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. The financial results for this business were not material to our condensed consolidated financial statements. This segment also includes an after-tax gain of $4 million associated with the collection of a note receivable from a business sold in 2003. Financial results of these businesses are classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.
     Net Income: Net income was $201 million and $243 million for the third quarters of 2008 and 2007, or $0.68 and $0.80 per diluted share. Net income was $683 million and $656 million for the first nine months of 2008 and 2007, or $2.28 and $2.15 per diluted share. Net income for the first nine months of 2008 and 2007 includes a net after-tax benefit of $3 million and $87 million for our Securities Litigation. Net income for the first nine months of 2007 also includes $55 million of after-tax losses for our discontinued operations primarily pertaining to the disposition of our Acute Care business.
     A reconciliation between our income from continuing operations per share reported in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and our earnings per diluted share from continuing operations, excluding credits for the Securities Litigation for the third quarters and first nine months of 2008 and 2007 is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions except per share amounts)	2007	2006	2007	2006

Net income, as reported	$201	$243	$683	$656
Exclude:
Securities Litigation credits, net	—	—	(5)	(6)
Income taxes	—	—	2	2
Income tax reserve reversals	—	—	—	(83)

Securities Litigation credits, net of tax	—	—	(3)	(87)

Net income, excluding Securities Litigation credits, net	$201	$243	$680	$569

Diluted earnings per common share, as reported	$0.68	$0.80	$2.28	$2.15
Diluted earnings per common share, excluding Securities Litigation credits	$0.68	$0.80	$2.27	$1.87

Shares on which diluted earnings per common share, excluding the Securities Litigation credits, were based	297	302	300	305

     These pro forma amounts are non-GAAP financial measures. We use these measures internally and consider these results to be useful to investors as they provide relevant benchmarks of core operating performance.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 297 million and 302 million for the third quarters of 2008 and 2007 and 300 million and 305 million for the nine months ended December 31, 2007 and 2006. The decrease in the number of weighted average diluted shares outstanding primarily reflects stock repurchased, partially offset by exercised stock options.
Business Acquisitions
     On October 29, 2007, we acquired all of the outstanding shares of OTN of San Francisco, California for approximately $531 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition was funded with cash on hand. The results of OTN are included in the consolidated financial statements within our Distribution Solutions segment. Approximately $290 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $119 million representing customer relationships with a weighted-average life of 9 years, developed technology of $3 million with a weighted-average life of 4 years and trademarks and trade names of $7 million with a weighted-average life of 5 years.
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

Approximately $1,253 million of the purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $402 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years and trademarks and trade names of $13 million with a weighted-average life of 5 years.

•	In the first quarter of 2007, our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients in the first quarter of 2007 and the other a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices in the fourth quarter of 2007. The total cost of these three entities was $90 million which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

•	During the first quarter of 2007, our Distribution Solutions segment acquired Sterling Medical Services LLC (“Sterling”) based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent in the fourth quarter of 2007. The total cost of these two entities was $95 million which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

•	During the first quarter of 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems, LLC (“Parata,”) in exchange for a minority interest in Parata. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.

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
Contractual Obligations
     There have been no significant changes to our contractual obligations and commitments table as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007, except for a change related to our adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” our $962 million payment for our Consolidated Securities Litigation Action and those incurred during the normal course of business. As disclosed in Financial Note 6, “Income Taxes,” to the accompanying condensed consolidated financial statements, we have $465 million and $469 million of unrecognized tax benefits at April 1, 2007 and December 31, 2007. These liabilities would increase our contractual obligations as reported in our 2007 Annual Report on Form 10-K. We can not reasonably estimate the timing of cash settlement with respective taxing authorities for these liabilities.
Financial Condition, Liquidity and Capital Resources
     Operating activities utilized cash of $47 million and provided cash of $555 million during the first nine months of 2008 and 2007. Operating activities for 2008 reflect the $962 million release of restricted cash for our Consolidated Securities Litigation Action and an increase in receivables, inventories and drafts and accounts payable associated with our revenue growth. These net increases were partially offset by improved inventory management. Operating activities for 2007 benefited from improved accounts receivable management, reflecting changes in our customer mix, our termination of a customer contract and an increase in accounts payable associated with longer payment terms. These benefits were partially offset by increases in inventory needed to support our growth and timing of inventory receipts. Operating activities for 2007 also reflect payments of $25 million for the settlement of Securities Litigation cases. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors.
     Investing activities provided cash of $114 million and utilized cash of $157 million during the first nine months of 2008 and 2007. Investing activities for 2008 benefited from the $962 million release of restricted cash for our Consolidated Securities Litigation Action. Investing activities for 2008 and 2007 include $129 million and $76 million of property acquisitions. The increase primarily reflects investments in our distribution center network and information systems. Investing activities include $592 million (including $531 million for OTN) and $106 million in 2008 and 2007 of cash paid for business acquisitions. Investing activities for 2007 also reflect $36 million of cash paid for our investment in Parata and $175 million of cash proceeds from the sale of businesses, including $164 million for the sale of our Acute Care business.
     Financing activities utilized cash of $599 million and $529 million in the first nine months of 2008 and 2007. Financing activities for 2008 include a $170 million increase in the use of cash for stock repurchases partially offset by a $58 million increase in cash receipts primarily resulting from employees’ exercises of stock options.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     In April 2007, the Company’s Board of Directors approved a plan to repurchase up to $1.0 billion of the Company’s common stock. In the third quarter and first nine months of 2008, we repurchased a total of 3 million and 15 million shares for $230 million and $914 million, leaving $86 million remaining on the April 2007 plan. In September 2007, an additional $1.0 billion share repurchase program was approved, all of which remains available for future repurchases as of December 31, 2007. Stock repurchases may be made from time-to-time in open market or private transactions.
     Selected Measures of Liquidity and Capital Resources

	December 31,	March 31,
(Dollars in millions)	2007	2007

Cash and cash equivalents	$1,436	$1,954
Working capital	2,837	2,730
Debt, net of cash and cash equivalents	513	4
Debt to capital ratio (1)	23.1%	23.8%
Net debt to net capital employed (2)	7.3	0.1
Return on stockholders’ equity (3)	14.8	15.2

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash and cash equivalents, receivables, inventories, drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activities are a function of sales activity and new customer build-up requirements. Consolidated working capital increased primarily reflecting an increase in our accounts receivable and the benefit associated with a $420 million reclassification of short-term tax liabilities to long-term liabilities as result of our implementation of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” partially offset by a decrease in cash balances and increases in other accrued liabilities. Inventories, net of accounts payable, approximated our March 31, 2007 balance.
     Our ratio of net debt to net capital employed decreased in 2008 primarily due to our favorable cash and cash equivalent balances.
Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sales facility. In June 2007, we renewed our existing $1.3 billion five-year, senior unsecured revolving credit facility, which was scheduled to expire in September 2009. The new credit facility has terms and conditions substantially similar to those previously in place and expires in June 2012. Borrowings under this new credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. As of December 31, 2007, no amounts were outstanding under this facility.
     In June 2007, we renewed our $700 million committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place. The renewed facility expires in June 2008. As of December 31, 2007, no amounts were outstanding under this facility.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     In January 2007, we entered into a $1.8 billion interim credit facility. The interim credit facility was a single-draw 364-day unsecured facility which had terms substantially similar to those contained in the Company’s existing revolving credit facility. We utilized $1.0 billion of this facility to fund a portion of our purchase of Per-Se. On March 5, 2007, we issued $500 million of 5.25% notes due 2013 and $500 million of 5.70% notes due 2017. The notes are unsecured and interest is paid semi-annually on March 1 and September 1. The notes are redeemable at any time, in whole or in part, at our option. In addition, upon occurrence of both a change of control and a ratings downgrade of the notes to non-investment-grade levels, we are required to make an offer to redeem the notes at a price equal to 101% of the principal amount plus accrued interest. We utilized net proceeds, after offering expenses, of $990 million from the issuance of the notes, together with cash on hand, to repay all amounts outstanding under the interim credit facility plus accrued interest.
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. As of December 31, 2007, this ratio was 23.1% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the third quarter of 2008.

	Share Repurchases (2)
				Approximate
				Dollar Value of
			Total Number of Shares	Shares that May
			Purchased As Part of	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Publicly Announced	Under the
(In millions, except price per share)	Purchased	Per Share	Program	Programs (1)

October 1, 2007 — October 31, 2007	—	$—	—	$1,316
November 1, 2007 — November 30, 2007	2	64.96	2	1,165
December 1, 2007 — December 31, 2007	1	65.78	1	1,086

Total	3	65.24	3	1,086

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	In April and September of 2007, the Company’s Board of Directors approved two plans to repurchase up to a total of $2.0 billion ($1.0 billion per plan) of the Company’s common stock.

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

McKesson Corporation
Dated: February 1, 2008	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller