Form 10-K
period 2008-03-31
MCKESSON CORP
filed 2008-05-07
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2007, was approximately $16.3 billion.
     Number of shares of common stock outstanding on April 30, 2008: 277,279,250
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Business Segments
     We operate in two segments. The McKesson Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment, and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells pharmacy software and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V., (“Nadro”) the leading pharmaceutical distributor in Mexico and a 39% interest in Parata Systems, LLC (“Parata”), which sells automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies.
     The McKesson Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, and strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services. Our Payor group of businesses, which includes our InterQual®, clinical auditing and compliance and medical management software businesses and our care management programs, are also included in this segment. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payors from North America, the United Kingdom, other European countries and Asia Pacific.
     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2008		2007		2006

Distribution Solutions	$98.7	97%	$90.7	98%	$85.1	98%
Technology Solutions	3.0	3	2.3	2	1.9	2

Total	$101.7	100%	$93.0	100%	$87.0	100%

Distribution Solutions
     McKesson Distribution Solutions consists of the following businesses: McKesson U.S. Pharmaceutical, McKesson Canada, McKesson Medical-Surgical, McKesson Retail Automation and McKesson Specialty Distribution. We also own an approximate 49% interest in Nadro and an approximate 39% interest in Parata.
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

McKESSON CORPORATION
     Our U.S. pharmaceutical distribution business operates and serves thousands of customer locations through a network of 29 distribution centers, as well as a master redistribution center, a strategic redistribution center and two repackaging facilities, serving all 50 states and Puerto Rico. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, a Smithsonian award-winning technology, which integrates and tracks all internal functions, such as receiving, put-away and order fulfillment. Acumax Plus uses bar code technology, wrist-mounted computer hardware, and radio frequency signals to provide our customers with real-time product availability and industry-leading order quality and fulfillment in excess of 99.9% accuracy. In addition, we offer Mobile ManagerSM, which integrates portable handheld technology with Acumax Plus to give customers complete ordering and inventory control. We also offer Supply Management OnlineSM, an Internet-based tool that provides item look-up and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. Together, these features help ensure that our customers have the right products at the right time for their facilities and patients.
     To maximize distribution efficiency and effectiveness, we follow the Six Sigma methodology — an analytical approach that emphasizes setting high quality objectives, collecting data and analyzing results to a fine degree in order to improve processes, reduce costs and minimize errors. Furthermore, we continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers.
     Our U.S. pharmaceutical distribution business’ major value-added offerings, by customer group, include the following:
     Retail National Accounts — Business solutions that help national accounts increase revenues and profitability:
•	Central Fill — Prescription refill service that enables pharmacies to refill prescriptions remotely, faster, more accurately and at a lower cost, while reducing inventory levels and improving customer service.

•	Redistribution Centers — Two facilities totaling 420 thousand square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologicals. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.

•	RxPakSM — Bulk repackaging service that leverages our purchasing power and supplier relationships to provide pharmaceuticals at reduced prices, help increase inventory turns and reduce working capital investment.

•	Inventory Management — An integrated solution comprising forecasting software and automated replenishment technologies that reduce inventory carrying costs.
     Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising and purchasing that help independent pharmacists focus on patient care while improving profitability:
•	Health Mart® — Franchise program that provides independent pharmacies with managed care that drives Pharmacy Benefit Manager recognition, branding that drives consumer recognition, in-store programs that drive manufacturer and payor recognition, and community advocacy programs that drive industry recognition.

•	AccessHealth® — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.

•	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of generic drugs, lower up-front pricing and one-stop shopping.

•	Prefer Rx — Discount program that offers aggressive prices on more than 100 branded drugs, helping retail independent pharmacies increase margins and eliminate rebate paperwork.

•	Sunmark® — Complete line of more than 1,000 products that provide retail independent pharmacies with value-priced alternatives to national brands.

•	FrontEdge™ — Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.

•	McKesson Home Health Care — Comprehensive line of more than 1,800 home health care products, including durable medical equipment, diabetes supplies, self-care supplies and disposables from national brands and the Sunmark® line.

McKESSON CORPORATION
     Institutional Healthcare Providers — Electronic ordering/purchasing and supply chain management systems that help improve efficiencies, save labor and improve asset utilization:
•	Fulfill-Rx™ — Ordering and inventory management system that integrates McKesson pharmaceutical distribution services with our automation solutions, thus empowering hospitals to optimize the often complicated and disjointed processes related to unit-based cabinet replenishment and inventory management.

•	Asset Management — Award-winning inventory optimization and purchasing management program that helps institutional providers lower costs while ensuring product availability.

•	SKY Packaging — Blister-format packaging containing the most widely prescribed dosages and strengths in generic oral solid-medications. Enables acute care, long-term care and institutional pharmacies to provide cost-effective, uniform packaging.

•	McKesson 340B Manager — Software solution that manages, tracks, and reports on the medication replenishment associated with the federal 340B Drug Pricing Program, helping institutional providers maximize their 340B return.

•	AccessHealth® — Expert service for third-party contracting and payment consolidation that helps institutional providers save time and accelerate reimbursement.

•	High Performance Pharmacy — Framework that identifies and categorizes hospital pharmacy best practices to help improve clinical outcomes and financial results. The High Performance Pharmacy Assessment Tool and the High Performance Pharmacy Benchmarking Service enable hospital pharmacies to measure against comparable institutions and chart a step-by-step path to high performance.
     International Pharmaceutical Distribution: McKesson Canada, a wholly-owned subsidiary, is the largest pharmaceutical distributor in Canada. McKesson Canada, through its network of 17 distribution centers, provides logistics and distribution to more than 800 manufacturers – delivering their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions throughout Canada. Beyond pharmaceutical distribution, logistics and order fulfillment, McKesson Canada has automated over 2,500 retail pharmacies and is also active in hospital automation solutions, dispensing more than 100 million doses each year. In partnership with other McKesson businesses, McKesson Canada provides a full range of services to Canadian manufacturers and healthcare providers, contributing to the quality and safety of care for Canadian patients.
     We also own an approximate 49% interest in Nadro, the leading pharmaceutical distributor in Mexico.
     Medical–Surgical Distribution: Medical-Surgical distribution provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers including physicians’ offices, surgery centers, extended care facilities, homecare and occupational health sites through a network of 29 distribution centers within the U.S. This business is the leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care, occupational health facilities and homecare sites (extended care). Through a variety of technology products and services geared towards the supply chain, our Medical-Surgical distribution business is focused on helping its customers operate more efficiently while providing the industry’s most extensive product offering, including our own private label line. This business also includes ZEE® Medical, North America’s leading provider of first aid, safety and training solutions, providing services to industrial and commercial customers. This business offers an extensive line of products and services aimed at maximizing productivity and minimizing the liability and cost associated with workplace illnesses and injuries.
     McKesson Retail Automation: This business supplies integrated pharmacy management systems and services to retail and institutional outpatient pharmacies as well as payors. We also own an approximate 39% interest in Parata which sells automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies.
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

McKESSON CORPORATION
Technology Solutions
     Our Technology Solutions segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve quality and patient safety, reduce the cost and variability of care and better manage their resources and revenue stream. This segment markets its products and services to integrated delivery networks, hospitals, physician practices, home healthcare providers, retail pharmacies and payors. This segment also includes our Payor group of businesses, which includes our InterQual® and clinical auditing and compliance software businesses and our disease and medical management programs. The segment sells its solutions and services internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel.
     The product portfolio for the Technology Solutions segment is designed to address a wide array of healthcare clinical and business performance needs ranging from medication safety and information access to revenue cycle management, resource utilization and physician adoption of electronic health records (“EHR”). Analytics software enables organizations to measure progress as they automate care processes for optimal clinical outcomes, business and operating results, and regulatory compliance. To ensure that organizations achieve the maximum value for their information technology investment, the Technology Solutions segment also offers a wide range of services to support the implementation and use of solutions as well as assist with business and clinical redesign, process re-engineering and staffing (both information technology and back-office).
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
     Financial management: The segment’s revenue cycle solutions are designed to reduce days in accounts receivable, prevent insurance claim denials, reduce costs and improve productivity. Examples of solutions include online patient billing, contract management, electronic claims processing and coding compliance checking. The segment’s hospital information systems play a key role in managing the revenue cycle by automating the operation of individual departments and their respective functions within the inpatient environment.
     Resource management: Resource management solutions consist of an integrated suite of applications that enhance an organization’s ability to plan and optimize the delivery of quality patient care. These solutions automate the management of the workforce, supply chain, surgical and anesthesia documentation, and provide analytics for performance measurement. Linking resource requirements to care protocols, the resource management solutions enhance predictability, improve communication, reduce variability and lower overall costs associated with care delivery.
     Automation: Automation solutions include technologies that help hospitals re-engineer and improve their medication use and supply management processes. Examples include centralized pharmacy automation for unit-dose medications, unit-based cabinet technologies for secure medication storage and rapid retrieval, point-of-use supply automation systems for inventory management and revenue capture, and an automated medication administration system for ensuring accuracy at the point of care. Based on a foundation of bar-code scanning technology, these integrated solutions are designed to reduce errors and bring new levels of safety to patients.

McKESSON CORPORATION
     Physician practice solutions: The segment provides a complete solution for physician practices of all sizes that includes software, revenue cycle outsourcing and connectivity services. Software solutions include practice management and EHR software for physicians of every size, specialty or geographic location. The segment’s physician practice offering also includes outsourced billing and collection services as well as services that connect physicians with their patients, hospitals, retail pharmacies and payors. Revenue cycle outsourcing enables physician groups to avoid the infrastructure investment and administrative costs of their own in-house billing office. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice.
     Connectivity: Through the segment’s vendor-neutral RelayHealth® and its “intelligent” network, the company provides interactive solutions that streamline clinical, financial and administrative communication between patients, providers, payors, pharmacies and financial institutions. RelayHealth helps to accelerate the delivery of high-quality care and improve financial performance through online consultation of physicians by patients, electronic prescribing by physicians, point-of-service resolution of pharmacy claims by payors, pre-visit financial clearance of patients by providers and post-visit settlement of provider bills by payors and patients. RelayHealth securely processes more than 12 billion financial and clinical transactions annually.
     In addition to the product offerings described above, the Technology Solutions segment offers a comprehensive range of services to help organizations derive greater value, enhance satisfaction and return on investment throughout the life of the solutions implemented. The range of services includes:
     Technology Services: The segment has worked with numerous healthcare organizations to support the smooth operation of their information systems by providing the technical infrastructure designed to maximize application accessibility, availability, security and performance.
     Professional Services: Professional services help customers achieve business results from their software or automation investment. The segment offers a wide array of quality service options, including consulting for business and/or clinical process improvement and re-design as well as implementation, project management, technical and education services relating to all products in the Technology Solutions segment.
     Outsourcing Services: The segment helps organizations focus their resources on healthcare while the segment manages their information technology or operations through managed services, including outsourcing. Service options include remote hosting, managing hospital data processing operations, as well as strategic information systems planning and management, revenue cycle processes, payroll processing, business office administration and major system conversions.
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

McKESSON CORPORATION
Competition
     In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segment) which may from time to time decide to develop, for their own internal needs, supply management capabilities provided by the segment. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in this segment.
     Our Technology Solutions segment experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, hardware vendors and Internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered.
Intellectual Property
     The principal trademarks and service marks of the Distribution Solutions segment include: AccessHealth®, Acumax®, Closed Loop DistributionSM, Comets®, ConsumerScriptSM,.com Pharmacy Solutions®, Econolink®, Empowering Healthcare®, EnterpriseRx™, Expect More From MooreSM, FrontEdge™, Fulfill-Rx™, Health Mart®, High Performance PharmacySM, LoyaltyScriptSM, Max ImpactSM, McKesson®, McKesson Advantage®, McKesson Empowering Healthcare®, McKesson Max Rewards®, McKesson OneStop Generics®, McKesson Priority Express®, McKesson Supply ManagerSM, MediNet™, Medi-Pak®, Mobile ManagerSM, Moore Medical®, MoorebrandSM, NOA®, Pharma360®, PharmacyRx™, Pharmaserv®, PharmAssureSM, ProIntercept®, ProMed®, ProPBM®, RX PakSM, RX Savings Access®, ServiceFirst®, Staydry®, Sunmark®, Supply Management OnlineSM, TrialScript®, Valu-Rite®, XVIII B Medi Mart® and ZEE®.
     The substantial majority of technical concepts and codes embodied in our Technology Solutions segment’s computer programs and program documentation are protected as trade secrets. The principal trademarks and service marks for this segment are: AcuDose-Rx®, ANSOS™, Ask-A-Nurse®, Care Fully Connected™, CareEnhance®, CarePoint-RN™, Connect-RN™, Connect-Rx®, CRMS®, DataStat®, ePremis®, Episode Profiler®, E-Script™, Fulfill-RxSM, HealthQuest®, Horizon Admin-Rx™, Horizon Clinicals®, HorizonWP®, InterQual®, Lytec®, MedCarousel®, Medisoft™, One-Call®, One-Staff®, ORSOS™, PACMED™, Pak Plus-Rx®, Paragon®, Pathways 2000®, Patterns Profiler™, Per-Se®, Per-Se Technologies® (and logo), PerYourHealth.com®, Practice Partner®, Premis®, RelayHealth®, ROBOT-Rx®, SelfPace®, Series 2000™, STAR 2000™, SupplyScan™, TRENDSTAR® and WebVisit™.
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

McKESSON CORPORATION
Other Information About the Business
     Customers: In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2008, sales to our ten largest customers accounted for approximately 53% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“Caremark,”) and Rite Aid Corporation (“Rite Aid”) accounted for 14% and 13% of our total consolidated revenues. At March 31, 2008, accounts receivable from our ten largest customers were approximately 43% of total accounts receivable. Accounts receivable from Caremark and Rite Aid were approximately 12% and 11% of total accounts receivable. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.
     Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 9% of our purchases in 2008. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers on the whole are good. The ten largest suppliers in 2008 accounted for approximately 48% of our purchases.
     A significant portion of our distribution arrangements with the manufacturers provides us compensation based on a percentage of our purchases. However, we also have certain distribution arrangements with manufacturers that include an inflation-based compensation component whereby we benefit when the manufacturers increase their prices as we sell our inventory being held at the new higher prices. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to us, could adversely impact our gross profit margin. In 2008 and 2007, we benefited from certain branded manufacturers’ price increases on selected drugs.
     Research and Development: Our development expenditures primarily consist of our investment in software development held for sale. We expended $420 million, $359 million and $285 million for development activities in 2008, 2007 and 2006, and of these amounts, we capitalized 17%, 21% and 22%. Development expenditures are primarily incurred by our Technology Solutions segment. Our Technology Solutions segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals and other customers. We believe a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our development activities is included in Financial Note 1 to the consolidated financial statements, “Significant Accounting Policies,” appearing in this Annual Report on Form 10-K.
     Environmental Regulation: We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 17 to the consolidated financial statements, “Other Commitments and Contingent Liabilities,” appearing in this Annual Report on Form 10-K. Other than any expenditures that may be required in connection with those legal matters, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2008 and is not expected to be material in the next year.
     Employees: On March 31, 2008, we employed approximately 32,900 persons compared to 31,800 in 2007 and 26,400 in 2006.
     Financial Information About Foreign and Domestic Operations: Information as to foreign and domestic operations is included in Financial Notes 1 and 21 to the consolidated financial statements, “Significant Accounting Policies” and “Segments of Business,” appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
Item 1A. Risk Factors
     Information regarding our risk factors is included in the Financial Review under the captions “Factors Affecting Forward-Looking Statements” and “Additional Factors That May Affect Future Results,” beginning on page 49 of this Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Because of the nature of our principal businesses, our plant, warehousing, office and other facilities are operated in widely dispersed locations. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 12 to the consolidated financial statements, “Lease Obligations,” appearing in this Annual Report on Form 10-K.
Item 3. Legal Proceedings
     Certain legal proceedings in which we are involved are discussed in Financial Note 17 to our consolidated financial statements, “Other Commitments and Contingent Liabilities,” appearing in this Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2008.

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

Name	Age	Position with Registrant and Business Experience
John H. Hammergren	49	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company – 12 years.

Jeffrey C. Campbell	47	Executive Vice President and Chief Financial Officer since April 2004; Senior Vice President and Chief Financial Officer from December 2003 to April 2004. Senior Vice President and Chief Financial Officer, AMR Corporation (2002-2003). Service with the Company – 4 years.

Paul C. Julian	52	Executive Vice President, Group President since April 2004; Senior Vice President from August 1999 to April 2004; President of the Distribution Solutions business since March 2000. Service with the Company – 12 years.

Paul E. Kirincic	57	Executive Vice President, Human Resources since April 2004; Senior Vice President, Human Resources from January 2001 to April 2004. Service with the Company – 7 years.

Marc E. Owen	48	Executive Vice President, Corporate Strategy and Business Development since April 2004; Senior Vice President, Corporate Strategy and Business Development from September 2001 to April 2004. Service with the Company – 7 years.

Pamela J. Pure	47	Executive Vice President, President, McKesson Technology Solutions (formerly, McKesson Provider Technologies) since April 2004; Chief Operating Officer of McKesson Information Solutions from January 2002 to April 2004. Service with the Company – 7 years.

Laureen E. Seeger	46	Executive Vice President, General Counsel and Secretary since March 2006; Vice President and General Counsel of McKesson Provider Technologies from February 2000 to March 2006. Service with the Company – 8 years.

Randall N. Spratt	56	Executive Vice President, Chief Information Officer since July 2005; Senior Vice President, Chief Process Officer, McKesson Provider Technologies from April 2003 to July 2005; Senior Vice President, Imaging, Technology and Business Process Improvement from January 2000 to April 2003. Service with the Company – 22 years

McKESSON CORPORATION
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities and Stock Price Performance Graph
(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”). High and low prices for the common stock by quarter are included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2008 was approximately 9,500.

(c)	Dividends: Dividend information is included in Financial Note 22 to the consolidated financial statements, “Quarterly Financial Information (Unaudited),” appearing in this Annual Report on Form 10-K.

In April 2008, the Company’s Board of Directors (“Board”) approved a change in the Company’s dividend policy by increasing the amount of the Company’s quarterly dividend from six cents to twelve cents per share, which will apply to ensuing quarterly dividend declarations until further action by the Board.

(d)	Share Repurchase Plans: The following table provides information on the Company’s share repurchases during the fourth quarter of 2008:

	Share Repurchases (1)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs

January 1, 2008 – January 31, 2008	—	$—	—	$1,086
February 1, 2008 – February 29, 2008	8	58.64	8	630
March 1, 2008 – March 31, 2008	5	57.42	5	314

Total	13	58.14	13	314

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
     In April and September 2007, the Board approved two new plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, we repurchased a total of 28 million shares for $1,686 million, fully utilizing the April 2007 plan, leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. Stock repurchases may be made from time-to-time in open market or private transactions.

McKESSON CORPORATION
(e)	Stock Price Performance Graph: The following graph compares the cumulative total stockholder return on the Company’s common stock for the periods indicated with the Standard & Poor’s 500 Index and the Value Line Healthcare Sector Index (composed of 154 companies in the health care industry, including the Company).

	March 31,
	2003	2004	2005	2006	2007	2008

McKesson Corporation	$100.00	$121.66	$153.74	$213.39	$240.76	$216.23
S&P 500 Index	$100.00	$135.12	$144.16	$161.07	$180.13	$170.98
Value Line Healthcare Sector Index	$100.00	$117.09	$122.89	$138.67	$146.74	$137.80

*	Assumes $100 invested in the Company’s common stock and in each index on March 31, 2003 and that all dividends are reinvested.
Item 6. Selected Financial Data
     Selected financial data is presented in the Five-Year Highlights section of this Annual Report on Form 10-K.

McKESSON CORPORATION
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
     Internal Control over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on page 58 and page 59 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
     Changes in Internal Controls
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

McKESSON CORPORATION
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial expert is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Item 4 of Part I of this Annual Report on Form 10-K.
     Pursuant to Section 303A.12 (a) of the NYSE Listed Company Manual, the Company’s Chief Executive Officer submitted to the NYSE a certification, dated August 20, 2007, stating that, as of such date, he was not aware of any violation by the Company of any NYSE corporate governance listing standards.
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
One Post Street, 35th Floor
San Francisco, CA 94104
(800) 826-9360
     The Company intends to disclose required information regarding any amendment to or waiver under the Code of Ethics referred to above by posting such information on our Web site within four business days after any such amendment or waiver.
Item 11. Executive Compensation
     Information with respect to this item is incorporated by reference from the discussion under the heading “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Principal Stockholders” in our Proxy Statement.

McKESSON CORPORATION
     The following table sets forth information as of March 31, 2008 with respect to the plans under which the Company’s common stock is authorized for issuance:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
Plan Category	outstanding options,	outstanding options,	securities reflected in
(In millions, except per share amounts)	warrants and rights	warrants and rights	the first column )

Equity compensation plans approved by security holders(1)	16.5	$55.25	21.4 (2)
Equity compensation plans not approved by security holders(3),(4)	9.5	36.11	—

(1)	Includes shares available for purchase under the 2000 Employee Stock Purchase Plan (“ESPP”). Also includes options outstanding under the 1994 Stock Option and Restricted Stock Plan, which expired October 2004, the 2005 Stock Plan, and the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, which was replaced by the 2005 Stock Plan, following its approval by the stockholders on July 27, 2005.

(2)	Includes 5,565,419 shares available for purchase under the ESPP and 15,857,925 shares available for grant under the 2005 Stock Plan as of March 31, 2008.

(3)	Includes options that remain outstanding under the terminated broad-based 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan, and two stock option plans, all of which were replaced by the 2005 Stock Plan following its approval by the stockholders on July 27, 2005.

(4)	As a result of acquisitions, the Company currently has five assumed option plans under which options are exercisable for 360,242 shares of Company common stock. No further awards will be made under any of the assumed plans and information regarding the assumed options is not included in the table above.
     The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2005 Stock Plan related to Non-Employee Directors, which is administered by the Committee on Directors and Corporate Governance.
     2005 Stock Plan: The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company’s stockholders on July 27, 2005. The 2005 Stock Plan initially provided for the grant of up to 13 million shares in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance shares and other share-based awards. The 2005 Stock Plan was subsequently amended by the Board of Directors on May 23, 2007 to increase the common stock reserved for issuance by 15 million shares, which was approved by stockholders on July 25, 2007. For any one share of common stock issued in connection with a stock-settled stock appreciation right, restricted stock award, restricted stock unit award, performance share or other share-based award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock appreciation right or option, shares used to pay the withholding taxes related to a stock award, or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan.
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
     Non-employee directors receive an annual grant of up to 5,000 RSUs, which vest immediately; however, payment of any shares is delayed until the director is no longer performing services for the Company. The 2005 Stock Plan replaced the 1997 Non-Employee Directors Equity Compensation and Deferral Plan.
     2000 Employee Stock Purchase Plan (the “ESPP”): The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company’s international and certain other subsidiaries. As to those employees, the ESPP does not so qualify under Section 423 of the Internal Revenue Code. Currently, 16.1 million shares have been approved by stockholders for issuance under the ESPP.

McKESSON CORPORATION
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
Item 14. Principal Accounting Fees and Services
     Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2009” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedule
(a)	Financial Statements, Financial Statement Schedule and Exhibits

Page
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm See “Index to Consolidated Financial Information”	25

Supplementary Consolidated Financial Statement Schedule— Valuation and Qualifying Accounts	20

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

McKesson Corporation
Dated: May 7, 2008	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

     On behalf of the Registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

*	*
John H. Hammergren	Marie L. Knowles, Director
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

*	*

Jeffrey C. Campbell	David M. Lawrence M.D., Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

*

Nigel A. Rees	Edward A. Mueller, Director
Vice President and Controller
(Principal Accounting Officer)

*	*

Andy D. Bryant, Director	James V. Napier, Director

*	*

Wayne A. Budd, Director	Jane E. Shaw, Director

*	/s/ Laureen E. Seeger

Alton F. Irby III, Director	Laureen E. Seeger
*Attorney-in-Fact

*
M. Christine Jacobs, Director	Dated: May 7, 2008

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2008, 2007 and 2006
(In millions)

		Additions
					Deductions
	Balance at	Charged to		Charged to	From		Balance at
	Beginning of	Costs and		Other	Allowance		End of
Description	Year	Expenses		Accounts (3)	Accounts (1)		Year (2)

Year Ended March 31, 2008
Allowances for doubtful accounts	$139	$41		$17	$(34)		$163	(4)
Other allowances	11	—		—	(2)		9

	$150	$41		$17	$(36)		$172

Year Ended March 31, 2007
Allowances for doubtful accounts	$124	$24		$15	$(24)		$139	(4)
Other allowances	7	4		—	—		11

	$131	$28		$15	$(24)		$150

Year Ended March 31, 2006
Allowances for doubtful accounts	$113	$26	(5)	$23	$(38	) (5)	$124
Other allowances	3	3		1	—		7

	$116	$29		$24	$(38)		$131

	2008	2007	2006

(1) Deductions:
Written off	$32	$24	$23
Credited to other accounts	2	—	15	(5)

Total	$34	$24	$38

(2) Amounts shown as deductions from receivables	$172	$150	$131

(3)	Primarily represents additions relating to acquisitions.

(4)	Includes a $10 million allowance for non-current receivables.

(5)	Includes a $15 million recovery of a previously reserved doubtful account.

McKESSON CORPORATION
EXHIBIT INDEX
     Exhibits identified under “Incorporated by Reference” in the table below are on file with the Commission and are incorporated by reference as exhibits hereto.

		Incorporated by Reference
Exhibit			File
Number	Description	Form	Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 25, 2007.	10-Q	1-13252	3.1	October 31, 2007

3.2	Amended and Restated By-Laws of the Company, dated as of January 4, 2007.	8-K	1-13252	3.1	January 8, 2007

4.1	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee.	10-K	1-13252	4.4	June 19, 1997

4.2	Amended and Restated Declaration of Trust of McKesson Financing Trust, dated as of February 20, 1997, among the Company, The First National Bank of Chicago, as Institutional Trustee, First Chicago, Inc., as Delaware Trustee, and the Regular Trustees.	S-3	333-26443	4.2	June 18, 1997

4.3	Indenture, dated as of January 29, 2002, between the Company, as Issuer, and the Bank of New York, as Trustee.	10-K	1-13252	4.6	June 12, 2002

4.4	Indenture, dated as of March 5, 2007, by and between the Company, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee.	8-K	1-13252	4.1	March 5, 2007

10.1	Letter Agreement, dated January 11, 2005, and Annex A (Stipulation and Agreement of Settlement between Lead Plaintiff and Defendants McKesson HBOC, Inc. and HBO & Company) thereto in connection with the consolidated securities class action.	8-K	1-13252	99.1	January 18, 2005

10.2*	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through May 26, 2004.	—	—	—	—

10.3*	Statement of Terms and Conditions Applicable to certain Stock Options granted on August 16, 1999.	10-K	1-13252	10.38	June 13, 2000

10.4*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004

10.5*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated as of January 29, 2003.	10-K	1-13252	10.6	June 6, 2003

10.6*	McKesson Corporation Deferred Compensation Administration Plan, amended and restated effective October 28, 2004.	10-K	1-13252	10.6	May 13, 2005

10.7* †	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated effective October 28, 2004, including Amendment No. 1 thereto effective July 25, 2007.	—	—	—	—

McKESSON CORPORATION

		Incorporated by Reference
Exhibit			File
Number	Description	Form	Number	Exhibit	Filing Date
10.8* †	McKesson Corporation Deferred Compensation Administration Plan III, effective January 1, 2005, including Amendment No. 1 thereto effective July 25, 2007.	—	—	—	—

10.9*	McKesson Corporation 1994 Option Gain Deferral Plan, as amended and restated effective October 28, 2004.	10-K	1-13252	10.8	May 13, 2005

10.10*	McKesson Corporation Management Deferred Compensation Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.9	May 13, 2005

10.11*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated as of May 22, 2007.	10-Q	1-13252	10.2	July 30, 2007

10.12*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.11	May 13, 2005

10.13*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated January 1, 2005.	10-Q	1-13252	10.13	November 1, 2006

10.14*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated effective as of October 27, 2006.	10-Q	1-13252	10.14	November 1, 2006

10.15*	McKesson Corporation Long-Term Incentive Plan, as amended and restated as of January 1, 2005.	10-Q	1-13252	10.15	November 1, 2006

10.16*	McKesson Corporation Stock Purchase Plan, as amended through July 31, 2002.	10-K	1-13252	10.19	June 6, 2003

10.17*	Statement of Terms and Conditions Applicable to Certain Stock Options Granted on January 27, 1999.	10-K	1-13252	10.28	July 16, 1999

10.18*	Form of Restricted Stock Unit Agreement under the 2005 Stock Plan.	10-K	1-13252	10.19	May 16, 2006

10.19*	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted to Outside Directors Pursuant to the 2005 Stock Plan, effective July 27, 2007.	—	—	—	—

10.20*	Form of Stock Option Grant Notice under the 2005 Stock Plan.	10-K	1-13252	10.20	May 16, 2006

10.21*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 25, 2007.	10-Q	1-13252	10.1	October 31, 2007

10.22*	Statement of Terms and Conditions Applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares Granted to Employees Pursuant to the 2005 Stock Plan, effective April 25, 2006.	10-K	1-13252	10.23	May 16, 2006

10.23*	Statement of Terms and Conditions Applicable to Officers Pursuant to the 2005 Stock Plan.	8-K	1-13252	10.1	May 26, 2006

10.24*	Statement of Terms and Conditions Applicable to the Chief Executive Officer Pursuant to the 2005 Stock Plan.	8-K	1-13252	10.2	May 26, 2006

McKESSON CORPORATION

		Incorporated by Reference
Exhibit			File
Number	Description	Form	Number	Exhibit	Filing Date
10.25 †††	Deed of Settlement and Amendment in Relation to Human Resources and Payroll Services Contract dated as of June 22, 2005 between the Secretary of State for Health for the United Kingdom and McKesson Information Solutions UK Limited.	10-Q	1-13252	10.1	August 1, 2005

10.26	Amended and Restated Receivables Purchase Agreement, dated as of June 11, 2004, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and Bank One, N.A. (Main Office Chicago), as collateral agent.	10-K	1-13252	10.20	May 13, 2005

10.27
Amended and Restated Credit Agreement, dated as of June 8, 2007 among the Company and McKesson Canada Corporation, collectively, the Borrowers, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. (acting through its Canada branch), as Canadian Administrative Agent, JPMorgan Chase Bank and Wachovia Bank, National Association, as Co-Syndication Agents, Wachovia Bank, National Association, as L/C Issuer, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., Seattle branch, as Co-Documentation Agents, and The Other Lenders Party Hereto Banc of America Securities LLC, as sole lead arranger and sole book manager.
		8-K	1-13252	10.1	June 14, 2007

10.28	Purchase Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.	10-K	1-13252	10.41	June 6, 2003

10.29	Services Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.	10-K	1-13252	10.42	June 6, 2003

10.30	Interim Credit Agreement, dated as of January 26, 2007, among the Company, Bank of America N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, the other Lenders party there to, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers.	8-K	1-13252	10.1	January 26, 2007

10.31*	Amended and Restated Employment Agreement, dated as of November 1, 2006, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.30	November 11, 2006

10.32*	Amended and Restated Employment Agreement, dated as of November 1, 2006, by and between the Company and its Executive Vice President and President, McKesson Technology Solutions.	10-Q	1-13252	10.31	January 30, 2007

McKESSON CORPORATION

Incorporated by Reference
Exhibit			File
Number	Description	Form	Number	Exhibit	Filing Date

10.33*	Amended and Restated Employment Agreement, dated as of November 1, 2006, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.32	January 30, 2007

10.34*	McKesson Corporation Change in Control Policy for Selected Executive Employees, effective as of November 1, 2006.	10-Q	1-13252	10.33	November 1, 2006

12 †	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—

21 †	List of Subsidiaries of the Registrant.	—	—	—	—

23 †	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—

24 †	Power of Attorney.	—	—	—	—

31.1 †	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2 †	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32 ††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

†††	Confidential treatment has been granted for certain portions of this exhibit and such confidential portions have been filed with the Commission.
     Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the Registrant, the authorized principal amount of which does not exceed 10% of the total assets of the Registrant.

McKESSON CORPORATION

McKESSON CORPORATION
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share amounts and ratios)	2008	2007	2006	2005	2004

Operating Results
Revenues	$101,703	$92,977	$86,983	$79,096	$67,993
Percent change	9.4%	6.9%	10.0%	16.3%	22.0%
Gross profit	5,009	4,332	3,777	3,342	3,107
Income (loss) from continuing operations before income taxes	1,457	1,297	1,171	(266)	869
Income (loss) after income taxes
Continuing operations	989	968	745	(173)	621
Discontinued operations	1	(55)	6	16	26
Net income (loss)	990	913	751	(157)	647

Financial Position
Working capital	2,438	2,730	3,527	3,658	3,706
Days sales outstanding for: (1)
Customer receivables	22	21	22	23	25
Inventories	33	32	29	34	36
Drafts and accounts payable	44	43	41	40	40
Total assets	24,603	23,943	20,961	18,775	16,240
Total debt, including capital lease obligations	1,797	1,958	991	1,211	1,485
Stockholders’ equity	6,121	6,273	5,907	5,275	5,165
Property acquisitions	195	126	166	135	110
Acquisitions of businesses, net	610	1,938	589	76	49

Common Share Information
Common shares outstanding at year-end	277	295	304	299	290
Shares on which earnings (loss) per common share were based
Diluted	298	305	316	294	299
Basic	291	298	306	294	290
Diluted earnings (loss) per common share (2)
Continuing operations	$3.32	$3.17	$2.36	$(0.59)	$2.10
Discontinued operations	—	(0.18)	0.02	0.06	0.09
Total	3.32	2.99	2.38	(0.53)	2.19
Cash dividends declared	70	72	74	71	70
Cash dividends declared per common share	0.24	0.24	0.24	0.24	0.24
Book value per common share (3)	22.10	21.26	19.43	17.64	17.81
Market value per common share — year end	52.37	58.54	52.13	37.75	30.09

Supplemental Data
Capital employed (4)	7,918	8,231	6,898	6,486	6,650
Debt to capital ratio (5)	22.7%	23.8%	14.4%	18.7%	22.3%
Net debt to net capital employed (6)	6.6%	0.1%	(24.1)%	(12.6)%	13.1%
Average stockholders’ equity (7)	6,344	6,022	5,736	5,264	4,835
Return on stockholders’ equity (8)	15.6%	15.2%	13.1%	(3.0)%	13.4%

Footnotes to Five-Year Highlights:

(1)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(2)	Certain computations may reflect rounding adjustments.

(3)	Represents stockholders’ equity divided by year-end common shares outstanding.

(4)	Consists of total debt and stockholders’ equity.

(5)	Ratio is computed as total debt divided by capital employed.

(6)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(7)	Represents a five-quarter average of stockholders’ equity.

(8)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.

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
     In April 2007, we reconfigured our operating segments to better align product development and selling efforts with the evolving needs of the healthcare market, resulting in the following operating segments: Distribution Solutions and Technology Solutions. See Financial Note 21 to the accompanying consolidated financial statements, “Segments of Business,” for a description of these segments. All periods presented have been reclassified to conform to the April 2007 changes in our organization.
RESULTS OF OPERATIONS
     Overview:

	Years Ended March 31,
(In millions, except per share data)	2008	2007	2006

Revenues	$101,703	$92,977	$86,983
Securities Litigation pre-tax credits (charge), net	5	6	(45)
Income from Continuing Operations Before Income Taxes	$1,457	$1,297	$1,171
Income Tax Provision	(468)	(329)	(426)

Income from Continuing Operations	989	968	745
Discontinued Operations, net	1	(55)	6

Net Income	$990	$913	$751

Diluted Earnings Per Share
Continuing Operations	$3.32	$3.17	$2.36
Discontinued Operations	—	(0.18)	0.02

Total	$3.32	$2.99	$2.38

     Revenues increased 9% to $101.7 billion and 7% to $93.0 billion in 2008 and 2007. The increase in revenues primarily reflects market growth rates in our Distribution Solutions segment, which accounted for 97% of our consolidated revenues. Revenues for 2008 also benefited from our acquisitions of Oncology Therapeutics Network (“OTN”) in October 2007 and Per-Se Technologies, Inc. (“Per-Se”) in January 2007. Revenues for 2007 also benefited from our acquisition of D&K Healthcare Resources, Inc. (“D&K”) in August 2005.
     Gross profit increased 16% to $5.0 billion in 2008 and 15% to $4.3 billion in 2007. As a percentage of revenues, gross profit increased 27 basis points (“bp”) to 4.93% in 2008 and 32 bp to 4.66% in 2007. The increase in our 2008 gross profit margin primarily reflects a greater proportion of higher margin Technology Solutions products and an improvement in our Distribution Solutions’ segment margin. The increase in our 2007 gross profit margin primarily reflects improvement in our U.S. pharmaceutical distribution business, including a decrease in our receipt of antitrust class action lawsuits settlements. Our 2008, 2007 and 2006 gross profit includes the receipt of $14 million, $10 million and $95 million of cash proceeds representing our share of settlements of antitrust class action lawsuits.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Operating expenses were $3.5 billion, $3.1 billion and $2.7 billion in 2008, 2007 and 2006. Operating expenses increased 15% in 2008 and 16% in 2007 primarily reflecting additional operating expenses incurred to support our sales growth, expenses associated with our business acquisitions and higher employee compensation expenses including expenses for share-based compensation. Additionally, operating expenses for 2007 were impacted by a decrease in charges associated with our Securities Litigation. Operating expenses for 2008, 2007 and 2006 include pre-tax credits of $5 million and $6 million and pre-tax charges of $45 million for our Securities Litigation.
     Other income, net decreased in 2008 primarily reflecting a decrease in interest income due to lower cash balances and lower interest rates. Other income, net in 2007 approximated that of 2006.
     Interest expense increased 43% to $142 million in 2008 primarily reflecting the issuance of $1.0 billion of long-term debt as part of our $1.8 billion acquisition of Per-Se. Interest expense increased 5% to $99 million in 2007.
     Income from continuing operations before income taxes was $1,457 million, $1,297 million and $1,171 million in 2008, 2007 and 2006, reflecting the above noted factors.
     Our reported income tax rates were 32.1%, 25.4% and 36.4% in 2008, 2007 and 2006. Fluctuations in our reported income tax rates are primarily due to changes in income within states and foreign countries that have lower tax rates as well as other discrete tax events that occurred during the year. Additionally, in 2007, we recorded an $83 million credit to our income tax provision relating to the reversal of income tax reserves related to uncertain tax matters surrounding our Consolidated Securities Litigation Action costs. The tax reserves were initially established in 2005 and were favorably resolved in 2007.
     In 2007, results from discontinued operations were an after-tax loss of $55 million or $0.18 per diluted share, which included the divestiture of our Distribution Solutions segment’s Acute Care medical-surgical supply business. This business was sold for net cash proceeds of $160 million and resulted in an after-tax loss of $66 million, which included a $79 million non-tax deductible write-off of goodwill. Financial results for the Acute Care business have been reclassified as a discontinued operation for all periods presented. Results from discontinued operations for 2008 and 2006 were $1 million and $6 million after-tax, or nil and $0.02 per diluted share.
     Net income was $990 million, $913 million and $751 million in 2008, 2007 and 2006 and diluted earnings per share was $3.32, $2.99 and $2.38. Excluding the Securities Litigation charges or credit, net income would have been $987 million, $826 million and $781 million in 2008, 2007 and 2006 and diluted earnings per share would have been $3.31, $2.71 and $2.48 (see reconciliation on page 37).
     Revenues:

	Years Ended March 31,
(In millions)	2008	2007	2006

Distribution Solutions
U.S. pharmaceutical direct distribution & services	$60,436	$54,127	$51,730
U.S. pharmaceutical sales to customers’ warehouses	27,668	27,555	25,462

Subtotal	88,104	81,682	77,192
Canada pharmaceutical distribution & services	8,106	6,692	5,910
Medical-Surgical distribution & services	2,509	2,364	2,037

Total Distribution Solutions	98,719	90,738	85,139

Technology Solutions
Services	2,240	1,537	1,217
Software and software systems	591	536	476
Hardware	153	166	151

Total Technology Solutions	2,984	2,239	1,844

Total Revenues	$101,703	$92,977	$86,983

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Revenues increased 9% to $101.7 billion in 2008 and 7% to $93.0 billion in 2007. The growth in revenues was primarily driven by our Distribution Solutions segment, which accounted for 97% of revenues.
     U.S. pharmaceutical direct distribution and service revenues increased in 2008 primarily reflecting market growth rates, new and expanded business and to a lesser extent, due to our acquisition of OTN. During the third quarter of 2008, we acquired OTN, a U.S. distributor of specialty pharmaceuticals. In 2007, revenues increased primarily reflecting market growth rates, expanded business and to a lesser extent, due to our acquisition of D&K. These increases were partially offset by the loss of OTN as a customer. During the second quarter of 2006, we acquired D&K, a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. Market growth rates reflect growing drug utilization and price increases, which are offset in part by the increased use of lower priced generics.
     U.S. pharmaceutical sales to customers’ warehouses increased over the last two years primarily as a result of new and expanded agreements with customers. In 2008, these increases were partially offset by a customer’s loss of a customer and reduced revenues associated with the consolidation of certain customers. Sales to retail customers’ warehouses represent large volume sales of pharmaceuticals primarily to a limited number of large self-warehousing retail chain customers whereby we order bulk product from the manufacturer, receive and process the product through our central distribution facility and subsequently deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. This distribution method is typically not marketed or sold by the Company as a stand alone service; rather, it is offered as an additional distribution method for our large retail chain customers that have an internal self-warehousing distribution network. Sales to customers’ warehouses provide a benefit to these customers because they can utilize the Company as one source for both their direct to-store business and their warehouse business. We have significantly lower gross profit margin on sales to customers’ warehouses as we pass much of the efficiency of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars.
     The customer mix of our U.S. pharmaceutical distribution revenues was as follows:

	2008	2007	2006

Direct Sales
Independents	13%	13%	12%
Institutions	30	29	32
Retail Chains	24	23	22

Subtotal	67	65	66
Sales to retail customers’ warehouses	33	35	34

Total	100%	100%	100%

     From 2006 to 2007, the percentage of total revenue direct and warehouse attributed to the Company’s retail chain customers has grown faster than our other customer groups. This growth has resulted in a negative impact on the Company’s gross profit margin as the retail chain customer group typically has lower gross profit margins as compared to our other customer groups. From 2007 to 2008, the percentage of total direct and warehouse revenue attributed to the Company’s retail chain customers grew slower than our other customer groups. This decline resulted in a positive impact on the Company’s gross profit margin. As previously described, a limited number of our large retail chain customers purchase products through both the Company’s direct and warehouse distribution methods, the latter of which has significantly lower gross profit margin due to the low cost-to-serve model. When evaluating and pricing customer contracts, we do so based on our assessment of total customer profitability. As a result, we do not evaluate the Company’s performance or allocate resources based on sales to customers’ warehouses or gross profit associated with such sales.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Canadian pharmaceutical distribution revenues increased over the last two years primarily reflecting market growth rates and favorable foreign exchange rates. Additionally in 2008, these revenues benefited from new and expanded business, partially offset by six fewer days of sales compared to 2007. Canadian revenues benefited from a 12%, 5% and 7% foreign currency impact in 2008, 2007 and 2006.
     Medical-Surgical distribution and services revenues increased in 2008 primarily reflecting market growth rates and an acquisition, partially offset by the discontinuance of the distribution of a product line. Revenues associated with this product line are now recorded by our U.S. pharmaceutical distribution business. In 2008, these revenues were partially offset by one less week of sales compared to 2007. In 2007, revenues increased primarily reflecting stronger than average market growth rates and due to the acquisition of Sterling Medical Services LLC (“Sterling”) during the first quarter of 2007. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market.
     Technology Solutions revenues increased in 2008 primarily due to the acquisition of Per-Se and increased services revenues, primarily reflecting the segment’s expanded customer bases and clinical software implementations. During the fourth quarter of 2007, we acquired Per-Se, a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. In 2007, revenues for this segment benefited from increased clinical software implementations and to a lesser extent, our acquisition of Per-Se.
     Gross Profit:

	Years Ended March 31,
(Dollars in millions)	2008	2007	2006

Gross Profit
Distribution Solutions	$3,586	$3,252	$2,883
Technology Solutions	1,423	1,080	894

Total	$5,009	$4,332	$3,777

Gross Profit Margin
Distribution Solutions	3.63%	3.58%	3.39%
Technology Solutions	47.69	48.24	48.48
Total	4.93	4.66	4.34

     Gross profit increased 16% to $5.0 billion in 2008 and 15% to $4.3 billion in 2007. As a percentage of revenues, gross profit increased 27 bp in 2008 and 32 bp in 2007. Gross profit margin increased in 2008 primarily reflecting a greater proportion of higher margin Technology Solutions products and an improvement in our Distribution Solutions segment’s margin. Gross profit margin increased in 2007 primarily due to an increase in our Distribution Solutions segment’s gross profit margin.
     In 2008, our Distribution Solutions segment’s gross profit margin increased slightly from that of the prior year. Gross profit margin was impacted by higher buy side margins, the benefit of increased sales of generic drugs with higher margins, a decline in impairment charges associated with the write-down of certain abandoned assets within our retail automation group and an increase associated with a smaller proportion of revenues within the segment attributed to sales to customers’ warehouses. These increases were partially offset by a decline in sell margin and last-in, first-out (“LIFO”) inventory credits ($14 million in 2008 compared with $64 million in 2007).
     For each of the last three years, we estimate that the Company’s total gross profit margin on sales to customers’ warehouses represented about 5% of the segment’s total gross profit dollars. As previously discussed, from 2006 to 2007 the percentage of total direct and warehouse revenue attributed to our retail chain customers, grew faster than our other customer groups. This change resulted in a negative impact on the Company’s gross profit margin as this customer group typically has lower margins as compared to our other customer groups. From 2007 to 2008, the percentage of total direct and warehouse revenue attributed to our retail chain customers grew slower than our other customer groups. This decline resulted in a positive impact on the Company’s gross profit margin.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Our Distribution Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than do other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Distribution Solutions’ distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years. Additional information regarding our LIFO accounting is included under the caption “Critical Accounting Policies” included in this Financial Review.
     In 2007, our Distribution Solutions segment’s gross profit margin increased compared to the prior year. Gross profit margin was impacted by higher buy side margins, the benefit of increased sales of generic drugs with higher margins and an increase in LIFO inventory credits ($64 million in 2007 compared with $32 million in 2006). In addition, gross profit margin benefited from a relatively stable sell side margin. Partially offsetting these increases was a decrease associated with antitrust settlements ($10 million in 2007 compared with $95 million in 2006), $15 million of impairment charges associated with the write-down of certain abandoned assets within our retail automation group and a decrease associated with a larger proportion of revenues within the segment attributed to sales to customers’ warehouses.
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
     Technology Solutions segment’s gross profit margin decreased primarily reflecting a change in product mix. In 2008, this segment’s product mix included a higher proportion of lower margin Per-Se service revenues. Partially offsetting this decrease, 2008 gross profit margin was positively impacted by the recognition of $21 million of disease management deferred revenues for a contract for which expenses associated with these revenues were previously recognized as incurred.
     Operating Expenses:

	Years Ended March 31,
(Dollars in millions)	2008	2007	2006

Operating Expenses
Distribution Solutions	$2,138	$1,896	$1,673
Technology Solutions	1,115	884	720
Corporate	283	294	213

Subtotal	3,536	3,074	2,606
Securities Litigation (credits) charge, net	(5)	(6)	45

Total	$3,531	$3,068	$2,651

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.17%	2.09%	1.97%
Technology Solutions	37.37	39.48	39.05
Total	3.47	3.30	3.05

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Operating expenses increased 15% to $3.5 billion in 2008 and 16% to $3.1 billion in 2007. Operating expenses for 2008, 2007 and 2006 include pre-tax credits of $5 million and $6 million and a pre-tax charge of $45 million for our Securities Litigation. Excluding the impact of our Securities Litigation, operating expenses increased 15% and 18% in 2008 and 2007. Operating expenses as a percentage of revenues increased 17 bp to 3.47% in 2008 and 25 bp to 3.30% in 2007 (or 17 bp and 31 bp in 2008 and 2007, excluding the impact of our Securities Litigation). Excluding the Securities Litigation credits, increases in operating expenses primarily reflect additional operating expenses incurred to support our sales growth, expenses associated with our business acquisitions, and higher employee compensation expenses including expenses for share-based compensation, research and development expenses, foreign currency exchange rates and higher bad debt expense.
     Operating expenses included the following significant items:
2008
–	$91 million of share-based compensation expense or $31 million more than the previous year. On April 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options or other equity instruments. The incremental compensation expense was recorded as follows: $9 million and $16 million in our Distribution Solutions and Technology Solutions segments, and $6 million in Corporate expenses,

Due to the accelerated vesting of share-based awards prior to 2007, we anticipate the impact of SFAS No. 123(R) to increase in significance as future awards of share-based compensation are granted and amortized over the requisite service period. Share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, level and types of our grants of annual share-based awards, the attainment of performance goals and actual forfeiture rates. As a result, the actual future share-based compensation expense may differ from historical levels of expense. Information regarding our share based payments is included in Financial Note 19 to the consolidated financial statements, “Share-Based Payment,” appearing in this Annual Report on Form 10-K,

–	$14 million of restructuring charges primarily associated with the abandonment of a Technology Solutions software project, the closure of two Distribution Solutions’ segment distribution centers and the integration of OTN. An additional $5 million of these expenses were recorded to cost of sales. Information regarding our restructuring activities is included in Financial Note 4 to the consolidated financial statements, “Restructuring Activities,” appearing in this Annual Report on Form 10-K,

–	$13 million increase in a legal reserve. During the third quarter of 2008, we engaged in discussions with a governmental agency to settle claims arising out of an inquiry. As a result of these settlement discussions, we recorded an increase in a legal reserve of $13 million within our Distributions Solutions segment. These claims were settled in May 2008 consistent with this reserve. This reserve is not tax deductible, and

–	$8 million of severance expense associated with the realignment of our Technology Solutions workforce. An additional $2 million of severance expense was recorded to cost of sales. Although such actions do not constitute a restructuring plan, they represent independent actions taken from time to time, as appropriate.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
2007
–	$60 million of share-based compensation expense, or $44 million more than the previous year. The incremental compensation expense was recorded as follows: $13 million and $18 million in our Distribution Solutions and Technology Solutions segments, and $13 million in Corporate expenses,

–	$15 million of severance restructuring expense primarily to reallocate product development and marketing resources and to realign one of the international businesses within our Technology Solutions segment, and

–	an $11 million credit to our Distribution Solution’s operating expenses due to a favorable adjustment to a legal reserve.
2006
–	a $45 million net charge for our Securities Litigation and a decrease in legal expenses associated with the litigation which were both recorded in Corporate expenses, and

–	a $15 million credit to our Distribution Solutions’ bad debt expense due to a recovery of a previously reserved customer account.
     Other Income, net:

	Years Ended March 31,
(In millions)	2008	2007	2006

By Segment
Distribution Solutions	$35	$39	$40
Technology Solutions	11	10	13
Corporate	75	83	86

Total	$121	$132	$139

     Other income, net decreased in 2008 primarily reflecting a decrease in interest income due to lower cash balances and lower interest rates. Other income, net in 2007 approximated that of 2006. Interest income, which is primarily recorded in Corporate expenses, was $89 million, $103 million and $105 million in 2008, 2007 and 2006.
     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,
(Dollars in millions)	2008	2007	2006

Segment Operating Profit
Distribution Solutions	$1,483	$1,395	$1,250
Technology Solutions	319	206	187

Subtotal	1,802	1,601	1,437
Corporate Expenses, net	(208)	(211)	(127)
Securities Litigation credit (charge), net	5	6	(45)
Interest Expense	(142)	(99)	(94)

Income from Continuing Operations Before Income Taxes	$1,457	$1,297	$1,171

Segment Operating Profit Margin
Distribution Solutions	1.50%	1.54%	1.47%
Technology Solutions	10.69	9.20	10.14

     Segment operating profit includes gross margin, net of operating expenses, and other income for our two operating segments. Operating profit increased in 2008 primarily reflecting revenue growth and improved operating profit in both of our segments and for 2007, primarily reflecting revenue growth and improved operating profit in our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Operating profit as a percentage of revenues in our Distribution Solutions segment decreased slightly in 2008 primarily reflecting higher operating expenses as a percentage of revenues, partially offset by improved gross profit margin. Operating expenses increased in both dollars and as a percentage of revenues primarily due to a $13 million increase in a legal reserve, our acquisition of OTN, which has a higher ratio of operating expenses as a percentage of revenues and, to a lesser extent, an increase in share-based compensation. Increases in operating expenses were also due to additional costs incurred to support our sales volume growth. Share-based compensation expense for this segment was $26 million and $17 million for 2008 and 2007.
     Operating profit as a percentage of revenues in our Distribution Solutions segment increased in 2007 primarily reflecting an increase in gross profit margin, offset in part by an increase in operating expenses as a percentage of revenues. Operating expenses increased in both dollars and as a percentage of revenues primarily due to additional compensation expense, our acquisition of D&K which had a higher ratio of operating expenses as a percentage of revenues, an increase in bad debt expense and, to a lesser extent, due to an increase in share-based compensation. These increases were partially offset by an $11 million credit to operating expense due to an adjustment to a legal reserve. Increases in operating expenses were also due to additional costs incurred to support our sales volume growth. In 2006, operating profit benefited from a $15 million credit to bad debt expense due to a recovery on a previously reserved customer account. Share-based compensation expense for this segment was $17 million and $4 million for 2007 and 2006.
     Operating profit as a percentage of revenues in our Technology Solutions segment increased during 2008 primarily due to a decrease in operating expenses as a percentage of revenues partially offset by a decrease in gross profit margin. Operating expenses as a percentage of revenues were favorably impacted by the acquisition of Per-Se which has a lower ratio of operating expenses as a percentage of revenues. This decrease was partially offset by an increase in share-based compensation and bad debt expense. Operating expenses increased primarily due to business acquisitions, including Per-Se, investments in research and development activities and additional share-based compensation. Share-based compensation expense for this segment was $35 million and $19 million for 2008 and 2007.
     Operating profit as a percentage of revenues in our Technology Solutions segment decreased during 2007 primarily due to a decrease in gross profit margin as well as an increase in operating expenses as a percentage of revenues. Operating expenses increased in both dollars and as a percentage of revenues primarily reflecting additional compensation expense, including share-based compensation, severance charges incurred to reallocate product development and marketing resources and to realign one of the segment’s international businesses and investments in research and development activities. Share-based compensation expense for this segment was $19 million and $1 million for 2007 and 2006.
     Corporate expenses, net of other income, decreased in 2008 and increased in 2007. Corporate expenses, net of other income, reflect additional costs incurred to support various initiatives and our revenue growth, an increase in share-based compensation and a decrease in interest income. For 2008, these increases were fully offset by a decrease in legal expenses associated with our Securities Litigation, a decrease in charitable contributions and a decrease in other long-term compensation. Legal expenses associated with our Securities Litigation declined in 2007; however, other legal costs offset this benefit. Legal expenses associated with our Securities Litigation were $4 million, $19 million and $27 million in 2008, 2007 and 2006. Share-based compensation expense for Corporate was $30 million, $24 million and $11 million in 2008, 2007 and 2006.
     Securities Litigation Credit/(Charge), Net: We recorded net credits of $5 million and $6 million in 2008 and 2007 and net charges of $45 million in 2006 relating to various settlements for our Securities Litigation. Recent developments pertaining to our Securities Litigation are described in Financial Note 17, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Interest Expense: Interest expense increased in the last two years primarily due to $1.0 billion of long-term debt issued in the fourth quarter of 2007 to fund our acquisition of Per-Se. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing for the Per-Se acquisition.
     Income Taxes: Our reported tax rates were 32.1%, 25.4% and 36.4% in 2008, 2007 and 2006. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     In 2008, the U.S. Internal Revenue Service (“IRS”) completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”), which was approved by the Joint Committee on Taxation during the third quarter. The IRS and the Company have agreed to certain adjustments, primarily related to transfer pricing and income tax credits. As a result of the approved RAR, we recognized approximately $25 million of net federal and state income tax benefits. We are in the process of amending state income tax returns for 2000 to 2002 to reflect the IRS settlement. We recorded the anticipated state tax impact of the IRS examination in our 2008 income tax provision and do not anticipate any material impact when the final amended state tax returns have been completed. In Canada, we received an assessment from the Canada Revenue Agency for a total of $9 million related to transfer pricing for 2003. We plan to further pursue this issue and will appeal the assessment. We believe we have adequately provided for any potential adverse results for 2003 and future years. During 2008, we have also favorably concluded various foreign examinations, which resulted in the recognition of approximately $4 million of income tax benefits. In nearly all jurisdictions, the tax years prior to 1999 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties. Income tax expense for 2008 was also impacted by a non-tax deductible $13 million increase in a legal reserve.
     In 2007, we recorded a credit to current income tax expense of $83 million, which primarily pertained to our receipt of a private letter ruling from the IRS holding that our payment of approximately $960 million to settle our Consolidated Securities Litigation Action (refer to Financial Note 17, “Other Commitments and Contingent Liabilities” of the accompanying consolidated financial statements) is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Securities Litigation Action and related litigation. In 2007, we also recorded $24 million in income tax benefits arising primarily from settlements and adjustments with various taxing authorities and research and development investment tax credits from our Canadian operations.
     In 2006, we made a $960 million payment into an escrow account relating to the Consolidated Securities Litigation Action. This payment was deducted in our 2006 income tax returns and as a result, our current tax expense decreased and our deferred tax expense increased in 2006 primarily reflecting the utilization of the deferred tax assets associated with the Consolidated Securities Litigation Action. In 2006, we also recorded a $14 million income tax expense, which primarily related to a basis adjustment in an investment and adjustments with various taxing authorities.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Discontinued Operations:
     Results from discontinued operations were as follows:

	Years Ended March 31,
(In millions)	2008	2007	2006

Income (loss) from discontinued operations
Acute Care	$1	$(9)	$(13)
BioServices	—	—	2
Other	1	—	—
Income taxes	(1)	4	4

Total	$1	$(5)	$(7)

Gain (loss) on sales of discontinued operations
Acute Care	$—	$(49)	$—
BioServices	—	—	22
Other	—	10	—
Income taxes	—	(11)	(9)

Total	$—	$(50)	$13

Discontinued operations, net of taxes
Acute Care	$1	$(66)	$(8)
BioServices	—	—	14
Other	—	11	—

Total	$1	$(55)	$6

     In the second quarter of 2007, we sold our Distribution Solutions segment’s Medical-Surgical Acute Care business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements. Revenues associated with the Acute Care business prior to its disposition were $1,062 million for 2006 and $597 million for the first half of 2007.
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
     In connection with the divestiture, we allocated a portion of our Distribution Solutions Medical-Surgical business’ goodwill to the Acute Care supply business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture and the fair value of the continuing businesses. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
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
     In the second quarter of 2007, we also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc., for net cash proceeds of $10 million. The divestiture resulted in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. The gain on disposition was also recorded in the second quarter of 2007. Financial results for this business, which were previously included in our Distribution Solutions segment, were not material to our consolidated financial statements.
     The results for discontinued operations for 2007 also include an after-tax gain of $6 million associated with the collection of a note receivable from a business sold in 2003 and the sale of a small business.
     In the second quarter of 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net cash proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million. Financial results for this business, which were previously included in our Distribution Solutions segment, were not material to our consolidated financial statements.
     In accordance with SFAS No. 144, financial results for these businesses have been classified as discontinued operations for all periods presented.
     Net Income: Net income was $990 million, $913 million and $751 million in 2008, 2007 and 2006 and diluted earnings per share was $3.32, $2.99 and $2.38. Excluding the Securities Litigation credits or charges, 2008 net income and net income per diluted share would have been $987 million and $3.31, for 2007, $826 million and $2.71, and for 2006, $781 million and $2.48.
     A reconciliation between our net income per share reported under accounting standards generally accepted in the United States (“GAAP”) and our earnings per diluted share, excluding charges for the Securities Litigation is as follows:

	Years Ended March 31,
(In millions except per share amounts)	2008	2007	2006

Net income, as reported	$990	$913	$751
Exclude:
Securities Litigation charge (credit), net	(5)	(6)	45
Estimated income tax expense (benefit)	2	2	(15)
Income tax reserve reversal	—	(83)	—

Securities Litigation charge (credit), net of tax	(3)	(87)	30

Net income, excluding Securities Litigation charge	$987	$826	$781

Diluted earnings per common share, excluding Securities Litigation charge (1)	$3.31	$2.71	$2.48

Shares on which diluted earnings per common share, excluding the Securities Litigation charge, were based	298	305	316

(1)	For 2006, interest expense, net of related income taxes, of $1 million has been added to net income, excluding the Securities Litigation charges, for purpose of calculating diluted earnings per share. This calculation also includes the impact of dilutive securities (stock options, convertible junior subordinated debentures and restricted stock).

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     These pro forma amounts are non-GAAP financial measures. We use these measures internally and consider these results to be useful to investors as they provide relevant benchmarks of core operating performance.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share was calculated based on a weighted average number of shares outstanding of 298 million, 305 million and 316 million for 2008, 2007 and 2006. The decrease in the number of weighted average diluted shares outstanding over the past two years primarily reflects stock repurchased, partially offset by exercised stock options.
International Operations
     International operations accounted for 8.2%, 7.5% and 7.0% of 2008, 2007 and 2006 consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 21, “Segments of Business” to the accompanying consolidated financial statements.
Acquisitions and Investments
     In April 2008, we entered into an agreement to acquire McQueary Brothers Drug Company, Inc. (“McQueary Brothers”), of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health, and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition will expand our existing U.S. pharmaceutical distribution business. The acquisition is expected to close in the first quarter of 2009, subject to customary closing conditions including regulatory review and will be funded with cash on hand. When completed, financial results for McQueary Brothers will be included within our Distribution Solutions segment.
     In 2008, we made the following acquisition:
–	On October 29, 2007, we acquired all of the outstanding shares of OTN of San Francisco, California for approximately $531 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Financial results for OTN are included within our Distribution Solutions segment. Approximately $257 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $119 million representing customer relationships with a weighted-average life of 9 years, developed technology of $3 million with a weighted-average life of 4 years and trademarks and trade names of $7 million with a weighted-average life of 5 years.
     In 2007, we made the following acquisitions and investment:
–	On January 26, 2007, we acquired all of the outstanding shares of Per-Se of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. The acquisition of Per-Se is consistent with the Company’s strategy of providing products that help solve clinical, financial and business processes within the healthcare industry. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility (refer to Financial Note 10, “Long-Term Debt and Other Financing” to the accompanying consolidated financial statements). Financial results for Per-Se are primarily included within our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Approximately $1,258 million of the purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $402 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years, and trademark and trade names of $13 million with a weighted-average life of 5 years.

In connection with the purchase price allocation, we have estimated the fair value of the support obligations assumed from Per-Se in connection with the acquisition. The estimated fair value of these obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these obligations. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Per-Se’s deferred revenue by $17 million to $30 million, which represents our estimate of the fair value of the obligation assumed.

–	Our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients and the other a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

–	Our Distribution Solutions segment acquired Sterling, which is based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

–	We contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata, in exchange for a significant minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.

In 2006, we made the following acquisitions:

–	We acquired substantially all of the issued and outstanding stock of D&K of St. Louis, Missouri for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. The acquisition of D&K expanded our existing U.S. pharmaceutical distribution business. Approximately $158 million of the purchase price was assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Financial results for D&K are included within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
–	We acquired all of the issued and outstanding shares of Medcon Ltd., (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $60 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. Financial results for Medcon are included within our Technology Solutions segment.
     During the last three years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Note 2, “Acquisitions and Investments,” to the accompanying consolidated financial statements for further discussions regarding our acquisitions and investing activities.
2009 Outlook
     Information regarding the Company’s 2009 outlook is contained in our Form 8-K dated May 5, 2008. This Form 8-K should be read in conjunction with the sections “Factors Affecting Forward-looking Statements” and “Additional Factors That May Affect Future Results” included in this Financial Review.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We consider an accounting estimate to be critical if the estimate requires us to make assumptions about matters that were uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial condition or results from operations. Below are the estimates that we believe are critical to the understanding of our operating results and financial condition. Other accounting policies are described in Financial Note 1, “Significant Accounting Policies,” to the accompanying consolidated financial statements. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
     Allowance for Doubtful Accounts: We provide short-term credit and other customer financing arrangements to customers who purchase our products and services. Other customer financing primarily relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
     In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. At March 31, 2008, revenues and accounts receivable from our ten largest customers accounted for approximately 53% of consolidated revenues and approximately 43% of accounts receivable. At March 31, 2008, revenues and accounts receivable from our two largest customers, CVS Caremark Corporation (“Caremark”) and Rite Aid Corporation (“Rite Aid”), represented approximately 14% and 13% of total consolidated revenues and 12% and 11% of accounts receivable. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from this or any other large customer could have a significant negative impact on our financial condition, results of operations and liquidity.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2008 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant future increase in our allowance for doubtful accounts as a percentage of net revenue.
     At March 31, 2008, trade and notes receivables were $6,536 million, and other customer financing was $120 million, prior to allowances of $163 million. In 2008, 2007 and 2006 our provision for bad debts was $41 million, $24 million and $26 million. At March 31, 2008 and 2007, the allowance as a percentage of trade and notes receivables was 2.5% and 2.6%. An increase or decrease of 0.1% in the 2008 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision on receivables of approximately $7 million. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included this Annual Report on Form 10-K.
     Inventories: Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories was determined on the LIFO method and international inventories are stated using the first-in, first-out (“FIFO”) method. Technology Solutions’ inventories consist of computer hardware with cost determined by the standard cost method. Total inventories were $9.0 billion and $8.2 billion at March 31, 2008 and 2007.
     The LIFO method was used to value approximately 88% of our inventories at March 31, 2008 and 2007. At March 31, 2008 and 2007, our LIFO reserves were $34 million and $92 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2008, 2007 and 2006, we recognized $14 million, $64 million and $32 million of LIFO credits within our statements of operations. LIFO adjustments generally represent the net effect of the amount of price increases on branded pharmaceutical products held in inventory offset by price declines on generic pharmaceutical products, including the price decrease effect of branded pharmaceutical products that have lost patent protection. A LIFO benefit implies that the price declines on generic pharmaceutical products, including the effect of branded pharmaceuticals that have lost patent protection, exceeded the effect of price increases on branded pharmaceutical products held in inventory.
     Our policy is to record inventories at the lower of cost or market (“LCM”). We believe that the FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO, or inventory as valued under FIFO. Primarily due to continued deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $43 million higher than FIFO as of March 31, 2008. As a result, we recorded a $43 million LCM reserve in 2008 to adjust our LIFO inventories to market. As deflation in generic pharmaceuticals continues, we anticipate that LIFO benefits on our pharmaceutical products will be fully offset by a LCM reserve.
     In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. These factors could make our estimates of inventory valuation differ from actual results.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
     There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Refer to Financial Note 2, “Acquisitions and Investments” to the accompanying consolidated financial statements for additional information regarding our acquisitions.
     Goodwill: As a result of acquiring businesses, we have $3,345 million and $2,975 million of goodwill at March 31, 2008 and 2007. We maintain goodwill assets on our books unless the assets are deemed to be impaired. We perform an impairment test on goodwill balances annually or when indicators of impairment exist. Such impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the operations in which goodwill is assigned. If carrying value exceeds fair value, a second step would be performed to calculate the amount of impairment. Fair values can be determined using market, income or cost approaches. To estimate the fair value of a business using the market approach, we compare the business to similar businesses or guideline companies whose securities are actively traded in public markets or the income approach, where we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.
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
     In September 2006, we sold our Distribution Solutions’ Medical-Surgical Acute Care supply business and allocated $79 million of the segment’s goodwill to the divested business. The allocation was based on the relative fair values of the Acute Care business and continuing businesses that were retained by the Company.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Goodwill at March 31, 2008 and 2007 was $3,345 million and $2,975 million and we concluded that there was no impairment of our goodwill. Decreasing the multiple of earnings or multiple of revenues of competitors used for impairment testing by one point or increasing the discount rate in the discounted cash flow analysis used for impairment testing by 1% would not have indicated impairment for any of the Company’s reporting units for 2008 or 2007. Refer to Financial Note 9, “Goodwill and Intangible Assets, net” in the accompanying consolidated financial statements for additional information regarding goodwill.
     Supplier Reserves: We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them from us. These reserve estimates are established based on our best judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2008 and 2007, supplier reserves were $82 million and $100 million. All of the supplier reserves at March 31, 2008 and 2007 pertain to our Distribution Solutions segment. A hypothetical 0.1% percentage increase or decrease in the supplier reserve as a percentage of trade payables would have resulted in an increase or decrease in the cost of sales of approximately $11 million in 2008. The ultimate outcome of any amounts due from our suppliers may be different from our estimate.
     Income Taxes: Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties under Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” We review our tax positions at the end of each quarter and adjust the balances as new information becomes available.
     Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets of $1,290 million and $1,269 million at March 31, 2008 and 2007 and deferred tax liabilities of $1,555 million and $1,524 million. We established valuation allowances of $27 million and $25 million, against certain deferred tax assets, which primarily relates to federal and state loss carry forwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that could have a material effect on the Company’s results of operations, cash flows or financial position.
     If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $15 million, or $0.05 per diluted share, for 2008.
     Share-Based Payment: Our compensation programs include share-based payments. Beginning in 2007, we account for all share-based payment transactions using a fair-value based measurement method required by SFAS No. 123(R). We adopted SFAS No. 123(R) using the modified prospective method of transition. The share-based compensation expense is recognized, for the portion of the awards that is ultimately expected to vest, on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For the awards with performance conditions, we recognize the expense on a straight-line basis, on an accelerated basis. Upon adoption of SFAS No. 123(R) in 2007, we elected the “short-cut” method for calculating the beginning balance of the additional paid-in capital pool related to the tax effects of share-based compensation.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     We estimate the grant-date fair value of employee stock options using the Black-Scholes option-pricing model. We believe that it is difficult to accurately measure the value of an employee stock option. Our estimates of employee stock option values rely on estimates of factors we input into the model. The key factors involve an estimate of future uncertain events. The key factors influencing the estimation process, among others, are the expected term of the option, the expected stock price volatility factor and the expected dividend yield. We continue to use historical exercise patterns as our best estimate of future exercise patterns in determining our expected term of the option. We use a combination of historical and quoted implied volatility to determine the expected stock price volatility factor. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with emerging employee stock option valuation considerations. Through 2008, our expected stock price volatility assumption reflected a constant dividend yield during the expected term of the option. Once the fair values of employee stock options are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from actual.
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
     Our assessments of estimated share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, timing, level and types of our grants of annual share-based awards and the attainment of performance goals. As a result, the future share-based compensation expense may differ from the Company’s historical amounts. In 2008, 2007 and 2006, share-based compensation expense was $0.20, $0.13 and $0.03 per diluted share.
     Loss Contingencies: We are subject to various claims, pending and potential legal actions for product liability and other damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of business. Each significant matter is regularly reviewed and assessed for potential financial exposure. If a potential loss is considered probable and can be reasonably estimated, we accrue a liability in the consolidated financial statements. The assessment of probability and estimation of amount is highly subjective and requires significant judgment due to uncertainties related to these matters and is based on the best information available at the time. The accruals are adjusted, as appropriate, as additional information becomes available. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The amount of actual loss may differ significantly from these estimates.
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
     Net cash flow from operating activities was $869 million in 2008, compared with $1,539 million in 2007 and $2,738 million in 2006. Operating activities for 2008 were impacted by a use of cash of $962 million due to the release of restricted cash for our Consolidated Securities Litigation Action. Excluding this $962 million use of cash, cash flow provided from operations was $1,831 million. In addition, operating activities in 2008 reflect changes in our working capital accounts due to revenue growth. Cash flows from operations can also be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.
     Operating activities for 2007 benefited from improved accounts receivable management, reflecting changes in our customer mix, our termination of a customer contract and an increase in accounts payable associated with improved payment terms. These benefits were partially offset by increases in inventory needed to support our growth and timing of inventory receipts. Operating activities for 2007 also include payments of $25 million for the settlements of Securities Litigation cases.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Operating activities for 2006 benefited from improved working capital balances for our U.S. pharmaceutical distribution business as purchases from certain of our suppliers became better aligned with customer demand and as a result, net financial inventory (inventory, net of accounts payable) decreased. Operating activities for 2006 also benefited from better inventory management. Operating activities for 2006 include a $143 million cash receipt in connection with an amended agreement entered into with a customer and cash settlement payments of $243 million for the Securities Litigation cases. Additionally, cash flows from operations for 2006 include a reduction in current income taxes payable and a reduction in our deferred tax assets which largely pertain to our Securities Litigation cash settlement payments (including the $962 million placed in escrow), which was deducted in our 2006 income tax return.
     Net cash used in investing activities was $5 million in 2008, compared with $2,108 million in 2007 and $1,813 million in 2006. Investing activities for 2008 benefited from the $962 million release of restricted cash for our Consolidated Securities Litigation Action. Investing activities include $610 million in 2008 of cash paid for business acquisitions, including $531 million for OTN. Investing activities for 2007 reflect $1,938 million of cash paid for our business acquisitions (including $1.8 billion for Per-Se) and $36 million for our investment in Parata. Investing activities for 2007 also reflect $179 million of cash proceeds from the sale of our businesses, including $164 million for the sale of our Acute Care business. Investing activities for 2006 reflect $589 million of cash paid for our business acquisitions, including $479 million for D&K, and a use of cash of $962 million due to a transfer of cash to an escrow account for future payment of our Consolidated Securities Litigation Action. Partially offsetting these increases were cash proceeds of $63 million pertaining to the sale of BioServices.
     Financing activities utilized cash of $1,470 million in 2008, provided cash of $379 million in 2007 and utilized cash of $583 million in 2006. Financing activities for 2008 include $1.7 billion of cash paid for stock repurchases, partially offset by $354 million of cash receipts from common stock issuances. Cash received from common stock issuances primarily represent employees’ exercises of stock options.
     Financing activities for 2007 include our March 2007 issuance of $500 million of 5.25% notes due 2013 and $500 million of 5.70% notes due 2017. Net proceeds from the issuance after offering expenses of the notes of $990 million were used, together with cash on hand, to repay $1.0 billion of short-term borrowings then outstanding under the interim facility we entered into in connection with the acquisition of Per-Se. Financing activities for 2007 also include $1.0 billion of cash paid for stock repurchases, partially offset by $399 million of cash receipts from common stock issuances.
     Financing activities for 2006 include $958 million of cash paid for stock repurchases and $102 million of cash paid for the repayment of life insurance policy loans, partially offset by $568 million of cash receipts from common stock issuances.
     The Company’s Board of Directors (the “Board”) approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006 which permitted the Company to repurchase up to a total of $1.0 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006. As of March 31, 2006, less than $1 million remained available for future repurchases under the January 2006 plan and all of these other plans were completed.
     In April and July 2006, the Board approved two new share repurchase plans which permitted the Company to repurchase up to an additional $1.0 billion ($500 million per plan) of the Company’s common stock. During 2007, we repurchased a total of 20 million shares for $1.0 billion. As a result of these repurchases, we effectively completed all of the pre-2007 and 2007 share repurchase plans.
     In April and September 2007, the Board approved two new plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, we repurchased a total of 28 million shares for $1,686 million, fully utilizing the April 2007 plan, leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. Stock repurchases may be made from time-to-time in open market or private transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Historically, we have provided contributions for our profit sharing investment plan (“PSIP”) for U.S. employees primarily through a leveraged employee stock ownership plan (“ESOP”). At March 31, 2008, almost all of the 24 million common shares in the ESOP had been allocated to plan participants. In 2008, 2007 and 2006, we granted 1 million shares per year to plan participants. As a result, we will need to fund most of our future PSIP contributions with cash or treasury shares. In 2008, had we paid cash for our PSIP contributions, such contributions would have amounted to $53 million.
     Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2008	2007	2006

Cash and cash equivalents	$1,362	$1,954	$2,139
Working capital	2,438	2,730	3,527
Debt, net of cash and cash equivalents	435	4	(1,148)
Debt to capital ratio (1)	22.7%	23.8%	14.4%
Net debt to net capital employed (2)	6.6%	0.1%	(24.1)%
Return on stockholders’ equity (3)	15.6%	15.2%	13.1%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income, divided by a five-quarter average of stockholders’ equity.
     As of March 31, 2008, a significant portion of our cash and cash equivalents are on deposit with foreign financial institutions and are used to fund operations.
     Working capital primarily includes cash, receivables and inventories, net of drafts and accounts payable and other liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and new customer build-up requirements. Consolidated working capital at March 31, 2008 decreased compared with that of the prior year end. Working capital was negatively impacted by decreases in cash and cash equivalents and net financial inventory (inventory, net of drafts and accounts payable) as well as an increase in other accrued liabilities. These decreases in working capital were partially offset by an increase in account receivables and the one-time benefit associated with a $420 million reclassification of short-term tax liabilities to long-term liabilities as a result of our implementation of FIN No. 48. In 2007, our working capital decreased primarily as a result of increases in other liabilities and deferred revenue. Net financial inventory resulted in a small increase to working capital in 2007.
     Our ratio of net debt to net capital employed increased in 2008 primarily reflecting an increase in net debt (i.e., a decrease in cash and cash equivalents as well as long-term debt). Our ratio of net debt to net capital employed increased in 2007 primarily due to our issuance of $1.0 billion of long-term debt in relation to the Per-Se acquisition.
     The Company has paid quarterly cash dividends at the rate of $0.06 per share on its common stock since the fourth quarter of 1999. A dividend of $0.06 per share was declared by the Board on January 23, 2008, and was paid on April 1, 2008 to stockholders of record at the close of business on March 3, 2008. In 2008, we paid total cash dividends of $70 million. The Company anticipates that it will continue to pay quarterly cash dividends in the future. In April 2008, the Board approved a change in the Company’s dividend policy by increasing the amount of the Company’s quarterly dividend from six cents to twelve cents per share, which will apply to ensuing quarterly dividend declarations until further action by the Board. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Financial Obligations and Commitments:
     The table below presents our significant financial obligations and commitments at March 31, 2008:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5

On balance sheet
Long-term debt	$1,797	$2	$217	$903	$675
Other (1)	349	29	51	54	215
Off balance sheet
Purchase obligations	3,607	3,288	144	90	85
Interest on borrowings	799	118	216	164	301
Customer guarantees	122	46	21	1	54
Operating lease obligations	488	114	171	104	99

Total	$7,162	$3,597	$820	$1,316	$1,429

(1)	Primarily includes estimated payments for pension and postretirement plans.
     We define a purchase obligation as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases, capital commitments and service agreements. At March 31, 2008, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $496 million pursuant to FIN No. 48, “Accounting for Uncertainty in Income Taxes.” This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated FIN No. 48 liability has been excluded from the contractual obligations table.
     We have agreements with certain of our customers’ financial institutions (primarily for our Canadian business) under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. Customer guarantees range from one to seven years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2008, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $115 million and $5 million. We consider it unlikely that we would make significant payments under these guarantees, and accordingly, amounts accrued for these guarantees were nominal.
     In addition, our banks and insurance companies have issued $101 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
     Credit Resources:
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sales facility. In June 2007, we renewed our existing $1.3 billion five-year, senior unsecured revolving credit facility, which was scheduled to expire in September 2009. The new credit facility has terms and conditions substantially similar to those previously in place and expires in June 2012. Borrowings under this new credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. At March 31, 2008 and March 31, 2007, no amounts were outstanding under this facility.
     In June 2007, we renewed our $700 million committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place. We intend to renew this facility prior to its expiration in June 2008. At March 31, 2008 and March 31, 2007, no amounts were outstanding under this facility.

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
     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently BBB+, BBB+ and Baa3, and our commercial paper ratings are currently A-2, F-2 and P-3. Our ratings outlook is positive with S&P and stable with Fitch and Moody’s. Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. At March 31, 2008, this ratio was 22.7% and we were in compliance with all other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations.
     Funds necessary for the resolution of future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.
MARKET RISKS
     Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 bp in 2008, interest expense would not have been materially different from that reported.
     Our cash and cash equivalent balances earn interest at variable rates. Given recent declines in interest rates, our interest income may be negatively impacted. If the underlying weighted average interest rate on our cash and cash equivalent balances changed by 50 bp in 2008, interest income would have increased or decreased by approximately $9 million.
     As of March 31, 2008 and 2007, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $1,958 million and $2,036 million. Fair value was estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.
     Foreign exchange risk: We derive revenues and earnings from Canada, the United Kingdom, Ireland, other European countries, Israel, Asia Pacific and Mexico, which expose us to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency investments and loans. As of March 31, 2008, an adverse 10% change in quoted foreign currency exchange rates would not have had a material impact on our net fair value of financial instruments that have exposure to foreign currency risk.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
RELATED PARTY BALANCES AND TRANSACTIONS
     Information regarding our related party balances and transactions is included in “Critical Accounting Policies and Estimates” appearing within this Financial Review and Financial Note 20, “Related Party Balances and Transactions,” to the accompanying consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
     New accounting pronouncements that we have recently adopted, as well as those that have been recently issued, but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies” to the accompanying consolidated financial statements.
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     In addition to historical information, management’s discussion and analysis includes certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Additional Factors That May Affect Future Results.” The reader should not consider this list to be a complete statement of all potential risks and uncertainties.
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
ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
We are subject to legal proceedings that could have a material adverse impact on our financial position and results of operations.
     From time-to-time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims for monetary damages. Future court decisions and legislative activity may increase the Company’s exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. For some complaints filed against the Company, we are currently unable to estimate the remaining amount of potential losses that might be incurred should these legal proceedings be resolved against the Company.
     The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or any combination of more than one legal matters could result in a material adverse impact on our financial position or results of operations. For example, we are involved in a number of legal proceedings described in Financial Note 17 “Other Commitments and Contingent Liabilities” contained in the accompanying consolidated financial statements which could have such an impact, including class actions and other legal proceedings alleging that we engaged in illegal conduct which caused average wholesale prices to rise for certain prescription drugs during specified periods.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Litigation is costly, time-consuming and disruptive to normal business operations. The defense of these matters could also result in continued diversion of our management’s time and attention away from business operations, which could also harm our business. Even if these matters are not resolved against us, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation. For additional information regarding certain of the legal proceedings in which we are involved, see Financial Note 17, “Other Commitments and Contingent Liabilities,” contained in the accompanying consolidated financial statements.
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
     Changes in the healthcare industry’s, or any of our individual or collective group of pharmaceutical suppliers’, pricing, selling, inventory, distribution or supply policies or practices, or changes in our customer mix could also significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes could have an adverse impact on our results of operations, while not affecting some of our competitors who offer a narrower range of products and services.
     The majority of our U.S. pharmaceutical distribution business’ agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide; however, failure to successfully renew these contracts in a timely and favorable manner could have an adverse impact on our results of operations.
     Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our revenues and gross profit margins have increased from our generic drug offering programs. An increase or a decrease in the availability or changes in pricing or reimbursement of these generic drugs could have an adverse impact on our results of operations.
     “At-Risk” Launches. Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution to its legal challenge over the branded product’s patent. To the extent we distribute such generic products launched “at risk,” the brand-name company could assert infringement claims against us. While we generally obtain indemnification against such claims from generic manufacturers as a condition of distributing their products, there can be no assurances that these rights will be adequate or sufficient to protect us.
     International Sourcing. We may experience difficulties and delays inherent in sourcing products and contract manufacturing from foreign countries, including, but not limited to, (i) difficulties in complying with the requirements of applicable federal, state and local governmental authorities in the United States and of foreign regulatory authorities, (ii) inability to increase production capacity commensurate with demand or the failure to predict market demand, and (iii) other manufacturing or distribution problems including changes in types of products produced, limits to manufacturing capacity due to regulatory requirements, or physical limitations that could impact continuous supply. Manufacturing difficulties could result in manufacturing shutdowns, product shortages and delays in product manufacturing.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Pedigree Tracking. There have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system (“pedigree tracking”). Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. Florida has adopted pedigree-tracking requirements and California has enacted a law requiring chain of custody technology using radio frequency tagging and electronic pedigrees. Final regulations under the federal Prescription Drug Marketing Act requiring pedigree and chain of custody tracking in certain circumstances became effective December 1, 2006. This latter regulation has been challenged in a case brought by secondary distributors. A preliminary injunction was issued by the Federal District Court for the Eastern District of New York that temporarily enjoined implementation of this regulation. These pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have an adverse impact on our results of operations. In addition, the U.S. Federal Drug Administration (“FDA”) Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as Radio Frequency Identification and other technologies. The FDA must develop a standardized numerical identifier by April 1, 2010.
     Healthcare Fraud. We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Furthermore, our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse, which among other things (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
     Claims Transmissions. Medical billing and collection activities are governed by numerous federal and state civil and criminal laws that pertain to companies that provide billing and collection services, or that provide consulting services in connection with billing and collection activities. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have an adverse impact on our results of operations.
     E-Prescribing. The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by federal and state law. States have differing prescription format requirements, which we have programmed into our software. In addition, in November 2005, the U.S. Department of Health and Human Services (the “HHS”) announced regulations by the Centers for Medicare and Medicaid Services (“CMS”) related to “E-Prescribing and the Prescription Drug Program” (“E-Prescribing Regulations”). These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The E-Prescribing Regulations set forth standards for the transmission of electronic prescriptions. These standards are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. Our efforts to provide solutions that enable our clients to comply with these regulations could be time-consuming and expensive.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Reimbursements. Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. For example, the Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. On December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction prohibiting use of the AMP calculation in connection with Medicaid reimbursement pending resolution of a lawsuit claiming that CMS had acted unlawfully in adopting the rule. We expect that, the use of an AMP benchmark would result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which could indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA would not have an adverse impact on our business.
     Healthcare Industry Consolidation. In recent years, the pharmaceutical suppliers have been subject to increasing consolidation. As a result, a small number of very large companies control a significant share of the market. Accordingly, we depend on fewer suppliers for our products and we are less able to negotiate price terms with the suppliers. Many healthcare organizations have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our products and services. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, and acquisition of our clients could erode our revenue base.
Competition may erode our profit.
     In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segment) which may from time to time decide to develop, for their own internal needs, supply management capabilities which would otherwise be provided by the segment and other competing service providers. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in these segments.
     Our Technology Solutions segment experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, hardware vendors and Internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered. These competitive pressures could have an adverse impact on our results of operations.
Our Distribution Solutions segment is subject to inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices, which subjects us to risks and uncertainties.
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
     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2008, sales to our ten largest customers accounted for approximately 53% of our total consolidated revenues. Sales to our two largest customers, Caremark and Rite Aid, represented approximately 14% and 13% of our 2008 total consolidated revenues. At March 31, 2008, accounts receivable from our ten largest customers were approximately 43% of total accounts receivable. Accounts receivable from Caremark and Rite Aid were approximately 12% and 11% of total accounts receivable. We also have agreements with group purchasing organizations, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from a large customer could have an adverse impact on our results of operations.
     Any adverse change in general economic conditions can adversely reduce sales to our customers or affect consumer buying practices which would reduce our revenue growth and cause a decrease in our profitability. Further, interest rate fluctuations and changes in capital market conditions may affect our customers’ ability to obtain credit to finance their business under acceptable terms, which would reduce our revenue growth and cause a decrease in our profitability.
Our Distribution Solutions segment is dependent upon sophisticated information systems. The implementation delay, malfunction or failure of these systems for any extended period of time could adversely affect our business.
     We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: (i) facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; (ii) receive, process and ship orders on a timely basis; (iii) manage the accurate billing and collections for thousands of customers; and (iv) process payments to suppliers. If these systems are interrupted, damaged by unforeseen events, or fail for any extended period of time, we could have an adverse impact on our results of operations.
Reduced capacity in the commercial property insurance market exposes us to potential loss.
     In order to provide prompt and complete service to our major Distribution Solutions customers, we maintain significant product inventory at certain of our distribution centers. While we seek to maintain property insurance coverage in amounts sufficient for our business, there can be no assurance that our property insurance will be adequate or available on acceptable terms. One or more large casualty losses caused by fire, earthquake or other natural disaster in excess of our coverage limits could have an adverse impact on our results of operations.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
The failure of our Technology Solutions business to attract and retain customers due to challenges in software product integration or to keep pace with technological advances may significantly reduce our revenues or increase our expenses.
     Our Technology Solutions business delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions and pharmacy automation to hospitals, physicians, homecare providers, retail and mail order pharmacies and payors. Challenges in integrating Technology Solutions software products could impair our ability to attract and retain customers and could have an adverse impact on our results of operations.
     Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by our Technology Solutions business. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure. The success of our Technology Solutions business will depend, in part, on its ability to be responsive to technological developments, pricing pressures and changing business models. To remain competitive in the evolving healthcare information systems marketplace, our Technology Solutions business must develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of our Technology Solutions business to attract and retain customers and thereby could have an adverse impact on our results of operations.
The loss of third party licenses utilized by our Technology Solutions segment may adversely impact our operating results.
     We license the rights to use certain technologies from third-party vendors to incorporate in or complement our Technology Solutions segment’s products and solutions. These licenses are generally nonexclusive, must be renewed periodically by mutual consent and may be terminated if we breach the terms of the license. As a result, we may have to discontinue, delay or reduce product shipments until we obtain equivalent technology, which could hurt our business. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.
Proprietary technology protections may not be adequate and products may be found to infringe the rights of third parties.
     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our products do not infringe the proprietary rights of third parties, from time to time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing others’ rights, we may be required to pay substantial damage awards and forced to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing technology. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments or costs of developing replacement technology could have an adverse impact on our results of operations.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
System errors or failures of our products to conform to specifications could cause unforeseen liabilities.
     The software and software systems (“systems”) that we sell or operate are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. For example, our Technology Solutions business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. Failure of a client’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid or assert claims for significant damages.
Various risks could interrupt customers’ access to their data residing in our service center, exposing us to significant costs.
     We provide remote hosting services that involve operating both our software and the software of third-party vendors for our customers. The ability to access the systems and the data that we host and support on demand is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures; (ii) fire, flood, hurricane and other natural disasters; (iii) software and hardware errors, failures or crashes; and (iv) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services, and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.
Regulation of our distribution businesses and regulation of our computer-related products could impose increased costs, delay the introduction of new products and negatively impact our business.
     The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the Drug Enforcement Administration (the “DEA”), the FDA, various state boards of pharmacy, state health departments, the HHS, CMS, and other comparable agencies. Certain of our subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of the DEA, the FDA, HHS and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     We regularly receive requests for information and occasionally subpoenas from government authorities. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse impact on our results of operations.
Regulations relating to patient confidentiality and to format and data content standards could depress the demand for our products and impose significant product redesign costs and unforeseen liabilities on us.
     State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. Regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Although our systems have been updated and modified to comply with the current requirements of state laws and the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information or could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have an adverse impact on our business.
The length of our sales and implementation cycles for our Technology Solutions segment could have an adverse impact on our future operating results.
     Many of the solutions offered by our Technology Solutions segment have long sales and implementation cycles, which could range from a few months to over two years or more from initial contact with the customer to completion of implementation. How and when to implement, replace, or expand an information system, or modify or add business processes, are major decisions for healthcare organizations. Many of the solutions we provide typically require significant capital expenditures and time commitments by the customer. Any decision by our customers to delay implementation could have an adverse impact on our results of operations. Furthermore, delays or failures to meet milestones established in our agreements may result in a breach of contract, termination of the agreement, damages and/or penalties as well as a reduction in our margins or a delay in our ability to recognize revenue.
We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.
     We are required under generally accepted accounting principles to test our goodwill for impairment at least annually as well as review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates and the loss of a significant customer. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could have an adverse impact on our results of operations.

McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
Our operating results and our financial condition may be adversely affected by foreign operations.
     We have operations based in foreign countries, including Canada, the United Kingdom, other European countries, Asia Pacific and Israel and we have a large investment in Mexico. In the future, we look to continue to grow our foreign operations both organically and through acquisitions and investments; however, increasing our foreign operations carries additional risks. Operations outside of the United States may be affected by changes in trade protection laws, policies, measures and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software, social, political, labor or economic conditions in a specific country or region; import/export regulations in both the United States and foreign countries, and difficulties in staffing and managing foreign operations. Political changes and natural disasters, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. Additionally, foreign operations expose us to foreign currency fluctuations that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar.
Tax legislation initiatives or challenges to our tax positions could adversely affect our net earnings.
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

McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2008.
     Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K, and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. This audit report appears on page 59 of this Annual Report on Form 10-K.
May 7, 2008

/s/ John H. Hammergren John H. Hammergren
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey C. Campbell Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of McKesson Corporation:
     We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2008. Our audit also included the supplementary consolidated financial statement schedule (“financial statement schedule”) listed in the Index at Item 15(a). We also have audited the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, on April 1, 2007, Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on March 31, 2007, and SFAS 123(R), Share-Based Payment, on April 1, 2006.
Deloitte & Touche LLP
San Francisco, California
May 7, 2008

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2008	2007	2006
Revenues	$101,703	$92,977	$86,983
Cost of Sales	96,694	88,645	83,206

Gross Profit	5,009	4,332	3,777

Operating Expenses
Selling	744	673	590
Distribution	886	771	686
Research and development	347	284	223
Administrative	1,559	1,346	1,107
Securities Litigation charge (credit), net	(5)	(6)	45

Total	3,531	3,068	2,651

Operating Income	1,478	1,264	1,126
Interest Expense	(142)	(99)	(94)
Other Income, Net	121	132	139

Income from Continuing Operations Before Income Taxes	1,457	1,297	1,171
Income Tax Provision	(468)	(329)	(426)

Income After Income Taxes
Continuing operations	989	968	745
Discontinued operations, net	1	(5)	(7)
Discontinued operations — gain (loss) on sales, net	—	(50)	13

Net Income	$990	$913	$751

Earnings Per Common Share
Diluted
Continuing operations	$3.32	$3.17	$2.36
Discontinued operations, net	—	(0.02)	(0.02)
Discontinued operations — gain (loss) on sales, net	—	(0.16)	0.04

Total	$3.32	$2.99	$2.38

Basic
Continuing operations	$3.40	$3.25	$2.44
Discontinued operations, net	—	(0.02)	(0.02)
Discontinued operations — gain (loss) on sales, net	—	(0.17)	0.04

Total	$3.40	$3.06	$2.46

Weighted Average Shares
Diluted	298	305	316
Basic	291	298	306
See Financial Notes

McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$1,362	$1,954
Restricted cash for Consolidated Securities Litigation Action	—	962
Receivables, net	7,213	6,566
Inventories, net	9,000	8,153
Prepaid expenses and other	211	221

Total	17,786	17,856

Property, Plant and Equipment, Net	775	684
Capitalized Software Held for Sale	199	166
Goodwill	3,345	2,975
Intangible Assets, Net	661	613
Other Assets	1,837	1,649

Total Assets	$24,603	$23,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$12,032	$10,873
Deferred revenue	1,210	1,027
Current portion of long-term debt	2	155
Consolidated Securities Litigation Action	—	962
Other accrued	2,104	2,109

Total	15,348	15,126

Other Noncurrent Liabilities	1,339	741
Long-Term Debt	1,795	1,803

Other Commitments and Contingent Liabilities (Note 17)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 2008 and 2007 - 800 Shares issued: 2008 - 351, 2007 - 341	4	3
Additional Paid-in Capital	4,252	3,722
Other Capital	(10)	(19)
Retained Earnings	5,586	4,712
Accumulated Other Comprehensive Income	152	31
ESOP Notes and Guarantees	(3)	(14)
Treasury Shares, at Cost, 2008 - 74 and 2007 - 46	(3,860)	(2,162)

Total Stockholders’ Equity	6,121	6,273

Total Liabilities and Stockholders’ Equity	$24,603	$23,943

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2008, 2007 and 2006
(In millions except per share amounts)

						Accumulated
	Common		Additional			Other	ESOP Notes	Treasury			Restated
	Stock		Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders’	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income (Loss)	Guarantees	Shares	Amount	Equity	Income (Loss)
Balances, March 31, 2005	306	$3	$2,320	$(42)	$3,194	$32	$(36)	(7)	$(196)	$5,275
Issuance of shares under employee plans	18	—	617	(41)					(6)	570
Share-based compensation				16						16
Tax benefit related to issuance of shares under employee plans			106							106
ESOP note collections							11			11
Note reserves				(8)						(8)
Translation adjustment						24				24	$ 24
Additional minimum pension liability, net of tax of $2						(4)				(4)	(4)
Net income					751					751	751
Unrealized gain on investments, net of tax of $(2)						3				3	3
Conversion of Debentures	6	—	195							195
Repurchase of common stock								(19)	(958)	(958)
Cash dividends declared, $0.24 per common share					(74)					(74)

Balances, March 31, 2006	330	$3	$3,238	$(75)	$3,871	$55	$(25)	(26)	$(1,160)	$5,907	$774

Issuance of shares under employee plans	11	—	399						(2)	397
Share-based compensation			59							59
Tax benefit related to issuance of shares under employee plans			68							68
ESOP note collections							10			10
Notes rescinded				16						16
Note reserves				(2)						(2)
Translation adjustment						33				33	33
Additional minimum pension liability, net of tax of $(3)						8				8	8
Net income					913					913	913
Unrealized loss on investments, net of tax of $1						(2)				(2)	(2)
Repurchase of common stock								(20)	(1,000)	(1,000)
Cash dividends declared, $0.24 per common share					(72)					(72)
Adjustment to initially apply FASB Statement No. 158, net of tax of $37						(63)				(63)
Other			(42)	42			1			1

Balances, March 31, 2007	341	$3	$3,722	$(19)	$4,712	$31	$(14)	(46)	$(2,162)	$6,273	$952

Issuance of shares under employee plans	10	1	354						(12)	343
Share-based compensation			91							91
Tax benefit related to issuance of shares under employee plans			85							85
ESOP note collections							11			11
Translation adjustment						95				95	95
Benefit plans, net of tax of $(13)						26				26	26
Net income					990					990	990
Repurchase of common stock								(28)	(1,686)	(1,686)
Cash dividends declared, $0.24 per common share					(70)					(70)
Adoption of FIN No. 48					(46)					(46)
Other				9						9

Balances, March 31, 2008	351	$4	$4,252	$(10)	$5,586	$152	$(3)	(74)	$(3,860)	$6,121	$1,111

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2008	2007	2006
Operating Activities
Net income	$990	$913	$751
Discontinued operations, net of income taxes	(1)	55	(6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	124	112	109
Amortization	247	183	153
Provision for bad debts	41	24	11
Deferred taxes	198	167	403
Share-based compensation expense	91	60	16
Excess tax benefit from share-based payment arrangements	(83)	(70)	—
Other non-cash items	(24)	(66)	(64)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(288)	(209)	(519)
Inventories	(676)	(928)	601
Drafts and accounts payable	762	872	1,104
Deferred revenue	98	181	379
Taxes	336	144	(53)
Securities Litigation charge (credit), net	(5)	(6)	45
Securities Litigation settlement payments	(962)	(25)	(243)
Proceeds from sale of notes receivable	16	5	60
Other	5	127	(9)

Net cash provided by operating activities	869	1,539	2,738

Investing Activities
Property acquisitions	(195)	(126)	(166)
Capitalized software expenditures	(161)	(180)	(160)
Acquisitions of businesses, less cash and cash equivalents acquired	(610)	(1,938)	(589)
Proceeds from sale of businesses	—	179	63
Restricted cash for Consolidated Securities Litigation Action	962	—	(962)
Other	(1)	(43)	1

Net cash used in investing activities	(5)	(2,108)	(1,813)

Financing Activities
Proceeds from issuances of debt, net	—	1,997	—
Repayment of debt	(162)	(1,031)	(24)
Capital stock transactions:
Issuances	354	399	568
Share repurchases	(1,698)	(1,003)	(958)
Excess tax benefits from share-based arrangements	83	70	—
ESOP notes and guarantees	11	10	12
Dividends paid	(70)	(72)	(73)
Other	12	9	(108)

Net cash provided by (used in) financing activities	(1,470)	379	(583)

Effect of exchange rate changes on cash and cash equivalents	14	5	(3)

Net increase (decrease) in cash and cash equivalents	(592)	(185)	339
Cash and cash equivalents at beginning of year	1,954	2,139	1,800

Cash and cash equivalents at end of year	$1,362	$1,954	$2,139

Supplemental Information:
Cash paid for:
Interest	$146	$100	$100
Income taxes, net of refunds	(66)	27	84

Non-cash Transaction:
Common stock issued in conjunction with redemption of long-term debt	$—	$—	$196
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
     We conduct our business through two segments, Distribution Solutions and Technology Solutions. Commencing in 2008, we realigned our business segments as further described in Financial Note 21, “Segments of Business.”
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications are primarily related to changes to our segment reporting and had no impact on net income.
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
     Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash. At March 31, 2007, restricted cash included $962 million paid into an escrow account for future distribution to class members of our Securities Litigation settlement. The corresponding liability is in current liabilities under the caption “Consolidated Securities Litigation Action.” In 2008, the Company removed its $962 million Consolidated Securities Litigation Action liability and corresponding restricted cash balance from its consolidated financial statements as all criteria for the extinguishment of this liability were met. Refer to Financial Note 17, “Other Commitments and Contingent Liabilities.”
     Marketable Securities Available for Sale: We carry our marketable securities which are available for sale at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2008 and 2007, marketable securities were not material.
     Inventories: We state inventories at the lower of cost or market. Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined on the last-in, first-out (“LIFO”) method and Canadian inventories are stated using the first-in, first-out (“FIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost determined by the standard cost method. The LIFO method is used to value approximately 88% of our inventories at March 31, 2008 and 2007. Total inventories before the LIFO cost adjustment, which approximates replacement cost, were $9,077 million and $8,244 million at March 31, 2008 and 2007. Vendor rebates, cash discounts, allowances and chargebacks received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Property, Plant and Equipment: We state our property, plant and equipment at cost and depreciate them on the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 30 years.
     Capitalized Software Held for Sale: Development costs for software held for sale, which primarily pertain to our Technology Solutions segment, are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of approximately three years. We monitor the net realizable value of capitalized software held for sale to ensure that the investment will be recovered through future sales.
     Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,
(In millions)	2008	2007	2006

Amounts capitalized	$73	$76	$61
Amortization expense	44	43	51
Third-party royalty fees paid	52	43	33

     Goodwill: Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value based approach. The annual evaluation for impairment is generally based on valuation models that incorporate internal projections of expected future cash flows and operating plans. Other than our goodwill impairment relating to the disposition of our Acute Care business (see Financial Note 3, “Discontinued Operations,”) there have been no goodwill impairments during the years presented.
     Intangible assets: Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to twenty years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Substantially all of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the years presented.
     Capitalized Software Held for Internal Use: We amortize capitalized software held for internal use over the assets’ estimated useful lives ranging from one to ten years. As of March 31, 2008 and 2007, capitalized software held for internal use was $458 million and $465 million, net of accumulated amortization of $467 million and $391 million and was included in Other Assets in the consolidated balance sheets.
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
     Revenue Recognition: Revenues for our Distribution Solutions segment are recognized when we deliver product and title passes to the customer or when services have been rendered and there are no further obligations to customers.
     Revenues are recorded net of sales returns, allowances and rebates. We accrue sales returns based on estimates at the time of sale to the customer. Sales returns from customers were approximately $1,093 million, $1,113 million and $933 million in 2008, 2007 and 2006. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The revenues for the Distribution Solutions segment include large volume sales of pharmaceuticals to a limited number of large customers who warehouse their own product. We order bulk product from the manufacturer, receive and process the product through our central distribution facility and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. We also record revenues for direct store deliveries from most of these same customers. Sales to customer warehouses amounted to $27.7 billion in 2008, $27.6 billion in 2007 and $25.5 billion in 2006. Direct store deliveries are shipments from the manufacturer to our customers of a limited category of products that require special handling. We assume the primary liability to the manufacturer for these products.
     Based on the criteria of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” our revenues are recorded gross when we are the primary party obligated in the transaction, take title to and possession of the inventory, are subject to inventory risk, have latitude in establishing prices, assume the risk of loss for collection from customers as well as delivery or return of the product, are responsible for fulfillment and other customer service requirements, or the transactions have several but not all of these indicators.
     Revenues for our Technology Solutions segment are generated primarily by licensing software systems (consisting of software, hardware and maintenance support), and providing outsourcing and professional services. Revenue for this segment is recognized as follows:
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
     We also offer our products on an application service provider (“ASP”) basis, making available our software functionality on a remote hosting basis from our data centers. The data centers provide system and administrative support, as well as hosting services. Revenue on products sold on an ASP basis is recognized on a monthly basis over the term of the contract starting when the hosting services begin.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Our Technology Solutions segment also includes revenues from disease management programs provided to various states’ Medicaid programs. These service contracts include provisions for achieving certain cost-savings and clinical targets. If the targets are not met, a portion, or all, of the revenue must be refunded to the customer. We recognize revenue during the term of the contract by assessing our actual performance compared to targets and then determining the amount the customer would be legally obligated to pay if the contract terminated at that point. These assessments include estimates of medical claims and other data, which could require future adjustment because there is generally a significant time delay between recording the accrual and the final settlement of the contract. If data is insufficient to assess performance or we have not met the targets, we defer recognition of the revenue. As of March 31, 2008 and 2007, we had deferred $81 million and $104 million related to these contracts, which was included in deferred revenue in the consolidated balance sheets. We generally have been successful in achieving performance goals under these contracts.
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
     Supplier Reserves: We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on our judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than our estimate. As of March 31, 2008 and 2007, supplier reserves were $83 million and $100 million.
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
     Foreign Currency Translation: Assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive income or losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2008, 2007 or 2006.
     Derivative Financial Instruments: Derivative financial instruments are used principally in the management of our foreign currency and interest rate exposures and are recorded on the balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or losses and are recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Concentrations of Credit Risk: Trade receivables subject us to a concentration of credit risk with customers primarily in our Distribution Solutions segment. A significant proportion of our revenue growth has been with a limited number of large customers and as a result, our credit concentration has increased. Accordingly, any defaults in payment by or a reduction in purchases from these large customers could have a significant negative impact on our financial condition, results of operations and liquidity. At March 31, 2008, revenues and accounts receivable from our ten largest customers accounted for approximately 53% of consolidated revenues and approximately 43% of accounts receivable. At March 31, 2008, revenues and accounts receivable from our two largest customers, CVS Caremark Corporation and Rite Aid Corporation, represented approximately 14% and 13% of total consolidated revenues and 12% and 11% of accounts receivable. We have also provided financing arrangements to certain of our customers, some of which are on a revolving basis. At March 31, 2008, these customer financing arrangements totaled approximately $120 million.
     Accounts Receivable Sales: At March 31, 2008, we had a $700 million revolving receivables sales facility, which was fully available. The program qualifies for sale treatment under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting For Transfers and Servicing Financial Assets and Extinguishments of Liabilities.” Sales are recorded at the estimated fair values of the receivables sold, reflecting discounts for the time value of money based on U.S. commercial paper rates and estimated loss provisions. Discounts are recorded in administrative expenses in the consolidated statements of operations.
     Share-Based Payment: Beginning in 2007, we account for all share-based payment transactions using a fair-value based measurement method required by SFAS No. 123(R), “Share-Based Payment.” The share-based compensation expense is recognized, for the portion of the awards that is ultimately expected to vest, on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For the awards with performance conditions, we recognize the expense on an accelerated basis.
     Prior to the adoption of SFAS No. 123(R), we accounted for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this policy, since the exercise price of stock options we granted was generally set equal to the market price on the date of the grant, we did not record any expense to the income statement related to the grants of stock options, unless certain original grant-date terms were subsequently modified. See Financial Note 19, “Share-Based Payment,” for the pro forma effect on net income and diluted earnings per common share required under the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for the year ended March 31, 2006.
     Recently Adopted Accounting Pronouncements: On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” Among other things, FIN No. 48 requires application of a “more likely than not” threshold for the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The April 1, 2007 adoption of FIN No. 48 resulted in a reduction of our retained earnings by $46 million.
     Effective March 31, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of an asset or a liability in the consolidated balance sheets reflecting the funded status of pension and other postretirement benefits, with current-year changes in the funded status recognized in stockholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. The incremental effect of the initial adoption of SFAS No. 158 reduced our shareholders’ equity by $63 million at March 31, 2007. Additionally, SFAS No. 158 requires the measurement of defined benefit plan assets and obligations to be the date of the Company’s fiscal year-end. We plan on adopting this provision of SFAS No. 158 in 2009.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Subsequent to the issuance of the Company’s 2007 Annual Report on Form 10-K, it was determined that we incorrectly presented the adjustment to initially apply SFAS No. 158 of $63 million, net, as a reduction of 2007 comprehensive income within our Consolidated Statements of Stockholders’ Equity for the year ended March 31, 2007. This error was corrected in 2008, increasing previously reported comprehensive income from $889 million to $952 million for the year ended March 31, 2007.
     Newly Issued Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2009 to 2010 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the impact of SFAS No. 157.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits us to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If we elect the fair value option, we would be required to recognize changes in fair value in our earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us in 2009 although early adoption is permitted. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on April 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on April 1, 2009.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will become effective for us in 2009. As this standard impacts disclosures only, the adoption of this standard will not have material impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
2.	Acquisitions and Investments
In 2008, we made the following acquisition:
-	On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $531 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Financial results of OTN are included within our Distribution Solutions segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition as of March 31, 2008:

(In millions)

Accounts receivable	$321
Inventory	93
Goodwill	257
Intangible assets	129
Deferred tax asset	43
Accounts payable	(318)
Other, net	6

Net assets acquired, less cash and cash equivalents	$531

Approximately $257 million of the preliminary purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $119 million representing customer relationships with a weighted-average life of 9 years, developed technology of $3 million with a weighted-average life of 4 years and trademarks and trade names of $7 million with a weighted-average life of 5 years.
In 2007, we made the following acquisitions and investment:
-	On January 26, 2007, we acquired all of the outstanding shares of Per-Se Technologies, Inc. (“Per-Se”) of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. The acquisition of Per-Se is consistent with the Company’s strategy of providing products that help solve clinical, financial and business processes within the healthcare industry. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility (refer to Financial Note 10, “Long-Term Debt and Other Financing”). Financial results for Per-Se are primarily included within our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition as of March 31, 2008:

(In millions)

Accounts receivable	$107
Property and equipment	41
Other current and non-current assets	115
Goodwill	1,258
Intangible assets	471
Accounts payable	(8)
Other current liabilities	(126)
Deferred revenue	(30)
Long-term liabilities	(96)

Net assets acquired, less cash and cash equivalents	$1,732

Approximately $1,258 million of the purchase price allocation has been assigned to goodwill. Included in the purchase price allocation are acquired identifiable intangibles of $402 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years, and trademark and trade names of $13 million with a weighted-average life of 5 years.

In connection with the purchase price allocation, we have estimated the fair value of the support obligations assumed from Per-Se in connection with the acquisition. The estimated fair value of these obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these obligations. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Per-Se’s deferred revenue by $17 million to $30 million, which represents our estimate of the fair value of the obligation assumed.
–	Our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients as well as a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

–	Our Distribution Solutions segment acquired Sterling Medical Services LLC (“Sterling”) which is based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

–	We contributed $36 million in cash and $45 million in net assets primarily from our Automated Prescription Systems business to Parata Systems LLC (“Parata”), in exchange for a significant minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believe the fair value of our investment in Parata approximates the carrying value of consideration contributed to Parata. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
In 2006, we made the following acquisitions:

–	We acquired substantially all of the issued and outstanding stock of D&K Healthcare Resources, Inc. (“D&K”) of St. Louis, Missouri for an aggregate cash purchase price of $479 million, including the assumption of D&K’s debt. D&K is primarily a wholesale distributor of branded and generic pharmaceuticals and over-the-counter health and beauty products to independent and regional pharmacies, primarily in the Midwest. The acquisition of D&K expanded our existing U.S. pharmaceutical distribution business. Approximately $158 million of the purchase price has been assigned to goodwill. Included in the purchase price were acquired identifiable intangibles of $43 million primarily representing customer lists and not-to-compete covenants which have an estimated weighted-average useful life of nine years. Financial results for D&K are included in our Distribution Solutions segment.

–	We acquired all of the issued and outstanding shares of Medcon, Ltd. (“Medcon”), an Israeli company, for an aggregate purchase price of $82 million. Medcon provides web-based cardiac image and information management services to healthcare providers. Approximately $60 million of the purchase price was assigned to goodwill and $20 million was assigned to intangibles which represent technology assets and customer lists which have an estimated weighted-average useful life of four years. Financial results for Medcon are included in our Technology Solutions segment.
     During the last three years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
3. Discontinued Operations
     Results from discontinued operations were as follows:

	Years Ended March 31,
(In millions)	2008	2007	2006

Income (loss) from discontinued operations
Acute Care	$1	$(9)	$(13)
BioServices	—	—	2
Other	1	—	—
Income taxes	(1)	4	4

Total	$1	$(5)	$(7)

Gain (loss) on sales of discontinued operations
Acute Care	$—	$(49)	$—
BioServices	—	—	22
Other	—	10	—
Income taxes	—	(11)	(9)

Total	$—	$(50)	$13

Discontinued operations, net of taxes
Acute Care	$1	$(66)	$(8)
BioServices	—	—	14
Other	—	11	—

Total	$1	$(55)	$6

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In the second quarter of 2007, we sold our Distribution Solutions segment’s Medical-Surgical Acute Care supply business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements. Revenues associated with the Acute Care business prior to its disposition were $1,062 million for 2006 and $597 million for the first half of 2007.
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
     In connection with this divestiture, we allocated a portion of our Distribution Solutions segment’s Medical-Surgical business’ goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture and the fair value of the continuing businesses. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
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
     In the second quarter of 2007, we also sold a wholly-owned subsidiary, Pharmaceutical Buyers Inc. (“PBI”), for net cash proceeds of $10 million. The divestiture resulted in an after-tax gain of $5 million resulting from the tax basis of the subsidiary exceeding its carrying value. Financial results of this business, which were previously included in our Distribution Solutions segment, have been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements. These results were not material to our consolidated financial statements.
     The results for discontinued operations for 2007 also include an after-tax gain of $6 million associated with the collection of a note receivable from a business sold in 2003 and the sale of a small business.
     In the second quarter of 2006, we sold our wholly-owned subsidiary, McKesson BioServices Corporation (“BioServices”), for net cash proceeds of $63 million. The divestiture resulted in an after-tax gain of $13 million. Financial results for this business, which were previously included in our Distribution Solutions segment, have been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements. These results were not material to our consolidated financial statements.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” financial results for these businesses have been classified as discontinued operations for all periods presented.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
4. Restructuring Activities
     The following table summarizes the activity related to our restructuring liabilities for the three years ended March 31, 2008:

	Distribution Solutions		Technology Solutions		Corporate
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Severance	Total

Balance, March 31, 2005	$1	$4	$—	$1	$1	$7
Expenses	(1)	—	—	1	—	—
Liabilities related to acquisition	10	30	—	—	—	40
Cash expenditures	(4)	(5)	—	(1)	(1)	(11)

Balance, March 31, 2006	6	29	—	1	—	36
Expenses	3	(1)	13	—	—	15
Liabilities related to acquisitions	—	(14)	8	4	—	(2)
Cash expenditures	(6)	(8)	(5)	—	—	(19)

Balance, March 31, 2007	3	6	16	5	—	30
Expenses	5	—	1	4	2	12
Asset impairments	—	3	—	4	—	7

Total charge	5	3	1	8	2	19
Liabilities related to acquisitions	6	1	11	1	—	19
Cash expenditures	(7)	—	(22)	(4)	—	(33)
Non-cash items	—	(3)	—	(4)	—	(7)

Balance, March 31, 2008	$7	$7	$6	$6	$2	$28

     Restructuring Activities and Asset Impairment – Expenses

     During 2008, we incurred $19 million of restructuring expenses, which primarily consisted of:
–	$4 million of severance costs associated with the closure of two facilities within our Distribution Solutions segment,

–	$1 million and $3 million of severance and asset impairments associated with the integration of OTN within our Distribution Solutions segment, and

–	$5 million of severance and exit-related costs and a $4 million asset impairment charge for the write-off of capitalized software costs associated with the termination of a software project within our Technology Solutions segment.
     During 2007, we recorded $15 million of restructuring expenses, of which $8 million pertained to employee severance costs associated with the reallocation of product development and marketing resources and the realignment of an international business within our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Restructuring Activities – Liabilities Related to Acquisitions
     In connection with our OTN acquisition within our Distribution Solutions segment, we recorded other liabilities of $6 million relating to employee severance costs. In connection with our Per-Se acquisition within our Technology Solutions segment, we recorded a total of $19 million of employee severance costs and $5 million of facility exit and contract termination costs in 2008 and 2007. In connection with our D&K acquisition within our Distribution Solutions segment, we recorded $10 million of liabilities relating to employee severance costs and $28 million for facility exit and contract termination costs during 2006. In 2007, in connection with the Company’s investment in Parata, $13 million of contract termination costs that were initially estimated as part of the D&K acquisition were extinguished and, as a result, the Company decreased goodwill and its restructuring liability.
     With the exception of our OTN acquisition which we are currently evaluating certain restructuring initiatives, as of March 31, 2008, all actions related to the above noted restructuring activities have been substantially completed. Approximately 520 employees, consisting primarily of distribution, general and administrative staff, were terminated as part of our restructuring plans over the last three years. As of March 31, 2008, restructuring accruals of $28 million, which primarily consist of employee severance costs and facility exit and contract termination costs, are anticipated to be disbursed from 2009 through 2015. Restructuring expenses were primarily recorded in operating expenses in our consolidated statements of operations. Accrued restructuring liabilities are included in other accrued liabilities in the consolidated balance sheets.
5. Other Income, Net

	Years Ended March 31,
(In millions)	2008	2007	2006

Interest income	$89	$103	$105
Equity in earnings, net	21	23	20
Other, net	11	6	14

Total	$121	$132	$139

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The computations for basic and diluted earnings per share from continuing and discontinued operations are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2008	2007	2006

Income from continuing operations	$989	$968	$745
Interest expense on convertible junior subordinated debentures, net of tax	—	—	1

Income from continuing operations – diluted	989	968	746
Discontinued operations	1	(5)	(7)
Discontinued operations – gain (loss) on sales, net	—	(50)	13

Net income – diluted	$990	$913	$752

Weighted average common shares outstanding:
Basic	291	298	306
Effect of dilutive securities:
Options to purchase common stock	5	6	9
Convertible junior subordinated debentures	—	—	1
Restricted stock	2	1	—

Diluted	298	305	316

Earnings per common share: (1)
Basic
Continuing operations	$3.40	$3.25	$2.44
Discontinued operations	—	(0.02)	(0.02)
Discontinued operations – gain (loss) on sales, net	—	(0.17)	0.04

Total	$3.40	$3.06	$2.46

Diluted
Continuing operations	$3.32	$3.17	$2.36
Discontinued operations	—	(0.02)	(0.02)
Discontinued operations – gain (loss) on sales, net	—	(0.16)	0.04

Total	$3.32	$2.99	$2.38

(1)	Certain computations may reflect rounding adjustments.
     Approximately 8 million, 11 million and 11 million stock options were excluded from the computations of diluted net earnings per share in 2008, 2007 and 2006 as their exercise price was higher than the Company’s average stock price.
7. Receivables, net

	March 31,
(In millions)	2008	2007

Customer accounts	$6,390	$5,753
Other	984	953

Total	7,374	6,706
Allowances	(161)	(140)

Net	$7,213	$6,566

     The allowances are primarily for uncollectible accounts and sales returns.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
8. Property, Plant and Equipment, Net

	March 31,
(In millions)	2008	2007

Land	$50	$43
Building, machinery and equipment	1,652	1,463

Total property, plant and equipment	1,702	1,506
Accumulated depreciation	(927)	(822)

Property, plant and equipment, net	$775	$684

9. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill were as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2006	$1,150	$487	$1,637
Goodwill acquired, net of purchase price adjustments	234	1,088	1,322
Translation adjustments	2	14	16

Balance, March 31, 2007	1,386	1,589	2,975
Goodwill acquired, net of purchase price adjustments	282	59	341
Translation adjustments	4	25	29

Balance, March 31, 2008	$1,672	$1,673	$3,345

     Information regarding intangible assets is as follows:

	March 31,
(In millions)	2008	2007

Customer lists	$725	$593
Technology	176	161
Trademarks and other	61	56

Gross intangibles	962	810
Accumulated amortization	(301)	(197)

Intangible assets, net	$661	$613

     Amortization expense of intangible assets was $107 million, $53 million and $28 million for 2008, 2007 and 2006. The weighted average remaining amortization period for customer lists, technology, trademarks and other intangible assets at March 31, 2008 was: 8 years, 3 years and 8 years. Estimated future annual amortization expense of these assets is as follows: $113 million, $97 million, $90 million, $83 million and $67 million for 2009 through 2013, and $207 million thereafter. At March 31, 2008 and 2007, there were $4 million and $17 million of intangible assets not subject to amortization.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
10. Long-Term Debt and Other Financing

	March 31,
(In millions)	2008	2007

6.40% Notes due March, 2008	$—	$150
9.13% Series C Senior Notes due February, 2010	215	215
7.75% Notes due February, 2012	399	399
5.25% Notes due March, 2013	498	498
5.70% Notes due March, 2017	499	499
7.65% Debentures due March, 2027	175	175
ESOP related debt (see Financial Note 13)	4	14
Other	7	8

Total debt	1,797	1,958
Less current portion	2	155

Total long-term debt	$1,795	$1,803

     In June 2007, we renewed our $700 million committed accounts receivable sales facility. The facility was renewed under substantially similar terms to those previously in place. The renewed facility expires in June 2008. As of March 31, 2008 and 2007, no amounts were outstanding under the accounts receivable facility.
     In June 2007, we renewed our existing $1.3 billion five-year, senior unsecured revolving credit facility, which was scheduled to expire in September 2009. The new credit facility has terms and conditions substantially similar to those previously in place and expires in June 2012. Borrowings under this new credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate (“LIBOR”). As of March 31, 2008 and 2007, no amounts were outstanding under this facility.
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
     In 2008, 2007 and 2006, we sold customer lease portfolio receivables for cash proceeds of $16 million, $5 million and $60 million. Gains on sales of these receivables were not material.
     The employee stock ownership program (“ESOP”) debt bears interest at rates ranging from 8.6% fixed rate to approximately 93% of the LIBOR and is due in semi-annual and annual installments through 2010.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. At March 31, 2008, this ratio was 22.7% and we were in compliance with all other covenants.
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
11. Financial Instruments and Hedging Activities
     At March 31, 2008 and 2007, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments. The carrying amounts and estimated fair values of our long-term debt were $1,797 million and $1,861 million at March 31, 2008 and $1,958 million and $2,036 million at March 31, 2007. The estimated fair value of our long-term debt was determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.
     In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit these risks through the use of derivatives such as interest rate swaps and forward contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
12. Lease Obligations
     We lease facilities and equipment under both capital and operating leases. Net assets held under capital leases included in property, plant and equipment were $4 million and $2 million at March 31, 2008 and 2007. Rental expense under operating leases was $149 million, $117 million and $106 million in 2008, 2007 and 2006. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Most real property leases contain renewal options and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     At March 31, 2008, future minimum lease payments and sublease rental income for years ending March 31 are:

	Non-cancelable
	Operating	Non-cancelable
(In millions)	Leases	Sublease Rentals	Capital Leases

2009	$114	$3	$1
2010	93	2	1
2011	78	2	—
2012	64	2	—
2013	40	1	—
Thereafter	99	1	—

Total minimum lease payments	$488	$11	2

Less amounts representing interest			—

Present value of minimum lease payments			$2

13. Pension Benefits
     We maintain a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Defined Pension Benefit Plans
     Eligible U.S. employees who were employed by the Company prior to December 31, 1996 are covered under the Company-sponsored defined benefit retirement plan. In 1997, we amended this plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. The Company has made no annual contributions since this plan was frozen. The benefits for this defined benefit retirement plan are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have defined benefit pension plans for eligible Canadian and United Kingdom employees as well as a nonqualified supplemental defined benefit plan for certain U.S. executives, which is non-funded. We also assumed a frozen qualified defined benefit plan through our acquisition of Per-Se in 2007. This Per-Se plan was merged into our retirement plan in 2008. The measurement date for all of our pension plans is December 31.
     The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2008	2007	2006

Service cost—benefits earned during the year	$7	$7	$6
Interest cost on projected benefit obligation	31	27	26
Expected return on assets	(39)	(33)	(32)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	11	12	9
Settlement charges and other	4	4	—

Net periodic pension expense	$14	$17	$9

     The projected unit credit method is utilized for measuring net periodic pension expense over the employees’ service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation and the market value of assets are amortized straight-line over the average remaining future service periods.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	March 31,
(In millions)	2008	2007

Change in benefit obligations
Benefit obligation at beginning of year	$552	$485
Service cost	7	7
Interest cost	31	27
Actuarial losses (gains)	(8)	19
Benefit payments	(47)	(29)
Benefit obligations assumed through acquisition	—	37
Foreign exchange impact and other	8	6

Benefit obligation at end of year	$543	$552

Change in plan assets
Fair value of plan assets at beginning of year	$484	$412
Actual return on plan assets	29	48
Employer and participant contributions	33	24
Benefits paid	(47)	(29)
Plan assets acquired through acquisition	—	28
Foreign exchange impact and other	2	1

Fair value of plan assets at end of year	$501	$484

Funded status at end of year (1)	$(39)	$(65)

Amounts recognized on the balance sheet
Noncurrent assets	$78	$53
Current liabilities	(9)	(17)
Noncurrent liabilities	(108)	(101)

Total	$(39)	$(65)

(1)	Includes $3 million of employer contributions subsequent to our December 31, 2007 and 2006 measurement dates.
     The accumulated benefit obligations for our pension plans were $522 million at March 31, 2008 and $525 million at March 31, 2007. The components of the amount recognized in accumulated other comprehensive income at March 31, 2008 and 2007 are as follows: net actuarial loss, $111 million and $118 million; net prior service cost, $10 million and $12 million; and net transitional obligations, $2 million and $2 million.
     In 2009, we estimate that we will amortize $2 million of prior service cost and $6 million of actuarial loss for the pension plans from shareholders’ equity to pension expense. Comparable 2008 amounts were $2 million and $9 million.
     Projected benefit obligations relating to our unfunded U.S. plans were $112 million and $92 million at March 31, 2008 and 2007. Pension costs are funded based on the recommendations of independent actuaries.
     Expected benefit payments for our pension plans are as follows: $37 million, $32 million, $35 million, $38 million and $32 million for 2009 to 2013, and $265 million for 2014 through 2018. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $22 million for 2009.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Weighted average asset allocations of the investment portfolio for our pension plans at December 31 and target allocations are as follows:

		Percentage of Fair Value of Total
		Plan Assets
	Target
	Allocation	2008	2007

Assets Category
U.S. equity securities	44%	42%	44%
International equity securities	15%	14%	16%
Fixed income	33%	35%	29%
Other	8%	9%	11%

Total	100%	100%	100%

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
     Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	2008	2007	2006

Net periodic expense
Discount rates	5.33%	5.35%	5.75%
Rate of increase in compensation	3.85	3.83	4.00
Expected long-term rate of return on plan assets	7.53	7.47	8.23
Benefit obligation
Discount rates	6.18%	5.70%	5.56%
Rate of increase in compensation	4.01	3.97	3.97
Expected long-term rate of return on plan assets	8.04	8.09	8.11

Other Defined Benefit Plans
     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefits liabilities upon our withdrawal from the plan, however information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2008, 2007 and 2006.
Defined Contribution Plans
     We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Eligible employees may contribute into the PSIP through an individual retirement savings account up to 20% of their monthly eligible compensation for pre-tax deferrals and up to 67% of compensation for catch-up contributions not to exceed Internal Revenue Service (“IRS”) limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay deferred and 50% of the employee’s deferral for the next 2% of pay deferred. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual limit, effective 2008. The Company has historically provided for the PSIP contributions primarily with its common shares through its leveraged ESOP.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The ESOP has purchased an aggregate of 24 million shares of the Company’s common stock since its inception. These purchases were financed by 10 to 20 year loans from or guaranteed by us. The ESOP’s outstanding borrowings are reported as long-term debt of the Company and the related receivables from the ESOP are shown as a reduction of stockholders’ equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on unallocated shares and Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings. Stock is made available from the ESOP based on debt service payments on ESOP borrowings. After-tax ESOP expense and other contribution expense, including interest expense on ESOP debt, was $8 million, $8 million and $7 million in 2008, 2007 and 2006. Approximately 1 million shares of common stock were allocated to plan participants in each of the years 2008, 2007 and 2006. At March 31, 2008, almost all of the 24 million common shares had been allocated to plan participants.
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
     The net periodic expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2008	2007	2006

Service cost—benefits earned during the year	$2	$2	$2
Interest cost on projected benefit obligation	10	11	11
Amortization of unrecognized actuarial loss and prior service costs	4	16	20

Net periodic postretirement expense	$16	$29	$33

     Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	March 31,
(In millions)	2008	2007

Change in benefit obligations
Benefit obligation at beginning of year	$183	$213
Service cost	2	2
Interest cost	10	11
Plan amendments and other	5	—
Actuarial gain	(27)	(26)
Benefit payments	(16)	(17)

Benefit obligation at end of year	$157	$183

     In 2009, we estimate that we will amortize $13 million of actuarial gain for the other postretirement plans from shareholders’ equity to other postretirement expense. The comparable 2008 amount was $4 million of actuarial loss.
     Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans, net of expected Medicare subsidy receipts of $18 million, are as follows: $15 million annually for 2009 to 2013, and $70 million cumulatively for 2014 through 2018. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $15 million for 2009.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 5.78%, 5.55% and 5.75% for 2008, 2007 and 2006. Weighted-average discount rates for the actuarial present value of benefit obligations were 6.19%, 5.78% and 5.55% for 2008, 2007 and 2006.
     Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 10% and 12% for prescription drugs, 9% for medical and 7% for dental in 2008 and 2007. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For 2008, 2007 and 2006, a one-percentage-point increase and a one-percentage-point decrease in the assumed healthcare cost trend rate would impact total service and interest cost components by approximately $1 million to $2 million and the postretirement benefit obligation by approximately $12 million to $15 million.
15. Income Taxes

	Years Ended March 31,
(In millions)	2008	2007	2006

Income from continuing operations before income taxes
U.S.	$1,059	$987	$927
Foreign	398	310	244

Total income from continuing operations before income taxes	$1,457	$1,297	$1,171

     The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2008	2007	2006

Current
Federal	$189	$71	$(14)
State and local	59	69	19
Foreign	22	22	16

Total current	270	162	21

Deferred
Federal	178	204	361
State and local	16	(18)	38
Foreign	4	(19)	6

Total deferred	198	167	405

Income tax provision	$468	$329	$426

     In 2008, the IRS completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”), which was approved by the Joint Committee on Taxation during the third quarter. The IRS and the Company have agreed to certain adjustments, primarily related to transfer pricing and income tax credits. As a result of the approved RAR, we recognized approximately $25 million of net federal and state income tax benefits. We are in the process of amending state income tax returns for 2000 to 2002 to reflect the IRS settlement. We recorded the anticipated state tax impact of the IRS examination in our 2008 income tax provision and do not anticipate any material impact when the final amended state tax returns have been completed. In Canada, we received an assessment from the Canada Revenue Agency for a total of $9 million related to transfer pricing for 2003. We plan to further pursue this issue and will appeal the assessment. We believe we have adequately provided for any potential adverse results for 2003 and future years. During 2008, we have also favorably concluded various foreign examinations, which resulted in the recognition of approximately $4 million of income tax benefits. In nearly all jurisdictions, the tax years prior to 1999 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties. Income tax expense for 2008 was also impacted by a non-tax deductible $13 million increase in a legal reserve.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In 2007, we recorded a credit to current income tax expense of $83 million, which primarily pertained to our receipt of a private letter ruling from the IRS holding that our payment of approximately $960 million to settle our Consolidated Securities Litigation Action (refer to Financial Note 17, “Other Commitments and Contingent Liabilities”) is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Securities Litigation Action and related litigation. In 2007, we also recorded $24 million in income tax benefits arising primarily from settlements and adjustments with various taxing authorities and research and development investment tax credits from our Canadian operations.
     In 2006, we made a $960 million payment into an escrow account relating to the Consolidated Securities Litigation Action. This payment was deducted in our 2006 income tax returns and as a result, our current tax expense decreased and our deferred tax expense increased in 2006 primarily reflecting the utilization of the deferred tax assets associated with the Consolidated Securities Litigation Action. In 2006, we also recorded a $14 million income tax expense, which primarily related to a basis adjustment in an investment and adjustments with various taxing authorities.
     Significant judgments and estimates are required in determining the consolidated income tax provision. Although our major taxing jurisdictions are the U.S. and Canada, we are subject to income taxes in numerous foreign jurisdictions. Annually, we file a federal consolidated income tax return with the IRS, and over 1,100 returns with various state and foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid.
     The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2008	2007	2006

Income tax provision at federal statutory rate	$510	$454	$410
State and local income taxes net of federal tax benefit	43	34	34
Foreign tax rate differential	(126)	(109)	(74)
Securities Litigation reserve	—	(83)	3
Unrecognized tax benefits and settlements	31	44	30
Nondeductible/nontaxable items	11	3	1
Other—net	(1)	(14)	22

Income tax provision	$468	$329	$426

     At March 31, 2008, undistributed earnings of our foreign operations totaling $1,450 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Deferred tax balances consisted of the following:

	March 31,
(In millions)	2008	2007

Assets
Receivable allowances	$57	$55
Deferred revenue	124	215
Compensation and benefit-related accruals	286	231
Securities Litigation	—	15
Loss and credit carryforwards	566	525
Other	257	228

Subtotal	1,290	1,269
Less: valuation allowance	(27)	(25)

Total assets	$1,263	$1,244

Liabilities
Basis difference for inventory valuation and other assets	$(1,097)	$(1,097)
Basis difference for fixed assets and systems development costs	(163)	(161)
Intangibles	(154)	(160)
Other	(141)	(106)

Total liabilities	(1,555)	(1,524)

Net deferred tax liability	$(292)	$(280)

Current net deferred tax liability	$(767)	$(614)
Long term net deferred tax asset	475	334

Net deferred tax liability	$(292)	$(280)

     We have federal and state income tax net operating loss carryforwards of $411 million and $2,001 million which will expire at various dates from 2009 through 2028. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards may not be realized. In recognition of this risk, we have provided a valuation allowance of $27 million on the deferred tax assets relating to these state net operating loss carryforwards. We have foreign income tax net operating loss carryforwards of $86 million, which have indefinite lives.
     We also have domestic income tax credit carryforwards of $266 million, which are primarily alternative minimum tax credit carryforwards that have an indefinite life and foreign income tax credit carryforwards of $3 million, which are Canadian research and development credit carryforwards that expire between 2025 and 2028.
     We adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes” as of April 1, 2007, which resulted in a reduction of our retained earnings by $46 million. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlements. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At April 1, 2007, our “unrecognized tax benefits,” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, amounted to $465 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table summarizes the activity related to our gross unrecognized tax benefits from March 31, 2007 to March 31, 2008:

Unrecognized
(In millions)	Tax Benefits

Balance at March 31, 2007	$ 465
Additions based on tax positions related to current year	58
Reductions based on settlements	(27)
Balance at March 31, 2008	$ 496

     Of the total $496 million in unrecognized tax benefits at March 31, 2008, $318 million would reduce income tax expense and the effective tax rate if recognized. We continue to report interest and penalties on tax deficiencies as income tax expense. At March 31, 2008, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $130 million and we recognized $31 million of interest expense, before any tax benefits, in our consolidated statements of operations during 2008. We have no amounts accrued for penalties. It is reasonably possible that audit resolutions and expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $133 million during the next twelve months.
16. Financial Guarantees and Warranties
Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. Customer guarantees range from one to seven years and were primarily provided to facilitate financing for certain strategic customers. At March 31, 2008, the amounts of inventory repurchase guarantees and other customer guarantees were $115 million and $5 million of which a nominal amount had been accrued.
     At March 31, 2008, we had commitments of $2 million of cash contributions to our equity-held investments, for which no amounts had been accrued.
     The expirations of the above noted financial guarantees and commitments are as follows: $46 million, $20 million, $1 million, $1 million and nil from 2009 through 2013 and $54 million thereafter.
     In addition, our banks and insurance companies have issued $101 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations, and our workers’ compensation and automotive liability programs.
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
17. Other Commitments and Contingent Liabilities
     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Because litigation outcomes are inherently unpredictable, these assessments often involve a series of complex assessments by management about future events and can rely heavily on estimates and assumptions.
     We are party to the significant legal proceedings described below. Based on our experience, we believe that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in the unresolved legal proceedings described below. Should any one of these proceedings against us, or a combination of more than one, be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     I. Accounting Litigation
     Following the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company (“HBOC”) and now known as McKesson Information Solutions LLC, were improperly recorded as revenue and reversed, ninety-two lawsuits were filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants, including Bear Stearns & Co. Inc. (“Bear Stearns”) and Arthur Andersen LLP (“Andersen”). Although almost all of these cases (collectively “the Securities Litigation”) have now been resolved, certain matters remain pending as more fully described below.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Federal Actions
     On January 12, 2005, we announced that we reached an agreement to settle the previously-reported action in the Northern District of California captioned: In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Securities Litigation Action”). In general, we agreed to pay the settlement class a total of $960 million in cash. On February 24, 2006, the Honorable Ronald M. Whyte signed a Final Judgment and Order of Dismissal (the “Judgment”), in which the Court gave its final approval to the settlement of the Consolidated Securities Litigation Action and dismissed on the merits and with prejudice all claims asserted against the Company, HBOC, and Defendants’ Released Persons (as that term is defined in the Judgment). On March 23, 2006, Defendant Bear Stearns filed an appeal of the Judgment to the United States Court of Appeals for the Ninth Circuit. The appeal by Bear Stearns challenged certain provisions of the settlement that restricted Bear Stearns’ ability to bring certain claims in the future against the Company, HBOC and certain other persons released in the settlement.
     On September 28, 2007, the trial court in the Consolidated Securities Litigation Action preliminarily approved a settlement by Bear Stearns of all claims against it by the class. As part of that settlement with the class, Bear Stearns agreed to dismiss its appeal from the Company’s settlement, as well as to dismiss its New York State Court action against the Company, as described below, and to fully release the Company as to all claims related to the Securities Litigation. In consideration of these Bear Stearns obligations, the Company agreed to pay $10 million to fund the Bear Stearns class settlement. The Bear Stearns appeal was dismissed on October 9, 2007, making the Company’s settlement of the Consolidated Securities Litigation Action final and binding on both the Company and the class. On January 18, 2008, Judge Whyte gave his final approval to the Bear Stearns class action settlement.
     On August 11, 2005, the Company and HBOC filed a complaint against Andersen and former Andersen partner Robert A. Putnam (“Putnam”) in San Francisco Superior Court captioned McKesson Corporation et al. v Andersen et al., (No. 05-443987), which Putnam subsequently removed to the United States District Court for the Northern District of California. Upon removal, the case was assigned to Judge Whyte and given N.D. Cal. Case No. 05-04020 RMW. In its complaint, as amended on March 28, 2006, McKesson asserted claims against Andersen for negligent misrepresentation, breach of contract, indemnity and contribution, and HBOC asserted claims against Andersen for breach of contract, professional negligence, equitable indemnity or declaratory relief, and contribution. On March 16, 2006, Andersen filed its own action against McKesson and HBOC in federal court in San Jose captioned Andersen v. McKesson Corporation et al., (No. C-06-02035-JW). In its complaint, Andersen asserted claims against McKesson and HBOC for fraud, negligent misrepresentation, breach of contract, breach of the covenant of good faith and fair dealing, equitable indemnity and declaratory relief, in connection with Andersen’s prior audits and reviews of HBOC’s financial results. In the second quarter of 2008, the Company, Andersen and Putnam reached a global settlement of all claims related to the Securities Litigation, including those involved in these two lawsuits; and the lawsuits have been dismissed with prejudice.
     The previously-reported action captioned Cater v. McKesson Corporation et al., (No. C-00-20327-RMW) has also been settled.
     Based on the above described settlements and actions, there are no longer any Securities Litigation matters pending in federal court.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     State Actions
     Twenty-four actions were filed in various state courts in California, Colorado, Delaware, Georgia, Louisiana and Pennsylvania (the “State Actions”). All of these actions have been settled or otherwise resolved, except for the following two individual actions, originally filed in Georgia Superior Court: Holcombe T. Green and HTG Corp. v. McKesson, Inc. et al., (Georgia Superior Court, Fulton County, Case No. 2002-CV-48407); and Hall Family Investments, L.P. v. McKesson, Inc. et al. (Georgia Superior Court, Fulton County, Case No. 2002-CV-48612). The Green and Hall Family Investments, L.P. actions were voluntarily dismissed by plaintiffs on April 26, 2006 in the Georgia Superior Court and were re-filed in Georgia State Court, Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F). The allegations in these actions are substantially similar to those in the Consolidated Securities Litigation Action. Plaintiffs allege claims of fraud and deceit; additionally, plaintiff Green seeks indemnification in connection with a lawsuit, now settled, which had been filed by the McKesson Corporation Profit Sharing Investment Plan against McKesson Corporation and for other unspecified losses. Plaintiffs seek actual and punitive damages, attorneys’ fees and costs of suit in amounts unspecified in the complaint. The Company and HBOC have answered the complaints in each of these actions, generally denying the allegations and any liability to plaintiffs. In April 2007, we filed motions to disqualify the Green and Hall Family Investments, L.P. damages experts, who had opined that plaintiffs incurred approximately $150 million in actual damages, and for summary judgment. On December 13, 2007, the trial judge denied those motions. On January 3, 2008, following certification by the trial court of an appeal from her rulings on the disqualification and summary judgment motions, we applied to the Georgia Court of Appeals, seeking acceptance of an interlocutory appeal from the trial court rulings, and on January 29, 2008, the Court of Appeals granted that application. No briefing schedule for that appeal has been set.
     As previously reported, in December of 2005, Bear Stearns filed a complaint captioned, Bear Stearns & Co., Inc v. McKesson Corporation, (Case No. 604304/5), against the Company in the trial court for the State and County of New York. Bear Stearns alleged that the Company’s entry into the settlement of the Consolidated Securities Litigation Action, without providing a full release for Bear Stearns in that settlement, was a breach of the engagement letter under which Bear Stearns advised the Company in connection with its acquisition of HBOC. As described above, the Bear Stearns federal class settlement required that Bear Stearns dismiss its New York state court action against the Company upon final approval of the Bear Stearns settlement. Accordingly, Bear Stearns dismissed this action following Judge Whyte’s January 18, 2008 order granting final approval to the Bear Stearns settlement.
     II. Average Wholesale Price Litigation
     On June 2, 2005, a civil class action complaint was filed against the Company in the United States District Court, District of Massachusetts captioned: New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 05-11148) (“New England Carpenters I”). Named plaintiffs are health benefit plans. The Complaint alleges that in late 2001 and early 2002 the Company and co-defendant First DataBank (“FDB”) conspired to improperly raise the published Average Wholesale Price (“AWP”) of certain prescription drugs, and that this alleged conduct resulted in higher drug reimbursement payments by plaintiffs and others similarly situated. Plaintiffs purported to represent a class of third party payors who paid any portion of the price of certain prescription drugs based upon the AWPs published by FDB during the period January 1, 2002 to March 15, 2005.
     The complaint alleges claims against the Company based on the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C. § 1962(c); California’s Business and Professions Code sections 17200 and 17500, and common law civil conspiracy and seeks injunctive relief, as well as actual, punitive and treble damages, attorneys’ fees and costs, in an unspecified amount. On December 29, 2005, the Company filed a response to the plaintiffs’ complaint, denying the allegations and asserting numerous affirmative defenses.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     From July 2006 through November 2007, the plaintiffs filed three amended complaints, which together sought to add a class of consumers that made percentage co-payments (“consumer co-pay class”) for certain prescription drugs and a class of uninsured consumers who paid usual and customary prices for the prescription drugs from August 1, 2001 through the present (“U&C class”), to modify and extend the purported class period pertaining to third party payors from August 1, 2001 to March 15, 2005, and to add an alternative count under various state consumer protection statutes. The Company has responded to all amended complaints, denying the allegations and asserting numerous affirmative defenses. No trial date has been set with respect to the third party payor class or consumer co-pay class. Although the district court has not yet certified any alleged U&C class, a trial date of January 26, 2009 is presently set with respect to the alleged U&C class.
     On March 19, 2008, the district court denied a motion filed by the Company to dismiss and for judgment on the pleadings with respect to the RICO claims asserted in the third amended complaint. Also on the same date, the district court entered an order certifying: (1) a consumer co-pay class for all purposes for the period August 1, 2001 to May 15, 2005; (2) the third party payor class for liability and equitable relief for the period from August 1, 2001 to May 15, 2005; and (3) the third party payor class for damages for the period August 1, 2001 to December 31, 2003. Although the complaints do not specify the amount of damages sought for either of the two certified classes, prior to the court’s March 19, 2008 ruling plaintiffs filed a damages report claiming damages of $6.8 billion for the third party payor class and $214 million for the consumer co-pay class, which in the case of the third party payors represented damages for a period approximately sixteen months longer than the period certified on March 19, 2008 by the court. The plaintiffs will submit a new damages report which we expect will conform to the court’s shorter class period and other issues addressed in the opinion.
     On April 2, 2008, the Company petitioned the U.S. Court of Appeals for the First Circuit to allow immediate appeal of the district court’s March 19, 2008 class certification order. Plaintiffs’ filed a response to the petition on April 14, 2008. The First Circuit has not yet acted on the petition.
     On December 10, 2007, the same plaintiffs named in the New England Carpenters I civil action filed a civil class action complaint under federal and state antitrust laws against the Company in the United States District Court, District of Massachusetts, captioned: New England Carpenters Health Benefits Fund et al., v. McKesson Corporation, (Civil Action No. 1:07-CV-12277-PBS) (“New England Carpenters II”). The New England Carpenters II action purports to be brought on behalf of the same three classes and is based on the same set of operative facts as the New England Carpenters I action. The Complaint purports to state claims against the Company for violation of the Sherman Act, 15 U.S.C. § 1, California Business & Professions Code § 16700 et seq., and Antitrust Laws for Indirect Purchasers for seventeen individual states. Plaintiffs seek declaratory relief, as well as actual and treble damages, attorneys’ fees and costs in unspecified amounts. The Company moved to dismiss the complaint in New England Carpenters II on January 31, 2007. That motion was argued, but not decided, on April 17, 2008. At the conclusion of the hearing, the court stayed further activity in the case. McKesson has not yet answered the complaint. No trial date or pretrial schedule has been set.
     In June 2007, the Company was informed that a qui tam action by an unknown relator was previously filed in the United States District Court in the District of New Jersey, purportedly on behalf of the United States, twelve states (California, Delaware, Florida, Hawaii, Illinois, Louisiana, Massachusetts, Nevada, New Mexico, Tennessee, Virginia and Texas) and the District of Columbia, against the Company and seven other defendants unaffiliated with the Company. The Company was advised that the United States and the various states are considering whether to intervene in the suit, but none has done so to date. The suit thus remains inactive and under seal, and the suit has not been served on the Company. The Company was informed further that an amended complaint filed under seal in this matter alleges multiple claims against the Company and several other parties, including claims under the federal False Claims Act and the various states’ and District of Columbia’s false claims statutes. The claims arise out of alleged manipulation of AWP by defendants from 1993 through at least 2005, which the plaintiffs claim caused them to pay more than they should have in reimbursement for prescription drugs covered by various government programs that base reimbursement payments on AWP. The complaint seeks damages on behalf of the United States, the twelve named states and the District of Columbia, including treble damages and civil penalties as provided under the various False Claims Act statutes, as well as attorneys’ fees and costs, all in an unspecified amount. The Company has been cooperating with the investigation.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     III. Product Liability Litigation
     The Company is a defendant in approximately 575 cases alleging that the plaintiffs were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). The cases typically assert causes of action for strict liability, negligence, breach of warranty and false advertising for improper design, testing, manufacturing, and warnings relating to the manufacture and distribution of Vioxx. None of the cases involving the Company is scheduled for trial. The Company has tendered each of these cases to Merck and has reached an agreement with Merck to defend and indemnify the Company.
     The Company is a defendant in approximately 3 cases alleging that the plaintiffs were injured because they took the drugs known as fen-phen, the term commonly used to describe the weight-loss combination of fenfluramine or dexfenfluramine with phentermine. The Company has been named as a defendant along with several other defendants in 41 cases and has accepted the tender of one of its customers named as a defendant in one additional case. The cases are pending in state courts in California and Mississippi and in state and federal courts in Florida and New York, and typically assert causes of action for strict liability, negligence, breach of warranty, false advertising and unfair business practices for improper design, testing, manufacturing and warnings relating to the distribution and/or prescription of fen-phen. The Company has tendered each of these cases, including the three remaining matters, to its suppliers and has reached an agreement with its major supplier to defend and indemnify the Company and its customers.
     We, through our former McKesson Chemical Company division, are named in approximately 450 cases involving the alleged distribution of asbestos. These cases typically involve either single or multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1987 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), we have tendered each of these actions to Univar. Univar has raised questions concerning the extent of its obligations under the indemnification agreement. Univar continues to defend the Company in some of these cases, but since February 2005 has been rejecting tenders and accordingly, the Company is incurring defense costs in connection with the more recently served actions. The Company believes that Univar remains obligated under the terms of the indemnification agreement. The Company has filed an arbitration demand against Univar pursuant to the indemnification agreement seeking a determination that the liability for these cases is Univar’s responsibility. Arbitrators have been identified and agreed upon, but no date is yet set for the arbitration. In addition to its indemnification rights against Univar, the Company believes that portions of these claims are covered by insurance and is pursuing that coverage.
     IV. Other Litigation and Claims
     On May 3, 2004, judgment was entered against us and one of our employees in the action captioned: Roby v. McKesson HBOC, Inc. et al. (Superior Court for Yolo County, California, Case No. CV01-573). Former employee Charlene Roby (“Roby”) brought claims for wrongful termination, disability discrimination and disability-based harassment against McKesson and a claim for disability-based harassment against her former supervisor. The jury awarded Roby compensatory damages against McKesson and against her supervisor in the total amount of $4 million, and punitive damages in the amount of $15 million against McKesson. Following post-trial motions, the trial court reduced the amount of compensatory damages against McKesson to $3 million; the punitive damages awarded against both defendants and the compensatory damages awarded against the individual employee defendant were not reduced. We filed a Notice of Appeal, seeking reduction or reversal of the compensatory and punitive damage awards and the award of attorneys’ fees. On December 26, 2006, the Court of Appeal for the Third Appellate District of California issued its decision reversing the verdict for harassment against Roby’s supervisor, reducing the compensatory damages from $3 million to $1 million, and reducing punitive damages from $15 million to $2 million. Following the rejection of Roby’s petition for rehearing before the Court of Appeals, plaintiff petitioned for review by the California Supreme Court, which was granted on April 18, 2007. Roby has filed her opening brief; the Company has filed its brief in opposition, and plaintiff is scheduled to file her reply brief in May, 2008. A hearing will thereafter be scheduled by the Court.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On July 14, 2006, an action was filed in the United States District Court for the Eastern District of New York against McKesson, two McKesson employees, four other drug wholesalers and sixteen drug manufacturers, RxUSA v. Alcon Laboratories et al., (Case No. 06-CV-3447-MJT). Plaintiff alleges that we, along with various other defendants, unlawfully engaged in monopolization and attempted monopolization of the sale and distribution of pharmaceutical products in violation of the federal antitrust laws, as well as in violation of New York State’s Donnelly Act. We are also alleged to have violated the Sarbanes-Oxley Act of 2002; and our employees are alleged to have violated the Donnelly Act, the Sarbanes-Oxley Act and Sections 1962 (c) and (d) of the civil RICO statute. Plaintiff alleges generally that defendants have individually, and in concert with one another, taken actions to create and maintain a monopoly and to exclude secondary wholesalers, such as the plaintiff, from the wholesale pharmaceutical industry. The complaint seeks monetary damages of approximately $1.6 billion, and also seeks treble damages, attorneys’ fees and injunctive relief. All defendants have filed motions to dismiss all claims. The motions were fully briefed and submitted to the trial court on March 13, 2007. The court has not yet decided any of the motions and has not set a date to hear oral argument on the motions. Discovery has been stayed subject to disposition of the motions to dismiss. No trial date has been set.
     Between 1976 and 1987, our former McKesson Chemical Company division operated a facility in Santa Fe Springs, California. We have been actively remediating the contamination at this site since 1994. Angeles Chemical Company (“Angeles”) conducted similar repackaging activities at its property adjacent to the Company’s site between 1976 and 2000. In late 2001, Angeles filed an action against McKesson Angeles Chemical Company v. McKesson Corporation, et al., (United States District Court for the Central District of California Case No. 01-10532-TJH) claiming that McKesson’s contamination had migrated to Angeles’ property. The causes of action in the current complaint purport to state claims based on the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) and the Resource Conservation and Recovery Act, as well as allege various state law claims, such as nuisance, trespass, negligence, defamation, interference with prospective advantage, unfair business practices, and for declaratory relief, among others. Angeles seeks injunctive relief, as well as compensatory and punitive damages, attorneys’ fees and costs. We have answered the complaint, denying liability and asserting affirmative defenses. Fact discovery is closed, expert discovery is ongoing and a pretrial conference is scheduled for June 23, 2008, at which time a trial date is expected to be set.
     V. Government Investigations and Subpoenas
     The health care industry is highly regulated, and government agencies continue to increase their scrutiny over certain practices affecting government programs. From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort, and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such requests and subpoenas include the following: (1) we are in the process of responding to a subpoena from the U.S. Attorney’s Office (“USAO”) in Massachusetts seeking documents relating to the Company’s business relationship with a long-term care pharmacy organization; (2) we have responded to a request from the Federal Trade Commission for certain documents as part of a non-public investigation to determine whether the Company may have engaged in anti-competitive practices with other wholesale pharmaceutical distributors in order to limit competition for provider customers seeking distribution services; (3) we have received and responded to a Civil Investigative Demand from the Attorney General’s Office of the State of Tennessee apparently in connection with an investigation into possible violations of the Tennessee Medicaid False Claims Act in connection with repackaged pharmaceuticals; (4) we have responded to a subpoena from the office of the Attorney General of the State of New York requesting documents and other information concerning our participation in the secondary or “alternative source” market for pharmaceutical products; (5) we have received and have responded, or are in the process of responding to subpoenas from a number of Offices of state Attorney Generals or other state agencies, including requests from New York, Wisconsin, and Alabama, relating to the pricing, including First DataBank AWP, for branded and generic drugs; (6) we are cooperating in an investigation by the USAO for the Northern District of Mississippi into whether it will intervene in a civil qui tam action filed by an unknown private relator against the Company and other defendants, and we are informed that the action purports to allege violations of the anti-kickback and/or false claims statutes in connection with the provision of Medicare claims billing services to multi-facility nursing home customers; and (7) we are responding to a subpoena, issued by the USAO in Houston, which seeks documents relating to billing and collection

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
services performed by our subsidiary, Per-Se, for certain healthcare operations associated with the University of Texas from 2004 to the present.
     On May 2, 2008, we entered into two agreements which resolved previously disclosed claims by the Drug Enforcement Administration (“DEA”) and six USAOs that between 2005 and 2007, certain of our pharmaceutical distribution centers fulfilled customer orders for select controlled substances, which orders were not adequately reported to the DEA. The settlements were achieved consistent with the previously disclosed $13 million reserve established for these matters. These settlements resolve all administrative and civil claims arising out of the investigations.
     As previously reported, on January 26, 2007, we acquired Per-Se, which became a wholly owned subsidiary of McKesson. Prior to its acquisition, Per-Se had publicly disclosed two pending Securities and Exchange Commission (“SEC”) investigations. Those investigations are the following: (1) In March 2005, the SEC issued a subpoena to Per-Se pursuant to a formal order of investigation which we believe relates to allegations of wrongdoing made in 2003 by a former Per-Se employee. Those allegations were the subject of a prior investigation by the Per-Se Audit Committee and an outside accounting firm. Per-Se has produced documents and provided testimony to the SEC. By letter dated June 26, 2007, the SEC informed the Company that its investigation of Per-Se was closed, and that it did not intend to recommend any enforcement action against Per-Se as a result of that investigation. (2) In December 2004, the SEC issued a formal order of investigation relating to accounting matters at NDCHealth Corporation (“NDCHealth”), a then public company which was acquired by Per-Se in January 2006, prior to our acquisition of Per-Se. In March 2005, NDCHealth restated its financial statements for the fiscal years ended May 28, 2004, May 30, 2003 and May 31, 2002, and for the fiscal quarters ended August 22, 2004 and August 29, 2005, to correct errors relating to certain accounting matters. NDCHealth produced documents to the SEC and fully cooperated with the SEC in its investigation. The SEC has taken testimony from a number of current and former NDCHealth employees. There has been no activity in this matter for some time and the SEC has taken no action against NDCHealth or its successor to date.
     VI. Environmental Matters
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
     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these seven sites is $10 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $10 million is expected to be paid out between April 2008 and March 2028. Our estimated liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.
     In addition, we have been designated as a PRP under the Superfund law for environmental assessment and cleanup costs as the result of our alleged disposal or hazardous substances at 18 sites. With respect to these sites, numerous other PRPs have similarly been designated and, while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter costs of these sites are typically shared with other PRPs. Our estimated liability at those 18 sites is approximately $1 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     VII. Other Matters
     We are involved in various other litigation and governmental proceedings, not described above, that arise in the normal course of business. While it is not possible to determine with certainty the ultimate outcome or the duration of any such litigation or governmental proceedings, we believe based on current knowledge and the advice of our counsel that such litigation and proceedings will not have a material impact on our financial position or results of operations.
18. Stockholders’ Equity
     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
     Share repurchase plans: The Board approved share repurchase plans in October 2003, August 2005, December 2005 and January 2006 which permitted the Company to repurchase up to a total of $1.0 billion ($250 million per plan) of the Company’s common stock. Under these plans, we repurchased 19 million shares for $958 million during 2006. During 2007, we repurchased the remaining available shares under the January 2006 plan, fully utilizing all of these repurchase plans.
     In April and July 2006, the Board approved two new share repurchase plans which permitted the Company to repurchase up to an additional $1.0 billion ($500 million per plan) of the Company’s common stock. During 2007, we repurchased a total of 20 million shares for $1.0 billion. As a result of these repurchases, we effectively completed all of the 2007 share repurchase plans.
     In April and September 2007, the Board approved two new plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, we repurchased a total of 28 million shares for $1,686 million, fully utilizing the April 2007 plan, leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. Stock repurchases may be made from time-to-time in open market or private transactions.
     2005 Stock Plan (the “2005 Stock Plan”): The 2005 Stock Plan was adopted by the Board on May 25, 2005 and approved by the Company’s stockholders on July 25, 2005. The 2005 Stock Plan initially provided for the grant of up to 13 million shares in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards to employees, officers and directors of the Company. The 2005 Stock Plan replaced several other plans (the “Legacy Plans”) and the remaining 11 million shares available for issuance under the Legacy Plans were cancelled, although awards under those plans remain outstanding.
     In July 2007, the Company’s stockholders amended the 2005 Stock Plan to increase the number of shares of common stock reserved for issuance under the 2005 Stock Plan by 15 million shares to an aggregate of 28 million shares. As of March 31, 2008, 16 million shares remain available for grant under the 2005 Stock Plan. As a result of acquisitions, we currently have 5 other option plans under which no further awards have been made since the date of acquisition.
     2000 Employee Stock Purchase Plan (the “ESPP”): The Company also has an ESPP under which 11 million shares have been authorized for issuance. On July 25, 2007, the Company’s stockholders approved an amendment to the ESPP under which the number of shares of common stock reserved for issuance was increased by 5 million shares to an aggregate of 16 million shares. Eligible employees may purchase a limited number of shares of the Company’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. In each year of 2008, 2007 and 2006, 1 million shares were issued under the ESPP. At March 31, 2008, 6 million shares were available for issuance under the ESPP.
     As previously discussed, during the first quarter of 2006, we called for the redemption of the Debentures, which resulted in the exchange of the preferred securities for 5 million shares of our newly issued common stock.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
19. Share-Based Payment
     We provide share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards.”) On April 1, 2006, we adopted SFAS No. 123(R), as discussed in Financial Note 1, “Significant Accounting Policies.” Accordingly, we began to recognize compensation expense for the fair value of share-based awards granted, modified, repurchased or cancelled from April 1, 2006 forward. Compensation expense is recognized for the portion of the awards that is ultimately expected to vest. For the unvested portion of awards issued prior to and outstanding as of April 1, 2006, the expense is recognized at the grant-date fair value as the remaining requisite service is rendered. We recognize compensation expense on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For the awards with performance conditions, we recognize the expense on an accelerated basis.
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
     We develop an estimate of the number of share-based awards which will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in the future reporting periods could be materially higher or lower than our current estimates. The weighted-average forfeiture rate is approximately 6% at March 31, 2008. As a result, the future share-based compensation expense may differ from the Company’s historical amounts.
     The compensation expense recognized under SFAS No. 123(R) has been classified in the statements of operations or capitalized on the balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the balance sheets at March 31, 2008 and 2007. In addition, SFAS No. 123(R) requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense be reported as a financing cash flow rather than an operating cash flow, as was done under APB Opinion No. 25.
     In conjunction with the adoption of SFAS No. 123(R), in 2007, we elected the “short-cut” method for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation. Under this method, a simplified calculation is applied in establishing the beginning APIC pool balance as well as determining the future impact on the APIC pool and our consolidated statements of cash flows relating to the tax effects of share-based compensation. The election of this accounting policy did not have a material impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Impact on Net Income
     The components of share-based compensation expense and the related tax benefit are shown in the following table:

	Years Ended March 31,
(In millions, except per share amounts)	2008	2007	2006

RSU and RS (1)	$50	$22	$16
PeRSUs (2)	22	24	—
Stock options	11	7	—
Employee stock purchase plan	8	7	—

Share-based compensation expense	91	60	16
Tax benefit for share-based compensation expense (3)	(31)	(20)	(6)

Share-based compensation expense, net of tax (4)	$60	$40	$10

Impact of share-based compensation:
Earnings per share
Diluted	$0.20	$0.13	$0.03
Basic	0.21	0.13	0.03

(1)	Substantially all of the 2008 expense was the result of our 2007 PeRSUs that have been converted to RSUs in 2008 due to the attainment of goals during the 2007 performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period. These PeRSUs are expected to be granted in May 2008.

(3)	Income tax expense is computed based on applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.

(4)	No material share-based compensation expense was included in Discontinued Operations.
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

Year Ended
March 31,
(In millions, except per share amounts)	2006

Net income, as reported	$751
Compensation expense, net of tax:
APB Opinion No. 25 expense included in net income	10
SFAS No. 123 expense	(66)

Pro forma net income	$695

Earnings per common share:
Diluted — as reported	$2.38
Diluted — pro forma	2.20
Basic — as reported	2.46
Basic — pro forma	2.27

     In 2006 and 2005, we granted 5 million and 6 million employee stock options, substantially all of which vested on or before March 31, 2006. The shortened vesting schedules at grant were approved by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) for employee retention purposes and in anticipation of the requirements of SFAS No. 123(R). Prior to 2005, stock options typically vested over a four year period. Accordingly, SFAS No. 123 compensation expense for the 2006 employee stock options that were fully vested prior to April 1, 2006 is reflected on the pro forma results above, but not recognized in our earnings after the adoption of SFAS No. 123(R).

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     II. Stock Plans
     The 2005 Plan provides our employees, officers and non-employee directors share-based long-term incentives. The 2005 Plan permits the granting of stock options, RS, RSUs, PeRSUs and other share-based awards. Under the 2005 Plan, 13 million shares were initially authorized for issuance and 15 million additional shares were authorized on July 27, 2007. As of March 31, 2008, 16 million shares remain available for future grant. The 2005 Plan replaced the following three plans in advance of their expirations: 1999 Stock Option and Restricted Stock Plan, the 1997 Directors’ Equity Compensation and Deferral Plan and the 1998 Canadian Incentive Plan (collectively, the “Legacy Plans”). The aggregate remaining 11 million authorized shares under the Legacy Plans were cancelled, although awards under those plans remain outstanding. The 2005 Plan is now the Company’s only plan for providing share-based incentive compensation to employees and non-employee directors of the Company and its affiliates.
     In anticipation of the requirements of SFAS No. 123(R), the Compensation Committee reviewed our long-term compensation program for key employees across the Company. As a result, beginning in 2006, reliance on options was reduced with more long-term incentive value delivered by grants of PeRSUs and performance-based cash compensation.
     III. Stock Options
     Stock options are granted at not less than fair market value and those options granted under the 2005 Plan have a contractual term of seven years. Prior to 2005, stock options typically vested over a four-year period and had a contractual term of ten years. As noted above, in 2006 and 2005, we provided shortened vesting schedules to 2006 and 2005 employee stock options upon grant. Options granted in 2008 have a seven-year contractual life and generally follow the four-year vesting schedule. We expect option grants in 2009 and future years will have the same contractual life and vesting schedule as 2008 option grants. Stock options under the Legacy Plans, which are substantially vested, generally have a ten-year contractual life.
     Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We continue to use the Black-Scholes model to estimate the fair value of our stock options. Once the fair value of an employee stock option value is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual. The option pricing model requires the use of various estimates and assumptions, as follows:
-	Expected stock price volatility is based on a combination of historical volatility of our common stock and implied market volatility. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with emerging employee stock option valuation considerations. Through 2008, our expected stock price volatility assumption reflected a constant dividend yield during the expected term of the option.

-	Expected dividend yield is based on historical experience and investors’ current expectations.

-	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the time of grant.

-	The expected life of the options is determined based on historical option exercise behavior data, and also reflects the impact of changes in contractual life of current option grants compared to our historical grants.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2008	2007	2006

Expected stock price volatility	24%	27%	36%
Expected dividend yield	0.4%	0.5%	0.5%
Risk-free interest rate	5%	5%	4%
Expected life (in years)	5	5	6

     The following is a summary of options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
	Number of	Weighted-		Number of
	Options	Average	Weighted-	Options
	Outstanding At	Remaining	Average	Exercisable at	Weighted-
Range of Exercise	Year End	Contractual Life	Exercise	Year End	Average
Prices	(In millions)	(Years)	Price	(In millions)	Exercise Price

$13.67 - $27.35	1	2	$21.46	1	$21.35
$27.36 - $41.02	13	4	33.94	13	33.93
$41.03 - $54.70	4	4	45.92	3	45.31
$54.71 - $68.37	1	6	62.48	-	66.27
$68.38 - $82.04	6	1	73.15	6	73.15
$82.05 - $95.72	1	—	90.74	1	90.74

	26	3	48.59	24	48.10

     The following table summarizes stock option activity during 2008, 2007 and 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
(In millions, except per share data)	Shares	Price	Term (Years)	Value (2)

Outstanding, March 31, 2005	59	$40.37
Granted	5	44.93
Exercised	(17)	31.15
Cancelled and forfeited	(1)	69.40

Outstanding, March 31, 2006	46	43.38
Granted	1	48.13
Exercised	(11)	33.71

Outstanding, March 31, 2007	36	46.32	4	$601
Granted	1	62.12
Exercised	(9)	36.43
Cancelled and forfeited	(2)	69.35

Outstanding, March 31, 2008	26	48.59	3	$298

Vested and expected to vest (1)	26	48.27	3	298

Exercisable, March 31, 2008	24	48.10	3	292

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The aggregate intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the option exercise price, times the number of “in-the-money” option shares.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table provides data related to all stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2008	2007	2006

Weighted-average grant date fair value per stock option	$17.90	$15.43	$18.26
Aggregate intrinsic value on exercise	$220	$204	$278
Cash received upon exercise	$309	$354	$538
Tax benefits realized related to exercise	$83	$74	$106
Total fair value of shares vested	$8	$4	$89
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$25	$18	NA
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1	2	NA

NA —	Not applicable as stock option compensation cost was not generally recognized under APB Opinion No. 25 in 2006.
     IV. RS, RSUs and PeRSUs
     RS and RSUs, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of the Company’s common stock, are accounted for at fair value at the date of grant. The fair value of RS and RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in four years. The fair value of RS and RSUs with graded vesting and service conditions is expensed on a straight-line basis over the requisite service period. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse.
     Non-employee directors receive an annual grant of up to 5,000 RSUs, which vest immediately, and which are expensed upon grant. However, payment of any shares is delayed until the director is no longer performing services for the Company. At March 31, 2008, 54,000 RSUs for our directors are vested, but shares have not been issued.
     PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. Vesting of such awards ranges from one to three-year periods following the end of the performance period and may follow the graded or cliff method of vesting.
     PeRSUs are accounted for as variable awards until the performance goals are reached and the grant date is established. The fair value of PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the PeRSUs are re-valued using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the award is classified as a RSU and is accounted for on that basis. The fair value of PeRSUs is expensed on an accelerated basis, over the requisite service period of four years. For RS and RSUs with service conditions, we have elected to amortize the expense on a straight-line basis.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table summarizes RS and RSU activity during 2008, 2007 and 2006:

		Weighted-
		Average
		Grant Date Fair
(In millions, except per share data)	Shares	Value Per Share

Nonvested, March 31, 2005	1	33.99
Granted	—	47.06

Nonvested, March 31, 2006	1	38.01
Granted	1	49.56

Nonvested, March 31, 2007	2	45.18
Granted	1	61.92

Nonvested, March 31, 2008	3	54.13

     The following table provides data related to RS and RSU activity:

	Years Ended March 31,
(In millions)	2008	2007	2006

Total fair value of shares vested	$20	$5	$11
Total compensation cost, net of estimated forfeitures, related to nonvested RSU awards not yet recognized, pre-tax (1)	$49	$32	$45
Weighted-average period in years over which RSU cost is expected to be recognized	1	2	3

(1)	Compensation cost in 2006 did not reflect any forfeiture assumptions as required under APB Opinion No. 25.
     In May 2007, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2009 (the “2008 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of a RSU. As of March 31, 2008, the total compensation cost, net of estimated forfeitures, related to nonvested 2008 PeRSUs not yet recognized was approximately $44 million, pre-tax (based on the period-end market price of the Company’s common stock), and the weighted-average period over which the cost is expected to be recognized is 2 years.
     In accordance with the provisions of SFAS No. 128, “Earnings per Share,” the 2008 PeRSUs are included in the calculation of diluted weighted average shares for the year ended March 31, 2008 as the performance goals have been achieved.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
20. Related Party Balances and Transactions
     Notes receivable outstanding from certain of our current and former officers and senior managers totaled $16 million and $25 million at March 31, 2008 and 2007. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 4.7 % to 7.1 % and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are at full recourse to the borrower. At March 31, 2008, the value of the underlying stock collateral was $10 million. The collectability of these notes is evaluated on an ongoing basis. As a result, we recorded net credits of $2 million and $9 million in 2007 and 2006 based on changes in price of the underlying stock collateral. At March 31, 2008 and 2007, we provided a reserve of approximately $6 million for the outstanding notes. Other receivable balances held with related parties, consisting of loans made to certain officers and senior managers and an equity-held investment, at March 31, 2008 and 2007 amounted to $1 million.
     In 2008, 2007 and 2006 we incurred $10 million, $8 million and $7 million of annual rental expense paid to an equity-held investment. In addition, in 2007 and 2006 we purchased $3 million of services per year from an equity-held investment. At March 31, 2008, we had a $7 million loan receivable from an equity-held investment. The loan bears interest at 7.9%.
21. Segments of Business
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment, and health and beauty care products throughout North America. We have combined two of our former segments known as our Pharmaceutical Solutions and Medical-Surgical Solutions segments into this new segment, which reflects the increasing synergies the Company seeks through combined activities and best-practice process improvements. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells pharmacy software and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), the leading pharmaceutical distributor in Mexico and a 39% interest in Parata, which sells automated pharmaceutical dispensing systems to retail pharmacies.
     The Technology Solutions segment (formerly known as our Provider Technologies segment) delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, to healthcare organizations. We have added our Payor group of businesses, which includes our InterQual® and clinical auditing and compliance software businesses, and our disease and medical management programs to this segment. The change to move our Payor group to this segment from our former Pharmaceutical Solutions segment reflects our decision to more closely align this business with the strategy of our Technology Solutions segment, that is to create value by promoting connectivity, economic alignment and transparency of information between payors and providers. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payors from North America, the United Kingdom, Ireland, other European countries, Australia, New Zealand and Israel.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,
(In millions)	2008	2007	2006

Revenues
Distribution Solutions (1)
U.S. pharmaceutical direct distribution & services	$60,436	$54,127	$51,730
U.S. pharmaceutical sales to customers’ warehouses	27,668	27,555	25,462

Subtotal	88,104	81,682	77,192
Canada pharmaceutical distribution & services	8,106	6,692	5,910
Medical-Surgical distribution & services	2,509	2,364	2,037

Total Distribution Solutions	98,719	90,738	85,139

Technology Solutions
Services	2,240	1,537	1,217
Software and software systems	591	536	476
Hardware	153	166	151

Total Technology Solutions	2,984	2,239	1,844

Total	$101,703	$92,977	$86,983

Operating profit (2)
Distribution Solutions (3) (4)	$1,483	$1,395	$1,250
Technology Solutions	319	206	187

Total	1,802	1,601	1,437
Corporate	(208)	(211)	(127)
Securities Litigation charge (credit)	5	6	(45)
Interest Expense	(142)	(99)	(94)

Income from continuing operations before income taxes	$1,457	$1,297	$1,171

Depreciation and amortization (5)
Distribution Solutions	$144	$126	$117
Technology Solutions	180	123	105
Corporate	47	46	40

Total	$371	$295	$262

Expenditures for long-lived assets (6)
Distribution Solutions	$96	$57	$87
Technology Solutions	54	42	24
Corporate	45	27	55

Total	$195	$126	$166

Segment assets, at year end
Distribution Solutions	$18,382	$16,429	$14,869
Technology Solutions	3,797	3,642	1,738

Total	22,179	20,071	16,607
Corporate
Cash and cash equivalents	1,362	1,954	2,139
Other	1,062	1,918	2,215

Total	$24,603	$23,943	$20,961

(1)	Revenues derived from services represent less than 1% of this segment’s 2008, 2007 and 2006 revenues.

(2)	Includes $21 million, $23 million and $20 million of net earnings from equity investments in 2008, 2007 and 2006.

(3)	Operating profit for 2008, 2007 and 2006 includes $14 million, $10 million and $95 million representing our share of settlements of antitrust class action lawsuits brought against certain drug manufacturers. These settlements were recorded as reductions to cost of sales within our consolidated statements of operations in our Distribution Solutions segment.

(4)	Operating profit for 2007 includes an $11 million credit to income due to an adjustment to a legal reserve and for 2006, includes a $15 million credit to income due to a recovery of a previously reserved customer account.

(5)	Includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(6)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Revenues and property, plant and equipment by geographic areas were as follows:

	Years Ended March 31,
(In millions)	2008	2007	2006

Revenues
United States	$93,389	$86,026	$80,868
International	8,314	6,951	6,115

Total	$101,703	$92,977	$86,983

Property, plant and equipment, net, at year end
United States	$695	$606	$591
International	80	78	72

Total	$775	$684	$663

     International operations primarily consist of our operations in Canada, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel. We also have an equity-held investment (Nadro) in Mexico. Net revenues were attributed to geographic areas based on the customers’ shipment locations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
22. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2008
Revenues	$24,528	$24,450	$26,494	$26,231	$101,703
Gross profit	1,177	1,181	1,204	1,447	5,009
Income after income taxes
Continuing operations	$236	$247	$201	$305	$989
Discontinued operations	(1)	—	—	2	1

Total	$235	$247	$201	$307	$990

Earnings per common share
Diluted
Continuing operations	$0.77	$0.83	$0.68	$1.04	$3.32
Discontinued operations	—	—	—	0.01	—

Total	$0.77	$0.83	$0.68	$1.05	$3.32

Basic
Continuing operations	$0.79	$0.85	$0.69	$1.07	$3.40
Discontinued operations	—	—	—	0.01	—

Total	$0.79	$0.85	$0.69	$1.08	$3.40

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$63.90	$62.01	$68.43	$68.40	$68.43
Low	57.72	53.45	56.30	51.08	51.08

Fiscal 2007
Revenues	$23,315	$22,386	$23,111	$24,165	$92,977
Gross profit	996	1,024	1,061	1,251	4,332
Income after income taxes
Continuing operations	$184	$287	$240	$257	$968
Discontinued operations	—	(58)	3	—	(55)

Total	$184	$229	$243	$257	$913

Earnings per common share
Diluted
Continuing operations	$0.60	$0.94	$0.79	$0.85	$3.17
Discontinued operations	—	(0.19)	0.01	—	(0.18)

Total	$0.60	$0.75	$0.80	$0.85	$2.99

Basic
Continuing operations	$0.61	$0.96	$0.81	$0.87	$3.25
Discontinued operations	—	(0.19)	0.01	—	(0.19)

Total	$0.61	$0.77	$0.82	$0.87	$3.06

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$52.95	$55.10	$54.39	$59.53	$59.53
Low	44.60	45.23	47.38	50.80	44.60

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
23. Subsequent Event
     In April 2008, we entered into an agreement to acquire McQueary Brothers Drug Company, Inc. (“McQueary Brothers”), of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health, and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition will expand our existing U.S. pharmaceutical distribution business. The acquisition is expected to close in the first quarter of 2009, subject to customary closing conditions including regulatory review and will be funded with cash on hand. When completed, financial results for McQueary Brothers will be included within our Distribution Solutions segment.

McKESSON CORPORATION
DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman, President and	Chairman, President and
Chief Executive Officer,	Chief Executive Officer
McKesson Corporation

Andy D. Bryant	Jeffrey C. Campbell
Executive Vice President and	Executive Vice President and
Chief Administrative Officer,	Chief Financial Officer
Intel Corporation
Paul C. Julian
Wayne A. Budd	Executive Vice President,
Senior Counsel,	Group President
Goodwin Procter LLP
Paul E. Kirincic
Alton F. Irby III	Executive Vice President, Human Resources
Chairman and Founding Partner,
London Bay Capital	Nicholas A. Loiacono
Vice President and Treasurer
M. Christine Jacobs
Chairman of the Board, President, and	Marc E. Owen
Chief Executive Officer,	Executive Vice President, Corporate Strategy
Theragenics Corporation	and Business Development

Marie L. Knowles	Pamela J. Pure
Executive Vice President and	Executive Vice President,
Chief Financial Officer, Retired,	President, McKesson Technology Solutions
Atlantic Richfield Company
Nigel A. Rees
David M. Lawrence M.D.	Vice President and Controller
Chairman of the Board and Chief Executive Officer, Retired,
Kaiser Foundation Health Plan, Inc., and	Laureen E. Seeger
Kaiser Foundation Hospitals	Executive Vice President, General Counsel
and Secretary
Edward A. Mueller
Chairman of the Board and Chief Executive Officer,	Randall N. Spratt
Qwest Communications International, Inc.	Executive Vice President,
Chief Information Officer
James V. Napier
Chairman of the Board, Retired
Scientific-Atlanta, Inc.

Jane E. Shaw, Ph.D.
Chairman of the Board and Chief Executive Officer, Retired Aerogen, Inc.

McKESSON CORPORATION
CORPORATE INFORMATION
Common Stock
     McKesson Corporation common stock is listed on the New York Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.
Stockholder Information
     BNY MELLON Shareowner Services, 480 Washington Boulevard, Newport Office Center VII, 29th Floor, Jersey City, NJ 07310 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates, 1099-DIV’s, or to have your dividend check deposited directly into your checking or savings account, stockholders may call BNY MELLON Shareowner Services ‘s telephone response center at (866) 216-0306, weekdays 9:00 a.m. to 5:00 p.m., ET. For the hearing impaired call (888) 269-5221. BNY MELLON Shareowner Services also has a Web site: http://www.melloninvestor.com/isd — that stockholders may use 24 hours a day to request account information.
Dividends and Dividend Reinvestment Plan
     Dividends are generally paid on the first business day of January, April, July and October. McKesson Corporation’s Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional shares of common stock. Stock in an individual’s Dividend Reinvestment Plan is held in book entry at the Company’s transfer agent, BNY MELLON Shareowner Services. For more information, or to request an enrollment form, call BNY MELLON Shareowner Services s telephone response center at (866) 216-0306. From outside the United States, call +1-212-815-3700.
Annual Meeting
     McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m., PDT, on Wednesday, July 23, 2008, at the A. P. Giannini Auditorium, 555 California Street, San Francisco, California.