Form 10-Q
period 2008-06-30
MCKESSON CORP
filed 2008-07-24
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarter ended June 30, 2008

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2008

Common stock, $0.01 par value	275,911,508 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,187	$1,362
Receivables, net	7,214	7,213
Inventories, net	9,314	9,000
Prepaid expenses and other	216	211

Total	17,931	17,786

Property, Plant and Equipment, Net	779	775
Capitalized Software Held for Sale, Net	204	199
Goodwill	3,505	3,345
Intangible Assets, Net	717	661
Other Assets	1,851	1,837

Total Assets	$24,987	$24,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$12,421	$12,032
Deferred revenue	1,167	1,210
Other accrued liabilities	2,029	2,106

Total	15,617	15,348

Long-Term Debt	1,794	1,795
Other Noncurrent Liabilities	1,335	1,339

Other Commitments and Contingent Liabilities (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: June 30, 2008 and March 31, 2008 – 800 Shares issued: June 30, 2008 – 353 and March 31, 2008 – 351	4	4
Additional Paid-in Capital	4,309	4,252
Retained Earnings	5,782	5,586
Accumulated Other Comprehensive Income	162	152
Other	(13)	(13)
Treasury Shares, at Cost, June 30, 2008 – 77 and March 31, 2008 – 74	(4,003)	(3,860)

Total Stockholders’ Equity	6,241	6,121

Total Liabilities and Stockholders’ Equity	$24,987	$24,603

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2008	2007
Revenues	$26,704	$24,528
Cost of Sales	25,436	23,351

Gross Profit	1,268	1,177

Operating Expenses	897	821

Operating Income	371	356

Other Income, Net	21	37

Interest Expense	(34)	(36)

Income from Continuing Operations Before Income Taxes	358	357

Income Tax Provision	(123)	(121)

Income from Continuing Operations	235	236

Discontinued Operations	—	(1)

Net Income	$235	$235

Earnings Per Common Share
Diluted	$0.83	$0.77
Basic	$0.85	$0.79

Dividends Declared Per Common Share	$0.12	$0.06

Weighted Average Shares
Diluted	282	304
Basic	277	297
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2008	2007
Operating Activities
Net income	$235	$235
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	106	89
Deferred taxes	10	(104)
Share-based compensation expense	28	19
Excess tax benefits from share-based payment arrangements	(3)	(37)
Other non-cash items	(1)	—
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(311)	(189)
Impact of accounts receivable sales facility	325	—
Inventories	(272)	196
Drafts and accounts payable	329	102
Deferred revenue	(53)	(37)
Taxes	62	238
Other	(141)	(80)

Net cash provided by operating activities	314	432

Investing Activities
Property acquisitions	(40)	(35)
Capitalized software expenditures	(38)	(41)
Acquisitions of businesses, less cash and cash equivalents acquired	(242)	(22)
Other	(42)	1

Net cash used in investing activities	(362)	(97)

Financing Activities
Proceeds from short-term borrowing	558	—
Repayments of short-term borrowings	(558)	—
Repayment of long-term debt	(2)	(8)
Capital stock transactions:
Issuances	30	149
Share repurchases, including shares surrendered for tax withholding	(147)	(267)
Excess tax benefits from share-based payment arrangements	3	37
ESOP notes and guarantees	2	8
Dividends paid	(17)	(18)
Other	1	6

Net cash used in financing activities	(130)	(93)

Effect of exchange rate changes on cash and cash equivalents	3	7

Net (decrease) increase in cash and cash equivalents	(175)	249
Cash and cash equivalents at beginning of period	1,362	1,954

Cash and cash equivalents at end of period	$1,187	$2,203

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
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2008, and the results of operations and cash flows for the quarters ended June 30, 2008 and 2007.
     The results of operations for the quarter ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2008 consolidated financial statements previously filed with the SEC. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     Recently Adopted Accounting Pronouncements: Effective March 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of an asset or a liability in the condensed consolidated balance sheets reflecting the funded status of pension and other postretirement benefits, with current-year changes in the funded status recognized in stockholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations are to be performed as of the Company’s fiscal year-end. We will adopt this provision of SFAS No. 158 in the fourth quarter of 2009.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides a consistent definition of fair value that focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Interpretive Accounting Pronouncements That Address Leasing Transactions,” which removes leasing from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As required, we adopted SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually as of April 1, 2008. We have elected to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, we have not applied the provisions of SFAS No. 157 in the fair value measurement of the nonfinancial assets and nonfinancial liabilities we recorded in connection with our business acquisitions during the quarter. The provisions of SFAS No. 157 are applied prospectively. The adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on our condensed consolidated financial statements and no adjustment to retained earnings was required.
     On April 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits us to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value, on an instrument-by-instrument basis. If we elect the fair value option, we would be required to recognize subsequent changes in fair value in our earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. While SFAS No. 159 became effective for us in 2009, we did not elect the fair value measurement option for any of our existing assets and liabilities and accordingly SFAS No. 159 did not have any impact on our consolidated financial statements. We could elect this option for new or substantially modified assets and liabilities in the future.
     On April 1, 2008, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. As this standard impacts disclosures only, the adoption of this standard did not have a material impact on our consolidated financial statements.
     Newly Issued Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the impact on our consolidated financial statements of this standard which will become effective for us on April 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. We are currently evaluating the impact on our consolidated financial statements of this standard which will become effective for us on April 1, 2009.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We are currently evaluating the impact on our consolidated financial statements of this standard that will become effective for us on April 1, 2009 which will be applied prospectively.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.
     In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. We do not currently anticipate that this FSP will have a material impact on our EPS data in fiscal year 2010 or on EPS for any prior periods presented in the financial data upon adoption.
2. Acquisitions, Investments and Divestiture
In 2009, we made the following acquisition:

-	On May 21, 2008, we acquired McQueary Brothers Drug Company (“McQueary Brothers”), of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health, and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $122 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results for McQueary Brothers are included within our Distribution Solutions segment since the date of acquisition.

In 2008, we made the following acquisition:

-	On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $531 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $258 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected benefits from synergies to be realized upon integrating the business. Financial results of OTN are included within our Distribution Solutions segment since the date of acquisition.
     During the first quarter of 2009 and over the last two years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3. Share-Based Payment
     We provide share-based compensation for our employees, officers and non-employee directors, including stock options, the employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards”). PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. At the end of the performance period, if the goals are attained, the award is classified as a RSU and is accounted for on that basis.
     Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. We recognize compensation expense on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For awards with performance conditions and multiple vest dates, we recognize the expense on an accelerated basis. For awards with performance conditions and a single vest date, we recognize the expense on a straight-line basis. Vesting of PeRSUs ranges from one to three-year periods following the end of the performance period and may follow graded or cliff vesting. Compensation expense is recognized for the portion of the awards that are ultimately expected to vest. We develop an estimate of the number of share-based awards that will ultimately vest primarily based on historical experience. The estimated forfeiture rate is adjusted throughout the requisite service period. As required, forfeiture estimates are adjusted to reflect actual forfeiture and vesting activity as they occur.
     Compensation expense recognized for share-based compensation has been classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized in the condensed consolidated balance sheets for the quarters ended June 30, 2008 and 2007.
     Most of the Company’s share-based awards are granted in the first quarter of each fiscal year. The components of share-based compensation expense, and the related tax benefit for the quarters ended June 30, 2008 and 2007, are shown in the following table:

	Quarter Ended June 30,
(In millions, except per share amounts)	2008	2007

RSUs and RS (1)	$19	$13
PeRSUs (2)	2	2
Stock options	4	2
Employee stock purchase plan	3	2

Share-based compensation expense	28	19
Tax benefit for share-based compensation expense	(10)	(7)

Share-base compensation expense, net of tax	$18	$12

Impact of share-based compensation:
Earnings per share
Diluted	$0.06	$0.04
Basic	0.07	0.04

(1)	Substantially all of this expense was the result of our prior year’s PeRSUs that have been converted to RSUs during the first quarter of the fiscal year due to the attainment of goals during the prior year’s performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the applicable year’s performance periods.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Due to the accelerated vesting of share-based awards prior to 2007, as well as a change from graded to cliff vesting on our PeRSUs in 2009, we anticipate share-based expense to increase as future awards are granted and amortized over the requisite period. Share-based compensation charges are affected by our stock price, changes in our vesting methodologies, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, level and types of our grants of annual share-based awards, the attainment of performance goals and actual forfeiture rates. As a result, the actual future share-based compensation expense may differ from historical levels of expense.
4. Restructuring Activities
     The following table summarizes the activity related to our restructuring liabilities:

	Distribution Solutions		Technology Solutions		Corporate
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Severance	Total

Balance, March 31, 2008	$7	$7	$6	$6	$2	$28
Expenses	—	1	—	—	(1)	—
Liabilities related to acquisitions	1	—	—	—	—	1
Cash expenditures	(3)	(2)	(2)	(2)	—	(9)

Balance, June 30, 2008	$5	$6	$4	$4	$1	$20

     As a result of our recent acquisitions, we have a number of restructuring activities pertaining to the consolidation of business functions and facilities from newly acquired businesses. In connection with our OTN acquisition within our Distribution Solutions segment, to date we recorded $5 million of employee severance costs and $4 million of facility exit costs. In connection with our Per-Se acquisition within our Technology Solutions segment, we recorded a total of $19 million of employee severance costs and $5 million of facility exit and contract termination costs in 2008 and 2007. As of June 30, 2008, substantially all of the $20 million restructuring accrual is expected to be disbursed in 2009. Accrued restructuring liabilities are included in other accrued and other noncurrent liabilities in the condensed consolidated balance sheets.
     Based on our current initiatives, we expect to substantially complete all of these activities by the end of 2009. Expenses associated with these initiatives are not anticipated to be material. We are, however, continuing to evaluate other restructuring initiatives pertaining to our newly acquired businesses, which may have an impact on future net income. Approximately 540 employees, consisting primarily of distribution, general and administrative staff were terminated as part of our restructuring plans over the last few years. Restructuring expenses were recorded as operating expenses in our condensed consolidated statements of operations.
5. Income Taxes
     As of June 30, 2008, we had $498 million of unrecognized tax benefits, of which $287 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $125 million. This amount did not change materially during the quarter ended June 30, 2008.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At June 30, 2008, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $152 million. We recognized $22 million of interest expense, before any tax benefits, in our condensed consolidated statements of operations during the quarter ended June 30, 2008. We have no amounts accrued for penalties.
     In the second quarter of 2009, we anticipate recognizing $65 million of previously unrecognized tax benefits and related interest expense as a result of the effective settlement of uncertain tax positions. This benefit will be included in the income tax provision within results from continuing operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended June 30,
(In millions, except per share data)	2008	2007

Income from continuing operations	$235	$236
Discontinued operations, net	—	(1)

Net income	$235	$235

Weighted average common shares outstanding:
Basic	277	297
Effect of dilutive securities:
Options to purchase common stock	4	6
Restricted stock/Restricted stock units	1	1

Diluted	282	304

Earnings per common share:
Diluted	$0.83	$0.77
Basic	$0.85	$0.79
     Approximately 12 million and 11 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended June 30, 2008 and 2007 as their exercise price was higher than the Company’s average stock price for the quarter.
7. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the quarter ended June 30, 2008 are as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2008	$1,672	$1,673	$3,345
Goodwill acquired	123	32	155
Translation adjustments	—	5	5

Balance, June 30, 2008	$1,795	$1,710	$3,505

     Information regarding intangible assets is as follows:

	June 30,	March 31,
(In millions)	2008	2008

Customer lists	$792	$725
Technology	187	176
Trademarks and other	70	61

Gross intangibles	1,049	962
Accumulated amortization	(332)	(301)

Intangible assets, net	$717	$661

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Amortization expense of intangible assets was $30 million and $26 million for the quarters ended June 30, 2008 and 2007. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets as of June 30, 2008 were 8 years, 3 years and 7 years. Estimated future annual amortization expense of these assets is as follows: $96 million, $112 million, $105 million, $97 million and $79 million for 2009 through 2013, and $228 million thereafter. As of March 31, 2008, there were $4 million of intangible assets not subject to amortization which include trade names and trademarks. All intangible assets were subject to amortization as of June 30, 2008.
8. Financing Activities
     In June 2008, we renewed our accounts receivable sales facility under substantially similar terms to those previously in place, except that we increased the committed balance from $700 million to $1.0 billion. The renewed facility expires in June 2009. Through this facility, we receive cash proceeds from selling undivided ownership interests in our trade receivables to qualified special purpose entities owned and operated by banks. These transactions are accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Total receivables sold for the quarter ended June 30, 2008 were $1.2 billion and $325 million of the facility was utilized at June 30, 2008. There were no receivables sold for the quarter ended June 30, 2007. Discounts are recorded within administrative expenses in the condensed consolidated statements of operations. Although we continue servicing the sold receivables, no servicing liabilities are recorded because costs regarding collection of the sold receivables are insignificant.
     We have a $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. As of June 30, 2008, there were no amounts outstanding under this facility.
9. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined benefit pension and other postretirement benefit plans was $3 million and $11 million for the first quarters of 2009 and 2008. Cash contributions to these plans for the first quarters of 2009 and 2008 were $7 million and $12 million.
10. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. Customer guarantees range from one to seven years and were primarily provided to facilitate financing for certain strategic customers. We also have agreements with a few beta site software customers that, under limited circumstances, might require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of these guarantees cannot reasonably be estimated. As of June 30, 2008, the maximum amounts of inventory repurchase guarantees and other estimable customer guarantees were approximately $118 million and $5 million, for which no amounts have been accrued.
     At June 30, 2008, we had commitments of $2 million of cash contributions to our equity-held investments, for which no amounts had been accrued.

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
     We also provide warranties regarding the performance of software and automation products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed upon specifications. For software products, this may result in additional project costs, which are reflected in our estimates used for the percentage-of-completion method of accounting for software installation services within these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenues from these maintenance agreements are recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the condensed consolidated balance sheets.
11. Other Commitments and Contingent Liabilities
     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Because litigation outcomes are inherently unpredictable, these assessments often involve a series of complex assessments by management about future events and can rely heavily on estimates and assumptions.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our 2008 Annual Report on Form 10-K and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     As more fully described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, we are involved in numerous legal proceedings. For a discussion of these proceedings, see Financial Note 17, “Other Commitments and Contingent Liabilities” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Significant developments in these previously reported proceedings and in other litigation and claims since the referenced filing are set out below.
     On May 16, 2008, the U.S. Court of Appeals for the First Circuit denied the Company’s petition for immediate appeal of the district court’s March 19, 2008 order certifying previously described consumer co-pay and third party payor classes in the civil class action pending against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 05-11148) (“New England Carpenters I”). The district court has set a trial date of December 1, 2008 for claims brought on behalf of the certified classes in New England Carpenters I. The district court has not yet ruled on the plaintiffs’ previously described petition seeking certification of an additional class made up of uninsured consumers who paid “usual and customary” prices for prescription drugs from August 1, 2001 through the present (“U&C class”). Whether the U&C class claims proceed to trial at the same time as the two presently certified classes, or at all, will be based on the district court’s ruling on the pending U&C class certification and on future rulings by the district court regarding consolidation of class claims for trial.
     On June 4, 2008, the district court in New England Carpenters I preliminarily approved a new proposed settlement between the certified classes and the purported U&C class and the Company’s co-defendant First DataBank, Inc. (“FDB”) and has before it a substantially identical proposed settlement between the same classes and drug data publisher, Medi-Span, in the previously described related action, D.C. 37 Health & Security Plan v. Medi-Span, (No. 07-CV-10988-PBS) (the “Medi-Span action”), also pending in the United States District Court, District of Massachusetts. The proposed settlements have similar, but not identical, provisions to previously proposed settlements which the district court declined to approve in January 2008. The newly proposed settlements include provisions which would reduce and then freeze average wholesale prices published by FDB and Medi-Span and call for payments of $1 million and $0.5 million by FDB and Medi-Span. If granted final approval, FDB will be dismissed with prejudice from New England Carpenters I, and Medi-Span will be dismissed from the Medi-Span action. The district court has set a hearing date of December 17, 2008 to consider final approval for these proposed settlements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On May 20, 2008, a class action was filed by the San Francisco Health Plan, on behalf of itself and a purported class of political subdivisions in the State of California and by the San Francisco City Attorney on behalf of the “People of the State of California” in the United States District Court for the District of Massachusetts against the Company as the sole defendant, alleging violations of civil Racketeer Influenced and Corrupt Organizations Act (“RICO”), the California Cartwright Act, California False Claims Act and California’s Unfair Competition Law and seeking damages, treble damages, civil penalties, restitution, interest and attorneys’ fees, all in unspecified amounts, San Francisco Health Plan et al v. McKesson Corporation, (Civil Action No. 08-CA-10843-NG) (“San Francisco action”). On July 3, 2008, an amended complaint was filed in the San Francisco action adding a claim for tortious interference. On May 28, 2008, an action was filed by the State of Connecticut against the Company, again as the sole defendant, alleging violations of civil RICO, the Sherman Act and the Connecticut Unfair Trade Practices Act and seeking damages, treble damages, restitution, interest and attorneys’ fees, all in unspecified amounts, State of Connecticut v. McKesson Corporation, (Civil Action No. 1:08-CV-10900-PBS) (“Connecticut action”). The San Francisco and Connecticut actions are based on factual allegations substantially identical to those asserted in New England Carpenters I.
12. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended June 30,
(In millions)	2008	2007

Net income	$235	$235
Foreign currency translation adjustments and other	10	51

Comprehensive income	$245	$286

     In April and September 2007, the Company’s Board of Directors (the “Board”) approved two plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In the first quarter and full year of 2008, we repurchased a total of 4 million and 28 million shares for $257 million and $1,686 million, fully utilizing the April 2007 plan, leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. During the first quarter of 2009, we repurchased 2 million shares for $130 million, leaving $1,184 million available for future repurchases as of June 30, 2008. Stock repurchases may be made from time-to-time in open market or private transactions.
     In April 2008, the Board approved a change in the Company’s dividend policy by increasing the amount of the Company’s quarterly dividend from six cents to twelve cents per share which will apply to ensuing quarterly dividend declarations until further action by the Board. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
13. Segment Information
     We report our operations in two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2008	2007

Revenues
Distribution Solutions (1)
U.S. pharmaceutical direct distribution & services	$16,428	$14,198
U.S. pharmaceutical sales to customers’ warehouses	6,664	7,242

Subtotal	23,092	21,440
Canada pharmaceutical distribution & services	2,241	1,764
Medical-Surgical distribution & services	627	594

Total Distribution Solutions	25,960	23,798

Technology Solutions
Services (2)	564	553
Software and software systems	138	138
Hardware	42	39

Total Technology Solutions	744	730

Total	$26,704	$24,528

Operating profit
Distribution Solutions (3) (4)	$384	$340
Technology Solutions (2)	66	100

Total	450	440
Corporate	(58)	(47)
Interest Expense	(34)	(36)

Income from Continuing Operations Before Income Taxes	$358	$357

(1)	Revenues derived from services represent less than 1% of this segment’s first quarter 2009 and 2008 total revenues.

(2)	Revenues and operating profit for the first quarter of 2008 reflect the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.

(3)	Includes $8 million of net earnings from equity investments for the first quarters of 2009 and 2008.

(4)	Operating profit for the first quarter of 2008 includes $14 million representing our share of antitrust class action lawsuit settlements brought against certain drug manufacturers. These settlements were recorded as reductions to cost of sales within our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview

	Quarter Ended June 30,
(In millions, except per share data)	2008	2007	Change

Revenues	$26,704	$24,528	9%
Income from Continuing Operations Before Income Taxes	358	357	—
Net Income	235	235	—
Diluted Earnings Per Share	$0.83	$0.77	8
Weighted Average Diluted Shares	282	304	(7)
     Revenues for the first quarter of 2009 increased by 9% from $24.5 billion to $26.7 billion compared to the same period a year ago. Net income was $235 million for the first quarters of 2009 and 2008 and diluted earnings per share was $0.83 and $0.77. Financial results were positively impacted by our Distribution Solutions segment’s improved operating profit and earnings per share also benefited from the impact of share repurchases made in 2008.
Results of Operations
     Revenues:

	Quarter Ended June 30,
(In millions)	2008	2007	Change

Distribution Solutions
U.S. pharmaceutical direct distribution & services	$16,428	$14,198	16%
U.S. pharmaceutical sales to customers’ warehouses	6,664	7,242	(8)

Subtotal	23,092	21,440	8
Canada pharmaceutical distribution & services	2,241	1,764	27
Medical-Surgical distribution & services	627	594	6

Total Distribution Solutions	25,960	23,798	9

Technology Solutions
Services	564	553	2
Software and software systems	138	138	—
Hardware	42	39	8

Total Technology Solutions	744	730	2

Total Revenues	$26,704	$24,528	9

     Revenues increased by 9% in the first quarter of 2009 compared to the same period a year ago. The increase was primarily due to our Distribution Solutions segment which accounted for 97% of our consolidated revenues.
     U.S. pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates (which include growing drug utilization and price increases, offset in part by the increased use of lower priced generics), the acquisition of OTN in October 2007 and expanded business with new and existing customers. U.S. pharmaceutical sales to customers’ warehouses decreased primarily as a result of a decrease in volume from a large customer, a shift of revenues to direct store delivery and reduced revenues associated with the consolidation of certain customers.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Canadian pharmaceutical distribution and services revenues increased primarily reflecting new and expanded business, a 10% favorable foreign exchange rate impact and market growth rates. In addition, these revenues benefited from two additional days of sales during the first quarter of 2009 compared to the same period a year ago.
     Medical-Surgical distribution and services revenues increased primarily reflecting market growth rates.
     Technology Solutions revenues increased primarily due to increased services revenues reflecting the segment’s expanded customer base, partially offset by lower disease management revenues. During the first quarter of 2008, the segment recognized $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.
     Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2008	2007	Change

Gross Profit
Distribution Solutions	$934	$822		14%
Technology Solutions	334	355		(6)

Total	$1,268	$1,177		8

Gross Profit Margin
Distribution Solutions	3.60%	3.45%	15	bp
Technology Solutions	44.89	48.63		(374)
Total	4.75	4.80		(5)
     Gross profit increased 8% in the first quarter of 2009 compared to the same period a year ago. As a percentage of revenues, gross profit margin decreased slightly compared to the same period a year ago primarily reflecting the impact of the $21 million of disease management deferred revenues recognized in the first quarter of 2008 (for which expenses associated with these revenues were previously recognized as incurred), partially offset by an improvement in our Distribution Solutions segment’s gross profit margin.
     During the first quarter of 2009, gross profit margin for our Distribution Solutions segment was positively impacted by higher buy side margins, the benefit of increased sales of generic drugs with higher margins and a benefit associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment. These positive gross profit margin benefits were partially reduced by a decrease in antitrust settlements. In the first quarter of 2008, we received $14 million representing our share of cash proceeds from the settlement of two antitrust class action lawsuits.
     Technology Solutions segment’s gross profit margin decreased primarily due to the recognition in 2008 of $21 million of disease management deferred revenues, for which expenses associated with these revenues were previously recognized as incurred, as well as a change in product mix.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating Expenses and Other Income:

	Quarter Ended June 30,
(Dollars in millions)	2008	2007	Change

Operating Expenses
Distribution Solutions	$562	$496		13%
Technology Solutions	270	257		5
Corporate	65	68		(4)

Total	$897	$821		9

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.16%	2.08%	8	bp
Technology Solutions	36.29	35.21		108
Total	3.36	3.35		1

Other Income, Net
Distribution Solutions	$12	$14		(14)%
Technology Solutions	2	2		—
Corporate	7	21		(67)

Total	$21	$37		(43)

     Operating expenses increased 9% compared to the same period a year ago. As a percentage of revenues, operating expenses approximated that of the prior year. Operating expense dollars increased primarily due to our business acquisitions and additional costs incurred to support our sales volume growth.
     Other income, net decreased in the first quarter of 2009 compared to the same period a year ago primarily reflecting a decrease in interest income due to lower cash balances and lower interest rates.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended June 30,
(Dollars in millions)	2008	2007	Change

Segment Operating Profit (1)
Distribution Solutions	$384	$340		13%
Technology Solutions	66	100		(34)

Subtotal	450	440		2
Corporate Expenses, Net	(58)	(47)		23
Interest Expense	(34)	(36)		(6)

Income from Continuing Operations Before Income Taxes	$358	$357		—

Segment Operating Profit Margin
Distribution Solutions	1.48%	1.43%	5	bp
Technology Solutions	8.87	13.70		(483)

(1)	Segment operating profit includes gross profit, net of operating expenses plus other income for our two business segments.
     Operating profit as a percentage of revenues in our Distribution Solutions segment increased reflecting higher gross profit margin, partially offset by higher operating expenses as a percentage of revenues. Operating expenses increased primarily due to business acquisitions and additional costs incurred to support our sales volume growth. Operating expenses as a percentage of revenues increased primarily due to higher distribution and information technology costs, as well as due to a change in business mix. Restructuring expenses associated with the newly acquired businesses were not material during the first quarter of 2009. We are, however, continuing to evaluate other restructuring initiatives pertaining to our newly acquired businesses, which may have an impact on future net income.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating profit as a percentage of revenues in our Technology Solutions segment’s operating profit decreased primarily reflecting a decrease in gross profit margin and an increase in operating expenses as a percentage of revenues. Operating expenses increased primarily due to investments in research and development activities, additional share-based compensation expense, higher benefit expenses and business acquisitions, partially offset by a decrease in bad debt expense. Operating expenses as a percentage of revenues increased primarily due to the impact of the $21 million of disease management deferred revenues recognized in the first quarter of 2008 for which expenses associated with these revenues were previously recognized as incurred.
     Corporate expenses, net decreased primarily due to lower interest income. Interest income decreased due to lower cash balances and lower interest rates.
     Interest Expense: Interest expense for the first quarter of 2009 approximated that of the same period a year ago.
     Income Taxes: The Company’s reported income tax rate for the first quarters of 2009 and 2008 was 34.4% and 34.0%. Fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. In addition, during the first quarter of 2009, the income tax provision included $5 million of expense for discrete items primarily relating to interest expense adjustments, net of a favorable tax settlement.
     In the second quarter of 2009, we anticipate recognizing $65 million of previously unrecognized tax benefits and related interest expense as a result of the effective settlement of uncertain tax positions. This benefit will be included in the income tax provision within results from continuing operations.
     Net Income: Net income was $235 million for the first quarters of 2009 and 2008, or $0.83 and $0.77 per diluted share. Diluted earnings per share benefited from the impact of share repurchases.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 282 million and 304 million for the quarters ended June 30, 2008 and 2007. The decrease in the number of weighted average diluted shares outstanding reflects a decrease in the number of common shares outstanding as a result of repurchased stock, partially offset by exercised stock options.
Business Acquisitions and Investments
In 2009, we made the following acquisition:

–	On May 21, 2008, we acquired McQueary Brothers Drug Company (“McQueary Brothers”), of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health, and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $122 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results for McQueary Brothers are included within our Distribution Solutions segment since the date of acquisition.

In 2008, we made the following acquisition:

–	On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $531 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $258 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected benefits from synergies to be realized upon integrating the business. Financial results of OTN are included within our Distribution Solutions segment since the date of acquisition.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     During the first quarter of 2009 and over the last two years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
New Accounting Developments
     New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies” to the accompanying condensed consolidated financial statements.
Financial Condition, Liquidity and Capital Resources
     Operating activities provided cash flow of $314 million and $432 million during the first quarters of 2009 and 2008. Operating activities for 2009 benefited from the accelerated receipt of $325 million of our accounts receivable through our accounts receivable sales facility. Operating activities for 2009 also reflect an increase in our net financial inventory (inventory, net of accounts payable) and accounts receivable primarily as a result of our revenue growth. Operating activities for 2008 reflect improved inventory management and an increase in accounts payable associated with longer payment terms. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors.
     Investing activities utilized cash of $362 million and $97 million during the first quarters of 2009 and 2008. Investing activities for 2009 include payments for business acquisitions of $242 million compared to $22 million in 2008. Activity for 2009 includes the McQueary Brothers acquisition for $190 million.
     Financing activities utilized cash of $130 million and $93 million in the first quarters of 2009 and 2008. Financing activities for 2009 include a $120 million decrease in the use of cash for stock repurchases and a $119 million decrease in cash receipts from employees’ exercises of stock options compared with the first quarter of 2008.
     In April and September 2007, the Company’s Board of Directors (the “Board”) approved two plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In the first quarter and full year of 2008, we repurchased a total of 4 million and 28 million shares for $257 million and $1,686 million, fully utilizing the April 2007 plan, leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. During the first quarter of 2009, we repurchased 2 million shares for $130 million, leaving $1,184 million available for future repurchases as of June 30, 2008. Stock repurchases may be made from time-to-time in open market or private transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(Dollars in millions)	2008	2008

Cash and cash equivalents	$1,187	$1,362
Working capital	2,314	2,438
Debt net of cash and cash equivalents	610	435
Debt to capital ratio (1)	22.4%	22.7%
Net debt to net capital employed (2)	8.9%	6.6%
Return on stockholders’ equity (3)	15.6%	15.7%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash, receivables and inventories, net of drafts and accounts payable, deferred revenue and other liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and new customer build-up requirements. Consolidated working capital decreased primarily reflecting a decrease in cash and cash equivalents and a decrease in net financial inventory (inventory, net of accounts payable).
     Our ratio of net debt to net capital employed increased in 2009 primarily due to lower cash and cash equivalents balances.
     In April 2008, the Board approved a change in the Company’s dividend policy by increasing the amount of the Company’s quarterly dividend from six cents to twelve cents per share which will apply to ensuing quarterly dividend declarations until further action by the Board. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
     Credit Resources
     We fund our working capital requirements primarily with cash, short-term borrowings and our receivables sales facility.
     In June 2008, we renewed our accounts receivable sales facility under substantially similar terms to those previously in place, except that we increased the committed balance from $700 million to $1.0 billion. The renewed facility expires in June 2009. Through this facility, we receive cash proceeds from selling undivided ownership interests in our trade receivables to qualified special purpose entities owned and operated by banks. These transactions are accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Total receivables sold for the quarter ended June 30, 2008 were $1.2 billion and $325 million of the facility was utilized at June 30, 2008. There were no receivables sold for the quarter ended June 30, 2007. Discounts are recorded within administrative expenses in the condensed consolidated statements of operations. Although we continue servicing the sold receivables, no servicing liabilities are recorded because costs regarding collection of the sold receivables are insignificant.
     We have a $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. As of June 30, 2008, there were no amounts outstanding under this facility.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. As of June 30, 2008, this ratio was 22.4% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities or issue additional debt at the interest rates then currently available.
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:
▪	material adverse resolution of pending legal proceedings;

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	competition;

▪	the frequency or rate of branded drug price inflation and generic drug price deflation;

▪	substantial defaults or material reduction in purchases by large customers;

▪	implementation delay, malfunction or failure of internal information systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪	the company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

▪	loss of third party licenses for technology incorporated into the company’s products and solutions;

▪	the company’s proprietary products and services may not be adequately protected, and its products and solutions may infringe on the rights of others;

▪	failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses and products;

▪	changes in government regulations relating to patient confidentiality and to format and data content standards;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	foreign currency fluctuations or disruptions to our foreign operations;

▪	new or revised tax legislation or challenges to our tax positions;

▪	the company’s ability to successfully identify, consummate and integrate strategic acquisitions;

▪	changes in generally accepted accounting principles (GAAP); and

▪	general economic conditions.
     These and other risks and uncertainties are described herein or in our Forms 10-K, 10-Q, 8-K and other public documents filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

McKESSON CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the first quarter of 2009.

	Share Repurchases(2)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

April 1, 2008 - April 30, 2008	—	$—	—	$1,314
May 1, 2008 - May 31, 2008	1	57.89	1	1,263
June 1, 2008 - June 30, 2008	1	57.02	1	1,184

Total	2	57.36	2	1,184

(1)	In April and September 2007, the Board approved two plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, repurchases fully utilized the April 2007 plan and $314 million remained available on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock.

(2)	This table does not include 0.3 million shares worth $17 million tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

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

McKesson Corporation
Dated: July 24, 2008	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller