Form 10-Q
period 2008-09-30
MCKESSON CORP
filed 2008-10-29
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13252
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2008

Common stock, $0.01 par value	273,477,503 shares

McKESSON CORPORATION
TABLE OF CONTENTS

	Item	Page
	PART I. FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2008 and March 31, 2008	3

	Condensed Consolidated Statements of Operations Quarters and Six Months ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows Six Months ended September 30, 2008 and 2007	5

	Financial Notes	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

3.	Quantitative and Qualitative Disclosures about Market Risk	28

4.	Controls and Procedures	28

	PART II. OTHER INFORMATION

1.	Legal Proceedings	28

1A.	Risk Factors	28

2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

3.	Defaults Upon Senior Securities	29

4.	Submission of Matters to a Vote of Security Holders	29

5.	Other Information	29

6.	Exhibits	30

	Signatures	31
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,123	$1,362
Receivables, net	7,025	7,213
Inventories, net	9,183	9,000
Prepaid expenses and other	207	211

Total	17,538	17,786

Property, Plant and Equipment, Net	777	775
Capitalized Software Held for Sale, Net	209	199
Goodwill	3,524	3,345
Intangible Assets, Net	716	661
Other Assets	1,813	1,837

Total Assets	$24,577	$24,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$12,086	$12,032
Deferred revenue	1,064	1,210
Other accrued liabilities	1,998	2,106

Total	15,148	15,348

Long-Term Debt	1,795	1,795
Other Noncurrent Liabilities	1,285	1,339

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: September 30, 2008 and March 31, 2008 – 800 Shares issued: September 30, 2008 – 350 and March 31, 2008 – 351	4	4
Additional Paid-in Capital	4,340	4,252
Retained Earnings	5,910	5,586
Accumulated Other Comprehensive Income	103	152
Other	(12)	(13)
Treasury Shares, at Cost, September 30, 2008 – 77 and March 31, 2008 – 74	(3,996)	(3,860)

Total Stockholders’ Equity	6,349	6,121

Total Liabilities and Stockholders’ Equity	$24,577	$24,603

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$26,574	$24,450	$53,278	$48,978
Cost of Sales	25,272	23,269	50,708	46,620

Gross Profit	1,302	1,181	2,570	2,358

Operating Expenses	921	827	1,818	1,648

Securities Litigation Credit, Net	—	(5)	—	(5)

Total Operating Expenses	921	822	1,818	1,643

Operating Income	381	359	752	715

Other Income, Net	33	36	54	73

Interest Expense	(35)	(36)	(69)	(72)

Income from Continuing Operations Before Income Taxes	379	359	737	716

Income Tax Expense	(52)	(112)	(175)	(233)

Income from Continuing Operations	327	247	562	483

Discontinued Operations, Net	—	—	—	(1)

Net Income	$327	$247	$562	$482

Earnings Per Common Share
Diluted	$1.17	$0.83	$2.00	$1.60
Basic	$1.19	$0.85	$2.04	$1.64

Dividends Declared Per Common Share	$0.12	$0.06	$0.24	$0.12

Weighted Average Shares
Diluted	280	299	281	302
Basic	275	293	276	295
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2008	2007
Operating Activities
Net income	$562	$482
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	218	178
Deferred taxes	62	41
Income tax reserve reversals	(65)	—
Share-based compensation expense	53	47
Excess tax benefits from share-based payment arrangements	(7)	(43)
Other non-cash items	(1)	20

Total	822	725

Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(337)	(162)
Impact of accounts receivable sales facility	497	—
Inventories	(169)	(65)
Drafts and accounts payable	17	791
Deferred revenue	(152)	(90)
Taxes	48	192
Other	(178)	(119)

Total	(274)	547

Net cash provided by operating activities	548	1,272

Investing Activities
Property acquisitions	(80)	(83)
Capitalized software expenditures	(90)	(78)
Acquisitions of businesses, less cash and cash equivalents acquired	(320)	(51)
Other	37	(16)

Net cash used in investing activities	(453)	(228)

Financing Activities
Proceeds from short-term borrowings	3,532	—
Repayments of short-term borrowings	(3,532)	—
Repayment of long-term debt	(2)	(8)
Capital stock transactions:
Issuances	65	183
Share repurchases, including shares surrendered for tax withholding	(147)	(695)
Share repurchases, retirements	(204)	—
Excess tax benefits from share-based payment arrangements	7	43
ESOP notes and guarantees	1	8
Dividends paid	(50)	(36)
Other	1	7

Net cash used in financing activities	(329)	(498)

Effect of exchange rate changes on cash and cash equivalents	(5)	18

Net (decrease) increase in cash and cash equivalents	(239)	564
Cash and cash equivalents at beginning of period	1,362	1,954

Cash and cash equivalents at end of period	$1,123	$2,518

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
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2008, the results of operations for the quarters and six months ended September 30, 2008 and 2007 and cash flows for the six months ended September 30, 2008 and 2007.
     The results of operations for the quarters and six months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our 2008 consolidated financial statements previously filed with the SEC. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As required, we adopted SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually as of April 1, 2008. We have elected to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, we have not applied the provisions of SFAS No. 157 in the fair value measurement of the nonfinancial assets and nonfinancial liabilities we recorded in connection with our business acquisitions during the year. The provisions of SFAS No. 157 are applied prospectively. The adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on our condensed consolidated financial statements and no adjustment to retained earnings was required.
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. We are currently evaluating the impact of this standard on our consolidated financial statements which became effective for us upon issuance.
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
     Newly Issued Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the impact of this standard on our consolidated financial statements which will become effective for us on April 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. We are currently evaluating the impact of this standard on our consolidated financial statements which will become effective for us on April 1, 2009.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We are currently evaluating the impact of this standard on our consolidated financial statements which will become effective for us on April 1, 2009.

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
     In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective for us on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to our EPS as previously reported. We do not currently anticipate that this FSP will have a material impact upon adoption.
     In September 2008, the FASB issued FSP No. FAS 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS No. 133 and FIN No. 45; and Clarification of the Effective Date of FAS No. 161.” This FSP becomes effective for us during the third quarter of 2009. As this standard impacts disclosures only, the adoption of this standard will not have an impact on our consolidated financial statements.
2. Acquisitions and Investments

In 2009, we made the following acquisition:

-	On May 21, 2008, we acquired McQueary Brothers Drug Company (“McQueary Brothers”), of Springfield, Missouri for approximately $191 million. McQueary Brothers is a regional distributor of pharmaceutical, health, and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $125 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results for McQueary Brothers are included within our Distribution Solutions segment since the date of acquisition.

In 2008, we made the following acquisition:

-	On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $532 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $257 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results of OTN are included within our Distribution Solutions segment since the date of acquisition.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     During the first six months of 2009 and over the last two years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
3. Gain on Sale of Equity Investment
     In July 2008, our Distribution Solutions segment sold its 42% equity interest in Verispan, L.L.C. (“Verispan”), a data analytics company, for a pre-tax gain of approximately $24 million or $14 million after income taxes. The pre-tax gain is included in other income on our condensed consolidated statements of operations.
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
     Compensation expense recognized for share-based compensation has been classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized in the condensed consolidated balance sheets for the quarters and six months ended September 30, 2008 and 2007.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Most of the Company’s share-based awards are granted in the first quarter of each fiscal year. The components of share-based compensation expense and the related tax benefit for the quarters and six months ended September 30, 2008 and 2007 are shown in the following table:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2008	2007	2008	2007

RSUs and RS (1)	$15	$14	$34	$27
PeRSUs (2)	5	8	7	10
Stock options	4	4	8	6
Employee stock purchase plan	1	2	4	4

Share-based compensation expense	25	28	53	47
Tax benefit for share-based compensation expense	(8)	(10)	(18)	(17)

Share-base compensation expense, net of tax (3)	$17	$18	$35	$30

Impact of share-based compensation:
Earnings per share
Diluted	$0.06	$0.06	$0.12	$0.10
Basic	$0.06	$0.06	$0.13	$0.10

(1)	Substantially all of this expense was the result of PeRSUs awarded in prior years which converted to RSUs due to the attainment of goals during the prior years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the applicable year’s performance period.

(3)	No material share-based compensation expense was included in Discontinued Operations.
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
5. Restructuring Activities
     The following table summarizes the activity related to our restructuring liabilities:

	Distribution Solutions		Technology Solutions		Corporate
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Severance	Total

Balance, March 31, 2008	$7	$7	$6	$6	$2	$28
Expenses	1	—	—	—	(1)	—
Liabilities related to acquisitions	2	1	—	—	—	3
Cash expenditures	(5)	(3)	(3)	(2)	—	(13)

Balance, September 30, 2008	$5	$5	$3	$4	$1	$18

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As a result of our recent acquisitions, we have a number of restructuring activities pertaining to the consolidation of business functions and facilities from newly acquired businesses. In connection with our OTN acquisition within our Distribution Solutions segment, to date we recorded $6 million of employee severance costs and $4 million of facility exit costs. In connection with our Per-Se acquisition within our Technology Solutions segment, to date we recorded a total of $19 million of employee severance costs and $5 million of facility exit and contract termination costs. As of September 30, 2008, substantially all of the $18 million restructuring accrual is expected to be disbursed in 2009. Accrued restructuring liabilities are included in other accrued and other noncurrent liabilities in the condensed consolidated balance sheets.
     Based on our current initiatives, we expect to substantially complete all of these activities by the end of 2009. Expenses associated with these initiatives are not anticipated to be material. We are, however, continuing to evaluate other restructuring initiatives pertaining to our newly acquired businesses, which may have an impact on future net income. Approximately 690 employees, consisting primarily of distribution, general and administrative staff were planned to be terminated as part of our restructuring plans, of which 540 employees had been terminated as of September 30, 2008. Restructuring expenses were recorded as operating expenses in our condensed consolidated statements of operations.
6. Income Taxes
     During the second quarter and first six months of 2009, income tax expense included $76 million of net income tax benefits for discrete items primarily relating to previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items is primarily due to the lapsing of the statutes of limitations. Of the $76 million of net tax benefits, $65 million represents a non-cash benefit to McKesson. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the net tax benefit is included in our income tax expense from continuing operations.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“The Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Act extends the federal research and development credit to December 31, 2009 and we are in the process of assessing the tax impact of this extension.
     As of September 30, 2008, we had $518 million of unrecognized tax benefits, of which $304 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $65 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year. In June 2008, the Internal Revenue Service began its examination of fiscal years 2003 through 2006.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At September 30, 2008, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $117 million. We recognized income tax benefits of $35 million and $13 million, before any tax effect, related to interest in our condensed consolidated statements of operations for the quarter and six months ended September 30, 2008. We have no material amounts accrued for penalties.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share data)	2008	2007	2008	2007

Income from continuing operations	$327	$247	$562	$483
Discontinued operations, net	—	—	—	(1)

Net income	$327	$247	$562	$482

Weighted average common shares outstanding:
Basic	275	293	276	295
Effect of dilutive securities:
Options to purchase common stock	4	5	4	6
Restricted stock units	1	1	1	1

Diluted	280	299	281	302

Earnings Per Common Share: (1)
Diluted	$1.17	$0.83	$2.00	$1.60
Basic	$1.19	$0.85	$2.04	$1.64

(1)	Certain computations may reflect rounding adjustments.
     Approximately 9 million and 10 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended September 30, 2008 and 2007 as their exercise price was higher than the Company’s average stock price for the quarter. For the six months ended September 30, 2008 and 2007, the number of stock options excluded was approximately 12 million and 11 million.
8. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the six months ended September 30, 2008 are as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2008	$1,672	$1,673	$3,345
Goodwill acquired	158	31	189
Foreign currency adjustments	(2)	(8)	(10)

Balance, September 30, 2008	$1,828	$1,696	$3,524

     Information regarding intangible assets is as follows:

	September 30,	March 31,
(In millions)	2008	2008

Customer lists	$819	$725
Technology	187	176
Trademarks and other	74	61

Gross intangibles	1,080	962
Accumulated amortization	(364)	(301)

Intangible assets, net	$716	$661

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Amortization expense of intangible assets was $34 million and $64 million for the quarter and six months ended September 30, 2008 and $26 million and $52 million for the quarter and six months ended September 30, 2007. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at September 30, 2008 were: 8 years, 3 years and 7 years. Estimated annual amortization expense of these assets is as follows: $127 million, $117 million, $109 million, $102 million and $84 million for 2009 through 2013, and $241 million thereafter. As of March 31, 2008, there were $4 million of intangible assets not subject to amortization which included trade names and trademarks. All intangible assets were subject to amortization as of September 30, 2008.
9. Financing Activities
     In June 2008, we renewed our accounts receivable sales facility under substantially similar terms to those previously in place, except that we increased the committed balance from $700 million to $1.0 billion. The renewed facility expires in June 2009. Through this facility, we receive cash proceeds from selling undivided ownership interests in our trade receivables to special purpose entities owned and operated by banks. These transactions are accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Total receivables sold for the quarter and six months ended September 30, 2008 were $3.2 billion and $4.4 billion for which we received fair value of the same amount and $497 million of the facility was utilized at September 30, 2008. There were no receivables sold for the quarter and six months ended September 30, 2007. Discounts are recorded within administrative expenses in the condensed consolidated statements of operations. Although we continue servicing the sold receivables, no servicing liabilities are recorded because costs regarding collection of the sold receivables are insignificant.
     We have a $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Total borrowings under this facility were $189 million during the six months ended September 30, 2008. As of September 30, 2008, there were no amounts outstanding under this facility. There were no borrowings for the six months ended September 30, 2007.
     We issued and repaid approximately $3.3 billion in commercial paper during the six months ended September 30, 2008. There were no commercial paper issuances outstanding at September 30, 2008. There were no issuances during the six months ended September 30, 2007.
10. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $2 million and $5 million for the second quarter and first six months of 2009 compared to $5 million and $16 million for the comparable prior year periods. The decline in net periodic expense in 2009 compared to 2008 was due primarily to favorable claims experience and higher assumed discount rates. Cash contributions to these plans for the first six months of 2009 were $14 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
11. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. Customer guarantees range from one to seven years and were primarily provided to facilitate financing for certain strategic customers. We also have an agreement with one software customer that, under limited circumstances, might require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At September 30, 2008, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $116 million and $8 million, of which a nominal amount has been accrued.
     In addition, our banks and insurance companies have issued $106 million of standby letters of credit and surety bonds on our behalf in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
     Warranties
     In the normal course of business, we provide certain warranties and indemnification protection for our products and services. For example, we provide warranties that the pharmaceutical and medical-surgical products we distribute are in compliance with the Food, Drug and Cosmetic Act and other applicable laws and regulations. We have received the same warranties from our suppliers who customarily are the manufacturers of the products. In addition, we have indemnity obligations to our customers for these products, which have also been provided to us from our suppliers, either through express agreement or by operation of law.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
12. Other Commitments and Contingent Liabilities
     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Because litigation outcomes are inherently unpredictable, these decisions often involve a series of complex assessments by management about future events and can rely heavily on estimates and assumptions.
     Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (“2008 Annual Report”), Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (“First Quarter 2009 Form 10-Q”) and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     As more fully described in our previous public reports filed with the SEC, we are involved in numerous legal proceedings. For a discussion of these proceedings, please refer to the financial statement footnote entitled “Other Commitments and Contingent Liabilities” included in our 2008 Annual Report and First Quarter 2009 Form 10-Q. Significant developments in previously reported proceedings and in other litigation and claims since the referenced filings are set out below.
     I. Average Wholesale Price Litigation
     On August 7, 2008, in the previously described civil action pending against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund et al., v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 1:05-CV-11148-PBS) (“New England Carpenters I”), the court issued its order denying plaintiffs motion to certify a class made up of uninsured consumers who paid “usual and customary” prices for prescription drugs from August 1, 2001 through the present, although the court did so “without prejudice” to the plaintiffs renewing their motion at a future date based on new facts developed in ongoing discovery. The previously certified third party payor and percentage co-pay consumer class claims in New England Carpenters I based on alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) remain set for trial commencing December 1, 2008. Expert discovery is ongoing, and in connection with those proceedings plaintiffs have produced a report which claims total damages through March 15, 2005, for the third party payor class and the consumer percentage co-pay class of $5.6 billion, inclusive of prejudgment interest. As a subset of this total, the plaintiffs’ report claims damages for the respective certified class periods scheduled for trial of $3.7 billion for the third party payor class, and $150 million for the consumer percentage co-pay class, both amounts inclusive of prejudgment interest. Under RICO, any damages awarded at trial would be trebled and prejudgment interest would be discretionary.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As previously reported, on December 10, 2007, the same plaintiffs named in the New England Carpenters I civil action filed a civil class action complaint under federal and state antitrust laws against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund et al., v. McKesson Corporation, (Civil Action No. 1:07-CV-12277-PBS) (“New England Carpenters II”). On August 27, 2008, the trial court entered an order granting the Company’s motion to dismiss New England Carpenters II without leave to amend. On September 2, 2008, the trial court entered an order staying the previously reported actions, San Francisco Health Plan et al v. McKesson Corporation, (Civil Action No. 1:08-CA-10843-PBS) (“San Francisco action") and State of Connecticut v. McKesson Corporation, (Civil Action No. 1:08-CV-10900-PBS) (“Connecticut action").
     On August 7, 2008, an action was filed in the United States District Court for the District of Massachusetts by the Board of County Commissioners of Douglas County, Kansas on behalf of itself and a purported national class of state, local and territorial governmental entities against the Company and First DataBank, Inc. (“FDB”), alleging violations of civil RICO and federal antitrust laws and seeking damages and treble damages, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, Board of County Commissioners of Douglas County, Kansas v. McKesson Corporation et al., (Civil Action No. 1:08-CV-11349-PBS) (“Kansas action").
     On August 18, 2008, a class action was filed by the City of Panama City, Florida on behalf of itself and a class of Florida state and local governmental entities, alleging violations of civil RICO, federal and state antitrust laws and the Florida Deceptive and Unfair Trade Practices Act, and seeking damages and treble damages, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, City of Panama City, Florida v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11423-PBS) (“Florida action"). On October 15, 2008, an action was filed in the United States District Court for the District of Massachusetts by the State of Oklahoma on behalf of itself and a class of Oklahoma state and local governmental entities, agencies and subdivisions against the Company and FDB, alleging violations of civil RICO, the Oklahoma Consumer Protection Act (“OCPA”) and civil conspiracy to violate the OCPA, and seeking damages, treble damages and civil penalties, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Oklahoma v. McKesson Corporation et al., (Civil Action No. 1:08-CV-11745-PBS) (“Oklahoma action"). The Kansas action, Florida action and Oklahoma action are each based on factual allegations substantially identical to those previously reported for New England Carpenters I, the San Francisco action and the Connecticut action already pending in the U.S. District Court for the District of Massachusetts.
     II. Other Litigation and Claims
     As previously reported, the Company has been cooperating in an investigation by the United States Attorney’s Office for the Northern District of Mississippi into whether it would intervene in a civil qui tam action purportedly filed on December 29, 2004, against the Company and other defendants by a relator now known to be Thomas F. Jamison. On October 3, 2008, the United States filed a Complaint in Intervention in the United States District Court for the Northern District of Mississippi, naming as defendants, among others, the Company and its former indirect subsidiary, Medical-Surgical MediNet Inc., now merged into and doing business as McKesson Medical-Surgical MediMart Inc., United States v. McKesson Corporation, et al., (Civil Action No. 2:08-CV-00214-SA-SAA). The government’s complaint alleges violations of the False Claims Act, 31 U.S.C. Sections 3729-33, as well as a common law claim for unjust enrichment, and seeks monetary damages, treble damages, injunctive relief, civil penalties and costs of suit, all in unspecified amounts. The Company has not yet responded to the complaint.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Net income	$327	$247	$562	$482
Foreign currency translation adjustments and other	(59)	68	(49)	119

Comprehensive income	$268	$315	$513	$601

     In April and September 2007, the Company’s Board of Directors (the “Board”) approved two plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, we repurchased a total of 28 million shares for $1,686 million, fully utilizing the April 2007 plan and leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. During the second quarter and first six months of 2009, we repurchased 4 million and 6 million shares for $204 million and $334 million, fully utilizing the September 2007 plan and leaving $980 million available for future repurchase as of September 30, 2008. Stock repurchases may be made from time to time in open market or private transactions.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time to time pursuant to its stock repurchase program. During the second quarter of 2009, all repurchased shares were formally retired by the Company. The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. At September 30, 2008, $165 million was recorded as a decrease to retained earnings. Shares repurchased prior to the second quarter of 2009 were designated as treasury shares.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
14. Segment Information
     We report our operations in two operating segments: Distribution Solutions and Technology Solutions. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations. Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Revenues
Distribution Solutions (1)
U.S. pharmaceutical direct distribution & services	$16,611	$14,372	$33,039	$28,570
U.S. pharmaceutical sales to customers’ warehouses	6,319	6,826	12,983	14,068

Subtotal	22,930	21,198	46,022	42,638
Canada pharmaceutical distribution & services	2,182	1,898	4,423	3,662
Medical-Surgical distribution and services	700	642	1,327	1,236

Total Distribution Solutions	25,812	23,738	51,772	47,536

Technology Solutions
Services (2)	582	538	1,146	1,091
Software and software systems	140	139	278	277
Hardware	40	35	82	74

Total Technology Solutions	762	712	1,506	1,442

Total	$26,574	$24,450	$53,278	$48,978

Operating profit
Distribution Solutions (3) (4)	$406	$366	$790	$706
Technology Solutions (2)	71	66	137	166

Total	477	432	927	872
Corporate	(63)	(42)	(121)	(89)
Securities Litigation credit, net	—	5	—	5
Interest Expense	(35)	(36)	(69)	(72)

Income from Continuing Operations Before Income Taxes	$379	$359	$737	$716

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for the quarters and six months ended September 30, 2008 and 2007.

(2)	Revenues and operating profit for the first six months of 2008 reflect the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.

(3)	Includes net losses of $3 million and net earnings of $5 million from equity investments for the second quarter and first six months of 2009 and $4 million and $12 million of net earnings for the comparable prior year periods. Results for 2009 also include a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan.

(4)	Operating profit for the first six months of 2008 includes $14 million representing our share of antitrust class action lawsuit settlements brought against certain drug manufacturers. These settlements were recorded as reductions to cost of sales within our condensed consolidated statements of operations.
15. Subsequent Event
     In October 2008, we entered into an agreement to sell our Distribution Solutions’ specialty pharmacy business (a business within McKesson’s Specialty Care Solutions division). The sale is subject to various customary closing conditions including regulatory review and is expected to close during the third quarter of 2009. The financial impact of this sale is not expected to be material to our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions, except per share data)	2008	2007	Change	2008	2007	Change

Revenues	$26,574	$24,450	9%	$53,278	$48,978	9%
Income from Continuing Operations Before Income Taxes	379	359	6	737	716	3
Income Tax Expense	(52)	(112)	(54)	(175)	(233)	(25)
Discontinued Operations, Net	—	—	—	—	(1)	NM

Net Income	$327	$247	32	$562	$482	17

Diluted Earnings Per Share:	$1.17	$0.83	41%	$2.00	$1.60	25%
Weighted Average Diluted Shares	280	299	(6)	281	302	(7)

NM — not meaningful
     Revenues for the quarter ended September 30, 2008 grew 9% to $26.6 billion, net income increased 32% to $327 million and diluted earnings per share increased 41% to $1.17 compared to the same period a year ago. For the first six months of 2009, revenue increased 9% to $53.3 billion, net income increased 17% to $562 million and diluted earnings per share increased 25% to $2.00 compared to the same period a year ago. Increases in net income and diluted earnings per share primarily reflect the recognition of $76 million of previously unrecognized tax benefits and related interest expense as a result of the effective settlement of uncertain tax positions and improvement in our Distribution Solutions segment, which includes a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan, L.L.C. (“Verispan”). Diluted earnings per share also benefited from the impact of share repurchases made in 2008 and the first half of 2009.
Results of Operations
     Revenues:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions)	2008	2007	Change	2008	2007	Change

Distribution Solutions
U.S. pharmaceutical direct distribution & services	$16,611	$14,372	16%	$33,039	$28,570	16%
U.S. pharmaceutical sales to customers’ warehouses	6,319	6,826	(7)	12,983	14,068	(8)

Subtotal	22,930	21,198	8	46,022	42,638	8
Canada pharmaceutical distribution & services	2,182	1,898	15	4,423	3,662	21
Medical-Surgical distribution & services	700	642	9	1,327	1,236	7

Total Distribution Solutions	25,812	23,738	9	51,772	47,536	9
Technology Solutions
Services	582	538	8	1,146	1,091	5
Software and software systems	140	139	1	278	277	—
Hardware	40	35	14	82	74	11

Total Technology Solutions	762	712	7	1,506	1,442	4

Total Revenues	$26,574	$24,450	9	$53,278	$48,978	9

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Revenues increased by 9% to $26.6 billion and 9% to $53.3 billion during the quarter and six months ended September 30, 2008 compared to the same periods a year ago. The increase primarily reflects growth in our Distribution Solutions segment which accounted for over 97% of consolidated revenues.
     U.S. pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates (which include growing drug utilization and price increases, offset in part by the increased use of lower priced generics), our acquisition of Oncology Therapeutics Network (“OTN”) in October 2007 and expanded business with existing customers. U.S. pharmaceutical sales to customers’ warehouses decreased primarily reflecting a decrease in volume from a large customer, the loss of a large customer and reduced revenues associated with the consolidation of certain customers. These decreases were partially offset by expanded business with existing customers. In addition, U.S. pharmaceutical revenues benefited from one additional day of sales in 2009 compared with the same prior year periods.
     Canadian pharmaceutical distribution revenues increased primarily reflecting new and expanded business and market growth rates. For the first half of 2009, revenues also benefited from a 5% favorable foreign exchange rate impact. In addition, revenues benefited from one additional day of sales during the second quarter of 2009 and three additional days of sales during the first six months of 2009 compared to the same periods a year ago.
     Medical-Surgical distribution and services revenues increased primarily reflecting market growth rates and earlier sales of flu vaccines.
     Technology Solutions segment revenues increased in the second quarter of 2009 compared to the same period a year ago primarily due to increased services revenues reflecting the segment’s expanded customer base and higher disease management and outsourcing revenues. Additionally, during the second quarter of 2009, the segment saw some hospital customers delay their purchasing decisions, particularly in the last two weeks of the quarter. For the first six months of 2009, Technology Solutions segment revenues increased primarily due to increased services revenues reflecting the segment’s expanded customer base, partially offset by lower disease management revenues. During the first six months of 2008, the segment recognized $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.
     Gross Profit:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2008	2007	Change		2008	2007	Change

Gross Profit
Distribution Solutions	$951	$848		12%	$1,885	$1,670		13%
Technology Solutions	351	333		5	685	688		—

Total	$1,302	$1,181		10	$2,570	$2,358		9

Gross Profit Margin
Distribution Solutions	3.68%	3.57%	11	bp	3.64%	3.51%	13	bp
Technology Solutions	46.06	46.77		(71)	45.48	47.71		(223)
Total	4.90	4.83		7	4.82	4.81		1
     Gross profit increased 10% and 9% in the second quarter and first six months of 2009 compared to the same periods a year ago. As a percentage of revenues, gross profit margin increased in the second quarter of 2009 and was relatively unchanged for the first six months of 2009 compared to the same periods a year ago. Gross profit margin for 2009 benefited from improvements in our Distribution Solutions segment. Gross profit margin for the first half of 2008 was impacted by our Technology Solutions segment’s recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Distribution Solutions segment’s gross profit margin increased by 11 basis points to 3.68% in the second quarter of 2009 and by 13 basis points to 3.64% in the first six months of 2009 compared to the same periods a year ago. In the second quarter and the first six months of 2009, gross profit margin was impacted by the benefit of increased sales of generic drugs with higher margins and a benefit associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment. In the second quarter, these benefits were partially offset by lower buy side margin primarily reflecting the timing of compensation from branded pharmaceutical manufacturers. For the first six months of 2009, these positive gross profit margin benefits were partially reduced by a $14 million decrease in antitrust settlements. During the first six months of 2008, we received $14 million of antitrust settlements representing our share of cash proceeds from two antitrust class action lawsuits.
     Technology Solutions segment’s gross profit margin decreased in the second quarter and first six months of 2009 compared to the same periods a year ago. Gross profit margin was impacted primarily by a change in product mix and, for the first half of 2009, due to the recognition in 2008 of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.
     Operating Expenses and Other Income:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2008	2007	Change		2008	2007	Change

Operating Expenses
Distribution Solutions	$570	$491		16%	$1,132	$987		15%
Technology Solutions	282	270		4	552	527		5
Corporate	69	66		5	134	134		—
Securities Litigation credit, net	—	(5)		NM	—	(5)		NM

Total	$921	$822		12	$1,818	$1,643		11

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.21%	2.07%	14	bp	2.19%	2.08%	11	bp
Technology Solutions	37.01	37.92		(91)	36.65	36.55		10
Total	3.47	3.36		11	3.41	3.35		6

Other Income, Net
Distribution Solutions (1)	$25	$9		178%	$37	$23		61%
Technology Solutions	2	3		(33)	4	5		(20)
Corporate	6	24		(75)	13	45		(71)

Total	$33	$36		(8)	$54	$73		(26)

(1)	Includes the second quarter of 2009 Distribution Solutions segment’s sale of its 42% equity interest in Verispan.
     Operating expenses for the second quarter of 2009 increased 12% to $921 million and for the first half of 2009 increased 11% to $1.8 billion. As a percentage of revenues, operating expenses for the second quarter and first half of 2009 increased 11 basis points to 3.47% and 6 basis points to 3.41%. Operating expense dollars increased primarily due to our business acquisitions and additional costs incurred to support our sales volume growth.
     Distribution Solutions segment’s operating expenses increased primarily due to business acquisitions and additional costs incurred to support our sales volume growth. Operating expenses as a percentage of revenues increased primarily due to our business acquisitions, higher distribution and information technology costs, as well as a change in business mix.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Technology Solutions segment’s operating expenses increased during the second quarter primarily due to additional costs incurred to support our sales growth and business acquisitions. For the first six months of 2009, operating expenses were also impacted by an increase in net research and development expenses, which was partially offset by a decrease in bad debt expense. Operating expenses as a percentage of revenues decreased in the second quarter of 2009 primarily reflecting the segment’s business mix. Operating expenses as a percentage of revenues for the first six months of 2009 increased primarily reflecting the impact of the $21 million of disease management deferred revenues recognized for which expenses associated with these revenues were previously recognized as incurred, partially offset by a favorable business mix.
     Corporate expenses remained relatively unchanged compared to prior year periods.
     Other income, net decreased primarily reflecting a decrease in interest income due to lower cash balances and lower interest rates and a net increase in losses from our equity investments. These decreases were partially offset by a $24 million pre-tax gain from the sale of our 42% equity interest in Verispan. Interest income is primarily recorded at Corporate and financial results for Verispan are recorded within our Distribution Solutions segment.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2008	2007	Change		2008	2007	Change

Segment Operating Profit (1)
Distribution Solutions	$406	$366		11%	$790	$706		12%
Technology Solutions	71	66		8	137	166		(17)

Subtotal	477	432		10	927	872		6
Corporate Expenses, net	(63)	(42)		50	(121)	(89)		36
Securities Litigation credit, net	—	5		NM	—	5		NM
Interest Expense	(35)	(36)		(3)	(69)	(72)		(4)

Income from Continuing Operations, Before Income Taxes	$379	$359		6	$737	$716		3

Segment Operating Profit Margin
Distribution Solutions	1.57%	1.54%	3	bp	1.53%	1.49%	4	bp
Technology Solutions	9.32	9.27		5	9.10	11.51		(241)

(1)	Segment operating profit includes gross profit, net of operating expenses plus other income for our two business segments.
     Operating profit as a percentage of revenues in our Distribution Solutions segment increased slightly primarily reflecting higher gross profit margin and the gain on the sale of our equity interest in Verispan, partially offset by higher operating expenses as a percentage of revenues.
     In October 2008, we entered into an agreement to sell our Distribution Solutions’ specialty pharmacy business (a business within McKesson’s Specialty Care Solutions division). The sale is subject to various customary closing conditions including regulatory review and is expected to close during the third quarter of 2009. The financial impact of this sale is not expected to be material to our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating profit as a percentage of revenues in our Technology Solutions segment increased during the second quarter of 2009 primarily reflecting favorable operating expenses as a percentage of revenues, partially offset by a decrease in gross profit margin. Operating profit as a percentage of revenues decreased during the first half of 2009 primarily reflecting a decrease in gross profit margin, including the $21 million of deferred revenue recognized during the first half of 2008 for which expenses had been recognized in prior years and by an increase in operating expenses as a percentage of revenues.
     Corporate expenses, net increased primarily due to lower interest income.
     Securities Litigation: During the second quarter of 2008, we recorded net credits of $5 million relating to certain settlements for our Securities Litigation.
     Interest Expense: Interest expense decreased primarily reflecting the repayment of $150 million of term debt during the fourth quarter of 2008.
     Income Taxes: The Company’s reported income tax rates for the second quarters of 2009 and 2008 were 13.7% and 31.2% and for the first six months of 2009 and 2008, were 23.7% and 32.5%. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. During the second quarter of 2009, income tax expense included $76 million of net income tax benefits for discrete items primarily relating to previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items is primarily due to the lapsing of the statutes of limitations. Of the $76 million of net tax benefits, $65 million represents a non-cash benefit to McKesson. During the first six months of 2009, income tax expense included $71 million of net income tax benefits for discrete items.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“The Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Act extends the federal research and development credit to December 31, 2009 and we are in the process of assessing the tax impact of this extension.
     During the second quarter of 2008, our estimated annual effective tax rate decreased from a range of 34% — 35% to 33.0% primarily due to an estimated higher proportion of income attributed to foreign countries. This decrease required a $3 million cumulative catch-up benefit to income taxes associated with the first quarter of 2008.
     Net Income: Net income was $327 million and $247 million for the second quarters of 2009 and 2008, or $1.17 and $0.83 per diluted share. Net income was $562 million and $482 million for the first six months of 2009 and 2008, or $2.00 and $1.60 per diluted share.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 280 million and 299 million for the second quarters of 2009 and 2008 and 281 million and 302 million for the six months ended September 30, 2008 and 2007. The decrease in the number of weighted average diluted shares outstanding primarily reflects a decrease in the number of common shares outstanding as a result of repurchased stock, partially offset by exercised stock options.
Business Acquisitions

In 2009, we made the following acquisition:

-	On May 21, 2008, we acquired McQueary Brothers Drug Company (“McQueary Brothers”), of Springfield, Missouri for approximately $191 million. McQueary Brothers is a regional distributor of pharmaceutical, health, and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $125 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results for McQueary Brothers are included within our Distribution Solutions segment since the date of acquisition.

In 2008, we made the following acquisition:

-	On October 29, 2007, we acquired all of the outstanding shares of OTN of San Francisco, California for approximately $532 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $257 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results of OTN are included within our Distribution Solutions segment since the date of acquisition.
     During the first six months of 2009 and over the last two years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Note 2, “Acquisitions and Investments,” to the accompanying condensed consolidated financial statements for further discussions regarding our acquisitions and investing activities.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financial Condition, Liquidity and Capital Resources
     Operating activities provided cash of $548 million and $1,272 million during the first six months of 2009 and 2008. Operating activities for 2009 reflect a decrease in accounts payable, as well as increases in our accounts receivable and inventory balances primarily associated with the timing of payments and receipts, as well as inventory purchases. Operating activities for 2008 reflect an increase in accounts payable associated with longer payment terms, partially offset by an increase in receivables associated with longer payment terms. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.
     Investing activities utilized cash of $453 million and $228 million during the first six months of 2009 and 2008. Investing activities include $320 million and $51 million in 2009 and 2008 of payments for business acquisitions. Activity for 2009 includes the McQueary Brothers acquisition for approximately $191 million. Investing activities for 2009 and 2008 include $80 million and $83 million of property acquisitions.
     Financing activities utilized cash of $329 million and $498 million in the first six months of 2009 and 2008. Financing activities for 2009 were favorably impacted by a $344 million reduction in the use of cash for share repurchases partially offset by a $118 million decrease in cash receipts from employees’ exercises of stock options compared to the first six months of 2008.
     In April and September 2007, the Company’s Board of Directors (the “Board”) approved two plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, we repurchased a total of 28 million shares for $1,686 million, fully utilizing the April 2007 plan and leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. During the second quarter and first six months of 2009, we repurchased 4 million and 6 million shares for $204 million and $334 million, fully utilizing the September 2007 plan and leaving $980 million available for future repurchase as of September 30, 2008. Stock repurchases may be made from time to time in open market or private transactions.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time to time pursuant to its stock repurchase program. During the second quarter of 2009, all repurchased shares were formally retired by the Company. The retired shares constitute authorized but unissued shares. Shares repurchased prior to the second quarter of 2009 were designated as treasury shares.
     Selected Measures of Liquidity and Capital Resources

	September 30,	March 31,
(Dollars in millions)	2008	2008

Cash and cash equivalents	$1,123	$1,362
Working capital	2,390	2,438
Debt, net of cash and cash equivalents	676	435
Debt to capital ratio (1)	22.1%	22.7%
Net debt to net capital employed (2)	9.6	6.6
Return on stockholders’ equity (3)	16.9	15.6

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Working capital primarily includes cash and cash equivalents, receivables, inventories, drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and new customer build-up requirements. Consolidated working capital decreased primarily due to the sale of $497 million of our accounts receivable as well as a decrease in cash and cash equivalents.
     Our ratio of net debt to net capital employed increased in 2009 primarily due to a decrease in our cash and cash equivalent balances.
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
     Credit Resources
     We fund our working capital requirements primarily with cash and cash equivalents, short-term borrowings and our receivables sales facility.
     In June 2008, we renewed our accounts receivable sales facility under substantially similar terms to those previously in place, except that we increased the committed balance from $700 million to $1.0 billion. The renewed facility expires in June 2009. Through this facility, we receive cash proceeds from selling undivided ownership interests in our trade receivables to special purpose entities owned and operated by banks. These transactions are accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Total receivables sold for the quarter and six months ended September 30, 2008 were $3.2 billion and $4.4 billion for which we received fair value of the same amount and $497 million of the facility was utilized at September 30, 2008. There were no receivables sold for the quarter and six months ended September 30, 2007. Discounts are recorded within administrative expenses in the condensed consolidated statements of operations. Although we continue servicing the sold receivables, no servicing liabilities are recorded because costs regarding collection of the sold receivables are insignificant.
     We have a $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Total borrowings under this facility were $189 million during the six months ended September 30, 2008. As of September 30, 2008, there were no amounts outstanding under this facility. There were no borrowings for the six months ended September 30, 2007.
     We issued and repaid approximately $3.3 billion in commercial paper during the six months ended September 30, 2008. There were no commercial paper issuances outstanding at September 30, 2008. There were no issuances during the six months ended September 30, 2007.
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. As of September 30, 2008, this ratio was 22.1% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities, or issue additional debt at the interest rates then currently available.
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

McKESSON CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2008 Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the second quarter of 2009.

	Share Repurchases
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Shares Purchased	Per Share	Program	Programs(1)

July 1, 2008 - July 31, 2008	—	$—	—	$1,184
August 1, 2008 - August 31, 2008	4	56.56	4	990
September 1, 2008 - September 30, 2008	—	58.09	—	980

Total	4	56.63	4	980

(1)	In April and September 2007, the Board approved two plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, repurchases fully utilized the April 2007 plan and $314 million remained available on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. In the second quarter of 2009, repurchases fully utilized the September 2007 plan.

McKESSON CORPORATION
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on July 23, 2008. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.
     The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve a one-year term. The votes were as follows:

	Votes For	Votes Against	Votes Abstained
Andy D. Bryant	245,791,369	892,610	2,441,250
Wayne A. Budd	245,703,651	1,003,994	2,417,584
John H. Hammergren	244,539,006	2,326,119	2,260,104
Alton F. Irby III	220,649,759	25,892,589	2,582,881
M. Christine Jacobs	226,067,843	20,649,281	2,408,105
Marie L. Knowles	245,758,068	966,356	2,400,805
David M. Lawrence M.D.	225,953,237	20,781,579	2,390,413
Edward A. Mueller	243,748,696	2,913,827	2,462,706
James V. Napier	226,441,541	20,246,484	2,437,204
Jane E. Shaw	244,086,669	2,639,470	2,399,090
     The proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending March 31, 2009 received the following votes:

Votes For	Votes Against	Votes Abstained
246,003,775	721,494	2,399,960
     There were no broker non-votes with respect to either of the matters described above.
Item 5. Other Information
     On October 24, 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of McKesson Corporation approved amendments to certain of the Company’s compensation and benefit arrangements and individual employment agreements to comply with the final regulations promulgated under section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and guidance issued under Code section 162(m). The following arrangements and individual agreements were so amended (collectively, the “Agreements”):
▪	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated on October 24, 2008;

▪	McKesson Corporation Long-Term Incentive Plan, as amended and restated on October 24, 2008;

▪	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on October 24, 2008;

▪	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008;

▪	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on October 24, 2008;

▪	McKesson Corporation Severance Policy for Executive Employees, as amended and restated on October 24, 2008;

▪	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 24, 2008;

▪	Amended and Restated Employment Agreement, effective November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer;

▪	Amended and Restated Employment Agreement, effective November 1, 2008, by and between the Company and its Executive Vice President and Group President; and

▪	Amended and Restated Employment Agreement, effective November 1, 2008, by and between the Company and its Executive Vice President and President, McKesson Technology Solutions.

McKESSON CORPORATION
     Code section 409A governs the administration of non-qualified deferred compensation, which includes certain payments under the Agreements. If the terms of the Agreements are not operated in compliance with Code section 409A currently or in written compliance beginning on January 1, 2009, such non-compliance may result in significant tax penalties for the recipients of payments that are subject to Code section 409A. Code section 162(m) limits the tax deductibility of compensation of a public company’s chief executive officer and top three highest compensated officers; however, if the compensation is performance-based within the meaning of Code section 162(m), then the deduction limits will not apply. Therefore, the employment agreements of John H. Hammergren, Chairman, President and Chief Executive Officer, Paul C. Julian, Executive Vice President, Group President, and Pamela J. Pure, Executive Vice President, President, McKesson Technology Solutions, were each amended by the Compensation Committee to accord with recently published Internal Revenue Service guidance clarifying the definition of performance-based compensation under Code section 162(m).
     Mr. Hammergren’s employment agreement (the “Hammergren Agreement”) was further amended by the Compensation Committee to provide for additional retention and succession planning incentives. If Mr. Hammergren voluntarily terminates employment after the close of the fiscal year in which he has attained at least age fifty-five (55) and has completed fifteen (15) years of continuous service in one or more of the following positions: Executive Chairman of the Board, Chief Executive Officer and/or co-Chief Executive Officer, upon retirement he will receive continued vesting of his equity compensation, have the full term to exercise his outstanding stock option awards, and continue participation in the Long-Term Incentive Plan, Management Incentive Plan and performance-based restricted stock units granted under the Company’s 2005 Stock Plan (or successor plans) for the performance periods that begin prior to, but end after, his retirement. Receipt of these added benefits is conditioned on Mr. Hammergren providing advance notice of his intent to retire and the Board either electing or approving by resolution his successor as Chief Executive Officer or approving a plan of succession. Mr. Hammergren will forfeit the aforementioned benefits if he breaches his obligations to the Company after his retirement, as set forth in Section 6 of the Hammergren Agreement, which includes a non-compete and non-solicitation obligation.
Item 6. Exhibits
     Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit
Number	Description
3	Amended and Restated By-Laws of the Company, as amended and restated through July 23, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K, Date of Report, July 23, 2008, File No. 1-13252).

10.1	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on October 24, 2008.

10.2	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated on October 24, 2008.

10.3	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.

10.4	McKesson Corporation Severance Policy for Executive Employees, as amended and restated on October 24, 2008.

10.5	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on October 24, 2008.

10.6	McKesson Corporation Long-Term Incentive Plan, as amended and restated on October 24, 2008.

10.7	McKesson Corporation 2005 Stock Plan, as amended and restated through July 23, 2008.

10.8	Statement of Terms and Conditions Applicable to Restricted Stock Units Granted to Outside Directors Pursuant to the 2005 Stock Plan, effective July 23, 2008.

10.9	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 24, 2008.

10.10	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.

McKESSON CORPORATION

Exhibit
Number	Description
10.11	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and President, Mckesson Technology Solutions.

10.12	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: October 29, 2008	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller