Form 10-Q
period 2008-12-31
MCKESSON CORP
filed 2009-01-27
CIK 927653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended December 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2008

Common Stock, $0.01 par value	273,832,171 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,175	$1,362
Receivables, net	7,588	7,213
Inventories, net	9,395	9,000
Prepaid expenses and other	214	211

Total	18,372	17,786

Property, Plant and Equipment, Net	788	775
Capitalized Software Held for Sale, Net	214	199
Goodwill	3,484	3,345
Intangible Assets, Net	678	661
Other Assets	1,766	1,837

Total Assets	$25,302	$24,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$12,326	$12,032
Deferred revenue	1,291	1,210
Other accrued liabilities	2,440	2,106

Total	16,057	15,348

Long-Term Debt	1,795	1,795
Other Noncurrent Liabilities	1,286	1,339

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: December 31, 2008 and March 31, 2008 – 800
Shares issued: December 31, 2008 – 350 and March 31, 2008 – 351	4	4
Additional Paid-in Capital	4,370	4,252
Retained Earnings	5,857	5,586
Accumulated Other Comprehensive Income (Loss)	(63)	152
Other	(8)	(13)
Treasury Shares, at Cost, December 31, 2008 – 77 and March 31, 2008 – 74	(3,996)	(3,860)

Total Stockholders’ Equity	6,164	6,121

Total Liabilities and Stockholders’ Equity	$25,302	$24,603

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	$27,130	$26,494	$80,408	$75,472

Cost of Sales	25,787	25,290	76,495	71,910

Gross Profit	1,343	1,204	3,913	3,562

Operating Expenses	904	922	2,722	2,570
Litigation Charge (Credit), Net	493	—	493	(5)

Total Operating Expenses	1,397	922	3,215	2,565

Operating Income (Loss)	(54)	282	698	997

Other Income, Net	17	31	71	104

Interest Expense	(33)	(36)	(102)	(108)

Income (Loss) from Continuing Operations Before Income Taxes	(70)	277	667	993

Income Tax Benefit (Expense)	50	(76)	(125)	(309)

Income (Loss) from Continuing Operations	(20)	201	542	684
Discontinued Operations, Net	—	—	—	(1)

Net Income (Loss)	$(20)	$201	$542	$683

Earnings (Loss) Per Common Share
Diluted	$(0.07)	$0.68	$1.94	$2.28
Basic	$(0.07)	$0.69	$1.97	$2.33

Dividends Declared Per Common Share	$0.12	$0.06	$0.36	$0.18

Weighted Average Shares
Diluted	274	297	279	300
Basic	274	290	275	293
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Operating Activities
Net income	$542	$683
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	330	271
Litigation charge (credit), net	493	(5)
Deferred taxes (benefits) on litigation charge (credit), net	(182)	2
Other deferred taxes	76	190
Income tax reserve reversals	(65)	—
Share-based compensation expense	72	73
Excess tax benefits from share-based payment arrangements	(8)	(71)
Other non-cash items	1	6

Total	1,259	1,149

Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(881)	(430)
Impact of accounts receivable sales facility	350	—
Inventories	(490)	(1,231)
Drafts and accounts payable	384	1,061
Deferred revenue	88	110
Taxes	107	224
Consolidated Securities Litigation Action settlement payments	—	(962)
Other	(83)	32

Total	(525)	(1,196)

Net cash provided by (used in) operating activities	734	(47)

Investing Activities
Property acquisitions	(151)	(129)
Capitalized software expenditures	(137)	(118)
Acquisitions of businesses, less cash and cash equivalents acquired	(320)	(592)
Restricted cash for Consolidated Securities Litigation Action	—	962
Other	76	(9)

Net cash provided by (used in) investing activities	(532)	114

Financing Activities
Proceeds from short-term borrowings	3,602	—
Repayments of short-term borrowings	(3,602)	—
Repayment of long-term debt	(3)	(9)
Capital stock transactions:
Issuances	77	297
Share repurchases, including shares surrendered for tax withholding	(147)	(926)
Share repurchases, retirements	(204)	—
Excess tax benefits from share-based payment arrangements	8	71
ESOP notes and guarantees	2	9
Dividends paid	(83)	(53)
Other	1	12

Net cash used in financing activities	(349)	(599)

Effect of exchange rate changes on cash and cash equivalents	(40)	14

Net decrease in cash and cash equivalents	(187)	(518)
Cash and cash equivalents at beginning of period	1,362	1,954

Cash and cash equivalents at end of period	$1,175	$1,436

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
1. Significant Accounting Policies
     Basis of Presentation: The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries, majority-owned or controlled companies and certain variable interest entities (“VIEs”) of which we are the primary beneficiary. Significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed.
     In accordance with the Financial Accounting Standards Board's (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” we evaluate our ownership, contractual and other interests in entities to determine if they are VIEs, if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s estimates among other factors.
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2008, the results of operations for the quarters and nine months ended December 31, 2008 and 2007 and cash flows for the nine months ended December 31, 2008 and 2007.
     The results of operations for the quarters and nine months ended December 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (“2008 Annual Report”) previously filed with the SEC on May 7, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     Recently Adopted Accounting Pronouncements: Effective March 31, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of an asset or a liability in the condensed consolidated balance sheets reflecting the funded status of pension and other postretirement benefits, with current year changes in the funded status recognized in stockholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations are to be performed as of the Company’s fiscal year-end. We will adopt this provision of SFAS No. 158 in the fourth quarter of 2009 and we are currently evaluating the impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a consistent definition of fair value that focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes leasing from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     On April 1, 2008, we adopted SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have elected to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, we have not applied the provisions of SFAS No. 157 in the fair value measurement of the nonfinancial assets and nonfinancial liabilities that we recorded in connection with our business acquisitions during the year. The provisions of SFAS No. 157 are applied prospectively. The adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on our condensed consolidated financial statements and no adjustment to retained earnings was required.
     On October 10, 2008, we adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.
     On April 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits us to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value on an instrument-by-instrument basis. If we elect the fair value option, we would be required to recognize subsequent changes in fair value in our earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. While SFAS No. 159 became effective for us in 2009, we did not elect the fair value measurement option for any of our existing assets and liabilities and accordingly SFAS No. 159 did not have any impact on our consolidated financial statements. We could elect this option for new or substantially modified assets and liabilities in the future.
     On April 1, 2008, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
     On October 1, 2008, we adopted FSP No. FAS 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS No. 133 and FIN No. 45; and Clarification of the Effective Date of FAS No. 161.” The adoption of this standard did not have an impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On November 15, 2008, we adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. SFAS No. 162 did not have an impact on our consolidated financial statements.
     On December 31, 2008, we adopted FSP No. FAS 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN No. 46 (revised December 2003) to require enhanced disclosures by public entities in understanding the extent of a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs. The adoption of this standard did not have a material impact on our consolidated financial statements. Refer to Financial Note 9, “Financing Activities” for further discussion regarding our accounts receivable sales facility.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. We are currently evaluating the impact of this standard on our consolidated financial statements which will become effective for us on April 1, 2009.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We are currently evaluating the impact of this standard on our consolidated financial statements which will become effective for us on April 1, 2009.
     In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. This FSP becomes effective for us on April 1, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to our earnings per share as previously reported. We do not currently anticipate that this FSP will have a material impact upon adoption.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 amends FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP will become effective for us in 2010. The adoption of this standard will not have a material impact on our consolidated financial statements.
2. Acquisitions and Investments

In 2009, we made the following acquisition:

-	On May 21, 2008, we acquired McQueary Brothers Drug Company (“McQueary Brothers”) of Springfield, Missouri for approximately $191 million. McQueary Brothers is a regional distributor of pharmaceutical, health, and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $125 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results for McQueary Brothers have been included within our Distribution Solutions segment since the date of acquisition.

In 2008, we made the following acquisition:

-	On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $532 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $234 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results of OTN have been included within our Distribution Solutions segment since the date of acquisition.
     During 2009 and 2008, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
3. Gain on Sale of Equity Investment
     In July 2008, our Distribution Solutions segment sold its 42% equity interest in Verispan, L.L.C. (“Verispan”), a data analytics company, for a pre-tax gain of approximately $24 million or $14 million after income taxes. The pre-tax gain is included in other income on our condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
4. Share-Based Payment
     We provide share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards”). PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. At the end of the performance period, if the goals are attained, the PeRSU award is classified as an RSU and is accounted for on that basis.
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
     Compensation expense recognized for share-based awards has been classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized in the condensed consolidated balance sheets for the quarters and nine months ended December 31, 2008 and 2007.
     Most of the Company’s share-based awards are granted in the first quarter of each fiscal year. The components of share-based compensation expense and the related tax benefit for the quarters and nine months ended December 31, 2008 and 2007 are shown in the following table:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2008	2007	2008	2007

RSUs and RS (1)	$12	$12	$46	$39
PeRSUs (2)	1	10	8	20
Stock options	4	2	12	8
Employee stock purchase plan	2	2	6	6

Share-based compensation expense	19	26	72	73
Tax benefit for share-based compensation expense	(7)	(9)	(25)	(26)

Share-based compensation expense, net of tax (3)	$12	$17	$47	$47

Impact of share-based compensation on earnings per share:
Diluted	$0.04	$0.06	$0.17	$0.16
Basic	$0.04	$0.06	$0.17	$0.16

(1)	This expense was primarily the result of PeRSUs awarded in the prior year, which converted to RSUs due to the attainment of goals during the prior year’s performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attainment of performance goals during the applicable performance period.

(3)	No material share-based compensation expense was included in Discontinued Operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Share-based compensation expense is affected by our stock price, changes in our vesting methodologies, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, level and types of our grants of annual share-based awards, the attainment of performance goals and actual forfeiture rates. As a result, the actual future share-based compensation expense may differ from historical levels of expense.
5. Restructuring Activities, Asset Impairments and Other Severance Charges
     The following table summarizes the activity related to our restructuring liabilities:

	Distribution Solutions		Technology Solutions		Corporate
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Severance	Total

Balance, March 31, 2008	$7	$7	$6	$6	$2	$28
Expenses (credits)	1	1	—	(2)	(2)	(2)
Liabilities related to acquisitions	2	1	—	—	—	3
Cash expenditures	(7)	(5)	(4)	(2)	—	(18)

Balance, December 31, 2008	$3	$4	$2	$2	$—	$11

     Our restructuring activities are primarily due to acquisitions. As a result, we have a number of restructuring activities pertaining to the consolidation of business functions and facilities from newly acquired businesses. In connection with our OTN acquisition within our Distribution Solutions segment, to date we recorded $6 million of employee severance costs and $4 million of facility exit costs. In connection with our Per-Se Technologies, Inc. acquisition within our Technology Solutions segment, to date we recorded a total of $19 million of employee severance costs and $3 million of facility exit and contract termination costs.
     As of December 31, 2008, the majority of the $11 million restructuring accrual is expected to be disbursed through 2010. Accrued restructuring liabilities are included in other accrued and other noncurrent liabilities in the condensed consolidated balance sheets.
     Based on our current existing initiatives, we expect to complete the majority of these activities by the end of 2010. Expenses associated with these existing initiatives are not anticipated to be material. We are, however, continuing to evaluate other restructuring initiatives pertaining to our newly acquired businesses, which may have an impact on future net income. Approximately 694 employees, consisting primarily of distribution, general and administrative staff were planned to be terminated as part of our restructuring plans, of which 654 employees had been terminated as of December 31, 2008. Restructuring expenses were recorded as operating expenses in our condensed consolidated statements of operations.
     During the third quarter and nine months ended December 31, 2007, we incurred $24 million of pre-tax charges reflecting the following items:

Distribution Solutions

-	$3 million of severance costs associated with the closure of two facilities within our Distribution Solutions segment;

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Technology Solutions

-	$4 million of severance and exit-related costs and a $4 million asset impairment charge for the write-off of capitalized software costs associated with the termination of a software project, of which $3 million was charged to cost of sales in our condensed consolidated statements of operations;

-	$9 million of severance expense associated with the realignment of our workforce. Although such actions do not constitute a restructuring plan, they represent independent actions taken from time to time, as deemed appropriate by management; and

-	a $4 million asset impairment charge associated with the write-down to fair value for a property as assessed by market prices.
6. Income Taxes
     During the third quarter of 2009, we recorded a total income tax benefit of $50 million, which included an income tax benefit of $182 million related to the Average Wholesale Price (“AWP”) litigation charge described in more detail in Financial Note 12, “Other Commitments and Contingent Liabilities.” The tax benefit could change in the future depending on the resolution of the expected future claims.
     During the first nine months of 2009, income tax expense included $80 million of net income tax benefits for discrete items primarily relating to previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items is primarily due to the lapsing of the statutes of limitations. Of the $80 million of net tax benefits, $65 million represents a non-cash benefit to McKesson. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the net tax benefit is included in our income tax expense from continuing operations.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“Stabilization Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Stabilization Act extends the federal research and development credit to December 31, 2009. Our income tax provision for the third quarter of 2009 includes the cumulative tax benefit related to the retroactive reinstatement for the first six months of 2009.
     As of December 31, 2008, we had $547 million of unrecognized tax benefits, of which $328 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $49 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year. In June 2008, the Internal Revenue Service began its examination of fiscal years 2003 through 2006.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At December 31, 2008, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $119 million. We recognized income tax expense of $2 million and income tax benefits of $11 million, before any tax effect, related to interest in our condensed consolidated statements of operations for the quarter and nine months ended December 31, 2008. We have no material amounts accrued for penalties.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     In the fourth quarter of 2009, we anticipate recognizing $22 million of previously unrecognized tax benefits and related interest expense as a result of the effective settlement of uncertain tax positions. This benefit will be included in the income tax provision within results from continuing operations on the consolidated statements of operations.
7. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similarly except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.
     The computations for basic and diluted earnings (loss) per share are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share data)	2008	2007	2008	2007

Income (loss) from continuing operations	$(20)	$201	$542	$684
Discontinued operations, net	—	—	—	(1)

Net income (loss)	$(20)	$201	$542	$683

Weighted average common shares outstanding:
Basic	274	290	275	293
Effect of dilutive securities:
Options to purchase common stock	—	5	3	6
Restricted stock units	—	2	1	1

Diluted	274	297	279	300

Earnings (Loss) Per Common Share:(1)
Diluted	$(0.07)	$0.68	$1.94	$2.28
Basic	$(0.07)	$0.69	$1.97	$2.33

(1)	Certain computations may reflect rounding adjustments.
     For the third quarter of 2009, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect. Approximately 10 million stock options were excluded from the computations of diluted net earnings per share for the quarter ended December 31, 2007 as their exercise price was higher than the Company’s average stock price for the quarter. For the nine months ended December 31, 2008 and 2007, the number of stock options excluded was approximately 10 million and 12 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the nine months ended December 31, 2008 are as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2008	$1,672	$1,673	$3,345
Goodwill acquired	176	29	205
Goodwill written off related to the sale of a business	(24)	—	(24)
Foreign currency adjustments	(8)	(34)	(42)

Balance, December 31, 2008	$1,816	$1,668	$3,484

     Information regarding intangible assets is as follows:

	December 31,	March 31,
(In millions)	2008	2008

Customer lists	$810	$725
Technology	188	176
Trademarks and other	71	61

Gross intangibles	1,069	962
Accumulated amortization	(391)	(301)

Intangible assets, net	$678	$661

     Amortization expense of intangible assets was $32 million and $96 million for the quarter and nine months ended December 31, 2008 and $27 million and $79 million for the quarter and nine months ended December 31, 2007. The weighted average remaining amortization periods for customer lists, technology, trademarks and other intangible assets at December 31, 2008 were 8 years, 3 years and 7 years. Estimated annual amortization expense of these assets is as follows: $127 million, $117 million, $109 million, $102 million and $83 million for 2009 through 2013, and $236 million thereafter. At March 31, 2008, there were $4 million of intangible assets not subject to amortization, which included trade names and trademarks. All intangible assets were subject to amortization as of December 31, 2008.
9. Financing Activities
     Accounts Receivable Sales Facility
     In June 2008, we renewed our accounts receivable sales facility under substantially similar terms to those previously in place, except that we increased the committed balance from $700 million to $1.0 billion. The renewed facility expires in June 2009. Through this facility, McKesson Corporation sells certain U.S. Distribution Solutions trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose corporations administered by financial institutions.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Sales of undivided interests in the receivables by the SPE to the Conduits are accounted for as a sale in accordance with SFAS No. 140 because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Receivables sold and receivables retained by the Company are carried at face value, which due to the short-term nature of our accounts receivable and terms of the facility, approximates fair value. McKesson receives cash in the amount of the face value for the receivables sold. No gain or loss is recorded upon sale as fee charges from the Conduits are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the Conduits are accrued at the end of each month. Should we default under the accounts receivable sales facility, the Conduits are entitled to receive only collections on receivables owned by the SPE.
     Information regarding our outstanding balances related to our interests in accounts receivable sold or retained is as follows:

	December 31,	March 31,
(In millions)	2008	2008

Receivables sold outstanding (1)	$350	$—
Receivables retained, net of allowance for doubtful accounts	$4,392	$4,248

(1)	Deducted from receivables, net in the condensed consolidated balance sheets.
     The following table summarizes the activity related to our interests in accounts receivable sold for the quarters and nine months ended December 31, 2008 and 2007:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2008	2007	2008	2007

Proceeds from accounts receivable sales	$633	$200	$5,070	$200
Fees and charges (1)	$5	$—	$9	$—

(1)	Recorded in operating expenses in the condensed consolidated statements of operations.
     Fee charges related to the sale of receivables to the Conduits for the quarter and nine months ended December 31, 2007 were not material. The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of December 31, 2008 and March 31, 2008.
     We continue servicing the receivables sold. No servicing asset is recorded at the time of sale because we do not receive any servicing fees from third parties or other income related to servicing the receivables. We do not record any servicing liability at the time of sale as the receivables collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.
     Revolving Credit Facility
     We have a $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Total borrowings under this facility were $259 million for the nine months ended December 31, 2008. As of December 31, 2008, there were no amounts outstanding under this facility. There were no borrowings for the nine months ended December 31, 2007.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Commercial Paper
     We issued and repaid approximately $3.3 billion in commercial paper during the nine months ended December 31, 2008. There were no commercial paper issuances outstanding at December 31, 2008. There were no issuances of commercial paper during the nine months ended December 31, 2007.
10. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $2 million and $7 million for the third quarter and first nine months of 2009 compared to $7 million and $23 million for the comparable prior year periods. The decline in net periodic expense in 2009 compared to 2008 was due primarily to favorable claims experience and higher assumed discount rates. Cash contributions to these plans for the nine months ended December 31, 2008 were $20 million.
     As required by the measurement provisions of SFAS No. 158, our defined benefit plan assets and obligations will be measured as of the Company’s fiscal year-end in the fourth quarter of 2009. Should the financial markets continue to deteriorate through March 31, 2009, the decline in fair value of the plan assets may result in increased total pension costs in the future and may also result in additional future cash contributions in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements. We currently do not expect additional cash contributions to be material. As it relates to benefit plans, we are currently evaluating the impact of the continuing decline in the financial markets on our consolidated financial statements. Based on currently available information, we expect an increase in pension expense for 2010, although we do not anticipate that the increase will be material.
11. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. Customer guarantees range from one to seven years and were primarily provided to facilitate financing for certain strategic customers. We also have an agreement with one software customer that, under limited circumstances, might require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of these guarantees cannot reasonably be estimated. At December 31, 2008, the maximum amounts of inventory repurchase guarantees and other customer guarantees were approximately $105 million and $13 million none of which has been accrued.
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
(UNAUDITED)
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
12. Other Commitments and Contingent Liabilities
     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Because litigation outcomes are inherently unpredictable, these decisions often involve a series of complex assessments by management about future events that can rely heavily on estimates and assumptions and it is possible that the ultimate cost of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution.
     Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our 2008 Annual Report, Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2008 (“First Quarter 2009 Form 10-Q”) and September 30, 2008 (“Second Quarter 2009 Form 10-Q”) and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As more fully described in our previous public reports filed with the SEC, we are involved in numerous legal proceedings. For a discussion of these proceedings, please refer to the financial statement footnote entitled “Other Commitments and Contingent Liabilities” included in our 2008 Annual Report, First Quarter 2009 Form 10-Q and Second Quarter 2009 Form 10-Q. Significant developments in previously reported proceedings and in other litigation and claims since the referenced filings are set out below.
     I. Average Wholesale Price Litigation
     On November 21, 2008, we announced in a filing on Form 8-K that an agreement had been entered into to settle all private party claims relating to First DataBank Inc.’s published drug reimbursement benchmarks, commonly referred to as Average Wholesale Price. The settled private party claims include the action filed against the Company in the United States District Court, District of Massachusetts captioned, New England Carpenters Health Benefits Fund et al. v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 1:05-CV-11148-PBS) (“New England Carpenters I” ), including the class of uninsured consumers who paid usual and customary prices for prescription drugs (“U&C class”) which the trial court declined to certify in her order of August 7, 2008, and also include the action filed against the Company in the same court by the same plaintiffs named in the New England Carpenters I civil action brought under the federal and state antitrust laws captioned, New England Carpenters Health Benefits Fund et al. v. McKesson Corporation, (Civil Action No. 1:07-CV-12277-PBS) (“New England Carpenters II”). That settlement, which is subject to preliminary and final approval by the U.S. District Court, provides for a release by all class members of the Company as to all matters alleged, or which could have been alleged, in these private party actions. The consideration for the settlement is $350 million, payable into a settlement escrow in installments following preliminary and final approvals of the settlement. As a result, during the third quarter of 2009, we recorded a $350 million pre-tax charge for the Company’s AWP-related private party actions. On January 23, 2009, the court granted preliminary approval of the proposed settlement but has not yet set a hearing date regarding final approval of the settlement.
     The separate AWP-related actions brought on behalf of federal, state and local governmental entities are not resolved by the settlement, including five actions previously reported as the San Francisco, Connecticut, Kansas, Florida and Oklahoma actions, (San Francisco Health Plan, et al. v. McKesson Corporation, (Civil Action No. 08-CV-10843-PBS); State of Connecticut v. McKesson Corporation, (Civil Action No. 1:08-CV-10900-PBS); Board of County Commissioners of Douglas County, Kansas v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11349-PBS); City of Panama City, Florida v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11423-PBS); State of Oklahoma v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11745-PBS)), (AWP-related actions brought on behalf of federal, state and local government entities are collectively referred to as “Public Entity Actions”).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Since the Company’s Second Quarter 2009 Form 10-Q, four additional Public Entity Actions have been filed in the United States District Court, District of Massachusetts on behalf of Anoka County, Minnesota, Baltimore, Maryland, Columbia, South Carolina and Goldsboro, North Carolina, County of Anoka, Minnesota v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11844-PBS) (“Minnesota action”); City of Baltimore, Maryland v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11869-PBS) (“Maryland action”); City of Columbia, South Carolina v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-12068-PBS) (“South Carolina action”); City of Goldsboro, North Carolina v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-12077-PBS) (“North Carolina action”). Those actions allege violations by the Company and co-defendant First DataBank, Inc. of the federal civil Racketeering Influenced and Corrupt Organizations statute and various state law claims, and seek damages, treble damages, civil penalties, injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts and are all based on factual allegations substantially identical to those previously reported in connection with New England Carpenters I and the other Public Entity Actions. On December 24, 2008, an amended and consolidated class action complaint was filed in the Kansas action. The amended complaint added the named plaintiffs from the Florida, Oklahoma, Minnesota, Maryland, South Carolina and North Carolina actions. On January 9, 2009, the Florida, Oklahoma, Minnesota, Maryland, South Carolina and North Carolina actions were voluntarily dismissed without prejudice. The Company has not yet answered any of the Public Entity Actions.
     There has also been no significant activity to date in the previously reported AWP-related federal qui tam action brought by an unknown relator on behalf of the United States and twelve states (California, Delaware, Florida, Hawaii, Illinois, Louisiana, Massachusetts, Nevada, New Mexico, Tennessee, Virginia and Texas) and the District of Columbia against the Company and seven other defendants unaffiliated with the Company.
     During the third quarter of 2009, we established a reserve of $143 million for our estimate of probable losses related to pending and expected Public Entity Actions. However, in view of the number of outstanding cases and expected future claims, the uncertainties of the timing and outcome of this type of litigation and the substantial amounts involved, it is possible that the ultimate costs of these matters may exceed or be less than the reserve. The range of possible resolutions of these matters could include judgments against the Company or settlements that could require payments by the Company, which could have a material adverse impact on McKesson’s results of operations.
     II. Other Litigation and Claims
     As previously reported, on October 3, 2008, the United States filed a Complaint in Intervention in the United States District Court for the Northern District of Mississippi, naming as defendants, among others, the Company and its former indirect subsidiary, Medical-Surgical MediNet Inc., now merged into and doing business as McKesson Medical-Surgical MediMart Inc., United States v. McKesson Corporation, et al., (Civil Action No. 2:08-CV-00214-SA-SAA). On December 3, 2008, the Company filed motions to dismiss the complaint on grounds that its allegations lack the particularity required by the Federal Rules of Procedure and on grounds that the complaint fails to state a claim under the False Claims Act, 31 U.S.C. Sections 3729-33. Briefing of the Company’s motion is expected to be completed as of February 6, 2009, at which time the court is expected to set a date for oral argument.
     As previously reported, in the Green and Hall Family Investments, L.P. securities litigation Georgia state court actions, Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F), on January 29, 2008, the Georgia Court of Appeals accepted an interlocutory appeal from the trial court rulings denying the Company’s motions for summary judgment and to disqualify the plaintiffs damages expert. Those appeals have been fully briefed and the court has scheduled oral argument in those matters for February 12, 2009.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13. Stockholders’ Equity
     Comprehensive income (loss) is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2008	2007	2008	2007

Net income (loss)	$(20)	$201	$542	$683
Foreign currency translation adjustments and other	(166)	(7)	(215)	112

Comprehensive income (loss)	$(186)	$194	$327	$795

     In April and September 2007, the Company’s Board of Directors (the “Board”) approved two plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, we repurchased a total of 28 million shares for $1,686 million, fully utilizing the April 2007 plan and leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. In the second quarter of 2009, repurchases fully utilized the September 2007 plan. During the third quarter of 2009, we did not repurchase shares. During the first nine months of 2009, we repurchased 6 million shares for $334 million leaving $980 million remaining on the April 2008 plan for future repurchases as of December 31, 2008. Stock repurchases may be made from time to time in open market or private transactions.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time to time pursuant to its stock repurchase program. During the second quarter of 2009, all of the 4 million repurchased shares, which we purchased for $204 million, were formally retired by the Company. The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. At December 31, 2008, $165 million was recorded as a decrease to retained earnings. Shares repurchased prior to the second quarter of 2009 were designated as treasury shares.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
14. Segment Information
     We report our operations in two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. We evaluate the performance of our operating segments based on operating profit (loss) before interest expense, income taxes and results from discontinued operations. Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2008	2007	2008	2007

Revenues
Distribution Solutions (1)
U.S. pharmaceutical direct distribution & services	$17,037	$15,703	$50,076	$44,273
U.S. pharmaceutical sales to customers’ warehouses	6,695	7,183	19,678	21,251

Subtotal	23,732	22,886	69,754	65,524
Canada pharmaceutical distribution & services	1,967	2,224	6,390	5,886
Medical-Surgical distribution & services	680	648	2,007	1,884

Total Distribution Solutions	26,379	25,758	78,151	73,294

Technology Solutions Services (2)	576	553	1,722	1,644
Software & software systems	141	150	419	427
Hardware	34	33	116	107

Total Technology Solutions	751	736	2,257	2,178

Total	$27,130	$26,494	$80,408	$75,472

Operating profit (loss)
Distribution Solutions (3) (4) (5) (6)	$(54)	$312	$736	$1,018
Technology Solutions (2) (4)	91	49	228	215

Total	37	361	964	1,233
Corporate	(74)	(48)	(195)	(137)
Securities Litigation credit, net	—	—	—	5
Interest expense	(33)	(36)	(102)	(108)

Income (loss) from continuing operations before income taxes	$(70)	$277	$667	$993

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for the quarters and nine months ended December 31, 2008 and 2007.

(2)	Revenues and operating profit for the first nine months of 2008 reflect the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.

(3)	Operating profit includes net earnings of $5 million and $10 million from equity investments for the third quarter and first nine months of 2009 and $7 million and $19 million of net earnings for the comparable prior year periods. Results for the first nine months of 2009 also include a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan.

(4)	Operating profit for 2008 for our Distribution Solutions and Technology Solutions segments includes $16 million and $25 million of pre-tax charges for increases in our legal reserves, settlement of a legal matter, severance expenses, asset impairments and restructuring activities.

(5)	Operating profit for the first nine months of 2008 for our Distribution Solutions segment includes $14 million representing our share of antitrust class action lawsuit settlements brought against certain drug manufacturers. These settlements were recorded as reductions to cost of sales within our condensed consolidated statements of operations.

(6)	Operating profit for 2009 for our Distribution Solutions segment includes the AWP litigation pre-tax charge of $493 million, which is recorded in current liabilities in the condensed consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions, except per share data)	2008	2007	Change	2008	2007	Change

Revenues	$27,130	$26,494	2%	$80,408	$75,472	7%
Litigation Charge (Credit), Net	$493	—	NM	$493	$(5)	NM
Income (Loss) from Continuing Operations Before Income Taxes	$(70)	$277	NM	$667	$993	(33)
Income Tax Benefit (Expense)	50	(76)	NM	(125)	(309)	(60)
Discontinued Operations, Net	—	—	—	—	(1)	NM

Net Income (Loss)	$(20)	$201	NM	$542	$683	(21)

Diluted Earnings (Loss) Per Share (1)	$(0.07)	$0.68	NM	$1.94	$2.28	(15)%
Weighted Average Diluted Shares	274	297	(8)	279	300	(7)

NM – not meaningful
(1)	For the quarter ended December 31, 2008, potentially dilutive securities have been excluded from the per share computations due to their antidilutive effect.
     Revenues for the quarter ended December 31, 2008 increased by 2% to $27.1 billion compared to the same period a year ago. We recorded a net loss of $20 million in the quarter ended December 31, 2008 compared to net income of $201 million in the comparable prior year period. Diluted loss per basic share was $0.07 in the third quarter of 2009 compared to diluted earnings per share of $0.68 in the same period a year ago. The net loss and diluted loss per basic share for the quarter ended December 31, 2008 included a pre-tax charge of $493 million ($311 million after-tax) for the Average Wholesale Price (“AWP”) litigation as discussed in further detail under the caption “Operating Expenses and Other Income, Net” in this financial review. In the third quarter of 2008, net income and diluted earnings per share reflected $41 million of pre-tax charges ($32 million after-tax) relating to increases in our legal reserves, settlement of a legal matter, severance expenses associated with a reduction in workforce, asset impairments and restructuring activities. These charges are discussed in further detail under the caption “Operating Expenses and Other Income, Net.”
     For the nine months ended December 31, 2008, revenues increased 7% to $80.4 billion, net income decreased 21% to $542 million and diluted earnings per share decreased 15% to $1.94 compared to the same period a year ago. Decreases in net income and diluted earnings per share primarily reflect the pre-tax charge of $493 million for the AWP litigation in our Distribution Solutions segment. This charge was partially offset by the recognition of $76 million of previously unrecognized tax benefits and related interest expense during the second quarter of 2009 as a result of the effective settlement of uncertain tax positions and improvement in our Distribution Solutions segment’s results, partially due to a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan, L.L.C. (“Verispan”). Diluted earnings per share also benefited from the impact of share repurchases made in 2008 and the first nine months of 2009.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Results of Operations
     Revenues:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions)	2008	2007	Change	2008	2007	Change

Distribution Solutions
U.S. pharmaceutical direct distribution & services	$17,037	$15,703	8%	$50,076	$44,273	13%
U.S. pharmaceutical sales to customers’ warehouses	6,695	7,183	(7)	19,678	21,251	(7)

Subtotal	23,732	22,886	4	69,754	65,524	6
Canada pharmaceutical distribution & services	1,967	2,224	(12)	6,390	5,886	9
Medical-Surgical distribution & services	680	648	5	2,007	1,884	7

Total Distribution Solutions	26,379	25,758	2	78,151	73,294	7

Technology Solutions Services	576	553	4	1,722	1,644	5
Software & software systems	141	150	(6)	419	427	(2)
Hardware	34	33	3	116	107	8

Total Technology Solutions	751	736	2	2,257	2,178	4

Total Revenues	$27,130	$26,494	2	$80,408	$75,472	7

     Revenues increased by 2% to $27.1 billion and increased by 7% to $80.4 billion during the quarter and nine months ended December 31, 2008 compared to the same periods a year ago. The increase for the quarter and nine months ended December 31, 2008 primarily reflects growth in our Distribution Solutions segment, which accounted for 97% of consolidated revenues.
     U.S. pharmaceutical direct distribution and services revenues increased during the quarter and nine months ended December 31, 2008 primarily reflecting market growth rates (which include growing drug utilization and price increases, offset in part by the increased use of lower priced generics), expanded business with existing customers and our acquisitions of Oncology Therapeutics Network (“OTN”) in October 2007 and McQueary Brothers Drug Company (“McQueary Brothers”) in May 2008. For the first nine months of 2009, revenues also benefited from a shift of revenues from sales to customers’ warehouses to direct store delivery.
     U.S. pharmaceutical sales to customers’ warehouses decreased primarily reflecting a decrease in volume from a large customer, the loss of a large customer and reduced revenues associated with the consolidation of certain customers. For the first nine months of 2009, revenues were also impacted by a shift of revenues to direct store delivery. These decreases were partially offset by expanded business with existing customers. In addition, these revenues benefited from one additional day of sales in the first nine months of 2009 compared to the same period a year ago.
     Canadian pharmaceutical distribution and services revenues for the quarter ended December 31, 2008 decreased primarily due to an unfavorable exchange rate, partially offset by new and expanded business and market growth rates. For the first nine months of 2009, revenues increased primarily reflecting new and expanded business, partially offset by an unfavorable exchange rate. Canadian revenues were impacted in the quarter and the nine months ended December 31, 2008 by a 21% and a 5% unfavorable foreign exchange rate change compared to the same periods a year ago. In addition, these revenues benefited from three more days of sales during the first nine months of 2009 compared to the same period a year ago.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Medical-Surgical distribution and services revenues increased for the quarter primarily reflecting market growth rates.
     Technology Solutions segment revenues for the third quarter and the first nine months of 2009 increased primarily due to increased services revenues reflecting the segment’s expanded customer base and higher disease management and outsourcing revenues, partially offset by unfavorable foreign exchange rates and a decrease in software revenues particularly in the hospital and physician office customer segments. For the nine months ended December 31, 2007, these revenues also benefited from the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.
     Gross Profit:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2008	2007	Change		2008	2007	Change

Gross Profit
Distribution Solutions	$988	$859	15%		$2,873	$2,529		14%
Technology Solutions	355	345	3		1,040	1,033		1

Total	$1,343	$1,204	12		$3,913	$3,562		10

Gross Profit Margin
Distribution Solutions	3.75%	3.33%	42	bp	3.68%	3.45%	23	bp
Technology Solutions	47.27	46.88	39		46.08	47.43		(135)
Total	4.95	4.54	41		4.87	4.72		15

     Gross profit increased 12% and 10% in the third quarter and first nine months of 2009 compared to the same periods a year ago. As a percentage of revenues, gross profit margin for the third quarter of 2009 increased reflecting an increase in both of our segments’ gross profit margins. For the first nine months of 2009, gross profit margin benefited from improvements in our Distribution Solutions segment, partially offset by a decline in our Technology Solutions segment reflecting a change in product mix and the recognition of $21 million of disease management deferred revenues in 2008 for which expenses associated with these revenues were previously recognized as incurred.
     Distribution Solutions segment’s gross profit margin increased by 42 basis points to 3.75% in the third quarter of 2009 and by 23 basis points to 3.68% in the first nine months of 2009 compared to the same periods a year ago. In the third quarter and the first nine months of 2009, gross profit margin was impacted by the benefit of increased sales of generic drugs with higher margins, a benefit associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which have lower gross profit margins relative to other revenues within the segment and higher buy side margin primarily reflecting the volume and timing of compensation from branded pharmaceuticals. For the third quarter of 2008, gross profit margin was increased by $10 million of last-in, first-out (“LIFO”) inventory credits. LIFO inventory credits reflected a number of generic product launches partially offset by a higher level of branded pharmaceutical price increases. For the first nine months of 2009, the increase in gross profit margin was partially offset by $14 million in antitrust settlements received during the first nine months of 2008 not recurring in 2009.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Technology Solutions segment’s gross profit margin increased during the third quarter of 2009 compared to the same period a year ago primarily reflecting a change in product mix. Gross profit margin for the third quarter of 2008 was also impacted by $3 million of restructuring and related asset impairment charges as discussed under the caption “Operating Expenses and Other Income, Net.” Technology Solutions segment’s gross profit margin decreased during the nine months ended December 31, 2008 compared to the same period a year ago primarily reflecting a change in product mix and the recognition in 2008 of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.
     Operating Expenses and Other Income, Net:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2008	2007	Change		2008	2007	Change

Operating Expenses
Distribution Solutions (1)	$1,048	$554		89%	$2,180	$1,541		41%
Technology Solutions	265	300		(12)	817	827		(1)
Corporate	84	68		24	218	202		8
Securities Litigation credit, net	—	—		—	—	(5)	NM

Total	$1,397	$922		52	$3,215	$2,565		25

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.97%	2.15%	182	bp	2.79%	2.10%	69	bp
Technology Solutions	35.29	40.76		(547)	36.20	37.97		(177)
Total	5.15	3.48		167	4.00	3.40		60

Other Income, Net
Distribution Solutions	$6	$7		(14)%	$43	$30		43%
Technology Solutions	1	4		(75)	5	9		(44)
Corporate	10	20		(50)	23	65		(65)

Total	$17	$31		(45)	$71	$104		(32)

(1)	Operating expenses for the third quarter and first nine months of 2009 include the AWP litigation charge of $493 million in our Distribution Solutions segment.
     Operating expenses for the third quarter and first nine months of 2009 increased 52% to $1.4 billion and 25% to $3.2 billion. As a percentage of revenues, operating expenses for the third quarter and first nine months of 2009 increased 167 and 60 basis points to 5.15% and 4.00%. Operating expense dollars increased primarily due to the AWP litigation charge, business acquisitions and additional costs incurred to support our sales volume growth, partially offset by a decrease due to $38 million of pre-tax charges recorded during the third quarter of 2008. Both the AWP litigation charge and the prior year’s pre-tax charges are further described below.
     Distribution Solutions segment’s operating expenses for the third quarter and first nine months of 2009 increased primarily due to the AWP litigation charge, business acquisitions and additional costs incurred to support our sales volume growth. Operating expenses as a percentage of revenues increased primarily due to the AWP litigation charge and business acquisitions, partially offset by the recognition of $16 million of pre-tax charges during the third quarter of 2008.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     As discussed in Financial Note 12, “Other Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements, in the third quarter of 2009 we reached an agreement to settle all private party claims relating to First DataBank Inc.’s published drug reimbursement benchmarks for $350 million. The settlement terms, which are subject to final court approval, include an express denial of liability of any kind. We also recorded in the third quarter of 2009 a reserve for pending and expected AWP-related claims by public entities, which is currently estimated to be $143 million.
     The combination of the AWP settlement for all private party claims and the decision by us to establish an estimated reserve for pending and expected AWP-related claims by public entities resulted in a pre-tax, non-cash charge in our third quarter ended December 31, 2008 of $493 million ($311 million after-tax) or approximately a $1.14 loss per basic share. We do not currently expect to have difficulties financing the settlement payments associated with the private party claims and any settlement or other resolution of public entity claims.
     Technology Solutions segment’s operating expenses decreased during the third quarter and first nine months of 2009 reflecting the positive impact of $22 million of pre-tax charges recorded during the third quarter of 2008, cost controls and a decrease in bad debt expense in 2009. These decreases were partially offset by additional costs incurred to streamline staffing and for business acquisitions. For the first nine months of 2009, operating expenses were also impacted by an increase in net research and development expenses. Operating expenses as a percentage of revenues decreased in the third quarter and first nine months of 2009 primarily reflecting the positive impact of pre-tax charges recorded during the third quarter of 2008 and a more favorable business mix. Partially offsetting this decrease, operating expenses as a percentage of revenues for the first nine months of 2009 increased due to the recognition of $21 million of disease management deferred revenues in 2008 for which expenses associated with these revenues were previously recognized as incurred.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

During the third quarter of 2008, we incurred $41 million of pre-tax charges as follows:

Distribution Solutions

-	$13 million of legal reserves due to the settlement of claims arising out of an inquiry from a governmental agency. This reserve was not tax deductible;

-	$3 million of severance costs associated with the closure of two facilities within our Distribution Solutions segment;

Technology Solutions

-	$4 million of legal reserves;

-	$4 million of severance and exit-related costs and a $4 million asset impairment charge for the write-off of capitalized software costs associated with the termination of a software project, of which $3 million was charged to cost of sales in our condensed consolidated statements of operations;

-	$9 million of severance expense associated with the realignment of our workforce. Although such actions do not constitute a restructuring plan, they represent independent actions taken from time to time, as deemed appropriate by management; and

-	a $4 million asset impairment charge associated with the write-down to fair value for a property as assessed by market prices.
     Corporate expenses increased by $16 million to $84 million for the third quarter of 2009 primarily due to the increase of the accounts receivable sales facility fees. For the nine months ended December 31, 2008, Corporate expenses remained relatively unchanged compared to the prior year period.
     Other income, net decreased during the third quarter and first nine months of 2009 primarily reflecting a decrease in interest income due to lower cash balances and lower interest rates and a net decrease in earnings from our equity investments. These decreases for the first nine months of 2009 were partially offset by a $24 million pre-tax gain from the sale of our 42% equity interest in Verispan. Interest income is primarily recorded at Corporate and financial results for Verispan are recorded within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2008	2007	Change		2008	2007	Change

Segment Operating Profit (Loss) (1)
Distribution Solutions (2)	$(54)	$312	NM		$736	$1,018	(28)%
Technology Solutions	91	49	86%		228	215	6

Subtotal	37	361	(90)		964	1,233	(22)
Corporate Expenses, net	(74)	(48)	54		(195)	(137)	42
Securities Litigation credit, net	—	—	—		—	5	NM
Interest Expense	(33)	(36)	(8)		(102)	(108)	(6)

Income (Loss) from Continuing Operations, Before Income Taxes	$(70)	$277	NM		$667	$993	(33)

Segment Operating Profit (Loss) Margin
Distribution Solutions	(0.20)%	1.21%	(141	)bp	0.94%	1.39%	(45	)bp
Technology Solutions	12.12	6.66	546		10.10	9.87	23

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

(2)	Operating expenses for the third quarter and first nine months of 2009 include the AWP litigation charge of $493 million in our Distribution Solutions segment.
     During the third quarter and first nine months of 2009, operating profit as a percentage of revenues in our Distribution Solutions segment decreased primarily due to the AWP litigation charge, partially offset by higher gross profit margin. For the first nine months of 2009, the decrease in operating profit as a percentage of revenues was also partially offset by the benefit from the gain on the sale of our equity interest in Verispan.
     Operating profit as a percentage of revenues in our Technology Solutions segment increased during the third quarter of 2009 compared to the same period a year ago reflecting favorable operating expenses as a percentage of revenues and an increase in gross profit margin. Operating profit as a percentage of revenues increased during the first nine months of 2009 reflecting a decrease in operating expenses as a percentage of revenues partially offset by a lower gross profit margin primarily reflecting the recognition of $21 million of deferred revenue during the first nine months of 2008 for which expenses had been recognized in prior periods.
     Corporate expenses, net of other income increased primarily due to lower interest income.
     Securities Litigation: During the nine months ended December 31, 2008, we recorded a net credit of $5 million relating to various settlements for our Securities Litigation.
     Interest Expense: Interest expense decreased primarily reflecting the repayment of $150 million of term debt during the fourth quarter of 2008.
     Income Taxes: The Company’s reported income tax rates for the quarters ended December 31, 2008 and 2007 were 71.4% and 27.4%, and 18.7% and 31.1% for the first nine months of 2009 and 2008. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     During the third quarter of 2009, we recorded a total income tax benefit of $50 million, which included an income tax benefit of $182 million for the AWP litigation described in more detail in Financial Note 12 “Other Commitments and Contingent Liabilities.” The tax benefit could change in the future depending on the resolution of the expected future claims.
     During the first nine months of 2009, income tax expense included $80 million of net income tax benefits for discrete items primarily relating to previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items is primarily due to the lapsing of the statutes of limitations. Of the $80 million of net tax benefits, $65 million represents a non-cash benefit to McKesson. In accordance with SFAS 109, “Accounting for Income Taxes,” the net tax benefit is included in our income tax expense from continuing operations.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“Stabilization Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Stabilization Act extends the federal research and development credit to December 31, 2009. Our income tax provision for the third quarter of 2009 includes the cumulative tax benefit related to the retroactive reinstatement for the first six months of 2009.
     In the fourth quarter of 2009, we anticipate recognizing $22 million of previously unrecognized tax benefits and related interest expense as a result of the effective settlement of uncertain tax positions. This benefit will be included in the income tax provision within results from continuing operations in our consolidated statements of operations.
     Net Income (Loss): We recorded a net loss of $20 million in the quarter ended December 31, 2008, compared to net income of $201 million in the comparable prior year period. Diluted loss per basic share was $0.07 in the third quarter of 2009, compared to diluted earnings per share of $0.68 in the same period a year ago. Net income was $542 million and $683 million for the first nine months of 2009 and 2008, or $1.94 and $2.28 per diluted share. The net loss and diluted loss per basic share for the quarter ended December 31, 2008 included a pre-tax charge of $493 million ($311 million after-tax) for the AWP litigation as discussed in further detail under the caption “Operating Expenses and Other Income, Net” in this financial review.
     Weighted Average Diluted Shares Outstanding: Diluted earnings (loss) per share was calculated based on a weighted average number of diluted shares outstanding of 274 million and 297 million for the third quarters of 2009 and 2008 and 279 million and 300 million for the nine months ended December 31, 2008 and 2007. The decrease in the number of weighted average diluted shares outstanding primarily reflects a decrease in the number of common shares outstanding as a result of repurchased stock, partially offset by exercised stock options. For the third quarter of 2009, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.
     Goodwill: Goodwill is tested for impairment on an annual basis or more frequently if indicators for potential impairment exist. Indicators that are considered include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
     During and subsequent to the third quarter of 2009, the Company experienced a significant decline in its stock price. The Company believes that this decline was principally driven by the illiquidity of credit markets as well as an extraordinary decline in the stock market as a whole rather than any material underlying adverse changes in its business prospects as of the end of the third quarter. Our market capitalization as of December 31, 2008 exceeds our book value by approximately $4.4 billion. We do not currently believe that events or circumstances have occurred that would more likely than not reduce the fair value of any of our reporting units below their carrying values as of December 31, 2008.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     However, when estimating the fair value of our reporting units for our annual impairment tests during the fourth quarter, it is possible that the estimated fair value of goodwill may be less than its carrying amounts. If so, the Company would be required to record a non-cash impairment charge during the fourth quarter.
Business Acquisitions

In 2009, we made the following acquisition:

-	On May 21, 2008, we acquired McQueary Brothers of Springfield, Missouri for approximately $191 million. McQueary Brothers is a regional distributor of pharmaceutical, health, and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $125 million of the preliminary purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results for McQueary Brothers have been included within our Distribution Solutions segment since the date of acquisition.

In 2008, we made the following acquisition:

-	On October 29, 2007, we acquired all of the outstanding shares of OTN of San Francisco, California for approximately $532 million, including the assumption of debt and net of $31 million of cash acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $234 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Financial results of OTN have been included within our Distribution Solutions segment since the date of acquisition.
     During 2009 and 2008, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and, for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
New Accounting Developments
     New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies” to the accompanying condensed consolidated financial statements.
Financial Condition, Liquidity and Capital Resources
     We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable sales facility and short-term borrowings under the revolving credit facility and commercial paper, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time to time, we may access the long-term debt capital markets to discharge our other liabilities.
     Operating activities provided cash of $734 million and utilized cash of $47 million during the first nine months of 2009 and 2008. Operating activities for 2009 include a non-cash charge of $493 million for the AWP litigation. Operating activities for 2009 benefited from the accelerated receipt of $350 million of our accounts receivable through our accounts receivable sales facility. Operating activities for 2009 reflect an increase in receivables primarily associated with our revenue growth as well as an increase in our net financial inventory (inventory, net of accounts payable) primarily associated with the timing of inventory purchases and to support our revenue growth. Operating activities for 2008 reflect the $962 million settlement payment for our Consolidated Securities Litigation Action and an increase in receivables, inventories and drafts and accounts payable primarily associated with our revenue growth. Operating activities for 2008 were also favorably impacted by the receipt of a tax refund. Cash flows from operations can be significantly impacted by factors such as the timing and terms of receipts from customers and payments to vendors.
     Investing activities utilized cash of $532 million and provided cash of $114 million during the first nine months of 2009 and 2008. Investing activities include $320 million and $592 million in 2009 and 2008 of payments for business acquisitions. The acquisition activity for the first nine months of 2009 and 2008 includes the McQueary Brothers acquisition for approximately $191 million and the OTN acquisition for approximately $532 million. Investing activities for 2009 and 2008 include $151 million and $129 million of property acquisitions. Investing activities for 2008 benefited from the $962 million release of restricted cash for our Consolidated Securities Litigation Action.
     Financing activities utilized cash of $349 million and $599 million in the first nine months of 2009 and 2008. Financing activities for 2009 were favorably impacted by a $575 million reduction in the use of cash for share repurchases partially offset by a $220 million decrease in cash receipts from employees’ exercises of stock options compared to the first nine months of 2008.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     In April and September 2007, the Company’s Board of Directors (the “Board”) approved two plans to repurchase up to $2.0 billion of the Company’s common stock ($1.0 billion per plan). In 2008, we repurchased a total of 28 million shares for $1,686 million, fully utilizing the April 2007 plan and leaving $314 million remaining on the September 2007 plan. In April 2008, the Board approved a new plan to repurchase an additional $1.0 billion of the Company’s common stock. In the second quarter of 2009, repurchases fully utilized the September 2007 plan. During the third quarter of 2009, we did not repurchase shares. During the first nine months of 2009, we repurchased 6 million shares for $334 million leaving $980 million remaining on the April 2008 plan for future repurchases as of December 31, 2008. Stock repurchases may be made from time to time in open market or private transactions.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time to time pursuant to its stock repurchase program. During the second quarter of 2009, all of the 4 million repurchased shares, which we purchased for $204 million, were formally retired by the Company. The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. At December 31, 2008, $165 million was recorded as a decrease to retained earnings. Shares repurchased prior to the second quarter of 2009 were designated as treasury shares.
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
     Selected Measures of Liquidity and Capital Resources

	December 31,	March 31,
(Dollars in millions)	2008	2008

Cash and cash equivalents	$1,175	$1,362
Working capital	2,315	2,438
Debt, net of cash and cash equivalents	623	435
Debt to capital ratio (1)	22.6%	22.7%
Net debt to net capital employed (2)	9.2	6.6
Return on stockholders’ equity (3)	13.5	15.6

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash and cash equivalents, receivables, inventories, drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and new customer build-up requirements. Consolidated working capital decreased primarily due to a decrease in cash and cash equivalents.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Our ratio of net debt to net capital employed increased in 2009 primarily due to a decrease in cash and cash equivalents balance.
     As previously discussed in Financial Note 12, “Other Commitments and Contingent Liabilities”, to the accompanying condensed consolidated financial statements, we recorded a pre-tax charge of $493 million ($311 million after-tax) for the AWP litigation in the third quarter of 2009. We do not currently expect to have difficulties financing the settlement payments associated with the private party claims and any settlement or other resolution of public entity claims.
     As required by the measurement provisions of SFAS No. 158, our defined benefit plan assets and obligations will be measured as of the Company’s fiscal year-end in the fourth quarter of 2009. Should the financial markets continue to deteriorate through March 31, 2009, the decline in fair value of the plan assets may result in increased total pension costs in the future and may also result in additional future cash contributions in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements. We currently do not expect additional cash contributions to be material. As it relates to benefit plans, we are currently evaluating the impact of the continuing decline in the financial markets on our consolidated financial statements. Based on currently available information, we expect an increase in pension expense for 2010, although we do not anticipate that the increase will be material.
Credit Resources
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable sales facility and short-term borrowings under the revolving credit facility and commercial paper.
     Accounts Receivable Sales Facility
     In June 2008, we renewed our accounts receivable sales facility under substantially similar terms to those previously in place, except that we increased the committed balance from $700 million to $1.0 billion. The renewed facility expires in June 2009. Through this facility, McKesson Corporation sells certain U.S. Distribution Solutions trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose corporations administered by financial institutions.
     Sales of undivided interests in the receivables by the SPE to the Conduits are accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Receivables sold and receivables retained by the Company are carried at face value, which due to the short-term nature of our accounts receivable and terms of the facility, approximates fair value. McKesson receives cash in the amount of the face value for the receivables sold. No gain or loss is recorded upon sale as fee charges from the Conduits are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the Conduits are accrued at the end of each month. Should we default under the accounts receivable sales facility, the Conduits are entitled to receive only collections on receivables owned by the SPE.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Information regarding our outstanding balances related to our interests in accounts receivable sold or retained is as follows:

	December 31,	March 31,
(In millions)	2008	2008

Receivables sold outstanding (1)	$350	$—
Receivables retained, net of allowance for doubtful accounts	$4,392	$4,248

(1)	Deducted from receivables, net in the condensed consolidated balance sheets.
     The following table summarizes the activity related to our interests in accounts receivable sold for the quarters and nine months ended December 31, 2008 and 2007:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2008	2007	2008	2007

Proceeds from accounts receivable sales	$633	$200	$5,070	$200
Fees and charges (1)	$5	$—	$9	$—

(1)	Recorded in operating expenses in the condensed consolidated statements of operations.
     Fee charges related to the sale of receivables to the Conduits for the quarter and nine months ended December 31, 2007 were not material. The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of December 31, 2008 and March 31, 2008.
     We continue servicing the receivables sold. No servicing asset is recorded at the time of sale because we do not receive any servicing fees from third parties or other income related to servicing the receivables. We do not record any servicing liability at the time of sale as the receivables collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.
     Revolving Credit Facility
     We have a $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Total borrowings under this facility were $259 million for the nine months ended December 31, 2008. As of December 31, 2008, there were no amounts outstanding under this facility. There were no borrowings for the nine months ended December 31, 2007.
     Commercial Paper
     We issued and repaid approximately $3.3 billion in commercial paper during the nine months ended December 31, 2008. There were no commercial paper issuances outstanding at December 31, 2008. There were no issuances of commercial paper during the nine months ended December 31, 2007.
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
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:
▪	material adverse resolution of pending legal proceedings;

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	competition;

▪	the frequency or rate of branded drug price inflation and generic drug price deflation;

▪	substantial defaults or material reduction in purchases by large customers;

▪	implementation delay, malfunction or failure of internal information systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪	the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

▪	loss of third party licenses for technology incorporated into the Company’s products and solutions;

▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may infringe on the rights of others;

▪	failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses and products;

▪	changes in government regulations relating to patient confidentiality and to format and data content standards;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	foreign currency fluctuations or disruptions to our foreign operations;

▪	new or revised tax legislation or challenges to our tax positions;

▪	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;

▪	changes in accounting principles generally accepted in the United States of America; and

▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2008 Annual Report on Form 10-K, except as follows:
Continued volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit, our cost of credit and the financial soundness of our customers and suppliers.
     Recent volatility and disruption in the global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by other financial institutions, decreased liquidity and increased costs in the commercial paper market and the reduced market for securitizations, may adversely affect the availability and cost of credit already arranged and the availability, terms and cost of credit in the future, including any arrangements to renew or replace our current credit or financing arrangements. Although we believe that our operating cash flow, financial assets, current access to capital and credit markets, including our existing credit and sales facilities, will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.
     Our business could also be negatively impacted if our customers or suppliers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. As a result, customers may modify, delay or cancel plans to purchase our products or services, and suppliers may increase their prices, reduce their output or change their terms of sale. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us and suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect the Company’s earnings and cash flow.

McKESSON CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the third quarter of 2009.

	Share Repurchases
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased Shares	Per Share	Program	Programs(1)

October 1, 2008 – October 31, 2008	—	$—	—	$980
November 1, 2008 – November 30, 2008	—	—	—	980
December 1, 2008 – December 31, 2008	—	—	—	980

Total	—	—	—	980

(1)	In April 2008, the Board approved a plan to repurchase $1.0 billion of the Company’s common stock of which $980 million remains available at December 31, 2008.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

McKESSON CORPORATION
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: January 27, 2009	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller