Form 10-K
period 2009-03-31
MCKESSON CORP
filed 2009-05-05
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2008, was approximately $14.5 billion.
     Number of shares of common stock outstanding on April 30, 2009: 271,418,501.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION
PART I
Item 1. Business
General
     McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns), is a Fortune 15 corporation providing supply, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.
     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) are available free of charge on our Web site (www.mckesson.com under the “Investors — SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any Web site referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.
Business Segments
     We operate in two segments. The McKesson Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment, and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells pharmacy software and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), one of the leading pharmaceutical distributors in Mexico and a 39% interest in Parata Systems, LLC (“Parata”), which sells automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies.
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
     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2009		2008		2007

Distribution Solutions	$103.6	97%	$98.7	97%	$90.7	98%
Technology Solutions	3.0	3	3.0	3	2.3	2

Total	$106.6	100%	$101.7	100%	$93.0	100%

Distribution Solutions
     McKesson Distribution Solutions consists of the following businesses: U.S. Pharmaceutical Distribution, McKesson Canada, Medical-Surgical Distribution, McKesson Pharmacy Systems and Automation and McKesson Specialty Care Solutions. This segment also includes our 49% interest in Nadro and 39% interest in Parata.

McKESSON CORPORATION
     U.S. Pharmaceutical Distribution: This business supplies pharmaceuticals and other healthcare-related products to customers in three primary customer segments: 1) retail national accounts (including national and regional chains, food/drug combinations, mail order pharmacies and mass merchandisers); 2) independent retail pharmacies; and 3) institutional healthcare providers (including hospitals, health systems, integrated delivery networks, clinics and long-term care providers).
     Our U.S. pharmaceutical distribution business operates and serves thousands of customer locations through a network of 29 distribution centers, as well as a master redistribution center, a strategic redistribution center and two repackaging facilities, serving all 50 states and Puerto Rico. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and provide the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, a Smithsonian award-winning technology that integrates and tracks all internal inventory-related functions such as receiving, put-away and order fulfillment. Acumax Plus uses bar code technology, wrist-mounted computer hardware and radio frequency signals to provide customers with real-time product availability and industry-leading order quality and fulfillment in excess of 99.9% adjusted accuracy. In addition, we offer Mobile ManagerSM, which integrates portable handheld technology with Acumax Plus to give customers complete ordering and inventory control. We also offer McKesson Connect (formerly Supply Management OnlineSM), an Internet-based ordering system that provides item lookup and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. Together, these features help ensure customers have the right products at the right time for their facilities and patients.
     To maximize distribution efficiency and effectiveness, we follow the Six Sigma methodology — an analytical approach that emphasizes setting high-quality objectives, collecting data and analyzing results to a fine degree in order to improve processes, reduce costs and minimize errors. We continue to implement information systems to help achieve greater consistency and accuracy both internally and for our customers.
     The major offerings of the McKesson U.S. Pharmaceutical Distribution business, by customer group can be categorized as retail national accounts, independent retail pharmacies and institutional healthcare providers.
     Retail National Accounts — Business solutions that help national account customers increase revenues and profitability:
•	Central Fill — Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately and at a lower cost, while reducing inventory levels and improving customer service.

•	Redistribution Centers — Two facilities totaling 420 thousand square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologicals. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.

•	EnterpriseRx™ — McKesson EnterpriseRx™ is a fully integrated and centrally hosted pharmacy management solution (Application Service Provider model). Built utilizing the latest technology, EnterpriseRx centralizes data, reporting, pricing and drug updates, providing the operational control, visibility and support needed to reduce costs and streamline administrative tasks.

•	RxPakSM — Bulk-to-bottle repackaging service that leverages our purchasing scale and supplier relationships to provide pharmaceuticals at reduced prices, help increase inventory turns and reduce working capital investment.

•	Inventory Management — An integrated solution comprising forecasting software and automated replenishment technologies that reduce inventory carrying costs.

McKESSON CORPORATION
     Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability:
•	Health Mart® —Health Mart® is a national network of more than 2,000 independently-owned pharmacies and is one of the industry’s most comprehensive pharmacy franchise programs. Health Mart® provides franchisees with managed care that drives Pharmacy Benefit Manager recognition, branding that drives consumer recognition, in-store programs that drive manufacturer and payor recognition and community advocacy programs that drive industry recognition. Health Mart® helps franchisees grow their businesses by focusing on the three principles of successful retailing:
–	Attract new customers;

–	Maximize the value of current customers; and

–	Enhance business efficiency.
•	AccessHealth® — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.

•	McKesson Reimbursement Advantage (“MRA”) — MRA is one of the industry’s most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services and customer care.

•	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of generic drugs, low pricing and one-stop shopping.

•	Sunmark® — Complete line of more than 1,000 products that provide retail independent pharmacies with value-priced alternatives to national brands.

•	FrontEdge™ — Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.

•	McKesson Home Health Care — Comprehensive line of more than 1,800 home health care products, including durable medical equipment, diabetes supplies, self-care supplies and disposables from national brands and the Sunmark® line.
     Institutional Healthcare Providers — Electronic ordering/purchasing and supply chain management systems that help improve efficiencies, save labor and improve asset utilization:
•	Fulfill-Rx™ — Ordering and inventory management system that integrates McKesson pharmaceutical distribution services with our automation solutions, thus empowering hospitals to optimize the often complicated and disjointed processes related to unit-based cabinet replenishment and inventory management.

•	Asset Management — Award-winning inventory optimization and purchasing management program that helps institutional providers lower costs while ensuring product availability.

•	SKY Packaging — Blister-format packaging containing the most widely prescribed dosages and strengths in generic oral solid-medications. SKY enables acute care, long-term care and institutional pharmacies to provide cost-effective, uniform packaging.

•	McKesson OneStop Generics® The McKesson OneStop Generics program enables acute care pharmacies to capture the full potential of purchasing generic pharmaceuticals. The Long-Term Care OneStop Generics program allows a long-term care pharmacy to capture savings on generic purchases.

•	McKesson 340B Manager and Easy340B — Solutions that help providers manage, track, and report on the medication replenishment associated with the federal 340B Drug Pricing Program.

•	High Performance Pharmacy — Framework that identifies and categorizes hospital pharmacy best practices to help improve clinical outcomes and financial results. The High Performance Pharmacy Assessment and Benchmarking tools enable hospital pharmacies to measure against comparable institutions and chart a step-by-step path to high performance.

McKESSON CORPORATION
     McKesson Canada: McKesson Canada, a wholly-owned subsidiary, is one of the largest pharmaceutical distributors in Canada. McKesson Canada, through its network of 17 distribution centers, provides logistics and distribution to more than 800 manufacturers — delivering their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions throughout Canada. Beyond pharmaceutical distribution, logistics and order fulfillment, McKesson Canada has automated over 2,500 retail pharmacies and is also active in hospital automation solutions, dispensing more than 100 million doses each year. In partnership with other McKesson businesses, McKesson Canada provides a full range of services to Canadian manufacturers and healthcare providers, contributing to the quality and safety of care for Canadian patients.
     Medical—Surgical Distribution: Medical-Surgical Distribution provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers including physicians’ offices, surgery centers, extended care facilities, homecare and occupational health sites through a network of 29 distribution centers within the U.S. This business is a leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care, occupational health facilities and homecare sites (extended care). Through a variety of technology products and services geared towards the supply chain, our Medical-Surgical Distribution business is focused on helping its customers operate more efficiently while providing one of the industry’s most extensive product offerings, including our own private label line. This business also includes ZEE® Medical, one of the most extensive product offerings in the industry of first aid, safety and training solutions, providing services to industrial and commercial customers. This business offers an extensive line of products and services aimed at maximizing productivity and minimizing the liability and cost associated with workplace illnesses and injuries.
     McKesson Pharmacy Systems and Automation: This business supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies. We also own a 39% interest in Parata which sells automated pharmacy and supply management systems and services to retail and institutional pharmacies.
     McKesson Specialty Care Solutions: This business provides solutions for patients with complex diseases and advances specialty care by facilitating collaboration among healthcare providers, drug manufacturers and payors through our expertise in specialty drug reimbursement and patient access program development. The business also supports manufacturers in product life cycle management as well as physicians and patients in gaining cost effective access to needed therapies. McKesson Specialty Care Solutions facilitates direct-to-physician specialty distribution services ensuring specialty drugs are received in manufacturer recommended conditions. This business also offers our industry leading Lynx® integrated technologies which help organizations improve reimbursement services and business efficiencies as well as clinical and patient support tools for improving safety and therapy adherence.
Technology Solutions
     Our Technology Solutions segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve quality and patient safety, reduce the cost and variability of care and better manage their resources and revenue stream. This segment also includes our Payor group of businesses, which includes our InterQual,® clinical auditing and compliance software businesses and our disease and medical management programs. This segment markets its products and services to integrated delivery networks, hospitals, physician practices, home healthcare providers, retail pharmacies and payors. The segment sells its solutions and services internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel.

McKESSON CORPORATION
     The product portfolio for the Technology Solutions segment is designed to address a wide array of healthcare clinical and business performance needs ranging from medication safety and information access to revenue cycle management, resource utilization and physician adoption of electronic health records (“EHR”). Analytics software enables organizations to measure progress as they automate care processes for optimal clinical outcomes, business and operating results and regulatory compliance. To ensure that organizations achieve the maximum value for their information technology investment, the Technology Solutions segment also offers a wide range of services to support the implementation and use of solutions as well as assist with business and clinical redesign, process re-engineering and staffing (both information technology and back-office).
     Key solution areas are as follows:
     Clinical management: Horizon Clinicals® is built with architecture to facilitate integration and enable modular system deployment. It includes a clinical data repository, clinical decision support, physician order entry, point-of-care documentation with bar-coded medication administration, enterprise laboratory, radiology, pharmacy, surgical management, an emergency department solution and an ambulatory EHR system. Horizon Clinicals® also includes solutions to facilitate physician access to patient information such as a Web-based physician portal and wireless devices that draw on information from the hospital’s information systems. In addition, the Horizon Clinicals® suite includes a comprehensive solution for homecare, including telehealth and hospice.
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
     Resource management: Resource management solutions consist of an integrated suite of applications that enhance an organization’s ability to plan and optimize the delivery of quality patient care. These solutions automate the management of the workforce, supply chain, surgical and anesthesia documentation and provide analytics for performance measurement. Linking resource requirements to care protocols, the resource management solutions enhance predictability, improve communication, reduce variability and lower overall costs associated with care delivery.
     Automation: Automation solutions include technologies that help hospitals re-engineer and improve their medication use and supply management processes. Examples include centralized pharmacy automation for unit-dose medications, unit-based cabinet technologies for secure medication storage and rapid retrieval, point-of-use supply automation systems for inventory management and revenue capture and an automated medication administration system for ensuring accuracy at the point of care. Based on a foundation of bar-code scanning technology, these integrated solutions are designed to reduce errors and bring new levels of safety to patients.
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

McKESSON CORPORATION
     Connectivity: Through the segment’s vendor-neutral RelayHealth® and its intelligent network, the company provides interactive solutions that streamline clinical, financial and administrative communication between patients, providers, payors, pharmacies and financial institutions. RelayHealth® helps to accelerate the delivery of high-quality care and improve financial performance through online consultation of physicians by patients, electronic prescribing by physicians, point-of-service resolution of pharmacy claims by payors, pre-visit financial clearance of patients by providers and post-visit settlement of provider bills by payors and patients. RelayHealth® securely processes more than 12 billion financial and clinical transactions annually.
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
     Payor Group: The following suite of services and software products is marketed to payors, employers and government organizations to help manage the cost and quality of care:
•	Disease management programs to improve the health status and health outcomes of patients with chronic conditions;

•	Nurse triage services to provide health information and recommend appropriate levels of care;

•	Clinical and analytical software to support utilization, case and disease management workflows;

•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;

•	InterQual® Criteria for clinical decision support; and

•	Claims performance solutions to facilitate accurate and efficient medical claim payments.
Acquisitions, Investments and Discontinued Operations
     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2 and 7, “Acquisitions and Investments” and “Discontinued Operations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Competition
     In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segment) which may from time to time decide to develop, for their own internal needs, supply management capabilities which would otherwise be provided by the segment. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in this segment.

McKESSON CORPORATION
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
Intellectual Property
     The principal trademarks and service marks of the Distribution Solutions segment include: AccessHealth®, Acumax®, Closed Loop DistributionSM, Comets®, ConsumerScriptSM,.com Pharmacy Solutions®, Econolink®, Empowering Healthcare®, EnterpriseRx™, Expect More From MooreSM, FrontEdge™, Health Mart®, High Performance PharmacySM, LoyaltyScript®, Lynx®, Max ImpactSM, McKesson®, McKesson Advantage®, McKesson Empowering Healthcare®, McKesson Max Rewards®, McKesson OneStop Generics®, McKesson Priority Express®, McKesson Supply ManagerSM, MediNet™, Medi-Pak®, Mobile ManagerSM, Moore Medical®, MoorebrandSM, NOA®, Northstar RXSM, Onmark®, Pharma360®, PharmacyRx™, Pharmaserv®, PharmAssureSM, ProIntercept®, ProMed®, ProPBM®, RX PakSM, RX Savings Access®, ServiceFirst®, Staydry®, Sunmark®, Supply Management OnlineSM, TrialScript®, Valu-Rite®, XVIII B Medi Mart® and ZEE®.
     The substantial majority of technical concepts and codes embodied in our Technology Solutions segment’s computer programs and program documentation are protected as trade secrets. The principal trademarks and service marks for this segment are: AcuDose-Rx®, ANSOS™, Ask-A-Nurse®, Care Fully Connected™, CareEnhance®, Connect-RN™, Connect-Rx®, CRMS®, DataStat®, ePremis®, Episode Profiler®, E-Script™, Fulfill-RxTM, HealthQuest®, Horizon Admin-Rx™, Horizon Clinicals®, HorizonWP®, InterQual®, Lytec®, MedCarousel®, Medisoft®, One-Call®, One-Staff®, ORSOS™, PACMED™, PakPlus-Rx®, Paragon®, Pathways 2000®, Patterns Profiler™, Per-Se®, Per-Se Technologies® (and logo), PerYourHealth.com®, Practice Partner®, Premis®, RelayHealth®, ROBOT-Rx®, SelfPace®, Series 2000™, STAR 2000™, SupplyScan™, TRENDSTAR® and WebVisit™.
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
Other Information about the Business
     Customers: During 2009, sales to our ten largest customers accounted for approximately 52% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“Caremark,”) and Rite Aid Corporation (“Rite Aid”) accounted for 14% and 12% of our total consolidated revenues. At March 31, 2009, accounts receivable from our ten largest customers were approximately 49% of total accounts receivable. Accounts receivable from Caremark and Rite Aid were approximately 14% and 10% of total accounts receivable. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.
     Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 9% of our purchases in 2009. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers on the whole are good. The ten largest suppliers in 2009 accounted for approximately 46% of our purchases.
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

McKESSON CORPORATION
     Research and Development: Our development expenditures primarily consist of our investment in software development held for sale. We spent $438 million, $420 million and $359 million for development activities in 2009, 2008 and 2007 and of these amounts, we capitalized 17%, 17% and 21%. Development expenditures are primarily incurred by our Technology Solutions segment. Our Technology Solutions segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals and other customers. We believe a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
     Environmental Regulation: We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K. Other than any expenditures that may be required in connection with those legal matters, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2009 and is not expected to be material in the next year.
     Employees: On March 31, 2009, we employed approximately 32,500 persons compared to 32,900 in 2008 and 31,800 in 2007.
     Financial Information About Foreign and Domestic Operations: Information as to foreign and domestic operations is included in Financial Notes 1 and 22, “Significant Accounting Policies” and “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Item 1A. Risk Factors
     Information regarding our risk factors is included in the Financial Review under the captions “Factors Affecting Forward-Looking Statements” and “Additional Factors That May Affect Future Results,” beginning on page 51 of this Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Because of the nature of our principal businesses, our plant, warehousing, office and other facilities are operated in widely dispersed locations, mostly throughout the U.S. and Canada. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 16, “Lease Obligations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Item 3. Legal Proceedings
     Certain legal proceedings in which we are involved are discussed in Financial Note 18, “Other Commitments and Contingent Liabilities,” to our consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended March 31, 2009.
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

Name	Age	Position with Registrant and Business Experience
John H. Hammergren	50	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company — 13 years.

Jeffrey C. Campbell	48	Executive Vice President and Chief Financial Officer since April 2004; Senior Vice President and Chief Financial Officer from December 2003 to April 2004. Service with the Company — 5 years.

Paul C. Julian	53	Executive Vice President, Group President since April 2004; Senior Vice President from August 1999 to April 2004; President of McKesson Distribution Solutions since March 2000. Service with the Company — 13 years.

Jorge L. Figueredo	48	Executive Vice President, Human Resources since May 2008; Senior Vice President, Human Resources, Dow Jones, Inc. from February 2007 to January 2008; President, International, Liz Claiborne Inc. from October 1984 to May 2006. Service with the Company — 1 year.

Marc E. Owen	49	Executive Vice President, Corporate Strategy and Business Development since April 2004; Senior Vice President, Corporate Strategy and Business Development from September 2001 to April 2004. Service with the Company — 8 years.

Laureen E. Seeger	47	Executive Vice President, General Counsel and Secretary since March 2006; Vice President and General Counsel of McKesson Provider Technologies from February 2000 to March 2006. Service with the Company — 9 years.

Randall N. Spratt	57	Executive Vice President, Chief Technology Officer and Chief Information Officer since April 2009; Executive Vice President, Chief Information Officer from July 2005 to April 2009; Senior Vice President, Chief Process Officer, McKesson Provider Technologies from April 2003 to July 2005; Senior Vice President, Imaging, Technology and Business Process Improvement from January 2000 to April 2003. Service with the Company — 23 years

McKESSON CORPORATION
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities and Stock Price Performance Graph
(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”). High and low prices for the common stock by quarter are included in Financial Note 23, “Quarterly Financial Information (Unaudited),” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2009 was approximately 9,200.

(c)	Dividends: Dividend information is included in Financial Note 23, “Quarterly Financial Information (Unaudited),” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

In April 2008, the Company’s Board of Directors (“Board”) approved a change in the Company’s dividend policy by increasing the amount of the Company’s quarterly dividend from six cents to twelve cents per share, applicable to ensuing quarterly dividend declarations until further action by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

(d)	Securities Authorized for Issuance under Equity Compensation Plans: Information relating to this item is provided under Part III, Item 12, to this Annual Report on Form 10-K.

(e)	Share Repurchase Plans: The following table provides information on the Company’s share repurchases during the fourth quarter of 2009:

	Share Repurchases (1)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		As Part of Publicly	Yet Be Purchased
	Number of Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased(2) (3)	Per Share	Program	Programs

January 1, 2009 – January 31, 2009	—	$—	—	$980
February 1, 2009 – February 28, 2009	1	44.66	1	944
March 1, 2009 – March 31, 2009	3	39.25	3	830

Total	4	40.41	4	830

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchases were part of the publicly announced programs.

(3)	The number of shares purchased reflects rounding adjustments.
     In April 2008, the Board approved a plan to repurchase $1.0 billion of the Company’s common stock of which $830 million remained available as of March 31, 2009. Stock repurchases may be made from time to time in open market or private transactions.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time to time pursuant to its stock repurchase program. During the second quarter of 2009, we repurchased 4 million shares for $204 million and all of these shares were formally retired by the Company. The retired shares constitute authorized but unissued shares.

McKESSON CORPORATION
(f)	Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on the Company’s common stock for the periods indicated with the Standard & Poor’s 500 Index and the Value Line Healthcare Sector Index (composed of 154 companies in the health care industry, including the Company).

	March 31,
	2004	2005	2006	2007	2008	2009

McKesson Corporation	$100.00	$126.38	$175.41	$197.91	$177.74	$120.18
S&P 500 Index	$100.00	$106.69	$119.21	$133.31	$126.54	$78.34
Value Line Healthcare Sector Index	$100.00	$105.11	$117.52	$125.09	$117.35	$91.93

*	Assumes $100 invested in the Company’s common stock and in each index on March 31, 2004 and that all dividends are reinvested.
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
Item 8. Financial Statements and Supplementary Data
     Financial Statements and Supplementary Data are included as separate sections of this Annual Report on Form 10-K. See Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
     Internal Control over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included on page 62 and page 63 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
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

McKESSON CORPORATION
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Item 4 of Part I of this Annual Report on Form 10-K.
     Pursuant to Section 303A.12 (a) of the NYSE Listed Company Manual, the Company’s Chief Executive Officer submitted to the NYSE a certification, dated August 18, 2008, stating that, as of such date, he was not aware of any violation by the Company of any NYSE corporate governance listing standards.
     Information about the Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Controller and Financial Managers can be found on our Web site, www.mckesson.com, under the Investors — Corporate Governance tab. The Company’s Corporate Governance Guidelines and Charters for the Audit and Compensation Committees and the Committee on Directors and Corporate Governance can also be found on our Web site under the Investors — Corporate Governance tab.
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

McKESSON CORPORATION
     The following table sets forth information as of March 31, 2009 with respect to the plans under which the Company’s common stock is authorized for issuance:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
Plan Category	outstanding options,	outstanding options,	securities reflected in
(In millions, except per share amounts)	warrants and rights	warrants and rights(1)	the first column)

Equity compensation plans approved by security holders(2)	14.8	$43.74	15.9 (3)
Equity compensation plans not approved by security holders(4),(5)	7.7	32.57	—

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents option and RSU awards, outstanding under the following plans: (i) 1994 Stock Option and Restricted Stock Plan; (ii) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; and (iii) the 2005 Stock Plan.

(3)	Represents 4,379,566 shares which remained available for purchase under the 2000 Employee Stock Purchase Plan (“ESPP”) and 11,505,221 shares available for grant under the 2005 Stock Plan as of March 31, 2009.

(4)	Represents options and RSU awards outstanding under the following plans: (i) 1999 Stock Option and Restricted Stock Plan; (ii) 1998 Canadian Stock Incentive Plan; and (iii) certain one time stock option plan awards. No further awards will be made under any of these plans.

(5)	As a result of acquisitions, the Company currently has two assumed option plans under which options and RSU awards are exercisable for 39,804 shares of the Company’s common stock. No further awards will be made under any of the assumed plans and information regarding the assumed options is not included in the table above.
     The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2005 Stock Plan related to Non-Employee Directors, which is administered by the Committee on Directors and Corporate Governance.
     2005 Stock Plan: The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company’s stockholders on July 27, 2005. The 2005 Stock Plan permits the granting of up to 28 million shares in the form of stock options, restricted stock (“RS”), RSUs, performance-based restricted stock units (“PeRSUs”) and other share-based awards. For any one share of common stock issued in connection with a RS, RSU, PeRSU or other share-based award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, shares used to pay the withholding taxes related to a stock award or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan.
     Stock options are granted at no less than fair market value and those options granted under the 2005 Stock Plan generally have a contractual term of seven years. Prior to 2005, stock options typically had a contractual term of ten years. Options generally become exercisable in four equal annual installments beginning one year after the grant date or after four years from the date of grant. The vesting of RS or RSUs is determined by the Compensation Committee at the time of grant. RS and RSUs generally vest over four years. Vesting of PeRSUs ranges from one to three-year periods following the end of the performance period and may follow the graded or cliff method of vesting.
     Non-employee directors may be granted an award on the date of each annual meeting of the stockholders for up to 5,000 RSUs, as determined by the Board. Such non-employee director award is fully vested on the date of the grant.

McKESSON CORPORATION
     2000 Employee Stock Purchase Plan (the “ESPP”): The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company’s international and certain other subsidiaries. As to those employees, the ESPP does not qualify under Section 423 of the Internal Revenue Code. Currently, 16 million shares have been approved by stockholders for issuance under the ESPP.
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
     The following are descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:
     On July 27, 2005, the Company’s stockholders approved the 2005 Stock Plan which had the effect of terminating the 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan and certain 1999 one time stock option plan awards, which plans had not been submitted for approval by the Company’s stockholders, and the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, which had previously been approved by the Company’s stockholders. Prior grants under these plans include stock options, RS and RSUs. Stock options under the terminated plans generally have a ten-year life and vest over four years. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse. Each of these plans has outstanding equity grants, which are subject to the terms and conditions of their respective plans, but no new grants will be made under these terminated plans.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 20, “Related Party Balances and Transactions,” to the consolidated financial statements.
Item 14. Principal Accounting Fees and Services
     Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2010” in our Proxy Statement and all such information is incorporated herein by reference.

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

McKesson Corporation
Dated: May 5, 2009	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

     On behalf of the Registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

*	*

John H. Hammergren	Marie L. Knowles, Director
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

*	*

Jeffrey C. Campbell	David M. Lawrence M.D., Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

*	*

Nigel A. Rees	Edward A. Mueller, Director
Vice President and Controller
(Principal Accounting Officer)

*	*

Andy D. Bryant, Director	James V. Napier, Director

*	*

Wayne A. Budd, Director	Jane E. Shaw, Director

*	/s/ Laureen E. Seeger

Alton F. Irby III, Director	Laureen E. Seeger
*Attorney-in-Fact

*

M. Christine Jacobs, Director	Dated: May 5, 2009

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2009, 2008 and 2007
(In millions)

		Additions		Deductions
	Balance at	Charged to	Charged to	From	Balance at
	Beginning of	Costs and	Other	Allowance	End of
Description	Year	Expenses	Accounts (3)	Accounts (1)	Year (2)

Year Ended March 31, 2009
Allowances for doubtful accounts	$163	$27	$3	$(41)	$152
Other allowances	9	6	1	(4)	12

	$172	$33	$4	$(45)	$164

Year Ended March 31, 2008
Allowances for doubtful accounts	$139	$41	$17	$(34)	$163	(4)
Other allowances	11	—	—	(2)	9

	$150	$41	$17	$(36)	$172

Year Ended March 31, 2007
Allowances for doubtful accounts	$124	$24	$15	$(24)	$139	(4)
Other allowances	7	4	—	—	11

	$131	$28	$15	$(24)	$150

		2009	2008	2007

(1)	Deductions:
	Written off	$27	$32	$24
	Operation sold	6	—	—
	Credited to other accounts	12	2	—

	Total	$45	$34	$24

(2)	Amounts shown as deductions from receivables	$164	$172	$150

(3)	Primarily represents additions relating to acquisitions.

(4)	Includes a $10 million allowance for non-current receivables.

McKESSON CORPORATION
EXHIBIT INDEX
     The agreements included as exhibits to this report are included to provide information regarding their terms and not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the applicable agreement, and;
•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
     Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.
     Exhibits identified under “Incorporated by Reference” in the table below are on file with the Commission and are incorporated by reference as exhibits hereto.

Exhibit		Incorporated by Reference
Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 25, 2007.	10-Q	1-13252	3.1	October 31, 2007

3.2	Amended and Restated By-Laws of the Company, dated as of April 22, 2009.	8-K	1-13252	3.2	April 28, 2009

4.1	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee.	10-K	1-13252	4.4	June 19, 1997

4.2	Indenture, dated as of January 29, 2002, between the Company, as Issuer, and the Bank of New York, as Trustee.	10-K	1-13252	4.6	June 12, 2002

4.3	Indenture, dated as of March 5, 2007, by and between the Company, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee.	8-K	1-13252	4.1	March 5, 2007

10.1*	McKesson Corporation 1994 Stock Option and Restricted Stock Plan as amended through July 31, 2001.	10-K	1-13252	10.4	June 12, 2002

10.2*	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through May 26, 2004.	10-K	1-13252	10.2	May 7, 2008

10.3*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004

10.4*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003

10.5*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on October 24, 2008.	10-Q	1-13252	10.1	October 29, 2008

McKESSON CORPORATION

Exhibit		Incorporated by Reference
Number	Description	Form	File Number	Exhibit	Filing Date
10.6*	McKesson Corporation Deferred Compensation Administration Plan, amended and restated effective October 28, 2004.	10-K	1-13252	10.6	May 13, 2005

10.7*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated effective October 28, 2004, including Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008

10.8*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated on October 24, 2008.	10-Q	1-13252	10.2	October 29, 2008

10.9*	McKesson Corporation 1994 Option Gain Deferral Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.8	May 13, 2005

10.10*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008

10.11*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.11	May 13, 2005

10.12*†	McKesson Corporation Severance Policy for Executive Employees, as amended and restated on December 29, 2008.	—	—	—	—

10.13*†	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on April 21, 2009.	—	—	—	—

10.14*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on October 24, 2008 and effective as of January 1, 2009.	10-Q	1-13252	10.5	October 29, 2008

10.15*†	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2005 Management Incentive Plan, effective April 1, 2009.	—	—	—	—

10.16*	McKesson Corporation Long-Term Incentive Plan, as amended and restated on October 24, 2008 and effective as of January 1, 2009.	10-Q	1-13252	10.6	October 29, 2008

10.17*	McKesson Corporation Stock Purchase Plan, as amended through July 31, 2002.	10-K	1-13252	10.19	June 6, 2003

10.18*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 23, 2008.	10-Q	1-13252	10.7	October 29, 2008

10.19*†	Forms of (i) Statement of Terms and Conditions applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares, (ii) Stock Option Grant Notice and (iii) Restricted Stock Unit Agreement, under the McKesson Corporation 2005 Stock Plan, as amended and restated on July 23, 2008.	—	—	—	—

McKESSON CORPORATION

Exhibit		Incorporated by Reference
Number	Description	Form	File Number	Exhibit	Filing Date
10.20 †††	Deed of Settlement and Amendment in Relation to Human Resources and Payroll Services Contract dated as of June 22, 2005 between the Secretary of State for Health for the United Kingdom and McKesson Information Solutions UK Limited.	10-Q	1-13252	10.1	August 1, 2005

10.21	Amended and Restated Receivables Purchase Agreement, dated as of June 11, 2004, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and Bank One, N.A. (Main Office Chicago), as collateral agent.	10-K	1-13252	10.20	May 13, 2005

10.22	Amended and Restated Credit Agreement, dated as of June 8, 2007 among the Company and McKesson Canada Corporation, collectively, the Borrowers, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. (acting through its Canada branch), as Canadian Administrative Agent, JPMorgan Chase Bank and Wachovia Bank, National Association, as Co-Syndication Agents, Wachovia Bank, National Association, as L/C Issuer, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., Seattle branch, as Co-Documentation Agents, and The Other Lenders Party Hereto Banc of America Securities LLC, as sole lead arranger and sole book manager.	8-K	1-13252	10.1	June 14, 2007

10.23	Purchase Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.	10-K	1-13252	10.41	June 6, 2003

10.24	Services Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.	10-K	1-13252	10.42	June 6, 2003

10.25	Interim Credit Agreement, dated as of January 26, 2007, among the Company, Bank of America N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, the other Lenders party there to, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers.	8-K	1-13252	10.1	January 26, 2007

10.26*	Amended and Restated Employment Agreement, dated as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008

Exhibit		Incorporated by Reference
Number	Description	Form	File Number	Exhibit	Filing Date
10.27*	Amended and Restated Employment Agreement, dated as of November 1, 2008, by and between the Company and its Former Executive Vice President and President, McKesson Technology Solutions.	10-Q	1-13252	10.11	October 29, 2008

10.28*	Amended and Restated Employment Agreement, dated as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008

12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—

21†	List of Subsidiaries of the Registrant.	—	—	—	—

23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—

24†	Power of Attorney.	—	—	—	—

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

†††	Confidential treatment has been granted for certain portions of this exhibit and such confidential portions have been filed with the Commission.
     Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION

McKESSON CORPORATION
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share amounts and ratios)	2009	2008	2007	2006	2005

Operating Results
Revenues	$106,632	$101,703	$92,977	$86,983	$79,096
Percent change	4.8%	9.4%	6.9%	10.0%	16.3%
Gross profit	5,378	5,009	4,332	3,777	3,342
Income (loss) from continuing operations before income taxes	1,064	1,457	1,297	1,171	(266)
Income (loss) after income taxes
Continuing operations	823	989	968	745	(173)
Discontinued operations	—	1	(55)	6	16
Net income (loss)	823	990	913	751	(157)

Financial Position
Working capital	3,065	2,438	2,730	3,527	3,658
Days sales outstanding for: (1)
Customer receivables	24	22	21	22	23
Inventories	31	33	32	29	34
Drafts and accounts payable	43	44	43	41	40
Total assets	25,267	24,603	23,943	20,961	18,775
Total debt, including capital lease obligations	2,512	1,797	1,958	991	1,211
Stockholders’ equity	6,193	6,121	6,273	5,907	5,275
Property acquisitions	195	195	126	166	135
Acquisitions of businesses, net	358	610	1,938	589	76

Common Share Information
Common shares outstanding at year-end	271	277	295	304	299
Shares on which earnings (loss) per common share were based
Diluted	279	298	305	316	294
Basic	275	291	298	306	294
Diluted earnings (loss) per common share (2)
Continuing operations	$2.95	$3.32	$3.17	$2.36	$(0.59)
Discontinued operations	—	—	(0.18)	0.02	0.06
Total	2.95	3.32	2.99	2.38	(0.53)
Cash dividends declared	134	70	72	74	71
Cash dividends declared per common share	0.48	0.24	0.24	0.24	0.24
Book value per common share (2)(3)	22.87	22.10	21.26	19.43	17.64
Market value per common share — year end	35.04	52.37	58.54	52.13	37.75

Supplemental Data
Capital employed (4)	8,705	7,918	8,231	6,898	6,486
Debt to capital ratio (5)	28.9%	22.7%	23.8%	14.4%	18.7%
Net debt to net capital employed (6)	6.1%	6.6%	0.1%	(24.1)%	(12.6)%
Average stockholders’ equity (7)	6,214	6,344	6,022	5,736	5,264
Return on stockholders’ equity (8)	13.2%	15.6%	15.2%	13.1%	(3.0)%

Footnotes to Five-Year Highlights:

(1)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(2)	Certain computations may reflect rounding adjustments.

(3)	Represents stockholders’ equity divided by year-end common shares outstanding.

(4)	Consists of total debt and stockholders’ equity.

(5)	Ratio is computed as total debt divided by capital employed.

(6)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(7)	Represents a five-quarter average of stockholders’ equity.

(8)	Ratio is computed as net income (loss), divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION
FINANCIAL REVIEW
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.
     We conduct our business through two operating segments: Distribution Solutions and Technology Solutions. See Financial Note 22, “Segments of Business,” to the accompanying consolidated financial statements for a description of these segments.
RESULTS OF OPERATIONS
     Overview:

	Years Ended March 31,
(In millions, except per share data)	2009	2008	2007

Revenues	$106,632	$101,703	$92,977
Litigation Charge (Credits), Net	493	(5)	(6)
Income from Continuing Operations Before Income Taxes	$1,064	$1,457	$1,297
Income Tax Provision	(241)	(468)	(329)

Income from Continuing Operations	823	989	968
Discontinued Operations, Net	—	1	(55)

Net Income	$823	$990	$913

Diluted Earnings Per Share
Continuing Operations	$2.95	$3.32	$3.17
Discontinued Operations	—	—	(0.18)

Total	$2.95	$3.32	$2.99

Weighted Average Diluted Shares	279	298	305

     Revenues increased 5% to $106.6 billion and 9% to $101.7 billion in 2009 and 2008. The increase in revenues primarily reflects market growth rates in our Distribution Solutions segment, which accounted for 97% of our consolidated revenues. Revenues for 2009 also benefited from our acquisitions of Oncology Therapeutics Network (“OTN”) in October 2007 and McQueary Brothers Drug Company (“McQueary Brothers”) in May 2008. Revenues for 2008 also benefited from our acquisitions of OTN and Per-Se Technologies, Inc. (“Per-Se”) in January 2007.
     Gross profit increased 7% to $5.4 billion and 16% to $5.0 billion in 2009 and 2008. As a percentage of revenues, gross profit increased 11 basis points (“bp”) to 5.04% and 27 bp to 4.93% in 2009 and 2008. The increase in our 2009 gross profit margin was primarily due to an improvement in our Distribution Solutions segment margin, partially offset by a decline in our Technology Solutions segment margin. Gross profit margin increased in 2008 primarily reflecting a greater proportion of higher margin Technology Solutions products and an improvement in our Distribution Solutions segment margin.
     Operating expenses were $4.2 billion, $3.5 billion and $3.1 billion in 2009, 2008 and 2007. Operating expenses increased primarily due to additional expenses incurred to support our sales growth, expenses associated with our business acquisitions and higher employee compensation expenses. In addition, operating expenses for 2009 include a pre-tax charge of $493 million for the Average Wholesale Price (“AWP”) Litigation as further discussed under the caption “Operating Expenses” in this Financial Review.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     In 2009, other income, net includes a pre-tax impairment charge of $63 million ($60 million after-tax) on two equity-held investments and a pre-tax gain of $24 million ($14 million after-tax) from the sale of an equity-held investment. Excluding these items, other income, net decreased over the last two years primarily due to a decrease in interest income due to lower average cash and cash equivalents balances and interest rates.
     Interest expense increased slightly in 2009 and 43% to $142 million in 2008. Interest expense for 2009 reflects the repayment of $150 million of long-term debt during the fourth quarter of 2008 and the issuance of $700 million of long-term debt during the fourth quarter of 2009. Interest expense in 2008 reflects additional expense associated with the issuance of $1.0 billion of long-term debt in the fourth quarter of 2007 as part of our $1.8 billion acquisition of Per-Se.
     Income from continuing operations before income taxes was $1.1 billion, $1.5 billion and $1.3 billion in 2009, 2008 and 2007 reflecting the above noted factors.
     Our reported income tax rates were 22.7%, 32.1% and 25.4% in 2009, 2008 and 2007. Fluctuations in our reported income tax rates are primarily due to changes in income within states and foreign countries that have lower tax rates as well as other discrete tax events that occurred during the year. In 2009, income tax expense included $111 million of net income tax benefits for discrete items, which primarily consists of the recognition of previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items is primarily due to the lapsing of the statutes of limitations. In 2007, we recorded an $83 million credit to our income tax provision relating to the reversal of income tax reserves related to uncertain tax matters surrounding our Consolidated Securities Litigation Action costs. These tax reserves were initially established in 2005 and were favorably resolved in 2007.
     In 2007, our results from discontinued operations were an after-tax loss of $55 million or $0.18 per diluted share which included the divestiture of our Distribution Solutions segment’s Acute Care medical-surgical supply business. This business was sold for net cash proceeds of $160 million and resulted in an after-tax loss of $66 million, which included a $79 million non-tax deductible write-off of goodwill.
     Net income was $823 million, $990 million and $913 million in 2009, 2008 and 2007 and diluted earnings per share was $2.95, $3.32 and $2.99.
     Revenues:

	Years Ended March 31,
(In millions)	2009	2008	2007

Distribution Solutions
U.S. pharmaceutical direct distribution & services	$66,876	$60,436	$54,127
U.S. pharmaceutical sales to customers’ warehouses	25,809	27,668	27,555

Subtotal	92,685	88,104	81,682
Canada pharmaceutical distribution & services	8,225	8,106	6,692
Medical-Surgical distribution & services	2,658	2,509	2,364

Total Distribution Solutions	103,568	98,719	90,738

Technology Solutions
Services	2,337	2,240	1,537
Software and software systems	572	591	536
Hardware	155	153	166

Total Technology Solutions	3,064	2,984	2,239

Total Revenues	$106,632	$101,703	$92,977

     Revenues increased 5% to $106.6 billion in 2009 and 9% to $101.7 billion in 2008. The growth in revenues was primarily driven by our Distribution Solutions segment, which accounted for 97% of revenues.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     U.S. pharmaceutical direct distribution and services revenues increased in 2009 compared with 2008 primarily reflecting market growth rates (which include growing drug utilization and price increases, offset in part by the increased use of lower priced generics), our acquisitions of OTN in October 2007 and McQueary Brothers in May 2008, expanded business with existing customers and a shift of revenues from sales to customers’ warehouses to direct store delivery. U.S. pharmaceutical direct distribution and services revenues increased in 2008 compared with 2007 primarily due to market growth rates, new and expanded business and to a lesser extent, due to our acquisition of OTN. OTN is a U.S. distributor of specialty pharmaceuticals and McQueary Brothers is a regional distributor of pharmaceutical, health and beauty products to independent and regional chain pharmacies in the Midwestern U.S.
     U.S. pharmaceutical sales to customers’ warehouses decreased in 2009 compared with 2008 primarily reflecting a customer’s loss of business, the loss of a large customer and reduced revenues associated with the consolidation of certain customers. Additionally, these revenues were also impacted by a shift to direct store delivery. These decreases were partially offset by expanded business with existing customers. U.S. pharmaceutical sales to customers’ warehouses increased in 2008 compared with 2007 primarily as a result of new and expanded agreements with customers, which were partially offset by a customer’s loss of business and reduced revenues associated with the consolidation of certain customers.
     Sales to retail customers’ warehouses represent large volume sales of pharmaceuticals primarily to a limited number of large self-warehousing retail chain customers whereby we order bulk product from the manufacturer, receive and process the product through our central distribution facility and subsequently deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. This distribution method is typically not marketed or sold by the Company as a stand alone service; rather, it is offered as an additional distribution method for our large retail chain customers that have an internal self-warehousing distribution network. Sales to customers’ warehouses provide a benefit to these customers because they can utilize the Company as one source for both their direct to-store business and their warehouse business. We generally have significantly lower gross profit margins on sales to customers’ warehouses as we pass much of the efficiency of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars.
     The customer mix of our U.S. pharmaceutical distribution revenues was as follows:

	2009	2008	2007

Direct Sales
Independents	13%	13%	13%
Institutions	32	30	29
Retail Chains	26	24	23

Subtotal	71	67	65
Sales to retail customers’ warehouses	29	33	35

Total	100%	100%	100%

     From 2007 to 2009, the percentage of total direct and warehouse revenue attributed to the Company’s retail chain customers declined compared to our other customer groups. This decline resulted in a positive impact on the Company’s gross profit margin. As previously described, a limited number of our large retail chain customers purchase products through both the Company’s direct and warehouse distribution methods, the latter of which generally has a significantly lower gross profit margin due to the low cost-to-serve model. When evaluating and pricing customer contracts, we do so based on our assessment of total customer profitability. As a result, we do not evaluate the Company’s performance or allocate resources based on sales to customers’ warehouses or gross profit associated with such sales.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Canadian pharmaceutical distribution and services revenues for 2009 increased slightly primarily reflecting new and expanded business and market growth rates, which were almost fully offset by unfavorable foreign exchange rates and the loss of a customer. Revenues for 2008 increased primarily reflecting market growth rates, favorable foreign exchange rates and new and expanded business, partially offset by six fewer days of sales compared to 2007. Canadian revenues in 2009 were negatively impacted by 9% unfavorable foreign exchange rates and in 2008 and 2007, benefited from 12% and 5% favorable foreign exchange rates.
     Medical-Surgical distribution and services revenues increased over the last two years primarily reflecting market growth rates and acquisitions. In addition, revenues in 2008 were impacted by the discontinuance of the distribution of a product line and by one less week of sales compared to 2007. Revenues associated with this product line are now recorded by our U.S. pharmaceutical distribution business.
     Technology Solutions revenues increased in 2009 primarily due to increased services revenues reflecting the segment’s expanded customer base and outsourcing revenues. These increases were partially offset by unfavorable foreign exchange rates and a decrease in software revenues, particularly in the hospital and physician office customer segments. Technology Solutions’ revenues increased in 2008 primarily reflecting the acquisition of Per-Se, a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies, increased services revenues, the segment’s expanded customer base and clinical software implementations.
     Gross Profit:

	Years Ended March 31,
(Dollars in millions)	2009	2008	2007

Gross Profit
Distribution Solutions	$3,955	$3,586	$3,252
Technology Solutions	1,423	1,423	1,080

Total	$5,378	$5,009	$4,332

Gross Profit Margin
Distribution Solutions	3.82%	3.63%	3.58%
Technology Solutions	46.44	47.69	48.24
Total	5.04	4.93	4.66

     Gross profit increased 7% to $5.4 billion in 2009 and 16% to $5.0 billion in 2008. As a percentage of revenues, gross profit increased 11 bp in 2009 and 27 bp in 2008. Gross profit margin increased in 2009 primarily due to margin improvements in our Distribution Solutions segment, partially offset by a decline in our Technology Solutions segment reflecting a change in product mix and the recognition of $21 million of disease management deferred revenues in 2008 for which associated expenses were previously recognized as incurred. Gross profit margin increased in 2008 primarily reflecting a greater proportion of higher margin Technology Solutions products, the recognition of $21 million of disease management deferred revenues and an improvement in our Distribution Solutions segment’s margin.
     In 2009, our Distribution Solutions segment’s gross profit margin increased compared to 2008. Gross profit margin was impacted by the benefit of increased sales of generic drugs with higher margins, higher buy side margins and an increase associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which generally have lower gross profit margins relative to other revenues within the segment. These increases were partially offset by a modest decline in sell margin during the latter part of the year and last-in, first-out (“LIFO”) net inventory credits ($8 million LIFO net expense in 2009 compared with a $14 million LIFO net credit in 2008).

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Our Distribution Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than other accounting methods, thereby mitigating the effects of inflation and deflation on operating profit. The practice in the Distribution Solutions’ distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years. Additional information regarding our LIFO accounting is included under the caption “Critical Accounting Policies and Estimates” included in this Financial Review.
     For each of the last three years, we estimate that the Company’s total gross profit margin on sales to customers’ warehouses represented about 5% of the segment’s total gross profit dollars. As previously discussed, from 2007 to 2009, the percentage of total direct and warehouse revenue attributed to our retail chain customers declined compared to our other customer groups. This decline resulted in a positive impact on the Company’s gross profit margin.
     In 2008, our Distribution Solutions segment’s gross profit margin increased slightly compared to 2007. Gross profit margin was impacted by higher buy side margins, the benefit of increased sales of generic drugs with higher margins, a decline in impairment charges associated with the write-down of certain abandoned assets within our Pharmacy Systems and Automation group and an increase associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses. These increases were partially offset by a decline in sell margin and LIFO inventory credits ($14 million in 2008 compared with $64 million in 2007).
     In 2007, we contributed $36 million in cash and $45 million in net assets primarily from our Pharmacy Systems and Automation business to Parata Systems, LLC (“Parata,”) in exchange for a significant minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believed the fair value of our investment in Parata approximated the carrying value of consideration contributed to Parata.
     In 2009, our Technology Solutions segment’s gross profit margin decreased compared to the prior year primarily reflecting a change in product mix and the recognition in 2008 of $21 million of disease management deferred revenues for which associated expenses were previously recognized as incurred. In 2008, Technology Solutions segment’s gross profit margin decreased primarily reflecting a change in product mix which included a higher proportion of lower margin Per-Se services revenues. Partially offsetting this decrease was the recognition of $21 million of disease management deferred revenues for which associated expenses were previously recognized as incurred.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Operating Expenses:

	Years Ended March 31,
(Dollars in millions)	2009	2008	2007

Operating Expenses
Distribution Solutions (1)	$2,777	$2,138	$1,896
Technology Solutions	1,096	1,115	884
Corporate	309	283	294

Subtotal	4,182	3,536	3,074
Securities Litigation credits, net	—	(5)	(6)

Total	$4,182	$3,531	$3,068

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.68%	2.17%	2.09%
Technology Solutions	35.77	37.37	39.48
Total	3.92	3.47	3.30

(1)	Operating expenses for 2009 include the $493 million AWP Litigation charge.
     Operating expenses increased 18% to $4.2 billion in 2009 and 15% to $3.5 billion in 2008. Operating expenses for 2009 include a pre-tax charge of $493 million for the AWP Litigation. Excluding this charge, operating expenses increased primarily due to additional expenses incurred to support our sales growth, expenses associated with our business acquisitions and higher employee compensation expenses.
     In 2009, we recorded a $493 million charge for the AWP Litigation. As discussed in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements, we reached an agreement to settle all private party claims relating to First DataBank, Inc.’s published drug reimbursement benchmarks for $350 million. The settlement terms, which are subject to final court approval, include an express denial of liability of any kind. We also recorded a reserve for pending and expected AWP-related claims by public payors, which is currently estimated to be $143 million.
     The combination of the AWP settlement for all private party claims and the decision by us to establish an estimated reserve for the pending and expected AWP-related claims by public payors resulted in a pre-tax, non-cash charge of $493 million ($311 million after-tax). We do not currently expect to have difficulties funding the settlement payments associated with the claims by private parties and any settlement or other resolution of the claims by public payors.
     In 2009, 2008 and 2007, we recorded share-based compensation expense of $99 million, $91 million and $60 million. At the beginning of our fiscal 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of expense resulting from transactions in which we acquire goods and services by issuing our shares, share options or other equity instruments. Due to the accelerated vesting of share-based awards prior to 2007, share-based compensation expense has increased over the past two years as share-based compensation is granted and amortized over the requisite service period. The rate of increase from 2009 and 2008 was mitigated by a decrease in our stock price and a change in terms of the grants. Share-based compensation charges are affected by a number of variables as further described under the caption “Critical Accounting Policies and Estimates” included in this financial review. As a result, actual future share-based compensation expense may differ from historical levels of expense. Additional information regarding our share based payments is also included in Financial Note 3, “Share-Based Payment,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Over the last three years, we recorded the following reduction in workforce and restructuring charges:

	Years Ended March 31,
(In millions)	2009	2008	2007

Reduction in workforce charges (1)
Distribution Solutions	$7	$—	$—
Technology Solutions	25	8	—

Total	32	8	—

Restructuring charges (credits)
Distribution Solutions (2)	4	8	2
Technology Solutions (3) (4)	(2)	9	13
Corporate	(1)	2	—

Total	1	19	15

Total reduction in workforce and restructuring charges	$33	$27	$15

Cost of sales (5)	$5	$7	$—
Operating expenses	28	20	15

Total reduction in workforce and restructuring charges	$33	$27	$15

(1)	Although reductions in workforce actions do not constitute a restructuring plan (as defined under U.S. generally accepted accounting principles (“GAAP,”)) they do represent independent actions taken from time to time, as appropriate.

(2)	In 2008, we incurred $4 million of severance costs associated with the closure of two facilities and $1 million and $3 million of severance and asset impairments associated with the integration of OTN.

(3)	In 2008, we incurred $5 million of severance and exit-related costs and a $4 million asset impairment charge for the write-off of capitalized software costs associated with the termination of a software project.

(4)	Expenses for 2007 primarily consisted of $8 million for employee severance costs associated with the reallocation of product development and marketing resources and the realignment of an international business within our Technology Solutions segment.

(5)	Amounts recorded to cost of sales pertain solely to our Technology Solutions segment.
     Up to 2009, we have provided contributions for our profit sharing investment plan (“PSIP”) for U.S. employees primarily through a leveraged employee stock ownership plan (“ESOP”). In 2008 and 2007, we granted 1 million shares per year to plan participants. ESOP expense and other contribution expense, including interest expense on ESOP debt, was $53 million, $13 million and $13 million in 2009, 2008 and 2007. ESOP expense for 2008 and 2007 was significantly lower than 2009 due to the utilization of lower cost basis shares in the ESOP to fund the Company’s matching contributions. At March 31, 2009, almost all of the 24 million common shares in the ESOP had been allocated to plan participants. As a result, we will need to fund most of our future PSIP contributions with cash or treasury shares.
     As previously reported on the PSIP’s Annual Report on Form 11-K for the year ended March 31, 2008, the PSIP is a member of the settlement class in the Consolidated Securities Litigation Action (refer to Financial Note 18, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K). On April 27, 2009, the court issued an order approving the distribution of the settlement funds. At this time, we do not know the date on which the distribution of settlement funds to the PSIP will occur.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     On a segment basis, Distribution Solutions’ operating expenses increased over the past two years primarily due to the $493 million AWP Litigation charge in 2009, business acquisitions (including OTN and McQueary Brothers) and additional costs incurred to support our sales volume growth. Operating expenses as a percentage of revenues increased primarily due to the AWP Litigation charge as well as additional costs incurred to support our sales volume growth. Share-based compensation expense for this segment was $26 million for 2009 and 2008 and $17 million for 2007.
     Technology Solutions segment’s operating expenses decreased in 2009 and increased in 2008. Operating expenses for 2009 benefited from cost containment efforts and a decrease in bad debt expense, partially offset by an increase in net research and development expenses and additional costs for business acquisitions. Operating expenses increased in 2008 primarily reflecting higher employee compensation, an increase in net research and development expenses, additional costs for business acquisitions and higher bad debt expense. Operating expenses as a percentage of revenues for this segment have decreased over the last two years primarily reflecting the segment’s cost containment efforts and a more favorable business mix. Share-based compensation expense for this segment was $40 million, $35 million and $19 million for 2009, 2008 and 2007.
     Corporate expenses increased in 2009 compared with 2008 primarily reflecting an increase in accounts receivable sales facility fees, compensation expense and additional costs incurred to support various initiatives. Corporate expenses decreased in 2008 compared with 2007 primarily reflecting a decrease in legal expenses associated with our Securities Litigation, a decrease in charitable contributions and a decrease in other long-term compensation. Share-based compensation expense for Corporate was $33 million, $30 million and $24 million for 2009, 2008 and 2007.
     Other Income, net:

	Years Ended March 31,
(In millions)	2009	2008	2007

By Segment
Distribution Solutions	$(20)	$35	$39
Technology Solutions	7	11	10
Corporate	25	75	83

Total	$12	$121	$132

     In 2009, other income, net includes a pre-tax impairment charge of $63 million ($60 million after-tax) on two equity-held investments (as further described below) and a pre-tax gain of $24 million ($14 million after-tax) from the sale of our 42% equity interest in Verispan, L.L.C. (“Verispan,”) a data analytics company. The impairment charge and the gain on sale of our investment were both recorded within our Distribution Solutions segment. Excluding these items, other income, net decreased over the last two years primarily due to a decrease in interest income due to lower cash balances and interest rates. Interest income, which is primarily recorded in Corporate expenses, was $31 million, $89 million and $103 million in 2009, 2008 and 2007.
     We evaluate our investments for impairment when events or changes in circumstances indicate that the carrying values of such investment may have experienced an other than temporary decline in value. During the fourth quarter of 2009, we determined that the fair value of our interest in Parata was lower than its carrying value and that such impairment was other than temporary. Fair value was determined using a discounted cash flow analysis based on estimated future results and market capitalization rates. We determined the impairment was other than temporary based on our assessment of all relevant factors including a deterioration in the investee’s financial condition and weak market conditions. As a result, we recorded a pre-tax impairment of $58 million ($55 million after-tax) on this investment which is recorded within other income, net in the consolidated statements of operations. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     In 2009, we also recorded a pre-tax impairment of $5 million ($5 million after-tax) on another equity-held investment within our Distribution Solutions segment.
     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,
(Dollars in millions)	2009	2008	2007

Segment Operating Profit
Distribution Solutions (1)	$1,158	$1,483	$1,395
Technology Solutions	334	319	206

Subtotal	1,492	1,802	1,601
Corporate Expenses, net	(284)	(208)	(211)
Securities Litigation credits, net	—	5	6
Interest Expense	(144)	(142)	(99)

Income from Continuing Operations Before Income Taxes	$1,064	$1,457	$1,297

Segment Operating Profit Margin
Distribution Solutions	1.12%	1.50%	1.54%
Technology Solutions	10.90	10.69	9.20

(1)	Operating profit for 2009 for our Distribution Solutions segment includes the $493 million pre-tax AWP Litigation charge, $63 million of pre-tax charges to write-down two equity-held investments and a $24 million pre-tax gain on the sale of our equity investment in Verispan.
     Segment operating profit includes gross profit, net of operating expenses, and other income for our two operating segments.
     In 2009, operating profit margin in our Distribution Solutions segment decreased compared with 2008 primarily reflecting an increase in operating expenses as a percentage of revenues and a decrease in other income, partially offset by a higher gross profit margin. Operating profit in 2009 included the $493 million AWP Litigation charge, $63 million of pre-tax charges to write-down two equity-held investments and a $24 million pre-tax gain on the sale of the segment’s 42% equity investment in Verispan. In 2008, operating profit margin in our Distribution Solutions segment decreased slightly compared with 2007 primarily reflecting higher operating expenses as a percentage of revenues, partially offset by an improved gross profit margin.
     Operating profit margin in our Technology Solutions segment increased over the last two years primarily due to a decrease in operating expenses as a percentage of revenues, partially offset by a decrease in gross profit margin. Operating profit margin for this segment has benefited from cost containment efforts.
     Corporate expenses, net of other income, increased in 2009 compared with 2008 primarily due to a decrease in interest income and an increase in operating expenses. Corporate expenses, net of other income, decreased in 2008 compared with 2007 primarily due to a decrease in operating expenses, partially offset by a decrease in interest income.
     Securities Litigation Credits, Net: In 2008 and 2007, we recorded net credits of $5 million and $6 million relating to various settlements for our Securities Litigation. Recent developments pertaining to our Securities Litigation are described in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Interest Expense: Interest expense increased slightly in 2009 and 43% to $142 million in 2008. Interest expense for 2009 reflects the repayment of $150 million of long-term debt during the fourth quarter of 2008 and the issuance of $700 million of long-term debt during the fourth quarter of 2009. Interest expense in 2008 reflects additional expense associated with the issuance of $1.0 billion of long-term debt in the fourth quarter of 2007 as part of our $1.8 billion acquisition of Per-Se. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing activities.
     Income Taxes: Our reported tax rates were 22.7%, 32.1% and 25.4% in 2009, 2008 and 2007. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     In 2009, we recorded a $182 million income tax benefit for the AWP Litigation accrual. The tax benefit could change in the future depending on the resolution of the pending and expected claims.
     In 2009, income tax expense included $111 million of net income tax benefits for discrete items, which primarily consists of the recognition of previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items is primarily due to the lapsing of the statutes of limitations. Of the $111 million of net tax benefits, $87 million represents a non-cash benefit to McKesson. In addition, included within these discrete items is an income tax benefit of $3 million pertaining to our $63 million pre-tax impairment of two equity-held investments. The income tax benefit on the impairment is net of a valuation allowance of $22 million.
     In June 2008, the U.S. Internal Revenue Service (“IRS”) began its examination of fiscal years 2003 through 2006. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“Stabilization Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Stabilization Act extends the federal research and development credit to December 31, 2009. In 2009, we recorded a benefit to our income tax provision as a result of these research and development credits. In Canada, we received an assessment from the Canada Revenue Agency (“CRA”) for a total of $19 million related to transfer pricing for 2004. We plan to appeal the assessment. We believe we have adequately provided for any potential adverse results for 2004 and future years. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.
     In 2008, the IRS completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”), which was approved by the Joint Committee on Taxation during the third quarter of 2008. The IRS and the Company have agreed to certain adjustments, primarily related to transfer pricing and income tax credits. As a result of the approved RAR, we recognized approximately $25 million of net federal and state income tax benefits. In Canada, we received an assessment from the CRA for a total of $9 million related to transfer pricing for 2003. We have filed an appeal with the Tax Court of Canada. We believe we have adequately provided for any potential adverse results for 2003. During 2008, we also favorably concluded various foreign examinations, which resulted in the recognition of approximately $4 million of income tax benefits. Income tax expense for 2008 was also impacted by a non-tax deductible $13 million increase in a legal reserve.
     In 2007, we recorded a credit to current income tax expense of $83 million which primarily pertained to our receipt of a private letter ruling from the IRS holding that our payment of approximately $960 million to settle our Consolidated Securities Litigation Action is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Securities Litigation Action and related litigation. In 2007, we also recorded $24 million in income tax benefits arising primarily from settlements and adjustments with various taxing authorities and research and development investment tax credits from our Canadian operations.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Discontinued Operations:
     Results from discontinued operations were as follows:

	Years Ended March 31, (1)
(In millions)	2008	2007

Income (loss) from discontinued operations
Acute Care	$1	$(9)
Other	1	—
Income taxes	(1)	4

Total	$1	$5

Loss on sales of discontinued operations
Acute Care	$—	$(49)
Other	—	10
Income taxes	—	(11)

Total	$—	$(50)

Discontinued operations, net of taxes
Acute Care	$1	$(66)
Other	—	11

Total	$1	$(55)

(1)	No charges for discontinued operations were incurred during 2009.
     In 2007, we sold our Distribution Solutions segment’s Medical-Surgical Acute Care business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million. Revenues associated with the Acute Care business prior to its disposition were $597 million for 2007.
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
     In connection with the divestiture, we allocated a portion of our Distribution Solutions segment’s Medical-Surgical Distribution business’ goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
     Net Income: Net income was $823 million, $990 million and $913 million in 2009, 2008 and 2007 and diluted earnings per share was $2.95, $3.32 and $2.99. The net income and diluted earnings per share for 2009 included a pre-tax charge of $493 million ($311 million after-tax) for the AWP Litigation as discussed in further detail under the caption “Operating Expenses” in this financial review.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share was calculated based on a weighted average number of shares outstanding of 279 million, 298 million and 305 million for 2009, 2008 and 2007. The decrease in the number of weighted average diluted shares outstanding over the past two years primarily reflects a decrease in the number of common shares outstanding as a result of stock repurchased, partially offset by exercised stock options.
International Operations
     International operations accounted for 7.9%, 8.2% and 7.5% of 2009, 2008 and 2007 consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 22, “Segments of Business,” to the accompanying consolidated financial statements.
Acquisitions and Investment

In 2009, we made the following acquisition:

–	On May 21, 2008, we acquired McQueary Brothers of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $126 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $61 million representing a customer relationship with a useful life of 7 years, a trade name of $2 million with a useful life of less than one year and a not-to-compete agreement of $4 million with a useful life of 4 years. Financial results for McQueary Brothers have been included within our Distribution Solutions segment since the date of acquisition.

In 2008, we made the following acquisition:

–	On October 29, 2007, we acquired all of the outstanding shares of OTN of San Francisco, California for approximately $519 million, including the assumption of debt and net of $31 million of cash and cash equivalents acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Financial results for OTN are included within our Distribution Solutions segment since the date of acquisition. Approximately $240 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $115 million representing customer relationships with a weighted-average life of 9 years, developed technology of $3 million with a weighted-average life of 4 years and trademarks and trade names of $10 million with a weighted-average life of 5 years.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

In 2007, we made the following acquisitions and investment:

–	On January 26, 2007, we acquired all of the outstanding shares of Per-Se of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. The acquisition of Per-Se is consistent with the Company’s strategy of providing products that help solve clinical, financial and business processes within the healthcare industry. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility (refer to Financial Note 12, “Long-Term Debt and Other Financing” to the accompanying consolidated financial statements). Financial results for Per-Se are primarily included within our Technology Solutions segment.

Approximately $1,258 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $402 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years and trademark and trade names of $13 million with a weighted-average life of 5 years.

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

–	Our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients and the other a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

–	Our Distribution Solutions segment acquired Sterling Medical Services, LLC (“Sterling,”) which is based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

–	We contributed $36 million in cash and $45 million in net assets primarily from our Pharmacy Systems and Automation business to Parata, in exchange for a significant minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     During the last three years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is not generally expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Note 2, “Acquisitions and Investment,” to the accompanying consolidated financial statements for further discussions regarding our acquisitions and investing activities.
2010 Outlook
     Information regarding the Company’s 2010 outlook is contained in our Form 8-K dated May 4, 2009. This Form 8-K should be read in conjunction with the sections “Factors Affecting Forward-looking Statements” and “Additional Factors That May Affect Future Results” included in this Financial Review.
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
     Allowance for Doubtful Accounts: We provide short-term credit and other customer financing arrangements to customers who purchase our products and services. Other customer financing primarily relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories. We also provide financing to certain customers related to the purchase of pharmacies, which serve as collateral for the loans. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
     In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. At March 31, 2009, revenues and accounts receivable from our ten largest customers accounted for approximately 52% of consolidated revenues and approximately 49% of accounts receivable. At March 31, 2009, revenues and accounts receivable from our two largest customers, CVS Caremark Corporation (“Caremark”) and Rite Aid Corporation (“Rite Aid”), represented approximately 14% and 12% of total consolidated revenues and 14% and 10% of accounts receivable. As a result, our sales and credit concentration is significant. Any defaults in payment or a material reduction in purchases from this or any other large customer could have a significant negative impact on our financial condition, results of operations and liquidity.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2009 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant future increase in our allowance for doubtful accounts as a percentage of net revenue.
     At March 31, 2009, trade and notes receivables were $7,029 million prior to allowances of $152 million. In 2009, 2008 and 2007 our provision for bad debts was $29 million, $41 million and $24 million. At March 31, 2009 and 2008, the allowance as a percentage of trade and notes receivables was 2.2% and 2.5%. An increase or decrease of 0.1% in the 2009 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision on receivables of approximately $7 million. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.
     Inventories: We state inventories at the lower of cost or market (“LCM.”) Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined on the last-in, first-out (“LIFO”) method and Canadian inventories are stated using the first-in, first-out (“FIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost determined by the standard cost method. Rebates, fees, cash discounts, allowances, chargebacks and other incentives received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $8.5 billion and $9.0 billion at March 31, 2009 and 2008.
     The LIFO method was used to value approximately 88% of our inventories at March 31, 2009 and 2008. At March 31, 2009 and 2008, our LIFO reserves, net of LCM adjustments (discussed below), were $85 million and $77 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2009, 2008 and 2007, we recognized net LIFO expense of $8 million and net LIFO credits of $14 million and $64 million within our consolidated statements of operations. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceutical products, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the impact of price declines and shifts towards generic pharmaceutical products exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory. In 2009, our $8 million net LIFO expense related to our non-pharmaceutical products.
     We believe that the FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or inventory as valued under FIFO. Primarily due to continued deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $107 million and $43 million higher than FIFO as of March 31, 2009 and 2008. As a result, in 2009 and 2008, we recorded LCM charges of $64 million and $43 million within our consolidated statements of operations to adjust our LIFO inventories to market. As deflation in generic pharmaceuticals continues, we anticipate that LIFO credits from our pharmaceutical products will be fully offset by LCM reserves.
     In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We provide reserves for excess and obsolete inventory, if indicated as a result of these reviews. These factors could make our estimates of inventory valuation differ from actual results.

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
     There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Refer to Financial Note 2, “Acquisitions and Investment,” to the accompanying consolidated financial statements for additional information regarding our acquisitions.
     Goodwill: As a result of acquiring businesses, we have $3,528 million and $3,345 million of goodwill at March 31, 2009 and 2008. We maintain goodwill assets on our books unless the assets are deemed to be impaired. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
     Impairment testing is conducted at the reporting unit level, which is generally defined as a component — one level below our Distribution Solutions and Technology Solutions operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that unit. Components that have essentially similar operations, products, services and customers are aggregated as a single reporting unit. Management judgment is involved in determining which components may be combined and changes in these combinations could affect the outcome of the testing.
     Impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the reporting units. If carrying value exceeds fair value, a second step would be performed to calculate the amount of impairment, which would be recorded as a charge in the consolidated statements of operations. Fair values can be determined using market, income or cost approaches. To estimate the fair value of a business using the market approach, we compare the business to similar businesses or guideline companies whose securities are actively traded in public markets or the income approach, where we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.
     Some of the more significant estimates and assumptions inherent in the goodwill impairment estimation process using the market approach include the selection of appropriate guideline companies, the determination of market value multiples for the guideline companies, the subsequent selection of an appropriate market value multiple for the business based on a comparison of the business to the guideline companies, the determination of applicable premiums and discounts based on any differences in marketability between the business and the guideline companies, projected earnings and revenues for the business and when considering the income approach, include the required rate of return used in the discounted cash flow method, which reflects capital market conditions and the specific risks associated with the business. Other estimates inherent in the income approach include long-term growth rates and cash flow forecasts for the business.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. The judgments made in determining an estimate of fair value can materially impact our results of operations. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
     In 2009 and 2008, we concluded that there was no impairment of our goodwill. In September 2006, we sold our Distribution Solutions segment’s Acute Care medical-surgical supply business and allocated $79 million of the segment’s goodwill to the divested business. The allocation was based on the relative fair values of the Acute Care business and continuing businesses that were retained by the Company.
     Supplier Incentives: We receive fees for service and other incentives from our suppliers, such as volume-related rebates and cash discounts, relating to the purchase or distribution of inventory. We consider these fees and other incentives to represent product discounts and as a result, the amounts are recorded as a reduction of product cost and are recognized through cost of goods sold upon the sale of the related inventory.
     Supplier Reserves: We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them from us. These reserve estimates are established based on our best judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us including the vendor’s financial condition. We evaluate amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2009 and 2008, supplier reserves were $113 million and $82 million. All of the supplier reserves at March 31, 2009 and 2008 pertain to our Distribution Solutions segment. A hypothetical 0.1% percentage increase or decrease in the supplier reserve as a percentage of trade payables would have resulted in an increase or decrease in the cost of sales of approximately $11 million in 2009. The ultimate outcome of any amounts due from our suppliers may be different from our estimate.
     Income Taxes: Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties under Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” We review our tax positions at the end of each quarter and adjust the balances as new information becomes available.
     Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets of $1,572 million and $1,290 million at March 31, 2009 and 2008 and deferred tax liabilities of $1,889 million and $1,555 million. Deferred tax assets primarily consist of net loss carryforwards and timing differences on our compensation and benefit related accruals as well as on our AWP Litigation accrual. Deferred tax liabilities primarily consist of basis differences for inventory valuation (including inventory valued at LIFO) and other assets. We established valuation allowances of $125 million and $27 million, against certain deferred tax assets, which primarily relates to federal, state and foreign loss carryforwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, including those laws pertaining to LIFO, our cash flows could be materially impacted. Management is currently not aware of any such changes that could have a material effect on the Company’s results of operations, cash flows or financial position.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $11 million, or $0.04 per diluted share, for 2009.
     Share-Based Payment: Our compensation programs include share-based payments. We account for all share-based payment transactions using a fair-value based measurement method. The share-based compensation expense is recognized, for the portion of the awards that is ultimately expected to vest, on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For awards with performance conditions and multiple vest dates, we recognize the expense on a graded vesting basis. For awards with performance conditions and a single vest date, we recognize the expense on a straight-line basis. We utilize the “short-cut” method for calculating the tax effects of share-based compensation.
     We estimate the grant-date fair value of employee stock options using the Black-Scholes option-pricing model. We believe that it is difficult to accurately measure the value of an employee stock option. Our estimates of employee stock option values rely on estimates of factors we input into the model. The key factors involve an estimate of future uncertain events. The key factors influencing the estimation process, among others, are the expected life of the option, the expected stock price volatility factor and the expected dividend yield. In determining the expected life of the option, we primarily use historical experience as our best estimate of future exercise patterns. We use a combination of historical and implied market volatility to determine the expected stock price volatility factor. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with employee stock option valuation considerations. Once the fair values of employee stock options are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from actual.
     In addition, we develop an estimate of the number of share-based awards which will ultimately vest primarily based on historical experience. Changes in the estimated forfeiture rate can have a material effect on share-based compensation expense. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. We re-assess the estimated forfeiture rate established upon grant periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be materially higher or lower than our current estimates.
     Our assessments of estimated share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior, timing, number and types of annual share-based awards and the attainment of performance goals. As a result, the future share-based compensation expense may differ from the Company’s historical amounts. In 2009, 2008 and 2007, share-based compensation expense was $0.23, $0.20 and $0.13 per diluted share.
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
     Net cash flow from operating activities was $1,351 million in 2009, compared with $869 million in 2008 and $1,539 million in 2007. Operating activities for 2009 include a non-cash charge of $493 million and the related income tax benefit of $182 million for the AWP Litigation. Operating activities for 2009 reflect an increase in receivables primarily associated with our revenue growth as well as longer payment terms for customers and improvement in our net financial inventory (inventory, net of accounts payable). Cash flows from operations can also be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.
     Operating activities for 2008 were affected by a use of cash of $962 million due to the release of restricted cash for our Consolidated Securities Litigation Action. In addition, operating activities in 2008 reflect changes in our working capital accounts due to revenue growth.
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
     Net cash used in investing activities was $727 million in 2009, compared with $5 million in 2008 and $2,108 million in 2007. Investing activities for 2009 include $358 million of cash payments for business acquisitions, including the McQueary Brothers acquisition for approximately $190 million. Investing activities for 2008 benefited from the $962 million release of restricted cash for our Consolidated Securities Litigation Action. Investing activities include $610 million in 2008 of cash paid for business acquisitions, including OTN. Investing activities for 2007 reflect $1,938 million of cash paid for our business acquisitions (including $1.8 billion for Per-Se). Investing activities for 2007 also reflect $179 million of cash proceeds from the sale of various businesses, including net cash proceeds of $160 million for the sale of our Acute Care business.
     Financing activities provided cash of $178 million in 2009, utilized cash of $1,470 million in 2008 and provided cash of $379 million in 2007. Financing activities for 2009 include our February 2009 issuance of $350 million of 6.50% notes due 2014 and $350 million of 7.50% notes due 2019. Net proceeds of $699 million from the issuance of the notes, after offering expenses, will be used by the Company for general corporate purposes. Financing activities for 2009 were also impacted by $502 million of cash paid for share repurchases, $116 million of dividends paid and $97 million of cash receipts from employees’ exercises of stock options.
     Financing activities for 2008 include $1.7 billion of cash paid for stock repurchases and $70 million of dividends paid, partially offset by $354 million of cash receipts from common stock issuances.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Financing activities for 2007 include our March 2007 issuance of $500 million of 5.25% notes due 2013 and $500 million of 5.70% notes due 2017. Net proceeds of $997 million from the issuance of the notes, after offering expenses, were used, together with cash on hand, to repay $1.0 billion of short-term borrowings then outstanding under the interim facility we entered into in connection with the acquisition of Per-Se. Financing activities for 2007 also include $1.0 billion of cash paid for stock repurchases and $72 million of dividends paid, partially offset by $399 million of cash receipts from common stock issuances.
     The Company’s Board of Directors (the “Board”) has authorized the repurchase of McKesson’s common stock from time to time in open market or private transactions, which is described in more detail in Financial Note 19, “Stockholders’ Equity,” to the accompanying consolidated financial statements. During 2009, 2008 and 2007, the Company repurchased $484 million, $1,686 million and $1,001 million of its common stock at average prices of $50.52, $59.48 and $51.46. As of March 31, 2009, $830 million remained available for future repurchases under the outstanding April 2008 Board approved share repurchase plan.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time to time pursuant to its stock repurchase program. During the second quarter of 2009, all of the 4 million repurchased shares, which we purchased for $204 million, were formally retired by the Company. The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $165 million was recorded as a decrease to retained earnings.
     In April 2008, the Board approved a change in the Company’s dividend policy by increasing the amount of the Company’s quarterly dividend from six cents to twelve cents per share, applicable to ensuing quarterly dividend declarations until further action by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
     Although we believe that our operating cash flow, financial assets, current access to capital and credit markets, as evidenced by our most recent debt issuance in February 2009, including our existing credit and sales facilities, will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.
     Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2009	2008	2007

Cash and cash equivalents	$2,109	$1,362	$1,954
Working capital	3,065	2,438	2,730
Debt, net of cash and cash equivalents	403	435	4
Debt to capital ratio (1)	28.9%	22.7%	23.8%
Net debt to net capital employed (2)	6.1%	6.6%	0.1%
Return on stockholders’ equity (3)	13.2%	15.6%	15.2%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income, divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Our cash and equivalents balance as of March 31, 2009 included approximately $900 million of cash held by our subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax. We may temporarily access cash held by foreign subsidiaries without subjecting us to U.S. federal, state and local income tax through intercompany loans. A notice issued by the IRS in January 2009 announced that the Treasury Department will, for a temporary period, extend the permitted duration of such intercompany loans that qualify for suspended deemed dividend treatment under Section 956 of the Internal Revenue Code of 1986, as amended. Pursuant to the IRS notice, such intercompany loans from foreign subsidiaries to the U.S. parent must be less than 60 days in duration and borrowing activities cannot exceed 180 cumulative days during the year. At March 31, 2009, there were no intercompany loans outstanding. The position set forth in the notice will apply for the Company until March 31, 2011.
     Working capital primarily includes cash and cash equivalents, receivables, inventories, net of drafts and accounts payable and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and new customer build-up requirements.
     Consolidated working capital increased at March 31, 2009 compared with March 31, 2008 primarily due to increases in cash and cash equivalents and accounts receivable, partially offset by our $493 million AWP Litigation accrual and a higher current portion of long-term debt. Consolidated working capital decreased at March 31, 2008 compared with March 31, 2007 primarily due to a decrease in cash and cash equivalents, a decrease in net financial inventory (inventory, net of drafts and accounts payable) and an increase in other accrued liabilities. These decreases in working capital were partially offset by an increase in account receivables and the one-time benefit associated with a $420 million reclassification of short-term tax liabilities to long-term liabilities as a result of our implementation of FIN No. 48.
     Our ratio of net debt to net capital employed decreased at March 31, 2009 compared with March 31, 2008 primarily reflecting an increase in cash and cash equivalents, partially offset by our issuance of $700 million of long-term debt. This ratio increased at March 31, 2008 compared with March 31, 2007 primarily reflecting a decrease in cash and cash equivalents.
     The Company has paid quarterly cash dividends at the rate of $0.06 per share on its common stock since the fourth quarter of 1999. A dividend of $0.06 per share was declared by the Board on January 23, 2008 and was paid on April 1, 2008 to stockholders of record at the close of business on March 3, 2008. In April 2008, the Board approved a change in the Company’s dividend policy by increasing the amount of the Company’s quarterly dividend from six cents to twelve cents per share, applicable to ensuing quarterly dividend declarations until further action by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2009, 2008 and 2007, we paid total cash dividends of $116 million, $70 million and $72 million.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Contractual Obligations:
     The table below presents our significant financial obligations and commitments at March 31, 2009:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5

On balance sheet
Long-term debt (1)	$2,509	$219	$419	$848	$1,023
Interest on borrowings (2)	1,052	166	293	205	388
Other (3)	683	379	55	44	205
Off balance sheet
Purchase obligations (4)	3,574	3,353	110	82	29
Customer guarantees (5)	114	51	24	1	38
Operating lease obligations (6)	427	105	162	81	79

Total	$8,359	$4,273	$1,063	$1,261	$1,762

(1)	Represents maturities of the Company’s long-term obligations including capital lease obligations. See Financial Note 12, “Long-Term Debt and Other Financing,” for further information.

(2)	Primarily represents interest that will be due in the future on our fixed rate long-term debt obligations.

(3)	Primarily includes our AWP Litigation accrual and our estimated payments for pension and postretirement plans.

(4)	A purchase obligation is defined as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases, capital commitments and service agreements.

(5)	Represents primarily agreements with certain of our customers’ financial institutions (primarily for our Canadian business) under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. The inventory repurchase agreements mostly range from one to two years. Customer guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our other customer guarantees are secured by certain assets of the customer. At March 31, 2009, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $102 million and $10 million. We consider it unlikely that we would make significant payments under these guarantees and accordingly, no amounts had been accrued at March 31, 2009. Refer to Financial Note 17, “Financial Guarantees and Warranties,” for further information.

(6)	Represents minimum rental payments and the related future interest payments for operating leases. See Financial Note 16, “Lease Obligations,” for further information.
     At March 31, 2009, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $526 million pursuant to FIN No. 48, “Accounting for Uncertainty in Income Taxes.” This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated FIN No. 48 liability has been excluded from the contractual obligations table.
     In addition, our banks and insurance companies have issued $115 million of standby letters of credit and surety bonds on our behalf mostly in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
     Credit Resources:
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable sales facility, short-term borrowings under the revolving credit facility and commercial paper.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Accounts Receivable Sales Facility:
     In June 2008, we renewed our accounts receivable sales facility under substantially similar terms to those previously in place, except that we increased the committed balance from $700 million to $1.0 billion. The renewed facility expires in June 2009. We anticipate renewing this facility before its expiration. Through this facility, McKesson Corporation sells certain U.S. Pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose corporations administered by financial institutions.
     Sales of undivided interests in the receivables by the SPE to the Conduits are accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying consolidated balance sheets. Receivables sold and receivables retained by the Company are carried at face value, which due to the short-term nature of our accounts receivable and terms of the facility, approximates fair value. McKesson receives cash in the amount of the face value for the receivables sold. No gain or loss is recorded upon sale as fee charges from the Conduits are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the Conduits are accrued at the end of each month. Should we default under the accounts receivable sales facility, the Conduits are entitled to receive only collections on receivables owned by the SPE.
     Information regarding our outstanding balances related to our interests in accounts receivable sold or qualifying receivables retained is as follows:

	March 31,	March 31,
(In millions)	2009	2008

Receivables sold outstanding (1)	$—	$—
Receivables retained, net of allowance for doubtful accounts	4,814	4,251

(1)	Deducted from receivables, net in the consolidated balance sheets.
     The following table summarizes the activity related to our interests in accounts receivable sold:

	Years Ended March 31,
(In millions)	2009	2008	2007

Proceeds from accounts receivable sales	$5,780	$1,075	$—
Fees and charges (1) (2)	10	2	—

(1)	Recorded in operating expenses in the consolidated statements of operations.

(2)	Fee charges related to the sale of receivables to the Conduits for the year ended March 31, 2007 were not material.
     The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of March 31, 2009 and 2008.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Revolving Credit Facility
     We have a $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. Total borrowings under this facility were $279 million for 2009. There were no borrowings for 2008. As of March 31, 2009 and 2008, there were no amounts outstanding under this facility.
     In January 2007, we entered into a $1.8 billion interim credit facility. The interim credit facility was a single-draw 364-day unsecured facility with terms substantially similar to those contained in the Company’s existing revolving credit facility. We utilized $1.0 billion of this facility to fund a portion of our purchase of Per-Se.
Commercial Paper
     We issued and repaid approximately $3.3 billion and $260 million in commercial paper during 2009 and 2008. There were no commercial paper issuances outstanding at March 31, 2009 and 2008.
     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently BBB+, BBB+ and Baa3, and our commercial paper ratings are currently A-2, F-2 and P-3. Our ratings outlook is positive with S&P and stable with Fitch and Moody’s. Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. At March 31, 2009, this ratio was 28.9% and we were in compliance with all other covenants. A reduction in our credit ratings or the lack of compliance with our covenants could result in a negative impact on our ability to finance our operations.
     Funds necessary for the resolution of future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.
MARKET RISKS
     Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 bp in 2009, interest expense would not have been materially different from that reported.
     Our cash and cash equivalent balances earn interest at variable rates. Given recent declines in interest rates, our interest income may be negatively impacted. If the underlying weighted average interest rate on our cash and cash equivalent balances changed by 50 bp in 2009, interest income would have increased or decreased by approximately $7 million.
     As of March 31, 2009 and 2008, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $2,545 million and $1,861 million. Fair value was estimated on the basis of quoted market prices, although trading in these debt securities is limited and may not reflect fair value. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.
     Foreign exchange risk: We derive revenues and earnings from Canada, the United Kingdom, Ireland, other European countries, Israel, Asia Pacific and Mexico, which expose us to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency investments and loans. As of March 31, 2009, an adverse 10% change in quoted foreign currency exchange rates would not have had a material impact on our net fair value of financial instruments that have exposure to foreign currency risk.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
RELATED PARTY BALANCES AND TRANSACTIONS
     Information regarding our related party balances and transactions is included in “Critical Accounting Policies and Estimates” appearing within this Financial Review and Financial Note 20, “Related Party Balances and Transactions,” to the accompanying consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
     New accounting pronouncements that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying consolidated financial statements.
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Additional Factors That May Affect Future Results.” The reader should not consider this list to be a complete statement of all risks and uncertainties.
     These and other risks and uncertainties are described herein and in other information contained in our publicly available Securities and Exchange Commission (“SEC”) filings and press releases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
We are subject to legal proceedings that could have a material adverse impact on our financial position and results of operations.
     From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings involving antitrust, commercial, employment, environmental, intellectual property, regulatory, tort and other various claims. All such legal proceedings are inherently unpredictable and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary damages. Future court decisions and legislative activity may increase the Company’s exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. For some complaints filed against the Company, we are currently unable to estimate the remaining amount of possible losses that might be incurred should these legal proceedings be resolved against the Company.
     The outcome of litigation and other legal matters is always uncertain and outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or any combination of more than one legal matter could result in a material adverse impact on our financial position or results of operations. For example, we are involved in a number of legal proceedings described in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements which could have such an impact, including class actions and other legal proceedings alleging that we engaged in illegal conduct that caused average wholesale prices to rise for certain prescription drugs during specified periods.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Litigation is costly, time-consuming and disruptive to normal business operations. The defense of these matters could also result in continued diversion of our management’s time and attention away from business operations, which could also harm our business. Even if these matters are not resolved against us, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation. For additional information regarding certain of the legal proceedings in which we are involved, see Financial Note 18, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements.
Changes in the United States healthcare environment could have a material negative impact on our revenues and net income.
     Our products and services are primarily intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors and the development of large, sophisticated purchasing groups.
     We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the privacy of patient information or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services.
     Changes in the healthcare industry’s or our pharmaceutical suppliers’ pricing, selling, inventory, distribution or supply policies or practices, or changes in our customer mix could also significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes could have an adverse impact on our results of operations, while not affecting some of our competitors who offer a narrower range of products and services.
     The majority of our U.S. pharmaceutical distribution business’ agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide; however, failure to successfully renew these contracts in a timely and favorable manner could have an adverse impact on our results of operations.
     Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our financial results have improved from our generic drug offering programs. An increase or a decrease in the availability or changes in pricing or reimbursement of these generic drugs could have an adverse impact on our results of operations.
     “At-Risk” Launches: Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution to its legal challenge over the branded product’s patent. To the extent we source and distribute such generic products launched “at risk,” the brand-name company could assert infringement claims against us. While we generally obtain indemnification against such claims from generic manufacturers as a condition of distributing their products, there can be no assurances that these rights will be adequate or sufficient to protect us.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     International Sourcing: We may experience difficulties and delays inherent in sourcing products and contract manufacturing from foreign countries, including, but not limited to, (1) difficulties in complying with the requirements of applicable federal, state and local governmental authorities in the United States and of foreign regulatory authorities, (2) inability to increase production capacity commensurate with demand or the failure to predict market demand and (3) other manufacturing or distribution problems including changes in types of products produced, limits to manufacturing capacity due to regulatory requirements or physical limitations that could impact continuous supply. Manufacturing difficulties could result in manufacturing shutdowns, product shortages and delays in product manufacturing.
     Pedigree Tracking: There have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system (“pedigree tracking”). Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using radio frequency tagging and electronic pedigrees, which will be effective for us in July 2016. Final regulations under the federal Prescription Drug Marketing Act requiring pedigree and chain of custody tracking in certain circumstances became effective December 1, 2006. This latter regulation has been challenged in a case brought by secondary distributors. A preliminary injunction was issued by the United States District Court for the Eastern District of New York that temporarily enjoined implementation of this regulation. This injunction was affirmed by the Court of Appeals for the Second Circuit in July 2008. These pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business and could have an adverse impact on our results of operations. In addition, the U.S. Federal Drug Administration (“FDA”) Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as Radio Frequency Identification Devices and other technologies. The FDA must develop a standardized numerical identifier by April 1, 2010.
     Healthcare Fraud: We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Furthermore, our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse, which among other things (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs, (2) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs and (3) prohibit the knowing submission of a false or fraudulent claim for payment to a federal health care program (e.g., Medicare and Medicaid). Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Claims Transmissions: Medical billing and collection activities are governed by numerous federal and state civil and criminal laws that pertain to companies that provide billing and collection services or that provide consulting services in connection with billing and collection activities. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payors may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have an adverse impact on our results of operations.
     E-Prescribing: The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by federal and state law. States have differing prescription format requirements, which we have programmed into our software. In addition, in November 2005, the U.S. Department of Health and Human Services (the “HHS”) announced regulations by the Centers for Medicare and Medicaid Services (“CMS”) related to “E-Prescribing and the Prescription Drug Program” (“E-Prescribing Regulations”). These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The E-Prescribing Regulations set forth standards for the transmission of electronic prescriptions. These standards are detailed and significant and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility, benefits inquiries, drug formulary and benefit coverage information. Our efforts to provide solutions that enable our clients to comply with these regulations could be time consuming and expensive.
     Reimbursements: Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. For example, the Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. On December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction prohibiting use of the AMP calculation in connection with Medicaid reimbursement pending resolution of a lawsuit claiming that CMS had acted unlawfully in adopting the rule. On July 15, 2008, the U.S. Congress enacted the Medicaid Improvements for Patients and Providers Acts of 2008 (“MIPPA,”) which delays the adoption of CMS’s final rule and prevents CMS from publishing AMP data until October 1, 2009. We expect that the use of an AMP benchmark would result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which could indirectly impact the prices that we can charge our customers for generic pharmaceuticals and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA would not have an adverse impact on our business.
     Interoperability Standards: There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This need for interoperability is leading to the development of standards by various groups. The Certification Commission for Healthcare Information Technology (“CCHIT”) has developed a set of criteria defining levels of interoperability, functionality and security for the industry, which are still being modified and refined. Various federal, state and foreign government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, the recently enacted American Recovery and Reinvestment Act of 2009 requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government, but the certification standards have not yet been established. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software and systems to be in compliance with these varying and evolving standards. In addition, delays in promulgating these standards may result in postponement or cancellation of our customers’ decisions to purchase our products.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Healthcare Industry Consolidation: In recent years, the pharmaceutical suppliers have been subject to increasing consolidation. As a result, a small number of very large companies control a significant share of the market. Accordingly, we depend on fewer suppliers for our products and we are less able to negotiate price terms with the suppliers. Many healthcare organizations have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our products and services. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems and acquisition of our clients could erode our revenue base.
     Healthcare Reform Legislation: In addition to many of the targeted environmental and policy issues outlined above, the national debate on whether and how to expand coverage to the uninsured, to improve the quality of care and to reduce health costs and healthcare inflation will, if enacted in whole or in part, impose major changes to the marketplace, some of which may impact either our results of operations or the manner in which we operate our business.
Competition may erode our profit.
     In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segment) which may from time to time decide to develop, for their own internal needs, supply management capabilities which would otherwise be provided by the segment. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in this segment.
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
     Certain of our U.S. pharmaceutical distribution business’ agreements entered into with branded pharmaceutical manufacturers are partially inflation-based. A slowing in the frequency or rate of branded price increases could have an adverse impact on our results of operations. In addition, we also distribute generic pharmaceuticals, which are subject to price deflation. An acceleration of the frequency or size of generic price decreases could also have an adverse impact on our results of operations.
Substantial defaults in payment, a material reduction in purchases or the loss of a large customer could have an adverse impact on our financial condition, results of operations and liquidity.
     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During the year ended March 31, 2009, sales to our ten largest customers accounted for approximately 52% of our total consolidated revenues. Sales to our two largest customers, Caremark and Rite Aid, represented approximately 14% and 12% of our 2009 total consolidated revenues. At March 31, 2009, accounts receivable from our ten largest customers were approximately 49% of total accounts receivable. Accounts receivable from Caremark and Rite Aid were approximately 14% and 10% of total accounts receivable. We also have agreements with group purchasing organizations, each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. As a result, our sales and credit concentration is significant. A default in payment, a material reduction in purchases or the loss of a large customer could have an adverse impact on our financial condition, results of operations and liquidity.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     We generally sell product to our customers on credit that is short-term in nature and unsecured. Any adverse change in general economic conditions can adversely reduce sales to our customers, affect consumer buying practices or cause our customers to delay or be unable to pay accounts receivable owed to us, which would reduce our revenue growth and cause a decrease in our profitability and cash flow. Further, interest rate fluctuations and changes in capital market conditions may affect our customers’ ability to obtain credit to finance their business under acceptable terms, which would reduce our revenue growth and cause a decrease in our profitability.
Our Distribution Solutions segment is dependent upon sophisticated information systems. The implementation delay, malfunction or failure of these systems for any extended period of time could adversely affect our business.
     We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to, (1) facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers, (2) receive, process and ship orders on a timely basis, (3) manage the accurate billing and collections for thousands of customers and (4) process payments to suppliers. If these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, we could have an adverse impact on our results of operations.
Reduced capacity in the commercial property insurance market exposes us to potential loss.
     In order to provide prompt and complete service to our major Distribution Solutions segment’s customers, we maintain significant product inventory at certain of our distribution centers. While we seek to maintain property insurance coverage in amounts sufficient for our business, there can be no assurance that our property insurance will be adequate or available on acceptable terms. One or more large casualty losses caused by fire, earthquake or other natural disaster in excess of our coverage limits could have an adverse impact on our results of operations.
We could become subject to liability claims that are not adequately covered by our insurance and may have to pay damages and other expenses which could have an adverse impact on our results of operations.
     Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payor businesses (which include disease management programs and our nurse triage services) and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. If customers assert liability claims against our products and/or services, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability to customers; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. A successful product or professional liability claim not fully covered by our insurance could have an adverse impact on our results of operations.
The failure of our healthcare technology businesses to attract and retain customers due to challenges in software product integration or to keep pace with technological advances may significantly reduce our revenues or increase our expenses.
     Our healthcare technology businesses, the bulk of which resides in our Technology Solutions segment, deliver enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions and pharmacy automation to hospitals, physicians, homecare providers, retail and mail order pharmacies and payors. Challenges in integrating software products could impair our ability to attract and retain customers and could have an adverse impact on our consolidated results of operations and a disproportionate impact on the results of operations of our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the technology products and services offered by our various businesses. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure or render our products obsolete. The success of our technology businesses will depend, in part, on our ability to be responsive to technological developments, legislative initiatives, pricing pressures and changing business models. To remain competitive in the evolving healthcare information systems marketplace, our technology businesses must also develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of our technology businesses to attract and retain customers and thereby could have an adverse impact on our results of operations.
The loss of third party licenses utilized by our technology businesses may adversely impact our operating results.
     We license the rights to use certain technologies from third-party vendors to incorporate in or complement our various healthcare technology products and solutions, which are primarily offered through our Technology Solutions segment. These licenses are generally nonexclusive, must be renewed periodically by mutual consent and may be terminated if we breach the terms of the license. As a result, we may have to discontinue, delay or reduce product shipments until we obtain equivalent technology, which could hurt our business. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.
Proprietary technology protections may not be adequate and products may be found to infringe the rights of third parties.
     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our products do not infringe the proprietary rights of third parties, from time to time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing others’ rights, we may be required to pay substantial damage awards and forced to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing technology. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments or costs of developing replacement technology could have an adverse impact on our results of operations.
System errors or failures of our products to conform to specifications could cause unforeseen liabilities.
     The software and software systems (“systems”) that we sell or operate are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. For example, our Technology Solutions segment’s business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. Failure of a client’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid or assert claims for significant damages.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Various risks could interrupt customers’ access to their data residing in our service center, exposing us to significant costs.
     We provide remote hosting services that involve operating both our software and the software of third-party vendors for our customers. The ability to access the systems and the data that we host and support on demand is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation, (1) power loss and telecommunications failures, (2) fire, flood, hurricane and other natural disasters, (3) software and hardware errors, failures or crashes and (4) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.
Regulation of our distribution businesses and regulation of our computer-related products could impose increased costs, delay the introduction of new products and negatively impact our business.
     The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the Drug Enforcement Administration (the “DEA”), the FDA, various state boards of pharmacy, state health departments, the HHS, CMS and other comparable agencies. Certain of our subsidiaries may be required to register for permits and/or licenses with, and comply with operating and security standards of the DEA, the FDA, HHS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Regulations relating to confidentiality of sensitive personal information and to format and data content standards could depress the demand for our products and impose significant product redesign costs and unforeseen liabilities on us.
     State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. Regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Although our systems have been updated and modified to comply with the current requirements of state laws and the Federal Health Insurance Portability and Accountability Act of 1996, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information or could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have an adverse impact on our business. Furthermore, failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could expose us to breach of contract claims, fines and penalties.
The length of our sales and implementation cycles for our Technology Solutions segment could have an adverse impact on our future operating results.
     Many of the solutions offered by our Technology Solutions segment have long sales and implementation cycles, which could range from a few months to two years or more from initial contact with the customer to completion of implementation. How and when to implement, replace, or expand an information system, or modify or add business processes, are major decisions for healthcare organizations. Many of the solutions we provide typically require significant capital expenditures and time commitments by the customer. Recent legislation that provides incentives to purchase health information systems imposes strict conditions on these incentives, including the requirement that purchased systems must comply with applicable federally-endorsed standards. To the extent these standards are narrowly construed or delayed in publication, our customers may delay or cancel their purchase decisions. Any decision by our customers to delay or cancel implementation could have an adverse impact on our results of operations. Furthermore, delays or failures to meet milestones established in our agreements may result in a breach of contract, termination of the agreement, damages and/or penalties as well as a reduction in our margins or a delay in our ability to recognize revenue.
We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.
     We are required under GAAP to test our goodwill for impairment, annually or more frequently if indicators for potential impairment exist. Indicators that are considered include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates and the loss of a significant customer. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could have an adverse impact on our results of operations. There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Our operating results and our financial condition may be adversely affected by foreign operations.
     We have operations based in foreign countries, including Canada, the United Kingdom, other European countries, Asia Pacific and Israel and we have a large investment in Mexico. In the future, we look to continue to grow our foreign operations both organically and through acquisitions and investments; however, increasing our foreign operations carries additional risks. Operations outside of the United States may be affected by changes in trade protection laws, policies, measures and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software, social, political, labor or economic conditions in a specific country or region; import/export regulations in both the United States and foreign countries and difficulties in staffing and managing foreign operations. Political changes and natural disasters, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. Additionally, foreign operations expose us to foreign currency fluctuations that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar.
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
     An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions involves a number of risks including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired, difficulties in the integration of operations and systems, the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired companies, challenges in retaining the customers of the combined businesses and potential adverse effects on operating results. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
     Our $1.0 billion accounts receivable sales facility is generally renewed annually and will expire in June 2009. We used this facility in 2009 to fund working capital requirements, as needed. We will seek to renew this facility before it expires, although the fees associated with it may be higher than those currently charged due to the condition of the credit markets. Although we believe we will be able to renew this facility, there is no assurance that we will be able to do so.
     Our business could also be negatively impacted if our customers or suppliers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. As a result, customers may modify, delay or cancel plans to purchase or implement our products or services and suppliers may increase their prices, reduce their output or change their terms of sale. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of accounts receivable owed to us and suppliers may restrict credit, impose different payment terms or be unable to make payments due to us for fees, returned products or incentives. Any inability of customers to pay us for our products and services or any demands by suppliers for different payment terms, may adversely affect the Company’s earnings and cash flow.
Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.
     Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse impact on our results of operations and financial condition.

McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2009.
     Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. This audit report appears on page 63 of this Annual Report on Form 10-K.
May 5, 2009

/s/ John H. Hammergren
John H. Hammergren
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of McKesson Corporation:
     We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2009. Our audit also included the supplementary consolidated financial statement schedule (“financial statement schedule”) listed in the Index at Item 15(a). We also have audited the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, on April 1, 2007 and Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on March 31, 2007.
/s/ Deloitte & Touche LLP
San Francisco, California
May 5, 2009

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2009	2008	2007
Revenues	$106,632	$101,703	$92,977
Cost of Sales	101,254	96,694	88,645

Gross Profit	5,378	5,009	4,332

Operating Expenses
Selling	743	744	673
Distribution	943	886	771
Research and development	364	347	284
Administrative	1,639	1,559	1,346
Litigation charge (credits), net	493	(5)	(6)

Total Operating Expenses	4,182	3,531	3,068

Operating Income	1,196	1,478	1,264
Other Income, Net	12	121	132
Interest Expense	(144)	(142)	(99)

Income from Continuing Operations Before Income Taxes	1,064	1,457	1,297
Income Tax Expense	(241)	(468)	(329)

Income from Continuing Operations	823	989	968
Discontinued operations, net	—	1	(5)
Discontinued operations — loss on sales, net	—	—	(50)

Net Income	$823	$990	$913

Earnings Per Common Share
Diluted
Continuing operations	$2.95	$3.32	$3.17
Discontinued operations, net	—	—	(0.02)
Discontinued operations — loss on sales, net	—	—	(0.16)

Total	$2.95	$3.32	$2.99

Basic
Continuing operations	$2.99	$3.40	$3.25
Discontinued operations, net	—	—	(0.02)
Discontinued operations — loss on sales, net	—	—	(0.17)

Total	$2.99	$3.40	$3.06

Weighted Average Shares
Diluted	279	298	305
Basic	275	291	298
See Financial Notes

McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$2,109	$1,362
Receivables, net	7,774	7,213
Inventories, net	8,527	9,000
Prepaid expenses and other	261	211

Total	18,671	17,786

Property, Plant and Equipment, Net	796	775
Capitalized Software Held for Sale, Net	221	199
Goodwill	3,528	3,345
Intangible Assets, Net	661	661
Other Assets	1,390	1,837

Total Assets	$25,267	$24,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$11,739	$12,032
Deferred revenue	1,145	1,210
Current portion of long-term debt	219	2
Other accrued liabilities	2,503	2,104

Total	15,606	15,348

Long-Term Debt	2,290	1,795
Other Noncurrent Liabilities	1,178	1,339

Other Commitments and Contingent Liabilities (Note 18)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: 2009 and 2008 — 800
Shares issued: 2009 — 351, 2008 — 351	4	4
Additional Paid-in Capital	4,417	4,252
Retained Earnings	6,103	5,586
Accumulated Other Comprehensive Income (Loss)	(179)	152
Other	(8)	(13)
Treasury Shares, at Cost, 2009 — 80 and 2008 — 74	(4,144)	(3,860)

Total Stockholders’ Equity	6,193	6,121

Total Liabilities and Stockholders’ Equity	$25,267	$24,603

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2009, 2008 and 2007
(In millions except per share amounts)

						Accumulated
	Common		Additional			Other	ESOP Notes	Treasury			Other
	Stock		Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders’	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income (Loss)	Guarantees	Shares	Amount	Equity	Income
Balances, March 31, 2006	330	$3	$3,238	$(75)	$3,871	$55	$(25)	(26)	$(1,160)	$5,907
Issuance of shares under employee plans	11		399						(2)	397
Share-based compensation			59							59
Tax benefit related to issuance of shares under employee plans			68							68
ESOP note collections							10			10
Notes rescinded				16						16
Translation adjustment						33				33	33
Net income					913					913	913
Repurchase of common stock								(20)	(1,000)	(1,000)
Cash dividends declared, $0.24 per common share					(72)					(72)
Adjustment to initially apply FASB Statement No. 158, net of tax of $37						(63)				(63)
Other			(42)	40		6	1			5	6

Balances, March 31, 2007	341	$3	$3,722	$(19)	$4,712	$31	$(14)	(46)	$(2,162)	$6,273	$952

Issuance of shares under employee plans	10	1	354						(12)	343
Share-based compensation			91							91
Tax benefit related to issuance of shares under employee plans			85							85
ESOP note collections							11			11
Translation adjustment						95				95	95
Unrealized net gain/loss and other components of benefit plans, net of tax of $(13)						26				26	26
Net income					990					990	990
Repurchase of common stock								(28)	(1,686)	(1,686)
Cash dividends declared, $0.24 per common share					(70)					(70)
Adoption of FIN No. 48					(46)					(46)
Other				9						9

Balances, March 31, 2008	351	$4	$4,252	$(10)	$5,586	$152	$(3)	(74)	$(3,860)	$6,121	$1,111

Issuance of shares under employee plans	4		97						(19)	78
ESOP funding									15	15
Share-based compensation			99							99
Tax benefit related to issuance of shares under employee plans			8							8
ESOP note collections							2			2
Translation adjustment						(273)				(273)	(273)
Unrealized net gain/loss and other components of benefit plans, net of tax of $33						(57)				(57)	(57)
Net income					823					823	823
Repurchase and retirement of common stock	(4)		(39)		(165)			(6)	(280)	(484)
Cash dividends declared, $0.48, per common share					(134)					(134)
Other				3	(7)	(1)				(5)

Balances, March 31, 2009	351	$4	$4,417	$(7)	$6,103	$(179)	$(1)	(80)	$(4,144)	$6,193	$493

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2009	2008	2007
Operating Activities
Net income	$823	$990	$913
Discontinued operations, net of income taxes	—	(1)	55
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	133	124	112
Amortization	308	247	183
Provision for bad debts	29	41	24
Litigation charge (credits), net	493	(5)	(6)
Deferred taxes (benefits) on Litigation charge (credits), net	(172)	2	2
Impairment of investments	63	—	—
Other deferred taxes	320	196	165
Income tax reserve reversals	(87)	—	(83)
Share-based compensation expense	99	91	60
Excess tax benefit from share-based payment arrangements	(8)	(83)	(70)
Other non-cash items	(4)	(24)	(66)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(708)	(288)	(209)
Inventories	370	(676)	(928)
Drafts and accounts payable	(189)	762	872
Deferred revenue	(55)	98	181
Taxes	(47)	336	227
Consolidated Securities Litigation Action settlement payments	—	(962)	(25)
Other	(17)	21	132

Net cash provided by operating activities	1,351	869	1,539

Investing Activities
Property acquisitions	(195)	(195)	(126)
Capitalized software expenditures	(197)	(161)	(180)
Acquisitions of businesses, less cash and cash equivalents acquired	(358)	(610)	(1,938)
Proceeds from sale of businesses	63	—	179
Restricted cash for Litigation charges	(55)	962	—
Other	15	(1)	(43)

Net cash used in investing activities	(727)	(5)	(2,108)

Financing Activities
Proceeds from short-term borrowings	3,630	260	1,000
Repayments of short-term borrowings	(3,630)	(260)	(1,000)
Proceeds from issuances of long-term debt, net	699	—	997
Repayment of long-term debt	(4)	(162)	(31)
Capital stock transactions:
Issuances	97	354	399
Share repurchases, including shares surrendered for tax withholding	(298)	(1,698)	(1,003)
Share repurchases, retirements	(204)	—	—
Excess tax benefits from share-based payment arrangements	8	83	70
Dividends paid	(116)	(70)	(72)
Other	(4)	23	19

Net cash provided by (used in) financing activities	178	(1,470)	379

Effect of exchange rate changes on cash and cash equivalents	(55)	14	5

Net increase (decrease) in cash and cash equivalents	747	(592)	(185)
Cash and cash equivalents at beginning of year	1,362	1,954	2,139

Cash and cash equivalents at end of year	$2,109	$1,362	$1,954

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
1. Significant Accounting Policies
     McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) is a corporation providing supply, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.
     Basis of Presentation: The consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries, majority-owned or controlled companies and certain immaterial variable interest entities (“VIEs”) of which we are the primary beneficiary. Significant intercompany transactions and balances have been eliminated. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     We conduct our business through two segments, Distribution Solutions and Technology Solutions as further described in Financial Note 22, “Segments of Business.”
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimated amounts.
     Cash and Cash Equivalents: All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at March 31, 2009, are money market fund investments of $1.7 billion which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” The carrying value of all other cash equivalents approximates fair value due to their relatively short-term nature.
     We maintain cash and cash equivalents with several financial institutions. Bank deposits may exceed the amount of federal deposit insurance. Cash equivalents may be invested in money market funds. We mitigate the risk of our short-term investment portfolio by investing the majority of funds in U.S. government securities, depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
     Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and included within prepaid expenses and other in the consolidated balance sheets.
     Marketable Securities Available for Sale: We carry our marketable securities which are available for sale at fair value and the net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2009 and 2008, marketable securities were not material.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Concentrations of Credit Risk and Receivables: Our trade receivables subject us to a concentration of credit risk with customers primarily in our Distribution Solutions segment. At March 31, 2009, revenues and accounts receivable from our ten largest customers accounted for approximately 52% of consolidated revenues and approximately 49% of accounts receivable. At March 31, 2009, revenues and accounts receivable from our two largest customers, CVS Caremark Corporation and Rite Aid Corporation, represented approximately 14% and 12% of total consolidated revenues and 14% and 10% of accounts receivable. Accordingly, any defaults in payment by or a reduction in purchases from our large customers could have a significant negative impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to a concentration of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
     Inventories: We state inventories at the lower of cost or market (“LCM.”) Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined on the last-in, first-out (“LIFO”) method and Canadian inventories are stated using the first-in, first-out (“FIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost determined by the standard cost method. Rebates, fees, cash discounts, allowances, chargebacks and other incentives received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $8.5 billion and $9.0 billion at March 31, 2009 and 2008.
     The LIFO method was used to value approximately 88% of our inventories at March 31, 2009 and 2008. At March 31, 2009 and 2008, our LIFO reserves, net of LCM adjustments (discussed below), were $85 million and $77 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2009, 2008 and 2007, we recognized net LIFO expense of $8 million and net LIFO credits of $14 million and $64 million within our consolidated statements of operations. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceutical products, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the impact of price declines and shifts towards generic pharmaceutical products exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
     We believe that the FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or inventory as valued under FIFO. Primarily due to continued deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $107 million and $43 million higher than FIFO as of March 31, 2009 and 2008. As a result, in 2009 and 2008, we recorded LCM charges of $64 million and $43 million within our consolidated statements of operations to adjust our LIFO inventories to market.
     Property, Plant and Equipment: We state our property, plant and equipment at cost and depreciate them under the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 30 years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,
(In millions)	2009	2008	2007

Amounts capitalized	$74	$73	$76
Amortization expense	50	44	43
Third-party royalty fees paid	50	52	43

     Goodwill: Goodwill is tested for impairment on an annual basis or more frequently if indicators for potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as a component, one level below our Distribution Solutions and Technology Solutions operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that unit. Components that have essentially similar operations, products, services and customers are aggregated as a single reporting unit.
     Impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the reporting units. If the carrying value exceeds the fair value, a second step is performed to calculate the amount of impairment, which would be recorded as a charge in the consolidated statements of operations. The fair value of a reporting unit is based upon a number of considerations including projections of revenues, earnings and discounted cash flows and determination of market value multiples for similar businesses or guideline companies whose securities are actively traded in public markets. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. In addition, we compare the aggregate of the reporting units’ fair value to the Company’s market capitalization as a further corroboration of the fair value. The testing requires a complex series of assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations. Other than our goodwill impairment relating to the disposition of our Acute Care business (see Financial Note 7, “Discontinued Operations,”) there have been no goodwill impairments during the years presented.
     Intangible assets: Substantially all of our intangible assets are subject to amortization and are amortized over their estimated period of benefit, ranging from one to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the years presented.
     Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over the assets’ estimated useful lives ranging from one to ten years. As of March 31, 2009 and 2008, capitalized software held for internal use was $475 million and $458 million, net of accumulated amortization of $567 million and $467 million and was included in other assets in the consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Insurance Programs: Under our insurance programs, we seek to obtain coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain losses primarily related to workers’ compensation and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimate of the aggregate liability for claims incurred as well as for claims incurred but not yet reported. Such estimates utilize certain actuarial assumptions followed in the insurance industry.
     Revenue Recognition: Revenues for our Distribution Solutions segment are recognized when we deliver product and title passes to the customer or when services have been rendered and there are no further obligations to customers.
     Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for full credit. We accrue sales returns based on estimates at the time of sale to the customer. Sales returns from customers were approximately $1,216 million, $1,093 million and $1,113 million in 2009, 2008 and 2007. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
     The revenues for our Distribution Solutions segment include large volume sales of pharmaceuticals to a limited number of large customers who warehouse their own product. We order bulk product from the manufacturer, receive and process the product through our central distribution facility and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. Sales to customers’ warehouses amounted to $25.8 billion in 2009, $27.7 billion in 2008 and $27.6 billion in 2007. We also record revenues for direct store deliveries from most of these same customers. Direct store deliveries are shipments from the manufacturer to our customers of a limited category of products that require special handling. We assume the primary liability to the manufacturer for these products.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     Our Technology Solutions segment also includes revenues from disease management programs provided to various states’ Medicaid programs. These service contracts include provisions for achieving certain cost-savings and clinical targets. If the targets are not met, a portion, or all, of the revenue must be refunded to the customer. We recognize revenue during the term of the contract by assessing our actual performance compared to targets and then determining the amount the customer would be legally obligated to pay if the contract terminated at that point. These assessments include estimates of medical claims and other data, which could require future adjustment because there is generally a significant time delay between recording the accrual and the final settlement of the contract. If data is insufficient to assess performance or we have not met the targets, we defer recognition of the revenue. As of March 31, 2009 and 2008, we had deferred $82 million and $81 million related to these contracts, which was included in deferred revenue in the consolidated balance sheets. We generally have been successful in achieving performance goals under these contracts.
     Supplier Incentives: We generally account for fees for service and other incentives received from our suppliers, relating to the purchase or distribution of inventory, as a reduction to cost of goods sold. We consider these fees to represent product discounts and as a result, the fees are recorded as a reduction of product cost and recognized through cost of goods sold upon the sale of the related inventory.
     Supplier Reserves: We establish reserves against amounts due from our suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on our judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available to us. We evaluate the amounts due from our suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than our estimate. As of March 31, 2009 and 2008, supplier reserves were $113 million and $82 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Income Taxes: We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlements. Deferred taxes are not provided on undistributed earnings of our foreign operations that are considered to be permanently reinvested.
     Foreign Currency Translation: Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive income or losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2009, 2008 or 2007.
     Derivative Financial Instruments: Derivative financial instruments are used principally in the management of our foreign currency and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or losses and are recognized in the consolidated statements of operations when the hedged item affects earnings. We periodically evaluate hedge effectiveness and ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings.
     Accounts Receivable Sales: At March 31, 2009, we had a $1.0 billion revolving receivables sales facility. Through this facility, McKesson Corporation sells certain U.S. Pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose corporations administered by financial institutions.
     Sales of undivided interests in the receivables by the SPE to the Conduits are accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying consolidated balance sheets. Receivables sold and receivables retained by the Company are carried at face value, which due to the short-term nature of our accounts receivable and terms of the facility, approximates fair value. McKesson receives cash in the amount of the face value for the receivables sold. No gain or loss is recorded upon sale as fee charges from the Conduits are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the Conduits are accrued at the end of each month and are recorded in administrative expenses in the consolidated statements of operations. Should we default under the accounts receivable sales facility, the Conduits are entitled to receive only collections on receivables owned by the SPE.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     We continue servicing the receivables sold. No servicing asset is recorded at the time of sale because we do not receive any servicing fees from third parties or other income related to servicing the receivables. We do not record any servicing liability at the time of sale as the receivables collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period. See Financial Note 12, “Long-Term Debt and Other Financing,” for additional information.
     Share-Based Payment: We account for all share-based payment transactions using a fair-value based measurement method. The share-based compensation expense is recognized, for the portion of the awards that is ultimately expected to vest, on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For awards with performance conditions and multiple vest dates, we recognize the expense on a graded vesting. For awards with performance conditions and a single vest date, we recognize the expense on a straight-line basis. The compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees.
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
     Effective March 31, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of an asset or a liability in the consolidated balance sheets reflecting the funded status of pension and other postretirement benefits, with current year changes in the funded status recognized in stockholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be performed as of the Company’s fiscal year-end. The measurement date provision of SFAS No. 158 was adopted in the fourth quarter of 2009 and did not have a material impact on our consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides a consistent definition of fair value that focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes leasing from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis.
     On April 1, 2008, we adopted SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have elected to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, we have not applied the provisions of SFAS No. 157 for the fair value measurement of the nonfinancial assets and nonfinancial liabilities that we recorded in connection with our business acquisitions during the year. The provisions of SFAS No. 157 are applied prospectively. The adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on our consolidated financial statements and no adjustment to retained earnings was required. We will adopt the provision of SFAS No. 157 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis on April 1, 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On October 10, 2008, we adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     On April 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits us to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value on an instrument-by-instrument basis. If we elect the fair value option, we would be required to recognize subsequent changes in fair value in our earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. While SFAS No. 159 became effective for us in 2009, we did not elect the fair value measurement option for any of our existing assets and liabilities and accordingly, SFAS No. 159 did not have any impact on our consolidated financial statements. We could elect this option for new or substantially modified assets and liabilities in the future.
     On April 1, 2008, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this standard did not have a material impact on our consolidated financial statements.
     On October 1, 2008, we adopted FSP No. FAS 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS No. 133 and FIN No. 45; and Clarification of the Effective Date of FAS No. 161.” The adoption of this standard did not have an impact on our consolidated financial statements.
     On November 15, 2008, we adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it did not change the accounting principles that were already in place. The adoption of this standard did not have a material impact on our consolidated financial statements.
     On December 31, 2008, we adopted FSP No. FAS 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require enhanced disclosures by public entities in understanding the extent of a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs. The adoption of this standard did not have a material impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Newly Issued Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141, “Business Combinations” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. Additionally, this SFAS provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after April 1, 2009 with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the effective date of SFAS No. 141(R) are also required to apply the provisions of this standard. Early adoption of this SFAS was not permitted. This SFAS will not have a material impact on our consolidated financial statements upon adoption; however, the SFAS will have an impact on any future acquisitions.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R). For us, FSP No. FAS 141(R)-1 will be effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after April 1, 2009. This FSP will not have a material impact on our consolidated financial statements upon adoption; however, the FSP will have an impact on any future acquisitions.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This SFAS becomes effective for us on April 1, 2009. This SFAS will not have a material impact on our consolidated financial statements upon adoption; however, the SFAS may have an impact on any future investments or divestitures of our investments.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP becomes effective for us on April 1, 2009. We do not currently anticipate that this FSP will have a material impact on our consolidated financial statements upon adoption.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. This FSP becomes effective for us on April 1, 2009. Early adoption of the FSP was not permitted; however, it will apply retrospectively to our earnings per share as previously reported. We do not currently anticipate that this FSP will have a material impact on our consolidated financial statements upon adoption.
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 amends FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP will become effective for us in 2010. We do not currently anticipate that this SFAS will have a material impact on our consolidated financial statements upon adoption.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB Opinion No. 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in interim financial statements. FSP No. FAS 107-1 and APB Opinion No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. This FSP becomes effective for us on June 30, 2009. We do not currently anticipate that this FSP will have a material impact on our consolidated financial statements upon adoption.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. Additionally, this FSP provides guidance on identifying circumstances that indicate a transaction is not orderly. Retrospective application of this FSP to a prior interim or annual reporting period was not permitted. This FSP becomes effective for us on June 30, 2009. We do not currently anticipate that this FSP will have a material impact on our consolidated financial statements upon adoption.
2. Acquisitions and Investment
In 2009, we made the following acquisition:

–	On May 21, 2008, we acquired McQueary Brothers Drug Company (“McQueary Brothers”) of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Financial results for McQueary Brothers have been included within our Distribution Solutions segment since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)

Accounts receivable	$37
Inventory	41
Goodwill	126
Intangible assets	67
Other assets	11
Accounts payable and other liabilities	(60)
Deferred tax liability	(32)

Net assets acquired, less cash and cash equivalents	$190

Approximately $126 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $61 million representing a customer relationship with a useful life of 7 years, a trade name of $2 million with a useful life of less than one year and a not-to-compete agreement of $4 million with a useful life of 4 years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
In 2008, we made the following acquisition:

–	On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $519 million, including the assumption of debt and net of $31 million of cash and cash equivalents acquired from OTN. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Financial results of OTN have been included within our Distribution Solutions segment since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)

Accounts receivable	$308
Inventory	87
Goodwill	240
Intangible assets	128
Deferred tax assets	62
Other assets	36
Accounts payable	(311)
Other liabilities	(31)

Net assets acquired, less cash and cash equivalents	$519

Approximately $240 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $115 million representing customer relationships with a weighted-average life of 9 years, developed technology of $3 million with a weighted-average life of 4 years and trademarks and trade names of $10 million with a weighted-average life of 5 years.

In 2007, we made the following acquisitions and investment:

–	On January 26, 2007, we acquired all of the outstanding shares of Per-Se Technologies, Inc. (“Per-Se”) of Alpharetta, Georgia for $28.00 per share in cash plus the assumption of Per-Se’s debt, or approximately $1.8 billion in aggregate, including cash acquired of $76 million. Per-Se is a leading provider of financial and administrative healthcare solutions for hospitals, physicians and retail pharmacies. The acquisition of Per-Se is consistent with the Company’s strategy of providing products that help solve clinical, financial and business processes within the healthcare industry. The acquisition was initially funded with cash on hand and through the use of an interim credit facility. In March 2007, we issued $1 billion of long-term debt, with such net proceeds after offering expenses from the issuance, together with cash on hand, being used to fully repay borrowings outstanding under the interim credit facility (refer to Financial Note 12, “Long-Term Debt and Other Financing”). Financial results for Per-Se are primarily included within our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)

Accounts receivable	$107
Property and equipment	41
Other current and noncurrent assets	115
Goodwill	1,258
Intangible assets	471
Accounts payable	(8)
Other current liabilities	(126)
Deferred revenue	(30)
Long-term liabilities	(96)

Net assets acquired, less cash and cash equivalents	$1,732

Approximately $1,258 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $402 million representing customer relationships with a weighted-average life of 10 years, developed technology of $56 million with a weighted-average life of 5 years, and trademark and trade names of $13 million with a weighted-average life of 5 years.

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

–	Our Technology Solutions segment acquired RelayHealth Corporation (“RelayHealth”) based in Emeryville, California. RelayHealth is a provider of secure online healthcare communication services linking patients, healthcare professionals, payors and pharmacies. This segment also acquired two other entities, one specializing in patient billing solutions designed to simplify and enhance healthcare providers’ financial interactions with their patients as well as a provider of integrated software for electronic health records, medical billing and appointment scheduling for independent physician practices. The total cost of these three entities was $90 million, which was paid in cash. Goodwill recognized in these transactions amounted to $63 million.

–	Our Distribution Solutions segment acquired Sterling Medical Services, LLC (“Sterling”) which is based in Moorestown, New Jersey. Sterling is a national provider and distributor of disposable medical supplies, health management services and quality management programs to the home care market. This segment also acquired a medical supply sourcing agent. The total cost of these two entities was $95 million, which was paid in cash. Goodwill recognized in these transactions amounted to $47 million.

–	We contributed $36 million in cash and $45 million in net assets primarily from our Pharmacy Systems and Automation business to Parata Systems, LLC (“Parata,”) in exchange for a significant minority interest in Parata. Parata is a manufacturer of pharmacy robotic equipment. In connection with the investment, we abandoned certain assets which resulted in a $15 million charge to cost of sales and we incurred $6 million of other expenses related to the transaction which were recorded within operating expenses. We did not recognize any additional gains or losses as a result of this transaction as we believed the fair value of our investment in Parata approximated the carrying value of consideration contributed to Parata.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     During the last three years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and for certain recent acquisitions, may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
3. Share-Based Payment
     We provide share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards.”) On April 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” Accordingly, we began to recognize compensation expense for the fair value of share-based awards granted, modified, repurchased or cancelled from April 1, 2006 forward. Compensation expense is recognized for the portion of the awards that is ultimately expected to vest. For the unvested portion of awards issued prior to and outstanding as of April 1, 2006, the expense is recognized at the grant-date fair value as the remaining requisite service is rendered.
     We develop an estimate of the number of share-based awards which will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than our current estimates. The weighted-average forfeiture rate is approximately 4% at March 31, 2009. As a result, the future share-based compensation expense may differ from the Company’s historical amounts.
     The compensation expense recognized under SFAS No. 123(R) has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in 2009, 2008 and 2007.
     We utilize the “short-cut” method for calculating the tax effects of share-based compensation. Under this method, a simplified calculation is applied in establishing the beginning additional paid-in capital (“APIC”) pool balance as well as determining the future impact on the APIC pool and our consolidated statements of cash flows relating to the tax effects of share-based compensation.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
Impact on Net Income
     The components of share-based compensation expense and the related tax benefit are shown in the following table:

	Years Ended March 31,
(In millions, except per share amounts)	2009	2008	2007

RSUs and RS (1)	$60	$50	$22
PeRSUs (2)	13	22	24
Stock options	18	11	7
Employee stock purchase plan	8	8	7

Share-based compensation expense	99	91	60
Tax benefit for share-based compensation expense (3)	(34)	(31)	(20)

Share-based compensation expense, net of tax (4)	$65	$60	$40

Impact of share-based compensation:
Earnings per share
Diluted	$0.23	$0.20	$0.13
Basic	0.24	0.21	0.13

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed based on applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.

(4)	No material share-based compensation expense was included in Discontinued Operations.
     Stock Plans
     The 2005 Stock Plan provides our employees, officers and non-employee directors share-based long-term incentives. The 2005 Stock Plan permits the granting of up to 28 million shares in the form of stock options, RS, RSUs, PeRSUs and other share-based awards. As of March 31, 2009, 12 million shares remain available for future grant. As a result of acquisitions, we currently have 2 other option plans under which no further awards have been made since their respective acquisition dates.
     Stock Options
     Stock options are granted at no less than fair market value and those options granted under the 2005 Stock Plan generally have a contractual term of seven years and follow a four-year vesting schedule. Prior to 2005, stock options typically vested over a four-year period and had a contractual term of ten years. We expect option grants in 2010 and future years will have the same general contractual life and vesting schedule as those options granted under the 2005 Stock Plan.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We continue to use the Black-Scholes model to estimate the fair value of our stock options. Once the fair value of an employee stock option is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual. The option pricing model requires the use of various estimates and assumptions as follows:
-	Expected stock price volatility is based on a combination of historical volatility of our common stock and implied market volatility. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with employee stock option valuation considerations.

-	Expected dividend yield is based on historical experience and investors’ current expectations.

-	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the time of grant.

-	Expected life of the options is based primarily on historical employee stock option exercise and other behavior data and also reflects the impact of changes in contractual life of current option grants compared to our historical grants.
     Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2009	2008	2007

Expected stock price volatility	27%	24%	27%
Expected dividend yield	0.6%	0.4%	0.5%
Risk-free interest rate	3%	5%	5%
Expected life (in years)	5	5	5

     The following is a summary of options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
	Number of	Weighted-		Number of
	Options	Average	Weighted-	Options
	Outstanding At	Remaining	Average	Exercisable at	Weighted-
Range of Exercise	Year End	Contractual Life	Exercise	Year End	Average
Prices	(In millions)	(Years)	Price	(In millions)	Exercise Price

$13.67 — $27.35	1	1	$21.27	1	$21.27
$27.36 — $41.02	12	3	34.06	12	34.06
$41.03 — $54.70	4	3	45.94	3	45.58
$54.71 — $68.37	2	6	59.61	—	62.26

	19	3	39.28	16	36.22

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table summarizes stock option activity during 2009, 2008 and 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
(In millions, except per share data and years)	Shares	Price	Term (Years)	Value (2)

Outstanding, March 31, 2006	46	$43.38
Granted	1	48.13
Exercised	(11)	33.71

Outstanding, March 31, 2007	36	46.32	4	$601
Granted	1	62.12
Exercised	(9)	36.43
Cancelled and forfeited	(2)	69.35

Outstanding, March 31, 2008	26	48.59	3	298
Granted	1	57.81
Exercised	(1)	33.49
Cancelled and forfeited	(7)	78.35

Outstanding, March 31, 2009	19	39.28	3	33

Vested and expected to vest (1)	19	38.67	3	33

Exercisable, March 31, 2009	16	36.22	3	33

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The aggregate intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the option exercise price, times the number of “in-the-money” option shares.
     The following table provides data related to all stock option activity:

	Years Ended March 31,
(In millions, except per share data and years)	2009	2008	2007

Weighted-average grant date fair value per stock option	$16.16	$17.90	$15.43
Aggregate intrinsic value on exercise	$30	$220	$204
Cash received upon exercise	$49	$309	$354
Tax benefits realized related to exercise	$14	$83	$74
Total fair value of shares vested	$13	$8	$4
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$30	$25	18
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1	1	2

     RS, RSUs and PeRSUs
     RS and RSUs, which entitle the holder to receive at the end of a vesting term, a specified number of shares of the Company’s common stock are accounted for at fair value at the date of grant. The fair value of RS and RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in four years. We have elected to expense the fair value of RS and RSUs with only graded vesting and service conditions on a straight-line basis over the requisite service period. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Non-employee directors receive an annual grant of up to 5,000 RSUs, which vest immediately and are expensed upon grant. However, payment of any shares granted prior to the July 2008 Annual Meeting of Stockholders is delayed until the director is no longer performing services for the Company. For those RSUs granted subsequent to July 2008, the director may receive payment immediately or defer receipt of shares if they meet director stock ownership guidelines. At March 31, 2009, 78,000 RSUs for our directors are vested, but shares have not been issued.
     PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. PeRSUs are accounted for as variable awards until the performance goals are reached and the grant date is established. The fair value of PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the PeRSUs are re-valued using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. For PeRSUs granted prior to 2009 with multiple vest dates, we recognize the fair value of these awards on a graded vesting basis over the requisite service period of four years. 2009 PeRSUs and the related RSUs (when they will be granted in 2010) have a single vest date and accordingly, we recognize expense on a straight-line basis over the requisite service period of four years.
     The following table summarizes RS and RSU activity during 2009, 2008 and 2007:

		Weighted-
		Average
		Grant Date Fair
(In millions, except per share data)	Shares	Value Per Share

Nonvested, March 31, 2006	1	$38.01
Granted	1	49.56

Nonvested, March 31, 2007	2	45.18
Granted	1	61.92

Nonvested, March 31, 2008	3	54.13
Granted	1	57.38
Vested	(1)	57.61

Nonvested, March 31, 2009	3	54.70

     The following table provides data related to RS and RSU activity:

	Years Ended March 31,
(Dollars in millions)	2009	2008	2007

Total fair value of shares vested	$101	$20	$5
Total compensation cost, net of estimated forfeitures, related to nonvested RSU awards not yet recognized, pre-tax	$52	$49	$32
Weighted-average period in years over which RSU cost is expected to be recognized	1	1	2

     In May 2008, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2010 (the “2009 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of RSUs. As of March 31, 2009, the total compensation cost, net of estimated forfeitures, related to nonvested 2009 PeRSUs not yet recognized was approximately $46 million, pre-tax (based on the period-end market price of the Company’s common stock) and the weighted-average period over which the cost is expected to be recognized is 3 years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In accordance with the provisions of SFAS No. 128, “Earnings per Share,” the 2009 PeRSUs are included in the calculation of diluted weighted average shares for the year ended March 31, 2009 as the performance goals have been achieved.
     Employee Stock Purchase Plan (“ESPP”)
     The Company has an ESPP under which 16 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant. In 2009, 2008 and 2007, 1 million shares were issued under the ESPP and 4 million shares remain available for issuance at March 31, 2009.
4. Restructuring Activities and Other Workforce Reduction Charges
     The following table summarizes the activity related to our restructuring liabilities for the three years ended March 31, 2009:

	Distribution Solutions		Technology Solutions		Corporate
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Severance	Total

Balance, March 31, 2006	$6	$29	$—	$1	$—	$36
Expenses	3	(1)	13	—	—	15
Liabilities related to acquisitions	—	(14)	8	4	—	(2)
Cash expenditures	(6)	(8)	(5)	—	—	(19)

Balance, March 31, 2007	3	6	16	5	—	30
Expenses	5	—	1	4	2	12
Asset impairments	—	3	—	4	—	7

Total charge	5	3	1	8	2	19
Liabilities related to acquisitions	6	1	11	1	—	19
Cash expenditures	(7)	—	(22)	(4)	—	(33)
Non-cash items	—	(3)	—	(4)	—	(7)

Balance, March 31, 2008	7	7	6	6	2	28
Expenses	4	—	(1)	(1)	(1)	1
Liabilities related to acquisitions	3	1	—	—	—	4
Cash expenditures	(8)	(5)	(4)	(2)	—	(19)
Non-cash items	—	—	—	(1)	—	(1)

Balance, March 31, 2009	$6	$3	$1	$2	$1	$13

     Our restructuring activities are primarily due to the consolidation of business functions and facilities from newly acquired businesses.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Restructuring Activities and Asset Impairment — Expenses
     During 2009, there were no material restructuring costs incurred.
     During 2008, we incurred $19 million of restructuring expenses which primarily consisted of:
-	$4 million of severance costs associated with the closure of two facilities within our Distribution Solutions segment,

-	$1 million and $3 million of severance and asset impairments associated with the integration of OTN within our Distribution Solutions segment, and

-	$5 million of severance and exit-related costs and a $4 million asset impairment charge for the write-off of capitalized software costs associated with the termination of a software project within our Technology Solutions segment.
     During 2007, we recorded $15 million of restructuring expenses, of which $8 million pertained to employee severance costs associated with the reallocation of product development and marketing resources and the realignment of an international business within our Technology Solutions segment.
     Restructuring Activities — Liabilities Related to Acquisitions
     In connection with our OTN acquisition within our Distribution Solutions segment, to date we recorded a total of $7 million of employee severance costs and $4 million of facility exit costs. In connection with our Per-Se acquisition within our Technology Solutions segment, we recorded a total of $19 million of employee severance costs and $3 million of facility exit and contract termination costs. In 2007, in connection with the Company’s investment in Parata, $13 million of contract termination costs that were initially estimated as part of a prior year acquisition were extinguished and as a result, the Company decreased goodwill and its restructuring liability.
     As of March 31, 2009, the majority of the restructuring accruals of $13 million, which primarily consist of employee severance costs and facility exit and contract termination costs, are anticipated to be disbursed through 2010. Accrued restructuring liabilities are included in other accrued and other noncurrent liabilities in the consolidated balance sheets.
     Based on our current existing initiatives, we expect to complete the majority of these activities by the end of 2010. Expenses associated with these existing initiatives are not anticipated to be material. We are however, continuing to evaluate other restructuring initiatives primarily pertaining to our newly acquired businesses, which may have an impact on future net income. Approximately 935 employees, consisting primarily of distribution, general and administrative staffs were planned to be terminated as part of our restructuring plans, of which 661 employees had been terminated as of March 31, 2009. Restructuring expenses are included in cost of sales and operating expenses in our consolidated statements of operations.
     Other Workforce Reduction Charges
     In 2009 and 2008, we recorded $32 million ($7 million for our Distribution Solutions Segment and $25 million for our Technology Solutions segment) and $8 million of charges (for our Technology Solutions segment) associated with various reductions in workforce. Although these actions do not constitute a restructuring plan (as defined under GAAP), they do represent independent actions taken from time to time, as appropriate. These charges were recorded within our consolidated statements of operations as follows: $5 million and $7 million in cost of sales in 2009 and 2008 and $28 million and $20 million within operating expenses.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
5. Other Income, Net

	Years Ended March 31,
(In millions)	2009	2008	2007

Interest income	$31	$89	$103
Equity in earnings, net	7	21	23
Gain on sale of investment	24	—	—
Impairment of investments	(63)	—	—
Other, net	13	11	6

Total	$12	$121	$132

     We evaluate our investments for impairment when events or changes in circumstances indicate that the carrying values of such investment may have experienced an other than temporary decline in value. During the fourth quarter of 2009, we determined that the fair value of our interest in Parata was lower than its carrying value and that such impairment was other than temporary. Fair value was determined using a discounted cash flow analysis based on estimated future results and market capitalization rates. We determined the impairment was other than temporary based on our assessment of all relevant factors including a deterioration in the investee’s financial condition and weak market conditions. As a result, we recorded a pre-tax impairment of $58 million ($55 million after-tax) on this investment which is recorded within other income, net in the consolidated statements of operations. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.
     During the fourth quarter of 2009, we also recorded a pre-tax impairment of $5 million ($5 million after-tax) on another equity-held investment within our Distribution Solutions segment.
     In July 2008, our Distribution Solutions segment sold its 42% equity interest in Verispan, L.L.C. (“Verispan”), a data analytics company, for a pre-tax gain of approximately $24 million or $14 million after-tax.
6. Income Taxes

	Years Ended March 31,
(In millions)	2009	2008	2007

Income from continuing operations before income taxes U.S.	$623	$1,059	$987
Foreign	441	398	310

Total income from continuing operations before income taxes	$1,064	$1,457	$1,297

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2009	2008	2007

Current
Federal	$177	$189	$71
State and local	(111)	59	69
Foreign	35	22	22

Total current	101	270	162

Deferred
Federal	69	178	204
State and local	62	16	(18)
Foreign	9	4	(19)

Total deferred	140	198	167

Income tax provision	$241	$468	$329

     In 2009, we recorded a total income tax expense of $241 million, which included an income tax benefit of $182 million related to the Average Wholesale Price (“AWP”) Litigation charge described in more detail in Financial Note 18, “Other Commitments and Contingent Liabilities.” The tax benefit could change in the future depending on the resolution of the pending and expected claims.
     In 2009, current income tax expense included $111 million of net income tax benefits for discrete items, which primarily relate to the recognition of previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items is primarily due to the lapsing of the statutes of limitations. Of the $111 million of net current tax benefits, $87 million represents a non-cash benefit to McKesson. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the net tax benefit is included in our income tax expense from continuing operations.
     In June 2008, the U.S. Internal Revenue Service (“IRS”) began its examination of fiscal years 2003 through 2006. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“Stabilization Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Stabilization Act extends the federal research and development credit to December 31, 2009. In 2009, we recorded a benefit to our income tax provision as a result of these research and development credits. In Canada, we received an assessment from the Canada Revenue Agency (“CRA”) for a total of $19 million related to transfer pricing for 2004. We plan to appeal the assessment. We believe we have adequately provided for any potential adverse results for 2004 and future years. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.
     In 2008, the IRS completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”), which was approved by the Joint Committee on Taxation during the third quarter of 2008. The IRS and the Company have agreed to certain adjustments, primarily related to transfer pricing and income tax credits. As a result of the approved RAR, we recognized approximately $25 million of net federal and state income tax benefits. In Canada, we received an assessment from the CRA for a total of $9 million related to transfer pricing for 2003. We have filed an appeal with the Tax Court of Canada. We believe we have adequately provided for any potential adverse results for 2003. During 2008, we also favorably concluded various foreign examinations, which resulted in the recognition of approximately $4 million of income tax benefits. Income tax expense for 2008 was also impacted by a non-tax deductible $13 million increase in a legal reserve.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In 2007, we recorded a credit to current income tax expense of $83 million which primarily pertained to our receipt of a private letter ruling from the IRS holding that our payment of approximately $960 million to settle our Consolidated Securities Litigation Action (refer to Financial Note 18, “Other Commitments and Contingent Liabilities,” for further discussion) is fully tax-deductible. We previously established tax reserves to reflect the lack of certainty regarding the tax deductibility of settlement amounts paid in the Consolidated Securities Litigation Action and related litigation. In 2007, we also recorded $24 million in income tax benefits arising primarily from settlements and adjustments with various taxing authorities and research and development investment tax credits from our Canadian operations.
     Significant judgments and estimates are required in determining the consolidated income tax provision. Although our major taxing jurisdictions are the U.S. and Canada, we are subject to income taxes in numerous foreign jurisdictions. Annually, we file a federal consolidated income tax return with the IRS, and over 1,200 returns with various state and foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid.
     The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2009	2008	2007

Income tax provision at federal statutory rate	$372	$510	$454
State and local income taxes net of federal tax benefit	18	43	34
Foreign tax rate differential	(120)	(120)	(104)
Consolidated Securities Litigation Action reserve	—	—	(83)
Unrecognized tax benefits and settlements	(21)	31	44
Tax credits	(20)	(16)	(5)
Other, net	12	20	(11)

Income tax provision	$241	$468	$329

     At March 31, 2009, undistributed earnings of our foreign operations totaling $1,836 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Deferred tax balances consisted of the following:

	March 31,
(In millions)	2009	2008

Assets
Receivable allowances	$70	$57
Deferred revenue	170	124
Compensation and benefit-related accruals	274	286
AWP Litigation accrual	172	—
Loss and credit carryforwards	529	566
Other	357	257

Subtotal	1,572	1,290
Less: valuation allowance	(125)	(27)

Total assets	$1,447	$1,263

Liabilities
Basis difference for inventory valuation and other assets	$(1,286)	$(1,097)
Basis difference for fixed assets and systems development costs	(207)	(163)
Intangibles	(238)	(154)
Other	(158)	(141)

Total liabilities	(1,889)	(1,555)

Net deferred tax liability	$(442)	$(292)

Current net deferred tax liability	$(695)	$(767)
Long term net deferred tax asset	253	475

Net deferred tax liability	$(442)	$(292)

     We have federal, state and foreign income tax net operating loss carryforwards of $267 million, $2,731 million and $185 million. The federal and state net operating losses will expire at various dates from 2010 through 2029. The foreign net operating losses have indefinite lives. We believe that it is more likely than not that the benefit from certain federal, state and foreign net operating loss carryforwards may not be realized. In recognition of this risk, we have provided valuation allowances of $5 million, $36 million and $39 million on the deferred tax assets relating to these federal, state and foreign net operating loss carryforwards. We also have federal and state capital loss carryforwards of $43 million and $37 million. The federal and state net operating losses will expire at various dates from 2011 through 2029. We believe that it is more likely than not that the benefit from these capital loss carryforwards may not be realized. In recognition of this risk, we have provided valuation allowances of $15 million and $3 million.
     We also have domestic income tax credit carryforwards of $202 million which are primarily alternative minimum tax credit carryforwards that have an indefinite life. However, we believe that it is more likely than not that the benefit from certain state tax credits of $4 million may not be realized. In recognition of this risk, we have provided a valuation allowance of $4 million. In addition, we have federal and Canadian research and development credit carryforwards of $61 million and $11 million. The federal and Canadian research and development credits will expire at various dates from 2017 to 2028.
     We adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” as of April 1, 2007, which resulted in a reduction of our retained earnings by $46 million. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlements. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At April 1, 2007, our “unrecognized tax benefits” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, amounted to $465 million.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
     The following table summarizes the activity related to our gross unrecognized tax benefits for the two years ended March 31, 2009

Unrecognized
(In millions)	Tax Benefits

Balance at March 31, 2007	$465
Additions based on tax positions related to current year	58
Reductions based on settlements	(27)

Balance at March 31, 2008	496
Additions based on tax positions related to prior years	77
Additions based on tax positions related to current year	61
Reductions based on settlements	(41)
Reductions based on the lapse of the applicable statutes of limitations	(67)

Balance at March 31, 2009	$526

     Of the total $526 million in unrecognized tax benefits at March 31, 2009, $325 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $27 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At March 31, 2009, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $101 million. We recognized an income tax benefit of $29 million, before any tax effect, related to interest in our consolidated statements of operations during 2009. We have no material amounts accrued for penalties.
7. Discontinued Operations
     Results from discontinued operations were as follows:

	Years Ended March 31,(1)
(In millions)	2008	2007

Income (loss) from discontinued operations
Acute Care	$1	$(9)
Other	1	—
Income taxes	(1)	4

Total	$1	$(5)

Loss on sales of discontinued operations
Acute Care	$—	$(49)
Other	—	10
Income taxes	—	(11)

Total	$—	$(50)

Discontinued operations, net of taxes
Acute Care	$1	$(66)
Other	—	11

Total	$1	$(55)

(1)	No charges for discontinued operations were incurred during 2009.
     In 2007, we sold our Distribution Solutions segment’s Medical-Surgical Acute Care business to Owens & Minor, Inc. (“OMI”) for net cash proceeds of approximately $160 million. Revenues associated with the Acute Care business prior to its disposition were $597 million for 2007.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
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
     In connection with this divestiture, we allocated a portion of our Distribution Solutions segment’s Medical-Surgical Distribution business’ goodwill to the Acute Care business as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation was based on the relative fair values of the Acute Care business and the continuing businesses that are being retained by the Company. The fair value of the Acute Care business was determined based on the net cash proceeds resulting from the divestiture. As a result, we allocated $79 million of the segment’s goodwill to the Acute Care business.
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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
     The computations for basic and diluted earnings per share from continuing and discontinued operations are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2009	2008	2007

Income from continuing operations	$823	$989	$968
Discontinued operations, net	—	1	(5)
Discontinued operations — loss on sales, net	—	—	(50)

Net income	$823	$990	$913

Weighted average common shares outstanding:
Basic	275	291	298
Effect of dilutive securities:
Options to purchase common stock	3	5	6
Restricted stock	1	2	1

Diluted	279	298	305

Earnings per common share: (1)
Basic
Continuing operations	$2.99	$3.40	$3.25
Discontinued operations, net	—	—	(0.02)
Discontinued operations — loss on sales, net	—	—	(0.17)

Total	$2.99	$3.40	$3.06

Diluted
Continuing operations	$2.95	$3.32	$3.17
Discontinued operations, net	—	—	(0.02)
Discontinued operations — loss on sales, net	—	—	(0.16)

Total	$2.95	$3.32	$2.99

(1)	Certain computations may reflect rounding adjustments.
     Approximately 5 million, 8 million and 11 million stock options were excluded from the computations of diluted net earnings per share in 2009, 2008 and 2007 as their exercise price was higher than the Company’s average stock price.
9. Receivables, net

	March 31,
(In millions)	2009	2008

Customer accounts	$6,902	$6,390
Other	1,033	984

Total	7,935	7,374
Allowances	(161)	(161)

Net	$7,774	$7,213

     The allowances are primarily for uncollectible accounts and sales returns.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
10. Property, Plant and Equipment, Net

	March 31,
(In millions)	2009	2008

Land	$50	$50
Building, machinery, equipment and other	1,673	1,652

Total property, plant and equipment	1,723	1,702
Accumulated depreciation	(927)	(927)

Property, plant and equipment, net	$796	$775

11. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill were as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2007	$1,386	$1,589	$2,975
Goodwill acquired, net of purchase price adjustments	282	59	341
Foreign currency translation adjustments	4	25	29

Balance, March 31, 2008	$1,672	$1,673	$3,345
Goodwill acquired, net of purchase price adjustments	231	35	266
Goodwill written off related to the sale of a business	(24)	—	(24)
Foreign currency translation adjustments and other	(10)	(49)	(59)

Balance, March 31, 2009	$1,869	$1,659	$3,528

     Information regarding intangible assets is as follows:

	March 31,
(In millions)	2009	2008

Customer lists	$824	$725
Technology	187	176
Trademarks and other	70	61

Gross intangibles	1,081	962
Accumulated amortization	(420)	(301)

Intangible assets, net	$661	$661

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
     Amortization expense of intangible assets was $128 million, $107 million and $53 million for 2009, 2008 and 2007. The weighted average remaining amortization periods for customer lists, technology, trademarks and other intangible assets at March 31, 2009 were: 7 years, 3 years and 7 years. Estimated annual amortization expense of these assets is as follows: $119 million, $111 million, $105 million, $86 million and $74 million for 2010 through 2014, and $166 million thereafter. At March 31, 2008, there was an immaterial amount of intangible assets not subject to amortization. All intangible assets were subject to amortization as of March 31, 2009.
12. Long-Term Debt and Other Financing

	March 31,
(In millions)	2009	2008

9.13% Series C Senior Notes due February, 2010	$215	$215
7.75% Notes due February, 2012	399	399
5.25% Notes due March, 2013	499	498
6.50% Notes due February, 2014	350	—
5.70% Notes due March, 2017	499	499
7.50% Notes due February, 2019	349	—
7.65% Debentures due March, 2027	175	175
ESOP related debt (see Financial Note 13)	1	4
Other	22	7

Total debt	2,509	1,797
Less current portion	(219)	(2)

Total long-term debt	$2,290	$1,795

Long-Term Debt
     On February 12, 2009, we issued 6.50% notes due February 15, 2014 (the “2014 Notes”) in an aggregate principal amount of $350 million and 7.50% notes due February 15, 2019 (the “2019 Notes”) in an aggregate principal amount of $350 million. Interest is payable on February 15 and August 15 of each year beginning on August 15, 2009. The 2014 Notes will mature on February 15, 2014 and the 2019 Notes will mature on February 15, 2019. We utilized net proceeds, after offering expenses, of $693 million from the issuance of the 2014 Notes and 2019 Notes for general corporate purposes.
     On March 5, 2007, we issued 5.25% notes due March 1, 2013 (the “2013 Notes”) in an aggregate principal amount of $500 million and 5.70% notes due March 1, 2017 (the “2017 Notes,” collectively with the 2013 Notes, 2014 Notes, 2019 Notes, the “Notes” and each note constitutes a “Series”) in an aggregate principal amount of $500 million for which interest is payable on March 1 and September 1 of each year. The 2013 Notes will mature on March 1, 2013 and the 2017 Notes will mature on March 1, 2017. We utilized net proceeds, after offering expenses, of $990 million from the issuance of the 2013 Notes and 2017 Notes, together with cash on hand, to repay outstanding interim indebtedness related to our January 2007 acquisition of Per-Se.
     Each Series constitutes an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and future unsecured and unsubordinated indebtedness outstanding from time to time. Each Series is governed by an indenture common to all Notes and an officers’ certificate specifying certain terms of each Series.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
     Upon 30 days notice to holders of a Series, we may redeem that Series at any time prior to maturity, in whole or in part, for cash at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture and officers’ certificate relating to that Series. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer will be made to purchase that Series from the holders at a price in cash equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not incur liens, enter into sale and leaseback transactions or consolidate, merge or sell all or substantially all of our assets. The indentures also contain customary events and default provisions.
Accounts Receivable Sales Facility
     In June 2008, we renewed our accounts receivable sales facility under substantially similar terms to those previously in place, except that we increased the committed balance from $700 million to $1.0 billion. The renewed facility expires in June 2009. We anticipate renewing this facility before its expiration.
     Information regarding our outstanding balances related to our interests in accounts receivable sold or qualifying receivables retained is as follows:

	March 31,	March 31,
(In millions)	2009	2008

Receivables sold outstanding (1)	$—	$—
Receivables retained, net of allowance for doubtful accounts	4,814	4,251

(1)	Deducted from receivables, net in the consolidated balance sheets.
     The following table summarizes the activity related to our interests in accounts receivable sold:

	Years Ended March 31,
(In millions)	2009	2008	2007

Proceeds from accounts receivable sales	$5,780	$1,075	$—
Fees and charges (1) (2)	10	2	—

(1)	Recorded in operating expenses in the consolidated statements of operations.

(2)	Fee charges related to the sale of receivables to the Conduits for 2007 were not material.
     The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of March 31, 2009 and March 31, 2008.
Revolving Credit Facility
     We have a $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. Total borrowings under this facility were $279 million for 2009. There were no borrowings for 2008. As of March 31, 2009 and 2008, there were no amounts outstanding under this facility.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
     In January 2007, we entered into a $1.8 billion interim credit facility. The interim credit facility was a single-draw 364-day unsecured facility with terms substantially similar to those contained in the Company’s existing revolving credit facility. We utilized $1.0 billion of this facility to fund a portion of our purchase of Per-Se.
Commercial Paper
     We issued and repaid approximately $3.3 billion and $260 million in commercial paper during 2009 and 2008. There were no commercial paper issuances outstanding at March 31, 2009 and 2008.
Employee Stock Ownership Program
     The employee stock ownership program (“ESOP”) debt bears interest at an 8.6% fixed rate and is due in semi-annual installments through June 2010.
Debt Covenants
     Our various borrowing facilities and certain long-term debt instruments are subject to covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. At March 31, 2009, this ratio was 28.9% and we were in compliance with all other covenants.
13. Pension Benefits
     We maintain a number of qualified and nonqualified defined pension benefit plans and defined contribution plans for eligible employees.
Defined Pension Benefit Plans
     Eligible U.S. employees who were employed by the Company prior to December 31, 1996 are covered under the Company-sponsored defined benefit retirement plan. In 1997, we amended this plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. The Company has made no annual contributions since this plan was frozen. The benefits for this defined benefit retirement plan are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have defined benefit pension plans for eligible Canadian and United Kingdom employees as well as a nonqualified supplemental defined benefit plan for certain U.S. executives, which is non-funded. We also assumed a frozen qualified defined benefit plan through our acquisition of Per-Se in 2007. The Per-Se plan was merged into our retirement plan in 2008. We adopted the measurement provisions of SFAS No. 158 in the fourth quarter of 2009. As required, our defined benefit plan assets and obligations are now measured as of the Company’s fiscal year-end. We previously performed this measurement at December 31.
     The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2009	2008	2007

Service cost—benefits earned during the year	$6	$7	$7
Interest cost on projected benefit obligation	33	31	27
Expected return on assets	(39)	(39)	(33)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	10	11	12
Settlement charges and other	1	4	4

Net periodic pension expense	$11	$14	$17

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
     Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	15 Month	12 Month
	Period Ending	Period Ending
	March	December
(In millions)	31, 2009	31, 2007

Change in benefit obligations
Benefit obligation at beginning of period	$543	$552
SFAS No. 158 measurement date adjustment	(3)	—
Service cost	6	7
Interest cost	33	31
Actuarial gains	(65)	(8)
Benefit payments	(32)	(47)
Foreign exchange impact and other	(26)	8

Benefit obligation at end of period	$456	$543

Change in plan assets
Fair value of plan assets at beginning of period	$501	$484
SFAS No. 158 measurement date adjustment	(9)	—
Actual return on plan assets	(138)	29
Employer and participant contributions	15	33
Benefits paid	(32)	(47)
Foreign exchange impact and other	(28)	2

Fair value of plan assets at end of period	$309	$501

Funded status at end of period (1)	$(147)	$(39)

Amounts recognized on the balance sheet
Noncurrent assets	$5	$78
Current liabilities	(10)	(9)
Noncurrent liabilities	(142)	(108)

Total	$(147)	$(39)

(1)	Includes $3 million of employer contributions subsequent to our December 31, 2007 measurement date for 2008.
     The unfavorable change in the funded status of our plans from March 31, 2008 to March 31, 2009 was primarily due to the decrease in the fair value of our plan assets as a result of the volatility in the financial markets.
     The accumulated benefit obligations for our pension plans were $441 million at March 31, 2009 and $522 million at March 31, 2008. The components of the amount recognized in accumulated other comprehensive income at March 31, 2009 and 2008 are as follows: net actuarial loss, $215 million and $111 million; net prior service cost, $8 million and $10 million; and net transitional obligations, $1 million and $2 million.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
     We estimate that we will amortize $2 million of prior service cost and $22 million of actuarial loss for the pension plans from shareholders’ equity to pension expense in 2010. Comparable 2009 amounts were $2 million and $8 million.
     Projected benefit obligations relating to our unfunded U.S. plans were $110 million and $112 million at March 31, 2009 and 2008. Pension costs are funded based on the recommendations of independent actuaries.
     Expected benefit payments for our pension plans are as follows: $38 million, $35 million, $38 million, $31 million and $31 million for 2010 to 2014, and $262 million for 2015 through 2019. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $17 million for 2010.
     Should the financial markets continue to deteriorate, the decline in fair value of the plan assets may result in increased total pension costs in the future and may also result in additional future cash contributions in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements. We currently do not expect additional cash contributions to be material.
     Weighted average asset allocations of the investment portfolio for our pension plans at March 31 and target allocations are as follows:

		Percentage of Fair Value of Total
	Target	Plan Assets
	Allocation	2009	2008

Assets Category
Equity securities	59%	52%	56%
Fixed income	33%	36%	35%
Other	8%	12%	9%

Total	100%	100%	100%

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
     Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	2009	2008	2007

Net periodic pension expense
Discount rates	5.34%	5.33%	5.35%
Rate of increase in compensation	3.93	3.85	3.83
Expected long-term rate of return on plan assets	7.75	7.53	7.47
Benefit obligation
Discount rates	7.74%	6.18%	5.70%
Rate of increase in compensation	3.93	4.01	3.97
Expected long-term rate of return on plan assets	7.90	8.04	8.09

McKESSON CORPORATION

FINANCIAL NOTES (Continued)
     McKesson’s U.S. defined benefit pension plans use a discount rate based on a yield curve approach. We use a portfolio of high quality corporate bonds rated AA or better whose maturity is timed with the expected payments of our plans. For March 31, 2009, we used a discount rate of 7.95% which represents an increase of 162 basis points from our 2008 discount rate of 6.33%.
     Sensitivity to changes in the weighted-average discount rate for our U. S. pension plans is as follows:

Projected
	Percentage	Benefit
(In millions)	Point Change	Obligation	Expense
	+/- 1.0 pt	(27)/31	(2)/2

Other Defined Benefit Plans
     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefit liabilities upon our withdrawal from the plan, however information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2009, 2008 and 2007.
Defined Contribution Plans
     We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Eligible employees may contribute to the PSIP up to 20% of their monthly eligible compensation for pre-tax contributions and up to 67% of compensation for catch-up contributions not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual limit, effective 2008. Prior to 2009, the Company provided for the PSIP contributions primarily with its common shares through its leveraged ESOP.
     The ESOP has purchased an aggregate of 24 million shares of the Company’s common stock since its inception. These purchases were financed by 10 to 20 year loans from or guaranteed by us. At March 31, 2009, the ESOP’s outstanding borrowing is reported as short-term debt of the Company and the related receivables from the ESOP are shown as a reduction of stockholders’ equity. The loans are repaid by the ESOP from interest earnings on cash balances and common dividends on unallocated shares and Company cash contributions. The ESOP loan maturities and rates are identical to the terms of related Company borrowings. Stock is made available from the ESOP based on debt service payments on ESOP borrowings. ESOP expense and other contribution expense, including interest expense on ESOP debt, was $53 million, $13 million and $13 million in 2009, 2008 and 2007. ESOP expense for 2008 and 2007 was significantly lower than 2009 due to the utilization of lower cost basis shares in the ESOP to fund the Company’s matching contributions. Approximately 1 million shares of common stock were allocated to plan participants in 2008 and 2007. In 2009, the Company made contributions primarily in cash or with the issuance of treasury shares. At March 31, 2009, substantially all of the 24 million common shares had been allocated to plan participants. As a result, we will need to fund most of our future PSIP contributions with cash or treasury shares.
     As previously reported on the PSIP’s Annual Report on Form 11-K for the year ended March 31, 2008, the PSIP is a member of the settlement class in the Consolidated Securities Litigation Action (refer to Financial Note 18, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K). On April 27, 2009, the court issued an order approving the distribution of the settlement funds. At this time, we do not know the date on which the distribution of settlement funds to the PSIP will occur.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
14.	Postretirement Benefits
     We maintain a number of postretirement benefits, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. We also provide postretirement benefits for certain U.S. executives. We adopted the measurement provisions of SFAS No. 158 in the fourth quarter of 2009. As required, our defined benefit plan obligations are now measured as of the Company’s fiscal year-end. We previously performed this measurement at December 31.
     The net periodic expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2009	2008	2007

Service cost—benefits earned during the year	$1	$2	$2
Interest cost on projected benefit obligation	10	10	11
Amortization of unrecognized actuarial loss (gain) and prior service costs	(14)	4	16

Net periodic postretirement expense	$(3)	$16	$29

     Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	15 Month	12 Month
	Period Ending	Period Ending
	March	December
(In millions)	31, 2009	31, 2007

Change in benefit obligations
Benefit obligation at beginning of period	$157	$183
SFAS No. 158 measurement date adjustment	3	—
Service cost	1	2
Interest cost	10	10
Plan amendments and other	6	5
Actuarial gain	(30)	(27)
Benefit payments	(14)	(16)

Benefit obligation at end of period	$133	$157

     We estimate that we will amortize $24 million of actuarial gain for the other postretirement plans from shareholders’ equity to other postretirement expense in 2010. The comparable 2009 amount was $13 million of actuarial gain. The increase in this benefit is primarily due to favorable healthcare cost trends.
     Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans, net of expected Medicare subsidy receipts of $16 million, are as follows: $15 million annually for 2010 to 2014, and $67 million cumulatively for 2015 through 2019. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $15 million for 2010.
     Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 6.19%, 5.78% and 5.55% for 2009, 2008 and 2007. Weighted-average discount rates for the actuarial present value of benefit obligations were 7.86%, 6.19% and 5.78% for 2009, 2008 and 2007.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 9% and 10% for prescription drugs, 7% and 9% for medical and 6% and 7% for dental in 2009 and 2008. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For 2009, 2008 and 2007, a one-percentage-point increase or a one-percentage-point decrease in the assumed healthcare cost trend rate would impact total service and interest cost components by approximately $1 million to $2 million and the postretirement benefit obligation by approximately $12 million to $15 million.
15.	Financial Instruments and Hedging Activities
     At March 31, 2009 and 2008, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. The carrying amounts and estimated fair values of our long-term debt were $2,509 million and $2,545 million at March 31, 2009 and $1,797 million and $1,861 million at March 31, 2008. The estimated fair value of our long-term debt was determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.
     In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit these risks through the use of derivatives such as interest rate swaps and forward contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes. The volume of activity related to derivative financial instruments was not material for 2009, 2008 and 2007.
16.	Lease Obligations
     We lease facilities and equipment primarily under operating leases. At March 31, 2009, future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year for years ending March 31 are:

Noncancelable
Operating
(In millions)	Leases

2010	$105
2011	90
2012	72
2013	48
2014	33
Thereafter	79

Total minimum lease payments	$427

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Rental expense under operating leases was $146 million, $149 million and $117 million in 2009, 2008 and 2007. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Most real property leases contain renewal options and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for any period presented.
17.	Financial Guarantees and Warranties
Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. The inventory repurchase agreements mostly range from one to two years. Customer guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our other customer guarantees are secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of these guarantees cannot reasonably be estimated. At March 31, 2009, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $102 million and $10 million, none of which had been accrued.
     At March 31, 2009, we had commitments of $2 million of cash contributions to our equity-held investments, for which no amounts had been accrued.
     The expirations of the above noted financial guarantees and commitments are as follows: $51 million, $23 million, $1 million, $1 million and nil from 2010 through 2014 and $38 million thereafter.
     In addition, our banks and insurance companies have issued $115 million of standby letters of credit and surety bonds on our behalf mostly in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
     We are party to the significant legal proceedings described below. Based on our experience, we believe that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in the unresolved legal proceedings described below. Should any one of these proceedings against us, or a combination of more than one, be successful or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     I. Accounting Litigation
     Following the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company (“HBOC”) and now known as McKesson Information Solutions LLC, were improperly recorded as revenue and reversed, numerous lawsuits were filed against McKesson, HBOC, certain of McKesson’s or HBOC’s current or former officers or directors, and other defendants. Although almost all of these cases (collectively “the Securities Litigation”) have now been resolved, certain matters remain pending as more fully described below. On January 12, 2005, we announced that we reached an agreement to settle the previously-reported action in the Northern District of California captioned: In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Securities Litigation Action”).

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The two remaining matters are Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F). Plaintiffs allege fraud and deceit; additionally, plaintiff Green seeks indemnification in connection with a class action lawsuit, now settled, which was filed on behalf of participants in the McKesson Corporation Profit Sharing Investment Plan against McKesson Corporation and Green, among others, and for other unspecified losses. Plaintiffs seek actual and punitive damages, attorneys’ fees and costs of suit in amounts unspecified in the complaint. The Company and HBOC have answered the complaints in each of these actions, generally denying the allegations and any liability to plaintiffs. In April 2007, we filed motions to disqualify the Green and Hall Family Investments, L.P. damages experts, who had opined that plaintiffs incurred approximately $150 million in actual damages, and for summary judgment. On December 13, 2007, the trial judge denied those motions. On January 3, 2008, following certification by the trial court of an appeal from her rulings on the disqualification and summary judgment motions, we applied to the Georgia Court of Appeals, seeking acceptance of an interlocutory appeal from the trial court rulings and on January 29, 2008, the Court of Appeals granted that application. Our appeal has been fully briefed and was argued to a three judge panel of the Court of Appeals on February 12, 2009, but no decision has yet been rendered.
     II. Average Wholesale Price Litigation
     The following matters involve a drug reimbursement benchmark referred to as the AWP utilized by some public and private payors to calculate at least some portion of the amount a pharmacy will be reimbursed for dispensing a covered branded drug.
          Private Payor RICO and Antitrust Actions
     On June 2, 2005, a civil class action complaint was filed against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund, et al. v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 1:05-CV-11148-PBS) (the "Private Payor RICO Action”). Plaintiffs are four health benefit plans. The complaint alleges that in late 2001 and early 2002 the Company and co-defendant First DataBank, Inc. (“FDB”) conspired to improperly raise the published AWP of certain prescription drugs and that this alleged conduct resulted in higher drug reimbursement payments by plaintiffs and others similarly situated. Plaintiffs purport to represent a class of third party payors and consumers who paid any portion of the price of certain prescription drugs to the extent their portion was based upon the AWPs published by FDB during the period January 1, 2002 to March 15, 2005.
     The complaint purports to state claims against the Company based on the federal Racketeer Influenced and Corrupt Organizations Act (“RICO,”) 18 U.S.C. § 1962(c); California’s Business and Professions Code §§ 17200 and 17500 and common law civil conspiracy. The complaint also alleges two additional claims against defendant FDB only for violation of California’s Consumers Legal Remedies Act, California Civil Code § 1750 and for common law negligent misrepresentation. Plaintiffs seek injunctive relief, as well as compensatory and treble damages, attorneys’ fees and costs.
     On July 21, 2006, the plaintiffs filed a First Amended Complaint (“FAC,”) asserting essentially the same claims against the Company and adding an additional named plaintiff. The FAC also included an alternative count under the consumer protection statutes of numerous states if the court determined that California law was not applicable to the entire class. The FAC modified the definition of the alleged class to include third party payors (but not consumers) whose pharmaceutical payments for certain prescription drugs were based upon AWP (not limited to the AWP published by FDB) during the time period August 1, 2001 to March 15, 2005.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On November 30, 2006, plaintiffs filed a Second Amended Complaint (“SAC”) which added a class of consumers that made percentage co-payments in addition to the third party payor class (“consumer co-pay class”). In addition, the SAC added a claim under California Civil Code § 3345 for treble damages for unfair practices. On November 6, 2007, plaintiffs filed a Third Amended Complaint (“TAC”) largely repeating the allegations of the SAC and adding a new class of uninsured consumers who paid usual and customary (“U&C”) prices for the prescription drugs at issue in the case (“U&C class”). The TAC asserts the same claims asserted in the SAC on behalf of the third party payor class, the consumer co-pay class and the U&C class, with the exception that the claims of the U&C class are alleged to run through the present.
     On March 19, 2008, the district court denied McKesson’s motion to dismiss and for judgment on the pleadings with respect to the RICO claims asserted in the TAC. On May 1, 2008, McKesson answered the TAC, denying the core factual allegations and asserting numerous affirmative defenses.
     Also on March 19, 2008, the district court entered an order certifying the consumer co-pay class for all purposes for the period August 1, 2001 to May 15, 2005, certifying the third party payor class for liability and equitable relief for the period from August 1, 2001 to May 15, 2005 and certifying the third party payor class for damages for the period August 1, 2001 to December 31, 2003. This order supplanted an earlier order of the court which denied, without prejudice, plaintiffs’ motion to certify a damages class for the third party payor class.
     On April 2, 2008, McKesson petitioned the First Circuit Court of Appeals to allow immediate appeal of the district court’s March 19 class certification order. On May 16, 2008, the First Circuit denied the petition for leave to appeal.
     On December 10, 2007, the same plaintiffs named in the TAC in the Private Payor RICO Action filed a separate civil class action complaint under federal and state antitrust laws against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund, et al. v. McKesson Corporation, (Civil Action No. 1:07-CV-12277-PBS) (the “Antitrust Action”). The Antitrust Action purports to be brought on behalf of the same classes and is based on the same set of operative facts as the Private Payor RICO Action.
     The complaint purports to state claims against the Company for violation of the Sherman Act, 15 U.S.C. § 1, California Business & Professions Code § 16700 et seq., and antitrust laws for indirect purchasers for the States of Arizona, Hawaii, Iowa, Kansas, Maine, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, West Virginia and Wisconsin and the District of Columbia. The complaint seeks declaratory relief, as well as compensatory and treble damages, attorneys’ fees and costs.
     McKesson moved to dismiss the complaint in the Antitrust Action on January 31, 2008. On August 26, 2008, the court granted McKesson’s motion to dismiss the complaint, without leave to amend, and terminated the action. No appeal was filed.
     On November 21, 2008, the Company announced that it had reached an agreement with plaintiffs to pay $350 million in settlement of all claims on behalf of the three private payor classes alleged in the Private Payor RICO Action relating to FDB’s published AWPs, along with the claims brought by these same private payors alleged in the Antitrust Action. The Company also announced on November 21 that it recorded a reserve of $143 million for pending and expected claims by public payor entities relating to FDB’s published AWPs. As a result, in the third quarter of 2009, we recorded a $493 million pre-tax charge. The private payor settlement provides that the Company will pay $350 million into a settlement escrow in installments following preliminary and final approvals of the settlement, which escrow account shall be used for settlement administration costs, including notice, attorneys’ fees as approved by the court and distribution to class members in a manner determined by plaintiffs subject to court approval. To date, approximately $55 million has been paid by the Company into the settlement escrow and the balance of the $350 million will be due and owing 45 days following final approval of the settlement by the trial court. Accordingly, $350 million is recorded in current liabilities on our consolidated balance sheet at March 31, 2009. The settlement also provides that the certified settlement classes will release all claims against the Company relating to FDB’s published AWPs, whenever such claims were incurred. On March 5, 2009, the court gave preliminary approval to the amended settlement and scheduled a fairness hearing for July 23, 2009, at which time final approval will be considered.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
          The Public Payor AWP Cases
     Commencing in May of 2008, a series of complaints alleging claims nearly identical to the Private Payor RICO and Antitrust Actions were filed by various public payors — governmental entities who paid any portion of the price of certain prescription drugs. These actions were all filed in the United States District Court for the District of Massachusetts and were ultimately consolidated under the caption “In re McKesson Governmental Entities Average Wholesale Price Litigation.” The public payor actions are assigned to the same court assigned to the related claims of private payors. A description of these actions is as follows:
          The San Francisco Action
     On May 20, 2008, an action was filed by the San Francisco Health Plan on behalf of itself and a purported class of political subdivisions in the State of California and by the San Francisco City Attorney on behalf of the “People of the State of California” in the United States District Court for the District of Massachusetts against the Company as the sole defendant, alleging violations of civil RICO, the California Cartwright Act, California’s false claims act, California Business and Professions Code §§ 17200 and 17500 and seeking damages, treble damages, civil penalties, restitution, interest and attorneys’ fees, all in unspecified amounts, San Francisco Health Plan, et al. v. McKesson Corporation, (Civil Action No. 1:08-CV-10843-PBS) (“San Francisco Action”). On July 3, 2008, an amended complaint was filed in the San Francisco Action adding a claim for tortious interference. On January 13, 2009, a second amended complaint was filed in the San Francisco Action that abandoned all previously alleged antitrust claims.
          The Connecticut Action
     On May 28, 2008, an action was filed by the State of Connecticut in the United States District Court for the District of Massachusetts against the Company, again as the sole defendant, alleging violations of civil RICO, the Sherman Act and the Connecticut Unfair Trade Practices Act and seeking damages, treble damages, restitution, interest and attorneys’ fees, all in unspecified amounts, State of Connecticut v. McKesson Corporation, (Civil Action No. 1:08-CV-10900-PBS) (“Connecticut Action”). On January 13, 2009, an amended complaint was filed in the Connecticut Action abandoning all previously alleged antitrust claims.
          The Douglas County, Kansas Nationwide Class Action
     On August 7, 2008, an action was filed in the United States District Court for the District of Massachusetts by the Board of County Commissioners of Douglas County, Kansas on behalf of itself and a purported national class of state, local and territorial governmental entities against the Company and FDB alleging violations of civil RICO and federal antitrust laws and seeking damages and treble damages, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, Board of County Commissioners of Douglas County, Kansas v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11349-PBS) (“Douglas County, Kansas Action”).
     Separate class actions based on essentially the same factual allegations were subsequently filed against the Company and FDB in the United States District Court for the District of Massachusetts by the City of Panama City, Florida on August 18, 2008 (“Florida Action”), the State of Oklahoma on October 15, 2008 (“Oklahoma Action”), the County of Anoka, Minnesota on November 3, 2008 (“Minnesota Action”), Baltimore, Maryland on November 7, 2008 (“Maryland Action”), Columbia, South Carolina on December 12, 2008 (“South Carolina Action”) and Goldsboro, North Carolina on December 15, 2008 (“North Carolina Action”) in each case on behalf of the filing entity and a class of state and local governmental entities within the same state, alleging violations of civil RICO, federal and state antitrust laws and various state consumer protection and deceptive and unfair trade practices statutes, and seeking damages and treble damages, civil penalties, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On December 24, 2008, an amended and consolidated class action complaint was filed in the Douglas County, Kansas Action. The amended complaint added the named plaintiffs from the Florida, Oklahoma, Minnesota, Maryland, South Carolina and North Carolina Actions and abandoned the previously alleged antitrust claims. On January 9, 2009, the Florida, Oklahoma, Minnesota, Maryland, South Carolina and North Carolina Actions were voluntarily dismissed without prejudice. On March 3, 2009, a second amended and consolidated class action complaint was filed in the Douglas County, Kansas Action, adding the state of Montana as a plaintiff, adding Montana state law claims and adding a claim for tortious interference.
     On February 10, 2009, plaintiffs in the Douglas County, Kansas Action filed a notice of dismissal without prejudice of defendant FDB. On April 2, 2009, the Company filed Answers to each of the pending complaints in the San Francisco Action, the Connecticut Action and the County of Douglas, Kansas Action denying the core factual allegations and asserting numerous affirmative defenses. On April 9, 2009, the Company filed a demand for a jury in each of these actions.
     On March 11, 2009, the court set a discovery cut-off in all of the consolidated actions of October 30, 2009, a class certification hearing in the Douglas County, Kansas and San Francisco Actions of February 10, 2010 and trial in the Connecticut Action for July 19, 2010. No trial date is set in the San Francisco and Douglas County, Kansas Actions. The parties are currently engaged in discovery.
          The New Jersey United States’ Attorney’s Office AWP Investigation
     In June of 2007, the Company was informed that a qui tam action by an unknown relator was previously filed in the United States District Court in the District of New Jersey, purportedly on behalf of the United States, twelve states (California, Delaware, Florida, Hawaii, Illinois, Louisiana, Massachusetts, Nevada, New Mexico, Tennessee, Texas and Virginia) and the District of Columbia against the Company and seven other defendants. The Company has not been provided with the original complaint, which was filed in 2005, and does not know the identity of the original parties to the action. The Company was advised that the United States and the various states are considering whether to intervene in the suit, but none has done so to date. The suit thus remains under seal and has not been served on the Company.
      In January 2009, the Company was provided with a courtesy copy of a third amended complaint filed in the qui tam action. This complaint has also not been served on the Company. The third amended complaint alleges multiple claims against the Company under the federal False Claims Act and the various states’ and District of Columbia’s false claims statutes. These and additional claims are also alleged against other parties. The claims arise out of alleged manipulation of AWP by defendants which plaintiffs claim caused them to pay more than they should have in reimbursement for prescription drugs covered by various government programs that base reimbursement payments on AWP. The complaint is brought on behalf of the United States, the twelve states named above, ten additional states (Georgia, Indiana, Michigan, Montana, New Hampshire, New Jersey, New York, Oklahoma, Rhode Island and Wisconsin) and the District of Columbia and seeks damages including treble damages and civil penalties (which the relator claims would be several billion dollars) as provided under the various False Claims Act statutes, as well as attorneys’ fees and costs.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     III. Product Liability Litigation
     The Company is a defendant in approximately 571 cases alleging that the plaintiffs were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). The cases typically assert causes of action for strict liability, negligence, breach of warranty and false advertising for improper design, testing, manufacturing and warnings relating to the manufacture and distribution of Vioxx. None of the cases involving the Company is scheduled for trial. The Company has tendered each of these cases to Merck and has reached an agreement with Merck to defend and indemnify the Company.
     We, through our former McKesson Chemical Company division, are named in approximately 475 cases involving the alleged distribution of asbestos. These cases typically involve either single or multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1987 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar,”) we have tendered each of these actions to Univar. Univar has raised questions concerning the extent of its obligations under the indemnification agreement. Univar continues to defend the Company in some of these cases, but since February 2005 has been rejecting tenders and accordingly, the Company is incurring defense costs in connection with the more recently served actions. The Company believes that Univar remains obligated under the terms of the indemnification agreement. The Company has filed an arbitration demand against Univar pursuant to the indemnification agreement seeking a determination that the liability for these cases is Univar’s responsibility. An arbitration date of August 31, 2009 has been agreed upon for commencement of the arbitration of this dispute. In addition to its indemnification rights against Univar, the Company believes that portions of these claims are covered by insurance and is pursuing that coverage.
     IV. Other Litigation and Claims
     On May 3, 2004, judgment was entered against us and one of our employees in the action captioned Roby v. McKesson HBOC, Inc. et al., (Superior Court for Yolo County, California, Case No. CV01-573). Former employee Charlene Roby (“Roby”) brought claims for wrongful termination, disability discrimination and disability-based harassment against McKesson and a claim for disability-based harassment against her former supervisor. The jury awarded Roby compensatory damages against McKesson and against her supervisor in the total amount of $4 million and punitive damages in the amount of $15 million against McKesson. Following post-trial motions, the trial court reduced the amount of compensatory damages against McKesson to $3 million, the punitive damages awarded against both defendants and the compensatory damages awarded against the individual employee defendant were not reduced. We filed a Notice of Appeal, seeking reduction or reversal of the compensatory and punitive damage awards and the award of attorneys’ fees. On December 26, 2006, the Court of Appeals for the Third Appellate District of California issued its decision reversing the verdict for harassment against Roby’s supervisor, reducing the compensatory damages against McKesson from $3 million to $1 million and reducing punitive damages from $15 million to $2 million. Following the rejection of Roby’s petition for rehearing before the Court of Appeals, plaintiff petitioned for review by the California Supreme Court, which was granted on April 18, 2007. The briefing for the appeal has been completed and the parties await the court’s order scheduling the appeal for oral argument.
      On July 14, 2006, an action was filed in the United States District Court for the Eastern District of New York against McKesson, two McKesson employees, several other drug wholesalers and numerous drug manufacturers, RxUSA v. Alcon Laboratories et al., (Case No. 06-CV-3447-DRH). Plaintiff alleges that we, along with various other defendants, unlawfully engaged in monopolization and attempted monopolization of the sale and distribution of pharmaceutical products in violation of the federal antitrust laws, as well as in violation of New York State’s Donnelly Act. We are also alleged to have violated the Sarbanes-Oxley Act of 2002; and our employees are alleged to have violated the Donnelly Act, the Sarbanes-Oxley Act and Sections 1962 (c) and (d) of the civil RICO statute. Plaintiff alleges generally that defendants have individually, and in concert with one another, taken actions to create and maintain a monopoly and to exclude secondary wholesalers, such as the plaintiff, from the wholesale pharmaceutical industry. The complaint seeks monetary damages of approximately $1.6 billion and also seeks treble damages, attorneys’ fees and injunctive relief. All defendants have filed motions to dismiss all claims. The motions were fully briefed and submitted to the trial court on March 13, 2007. The court has not yet decided any of the motions and has not set a date to hear oral argument on the motions. Discovery has been stayed subject to disposition of the motions to dismiss. No trial date has been set.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On October 3, 2008, the United States filed a complaint in intervention in the United States District Court for the Northern District of Mississippi, naming as defendants, among others, the Company and its former indirect subsidiary, McKesson Medical-Surgical MediNet Inc., now merged into and doing business as McKesson Medical-Surgical MediMart Inc., United States v. McKesson Corporation, et al., (Civil Action No. 2:08-CV-00214-SA). On December 3, 2008, the Company filed motions to dismiss the complaint on grounds that its allegations lack the particularity required by the Federal Rules of Procedure and on grounds that the complaint fails to state a claim under the False Claims Act, 31 U.S.C. Sections 3729-33. Briefing of the Company’s motions has been completed and the parties are awaiting the court’s order setting a date for oral argument.
     Between 1976 and 1987, our former McKesson Chemical Company division operated a repackaging facility in Santa Fe Springs, California. We have been actively remediating the contamination at this site since 1994. Angeles Chemical Company (“Angeles”) conducted similar repackaging activities at its property adjacent to the Company’s site between 1976 and 2000. In late 2001, Angeles filed an action against McKesson, Angeles Chemical Company v. McKesson Corporation, et al., (United States District Court for the Central District of California Case No. 01-10532-TJH) claiming that McKesson’s contamination migrated to Angeles’ property. The causes of action in the current complaint purport to state claims based on the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) and the Resource Conservation and Recovery Act, as well as allege various state law claims, such as nuisance, trespass, negligence, defamation, interference with prospective advantage, unfair business practices and for declaratory relief, among others. Angeles seeks injunctive relief, as well as compensatory and punitive damages, attorneys’ fees and costs in an unspecified amount. We have answered the complaint, denying liability and asserting affirmative defenses. Fact and expert discovery are closed and trial has been set for October 13, 2009.
     V. Government Investigations and Subpoenas
     From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such requests and subpoenas include the following: (1) we have responded to a request from the Federal Trade Commission for certain documents as part of a non-public investigation to determine whether the Company may have engaged in anti-competitive practices with other wholesale pharmaceutical distributors in order to limit competition for provider customers seeking distribution services; (2) we have received and responded to a Civil Investigative Demand from the Attorney General’s Office of the State of Tennessee apparently in connection with an investigation into possible violations of the Tennessee Medicaid False Claims Act in connection with repackaged pharmaceuticals; (3) we have responded to a subpoena from the office of the Attorney General of the State of New York requesting documents and other information concerning our participation in the secondary or “alternative source” market for pharmaceutical products; (4) we have received and have responded, or are in the process of responding to subpoenas and requests for information from a number of Offices of state Attorney Generals or other state agencies, relating to the pricing, including FDB’s AWPs, for branded and generic drugs; and (5) we are responding to a subpoena, issued by the United States Attorney’s Office (“USAO”) in Houston, which seeks documents relating to billing and collection services performed by our subsidiary, Per-Se for certain healthcare operations associated with the University of Texas from 2004 to the present.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     As previously reported, on January 26, 2007, we acquired Per-Se, which became a wholly owned subsidiary of McKesson. Prior to its acquisition, Per-Se had publicly disclosed that in December 2004, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation relating to accounting matters at NDCHealth Corporation (“NDCHealth,”) a then public company which was acquired by Per-Se in January 2006, prior to our acquisition of Per-Se. In March 2005, NDCHealth restated its financial statements for the fiscal years ended May 28, 2004, May 30, 2003 and May 31, 2002 and for the fiscal quarters ended August 22, 2004 and August 29, 2005 to correct errors relating to certain accounting matters. NDCHealth produced documents to the SEC and fully cooperated with the SEC in its investigation. The SEC has taken testimony from a number of current and former NDCHealth employees. There has been no activity in this matter for some time and the SEC has taken no action against NDCHealth or its successor to date.
     VI. Environmental Matters
     Primarily as a result of the operation of our former chemical businesses, which were fully divested by 1987, we are involved in various matters pursuant to environmental laws and regulations. We have received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at eight sites where we, or entities acquired by us, formerly conducted operations and we, by administrative order or otherwise, have agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, we are one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these eight sites. Although the Company’s potential allocation under either directive cannot be determined at this time, we have agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.
     Based on a determination by our environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these eight sites is $11 million, net of approximately $2 million that third parties have agreed to pay in settlement or we expect, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $11 million is expected to be paid out between April 2009 and March 2029. Our estimated liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.
     In addition, we have been designated as a PRP under the Superfund law for environmental assessment and cleanup costs as the result of our alleged disposal of hazardous substances at 19 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. Our estimated liability at those 19 sites is approximately $1 million. The aggregate settlements and costs paid by us in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Share repurchase plans: Stock repurchases may be made from time to time in open market or private transactions. Information regarding our share repurchase activity is as follows:

	Share Repurchases (1)
			Approximate Dollar
			Value of Shares that
	Total		May Yet Be
	Number of Shares	Average Price Paid	Purchased Under
(In millions, except price per share)	Purchased (2) (3)	Per Share	the Programs

Balance, March 31, 2006			$1
Share repurchase plans approved
April 2006			500
July 2006			500
Shares repurchased	20	$51.46	(1,001)

Balance, March 31, 2007			—
Share repurchase plans approved
April 2007			1,000
September 2007			1,000
Shares repurchased	28	$59.48	(1,686)

Balance, March 31, 2008			314
Share repurchase plan approved
April 2008			1,000
Shares repurchased	10	$50.52	(484)

Balance, March 31, 2009			830

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced programs.

(3)	The number of shares purchased reflects rounding adjustments.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time to time pursuant to its stock repurchase program. During the second quarter of 2009, all of the 4 million repurchased shares, which we purchased for $204 million, were formally retired by the Company. The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $165 million was recorded as a decrease to retained earnings.
20. Related Party Balances and Transactions
     Notes receivable outstanding from certain of our current and former officers and senior managers totaled $16 million at March 31, 2009 and 2008. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 4.7% to 7.1% and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are at full recourse to the borrower. At March 31, 2009, the value of the underlying stock collateral was $7 million. The collectability of these notes is evaluated on an ongoing basis. As a result, we recorded net credits of $2 million in 2007 based on changes in price of the underlying stock collateral. At March 31, 2009 and 2008, we provided a reserve of approximately $9 million and $6 million for the outstanding notes. Other receivable balances held with related parties, consisting of loans made to certain officers and senior managers and an equity-held investment, at March 31, 2009 and 2008 amounted to $1 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     We incurred $10 million in 2009 and 2008 and $8 million in 2007 of annual rental expense paid to an equity-held investment. In addition, in 2007 we purchased $3 million of services from an equity-held investment.
21. Supplemental Cash Flow Information

	Years Ended March 31,
(In millions)	2009	2008	2007

Cash paid for:
Interest	$139	$146	$100
Income taxes, net of refunds	235	(66)	27

22. Segments of Business
     We report our operations in two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments based on operating profit before interest expense, income taxes and results from discontinued operations.
     The Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment, and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells pharmacy software and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), one of the leading pharmaceutical distributors in Mexico and a 39% interest in Parata, which sells automated pharmaceutical dispensing systems to retail pharmacies.
     The Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, to healthcare organizations. The segment also includes our Payor group of businesses, which includes our InterQual®, clinical auditing and compliance software businesses and our disease and medical management programs. The segment’s customers include integrated delivery networks, hospitals, physician practices, home healthcare providers, retail pharmacies and payors from North America, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel.
     Revenues for our Technology Solutions segment are classified in one of three categories: services, software and software systems and hardware. Services revenues primarily include fees associated with installing our software and software systems, as well as revenues associated with software maintenance and support, remote processing, disease and medical management, and other outsourcing and professional services. Software and software systems revenues primarily include revenues from licensing our software and software systems, including the segment’s clinical auditing and compliance and InterQual® businesses.
     Our Corporate segment includes expenses associated with Corporate functions and projects, certain employee benefits and the results of certain joint venture investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,
(In millions)	2009	2008	2007

Revenues
Distribution Solutions (1)
U.S. pharmaceutical direct distribution & services	$66,876	$60,436	$54,127
U.S. pharmaceutical sales to customers’ warehouses	25,809	27,668	27,555

Subtotal	92,685	88,104	81,682
Canada pharmaceutical distribution & services	8,225	8,106	6,692
Medical-Surgical distribution & services	2,658	2,509	2,364

Total Distribution Solutions	103,568	98,719	90,738

Technology Solutions Services (2)	2,337	2,240	1,537
Software and software systems	572	591	536
Hardware	155	153	166

Total Technology Solutions	3,064	2,984	2,239

Total	$106,632	$101,703	$92,977

Operating profit (3)
Distribution Solutions (4)	$1,158	$1,483	$1,395
Technology Solutions (2)	334	319	206

Total	1,492	1,802	1,601
Corporate	(284)	(208)	(211)
Litigation credits	—	5	6
Interest expense	(144)	(142)	(99)

Income from continuing operations before income taxes	$1,064	$1,457	$1,297

Depreciation and amortization (5)
Distribution Solutions	$177	$144	$126
Technology Solutions	205	180	123
Corporate	59	47	46

Total	$441	$371	$295

Expenditures for long-lived assets (6)
Distribution Solutions	$83	$96	$57
Technology Solutions	43	54	42
Corporate	69	45	27

Total	$195	$195	$126

Segment assets, at year end
Distribution Solutions	$18,674	$18,382	$16,429
Technology Solutions	3,606	3,797	3,642

Total	22,280	22,179	20,071
Corporate Cash and cash equivalents	2,109	1,362	1,954
Other	878	1,062	1,918

Total	$25,267	$24,603	$23,943

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for 2009, 2008 and 2007.

(2)	Revenues and operating profit for 2008 for our Technology Solutions segment reflect the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.

(3)	Operating profit includes $7 million, $21 million and $23 million of net earnings from equity investments in 2009, 2008 and 2007. These earnings are primarily recorded within our Distribution Solutions segment.

(4)	Operating profit includes the following pre-tax items: a $63 million charge to write-down two equity-held investments, a $493 million charge associated with the AWP Litigation and a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan.

(5)	Depreciation and amortization includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(6)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Revenues and property, plant and equipment by geographic areas were as follows:

	Years Ended March 31,
(In millions)	2009	2008	2007

Revenue
United States	$98,194	$93,389	$86,026
International	8,438	8,314	6,951

Total	$106,632	$101,703	$92,977

Property, plant and equipment, net, at year end
United States	$719	$695	$606
International	77	80	78

Total	$796	$775	$684

     International operations primarily consist of our operations in Canada, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel. We also have an equity-held investment (Nadro) in Mexico. Net revenues were attributed to geographic areas based on the customers’ shipment locations.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
23. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2009
Revenues	$26,704	$26,574	$27,130	$26,224	$106,632
Gross profit	1,268	1,302	1,343	1,465	5,378
Net income (1)(2)(3)(4)	235	327	(20)	281	823
Earnings per common share (1)(2)(3)(4)
Diluted	0.83	1.17	(0.07)	1.01	2.95
Basic	0.85	1.19	(0.07)	1.03	2.99

Cash dividends per common share	$0.12	$0.12	$0.12	$0.12	$0.48
Market prices per common share
High	$58.78	$58.85	$52.55	$45.80	$58.85
Low	51.96	52.32	28.60	34.77	28.60

Fiscal 2008
Revenues	$24,528	$24,450	$26,494	$26,231	$101,703
Gross profit	1,177	1,181	1,204	1,447	5,009
Income after income taxes
Continuing operations	$236	$247	$201	$305	$989
Discontinued operations	(1)	—	—	2	1

Total	$235	$247	$201	$307	$990

Earnings per common share
Diluted
Continuing operations	$0.77	$0.83	$0.68	$1.04	$3.32
Discontinued operations	—	—	—	0.01	—

Total	$0.77	$0.83	$0.68	$1.05	$3.32

Basic
Continuing operations	$0.79	$0.85	$0.69	$1.07	$3.40
Discontinued operations	—	—	—	0.01	—

Total	$0.79	$0.85	$0.69	$1.08	$3.40

Cash dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.24
Market prices per common share
High	$63.90	$62.01	$68.43	$68.40	$68.43
Low	57.72	53.45	56.30	51.08	51.08

(1)	Financial results for the second quarter and full year 2009 include a $24 million pre-tax gain ($14 million after-tax) on sale of our 42% interest in Verispan.

(2)	Financial results for the second and fourth quarters and full year 2009 include $67 million, $22 million and $89 million of income tax credits related to the recognition of previously unrecognized tax benefits and related interest expense as a result of the lapsing of the statutes of limitations.

(3)	Financial results for the third quarter and full year 2009 include a $493 million pre-tax charge ($311 million after-taxes) associated with the AWP Litigation.

(4)	Financial results for the fourth quarter and full year 2009 include a $63 million pre-tax impairment charge ($60 million after-taxes) associated with two equity-held investments.

McKESSON CORPORATION
DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman, President and	Chairman, President and
Chief Executive Officer,	Chief Executive Officer
McKesson Corporation
Jeffrey C. Campbell
Andy D. Bryant	Executive Vice President and
Executive Vice President and	Chief Financial Officer
Chief Administrative Officer,
Intel Corporation	Jorge L. Figueredo
Executive Vice President, Human Resources
Wayne A. Budd
Senior Counsel,	Paul C. Julian
Goodwin Procter LLP	Executive Vice President,
Group President
Alton F. Irby III
Chairman and Founding Partner,	Nicholas A. Loiacono
London Bay Capital	Vice President and Treasurer

M. Christine Jacobs	Marc E. Owen
Chairman of the Board, President, and	Executive Vice President, Corporate Strategy
Chief Executive Officer,	and Business Development
Theragenics Corporation
Nigel A. Rees
Marie L. Knowles	Vice President and Controller
Executive Vice President and
Chief Financial Officer, Retired,	Laureen E. Seeger
Atlantic Richfield Company	Executive Vice President, General Counsel
and Secretary
David M. Lawrence M.D.
Chairman of the Board and Chief Executive Officer, Retired,	Randall N. Spratt
Kaiser Foundation Health Plan, Inc., and	Executive Vice President,
Kaiser Foundation Hospitals	Chief Technology Officer and
Chief Information Officer
Edward A. Mueller
Chairman of the Board and Chief Executive Officer,
Qwest Communications International, Inc.

James V. Napier
Chairman of the Board, Retired
Scientific-Atlanta, Inc.

Jane E. Shaw, Ph.D.
Chairman of the Board and Chief Executive Officer, Retired
Aerogen, Inc.

McKESSON CORPORATION
CORPORATE INFORMATION
Common Stock
     McKesson Corporation common stock is listed on the New York Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.
Stockholder Information
     BNY MELLON Shareowner Services, 480 Washington Boulevard, Newport Office Center VII, 29th Floor, Jersey City, NJ 07310 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates, 1099-DIVs, or to have your dividend check deposited directly into your checking or savings account, stockholders may call BNY MELLON Shareowner Services’ telephone response center at (866) 216-0306, weekdays 9:00 a.m. to 5:00 p.m., ET. For the hearing impaired call (888) 269-5221. BNY MELLON Shareowner Services also has a Web site: http://www.melloninvestor.com/isd — that stockholders may use 24 hours a day to request account information.
Dividends and Dividend Reinvestment Plan
     Dividends are generally paid on the first business day of January, April, July and October. McKesson Corporation’s Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional shares of common stock. Stock in an individual’s Dividend Reinvestment Plan is held in book entry at the Company’s transfer agent, BNY MELLON Shareowner Services. For more information, or to request an enrollment form, call BNY MELLON Shareowner Services’ telephone response center at (866) 216-0306. From outside the United States, call +1-212-815-3700.
Annual Meeting
     McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m., PDT, on Wednesday, July 22, 2009 at the A. P. Giannini Auditorium, 555 California Street, San Francisco, California.