Form 10-Q
period 2009-06-30
MCKESSON CORP
filed 2009-07-28
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-13252

McKESSON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3207296 (I.R.S. Employer Identification No.)

One Post Street, San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)
(415) 983-8300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009

Common stock, $0.01 par value	266,140,008 shares

McKESSON CORPORATION

	Item	Page
	PART I. FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations Quarter ended June 30, 2009 and 2008	3

	Condensed Consolidated Balance Sheets June 30, 2009 and March 31, 2009	4

	Condensed Consolidated Statements of Cash Flows Quarter ended June 30, 2009 and 2008	5

	Financial Notes	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	29

4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

1.	Legal Proceedings	29

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

3.	Defaults Upon Senior Securities	30

4.	Submission of Matters to a Vote of Security Holders	30

5.	Other Information	30

6.	Exhibits	30

	Signatures	30
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2009	2008
Revenues	$26,657	$26,704
Cost of Sales	25,354	25,436

Gross Profit	1,303	1,268
Operating Expenses	844	897

Operating Income	459	371
Other Income, Net	10	21
Interest Expense	(48)	(34)

Income Before Income Taxes	421	358
Income Tax Expense	(133)	(123)

Net Income	$288	$235

Earnings Per Common Share
Diluted	$1.06	$0.83
Basic	$1.07	$0.85

Dividends Declared Per Common Share	$0.12	$0.12

Weighted Average Shares
Diluted	272	282
Basic	270	277
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$2,644	$2,109
Receivables, net	7,532	7,774
Inventories, net	8,615	8,527
Prepaid expenses and other	271	261

Total	19,062	18,671

Property, Plant and Equipment, Net	814	796
Capitalized Software Held for Sale, Net	230	221
Goodwill	3,549	3,528
Intangible Assets, Net	630	661
Other Assets	1,432	1,390

Total Assets	$25,717	$25,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$12,156	$11,739
Deferred revenue	1,088	1,145
Current portion of long-term debt	217	219
Other accrued liabilities	2,480	2,503

Total	15,941	15,606

Long-Term Debt	2,292	2,290
Other Noncurrent Liabilities	1,213	1,178

Other Commitments and Contingent Liabilities (Note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: June 30, 2009 and March 31, 2009 – 800
Shares issued: June 30, 2009 – 353 and March 31, 2009 – 351	4	4
Additional Paid-in Capital	4,434	4,417
Retained Earnings	6,358	6,103
Accumulated Other Comprehensive Loss	(84)	(179)
Other	(8)	(8)
Treasury Shares, at Cost, June 30, 2009 – 87 and March 31, 2009 – 80	(4,433)	(4,144)

Total Stockholders’ Equity	6,271	6,193

Total Liabilities and Stockholders’ Equity	$25,717	$25,267

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2009	2008
Operating Activities
Net income	$288	$235
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	111	106
Deferred taxes	60	10
Share-based compensation expense	24	28
Other non-cash items	18	(4)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	301	(311)
Impact of accounts receivable sales facility	—	325
Inventories	(42)	(272)
Drafts and accounts payable	356	329
Deferred revenue	(84)	(53)
Taxes	17	62
Other	(142)	(141)

Net cash provided by operating activities	907	314

Investing Activities
Property acquisitions	(42)	(40)
Capitalized software expenditures	(44)	(38)
Acquisitions of businesses, less cash and cash equivalents acquired	—	(242)
Other	—	(42)

Net cash used in investing activities	(86)	(362)

Financing Activities
Proceeds from short-term borrowing	5	558
Repayments of short-term borrowings	(6)	(558)
Common stock repurchases, including shares surrendered for tax withholding	(298)	(147)
Common stock transactions – other	31	35
Dividends paid	(34)	(17)
Other	(1)	(1)

Net cash used in financing activities	(303)	(130)

Effect of exchange rate changes on cash and cash equivalents	17	3

Net increase (decrease) in cash and cash equivalents	535	(175)
Cash and cash equivalents at beginning of period	2,109	1,362

Cash and cash equivalents at end of period	$2,644	$1,187

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
     In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” we evaluate our ownership, contractual and other interests in entities to determine if they are VIEs, if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s estimates, among other factors.
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and the results of operations and cash flows for the quarters ended June 30, 2009 and 2008.
     The results of operations for the quarter ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“2009 Annual Report”) previously filed with the SEC on May 5, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued on July 28, 2009.
     Recently Adopted Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides a consistent definition of fair value that focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes leasing from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On April 1, 2008, we adopted SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, we elected to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On April 1, 2009, we adopted the provisions of SFAS No. 157 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The provisions of SFAS No. 157 are applied prospectively. The adoption of the various provisions of SFAS No. 157 on April 1, 2008 and 2009 did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141, “Business Combinations,” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. Additionally, this SFAS provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions made prior to April 1, 2009 are also required to apply the provisions of this standard. The adoption of this SFAS did not have a material impact on our consolidated financial statements; however, the SFAS may have an impact on the accounting for any future acquisitions or divestitures.
     On April 1, 2009, we adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP generally applies to assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination. The adoption of this FSP did not have a material impact on our consolidated financial statements; however, the FSP may have an impact on the accounting for any future acquisitions or divestitures.
     On April 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of this SFAS did not have a material impact on our consolidated financial statements; however, the SFAS may have an impact on any future investments or divestitures of our investments.
     On April 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of this FSP did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The adoption of this FSP did not have a material impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On April 1, 2009, we adopted EITF 08-6, “Equity Method Investment Accounting Considerations.” This EITF provides guidance on how an investor should initially measure an equity method investment, test the investment for other-than-temporary impairment and account for any subsequent equity activities by the investee. Upon adoption, this EITF did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted EITF 08-7, “Accounting for Defensive Intangible Assets.” This EITF provides guidance to situations in which an entity does not intend to actively use an acquired intangible asset but will hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. Upon adoption, this EITF did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP revises guidance for determining how and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. This FSP also expands and increases the frequency of disclosures related to other-than-temporary impairments of both debt and equity securities. Upon adoption, this FSP did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when an asset or liability experienced a significant decrease in volume and activity in relation to their normal market activity. Additionally, this FSP provides guidance on identifying circumstances that may indicate if a transaction is not orderly. Retrospective application of this FSP to a prior interim or annual reporting period was not permitted. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     On June 30, 2009, we adopted FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB Opinion No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in interim financial statements. FSP No. FAS 107-1 and APB Opinion No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this standard did not have a material impact on our consolidated financial statements. Refer to Financial Note 10, “Financial Instruments,” for further discussion.
     On June 30, 2009, we adopted SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard required us to evaluate all subsequent events that occurred after the balance sheet date through the date and time our financial statements are issued.
     Newly Issued Accounting Pronouncements: In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP will become effective for us on March 31, 2010. We do not currently anticipate that this FSP will have a material impact on our consolidated financial statements upon adoption.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. This statement will become effective for us on April 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for VIEs under FIN No. 46(R). This statement will become effective for us on April 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard will become effective for us on July 1, 2009. We do not expect that this standard will have a material impact on our consolidated financial statements upon adoption.
2. Business Acquisitions
     During the first quarter of 2009, we acquired McQueary Brothers Drug Company (“McQueary Brothers”) of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $126 million of the purchase price allocation was assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. During the first quarter of 2010, the acquisition accounting was completed. Financial results for McQueary Brothers have been included within our Distribution Solutions segment since the date of acquisition.
     During the last two years, we also completed a number of other smaller acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
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
     Compensation expense for employee stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We have elected to expense the fair value of RS and RSUs with only graded vesting and service conditions on a straight-line basis over the requisite service period.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. PeRSUs are accounted for as variable awards until the performance goals are reached and the grant date is established. The fair value of PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the PeRSUs are re-valued using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. For PeRSUs granted prior to 2009 with multiple vest dates, we recognize the fair value of these awards on a graded vesting basis over the requisite service period of four years. PeRSUs granted during or after 2009 and the related RSUs (granted during or after 2010) have a single vest date and accordingly, we recognize expense on a straight-line basis over the requisite service period of four years.
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
     The compensation expense recognized under SFAS No. 123(R), “Share-Based Payment,” has been classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset for the quarters ended June 30, 2009 and 2008.
     The components of share-based compensation expense and the related tax benefit for the quarters ended June 30, 2009 and 2008 are shown in the following table:

	Quarter Ended June 30,
(In millions, except per share amounts)	2009	2008

RSUs and RS (1)	$15	$19
PeRSUs (2)	2	2
Stock options	4	4
Employee stock purchase plan	3	3

Share-based compensation expense	24	28
Tax benefit for share-based compensation expense (3)	(8)	(10)

Share-based compensation expense, net of tax	$16	$18

Impact of share-based compensation:
Earnings per share (4)
Diluted	$0.06	$0.06
Basic	$0.06	$0.07

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed based on applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.

(4)	Certain computations may reflect rounding adjustments.
     Share-based compensation expense is affected by our stock price, number and types of annual share-based awards as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior and the attainment of performance goals. As a result, the actual future share-based compensation expense may differ from historical amounts.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
4. Income Taxes
     The Company’s reported income tax rate for the first quarters of 2010 and 2009 was 31.6% and 34.4%. Fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. In addition, income tax expense includes net discrete items of a benefit of $1 million and an expense of $5 million during the first quarters of 2010 and 2009.
     As of June 30, 2009, we had $581 million of unrecognized tax benefits, of which $345 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $27 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At June 30, 2009, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $106 million. We recognized $5 million of interest expense, before any tax benefits, in our condensed consolidated statements of operations during the quarter ended June 30, 2009. We have no amounts accrued for penalties.
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
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended June 30,
(In millions, except per share data)	2009	2008

Net income	$288	$235

Weighted average common shares outstanding:
Basic	270	277
Effect of dilutive securities:
Options to purchase common stock	1	4
Restricted stock/Restricted stock units	1	1

Diluted	272	282

Earnings per common share: (1)
Diluted	$1.06	$0.83
Basic	$1.07	$0.85

(1)	Certain computations may reflect rounding adjustments.
     Approximately 13 million and 12 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended June 30, 2009 and 2008 as their exercise price was higher than the Company’s average stock price for the quarter.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the quarter ended June 30, 2009 are as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2009	$1,869	$1,659	$3,528
Acquisition accounting adjustments	(3)	—	(3)
Foreign currency translation adjustments	8	16	24

Balance, June 30, 2009	$1,874	$1,675	$3,549

     Information regarding intangible assets is as follows:

	June 30,	March 31,
(In millions)	2009	2009

Customer lists	$823	$824
Technology	188	187
Trademarks and other	71	70

Gross intangibles	1,082	1,081
Accumulated amortization	(452)	(420)

Intangible assets, net	$630	$661

     Amortization expense of intangible assets was $30 million for the quarters ended June 30, 2009 and 2008. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets as of June 30, 2009 were 7 years, 3 years and 6 years. Estimated annual amortization expense of these assets is as follows: $118 million, $111 million, $105 million, $86 million and $74 million for 2010 through 2014, and $166 million thereafter. All intangible assets were subject to amortization as of June 30, 2009 and March 31, 2009.
7. Financing Activities
Accounts Receivable Sales Facility
     In May 2009, we renewed our accounts receivable sales facility for an additional one year period under terms similar to those previously in place. The renewed facility will expire in May 2010. The May 2009 renewal increased the committed balance from $1.0 billion to $1.1 billion, although from time-to-time the available amount may be less than $1.1 billion based on concentration limits and receivable eligibility requirements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Through this facility, McKesson Corporation sells certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose legal entities administered by financial institutions. Sales of undivided interests in the receivables by the SPE to the Conduits are accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Receivables sold and receivables retained by the Company are carried at face value, which due to the short-term nature of our accounts receivable and terms of the facility, approximates fair value. McKesson receives cash in the amount of the face value for the receivables sold. No gain or loss is recorded upon sale as fee charges from the Conduits are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the Conduits are accrued at the end of each month and are recorded within administrative expenses in the condensed consolidated statements of operations. Should we default under the accounts receivable sales facility, the Conduits are entitled to receive only collections on receivables owned by the SPE.
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
     Information regarding our outstanding balances related to our interests in accounts receivable sold or qualifying receivables retained is as follows:

	June 30,	March 31,
(In millions)	2009	2009

Receivables sold outstanding (1)	$—	$—
Receivables retained, net of allowance for doubtful accounts	4,752	4,814

(1)	Deducted from receivables, net in the condensed consolidated balance sheets.
     The following table summarizes the activity related to our interests in accounts receivable sold:

	Quarter Ended June 30,
(In millions)	2009	2008

Proceeds from accounts receivable sales	$—	$1,200
Fees and charges (1)	2	1

(1)	Recorded in operating expenses in the condensed consolidated statements of operations.
     The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of June 30, 2009 and March 31, 2009.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facility
     We have a syndicated $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. Total borrowings under this facility were nil and $62 million for the first quarters of 2010 and 2009. As of June 30, 2009 and March 31, 2009, there were no amounts outstanding under this facility.
Commercial Paper
     We issued and repaid nil and $496 million in commercial paper for the first quarters of 2010 and 2009. There were no commercial paper issuances outstanding at June 30, 2009 and March 31, 2009.
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
8. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined benefit pension and other postretirement benefit plans was $8 million and $3 million for the first quarters of 2010 and 2009. Cash contributions to these plans for the first quarters of 2010 and 2009 were $10 million and $7 million.
     As previously reported in our 2009 Annual Report, the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) is a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. The PSIP is anticipating receiving its share of the settlement of approximately $90 million during 2010. Approximately $30 million of the Consolidated Securities Litigation Action proceeds are attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class holding period and will be allocated to the respective participants on that basis. Approximately $60 million of the proceeds are attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (the “ESOP”) suspense account. In accordance with the plan terms, the PSIP will distribute all of the Unallocated Proceeds to current PSIP participants as soon as administratively feasible after the close of the plan year. The receipt of the Unallocated Proceeds by the PSIP is reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and is not a contribution made by the Company to the PSIP or ESOP. Accordingly, there are no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The Company accounts for shares of its common stock contributed to the ESOP prior to 1993 in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans.” SOP 76-3 requires that compensation expense be recognized only to the extent that the Company contributes or commits to contribute to the ESOP. The Company accounts for all contributions of shares of its common stock made to the ESOP after 1993 under SOP 93-6, “Employers’ Accounting for Stock Ownership Plans.” During the first quarter of 2010, the Company contributed $1 million to the ESOP in order to extinguish the remaining ESOP loan and made no commitments to otherwise contribute to the PSIP or ESOP. Upon repayment, our ESOP became a non-leveraged ESOP. At June 30, 2009, of the 24 million shares of the Company’s common stock purchased by the ESOP since its inception, all but 66,444 shares have been allocated to PSIP participants. As a result of the payment, pre-tax PSIP expense for the first quarter of 2010 was $1 million. The Company anticipates that its PSIP expense for the full year will remain at $1 million, as it currently does not anticipate making or committing to make additional contributions to the PSIP or ESOP. As a result, our compensation expense in 2010 will be lower than 2009. During the first quarter and full year 2009, PSIP expense was $17 million and $53 million.
     PSIP expense by segment for the quarters ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30,
(In millions)	2009	2008

Distribution Solutions	$—	$7
Technology Solutions	1	9
Corporate	—	1

PSIP expense	$1	$17

9. Financial Guarantees and Warranties
Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. The inventory repurchase agreements mostly range from one to two years. Customer guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our other customer guarantees are secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of these guarantees cannot reasonably be estimated. As of June 30, 2009, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $92 million and $11 million, none of which had been accrued.
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
10. Financial Instruments
     At June 30, 2009 and March 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at June 30, 2009 and March 31, 2009 are money market fund investments of $2.0 billion and $1.7 billion which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under SFAS No. 157, “Fair Value Measurements.”
     The carrying amounts and estimated fair values of our long-term debt were $2,509 million and $2,657 million at June 30, 2009 and $2,509 million and $2,545 million at March 31, 2009. The estimated fair value of our long-term debt was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our 2009 Annual Report and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     As more fully described in our previous public reports filed with the SEC, we are involved in numerous legal proceedings. For a discussion of these proceedings, please refer to Financial Note 18, “Other Commitments and Contingent Liabilities,” included in our 2009 Annual Report. Significant developments in previously reported proceedings and in other litigation and claims since the referenced filings are set out below.
     As previously reported, in January of 2009, the Georgia Court of Appeals accepted our appeals from trial court rulings denying our summary judgment and expert disqualification motions in the last two remaining lawsuits arising out of our January 12, 1999 acquisition of HBO & Company Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F). On July 14, 2009, the Georgia Court of Appeals issued its opinion on our appeals, ruling that the trial court committed error in denying our motion for summary judgment and reversing the trial court’s ruling. On July 23, 2009, the plaintiffs petitioned the Georgia Supreme Court to take an appeal from the decision of the Georgia Court of Appeals. The Company will oppose the plaintiffs petition to the Georgia Supreme Court.
     We have previously reported on certain private party class action litigation filed against the Company in the United States District Court for Massachusetts relating to alleged misstatements and manipulations of the benchmark for drug reimbursement known as Average Wholesale Price (“AWP”) and regarding a proposed settlement of that litigation, New England Carpenters Health Benefits Fund, et al. v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 1:05-CV-11148-PBS) (the “Private Payor RICO Action”) and New England Carpenters Health Benefits Fund, et al. v. McKesson Corporation, (Civil Action No. 1:07-CV-12277-PBS) (the “Antitrust Action”). The final approval hearing on the Company’s previously disclosed settlement of private party claims was conducted by the trial court as scheduled on July 23, 2009, and July 24, 2009, the trial court issued an order approving the settlement.
     As previously reported regarding the consolidated public payor actions, collectively known as In re McKesson Governmental Entities Average Wholesale Price Litigation, pending in United States District Court for the District of Massachusetts, which actions are based on allegations nearly identical to those made in the AWP Private Payor RICO Action and the Antitrust Action referenced above (Board of County Commissioners of Douglas County, Kansas v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11349-PBS) (“Douglas County, Kansas Action”), San Francisco Health Plan, et al. v. McKesson Corporation, (Civil Action No. 1:08-CV-10843-PBS) (“San Francisco Action”), State of Connecticut v. McKesson Corporation, (Civil Action No. 1:08-CV-10900-PBS) (“Connecticut Action”)), the trial court set a discovery cut-off of October 30, 2009, a class certification hearing in the Douglas County, Kansas and San Francisco Actions of February 10, 2010 and trial in the Connecticut Action for July 19, 2010. No trial date has yet been set or proposed in the San Francisco and Douglas County, Kansas Actions. On July 10, 2009, plaintiffs in the San Francisco, Connecticut and Douglas County, Kansas Actions filed an unopposed motion to modify the court’s scheduling order by moving the discovery cut-off in all of the consolidated actions to January 14, 2010, the class certification hearing in the Douglas County, Kansas and San Francisco Actions to April 2010 and trial in the Connecticut Action to October 2010. The court has not yet ruled on plaintiffs’ motion to modify the previously described schedule. The parties to the In re McKesson Governmental Entities Average Wholesale Price Litigation are currently engaged in class and merits discovery.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Also in connection with the previously disclosed public payor AWP matters, on May 20, 2009, an action was filed in the United States District Court for the District of Massachusetts by Oakland County, Michigan and the City of Sterling Heights, Michigan against the Company as the sole defendant, alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Michigan Antitrust Reform Act, the Michigan Consumer Protection Act, the California Cartwright Act and common law fraud and seeking damages, treble damages, interest and attorneys’ fees, all in unspecified amounts, Oakland County, Michigan et al. v. McKesson Corporation, (Civil Action No. 1:09-CV-10843-PBS) (“Michigan Action”). On July 15, 2009, the Company filed a motion to stay the Michigan Action pending the court’s class certification determination in the Douglas County, Kansas Action.
     As previously reported on November 21, 2008 the Company announced that it had reached an agreement with plaintiffs to pay $350 million in settlement of all claims alleged in the Private Payor RICO Action along with the claims brought in the Antitrust Action. The Company also announced on November 21 that it recorded a reserve of $143 million for pending and expected claims by public entities. The settlement provides that the Company will pay $350 million into a settlement escrow in installments following preliminary and final approval by the U.S. District Court. To date, approximately $55 million has been paid by the Company into the settlement escrow, and the balance of the $350 million is expected to be paid into the settlement escrow during the second quarter of 2010. Accordingly, $350 million is recorded in current liabilities on our condensed consolidated balance sheets at June 30, 2009.
     On July 7, 2009, in the previously reported qui tam false claims lawsuit brought by Relator Thomas F. Jamison, and the United States by way of its complaint in intervention, against the Company, McKesson Medical-Surgical MediMart Inc. and others, all defendants filed motions to dismiss the Relator as a plaintiff based on the court’s lack of subject matter jurisdiction, United States v. McKesson Corporation, et al., (Civil Action No. 2:08-CV-00214-SA,) pending in the United States District Court for the Northern District of Mississippi. Defendants’ motions to dismiss are based on their contention that the Relator was not the original source of the claims which he attempts to pursue in his qui tam action. The Relator has not yet filed his opposition to these motions and no date has been set for a hearing on them. Also, the trial court has not yet scheduled a hearing date for defendants’ previously described motions to dismiss the United States’ complaint in intervention on grounds that the complaint fails to make allegations with required particularity and that it fails to state a legal claim.
12. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended June 30,
(In millions)	2009	2008

Net income	$288	$235
Foreign currency translation adjustments and other	95	10

Comprehensive income	$383	$245

     In April 2008, the Company’s Board of Directors approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $830 million remained available at March 31, 2009. During the first quarter of 2010, we repurchased 7 million shares for $275 million, leaving $555 million available for future repurchases as of June 30, 2009. Stock repurchases may be made from time-to-time in open market or private transactions.

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

	Quarter Ended June 30,
(In millions)	2009	2008

Revenues
Distribution Solutions (1)
Direct distribution & services	$17,038	$16,428
Sales to customers’ warehouses	6,051	6,664

Total U.S. pharmaceutical distribution & services	23,089	23,092
Canada pharmaceutical distribution & services	2,140	2,241
Medical-Surgical distribution & services	685	627

Total Distribution Solutions	25,914	25,960

Technology Solutions
Services	589	564
Software and software systems	130	138
Hardware	24	42

Total Technology Solutions	743	744

Total	$26,657	$26,704

Operating profit (2)
Distribution Solutions	$430	$384
Technology Solutions	103	66

Total	533	450
Corporate	(64)	(58)
Interest Expense	(48)	(34)

Income Before Income Taxes	$421	$358

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for the first quarters of 2010 and 2009.

(2)	Operating profit includes $5 million and $8 million of net earnings from equity investments for the first quarters of 2010 and 2009, primarily recorded within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview

	Quarter Ended June 30,
(In millions, except per share data)	2009	2008	Change

Revenues	$26,657	$26,704	—%
Income Before Income Taxes	$421	$358	18
Net Income	$288	$235	23
Diluted Earnings Per Share	$1.06	$0.83	28
Weighted Average Diluted Shares	272	282	(4)

     Revenues for the first quarter of 2010 of $26.7 billion approximated the same period a year ago primarily due to increases associated with market growth rates being fully offset by lost business. Net income for the first quarter of 2010 increased by 23% from $235 million to $288 million compared to the same period a year ago and diluted earnings per share increased 28% from $0.83 to $1.06. Financial results for 2010 were positively impacted by an increase in our Distribution Solutions and Technology Solutions segments’ operating profit and a decrease in our weighted average shares outstanding due to our share repurchases.
Results of Operations
     Revenues:

	Quarter Ended June 30,
(In millions)	2009	2008	Change

Distribution Solutions
Direct distribution & services	$17,038	$16,428	4%
Sales to customers’ warehouses	6,051	6,664	(9)

Total U.S. pharmaceutical distribution & services	23,089	23,092	—
Canada pharmaceutical distribution & services	2,140	2,241	(5)
Medical-Surgical distribution & services	685	627	9

Total Distribution Solutions	25,914	25,960	—

Technology Solutions
Services	589	564	4
Software and software systems	130	138	(6)
Hardware	24	42	(43)

Total Technology Solutions	743	744	—

Total Revenues	$26,657	$26,704	—

     Revenues for the first quarter of 2010 approximated the same period a year ago. Our Distribution Solutions segment accounted for approximately 97% of our consolidated revenues.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     U.S. pharmaceutical direct distribution and services revenues increased primarily reflecting market growth rates (which include growing drug utilization and price increases, offset in part by the increased use of lower priced generics), a shift of revenues from sales to customers’ warehouses to direct store delivery and expanded business with new and existing customers. This increase was partially offset by the loss of several customers. U.S. pharmaceutical sales to customers’ warehouses decreased primarily as a result of a shift of revenues to direct store delivery and the loss of a large customer.
     Canadian pharmaceutical distribution and services revenues decreased primarily reflecting a 15% unfavorable foreign exchange rate impact, partially offset by market growth rates and new and expanded business. On a constant currency basis, revenues grew 10%.
     Medical-Surgical distribution and services revenues increased primarily reflecting business acquisitions and market growth rates. These revenues were also aided by an increase in demand stemming from the H1N1 virus.
     Technology Solutions revenues approximated that of the same period a year ago. Increased services revenues reflecting greater claims processing and maintenance revenues were fully offset by lower installations and unfavorable foreign exchange rates.
     Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2009	2008	Change

Gross Profit
Distribution Solutions	$954	$934	2%
Technology Solutions	349	334	4

Total	$1,303	$1,268	3

Gross Profit Margin
Distribution Solutions	3.68%	3.60%	8	bp
Technology Solutions	46.97	44.89	208
Total	4.89	4.75	14

     Gross profit increased in the first quarter of 2010 compared to the same period a year ago. As a percentage of revenues, gross profit margin increased in both of our segments compared to the same period a year ago.
     During the first quarter of 2010, gross profit margin for our Distribution Solutions segment was positively impacted by higher buy side margins (primarily reflecting the volume and timing of compensation from branded pharmaceuticals), the benefit of increased sales of generic drugs with higher margins and a benefit associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which generally have lower gross profit margins relative to other revenues within the segment. These increases were partially offset by a decline in sell margin.
     Technology Solutions segment’s gross profit margin increased primarily due to a change in product mix.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating Expenses and Other Income:

	Quarter Ended June 30,
(Dollars in millions)	2009	2008	Change

Operating Expenses
Distribution Solutions	$531	$562	(6)%
Technology Solutions	247	270	(9)
Corporate	66	65	2

Total	$844	$897	(6)

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.05%	2.16%	(11	) bp
Technology Solutions	33.24	36.29	(305)
Total	3.17	3.36	(19)

Other Income, Net
Distribution Solutions	$7	$12	(42)%
Technology Solutions	1	2	(50)
Corporate	2	7	(71)

Total	$10	$21	(52)

     Operating expenses decreased 6% compared to the same period a year ago. Operating expenses in 2010 benefited from a decrease in employee compensation costs, which includes various cost containment efforts as well as lower profit sharing investment plan expenses as more fully described below, and other cost containment efforts. Additionally, operating expenses in 2010 decreased as a result of foreign exchange rates and the sale of two businesses during the first and third quarters of 2009. Decreases in operating expenses were partially offset by an increase in expenses associated with our 2009 business acquisitions. As a percentage of revenues, operating expenses decreased 19 basis points (“bp”) compared to the same period a year ago primarily reflecting the decrease in employee compensation expenses, other cost containment efforts and the sale of the two businesses.
     As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) is a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. The PSIP is anticipating receiving its share of the settlement of approximately $90 million during 2010. Approximately $30 million of the Consolidated Securities Litigation Action proceeds are attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class holding period and will be allocated to the respective participants on that basis. Approximately $60 million of the proceeds are attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (the “ESOP”) suspense account. In accordance with the plan terms, the PSIP will distribute all of the Unallocated Proceeds to current PSIP participants as soon as administratively feasible after the close of the plan year. The receipt of the Unallocated Proceeds by the PSIP is reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and is not a contribution made by the Company to the PSIP or ESOP. Accordingly, there are no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.
     The Company anticipates that its PSIP expense for the full year will be negligible, as it currently does not anticipate making or committing to make additional contributions to the PSIP or ESOP. As a result, our compensation expense in 2010 will be lower than 2009. During the first quarter and full year 2009, PSIP expense was $17 million and $53 million.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     PSIP expense by segment for the quarters ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30,
(In millions)	2009	2008

Distribution Solutions	$—	$7
Technology Solutions	1	9
Corporate	—	1

PSIP expense	$1	$17

     Distribution Solutions segment’s operating expenses decreased compared to the same period a year ago primarily reflecting the sale of two businesses during the first and third quarters of 2009, lower employee compensation costs and the impact of foreign exchange rates. These decreases were partially offset by an increase in expenses associated with our 2009 business acquisitions. Operating expenses as a percentage of revenues decreased compared with the same period a year ago primarily due to the sale of two businesses during the first and third quarters of 2009 and due to lower employee compensation costs.
     Technology Solutions segment’s operating expenses decreased during the first quarter of 2010 compared to the same period a year ago mostly due to cost containment efforts and lower employee compensation costs. During the third and fourth quarters of 2009, the segment implemented reduction in workforce plans which benefited the first quarter of 2010.
     Corporate expenses during the first quarter of 2010 approximated that of the same period a year ago as additional costs incurred to support various initiatives were offset by lower employee compensation costs.
     Other income, net decreased in the first quarter of 2010 compared to the same period a year ago primarily reflecting a decrease in interest income due to lower interest rates and a decrease in income from our equity investments.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended June 30,
(Dollars in millions)	2009	2008	Change

Segment Operating Profit (1)
Distribution Solutions	$430	$384	12%
Technology Solutions	103	66	56

Subtotal	533	450	18
Corporate Expenses, Net	(64)	(58)	10
Interest Expense	(48)	(34)	41

Income Before Income Taxes	$421	$358	18

Segment Operating Profit Margin
Distribution Solutions	1.66%	1.48%	18	bp
Technology Solutions	13.86	8.87	499

(1) Segment operating profit includes gross profit, net of operating expenses plus other income for our two business segments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating profit as a percentage of revenues in our Distribution Solutions and Technology Solutions segments increased compared to the same period a year ago primarily reflecting a decline in operating expenses as a percentage of revenues and an increase in gross profit margin.
     Corporate expenses, net of other income, increased primarily due to additional operating expenses as previously discussed and a decrease in interest income.
     Interest Expense: Interest expense for the first quarter of 2010 increased compared to the same period a year ago primarily due to our issuance of $700 million of long-term notes in February 2009.
     Income Taxes: The Company’s reported income tax rate for the first quarters of 2010 and 2009 was 31.6% and 34.4%. Fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. In addition, income tax expense includes net discrete items of a benefit of $1 million and an expense of $5 million during the first quarters of 2010 and 2009.
     Net Income: Net income was $288 million and $235 million for the first quarters of 2010 and 2009, or $1.06 and $0.83 per diluted share.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of shares outstanding of 272 million and 282 million for the quarters ended June 30, 2009 and 2008. The decrease in the number of weighted average diluted shares outstanding primarily reflects a decrease in the number of common shares outstanding as a result of repurchased stock. Our earnings per share amounts have benefited from our share repurchases.
Business Acquisitions
     During the first quarter of 2009, we acquired McQueary Brothers Drug Company (“McQueary Brothers”) of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Approximately $126 million of the purchase price allocation was assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. During the first quarter of 2010, the acquisition accounting was completed. Financial results for McQueary Brothers have been included within our Distribution Solutions segment since the date of acquisition.
     Additional information regarding our business acquisitions is included in Financial Note 2, “Business Acquisitions,” to the accompanying condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
New Accounting Developments
     New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements.
Financial Condition, Liquidity and Capital Resources
     We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable sales facility and short-term borrowings under the revolving credit facility and commercial paper, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time-to-time, we may access the long-term debt capital markets to discharge our other liabilities.
     Operating activities provided cash flow of $907 million and $314 million during the first quarters of 2010 and 2009. Operating activities for 2010 benefited from improved management of accounts receivable, inventory and drafts and accounts payable. Operating activities for 2009 benefited from the accelerated receipt of $325 million of our accounts receivable through our accounts receivable sales facility. Operating activities for 2009 also reflect an increase in our net financial inventory (inventory, net of drafts and accounts payable) and accounts receivable primarily as a result of our revenue growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors.
     Investing activities utilized cash of $86 million and $362 million during the first quarters of 2010 and 2009. Investing activities for 2010 and 2009 include nil and $242 million of cash paid for business acquisitions. In 2009, we acquired McQueary Brothers for $190 million.
     Financing activities utilized cash of $303 million and $130 million during the first quarters of 2010 and 2009. Financing activities for 2010 and 2009 include $298 million and $147 million in cash paid for stock repurchases.
     In April 2008, the Company’s Board of Directors approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $830 million remained available at March 31, 2009. During the first quarter of 2010, we repurchased 7 million shares for $275 million, leaving $555 million available for future repurchases as of June 30, 2009. Stock repurchases may be made from time-to-time in open market or private transactions.
     Although we believe that our operating cash flow, financial assets and current access to capital and credit markets, as evidenced by our debt issuance in February 2009, including our existing credit and sales facilities, will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(Dollars in millions)	2009	2009

Cash and cash equivalents	$2,644	$2,109
Working capital	3,121	3,065
Debt, net of cash and cash equivalents	(133)	403
Debt to capital ratio (1)	28.6%	28.9%
Net debt to net capital employed (2)	(2.2)%	6.1%
Return on stockholders’ equity (3)	14.0%	13.2%

(1) Ratio is computed as total debt divided by total debt and stockholders’ equity.
(2) Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).
(3) Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash and cash equivalents, receivables and inventories, net of drafts and accounts payable, deferred revenue and other liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and customer requirements. Consolidated working capital increased primarily as a result of a favorable increase in cash and cash equivalents, net of an increase in drafts and accounts payable.
     Our ratio of net debt to net capital employed decreased in 2010 primarily due to higher cash and cash equivalents balances.
Credit Resources
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable sales facility, short-term borrowings under the revolving credit facility and commercial paper.
Accounts Receivable Sales Facility
     In May 2009, we renewed our accounts receivable sales facility for an additional one year period under terms similar to those previously in place. The renewed facility will expire in May 2010. The May 2009 renewal increased the committed balance from $1.0 billion to $1.1 billion, although from time-to-time the available amount may be less than $1.1 billion based on concentration limits and receivable eligibility requirements.
     Through this facility, McKesson Corporation sells certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose legal entities administered by financial institutions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Additional information regarding our accounts receivable sales facility is included in Financial Note 7, “Financing Activities,” to the accompanying condensed consolidated financial statements.
Revolving Credit Facility
     We have a syndicated $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. Total borrowings under this facility were nil and $62 million for the first quarters of 2010 and 2009. As of June 30, 2009 and March 31, 2009, there were no amounts outstanding under this facility.
Commercial Paper
     We issued and repaid nil and $496 million in commercial paper for the first quarters of 2010 and 2009. There were no commercial paper issuances outstanding at June 30, 2009 and March 31, 2009.
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
Debt Covenants
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. As of June 30, 2009, this ratio was 28.6% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities or issue additional debt at the interest rates then currently available.
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flows from operations, existing credit sources and other capital market transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:
▪	material adverse resolution of pending legal proceedings;

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	competition;

▪	the frequency or rate of branded drug price inflation and generic drug price deflation;

▪	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;

▪	implementation delay, malfunction or failure of internal information systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪	the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

▪	loss of third party licenses for technology incorporated into the Company’s products and solutions;

▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may infringe on the rights of others;

▪	failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses and products;

▪	changes in government regulations relating to sensitive personal information and to format and data content standards;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	foreign currency fluctuations or disruptions to our foreign operations;

▪	new or revised tax legislation or challenges to our tax positions;

▪	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;

▪	continued volatility and disruption to the global capital and credit markets; and

▪	changes in accounting standards issued by the Financial Accounting Standards Board or other standard setting bodies.
     These and other risks and uncertainties are described herein and in other information contained in our publicly available Securities and Exchange Commission filings and press releases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

McKESSON CORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates discussed in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
     There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     See Financial Note 11, “Other Commitments and Contingent Liabilities,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the first quarter of 2010.

	Share Repurchases(1)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		As Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased(2) (3)	Per Share	Program	Program(1)

April 1, 2009 - April 30, 2009	—	$—	—	$830
May 1, 2009 - May 31, 2009	3	39.92	3	710
June 1, 2009 - June 30, 2009	4	41.31	4	555

Total	7	40.69	7	555

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced share repurchase program.

(3)	The number of shares purchased reflects rounding adjustments.

McKESSON CORPORATION

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	Submission of Matters to a Vote of Security Holders
     None

Item 5.	Other Information
     None

Item 6.	Exhibits
Exhibit No.

10.1	Second Amended and Restated Receivables Purchase Agreement, dated as of May 20, 2009, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JPMorgan Chase Bank, N.A., as collateral agent.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

*	Furnished herewith.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: July 28, 2009	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller