Form 10-Q
period 2009-09-30
MCKESSON CORP
filed 2009-10-27
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2009
Common stock, $0.01 par value	267,982,667 shares

McKESSON CORPORATION

Item		Page
PART I. FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations Quarters and Six Months ended September 30, 2009 and 2008	3

	Condensed Consolidated Balance Sheets September 30, 2009 and March 31, 2009	4

	Condensed Consolidated Statements of Cash Flows Six Months ended September 30, 2009 and 2008	5

	Financial Notes	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

3.	Quantitative and Qualitative Disclosures About Market Risk	32

4.	Controls and Procedures	32

PART II. OTHER INFORMATION

1.	Legal Proceedings	32

1A.	Risk Factors	32

2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

3.	Defaults Upon Senior Securities	33

4.	Submission of Matters to a Vote of Security Holders	34

5.	Other Information	35

6.	Exhibits	35

	Signatures	35
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$27,130	$26,574	$53,787	$53,278
Cost of Sales	25,795	25,272	51,149	50,708

Gross Profit	1,335	1,302	2,638	2,570
Operating Expenses	888	921	1,732	1,818
Litigation Credit	(20)	—	(20)	—

Total Operating Expenses	868	921	1,712	1,818
Operating Income	467	381	926	752
Other Income, Net	4	33	14	54
Interest Expense	(47)	(35)	(95)	(69)

Income Before Income Taxes	424	379	845	737
Income Tax Expense	(123)	(52)	(256)	(175)

Net Income	$301	$327	$589	$562

Earnings Per Common Share
Diluted	$1.11	$1.17	$2.17	$2.00
Basic	$1.13	$1.19	$2.19	$2.04

Dividends Declared Per Common Share	$0.12	$0.12	$0.24	$0.24

Weighted Average Shares
Diluted	271	280	272	281
Basic	267	275	268	276
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$3,215	$2,109
Receivables, net	7,838	7,774
Inventories, net	8,598	8,527
Prepaid expenses and other	279	261

Total	19,930	18,671

Property, Plant and Equipment, Net	836	796
Capitalized Software Held for Sale, Net	241	221
Goodwill	3,560	3,528
Intangible Assets, Net	605	661
Other Assets	1,452	1,390

Total Assets	$26,624	$25,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$12,688	$11,739
Deferred revenue	994	1,145
Current portion of long-term debt	217	219
Other accrued liabilities	2,521	2,503

Total	16,420	15,606

Long-Term Debt	2,294	2,290
Other Noncurrent Liabilities	1,191	1,178

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value
Shares authorized: September 30, 2009 and March 31, 2009 — 800
Shares issued: September 30, 2009 — 356 and March 31, 2009 — 351	4	4
Additional Paid-in Capital	4,554	4,417
Retained Earnings	6,627	6,103
Accumulated Other Comprehensive Income (Loss)	3	(179)
Other	(12)	(8)
Treasury Shares, at Cost, September 30, 2009 — 88 and March 31, 2009 — 80	(4,457)	(4,144)

Total Stockholders’ Equity	6,719	6,193

Total Liabilities and Stockholders’ Equity	$26,624	$25,267

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2009	2008
Operating Activities
Net income	$589	$562
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	224	218
Deferred taxes	104	62
Income tax reserve reversals	—	(65)
Share-based compensation expense	53	53
Other non-cash items	(4)	(8)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	51	(337)
Impact of accounts receivable sales facility	—	497
Inventories	24	(169)
Drafts and accounts payable	811	17
Deferred revenue	(194)	(152)
Taxes	60	48
Other	(185)	(178)

Net cash provided by operating activities	1,533	548

Investing Activities
Property acquisitions	(93)	(80)
Capitalized software expenditures	(96)	(90)
Acquisitions of businesses, less cash and cash equivalents acquired	(6)	(320)
Other	3	37

Net cash used in investing activities	(192)	(453)

Financing Activities
Proceeds from short-term borrowings	5	3,532
Repayments of short-term borrowings	(6)	(3,532)
Common stock transactions — issuances	108	65
Common stock share repurchases, including shares surrendered for tax withholding	(322)	(147)
Common stock share repurchases, retirements	—	(204)
Common stock transactions — other	16	8
Dividends paid	(66)	(50)
Other	(2)	(1)

Net cash used in financing activities	(267)	(329)
Effect of exchange rate changes on cash and cash equivalents	32	(5)

Net increase (decrease) in cash and cash equivalents	1,106	(239)
Cash and cash equivalents at beginning of period	2,109	1,362

Cash and cash equivalents at end of period	$3,215	$1,123

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
     In accordance with the applicable sections of Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation,” we evaluate our ownership, contractual and other interests in entities to determine if they are VIEs, if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s estimates, among other factors.
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2009, the results of operations for the quarters and six months ended September 30, 2009 and 2008 and cash flows for the six months ended September 30, 2009 and 2008.
     The results of operations for the quarter and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“2009 Annual Report”) previously filed with the SEC on May 5, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued on October 27, 2009.
     Recently Adopted Accounting Pronouncements: On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles,” which amended ASC 105, “Generally Accepted Accounting Principles,” to establish the Codification as the source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     ASC 820, “Fair Value Measurements and Disclosures,” provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On April 1, 2008, we adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, we elected to defer adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On April 1, 2009, we adopted the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on April 1, 2008 and 2009 did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted the applicable sections of ASC 805, “Business Combinations.” ASC 805 provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. Additionally, this ASC provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 amends the applicable sections of ASC 740, “Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions made prior to April 1, 2009 also fall within the scope of these sections. The adoption of the applicable sections of this ASC did not have a material impact on our consolidated financial statements; however, the ASC may have an impact on the accounting for any future acquisitions or divestitures.
     On April 1, 2009, we adopted the applicable sections of ASC 805, “Business Combinations,” that address accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. These applicable sections address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. These sections generally apply to assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies,” if not acquired or assumed in a business combination. The adoption of these applicable sections did not have a material impact on our consolidated financial statements; however, these sections may have an impact on the accounting for any future acquisitions or divestitures.
     On April 1, 2009, we adopted ASC 810-10-65-1, “Consolidation.” This section requires reporting entities to present noncontrolling interests in any of its consolidated entities as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption of this section did not have a material impact on our consolidated financial statements; however, this section may have an impact on any future investments or divestitures of our investments.
     On April 1, 2009, we adopted the applicable sections of ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles — Goodwill and Other,” that address the determination of the useful life of intangible assets. These sections address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of these applicable sections did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted the applicable sections of ASC 260-10, “Earnings Per Share,” that address whether instruments granted in share-based payment transactions are participating securities. These sections conclude that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The adoption of these applicable sections did not have a material impact on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On April 1, 2009, we adopted the applicable sections of ASC 323-10, “Investments — Equity Method and Joint Ventures,” that provide guidance on how an investor should initially measure an equity method investment, test the investment for other-than-temporary impairment and account for any subsequent equity activities by the investee. Upon adoption, these applicable sections did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted the applicable sections of ASC 350-30, “Intangibles — Goodwill and Other: General Intangibles Other than Goodwill,” that address accounting for defensive intangible assets. These applicable sections provide guidance to situations in which an entity does not intend to actively use an acquired intangible asset but will hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), excluding intangible assets that are used in research and development activities. Upon adoption, these applicable sections did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted ASC 320-10-65-1, “Investments — Debt and Equity Securities.” This section of the Codification revises guidance for determining how and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. This section also expands and increases the frequency of disclosures related to other-than-temporary impairments of both debt and equity securities. Upon adoption, this section did not have a material impact on our consolidated financial statements.
     On April 1, 2009, we adopted ASC 820-10-65-4, “Fair Value Measurements and Disclosures.” This section provides additional guidance for estimating fair value when an asset or liability experiences a significant decrease in volume and activity in relation to their normal market activity. Additionally, this section provides guidance on identifying circumstances that may indicate if a transaction is not orderly. Retrospective application of this section to a prior interim or annual reporting period was not permitted. The adoption of this section did not have a material impact on our consolidated financial statements.
     On June 30, 2009, we adopted ASC 825-10-65-1, “Financial Instruments.” This section requires disclosures about the fair value of financial instruments for interim reporting periods and annual financial statements. This section does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this section did not have a material impact on our consolidated financial statements. Refer to Financial Note 11, “Financial Instruments,” for further discussion.
     On June 30, 2009, we adopted ASC 855-10, “Subsequent Events.” This ASC establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this ASC requires us to evaluate all subsequent events that occur after the balance sheet date through the date and time our financial statements are issued.
     Newly Issued Accounting Pronouncements: In December 2008, the FASB issued ASC 715-20-65-2, “Compensation — Retirement Benefits: Defined Benefit Plans.” This section provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This section will become effective for us on March 31, 2010. We do not currently anticipate that this section will have a material impact on our consolidated financial statements upon adoption.
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. SFAS No. 166 is currently not included in the Codification. This standard will become effective for us on April 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This statement will become effective for us on April 1, 2010. SFAS No. 167 is currently not included in the Codification. We are currently evaluating the impact of this standard on our consolidated financial statements.
     In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU will become effective for us on October 1, 2009 and is not expected to have a significant impact on the measurement of our liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.
     In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which amends ASC 820-10, “Fair Value Measurements and Disclosures—Overall.” ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. This ASU also requires expanded disclosures. This guidance will become effective for us October 1, 2009 and will not have a material impact on our consolidated financial statements upon adoption; however, it may impact the valuation of our future investments.
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.
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
3.  Gain on Sale of Equity Investment
     In July 2008, our Distribution Solutions segment sold its 42% equity interest in Verispan, L.L.C. (“Verispan”), a data analytics company, for a pre-tax gain of approximately $24 million or $14 million after income taxes. The pre-tax gain is included in other income, net on our condensed consolidated statements of operations.
4.  Share-Based Payments
     We provide share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards”). Most of the Company’s share-based awards are granted in the first quarter of each fiscal year.
     Compensation expense for employee stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We have elected to expense the fair value of RSUs with only graded vesting and service conditions on a straight-line basis over the requisite service period.
     PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. PeRSUs are accounted for as variable awards until the performance goals are reached and the grant date is established. The fair value of PeRSUs is determined by the product of the number of shares eligible to be awarded and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the PeRSUs are re-valued using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. For PeRSUs granted prior to 2009 with multiple vest dates, we recognize the fair value of these awards on a graded vesting basis over the requisite service period of two to four years. PeRSUs granted during or after 2009 and the related RSUs (granted during or after 2010) have a single vest date and accordingly, we recognize expense on a straight-line basis over the requisite service period of four years.
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
     The compensation expense recognized has been classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset for the quarters and six months ended September 30, 2009 and 2008.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The components of share-based compensation expense and the related tax benefit for the quarters and six months ended September 30, 2009 and 2008 are shown in the following table:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2009	2008	2009	2008

RSUs (1)	$11	$15	$26	$34
PeRSUs (2)	11	5	13	7
Stock options	5	4	9	8
Employee stock purchase plan	2	1	5	4

Share-based compensation expense	29	25	53	53
Tax benefit for share-based compensation expense (3)	(11)	(8)	(19)	(18)

Share-base compensation expense, net of tax	$18	$17	$34	$35

Impact of share-based compensation:
Earnings per share (4)
Diluted	$0.07	$0.06	$0.13	$0.12
Basic	$0.07	$0.06	$0.13	$0.13

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed based on applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.

(4)	Certain computations may reflect rounding adjustments.
     Share-based compensation expense is affected by our stock price, the number and type of annual share-based awards as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price, employee stock option exercise behavior and the attainment of performance goals. As a result, the actual future share-based compensation expense may differ from historical amounts.
5.  Income Taxes
     The Company’s reported income tax rates for the second quarters of 2010 and 2009 were 29.0% and 13.7% and 30.3% and 23.7% for the first six months of 2010 and 2009. Fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. During the second quarter and first six months of 2010, income tax expense included net discrete items of a benefit of $13 million and $14 million which primarily consisted of previously unrecognized tax benefits and international research and development tax credits. During the second quarter and first six months of 2009, income tax expense included net discrete items of a benefit of $76 million primarily relating to previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items was primarily due to the lapsing of the statutes of limitations. Of the $76 million of net tax benefits, $65 million represented a non-cash benefit to McKesson. In accordance with ASC 740, “Income Taxes,” the net tax benefit was included in our income tax expense from continuing operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As of September 30, 2009, we had $597 million of unrecognized tax benefits, of which $358 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $19 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year. In Canada, we have received assessments from the Canada Revenue Agency for a total of $55 million related to transfer pricing for 2003, 2004 and 2005. We have appealed the assessment for 2003 and have filed a notice of objection for 2004. We plan to file a notice of objection for 2005.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At September 30, 2009, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $109 million. We recognized $4 million and $9 million of interest expense before any tax benefits in our condensed consolidated statements of operations during the quarter and six months ended September 30, 2009. We have no material amounts accrued for penalties.
6. Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.
     The computations for basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share data)	2009	2008	2009	2008

Net income	$301	$327	$589	$562

Weighted average common shares outstanding:
Basic	267	275	268	276
Effect of dilutive securities:
Options to purchase common stock	3	4	2	4
Restricted stock units	1	1	2	1

Diluted	271	280	272	281

Earnings Per Common Share: (1)
Diluted	$1.11	$1.17	$2.17	$2.00
Basic	$1.13	$1.19	$2.19	$2.04

(1)	Certain computations may reflect rounding adjustments.
     Approximately 5 million and 9 million stock options were excluded from the computations of diluted net earnings per share for the quarters ended September 30, 2009 and 2008 as their exercise price was higher than the Company’s average stock price for the quarter. For the six months ended September 30, 2009 and 2008, the number of stock options excluded was approximately 10 million and 12 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill for the six months ended September 30, 2009 are as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2009	$1,869	$1,659	$3,528
Goodwill acquired	3	—	3
Acquisition accounting and other adjustments	(14)	—	(14)
Foreign currency translation adjustments	15	28	43

Balance, September 30, 2009	$1,873	$1,687	$3,560

     Information regarding intangible assets is as follows:

	September 30,	March 31,
(In millions)	2009	2009

Customer lists	$827	$824
Technology	190	187
Trademarks and other	71	70

Gross intangibles	1,088	1,081
Accumulated amortization	(483)	(420)

Intangible assets, net	$605	$661

     Amortization expense of intangible assets was $29 million and $59 million for the quarter and six months ended September 30, 2009 and $34 million and $64 million for the quarter and six months ended September 30, 2008. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at September 30, 2009 were: 7 years, 3 years and 6 years. Estimated annual amortization expense of these assets is as follows: $122 million, $112 million, $106 million, $86 million and $74 million for 2010 through 2014, and $164 million thereafter. All intangible assets were subject to amortization as of September 30, 2009 and March 31, 2009.
8.  Financing Activities
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Through this facility, McKesson Corporation sells certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose legal entities administered by financial institutions. Sales of undivided interests in the receivables by the SPE to the Conduits are accounted for as a sale because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Receivables sold and receivables retained by the Company are carried at face value, which due to the short-term nature of our accounts receivable and terms of the facility, approximates fair value. McKesson receives cash in the amount of the face value for the undivided interests in the receivables sold. No gain or loss is recorded upon sale as fee charges from the Conduits are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the Conduits are accrued at the end of each month and are recorded within administrative expenses in the condensed consolidated statements of operations. Should we default under the accounts receivable sales facility, the Conduits are entitled to receive only collections on receivables owned by the SPE.
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
     Information regarding our outstanding balances related to our interests in accounts receivable sold or qualifying receivables retained is as follows:

	September 30,	March 31,
(In millions)	2009	2009

Receivables sold outstanding (1)	$—	$—
Receivables retained, net of allowance for doubtful accounts	4,833	4,814

(1)	Deducted from receivables, net in the condensed consolidated balance sheets.
     The following table summarizes the activity related to our interests in accounts receivable sold:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Proceeds from accounts receivable sales	$—	$3,237	$—	$4,437
Fees and charges (1)	3	3	5	4

(1)	Recorded in operating expenses in the condensed consolidated statements of operations.
     The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of September 30, 2009 and March 31, 2009.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
Revolving Credit Facility
     We have a syndicated $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. Total borrowings under this facility were nil and $189 million for the first six months of 2010 and 2009. As of September 30, 2009 and March 31, 2009, there were no amounts outstanding under this facility.
Commercial Paper
     We issued and repaid commercial paper of nil and approximately $3.3 billion for the first six months of 2010 and 2009. There were no commercial paper issuances outstanding at September 30, 2009 and March 31, 2009.
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
9.  Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $4 million and $12 million for the second quarter and first six months of 2010 compared to $2 million and $5 million for the comparable prior year periods. Cash contributions to these plans for the first six months of 2010 were $16 million.
     As previously reported in our 2009 Annual Report and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (“First Quarter 2010 Form 10-Q”), the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) is a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds are attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class holding period and will be allocated to the respective participants on that basis as soon as administratively feasible during the third quarter of 2010. Approximately $77 million of the proceeds are attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP will distribute all of the Unallocated Proceeds to current PSIP participants as soon as administratively feasible after the close of the plan year. The receipt of the Unallocated Proceeds by the PSIP is reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and is not a contribution made by the Company to the PSIP or ESOP. Accordingly, there are no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The Company accounts for shares of its common stock contributed to the ESOP prior to 1993 in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans.” SOP 76-3 requires that compensation expense be recognized only to the extent that the Company contributes or commits to contribute to the ESOP. The Company accounts for all contributions of shares of its common stock made to the ESOP after 1993 under ASC 718-40, “Compensation — Stock Compensation: Employee Stock Ownership Plans.” During the first quarter of 2010, the Company contributed $1 million to the ESOP in order to extinguish the remaining ESOP loan and made no commitments to otherwise contribute to the PSIP or ESOP. Upon repayment, our ESOP became a non-leveraged ESOP. At September 30, 2009, of the 24 million shares of the Company’s common stock purchased by the ESOP since its inception, all but 66,444 shares have been allocated to PSIP participants. As a result of the payment in the first quarter of 2010, pre-tax PSIP expense for the first six months of 2010 was $1 million. The Company anticipates that its PSIP expense for the full year will remain at $1 million, as it currently does not anticipate making or committing to make additional contributions to the PSIP or ESOP. As a result, our compensation expense in 2010 will be lower than 2009. During the first six months of and full year 2009, PSIP expense was $28 million and $53 million.
     PSIP expense by segment for the quarters and six months ended September 30, 2009 and 2008 was as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Distribution Solutions	$—	$5	$—	$12
Technology Solutions	—	6	1	15
Corporate	—	—	—	1

PSIP expense	$—	$11	$1	$28

10. Financial Guarantees and Warranties
Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. The inventory repurchase agreements mostly range from one to two years. Customer guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our other customer guarantees are secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of these guarantees cannot reasonably be estimated. As of September 30, 2009, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $110 million and $12 million, none of which had been accrued.
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
11. Financial Instruments
     At September 30, 2009 and March 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at September 30, 2009 and March 31, 2009 are money market fund investments of $1.8 billion and $1.7 billion which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under ASC 820, “Fair Value Measurements and Disclosures.”
     The carrying amounts and estimated fair values of our long-term debt and other financing were $2,511 million and $2,749 million at September 30, 2009 and $2,509 million and $2,545 million at March 31, 2009. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
12. Other Commitments and Contingent Liabilities
     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. In accordance with ASC 450, “Contingencies,” we record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case and during the second quarter of 2010, we reversed a previously established litigation reserve of $20 million. Because litigation outcomes are inherently unpredictable, these decisions often involve a series of complex assessments by management about future events that can rely heavily on estimates and assumptions and it is possible that the ultimate cost of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution.
     Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our 2009 Annual Report, First Quarter 2010 Form 10-Q and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     As more fully described in our previous public reports filed with the SEC, we are involved in numerous legal proceedings. For a discussion of these proceedings, please refer to the Financial Note entitled “Other Commitments and Contingent Liabilities” included in our 2009 Annual Report and our First Quarter 2010 Form 10-Q. Significant developments in previously reported proceedings and in other litigation and claims since the referenced filings are set out below.
     As previously reported, on July 14, 2009, the Georgia Court of Appeals issued its opinion on our appeals in the last two remaining lawsuits filed against the Company arising out of our January 12, 1999 acquisition of HBO & Company, Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F), ruling that the trial court committed error in denying our motions for summary judgment in those two matters. On July 23, 2009, plaintiffs petitioned the Georgia Supreme Court to take their appeal from the Georgia Court of Appeals decision. On October 19, 2009, the Georgia Supreme Court issued orders rejecting plaintiffs’ petition.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     We have previously reported on certain private party class action litigation filed against the Company in the United States District Court for Massachusetts relating to alleged misstatements and manipulations of the benchmark for drug reimbursement known as Average Wholesale Price (“AWP”) and relating to a proposed settlement of that litigation, New England Carpenters Health Benefits Fund, et al. v. First DataBank, Inc. and McKesson Corporation, (Civil Action No. 1:05-CV-11148-PBS) (the “Private Payor RICO Action”) and New England Carpenters Health Benefits Fund, et al. v. McKesson Corporation, (Civil Action No. 1:07-CV-12277-PBS) (the “Antitrust Action”). The final approval hearing on the Company’s previously disclosed settlement of private party claims was conducted by the trial court as scheduled on July 23, 2009 and on July 24, 2009, the trial court issued an order approving the settlement. On August 21, 2009, a motion by a settlement class member challenging the settlement approval order was filed. Prior to any ruling on that motion, a final judgment based on the settlement and dismissing all of the private party claims was entered by the trial court on August 31, 2009. On October 9, 2009, in accordance with the terms of the settlement, we paid $295 million into the settlement escrow account as the final installment on the $350 million total settlement and we recorded the additional payment of $295 million as restricted cash. Between September 29 and 30, 2009, four notices of appeal were filed by settlement class members challenging the final judgment approving the class settlement. The appeals relate to the award of attorneys’ fees and costs, the settlement’s covenant not to sue provision and the mechanisms for identifying absent settlement class members. On October 13, 2009, appellee-plaintiffs filed a motion with the First Circuit Court of Appeals to consolidate the appeals. No briefing schedule has yet been set.
     Regarding the consolidated public payor actions, collectively known as In re McKesson Governmental Entities Average Wholesale Price Litigation, pending in United States District Court for the District of Massachusetts, which actions are based on allegations nearly identical to those made in the AWP Private Payor RICO Action referenced above (Board of County Commissioners of Douglas County, Kansas v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11349-PBS) (“Douglas County, Kansas Action”), San Francisco Health Plan, et al. v. McKesson Corporation, (Civil Action No. 1:08-CV-10843-PBS) (“San Francisco Action”), State of Connecticut v. McKesson Corporation, (Civil Action No. 1:08-CV-10900-PBS) (“Connecticut Action”)), the trial court extended the discovery cut-off to January 8, 2010, reset the class certification hearing in the Douglas County, Kansas and San Francisco Actions for April 28, 2010 and left unchanged the trial in the Connecticut Action, previously set for July 19, 2010. No trial date has yet been proposed or set in the San Francisco and Douglas County, Kansas Actions. Our previously disclosed motion to stay the public payor action, Oakland County, Michigan et al. v. McKesson Corporation, (Civil Action No. 1:09-CV-10843-PBS) (“Michigan Action”), was granted on August 4, 2009.
     On September 2, 2009, in the previously disclosed matter, Roby v. McKesson HBOC, Inc. et al., (Superior Court for Yolo County, California, Case No. CV01-573), the California Supreme Court conducted a hearing on petitioner Roby’s appeal from the previously described rulings by the California Court of Appeals. The appeal has been submitted and the parties are awaiting a ruling from the California Supreme Court.
     On September 24, 2009, in the previously described antitrust action, RxUSA v. Alcon Laboratories et al., (Case No. 06-CV-3447-DRH) brought against the Company, two of its employees and other drug wholesaler and manufacturer defendants, the trial court issued its order granting “with prejudice” defendants’ motions to dismiss and on September 28, 2009, the trial court entered judgment dismissing all of plaintiff’s claims. On October 23, 2009, plaintiff filed a Notice of Appeal from the trial court’s order of dismissal and judgment in the United States Court of Appeals for the Second Circuit.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13. Stockholders’ Equity
     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Net income	$301	$327	$589	$562
Foreign currency translation adjustments and other	87	(59)	182	(49)

Comprehensive income	$388	$268	$771	$513

     In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $830 million remained available at March 31, 2009. During the second quarter and first six months of 2010, we repurchased 1 million and 8 million shares for $24 million and $299 million, leaving $531 million available for future repurchases as of September 30, 2009. Stock repurchases may be made from time-to-time in open market or private transactions.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time-to-time pursuant to its stock repurchase program. During the second quarter of 2009, all of the 4 million repurchased shares, which we purchased for $204 million, were formally retired by the Company. The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $165 million was recorded as a decrease to retained earnings.

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

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Revenues
Distribution Solutions (1)
Direct distribution & services	$17,850	$16,611	$34,888	$33,039
Sales to customers’ warehouses	5,501	6,319	11,552	12,983

Total U.S. pharmaceutical distribution & services	23,351	22,930	46,440	46,022
Canada pharmaceutical distribution & services	2,255	2,182	4,395	4,423
Medical-Surgical distribution and services	734	700	1,419	1,327

Total Distribution Solutions	26,340	25,812	52,254	51,772

Technology Solutions
Services	613	582	1,202	1,146
Software and software systems	142	140	272	278
Hardware	35	40	59	82

Total Technology Solutions	790	762	1,533	1,506

Total	$27,130	$26,574	$53,787	$53,278

Operating profit (2)
Distribution Solutions (3)	$415	$406	$845	$790
Technology Solutions	116	71	219	137

Total	531	477	1,064	927
Corporate	(80)	(63)	(144)	(121)
Litigation Credit (4)	20	—	20	—
Interest Expense	(47)	(35)	(95)	(69)

Income Before Income Taxes	$424	$379	$845	$737

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for the quarters and six months ended September 30, 2009 and 2008.

(2)	Operating profit includes net earnings of nil and $5 million from equity investments for the second quarter and first six months of 2010 and net losses of $3 million and net earnings of $5 million for the comparable prior year periods which were primarily recorded within our Distribution Solutions segment.

(3)	Results for 2009 include a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan.

(4)	Operating profit for 2010 includes a litigation credit of $20 million.
15.  Subsequent Event
       In October 2009, our Distribution Solutions segment sold its 50% equity interest in McKesson Logistics Solutions L.L.C. (“MLS”), a logistics company, for a pre-tax gain of approximately $17 million or $14 million after income taxes. The pre-tax gain will be included in other income, net on our condensed consolidated statements of operations in the third quarter of 2010.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions, except per share data)	2009	2008	Change	2009	2008	Change

Revenues	$27,130	$26,574	2%	$53,787	$53,278	1%
Income Before Income Taxes	$424	$379	12	$845	$737	15
Income Tax Expense	$(123)	$(52)	137	$(256)	$(175)	46
Net Income	$301	$327	(8)	$589	$562	5

Diluted Earnings Per Share:	$1.11	$1.17	(5)	$2.17	$2.00	9
Weighted Average Diluted Shares	271	280	(3)	272	281	(3)

     Revenues for the second quarter of 2010 grew 2% to $27.1 billion and for the first six months of 2010 revenues grew 1% to $53.8 billion compared to the same periods a year ago primarily due to increases associated with market growth rates offset by lost business in late 2009.
     Income before income taxes for the second quarter of 2010 grew 12% to $424 million and for the first six months grew 15% to $845 million. Results for 2010 were positively impacted by an increase in our Distribution Solutions and Technology Solutions segments’ operating profit, partially offset by a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan, L.L.C. (“Verispan”) in 2009.
     Net income for the second quarter of 2010 decreased 8% to $301 million and for the first six months increased 5% to $589 million. For those same periods, diluted earnings per share decreased 5% to $1.11 and increased 9% to $2.17 compared to the prior year. The decreases in the second quarter of 2010 primarily reflect the recognition in the second quarter of 2009 of $76 million of previously unrecognized tax benefits and related interest as a result of the effective settlement of uncertain tax positions. Financial results for the first six months of 2010 were positively impacted by an increase in our Distribution Solutions and Technology Solution segments’ operating profit. Diluted earnings per share also benefited from a decrease in our weighted average shares outstanding due to share repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Results of Operations
     Revenues:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions)	2009	2008	Change	2009	2008	Change

Distribution Solutions
Direct distribution & services	$17,850	$16,611	7%	$34,888	$33,039	6%
Sales to customers’ warehouses	5,501	6,319	(13)	11,552	12,983	(11)

Total U.S. pharmaceutical distribution & services	23,351	22,930	2	46,440	46,022	1
Canada pharmaceutical distribution & services	2,255	2,182	3	4,395	4,423	(1)
Medical-Surgical distribution & services	734	700	5	1,419	1,327	7

Total Distribution Solutions	26,340	25,812	2	52,254	51,772	1

Technology Solutions
Services	613	582	5	1,202	1,146	5
Software and software systems	142	140	1	272	278	(2)
Hardware	35	40	(13)	59	82	(28)

Total Technology Solutions	790	762	4	1,533	1,506	2

Total Revenues	$27,130	$26,574	2	$53,787	$53,278	1

     Revenues for the second quarter of 2010 increased 2% and for the first six months of 2010 increased 1% compared to the same periods a year ago primarily driven by continued growth in our Distribution Solutions segment, which accounted for over 97% of consolidated revenues.
     Direct distribution and services revenues increased primarily reflecting a shift of revenues from sales to customers’ warehouses to direct store delivery and market growth rates (which include price increases and growing drug utilization). This increase was partially offset by the loss of several customers in late 2009. Sales to customers’ warehouses decreased primarily as a result of a shift of revenues to direct store delivery and for the first six months of 2010 were also impacted by the loss of a large customer.
     Canadian pharmaceutical distribution and services revenues increased on a constant currency basis by 9% and 10% in the second quarter and first six months of 2010 due to market growth rates. The growth was offset by an unfavorable foreign exchange rate impact of 6% and 11% in the second quarter and the first six months of 2010.
     Medical-Surgical distribution and services revenues increased primarily reflecting business acquisitions and additionally, for the first six months of 2010, new business, market growth rates and an increase in demand from the flu season.
     Technology Solutions revenues increased in the second quarter and first six months of 2010 compared to the same periods a year ago. McKesson’s Horizon Enterprise Revenue ManagementTM solution became generally available in the second quarter of 2010 and as a result we recognized previously deferred revenue. Revenues also increased due to higher services revenues primarily reflecting increases in claims processing and maintenance. These increases were partially offset by lower hardware installations and unfavorable foreign exchange rates.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Gross Profit:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2009	2008	Change		2009	2008	Change

Gross Profit
Distribution Solutions	$960	$951	1%		$1,914	$1,885	2%
Technology Solutions	375	351	7		724	685	6

Total	$1,335	$1,302	3		$2,638	$2,570	3

Gross Profit Margin
Distribution Solutions	3.64%	3.68%	(4	)bp	3.66%	3.64%	2	bp
Technology Solutions	47.47	46.06	141		47.23	45.48	175
Total	4.92	4.90	2		4.90	4.82	8

     Gross profit increased 3% in the second quarter and first six months of 2010 compared to the same periods a year ago. As a percentage of revenues, gross profit increased in the second quarter and first six months of 2010 compared to the same periods a year ago.
     Distribution Solutions segment’s gross profit margin decreased in the second quarter of 2010 due to a decline in sell margin, partially offset by a benefit from increased margins from sales of generic drugs and higher buy side margin. The buy side increase primarily reflects compensation from branded pharmaceutical manufacturers. In the first six months of 2010, Distribution Solutions segment’s gross profit margin was positively impacted by increased margins from sales of generic drugs and higher buy side margin, which was partially offset by a decline in sell margin.
     Technology Solutions segment’s gross profit margin increased primarily due to McKesson’s Horizon Enterprise Revenue ManagementTM solution becoming generally available in the second quarter of 2010. As a result, we recognized previously deferred revenue for which some associated expenses were recognized as incurred in prior periods. Gross profit margin also improved due to a change in revenue mix and cost containment efforts.
     Operating Expenses and Other Income:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2009	2008	Change		2009	2008	Change

Operating Expenses
Distribution Solutions	$546	$570	(4)%		$1,077	$1,132	(5)%
Technology Solutions	260	282	(8)		507	552	(8)
Corporate	82	69	19		148	134	10
Litigation credit	(20)	—	NM		(20)	—	NM

Total	$868	$921	(6)		$1,712	$1,818	(6)

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.07%	2.21%	(14	)bp	2.06%	2.19%	(13	)bp
Technology Solutions	32.91	37.01	(410)		33.07	36.65	(358)
Total	3.20	3.47	(27)		3.18	3.41	(23)

Other Income, Net
Distribution Solutions (1)	$1	$25	(96)%		$8	$37	(78)%
Technology Solutions	1	2	(50)		2	4	(50)
Corporate	2	6	(67)		4	13	(69)

Total	$4	$33	(88)		$14	$54	(74)

(1)	Includes Distribution Solutions segment’s sale of its 42% equity interest in Verispan during the second quarter of 2009.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating expenses decreased 6% for the second quarter and the first six months of 2010 compared to the same periods a year ago. As a percentage of revenues, operating expenses decreased 27 basis points (“bp”) and 23 bp for these same periods. Operating expenses in 2010 benefited from a decrease in employee compensation costs, which includes various cost containment efforts as well as lower profit sharing investment plan expenses as more fully described below. Additionally, operating expenses in 2010 decreased as a result of other cost containment efforts, the sales of two businesses during the first and third quarters in 2009 and favorable foreign exchange rates. Operating expenses also benefited from the reversal of a previously established litigation reserve as further discussed in Financial Note 12, “Other Commitments and Contingent Liabilities.” Decreases in operating expenses were partially offset by an increase in expenses associated with our 2009 business acquisitions.
     As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) is a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds are attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class holding period and will be allocated to the respective participants on that basis as soon as administratively feasible during the third quarter of 2010. Approximately $77 million of the proceeds are attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP will distribute all of the Unallocated Proceeds to current PSIP participants as soon as administratively feasible after the close of the plan year. The receipt of the Unallocated Proceeds by the PSIP is reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and is not a contribution made by the Company to the PSIP or ESOP. Accordingly, there are no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.
     The Company anticipates that its PSIP expense for the full year will be negligible, as it currently does not anticipate making or committing to make additional contributions to the PSIP or ESOP. As a result, our compensation expense in 2010 will be lower than 2009. During the first six months of and full year 2009, PSIP expense was $28 million and $53 million.
     PSIP expense by segment for the quarters and six months ended September 30, 2009 and 2008 was as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Distribution Solutions	$—	$5	$—	$12
Technology Solutions	—	6	1	15
Corporate	—	—	—	1

PSIP expense	$—	$11	$1	$28

     Distribution Solutions segment’s operating expenses decreased compared to the same periods a year ago primarily reflecting the sale of two businesses during the first and third quarters of 2009, our continued focus on containing costs, no PSIP expense in 2010 and the favorable impact of foreign exchange rates. These decreases were partially offset by an increase in expenses associated with our 2009 business acquisitions. Operating expenses as a percentage of revenues decreased compared with the same periods a year ago primarily due to the sale of two businesses during the first and third quarters of 2009, our continued focus on containing costs and no PSIP expense in 2010.
     Technology Solutions segment’s operating expenses decreased compared to the same periods a year ago mostly due to cost containment efforts, lower PSIP expense and the favorable impact of foreign exchange rates. During the third and fourth quarters of 2009, the segment implemented reduction in workforce plans which benefited the second quarter and first six months of 2010.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Corporate expenses increased compared to the same periods a year ago mostly due to additional costs incurred to support various initiatives. The increase during the second quarter is primarily due to higher compensation, pension and benefit costs. In the second quarter of 2010, we reversed a previously established litigation reserve. See Financial Note 12, “Other Commitments and Contingent Liabilities,” for further information.
     Other income, net decreased primarily reflecting a $24 million pre-tax gain from the sale of our 42% equity interest in Verispan recorded in 2009 and a decrease in interest income due to lower interest rates in 2010. Interest income is primarily recorded within our Corporate segment and financial results for Verispan were recorded within our Distribution Solutions segment.
     Segment Operating Profit and Corporate Expenses:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2009	2008	Change		2009	2008	Change

Segment Operating Profit (1)
Distribution Solutions	$415	$406	2%		$845	$790	7%
Technology Solutions	116	71	63		219	137	60

Subtotal	531	477	11		1,064	927	15
Corporate Expenses, Net	(80)	(63)	27		(144)	(121)	19
Interest Expense	(47)	(35)	34		(95)	(69)	38
Litigation Credit	20	—	NM		20	—	NM

Income Before Income Taxes	$424	$379	12		$845	$737	15

Segment Operating Profit
Margin
Distribution Solutions	1.58%	1.57%	1	bp	1.62%	1.53%	9	bp
Technology Solutions	14.68	9.32	536		14.29	9.10	519

(1)	Segment operating profit includes gross profit, net of operating expenses plus other income for our two business segments.
     Operating profit as a percentage of revenues in our Distribution Solutions segment increased for the second quarter and the first six months of 2010 compared to the same periods a year ago primarily reflecting lower operating expenses as a percentage of revenues, partially offset by the gain on the sale of our equity interest in Verispan during the second quarter of 2009. In addition, operating profit as a percentage of revenues was negatively impacted by a lower gross profit margin for the second quarter of 2010.
     Operating profit as a percentage of revenues in our Technology Solutions segment increased compared to the same periods a year ago primarily reflecting decreases in operating expenses as a percentage of revenues and an increase in gross profit margin.
     Corporate expenses, net increased primarily due to additional operating expenses as previously discussed and a decrease in interest income.
     Interest Expense: Interest expense increased compared to the same periods a year ago primarily due to our issuance of $700 million of long-term notes in February 2009.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Income Taxes: The Company’s reported income tax rates for the second quarters of 2010 and 2009 were 29.0% and 13.7% and 30.3% and 23.7% for the first six months of 2010 and 2009. Fluctuations in our reported tax rate are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. During the second quarter of 2010, income tax expense included $13 million of net income tax benefits for discrete items primarily relating to previously unrecognized tax benefits, related accrued interest and international tax credits. During the second quarter and first six months of 2009, income tax expense included net discrete items of a benefit of $76 million primarily relating to previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items was primarily due to the lapsing of the statutes of limitations. Of the $76 million of net tax benefits, $65 million represented a non-cash benefit to McKesson.
     Net Income: Net income was $301 million and $327 million for the second quarters of 2010 and 2009, or $1.11 and $1.17 per diluted share. Net income was $589 million and $562 million for the first six months of 2010 and 2009, or $2.17 and $2.00 per diluted share.
     Weighted Average Diluted Shares Outstanding: Diluted earnings per share were calculated based on an average number of diluted shares outstanding of 271 million and 280 million for the second quarters of 2010 and 2009 and 272 million and 281 million for the six months ended September 30, 2009 and 2008. The decrease in the number of weighted average diluted shares outstanding primarily reflects a decrease in the number of common shares outstanding as a result of repurchased stock, partially offset by share-based awards exercised.
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
     Operating activities provided cash of $1,533 million and $548 million during the first six months of 2010 and 2009. Operating activities for 2010 primarily benefited from improved management of drafts and accounts payable as well as inventory. Operating activities for 2009 reflect a decrease in drafts and accounts payable, as well as increases in our accounts receivable and inventory balances primarily associated with the timing of payments and receipts, as well as inventory purchases. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.
     Investing activities utilized cash of $192 million and $453 million during the first six months of 2010 and 2009. Investing activities include $189 million and $170 million in capital expenditures for property acquisitions and capitalized software in 2010 and 2009 as well as $6 million and $320 million in 2010 and 2009 of payments for business acquisitions. Activity for 2009 includes the McQueary Brothers acquisition for approximately $190 million.
     Financing activities utilized cash of $267 million and $329 million in the first six months of 2010 and 2009. Financing activities for 2010 and 2009 include $322 million and $351 million in cash paid for stock repurchases, partially offset by cash generated from stock issuances of $108 million and $65 million for 2010 and 2009.
     In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $830 million remained available at March 31, 2009. During the second quarter and first six months of 2010, we repurchased 1 million and 8 million shares for $24 million and $299 million, leaving $531 million available for future repurchases as of September 30, 2009. Stock repurchases may be made from time-to-time in open market or private transactions.
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time-to-time pursuant to its stock repurchase program. During the second quarter of 2009, all of the 4 million repurchased shares, which we purchased for $204 million, were formally retired by the Company. The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $165 million was recorded as a decrease to retained earnings.
     On October 9, 2009, we paid $295 million into the escrow account related to the AWP Litigation settlement. See Financial Note 12, “Other Commitments and Contingent Liabilities,” for further information.
     We believe that our operating cash flow, financial assets and current access to capital and credit markets, as evidenced by our debt issuance in February 2009, including our existing credit and sales facilities, will give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Selected Measures of Liquidity and Capital Resources

	September 30,	March 31,
(Dollars in millions)	2009	2009

Cash and cash equivalents	$3,215	$2,109
Working capital	3,510	3,065
Debt, net of cash and cash equivalents	(703)	403
Debt to capital ratio (1)	27.2%	28.9%
Net debt to net capital employed (2)	(11.7)	6.1
Return on stockholders’ equity (3)	13.4	13.2

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
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
     Our ratio of net debt to net capital employed decreased in 2010 primarily due to a higher cash and cash equivalents balance.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Through this facility, McKesson Corporation sells certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits, which are special purpose legal entities administered by financial institutions.
     Additional information regarding our accounts receivable sales facility is included in Financial Note 8, “Financing Activities,” to the accompanying condensed consolidated financial statements.
Revolving Credit Facility
     We have a syndicated $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. Total borrowings under this facility were nil and $189 million for the first six months of 2010 and 2009. As of September 30, 2009 and March 31, 2009, there were no amounts outstanding under this facility.
Commercial Paper
     We issued and repaid commercial paper of nil and approximately $3.3 billion for the first six months of 2010 and 2009. There were no commercial paper issuances outstanding at September 30, 2009 and March 31, 2009.
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
Debt Covenants
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. As of September 30, 2009, this ratio was 27.2% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities or issue additional debt at the interest rates then currently available.
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximates,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:
▪	material adverse resolution of pending legal proceedings;

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	competition;

▪	the frequency or rate of branded drug price inflation and generic drug price deflation;

▪	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer;

▪	implementation delay, malfunction or failure of internal information systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪	the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

▪	loss of third party licenses for technology incorporated into the Company’s products and solutions;

▪	the Company’s proprietary products and services may not be adequately protected and its products and solutions may infringe on the rights of others;

▪	failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses and products;

▪	changes in government regulations relating to sensitive personal information and to format and data content standards;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	foreign currency fluctuations or disruptions to our foreign operations;

▪	new or revised tax legislation or challenges to our tax positions;

▪	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;

▪	continued volatility and disruption to the global capital and credit markets;

▪	failure to adequately prepare for and accurately assess the scope, duration or financial impact of public health issues on our operations, particularly the Company’s current H1N1 flu vaccine distribution effort with the Centers for Disease Control and Prevention, whether occurring in the United States or abroad; and

▪	changes in accounting standards issued by the Financial Accounting Standards Board or other standard setting bodies.
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

McKESSON CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2009 Annual Report on Form 10-K.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2009 Annual Report on Form 10-K except as follows:
Our future results could be materially affected by a number of public health issues, such as the potential H1N1 flu pandemic, whether occurring in the United States or abroad.
     Public health issues, such as a potential H1N1 flu pandemic, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers or have a broader adverse impact on consumer spending and confidence levels that would negatively affect our suppliers and customers. We have developed contingency plans to address infectious disease scenarios and the potential impact on our operations and will continue to update these plans as necessary. However, there can be no assurance given that these plans will be effective in eliminating the negative impact of any such diseases on the Company’s operating results. We may be required to suspend operations in some or all of our locations, which could have a material adverse impact on our business, financial condition and results of operations.
     On August 10, 2009, we announced that the Company’s current partnership with the Centers for Disease Control and Prevention (“CDC”) had been expanded to include preparations for H1N1 flu vaccine distribution. The H1N1 vaccine distribution effort includes the centralized distribution of the H1N1 flu vaccine and ancillary medical-surgical supplies to as many as 150,000 sites across the country making it one of the largest public health initiatives in the CDC’s history. The Company is managing its part of the H1N1 flu vaccine initiative, which includes distribution of the vaccine to sites designated by state public health departments across the country.

McKESSON CORPORATION
     Currently, we have a contract with the CDC for the distribution of its public-sector purchased adult and pediatric vaccines, including those distributed through the Vaccines for Children Program (“VFC”). While a number of important steps to expand our current relationship with the CDC have been accomplished, the CDC and the Company have not yet completed all necessary modifications to the Company’s existing VFC agreement to encompass the H1N1 vaccine distribution program in its entirety. For example, the parties have not yet completed a final modification that will govern the pricing and financial impact of our H1N1 vaccine distribution effort. Moreover, given the unprecedented nature and scope of the H1N1 vaccine distribution program, it is currently unknown how many doses of the vaccine will be made available by vaccine manufacturers or how many doses will be shipped by the Company to sites designated by state public health departments over the life of the program. Due to the above described uncertainties, some of which may continue throughout the remainder of 2010, the Company’s future results of operations and financial condition may be subject to considerable variability. In arriving at the Company’s updated 2010 outlook, which was publicly announced by a Current Report on Form 8-K furnished to the Securities and Exchange Commission on October 27, 2009, we considered a broad array of possible outcomes with regard to these program variables. To the degree we failed to adequately prepare for and accurately assess the scope, duration or financial impact of public health issues on our operations, particularly the Company’s current H1N1 flu vaccine distribution effort, our publicly reported results of operations and financial condition may be substantially more or less than that projected for 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the second quarter of 2010.

	Share Repurchases(1)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		As Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased(2) (3)	Per Share	Program	Programs(1)
July 1, 2009 - July 31, 2009	—	$—	—	$555
August 1, 2009 — August 31, 2009	1	53.23	1	531
September 1, 2009 — September 30, 2009	—	—	—	531

Total	1	53.23	1	531

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced share repurchase program.

(3)	The number of shares purchased reflects rounding adjustments.
Item 3. Defaults Upon Senior Securities
     None

McKESSON CORPORATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on July 22, 2009. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.*
     The Board of Directors’ nominees for directors as listed in the proxy statement were each elected to serve a one-year term. The votes were as follows: †

	Votes For	Votes Against	Votes Abstained
Andy D. Bryant	233,307,217	5,217,677	523,612
Wayne A. Budd	231,187,517	7,353,131	507,858
John H. Hammergren	228,915,395	9,718,439	414,672
Alton F. Irby III	197,732,220	40,754,966	561,020
M. Christine Jacobs	200,034,370	38,502,535	511,601
Marie L. Knowles	233,292,309	5,267,712	488,485
David M. Lawrence M.D.	200,166,570	38,468,130	413,506
Edward A. Mueller	207,260,355	31,372,885	415,266
Jane E. Shaw	229,295,217	9,327,059	426,230
     There were no broker non-votes with respect to the Board of Directors’ nominees for directors listed above.
     The proposal to amend the Company’s 2005 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan by 14,500,000 was approved, having received the following votes: ††

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
177,314,610	37,766,601	242,622	23,724,673
     The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending March 31, 2010 was ratified, having received the following votes: ††

Votes For	Votes Against	Votes Abstained
236,513,833	2,194,748	339,925
     There were no broker non-votes with respect to the ratification of the appointment of Deloitte & Touche LLP described above.
     The stockholder proposal on executive stock retention for two years beyond retirement was not approved, having received the following votes: ††

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
65,550,355	148,968,219	805,260	23,724,672
     The stockholder proposal on executive benefits provided upon death while in service was not approved, having received the following votes: ††

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
107,598,016	101,659,126	6,066,692	23,724,672

*	With regard to the election of directors, the number of votes for, against and abstained, when totaled, may not be the same for every nominee. With regard to the proposals for which there were broker non-votes, the number of such non-votes may not be the same for every proposal.

†	Under the Company’s majority voting standard, the election of a nominee required that the nominee receive a majority of the votes cast (that is, the number of votes cast “for” each nominee had to exceed the number of votes cast “against” such nominee). Therefore, broker non-votes and abstentions were required to be disregarded and had no effect on the vote results.

††	Approval of this proposal required the affirmative vote of a majority of the shares present, in person or by proxy, and entitled to vote on the proposal at the meeting. Therefore, abstentions, which represented shares present and entitled to vote, had the same effect as a vote against the proposal. Broker non-votes were required to be disregarded and had no effect on the vote results.

McKESSON CORPORATION
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit
Number	Description
10.1	McKesson Corporation 2005 Stock Plan, as amended and restated on July 22, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

*	Furnished herewith.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: October 27, 2009	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller