Form 10-Q
period 2009-12-31
MCKESSON CORP
filed 2010-01-26
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2009
Common stock, $0.01 par value	269,392,477 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$28,272	$27,130	$82,059	$80,408
Cost of Sales	26,817	25,787	77,966	76,495

Gross Profit	1,455	1,343	4,093	3,913
Operating Expenses	946	904	2,678	2,722
Litigation Charge (Credit)	—	493	(20)	493

Total Operating Expenses	946	1,397	2,658	3,215
Operating Income (Loss)	509	(54)	1,435	698
Other Income, Net	25	17	39	71
Interest Expense	(47)	(33)	(142)	(102)

Income (Loss) Before Income Taxes	487	(70)	1,332	667
Income Tax (Expense) Benefit	(161)	50	(417)	(125)

Net Income (Loss)	$326	$(20)	$915	$542

Earnings (Loss) Per Common Share
Diluted	$1.19	$(0.07)	$3.36	$1.94
Basic	$1.21	$(0.07)	$3.41	$1.97

Dividends Declared Per Common Share	$0.12	$0.12	$0.36	$0.36

Weighted Average Shares
Diluted	274	274	272	279
Basic	269	274	269	275
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$3,428	$2,109
Receivables, net	8,319	7,774
Inventories, net	8,842	8,527
Prepaid expenses and other	265	261

Total	20,854	18,671

Property, Plant and Equipment, Net	835	796
Capitalized Software Held for Sale, Net	236	221
Goodwill	3,559	3,528
Intangible Assets, Net	580	661
Other Assets	1,475	1,390

Total Assets	$27,539	$25,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$13,021	$11,739
Deferred revenue	1,250	1,145
Current portion of long-term debt	217	219
Other accrued liabilities	2,430	2,503

Total	16,918	15,606

Long-Term Debt	2,294	2,290
Other Noncurrent Liabilities	1,204	1,178

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: December 31, 2009 and March 31, 2009 — 800 Shares issued: December 31, 2009 — 357 and March 31, 2009 — 351	4	4
Additional Paid-in Capital	4,644	4,417
Retained Earnings	6,921	6,103
Accumulated Other Comprehensive Income (Loss)	23	(179)
Other	(12)	(8)
Treasury Shares, at Cost, December 31, 2009 — 88 and March 31, 2009 — 80	(4,457)	(4,144)

Total Stockholders’ Equity	7,123	6,193

Total Liabilities and Stockholders’ Equity	$27,539	$25,267

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Operating Activities
Net income	$915	$542
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	350	330
Other deferred taxes	73	76
Income tax reserve reversals	—	(65)
Share-based compensation expense	83	72
Other non-cash items	(7)	(7)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(415)	(881)
Impact of accounts receivable sales facility	—	350
Inventories	(205)	(490)
Drafts and accounts payable	1,131	384
Deferred revenue	57	88
Taxes	95	107
Litigation charge (credit)	(20)	493
Deferred tax (benefit) expense on litigation charge (credit)	116	(182)
Litigation settlement payments	(350)	—
Other	(98)	(83)

Net cash provided by operating activities	1,725	734

Investing Activities
Property acquisitions	(137)	(151)
Capitalized software expenditures	(134)	(137)
Acquisitions of businesses, less cash and cash equivalents acquired	(18)	(320)
Restricted cash for litigation charge	55	—
Other	31	76

Net cash used in investing activities	(203)	(532)

Financing Activities
Proceeds from short-term borrowings	5	3,602
Repayments of short-term borrowings	(6)	(3,602)
Common stock transactions — issuances	159	77
Common stock share repurchases, including shares surrendered for tax withholding	(322)	(147)
Common stock share repurchases, retirements	—	(204)
Common stock transactions — other	26	10
Dividends paid	(98)	(83)
Other	(1)	(2)

Net cash used in financing activities	(237)	(349)
Effect of exchange rate changes on cash and cash equivalents	34	(40)

Net increase (decrease) in cash and cash equivalents	1,319	(187)
Cash and cash equivalents at beginning of period	2,109	1,362

Cash and cash equivalents at end of period	$3,428	$1,175

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
1.    Significant Accounting Policies
      Basis of Presentation
      The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries, majority-owned or controlled companies and certain immaterial variable interest entities (“VIEs”) of which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed.
      In accordance with the applicable sections of Accounting Standards Codification (“ASC” or “Codification”) 810, “Consolidation,” the Company evaluates its ownership, contractual and other interests in entities to determine if they are VIEs, if it has a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s estimates, among other factors.
      To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2009, the results of operations for the quarters and nine months ended December 31, 2009 and 2008 and cash flows for the nine months ended December 31, 2009 and 2008.
      The results of operations for the quarter and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“2009 Annual Report”) previously filed with the SEC on May 5, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.
      The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
      The Company evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued on January 26, 2010.
      Significant Accounting Policies Update
      The Company has disclosed its significant accounting policies in Financial Note 1, “Significant Accounting Policies,” included in the 2009 Annual Report. The following significant accounting policy provides an update to the policy included under the same caption in the Company’s Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
      Revenue Recognition: The Company’s Distribution Solutions segment engages in multiple-element arrangements which may contain a combination of various products and services. Revenue from a multiple element arrangement is allocated to the separate elements based on estimates of fair value and recognized in accordance with the revenue recognition criteria applicable to each element. If fair value cannot be established for any undelivered element, all of the arrangement’s revenue is deferred until delivery of the last element has occurred and services have been performed or until fair value can objectively be determined for any remaining undelivered elements.
      Recently Adopted Accounting Pronouncements
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
      On October 1, 2009, we adopted ASU No. 2009-05, “Measuring Liabilities at Fair Value,” as codified in ASC 820, “Fair Value Measurements,” which provides additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, the ASU may affect future fair value measurements.
      On October 1, 2009, we adopted ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” as codified in ASC 820-10, “Fair Value Measurements and Disclosures—Overall.” ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. This ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may impact the valuation of our future investments.
      On October 1, 2009, we adopted ASU No. 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505, “Equity.” ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.
      On October 1, 2009, we adopted ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.
      Newly Issued Accounting Pronouncements
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
      In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this ASU on our consolidated financial statements.
      In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this ASU on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.
      In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. We are currently evaluating the impact of this ASU on the treatment of our accounts receivable sales facility and consolidated financial statements.
      In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on April 1, 2010. We are currently evaluating the impact of this ASU on our consolidated financial statements.
      In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.
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
3.    Gain on Sale of Equity Investments
      In October 2009, our Distribution Solutions segment sold its 50% equity interest in McKesson Logistics Solutions L.L.C. (“MLS”), a Canadian logistics company, for a pre-tax gain of approximately $17 million or $14 million after income taxes. The pre-tax gain is included in other income, net on our condensed consolidated statements of operations.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
      The compensation expense recognized has been classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset for the quarters and nine months ended December 31, 2009 and 2008.
      The components of share-based compensation expense and the related tax benefit for the quarters and nine months ended December 31, 2009 and 2008 are shown in the following table:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2009	2008	2009	2008

RSUs (1)	$11	$12	$37	$46
PeRSUs (2)	12	1	25	8
Stock options	5	4	14	12
Employee stock purchase plan	2	2	7	6

Share-based compensation expense	30	19	83	72
Tax benefit for share-based compensation expense (3)	(11)	(7)	(30)	(25)

Share-based compensation expense, net of tax	$19	$12	$53	$47

Impact of share-based compensation
Earnings per common share: (4)
Diluted	$0.07	$0.04	$0.19	$0.17
Basic	$0.07	$0.04	$0.20	$0.17

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed based on applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.

(4)	Certain computations may reflect rounding adjustments.
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
5.    Income Taxes
       The Company’s reported income tax rates for the third quarters of 2010 and 2009 were 33.1% and 71.4% and 31.3% and 18.7% for the first nine months of 2010 and 2009. Fluctuations in our reported income tax rates are primarily due to discrete items as discussed below.

       During the third quarter and first nine months of 2010, income tax expense included net discrete items of an expense of $11 million and a benefit of $4 million. The expense in the third quarter of 2010 primarily consists of income taxes on the disposition of MLS and adjustments in connection with tax return filings.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
      During the third quarter of 2009, we recorded a total income tax benefit of $50 million, which included an income tax benefit of $182 million related to the Average Wholesale Price (“AWP”) litigation charge described in more detail in Financial Note 12, “Other Commitments and Contingent Liabilities.” The tax benefit could change in the future depending on the resolution of the expected future claims. In addition, during the first nine months of 2009, income tax expense included $80 million of net income tax benefits for discrete items primarily relating to previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items was primarily due to the lapsing of the statutes of limitations. Of the $80 million of net tax benefits, $65 million represented a non-cash benefit to McKesson. In accordance with ASC 740, “Income Taxes,” the net tax benefit was included in our income tax expense from continuing operations.
      As of December 31, 2009, we had $609 million of unrecognized tax benefits, of which $368 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $11 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year. In Canada, we have received assessments from the Canada Revenue Agency (“CRA”) and some provinces for a total of $61 million related to transfer pricing for 2003, 2004 and 2005. We paid the total assessments of $61 million to the CRA to stop interest and penalty liabilities. We have appealed the assessment for 2003 and have filed a notice of objection for 2004 and 2005.
      We report interest and penalties on tax deficiencies as income tax expense. At December 31, 2009, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $113 million. We recognized $4 million and $13 million of interest expense before any tax benefits in our condensed consolidated statements of operations during the quarter and nine months ended December 31, 2009. We have no material amounts accrued for penalties.
6.    Earnings (Loss) Per Share
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
      The computations for basic and diluted earnings (loss) per share are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share data)	2009	2008	2009	2008

Net income (loss)	$326	$(20)	$915	$542

Weighted average common shares outstanding:
Basic	269	274	269	275
Effect of dilutive securities:
Options to purchase common stock	3	—	3	3
Restricted stock units	2	—	1	1

Diluted	274	274	272	279

Earnings (Loss) Per Common Share: (1)
Diluted	$1.19	$(0.07)	$3.36	$1.94
Basic	$1.21	$(0.07)	$3.41	$1.97

(1)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
       Approximately 2 million stock options were excluded from the computations of diluted net earnings per share for the quarter ended December 31, 2009 as their exercise price was higher than the Company’s average stock price for the quarter. For the third quarter of 2009, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect. For the nine months ended December 31, 2009 and 2008, the number of stock options excluded was approximately 8 million and 10 million.
7.    Goodwill and Intangible Assets, Net
       Changes in the carrying amount of goodwill for the nine months ended December 31, 2009 are as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2009	$1,869	$1,659	$3,528
Goodwill acquired	7	4	11
Acquisition accounting and other adjustments	(29)	—	(29)
Foreign currency translation adjustments	19	30	49

Balance, December 31, 2009	$1,866	$1,693	$3,559

       Information regarding intangible assets is as follows:

	December 31,	March 31,
(In millions)	2009	2009

Customer lists	$831	$824
Technology	190	187
Trademarks and other	73	70

Gross intangibles	1,094	1,081
Accumulated amortization	(514)	(420)

Intangible assets, net	$580	$661

       Amortization expense of intangible assets was $31 million and $90 million for the quarter and nine months ended December 31, 2009 and $32 million and $96 million for the quarter and nine months ended December 31, 2008. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at December 31, 2009 were 7 years, 2 years and 6 years. Estimated annual amortization expense of these assets is as follows: $119 million, $114 million, $107 million, $88 million and $76 million for 2010 through 2014, and $166 million thereafter. All intangible assets were subject to amortization as of December 31, 2009 and March 31, 2009.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
      Through this facility, McKesson Corporation, the parent company, sells certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose legal entities administered by financial institutions. Sales of undivided interests in the receivables by the SPE to the Conduits are accounted for as a sale because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying condensed consolidated balance sheets. Receivables sold and receivables retained by the Company are carried at face value, which due to the short-term nature of our accounts receivable and terms of the facility, approximates fair value. McKesson receives cash in the amount of the face value for the undivided interests in the receivables sold. No gain or loss is recorded upon sale as fee charges from the Conduits are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the Conduits are accrued at the end of each month and are recorded within administrative expenses in the condensed consolidated statements of operations. Should we default under the accounts receivable sales facility, the Conduits are entitled to receive only collections on receivables owned by the SPE.
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
      Information regarding our outstanding balances related to our interests in accounts receivable sold or qualifying receivables retained is as follows:

	December 31,	March 31,
(In millions)	2009	2009

Receivables sold outstanding (1)	$—	$—
Receivables retained, net of allowance for doubtful accounts	$4,859	$4,814

(1)	Deducted from receivables, net in the condensed consolidated balance sheets.
      The following table summarizes the activity related to our interests in accounts receivable sold:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2009	2008	2009	2008

Proceeds from accounts receivable sales	$—	$633	$—	$5,070
Fees and charges (1)	$3	$5	$8	$9

(1)	Recorded in operating expenses in the condensed consolidated statements of operations.
      The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of December 31, 2009 and March 31, 2009.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
       Revolving Credit Facility
       We have a syndicated $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. Total borrowings under this facility were nil and $259 million for the first nine months of 2010 and 2009. As of December 31, 2009 and March 31, 2009, there were no amounts outstanding under this facility.
       Commercial Paper
       We issued and repaid commercial paper of nil and approximately $3.3 billion for the first nine months of 2010 and 2009. There were no commercial paper issuances outstanding at December 31, 2009 and March 31, 2009.
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
9.    Pension and Other Postretirement Benefit Plans
       Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $7 million and $19 million for the third quarter and first nine months of 2010 compared to $2 million and $7 million for the comparable prior year periods. Cash contributions to these plans for the first nine months of 2010 were $24 million.
       As previously reported in our 2009 Annual Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2009 (“First Quarter 2010 Form 10-Q”) and September 30, 2009 (“Second Quarter 2010 Form 10-Q”), the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) is a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds are attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds are attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP will distribute all of the Unallocated Proceeds to current PSIP participants as soon as administratively feasible after the close of the plan year. The receipt of the Unallocated Proceeds by the PSIP is reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and is not a contribution made by the Company to the PSIP or ESOP. Accordingly, there are no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
      The Company accounts for shares of its common stock contributed to the ESOP prior to 1993 in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans.” SOP 76-3 requires that compensation expense be recognized only to the extent that the Company contributes or commits to contribute to the ESOP. The Company accounts for all contributions of shares of its common stock made to the ESOP after 1993 under ASC 718-40, “Compensation — Stock Compensation: Employee Stock Ownership Plans.” During the first quarter of 2010, the Company contributed $1 million to the ESOP in order to extinguish the remaining ESOP loan and made no commitments to otherwise contribute to the PSIP or ESOP. Upon repayment, our ESOP became a non-leveraged ESOP. At December 31, 2009, of the 24 million shares of the Company’s common stock purchased by the ESOP since its inception, all but 66,444 shares have been allocated to PSIP participants. As a result of the payment in the first quarter of 2010, pre-tax PSIP expense for the first nine months of 2010 was $1 million. The Company anticipates that its PSIP expense for the full year will remain at $1 million, as it currently does not anticipate making or committing to make additional contributions to the PSIP or ESOP. As a result, our compensation expense in 2010 will be lower than 2009. During the first nine months of and full year 2009, PSIP expense was $39 million and $53 million.
      PSIP expense by segment for the quarters and nine months ended December 31, 2009 and 2008 was as follows:

	Quarter Ended		Nine months Ended
	December 31,		December 31,
(In millions)	2009	2008	2009	2008

Distribution Solutions	$—	$5	$—	$17
Technology Solutions	—	6	1	21
Corporate	—	—	—	1

PSIP expense	$—	$11	$1	$39

10.   Financial Guarantees and Warranties
      Financial Guarantees
      We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. The inventory repurchase agreements mostly range from one to two years. Customer guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our other customer guarantees are secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of these guarantees cannot reasonably be estimated. At December 31, 2009, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $117 million and $14 million none of which has been accrued.
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
11.   Financial Instruments
      At December 31, 2009 and March 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at December 31, 2009 and March 31, 2009 are money market fund investments of $2.1 billion and $1.7 billion which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under ASC 820, “Fair Value Measurements and Disclosures.”
      The carrying amounts and estimated fair values of our long-term debt and other financing were $2,511 million and $2,731 million at December 31, 2009 and $2,509 million and $2,545 million at March 31, 2009. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

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
      Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our 2009 Annual Report, First and Second Quarter 2010 Form 10-Q filings and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters on unfavorable terms, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
      As more fully described in our previous public reports filed with the SEC, we are involved in numerous legal proceedings. For a discussion of these proceedings, please refer to the Financial Notes entitled “Other Commitments and Contingent Liabilities” included in our 2009 Annual Report and in our First and Second Quarter 2010 Form 10-Q filings. Significant developments in previously reported proceedings and in other litigation and claims since the referenced filings are set out below.
      As previously reported, on July 14, 2009, the Georgia Court of Appeals issued its opinion on our appeals in the last two remaining lawsuits filed against the Company arising out of our January 12, 1999 acquisition of HBO & Company, Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F), ruling that the trial court committed error in denying our motions for summary judgment in those two matters. On July 23, 2009, plaintiffs petitioned the Georgia Supreme Court to take their appeal from the Georgia Court of Appeals decision. On October 19, 2009, the Georgia Supreme Court issued orders rejecting plaintiffs’ petitions. Plaintiffs’ petitions for reconsideration of the Georgia Supreme Court’s October 19, 2009 orders were all denied on December 15, 2009. These cases were remanded to the Court of Appeals, which in turn has remanded them to the trial court to enter judgment in favor of defendants as provided in the Georgia Court of Appeals decisions dated July 14, 2009. On January 4, 2010, we filed our motion for entry of judgment in favor of the Company as to all causes of action.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
      We have previously reported on certain private party class action litigation filed against the Company in the United States District Court for Massachusetts relating to alleged misstatements and manipulations of the benchmark for drug reimbursement known as AWP and relating to a proposed settlement of that litigation, New England Carpenters Health Benefits Fund, et al. v. First DataBank, Inc. and McKesson Corporation, et al. (Civil Action No. 1:05-CV-11148-PBS) (the “Private Payor RICO Action”) and New England Carpenters Health Benefits Fund, et al. v. McKesson Corporation, et al. (Civil Action No. 1:07-CV-12277-PBS) (the “Antitrust Action”). As previously disclosed, in the fourth quarter of 2009, $55 million was paid by the Company into the settlement escrow account established by plaintiffs’ counsel in accordance with the terms of the settlement. On July 24, 2009, the trial court issued an order approving the settlement of these matters. On August 21, 2009, a settlement class member filed a motion challenging the order of approval and also a motion seeking leave to intervene in the case and on November 5, 2009, the trial court denied both of those motions. On August 31, 2009, the trial court entered judgment on the settlement and dismissed all private party claims against the Company. On September 29 and 30, 2009, four appeals to the First Circuit Court of Appeals were filed by settlement class members challenging the final judgment. On October 9, 2009, the Company paid $295 million into the settlement escrow account as the final installment on the $350 million total settlement. Between November 30 and December 22, 2009, all four appeals were voluntarily dismissed. These private party actions have been concluded, the releases have become final and binding on the classes and the settlement consideration has been paid and is no longer subject to return to the Company. Accordingly, in the third quarter of 2010, the Company removed its AWP litigation liability of $350 million and corresponding restricted cash balance as all criteria for the extinguishment of this liability were met.
      Regarding the consolidated public payor actions, collectively known as In re McKesson Governmental Entities Average Wholesale Price Litigation, pending in United States District Court for the District of Massachusetts, which actions are based on allegations nearly identical to those made in the Private Payor RICO Action referenced above (Board of County Commissioners of Douglas County, Kansas v. McKesson Corporation, et al., (Civil Action No. 1:08-CV-11349-PBS) (“Douglas County, Kansas Action”), San Francisco Health Plan, et al. v. McKesson Corporation, et al. (Civil Action No. 1:08-CV-10843-PBS) (“San Francisco Action”), State of Connecticut v. McKesson Corporation, et al. (Civil Action No. 1:08-CV-10900-PBS) (“Connecticut Action”)), the trial court extended the discovery cut-off to February 19, 2010, reset the class certification hearing in the Douglas County, Kansas and San Francisco Actions for June 9, 2010 and left unchanged the trial in the Connecticut Action, previously set for July 19, 2010. No trial date has yet been proposed or set in the San Francisco and Douglas County, Kansas Actions.
      On November 30, 2009, the California Supreme Court issued its decision in the previously disclosed matter, Roby v. McKesson HBOC, et al. (Superior Court for Yolo County, California, Case No. CV01-573), reducing the ratio of punitive damages to compensatory damages from that ordered by the California Court of Appeals and reinstating the harassment claim previously stricken by the Court of Appeals with a revised award of $4 million, before interest. Both parties have filed petitions for rehearing before the California Supreme Court and are awaiting a ruling. The Company has paid the uncontested portion of the revised award.

      As has been previously reported, in late 2001, Angeles Chemical Company (“Angeles”) filed an action against the Company in the United States District Court for the Central District of California, Angeles Chemical Company v. McKesson Corporation, et al., (No. 01-10532 TJH), claiming that the Company’s chemical repackaging facility in Santa Fe Springs, California contaminated an adjacent property where Angeles conducted similar repackaging operations. The Company, Angeles and other relevant parties, have agreed to terms of a settlement, subject only to obtaining (1) certain remaining signatures to the written settlement document and (2) a “good faith settlement” order in a related environmental action pending in the same court. The settlement, which the Company believes will be concluded in the fourth quarter of 2010, will resolve all disputes between the relevant parties.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
13.   Stockholders’ Equity
      Comprehensive income (loss) is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2009	2008	2009	2008

Net income (loss)	$326	$(20)	$915	$542
Foreign currency translation adjustments and other	20	(166)	202	(215)

Comprehensive income (loss)	$346	$(186)	$1,117	$327

      Foreign currency translation adjustments and other are primarily the result of the impact of favorable and unfavorable foreign currency exchange rates on foreign subsidiaries.
      Stock Repurchase Activities
      In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $830 million remained available at March 31, 2009. During the third quarter of 2010, we did not repurchase shares. During the first nine months of 2010, we repurchased 8 million shares for $299 million, leaving $531 million available for future repurchases as of December 31, 2009. Stock repurchases may be made from time-to-time in open market or private transactions.
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

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2009	2008	2009	2008

Revenues
Distribution Solutions (1)
Direct distribution & services	$18,992	$17,037	$53,880	$50,076
Sales to customers’ warehouses	5,330	6,695	16,882	19,678

Total U.S. pharmaceutical distribution & services	24,322	23,732	70,762	69,754
Canada pharmaceutical distribution & services	2,421	1,967	6,816	6,390
Medical-Surgical distribution & services	758	680	2,177	2,007

Total Distribution Solutions	27,501	26,379	79,755	78,151

Technology Solutions
Services	610	576	1,812	1,722
Software & software systems	138	141	410	419
Hardware	23	34	82	116

Total Technology Solutions	771	751	2,304	2,257

Total	$28,272	$27,130	$82,059	$80,408

Operating Profit (Loss) (2)
Distribution Solutions (3) (4)	$558	$(54)	$1,403	$736
Technology Solutions	81	91	300	228

Total	639	37	1,703	964
Corporate	(105)	(74)	(249)	(195)
Litigation Credit	—	—	20	—
Interest Expense	(47)	(33)	(142)	(102)

Income (Loss) Before Income Taxes	$487	$(70)	$1,332	$667

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for the quarters and nine months ended December 31, 2009 and 2008.

(2)
Operating profit (loss) includes net earnings of $3 and $8 million from equity investments for the third quarter and first nine months of 2010 and net earnings of $5 million and $10 million for the comparable prior year periods which were primarily recorded within our Distribution Solutions segment.

(3)
Operating profit for the third quarter and first nine months of 2010 includes a $17 million pre-tax gain on the sale of our 50% equity interest in MLS and for the first nine months of 2009 includes a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan.

(4)	Operating profit (loss) for the third quarter and first nine months of 2009 for our Distribution Solutions segment includes the AWP litigation pre-tax charge of $493 million.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Overview

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions, except per share data)	2009	2008	Change	2009	2008	Change

Revenues	$28,272	$27,130	4%	$82,059	$80,408	2%
Litigation Charge (Credit)	$—	$493	(100)	$(20)	$493	NM
Income (Loss) Before Income Taxes	$487	$(70)	NM	$1,332	$667	100
Income Tax (Expense) Benefit	$(161)	$50	NM	$(417)	$(125)	234
Net Income (Loss)	$326	$(20)	NM	$915	$542	69

Diluted Earnings (Loss) Per Common Share (1)	$1.19	$(0.07)	NM	$3.36	$1.94	73
Weighted Average Diluted Shares	274	274	—	272	279	(3)

NM — not meaningful

(1)	For the quarter ended December 31, 2008, potentially dilutive securities have been excluded from the per share computations due to their antidilutive effect.
      Revenues for the third quarter of 2010 increased 4% to $28.3 billion and for the first nine months of 2010 revenues increased 2% to $82.1 billion compared to the same periods a year ago primarily due to increases associated with market growth and, to a lesser extent, an increase in demand related to the flu season, partially offset by lost business in late 2009.
      Income before income taxes for the third quarter of 2010 increased to $487 million and for the first nine months increased 100% to $1,332 million. Results for the third quarter of 2010 were positively affected by an increase in our Distribution Solutions segment’s operating profit, which includes a $17 million pre-tax gain on the sale of our 50% equity interest in McKesson Logistics Solutions L.L.C. (“MLS”), partially offset by a slight decrease in our Technology Solutions segment’s operating profit. For the first nine months of 2010, results were positively affected by increases in our Distribution Solutions and Technology Solutions segments’ operating profit, partially offset by a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan, L.L.C. (“Verispan”) in 2009. Results for 2009 were affected by the pre-tax charge of $493 million ($311 million after-tax) for the Average Wholesale Price (“AWP”) litigation as discussed in further detail under the caption “Operating Expenses and Other Income, Net” in this financial review.
      Net income for the third quarter of 2010 increased to $326 million and for the first nine months increased 69% to $915 million. For those same periods, diluted earnings per share increased to $1.19 and increased 73% to $3.36 compared to the prior year. In addition to the pre-tax items discussed above, net income for the first nine months of 2009 was favorably affected by $76 million of previously unrecognized tax benefits and related interest as a result of the effective settlement of uncertain tax positions. Diluted earnings per share in 2010 were favorably affected by a decrease in our weighted average shares outstanding due to the cumulative effect of share repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Results of Operations
      Revenues:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions)	2009	2008	Change	2009	2008	Change

Distribution Solutions
Direct distribution & services	$18,992	$17,037	11%	$53,880	$50,076	8%
Sales to customers’ warehouses	5,330	6,695	(20)	16,882	19,678	(14)

Total U.S. pharmaceutical distribution & services	24,322	23,732	2	70,762	69,754	1
Canada pharmaceutical distribution & services	2,421	1,967	23	6,816	6,390	7
Medical-Surgical distribution & services	758	680	11	2,177	2,007	8

Total Distribution Solutions	27,501	26,379	4	79,755	78,151	2

Technology Solutions
Services	610	576	6	1,812	1,722	5
Software & software systems	138	141	(2)	410	419	(2)
Hardware	23	34	(32)	82	116	(29)

Total Technology Solutions	771	751	3	2,304	2,257	2

Total Revenues	$28,272	$27,130	4	$82,059	$80,408	2

      Total revenues increased 4% and 2% for the third quarter and first nine months of 2010 compared to the same periods a year ago primarily due to continued growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues.
      Direct distribution and services revenues increased primarily due to a shift of revenues from sales to customers’ warehouses to direct store delivery and market growth, which includes price increases and increased volume from new and existing customers. This increase was partially offset by the loss of several customers in late 2009. Sales to customers’ warehouses decreased primarily due to a shift of revenues to direct store delivery partially offset by expanded business with existing customers. For the first nine months of 2010, sales to customers’ warehouses were also affected by the loss of a large customer.
      Canadian pharmaceutical distribution and services revenues increased on a constant currency basis by 8% and 9% in the third quarter and first nine months of 2010 primarily due to market growth. Our growth for the third quarter was affected by a favorable foreign exchange rate of 15% and was partially offset by an unfavorable foreign exchange rate of 2% for the first nine months of 2010.
      Medical-Surgical distribution and services revenues increased reflecting an increase in demand related to the flu season and aided by acquisitions made in late 2009.
      Technology Solutions revenues increased in the third quarter and first nine months of 2010 compared to the same periods a year ago due to higher services revenues primarily reflecting increases in software maintenance and claims processing. These increases were partially offset by lower hardware installations. For the first nine months of 2010, revenues were partially offset by unfavorable foreign exchange rates. The first nine months of 2010 were also positively affected by McKesson’s Horizon Enterprise Revenue ManagementTM solution which became generally available in the second quarter of 2010 and as a result we recognized previously deferred revenue.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
      Gross Profit:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2009	2008	Change		2009	2008	Change

Gross Profit
Distribution Solutions	$1,104	$988	12%		$3,018	$2,873	5%
Technology Solutions	351	355	(1)		1,075	1,040	3

Total	$1,455	$1,343	8		$4,093	$3,913	5

Gross Profit Margin
Distribution Solutions	4.01%	3.75%	26	bp	3.78%	3.68%	10	bp
Technology Solutions	45.53%	47.27%	(174)		46.66%	46.08%	58
Total	5.15%	4.95%	20		4.99%	4.87%	12

bp — basis points
      Distribution Solutions segment’s gross profit margin for the third quarter and first nine months of 2010 increased primarily due to the impact of the H1N1 flu virus, which helped drive an improved mix of higher margin revenues stemming from increased flu-related demand across our distribution businesses. Gross profit margin was also favorably affected by increased margins from sales of generic drugs. These benefits were partially offset by a decline in sell margin. For the third quarter of 2010, the increase in gross profit margin was partially offset by lower buy side margin due to the timing of price increases. For the first nine months of 2010, gross profit margin was favorably affected by a higher buy side margin. The buy side increase primarily reflects compensation from branded pharmaceutical manufacturers.
      Technology Solutions segment’s gross profit margin for the third quarter and first nine months of 2010 was negatively affected by a higher software deferral rate and by additional amortization and costs related to McKesson’s Horizon Enterprise Revenue ManagementTM solution, which became generally available in the second quarter of 2010. For the third quarter and first nine months of 2010, the segment’s gross profit margin was favorably affected by a change in revenue mix. The first nine months of 2010 were also favorably affected by the recognition of previously deferred revenue, which was recognized as a result of McKesson’s Horizon Enterprise Revenue ManagementTM solution becoming generally available.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating Expenses and Other Income, Net:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2009	2008	Change		2009	2008	Change

Operating Expenses
Distribution Solutions (1)	$568	$1,048	(46)%		$1,645	$2,180	(25)%
Technology Solutions	271	265	2		778	817	(5)
Corporate	107	84	27		255	218	17
Litigation credit	—	—	—		(20)	—	NM

Total	$946	$1,397	(32)		$2,658	$3,215	(17)

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.07%	3.97%	(190	) bp	2.06%	2.79%	(73	) bp
Technology Solutions	35.15%	35.29%	(14)		33.77%	36.20%	(243)
Total	3.35%	5.15%	(180)		3.24%	4.00%	(76)

Other Income, Net
Distribution Solutions (2)	$22	$6	267%		$30	$43	(30)%
Technology Solutions	1	1	—		3	5	(40)
Corporate	2	10	(80)		6	23	(74)

Total	$25	$17	47		$39	$71	(45)

(1)	Operating expenses for the third quarter and first nine months of 2009 include the AWP litigation charge of $493 million in our Distribution Solutions segment.

(2)	Includes Distribution Solutions segment’s sale of its 50% equity interest in MLS in the third quarter of 2010 and 42% equity interest in Verispan during the first nine months of 2009.
      Operating expenses decreased 32% and 17% for the third quarter and the first nine months of 2010 compared to the same periods a year ago. As a percentage of revenues, operating expenses decreased 180 basis points (“bp”) and 76 bp for these same periods. Operating expenses decreased primarily due to the AWP litigation charge in the third quarter of 2009 as more fully described below. For the third quarter of 2010, operating expenses increased due to employee compensation costs, unfavorable foreign exchange rates and higher legal expenses and legal settlement charges, partially offset by our continued cost containment efforts and lower Profit Sharing Investment Plan (“PSIP”) expense as more fully described below. For the first nine months of 2010, operating expenses were favorably affected by lower PSIP expense, cost containment efforts, the sales of two businesses during the first and third quarters in 2009 and the reversal of a previously established litigation accrual. These benefits were partially offset by an increase in compensation costs and expenses associated with our 2009 business acquisitions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
      As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“2009 Annual Report”) and Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2009 and September 30, 2009, the McKesson Corporation PSIP is a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds are attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds are attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP will distribute all of the Unallocated Proceeds to current PSIP participants as soon as administratively feasible after the close of the plan year. The receipt of the Unallocated Proceeds by the PSIP is reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and is not a contribution made by the Company to the PSIP or ESOP. Accordingly, there are no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.
      The Company anticipates that its PSIP expense for the full year will be negligible, as it currently does not anticipate making or committing to make additional contributions to the PSIP or ESOP. As a result, our compensation expense in 2010 will be lower than 2009. During the first nine months of and full year 2009, PSIP expense was $39 million and $53 million.
      PSIP expense by segment for the quarters and nine months ended December 31, 2009 and 2008 was as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2009	2008	2009	2008

Distribution Solutions	$—	$5	$—	$17
Technology Solutions	—	6	1	21
Corporate	—	—	—	1

PSIP expense	$—	$11	$1	$39

      Distribution Solutions segment’s operating expenses for the third quarter and first nine months of 2010 decreased compared to the same periods a year ago primarily reflecting the 2009 AWP litigation charge, the sale of two businesses during the first and third quarters of 2009, our continued focus on cost containment and lower PSIP expense in 2010. For the third quarter of 2010, these decreases were partially offset by an unfavorable foreign exchange rate and higher employee compensation costs. For the first nine months of 2010, these decreases were partially offset by an increase in expenses associated with our 2009 business acquisitions. Operating expenses as a percentage of revenues decreased compared with the same periods a year ago primarily due to the AWP litigation charge, the sale of two businesses during the first and third quarters of 2009, our continued focus on cost containment and lower PSIP expense in 2010.
      As discussed in Financial Note 18, “Other Commitments and Contingent Liabilities,” to the 2009 Annual Report, we reached an agreement to settle all private party claims relating to First DataBank, Inc.’s published drug reimbursement benchmarks for $350 million. We also recorded an accrual for pending and expected AWP-related claims by public payors, which is currently estimated to be $143 million. The combination of the AWP settlement for all private party claims and the decision by us to establish an estimated accrual for the pending and expected AWP-related claims by public payors resulted in a pre-tax, non-cash charge of $493 million in the third quarter of 2009.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
      Technology Solutions segment’s operating expenses increased for the third quarter of 2010 compared to the same period a year ago primarily due to our continued investment in research and development activities and an unfavorable foreign exchange rate, partially offset by lower PSIP expense. Operating expenses decreased for the first nine months of 2010 compared to the same period a year ago due to cost containment efforts and lower PSIP expense. During the third and fourth quarters of 2009, the segment implemented reduction in workforce plans which positively affected the first nine months of 2010.
      Corporate expenses in the third quarter and first nine months of 2010 increased compared to the same periods a year ago mostly due to higher compensation costs and higher legal expenses and legal settlement charges. In the first nine months of 2010, corporate expenses were also partially offset by the reversal of a previously established litigation accrual.
      Other income, net for the third quarter and first nine months of 2010 included a $17 million pre-tax gain from the sale of our 50% equity interest in MLS, which was partially offset by a decrease in interest income and lower earnings from equity investments. During the first nine months of 2010, other income, net was lower than 2009, which included a $24 million pre-tax gain from the sale of our 42% equity interest in Verispan. Interest income is primarily recorded within our Corporate segment and financial results for Verispan and MLS were recorded within our Distribution Solutions segment.
      Segment Operating Profit (Loss) and Corporate Expenses, Net:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2009	2008	Change		2009	2008	Change

Segment Operating Profit (Loss) (1)
Distribution Solutions (2) (3)	$558	$(54)	NM		$1,403	$736	91%
Technology Solutions	81	91	(11)%		300	228	32

Subtotal	639	37	1,627		1,703	964	77
Corporate Expenses, Net	(105)	(74)	42		(249)	(195)	28
Litigation Credit	—	—	—		20	—	NM
Interest Expense	(47)	(33)	42		(142)	(102)	39

Income (Loss) Before Income Taxes	$487	$(70)	NM		$1,332	$667	100

Segment Operating Profit (Loss) Margin
Distribution Solutions	2.03%	(0.20)%	223	bp	1.76%	0.94%	82	bp
Technology Solutions	10.51%	12.12%	(161)		13.02%	10.10%	292

(1)	Segment operating profit (loss) includes gross profit, net of operating expenses, plus other income for our two operating segments.

(2)	Operating expenses for the third quarter and first nine months of 2009 include the AWP litigation charge of $493 million in our Distribution Solutions segment.

(3)
Other income, net for the third quarter of 2010 includes the MLS sale of $17 million and for the first nine months of 2009 includes the Verispan sale of $24 million in our Distribution Solutions segment.

      Operating profit as a percentage of revenues in our Distribution Solutions segment increased for the third quarter and the first nine months of 2010 compared to the same periods a year ago primarily due to the AWP litigation charge in the third quarter of 2009, a higher gross profit margin and the gain on the sale of our equity interest in MLS. For the first nine months of 2010, the increase in operating profit as a percentage of revenues was partially offset by the 2009 gain on the sale of our equity interest in Verispan.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
      Operating profit as a percentage of revenues in our Technology Solutions segment decreased for the third quarter of 2010 compared to the same period a year ago primarily reflecting a decrease in gross profit margin. Operating profit as a percentage of revenues increased for the first nine months of 2010 compared to the same period a year ago primarily reflecting decreases in operating expenses as a percentage of revenues and an increase in gross profit margin.
      Corporate expenses, net increased primarily due to additional operating expenses as previously discussed and a decrease in interest income.
      Interest Expense: Interest expense increased compared to the same periods a year ago primarily due to our issuance of $700 million of long-term notes in February 2009.
      Income Taxes: The Company’s reported income tax rates for the third quarters of 2010 and 2009 were 33.1% and 71.4% and 31.3% and 18.7% for the first nine months of 2010 and 2009. Fluctuations in our reported income tax rates are primarily due to discrete items as discussed below.
      During the third quarter and first nine months of 2010, income tax expense included net discrete items of an expense of $11 million and a benefit of $4 million. The expense in the third quarter of 2010 primarily consists of income taxes on the disposition of MLS and adjustments in connection with tax return filings.
      During the third quarter of 2009, we recorded a total income tax benefit of $50 million, which included an income tax benefit of $182 million for the AWP litigation charge described in more detail in Financial Note 12 “Other Commitments and Contingent Liabilities,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q. The tax benefit could change in the future depending on the resolution of the expected future claims. In addition, during the first nine months of 2009, income tax expense included $80 million of net income tax benefits for discrete items primarily relating to previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items was primarily due to the lapsing of the statutes of limitations. Of the $80 million of net tax benefits, $65 million represented a non-cash benefit to McKesson.
      Net Income (Loss): Net income was $326 million compared to a net (loss) of ($20) million for the third quarters of 2010 and 2009, or $1.19 and ($0.07) per diluted share. Net income was $915 million and $542 million for the first nine months of 2010 and 2009, or $3.36 and $1.94 per diluted share. The net loss and diluted loss per basic share for the quarter ended December 31, 2008 included a pre-tax charge of $493 million ($311 million after-tax) for the AWP litigation as discussed in further detail under the caption “Operating Expenses and Other Income, Net” in this financial review. For the third quarter of 2009, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.
      Weighted Average Diluted Shares Outstanding: Diluted earnings (loss) per share was calculated based on a weighted average number of diluted shares outstanding of 274 million for the third quarters of 2010 and 2009 and 272 million and 279 million for the nine months ended December 31, 2009 and 2008. The decrease in the number of weighted average diluted shares outstanding for the nine months ended December 31, 2009 primarily reflects a decrease in the number of common shares outstanding as a result of stock repurchases, partially offset by the exercise of share-based awards. For the third quarter of 2009, potentially dilutive securities were excluded from the per share computations due to their antidilutive effect.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
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
New Accounting Developments
      New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on
Form 10-Q.
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
      Operating activities provided cash of $1,725 million and $734 million during the first nine months of 2010 and 2009. Operating activities for 2010 were primarily affected by improved management of drafts and accounts payable as well as inventory, an increase in receivables primarily associated with our revenue growth, partially offset by the AWP litigation settlement payments. See Financial Note 12, “Other Commitments and Contingent Liabilities,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information related to the AWP litigation. Operating activities for 2009 include a non-cash charge of $493 million for the AWP litigation. Operating activities for 2009 were affected by the accelerated receipt of $350 million of our accounts receivable through our accounts receivable sales facility. Operating activities for 2009 also reflected an increase in receivables primarily associated with our revenue growth as well as an increase in our net financial inventory (inventory, net of accounts payable) primarily associated with the timing of inventory purchases to support our revenue growth. Cash flows from operations can be significantly affected by factors such as the timing of receipts from customers and payments to vendors.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
      Investing activities utilized cash of $203 million and $532 million during the first nine months of 2010 and 2009. Investing activities for 2010 include the release of restricted cash from escrow related to the AWP litigation settlement payments. Investing activities include $271 million and $288 million in capital expenditures for property acquisitions and capitalized software in 2010 and 2009 as well as $18 million and $320 million in 2010 and 2009 of payments for business acquisitions. Activity for 2009 includes the McQueary Brothers acquisition for approximately $190 million.
      Financing activities utilized cash of $237 million and $349 million in the first nine months of 2010 and 2009. Financing activities for 2010 and 2009 include $322 million and $351 million in cash paid for stock repurchases, partially offset by cash generated from stock issuances of $159 million and $77 million for 2010 and 2009.
      In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $830 million remained available at March 31, 2009. During the third quarter of 2010, we did not repurchase shares. During the first nine months of 2010, we repurchased 8 million shares for $299 million, leaving $531 million available for future repurchases as of December 31, 2009. Stock repurchases may be made from time-to-time in open market or private transactions.
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
      We believe that our operating cash flow, financial assets and current access to capital and credit markets, as evidenced by our debt issuance in February 2009, including our existing credit and sales facilities, will give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or impact our costs of borrowing.
      Selected Measures of Liquidity and Capital Resources

	December 31,	March 31,
(Dollars in millions)	2009	2009

Cash and cash equivalents	$3,428	$2,109
Working capital	3,936	3,065
Debt, net of cash and cash equivalents	(916)	403
Debt to capital ratio (1)	26.1%	28.9%
Net debt to net capital employed (2)	(14.8)	6.1
Return on stockholders’ equity (3)	18.4	13.2

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
      Working capital primarily includes cash and cash equivalents, receivables and inventories, net of drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and customer requirements. Consolidated working capital increased as a result of a favorable increase in cash and cash equivalents, higher receivables balance and inventories, net of an increase in drafts and accounts payable.
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
      Through this facility, McKesson Corporation, the parent company, sells certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits, which are special purpose legal entities administered by financial institutions.
      Additional information regarding our accounts receivable sales facility is included in Financial Note 8, “Financing Activities,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Revolving Credit Facility
      We have a syndicated $1.3 billion five-year, senior unsecured revolving credit facility which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. Total borrowings under this facility were nil and $259 million for the first nine months of 2010 and 2009. As of December 31, 2009 and March 31, 2009, there were no amounts outstanding under this facility.
Commercial Paper
      We issued and repaid commercial paper of nil and approximately $3.3 billion for the first nine months of 2010 and 2009. There were no commercial paper issuances outstanding at December 31, 2009 and March 31, 2009.
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
Debt Covenants
      Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility and $215 million of term debt could be accelerated. As of December 31, 2009, this ratio was 26.1% and we were in compliance with our other financial covenants. A reduction in our credit ratings or the lack of compliance with our covenants could negatively impact our ability to finance operations through our credit facilities or issue additional debt at the interest rates then currently available.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      The information set forth in Financial Note 12, “Other Commitments and Contingent Liabilities,” in the Financial Notes in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
      There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part 1, Item 1A, of our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      The following table provides information on the Company’s share repurchases during the third quarter of 2010.

	Share Repurchases
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		As Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased	Per Share	Program	Programs (1)

October 1, 2009 – October 31, 2009	—	$—	—	$531
November 1, 2009 – November 30, 2009	—	—	—	531
December 1, 2009 – December 31, 2009	—	—	—	531

Total	—	—	—	531

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

101*
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

*	Furnished herewith.
SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: January 26, 2010	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller