Form 10-K
period 2010-03-31
MCKESSON CORP
filed 2010-05-04
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2009, was approximately $16.1 billion.
     Number of shares of common stock outstanding on April 30, 2010: 271,391,624.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

Item	Page
PART I

1. Business	3

1A. Risk Factors	11

1B. Unresolved Staff Comments	22

2. Properties	22

3. Legal Proceedings	22

4. Reserved	22

Executive Officers of the Registrant	23

PART II

5. Market for the Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities and Stock Price Performance Graph	24

6. Selected Financial Data	26

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

7A. Quantitative and Qualitative Disclosures About Market Risk	49

8. Financial Statements and Supplementary Data	50

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	106

9A. Controls and Procedures	106

9B. Other Information	106

PART III

10. Directors, Executive Officers and Corporate Governance	107

11. Executive Compensation	107

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	107

13. Certain Relationships and Related Transactions and Director Independence	109

14. Principal Accounting Fees and Services	109

PART IV

15. Exhibits and Financial Statement Schedule	110

Signatures	111
EX-10.14
EX-10.15
EX-10.18
EX-10.19
EX-10.27
EX-12
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

McKESSON CORPORATION
PART I

Item 1.	Business
General
     McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns), is a Fortune 14 corporation that delivers medicines, pharmaceutical supplies, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.
     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) are available free of charge on our Web site (www.mckesson.com under the “Investors – Financial Information – SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any Web site referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.
     The public may also read or copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the website is http://www.sec.gov.
Business Segments
     We operate in two segments. The McKesson Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells financial, operational and clinical solutions for pharmacies (retail, hospital, long-term care) and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), one of the leading pharmaceutical distributors in Mexico and a 39% interest in Parata Systems, LLC (“Parata”), which sells automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies.
     The McKesson Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment also includes our Payor group of businesses, which includes our InterQual® claims payment solutions, medical management software businesses and our care management programs. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payors from North America, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel.
     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2010		2009		2008

Distribution Solutions	$105.6	97%	$103.6	97%	$98.7	97%
Technology Solutions	3.1	3%	3.0	3%	3.0	3%

Total	$108.7	100%	$106.6	100%	$101.7	100%

McKESSON CORPORATION
Distribution Solutions
     McKesson Distribution Solutions consists of the following businesses: U.S. Pharmaceutical Distribution, McKesson Canada, Medical-Surgical Distribution, McKesson Pharmacy Systems and Automation and McKesson Specialty Care Solutions. This segment also includes our 49% interest in Nadro and 39% interest in Parata.
     U.S. Pharmaceutical Distribution: This business supplies pharmaceuticals and/or other healthcare-related products to customers in three primary customer channels: 1) retail national accounts (including national and regional chains, food/drug combinations, mail order pharmacies and mass merchandisers); 2) independent retail pharmacies; and 3) institutional healthcare providers (including hospitals, health systems, integrated delivery networks, clinics and long-term care providers).
     Our U.S. pharmaceutical distribution business operates and serves thousands of customer locations through a network of 29 distribution centers, as well as a primary redistribution center, a strategic redistribution center and two repackaging facilities, serving all 50 states and Puerto Rico. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and provide the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, a Smithsonian award-winning technology that integrates and tracks all internal inventory-related functions such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware and radio frequency signals to provide customers with real-time product availability and industry-leading order quality and fulfillment in excess of 99.9% adjusted accuracy. In addition, we offer Mobile ManagerSM, which integrates portable handheld technology with Acumax® Plus to give customers complete ordering and inventory control. We also offer McKesson ConnectSM (formerly Supply Management OnlineSM), an Internet-based ordering system that provides item lookup and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. Together, these features help ensure customers have the right products at the right time for their facilities and patients.
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
     Retail National Accounts — Business solutions that help national account customers increase revenues and profitability. Solutions include:
•	Central FillSM — Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately and at a lower cost, while reducing inventory levels and improving customer service.
•	Redistribution Centers — Two facilities totaling over 500 thousand square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologicals. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.
•	EnterpriseRxSM — A fully integrated and centrally hosted pharmacy management solution (application service provider model). Built utilizing the latest technology, EnterpriseRxSM centralizes data, reporting, pricing and drug updates, providing the operational control, visibility and support needed to reduce costs and streamline administrative tasks.
•	RxPakSM — Bulk-to-bottle repackaging service that leverages our purchasing scale and supplier relationships to provide pharmaceuticals at reduced prices, help increase inventory turns and reduce working capital investment.
•	Inventory Management – An integrated solution comprising forecasting software and automated replenishment technologies that reduce inventory-carrying costs.
•	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of generic drugs, low pricing and one-stop shopping.

McKESSON CORPORATION
     Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:
•	Health Mart® —Health Mart® is a national network of more than 2,500 independently-owned pharmacies and is one of the industry’s most comprehensive pharmacy franchise programs. Health Mart® provides franchisees with managed care that drives Pharmacy Benefit Manager recognition, branding that drives consumer recognition, in-store programs that drive manufacturer and payor recognition and community advocacy programs that drive industry recognition. Health Mart® helps franchisees grow their businesses by focusing on the three principles of successful retailing:
–	Attract new customers;

–	Maximize the value of current customers; and

–	Enhance business efficiency.
•	AccessHealth® — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.

•	McKesson Reimbursement AdvantageSM (“MRA”) — MRA is one of the industry’s most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services and customer care.

•	McKesson OneStop Generics® — described above

•	EnterpriseRxSM — described above

•	Sunmark® — Complete line of more than 1,000 products that provide retail independent pharmacies with value-priced alternatives to national brands.

•	FrontEdge™ — Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.

•	McKesson Home Health Care — Comprehensive line of more than 1,800 home health care products, including durable medical equipment, diabetes supplies, self-care supplies and disposables from national brands and the Sunmark® line.

•	Central FillSM — described above
     Institutional Healthcare Providers — Electronic ordering/purchasing and supply chain management systems that help customers improve financial performance, increase operational efficiencies and deliver better patient care. Solutions include:
•	McKesson Pharmacy OptimizationSM — An experienced group of pharmacy professionals providing consulting services and pharmacy practice resources. McKesson Pharmacy Optimization develops customized and quantifiable solutions that help hospitals create and sustain financial, operational and clinical results.
•	Fulfill-RxSM — Ordering and inventory management system that integrates McKesson pharmaceutical distribution services with our automation solutions, thus empowering hospitals to optimize the often complicated and disjointed processes related to unit-based cabinet replenishment and inventory management.
•	Asset Management — Award-winning inventory optimization and purchasing management program that helps institutional providers lower costs while ensuring product availability.
•	SKY Packaging — Blister-format packaging containing the most widely prescribed dosages and strengths in generic oral-solid medications. SKY enables acute care, long-term care and institutional pharmacies to provide cost-effective, uniform packaging.
•	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that enables acute care pharmacies to capture the full potential of purchasing generic pharmaceuticals. The Long-Term Care OneStop Generics program allows a long-term care pharmacy to capture savings on generic purchases.
•	McKesson 340B Solution Suite — Solutions that help providers manage, track and report on medication replenishment associated with the federal 340B Drug Pricing Program.
•	High Performance PharmacySM — Framework that identifies and categorizes hospital pharmacy best practices to help improve clinical outcomes and financial results. The High Performance Pharmacy Assessment tool enables hospital pharmacies to measure against comparable institutions and chart a step-by-step path to high performance.

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
     McKesson Pharmacy Systems and Automation: This business supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies. Its primary offering is EnterpriseRxSM, a fully integrated and centrally hosted pharmacy management solution (application service provider model). Built utilizing the latest technology, EnterpriseRxSM centralizes data, reporting, pricing and drug updates, providing the operational control, visibility and support needed to reduce costs and streamline administrative tasks. We also own a 39% interest in Parata which sells automated pharmacy and supply management systems and services to retail and institutional pharmacies.
     McKesson Specialty Care Solutions: This business provides solutions for patients with complex diseases and advances specialty care by facilitating collaboration among healthcare providers, drug manufacturers and payors through our expertise in specialty drug distribution and commercialization support. The business provides direct-to-physician specialty distribution services ensuring specialty drugs are received in manufacturer recommended conditions. This business also offers our industry leading Lynx® integrated technologies and clinical tools, which help provider organizations to improve their inventory management, business efficiencies and reimbursement processes. The business also works with manufacturers to optimize delivery of complex medication to patients through custom distribution and safety programs that support appropriate product utilization, as well as the development and management of reimbursement and patient access programs that help patients to gain cost effective access to needed therapies.
Technology Solutions
     Our Technology Solutions segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve quality and patient safety, reduce the cost and variability of care and better manage their resources and revenue stream. This segment also includes our InterQual® claims payment solutions and medical management software businesses and our care management programs. Technology Solutions markets its products and services to integrated delivery networks, hospitals, physician practices, home healthcare providers, retail pharmacies and payors. Our solutions and services are sold internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel.

McKESSON CORPORATION
     The product portfolio for the Technology Solutions segment is designed to address a wide array of healthcare clinical and business performance needs ranging from medication safety and information access to revenue cycle management, resource utilization and physician adoption of electronic health records (“EHR”). Analytics software enables organizations to measure progress as they automate care processes for optimal clinical outcomes, business and operating results and regulatory compliance. To ensure that organizations achieve the maximum value for their information technology investment, we also offer a wide range of services to support the implementation and use of solutions as well as assist with business and clinical redesign, process re-engineering and staffing (both information technology and back-office).
     Key solution areas are as follows:
     Clinical management: Horizon Clinicals® is built with architecture to facilitate integration and enable modular system deployment. The solution suite includes a clinical data repository, health care planning, physician order entry, point-of-care documentation with bar-coded medication administration, enterprise laboratory, radiology, pharmacy, surgical management, an emergency department solution and an ambulatory EHR system. Horizon Clinicals® also includes solutions to facilitate physician access to patient information such as a Web-based physician portal and wireless devices that draw on information from the hospital’s information systems. In addition, the Horizon Clinicals® suite includes a comprehensive solution for homecare, including telehealth and hospice.
     Enterprise imaging: In addition to document imaging to facilitate maintenance and access to complete medical records, we offer medical imaging and information management systems for healthcare enterprises, including a picture archiving communications system, a radiology information system and a comprehensive cardiovascular information system. Our enterprise-wide approach to medical imaging enables organizations to take advantage of specialty-specific workstations while building an integrated image repository that manages all of the images and information captured throughout the care continuum.
     Financial management: Revenue management solutions are designed to improve financial performance by reducing days in accounts receivable, preventing insurance claim denials, reducing costs and improving productivity. Solutions include online patient billing, contract management, electronic claims processing and coding compliance checking. Horizon Enterprise Revenue ManagementTM streamlines patient access and helps organizations to forecast financial responsibility for all constituents before and during care. The system also streamlines financial processes to allow providers to collect their reimbursement more quickly and at a lower cost. Hospital information systems play a key role in managing the revenue cycle by automating the operation of individual departments and their respective functions within the inpatient environment.
     Resource management: Resource management solutions are designed to enhance an organization’s ability to plan and optimize quality care delivery. Enterprise visibility and performance analytics provide business intelligence that enables providers to manage capacity, outcomes, productivity and patient flow. Workforce management solutions assist caregivers with staffing and maintaining labor rule continuity between scheduling, time and attendance and payroll. A comprehensive supply chain management solution integrates enterprise resource planning applications, including financials, materials, Human Resources/Payroll, with scheduling, point of use, surgical services and enterprise-wide analytics.
     Automation: Automation solutions include technologies that help hospitals re-engineer and improve their medication use processes. Examples include centralized pharmacy automation for dispensing unit-dose medications, unit-based cabinet technologies for secure medication storage and rapid retrieval and an anesthesia cart for dispensing of medications in the operating room. Based on a foundation of bar-code scanning technology, these integrated solutions are designed to reduce errors and bring new levels of safety to patients.

McKESSON CORPORATION
     Physician practice solutions: We provide a complete solution for physician practices of all sizes that includes software, revenue cycle outsourcing and connectivity services. Software solutions include practice management and EHR software for physicians of every size and specialty. Our physician practice offering also includes outsourced billing and collection services as well as services that connect physicians with their patients, hospitals, retail pharmacies and payors. Revenue cycle outsourcing enables physician groups to avoid the infrastructure investment and administrative costs of an in-house billing office. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice.
     Connectivity: Through our vendor-neutral RelayHealth® and its intelligent network, the Company provides health information exchange and revenue cycle management solutions that streamline clinical, financial and administrative communication between patients, providers, payors, pharmacies, manufacturers, government and financial institutions. RelayHealth® helps to accelerate the delivery of high-quality care and improve financial performance through online consultation of physicians by patients, electronic prescribing by physicians, point-of-service resolution of pharmacy claims by payors, pre-visit financial clearance of patients by providers and post-visit settlement of provider bills by payors and patients. RelayHealth® securely processes more than 12.6 billion financial and clinical transactions annually.
     In addition to the product offerings described above, Technology Solutions offers a comprehensive range of services to help organizations derive greater value, enhance satisfaction and return on investment throughout the life of the solutions implemented. The range of services includes:
     Technology Services: Technology services supports the smooth operation of numerous organizations’ information systems by providing the technical infrastructure designed to maximize application accessibility, availability, security and performance.
     Outsourcing Services: With these services, we help providers focus their resources on healthcare while their information technology or operations are supported through managed services, including outsourcing. Service options include remote hosting, managing hospital data processing operations, as well as strategic information systems planning and management, revenue cycle processes, payroll processing, business office administration and major system conversions.
     Professional Services: Professional services help customers achieve business results from their software or automation investment. A wide array of service options is available, including consulting for business and/or clinical process improvement and re-design as well as implementation, project management, technical and education services relating to all products in the Technology Solutions segment.
     Payor Group: The following suite of services and software products is marketed to payors, employers and government organizations to help manage the cost and quality of care:
•	Disease management programs to improve the health status and health outcomes of patients with chronic conditions;
•	Nurse triage services to provide health information and recommend appropriate levels of care;
•	Clinical and analytical software to support utilization, case and disease management workflows;
•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;
•	InterQual® Criteria for clinical decision support and utilization management; and
•	Claims payment solutions to facilitate accurate and efficient medical claim payments.
Business Combinations, Investments and Discontinued Operations
     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2 and 7, “Business Combinations and Investments” and “Discontinued Operations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
Competition
     In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segment) which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in this segment.
     Our Technology Solutions segment experiences substantial competition from many firms, including other software services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, payors, care management organizations, hardware vendors and Internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered.
Intellectual Property
     The principal trademarks and service marks of the Distribution Solutions segment include: AccessHealth®, Acumax®, Central FillSM, Closed Loop DistributionSM, CypressSM, Cypress Plus®, Edwards Medical Supply®, Empowering Healthcare®, EnterpriseRxSM, Expect More From MooreSM, FrontEdge™, Fulfill-RxSM, Health Mart®, High Performance PharmacySM, LoyaltyScript®, Lynx®, Max ImpactSM, McKesson®, McKesson AdvantageSM, McKesson ConnectSM, McKesson Empowering Healthcare®, McKesson High Volume SolutionsSM, McKesson Max Rewards®, McKesson OneStop Generics®, McKesson Pharmacy CentralSM, McKesson Pharmacy OptimizationSM, McKesson Priority Express OTCSM, McKesson Reimbursement AdvantageSM , McKesson Supply ManagerSM, MediNet™, Medi-Pak®, Mobile ManagerSM, Moore Medical®, Moorebrand®, Northstarx™, Onmark®, Pharma360®, PharmacyRx™, Pharmaserv®, ProIntercept®, ProMed®, ProPBM®, RX PakSM, RxOwnershipSM, ServiceFirstSM, Staydry®, Sterling Medical Services®, Sunmark®, The Supply Experts®, Supply Management OnlineSM, TrialScript®, Valu-Rite®, XVIII B Medi Mart®, Zee Medical Service® and ZEE®.
     The substantial majority of technical concepts and codes embodied in our Technology Solutions segment’s computer programs and program documentation are protected as trade secrets. The principal trademarks and service marks for this segment are: AcuDose-Rx®, ANSOS One-Staff™, Ask-A-Nurse®, Care Fully Connected™, CareEnhance®, Connect-RN™, Connect-Rx®, CRMS™, DataStat®, ePremis®, Episode Profiler™, E-Script™, Fulfill-RxSM, HealthQuest™, Horizon Admin-Rx™, Horizon Clinicals®, Horizon Enterprise Revenue ManagementTM, HorizonWP®, InterQual®, Lytec®, MedCarousel®, Medisoft®, ORSOS One-Call™, PACMED™, PakPlus-Rx™, Paragon®, Pathways 2000®, Patterns Profiler™, Per-Se™, Per-Se Technologies®, PerYourHealth.com®, Practice Partner®, Premis®, RelayHealth®, ROBOT-Rx®, SelfPace®, Series 2000™, STAR 2000™, SupplyScan™, TRENDSTAR® and WebVisit™.
     We also own other registered and unregistered trademarks and service marks and similar rights used by our business segments. Many of the principal trademarks and service marks are registered in the United States, or registrations have been applied for with respect to such marks, in addition to certain other jurisdictions. The United States federal registrations of these trademarks have terms of ten or twenty years, depending on date of registration, and are subject to unlimited renewals. We believe that we have taken all necessary steps to preserve the registration and duration of our trademarks and service marks, although no assurance can be given that we will be able to successfully enforce or protect our rights thereunder in the event that they are subject to third-party infringement claims. We do not consider any particular patent, license, franchise or concession to be material to our business. We also hold copyrights in, and patents related to, many of our products.

McKESSON CORPORATION
Other Information about the Business
     Customers: During 2010, sales to our ten largest customers accounted for approximately 53% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“CVS”) and Rite Aid Corporation (“Rite Aid”), accounted for approximately 15% and 12% of our total consolidated revenues. At March 31, 2010, accounts receivable from our ten largest customers were approximately 45% of total accounts receivable. Accounts receivable from CVS and Rite Aid were approximately 14% and 10% of total accounts receivable. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.
     Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 8% of our purchases in 2010. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers on the whole are good. The ten largest suppliers in 2010 accounted for approximately 46% of our purchases.
     A significant portion of our distribution arrangements with the manufacturers provides us compensation based on a percentage of our purchases. In addition, we have certain distribution arrangements with branded pharmaceutical manufacturers that include an inflation-based compensation component whereby we benefit when the manufacturers increase their prices as we sell our existing inventory at the new higher prices. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to us, could have a material adverse impact on our gross profit margin.
     Research and Development: Our development expenditures primarily consist of our investment in software held for sale. We spent $451 million, $438 million and $420 million for development activities in 2010, 2009 and 2008 and of these amounts, we capitalized 17% for each of the last three years. Development expenditures are primarily incurred by our Technology Solutions segment. Our Technology Solutions segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals and other customers. We believe that a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
     Environmental Regulation: Our operations are subject to regulation under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws.
     We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. We meet this commitment through an environmental strategy and sustainability program.
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
     The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2010 and is not expected to be material in the next year.

McKESSON CORPORATION
     Employees: On March 31, 2010 and 2009, we employed approximately 32,500 persons compared to 32,900 in 2008.
     Financial Information About Foreign and Domestic Operations: Information as to foreign and domestic operations is included in Financial Notes 1 and 21, “Significant Accounting Policies” and “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Forward-Looking Statements
     This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the “Risk Factors” in Item 1A of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed in Item 1A of Part I of this report under “Risk Factors.” The reader should not consider the list to be a complete statement of all potential risks and uncertainties.
     These and other risks and uncertainties are described herein and in other information contained in our publicly available SEC filings and press releases. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by federal securities laws, we undertake no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Item 1A.	Risk Factors
     The risks described below could have a material adverse impact on our financial position, results of operations, liquidity and cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. The reader should not consider this list to be a complete statement of all risks and uncertainties.
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

McKESSON CORPORATION
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
Changes in the United States healthcare environment could have a material adverse impact on our results of operations.
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
     Changes in the healthcare industry’s or our pharmaceutical suppliers’ pricing, selling, inventory, distribution or supply policies or practices, or changes in our customer mix could also significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes could have a material adverse impact on our results of operations, while not affecting some of our competitors who offer a narrower range of products and services.
     The majority of our U.S. pharmaceutical distribution business’ agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide; however, failure to successfully renew these contracts in a timely and favorable manner could have a material adverse impact on our results of operations.
     Generic Pharmaceuticals: Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our financial results have improved from our generic drug offering programs. An increase or a decrease in the availability or changes in pricing or reimbursement of these generic drugs could have a material adverse impact on our results of operations.
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

McKESSON CORPORATION
     International Sourcing: We may experience difficulties and delays inherent in sourcing products and contract manufacturing from foreign countries, including, but not limited to, (1) difficulties in complying with the requirements of applicable federal, state and local governmental authorities in the United States and of foreign regulatory authorities, (2) inability to increase production capacity commensurate with demand or the failure to predict market demand (3) other manufacturing or distribution problems including changes in types of products produced, limits to manufacturing capacity due to regulatory requirements or physical limitations that could impact continuous supply and (4) damage to our reputation due to real or perceived quality issues. Manufacturing difficulties could result in manufacturing shutdowns, product shortages and delays in product manufacturing.
     Pedigree Tracking: There have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system (“pedigree tracking”). Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system while other government agencies are currently evaluating their recommendations. Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using radio frequency tagging and electronic pedigrees, which will be effective for us in July 2016. Final regulations under the federal Prescription Drug Marketing Act requiring pedigree and chain of custody tracking in certain circumstances became effective December 1, 2006. This latter regulation has been challenged in a case brought by secondary distributors. A preliminary injunction was issued by the United States District Court for the Eastern District of New York that temporarily enjoined implementation of this regulation. This injunction was affirmed by the Court of Appeals for the Second Circuit in July 2008. In December 2008, both parties agreed to delay this litigation, pending the outcome of certain U.S. congressional legislative initiatives. In addition, the U.S. Food and Drug Administration (“FDA”) Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (“SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. Nonetheless, these pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have a material adverse impact on our results of operations.
     Healthcare Fraud: We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting Medicare, Medicaid and other government healthcare programs. Furthermore, our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse, which among other things (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs, (2) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs and (3) prohibit the knowing submission of a false or fraudulent claim for payment to a federal health care program such as Medicare and Medicaid. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

McKESSON CORPORATION
     Claims Transmissions: Medical billing and collection activities are governed by numerous federal and state civil and criminal laws that pertain to companies that provide billing and collection services or that provide consulting services in connection with billing and collection activities. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payors may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have a material adverse impact on our results of operations.
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
     Reimbursements: Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. For example, the Deficit Reduction Act of 2005 (“DRA”) was intended to reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Effective January 1, 2007, the DRA changed the federal upper payment limit for Medicaid reimbursement from 150% of the lowest published price for generic pharmaceuticals (which is usually the average wholesale price) to 250% of the lowest average manufacturer price (“AMP”). On July 17, 2007, CMS published a final rule implementing these provisions and clarifying, among other things, the AMP calculation methodology and the DRA provision requiring manufacturers to publicly report AMP for branded and generic pharmaceuticals. On December 19, 2007, the United States District Court for the District of Columbia issued a preliminary injunction prohibiting use of the AMP calculation in connection with Medicaid reimbursement pending resolution of a lawsuit claiming that CMS had acted unlawfully in adopting the rule. On July 15, 2008, the U.S. Congress enacted the Medicaid Improvements for Patients and Providers Acts of 2008 (“MIPPA,”) which delayed the adoption of CMS’s final rule and prevented CMS from publishing AMP data until October 1, 2009. In addition, Medicare, Medicaid and the SCHIP Extension Act of 2007 require CMS to adjust the calculation of the Medicare Part B drug average sales price (“ASP”) to an actual sales volume basis. We expect that the use of an AMP benchmark and the revised ASP calculations would result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which could indirectly impact the prices that we can charge our customers and cause corresponding declines in our profitability. There can be no assurance that the changes under the DRA would not have a material adverse impact on our results of operations.
     Interoperability Standards: There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This need for interoperability is leading to the development of standards by various groups. The Certification Commission for Healthcare Information Technology (“CCHIT”) has developed a set of criteria defining levels of interoperability, functionality and security for the industry, which are still being modified and refined. Various federal, state and foreign government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, the Health Information Technology for Economic and Clinical Health (HITECH) Act portion of the American Recovery and Reinvestment Act (“ARRA”) of 2009 requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software and systems to be in compliance with these varying and evolving standards. In addition, these changes may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. Delays in achieving certification under these evolving standards may result in postponement or cancellation of our customers’ decisions to purchase our products.

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
Our future results could be materially affected by a number of public health issues whether occurring in the United States or abroad.
     Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have a broader adverse impact on consumer spending and confidence levels that would negatively affect our suppliers and customers. We have developed contingency plans to address infectious disease scenarios and the potential impact on our operations and will continue to update these plans as necessary. However, there can be no assurance that these plans will be effective in eliminating the negative impact of any such diseases on the Company’s operating results. We may be required to suspend operations in some or all of our locations, which could have a material adverse impact on our business, financial condition and results of operations.
Changes in the Canadian healthcare environment could have a material adverse impact on our results of operations.
     Similar to the United States, the Canadian healthcare industry has undergone significant changes in recent years to reduce costs. The provincial governments provide partial funding for the purchase of pharmaceuticals and independently regulate the financing and reimbursement of drugs. The Ontario government revised the drug distribution system in 2006 with the passage of the Transparent Drug System for Patients Act and has recently announced a review of that legislation in an attempt to further reduce costs. Some of the changes being considered would adversely affect the distribution of drugs, pricing for prescription drugs and reduced funding for healthcare services. Other provinces are considering similar changes, which would lower pharmaceutical pricing and service fees. Such changes could significantly reduce our Canadian revenue and operating profit.
Competition may erode our profit.
     In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution and large payor organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers of the segment) which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in this segment.
     Our Technology Solutions segment experiences substantial competition from many firms, including other software services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, payors, care management organizations, hardware vendors and Internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered. These competitive pressures could have a material adverse impact on our results of operations.

McKESSON CORPORATION
Our Distribution Solutions segment is subject to inflation in branded pharmaceutical prices and deflation in generic pharmaceutical prices, which subjects us to risks and uncertainties.
     Inflation can be the partial basis of some of our U.S. pharmaceutical distribution business’ agreements with branded pharmaceutical manufacturers. If the frequency or rate of branded price increases slows, it could have a material adverse impact on our results of operations. In addition, we also distribute generic pharmaceuticals, which are subject to price deflation. An acceleration of the frequency or size of generic price decreases could also have a material adverse impact on our results of operations.
Substantial defaults in payment, a material reduction in purchases or the loss of a large customer or group purchasing organization could have a material adverse impact on our financial condition, results of operations and liquidity.
     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2010, sales to our ten largest customers accounted for approximately 53% of our total consolidated revenues. Sales to our two largest customers, CVS and Rite Aid, represented approximately 15% and 12% of our total consolidated revenues. At March 31, 2010, accounts receivable from our ten largest customers were approximately 45% of total accounts receivable. Accounts receivable from CVS and Rite Aid were approximately 14% and 10% of total accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. A default in payment, a material reduction in purchases from these, or any other large customers or the loss of a large customer or GPO could have a material adverse impact on our financial condition, results of operations and liquidity.
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
Our Distribution Solutions segment is dependent upon sophisticated information systems. The implementation delay, malfunction, or failure of these systems for any extended period of time could have a material adverse impact on our business.
     We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to, (1) facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers, (2) receive, process and ship orders and handle other product and services on a timely basis, (3) manage the accurate billing and collections for thousands of customers and (4) process payments to suppliers. If these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, we could have a material adverse impact on our results of operations.
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

McKESSON CORPORATION
We could become subject to liability claims that are not adequately covered by our insurance and may have to pay damages and other expenses which could have a material adverse impact on our results of operations.
     Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payor businesses (which include disease management programs and our nurse triage services) and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. If customers assert liability claims against our products and/or services, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit our liability to customers by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful product or professional liability claim not fully covered by our insurance could have a material adverse impact on our results of operations.
The failure of our healthcare technology businesses to attract and retain customers due to challenges in software product integration or to keep pace with technological advances may significantly reduce our results of operations.
     Our healthcare technology businesses, the bulk of which resides in our Technology Solutions segment, deliver enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions and pharmacy automation to hospitals, physicians, homecare providers, retail and mail order pharmacies and payors. Challenges in integrating software products could impair our ability to attract and retain customers and could have a material adverse impact on our consolidated results of operations and a disproportionate impact on the results of operations of our Technology Solutions segment.
     Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the technology products and services offered by our various businesses. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure or render our products obsolete. The success of our technology businesses will depend, in part, on our ability to be responsive to technological developments, legislative initiatives, pricing pressures and changing business models. To remain competitive in the evolving healthcare information systems marketplace, our technology businesses must also develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of our technology businesses to attract and retain customers and thereby could have a material adverse impact on our results of operations.
The loss of third party licenses utilized by our technology businesses may have a material adverse impact on our results of operations.
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
     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, despite protective measures, we may be subject to unauthorized use of our technology due to copying, reverse-engineering or other infringement. Although we believe that our products do not infringe the proprietary rights of third parties, from time-to-time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing others’ rights, we may be required to pay substantial damage awards and forced to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing technology. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments or costs of developing replacement technology could have a material adverse impact on our results of operations.
System errors or failures of our products to conform to specifications could cause unforeseen liabilities or injury, harm our reputation and have a material adverse impact on our results of operations.
     The software and software systems (“systems”) that we sell or operate are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. For example, our Technology Solutions segment’s business systems are intended to provide information for healthcare providers in providing patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. If our software or systems lead to faulty clinical decisions or injury to patients, we could be subject to claims or litigation by our clients, clinicians or patients. In addition, such failures could damage our reputation and could negatively affect future sales.
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

McKESSON CORPORATION
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
     We regularly receive requests for information and occasionally subpoenas from government authorities. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have a material adverse impact on our results of operations.
Regulations relating to confidentiality of sensitive personal information and to format and data content standards could depress the demand for our products and impose significant product redesign costs and unforeseen liabilities on us.
     State, federal and foreign laws regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These regulations govern the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security measures. Regulations currently in place, including regulations governing electronic health data transmissions, continue to evolve and are often unclear and difficult to apply. Although our systems are being updated and modified to comply with the current requirements of state and foreign laws and the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information or could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have a material adverse impact on our results of operations. In addition, in February 2010, certain provisions of the federal security and privacy standards have been extended to us in our capacity as a business associate of our payor and provider customers. Furthermore, failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

McKESSON CORPORATION
The length of our sales and implementation cycles for our Technology Solutions segment could have a material adverse impact on our future results of operations.
     Many of the solutions offered by our Technology Solutions segment have long sales and implementation cycles, which could range from a few months to two years or more from initial contact with the customer to completion of implementation. How and when to implement, replace, or expand an information system, or modify or add business processes, are major decisions for healthcare organizations. Many of the solutions we provide typically require significant capital expenditures and time commitments by the customer. Recent legislation that provides incentives to purchase health information systems imposes strict conditions on these incentives, including the requirement that purchased systems must comply with applicable federally-endorsed standards. To the extent these standards are narrowly construed or delayed in publication, our customers may delay or cancel their purchase decisions. Any decision by our customers to delay or cancel implementation could have a material adverse impact on our results of operations. Furthermore, delays or failures to meet milestones established in our agreements may result in a breach of contract, termination of the agreement, damages and/or penalties as well as a reduction in our margins or a delay in our ability to recognize revenue.
We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.
     We are required under U. S. generally accepted accounting principles (“GAAP”) to test our goodwill for impairment, annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates and the loss of a significant customer. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could have a material adverse impact on our results of operations. There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
Our foreign operations may subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial condition and results of operations.
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
     Foreign operations are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and similar regulations in foreign jurisdictions. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse impact on our financial condition and results of operations.

McKESSON CORPORATION
Tax legislation initiatives or challenges to our tax positions could have a material adverse impact on our results of operations.
     We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time-to-time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that these tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
Our business could be hindered if we are unable to complete and integrate acquisitions successfully.
     An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions involves a number of risks including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired; difficulties in the integration of operations and systems; the realization of potential operating synergies; the assimilation and retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; challenges in retaining the customers of the combined businesses and a potential material adverse impact on operating results. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.
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
     Our $1.1 billion accounts receivable sales facility is generally renewed annually and will expire in mid-May 2010. Although we did not use this facility in 2010, we have historically used it to fund working capital requirements, as needed. We anticipate renewing this facility before its expiration. If our use of the current accounts receivable sales facility is characterized as a secured borrowing rather than a sale for U.S. GAAP purposes under accounting pronouncements that will become effective for us in 2011, we may be required to consider the funds obtained by us under this facility and the related liens in the covenant compliance calculations for certain of our other financing arrangements. Although we believe we will be able to renew this facility, there is no assurance that we will be able to do so.
     Our business could also be negatively impacted if our customers or suppliers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. As a result, customers may modify, delay or cancel plans to purchase or implement our products or services and suppliers may increase their prices, reduce their output or change their terms of sale. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of accounts receivable owed to us and suppliers may restrict credit, impose different payment terms or be unable to make payments due to us for fees, returned products or incentives. Any inability of customers to pay us for our products and services or any demands by suppliers for different payment terms may have a material adverse impact on our results of operations and cash flow.

McKESSON CORPORATION
Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.
     Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time-to-time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse impact on our results of operations and financial condition.

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

Item 4.	Reserved

McKESSON CORPORATION
Executive Officers of the Registrant
     The following table sets forth information regarding the executive officers of the Company, including their principal occupations during the past five years. The number of years of service with the Company includes service with predecessor companies.
     There are no family relationships between any of the executive officers or directors of the Company. The executive officers are elected on an annual basis generally and their term expires at the first meeting of the Board of Directors (“Board”) following the annual meeting of stockholders, or until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

Name	Age	Position with Registrant and Business Experience
John H. Hammergren	51	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company – 14 years.

Jeffrey C. Campbell	49	Executive Vice President and Chief Financial Officer since April 2004; Senior Vice President and Chief Financial Officer from December 2003 to April 2004. Service with the Company – 6 years.

Patrick J. Blake	46	Executive Vice President and Group President since June 2009; President of McKesson Specialty Care Solutions from April 2006 to June 2009; President of Customer Operations for McKesson U.S. Pharmaceutical from October 2000 to April 2006. Service with the Company – 14 years.

Paul C. Julian	54	Executive Vice President and Group President since April 2004; Senior Vice President from August 1999 to April 2004. Service with the Company – 14 years.

Jorge L. Figueredo	49	Executive Vice President, Human Resources since May 2008; Senior Vice President, Human Resources, Dow Jones, Inc. from February 2007 to January 2008; President, International, Liz Claiborne Inc. from October 1984 to May 2006. Service with the Company – 2 years.

Marc E. Owen	50	Executive Vice President, Corporate Strategy and Business Development since April 2004; Senior Vice President, Corporate Strategy and Business Development from September 2001 to April 2004. Service with the Company – 9 years.

Laureen E. Seeger	48	Executive Vice President, General Counsel and Chief Compliance Officer since April 2010 (functionally has served as chief compliance officer since March 2006); Executive Vice President and General Counsel from July 2009 to April 2010; Executive Vice President, General Counsel and Secretary from March 2006 to July 2009; Vice President and General Counsel of McKesson Provider Technologies from February 2000 to March 2006. Service with the Company – 10 years.

Randall N. Spratt	58	Executive Vice President, Chief Technology Officer and Chief Information Officer since April 2009; Executive Vice President, Chief Information Officer from July 2005 to April 2009; Senior Vice President, Chief Process Officer, McKesson Provider Technologies from April 2003 to July 2005. Service with the Company – 24 years.

McKESSON CORPORATION
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities and Stock Price Performance Graph
(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”).
     The following table sets forth the high and low sales prices for our common stock as reported on NYSE for each quarterly period of the two most recently completed fiscal years:

	2010		2009
	High	Low	High	Low
First quarter	$45.27	$33.13	$58.78	$51.96
Second quarter	$59.95	$42.61	$58.85	$52.32
Third quarter	$64.98	$55.82	$52.55	$28.60
Fourth quarter	$66.98	$57.23	$45.80	$34.77
(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2010, was approximately 8,700.

(c)	Dividends: We declared regular cash dividends of $0.48 per share (or $0.12 per share per quarter) in the years ended March 31, 2010 and 2009.
The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
(d)	Securities Authorized for Issuance under Equity Compensation Plans: Information relating to this item is provided under Part III, Item 12, to this Annual Report on Form 10-K.
(e)	Share Repurchase Plans: The following table provides information on the Company’s share repurchases during the fourth quarter of 2010:

	Share Repurchases (1)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		As Part of Publicly	Yet Be Purchased
	Number of Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased	Per Share	Program	Programs

January 1, 2010 – January 31, 2010	—	$—	—	$531
February 1, 2010 – February 28, 2010	—	—	—	531
March 1, 2010 – March 31, 2010	—	—	—	531

Total	—	—	—	531

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax-withholding obligations in connection with employee equity awards.

McKESSON CORPORATION
     In April 2008, the Board approved a plan to repurchase up to $1.0 billion of the Company’s common stock of which $531 million remained available for future repurchases as of March 31, 2010. During the fourth quarter of 2010, the Company did not repurchase any shares of common stock. During 2010, the Company repurchased approximately 8 million shares of its common stock at an average price of $41.47 for $299 million. In April 2010, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
(f)	Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on the Company’s common stock for the periods indicated with the Standard & Poor’s 500 Index and the Value Line Healthcare Sector Index (composed of 154 companies in the health care industry, including the Company).

	March 31,
	2005	2006	2007	2008	2009	2010

McKesson Corporation	$100.00	$138.80	$156.61	$140.65	$95.11	$179.99
S&P 500 Index	$100.00	$111.73	$124.95	$118.60	$73.43	$109.97
Value Line Healthcare Sector Index	$100.00	$111.54	$117.82	$111.76	$85.43	$118.37

*	Assumes $100 invested in McKesson’s common stock and in each index on March 31, 2005 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2010	2009	2008	2007	2006

Operating Results
Revenues	$108,702	$106,632	$101,703	$92,977	$86,983
Percent change	1.9%	4.8%	9.4%	6.9%	10.0%
Gross profit	5,676	5,378	5,009	4,332	3,777
Income from continuing operations before income taxes	1,864	1,064	1,457	1,297	1,171
Income after income taxes
Continuing operations	1,263	823	989	968	745
Discontinued operations	—	—	1	(55)	6
Net income	1,263	823	990	913	751

Financial Position
Working capital	4,492	3,065	2,438	2,730	3,527
Days sales outstanding for: (1)
Customer receivables	25	24	22	21	22
Inventories	34	31	33	32	29
Drafts and accounts payable	48	43	44	43	41
Total assets	28,189	25,267	24,603	23,943	20,961
Total debt, including capital lease obligations	2,297	2,512	1,797	1,958	991
Stockholders’ equity	7,532	6,193	6,121	6,273	5,907
Property acquisitions	199	195	195	126	166
Acquisitions of businesses, net	18	358	610	1,938	589

Common Share Information
Common shares outstanding at year-end	271	271	277	295	304
Shares on which earnings per common share were based
Diluted	273	279	298	305	316
Basic	269	275	291	298	306
Diluted earnings per common share (2)
Continuing operations	$4.62	$2.95	$3.32	$3.17	$2.36
Discontinued operations	—	—	—	(0.18)	0.02
Total	4.62	2.95	3.32	2.99	2.38
Cash dividends declared	131	134	70	72	74
Cash dividends declared per common share	0.48	0.48	0.24	0.24	0.24
Book value per common share (2) (3)	27.79	22.87	22.10	21.26	19.43
Market value per common share – year end	65.72	35.04	52.37	58.54	52.13

Supplemental Data
Capital employed (4)	9,829	8,705	7,918	8,231	6,898
Debt to capital ratio (5)	23.4%	28.9%	22.7%	23.8%	14.4%
Net debt to net capital employed (6)	(23.5)%	6.1%	6.6%	0.1%	(24.1)%
Average stockholders’ equity (7)	6,768	6,214	6,344	6,022	5,736
Return on stockholders’ equity (8)	18.7%	13.2%	15.6%	15.2%	13.1%

Footnotes to Five-Year Highlights:

(1)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(2)	Certain computations may reflect rounding adjustments.

(3)	Represents stockholders’ equity divided by year-end common shares outstanding.

(4)	Consists of total debt and stockholders’ equity.

(5)	Ratio is computed as total debt divided by capital employed.

(6)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(7)	Represents a five-quarter average of stockholders’ equity.

(8)	Ratio is computed as net income divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION
FINANCIAL REVIEW

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in Item 8 of Part II of this Annual Report on Form 10-K. The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.
     Certain statements in this report constitute forward-looking statements. See Item 1 – Business – Forward-Looking Statements in Part I of this Annual Report on Form 10-K for additional factors relating to these statements; also see Item 1A – Risk Factors in Part I of this Annual Report on Form 10-K for a list of certain risk factors applicable to our business, financial condition and results of operations.
     We conduct our business through two operating segments: Distribution Solutions and Technology Solutions. See Financial Note 21, “Segments of Business,” to the accompanying consolidated financial statements for a description of these segments.
RESULTS OF OPERATIONS
     Overview:

	Years Ended March 31,
(In millions, except per share data)	2010	2009	2008

Revenues	$108,702	$106,632	$101,703
Litigation Charge (Credit), Net	(20)	493	(5)
Income from Continuing Operations Before Income Taxes	$1,864	$1,064	$1,457
Income Tax Expense	(601)	(241)	(468)

Income from Continuing Operations	1,263	823	989
Discontinued Operations, Net	—	—	1

Net Income	$1,263	$823	$990

Diluted Earnings Per Common Share
Continuing Operations	$4.62	$2.95	$3.32
Discontinued Operations	—	—	—

Total	$4.62	$2.95	$3.32

Weighted Average Diluted Common Shares	273	279	298

     Revenues increased 2% to $108.7 billion in 2010 and 5% to $106.6 billion in 2009. The increase in revenues primarily reflects market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues. To a lesser extent, revenues for 2010 were also affected by an increase in demand related to the flu season. These increases were partially offset by the loss of several customers in late 2009. Revenues for 2009 were increased by our acquisitions of Oncology Therapeutics Network (“OTN”) in October 2007 and McQueary Brothers Drug Company (“McQueary Brothers”) in May 2008.
     Income from continuing operations before income taxes increased 75% to $1.9 billion in 2010 and decreased 27% to $1.1 billion in 2009. The increase in 2010 was due to improved gross profit, lower operating expenses compared to 2009, which included the $493 million Average Wholesale Price (“AWP”) litigation charge discussed below, and increases in other income, partially offset by higher interest expense. The decrease in income from continuing operations before income taxes in 2009 was due to higher operating expenses, primarily caused by the AWP litigation charge, and due to lower other income, partially offset by improved gross profit.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Gross profit increased 6% to $5.7 billion and 7% to $5.4 billion in 2010 and 2009. As a percentage of revenues, gross profit increased 18 basis points (“bp”) to 5.22% and 11 bp to 5.04% in 2010 and 2009. Gross profit margin increased in 2010 primarily reflecting an improved mix of higher margin revenues in both our Distribution Solutions and Technology Solutions segments. The increase in our 2009 gross profit margin was primarily due to an improvement in our Distribution Solutions segment margin, partially offset by a decline in our Technology Solutions segment margin.
     Operating expenses were $3.7 billion, $4.2 billion and $3.5 billion in 2010, 2009 and 2008. Operating expenses for 2010 decreased compared to 2009, which included the AWP litigation charge as further discussed under the caption “Operating Expenses” in this Financial Review. Excluding the AWP litigation charge, operating expenses for 2010 approximated the same period a year ago primarily due to lower Profit Sharing Investment Plan (“PSIP”) expense as more fully described under the caption “Operating Expenses” in this Financial Review, cost containment efforts, the sale of two businesses during the first and third quarters in 2009 and the reversal of a previously established litigation accrual. These decreases were partially offset by an increase in expenses associated with employee compensation and benefit costs, our 2009 business acquisitions and other business initiatives. Operating expenses for 2009 increased primarily due to additional expenses incurred to support our sales growth, expenses associated with our business acquisitions and higher employee compensation. As noted above, operating expenses for 2009 included a pre-tax charge of $493 million for the AWP litigation charge.
     In 2010, other income, net includes a $17 million pre-tax gain ($14 million after-tax) from the sale of our 50% equity interest in McKesson Logistics Solutions L.L.C. (“MLS”). In 2009, other income, net includes a pre-tax impairment charge of $63 million ($60 million after-tax) on two equity-held investments and a pre-tax gain of $24 million ($14 million after-tax) from the sale of an equity-held investment. Over the last two years, other income, net was negatively affected by a decrease in interest income due to lower interest rates and in 2009 was affected by a lower average cash and cash equivalents balance.
     Interest expense increased 30% to $187 million in 2010 and 1% to $144 million in 2009. Interest expense increased in 2010 compared to the prior year primarily due to our issuance of $700 million of long-term notes in February 2009. Interest expense for 2009 reflects the repayment of $150 million of long-term debt during the fourth quarter of 2008 and the issuance of $700 million of long-term debt during the fourth quarter of 2009.
     Our reported income tax rates were 32.2%, 22.7% and 32.1% in 2010, 2009 and 2008. In 2009, current income tax expense included $111 million of net income tax benefits for discrete items of which, $87 million represents a non-cash benefit. These benefits primarily relate to the recognition of previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items is primarily due to the lapsing of the statutes of limitations.
     Net income was $1,263 million, $823 million and $990 million in 2010, 2009 and 2008 and diluted earnings per common share were $4.62, $2.95 and $3.32, which were favorably affected by decreases in our weighted average shares outstanding due to the cumulative effect of share repurchases from 2008 to 2010.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Revenues:

	Years Ended March 31,
(In millions)	2010	2009	2008

Distribution Solutions
Direct distribution & services	$72,210	$66,876	$60,436
Sales to customers’ warehouses	21,435	25,809	27,668

Total U.S. pharmaceutical distribution & services	93,645	92,685	88,104
Canada pharmaceutical distribution & services	9,072	8,225	8,106
Medical-Surgical distribution & services	2,861	2,658	2,509

Total Distribution Solutions	105,578	103,568	98,719

Technology Solutions
Services	2,439	2,337	2,240
Software & software systems	571	572	591
Hardware	114	155	153

Total Technology Solutions	3,124	3,064	2,984

Total Revenues	$108,702	$106,632	$101,703

     Total revenues increased 2% to $108.7 billion in 2010 and 5% to $106.6 billion in 2009. The growth in revenues was primarily driven by our Distribution Solutions segment, which accounted for approximately 97% of revenues.
     Direct distribution and services revenues increased in 2010 compared to 2009 primarily due to a shift of revenues from sales to customers’ warehouses to direct store delivery and market growth, which includes price increases and increased volume from new and existing customers, offset in part by the greater sales of lower priced generic drugs. This increase was partially offset by the loss of several customers in late 2009. Direct distribution and services revenues increased in 2009 compared to 2008 primarily reflecting market growth, our acquisitions of OTN in October 2007 and McQueary Brothers in May 2008 and a shift of revenues from sales to customers’ warehouses to direct store delivery.
     Sales to customers’ warehouses for 2010 decreased compared to prior year primarily due to a shift of revenues to direct store delivery, reduced revenues associated with a large customer and the loss of a large customer in mid-2009, partially offset by expanded business with existing customers. Sales to customers’ warehouses decreased in 2009 compared to 2008 primarily reflecting a customer’s loss of business, the loss of a large customer and reduced revenues associated with the consolidation of certain customers. Additionally, 2009 revenues were also impacted by a shift to direct store delivery. These decreases were partially offset by expanded business with existing customers.
     Sales to retail customers’ warehouses represent large volume sales of pharmaceuticals primarily to a limited number of large self-warehousing retail chain customers whereby we order bulk product from the manufacturer, receive and process the product through our central distribution facility and subsequently deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. This distribution method is typically not marketed or sold by the Company as a stand-alone service; rather, it is offered as an additional distribution method for our large retail chain customers that have an internal self-warehousing distribution network. Sales to customers’ warehouses provide a benefit to these customers because they can utilize the Company as one source for both their direct-to-store business and their warehouse business. We generally have significantly lower gross profit margins on sales to customers’ warehouses as we pass much of the efficiency of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     The customer mix of our U.S. pharmaceutical distribution revenues was as follows:

	2010	2009	2008

Direct Sales
Independents	12%	13%	13%
Institutions	32	32	30
Retail Chains	32	26	24

Subtotal	76	71	67
Sales to retail customers’ warehouses	24	29	33

Total	100%	100%	100%

     In 2010, the percentage of total direct and warehouse revenue attributed to the Company’s retail chain customers compared to our other customer groups increased slightly from the same period a year ago, while it declined in 2009. In 2009, this decline resulted in a positive impact on the Company’s gross profit margin. As previously described, a limited number of our large retail chain customers purchase products through both the Company’s direct and warehouse distribution methods, the latter of which generally has a significantly lower gross profit margin due to the low cost-to-serve model. When evaluating and pricing customer contracts, we do so based on our assessment of total customer profitability. As a result, we do not evaluate the Company’s performance or allocate resources based on sales to customers’ warehouses or gross profit associated with such sales.
     Canadian pharmaceutical distribution and services revenues for 2010 increased on a constant currency basis by 7% from prior year primarily due to market growth, which includes price increases and increased volume from new and existing customers and a favorable foreign exchange rate of 3%. Canadian pharmaceutical distribution and services revenues for 2009 increased slightly primarily reflecting market growth, which was almost fully offset by 9% unfavorable foreign exchange rates and the loss of a customer.
     Medical-Surgical distribution and services revenues increased in 2010 compared to 2009 reflecting an increase in demand related to the flu season, acquisitions and increased volume from new and existing customers. Medical-Surgical distribution and services revenues increased for 2009 from prior year primarily reflecting market growth and acquisitions. In addition, revenues in 2008 were impacted by the discontinuance of the distribution of a product line. Revenues associated with this product line are now recorded by our U.S. pharmaceutical distribution and services business.
     Technology Solutions revenues increased in 2010 compared to prior year due to higher services revenues primarily caused by increases in outsourcing revenues for claims processing and other services and software maintenance reflecting the segment’s expanded customer base. These increases were partially offset by a shift to products that have higher revenue deferral rates and lower hardware sales. Technology Solutions revenues increased in 2009 primarily due to increased services revenues primarily reflecting the segment’s expanded customer base and outsourcing revenues for claims processing. These increases were partially offset by unfavorable foreign exchange rates and a decrease in software revenues, particularly in the hospital and physician office customer channels.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Gross Profit:

	Years Ended March 31,
(Dollars in millions)	2010	2009	2008

Gross Profit
Distribution Solutions	$4,219	$3,955	$3,586
Technology Solutions	1,457	1,423	1,423

Total	$5,676	$5,378	$5,009

Gross Profit Margin
Distribution Solutions	4.00%	3.82%	3.63%
Technology Solutions	46.64	46.44	47.69
Total	5.22	5.04	4.93

     Gross profit increased 6% to $5.7 billion in 2010 and 7% to $5.4 billion in 2009. As a percentage of revenues, gross profit increased by 18 bp in 2010 and 11 bp in 2009. Gross profit margin increased in 2010 primarily due to an improved mix of higher margin revenues in both of our operating segments. Our Distribution Solutions segment margin increased primarily due to flu-related demand. Our Technology Solutions segment margin improved reflecting a change in revenue mix. In 2009, the increase in our Distribution Solutions gross profit margin was partially offset by a decline in our Technology Solutions segment reflecting a change in revenue mix and the recognition of $21 million of disease management deferred revenues in 2008 for which associated expenses were previously recognized as incurred.
     In 2010, our Distribution Solutions segment’s gross profit margin increased compared to 2009 primarily due to the impact of the H1N1 flu virus, which helped drive an improved mix of higher margin revenues stemming from increased flu-related demand across our distribution businesses. Gross profit margin was also favorably affected by a higher buy side margin, which primarily reflects compensation from branded pharmaceutical manufacturers, and increased sales of higher margin generic drugs. These benefits were partially offset by a decline in sell margin. Our last-in, first-out (“LIFO”) net inventory expense was $8 million for 2010 and 2009.
     In 2009, our Distribution Solutions segment’s gross profit margin increased compared to 2008. Gross profit margin was impacted by the benefit of increased sales of generic drugs with higher margins; higher buy side margins and an increase associated with a lower proportion of revenues within the segment attributed to sales to customers’ warehouses, which generally have lower gross profit margins relative to other revenues within the segment. These increases were partially offset by a modest decline in sell margin during the latter part of the year and LIFO net inventory credits ($8 million LIFO net expense in 2009 compared to a $14 million LIFO net credit in 2008).
     Our Distribution Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The practice in the Distribution Solutions’ distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years. Additional information regarding our LIFO accounting is included under the caption “Critical Accounting Policies and Estimates,” included in this Financial Review.
     For each of the last three years, the Company’s sales to customers’ warehouses represented 5% or less of the segment’s total gross profit dollars. In 2010, the percentage of total direct and warehouse revenue attributed to our retail chain customers compared to our other customer groups increased slightly from the same period a year ago, while it declined in 2009. In 2009, this decline resulted in a positive impact on the Company’s gross profit margin.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     In 2010, our Technology Solutions segment’s gross profit margin was favorably affected by a change in revenue mix, partially offset by a higher software revenue deferral rate.
     In 2009, our Technology Solutions segment’s gross profit margin decreased compared to the prior year primarily reflecting a change in revenue mix and the recognition in 2008 of $21 million of disease management deferred revenues for which associated expenses were previously recognized as incurred.
     Operating Expenses:

	Years Ended March 31,
(Dollars in millions)	2010	2009	2008

Operating Expenses
Distribution Solutions (1)	$2,260	$2,777	$2,138
Technology Solutions	1,077	1,096	1,115
Corporate	351	309	283

Subtotal	3,688	4,182	3,536
Litigation (credit), net	(20)	—	(5)

Total	$3,668	$4,182	$3,531

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.14%	2.68%	2.17%
Technology Solutions	34.48	35.77	37.37
Total	3.37	3.92	3.47

(1)	Operating expenses for 2009 include the $493 million AWP litigation charge.
     Operating expenses decreased 12% to $3.7 billion in 2010 and increased 18% to $4.2 billion in 2009. Operating expenses for 2010 decreased compared to 2009, which included the AWP litigation charge as more fully described below. Excluding the AWP litigation charge, operating expenses for 2010 approximated the same period a year ago primarily due to lower PSIP expense as more fully described below, cost containment efforts, the sale of two businesses during the first and third quarters in 2009 and the reversal of a previously established litigation accrual. These decreases were partially offset by an increase in expenses associated with employee compensation and benefit costs, our 2009 business acquisitions and other business initiatives.
     Excluding the AWP litigation charge, operating expenses for 2009 increased primarily due to additional expenses incurred to support our sales growth, expenses associated with our business acquisitions and higher employee compensation.
     The McKesson Corporation PSIP is a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds were attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class-holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds were attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP distributed all of the Unallocated Proceeds to current PSIP participants after the close of the plan year in April 2010. The receipt of the Unallocated Proceeds by the PSIP was reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class-holding period and was not a contribution made by the Company to the PSIP or ESOP. Accordingly, there were no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     The Company’s PSIP expense for the full year is negligible, as the Company did not make additional contributions to the PSIP or ESOP. As a result, our compensation expense in 2010 was lower than 2009. During 2009 and 2008, PSIP expense was $53 million and $13 million. The expense for 2008 was lower than 2009 due to the utilization of lower cost basis shares from the ESOP to fund our matching contributions. The expense for 2011 is expected to be approximately $58 million.
     PSIP expense by segment for the last three years was as follows:

	Years Ended March 31,
(In millions)	2010	2009	2008

Distribution Solutions	$—	$23	$5
Technology Solutions	1	28	7
Corporate	—	2	1

PSIP expense	$1	$53	$13

Cost of sales (1)	$—	$12	$3
Operating expenses	1	41	10

PSIP expense	$1	$53	$13

(1)	Amounts recorded to cost of sales pertain solely to our Technology Solutions segment.
     Over the last three years, we recorded the following reduction in workforce and restructuring charges:

	Years Ended March 31,
(In millions)	2010	2009	2008

Other workforce reduction charges, net (1)
Distribution Solutions	$9	$7	$—
Technology Solutions	11	25	8

Total	20	32	8

Restructuring charges (credits), net
Distribution Solutions (2)	1	4	8
Technology Solutions (3)	—	(2)	9
Corporate	1	(1)	2

Total	2	1	19

Total reduction in workforce and restructuring charges	$22	$33	$27

Cost of sales (4)	$5	$5	$7
Operating expenses	17	28	20

Total reduction in workforce and restructuring charges	$22	$33	$27

(1)	Although other workforce reduction actions do not constitute a restructuring plan as defined under U.S. GAAP, they do represent independent actions taken from time-to-time, as appropriate. Other workforce reduction charges also reflected related facility exit costs of $4 million and $3 million in 2010 and 2009 for our Technology Solutions segment.

(2)	In 2008, we incurred $4 million of severance costs associated with the closure of two facilities and $1 million and $3 million of severance and asset impairments associated with the integration of OTN.

(3)	In 2008, we incurred $5 million of severance and exit-related costs and a $4 million asset impairment charge for the write-off of capitalized software costs associated with the termination of a software project.

(4)	Amounts recorded to cost of sales generally pertain to our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     On a segment basis, Distribution Solutions’ operating expenses decreased in 2010 and increased in 2009 primarily due to the $493 million AWP litigation charge in 2009. Excluding the AWP litigation charge, operating expenses and operating expenses as a percentage of revenues decreased in 2010 primarily due to the sale of two businesses during the first and third quarters of 2009, lower PSIP expense in 2010 and our continued focus on cost containment, partially offset by an increase in expenses associated with our 2009 business acquisitions.
     Excluding the AWP litigation charge, operating expenses in 2009 increased primarily due to business acquisitions and additional costs incurred to support our sales volume growth. Operating expenses as a percentage of revenues increased in 2009 primarily due to the AWP litigation charge as well as additional costs incurred to support our sales volume growth.
     As discussed in Financial Note 18, “Other Commitments and Contingent Liabilities,” in 2009 we reached an agreement to settle all private party claims relating to First DataBank, Inc.’s published drug reimbursement benchmarks for $350 million. We also recorded an accrual for pending and expected AWP-related claims by public payors, which is currently estimated to be $143 million. The combination of the AWP settlement for all private party claims and the decision by us to establish an estimated accrual for the pending and expected AWP-related claims by public payors resulted in a pre-tax, non-cash charge of $493 million in the third quarter of 2009.
     Technology Solutions segment’s operating expenses decreased over the past two years. Operating expenses and operating expenses as a percentage of revenues for 2010 benefited from lower PSIP expense, cost containment efforts and reduction in workforce plans implemented in 2009, partially offset by our continued investment in research and development activities. Operating expenses for 2009 decreased primarily due to cost containment efforts and a decrease in bad debt expense, partially offset by an increase in net research and development expenses and additional costs for business acquisitions. Operating expenses as a percentage of revenues for this segment decreased for 2009 primarily reflecting the segment’s cost containment efforts and a more favorable business mix.
     Corporate expenses have increased over the last two years. Corporate expenses for 2010 increased primarily due to higher compensation and benefits costs, other business initiatives and legal settlement charges, partially offset by the reversal of a previously established litigation accrual. Corporate expenses increased in 2009 compared to 2008 primarily reflecting an increase in accounts receivable sales facility fees, compensation expense and additional costs incurred to support various initiatives.
     Other Income, net:

	Years Ended March 31,
(In millions)	2010	2009	2008

By Segment
Distribution Solutions	$29	$(20)	$35
Technology Solutions	5	7	11
Corporate	9	25	75

Total	$43	$12	$121

     In 2010, other income, net includes a $17 million pre-tax gain ($14 million after-tax) from the sale of our 50% equity interest in MLS. The gain on sale of our investment in MLS was recorded within our Distribution Solutions segment. The increase in other income, net was partially offset by a decrease in interest income due to lower interest rates in 2010. Interest income, which is primarily recorded in Corporate, was $16 million, $31 million and $89 million in 2010, 2009 and 2008.
     In 2009, other income, net included a pre-tax impairment charge of $63 million ($60 million after-tax) on two equity-held investments (as further described below) and a pre-tax gain of $24 million ($14 million after-tax) from the sale of our 42% equity interest in Verispan, LLC (“Verispan”). The impairment charge and the gain on sale of our investment in Verispan were both recorded within our Distribution Solutions segment. Excluding these items, other income, net decreased primarily due to a decrease in interest income from lower average cash and cash equivalents balances and interest rates.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     We evaluate our investments for impairment when events or changes in circumstances indicate that the carrying values of such investment may have experienced an other-than-temporary decline in value. During the fourth quarter of 2009, we determined that the fair value of our interest in Parata was lower than its carrying value and that such impairment was other-than-temporary. Fair value was determined using a discounted cash flow analysis based on estimated future results and market capitalization rates. We determined the impairment was other-than-temporary based on our assessment of all relevant factors including deterioration in the investee’s financial condition and weak market conditions. As a result, we recorded a pre-tax impairment of $58 million ($55 million after-tax) on this investment which is recorded within other income, net in the consolidated statements of operations. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.
     During the fourth quarter of 2009, we also recorded a pre-tax impairment of $5 million ($5 million after-tax) on another equity-held investment within our Distribution Solutions segment.
     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,
(Dollars in millions)	2010	2009	2008

Segment Operating Profit (1)
Distribution Solutions (2) (3)	$1,988	$1,158	$1,483
Technology Solutions	385	334	319

Subtotal	2,373	1,492	1,802
Corporate Expenses, Net	(342)	(284)	(208)
Litigation Credit, Net	20	—	5
Interest Expense	(187)	(144)	(142)

Income from Continuing Operations Before Income Taxes	$1,864	$1,064	$1,457

Segment Operating Profit Margin
Distribution Solutions	1.88%	1.12%	1.50%
Technology Solutions	12.32	10.90	10.69

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income (expense), net for our two operating segments.

(2)	Operating expenses for 2009 for our Distribution Solutions segment included the $493 million pre-tax AWP litigation charge.

(3)	Other income, net for 2010 for our Distribution Solutions segment included the MLS pre-tax gain of $17 million and for 2009 included $63 million of pre-tax charges to write-down two equity-held investments and a $24 million pre-tax gain on the sale of our equity investment in Verispan.
     In 2010, operating profit margin for our Distribution Solutions segment increased primarily due to a higher gross profit margin, lower operating expenses as a percentage of revenues and the gain on sale of the segment’s 50% equity investment in MLS. Operating expenses improved due to the sale of two businesses during the first and third quarters of 2009 and lower PSIP expense, partially offset by an increase in expenses associated with our business acquisitions. Results for 2009 included the $493 million AWP litigation charge, $63 million of pre-tax charges to write-down two equity-held investments and a $24 million pre-tax gain on the sale of the segment’s 42% equity investment in Verispan.
     In 2009, operating profit margin in our Distribution Solutions segment decreased compared to 2008 primarily due to an increase in operating expenses as a percentage of revenues as a result of the AWP litigation charge and a decrease in other income, partially offset by a higher gross profit margin.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     In 2010, operating profit margin in our Technology Solutions segment increased compared to 2009 primarily due to lower operating expenses as a percentage of revenues and an improvement in gross profit margin.
     In 2009, operating profit margin in our Technology Solutions segment increased compared to 2008 primarily due to a decrease in operating expenses as a percentage of revenues, partially offset by a decrease in gross profit margin. Operating profit margin for this segment for the past two years has benefited from cost containment efforts and a more favorable revenue mix.
     Corporate expenses, net of other income increased in 2010 compared to 2009 primarily due to an increase in operating expenses and a decrease in interest income. Corporate expenses, net of other income, increased in 2009 compared to 2008 primarily due to a decrease in interest income and an increase in operating expenses.
     Litigation Credit, Net: In 2010 and 2008 we recorded net credits of $20 million and $5 million relating to settlements for the securities litigation.
     Interest Expense: Interest expense increased in 2010 compared to the prior year primarily due to our issuance of $700 million of long-term notes in February 2009. Interest expense increased slightly in 2009 compared to the prior year, which reflects the repayment of $150 million of long-term debt during the fourth quarter of 2008 and the issuance of $700 million of long-term debt during the fourth quarter of 2009. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing activities.
     Income Taxes: Our reported tax rates were 32.2%, 22.7% and 32.1% in 2010, 2009 and 2008. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     In 2009, we recorded a $182 million income tax benefit for the AWP litigation accrual. The tax benefit could change in the future depending on the resolution of the pending and expected claims.
     In 2009, current income tax expense included $111 million of net income tax benefits for discrete items of which $87 million represents a non-cash benefit. These benefits primarily relate to the recognition of previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items was primarily due to the lapsing of the statutes of limitations.
     In 2008, the U.S. Internal Revenue Service (“IRS”) began its examination of our fiscal years 2003 through 2006. In 2009 and 2010, we received assessments from the Canada Revenue Agency (“CRA”) for a total of $62 million related to transfer pricing for 2003, 2004 and 2005. We paid the CRA assessments to stop the accrual of interest. We have appealed the assessment for 2003 and have filed a notice of objection for 2004 and 2005. We believe we have adequately provided for any potential adverse results. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.
     In 2008, the IRS completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”), which was subsequently approved by the Joint Committee on Taxation. The IRS and the Company agreed to certain adjustments, primarily related to transfer pricing and income tax credits. As a result of the approved RAR, we recognized approximately $25 million of net federal and state income tax benefits in 2008.
     Discontinued Operations: No charges for discontinued operations were incurred during 2010 and 2009. In 2008, discontinued operations included $1 million from the Company’s Acute Care business, which was sold in 2007.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Net Income: Net income was $1,263 million, $823 million and $990 million in 2010, 2009 and 2008 and diluted earnings per common share were $4.62, $2.95 and $3.32. The net income and diluted earnings per common share for 2009 included a pre-tax charge of $493 million ($311 million after-tax) for the AWP litigation as discussed in further detail under the caption “Operating Expenses” in this Financial Review.
     Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 273 million, 279 million and 298 million for 2010, 2009 and 2008. The decrease in the number of weighted average diluted common shares outstanding over the past two years primarily reflects a decrease in the number of shares outstanding as a result of stock repurchased, partially offset by exercise of share-based awards.
International Operations
     International operations accounted for 8.6%, 7.9% and 8.2% of 2010, 2009 and 2008 consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 21, “Segments of Business,” to the accompanying consolidated financial statements.
Business Combinations and Investments
     In 2009, we made the following acquisition:
     On May 21, 2008, we acquired McQueary Brothers of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. During the first quarter of 2010, the acquisition accounting was completed. Approximately $126 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $61 million representing a customer relationship with a useful life of 7 years, a trade name of $2 million with a useful life of less than one year and a not-to-compete agreement of $4 million with a useful life of 4 years. Financial results for McQueary Brothers have been included within our Distribution Solutions segment since the date of acquisition.
     In 2008, we made the following acquisition:
     On October 29, 2007, we acquired all of the outstanding shares of OTN of San Francisco, California for approximately $519 million, including the assumption of debt and net of $31 million of cash and cash equivalents acquired from OTN. During the third quarter of 2009, the acquisition accounting was completed. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Financial results for OTN are included within our Distribution Solutions segment since the date of acquisition. Approximately $240 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $115 million representing customer relationships with a weighted-average life of 9 years, developed technology of $3 million with a weighted-average life of 4 years and trademarks and trade names of $10 million with a weighted-average life of 5 years.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     During the last three years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and for certain recent acquisitions may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Note 2, “Business Combinations and Investments,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for further discussions regarding our acquisitions and investing activities.
2011 Outlook
     Information regarding the Company’s 2011 outlook is contained in our Form 8-K dated May 3, 2010. This Form 8-K should be read in conjunction with the sections Item 1 — Business — Forward-looking Statements and Item 1A — Risk Factors in Part 1 of this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We consider an accounting estimate to be critical if the estimate requires us to make assumptions about matters that were uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial condition or results from operations. Below are the estimates that we believe are critical to the understanding of our operating results and financial condition. Other accounting policies are described in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
     Allowance for Doubtful Accounts: We provide short-term credit and other customer financing arrangements to customers who purchase our products and services. Other customer financing primarily relates to guarantees provided to our customers, or their creditors, regarding the repurchase of inventories. We also provide financing to certain customers related to the purchase of pharmacies, which serve as collateral for the loans. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers and record an allowance in our consolidated financial statements for these amounts.
     In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. At March 31, 2010, revenues and accounts receivable from our ten largest customers accounted for approximately 53% of consolidated revenues and 45% of accounts receivable. At March 31, 2010, revenues and accounts receivable from our two largest customers, CVS and Rite Aid, represented approximately 15% and 12% of total consolidated revenues and 14% and 10% of accounts receivable. As a result, our sales and credit concentration is significant. A default in payments, a material reduction in purchases from these, or any other large customer or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2010 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in the foreseeable future in our allowance for doubtful accounts as a percentage of net revenue.
     At March 31, 2010, trade and notes receivables were $7,375 million prior to allowances of $131 million. In 2010, 2009 and 2008 our provision for bad debts was $17 million, $29 million and $41 million. At March 31, 2010 and 2009, the allowance as a percentage of trade and notes receivables was 1.8% and 2.2%. An increase or decrease of 0.1% in the 2010 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision on receivables of approximately $7 million. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.
     Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method and the cost of Canadian inventories is determined using the first-in, first-out (“FIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost determined by the standard cost method. Rebates, fees, cash discounts, allowances, chargebacks and other incentives received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $9.4 billion and $8.5 billion at March 31, 2010 and 2009.
     The LIFO method was used to value approximately 87% and 88% of our inventories at March 31, 2010 and 2009. At March 31, 2010 and 2009, our LIFO reserves, net of LCM adjustments, were $93 million and $85 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2010 and 2009, we recognized net LIFO expense of $8 million and in 2008, net LIFO credits of $14 million within our consolidated statements of operations. In 2010, our $8 million net LIFO expense related to our non-pharmaceutical products. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the impact of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
     We believe that the FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or inventory as valued under FIFO. Primarily due to continued deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $112 million and $107 million higher than FIFO as of March 31, 2010 and 2009. As a result, in 2010 and 2009, we recorded LCM charges of $5 million and $64 million within our consolidated statements of operations to adjust our LIFO inventories to market. As deflation in generic pharmaceuticals continues, we anticipate that LIFO credits from the valuation of our pharmaceutical products will be fully offset by LCM reserves.
     In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We provide reserves for excess and obsolete inventory, if indicated, as a result of these reviews. These factors could make our estimates of inventory valuation differ from actual results.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
     Prior to April 1, 2009, amounts allocated to acquired in-process research and development (“IPR&D”) were expensed at the date of acquisition. Effective April 1, 2009, acquired IPR&D is measured at fair value using market participant assumptions and initially capitalized as an indefinite-lived intangible asset. Capitalized IPR&D is amortized over its estimated useful life once the asset is put in service. Capitalized IPR&D is reviewed for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management. Effective April 1, 2009, contingent consideration is measured at its acquisition-date fair value. Contingent consideration classified as a liability is remeasured at fair value at the end of each subsequent reporting period and changes to the fair value are included in the current period’s earnings. Contingent consideration classified as equity is not remeasured subsequently.
     Several methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows for each asset or liability acquired. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Refer to Financial Note 2, “Business Combinations and Investments,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information regarding our acquisitions.
     Goodwill: As a result of acquiring businesses, we have $3,568 million and $3,528 million of goodwill at March 31, 2010 and 2009. We maintain goodwill assets on our books unless the assets are considered to be impaired. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the reporting units. If the carrying value exceeds the fair value, a second step would be performed to calculate the amount of impairment, which would be recorded as a charge in our consolidated statements of operations. Fair values can be determined using the market, income or cost approach. To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. In addition, we compare the aggregate fair value of our reporting units to our market capitalization as further corroboration of the fair value.
     Some of the more significant estimates and assumptions inherent in the goodwill impairment estimation process using the market approach include the selection of appropriate guideline companies, the determination of market value multiples for both the guideline companies and the reporting unit, the determination of applicable premiums and discounts based on any differences in marketability between the business and the guideline companies and for the income approach, the required rate of return used in the discounted cash flow method, which reflects capital market conditions and the specific risks associated with the business. Other estimates inherent in both the market and income approaches include long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units.
     Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. The judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
     In 2010 and 2009, we concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value.
     Supplier Incentives: Fees for service and other incentives received from suppliers, relating to the purchase or distribution of inventory, are generally reported as a reduction to cost of goods sold. We consider these fees and other incentives to represent product discounts and as a result, the amounts are recorded as a reduction of product cost and are recognized through cost of goods sold upon the sale of the related inventory.
     Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2010 and 2009, supplier reserves were $89 million and $113 million. All of the supplier reserves at March 31, 2010 and 2009 pertain to our Distribution Solutions segment. A hypothetical 0.1% percentage increase or decrease in the supplier reserve as a percentage of trade payables would have resulted in an increase or decrease in the cost of sales of approximately $13 million in 2010. The ultimate outcome of any amounts due from our suppliers may be different from our estimate.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Income Taxes: Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties. We review our tax positions at the end of each quarter and adjust the balances as new information becomes available.
     Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets (net of valuation allowances) of $1,187 million and $1,447 million at March 31, 2010 and 2009 and deferred tax liabilities of $1,845 million and $1,889 million. Deferred tax assets primarily consist of net loss and credit carryforwards and timing differences on our compensation and benefit related accruals. Deferred tax liabilities primarily consist of basis differences for inventory valuation (including inventory valued at LIFO) and other assets. We established valuation allowances of $97 million against certain deferred tax assets, which primarily relate to federal, state and foreign loss carryforwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, including those laws pertaining to LIFO, our cash flows could be materially impacted.
     If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $19 million, or $0.07 per diluted share, for 2010.
     Share-Based Compensation: Our compensation programs include share-based compensation. We account for all share-based compensation transactions using a fair-value based measurement method. The share-based compensation expense is recognized, for the portion of the awards that is ultimately expected to vest, on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For awards with performance conditions and multiple vest dates, we recognize the expense on a graded vesting basis. For awards with performance conditions and a single vest date, we recognize the expense on a straight-line basis.
     We estimate the grant-date fair value of employee stock options using the Black-Scholes options-pricing model. We believe that it is difficult to accurately measure the value of an employee stock option. Our estimates of employee stock option values rely on estimates of factors we input into the model. The key factors involve an estimate of future uncertain events. The key factors influencing the estimation process, among others, are the expected life of the option, the expected stock price volatility factor and the expected dividend yield. In determining the expected life of the option, we primarily use historical experience as our best estimate of future exercise patterns. We use a combination of historical and implied market volatility to determine the expected stock price volatility factor. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with employee stock option valuation considerations. Once the fair values of employee stock options are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from actual experience.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     In addition, we develop an estimate of the number of share-based awards, which will ultimately vest primarily based on historical experience. Changes in the estimated forfeiture rate can have a material effect on share-based compensation expense. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. We re-assess the estimated forfeiture rate established upon grant periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be materially higher or lower than our current estimates.
     Our assessments of estimated share-based compensation charges are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include the volatility of our stock price, employee stock option exercise behavior, timing, number and types of annual share-based awards and the attainment of performance goals. As a result, the future share-based compensation expense may differ from the Company’s historical amounts.
     Loss Contingencies: We are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management reviews these provisions at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Because litigation outcomes are inherently unpredictable, these decisions often involve a series of complex assessments by management about future events that can rely heavily on estimates and assumptions and it is possible that the actual cost of these matters could impact our earnings, either negatively or positively, in the period of their resolution.
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
     Net cash flow from operating activities was $2,316 million in 2010, compared to $1,351 million in 2009 and $869 million in 2008. Operating activities for 2010 were primarily affected by improved management of drafts and accounts payable, partially offset by an increase in inventories due to our revenue growth and the AWP litigation private payor settlement payments of $350 million. Cash flows from operations can also be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.
     Operating activities for 2009 include a non-cash charge of $493 million and the related income tax benefit of $182 million for the AWP litigation charge. Operating activities for 2009 reflect an increase in receivables primarily associated with our revenue growth as well as longer payment terms for certain customers and improvement in our net financial inventory (inventory, net of drafts and accounts payable).
     Operating activities for 2008 were affected by a use of cash of $962 million due to the release of restricted cash for our Consolidated Securities Litigation Action. In addition, operating activities in 2008 reflect changes in our working capital accounts due to revenue growth.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Net cash used in investing activities was $309 million in 2010 compared to $727 million in 2009 and $5 million in 2008. Investing activities for 2010 include $199 million and $179 million in capital expenditures for property acquisitions and capitalized software and the release of $55 million of restricted cash from escrow related to the AWP litigation settlement payments. Investing activities for 2009 included $358 million of cash payments for business acquisitions, including the McQueary Brothers acquisition for approximately $190 million. Investing activities for 2008 benefited from the $962 million release of restricted cash for our Consolidated Securities Litigation Action. Investing activities included $610 million in 2008 of cash paid for business acquisitions, including OTN.
     Financing activities utilized cash of $421 million in 2010, provided cash of $178 million in 2009 and utilized cash of $1,470 million in 2008. Financing activities for 2010 include $323 million in cash paid for share repurchases and $218 million in cash paid on our long-term debt, which primarily consisted of $215 million paid on the maturity of our 9.13% Series C Senior Notes in March 2010. Financing activities for 2009 include our February 2009 issuance of $350 million of 6.50% notes due 2014 and $350 million of 7.50% notes due 2019. Net proceeds of $693 million from the issuance of the notes, after discounts and offering expenses, were used by the Company for general corporate purposes. Financing activities for 2009 were also impacted by $502 million of cash paid for share repurchases, $116 million of dividends paid and $97 million of cash receipts from employees’ exercises of stock options.
     Financing activities for 2008 included $1.7 billion of cash paid for stock repurchases and $70 million of dividends paid, partially offset by $354 million of cash receipts from common stock issuances.
     The Company’s Board has authorized the repurchase of McKesson’s common stock from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. This authorization is described in more detail in Financial Note 19, “Stockholders’ Equity,” to the consolidated financial statements appearing in this Annual Report on Form 10-K. During 2010, 2009 and 2008, the Company repurchased $299 million, $484 million and $1,686 million of its common stock at average prices of $41.47, $50.52 and $59.48. As of March 31, 2010, $531 million remained available for future repurchases under the outstanding April 2008 Board approved share repurchase plan. In April 2010, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock.
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
     Although we believe that our operating cash flow, financial assets, current access to capital and credit markets, as evidenced by our debt issuance in February 2009, including our existing credit and sales facilities, will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2010	2009	2008

Cash and cash equivalents	$3,731	$2,109	$1,362
Working capital	4,492	3,065	2,438
Debt, net of cash and cash equivalents	(1,434)	403	435
Debt to capital ratio (1)	23.4%	28.9%	22.7%
Net debt to net capital employed (2)	(23.5)%	6.1%	6.6%
Return on stockholders’ equity (3)	18.7%	13.2%	15.6%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income, divided by a five-quarter average of stockholders’ equity.
     Our cash and equivalents balance as of March 31, 2010, included approximately $1.2 billion of cash held by our subsidiaries outside of the United States. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax. We may temporarily access cash held by foreign subsidiaries without subjecting us to U.S. federal, state and local income tax through intercompany loans. A notice issued by the IRS in January 2009 announced that the Treasury Department will, for a temporary period, extend the permitted duration of such intercompany loans that qualify for suspended deemed dividend treatment under Section 956 of the Internal Revenue Code of 1986, as amended. Pursuant to the IRS notice, such intercompany loans from foreign subsidiaries to the U.S. parent must be less than 60 days in duration and borrowing activities cannot exceed 180 cumulative days during the year. At March 31, 2010, there were no intercompany loans outstanding. The position set forth in the notice will apply for the Company until March 31, 2011.
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
     Consolidated working capital increased at March 31, 2010, compared to March 31, 2009, primarily due to increases in cash and cash equivalents, partially offset by an increase in net financial inventory and repayment of $215 million of our long-term debt in March 2010. Consolidated working capital increased at March 31, 2009, compared to March 31, 2008, primarily due to increases in cash and cash equivalents and accounts receivable, partially offset by our $493 million AWP litigation accrual and a higher current portion of long-term debt.
     Our ratio of net debt to net capital employed decreased at March 31, 2010, compared to March 31, 2009, primarily reflecting an increase in cash and cash equivalents and repayment of $215 million of our long-term debt in March 2010. This ratio decreased at March 31, 2009, compared to March 31, 2008, primarily reflecting an increase in cash and cash equivalents, partially offset by our issuance of $700 million of long-term debt.
     The Company has paid quarterly cash dividends at the rate of $0.06 per share on its common stock since the fourth quarter of 1999. In April 2008, the quarterly dividend was raised from six cents to twelve cents per share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2010, 2009 and 2008, we paid total cash dividends of $131 million, $116 million and $70 million.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Contractual Obligations:
     The table below presents our significant financial obligations and commitments at March 31, 2010:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5

On balance sheet
Long-term debt (1)	$2,296	$3	$919	$350	$1,024
Other (2)	300	22	48	128	102
Off balance sheet
Interest on borrowings (3)	879	149	258	156	316
Purchase obligations (4)	3,272	3,059	121	66	26
Customer guarantees (5)	146	64	25	6	51
Operating lease obligations (6)	363	106	140	67	50

Total	$7,256	$3,403	$1,511	$773	$1,569

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of capital lease obligations. See Financial Note 12, “Long-Term Debt and Other Financing,” for further information.

(2)	Represents our estimated benefit payments for the unfunded benefit plans and minimum funding requirements for the pension plans.

(3)	Primarily represents interest that will become due on our fixed rate long-term debt obligations.

(4)	A purchase obligation is defined as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases, capital commitments and service agreements.

(5)	Represents primarily agreements with certain of our customers’ financial institutions (primarily for our Canadian business) under which we have guaranteed the repurchase of inventory at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other limitations, these inventories must be in resalable condition. The inventory repurchase agreements mostly range from one to two years. Customer guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our other customer guarantees are secured by certain assets of the customer. At March 31, 2010, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $124 million and $17 million. We consider it unlikely that we would make significant payments under these guarantees and accordingly, no amounts had been accrued at March 31, 2010. Refer to Financial Note 17, “Financial Guarantees and Warranties,” for further information.

(6)	Represents minimum rental payments for operating leases. See Financial Note 16, “Lease Obligations,” for further information.
     At March 31, 2010, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $514 million. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the contractual obligations table.
     In addition, at March 31, 2010, our banks and insurance companies have issued $111 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Credit Resources:
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable sales facility, short-term borrowings under the revolving credit facility and commercial paper.
     Long-Term Debt
     In March 2010, we repaid our $215 million 9.13% Series C Senior notes, which had matured.
     On February 12, 2009, we issued 6.50% notes due February 15, 2014, (the “2014 Notes”) in an aggregate principal amount of $350 million and 7.50% notes due February 15, 2019, (the “2019 Notes”) in an aggregate principal amount of $350 million. Interest is payable on February 15 and August 15 of each year beginning on August 15, 2009. The 2014 Notes will mature on February 15, 2014 and the 2019 Notes will mature on February 15, 2019. We utilized net proceeds, after discounts and offering expenses, of $693 million from the issuance of the 2014 Notes and 2019 Notes for general corporate purposes.
     Our senior debt credit ratings from S&P, Fitch, and Moody’s are currently A-, BBB+ and Baa3, and our commercial paper ratings are currently A-2, F-2 and P-3. Our ratings outlook is stable with S&P, Fitch, and Moody’s.
     Accounts Receivable Sales Facility
     In May 2009, we renewed our accounts receivable sales facility for an additional one-year period under terms similar to those previously in place. The renewed facility will expire in mid-May 2010. Based on our existing accounts receivable sales facility agreement, we anticipate that activity under this facility may, for U.S. GAAP purposes, be considered as a secured borrowing rather than a sale under accounting standards that will become effective for us on April 1, 2010. We anticipate renewing this facility before its expiration. The aggregate commitment of the purchasers under this facility is $1.1 billion, although from time-to-time, the available amount may be less than that amount based on concentration limits and receivable eligibility requirements.
     Through this facility, McKesson Corporation, the parent company, sells certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary, which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits, which are special purpose legal entities administered by financial institutions.
     Additional information regarding our accounts receivable sales facility is included in Financial Notes 1 and 12, “Significant Accounting Policies” and “Long-Term Debt and Other Financing,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. There were no borrowings under this facility in 2010 and $279 million for 2009. As of March 31, 2010 and 2009, there were no amounts outstanding under this facility.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Commercial Paper
     We issued and repaid commercial paper of nil and approximately $3.3 billion and $260 million in 2010, 2009 and 2008. There were no commercial paper issuances outstanding at March 31, 2010 and 2009.
     Debt Covenant
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2010, this ratio was 23.4% and we were in compliance with our other financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions.
RELATED PARTY BALANCES AND TRANSACTIONS
     Information regarding our related party balances and transactions is included in Financial Note 20, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
     New accounting pronouncements that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by 50 bp in 2010, interest expense would not have been materially different from that reported.
     Our cash and cash equivalents balances earn interest at variable rates. Should interest rates decline, our interest income may be negatively impacted. If the underlying weighted average interest rate on our cash and cash equivalents balances changed by 50 bp in 2010, interest income would have increased or decreased by approximately $16 million.
     As of March 31, 2010 and 2009, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $2,548 million and $2,545 million. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been realized or that will be realized in the future. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.
     Foreign exchange risk: We derive revenues and earnings from Canada, the United Kingdom, Ireland, other European countries, Israel, Asia Pacific and Mexico, which exposes us to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency investments and loans. As of March 31, 2010, an adverse 10% change in quoted foreign currency exchange rates would not have had a material impact on our net fair value of financial instruments that have exposure to foreign currency risk.

McKESSON CORPORATION
Item 8. Financial Statements and Supplementary Data

McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2010.
     Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. This audit report appears on page 52 of this Annual Report on Form 10-K.
May 4, 2010

/s/ John H. Hammergren
John H. Hammergren
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of McKesson Corporation:
     We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2010. Our audit also included the consolidated financial statement schedule (“financial statement schedule”) listed in the Index at Item 15(a). We also have audited the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
San Francisco, California
May 4, 2010

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2010	2009	2008
Revenues	$108,702	$106,632	$101,703
Cost of Sales	103,026	101,254	96,694

Gross Profit	5,676	5,378	5,009

Operating Expenses
Selling	746	743	744
Distribution	882	943	886
Research and development	376	364	347
Administrative	1,684	1,639	1,559
Litigation charge (credit), net	(20)	493	(5)

Total Operating Expenses	3,668	4,182	3,531

Operating Income	2,008	1,196	1,478
Other Income, Net	43	12	121
Interest Expense	(187)	(144)	(142)

Income from Continuing Operations Before Income Taxes	1,864	1,064	1,457
Income Tax Expense	(601)	(241)	(468)

Income from Continuing Operations	1,263	823	989
Discontinued operations, net	—	—	1

Net Income	$1,263	$823	$990

Earnings Per Common Share
Diluted
Continuing operations	$4.62	$2.95	$3.32
Discontinued operations, net	—	—	—

Total	$4.62	$2.95	$3.32

Basic
Continuing operations	$4.70	$2.99	$3.40
Discontinued operations, net	—	—	—

Total	$4.70	$2.99	$3.40

Weighted Average Common Shares
Diluted	273	279	298
Basic	269	275	291
See Financial Notes

McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$3,731	$2,109
Receivables, net	8,075	7,774
Inventories, net	9,441	8,527
Prepaid expenses and other	257	261

Total	21,504	18,671

Property, Plant and Equipment, Net	851	796
Capitalized Software Held for Sale, Net	234	221
Goodwill	3,568	3,528
Intangible Assets, Net	551	661
Other Assets	1,481	1,390

Total Assets	$28,189	$25,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$13,255	$11,739
Deferred revenue	1,218	1,145
Current portion of long-term debt	3	219
Other accrued liabilities	2,536	2,503

Total	17,012	15,606

Long-Term Debt	2,293	2,290
Other Noncurrent Liabilities	1,352	1,178

Other Commitments and Contingent Liabilities (Note 18)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 2010 and 2009 – 800 Shares issued: 2010 – 359, 2009 – 351	4	4
Additional Paid-in Capital	4,756	4,417
Retained Earnings	7,236	6,103
Accumulated Other Comprehensive Income (Loss)	6	(179)
Other	(12)	(8)
Treasury Shares, at Cost, 2010 – 88 and 2009 – 80	(4,458)	(4,144)

Total Stockholders’ Equity	7,532	6,193

Total Liabilities and Stockholders’ Equity	$28,189	$25,267

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2010, 2009 and 2008
(In millions, except per share amounts)

						Accumulated
	Common		Additional			Other	ESOP Notes	Treasury			Other
	Stock		Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders’	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income (Loss)	Guarantees	Shares	Amount	Equity	Income (Loss)
Balances, March 31, 2007	341	$3	$3,722	$(19)	$4,712	$31	$(14)	(46)	$(2,162)	$6,273
Issuance of shares under employee plans	10	1	354						(12)	343
Share-based compensation			91							91
Tax benefit related to issuance of shares under employee plans			85							85
ESOP note collections							11			11
Translation adjustments						95				95	95
Unrealized net gain and other components of benefit plans, net of tax of $(13)						26				26	26
Net income					990					990	990
Repurchase of common stock								(28)	(1,686)	(1,686)
Cash dividends declared, $0.24 per common share					(70)					(70)
Adoption of ASC 740-10					(46)					(46)
Other				9						9

Balances, March 31, 2008	351	$4	$4,252	$(10)	$5,586	$152	$(3)	(74)	$(3,860)	$6,121	$1,111

Issuance of shares under employee plans	4		97						(19)	78
ESOP funding									15	15
Share-based compensation			99							99
Tax benefit related to issuance of shares under employee plans			8							8
ESOP note collections							2			2
Translation adjustments						(273)				(273)	(273)
Unrealized net loss and other components of benefit plans, net of tax benefit of $33						(57)				(57)	(57)
Net income					823					823	823
Repurchase and retirement of common stock	(4)		(39)		(165)			(6)	(280)	(484)
Cash dividends declared, $0.48 per common share					(134)					(134)
Other				3	(7)	(1)				(5)

Balances, March 31, 2009	351	$4	$4,417	$(7)	$6,103	$(179)	$(1)	(80)	$(4,144)	$6,193	$493

Issuance of shares under employee plans	8		218					(1)	(24)	194
Share-based compensation			114							114
Tax benefit related to issuance of shares under employee plans			11							11
ESOP note collections							1			1
Translation adjustments						238				238	238
Unrealized net loss and other components of benefit plans, net of tax benefit of $32						(53)				(53)	(53)
Net income					1,263					1,263	1,263
Repurchase of common stock								(7)	(299)	(299)
Cash dividends declared, $0.48 per common share					(131)					(131)
Other			(4)	(5)	1				9	1

Balances, March 31, 2010	359	$4	$4,756	$(12)	$7,236	$6	$—	(88)	$(4,458)	$7,532	$1,448

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2010	2009	2008
Operating Activities
Net income	$1,263	$823	$990
Discontinued operations, net of income taxes	—	—	(1)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	148	133	124
Amortization	326	308	247
Provision for bad debts	17	29	41
Impairment of investments	—	63	—
Other deferred taxes	161	320	196
Share-based compensation expense	114	99	91
Other non-cash items	(20)	(99)	(107)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(133)	(708)	(288)
Inventories	(782)	370	(676)
Drafts and accounts payable	1,340	(189)	762
Deferred revenue	27	(55)	98
Taxes	88	(47)	336
Litigation charge (credit), net	(20)	493	(5)
Litigation settlement payments	(350)	—	(962)
Deferred tax (benefit) expense on litigation	116	(172)	2
Other	21	(17)	21

Net cash provided by operating activities	2,316	1,351	869

Investing Activities
Property acquisitions	(199)	(195)	(195)
Capitalized software expenditures	(179)	(197)	(161)
Acquisitions of businesses, less cash and cash equivalents acquired	(18)	(358)	(610)
Proceeds from sale of businesses	1	63	—
Restricted cash for litigation charge, net	55	(55)	962
Other	31	15	(1)

Net cash used in investing activities	(309)	(727)	(5)

Financing Activities
Proceeds from short-term borrowings	5	3,630	260
Repayments of short-term borrowings	(6)	(3,630)	(260)
Proceeds from issuances of long-term debt, net	—	699	—
Repayment of long-term debt	(218)	(4)	(162)
Common stock transactions:
Issuances	212	97	354
Share repurchases, including shares surrendered for tax withholding	(323)	(298)	(1,698)
Share repurchases, retirements	—	(204)	—
Dividends paid	(131)	(116)	(70)
Other	40	4	106

Net cash provided by (used in) financing activities	(421)	178	(1,470)

Effect of exchange rate changes on cash and cash equivalents	36	(55)	14

Net increase (decrease) in cash and cash equivalents	1,622	747	(592)
Cash and cash equivalents at beginning of year	2,109	1,362	1,954

Cash and cash equivalents at end of year	$3,731	$2,109	$1,362

Supplemental Cash Flow Information
Cash paid for:
Interest	$188	$139	$146
Income taxes, net of refunds	234	235	(66)

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
1. Significant Accounting Policies
     Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) is a corporation that delivers medicines, pharmaceutical supplies, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.
     We conduct our business through two operating segments, McKesson Distribution Solutions and McKesson Technology Solutions, as further described in Financial Note 21, “Segments of Business.”
     Basis of Presentation: The consolidated financial statements and accompanying notes are prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries, majority-owned or controlled companies and certain immaterial variable interest entities (“VIEs”) of which the Company is the primary beneficiary. We evaluate our ownership, contractual and other interests in entities to determine if they are VIEs, if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. Intercompany transactions and balances have been eliminated.
     Fiscal Period: The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
     Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimated amounts.
     Cash and Cash Equivalents: All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents.
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
     Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and included within prepaid expenses and other in the consolidated balance sheets. At March 31, 2010 and 2009, restricted cash was not material.
     Marketable Securities Available for Sale: We carry our marketable securities, which are available for sale, at fair value and they are included in prepaid expenses and other in the consolidated balance sheets. The net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2010 and 2009, marketable securities were not material.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Concentrations of Credit Risk and Receivables: Our trade receivables are subject to a concentration of credit risk with customers primarily in our Distribution Solutions segment. At March 31, 2010, revenues and accounts receivable from our ten largest customers accounted for approximately 53% of consolidated revenues and 45% of accounts receivable. At March 31, 2010, revenues and accounts receivable from our two largest customers, CVS Caremark Corporation (“CVS”) and Rite Aid Corporation (“Rite Aid”), represented approximately 15% and 12% of total consolidated revenues and 14% and 10% of accounts receivable. As a result, our sales and credit concentration is significant. A default in payment, a material reduction in purchases from these, or any other large customers or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to a concentration of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
     Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the last-in, first-out (“LIFO”) method and the cost of Canadian inventories is determined using the first-in, first-out (“FIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost determined by the standard cost method. Rebates, fees, cash discounts, allowances, chargebacks and other incentives received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $9.4 billion and $8.5 billion at March 31, 2010 and 2009.
     The LIFO method was used to value approximately 87% and 88% of our inventories at March 31, 2010 and 2009. At March 31, 2010 and 2009, our LIFO reserves, net of LCM adjustments, were $93 million and $85 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2010 and 2009, we recognized net LIFO expense of $8 million and in 2008, net LIFO credits of $14 million within our consolidated statements of operations. In 2010, our $8 million net LIFO expense related to our non-pharmaceutical products. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the impact of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
     We believe that the FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or inventory as valued under FIFO. Primarily due to continued deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $112 million and $107 million higher than FIFO as of March 31, 2010 and 2009. As a result, in 2010 and 2009, we recorded LCM charges of $5 million and $64 million in cost of sales within our consolidated statements of operations to adjust our LIFO inventories to market.
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
     Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,
(In millions)	2010	2009	2008

Amounts capitalized	$75	$74	$73
Amortization expense	67	50	44
Third-party royalty fees paid	63	50	52

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
     Impairment tests require that we first compare the carrying value of net assets to the estimated fair value of net assets for the reporting units. If the carrying value exceeds the fair value, a second step is performed to calculate the amount of impairment, which would be recorded as a charge in the consolidated statements of operations. The fair value of a reporting unit is based upon a number of considerations including projections of revenues, earnings and discounted cash flows and determination of market value multiples for similar businesses or guideline companies whose securities are actively traded in public markets. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. In addition, we compare the aggregate of the reporting units’ fair value to the Company’s market capitalization as a further corroboration of the fair value. The testing requires a complex series of assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations. There were no goodwill impairments during 2010, 2009, or 2008.
     Intangible assets: Currently all of our intangible assets are subject to amortization and are amortized over their estimated period of benefit, ranging from one to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the years presented.
     Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over the assets’ estimated useful lives ranging from one to ten years. As of March 31, 2010 and 2009, capitalized software held for internal use was $483 million and $475 million, net of accumulated amortization of $665 million and $567 million, and was included in other assets in the consolidated balance sheets.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Revenue Recognition: Revenues for our Distribution Solutions segment are recognized when product is delivered and title passes to the customer or when services have been rendered and there are no further obligations to customers.
     Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for full credit. Sales returns are accrued based on estimates at the time of sale to the customer. Sales returns from customers were approximately $1,233 million, $1,216 million and $1,093 million in 2010, 2009 and 2008. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
     The revenues for our Distribution Solutions segment include large volume sales of pharmaceuticals to a limited number of large customers who warehouse their own product. We order bulk product from the manufacturer, receive and process the product through our central distribution facility and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. Sales to customers’ warehouses amounted to $21.4 billion in 2010, $25.8 billion in 2009 and $27.7 billion in 2008. We also record revenues for direct store deliveries from most of these same customers. Direct store deliveries are shipments from the manufacturer to our customers of a limited category of products that require special handling. We assume the primary liability to the manufacturer for these products.
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
     Our Distribution Solutions segment also engages in multiple-element arrangements, which may contain a combination of various products and services. Revenue from a multiple element arrangement is allocated to the separate elements based on estimates of fair value and recognized in accordance with the revenue recognition criteria applicable to each element. If fair value cannot be established for any undelivered element, all of the arrangement’s revenue is deferred until delivery of the last element has occurred and services have been performed or until fair value can objectively be determined for any remaining undelivered elements.
     Revenues for our Technology Solutions segment are generated primarily by licensing software and software systems (consisting of software, hardware and maintenance support), and providing outsourcing and professional services. Revenue for this segment is recognized as follows:
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
     Hardware revenues are generally recognized upon delivery. Revenue from multi-year software license agreements is recognized ratably over the term of the agreement. Software implementation fees are recognized as the work is performed or under the percentage-of-completion method. Maintenance and support agreements are marketed under annual or multi-year agreements and are recognized ratably over the period covered by the agreements. Subscription, content and transaction processing fees are generally marketed under annual and multi-year agreements and are recognized ratably over the contracted terms beginning on the service start date for fixed fee arrangements and recognized as transactions are performed beginning on the service start date for per-transaction fee arrangements. Remote processing service fees are recognized monthly as the service is performed. Outsourcing service revenues are recognized as the service is performed.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     We also offer certain products on an application service provider basis, making our software functionality available on a remote hosting basis from our data centers. The data centers provide system and administrative support, as well as hosting services. Revenue on products sold on an application service provider basis is recognized on a monthly basis over the term of the contract beginning on the service start date of products hosted.
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
     Our Technology Solutions segment also includes revenues from disease management programs provided to various states’ Medicaid programs. These service contracts include provisions for achieving certain cost-savings and clinical targets. If the targets are not met for certain of these contracts, a portion, or all, of the revenue must be refunded to the customer. We recognize revenue during the term of the contract by assessing actual performance against contractual targets and then determining the amount the customer would be legally obligated to pay if the contract terminated as of the measurement date. These assessments include estimates of medical claims and other data in accordance with the contract methodology. Because complete data is unavailable until six to nine months after the measurement period, there is generally a significant time delay between recording the accrual and the final settlement of the contract. If data is insufficient to assess performance or we have not met the targets, we defer recognition of the revenue. As of March 31, 2010 and 2009, we had deferred $26 million and $25 million related to these types of contracts, which was included in deferred revenue in the consolidated balance sheets. We generally have been successful in achieving performance targets under these agreements.
     Supplier Incentives: Fees for service and other incentives received from suppliers, relating to the purchase or distribution of inventory, are generally reported as a reduction to cost of goods sold. We consider these fees to represent product discounts and as a result, the fees are recorded as a reduction of product cost and recognized through cost of goods sold upon the sale of the related inventory.
     Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after carefully considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. The ultimate outcome of any outstanding claim may be different than our estimate. As of March 31, 2010 and 2009, supplier reserves were $89 million and $113 million.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Foreign Currency Translation: Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive income or losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2010, 2009 or 2008.
     Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or losses and are recognized in the consolidated statements of operations when the hedged item affects earnings. We periodically evaluate hedge effectiveness and ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings.
     Accounts Receivable Sales: At March 31, 2010, we had a $1.1 billion revolving receivables sales facility. Through this facility, McKesson Corporation, the parent company, sells certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary, which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the receivables to third-party purchaser groups, each of which includes commercial paper conduits (“Conduits”), which are special purpose legal entities administered by financial institutions. Sales of undivided interests in the receivables by the SPE to the Conduits are accounted for as a sale because we have relinquished control of the receivables. Accordingly, accounts receivable sold under these transactions are excluded from receivables, net in the accompanying consolidated balance sheets. Receivables sold and receivables retained by the Company are carried at face value, which due to the short-term nature of its accounts receivable and terms of the facility, approximates fair value. McKesson receives cash in the amount of the face value for the undivided interests in the receivables sold. No gain or loss is recorded upon sale as fee charges from the Conduits are based upon a floating yield rate and the period the undivided interests remain outstanding. Fee charges from the Conduits are accrued at the end of each month and are recorded within administrative expenses in the consolidated statements of operations. Should we default under the accounts receivable sales facility, the Conduits are entitled to receive only collections on receivables owned by the SPE.
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
     Share-Based Compensation: We account for all share-based compensation transactions using a fair-value based measurement method. The share-based compensation expense is recognized, for the portion of the awards that is ultimately expected to vest, on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For awards with performance conditions and multiple vest dates, we recognize the expense on a graded vesting basis. For awards with performance conditions and a single vest date, we recognize the expense on a straight-line basis. The compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Loss Contingencies: We are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management reviews these provisions at least quarterly and adjusts them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Because litigation outcomes are inherently unpredictable, these decisions often involve a series of complex assessments by management about future events that can rely heavily on estimates and assumptions and it is possible that the actual cost of these matters could impact our earnings, either negatively or positively, in the period of their resolution.
     Recently Adopted Accounting Pronouncements
     Accounting Standards CodificationTM: Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC” or “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. The adoption of the Codification did not have a material effect on our consolidated financial statements.
     Fair Value Measurements and Disclosures: In September 2006, the FASB issued new standards that provide a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. In February 2008, the FASB permitted companies to defer the effective date of these standards for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. On April 1, 2008, we adopted the fair value measurements and disclosures for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, we elected to defer adoption of the standards for one year, to April 1, 2009, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The standards were applied prospectively and their adoption did not have a material effect on our consolidated financial statements. In April 2009, the FASB issued new standards for estimating fair value when an asset or liability experiences a significant decrease in volume and activity relative to its normal market activity. In addition, these standards identify circumstances that may indicate whether a transaction is not orderly. Retrospective application to a prior interim or annual reporting period was not permitted. On April 1, 2009, we adopted this standard, which did not have a material effect on our consolidated financial statements.
     Effective October 1, 2009, we adopted amended standards on two issues: 1) determining the fair value of a liability when a quoted price in an active market for an identical liability is not available and 2) measuring and disclosing the fair value of certain investments on the basis of the investments’ net asset value per share or its equivalent. This adoption did not have a material effect on our consolidated financial statements. However, these amended standards may affect the valuation of future investments.
     In January 2010, the FASB issued amended standards that clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements. These standards also amend requirements for employers’ disclosures about postretirement benefit plan assets to conform to the fair value disclosure requirement. On January 1, 2010, we adopted these amended standards, except for the disclosures about the roll forward of activity in level 3 fair value measurements, which are effective for us on April 1, 2011. The adoption of these standards on January 1, 2010 did not have a material effect on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Business Combinations: On April 1, 2009, we adopted two sets of standards affecting business combinations. One set of standards amends the recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. These standards also provide disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, adjustments made to valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions made prior to April 1, 2009 fall within the scope of these standards.
     The second set of standards addresses accounting for assets acquired and liabilities assumed that arise from contingencies in a business combination. These standards address application issues raised on the initial recognition and measurement, subsequent measurement and accounting for and disclosure of these assets and liabilities. The adoption of these standards did not have a material effect on our consolidated financial statements; however, it may have an effect on the accounting for any future acquisitions or divestitures.
     Consolidation: On April 1, 2009, we adopted new standards on noncontrolling interests in consolidated financial statements. These standards require reporting entities to present noncontrolling interests in any of their consolidated entities as equity (as opposed to a liability or mezzanine equity) and provide guidance on the accounting for transactions between an entity and noncontrolling interests. This adoption did not have a material effect on our consolidated financial statements; however, these standards may have an effect on any future investments or divestitures of our investments.
     On January 1, 2010, we adopted amended standards that clarify the accounting and disclosure for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. This adoption did not have a material effect on our consolidated financial statements; however, these standards may affect future divestitures of subsidiaries or groups of assets within its scope.
     Intangibles — Goodwill and Other: On April 1, 2009, we adopted two new standards affecting intangible assets. One of the standards addressed factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.
     The second standard affected accounting for defensive intangible assets, which are acquired assets that an entity does not intend to actively use, but will hold (lock up) to prevent others from obtaining access to them. These standards do not address intangible assets that are used in research and development activities. Neither of these standards had a material effect on our consolidated financial statements.
     Earnings Per Share: On April 1, 2009, we adopted new standards that address whether instruments granted in share-based compensation transactions are participating securities. The new standards conclude that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. This adoption did not have a material effect on our consolidated financial statements.
     Investments — Equity Method and Joint Ventures: On April 1, 2009, we adopted new standards on the initial measurement of an equity method investment, testing of the investment for other-than-temporary impairment and accounting for any subsequent equity activities by the investee. This adoption did not have a material effect on our consolidated financial statements.
     Investments — Debt and Equity Securities: On April 1, 2009, we adopted new standards that revise the criteria for recognizing other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. The standards also expand and increase the frequency of disclosures related to other-than-temporary impairments of both debt and equity securities. This adoption did not have a material effect on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Financial Instruments: On June 30, 2009, we adopted new standards that require disclosures about the fair value of financial instruments for interim and annual reporting periods. These new standards do not require disclosures for earlier periods presented for comparative purposes at initial adoption. This adoption did not have a material effect on our consolidated financial statements, but did expand the disclosures presented. Refer to Financial Note 15, “Financial Instruments and Hedging Activities,” for further discussion.
     Subsequent Events: On June 30, 2009, we adopted new standards that establish general guidance for accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of these standards require us to evaluate all subsequent events that occur after the balance sheet date through the date and time our financial statements are issued. This adoption did not have a material effect on our consolidated financial statements.
     In February 2010, the FASB amended these standards to remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. The amended standards clarified the definition of “revised” as being the result of either correction of an error or retrospective application of GAAP. We adopted these amended standards upon their issuance; they did not have a material effect on our consolidated financial statements.
     Equity: On January 1, 2010, we adopted amended standards to clarify the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This adoption did not have a material affect on our consolidated financial statements; however, they may affect any future stock distributions.
     Compensation: On March 31, 2010, we adopted new standards on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Refer to Financial Note 13, “Pension Benefits,” for the additional disclosure.
     Newly Issued Accounting Pronouncements
     Revenue Recognition: In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards will become effective for us for multiple-element arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the effect of these standards on our consolidated financial statements.
     In April 2010, the FASB issued new standards for vendors, who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. These new standards are effective on a prospective basis for us for milestones achieved on or after April 1, 2011. Earlier application is permitted. We are currently evaluating the application date and the effect of these standards on our consolidated financial statements.
     Software: In October 2009, the FASB issued amended standards for the accounting for certain revenue arrangements that include software elements. These new standards amend pre-existing software revenue guidance by removing from its scope tangible products that contain both software and non-software components that function together to deliver the product’s functionality. These amended standards will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the effect of these standards on our consolidated financial statements. Both the revenue recognition standards for multiple-element arrangements and these software standards must be adopted in the same period and must use the same transition disclosures.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Accounting for Transfers of Financial Assets: In December 2009, the FASB issued amended standards on accounting for transfers of financial assets, including securitization transactions, in which entities have continued exposure to risks related to transferred financial assets. These amendments also expand the disclosure requirements for such transactions. These amended standards will become effective for us on April 1, 2010. Based on our existing accounts receivable sales facility agreement, we anticipate that accounts receivable transactions from April 1, 2010, forward may, for U.S. GAAP purposes, be accounted for as secured borrowings rather than asset sales.
     Consolidations: In December 2009, the FASB issued amended standards for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. These amended standards will become effective for us on April 1, 2010. Based on our existing relationships with VIEs, we do not anticipate that these amended standards will have a material affect on our consolidated financial statements upon adoption. However, these amended standards may have an effect on accounting for any changes to the existing relationships or future investments.
2. Business Combinations and Investments
     In 2009, we made the following acquisition:
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

     During the first quarter of 2010, the acquisition accounting was completed. Approximately $126 million of the purchase price allocation has been assigned to goodwill, which primarily reflects the expected future benefits from synergies to be realized upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $61 million representing a customer relationship with a useful life of 7 years, a trade name of $2 million with a useful life of less than one year and a not-to-compete agreement of $4 million with a useful life of 4 years.
     In 2008, we made the following acquisition:
     On October 29, 2007, we acquired all of the outstanding shares of Oncology Therapeutics Network (“OTN”) of San Francisco, California for approximately $519 million, including the assumption of debt and net of $31 million of cash and cash equivalents acquired from OTN. During the third quarter of 2009, the acquisition accounting was completed. OTN is a U.S. distributor of specialty pharmaceuticals. The acquisition of OTN expanded our existing specialty pharmaceutical distribution business. The acquisition was funded with cash on hand. Financial results for OTN have been included within our Distribution Solutions segment since the date of acquisition.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)

Accounts receivable	$308
Inventory	87
Goodwill	240
Intangible assets	128
Deferred tax assets	62
Other assets	36
Accounts payable and other liabilities	(342)

Net assets acquired, less cash and cash equivalents	$519

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
     During the last three years, we also completed a number of other smaller acquisitions and investments within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition and for certain recent acquisitions may be subject to change as we continue to evaluate and implement various restructuring initiatives. Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.
3. Share-Based Compensation
     We provide share-based compensation for our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock (“RS”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards.”) Most of our share-based awards are granted in the first quarter of each fiscal year.
     Compensation expense for the share-based awards is recognized for the portion of the awards that is ultimately expected to vest. We develop an estimate of the number of share-based awards, which will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period. As required, the forfeiture estimates are adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than current estimates. The weighted-average forfeiture rate is approximately 7% at March 31, 2010.
     The compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in 2010, 2009 and 2008.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Impact on Net Income
     The components of share-based compensation expense and the related tax benefit are shown in the following table:

	Years Ended March 31,
(In millions)	2010	2009	2008

RSUs and RS (1)	$47	$60	$50
PeRSUs (2)	39	13	22
Stock options	19	18	11
Employee stock purchase plan	9	8	8

Share-based compensation expense	114	99	91
Tax benefit for share-based compensation expense (3)	(41)	(34)	(31)

Share-based compensation expense, net of tax	$73	$65	$60

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.
     Stock Plans
     The 2005 Stock Plan provides our employees, officers and non-employee directors share-based long-term incentives. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, RS, RSUs, PeRSUs and other share-based awards. As of March 31, 2010, 20 million shares remain available for future grant under the 2005 Stock Plan.
     Stock Options
     Stock options are granted at no less than fair market value and those options granted under the 2005 Stock Plan generally have a contractual term of seven years and follow a four-year vesting schedule. Prior to 2005, stock options typically had a contractual term of ten years and vested over a four-year period. We expect option grants in 2010 and future years will have the same general contractual term and vesting schedule as those options granted under the 2005 Stock Plan.
     Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We continue to use the Black-Scholes options-pricing model to estimate the fair value of our stock options. Once the fair value of an employee stock option is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual. The options-pricing model requires the use of various estimates and assumptions as follows:
–	Expected stock price volatility is based on a combination of historical volatility of our common stock and implied market volatility. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with employee stock option valuation considerations.

–	Expected dividend yield is based on historical experience and investors’ current expectations.

–	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the time of grant.

–	Expected life of the options is based primarily on historical employee stock option exercise and other behavior data and reflects the impact of changes in contractual life of current option grants compared to our historical grants.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2010	2009	2008

Expected stock price volatility	33%	27%	24%
Expected dividend yield	0.7%	0.6%	0.4%
Risk-free interest rate	2%	3%	5%
Expected life (in years)	5	5	5

     The following is a summary of options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
	Number of	Weighted-		Number of
	Options	Average	Weighted-	Options
	Outstanding At	Remaining	Average	Exercisable at	Weighted-
Range of Exercise	Year End	Contractual Life	Exercise	Year End	Average
Prices	(In millions)	(Years)	Price	(In millions)	Exercise Price

$27.35 – $41.02	11	3	$35.68	8	$34.53
$41.03 – $54.70	3	3	45.95	3	45.87
$54.71 – $68.37	2	5	59.55	1	60.32

	16	3	41.26	12	38.85

     The following table summarizes stock option activity during 2010, 2009 and 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
(In millions, except per share data and years)	Shares	Price	Term (Years)	Value (2)

Outstanding, March 31, 2007	36	$46.32	4	$601
Granted	1	62.12
Exercised	(9)	36.43
Cancelled and forfeited	(2)	69.35

Outstanding, March 31, 2008	26	48.59	3	298
Granted	1	57.81
Exercised	(1)	33.49
Cancelled and forfeited	(7)	78.35

Outstanding, March 31, 2009	19	39.28	3	33
Granted	2	40.59
Exercised	(5)	33.34

Outstanding, March 31, 2010	16	41.26	3	394

Vested and expected to vest (1)	16	40.67	3	393
Exercisable, March 31, 2010	12	38.85	2	325

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The aggregate intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the option exercise price, times the number of “in-the-money” option shares.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data and years)	2010	2009	2008

Weighted-average grant date fair value per stock option	$12.56	$16.16	$17.90
Aggregate intrinsic value on exercise	$115	$30	$220
Cash received upon exercise	$165	$49	$309
Tax benefits realized related to exercise	$37	$14	$83
Total fair value of shares vested	$16	$13	$8
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$37	$30	$25
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1	1	1

     RS, RSUs and PeRSUs
     RS and RSUs, which entitle the holder to receive at the end of a vesting term a specified number of shares of the Company’s common stock are accounted for at fair value at the date of grant. The fair value of RS and RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in four years. We recognize expense for RS and RSUs with a single vest date on a straight-line basis over the requisite service period. We have elected to expense the grant date fair value of RS and RSUs with only graded vesting and service conditions on a straight-line basis over the requisite service period. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse.
     Non-employee directors receive an annual grant of up to 5,000 RSUs, which vest immediately and are expensed upon grant. However, issuance of any underlying shares granted prior to the July 2008 Annual Meeting of Stockholders is deferred until the director is no longer performing services for the Company. For those RSUs granted subsequent to July 2008, the director may choose to receive payment immediately or defer receipt of the underlying shares if they meet director stock ownership guidelines. At March 31, 2010, 94,000 RSUs for our directors are vested, but shares have not been issued.
     PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. PeRSUs are accounted for as variable awards until the performance goals are reached and the grant date is established. The fair value of PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the PeRSUs are re-valued using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. For PeRSUs granted prior to 2009 with multiple vest dates, we recognize the fair value expense of these awards on a graded vesting basis over the requisite service period of four years. PeRSUs granted during 2009 and after and the related RSUs (when they are granted) have a single vest date and accordingly, we recognize expense on a straight-line basis over the requisite service period of four years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table summarizes RS and RSU activity during 2010, 2009 and 2008:

		Weighted-
		Average
		Grant Date Fair
(In millions, except per share data)	Shares	Value Per Share

Nonvested, March 31, 2007	2	$45.18
Granted	1	61.92

Nonvested, March 31, 2008	3	54.13
Granted	1	57.38
Vested	(1)	57.61

Nonvested, March 31, 2009	3	54.70
Granted	2	40.94
Vested	(1)	50.42

Nonvested, March 31, 2010	4	49.21

     The following table provides data related to RS and RSU activity:

	Years Ended March 31,
(Dollars in millions)	2010	2009	2008

Total fair value of shares vested	$74	$101	$20
Total compensation cost, net of estimated forfeitures, related to nonvested RSU awards not yet recognized, pre-tax	$61	$52	$49
Weighted-average period in years over which RSU cost is expected to be recognized	2	1	1

     In May 2009, the Compensation Committee approved 2 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2011 (the “2010 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of RSUs. As of March 31, 2010, the total compensation cost, net of estimated forfeitures, related to nonvested 2010 PeRSUs not yet recognized was approximately $146 million, pre-tax (based on the period-end market price of the Company’s common stock) and the weighted-average period over which the cost is expected to be recognized is 3 years.
     Employee Stock Purchase Plan (“ESPP”)
     The Company has an ESPP under which 16 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant. In 2010, 2009 and 2008, 1 million shares were issued under the ESPP and 3 million shares remain available for issuance at March 31, 2010.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
4. Restructuring Activities and Other Workforce Reduction Charges
     The following table summarizes the activity related to our restructuring liabilities for the last three years:

	Distribution Solutions		Technology Solutions		Corporate
(In millions)	Severance	Exit-Related	Severance	Exit-Related	Severance	Total

Balance, March 31, 2007	$3	$6	$16	$5	$—	$30
Expenses	5	—	1	4	2	12
Asset impairments	—	3	—	4	—	7

Total charge	5	3	1	8	2	19
Liabilities related to acquisitions	6	1	11	1	—	19
Cash payments	(7)	—	(22)	(4)	—	(33)
Non-cash items	—	(3)	—	(4)	—	(7)

Balance, March 31, 2008	7	7	6	6	2	28
Expenses	4	—	(1)	(1)	(1)	1
Liabilities related to acquisitions	3	1	—	—	—	4
Cash payments	(8)	(5)	(4)	(2)	—	(19)
Non-cash items	—	—	—	(1)	—	(1)

Balance, March 31, 2009	6	3	1	2	1	13
Expenses	1	—	1	(1)	1	2
Cash payments	(3)	—	(1)	(1)	(1)	(6)

Balance, March 31, 2010	$4	$3	$1	$—	$1	$9

     Our restructuring activities are primarily due to the consolidation of business functions and facilities from newly acquired businesses.
     Restructuring Activities and Asset Impairment — Expenses
     During 2010 and 2009, there were no material restructuring costs incurred.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Restructuring Activities — Liabilities Related to Business Combinations
     In connection with our OTN acquisition within our Distribution Solutions segment, to date we recorded a total of $8 million of employee severance costs and $5 million of facility exit costs.
     As of March 31, 2010, the majority of the restructuring accruals of $9 million, which primarily consist of employee severance costs and facility exit and contract termination costs, are anticipated to be disbursed through 2011. Accrued restructuring liabilities are included in other accrued and other noncurrent liabilities in the consolidated balance sheets.
     The majority of past initiatives were completed during 2010. Based on our current existing initiatives, we expect to complete the majority of these activities by the end of 2011. Expenses associated with these initiatives are not anticipated to be material. Approximately 970 employees, consisting primarily of distribution, general and administrative staffs were planned to be terminated as part of our restructuring plans since 2008, of which 891 employees had been terminated as of March 31, 2010. Restructuring expenses are included in cost of sales and operating expenses in our consolidated statements of operations.
     Other Workforce Reduction Charges
     In 2010, 2009 and 2008, we recorded $20 million ($9 million for our Distribution Solutions segment and $11 million for our Technology Solutions segment), $32 million ($7 million for our Distribution Solutions segment and $25 million for our Technology Solutions segment) and $8 million of net charges (for our Technology Solutions segment) associated with various reductions in workforce actions. Other workforce reduction charges also reflected related facility exit costs of $4 million and $3 million in 2010 and 2009 for our Technology Solutions segment. Although these actions do not constitute a restructuring plan, as defined under U.S. GAAP, they do represent independent actions taken from time-to-time, as appropriate.
     Total restructuring and other workforce reduction charges were recorded within our consolidated statements of operations as follows: $5 million, $5 million and $7 million in cost of sales in 2010, 2009 and 2008 and $17 million, $28 million and $20 million within operating expenses.
5. Other Income, Net

	Years Ended March 31,
(In millions)	2010	2009	2008

Interest income	$16	$31	$89
Equity in earnings, net	6	7	21
Gain on sale of investment	17	24	—
Impairment of investments	—	(63)	—
Other, net	4	13	11

Total	$43	$12	$121

     In October 2009, our Distribution Solutions segment sold its 50% equity interest in McKesson Logistics Solutions L.L.C. (“MLS”), a Canadian logistics company, for a pre-tax gain of $17 million or $14 million after-tax.
     In July 2008, our Distribution Solutions segment sold its 42% equity interest in Verispan L.L.C. (“Verispan”), a data analytics company, for a pre-tax gain of $24 million or $14 million after-tax.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     We evaluate our investments for impairment when events or changes in circumstances indicate that the carrying values of such investments may have experienced an other-than-temporary decline in value. During the fourth quarter of 2009, we determined that the fair value of our interest in Parata Systems, LLC (“Parata”) was lower than its carrying value and that such impairment was other-than-temporary. Fair value was determined using a discounted cash flow analysis based on estimated future results and market capitalization rates. We determined the impairment was other-than-temporary based on our assessment of all relevant factors including deterioration in the investee’s financial condition and weak market conditions. As a result, we recorded a pre-tax impairment of $58 million ($55 million after-tax) on this investment, which is recorded within other income, net in the consolidated statements of operations. Our investment in Parata is accounted for under the equity method of accounting within our Distribution Solutions segment.
     During the fourth quarter of 2009, we also recorded a pre-tax impairment of $5 million ($5 million after-tax) on another equity-held investment within our Distribution Solutions segment.
6. Income Taxes

	Years Ended March 31,
(In millions)	2010	2009	2008

Income from continuing operations before income taxes
U.S.	$1,340	$623	$1,059
Foreign	524	441	398

Total income from continuing operations before income taxes	$1,864	$1,064	$1,457

     The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2010	2009	2008

Current
Federal	$255	$177	$189
State and local	25	(111)	59
Foreign	44	35	22

Total current	324	101	270

Deferred
Federal	269	69	178
State and local	13	62	16
Foreign	(5)	9	4

Total deferred	277	140	198

Income tax provision	$601	$241	$468

     In 2009, we recorded a total income tax expense of $241 million, which included an income tax benefit of $182 million related to the Average Wholesale Price (“AWP”) litigation charge described in more detail in Financial Note 18, “Other Commitments and Contingent Liabilities.” The tax benefit could change in the future depending on the resolution of the pending and expected claims.
     In 2009, current income tax expense included $111 million of net income tax benefits for discrete items of which, $87 million represents a non-cash benefit. These benefits primarily relate to the recognition of previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items was primarily due to the lapsing of the statutes of limitations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In 2008, the U.S. Internal Revenue Service (“IRS”) began its examination of our fiscal years 2003 through 2006. In 2009 and 2010, we received assessments from the Canada Revenue Agency (“CRA”) for a total of $62 million related to transfer pricing for 2003, 2004 and 2005. We paid the CRA assessments to stop the accrual of interest. We have appealed the assessment for 2003 and have filed a notice of objection for 2004 and 2005. We believe that we have adequately provided for any potential adverse results. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.
     In 2008, the IRS completed an examination of our consolidated income tax returns for 2000 to 2002 resulting in a signed Revenue Agent Report (“RAR”), which was subsequently approved by the Joint Committee on Taxation. The IRS and the Company agreed to certain adjustments, primarily related to transfer pricing and income tax credits. As a result of the approved RAR, we recognized approximately $25 million of net federal and state income tax benefits in 2008.
     Significant judgments and estimates are required in determining the consolidated income tax provision. Although our major taxing jurisdictions are the U.S. and Canada, we are subject to income taxes in numerous foreign jurisdictions. Annually, we file a federal consolidated income tax return with the IRS and over 1,200 returns with various state and foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid.
     The reconciliation between our effective tax rate on income from continuing operations and statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2010	2009	2008

Income tax provision at federal statutory rate	$652	$372	$510
State and local income taxes net of federal tax benefit	25	18	43
Foreign tax rate differential	(144)	(120)	(120)
Unrecognized tax benefits and settlements	53	(21)	31
Tax credits	(8)	(20)	(16)
Other, net	23	12	20

Income tax provision	$601	$241	$468

     At March 31, 2010, undistributed earnings of our foreign operations totaling $2.3 billion were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time, or to repatriate such earnings when it is tax efficient to do so. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Deferred tax balances consisted of the following:

	March 31,
(In millions)	2010	2009

Assets
Receivable allowances	$56	$70
Deferred revenue	107	170
Compensation and benefit related accruals	349	274
AWP litigation accrual	56	172
Loss and credit carryforwards	481	529
Other	235	357

Subtotal	1,284	1,572
Less: valuation allowance	(97)	(125)

Total assets	$1,187	$1,447

Liabilities
Basis difference for inventory valuation and other assets	$(1,363)	$(1,286)
Basis difference for fixed assets and systems development costs	(210)	(207)
Intangibles	(209)	(238)
Other	(63)	(158)

Total liabilities	(1,845)	(1,889)

Net deferred tax liability	$(658)	$(442)

Current net deferred tax liability	$(975)	$(695)
Long-term net deferred tax asset	317	253

Net deferred tax liability	$(658)	$(442)

     We have federal, state and foreign income tax net operating loss carryforwards of $122 million, $2.8 billion and $201 million. The federal and state net operating losses will expire at various dates from 2011 through 2030. Substantially all of our foreign net operating losses have indefinite lives. We believe that it is more likely than not that the benefit from certain federal, state and foreign net operating loss carryforwards may not be realized. In recognition of this risk, we have provided valuation allowances of $15 million and $45 million on the deferred tax assets relating to these state and foreign net operating loss carryforwards. We also have federal and state capital loss carryforwards of $40 million and $36 million. The federal and state net capital losses will expire at various dates from 2012 through 2015. We believe that it is more likely than not that the benefit from these capital loss carryforwards may not be realized. In recognition of this risk, we have provided valuation allowances of $14 million and $2 million.
     We also have domestic income tax credit carryforwards of $222 million which are primarily alternative minimum tax credit carryforwards that have an indefinite life. However, we believe that it is more likely than not that the benefit from certain state tax credits of $2 million may not be realized. In recognition of this risk, we have provided a valuation allowance of $2 million. In addition, we have Canadian research and development credit carryforwards of $14 million. The Canadian research and development credits will expire at various dates from 2018 to 2030.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2010	2009	2008

Unrecognized tax benefits at beginning of period	$526	$496	$465
Additions based on tax positions related to prior years	50	77	—
Reductions based on tax positions related to prior years	(12)	—	—
Additions based on tax positions related to current year	72	61	58
Reductions based on settlements	(16)	(41)	(27)
Reductions based on the lapse of the applicable statutes of limitations	(1)	(67)	—

Unrecognized tax benefits at end of period	$619	$526	$496

     Of the total $619 million in unrecognized tax benefits at March 31, 2010, $396 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $23 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At March 31, 2010, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $118 million. We recognized an income tax expense of $17 million, before any tax effect, related to interest in our consolidated statements of operations during 2010. We have no material amounts accrued for penalties.
7. Discontinued Operations
     No charges for discontinued operations were incurred during 2010 and 2009. In 2008, discontinued operations included $1 million from the Company’s Acute Care business, which was sold in 2007.
8. Earnings Per Common Share
     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The computations for basic and diluted earnings per common share from continuing and discontinued operations are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2010	2009	2008

Income from continuing operations	$1,263	$823	$989
Discontinued operations, net	—	—	1

Net income	$1,263	$823	$990

Weighted average common shares outstanding:
Basic	269	275	291
Effect of dilutive securities:
Options to purchase common stock	3	3	5
Restricted stock	1	1	2

Diluted	273	279	298

Earnings per common share: (1)
Basic
Continuing operations	$4.70	$2.99	$3.40
Discontinued operations, net	—	—	—

Total	$4.70	$2.99	$3.40

Diluted
Continuing operations	$4.62	$2.95	$3.32
Discontinued operations, net	—	—	—

Total	$4.62	$2.95	$3.32

(1)	Certain computations may reflect rounding adjustments.
     Approximately 8 million, 5 million and 8 million stock options and restricted stock units were excluded from the computations of diluted net earnings per common share in 2010, 2009 and 2008 as their exercise and grant-date price was higher than the Company’s average stock price.
9. Receivables, Net

	March 31,
(In millions)	2010	2009

Customer accounts	$7,256	$6,902
Other	968	1,033

Total	8,224	7,935
Allowances	(149)	(161)

Net	$8,075	$7,774

     The allowances are primarily for estimated uncollectible accounts and sales returns to vendors.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
10. Property, Plant and Equipment, Net

	March 31,
(In millions)	2010	2009

Land	$50	$50
Building, machinery, equipment and other	1,808	1,673

Total property, plant and equipment	1,858	1,723
Accumulated depreciation	(1,007)	(927)

Property, plant and equipment, net	$851	$796

11. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill were as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2008	$1,672	$1,673	$3,345
Goodwill acquired, net of purchase price adjustments	231	35	266
Goodwill written off related to the sale of a business	(24)	—	(24)
Foreign currency translation adjustments and other	(10)	(49)	(59)

Balance, March 31, 2009	$1,869	$1,659	$3,528
Goodwill acquired, net of purchase price adjustments	7	4	11
Acquisition accounting and other adjustments	(26)	—	(26)
Foreign currency translation adjustments	21	34	55

Balance, March 31, 2010	$1,871	$1,697	$3,568

     Information regarding intangible assets is as follows:

	March 31,
(In millions)	2010	2009

Customer lists	$832	$824
Technology	190	187
Trademarks and other	74	70

Gross intangibles	1,096	1,081
Accumulated amortization	(545)	(420)

Intangible assets, net	$551	$661

     Amortization expense of intangible assets was $121 million, $128 million and $107 million for 2010, 2009 and 2008. The weighted average remaining amortization periods for customer lists, technology, trademarks and other intangible assets at March 31, 2010 were: 7 years, 2 years and 6 years. Estimated annual amortization expense of these assets is as follows: $112 million, $106 million, $88 million, $76 million and $59 million for 2011 through 2015, and $110 million thereafter. All intangible assets were subject to amortization as of March 31, 2010 and 2009.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
12. Long-Term Debt and Other Financing

	March 31,
(In millions)	2010	2009

9.13% Series C Senior Notes due February, 2010	$—	$215
7.75% Notes due February, 2012	399	399
5.25% Notes due March, 2013	499	499
6.50% Notes due February, 2014	350	350
5.70% Notes due March, 2017	499	499
7.50% Notes due February, 2019	349	349
7.65% Debentures due March, 2027	175	175
ESOP related debt (see Financial Note 13)	—	1
Other	25	22

Total debt	2,296	2,509
Less current portion	(3)	(219)

Total long-term debt	$2,293	$2,290

Long-Term Debt
     On February 12, 2009, the Company issued 6.50% notes due February 15, 2014 (the “2014 Notes”) in an aggregate principal amount of $350 million and 7.50% notes due February 15, 2019 (the “2019 Notes”) in an aggregate principal amount of $350 million. Interest is payable on February 15 and August 15 of each year beginning on August 15, 2009. The 2014 Notes will mature on February 15, 2014 and the 2019 Notes will mature on February 15, 2019. The Company utilized net proceeds, after discounts and offering expenses, of $693 million from the issuance of the 2014 Notes and 2019 Notes for general corporate purposes.
     On March 5, 2007, we issued 5.25% notes due March 1, 2013 (the “2013 Notes”) in an aggregate principal amount of $500 million and 5.70% notes due March 1, 2017 (the “2017 Notes,” collectively with the 2013 Notes, 2014 Notes, 2019 Notes, the “Notes” and each note constitutes a “Series”) in an aggregate principal amount of $500 million for which interest is payable on March 1 and September 1 of each year. The 2013 Notes will mature on March 1, 2013 and the 2017 Notes will mature on March 1, 2017. We utilized net proceeds, after discounts and offering expenses, of $990 million from the issuance of the 2013 Notes and 2017 Notes, together with cash on hand, to repay outstanding interim indebtedness related to our January 2007 acquisition of Per-Se.
     Each Series constitutes an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and future unsecured and unsubordinated indebtedness outstanding from time-to-time. Each Series is governed by an indenture common to all Notes and an officers’ certificate specifying certain terms of each Series.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In March 2010, we repaid our $215 million 9.13% Series C Senior Notes which had matured.
Accounts Receivable Sales Facility
     In May 2009, we renewed our accounts receivable sales facility for an additional one year period under terms similar to those previously in place. The renewed facility will expire in mid-May 2010. Based on our existing accounts receivable sales facility agreement, we anticipate that activity under this facility may, for U.S. GAAP purposes, be considered as a secured borrowing rather than a sale under accounting standards that will become effective for us on April 1, 2010. We anticipate renewing this facility before its expiration. The aggregate commitment of the purchasers under this facility is $1.1 billion, although from time-to-time, the available amount may be less than that amount based on concentration limits and receivable eligibility requirements.
     Information regarding our outstanding balances related to our interests in accounts receivable sold or qualifying receivables retained is as follows:

	March 31,
(In millions)	2010	2009

Receivables sold outstanding	$—	$—
Receivables retained, net of allowance for doubtful accounts	4,887	4,814

     The following table summarizes the activity related to our interests in accounts receivable sold:

	Years Ended March 31,
(In millions)	2010	2009	2008

Proceeds from accounts receivable sales	$—	$5,780	$1,075
Fees and charges (1)	11	10	2

(1)	Recorded in operating expenses in the consolidated statements of operations.
     The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of March 31, 2010 and March 31, 2009.
Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. There were no borrowings under this facility in 2010 and $279 million for 2009. As of March 31, 2010 and 2009, there were no amounts outstanding under this facility.
Commercial Paper
     We issued and repaid commercial paper of nil and approximately $3.3 billion and $260 million in 2010, 2009 and 2008. There were no commercial paper issuances outstanding at March 31, 2010 and 2009.
Debt Covenants
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2010, this ratio was 23.4% and we were in compliance with our other financial covenants.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
13. Pension Benefits
     We maintain a number of qualified and nonqualified defined pension benefit plans and defined contribution plans for eligible employees.
Defined Pension Benefit Plans
     Eligible U.S. employees who were employed by the Company prior to December 31, 1996 are covered under the Company-sponsored defined benefit retirement plan. In 1997, we amended this plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. The Company has made no annual contributions since this plan was frozen. The benefits for this defined benefit retirement plan are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have defined benefit pension plans for eligible Canadian and United Kingdom employees as well as an unfunded nonqualified supplemental defined benefit plan for certain U.S. executives. We also assumed a frozen qualified defined benefit plan through our acquisition of Per-Se Technologies, Inc. (“Per-Se”) in 2007. The Per-Se plan was merged into our retirement plan in 2008. We adopted the measurement provisions of new accounting standards for benefit provisions in the fourth quarter of 2009. As required, our defined benefit plan assets and obligations are now measured as of the Company’s fiscal year-end. We previously performed this measurement at December 31.
     The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2010	2009	2008

Service cost—benefits earned during the year	$4	$6	$7
Interest cost on projected benefit obligation	35	33	31
Expected return on assets	(24)	(39)	(39)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	25	10	11
Settlement charges and other	—	1	4

Net periodic pension expense	$40	$11	$14

     The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

		15 Month
	Year Ended	Period Ended
	March	March
(In millions)	31, 2010	31, 2009

Change in benefit obligations
Benefit obligation at beginning of period	$456	$543
Measurement date adjustment — adoption of new standards	—	(3)
Service cost	4	6
Interest cost	35	33
Actuarial loss (gain)	132	(65)
Benefit payments	(38)	(32)
Foreign exchange impact and other	4	(26)

Benefit obligation at end of period (1)	$593	$456

Change in plan assets
Fair value of plan assets at beginning of period	$309	$501
Measurement date adjustment — adoption of new standards	—	(9)
Actual return (loss) on plan assets	97	(138)
Employer and participant contributions	18	15
Benefits paid	(38)	(32)
Foreign exchange impact and other	5	(28)

Fair value of plan assets at end of period	$391	$309

Funded status at end of period (2)	$(202)	$(147)

Amounts recognized on the balance sheet
Noncurrent assets	$—	$5
Current liabilities	(4)	(10)
Noncurrent liabilities	(198)	(142)

Total	$(202)	$(147)

(1)	The benefit obligation is the projected benefit obligation.

(2)	The unfunded status of our plans at March 31, 2010 and 2009 was primarily due to the decrease in the fair value of our plan assets as a result of the volatility in the financial markets. The 2010 funded status also reflects the unfavorable effect from the reduction in discount rates.
     The accumulated benefit obligations for our pension plans were $574 million at March 31, 2010 and $441 million at March 31, 2009. The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans with an accumulated benefit obligation in excess of plan assets.

	March 31,
(In millions)	2010	2009

Projected benefit obligation	$503	$403
Accumulated benefit obligation	499	395
Fair value of plan assets	307	251

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Amounts recognized in accumulated other comprehensive loss consist of:

	March 31,
(In millions)	2010	2009

Net actuarial loss	$253	$215
Prior service cost	4	8
Net transition obligation	1	1

Total	$258	$224

     Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) during the reporting periods were as follows:

	Years Ended March 31,
(In millions)	2010	2009	2008

Net actuarial loss (gain)	$59	$121	$(2)
Prior service credit	(2)
Amortization of:
Net actuarial loss	(23)	(10)	(5)
Prior service cost	(2)	(2)	(2)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$32	$109	$(9)

     We expect to amortize $1 million of prior service cost and $26 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2011. Comparable 2010 amounts were $2 million and $23 million.
     Projected benefit obligations relating to our unfunded U.S. plans were $137 million and $110 million at March 31, 2010 and 2009. Pension obligations are funded based on the recommendations of independent actuaries.
     Expected benefit payments for our pension plans are as follows: $31 million, $36 million, $39 million, $31 million and $126 million for 2011 to 2015 and $188 million for 2016 through 2020. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $7 million for 2011.
     Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	2010	2009	2008

Net periodic pension expense
Discount rates	7.68%	5.34%	5.33%
Rate of increase in compensation	3.62	3.93	3.85
Expected long-term rate of return on plan assets	7.90	7.75	7.53
Benefit obligation
Discount rates	5.33%	7.74%	6.18%
Rate of increase in compensation	3.75	3.93	4.01

     Our U.S. defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2010, we used a weighted average discount rate of 5.29%, which represents a decrease of 266 basis points from our 2009 weighted-average discount rate of 7.95%.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Sensitivity to changes in the weighted-average discount rate for our U. S. pension plans is as follows:

	One Percentage Point	One Percentage Point
(In millions)	Increase	Decrease

Increase (decrease) on projected benefit obligation	$(37)	$44
Increase (decrease) on net periodic pension cost	(3)	3

     Plan Assets
     Investment Strategy: The overall objective for McKesson’s pension plan assets is to generate long-term investment returns consistent with capital preservation and prudent investment practices, with a diversification of asset types and investment strategies. Periodic adjustments are made to provide liquidity for benefit payments and to rebalance plan assets to their target allocations.
     The target allocations for plan assets are 59% equity securities, 33% fixed income securities and 8% to all other types of investments including cash and cash equivalents. Equity securities include primarily exchange-traded common stock and preferred stock of companies from diversified industries. Fixed income securities include corporate bonds of companies from diversified industries, government securities, mortgage-backed securities, asset-backed securities and other. Other types of investments include investments in real estate and venture capital funds, hedge funds and cash and cash equivalents. Portions of the equity, fixed income and cash and cash-equivalent investments are held in commingled funds.
     We develop our expected long-term rate of return assumption based on the historical experience of our portfolio and review of projected performance by asset class of broad, publicly traded equity and fixed-income indices. Our target asset allocation was determined based on the risk tolerance characteristics of the plans and at times may be adjusted to achieve our overall investment objectives.
     Fair Value Measurements: The following table represents our pension plan assets as of March 31, 2010, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

(In millions)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10	$17	$—	$27
Equity securities:
Common and preferred stock	104	1	—	105
Equity commingled funds	—	126	—	126
Fixed income securities:
Government securities	—	23	—	23
Corporate bonds	—	41	—	41
Mortgage-backed securities	—	17	1	18
Asset-backed securities and other	—	15	1	16
Fixed income commingled funds	—	22	—	22
Other:
Real estate and venture capital funds	—	—	19	19
Hedge funds	—	—	5	5

Total	$114	$262	$26	$402

Receivables (1)				6
Payables (1)				(17)

Total				$391

(1)	Represents pending trades at March 31, 2010.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Cash and cash equivalents — Cash and cash equivalents consist of a short-term investment fund that maintains daily liquidity and has a constant unit value of $1.00. The fund also invests in short-term domestic fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and quality. Cash and cash equivalents are generally classified as Level 1 investments. Some cash and cash equivalents are held in commingled funds, which have a daily net value derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.
     Common and preferred stock — This investment class consists of common and preferred shares issued by U.S. and non-U.S. corporations. Common shares are traded actively on exchanges and price quotes are readily available. Preferred shares are not actively traded. Holdings of common shares are generally classified as Level 1 investments. Preferred shares are classified as Level 2 investments.
     Equity commingled funds — Some equity securities consisting of common and preferred stock are held in commingled funds, which have daily net asset values derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.
     Government securities — This investment class consists of bonds and debentures issued by central governments or federal agencies. Multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. We have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. These securities are classified as Level 2 investments.
     Corporate bonds — This investment class consists of bonds and debentures issued by corporations. Multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. We have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. When inputs are observable, securities are classified as Level 2 investments; otherwise, securities are classified as Level 3 investments.
     Mortgage-backed securities — This investment class consists of debt obligations secured by a mortgage or collection of mortgages. Multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. We have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. When inputs are observable, securities are classified as Level 2 investments; otherwise, securities are classified as Level 3 investments.
     Asset-backed securities and other — This investment class consists of debt obligations secured by an asset or collection of assets. Multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. We have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. When inputs are observable, securities are classified as Level 2 investments; otherwise, securities are classified as Level 3 investments.
     Fixed income commingled funds — Some of the fixed income securities are held in commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments.
     Real estate and venture capital funds — The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals and market based comparable data. The real estate funds are classified as Level 3 investments. The real estate fund is in the process of redemption. However, redemptions are restricted by the fund’s liquidity. The plans also have an interest in venture capital funds structured as limited partnerships that invest in privately-held companies. Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on proprietary appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods. Holdings of limited partnerships pertaining to venture capital investments are classified as Level 3.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Hedge funds — The hedge funds are invested in fund-of-fund structures and consist of multiple investments in interest and currency funds designed to hedge the risk of rate fluctuations. Given the complex nature of valuation and the broad spectrums of investments, the hedge funds are classified as Level 3 investments.
     The following table represents a reconciliation of Level 3 plan assets held during the year ended March 31, 2010:

	Real Estate and
	Venture
(In millions)	Capital Funds	Hedge Funds	Other	Total

Balance at March 31, 2009	$25	$5	$2	$32
Unrealized (loss) on plan assets still held	(6)	—	—	(6)

Balance at March 31, 2010	$19	$5	$2	$26

     Concentration of Credit Risk: We evaluated our pension plans’ asset portfolios for the existence of significant concentrations of credit risk as of March 31, 2010. Types of concentrations that were evaluated include investment funds that represented 10% or more of the pension plans’ net assets. As of March 31, 2010, 10% of our plan assets is comprised of Bartram International Fund, which holds only actively traded stock.
Other Defined Benefit Plans
     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefit upon our withdrawal from the plan; however, information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2010, 2009 and 2008.
Defined Contribution Plans
     We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Eligible employees may contribute to the PSIP up to 20% of their monthly eligible compensation for pre-tax contributions and up to 67% of compensation for catch-up contributions not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual limit, effective 2008. Prior to 2009, the Company provided for the PSIP contributions primarily with its common shares through its leveraged employee stock ownership plan (“ESOP”).
     The ESOP had purchased an aggregate of 24 million shares of the Company’s common stock since its inception. These purchases were financed by 10 to 20 year loans from or guaranteed by us. At March 31, 2009, the ESOP’s outstanding borrowing was reported as short-term debt of the Company and the related receivables from the ESOP were shown as a reduction of stockholders’ equity. At March 31, 2010, there were no outstanding ESOP loans nor the related receivables from the ESOP as the ESOP fully repaid the loans during 2010. The loans were repaid by the ESOP from interest earnings on cash balances and common dividends on unallocated shares and Company cash contributions. The ESOP loan maturities and rates were identical to the terms of related Company borrowings. Stock was made available from the ESOP based on debt service payments on ESOP borrowings. ESOP expense and other contribution expense, including interest expense on ESOP debt, was $1 million, $53 million and $13 million in 2010, 2009 and 2008. ESOP expense for 2010 was negligible, as we did not make additional contributions to the PSIP or ESOP, as discussed in the paragraph below. ESOP expense for 2008 was significantly lower than 2009 due to the utilization of lower cost basis shares in the ESOP to fund the Company’s matching contributions. Approximately 1 million shares of common stock were allocated to plan participants in 2008. In 2009, the Company made contributions primarily in cash or with the issuance of treasury shares. At March 31, 2010, substantially all of the 24 million common shares had been allocated to plan participants. As a result, we will need to fund most of our future PSIP contributions with cash or treasury shares.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The McKesson Corporation PSIP is a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds were attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class-holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds were attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an ESOP suspense account. In accordance with the plan terms, the PSIP distributed all of the Unallocated Proceeds to current PSIP participants after the close of the plan year in April 2010. The receipt of the Unallocated Proceeds by the PSIP was reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class-holding period and was not a contribution made by the Company to the PSIP or ESOP. Accordingly, there were no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.
     PSIP expense by segment for the last three years was as follows:

	Years Ended March 31,
(In millions)	2010	2009	2008

Distribution Solutions	$—	$23	$5
Technology Solutions	1	28	7
Corporate	—	2	1

PSIP expense	$1	$53	$13

Cost of sales (1)	$—	$12	$3
Operating expenses	1	41	10

PSIP expense	$1	$53	$13

(1)	Amounts recorded to cost of sales pertain solely to our McKesson Technology Solutions segment.
14. Postretirement Benefits
     We maintain a number of postretirement benefits, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. We also provide postretirement benefits for certain U.S. executives. We adopted the measurement provisions of new accounting standards for postretirement plans in the fourth quarter of 2009. As required, our defined benefit plan obligations are now measured as of the Company’s fiscal year-end. We previously performed this measurement at December 31.
     The net periodic expense (income) for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2010	2009	2008

Service cost—benefits earned during the year	$1	$1	$2
Interest cost on projected benefit obligation	9	10	10
Amortization of unrecognized actuarial loss (gain) and prior service costs	(25)	(14)	4

Net periodic postretirement expense (income)	$(15)	$(3)	$16

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

		15 Month
	Year Ended	Period Ended
	March	March
(In millions)	31, 2010	31, 2009

Change in benefit obligations
Benefit obligation at beginning of period	$133	$157
Measurement date adjustment — adoption of new standards	—	3
Service cost	1	1
Interest cost	9	10
Plan amendments and other	—	6
Actuarial loss (gain)	26	(30)
Benefit payments	(15)	(14)

Benefit obligation at end of period	$154	$133

     The components of the amount recognized in accumulated other comprehensive income for the Company’s other postretirement plans at March 31, 2010 and 2009 were net actuarial gain of $1 million and $52 million and net prior service credit of $2 million and $2 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial loss of $51 million for 2010 and net actuarial gain of $12 million and $33 million for 2009 and 2008.
     We estimate that the amortization of the actuarial gain from stockholders’ equity to other postretirement expense in 2011 will be $10 million ($25 million in 2010). The decrease in the gain is due to completion of amortization of the 2007 actuarial gain in 2010 and a decrease in the discount rate in 2011.
     Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans, net of expected Medicare subsidy receipts of $2 million annually, are as follows: $14 million annually for 2011 to 2015 and $63 million cumulatively for 2016 through 2020. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $15 million for 2011.
     Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 7.86%, 6.19% and 5.78% for 2010, 2009 and 2008. Weighted-average discount rates for the actuarial present value of benefit obligations were 5.33%, 7.86% and 6.19% for 2010, 2009 and 2008.
     Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 8.5% and 9% for prescription drugs, 7.5% and 7% for medical and 6% for dental in 2010 and 2009. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For 2010, 2009 and 2008, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would impact total service and interest cost components by approximately $1 million to $2 million and the postretirement benefit obligation by approximately $9 million to $8 million.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
15. Financial Instruments and Hedging Activities
     At March 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at March 31, 2010 and 2009, are money market fund investments of $2.3 billion and $1.7 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The carrying value of all other cash equivalents approximates fair value due to their relatively short-term nature.
     The carrying amount and estimated fair value of our long-term debt and other financing was $2.3 billion and $2.5 billion at March 31, 2010 and $2.5 billion each at March 31, 2009. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been realized or that will be realized in the future.
     In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit these risks through the use of derivatives such as interest rate swaps and forward foreign exchange contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes. The volume of activity related to derivative financial instruments was not material for 2010, 2009 and 2008.
16. Lease Obligations
     We lease facilities and equipment almost solely under operating leases. At March 31, 2010, future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year for years ending March 31 are:

Noncancellable
Operating
(In millions)	Leases

2011	$106
2012	85
2013	55
2014	38
2015	29
Thereafter	50

Total minimum lease payments	$363

     Rental expense under operating leases was $154 million, $146 million and $149 million in 2010, 2009 and 2008. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to seven years, while remaining terms for equipment leases range from one to three years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for any period presented.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
17. Financial Guarantees and Warranties
Financial Guarantees
     We have agreements with certain of our customers’ financial institutions under which we have guaranteed the repurchase of inventory (primarily for our Canadian business) at a discount in the event these customers are unable to meet certain obligations to those financial institutions. Among other requirements, these inventories must be in resalable condition. The inventory repurchase agreements mostly range from one to two years. Customer guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our other customer guarantees are secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At March 31, 2010, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $124 million and $17 million, none of which had been accrued.
     At March 31, 2010, we had commitments of $2 million of cash contributions to our equity-held investments, for which no amounts had been accrued and a loan commitment of $5 million to an equity-held investment, of which $2 million had been funded and is included under other assets in our consolidated balance sheet.
     The expirations of the above noted financial guarantees and commitments are as follows: $64 million, $24 million, $1 million, nil and $6 million from 2011 through 2015 and $51 million thereafter.
     In addition, at March 31, 2010, our banks and insurance companies have issued $111 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
18. Other Commitments and Contingent Liabilities
     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have made adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Because litigation outcomes are inherently unpredictable, these decisions often involve a series of complex assessments by management about future events that can rely heavily on estimates and assumptions and it is possible that the ultimate cost of these matters could impact our earnings, either negatively or positively, in the period of their resolution.
     We are party to the significant legal proceedings described below. Based on our experience, we believe that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     I. Accounting Litigation
     Following the announcements by McKesson in April, May and July of 1999 that McKesson had determined that certain software sales transactions in its Information Solutions segment, formerly HBO & Company, Inc. (“HBOC”) and later known as McKesson Information Solutions LLC, were improperly recorded as revenue and reversed, numerous lawsuits were filed against McKesson, HBOC, certain of McKesson’s and HBOC’s current and former officers or directors, and other defendants. Although almost all of these cases (collectively the “Securities Litigation”) have now been resolved, certain matters remain pending as more fully described below. On January 12, 2005, we announced that we reached an agreement to settle the previously-reported action in the Northern District of California captioned: In re McKesson HBOC, Inc. Securities Litigation, (No. C-99-20743 RMW) (the “Consolidated Securities Litigation Action”).
      The last two Securities Litigation lawsuits pending against the Company are Holcombe T. Green and HTG Corp. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096767-D) and Hall Family Investments, L.P. v. McKesson Corporation, et al. (Georgia State Court, Fulton County, Case No. 06-VS-096763-F). Plaintiffs in those matters allege common law fraud and deceit against the Company and certain of HBOC’s former officers. In addition, plaintiff Green seeks indemnification for attorneys’ fees that he allegedly incurred in connection with a class action lawsuit, now settled, which was filed on behalf of participants in the McKesson Corporation Profit Sharing Investment Plan against the Company and Green, among others. In the fraud and deceit actions, plaintiffs seek actual and punitive damages, attorneys’ fees and costs of suit in amounts unspecified in the complaint.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The Company and HBOC answered the complaints in each of these actions, generally denying the allegations and any liability to plaintiffs. In April 2007, we and other defendants filed motions for summary judgment in both actions, arguing, in part, that plaintiffs could not as a matter of law prove the “materiality” elements of their fraud and deceit causes of action. On December 13, 2007, the trial judge denied those motions. On January 3, 2008, McKesson appealed those rulings to the Georgia Court of Appeals. On July 14, 2009, the Georgia Court of Appeals issued its opinion, ruling as a matter of law that plaintiffs could not prove the materiality elements of their claims, and further ruling that the trial court committed error in denying the defendants’ motions for summary judgment. On July 23, 2009, plaintiffs petitioned the Georgia Supreme Court to take appeals from the Georgia Court of Appeals decision. On October 19, 2009, the Georgia Supreme Court refused to take those appeals, and on December 15, 2009, the Georgia Supreme Court denied plaintiff’s petition for reconsideration of its October 19, 2009, order. The Georgia Supreme Court remanded both cases to the Georgia Court of Appeals, which in turn remanded them to the trial court with instructions to enter judgment in favor of McKesson and other defendants as provided in the Court of Appeals’ July 14, 2009, decision. The only remaining matters to be decided in these actions, the claim of individual plaintiff Green for indemnity relating to his defense in an unrelated action and fees and costs in both actions, were resolved in a settlement dated April 28, 2010, and a dismissal of these two actions “with prejudice” will be filed in May 2010.
     II. Average Wholesale Price Litigation
     The following matters involve a drug reimbursement benchmark referred to as the “AWP” utilized by some public and private payors to calculate at least some portion of the amount a pharmacy will be reimbursed for dispensing a covered branded drug.
     A. Private Payor AWP Actions
     On June 2, 2005, a civil class action complaint was filed against the Company in the United States District Court, District of Massachusetts, New England Carpenters Health Benefits Fund, et al. v. First DataBank, Inc. and McKesson Corporation (Civil Action No. 1:05-CV-11148-PBS) (the “Private Payor RICO Action”). Plaintiffs are four health benefit plans. The complaint alleges that in late 2001 and early 2002 the Company and co-defendant First DataBank, Inc. (“FDB”) conspired to improperly raise the published AWPs for certain prescription drugs, and that this alleged conduct resulted in higher drug reimbursement payments by plaintiffs and others similarly situated. Plaintiffs purport to represent a class of third party payors and consumers who paid any portion of the price of certain prescription drugs to the extent their portion was based upon the AWPs published by FDB during the period January 1, 2002, to March 15, 2005.
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
     On July 21, 2006, the plaintiffs filed a First Amended Complaint (“FAC”), asserting essentially the same claims against the Company and adding an additional named plaintiff. The FAC also included an alternative count under the consumer protection statutes of numerous states if the court determined that California law was not applicable to the entire class. The FAC modified the definition of the alleged class to include third party payors (but not consumers) whose pharmaceutical payments for certain prescription drugs were based upon AWP (not limited to the AWP published by FDB) during the time period August 1, 2001, to March 15, 2005.

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
     On March 19, 2008, the district court entered an order certifying the consumer co-pay class for all purposes for the period August 1, 2001, to May 15, 2005, certifying the third party payor class for liability and equitable relief for the period from August 1, 2001, to May 15, 2005, and certifying the third party payor class for damages for the period August 1, 2001, to December 31, 2003.
     On November 21, 2008, the Company announced that it had reached an agreement with plaintiffs to pay $350 million in settlement of all claims on behalf of the three private payor classes alleged in the Private Payor RICO Action relating to FDB’s published AWPs, along with the claims brought by these same private payors alleged in a previously dismissed antitrust action. The Company also announced on November 21 that it recorded a reserve of $143 million for pending and expected claims by public payor entities relating to FDB’s published AWPs. As a result, in the third quarter of 2009, we recorded a $493 million pre-tax charge. The private payor settlement provides that the Company will pay $350 million into a settlement escrow in installments following preliminary and final approvals of the settlement, which escrow account shall be used for settlement administration costs, including notice, attorneys’ fees as approved by the court and distribution to class members in a manner determined by plaintiffs subject to court approval.
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
     These private payor actions have been concluded, the releases have become final and binding on the classes and the settlement consideration has been paid and is no longer subject to return to the Company. Accordingly, in the third quarter of 2010, the Company removed its AWP litigation liability of $350 million and corresponding restricted cash balance as all criteria for the extinguishment of this liability were met.
     B. The Public Payor AWP Cases
     Commencing in May of 2008, a series of complaints alleging claims nearly identical to the Private Payor RICO Action were filed by various public payors — governmental entities that paid any portion of the price of certain prescription drugs. These actions were all filed in the United States District Court for the District of Massachusetts and were ultimately consolidated under the caption “In re McKesson Governmental Entities Average Wholesale Price Litigation.” The public payor actions are assigned to the same court assigned to the related claims of private payors. A description of these actions is as follows:

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     Separate class actions based on essentially the same factual allegations were subsequently filed against the Company and FDB in the United States District Court for the District of Massachusetts by the City of Panama City, Florida on August 18, 2008 (“Florida Action”), the State of Oklahoma on October 15, 2008, (“Oklahoma Action”), the County of Anoka, Minnesota on November 3, 2008, (“Minnesota Action”), Baltimore, Maryland on November 7, 2008, (“Maryland Action”), Columbia, South Carolina on December 12, 2008, (“South Carolina Action”) and Goldsboro, North Carolina on December 15, 2008, (“North Carolina Action”) in each case on behalf of the filing entity and a class of state and local governmental entities within the same state, alleging violations of civil RICO, federal and state antitrust laws and various state consumer protection and deceptive and unfair trade practices statutes and seeking damages and treble damages, civil penalties, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     On May 20, 2009, an action was filed in the United States District Court for the District of Massachusetts by Oakland County, Michigan and the City of Sterling Heights, Michigan against the Company as the sole defendant, alleging RICO violations, the Michigan Antitrust Reform Act, the Michigan Consumer Protection Act, the California Cartwright Act and common law fraud and seeking damages, treble damages, interest and attorneys’ fees, all in unspecified amounts, Oakland County, Michigan et al. v. McKesson Corporation, (Civil Action No. 1:09-CV-10843-PBS) (“Michigan Action”). On August 4, 2009, the court granted the Company’s motion to stay the Michigan Action.
     On February 19, 2010, discovery closed in the consolidated public payor actions. The parties are engaged in briefing regarding class certification in the Douglas County, Kansas and San Francisco Actions and trial in the Connecticut Action is set for July 19, 2010. No trial date is set in the San Francisco and Douglas County, Kansas Actions.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     III. Other Litigation and Claims
     On April 7, 2010, an action was filed in the Superior Court of the State of California for the County of Los Angeles against, among others, the Company, its indirect subsidiary, NDCHealth Corporation (“NDC”) and “Relay Health,” a trade name under which NDC conducts business, Rodriguez et al. vs. Etreby Computer Company et al., (Civ. No. BC435303) (“Rodriguez”). The plaintiffs in Rodriguez purport to represent a class of California residents whose individual confidential medical information was allegedly illegally released and used by defendants, and plaintiffs also purport to bring their claims as a private Attorney General action. The claims asserted in the complaint against the Company defendants include negligence, statutory violations and violation of California Business and Professions Code, Sections 17200 et seq. covering unfair, unlawful and fraudulent business acts and practices. The statutory violations alleged by plaintiffs purport to arise out of California Civil Code, Sections 56 through 56.37, also known as the Confidentiality of Medical Information Act (“CMIA”). The complaint seeks compensatory and statutory damages under the CMIA, equitable and injunctive relief, as well as interest and attorneys’ fees and costs, all in unspecified amounts. The complaint was served on April 14, 2010, and no other activity has occurred in the action.
     On October 3, 2008, the United States filed a complaint in intervention in a pending qui tam action in the United States District Court for the Northern District of Mississippi, naming as defendants, among others, the Company and its former indirect subsidiary, McKesson Medical-Surgical MediNet Inc. (“MediNet”), now merged into and doing business as McKesson Medical-Surgical MediMart Inc., United States v. McKesson Corporation, et al., (Civil Action No. 2:08-CV-00214-SA). The United States asserts in its complaint claims based on violations of the federal False Claims Act, 31 U.S.C Sections 3729-33, in connection with billing and supply services rendered by MediNet to the long-term care facility operator co-defendants. The action seeks monetary damages in an unstated amount. On December 3, 2008, the Company and co-defendants filed motions to dismiss the complaint on grounds that the allegations lacked the particularity required by the Federal Rules of Procedure and on grounds that the complaint failed to state a claim under the False Claims Act. On September 29, 2009, the trial court denied those motions. On July 7, 2009, all defendants filed motions to dismiss the action filed by the original Relator based on the contention that the Relator was not the original source of the claims, which he attempts to pursue in his qui tam action. On March 25, 2010, the trial court granted defendants’ motions to dismiss the Relator and his complaint. Discovery in the United States’ intervention action is expected to commence in the first quarter of 2011 and trial has been set for February 6, 2012.
     On July 14, 2006, an action was filed in the United States District Court for the Eastern District of New York against McKesson, two McKesson employees, several other drug wholesalers and numerous drug manufacturers, RxUSA v. Alcon Laboratories et al., (Case No. 06-CV-3447 -DRH). Plaintiff alleges that we, along with various other defendants, unlawfully engaged in monopolization and attempted monopolization of the sale and distribution of pharmaceutical products in violation of the federal antitrust laws, as well as in violation of New York State’s Donnelly Act. We are also alleged to have violated the Sarbanes-Oxley Act of 2002; and our employees are alleged to have violated the Donnelly Act, the Sarbanes-Oxley Act and Sections 1962 (c) and (d) of the civil RICO statute. Plaintiff alleges generally that defendants have individually, and in concert with one another, taken actions to create and maintain a monopoly and to exclude secondary wholesalers, such as the plaintiff, from the wholesale pharmaceutical industry. The complaint seeks monetary damages of approximately $1.6 billion and also seeks treble damages, attorneys’ fees and injunctive relief. All defendants filed motions to dismiss all claims. The motions were briefed and submitted to the trial court on March 13, 2007. On September 24, 2009, the trial court issued its order granting “with prejudice” defendants’ motions to dismiss and on September 28, 2009, the trial court entered judgment dismissing all of plaintiff’s claims. On October 23, 2009, plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Second Circuit seeking reversal of the trial court’s orders of dismissal and judgment. The briefing on the appeal was completed on April 21, 2010, and it is not yet known whether the court will set the matter for oral argument or will issue its decision on the submitted papers.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On May 3, 2004, judgment was entered against the Company and one of our employees in the action captioned Roby v. McKesson HBOC, Inc. et al. (Superior Court for Yolo County, California, Case No. CV01-573). Former employee Charlene Roby (“Roby”) brought claims for wrongful termination, disability discrimination and disability-based harassment against the Company and a claim for disability-based harassment against her former supervisor. The jury awarded Roby compensatory damages against the Company and against plaintiff’s supervisor in the total amount of $4 million and punitive damages in the amount of $15 million against the Company. Following post-trial motions, the trial court reduced the amount of compensatory damages to $3 million, the punitive damages awarded against both defendants and the compensatory damages awarded against the individual employee defendant were not reduced. Defendants filed a Notice of Appeal, seeking reduction or reversal of the compensatory and punitive damage awards and the award of attorneys’ fees. On December 26, 2006, the Court of Appeals for the Third Appellate District of California issued its decision reversing the verdict for harassment against Roby’s supervisor, reducing the compensatory damages from $3 million to $1 million and reducing punitive damages from $15 million to $2 million. Following the rejection of Roby’s petition for rehearing before the Court of Appeals, plaintiff petitioned for review by the California Supreme Court, which was granted on April 18, 2007. On November 30, 2009, the California Supreme Court issued its decision in this matter, reducing the ratio of punitive damages to compensatory damages from that ordered by the California Court of Appeals, and reinstating the harassment claim previously stricken by the Court of Appeals with a revised award of $4 million, before interest. Both parties filed petitions for rehearing before the California Supreme Court and those petitions were denied on February 12, 2010. McKesson has paid the revised award. The only remaining issue to be resolved by the trial court relates to Roby’s claim for fees and costs on appeal.
     Between 1976 and 1987, the Company’s former McKesson Chemical Company division operated a repackaging facility in Santa Fe Springs, California. The Company has been actively remediating the contamination at this site since 1994. Angeles Chemical Company (“Angeles”) conducted similar repackaging activities at its property adjacent to the Company’s site between 1976 and 2000. In late 2001, Angeles filed an action against McKesson, Angeles Chemical Company v. McKesson Corporation, et al. (United States District Court for the Central District of California Case No. 01-10532-TJH) claiming that McKesson’s contamination migrated to Angeles’ property. The causes of action in the latest complaint purport to state claims based on the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (as amended, the “Superfund” law or its state law equivalent) and the Resource Conservation and Recovery Act, as well as allege various state law claims, such as nuisance, trespass, negligence, defamation, interference with prospective advantage, unfair business practices and for declaratory relief, among others. Angeles seeks injunctive relief, as well as compensatory and punitive damages, attorneys’ fees and costs in an unspecified amount. On January 5, 2010, the Company entered into a settlement agreement, which fully resolves all outstanding disputes between the Company and the Angeles parties.
     The Company is a defendant in approximately 519 cases alleging that the plaintiffs were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). The cases typically assert causes of action for strict liability, negligence, breach of warranty and false advertising for improper design, testing, manufacturing and warnings relating to the manufacture and distribution of Vioxx. None of the cases involving the Company is scheduled for trial. The Company has tendered each of these cases to Merck and has reached an agreement with Merck to defend and indemnify the Company.
     The Company, through its former McKesson Chemical Company division, is named in approximately 450 cases involving the alleged distribution of asbestos. These cases typically involve either single or multiple plaintiffs claiming personal injuries and unspecified compensatory and punitive damages as a result of exposure to asbestos-containing materials. Pursuant to an indemnification agreement signed at the time of the 1987 sale of McKesson Chemical Company to what is now called Univar USA Inc. (“Univar”), the Company tendered each of these actions to Univar. Univar subsequently raised questions concerning the extent of its obligations under the indemnification agreement. Univar continued to defend the Company in some of these cases, but in February of 2005, Univar began rejecting tenders and accordingly, the Company incurred defense costs and de minimis settlement costs in connection with the more recently served actions. The Company filed an arbitration demand against Univar pursuant to the indemnification agreement seeking a determination that the liability for these cases is Univar’s responsibility. On February 9, 2010, the parties executed a settlement agreement, which provides that Univar will defend and indemnify the Company for all pending and future matters.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     IV. Government Investigations and Subpoenas
     From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such requests and subpoenas include the following: (1) the Company has responded to a request from the Federal Trade Commission for certain documents as part of a non-public investigation to determine whether the Company may have engaged in anti-competitive practices with other wholesale pharmaceutical distributors in order to limit competition for provider customers seeking distribution services; (2) the Company has received and responded to a Civil Investigative Demand from the Attorney General’s Office of the State of Tennessee related to an investigation into possible violations of the Tennessee Medicaid False Claims Act in connection with repackaged pharmaceuticals; (3) the Company has responded to a subpoena from the office of the Attorney General of the State of New York requesting documents and other information concerning its participation in the secondary or “alternative source” market for pharmaceutical products; (4) the Company has received and have responded to subpoenas and requests for information from a number of Offices of state Attorney Generals or other state agencies, relating to the pricing, including FDB’s AWPs, for branded and generic drugs; and (5) the Company has completed its response to a subpoena, issued by the United States Attorney’s Office (“USAO”) in Houston, which seeks documents relating to billing and collection services performed by a Company subsidiary for certain healthcare operations associated with the University of Texas from 2004 through the dates of the subpoenas.
     As previously reported, on January 26, 2007, the Company acquired Per-Se Technologies, Inc. (“Per-Se”), which became a wholly owned subsidiary. Prior to its acquisition, Per-Se had publicly disclosed that in December 2004, the SEC issued a formal order of investigation relating to accounting matters at NDCHealth Corporation (“NDCHealth”), a then public company, which was acquired by Per-Se in January 2006, prior to the Company’s acquisition of Per-Se. In March 2005, NDCHealth restated its financial statements for the fiscal years ended May 28, 2004, May 30, 2003 and May 31, 2002, and for the fiscal quarters ended August 22, 2004, and August 29, 2005, to correct errors relating to certain accounting matters. NDCHealth produced documents to the SEC and fully cooperated with the SEC in its investigation. The SEC has taken testimony from a number of current and former NDCHealth employees. There has been no activity in this matter for some time and the SEC has taken no action against NDCHealth or its successor to date.
     V. Environmental Matters
     Primarily as a result of the operation of the Company’s former chemical businesses, which were fully divested by 1987, the company is involved in various matters pursuant to environmental laws and regulations. The Company has received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at eight sites where it, or entities acquired by it, formerly conducted operations and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, the Company is one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these eight sites. Although the Company’s potential allocation under either directive cannot be determined at this time, it has agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.
     Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of reasonably possible remediation costs for these eight sites is $8.4 million, net of approximately $1.9 million that third parties have agreed to pay in settlement or is expected, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $8.4 million is expected to be paid out between April 2010 and March 2030. The Company’s estimated liability for these environmental matters has been accrued in the accompanying consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In addition, the Company has been designated as a PRP under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 18 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. The estimated liability at those 18 sites is approximately $0.9 million. The aggregate settlements and costs paid by the Company in Superfund matters to date have not been significant. The accompanying consolidated balance sheets include this environmental liability.
     VI. Other Matters
     The Company is involved in various other litigation and governmental proceedings, not described above, that arise in the normal course of business. While it is not possible to determine with certainty the ultimate outcome or the duration of any such litigation or governmental proceedings, the Company believes, based on current knowledge and the advice of counsel, that such litigation and proceedings will not have a material impact on the Company’s financial position or results of operations.
19. Stockholders’ Equity
     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
     Share Repurchase Plans
     In April 2010, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. Information regarding our share repurchase activity is as follows:

	Share Repurchases (1)
			Approximate Dollar
			Value of Shares that
	Total		May Yet Be
	Number of Shares	Average Price Paid	Purchased Under
(In millions, except price per share data)	Purchased (2) (3)	Per Share	the Programs

Balance, March 31, 2007			$—
Share repurchase plans approved
April 2007			1,000
September 2007			1,000
Shares repurchased	28	$59.48	(1,686)

Balance, March 31, 2008			$314
Share repurchase plan approved
April 2008			1,000
Shares repurchased	10	$50.52	(484)

Balance, March 31, 2009			$830
Shares repurchased	8	$41.47	(299)

Balance, March 31, 2010			$531

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced programs.

(3)	The number of shares purchased reflects rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     Accumulated Other Comprehensive Income (Loss)
     Information regarding our other comprehensive income (loss) is as follows:

	March 31,
(In millions)	2010	2009

Unrealized net loss and other components of benefit plans, net of tax	$(162)	$(109)
Translation adjustments	168	(70)

Total	$6	$(179)

20. Related Party Balances and Transactions
     Notes receivable outstanding from certain of our current and former officers and senior managers totaled $16 million at March 31, 2010 and 2009. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 4.7% to 7.1% and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are at full recourse to the borrower. At March 31, 2010, the value of the underlying stock collateral was $12 million. The collectability of these notes is evaluated on an ongoing basis. At March 31, 2010 and 2009, we provided a reserve of approximately $4 million and $9 million for the outstanding notes. Other receivable balances held with related parties, consisting of loans made to certain officers and senior managers and an equity-held investment, amounted to nil and $1 million at March 31, 2010 and 2009.
     We incurred $11 million in 2010 and $10 million in 2009 and 2008 of annual rental expense paid to an equity-held investment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
21. Segments of Business
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
     The Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells financial, operational and clinical solutions for pharmacies (retail, hospital, long-term care) and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), one of the leading pharmaceutical distributors in Mexico and a 39% interest in Parata, which sells automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies.
     The Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. The segment also includes our Payor group of businesses, which includes our InterQual® claims payment solutions, medical management software businesses and our care management programs. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payors from North America, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel.
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
     Corporate includes expenses associated with Corporate functions and projects, certain employee benefits and the results of certain equity-held investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,
(In millions)	2010	2009	2008

Revenues
Distribution Solutions (1)
Direct distribution & services	$72,210	$66,876	$60,436
Sales to customers’ warehouses	21,435	25,809	27,668

Total U.S. pharmaceutical distribution & services	93,645	92,685	88,104
Canada pharmaceutical distribution & services	9,072	8,225	8,106
Medical-Surgical distribution & services	2,861	2,658	2,509

Total Distribution Solutions	105,578	103,568	98,719

Technology Solutions
Services (2)	2,439	2,337	2,240
Software & software systems	571	572	591
Hardware	114	155	153

Total Technology Solutions	3,124	3,064	2,984

Total	$108,702	$106,632	$101,703

Operating profit (3)
Distribution Solutions (4)	$1,988	$1,158	$1,483
Technology Solutions (2)	385	334	319

Total	2,373	1,492	1,802
Corporate	(342)	(284)	(208)
Litigation credit, net	20	—	5
Interest expense	(187)	(144)	(142)

Income from continuing operations before income taxes	$1,864	$1,064	$1,457

Depreciation and amortization (5)
Distribution Solutions	$199	$177	$144
Technology Solutions	212	205	180
Corporate	63	59	47

Total	$474	$441	$371

Expenditures for long-lived assets (6)
Distribution Solutions	$95	$83	$96
Technology Solutions	31	43	54
Corporate	73	69	45

Total	$199	$195	$195

Segment assets, at year end
Distribution Solutions	$19,803	$18,674	$18,382
Technology Solutions	3,635	3,606	3,797

Total	23,438	22,280	22,179
Corporate
Cash and cash equivalents	3,731	2,109	1,362
Other	1,020	878	1,062

Total	$28,189	$25,267	$24,603

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for 2010, 2009 and 2008.

(2)	Revenues and operating profit for 2008 for our Technology Solutions segment reflect the recognition of $21 million of disease management deferred revenues for which expenses associated with these revenues were previously recognized as incurred.

(3)	Operating profit includes net earnings of $7 million, $7 million and $21 million from equity investments in 2010, 2009 and 2008. These earnings are primarily recorded within our Distribution Solutions segment.

(4)	Operating profit for 2010 includes a $17 million pre-tax gain on the sale of our 50% equity interest in MLS. Operating profit for 2009 includes the following pre-tax items: a $63 million charge to write-down two equity-held investments, a $493 million charge associated with the AWP litigation and a $24 million pre-tax gain on the sale of our 42% equity interest in Verispan.

(5)	Depreciation and amortization includes amortization of intangibles, capitalized software held for sale and capitalized software for internal use.

(6)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Revenues and property, plant and equipment by geographic areas were as follows:

	Years Ended March 31,
(In millions)	2010	2009	2008

Revenues
United States	$99,387	$98,194	$93,389
International	9,315	8,438	8,314

Total	$108,702	$106,632	$101,703

Property, plant and equipment, net, at year end
United States	$764	$719	$695
International	87	77	80

Total	$851	$796	$775

     International operations primarily consist of our operations in Canada, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel. We also have an equity-held investment (Nadro) in Mexico. Net revenues were attributed to geographic areas based on the customers’ shipment locations.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
22. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2010
Revenues	$26,657	$27,130	$28,272	$26,643	$108,702
Gross profit	1,303	1,335	1,455	1,583	5,676
Net income (1)	288	301	326	348	1,263
Earnings per common share (1)
Diluted	1.06	1.11	1.19	1.26	4.62
Basic	1.07	1.13	1.21	1.29	4.70

Fiscal 2009
Revenues	$26,704	$26,574	$27,130	$26,224	$106,632
Gross profit	1,268	1,302	1,343	1,465	5,378
Net income (2)(3)(4)(5)	235	327	(20)	281	823
Earnings per common share (2)(3)(4)(5)
Diluted	0.83	1.17	(0.07)	1.01	2.95
Basic	0.85	1.19	(0.07)	1.03	2.99

(1)	Financial results for the third quarter and full year 2010 include a $17 million pre-tax gain ($14 million after-tax) on sale of our 50% interest in MLS.

(2)	Financial results for the second quarter and full year 2009 include a $24 million pre-tax gain ($14 million after-tax) on sale of our 42% interest in Verispan.

(3)	Financial results for the second and fourth quarters and full year 2009 include $67 million, $22 million and $89 million of income tax credits related to the recognition of previously unrecognized tax benefits and related interest expense as a result of the lapsing of the statutes of limitations.

(4)	Financial results for the third quarter and full year 2009 include a $493 million pre-tax charge ($311 million after-tax) associated with the AWP litigation.

(5)	Financial results for the fourth quarter and full year 2009 include a $63 million pre-tax impairment charge ($60 million after-tax) associated with two equity-held investments.
23. Subsequent Events
     In April 2010, our Technology Solutions segment entered into a definitive agreement to sell its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited, a provider of phone and web-based healthcare services in Australia and New Zealand. This agreement is the result of an unsolicited purchase offer. The divestiture is subject to regulatory approval. Upon completion of the sale, any gain will be reported as “discontinued operations” in our consolidated financial statements.
     On May 4, 2010, we received $51 million cash proceeds representing our share of a settlement of an antitrust class action lawsuit. This will be recorded as a reduction of cost of sales in our consolidated statement of operations in the first quarter of 2011.

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
     Internal Control over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included on page 51 and page 52 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
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

McKESSON CORPORATION
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement.
     Information about the Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Controller and Financial Managers can be found on our Web site, www.mckesson.com, under the Investors – Corporate Governance tab. The Company’s Corporate Governance Guidelines and Charters for the Audit and Compensation Committees and the Committee on Directors and Corporate Governance can also be found on our Web site under the Investors – Corporate Governance tab.
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
     The following table sets forth information as of March 31, 2010 with respect to the plans under which the Company’s common stock is authorized for issuance:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
Plan Category	outstanding options,	outstanding options,	securities reflected in
(In millions, except per share amounts)	warrants and rights	warrants and rights (1)	the first column)

Equity compensation plans approved by security holders(2)	15.8	$43.50	23.7(3)
Equity compensation plans not approved by security holders(4)	3.9	34.27

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents option and RSU awards, outstanding under the following plans: (i) 1994 Stock Option and Restricted Stock Plan; (ii) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; and (iii) the 2005 Stock Plan.

(3)	Represents 3,254,030 shares that remained available for purchase under the 2000 Employee Stock Purchase Plan and 20,464,898 shares available for grant under the 2005 Stock Plan.

(4)	Represents options and RSU awards outstanding under the following plans: (i) 1999 Stock Option and Restricted Stock Plan; and (ii) the 1998 Canadian Stock Incentive Plan. No further awards will be made under any of these plans.

McKESSON CORPORATION
     The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2005 Stock Plan related to Non-Employee Directors, which is administered by the Committee on Directors and Corporate Governance.
     2005 Stock Plan: The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company’s stockholders on July 27, 2005. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, restricted stock (“RS”), RSUs, performance-based restricted stock units (“PeRSUs”) and other share-based awards. For any one share of common stock issued in connection with a RS, RSU, PeRSU or other share-based award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, shares used to pay the withholding taxes related to a stock award or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan.
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
     The following are descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:
     On July 27, 2005, the Company’s stockholders approved the 2005 Stock Plan which had the effect of terminating the 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan and certain 1999 one-time stock option plan awards, which plans had not been submitted for approval by the Company’s stockholders, and the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, which had previously been approved by the Company’s stockholders. Prior grants under these plans include stock options, RS and RSUs. Stock options under the terminated plans generally have a ten-year life and vest over four years. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse. Each of these plans has outstanding equity grants, which are subject to the terms and conditions of their respective plans, but no new grants will be made under these terminated plans.

McKESSON CORPORATION
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
Item 14. Principal Accounting Fees and Services
     Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2011” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedule

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	52

Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008	53

Consolidated Balance Sheets as of March 31, 2010 and 2009	54

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2010, 2009 and 2008	55

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	112

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	113

McKESSON CORPORATION
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: May 4, 2010	/s/ Jeffrey C. Campbell Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer
     On behalf of the Registrant and pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

*	*
John H. Hammergren	M. Christine Jacobs, Director
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

*	*
Jeffrey C. Campbell	Marie L. Knowles, Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

*	*
Nigel A. Rees	David M. Lawrence, M.D., Director
Vice President and Controller
(Principal Accounting Officer)

*	*
Andy D. Bryant, Director	Edward A. Mueller, Director

*	*
Wayne A. Budd, Director	Jane E. Shaw, Director

*	/s/ Laureen E. Seeger
Alton F. Irby III, Director	Laureen E. Seeger
*Attorney-in-Fact

Dated: May 4, 2010

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2010, 2009 and 2008
(In millions)

		Additions
				Deductions
	Balance at	Charged to	Charged to	From	Balance at
	Beginning of	Costs and	Other	Allowance	End of
Description	Year	Expenses	Accounts (3)	Accounts (1)	Year (2)
Year Ended March 31, 2010
Allowances for doubtful accounts	$152	$17	$7	$(45)	$131
Other allowances	12	6	10	(4)	24

	$164	$23	$17	$(49)	$155

Year Ended March 31, 2009
Allowances for doubtful accounts	$163	$27	$3	$(41)	$152
Other allowances	9	6	1	(4)	12

	$172	$33	$4	$(45)	$164

Year Ended March 31, 2008
Allowances for doubtful accounts	$139	$41	$17	$(34)	$163
Other allowances	11	—	—	(2)	9

	$150	$41	$17	$(36)	$172

		2010	2009	2008
(1)	Deductions:
	Written off	$49	$27	$32
	Operation sold	—	6	—
	Credited to other accounts	—	12	2

	Total	$49	$45	$34

(2)	Amounts shown as deductions from current and non-current receivables	$155	$164	$172

(3)	Primarily represents reclassifications from other balance sheet accounts.

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

		Incorporated by Reference
Exhibit
Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 25, 2007.	10-Q	1-13252	3.1	October 31, 2007

3.2	Amended and Restated By-Laws of the Company, dated as of April 22, 2009.	8-K	1-13252	3.2	April 28, 2009

4.1	Indenture, dated as of March 11, 1997, between the Company, as Issuer, and The First National Bank of Chicago, as Trustee.	10-K	1-13252	4.4	June 19, 1997

4.2	Indenture, dated as of January 29, 2002, between the Company, as Issuer, and the Bank of New York, as Trustee.	10-K	1-13252	4.6	June 12, 2002

4.3	Indenture, dated as of March 5, 2007, by and between the Company, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee.	8-K	1-13252	4.1	March 5, 2007

10.1*	McKesson Corporation 1994 Stock Option and Restricted Stock Plan as amended through July 31, 2001.	10-K	1-13252	10.4	June 12, 2002

10.2*	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through May 26, 2004.	10-K	1-13252	10.2	May 7, 2008

10.3*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004

10.4*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003

10.5*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on October 24, 2008.	10-Q	1-13252	10.1	October 29, 2008

McKESSON CORPORATION

		Incorporated by Reference
Exhibit
Number	Description	Form	File Number	Exhibit	Filing Date
10.6*	McKesson Corporation Deferred Compensation Administration Plan, amended and restated effective October 28, 2004.	10-K	1-13252	10.6	May 13, 2005

10.7*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated effective October 28, 2004, including Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008

10.8*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated on October 24, 2008.	10-Q	1-13252	10.2	October 29, 2008

10.9*	McKesson Corporation 1994 Option Gain Deferral Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.8	May 13, 2005

10.10*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008

10.11*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010

10.12*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated on December 29, 2008.	10-K	1-13252	10.12	May 5, 2009

10.13*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on April 21, 2009.	10-K	1-13252	10.13	May 5, 2009

10.14*†	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on April 20, 2010.	—	—	—	—

10.15*†	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2005 Management Incentive Plan, effective April 20, 2010.	—	—	—	—

10.16*	McKesson Corporation Long-Term Incentive Plan, as amended and restated on October 24, 2008 and effective as of January 1, 2009.	10-Q	1-13252	10.6	October 29, 2008

10.17*	McKesson Corporation Stock Purchase Plan, as amended through July 31, 2002.	10-K	1-13252	10.19	June 6, 2003

10.18*†	McKesson Corporation 2005 Stock Plan, as amended and restated on April 20, 2010.	—	—	—	—

10.19*†	Forms of (i) Statement of Standard Terms and Conditions applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares, (ii) Stock Option Grant Notice and (iii) Restricted Stock Unit Agreement, under the McKesson Corporation 2005 Stock Plan, as amended and restated on April 20, 2010.	—	—	—	—

McKESSON CORPORATION

		Incorporated by Reference
Exhibit
Number	Description	Form	File Number	Exhibit	Filing Date
10.20	Second Amended and Restated Receivables Purchase Agreement, dated as of May 20, 2009, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	1-13252	10.1	July 28, 2009

10.21	Amended and Restated Credit Agreement, dated as of June 8, 2007 among the Company and McKesson Canada Corporation, collectively, the Borrowers, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. (acting through its Canada branch), as Canadian Administrative Agent, JPMorgan Chase Bank and Wachovia Bank, National Association, as Co-Syndication Agents, Wachovia Bank, National Association, as L/C Issuer, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., Seattle branch, as Co-Documentation Agents, and The Other Lenders Party Hereto Banc of America Securities LLC, as sole lead arranger and sole book manager.	10-K	1-13252	10.1	June 14, 2007

10.22	Purchase Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.	10-K	1-13252	10.41	June 6, 2003

10.23	Services Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.	10-K	1-13252	10.42	June 6, 2003

10.24	Interim Credit Agreement, dated as of January 26, 2007, among the Company, Bank of America N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, the other Lenders party there to, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers.	8-K	1-13252	10.1	January 26, 2007

10.25*	Amended and Restated Employment Agreement, dated as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008

10.26*	Amended and Restated Employment Agreement, dated as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008

10.27*†	Form of Director and Officer Indemnity Agreement.	—	—	—	—

12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—

McKESSON CORPORATION

Incorporated by Reference
Exhibit
Number	Description	Form	File Number	Exhibit	Filing Date
21†	List of Subsidiaries of the Registrant.	—	—	—	—

23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—

24†	Power of Attorney.	—	—	—	—

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

†††	Confidential treatment has been granted for certain portions of this exhibit and such confidential portions have been filed with the Commission.
     Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION
DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren Chairman, President and Chief Executive Officer, McKesson Corporation	John H. Hammergren Chairman, President and Chief Executive Officer

Andy D. Bryant Executive Vice President and Chief Administrative Officer, Intel Corporation	Patrick J. Blake Executive Vice President and Group President

Wayne A. Budd Senior Counsel, Goodwin Procter LLP	Jeffrey C. Campbell Executive Vice President and Chief Financial Officer

Alton F. Irby III Chairman and Founding Partner, London Bay Capital	Jorge L. Figueredo Executive Vice President, Human Resources

M. Christine Jacobs Chairman of the Board, President and Chief Executive Officer, Theragenics Corporation	Paul C. Julian Executive Vice President and Group President

Marie L. Knowles Executive Vice President and Chief Financial Officer Retired, Atlantic Richfield Company	Marc E. Owen Executive Vice President, Corporate Strategy and Business Development

David M. Lawrence, M.D. Chairman of the Board and Chief Executive Officer Retired, Kaiser Foundation Health Plan, Inc. and Kaiser Foundation Hospitals	Laureen E. Seeger Executive Vice President, General Counsel and Chief Compliance Officer

Edward A. Mueller Chairman of the Board and Chief Executive Officer, Qwest Communications International, Inc.	Randall N. Spratt Executive Vice President, Chief Technology Officer and Chief Information Officer

Jane E. Shaw, Ph.D. Chairman of the Board, Intel Corporation, Chairman of the Board and Chief Executive Officer Retired, Aerogen, Inc.	Nicholas A. Loiacono Vice President and Treasurer

Nigel A. Rees Vice President and Controller

Willie C. Bogan Secretary

McKESSON CORPORATION
CORPORATE INFORMATION
Common Stock
     McKesson Corporation common stock is listed on the New York Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.
Stockholder Information
     BNY MELLON Shareowner Services, 480 Washington Boulevard, Newport Office Center VII, 29th Floor, Jersey City, NJ 07310 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates, 1099-DIVs, or to have your dividend check deposited directly into your checking or savings account, stockholders may call BNY MELLON Shareowner Services’ telephone response center at (866) 216-0306, weekdays 9:00 a.m. to 5:00 p.m., ET. For the hearing impaired call (888) 269-5221. BNY MELLON Shareowner Services also has a Web site: http://www.melloninvestor.com/isd – that stockholders may use 24 hours a day to request account information.
Dividends and Dividend Reinvestment Plan
     Dividends are generally paid on the first business day of January, April, July and October. McKesson Corporation’s Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional shares of common stock. Stock in an individual’s Dividend Reinvestment Plan is held in book entry at the Company’s transfer agent, BNY MELLON Shareowner Services. For more information, or to request an enrollment form, call BNY MELLON Shareowner Services’ telephone response center at (866) 216-0306. From outside the United States, call +1-201-680-6578.
Annual Meeting
     McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m. PDT, on Wednesday, July 28, 2010 at the Palace Hotel, Twin Peaks Ballroom, 2 New Montgomery Street, San Francisco, California.