Form 10-Q
period 2010-06-30
MCKESSON CORP
filed 2010-07-30
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2010

Common stock, $0.01 par value	261,450,777 shares

McKESSON CORPORATION

Item	Page

PART I. FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations Quarters ended June 30, 2010 and 2009	3

Condensed Consolidated Balance Sheets June 30, 2010 and March 31, 2010	4

Condensed Consolidated Statements of Cash Flows Quarters ended June 30, 2010 and 2009	5

Financial Notes	6

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

3. Quantitative and Qualitative Disclosures About Market Risk	28

4. Controls and Procedures	28

PART II. OTHER INFORMATION

1. Legal Proceedings	28

1A. Risk Factors	28

2. Unregistered Sales of Equity Securities and Use of Proceeds	28

3. Defaults Upon Senior Securities	29

4. Reserved	29

5. Other Information	29

6. Exhibits	29

Signatures	30
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2010	2009
Revenues	$27,450	$26,657
Cost of Sales	26,058	25,354

Gross Profit	1,392	1,303
Operating Expenses	918	844

Operating Income	474	459
Other Income, Net	9	10
Interest Expense	(43)	(48)

Income Before Income Taxes	440	421
Income Tax Expense	(142)	(133)

Net Income	$298	$288

Earnings Per Common Share
Diluted	$1.10	$1.06
Basic	$1.12	$1.07

Dividends Declared Per Common Share	$0.18	$0.12

Weighted Average Common Shares
Diluted	272	272
Basic	266	270
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$3,265	$3,731
Receivables, net	7,832	8,075
Inventories, net	9,429	9,441
Prepaid expenses and other	265	257

Total	20,791	21,504

Property, Plant and Equipment, Net	864	851
Capitalized Software Held for Sale, Net	228	234
Goodwill	3,522	3,568
Intangible Assets, Net	522	551
Other Assets	1,472	1,481

Total Assets	$27,399	$28,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$13,296	$13,255
Deferred revenue	1,160	1,218
Other accrued liabilities	2,434	2,539

Total	16,890	17,012

Long-Term Debt	2,278	2,293
Other Noncurrent Liabilities	1,352	1,352

Other Commitments and Contingent Liabilities (Note 10)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: June 30, 2010 and March 31, 2010 — 800 Shares issued: June 30, 2010 — 362 and March 31, 2010 — 359	4	4
Additional Paid-in Capital	4,794	4,756
Retained Earnings	7,488	7,236
Accumulated Other Comprehensive Income (Loss)	(51)	6
Other	(12)	(12)
Treasury Shares, at Cost, June 30, 2010 — 101 and March 31, 2010 — 88	(5,344)	(4,458)

Total Stockholders’ Equity	6,879	7,532

Total Liabilities and Stockholders’ Equity	$27,399	$28,189

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2010	2009
Operating Activities
Net income	$298	$288
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	120	111
Share-based compensation expense	33	24
Other non-cash items	12	78
Changes in operating assets and liabilities:
Receivables	172	301
Inventories	(28)	(42)
Drafts and accounts payable	80	356
Deferred revenue	(69)	(84)
Other	(90)	(125)

Net cash provided by operating activities	528	907

Investing Activities
Property acquisitions	(52)	(42)
Capitalized software expenditures	(35)	(44)
Other	8	—

Net cash used in investing activities	(79)	(86)

Financing Activities
Common stock repurchases, including shares surrendered for tax withholding	(1,016)	(298)
Common stock transactions — other	144	31
Dividends paid	(33)	(34)
Other	2	(2)

Net cash used in financing activities	(903)	(303)

Effect of exchange rate changes on cash and cash equivalents	(12)	17

Net increase (decrease) in cash and cash equivalents	(466)	535
Cash and cash equivalents at beginning of period	3,731	2,109

Cash and cash equivalents at end of period	$3,265	$2,644

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)
1. Significant Accounting Policies
     Basis of Presentation: The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements.
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2010, the results of operations for the quarters ended June 30, 2010 and 2009 and cash flows for the three months ended June 30, 2010 and 2009.
     The results of operations for the quarter ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 previously filed with the SEC on May 4, 2010 (“2010 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     Recently Adopted Accounting Pronouncements
     Accounting for Transfers of Financial Assets: On April 1, 2010, we adopted amended accounting guidance for transfers of financial assets, including securitization transactions, in which entities have continued exposure to risks related to transferred financial assets. This amendment changed the requirements for derecognizing financial assets and expanded the disclosure requirements for such transactions. As a result of the amended accounting guidance, from April 1, 2010 forward, accounts receivable transactions under our accounts receivable securitization facility are accounted for as secured borrowings rather than asset sales. Refer to Financial Note 6, “Financing Activities,” for additional information.
     Consolidations: On April 1, 2010, we adopted amended accounting guidance for consolidation of Variable Interest Entities (“VIEs”). The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary, including ongoing assessments of control over such entities. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Newly Issued Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for multiple-deliverable revenue arrangements. The amended guidance affects the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, the amended guidance modifies the manner in which the transaction consideration is allocated across separately identified deliverables, eliminates the use of the residual value method of allocating arrangement consideration and requires expanded disclosure. The amended guidance will become effective for us for multiple-element arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the effect of the amended guidance on our condensed consolidated financial statements.
     In October 2009, the FASB issued amended accounting guidance for certain revenue arrangements that include software elements. The guidance amends pre-existing software revenue recognition guidance by removing from its scope tangible products that contain both software and non-software components that function together to deliver the product’s functionality. The amended guidance will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the effect of the amended guidance on our condensed consolidated financial statements. Both the revenue recognition guidance for multiple-element arrangements and this software guidance must be adopted in the same period and must use the same transition disclosures.
     In April 2010, the FASB issued amended accounting guidance for vendors who apply the milestone method of revenue recognition to research and development arrangements. The amended guidance applies to arrangements with payments that are contingent upon achieving substantively uncertain future events or circumstances. The amended guidance is effective on a prospective basis for us for milestones achieved on or after April 1, 2011. Earlier application is permitted. We are currently evaluating the application date and the effect of the amended guidance on our condensed consolidated financial statements.
     In July 2010, the FASB issued amended accounting guidance which expands disclosures regarding the credit quality of an entity’s receivables portfolio and its related allowance for credit losses. The amended guidance is effective for us commencing in the third quarter of 2011. We are currently evaluating the effect of the amended guidance on our condensed consolidated financial statements.
2. Share-Based Compensation
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. PeRSUs are accounted for as variable awards generally for one year until the performance goals are reached and the grant date is established. The fair value of PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the PeRSUs are re-valued using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. For PeRSUs granted prior to 2009 with multiple vest dates, we recognize the fair value expense of these awards on a graded vesting basis over the requisite service period of four years. PeRSUs granted during 2009 and after and the related RSUs (when they are granted) have a single vest date for which we recognize expense on a straight-line basis over the four year service period.
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
     Compensation expense recognized is classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset for the quarters ended June 30, 2010 and 2009.
     The components of share-based compensation expense and the related tax benefit for the quarters ended June 30, 2010 and 2009 are shown in the following table:

	Quarter Ended June 30,
(In million)	2010	2009

RSUs and RS (1)	$23	$15
PeRSUs (2)	2	2
Stock options	5	4
Employee stock purchase plan	3	3

Share-based compensation expense	33	24
Tax benefit for share-based compensation expense (3)	(11)	(8)

Share-based compensation expense, net of tax	$22	$16

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3. Income Taxes
     As of June 30, 2010, we had $629 million of unrecognized tax benefits, of which $403 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $23 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
     We have received assessments of $111 million, including tax and interest, from the Canada Revenue Agency related to a transfer pricing issue for 2003 through 2007. We have appealed the assessment for 2003 to the Canadian Tax Court and have filed or intend to file a notice of objection for 2004 through 2007. Payments of most of the assessments have been made to stop the accrual of interest. We believe that we have adequately provided for any potential adverse results.
     In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.
     We report interest and penalties on tax deficiencies as income tax expense. At June 30, 2010, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $123 million. We recognized an income tax expense of $8 million, before any tax effect, related to interest in our condensed consolidated statements of operations during the first quarter ended June 30, 2010. We have no material amounts accrued for penalties.
4. Earnings Per Common Share
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
     The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2010	2009

Net income	$298	$288

Weighted average common shares outstanding:
Basic	266	270
Effect of dilutive securities:
Options to purchase common stock	4	1
Restricted stock/Restricted stock units	2	1

Diluted	272	272

Earnings per common share: (1)
Diluted	$1.10	$1.06
Basic	$1.12	$1.07

(1)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Approximately 6 million and 13 million stock options and restricted stock units were excluded from the computations of diluted net earnings per common share for the quarters ended June 30, 2010 and 2009, as they were anti-dilutive.
5. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill were as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2010	$1,871	$1,697	$3,568
Foreign currency translation adjustments and other	(34)	(12)	(46)

Balance, June 30, 2010	$1,837	$1,685	$3,522

     Information regarding intangible assets is as follows:

	June 30,	March 31,
(In millions)	2010	2010

Customer lists	$830	$832
Technology	189	190
Trademarks and other	74	74

Gross intangibles	1,093	1,096
Accumulated amortization	(571)	(545)

Intangible assets, net	$522	$551

     Amortization expense of intangible assets was $28 million and $30 million for the quarters ended June 30, 2010 and 2009. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at June 30, 2010 were: 6 years, 2 years and 6 years. Estimated annual amortization expense of these assets is as follows: $112 million, $106 million, $89 million, $76 million and $59 million for 2011 through 2015 and $80 million thereafter. All intangible assets were subject to amortization as of June 30, 2010 and March 31, 2010.
6. Financing Activities
     Accounts Receivable Securitization Facility
     In May 2010, we renewed our accounts receivable securitization facility (the “Facility”) for an additional one year period under terms substantially similar to those previously in place, and in doing so, we increased our committed balance from $1.1 billion to $1.35 billion. From time-to-time the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2011.
     Through the Facility, McKesson Corporation, the parent company, transfers certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the pool of accounts receivable to third-party purchaser groups (the “Purchaser Groups”), which include financial institutions and commercial paper conduits.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Interests in the pool of accounts receivable that are sold to the Purchaser Groups and accounts receivable retained by the Company are carried at face value which, due to the short-term nature of our accounts receivable and terms of the Facility, approximates fair value. McKesson receives cash in the amount of the face value for the undivided interests sold. No gain or loss is recorded upon the utilization of the facility as fee charges from the Purchaser Groups are based upon a floating yield rate and the period the undivided interests remain outstanding.
     The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the SPE and the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At June 30, 2010 and March 31, 2010, we were in compliance with all covenants. Should we default under the Facility, the Purchaser Groups are entitled to receive only collections on the accounts receivable owned by the SPE.
     Prior to 2011, transactions in the Facility were accounted for as sales because we met the requirements of the existing accounting guidance, including relinquishing control of the accounts receivable. Accordingly, accounts receivable sold would have been excluded from accounts receivable, net in the accompanying March 31, 2010 condensed consolidated balance sheet had any balances been outstanding in the Facility at that date. On April 1, 2010, the Company adopted the new accounting standard for transfers of financial assets. Transactions under the Facility no longer meet the requirements for sale as defined in the new standard primarily because the Company’s retained interest in the pool of accounts receivable is subordinated to the Purchaser Groups to the extent there is any outstanding balance in the Facility. Consequently, the related accounts receivable would continue to be recognized on the Company’s condensed consolidated balance sheets and proceeds from the Purchaser Groups would be shown as secured borrowings. Commencing in 2011, fees charged from the Purchaser Groups are recorded in interest expense within the condensed consolidated statements of operations. Prior to 2011, these fees were recorded in Corporate administrative expenses. These fees were not material to our condensed consolidated financial statements. Additionally, any proceeds from these accounts receivable transactions would be reflected in the financing section within the condensed statements of cash flows.
     We continue servicing the accounts receivable sold. No servicing asset is recorded at the time of utilization of the facility because we do not receive any servicing fees from third parties or other income related to servicing the receivable. We do not record any servicing liability at the time of the utilization of the facility as the accounts receivable collection period is relatively short and the costs of servicing the accounts receivable over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.
     At June 30, 2010, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. As of March 31, 2010, there were no accounts receivable sold under the Facility. Additionally, there were no sales of interests to the Purchaser Groups in the quarters ended June 30, 2010 or 2009.
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. There were no borrowings under this facility for the first quarters of 2011 and 2010. As of June 30, 2010 and March 31, 2010, there were no amounts outstanding under this facility.
7. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $10 million and $8 million for the first quarters of 2011 and 2010. Cash contributions to these plans for the first quarters of 2011 and 2010 were $5 million and $10 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As previously reported in our 2010 Annual Report, the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) was a member of the settlement class in the Consolidated Securities Litigation Action. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds were attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class-holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds were attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP distributed all of the Unallocated Proceeds to current PSIP participants after the close of the plan year in April 2010. The receipt of the Unallocated Proceeds by the PSIP was reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and was not a contribution made by the Company to the PSIP or ESOP. Accordingly, there were no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.
     PSIP expense for the first quarter ended June 30, 2010 and 2009 was as follows:

	Quarter Ended June 30,
(In millions)	2010	2009

Distribution Solutions	$7	$—
Technology Solutions	9	1
Corporate	1	—

PSIP expense	$17	$1

Cost of sales (1)	$4	$—
Operating expenses	13	1

PSIP expense	$17	$1

(1)	Amounts recorded to cost of sales pertain solely to our Technology Solutions segment.
8. Financial Instruments
     At June 30, 2010 and March 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at June 30, 2010 and March 31, 2010 were money market fund investments of $1.6 billion and $2.3 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates fair value due to their relatively short-term nature.
     The carrying amounts and estimated fair values of our long-term debt and other financing were $2.3 billion and $2.6 billion at June 30, 2010, and $2.3 billion and $2.5 billion at March 31, 2010. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event that our customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other conditions, inventories must be in resalable condition and any repurchases would be at a discount. Inventory repurchase agreements mostly range from one to two years. Our customer debt guarantees are primarily provided to facilitate financing for certain customers and are generally secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At June 30, 2010, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $130 million and $27 million, none of which had been accrued.
     In addition, at June 30, 2010, our banks and insurance companies have issued $111 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
     Warranties
     In the normal course of business, we provide certain warranties and indemnification protection for our products and services. For example, we provide warranties that the pharmaceutical and medical-surgical products we distribute are in compliance with the U.S. Federal Food, Drug, and Cosmetic Act and other applicable laws and regulations. We have received the same warranties from our suppliers, which customarily are the manufacturers of the products. In addition, we have indemnity obligations to our customers for these products, which have also been provided to us from our suppliers, either through express agreement or by operation of law.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10. Other Commitments and Contingent Liabilities
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
     Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our 2010 Annual Report and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     As more fully described in our previous public reports filed with the SEC, we are involved in numerous legal proceedings. For a discussion of these proceedings, please refer to the Financial Notes entitled “Other Commitments and Contingent Liabilities” included in our 2010 Annual Report on Form 10-K. Significant developments in previously reported proceedings and in other litigation and claims since the referenced filings are set out below.
     As previously reported regarding the coordinated public payor Average Wholesale Price (“AWP”) actions, collectively In re McKesson Governmental Entities Average Wholesale Price Litigation, filed against the Company in the United States District Court for Massachusetts and relating to alleged misstatements and manipulations of a benchmark for drug reimbursement known as AWP, Board of County Commissioners of Douglas County, Kansas et al. v. McKesson Corporation, Civil Action No. 1:08-CV-11349-PBS (“Douglas County, Kansas Action”); San Francisco Health Plan v. McKesson Corporation, Civil Action No. 1:08-CV-10843-PBS (“San Francisco Action”); and State of Connecticut v. McKesson Corporation, Civil Action No. 1:08-CV-10900-PBS (“Connecticut Action”), the briefing regarding class certification in the Douglas County, Kansas and San Francisco Actions is complete and the hearing on class certification in these cases is now scheduled for August 31, 2010. On July 8, 2010, the court vacated the July 19, 2010 trial date previously set in the Connecticut Action and has not yet set a new trial date in that case.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As also previously reported, on October 3, 2008 the United States (“USA”) filed a complaint in intervention in a pending qui tam action in the United States District Court for the Northern District of Mississippi, naming as defendants, among others, the Company and its former indirect subsidiary, McKesson Medical-Surgical MediNet Inc. (“MediNet”), now merged into and doing business as McKesson Medical-Surgical MediMart Inc., United States v. McKesson Corporation, et al., (Civil Action No. 2:08-CV-00214-SA). The USA asserts claims based on violations of the federal False Claims Act, 31 U.S.C Sections 3729-33, in connection with billing and supply services rendered by MediNet to certain long-term care facility operator co-defendants. On June 2, 2010, the USA filed a motion for partial summary judgment, seeking a finding that the Company’s co-defendant, a Medicare Part B supplier, failed to comply with certain of the 21 Supplier Standards (“Standards”) established by federal regulation for such Medicare suppliers, and that the relevant claims for which MediNet provided contract billing and/or supply services were rendered “false” by reason of such non-compliance. On July 2, 2010 the Company and MediNet filed their opposition to the USA’s motion and themselves moved for summary judgment as to certain counts of the government’s complaint arguing that the USA cannot, as a matter of law, establish that the co-defendant Medicare Part B supplier failed to meet the Standards, that defendants did not knowingly file any false claims, that the relevant claims cannot be rendered “false” by failure to meet any of the Standards under the circumstances of the action and that the USA is estopped from taking the position that the Standards were not met because that issue has been previously decided against the USA and in favor of co-defendant in administrative proceedings to which the USA was a party. Briefing on the summary judgment motions is expected to be complete by August 10, 2010, and whether a hearing will be set by the court for argument on the motions is not known at this time.
     As previously reported, on April 7, 2010 an action was filed in the Superior Court of the State of California for the County of Los Angeles against, among others, the Company, its indirect subsidiary, NDCHealth Corporation (“NDC”) and “RelayHealth,” a trade name under which NDC conducts business, Rodriguez et al. vs. Etreby Computer Company et al., (Civ. No. BC435303) (“Rodriguez”). As also reported, the plaintiffs in Rodriguez purport to represent a class of California residents whose individual confidential medical information was allegedly illegally released and used by defendants, and plaintiffs also purport to bring their claims as a private Attorney General action. On May 10, 2010, defendants removed the action to United States District Court for the Central District of California, Rodriguez et al. vs. Etreby Computer Company et al., (Civil Action No. CV 10-3522-VBF). On June 10, 2010, the Company and NDC Health moved to dismiss the complaint on grounds that it fails to allege the required element of knowledge by defendants, fails to allege actual harm to any plaintiff and improperly names certain defendants, including the Company and “RelayHealth.” On July 23, 2010, the court granted defendants’ motion to dismiss on grounds that plaintiffs had failed to sufficiently plead any of their causes of action and gave plaintiffs until August 9, 2010 to file an amended pleading. At a July 23, 2010 status conference the court set various discovery, class motion, summary judgment and pretrial hearing dates and also set a trial date, assuming the matter survives dismissal, class certification and summary judgment motion practice, for July 25, 2011.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
11. Stockholders’ Equity
     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
     Share Repurchase Plans
     In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $531 million remained available as of March 31, 2010 and June 30, 2010.
     In April 2010, the Board authorized a plan to repurchase up to an additional $1 billion of the Company’s common stock. In May 2010, we entered into a capped accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $1 billion of the Company’s common stock. As a result of the ASR program, we repurchased 12.7 million shares for $1 billion during the first quarter of 2011, which was funded with cash on hand. The ASR program was completed on July 26, 2010 and we received 1.9 million additional shares on July 29, 2010. The total number of shares repurchased under the ASR program was 14.6 million shares at an average price per share of $68.66.
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
     Dividend Policy
     The Company has paid quarterly cash dividends at the rate of $0.12 per share on its common stock since the second quarter of 2009. In May 2010, the quarterly dividend was raised from twelve cents to eighteen cents per common share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
     Comprehensive Income
     Comprehensive income is as follows:

	Quarter Ended June 30,
(In millions)	2010	2009

Net income	$298	$288
Translation adjustments and other	(57)	95

Comprehensive income	$241	$383

     Foreign currency translation adjustments and other are primarily the result of the impact of currency exchange rates on our foreign subsidiaries.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
12. Segment Information
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

	Quarter Ended June 30,
(In millions)	2010	2009

Revenues
Distribution Solutions (1)
Direct distribution & services	$18,702	$17,038
Sales to customers’ warehouses	4,743	6,051

Total U.S. pharmaceutical distribution & services	23,445	23,089
Canada pharmaceutical distribution & services	2,560	2,140
Medical-Surgical distribution & services	686	685

Total Distribution Solutions	26,691	25,914

Technology Solutions
Services	595	589
Software & software systems	135	130
Hardware	29	24

Total Technology Solutions	759	743

Total	$27,450	$26,657

Operating profit (2)
Distribution Solutions (3)	$505	$430
Technology Solutions	64	103

Total	569	533
Corporate	(86)	(64)
Interest Expense	(43)	(48)

Income Before Income Taxes	$440	$421

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for the first quarters of 2011 and 2010.

(2)	Operating profit includes net earnings of $3 million and $5 million from equity investments for the first quarters of 2011 and 2010. These earnings are primarily recorded within our Distribution Solutions segment.

(3)	Operating profit for the first quarter of 2011 includes $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer. The settlement was recorded as a reduction to cost of sales within our condensed consolidated statements of operations in our Distribution Solutions segment.
13. Subsequent Event
     In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), a provider of phone and web-based healthcare services in Australia and New Zealand, for net cash proceeds of approximately $116 million subject to a final working capital adjustment. The divestiture is anticipated to generate a pre-tax gain of approximately $94 million ($72 million after-tax). The after-tax gain on disposition will be recorded as a discontinued operation in our condensed statement of operations in the second quarter of 2011. The historical financial operating results and net assets of MAP were not material to our condensed consolidated financial statements for all periods presented.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our 2010 Annual Report on Form 10-K.
     Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Financial Overview

	Quarter Ended June 30,
(In millions, except per share data)	2010	2009	Change

Revenues	$27,450	$26,657	3%

Income Before Income Taxes	$440	$421	5
Income Tax Expense	(142)	(133)	7

Net Income	$298	$288	3

Diluted Earnings Per Common Share:	$1.10	$1.06	4
Weighted Average Diluted Common Shares	272	272	—

     Revenues for the first quarter of 2011 increased 3% to $27.5 billion compared to the same period a year ago primarily due to market growth. Income before income taxes for the first quarter of 2011 increased 5% to $440 million compared to the same period a year ago primarily due to an increase in our Distribution Solutions segment’s operating profit which includes $51 million of cash proceeds relating to an antitrust settlement. Net income was $298 million and $288 million in the first quarters of 2011 and 2010 and diluted earnings per common share were $1.10 and $1.06.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Results of Operations
Revenues:

	Quarter Ended June 30,
(In millions)	2010	2009	Change

Distribution Solutions
Direct distribution & services	$18,702	$17,038	10%
Sales to customers’ warehouses	4,743	6,051	(22)

Total U.S. pharmaceutical distribution & services	23,445	23,089	2
Canada pharmaceutical distribution & services	2,560	2,140	20
Medical-Surgical distribution & services	686	685	—

Total Distribution Solutions	26,691	25,914	3

Technology Solutions
Services	595	589	1
Software and software systems	135	130	4
Hardware	29	24	21

Total Technology Solutions	759	743	2

Total Revenues	$27,450	$26,657	3

     Total revenues increased 3% for the first quarter of 2011 compared to the same period a year ago primarily due to market growth in our Distribution Solutions segment which accounted for approximately 97% of our consolidated revenues.
     Direct distribution and services revenues increased primarily due to a shift of revenues from sales to customers’ warehouses to direct store delivery and from market growth, which includes price increases and increased volume from new and existing customers. Sales to customers’ warehouses decreased primarily due to a shift of revenues to direct store delivery and reduced revenues associated with two customers.
     Canadian pharmaceutical distribution and services revenues increased primarily due to a change in the foreign currency exchange rate of 15%, market growth, which includes increased volume from new and existing customers and one more day of sales compared to the first quarter of 2010. On a constant currency basis, revenues grew 5%.
     Medical-Surgical distribution and services revenues approximated the same period a year ago. Revenue growth of approximately 2% and the benefit from two small acquisitions in mid-2010 were fully offset by a decrease in demand associated with the H1N1 flu virus.
     Technology Solutions revenues increased primarily due to higher maintenance revenues reflecting the segment’s expanded customer base and higher installations.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2010	2009	Change

Gross Profit
Distribution Solutions	$1,067	$954	12%
Technology Solutions	325	349	(7)

Total	$1,392	$1,303	7

Gross Profit Margin
Distribution Solutions	4.00%	3.68%	32	bp
Technology Solutions	42.82	46.97	(415)
Total	5.07	4.89	18

          bp – basis points
     Gross profit increased 7% for the first quarter of 2011 compared to the same period a year ago. As a percentage of revenues, gross profit increased 18 basis points (“bp”). Increases in our gross profit and gross profit margin were attributable to our Distribution Solutions segment, partially offset by a decrease in our Technology Solutions segment.
     Distribution Solutions segment’s gross profit margin increased primarily reflecting more sales of higher margin generic drugs and receipt of a $51 million antitrust settlement, partially offset by a decline in buy-side margin and a modest decrease in sell-side margin. The buy-side margin primarily reflects the volume and timing of compensation from branded pharmaceuticals.
     Technology Solutions segment’s gross profit margin decreased primarily reflecting our continued investment in our enterprise revenue management and clinical solutions, which includes additional amortization costs related to McKesson’s Horizon Enterprise Revenue Management™ solution, which became generally available late in the second quarter of 2010.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating Expenses and Other Income, Net:

	Quarter Ended June 30,
(Dollars in millions)	2010	2009	Change

Operating Expenses
Distribution Solutions	$568	$531	7%
Technology Solutions	262	247	6
Corporate	88	66	33

Total	$918	$844	9

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.13%	2.05%	8	bp
Technology Solutions	34.52	33.24	128
Total	3.34	3.17	17

Other Income, Net
Distribution Solutions	$6	$7	(14)%
Technology Solutions	1	1	—
Corporate	2	2	—

Total	$9	$10	(10)

     Operating expenses increased 9% for the first quarter of 2011 compared to the same period a year ago. As a percentage of revenues, operating expenses increased 17 bp for the same period. These increases were primarily due to higher costs associated with employee compensation and benefits, including Profit Sharing Investment Plan (“PSIP”) expenses as more fully described below, research and development activities and foreign currency fluctuations.
     As previously reported in our 2010 Annual Report, the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) was a member of the settlement class in the Consolidated Securities Litigation Action. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds were attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class-holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds were attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP distributed all of the Unallocated Proceeds to current PSIP participants after the close of the plan year in April 2010. The receipt of the Unallocated Proceeds by the PSIP was reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and was not a contribution made by the Company to the PSIP or ESOP. Accordingly, there were no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP. The expense for 2011 is expected to be approximately $60 million.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     PSIP expense by segment for the first quarters ended June 30, 2010 and 2009 was as follows:

	Quarter Ended June 30,
(In millions)	2010	2009

Distribution Solutions	$7	$—
Technology Solutions	9	1
Corporate	1	—

PSIP expense	$17	$1

Cost of sales (1)	$4	$—
Operating expenses	13	1

PSIP expense	$17	$1

(1)	Amounts recorded to cost of sales pertain solely to our Technology Solutions segment.
     Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily reflecting higher employee compensation and benefit costs. Operating expenses also increased due to foreign currency fluctuations.
     Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily reflecting our continued investment in research and development activities and higher employee compensation and benefit costs.
     Corporate expenses increased primarily due to higher employee compensation and benefits costs and other business initiatives.
     Other income, net approximated the prior year.
     Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended June 30,
(Dollars in millions)	2010	2009	Change

Segment Operating Profit (1)
Distribution Solutions	$505	$430	17%
Technology Solutions	64	103	(38)

Subtotal	569	533	7
Corporate Expenses, Net	(86)	(64)	34
Interest Expense	(43)	(48)	(10)

Income Before Income Taxes	$440	$421	5

Segment Operating Profit Margin
Distribution Solutions	1.89%	1.66%	23	bp
Technology Solutions	8.43	13.86	(543)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating profit margin for our Distribution Solutions segment increased primarily due to a higher gross profit margin, which includes receipt of a $51 million antitrust settlement, partially offset by higher operating expenses as a percentage of revenues.
     Operating profit margin for our Technology Solutions segment decreased primarily reflecting a decrease in gross profit margin and an increase in operating expenses as a percentage of revenues.
     Corporate expenses, net of other income increased due to additional operating expenses.
     Interest Expense: Interest expense decreased primarily due to the repayment of $215 million of our long-term debt in March 2010.
     Income Taxes: Our reported income tax rates for the first quarters of 2011 and 2010 were 32.3% and 31.6%.
     Net Income: Net income was $298 million and $288 million for the first quarters of 2011 and 2010, or $1.10 and $1.06 per diluted common share.
     Weighted Average Diluted Common Shares Outstanding (“WASO”): Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 272 million for the first quarters of 2011 and 2010. Our WASO remained unchanged compared with the same period a year ago as the impact of our stock repurchases were fully offset by the exercise of share-based awards and an increase in common stock equivalents, primarily reflecting our higher stock price.
Subsequent Event
     In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), a provider of phone and web-based healthcare services in Australia and New Zealand, for net cash proceeds of approximately $116 million subject to a final working capital adjustment. The divestiture is anticipated to generate a pre-tax gain of approximately $94 million ($72 million after-tax). The after-tax gain on disposition will be recorded as a discontinued operation in our condensed statement of operations in the second quarter of 2011. The historical financial operating results and net assets of MAP were not material to our condensed consolidated financial statements for all periods presented.
New Accounting Developments
     New accounting pronouncements that we have recently adopted as well as those that have been recently issued but not yet adopted by us are included in Financial Note 1, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financial Condition, Liquidity and Capital Resources
     We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable securitization facility and short-term borrowings under the revolving credit facility and commercial paper, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time-to-time, we may access the long-term debt capital markets to discharge our other liabilities.
     Operating activities provided cash of $528 million and $907 million during the first quarters of 2011 and 2010. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors.
     Investing activities utilized cash of $79 million and $86 million during the first quarters of 2011 and 2010 primarily reflecting cash paid for property acquisitions and capitalized software.
     Financing activities utilized cash of $903 million and $303 million during the first quarters of 2011 and 2010. Financing activities for 2010 and 2009 include $1,016 million and $298 million in cash paid for stock repurchases.
     In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1 billion of the Company’s common stock, of which $531 million remained available as of March 31, 2010 and June 30, 2010.
     In April 2010, the Board authorized a plan to repurchase up to an additional $1 billion of the Company’s common stock. In May 2010, we entered into a capped accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $1 billion of the Company’s common stock. As a result of the ASR program, we repurchased 12.7 million shares for $1 billion during the first quarter of 2011, which was funded with cash on hand. The ASR program was completed on July 26, 2010 and we received 1.9 million additional shares on July 29, 2010. The total number of shares repurchased under the ASR program was 14.6 million shares at an average price per share of $68.66.
     Dividend Policy
     The Company has paid quarterly cash dividends at the rate of $0.12 per share on its common stock since the second quarter of 2009. In May 2010, the quarterly dividend was raised from twelve cents to eighteen cents per common share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
     We believe that our operating cash flow, financial assets and current access to capital and credit markets, including our existing credit facilities, will give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(Dollars in millions)	2010	2010

Cash and cash equivalents	$3,265	$3,731
Working capital	3,901	4,492
Debt, net of cash and cash equivalents	(987)	(1,434)
Debt to capital ratio (1)	24.9%	23.4%
Net debt to net capital employed (2)	(16.7)	(23.5)
Return on stockholders’ equity (3)	18.5	18.7

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash and cash equivalents, receivables and inventories, net of drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and customer requirements. Consolidated working capital decreased primarily due to a decrease in cash and cash equivalents and a decrease in receivables.
     Our ratio of net debt to net capital employed increased in 2011 primarily due to lower cash and cash equivalents balances and an increase in treasury shares as a result of our ASR program.
Credit Resources
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable securitization facility, short-term borrowings under the revolving credit facility and commercial paper.
Accounts Receivable Securitization Facility
     In May 2010, we renewed our accounts receivable securitization facility (the “Facility”) for an additional one year period under terms substantially similar to those previously in place, and in doing so, we increased our committed balance from $1.1 billion to $1.35 billion. From time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2011.
     Through the Facility, McKesson Corporation, the parent company, transfers certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the pool of accounts receivable to third-party purchaser groups (the “Purchaser Groups”), which includes financial institutions and commercial paper conduits.
     Prior to 2011, transactions in the Facility were accounted for as sales because we met the requirements of the existing accounting guidance and accounts receivable sold would have been excluded from accounts receivable, net in the accompanying condensed consolidated balance sheet. On April 1, 2010, the Company adopted the new accounting standard for transfers of financial assets. Transactions under the Facility no longer meet the requirements for sales treatment and consequently, the related accounts receivable would continue to be recognized on the Company’s condensed consolidated balance sheet. Proceeds received from the Purchaser Groups would be shown as secured borrowings.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     At June 30, 2010, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. As of March 31, 2010, there were no accounts receivable sold under the Facility. Additionally, there were no sales of interests to the Purchaser Groups in the quarters ended June 30, 2010 or June 30, 2009.
     Additional information regarding our accounts receivable securitization facility is included in Financial Note 6, “Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. There were no borrowings under this facility for the first quarters of 2011 and 2010. As of June 30, 2010 and March 31, 2010, there were no amounts outstanding under this facility.
Debt Covenants
     Our various borrowing facilities, including our accounts receivable securitization facility and our long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, and under our accounts receivable securitization facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated and the availability under the Facility could be reduced. As of June 30, 2010, this ratio was 24.9% and we were in compliance with our other financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.
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
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:
▪	material adverse resolution of pending legal proceedings;

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	failure to adequately prepare for and accurately assess the scope, duration or financial impact of public health issues on our operations, whether occurring in the United States or abroad;

▪	changes in the Canadian healthcare industry and regulatory environment;

▪	competition;

▪	the frequency or rate of branded drug price inflation and generic drug price deflation;

▪	substantial defaults in payments or a material reduction in purchases by, or loss of, a large customer or group purchasing organization;

▪	implementation delay, malfunction or failure of internal information systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪	the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

▪	loss of third party licenses for technology incorporated into the Company’s products and solutions;

▪	the Company’s proprietary products and services may not be adequately protected and its products and solutions may infringe on the rights of others;

▪	system errors or failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	increased costs or product delays required to comply with existing and changing regulations applicable to our businesses and products;

▪	failure to comply with and changes in government regulations relating to sensitive personal information and to format and data content standards;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	foreign currency fluctuations or disruptions to our foreign operations;

▪	new or revised tax legislation or challenges to our tax positions;

▪	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;

▪	changes in accounting principles generally accepted in the United States of America; and

▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the company, its customers or suppliers.
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
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
     The information set forth in Financial Note 10, “Other Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
     There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the first quarter of 2011.

Share Repurchases
Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		As Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased	Per Share	Program	Programs(1)

April 1, 2010 — April 30, 2010	—	$—	—	$—
May 1, 2010 — May 31, 2010	12.7 (2)	68.66	12.7	531
June 1, 2010 — June 30, 2010	—	—	—	—

Total	12.7	68.66	12.7	531

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	As a result of our Accelerated Share Repurchase (“ASR”) program, we repurchased 12.7 million shares for $1 billion during the first quarter of 2011. The ASR program was completed on July 26, 2010 and we received 1.9 million additional shares on July 29, 2010. The total number of shares repurchased under the ASR program was 14.6 million shares at an average price per share of $68.66.

McKESSON CORPORATION

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	Reserved

Item 5.	Other Information
     None

Item 6.	Exhibits

Exhibit
Number	Description
10.1*	McKesson Corporation Long-Term Incentive Plan, as amended and restated effective May 26, 2010.

10.2*	Form of Statement and Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, made on or after May 26, 2009.

10.3*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on July 28, 2010.

10.4*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.

10.5*	Forms of (i) Statement of Terms and Conditions applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares, (ii) Stock Option Grant Notice and (iii) Restricted Stock Unit Grant Notice, under the McKesson Corporation 2005 Stock Plan, as amended and restated on April 20, 2010.

10.6	Third Amended and Restated Receivables Purchase Agreement, dated as of May 19, 2010, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JPMorgan Chase Bank, N.A., as collateral agent.

10.7††	Purchase Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.

10.8††	Services Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

††	Confidential treatment has been requested for certain portions of this exhibit and such confidential portions have been filed with the Securities and Exchange Commission.

McKESSON CORPORATION
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: July 30, 2010	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller