Form 10-Q
period 2010-09-30
MCKESSON CORP
filed 2010-10-26
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13252

McKESSON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3207296
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

One Post Street, San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2010

Common stock, $0.01 par value	253,063,045 shares

McKESSON CORPORATION

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$27,534	$27,130	$54,984	$53,787
Cost of Sales	26,168	25,795	52,226	51,149

Gross Profit	1,366	1,335	2,758	2,638
Operating Expenses	925	888	1,843	1,732
Litigation Charge (Credit)	24	(20)	24	(20)

Total Operating Expenses	949	868	1,867	1,712

Operating Income	417	467	891	926
Other Income, Net	3	4	12	14
Interest Expense	(44)	(47)	(87)	(95)

Income from Continuing Operations Before Income Taxes	376	424	816	845
Income Tax Expense	(121)	(123)	(263)	(256)

Income from Continuing Operations	255	301	553	589
Discontinued Operation – gain on sale, net of tax	72	—	72	—

Net Income	$327	$301	$625	$589

Earnings Per Common Share
Diluted
Continuing operations	$0.97	$1.11	$2.07	$2.17
Discontinued operation – gain on sale	0.28	—	0.27	—

Total	$1.25	$1.11	$2.34	$2.17

Basic
Continuing operations	$0.99	$1.13	$2.11	$2.19
Discontinued operation – gain on sale	0.28	—	0.28	—

Total	$1.27	$1.13	$2.39	$2.19

Dividends Declared Per Common Share	$0.18	$0.12	$0.36	$0.24

Weighted Average Common Shares
Diluted	262	271	267	272
Basic	258	267	262	268
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30,	March 31,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$3,050	$3,731
Receivables, net	8,175	8,075
Inventories, net	8,763	9,441
Prepaid expenses and other	256	257

Total	20,244	21,504

Property, Plant and Equipment, Net	860	851
Capitalized Software Held for Sale, Net	155	234
Goodwill	3,529	3,568
Intangible Assets, Net	520	551
Other Assets	1,484	1,481

Total Assets	$26,792	$28,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$12,834	$13,255
Deferred revenue	1,066	1,218
Deferred tax liabilities	1,074	977
Other accrued liabilities	1,411	1,562

Total	16,385	17,012

Long-Term Debt	2,279	2,293
Other Noncurrent Liabilities	1,313	1,352

Other Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: September 30, 2010 and March 31, 2010 – 800 Shares issued: September 30, 2010 – 364 and March 31, 2010 – 359	4	4
Additional Paid-in Capital	5,062	4,756
Retained Earnings	7,767	7,236
Accumulated Other Comprehensive Income (Loss)	(2)	6
Other	(11)	(12)
Treasury Shares, at Cost, September 30, 2010 – 111 and March 31, 2010 – 88	(6,005)	(4,458)

Total Stockholders’ Equity	6,815	7,532

Total Liabilities and Stockholders’ Equity	$26,792	$28,189

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2010	2009
Operating Activities
Net income	$625	$589
Discontinued operation – gain on sale, net of tax	(72)	—
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	238	224
Asset impairment charge – capitalized software held for sale	72	—
Share-based compensation expense	66	53
Other non-cash items	81	100
Changes in operating assets and liabilities:
Receivables	(145)	51
Inventories	662	24
Drafts and accounts payable	(417)	811
Deferred revenue	(178)	(194)
Other	(134)	(125)

Net cash provided by operating activities	798	1,533

Investing Activities
Property acquisitions	(107)	(93)
Capitalized software expenditures	(75)	(96)
Proceeds from sale of business	109	—
Other	(22)	(3)

Net cash used in investing activities	(95)	(192)

Financing Activities
Common stock share repurchases, including shares surrendered for tax withholding	(1,547)	(322)
Common stock issuances	194	108
Dividends paid	(80)	(66)
Other	57	13

Net cash used in financing activities	(1,376)	(267)
Effect of exchange rate changes on cash and cash equivalents	(8)	32

Net increase (decrease) in cash and cash equivalents	(681)	1,106
Cash and cash equivalents at beginning of period	3,731	2,109

Cash and cash equivalents at end of period	$3,050	$3,215

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
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2010, the results of operations for the quarters and six months ended September 30, 2010 and 2009 and cash flows for the six months ended September 30, 2010 and 2009.
     The results of operations for the quarter and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 previously filed with the SEC on May 4, 2010 (“2010 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     Recently Adopted Accounting Pronouncements
     Accounting for Transfers of Financial Assets: On April 1, 2010, we adopted amended accounting guidance for transfers of financial assets, including securitization transactions, in which entities have continued exposure to risks related to transferred financial assets. This amendment changed the requirements for derecognizing financial assets and expanded the disclosure requirements for such transactions. As a result of the amended accounting guidance, from April 1, 2010 forward, accounts receivable transactions under our accounts receivable securitization facility are accounted for as secured borrowings rather than asset sales. Refer to Financial Note 8, “Financing Activities,” for additional information.
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
2. Asset Impairment Charge – Capitalized Software Held for Sale
     Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. At the end of the second quarter of 2010, our Horizon Enterprise Revenue Management TM (“HzERM”) software product became generally available. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM software product and as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge at September 30, 2010 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
3. Discontinued Operation
     In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our condensed statement of operations in the second quarter of 2011. Should we incur a capital gain within our continuing operations during the remainder of 2011, some portion or all of the $15 million valuation allowance reversal could be reclassified to continuing operations. The historical financial operating results and net assets of MAP were not material to our condensed consolidated financial statements for all periods presented.
4. Share-Based Compensation
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
     Compensation expense recognized is classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset for the quarters and six months ended September 30, 2010 and 2009.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The components of share-based compensation expense and the related tax benefit for the quarters and six months ended September 30, 2010 and 2009 are shown in the following table:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

RSUs and RS (1)	$20	$11	$43	$26
PeRSUs (2)	6	11	8	13
Stock options	6	5	11	9
Employee stock purchase plan	1	2	4	5

Share-based compensation expense	33	29	66	53
Tax benefit for share-based compensation expense (3)	(12)	(11)	(23)	(19)

Share-based compensation expense, net of tax	$21	$18	$43	$34

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.
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
5. Income Taxes
     As of September 30, 2010, we had $631 million of unrecognized tax benefits, of which $407 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $2 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
     We have received assessments of $140 million, including tax and interest, from the Canada Revenue Agency and certain provinces related to a transfer pricing issue for 2003 through 2007. We have appealed the assessment for 2003 to the Canadian Tax Court and have filed or intend to file a notice of objection for 2004 through 2007. Payments of most of the assessments have been made to stop the accrual of interest. We believe that we have adequately provided for any potential adverse results.
     In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At September 30, 2010, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $124 million. We recognized an income tax expense of $1 million and $9 million, before any tax effect, related to interest in our condensed consolidated statements of operations during the second quarter and first six months ended September 30, 2010. We have no material amounts accrued for penalties.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6. Earnings Per Common Share
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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2010	2009	2010	2009

Income from continuing operations	$255	$301	$553	$589
Discontinued operation – gain on sale, net of tax	72	—	72	—

Net income	$327	$301	$625	$589

Weighted average common shares outstanding:
Basic	258	267	262	268
Effect of dilutive securities:
Options to purchase common stock	2	3	3	2
Restricted stock/Restricted stock units	2	1	2	2

Diluted	262	271	267	272

Earnings Per Common Share: (1)
Diluted
Continuing operations	$0.97	$1.11	$2.07	$2.17
Discontinued operation – gain on sale	0.28	—	0.27	—

Total	$1.25	$1.11	$2.34	$2.17

Basic
Continuing operations	$0.99	$1.13	$2.11	$2.19
Discontinued operation – gain on sale	0.28	—	0.28	—

Total	$1.27	$1.13	$2.39	$2.19

(1)	Certain computations may reflect rounding adjustments.
     Approximately 2 million and 5 million stock options and PeRSUs were excluded from the computations of diluted net earnings per common share for the quarters ended September 30, 2010 and 2009, as they were anti-dilutive. For the six months ended September 30, 2010 and 2009, the number of stock options, RSUs and PeRSUs excluded was approximately 6 million and 10 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill were as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2010	$1,871	$1,697	$3,568
Foreign currency translation adjustments and other	(24)	(15)	(39)

Balance, September 30, 2010	$1,847	$1,682	$3,529

     Information regarding intangible assets is as follows:

	September 30,	March 31,
(In millions)	2010	2010

Customer lists	$858	$832
Technology	190	190
Trademarks and other	74	74

Gross intangibles	1,122	1,096
Accumulated amortization	(602)	(545)

Intangible assets, net	$520	$551

     Amortization expense of intangible assets was $28 million and $56 million for the quarter and six months ended September 30, 2010 and $29 million and $59 million for the quarter and six months ended September 30, 2009. The weighted average remaining amortization periods for customer lists, technology and trademarks and other intangible assets at September 30, 2010 were: 6 years, 2 years and 6 years. Estimated annual amortization expense of these assets is as follows: $114 million, $111 million, $95 million, $81 million and $64 million for 2011 through 2015 and $111 million thereafter. All intangible assets were subject to amortization as of September 30, 2010 and March 31, 2010.
8. Financing Activities
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
     The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the SPE and the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At September 30, 2010 and March 31, 2010, we were in compliance with all covenants. Should we default under the Facility, the Purchaser Groups are entitled to receive only collections on the accounts receivable owned by the SPE.
     Prior to 2011, transactions in the Facility were accounted for as sales because we met the requirements of the existing accounting guidance, including relinquishing control of the accounts receivable. Accordingly, accounts receivable sold would have been excluded from accounts receivable, net in the accompanying March 31, 2010 condensed consolidated balance sheet had any balances been outstanding in the Facility at that date. On April 1, 2010, the Company adopted the new accounting standard for transfers of financial assets. Transactions under the Facility no longer meet the requirements for sale as defined in the new accounting standard primarily because the Company’s retained interest in the pool of accounts receivable is subordinated to the Purchaser Groups to the extent there is any outstanding balance in the Facility. Consequently, the related accounts receivable would continue to be recognized on the Company’s condensed consolidated balance sheets and proceeds from the Purchaser Groups would be shown as secured borrowings. Commencing in 2011, fees charged from the Purchaser Groups are recorded in interest expense within the condensed consolidated statements of operations. Prior to 2011, these fees were recorded in Corporate administrative expenses. These fees were not material to our condensed consolidated financial statements. Additionally, any proceeds from these accounts receivable transactions would be reflected in the financing section within the condensed statements of cash flows.
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
     At September 30, 2010, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. As of March 31, 2010, there were no accounts receivable sold under the Facility. Additionally, there were no sales of interests to the Purchaser Groups in the quarter and six months ended September 30, 2010 or 2009.
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. There were no borrowings under this facility for the first six months of 2011 and 2010. As of September 30, 2010 and March 31, 2010, there was no debt balance under this facility; however, there was $41 million in letters of credit issued under this facility which reduces the amount available for borrowing.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $8 million and $18 million for the second quarter and first six months of 2011 compared to $4 million and $12 million for the comparable prior year periods. Cash contributions to these plans for the first six months of 2011 were $11 million.
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
     As a result of the PSIP’s receipt of the $119 million settlement, in 2010 the Company contributed $1 million to the PSIP. Accordingly, PSIP expense for 2010 was nominal. In 2011 the Company resumed its contributions to the PSIP.
     PSIP expense for the quarters and six months ended September 30, 2010 and 2009 was as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

Distribution Solutions	$5	$—	$12	$—
Technology Solutions	8	—	17	1
Corporate	1	—	2	—

PSIP expense	$14	$—	$31	$1

Cost of sales (1)	$3	$—	$7	$—
Operating expenses	11	—	24	1

PSIP expense	$14	$—	$31	$1

(1)	Amounts recorded to cost of sales pertain solely to our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
10. Financial Instruments
     At September 30, 2010 and March 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at September 30, 2010 and March 31, 2010 were money market fund investments of $1.5 billion and $2.3 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates fair value due to their relatively short-term nature.
     The carrying amounts and estimated fair values of our long-term debt and other financing were $2.3 billion and $2.6 billion at September 30, 2010, and $2.3 billion and $2.5 billion at March 31, 2010. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.
11. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event that our customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other conditions, inventories must be in resalable condition and any repurchases would be at a discount. Inventory repurchase agreements mostly range from one to two years. Our customer debt guarantees are primarily provided to facilitate financing for certain customers and are generally secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At September 30, 2010, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $137 million and $33 million, none of which had been accrued.
     In addition, at September 30, 2010, our banks and insurance companies have issued $112 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
     We also provide warranties regarding the performance of software and automation products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed upon specifications. For software products, this may result in additional project costs, which are reflected in our estimates used for the percentage-of-completion method of accounting for software installation services within these contracts and our estimates of recoverability of capitalized software held for sale. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenues from these maintenance agreements are recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the condensed consolidated balance sheets.
12. Other Commitments and Contingent Liabilities
     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. In accordance with accounting guidance on contingencies, we record a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Because litigation outcomes are inherently unpredictable, these decisions often involve a series of complex assessments by management about future events that can rely heavily on estimates and assumptions and it is possible that the ultimate cost of these matters could impact our earnings, either negatively or positively, in the quarter of their resolution.
     Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our 2010 Annual Report, in our Form 10-Q for the quarter ended June 30, 2010 and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     As more fully described in our previous public reports filed with the SEC, we are involved in numerous legal proceedings. For a discussion of these proceedings, please refer to the Financial Notes entitled “Other Commitments and Contingent Liabilities” included in our 2010 Annual Report on Form 10-K and in our Form 10-Q for the quarter ended June 30, 2010. Significant developments in previously reported proceedings and in other litigation and claims since the referenced filings are set out below.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     A. Average Wholesale Price Litigation Matters
     As previously reported regarding the coordinated public payor Average Wholesale Price (“AWP”) actions, collectively In re McKesson Governmental Entities Average Wholesale Price Litigation, filed against the Company in the United States District Court for Massachusetts and relating to alleged misstatements and manipulations of a benchmark for drug reimbursement known as AWP, Board of County Commissioners of Douglas County, Kansas et al. v. McKesson Corporation, Civil Action No. 1:08-CV-11349-PBS (“Douglas County, Kansas Action”); San Francisco Health Plan v. McKesson Corporation, Civil Action No. 1:08-CV-10843-PBS (“San Francisco Action”); and State of Connecticut v. McKesson Corporation, Civil Action No. 1:08-CV-10900-PBS (“Connecticut Action”), the hearing on class certification in the Douglas County, Kansas and San Francisco Actions was held on August 31, 2010, but the court has not yet issued its ruling. On August 5, 2010, the court set a trial date of January 24, 2011 for the claims asserted by the State of Oklahoma on behalf of its Medicaid program in the Douglas County, Kansas case, or, in the alternative, the claims asserted by the State of Montana on behalf of its Medicaid program in the Douglas County, Kansas case if the Oklahoma Medicaid claims are resolved before the final pretrial conference scheduled for January 19, 2011.
     On October 15, 2010, the Company executed an agreement to settle the Connecticut Action for $26 million. The settlement, which is not subject to court approval, includes an express denial of liability and a release by the State of Connecticut of the Company as to all matters alleged or which could have been alleged in the action. As a result, during the second quarter of 2011, we recorded an additional $24 million pre-tax charge for this settlement.
     On September 13, 2010, an action was filed in the Kansas state court of Wyandotte County by the State of Kansas against the Company and First DataBank, Inc. based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Kansas Restraint of Trade Act, the Kansas Consumer Protection Act, and the Kansas False Claims Act, and for civil conspiracy, fraud, unjust enrichment, and breach of contract, and seeking damages and treble damages, civil penalties, as well as injunctive relief, interest, disgorgement of profits, attorneys’ fees and costs of suit, all in unspecified amounts, State of Kansas ex rel. Steve Six v. McKesson Corporation, et al., Case No. 10CV1491. The Company has not yet responded to the complaint in this matter.
     On October 8, 2010, an action was filed in the Mississippi state court of Hinds County by the State of Mississippi against the Company based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Mississippi Medicaid Fraud Control Act, state unfair and deceptive trade practices statutes, and for civil conspiracy, tortious interference with contract, unjust enrichment, and fraud, and seeking damages and treble damages, civil penalties, restitution, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Mississippi v. McKesson Corporation, et al., Cause No. 251-10-862CIV. The Company has not yet responded to the complaint in this matter.
     On October 20, 2010, an action was filed against the Company in the United States District Court, Northern District of California, by the State of Utah based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under RICO and for civil conspiracy, tortious interference with contract, and unjust enrichment, and seeking damages and treble damages, restitution, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Utah v. McKesson Corporation, et al., Case No. CV 10-4743-SC. The Company’s response to the complaint is due on November 11, 2010.
     On October 18, 2010, the Company was informed that a qui tam action was previously filed by four law firms in Wisconsin state court of Dane County, purportedly on behalf of the State of Wisconsin against the Company based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Wisconsin False Claims for Medical Assistance statute, and seeking damages, treble damages, civil penalties, as well as attorneys’ fees and costs of suit, all in unspecified amounts, State of Wisconsin ex rel. Hagens Berman Sobol Shapiro LLP, et al. v. McKesson Corporation, Case No. 10CV3411. The court has not yet ruled on a motion to dismiss filed by the Wisconsin Department of Justice on August 26, 2010.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     B. Other Matters
     On September 15, 2010, an action was filed in the United States District Court for the Western District of Wisconsin against the Company by Independent Pharmacy Cooperative, a Wisconsin based cooperative purchasing organization for independent pharmacies, alleging that the Company has breached, and continues to breach, a February 21, 2003 supply agreement between the parties, Independent Pharmacy Cooperative, v. McKesson Corporation, Case No. 10-CV-00527 (BC). In addition to alleging breach of contract, plaintiff alleges breach of the implied covenant of good faith and fair dealing in connection with the supply agreement and intentional interference with contractual relations between plaintiff and its members. In its complaint, plaintiff claims that the Company has caused certain pharmacies to terminate their memberships in plaintiff’s cooperative and has entered into separate agreements intended to cause members to terminate in the future. Plaintiff seeks declaratory and injunctive relief, monetary damages in an unspecified amount, punitive damages, attorneys’ fees and costs of suit. The Company has not yet responded to the complaint in the matter.
     In August of 2010, the Company was notified by the United States Attorneys’ Office that a qui tam action had been filed on an unidentified date by two Relators, a former pharmacy customer of the Company and the customer’s advisor, in which the Relators allege that in or about January of 2006 the Company and a competitor drug wholesaler engaged in conduct that violated the federal Anti-Kickback Statute, causing subsequent claims by the customer Relator to be submitted in violation of the federal False Claims Act, Saleaumua et al. v. McKesson Corporation et al., Case No. 4:08-CV-0848 (ODS). The complaint alleges that the defendants’ conduct prior to the Company’s losing the account to the competitor in January of 2006 caused the customer Relator to file subsequent claims in violation of the False Claims Act. The complaint seeks monetary damages in an unspecified amount, as well as attorneys’ fees and costs. The complaint has not been served on the Company. The United States Attorney’s Office is investigating the Relators’ claims and has informed the Company that it has made no decision to intervene or join in the pending action.
13. Stockholders’ Equity
     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
     Share Repurchase Plans
     In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $531 million remained available as of March 31, 2010.
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
     In addition, we repurchased 8.6 million shares for $531 million during the second quarter of 2011 through regular open market transactions at an average price per share of $61.34.
     As a result of these purchases, the April 2008 and April 2010 plans have been completed and no amounts remain authorized for repurchase as of September 30, 2010.
     In October 2010, the Board authorized a plan to repurchase up to an additional $1 billion of the Company’s common stock.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
     Dividend Policy
     In May 2010, the quarterly dividend was raised from $0.12 to $0.18 per common share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
     Comprehensive Income
     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

Net income	$327	$301	$625	$589
Translation adjustments and other	49	87	(8)	182

Comprehensive income	$376	$388	$617	$771

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

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

Revenues
Distribution Solutions (1)
Direct distribution & services	$18,984	$17,850	$37,686	$34,888
Sales to customers’ warehouses	4,659	5,501	9,402	11,552

Total U.S. pharmaceutical distribution & services	23,643	23,351	47,088	46,440
Canada pharmaceutical distribution & services	2,351	2,255	4,911	4,395
Medical-Surgical distribution & services	770	734	1,456	1,419

Total Distribution Solutions	26,764	26,340	53,455	52,254

Technology Solutions
Services	604	613	1,199	1,202
Software & software systems	138	142	273	272
Hardware	28	35	57	59

Total Technology Solutions	770	790	1,529	1,533

Total	$27,534	$27,130	$54,984	$53,787

Operating profit
Distribution Solutions (2)	$491	$415	$996	$845
Technology Solutions (3)	14	116	78	219

Total	505	531	1,074	1,064
Corporate	(85)	(80)	(171)	(144)
Securities Litigation Credit	—	20	—	20
Interest Expense	(44)	(47)	(87)	(95)

Income from Continuing Operations Before Income Taxes	$376	$424	$816	$845

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for the quarters and six months ended September 30, 2010 and 2009.

(2)	Operating profit for 2011 includes the AWP litigation charge of $24 million, which was recorded in operating expenses. Operating profit for the first six months of 2011 includes $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales.

(3)	Operating profit for 2011 includes a $72 million asset impairment charge for capitalized software held for sale, which was recorded in cost of sales.

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
Financial Overview

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions)	2010	2009	Change	2010	2009	Change

Revenues	$27,534	$27,130	1%	$54,984	$53,787	2%
Litigation Charge (Credit)	24	(20)	NM	24	(20)	NM
Income from Continuing Operations Before Income Taxes	$376	$424	(11)	$816	$845	(3)
Income Tax Expense	(121)	(123)	(2)	(263)	(256)	3

Income from Continuing Operations	255	301	(15)	553	589	(6)
Discontinued Operation – gain on sale, net of tax	72	—	NM	72	—	NM

Net Income	$327	$301	9	$625	$589	6

Diluted Earnings Per Common Share
Continuing Operations	$0.97	$1.11	(13)%	$2.07	$2.17	(5)%
Discontinued Operation – gain on sale	0.28	—	NM	0.27	—	NM

Total	$1.25	$1.11	13	$2.34	$2.17	8

Weighted Average Diluted Common Shares	262	271	(3)%	267	272	(2)%

NM – not meaningful
     Revenues for the second quarter of 2011 increased 1% to $27.5 billion and for the first six months of 2011 increased 2% to $55.0 billion primarily due to market growth.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Income from continuing operations for the second quarter of 2011 decreased 15% to $255 million and for the first six months of 2011 decreased 6% to $553 million. The decrease primarily reflects:
•	a $72 million asset impairment charge for capitalized software held for sale,

•	a $24 million charge for our Average Wholesale Price (“AWP”) litigation. Additionally, this time last year, we had a credit of $20 million relating to our securities litigation, and

•	partially offsetting these decreases was improved operating profit in our Distributions Solutions segment, including our first quarter of 2011 receipt of $51 million of cash proceeds for an antitrust settlement.
     Net income for the second quarter of 2011 increased 9% to $327 million and for the first six months of 2011 increased 6% to $625 million. Net income for 2011 includes a $72 million after-tax gain on the sale of our Technology Solutions segment wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), which was sold in July 2010. Historical financial results for this subsidiary were not material.
     Diluted earnings per common share from continuing operations for the second quarter of 2011 decreased 13% to $0.97 and for the first six months of 2011 decreased 5% to $2.07. Diluted earnings per common share for the second quarter of 2011 increased 13% to $1.25 and for 2011 increased 8% to $2.34. Diluted earnings per common share includes $0.28 for the second quarter of 2011 and $0.27 for the first six months of 2011 for the gain on sale of MAP. Additionally, diluted earnings per share for 2011 benefited from our repurchase of common stock.
Results of Operations
Revenues:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
(In millions)	2010	2009	Change	2010	2009	Change

Distribution Solutions
Direct distribution & services	$18,984	$17,850	6%	$37,686	$34,888	8%
Sales to customers’ warehouses	4,659	5,501	(15)	9,402	11,552	(19)

Total U.S. pharmaceutical distribution & services	23,643	23,351	1	47,088	46,440	1
Canada pharmaceutical distribution & services	2,351	2,255	4	4,911	4,395	12
Medical-Surgical distribution & services	770	734	5	1,456	1,419	3

Total Distribution Solutions	26,764	26,340	2	53,455	52,254	2

Technology Solutions
Services	604	613	(1)	1,199	1,202	—
Software & software systems	138	142	(3)	273	272	—
Hardware	28	35	(20)	57	59	(3)

Total Technology Solutions	770	790	(3)	1,529	1,533	—

Total Revenues	$27,534	$27,130	1	$54,984	$53,787	2

     Total revenues increased 1% and 2% for the second quarter and first six months of 2011 compared to the same periods a year ago primarily due to market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Direct distribution and services revenues increased primarily due to market growth, which includes price increases and increased volume from new and existing customers, and a shift of revenues from sales to customers’ warehouses to direct store delivery. Sales to customers’ warehouses decreased primarily due to reduced revenues associated with two customers and a shift of revenues to direct store delivery. In addition, our U.S. pharmaceutical distribution revenues were impacted by price deflation associated with brand to generic drug conversions.
     Canadian pharmaceutical distribution and services revenues increased for the second quarter and first six months of 2011 primarily due to a change in the foreign currency exchange rate of 5% and 10%. On a constant currency basis, revenues decreased 1% in the second quarter of 2011 primarily due to a government-imposed price reduction for generic pharmaceuticals in two provinces and a brand to generic conversion for one drug. The decrease was partially offset by market growth, which includes increased volume from existing and new customers and a small acquisition in the second quarter of 2011. On a constant currency basis, revenues grew 2% in the first six months of 2011 primarily reflecting the reasons previously noted and due to the impact of one more day of sales compared to the same period a year ago.
     Medical-Surgical distribution and services revenues increased 5% and 3% for the second quarter and first six months of 2011 compared to the same periods a year ago primarily due to market growth rates and two small acquisitions in mid-2010 and for the first six months of 2011, were partially offset by a decrease in demand associated with the H1N1 flu virus.
     Technology Solutions revenues decreased in 2011 compared to the same periods a year ago primarily due to the sale of MAP in July 2010. In addition, in the second quarter of 2010 McKesson’s Horizon Enterprise Revenue ManagementTM (“HzERM”) solution became generally available and as a result we recognized previously deferred revenue. These decreases were partially offset by higher maintenance revenue reflecting the segment’s expanded customer base and higher installations.
Gross Profit:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2010	2009	Change		2010	2009	Change

Gross Profit
Distribution Solutions (1)	$1,090	$960		14%	$2,157	$1,914	13%
Technology Solutions (2)	276	375		(26)	601	724	(17)

Total	$1,366	$1,335		2	$2,758	$2,638	5

Gross Profit Margin
Distribution Solutions	4.07%	3.64%	43	bp	4.04%	3.66%	38 bp
Technology Solutions	35.84	47.47		(1,163)	39.31	47.23	(792)
Total	4.96	4.92		4	5.02	4.90	12

(1)	Gross profit for the first six months of 2011 includes a credit of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

(2)	Gross profit for 2011 includes a $72 million asset impairment charge for capitalized software held for sale.
     bp – basis points
     Gross profit increased 2% and 5% for the second quarter and first six months of 2011 compared to the same periods a year ago. As a percentage of revenues, gross profit increased 4 basis points (“bp”) in the second quarter and 12 bp in the first six months of 2011 compared to the same periods a year ago. Increases in our gross profit and gross profit margin were attributable to our Distribution Solutions segment, partially offset by a decrease in our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Distribution Solutions segment’s gross profit margin increased in 2011 primarily reflecting more sales of higher margin generic drugs and an increase in buy side margin, partially offset by a modest decrease in sell margin. The buy side margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers. The first six months of 2011 were also favorably affected by the receipt of a $51 million antitrust settlement.
     Technology Solutions segment’s gross profit margin decreased in 2011 primarily reflecting a $72 million asset impairment charge and continued investment in our clinical and enterprise revenue management solutions products, which includes costs related to McKesson’s HzERMTM solution, partially offset by increased maintenance revenue which has higher margins. In addition, gross profit margin in 2010 was favorably impacted when HzERMTM became generally available late in the second quarter and, at that time we recognized previously deferred revenue for which some associated expenses were recognized as incurred in prior periods.
     Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERMTM software product and as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge at September 30, 2010 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.
Operating Expenses and Other Income, Net:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2010	2009	Change		2010	2009	Change

Operating Expenses
Distribution Solutions (1)	$598	$546		10%	$1,166	$1,077		8%
Technology Solutions	263	260		1	525	507		4
Corporate	88	82		7	176	148		19
Securities litigation credit	—	(20)		NM	—	(20)		NM

Total	$949	$868		9	$1,867	$1,712		9

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.23%	2.07%	16	bp	2.18%	2.06%	12	bp
Technology Solutions	34.16	32.91		125	34.34	33.07		127
Total	3.45	3.20		25	3.40	3.18		22
Other Income, Net
Distribution Solutions	$(1)	$1		NM	$5	$8		(38)%
Technology Solutions	1	1		—	2	2		—
Corporate	3	2		50%	5	4		25

Total	$3	$4		(25)	$12	$14		(14)

(1)	Operating expenses for 2011 include the AWP litigation charge of $24 million.
     Operating expenses increased 9% for the second quarter and the first six months of 2011 compared to the same periods a year ago. As a percentage of revenues, operating expenses increased 25 bp and 22 bp for the same periods a year ago. These increases were primarily due to a $24 million charge for our AWP litigation and higher costs associated with employee compensation and benefits, including the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) expenses. For the first six months of 2011, operating expenses also increased due to foreign currency fluctuations. In addition, operating expenses for 2010 benefited from a $20 million credit relating to our securities litigation.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     As previously reported in our 2010 Annual Report, the PSIP was a member of the settlement class in the Consolidated Securities Litigation Action. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds were attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class-holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds were attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP distributed all of the Unallocated Proceeds to current PSIP participants after the close of the plan year in April 2010. The receipt of the Unallocated Proceeds by the PSIP was reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class holding period and was not a contribution made by the Company to the PSIP or ESOP. Accordingly, there were no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.
     As a result of the PSIP’s receipt of the $119 million settlement, in 2010 the Company contributed $1 million to the PSIP. Accordingly, PSIP expense for 2010 was nominal. In 2011 the Company resumed its contributions to the PSIP, and the expense for 2011 is expected to be approximately $60 million.
     PSIP expense by segment for the quarters and six months ended September 30, 2010 and 2009 was as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

Distribution Solutions	$5	$—	$12	$—
Technology Solutions	8	—	17	1
Corporate	1	—	2	—

PSIP Expense	$14	$—	$31	$1

Cost of sales (1)	$3	$—	$7	$—
Operating expenses	11	—	24	1

PSIP expense	$14	$—	$31	$1

(1)	Amounts recorded to cost of sales pertain solely to our Technology Solutions segment.
     Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased for the second quarter and the first six months of 2011 compared to the same periods a year ago primarily reflecting the AWP litigation charge, higher employee compensation and benefit costs and foreign currency fluctuations.
     As discussed in Financial Note 12, “Other Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements, in the second quarter of 2011 we reached an agreement to settle all claims in the Connecticut Action relating to First DataBank Inc.’s published drug reimbursement benchmarks known as AWP. The settlement, which is not subject to court approval, includes an express denial of liability and a release by the State of Connecticut of the Company as to all matters alleged or which could have been alleged in the action. As a result, during the second quarter of 2011, we recorded an additional $24 million pre-tax charge for this settlement.
     Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased for the second quarter and the first six months of 2011 compared to the same periods a year ago primarily reflecting our continued investment in research and development activities. These increases were partially offset by cost controls, reduced expenses from MAP, which was sold in July 2010, and a release of accounts receivable reserves in the first quarter of 2011.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Corporate expenses increased for the second quarter of 2011 primarily due to an asset impairment charge for certain tangible property, partially offset by lower employee compensation and benefits costs and lower fees associated with our accounts receivable facility. Corporate expenses for the first six months of 2011 increased primarily due to the asset impairment charge, higher compensation and benefits costs and other business initiatives, partially offset by lower fees associated with our accounts receivable facility. As a result of our adoption of a new accounting standard for transfers of financial assets on April 1, 2010, fees associated with our accounts receivable securitization facility are now recorded in interest expense. Prior to 2011 these fees were recorded in Corporate administrative expenses. See Financial Note 8, “Financing Activities,” for further information.
     Other income, net for 2011 approximated the prior year.
     Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended				Six Months Ended
	September 30,				September 30,
(Dollars in millions)	2010	2009	Change		2010	2009	Change

Segment Operating Profit (1)
Distribution Solutions (2)	$491	$415		18%	$996	$845		18%
Technology Solutions (3)	14	116		(88)	78	219		(64)

Subtotal	505	531		(5)	1,074	1,064		1
Corporate Expenses, Net	(85)	(80)		6	(171)	(144)		19
Securities Litigation Credit	—	20		NM	—	20		NM
Interest Expense	(44)	(47)		(6)	(87)	(95)		(8)

Income from Continuing Operations Before Income Taxes	$376	$424		(11)	$816	$845		(3)

Segment Operating Profit Margin
Distribution Solutions	1.83%	1.58%	25	bp	1.86%	1.62%	24	bp
Technology Solutions	1.82	14.68		(1,286)	5.10	14.29		(919)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

(2)	Operating profit for 2011 includes the AWP litigation charge of $24 million. Operating profit for the first six months of 2011 includes $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

(3)	Operating profit for 2011 includes a $72 million asset impairment charge for capitalized software held for sale.
     Operating profit margin for our Distribution Solutions segment increased in 2011 primarily due to a higher gross profit margin, which includes the $51 million antitrust settlement for the first six months of 2011. The increase in gross profit margin was partially offset by higher operating expenses as a percentage of revenues.
     Operating profit margin for our Technology Solutions segment decreased in 2011 primarily reflecting a decrease in gross profit margin, which includes the $72 million asset impairment charge and an increase in operating expenses as a percentage of revenues.
     Corporate expenses, net of other income increased for the second quarter and the first six months of 2011 primarily due to additional operating expenses.
     Litigation credit: In the second quarter of 2010, we recorded a net credit of $20 million relating to settlements from the securities litigation.
     Interest Expense: Interest expense decreased primarily due to the repayment of $215 million of our long-term debt in March 2010. This decrease was partially offset by fees from our accounts receivable securitization facility which are recorded in interest expense commencing in 2011.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Income Taxes: The Company’s reported income tax rates for the second quarters of 2011 and 2010 were 32.2% and 29.0% and for the first six months of 2011 and 2010 were 32.2% and 30.3%. Fluctuations in our reported income tax rates are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. In addition, the changes in the tax rates also include a decrease in various discrete income tax benefits.
     Discontinued Operation: In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our condensed statement of operations in the second quarter of 2011. Should we incur a capital gain within our continuing operations during the remainder of 2011, some portion or all of the $15 million valuation allowance reversal could be reclassified to continuing operations. The historical financial operating results and net assets of MAP were not material to our condensed consolidated financial statements for all periods presented.
     Net Income: Net income was $327 million and $301 million for the second quarters of 2011 and 2010, or $1.25 and $1.11 per diluted common share. Net income was $625 million and $589 million for the first six months of 2011 and 2010, or $2.34 and $2.17 per diluted common share. Net income and diluted earnings per common share for 2011 include a gain of $72 million or $0.28 and $0.27 per diluted share for the second quarter and first six months, respectively, relating to our sale of MAP.
     Weighted Average Diluted Common Shares Outstanding (“WASO”): Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 262 million and 271 million for the second quarters of 2011 and 2010 and 267 million and 272 million for the six months ended September 30, 2010 and 2009. Our WASO decreased primarily reflecting a decrease in the number of common shares outstanding as a result of stock repurchases, partially offset by the exercise of share-based awards and an increase in common stock equivalents, primarily reflecting our higher stock price.
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
     Operating activities provided cash of $798 million and $1,533 million during the first six months of 2011 and 2010. Operating activities for 2010 primarily benefitted from improved management of inventories. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Operating activities for 2011 include a non-cash charge of $72 million for an asset impairment of software held for sale.
     Investing activities utilized cash of $95 million and $192 million during the first six months of 2011 and 2010 primarily reflecting cash paid for property acquisitions and capitalized software, partially offset by $109 million of net cash received from the sale of MAP.
     Financing activities utilized cash of $1,376 million and $267 million during the first six months of 2011 and 2010. Financing activities for 2011 and 2010 include $1,547 million and $322 million in cash paid for stock repurchases.
     In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1 billion of the Company’s common stock, of which $531 million remained available as of March 31, 2010.
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
     In addition, we repurchased 8.6 million shares for $531 million during the second quarter of 2011 through regular open market transactions at an average price per share of $61.34.
     As a result of these purchases, the April 2008 and April 2010 plans have been completed and no amounts remain authorized for repurchase as of September 30, 2010.
     In October 2010, the Board authorized a plan to repurchase up to an additional $1 billion of the Company’s common stock.
     Dividend Policy
     In May 2010, the quarterly dividend was raised from $0.12 to $0.18 per common share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Selected Measures of Liquidity and Capital Resources

	September 30,	March 31,
(Dollars in millions)	2010	2010

Cash and cash equivalents	$3,050	$3,731
Working capital	3,859	4,492
Debt, net of cash and cash equivalents	(770)	(1,434)
Debt to capital ratio (1)	25.1%	23.4%
Net debt to net capital employed (2)	(12.7)	(23.5)
Return on stockholders’ equity (3)	18.5	18.7

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash and cash equivalents, receivables and inventories, net of drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and customer requirements. Consolidated working capital decreased primarily due to a decrease in cash and cash equivalents and inventories.
     Our ratio of net debt to net capital employed decreased in 2011 primarily due to lower cash and cash equivalents balances and an increase in treasury shares as a result of our share repurchases. Cash equivalents are invested in overnight repurchase agreements collateralized by US Treasury and/or securities that are guaranteed or sponsored by the US government, a US government money market fund, a AAA rated prime money market fund denominated in US dollars, a AAA rated prime money market fund denominated in British pound sterling, and Canadian government securities.
     A majority of the remaining cash and cash equivalents is deposited with several financial institutions. Bank deposits in the United States may exceed the amount insured by the Federal Deposit Insurance Corporation. We mitigate the risk of our short-term investment portfolio by investing in government securities, monitoring risk profiles and investment strategies of money market funds and depositing funds with reputable financial institutions.
     Credit Resources
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable securitization facility, short-term borrowings under the revolving credit facility and commercial paper.
     Accounts Receivable Securitization Facility
     In May 2010, we renewed our accounts receivable securitization facility (the “Facility”) for an additional one year period under terms substantially similar to those previously in place, and in doing so we increased our committed balance from $1.1 billion to $1.35 billion. From time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2011.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
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
     At September 30, 2010, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. As of March 31, 2010, there were no accounts receivable sold under the Facility. Additionally, there were no sales of interests to the Purchaser Groups in the quarter and six months ended September 30, 2010 or 2009.
     Additional information regarding our accounts receivable securitization facility is included in Financial Note 8, “Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offering Rate. There were no borrowings under this facility for the first six months of 2011 and 2010. As of September 30, 2010 and March 31, 2010, there was no debt balance under this facility; however, there was $41 million in letters of credit issued under this facility which reduces the amount available for borrowing.
     Debt Covenants
     Our various borrowing facilities, including our accounts receivable securitization facility and our long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, and under our accounts receivable securitization facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated and the availability under the Facility could be reduced. As of September 30, 2010, this ratio was 25.1% and we were in compliance with our other financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth in Financial Note 12, “Other Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the second quarter of 2011.

	Share Repurchases(1)
			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased As	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased(3) (4)	Per Share	Program	Programs

July 1, 2010 – July 31, 2010	2 (2)	$—	2	$531
August 1, 2010 – August 31, 2010	8	61.40	8	24
September 1, 2010 – September 30, 2010	nil	60.18	nil	—

Total	10	61.34	10	—

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	As a result of our Accelerated Share Repurchase (“ASR”) program, we repurchased 12.7 million shares for $1 billion during the first quarter of 2011. The ASR program was completed on July 26, 2010 and we received 1.9 million additional shares on July 29, 2010. The total number of shares repurchased under the ASR program was 14.6 million shares at an average price per share of $68.66.

(3)	All of the shares purchased were part of the publicly announced share repurchase program.

(4)	The number of shares purchased reflects rounding adjustments.

McKESSON CORPORATION
Item 3. Defaults Upon Senior Securities
     None
Item 4. Reserved
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

†	Furnished herewith.

McKESSON CORPORATION
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation

Dated: October 26, 2010	/s/ Jeffrey C. Campbell Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees Nigel A. Rees
Vice President and Controller