Form 10-Q
period 2010-12-31
MCKESSON CORP
filed 2011-02-01
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2010

Common stock, $0.01 par value	254,260,037 shares

McKESSON CORPORATION

Item	Page

PART I. FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations Quarters and Nine Months ended December 31, 2010 and 2009	3

Condensed Consolidated Balance Sheets December 31, 2010 and March 31, 2010	4

Condensed Consolidated Statements of Cash Flows Nine Months ended December 31, 2010 and 2009	5

Financial Notes	6

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

3. Quantitative and Qualitative Disclosures About Market Risk	35

4. Controls and Procedures	35

PART II. OTHER INFORMATION

1. Legal Proceedings	35

1A. Risk Factors	35

2. Unregistered Sales of Equity Securities and Use of Proceeds	35

3. Defaults Upon Senior Securities	35

4. Reserved	35

5. Other Information	35

6. Exhibits	36

Signatures	37
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$28,247	$28,272	$83,231	$82,059
Cost of Sales	26,786	26,817	79,012	77,966

Gross Profit	1,461	1,455	4,219	4,093
Operating Expenses	965	946	2,808	2,678
Litigation Charge (Credit)	189	—	213	(20)

Total Operating Expenses	1,154	946	3,021	2,658

Operating Income	307	509	1,198	1,435
Other Income, Net	7	25	19	39
Interest Expense	(53)	(47)	(140)	(142)

Income from Continuing Operations Before Income Taxes	261	487	1,077	1,332
Income Tax Expense	(106)	(161)	(369)	(417)

Income from Continuing Operations	155	326	708	915
Discontinued Operation – gain on sale, net of tax	—	—	72	—

Net Income	$155	$326	$780	$915

Earnings Per Common Share
Diluted
Continuing operations	$0.60	$1.19	$2.69	$3.36
Discontinued operation – gain on sale	—	—	0.27	—

Total	$0.60	$1.19	$2.96	$3.36

Basic
Continuing operations	$0.61	$1.21	$2.73	$3.41
Discontinued operation – gain on sale	—	—	0.28	—

Total	$0.61	$1.21	$3.01	$3.41

Dividends Declared Per Common Share	$0.18	$0.12	$0.54	$0.36

Weighted Average Common Shares
Diluted	258	274	264	272
Basic	254	269	259	269
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31,	March 31,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$3,213	$3,731
Receivables, net	8,647	8,075
Inventories, net	9,547	9,441
Prepaid expenses and other	286	257

Total	21,693	21,504

Property, Plant and Equipment, Net	934	851
Capitalized Software Held for Sale, Net	153	234
Goodwill	4,321	3,568
Intangible Assets, Net	1,596	551
Other Assets	1,699	1,481

Total Assets	$30,396	$28,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$13,581	$13,255
Deferred revenue	1,357	1,218
Deferred tax liabilities	1,100	977
Current portion of long-term debt	1,757	3
Other accrued liabilities	1,890	1,559

Total	19,685	17,012

Long-Term Debt	2,305	2,293
Other Noncurrent Liabilities	1,326	1,352

Other Commitments and Contingent Liabilities (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: December 31, 2010 and March 31, 2010 – 800 Shares issued: December 31, 2010 – 365 and March 31, 2010 – 359	4	4
Additional Paid-in Capital	5,153	4,756
Retained Earnings	7,876	7,236
Accumulated Other Comprehensive Income	51	6
Other	2	(12)
Treasury Shares, at Cost, December 31, 2010 – 111 and March 31, 2010 – 88	(6,006)	(4,458)

Total Stockholders’ Equity	7,080	7,532

Total Liabilities and Stockholders’ Equity	$30,396	$28,189

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Operating Activities
Net income	$780	$915
Discontinued operation – gain on sale, net of tax	(72)	—
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	352	350
Asset impairment charge – capitalized software held for sale	72	—
Share-based compensation expense	99	83
Other non-cash items	58	66
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(198)	(415)
Inventories	22	(205)
Drafts and accounts payable	52	1,131
Deferred revenue	82	57
Litigation charge (credit)	213	(20)
Deferred tax expense on litigation credit	—	116
Litigation settlement payments	(26)	(350)
Other	(96)	(3)

Net cash provided by operating activities	1,338	1,725

Investing Activities
Property acquisitions	(157)	(137)
Capitalized software expenditures	(111)	(134)
Acquisitions of businesses, less cash and cash equivalents acquired	(292)	(18)
Proceeds from sale of business	109	—
Other	(15)	86

Net cash used in investing activities	(466)	(203)

Financing Activities
Common stock share repurchases, including shares surrendered for tax withholding	(1,548)	(322)
Common stock issuances	238	159
Common stock transactions – other	61	26
Dividends paid	(126)	(98)
Other	(21)	(2)

Net cash used in financing activities	(1,396)	(237)
Effect of exchange rate changes on cash and cash equivalents	6	34

Net increase (decrease) in cash and cash equivalents	(518)	1,319
Cash and cash equivalents at beginning of period	3,731	2,109

Cash and cash equivalents at end of period	$3,213	$3,428

Non-cash item:
Fair value of acquisition debt assumed	$(1,910)	$—

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
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2010, the results of operations for the quarters and nine months ended December 31, 2010 and 2009 and cash flows for the nine months ended December 31, 2010 and 2009.
     The results of operations for the quarter and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 previously filed with the SEC on May 4, 2010 (“2010 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     Recently Adopted Accounting Pronouncements
     Accounting for Transfers of Financial Assets: On April 1, 2010, we adopted amended accounting guidance for transfers of financial assets, including securitization transactions, in which entities have continued exposure to risks related to transferred financial assets. This amendment changed the requirements for derecognizing financial assets and expanded the disclosure requirements for such transactions. As a result of the amended accounting guidance, from April 1, 2010 forward, accounts receivable transactions under our accounts receivable securitization facility are accounted for as secured borrowings rather than asset sales. Refer to Financial Note 9, “Debt and Financing Activities,” for additional information.
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
     Financing Receivables: On October 1, 2010, we adopted amended accounting guidance which expands disclosures regarding the credit quality of an entity’s receivables portfolio and its related allowance for credit losses. The adoption of the amended guidance did not have a material effect on our condensed consolidated financial statements. Additional disclosure requirements regarding activity during a reporting period will be adopted in the fourth quarter of 2011 and the adoption of these disclosure requirements is not expected to have a material effect on our condensed consolidated financial statements.

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
2. Business Combinations
     On December 30, 2010, we acquired all of the outstanding shares of US Oncology Holdings, Inc. (“US Oncology”) of The Woodlands, Texas for approximately $2.1 billion, consisting of cash consideration of $0.2 billion, net of cash acquired, and the assumption of liabilities with a fair value of $1.9 billion. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payors and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists. The cash paid at acquisition was funded from cash on hand. Refer to Financial Note 9, “Debt and Financing Activities,” for additional information on the assumption and funding of acquired debt.
     The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, which are included in our condensed consolidated balance sheet at December 31, 2010. Due to the timing of the acquisition, all amounts are subject to change within the measurement period as our fair value assessments are finalized:

(In millions)

Current assets	$546
Goodwill	774
Intangible assets	1,099
Other long-term assets	396
Current liabilities	(535)
Current portion of long-term debt	(1,751)
Other long-term liabilities	(270)
Other stockholders’ equity	(15)

Net assets acquired, less cash and cash equivalents	$244

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Approximately $774 million of the purchase price allocation was assigned to goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $1.1 billion primarily representing service agreements and a trade name, the fair value of which was determined by using primarily Level 3 inputs, which are based on unobservable inputs and reflect our own assumptions. The estimated weighted average lives of the service agreements and trade name are 20 years. Financial results for US Oncology were not included in the results of operations for the third quarter and nine months ended December 31, 2010 as they were not material. These results will be included within our Distribution Solutions segment beginning in the fourth quarter of 2011. We incurred $34 million of acquisition-related expenses in the third quarter of 2011 as follows: $24 million recorded in operating expenses in Distribution Solutions segment and $10 million of bridge loan fees recorded in interest expense.
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
4. Discontinued Operation
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
5. Share-Based Compensation
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     RSUs, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of the Company’s common stock are accounted for at fair value at the date of grant. The fair value of RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. These awards generally vest in four years. We recognize expense for RSUs with a single vest date on a straight-line basis over the requisite service period. We have elected to expense the grant date fair value of RSUs with only graded vesting and service conditions on a straight-line basis over the requisite service period.
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
     Compensation expense recognized is classified in the condensed consolidated statements of operations or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset for the quarters and nine months ended December 31, 2010 and 2009.
     The components of share-based compensation expense and the related tax benefit for the quarters and nine months ended December 31, 2010 and 2009 are shown in the following table:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2010	2009	2010	2009

RSUs (1)	$18	$11	$61	$37
PeRSUs (2)	7	12	15	25
Stock options	6	5	17	14
Employee stock purchase plan	2	2	6	7

Share-based compensation expense	33	30	99	83
Tax benefit for share-based compensation expense (3)	(12)	(11)	(35)	(30)

Share-based compensation expense, net of tax	$21	$19	$64	$53

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.

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
6. Income Taxes
     As of December 31, 2010, we had $674 million of unrecognized tax benefits, of which $438 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $2 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
     We have received assessments of $169 million, including tax and interest, from the Canada Revenue Agency and certain provinces related to a transfer pricing issue for 2003 through 2007. We have appealed the assessment for 2003 to the Canadian Tax Court and have filed a notice of objection for 2004 through 2007. Payments of most of the assessments have been made to stop the accrual of interest. We believe that we have adequately provided for any potential adverse results.
     In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.
     We continue to report interest and penalties on tax deficiencies as income tax expense. At December 31, 2010, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $128 million. We recognized an income tax expense of $4 million and $13 million, before any tax effect, related to interest in our condensed consolidated statements of operations during the third quarter and nine months ended December 31, 2010. We have no material amounts accrued for penalties.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
7. Earnings Per Common Share
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
     The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions, except per share amounts)	2010	2009	2010	2009

Income from continuing operations	$155	$326	$708	$915
Discontinued operation – gain on sale, net of tax	—	—	72	—

Net income	$155	$326	$780	$915

Weighted average common shares outstanding:
Basic	254	269	259	269
Effect of dilutive securities:
Options to purchase common stock	2	3	3	3
Restricted stock/ restricted stock units	2	2	2	1

Diluted (1)	258	274	264	272

Earnings Per Common Share: (1)
Diluted
Continuing operations	$0.60	$1.19	$2.69	$3.36
Discontinued operation – gain on sale	—	—	0.27	—

Total	$0.60	$1.19	$2.96	$3.36

Basic
Continuing operations	$0.61	$1.21	$2.73	$3.41
Discontinued operation – gain on sale	—	—	0.28	—

Total	$0.61	$1.21	$3.01	$3.41

(1)	Certain computations may reflect rounding adjustments.
     Potentially dilutive shares include outstanding stock options, RSUs and PeRSUs. Approximately 1 million and 2 million of potentially dilutive shares were excluded from the computations of diluted net earnings per common share for the quarters ended December 31, 2010 and 2009, as they were anti-dilutive. For the nine months ended December 31, 2010 and 2009, the number of potentially dilutive shares excluded was approximately 6 million and 8 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
8. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill were as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2010	$1,871	$1,697	$3,568
Goodwill acquired, net of purchase price adjustments	783	8	791
Foreign currency translation adjustments and other	(30)	(8)	(38)

Balance, December 31, 2010	$2,624	$1,697	$4,321

     Information regarding intangible assets is as follows:

	December 31,	March 31,
(In millions)	2010	2010

Customer lists	$934	$832
Service agreements	723	—
Trademarks and trade names	347	45
Technology	193	190
Other	30	29

Gross intangibles	2,227	1,096
Accumulated amortization	(631)	(545)

Intangible assets, net	$1,596	$551

     Amortization expense of intangible assets was $28 million and $84 million for the quarter and nine months ended December 31, 2010 and $31 million and $90 million for the quarter and nine months ended December 31, 2009. The weighted average remaining amortization periods for customer lists, service agreements, trademarks and trade names, technology and other intangible assets at December 31, 2010 were: 6 years, 20 years, 19 years, 2 years and 3 years. Estimated annual amortization expense of these assets is as follows: $128 million, $171 million, $154 million, $141 million and $123 million for 2011 through 2015 and $963 million thereafter. All intangible assets were subject to amortization as of December 31, 2010 and March 31, 2010. The amounts assigned to goodwill and intangible assets relating to the acquisition of US Oncology are preliminary and are subject to change based on the final fair value assessment. Refer to Financial Note 2, “Business Combinations,” for additional information.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9. Debt and Financing Activities
     US Oncology Debt Acquired
     Upon our purchase of US Oncology in December 2010, we assumed the outstanding debt of US Oncology Holdings, Inc. and its wholly owned subsidiary US Oncology, Inc. Refer to Financial Note 2, “Business Combinations,” for additional information. Immediately prior to our acquisition, US Oncology Holdings, Inc. called for redemption all of its outstanding Senior Unsecured Floating Rate Toggle Notes (“Floating Rate Notes”) due 2012 and US Oncology, Inc. called for redemption all of its outstanding 9.125% Senior Secured Notes due 2017 (“Secured Notes”) and 10.75% Senior Subordinated Notes due 2014 (“Subordinated Notes”). Redemption will occur during our fourth quarter and as a result all of these notes are included in the current portion of long-term debt in our condensed consolidated balance sheet.
     The fair value of the debt acquired was determined by using primarily Level 3 inputs, which are based on unobservable inputs and reflect our own assumptions. The fair value of the principal amounts of outstanding debt and associated redemption premiums as applicable, are as follows:

(In millions)

Floating Rate Notes, due 2012	$529
Secured Notes, due 2017	923
Subordinated Notes, due 2014	288
Other	11

Current portion of long-term debt acquired	1,751
Long-term debt acquired	31

Total debt acquired	$1,782

     We redeemed the Floating Rate Notes, including accrued interest, on January 31, 2011 for $540 million. In the fourth quarter of 2011, we will redeem the Secured Notes and the Subordinated Notes using cash on hand and borrowings under our Senior Bridge Term Loan Facility.
     Senior Bridge Term Loan Facility
     In connection with our execution of an agreement to acquire US Oncology, in November 2010 we entered into a $2.0 billion unsecured Senior Bridge Term Loan Agreement (“Bridge Loan”). In December 2010, we reduced the Bridge Loan commitment to $1.0 billion. On January 31, 2011, we borrowed $1 billion under the Bridge Loan. Borrowings under the Bridge Loan must be repaid in full no later than December 30, 2011 or, in full or in part, upon certain events occurring prior to such time, including specified debt and equity issuances and asset sales. The Bridge Loan bears interest based on the London Interbank Offered Rate plus a margin based on the Company’s credit ratings and the amount of time any borrowings under the Bridge Loan remain outstanding. Amounts repaid under the Bridge Loan cannot be redrawn by the Company. The Bridge Loan contains debt covenants similar to those in our existing revolving credit facility. We anticipate repaying funds obtained from the Bridge Loan and replacing cash resources used to redeem the US Oncology debt with long-term financing.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
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
     The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the SPE and the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At December 31, 2010 and March 31, 2010, we were in compliance with all covenants. Should we default under the Facility, the Purchaser Groups are entitled to receive only collections on the accounts receivable owned by the SPE.
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
     At December 31, 2010, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. As of March 31, 2010, there were no accounts receivable sold under the Facility. Additionally, there were no sales of interests to the Purchaser Groups in the quarters and nine months ended December 31, 2010 or 2009.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offered Rate. There were no borrowings under this facility for the first nine months of 2011 and 2010. As of December 31, 2010 and March 31, 2010, there was no debt balance under this facility; however, there was $40 million in letters of credit issued under this facility which reduces the amount available for borrowing.
10. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $11 million and $29 million for the third quarter and first nine months of 2011 compared to $7 million and $19 million for the comparable prior year periods. Cash contributions to these plans for the first nine months of 2011 were $15 million.
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
     PSIP expense for the quarters and nine months ended December 31, 2010 and 2009 was as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2010	2009	2010	2009

Distribution Solutions	$5	$—	$17	$—
Technology Solutions	7	—	24	1
Corporate	1	—	3	—

PSIP expense	$13	$—	$44	$1

Cost of sales (1)	$3	$—	$10	$—
Operating expenses	10	—	34	1

PSIP expense	$13	$—	$44	$1

(1)	Amounts recorded to cost of sales pertain solely to our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
11. Financial Instruments
     At December 31, 2010 and March 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at December 31, 2010 and March 31, 2010 were money market fund investments of $1.7 billion and $2.3 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates fair value due to their relatively short-term nature.
     The carrying amounts and estimated fair values of our long-term debt and other financing were $4.1 billion and $4.3 billion at December 31, 2010, and $2.3 billion and $2.5 billion at March 31, 2010. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.
12. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event that our customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other conditions, inventories must be in resalable condition and any repurchases would be at a discount. Inventory repurchase agreements mostly range from one to two years. Our customer debt guarantees are primarily provided to facilitate financing for certain customers and are generally secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At December 31, 2010, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $118 million and $34 million, none of which had been accrued.
     In addition, at December 31 2010, our banks and insurance companies have issued $144 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
     Based on our experience, we believe that any damage amounts claimed in the specific matters referenced in our 2010 Annual Report, in our Forms 10-Q for the quarters ended June 30, 2010 and September 30, 2010 and those matters discussed below are not meaningful indicators of our potential liability. We believe that we have valid defenses to these legal proceedings and are defending the matters vigorously. Nevertheless, the outcome of any litigation is inherently uncertain. We are currently unable to estimate the remaining possible losses in these unresolved legal proceedings. Should any one or a combination of more than one of these proceedings against us be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction, or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     As more fully described in our previous public reports filed with the SEC, we are involved in numerous legal proceedings. For a discussion of these proceedings, please refer to the Financial Notes entitled “Other Commitments and Contingent Liabilities” included in our 2010 Annual Report on Form 10-K and in our Forms 10-Q for the quarters ended June 30, 2010 and September 30, 2010. Significant developments in previously reported proceedings and in other litigation and claims since the referenced filings are set out below.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     A. Average Wholesale Price Litigation Matters
     As previously reported regarding the coordinated public payor Average Wholesale Price (“AWP”) actions, collectively In re McKesson Governmental Entities Average Wholesale Price Litigation, filed against the Company in the United States District Court for Massachusetts and relating to alleged misstatements and manipulations of a benchmark for drug reimbursement known as AWP, Board of County Commissioners of Douglas County, Kansas et al. v. McKesson Corporation, Civil Action No. 1:08-CV-11349-PBS (“Douglas County, Kansas Action”); San Francisco Health Plan v. McKesson Corporation, Civil Action No. 1:08-CV-10843-PBS (“San Francisco Action"); and State of Connecticut v. McKesson Corporation, Civil Action No. 1:08-CV-10900-PBS (“Connecticut Action”), the court has not yet issued its ruling on class certification in the Douglas County, Kansas and San Francisco Actions. On November 8, 2010, the Court entered a Notice of Dismissal with prejudice in the Connecticut Action pursuant to the previously reported settlement agreement that the Company executed with the State of Connecticut on October 15, 2010. On December 2, 2010, the Company executed a Memorandum of Understanding documenting an agreement in principal with the States of Oklahoma and Montana to settle and release those States’ share of their Medicaid claims in the Douglas County, Kansas case subject to consent from the federal government not to seek any portion of the settlement recovery. In light of the Memorandum of Understanding, on December 7, 2010, the Court vacated the previously reported trial date of January 24, 2011.
     On November 9, 2010, the Company filed a Notice of Removal to the United States District Court, Southern District of Mississippi, in the previously reported action originally filed in Mississippi state court by the State of Mississippi against the Company, State of Mississippi v. McKesson Corporation, et al., Case No. 251-10-862CIV. On January 14, 2011, the parties jointly submitted to the court a proposed order which, if entered, will remand the case back to Mississippi state court. The Company has not yet responded to the complaint in this matter.
     On November 22, 2010, the Company filed a motion to dismiss the previously reported action filed in Kansas state court by the State of Kansas against the Company and First Databank, Inc., State of Kansas ex rel. Steve Six v. McKesson Corporation, et al., Case No. 10CV1491. The hearing on the Company’s motion to dismiss is currently scheduled for February 24, 2011.
     On December 14, 2010, the previously reported qui tam action filed by four law firms in Wisconsin state court, purportedly on behalf of the State of Wisconsin, State of Wisconsin ex rel. Hagens Berman Sobol Shapiro LLP, et al. v. McKesson Corporation, Case No. 10CV3411, was dismissed on motion by the State of Wisconsin.
     On December 22, 2010, the Company filed a motion to dismiss the previously reported action filed in the United States District Court, Northern District of California, by the State of Utah against the Company, State of Utah v. McKesson Corporation, et al., Case No. CV 10-4743-SI. The hearing on the Company’s motion to dismiss is currently scheduled for February 11, 2011.
     On October 12, 2010, an action was filed in Alaska state court by the State of Alaska against the Company and First Databank, Inc., based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under state unfair and deceptive trade practices statutes, and for fraud and civil conspiracy, and seeking damages, treble damages, punitive damages, civil penalties, disgorgement of profits, as well as declaratory relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Alaska v. McKesson Corporation, et al., Case No. 3AN-10-11348-CI. The Company filed a motion to dismiss the complaint on January 10, 2011.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On November 5, 2010, the Company received a Notice of Proposed Civil Monetary Penalty from the Office of Inspector General (“OIG”) for the Arizona Health Care Cost Containment System Administration purporting to initiate an administrative claim process against the Company based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, and seeking civil penalties in the amount of $101 million and an assessment in the amount of $112 million for false claims allegedly presented to the Arizona Medicaid program, Case No. 2010-1218. The Company intends to challenge the imposition of the Proposed Civil Monetary Penalty by the OIG.
     On November 10, 2010, an action was filed in Hawaii state court by the State of Hawaii against the Company and First Databank, Inc., based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Hawaii False Claims Act, state unfair and deceptive trade practices statutes, fraud, and civil conspiracy, and seeking damages, treble damages, punitive damages, civil penalties, disgorgement of profits, as well as interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Hawaii v. McKesson Corporation, et al., Civil No. 10-1-2411-11-GWBC. The Company filed a motion to dismiss the complaint on January 14, 2011.
     On December 20, 2010, an action was filed in Louisiana state court by the State of Louisiana against the Company based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under state unfair and deceptive trade practices statutes, the Louisiana Medical Assistance Programs Integrity Law, state antitrust statutes, and for fraud, negligent misrepresentation, civil conspiracy, and unjust enrichment, seeking damages, statutory fines, civil penalties, disgorgement of profits, as well as interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Louisiana v. McKesson Corporation, Case No. C597634 Sec. 23. The Company has not yet responded to the complaint in this matter.
     As previously reported, the Company was informed in June of 2007 that a qui tam action by an unknown relator had been previously filed in the United States District Court for the District of New Jersey, purportedly on behalf of the United States, twelve states (California, Delaware, Florida, Hawaii, Illinois, Louisiana, Massachusetts, Nevada, New Mexico, Tennessee, Texas and Virginia) and the District of Columbia against the Company and seven other defendants. In January 2009, the Company was provided with a courtesy copy of a third amended complaint filed in the qui tam action. Neither the original nor the amended complaint has ever been served on the Company. The third amended complaint alleges multiple claims against the Company under the federal False Claims Act and the various states’ and District of Columbia’s false claims statutes. These and additional claims are also alleged against other parties. The claims arise out of alleged manipulation of AWP by defendants which plaintiffs claim caused them to pay more than they should have in reimbursement for prescription drugs covered by various government programs that base reimbursement payments on AWP. The amended complaint was brought by the relator on behalf of the United States, the twelve states named above, ten additional states (Georgia, Indiana, Michigan, Montana, New Hampshire, New Jersey, New York, Oklahoma, Rhode Island and Wisconsin) and the District of Columbia and seeks damages including treble damages and civil penalties.
     As has also been previously reported regarding the New Jersey qui tam action, the United States and various states have been considering whether to intervene in the suit, but none has done so to date. The Company has at all times cooperated with these investigations, and has engaged in settlement discussions with the purpose of resolving all Medicaid related AWP claims by the states and federal government. The pace and progress of settlement discussions accelerated during and after the third quarter of 2011. Except as previously reported with respect to the States of Connecticut, Oklahoma and Montana, the Company has not reached agreement relating to those claims.
     As previously reported, during the third quarter of 2009, the Company recorded a pre-tax charge of $143 million to establish a reserve for estimated probable losses related to pending and expected claims by public payor entities. As of March 31, 2009 and 2010, the reserve relating to AWP public entity claims was $143 million. The Company recorded an additional pre-tax charge of $24 million for the settlement with the State of Connecticut during the second quarter of 2011. In November 2010, a cash payment of $26 million was made for this settlement. Following the Company’s most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, which review included consideration of the pace and progress of the above described settlement discussions during and after the third quarter relating to state and federal Medicaid claims, the Company recorded a pre-tax charge of $189 million within its Distribution Solutions segment’s operating expenses during the third quarter of 2011. As of December 31, 2010, the reserve relating to AWP public entity claims was $330 million and was included in other current liabilities in the condensed consolidated balance sheet. However, in view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.
     B. Other Litigation and Claims
     As previously reported, on April 7, 2010 an action was filed in the Superior Court of the State of California for the County of Los Angeles against, among others, the Company, its indirect subsidiary, NDCHealth Corporation (“NDC”) and “RelayHealth,” a trade name under which NDC conducts business, Rodriguez et al. vs. Etreby Computer Company et al. , (Civ. No. BC435303) (“Rodriguez”), in which plaintiffs represent a class of California residents whose individual confidential medical information was allegedly illegally released and used by defendants. On May 10, 2010, defendants removed the action to United States District Court for the Central District of California, Rodriguez et al. vs. Etreby Computer Company, et al. (Civil Action No. CV 10-3522-VBF). On December 9, 2010, the parties in this matter executed a settlement agreement which, in consideration of payment by the Company of a non-material sum, resolves the claims of all class members who do not affirmatively opt out of the class. The settlement requires notice to the class in a form acceptable to the trial court and is subject to the court’s preliminary and final approval. On January 12, 2011, the trial court issued an order granting preliminary approval of the settlement, directing notice to the class and setting a June 13, 2011 hearing for final approval of the settlement.
     Prior to its recent acquisition by the Company, US Oncology was informed that the United States Federal Trade Commission (“FTC”) and the Attorney General for the State of Texas had opened investigations to determine whether a transaction in which certain Austin, Texas based oncology physicians became employees of an existing Texas US Oncology affiliated oncology practice group violated relevant state or federal antitrust laws. US Oncology has responded to requests for information from the government agencies and the Company intends to continue to cooperate with the FTC and the Texas Attorney General regarding these investigations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
14. Stockholders’ Equity
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
     April 2010, the Board authorized a plan to repurchase up to an additional $1.0 billion of the Company’s common stock. In May 2010, we entered into a capped accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $1.0 billion of the Company’s common stock. As a result of the ASR program, we repurchased 12.7 million shares for $1.0 billion during the first quarter of 2011, which was funded with cash on hand. The ASR program was completed on July 26, 2010 and we received 1.9 million additional shares on July 29, 2010. The total number of shares repurchased under the ASR program was 14.6 million shares at an average price per share of $68.66.
     In addition, we repurchased 8.6 million shares for $531 million during the second quarter of 2011 through regular open market transactions at an average price per share of $61.34.
     As a result of these purchases, the April 2008 and April 2010 plans have been completed and no amounts remain authorized for repurchase under these plans.
     In October 2010, the Board authorized a plan to repurchase up to an additional $1.0 billion of the Company’s common stock. No shares were repurchased during the third quarter of 2011.
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
     Comprehensive Income
     Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2010	2009	2010	2009

Net income	$155	$326	$780	$915
Translation adjustments and other	53	20	45	202

Comprehensive income	$208	$346	$825	$1,117

     Foreign currency translation adjustments and other are primarily the result of the impact of currency exchange rates on our foreign subsidiaries.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)
15. Segment Information
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

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In millions)	2010	2009	2010	2009

Revenues
Distribution Solutions (1)
Direct distribution & services	$19,408	$18,992	$57,094	$53,880
Sales to customers’ warehouses	4,731	5,330	14,133	16,882

Total U.S. pharmaceutical distribution & services	24,139	24,322	71,227	70,762
Canada pharmaceutical distribution & services	2,574	2,421	7,485	6,816
Medical-Surgical distribution & services	744	758	2,200	2,177

Total Distribution Solutions	27,457	27,501	80,912	79,755

Technology Solutions
Services (2)	629	610	1,828	1,812
Software & software systems	135	138	408	410
Hardware	26	23	83	82

Total Technology Solutions	790	771	2,319	2,304

Total	$28,247	$28,272	$83,231	$82,059

Operating profit
Distribution Solutions (3) (4)	$289	$558	$1,285	$1,403
Technology Solutions (2)	106	81	184	300

Total	395	639	1,469	1,703
Corporate	(81)	(105)	(252)	(249)
Securities Litigation Credit	—	—	—	20
Interest Expense	(53)	(47)	(140)	(142)

Income from Continuing Operations Before Income Taxes	$261	$487	$1,077	$1,332

(1)	Revenues derived from services represent less than 1.0% of this segment’s total revenues.

(2)	Revenues and operating profit for the third quarter and first nine months of 2011 include the recognition of $23 million of previously deferred revenue for a disease management contract, for which the related expenses were previously recognized as incurred. Operating profit for the first nine months of 2011 includes a $72 million asset impairment charge for capitalized software held for sale, which was recorded in cost of sales.

(3)	Operating profit for the third quarter of 2011 includes the AWP litigation pre-tax charge of $189 million, which was recorded in operating expenses. For the first nine months of 2011 operating profit includes the AWP litigation charges of $213 million, which were recorded in operating expenses and also includes $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales.

(4)	Operating profit for the third quarter and first nine months of 2010 includes a pre-tax gain of $17 million or $14 million after income taxes on the sale of our 50% equity interest in McKesson Logistics Solutions L.L.C. (“MLS”), a Canadian logistics company, which was recorded in other income, net.

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
Financial Overview

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions, except per share amounts)	2010	2009	Change	2010	2009	Change

Revenues	$28,247	$28,272	—%	$83,231	$82,059	1%
Litigation Charge (Credit)	189	—	NM	213	(20)	NM
Income from Continuing Operations Before Income Taxes	$261	$487	(46)	$1,077	$1,332	(19)
Income Tax Expense	(106)	(161)	(34)	(369)	(417)	(12)

Income from Continuing Operations	155	326	(52)	708	915	(23)
Discontinued Operation – gain on sale, net of tax	—	—	NM	72	—	NM

Net Income	$155	$326	(52)	$780	$915	(15)

Diluted Earnings Per Common Share
Continuing Operations	$0.60	$1.19	(50)%	$2.69	$3.36	(20)%
Discontinued Operation – gain on sale	—	—	NM	0.27	—	NM

Total	$0.60	$1.19	(50)	$2.96	$3.36	(12)

Weighted Average Diluted Common Shares	258	274	(6)%	264	272	(3)%

NM – not meaningful
     Revenues for the third quarter of 2011 remained constant at $28.2 billion and for the first nine months of 2011 increased 1% to $83.2 billion. Revenues for 2011 benefited primarily from market growth and for the third quarter of 2011 this benefit was offset by a decline in demand associated with the H1N1 flu virus.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Income from continuing operations before income taxes for the third quarter of 2011 decreased 46% to $261 million. Results for the third quarter of 2011 were impacted by a pre-tax charge of $189 million ($133 million after-tax) for the Average Wholesale Price (“AWP”) litigation as discussed in further detail under the caption “Operating Expenses and Other Income, Net” in this financial review, a decrease in gross profit due to a decline in demand associated with the H1N1 flu virus, higher operating expenses and $34 million of acquisition costs associated with our purchase of US Oncology Holdings, Inc. (“US Oncology”). Partially offsetting these decreases was increased operating profit associated with market growth in our Distribution Solutions segment.
     Income from continuing operations before income taxes for the first nine months of 2011 decreased 19% to $1,077 million. Results for the first nine months of 2011 were impacted by pre-tax charges of $213 million ($149 million after-tax) for the AWP litigation. Income from continuing operations for the first nine months also reflect the factors affecting the third quarter of 2011, along with the following additional items incurred in our first half of 2011: a $72 million asset impairment charge for capitalized software held for sale and the benefit associated with the receipt of $51 million of cash proceeds for an antitrust settlement in our first quarter.
     Net income for the third quarter of 2011 decreased 52% to $155 million and diluted earnings per common share decreased 50% to $0.60.
     Net income for the first nine months of 2011 decreased 15% to $780 million and diluted earnings per common share decreased 12% to $2.96. Net income for the first nine months of 2011 of $780 million included a $72 million after-tax gain on the sale of our Technology Solutions segment wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), which was sold in July 2010. Historical financial results for this subsidiary were not material.
     Diluted earnings per common share for the first nine months of 2011 of $2.96 includes $0.27 for the gain on sale of MAP. Additionally, diluted earnings per share for 2011 benefited from our repurchase of common stock.
     On December 30, 2010, we acquired all of the outstanding shares of US Oncology Holdings, Inc. of The Woodlands, Texas for approximately $2.1 billion, consisting of cash consideration of $0.2 billion and the assumption of liabilities with a fair value of $1.9 billion. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payors and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists. The cash paid at acquisition was funded from cash on hand. Refer to Financial Note 9, “Debt and Financing Activities,” for additional information on the assumption and funding of acquired debt. Approximately $774 million of the purchase price allocation was assigned to goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. Included in the purchase price allocation are acquired identifiable intangibles of $1.1 billion primarily representing service agreements and a trade name, the fair value of which was determined by using primarily Level 3 inputs, which are based on unobservable inputs and reflect our own assumptions. The estimated weighted average lives of the service agreements and trade name are 20 years. Financial results for US Oncology were not included in the results of operations for the third quarter and nine months ended December 31, 2010 as they were not material. These results will be included within our Distribution Solutions segment beginning in the fourth quarter of 2011. Refer to Financial Note 2, “Business Combinations,” for additional information.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Results of Operations
Revenues:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
(In millions)	2010	2009	Change	2010	2009	Change

Distribution Solutions
Direct distribution & services	$19,408	$18,992	2%	$57,094	$53,880	6%
Sales to customers’ warehouses	4,731	5,330	(11)	14,133	16,882	(16)

Total U.S. pharmaceutical distribution & services	24,139	24,322	(1)	71,227	70,762	1
Canada pharmaceutical distribution & services	2,574	2,421	6	7,485	6,816	10
Medical-Surgical distribution & services	744	758	(2)	2,200	2,177	1

Total Distribution Solutions	27,457	27,501	—	80,912	79,755	1

Technology Solutions
Services (1)	629	610	3	1,828	1,812	1
Software & software systems	135	138	(2)	408	410	—
Hardware	26	23	13	83	82	1

Total Technology Solutions	790	771	2	2,319	2,304	1

Total Revenues	$28,247	$28,272	—	$83,231	$82,059	1

(1)	Revenues for the third quarter and first nine months of 2011 include recognition of $23 million of previously deferred disease management revenue.
     Total revenues remained relatively constant for the third quarter and increased 1% for the first nine months of 2011 compared to 2010. Revenues benefited primarily from market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues. For the third quarter of 2011, this benefit was offset by a decline in demand associated with the H1N1 flu virus.
     Direct distribution and services revenues in 2011 increased primarily due to market growth, which includes price increases and increased volume from new and existing customers, partially offset by a decline in demand associated with the H1N1 flu virus. For the first nine months of 2011 these revenues also reflected a shift from sales to customers’ warehouses to direct store delivery. Sales to customers’ warehouses in 2011 decreased primarily due to reduced revenues associated with two customers and for the first nine months of 2011 were also impacted by a shift of revenues to direct store delivery. In addition, our U.S. pharmaceutical distribution revenues in 2011 were impacted by price deflation associated with brand to generic drug conversions.
     Canadian pharmaceutical distribution and services revenues increased for the third quarter and first nine months of 2011 primarily due to a change in the foreign currency exchange rate of 4% and 8%. On a constant currency basis, revenues increased 2% in the third quarter and first nine months of 2011 primarily due to market growth, which includes increased volume from existing and new customers, and a small acquisition in the second quarter of 2011. These increases were partially offset by a government-imposed price reduction for generic pharmaceuticals in certain provinces and a brand to generic conversion for one drug.
     Medical-Surgical distribution and services revenues decreased 2% for the third quarter of 2011 primarily due to a decrease in demand associated with the H1N1 flu virus, partially offset by market growth rates. Medical-Surgical distribution and services revenues increased 1% for the first nine months of 2011 primarily due to market growth rates and acquisitions, partially offset by the H1N1 flu virus decrease.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Technology Solutions revenues increased in 2011 compared to the same periods a year ago primarily due to recognition of $23 million of previously deferred disease management revenue, partially offset by the sale of MAP in July 2010. In addition, McKesson’s Horizon Enterprise Revenue Management TM (“HzERM”) solution became generally available during the second quarter of 2010 and as a result we recognized previously deferred revenue.
Gross Profit:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2010	2009	Change		2010	2009	Change

Gross Profit
Distribution Solutions (1)	$1,082	$1,104	(2)%		$3,239	$3,018		7%
Technology Solutions (2)	379	351	8		980	1,075		(9)

Total	$1,461	$1,455	—		$4,219	$4,093		3

Gross Profit Margin
Distribution Solutions	3.94%	4.01%	(7	) bp	4.00%	3.78%	22	bp
Technology Solutions	47.97	45.53	244		42.26	46.66		(440)
Total	5.17	5.15	2		5.07	4.99		8

(1)	Gross profit for the first nine months of 2011 includes a credit of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

(2)	Gross profit for the third quarter and first nine months of 2011 includes recognition of $23 million of previously deferred disease management revenue and for the first nine months of 2011 includes a $72 million asset impairment charge for capitalized software held for sale.
     bp – basis points
     Gross profit remained relatively constant for the third quarter of 2011. As a percentage of revenues, gross profit increased 2 basis points (“bp”) in the third quarter of 2011. Gross profit increased 3% for the first nine months of 2011. As a percentage of revenues, gross profit increased 8 bp for the first nine months of 2011.
     Distribution Solutions segment’s gross profit margin decreased in the third quarter of 2011 primarily due to a decline in demand associated with the H1N1 flu virus, partially offset by an increase in buy side margin and increased sales of higher margin generic drugs. Distribution Solutions segment’s gross profit margin increased in the first nine months of 2011 primarily reflecting more sales of higher margin generic drugs and an increase in buy side margin, partially offset by a decline in demand associated with the H1N1 flu virus and a modest decrease in sell margin. The buy side margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers. The first nine months of 2011 were also favorably affected by the receipt of a $51 million antitrust settlement.
     Technology Solutions segment’s gross profit margin increased in the third quarter of 2011 primarily due to recognition of $23 million of previously deferred disease management revenue, a shift to higher margin revenue and lower amortization expense for the HzERM TM solution compared to the prior year, partially offset by the sale of MAP and continued investment in our clinical and enterprise revenue management solutions products, which includes costs related to McKesson’s HzERM TM solution. Technology Solutions segment’s gross profit margin decreased in the first nine months of 2011 primarily reflecting a $72 million asset impairment charge as well as the factors affecting the third quarter. In addition, gross profit margin in 2010 was favorably impacted when HzERM TM became generally available late in the second quarter and, at that time we recognized previously deferred revenue for which some associated expenses were recognized as incurred in prior periods.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM TM software product and as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge at September 30, 2010 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.
Operating Expenses and Other Income, Net:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2010	2009	Change		2010	2009	Change

Operating Expenses
Distribution Solutions (1)	$797	$568	40%		$1,963	$1,645	19%
Technology Solutions	273	271	1		798	778	3
Corporate	84	107	21		260	255	2
Securities litigation credit	—	—	NM		—	(20)	NM

Total	$1,154	$946	22		$3,021	$2,658	14

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.90%	2.07%	83	bp	2.43%	2.06%	37	bp
Technology Solutions	34.56	35.15	(59)		34.41	33.77	64
Total	4.09	3.35	74		3.63	3.24	39
Other Income, Net
Distribution Solutions (2)	$4	$22	(82)%		$9	$30	(70)%
Technology Solutions	—	1	(100)		2	3	(33)
Corporate	3	2	50		8	6	33

Total	$7	$25	(72)		$19	$39	(51)

(1)	Operating expenses for the third quarter and first nine months of 2011 include $189 million and $213 million for AWP litigation charges and $24 million of expenses related to the acquisition of US Oncology.

(2)	Includes the sale of our 50% equity interest in MLS in the third quarter of 2010.
     Operating expenses increased 22% and 14% for the third quarter and the first nine months of 2011 compared to the same periods a year ago. As a percentage of revenues, operating expenses increased 74 bp and 39 bp for the same periods a year ago. The increase for the third quarter was primarily due to the AWP litigation charge, higher costs associated with employee compensation and benefits, including the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) expenses, and due to expenses associated with the acquisition of US Oncology. For the first nine months of 2011, operating expenses also increased primarily due to a $24 million charge for our AWP litigation and foreign currency fluctuations. In addition, operating expenses for the first nine months of 2010 benefited from a $20 million credit relating to our securities litigation.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Following our most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, which review included consideration of the pace and progress of settlement discussions during and after the third quarter relating to state and federal Medicaid claims, we recorded a pre-tax charge of $189 million within our Distribution Solutions segment’s operating expenses during the third quarter of 2011. The results of our Distribution Solution segment for the first nine months of 2011 also reflect a pre-tax charge of $24 million for the settlement with the State of Connecticut relating to AWP claims. The settlement included an express denial of liability and a release by Connecticut of the Company as to all matters alleged or which could have been alleged in the action. A cash payment of $26 million was made in the third quarter of 2011 for this settlement. As of December 31, 2010, the reserve relating to AWP public entity claims was $330 million and was included in other current liabilities in our condensed consolidated balance sheet. Additional information regarding our AWP litigation is included in Financial Note 13, “Other Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements.
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
     As a result of the PSIP’s receipt of the $119 million settlement, in 2010 the Company contributed $1 million to the PSIP. Accordingly, PSIP expense for 2010 was nominal. In 2011, the Company resumed its contributions to the PSIP, and the expense for 2011 is expected to be approximately $60 million.
     PSIP expense by segment for the quarters and nine months ended December 31, 2010 and 2009 was as follows:

	Quarter Ended		Nine Months Ended
	December 31		December 31,
(In millions)	2010	2009	2010	2009

Distribution Solutions	$5	$—	$17	$—
Technology Solutions	7	—	24	1
Corporate	1	—	3	—

PSIP Expense	$13	$—	$44	$1

Cost of sales (1)	$3	$—	$10	$—
Operating expenses	10	—	34	1

PSIP expense	$13	$—	$44	$1

(1)	Amounts recorded to cost of sales pertain solely to our Technology Solutions segment.
     Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased for the third quarter and the first nine months of 2011 compared to the same periods a year ago primarily reflecting higher employee compensation and benefit costs, foreign currency fluctuations, the AWP litigation charge and $24 million of expenses associated with the acquisition of US Oncology.
     Technology Solutions segment’s operating expenses increased for the third quarter and the first nine months of 2011 compared to the same periods a year ago primarily reflecting our continued investment in research and development activities and higher employee compensation and benefit costs. These increases were partially offset by cost controls, reduced expenses from MAP, which was sold in July 2010, and a release of accounts receivable reserves in the first quarter of 2011.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Corporate expenses decreased for the third quarter of 2011 primarily due to a decline in legal fees compared to the third quarter of 2010, partially offset by higher employee compensation and benefits costs. Corporate expenses for the first nine months of 2011 increased primarily due to an asset impairment charge for certain tangible property, higher compensation and benefits costs, partially offset by lower fees associated with our accounts receivable facility. As a result of our adoption of a new accounting standard for transfers of financial assets on April 1, 2010, fees associated with our accounts receivable securitization facility are now recorded in interest expense. Prior to 2011 these fees were recorded in Corporate administrative expenses. See Financial Note 9, “Debt and Financing Activities,” for further information.
     Other income, net for 2011 decreased compared to 2010, which included a $17 million pre-tax gain on the sale of our 50% equity interest in MLS.
Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended				Nine Months Ended
	December 31,				December 31,
(Dollars in millions)	2010	2009	Change		2010	2009	Change

Segment Operating Profit (1)
Distribution Solutions (2) (3)	$289	$558	(48)%		$1,285	$1,403	(8)%
Technology Solutions (4)	106	81	31		184	300	(39)

Subtotal	395	639	(38)		1,469	1,703	(14)
Corporate Expenses, Net	(81)	(105)	(23)		(252)	(249)	1
Securities Litigation Credit	—	—	NM		—	20	NM
Interest Expense	(53)	(47)	13		(140)	(142)	(1)

Income from Continuing Operations Before Income Taxes	$261	$487	(46)		$1,077	$1,332	(19)

Segment Operating Profit Margin
Distribution Solutions	1.05%	2.03%	(98	) bp	1.59%	1.76%	(17	) bp
Technology Solutions	13.42	10.51	291		7.93	13.02	(509)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

(2)	Operating profit for the third quarter and first nine months includes $189 million and $213 million for AWP litigation charges and $24 million of expenses related to the acquisition of US Oncology. Operating profit for the first nine months of 2011 also includes $51 million representing our share of a settlement of an anti-trust class action lawsuit brought against a drug manufacturer.

(3)	Other income, net for the third quarter of 2010 includes the MLS gain on sale of $17 million.

(4)	Operating profit for the third quarter and first nine months of 2011 includes recognition of $23 million of previously deferred disease management revenue and for the first nine months of 2011 operating profit includes a $72 million asset impairment charge for capitalized software held for sale.
     Operating profit margin for our Distribution Solutions segment decreased in the third quarter of 2011 primarily due to the AWP litigation charge, a lower gross profit margin, which includes a decline in demand associated with the H1N1 flu virus, and higher operating expenses as a percentage of revenues. Operating profit margin for our Distributions Solutions segment decreased in the first nine months of 2011 primarily due to AWP litigation charges and higher operating expenses as a percentage of revenue, partially offset by a higher gross profit margin, which includes a $51 million antitrust settlement.
     Operating profit margin for our Technology Solutions segment increased in the third quarter of 2011 primarily reflecting an increase in gross profit margin, which includes recognition of $23 million of previously deferred disease management revenue, and a decrease in operating expenses as a percentage of revenues. Operating profit margin decreased in the first nine months of 2011 primarily reflecting a decrease in gross profit margin, which includes the $72 million asset impairment charge and recognition of $23 million of previously deferred disease management revenue, and an increase in operating expenses as a percentage of revenues.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Corporate expenses, net of other income decreased for the third quarter of 2011 and increased for the first nine months of 2011 primarily reflecting changes in operating expenses.
     Litigation credit: In the second quarter of 2010, we recorded a net credit of $20 million relating to settlements from the securities litigation.
     Interest Expense: Interest expense increased in the third quarter of 2011 primarily due to bridge loan fees related to the acquisition of US Oncology and fees from our accounts receivable securitization facility which are recorded in interest expense commencing in 2011, partially offset by the repayment of $215 million of our long-term debt in March 2010.
     Income Taxes: The Company’s reported income tax rates for the third quarters of 2011 and 2010 were 40.6% and 33.1% and for the first nine months of 2011 and 2010 were 34.3% and 31.3%. Fluctuations in our reported income tax rates are primarily due to changes within state and foreign tax rates resulting from our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. The 2011 income tax rates include a tax benefit for the reinstatement of the federal research and development tax credit which was signed into law in December 2010. In addition, during the third quarter and first nine months of 2011, income tax expense included net discrete items of $18 million and $12 million of expense.
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
     Net Income: Net income was $155 million and $326 million for the third quarters of 2011 and 2010, or $0.60 and $1.19 per diluted common share. Net income was $780 million and $915 million for the first nine months of 2011 and 2010, or $2.96 and $3.36 per diluted common share. Net income and diluted earnings per common share for the third quarter included a pre-tax charge of $189 million ($133 million after-tax) and for the first nine months of 2011 $213 million ($149 million after-tax) for the AWP litigation as discussed in further detail under the caption “Operating Expenses and Other Income, net” in this financial review. Net income and diluted earnings per common share for the first nine months of 2011 also included a gain of $72 million or $0.27 per diluted share relating to our sale of MAP.
     Weighted Average Diluted Common Shares Outstanding (“WASO”): Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 258 million and 274 million for the third quarters of 2011 and 2010 and 264 million and 272 million for the nine months ended December 31, 2010 and 2009. Our WASO decreased primarily reflecting a decrease in the number of common shares outstanding as a result of stock repurchases, partially offset by the exercise of share-based awards and an increase in common stock equivalents, primarily reflecting our higher stock price.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Financial Condition, Liquidity and Capital Resources
     We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable securitization facility and short-term borrowings under the Bridge Loan facility, revolving credit facility and commercial paper, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time-to-time, we may access the long-term debt capital markets to discharge our other liabilities.
     Operating activities provided cash of $1.3 billion and $1.7 billion during the first nine months of 2011 and 2010. Operating activities for 2011 benefited from operations and management of working capital. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Operating activities for 2011 include non-cash charges of $213 million for the AWP litigation and $72 million for an asset impairment of software held for sale. Operating activities for 2010 include private payor settlement payments of $350 million related to our AWP litigation.
     Investing activities utilized cash of $0.5 billion and $0.2 billion during the first nine months of 2011 and 2010. Investing activities for 2011 includes $0.2 billion of cash paid for our acquisition of US Oncology, net of cash acquired, and $0.1 billion of cash received from the sale of MAP.
     Financing activities utilized cash of $1.4 billion and $0.2 billion during the first nine months of 2011 and 2010. Financing activities for 2011 and 2010 include $1.5 billion and $0.3 billion in cash paid for stock repurchases. In December of 2010 we assumed $1.9 billion of debt in connection with the acquisition of US Oncology, which was a non-cash transaction.
     In April 2008, the Company’s Board of Directors (the “Board”) approved a plan to repurchase $1.0 billion of the Company’s common stock, of which $531 million remained available as of March 31, 2010.
     In April 2010, the Board authorized a plan to repurchase up to an additional $1.0 billion of the Company’s common stock. In May 2010, we entered into a capped accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $1.0 billion of the Company’s common stock. As a result of the ASR program, we repurchased 12.7 million shares for $1.0 billion during the first quarter of 2011, which was funded with cash on hand. The ASR program was completed on July 26, 2010 and we received 1.9 million additional shares on July 29, 2010. The total number of shares repurchased under the ASR program was 14.6 million shares at an average price per share of $68.66.
     In addition, we repurchased 8.6 million shares for $531 million during the second quarter of 2011.
     As a result of these purchases, the April 2008 and April 2010 plans have been completed and no amounts remain authorized for repurchase under these plans.
     In October 2010, the Board authorized a plan to repurchase up to an additional $1.0 billion of the Company’s common stock. No shares were repurchased during the third quarter of 2011.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Selected Measures of Liquidity and Capital Resources

	December 31,	March 31,
(Dollars in millions)	2010	2010

Cash and cash equivalents	$3,213	$3,731
Working capital	2,008	4,492
Debt, net of cash and cash equivalents	849	(1,434)
Debt to capital ratio (1)	36.5%	23.4%
Net debt to net capital employed (2)	10.7	(23.5)
Return on stockholders’ equity (3)	15.9	18.7

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Working capital primarily includes cash and cash equivalents, receivables and inventories, net of drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and customer requirements. Consolidated working capital decreased primarily due to an increase in the current portion of long-term debt and a decrease in cash and cash equivalents associated with the acquisition of US Oncology. See Financial Note 2, “Business Combinations,” for further information.
     Our ratio of net debt to net capital employed increased in 2011 primarily due to an increase in total debt as a result of the US Oncology acquisition. Cash equivalents are invested in overnight repurchase agreements collateralized by US Treasury and/or securities that are guaranteed or sponsored by the US government, a US government money market fund, a AAA rated prime money market fund denominated in US dollars, a AAA rated prime money market fund denominated in British pound sterling, and Canadian government securities.
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
     Contractual Obligations
     Upon our purchase of US Oncology in December 2010, we assumed the outstanding debt of US Oncology Holdings, Inc. and its wholly owned subsidiary US Oncology, Inc. Immediately prior to our acquisition, US Oncology Holdings, Inc. called for redemption all of its outstanding Senior Unsecured Floating Rate Toggle Notes (“Floating Rate Notes”) due 2012, and US Oncology, Inc. called for redemption all of its outstanding 9.125% Senior Secured Notes due 2017 (“Secured Notes”) and 10.75% Senior Subordinated Notes due 2014 (“Subordinated Notes”). Redemption will occur during our fourth quarter and as a result all of these notes are included in the current portion of long-term debt in our condensed consolidated balance sheet. The fair value of the outstanding debt, including principal amounts, and associated redemption premiums is $1.8 billion.
     We redeemed the Floating Rate Notes, including accrued interest, on January 31, 2011 for $540 million. In the fourth quarter of 2011, we will redeem the Secured Notes and the Subordinated Notes using cash on hand and borrowings under our Senior Bridge Term Loan Facility.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     In connection with our purchase of US Oncology, we assumed non-cancelable operating lease obligations of office space, certain comprehensive cancer centers and certain equipment. These acquired lease obligations are additive to the operating lease obligations disclosed in our obligations and commitments table in our 2010 Annual Report. As of December 31, 2010, total future minimum lease payments, including escalation provisions, of the acquired leases are approximately $535 million. Minimum lease payments due under these acquired leases are as follows: $20 million for the remainder of 2011, $79 million, $69 million, $61 million, and $53 million for 2012 through 2015 and $253 million thereafter.
     Credit Resources
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable securitization facility, and short-term borrowings under the revolving credit facility and commercial paper.
     Senior Bridge Term Loan Facility
     In connection with our execution of an agreement to acquire US Oncology, in November 2010 we entered into a $2.0 billion unsecured Senior Bridge Term Loan Agreement (“Bridge Loan”). In December 2010, we reduced the Bridge Loan commitment to $1.0 billion. On January 31, 2011, we borrowed $1 billion under the Bridge Loan. Borrowings under the Bridge Loan must be repaid in full no later than December 30, 2011 or, in full or in part, upon certain events occurring prior to such time, including specified debt and equity issuances and asset sales. The Bridge Loan bears interest based on the London Interbank Offered Rate plus a margin based on the Company’s credit ratings and the amount of time any borrowings under the Bridge Loan remain outstanding. Amounts repaid under the Bridge Loan cannot be redrawn by the Company. The Bridge Loan contains debt covenants similar to those in our existing revolving credit facility. We anticipate repaying funds obtained from the Bridge Loan and replacing cash resources used to redeem the US Oncology debt with long-term financing.
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
     At December 31, 2010, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. As of March 31, 2010, there were no accounts receivable sold under the Facility. Additionally, there were no sales of interests to the Purchaser Groups in the quarter and nine months ended December 31, 2010 or 2009.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Additional information regarding our accounts receivable securitization facility is included in Financial Note 9, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offered Rate. There were no borrowings under this facility for the first nine months of 2011 and 2010. As of December 31, 2010 and March 31, 2010, there was no debt balance under this facility; however, there was $40 million in letters of credit issued under this facility which reduces the amount available for borrowing.
     Commercial Paper
     There were no commercial paper issuances during the third quarter of 2011 and there was no balance outstanding at December 31, 2010.
     Debt Covenants
     Our various borrowing facilities, including our accounts receivable securitization facility, our Bridge Loan facility, and our long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, and under our accounts receivable securitization facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated and the availability under the Facility could be reduced. As of December 31, 2010, this ratio was 36.5% and we were in compliance with our other financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth in Financial Note 13, “Other Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on the Company’s share repurchases during the third quarter of 2011.

	Share Repurchases(1)
			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased As	Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased	Per Share	Program	Programs

October 1, 2010 – October 31, 2010	—	$—	—	$1,000
November 1, 2010 – November 30, 2010	—	—	—	1,000
December 1, 2010 – December 31, 2010	—	—	—	1,000

Total	—	—	—	1,000

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Reserved
Item 5. Other Information
     None

McKESSON CORPORATION
Item 6. Exhibits
     Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit
Number	Description

10.1*	Forms of (i) Statement of Standard Terms and Conditions applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares, (ii) Stock Option Grant Notice and (iii) Restricted Stock Unit Agreement, under the McKesson Corporation 2005 Stock Plan, as amended and restated on October 26, 2010.

10.2*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.

10.3	Senior Bridge Term Loan Agreement, dated as of November 23, 2010, among McKesson Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 29, 2010, File No. 1-13252).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McKesson Corporation
Dated: February 1, 2011	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller