Form 10-K
period 2011-03-31
MCKESSON CORP
filed 2011-05-05
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 2010, was approximately $15.5 billion.
     Number of shares of common stock outstanding on April 29, 2011: 252,120,037
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION
PART II
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
EX-12
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

McKESSON CORPORATION
PART I
Item 1.   Business
General
     McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns), is a Fortune 15 corporation that delivers medicines, pharmaceutical supplies, information and care management products and services designed to reduce costs and improve quality across the healthcare industry.
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.
     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) are available free of charge on our website (www.mckesson.com under the “Investors — Financial Information — SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.
     The public may also read or copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the website is http://www.sec.gov.
Business Segments
     We operate in two segments. The McKesson Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), one of the leading pharmaceutical distributors in Mexico, and a 39% interest in Parata Systems, LLC (“Parata”), which sells automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies.
     The McKesson Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment also includes our Payer group of businesses, which includes our InterQual® clinical criteria solution, medical management tools, claims payment solutions and care management programs. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payers from North America, the United Kingdom, Ireland, other European countries and Israel.
     Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2011		2010		2009

Distribution Solutions	$108.9	97%	$105.6	97%	$103.6	97%
Technology Solutions	3.2	3%	3.1	3%	3.0	3%

Total	$112.1	100%	$108.7	100%	$106.6	100%

McKESSON CORPORATION
Distribution Solutions
     McKesson Distribution Solutions consists of the following businesses: U.S. Pharmaceutical Distribution, McKesson Canada, Medical-Surgical Distribution, McKesson Pharmacy Systems and Automation and McKesson Specialty Care Solutions. This segment also includes our 49% interest in Nadro and 39% interest in Parata.
     U.S. Pharmaceutical Distribution: This business supplies pharmaceuticals and/or other healthcare-related products to customers in three primary customer channels: (1) retail national accounts (including national and regional chains, food/drug combinations, mail order pharmacies and mass merchandisers); (2) independent retail pharmacies; and (3) institutional healthcare providers (including hospitals, health systems, integrated delivery networks, clinics and alternate site providers). This business also provides solutions and services to pharmaceutical manufacturers.
     Our U.S. pharmaceutical distribution business operates and serves thousands of customer locations through a network of 28 distribution centers, as well as a primary redistribution center, a strategic redistribution center and two repackaging facilities, serving all 50 states and Puerto Rico. We invest in technology and other systems at all of our distribution centers to enhance safety, reliability and provide the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, an award-winning technology that integrates and tracks all internal inventory-related functions such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware and radio frequency signals to provide customers with real-time product availability and industry-leading order quality and fulfillment in excess of 99.9% adjusted accuracy. In addition, we offer Mobile ManagerSM, which integrates portable handheld technology with Acumax® Plus to give customers complete ordering and inventory control. We also offer McKesson ConnectSM, an Internet-based ordering system that provides item lookup and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. Together, these features help ensure customers have the right products at the right time for their facilities and patients.
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
     The major offerings of the McKesson U.S. Pharmaceutical Distribution business by customer group can be categorized as retail national accounts, independent retail pharmacies and institutional healthcare providers.
     Retail National Accounts — Business solutions that help national account customers increase revenues and profitability. Solutions include:
•	Central FillSM — Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately and at a lower cost, while reducing inventory levels and improving customer service.
•	Redistribution Centers — Two facilities totaling over 500 thousand square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologicals. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.
•	EnterpriseRx® — A fully integrated and centrally hosted pharmacy management solution (software as a service model). EnterpriseRx® centralizes data, reporting, pricing and drug updates, providing the operational control, visibility and support needed to reduce costs and streamline administrative tasks.
•	RxPakSM — Bulk-to-bottle repackaging service that leverages our purchasing scale and supplier relationships to provide pharmaceuticals at reduced prices, help increase inventory turns and reduce working capital investment.
•	Inventory Management — An integrated solution comprising forecasting software and automated replenishment technologies that reduce inventory-carrying costs.
•	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of generic drugs, low pricing and one-stop shopping.

McKESSON CORPORATION
     Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:
•	Health Mart® —Health Mart® is a national network of more than 2,700 independently-owned pharmacies and is one of the industry’s most comprehensive pharmacy franchise programs. Health Mart® provides franchisees with managed care that drives pharmacy benefit manager recognition, branding that drives consumer recognition, in-store programs that drive manufacturer and payer recognition and community advocacy programs that drive industry recognition. Health Mart® helps franchisees grow their businesses by focusing on the three principles of successful retailing:
–	Attract new customers;

–	Maximize the value of current customers; and

–	Enhance business efficiency.
•	AccessHealth® — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.

•	McKesson Reimbursement AdvantageSM (“MRA”) — MRA is one of the industry’s most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services and customer care.

•	McKesson OneStop Generics® — described above.

•	EnterpriseRx® — described above.

•	Sunmark® — Complete line of more than 1,000 products that provide retail independent pharmacies with value-priced alternatives to national brands.

•	FrontEdge™ — Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.

•	McKesson Home Health Care — Comprehensive line of more than 1,800 home health care products, including durable medical equipment, diabetes supplies, self-care supplies and disposables from national brands and the Sunmark® line.

•	Central FillSM — described above.
     Institutional Healthcare Providers — Electronic ordering/purchasing and supply chain management systems that help customers improve financial performance, increase operational efficiencies and deliver better patient care. Solutions include:
•	McKesson Pharmacy Optimization® — An experienced group of pharmacy professionals providing consulting services and pharmacy practice resources. McKesson Pharmacy Optimization® develops customized and quantifiable solutions that help hospitals create and sustain financial, operational and clinical results.
•	Fulfill-RxSM — Ordering and inventory management system that integrates McKesson pharmaceutical distribution services with our automation solutions, thus empowering hospitals to optimize the often complicated and disjointed processes related to unit-based cabinet replenishment and inventory management.
•	Asset Management — Award-winning inventory optimization and purchasing management program that helps institutional providers lower costs while ensuring product availability.
•	SKY Packaging — Blister-format packaging containing the most widely prescribed dosages and strengths in generic oral-solid medications. SKY Packaging enables acute care, long-term care and institutional pharmacies to provide cost-effective, uniform packaging.
•	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that enables acute care pharmacies to capture the full potential of purchasing generic pharmaceuticals. The Long-Term Care OneStop Generics program allows a long-term care pharmacy to capture savings on generic purchases.
•	McKesson 340B Solution Suite — Solutions that help providers manage, track and report on medication replenishment associated with the federal 340B Drug Pricing Program.
•	High Performance Pharmacy® — Framework that identifies and categorizes hospital pharmacy best practices to help improve clinical outcomes and financial results. The High Performance Pharmacy Assessment Tool enables hospital pharmacies to measure against comparable institutions and chart a step-by-step path to high performance.

McKESSON CORPORATION
     McKesson Canada: McKesson Canada, a wholly-owned subsidiary, is one of the largest pharmaceutical distributors in Canada. McKesson Canada, through its network of 17 distribution centers, provides logistics and distribution to more than 800 manufacturers - delivering their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions throughout Canada. Beyond pharmaceutical distribution, logistics and order fulfillment, McKesson Canada has automated over 2,500 retail pharmacies and is also active in hospital automation solutions, dispensing more than 100 million doses each year. In partnership with other McKesson businesses, McKesson Canada provides a full range of services to Canadian manufacturers and healthcare providers, contributing to the quality and safety of care for patients.
     Medical–Surgical Distribution: This business provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers including physicians’ offices, surgery centers, extended care facilities, homecare and occupational health sites through a network of 28 distribution centers within the U.S. This business is a leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care, occupational health facilities and homecare sites (extended care). Through a variety of technology products and services geared towards the supply chain, our Medical-Surgical Distribution business is focused on helping its customers operate more efficiently while providing one of the industry’s most extensive product offerings, including our own private label line. This business also includes ZEE® Medical, one of the most extensive product offerings in the industry of first aid, safety and training solutions, providing services to industrial and commercial customers. This business offers an extensive line of products and services aimed at maximizing productivity and minimizing the liability and cost associated with workplace illnesses and injuries.
     McKesson Pharmacy Systems and Automation: This business supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies. Its primary offering is EnterpriseRx®, a fully integrated and centrally hosted pharmacy management solution (software as a service model). EnterpriseRx® centralizes data, reporting, pricing and drug updates, providing the operational control, visibility and support needed to reduce costs and streamline administrative tasks. We also own a 39% interest in Parata, which sells automated pharmacy and supply management systems and services to retail and institutional pharmacies.
     McKesson Specialty Care Solutions: This business provides solutions for patients with complex diseases and advances specialty care by facilitating collaboration among healthcare providers, drug manufacturers and payers through our expertise in specialty drug distribution and commercialization support. The business provides direct-to-physician specialty distribution services ensuring specialty drugs are received in manufacturer recommended conditions. This business also offers our industry leading Lynx® integrated technologies and clinical tools, which help provider organizations to improve their inventory management, business efficiencies and reimbursement processes. The business also works with manufacturers to optimize delivery of complex medication to patients through custom distribution and safety programs that support appropriate product utilization, as well as the development and management of reimbursement and patient access programs that help patients to gain cost effective access to needed therapies. On December 30, 2010, we acquired US Oncology Holdings, Inc. (“US Oncology”) of The Woodlands, Texas, an integrated oncology company, which expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists. US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payers and the broader medical industry across all phases of the cancer research and delivery continuum.
Technology Solutions
     Our Technology Solutions segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve quality and patient safety, reduce the cost and variability of care and better manage their resources and revenue stream. This segment also includes our InterQual® clinical criteria solution, medical management tools, claims payment solutions and care management programs. Technology Solutions markets its products and services to integrated delivery networks, hospitals, physician practices, home healthcare providers, retail pharmacies and payers. Our solutions and services are sold internationally through subsidiaries and/or distribution agreements in Canada, the United Kingdom, Ireland, other European countries and Israel.

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
     Key solution areas are as follows:
     Clinical and financial management: We provide comprehensive clinical and financial information systems for hospitals and health systems of all sizes. These systems are designed to improve the safety and quality of patient care and improve clinical, financial and operational performance. Clinical functionality includes a data repository, care planning, physician order entry and documentation, nursing documentation with bar-coded medication administration, laboratory, radiology, pharmacy, surgical management, emergency department and ambulatory EHR systems, a Web-based physician portal and a comprehensive solution for homecare. Revenue management solutions are designed to improve financial performance by reducing days in accounts receivable, preventing insurance claim denials, reducing costs and improving productivity. Solutions include online patient billing, contract management, electronic claims processing and coding compliance checking. These solutions streamline patient access and help organizations to forecast financial responsibility for constituents before and during care, allowing providers to collect their reimbursements more quickly and at a lower cost.
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
     Performance management: Performance management solutions are designed to enhance an organization’s ability to plan and optimize quality care delivery. Enterprise visibility and performance analytics provide business intelligence that enables providers to manage capacity, outcomes, productivity and patient flow. Workforce management solutions assist caregivers with staffing and maintaining labor rule continuity between scheduling, time and attendance and payroll. A comprehensive supply chain management solution integrates enterprise resource planning applications, including financials, materials, human resources/payroll, with scheduling, point of use, surgical and anesthesia services and enterprise-wide analytics.
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
     Physician practice solutions: We provide a complete solution for physician practices of all sizes that includes software, revenue cycle outsourcing and connectivity services. Software solutions include practice management and EHR software for physicians of every size and specialty. Our physician practice offering also includes outsourced billing and collection services as well as services that connect physicians with their patients, hospitals, retail pharmacies and payers. Revenue cycle outsourcing enables physician groups to avoid the infrastructure investment and administrative costs of an in-house billing office. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice.

McKESSON CORPORATION
     Connectivity: Through our vendor-neutral RelayHealth® and its intelligent network, the Company provides health information exchange and revenue cycle management solutions that streamline clinical, financial and administrative communication between patients, providers, payers, pharmacies, manufacturers, government and financial institutions. RelayHealth® helps to accelerate the delivery of high-quality care and improve financial performance through online consultation of physicians by patients, electronic prescribing by physicians, point-of-service resolution of pharmacy claims by payers, pre-visit financial clearance of patients by providers and post-visit settlement of provider bills by payers and patients. RelayHealth® securely processes more than 14.8 billion financial and clinical transactions annually.
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
     Payer Group: The following suite of services and software products is marketed to payers, hospitals and government organizations to help manage the cost and quality of care:
•	Disease management programs to improve the health status and health outcomes of patients with chronic conditions;
•	Nurse advice services to provide health information and recommend appropriate levels of care;
•	Clinical and analytical software to support utilization, case and disease management workflows;
•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;
•	InterQual® Criteria for clinical decision support and utilization management; and
•	Claims payment solutions to facilitate accurate and efficient medical claim payments.
Business Combinations and Discontinued Operation
     We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2 and 6, “Business Combinations” and “Discontinued Operation,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Competition
     In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers of the segment, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in this segment.

McKESSON CORPORATION
     Our Technology Solutions segment experiences substantial competition from many firms, including other software services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, payers, care management organizations, hardware vendors and internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered.
Intellectual Property
     The principal trademarks and service marks of the Distribution Solutions segment include: AccessHealth®, Acumax®, Central FillSM, Closed Loop DistributionSM, CypressSM, Cypress Plus®, Edwards Medical Supply®, Empowering Healthcare®, EnterpriseRx®, Expect More From MooreSM, FrontEdge™, Fulfill-RxSM, Health Mart®, High Performance Pharmacy®, LoyaltyScript®, Lynx®, Max Impact®, McKesson®, McKesson AdvantageSM, McKesson ConnectSM, McKesson Empowering Healthcare®, McKesson High Volume SolutionsSM, McKesson Max Rewards®, McKesson OneStop Generics®, McKesson Pharmacy CentralSM, McKesson Pharmacy Optimization®, McKesson Priority Express OTCSM, McKesson Reimbursement AdvantageSM, McKesson Supply ManagerSM, MediNet™, Medi-Pak®, Mobile ManagerSM, Moore Medical®, Moorebrand®, Northstarx®, Onmark®, OTN®, Pharma360®, PharmacyRx™, Pharmaserv®, RX PakSM, RxOwnership®, ServiceFirstSM, Staydry®, Sterling Medical Services®, Sunmark®, The Supply Experts®, Supply Management OnlineSM, TrialScript®, Valu-Rite®, XVIII B Medi Mart®, Zee Medical Service®, ZEE®, US Oncology®, United We WinSM, Triangle Design®, AccessMed®, OncologyRx Care Advantage®, Oncology TodaySM, Nexcura®, Innovent®, Comprehensive Strategic Alliance (CSA)SM, Advancing Cancer Care in America®, iKnowMedSM, Accessmed®, CaresRxSM, Research & Education®, Heal Living Well After Cancer®, Heart Profilers & Design®, Iknowchart™, Oncology Today Translating Knowledge Into Cancer Care®, Radmap™, Selectplus Oncology®, US Cancer AllianceSM, and Market Focus SM.
     The substantial majority of technical concepts and codes embodied in our Technology Solutions segment’s computer programs and program documentation are protected as trade secrets. The principal trademarks and service marks for this segment are: AcuDose-Rx®, ANSOS One-Staff™, Ask-A-Nurse®, Care Fully Connected™, CareEnhance®, Connect-RN™, Connect-Rx®, CRMS™, DataStat®, ePremis®, Episode Profiler™, E-Script™, Fulfill-RxSM, HealthQuest™, Horizon Admin-Rx™, Horizon Clinicals®, Horizon Enterprise Revenue ManagementTM, HorizonWP®, InterQual®, Lytec®, MedCarousel®, Medisoft®, ORSOS One-Call™, PACMED™, PakPlus-Rx™, Paragon®, Pathways 2000®, Patterns Profiler™, Per-Se™, Per-Se Technologies®, PerYourHealth.com®, Practice Partner®, Premis®, ProIntercept®, ProMed®, ProPBM®, RelayHealth®, ROBOT-Rx®, SelfPace®, Series 2000™, STAR 2000™, SupplyScan™, TRENDSTAR® and WebVisit™.
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
Other Information about the Business
     Customers: During 2011, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“CVS”) and Rite Aid Corporation (“Rite Aid”), accounted for approximately 14% and 11% of our total consolidated revenues. At March 31, 2011, accounts receivable from our ten largest customers were approximately 43% of total accounts receivable. Accounts receivable from CVS, Wal-Mart Stores, Inc. (“Walmart”) and Rite Aid were approximately 13%, 10% and 9% of total accounts receivable. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.

McKESSON CORPORATION
     Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 7% of our purchases in 2011. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers on the whole are good. The ten largest suppliers in 2011 accounted for approximately 47% of our purchases.
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
     Research and Development: Our development expenditures primarily consist of our investment in software held for sale. We spent $471 million, $451 million and $438 million for development activities in 2011, 2010 and 2009 and of these amounts, we capitalized 14%, 17% and 17%. Development expenditures are primarily incurred by our Technology Solutions segment. Our Technology Solutions segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals and other customers. We believe that a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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
     We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 17, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
     The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2011 and is not expected to be material in the next year.
     Employees: On March 31, 2011, we employed approximately 36,400 persons compared to 32,500 on March 31, 2010 and 2009.
     Financial Information About Foreign and Domestic Operations: Information as to foreign and domestic operations is included in Financial Notes 1 and 20, “Significant Accounting Policies” and “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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
     From time-to-time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings involving antitrust, commercial, employment, environmental, intellectual property, regulatory, tort and other various claims. All such legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary damages. In some cases, substantial non-economic remedies or punitive damages may be sought. For some complaints filed against the Company, we are currently unable to estimate the amount of possible losses that might be incurred should these legal proceedings be resolved against the Company.
     The outcome of litigation and other legal matters is always uncertain and outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or any combination of more than one legal matter could result in a material adverse impact on our financial position or results of operations. For example, we are involved in a number of legal proceedings described in Financial Note 17, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements that could have such an impact, including class actions and other legal proceedings alleging that we engaged in illegal conduct that caused average wholesale prices to rise for certain prescription drugs during specified periods.
     Litigation is costly, time-consuming and disruptive to normal business operations. The defense of these matters could also result in continued diversion of our management’s time and attention away from business operations, which could also harm our business. Even if these matters are not resolved against us, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation. For additional information regarding certain of the legal proceedings in which we are involved, see Financial Note 17, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements.

McKESSON CORPORATION
Changes in the United States healthcare industry and regulatory environment could have a material adverse impact on our results of operations.
     Our products and services are primarily intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry in the United States has changed significantly in an effort to reduce costs. These changes have included increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors and the development of large, sophisticated purchasing groups. We expect the healthcare industry in the United States to continue to change and for healthcare delivery models to evolve in the future.
     Changes in the healthcare industry’s or our pharmaceutical suppliers’ pricing, selling, inventory, distribution or supply policies or practices could significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes could have a material adverse impact on our results of operations, while not affecting some of our competitors who offer a narrower range of products and services.
     The majority of our U.S. pharmaceutical distribution business’ agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide; however, failure to successfully renew these contracts in a timely and favorable manner could have a material adverse impact on our results of operations. In addition, branded price inflation can be the partial economic basis of some of our distribution business agreements with pharmaceutical manufacturers. If the frequency or rate of branded price increases slows, it could have a material adverse impact on our results of operations.
     In addition, we also distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. In recent years, our financial results have improved from our generic drug offerings. An increase or a decrease in the availability or changes in pricing trends or reimbursement of these generic drugs could have a material adverse impact on our results of operations.
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
     In recent years, the pharmaceutical suppliers have been subject to increasing consolidation. As a result, a small number of very large companies control a significant share of the market. Accordingly, we depend on fewer suppliers for our products and therefore we may be less able to negotiate price terms with suppliers.
     Many healthcare organizations also have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our products and services. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, which in turn may erode our customer and revenue base.
     The healthcare industry is highly regulated, and further regulation of our distribution businesses and computer-related products and services could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations.

McKESSON CORPORATION
     Healthcare Fraud: We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, and the federal government continues to strengthen its position and scrutiny over practices involving fraud affecting Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse, which among other things (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs, (2) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs, and (3) prohibit the knowing submission of a false or fraudulent claim for payment to a federal health care program such as Medicare and Medicaid. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
     Reimbursements: Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), signed into law in 2010, revised the federal upper limits for Medicaid reimbursement for multiple source generic drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly average manufacturer price (“AMP”) using a smoothing process. In addition, Medicare, Medicaid and the State Children’s Health Insurance Program (“SCHIP”) Extension Act of 2007 requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the calculation of the Medicare Part B drug average sales price (“ASP”) to an actual sales volume basis. We expect that the use of an AMP benchmark and the revised ASP calculations would result in a reduction in the Medicaid reimbursement rates to our customers for certain generic pharmaceuticals, which could indirectly impact the prices that we can charge our customers and cause corresponding declines in our profitability. There can be no assurance that these changes would not have a material adverse impact on our results of operations.
     Operating, Security and Licensure Standards: We are subject to the operating and security standards of the Drug Enforcement Administration (the “DEA”), the Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (“HHS”), the CMS and other comparable agencies. Certain of our businesses may be required to register for permits and/or licenses with, and comply with operating and security standards of the DEA, FDA, HHS, CMS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies, depending upon the type of operations and location of product distribution, manufacturing and sale. As part of these operating, security and licensure standards, we regularly receive requests for information and occasionally subpoenas from government authorities. Although we believe that we are in compliance in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have a material adverse impact on our results of operations.
     Pedigree Tracking: There have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system (“pedigree tracking”). Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system, while other government agencies are currently evaluating their recommendations. For example, Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using radio frequency tagging and electronic pedigrees, which will be effective for us in July 2016.

McKESSON CORPORATION
     Final regulations under the federal Prescription Drug Marketing Act requiring pedigree and chain of custody tracking in certain circumstances became effective December 1, 2006. This latter regulation has been challenged in a case brought by secondary distributors. A preliminary injunction was issued by the United States District Court for the Eastern District of New York that temporarily enjoined implementation of this regulation. This injunction was affirmed by the Court of Appeals for the Second Circuit in July 2008. In December 2008, both parties agreed to delay this litigation, pending the outcome of certain U.S. congressional legislative initiatives. In addition, the Food and Drug Administration Amendments Act of 2007 (“FDAA”), which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (“SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. Nonetheless, these pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have a material adverse impact on our results of operations.
     Privacy: State, federal and foreign laws regulate the confidentiality of sensitive personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified privacy and security measures. Regulations currently in place, including regulations governing electronic health data transmissions, continue to evolve and are often unclear and difficult to apply. Although our policies, procedures and systems are being updated and modified to comply with the current requirements of applicable state and foreign laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health (“HITECH”) Act portion of the American Recovery and Reinvestment Act (“ARRA”) of 2009, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or it could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have a material adverse impact on our results of operations. In addition, the HITECH Act expanded HIPAA privacy and security requirements and increased financial penalties for violations. It also extended certain provisions of the federal privacy and security standards to us in our capacity as a business associate of our payer and provider customers. These standards may be interpreted by a regulatory authority in a manner that could require us to make a material change to our operations. Furthermore, failure to maintain confidentiality of sensitive personal information in accordance with applicable regulatory requirements could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
     Health Care Reform: The Affordable Care Act significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers. Further federal and state proposals for healthcare reform are likely. While we do not currently anticipate that the Affordable Care Act will have a material impact on our business, financial condition and results of operations, given the scope of the changes made and the uncertainties associated with the its implementation, we cannot predict its full impact on the Company at this time.
     Interoperability Standards: There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This need for interoperability is leading to the development of standards by various groups, and certain federal and state agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, the HITECH Act requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government. Effective September 27, 2010, CMS issued a rule that utilizes a staged approach for defining meaningful use criteria. In “Stage 1,” CMS defined the initial criteria for meaningful use, and has stated that it intends to update these initial criteria with additional “Stage 2” criteria by the end of calendar 2011, and with additional “Stage 3” criteria by the end of calendar 2013. We may incur increased development costs and delays in upgrading our customer software and systems to be in compliance with these varying and evolving standards. In addition, these new standards may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. To the extent these standards are narrowly construed or delayed in publication, or that we are delayed in achieving certification under these evolving standards for applicable products, our customers may postpone or cancel their decisions to purchase or implement our software and systems.

McKESSON CORPORATION
     FDA Regulation of Computer Products: The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic Act. For example, effective April 18, 2011, the FDA issued a new rule regulating certain computer data systems as medical devices. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Any additional FDA regulations governing computer products, once issued, may increase the cost and time to market new or existing products or may prevent us from marketing our products.
     Standards for Submission of Health Care Claims: HHS has adopted two new rules that impact healthcare claims submitted for reimbursement. In the first rule, effective January 1, 2012, HHS has modified the standards for electronic health care transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. In the second rule, effective October 1, 2013, HHS has updated and expanded the standard medical code sets for diagnosis and procedure coding from International Classification of Diseases, Ninth Revision (“ICD-9”) to International Classification of Diseases, Tenth Revision (“ICD-10”). Updating systems to Version 5010 is required for use of the ICD-10 code set. Generally, claims submitted not using Version 5010 and ICD-10 when required will not be processed, and health plans not accepting transactions using Version 5010 and ICD-10 may experience significant increases in customer service inquiries. We may incur increased development costs and delays in delivering solutions and upgrading our software and systems to be in compliance with these new standards. In addition, these standards may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. Delays in providing software and systems that are in compliance with the new standards may result in postponement or cancellation of our customers’ decisions to purchase our software and systems.
     Claims Transmissions: Medical billing and collection activities are governed by numerous federal and state civil and criminal laws that pertain to companies that provide billing and collection services, or that provide consulting services in connection with billing and collection activities. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have a material adverse impact on our results of operations.
Changes in the Canadian healthcare industry and regulatory environment could have a material adverse impact on our results of operations.
     The provincial governments in Canada provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs. Similar to the United States, the Canadian healthcare industry has undergone significant changes in recent years in an effort to reduce program costs. For example, in 2006 the Ontario government significantly revised the drug reimbursement system with the passage of the Transparent Drug System for Patients Act. In recent years, to reduce the cost for taxpayers, various provinces took further steps to reform the rules regarding the sale of generic drugs. These changes include the significant lowering of prices for generic pharmaceuticals and, in some provinces, the elimination or reduction of professional allowances paid to pharmacists by generic manufacturers. These reforms may adversely affect the distribution of drugs as well as the pricing for prescription drugs for the Company’s operations in Canada. Other provinces are considering similar changes, which would also lower pharmaceutical pricing and service fees. Individually or in combination, such changes in the Canadian healthcare environment may significantly reduce our Canadian revenue and operating profit.

McKESSON CORPORATION
Competition may erode our profit.
     In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers of the segment, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in this segment.
     Our Technology Solutions segment experiences substantial competition from many firms, including other software services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, payers, care management organizations, hardware vendors and internet-based companies with technology applicable to the healthcare industry. Competition varies in size from small to large companies, in geographical coverage and in scope and breadth of products and services offered. These competitive pressures could have a material adverse impact on our results of operations.
A material reduction in purchases or the loss of a large customer or group purchasing organization, as well as substantial defaults in payment by a large customer or group purchasing organization, could have a material adverse impact on our financial condition, results of operations and liquidity.
     In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2011, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our two largest customers, CVS and Rite Aid, accounted for approximately 14% and 11% of our total consolidated revenues. At March 31, 2011, accounts receivable from our ten largest customers were approximately 43% of total accounts receivable. Accounts receivable from CVS, Walmart and Rite Aid were approximately 13%, 10% and 9% of total accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. A material default in payment, change in our customer mix, reduction in purchases, or the loss of a large customer or GPO could have a material adverse impact on our financial condition, results of operations and liquidity.
     We generally sell our products and services to customers on credit that is short-term in nature and unsecured. Any adverse change in general economic conditions can adversely reduce sales to our customers, affect consumer buying practices or cause our customers to delay or be unable to pay accounts receivable owed to us, which may in turn materially reduce our revenue growth and cause a material decrease in our profitability and cash flow. Further, interest rate fluctuations and changes in capital market conditions may also affect our customers’ ability to obtain credit to finance their business under acceptable terms, which in turn may materially reduce our revenue growth and cause a decrease in our profitability.
Contracts with the U.S. federal government and other governments and their agencies pose additional risks relating to future funding and compliance.
     Contracts with the U.S. federal government and other governments and their agencies are subject to various uncertainties, restrictions and regulations, including oversight audits by various government authorities and profit and cost controls. Government contracts also are exposed to uncertainties associated with funding. Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, our government clients may terminate our contracts for convenience or decide not to renew our contracts with little or no prior notice. The loss of such contracts could have a material adverse impact on our results of operations.

McKESSON CORPORATION
     In addition, since government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, we must comply with such requirements. For example, for contracts with the U.S. federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, and the Cost Accounting Standards. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. These regulations and requirements affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. Government contracts also contain terms that expose us to higher levels of risk and potential liability than non-government contracts.
     We also are subject to government audits, investigations, and proceedings. For example, government agencies routinely review and audit government contractors to determine whether allowable costs are in accordance with applicable government regulations. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies.
     If we violate these rules or regulations, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed by the government including monetary damages and criminal and civil penalties. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work, or payment of our costs could be disallowed. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our results of operations.
Our future results could be materially affected by a number of public health issues whether occurring in the United States or abroad.
     Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have a broader adverse impact on consumer spending and confidence levels that would negatively affect our suppliers and customers. We have developed contingency plans to address infectious disease scenarios and the potential impact on our operations, and we will continue to update these plans as necessary. However, there can be no assurance that these plans will be effective in eliminating the negative impact of any such diseases on the Company’s operating results. We may be required to suspend operations in some or all of our locations, which could have a material adverse impact on our business, financial condition and results of operations.
Our Distribution Solutions segment is dependent upon sophisticated information systems. The implementation delay, malfunction, or failure of these systems for any extended period of time could have a material adverse impact on our business.
     We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to (1) facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers, (2) receive, process and ship orders and handle other product and services on a timely basis, (3) manage the accurate billing and collections for thousands of customers, and (4) process payments to suppliers. If these systems are interrupted, damaged by an unforeseen event or actions of a third party, or fail for any extended period of time, we could have a material adverse impact on our results of operations.
We could experience losses or liability not covered by insurance.
     In order to provide prompt and complete service to our major Distribution Solutions segment’s customers, we maintain significant product inventory at certain of our distribution centers. While we seek to maintain property insurance coverage in amounts sufficient for our business, there can be no assurance that our property insurance will be adequate or available on acceptable terms. One or more large casualty losses caused by fire, earthquake or other natural disaster in excess of our coverage limits could have a material adverse impact on our results of operations.

McKESSON CORPORATION
     Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payer businesses (which include disease management programs and our nurse triage services) and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. If customers assert liability claims against our products and/or services, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit our liability to customers by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract, such as a claim directly by a patient. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful product or professional liability claim not fully covered by our insurance could have a material adverse impact on our results of operations.
The failure of our healthcare technology businesses to attract and retain customers due to challenges in software product integration or to keep pace with technological advances may significantly reduce our results of operations.
     Our healthcare technology businesses, the bulk of which resides in our Technology Solutions segment, deliver enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions and pharmacy automation to hospitals, physicians, homecare providers, retail and mail order pharmacies and payers. Challenges integrating software products could impair our ability to attract and retain customers, and it could have a material adverse impact on our consolidated results of operations and a disproportionate impact on the results of operations of our Technology Solutions segment.
     Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the technology products and services offered by our various businesses. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure or render our products obsolete.
     The success of our technology businesses will depend, in part, on our ability to be responsive to technological developments, pricing pressures and changing business models. To remain competitive in the evolving healthcare information systems marketplace, our technology businesses must also develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of our technology businesses to attract and retain customers, and thereby it could have a material adverse impact on our results of operations.
Proprietary technology protections may not be adequate and products may be found to infringe the rights of third parties.
     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are equivalent or superior to our technology. In addition, despite protective measures, we may be subject to unauthorized use of our technology due to copying, reverse-engineering or other infringement. Although we believe that our products do not infringe the proprietary rights of third parties, from time-to-time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing others’ rights, we may be required to pay substantial damage awards and forced to develop non-infringing products or technology, obtain a license or cease selling the products that contain the infringing technology. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments or costs of developing replacement products or technology could have a material adverse impact on our results of operations.

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
     We provide remote hosting services that involve operating both our software and the software of third-party vendors for our customers. The ability to access the systems and the data that we host and support on demand is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation (1) power loss and telecommunications failures, (2) fire, flood, hurricane and other natural disasters, (3) software and hardware errors, failures or crashes, and (4) computer viruses, hacking and similar disruptive problems. We attempt to mitigate these risks through various means including disaster recovery plans, separate test systems and change control and system security measures, but our precautions may not protect against all problems. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.
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

McKESSON CORPORATION
We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.
     We are required under U.S. generally accepted accounting principles (“GAAP”) to test our goodwill for impairment, annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates and the loss of a significant customer. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could have a material adverse impact on our results of operations. There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
Our foreign operations may subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial condition and results of operations.
     We have operations based in foreign countries, including Canada, the United Kingdom, Ireland, other European countries and Israel and we have a large investment in Mexico. In the future, we look to continue to grow our foreign operations both organically and through acquisitions and investments; however, increasing our foreign operations carries additional risks. Operations outside of the United States may be affected by changes in trade protection laws, policies, measures and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software, social, political, labor or economic conditions in a specific country or region; import/export regulations in both the United States and foreign countries and difficulties in staffing and managing foreign operations. Political changes and natural disasters, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. Additionally, foreign operations expose us to foreign currency fluctuations that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar.
     Foreign operations are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and similar regulations in foreign jurisdictions. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse impact on our financial condition and results of operations.
     We also may experience difficulties and delays inherent in sourcing products and contract manufacturing from foreign countries, including but not limited to (1) difficulties in complying with the requirements of applicable federal, state and local governmental authorities in the United States and of foreign regulatory authorities, (2) inability to increase production capacity commensurate with demand or the failure to predict market demand (3) other manufacturing or distribution problems including changes in types of products produced, limits to manufacturing capacity due to regulatory requirements or physical limitations that could impact continuous supply, and (4) damage to our reputation due to real or perceived quality issues. Manufacturing difficulties could result in production shutdowns, product shortages and other similar delays in product manufacturing that could have a material adverse impact on our financial condition and results of operations.

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
     An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Since 2008, we have completed approximately $3 billion of business acquisitions. Integration of acquisitions involves a number of significant risks, including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired; difficulties in the integration of operations and systems; the realization of potential operating synergies; the assimilation and retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; challenges in retaining the customers, including physician affiliates, of the combined businesses. Further, acquisitions may have a material adverse impact on our operating results if unanticipated expenses or charges to earnings were to occur, including unanticipated depreciation and amortization expenses over the useful lives of certain assets acquired, as well as costs related to potential impairment charges, assumed litigation and unknown liabilities. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable and is subject to potential volatility in the credit markets. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.
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
     Our $1.35 billion accounts receivable sales facility is generally renewed annually and will expire in May 2011. Although we did not use this facility in 2010 or 2011, we have historically used it to fund working capital requirements, as needed. We anticipate renewing this facility before its expiration. Although we believe we will be able to renew this facility, there is no assurance that we will be able to do so.

McKESSON CORPORATION
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
Item 1B.   Unresolved Staff Comments
     Not applicable.
Item 2.   Properties
     Because of the nature of our principal businesses, our plant, warehousing, office and other facilities are operated in widely dispersed locations, mostly throughout the U.S. and Canada. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 15, “Lease Obligations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Item 3.   Legal Proceedings
     Certain legal proceedings in which we are involved are discussed in Financial Note 17, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Item 4.   Reserved
     Not applicable.

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

Name	Age	Position with Registrant and Business Experience
John H. Hammergren	52	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company – 15 years.

Jeffrey C. Campbell	50	Executive Vice President and Chief Financial Officer since April 2004; Senior Vice President and Chief Financial Officer from December 2003 to April 2004. Service with the Company – 7 years.

Patrick J. Blake	47	Executive Vice President and Group President since June 2009; President of McKesson Specialty Care Solutions from April 2006 to June 2009; President of Customer Operations for McKesson U.S. Pharmaceutical from October 2000 to April 2006. Service with the Company – 15 years.

Jorge L. Figueredo	50	Executive Vice President, Human Resources since May 2008; Senior Vice President, Human Resources, Dow Jones, Inc. from February 2007 to January 2008; President, International, Liz Claiborne Inc. from October 1984 to May 2006. Service with the Company – 3 years.

Paul C. Julian	55	Executive Vice President and Group President since April 2004; Senior Vice President from August 1999 to April 2004. Service with the Company – 15 years.

Marc E. Owen	51	Executive Vice President, Corporate Strategy and Business Development since April 2004; Senior Vice President, Corporate Strategy and Business Development from September 2001 to April 2004. Service with the Company – 10 years.

Laureen E. Seeger	49	Executive Vice President, General Counsel and Chief Compliance Officer since April 2010 (functionally has served as chief compliance officer since March 2006); Executive Vice President and General Counsel from July 2009 to April 2010; Executive Vice President, General Counsel and Secretary from March 2006 to July 2009; Vice President and General Counsel of McKesson Provider Technologies from February 2000 to March 2006. Service with the Company – 11 years.

Randall N. Spratt	59	Executive Vice President, Chief Technology Officer and Chief Information Officer since April 2009; Executive Vice President, Chief Information Officer from July 2005 to April 2009; Senior Vice President, Chief Process Officer, McKesson Provider Technologies from April 2003 to July 2005. Service with the Company – 25 years.

McKESSON CORPORATION
PART II
Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”).
     The following table sets forth the high and low sales prices for our common stock as reported on NYSE for each quarterly period of the two most recently completed fiscal years:

	2011		2010
	High	Low	High	Low
First quarter	$71.49	$62.94	$45.27	$33.13
Second quarter	$69.48	$57.81	$59.95	$42.61
Third quarter	$71.09	$59.54	$64.98	$55.82
Fourth quarter	$81.00	$70.44	$66.98	$57.23
(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2011 was approximately 8,150.

(c)	Dividends: In May 2010, the Company’s Board of Directors (the “Board”) approved a change in the Company’s dividend policy by increasing the amount of the Company’s quarterly dividend from $0.12 to $0.18 per share, applicable to ensuing quarterly dividend declarations. We declared regular cash dividends of $0.72 per share (or $0.18 per share per quarter) in the year ended March 31, 2011 and $0.48 per share (or $0.12 per share per quarter) in the year ended March 31, 2010. In April 2011, the Board approved an increase in the quarterly dividend from $0.18 to $0.20 per share, applicable to ensuing quarterly dividend declarations.

The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

(d)	Securities Authorized for Issuance under Equity Compensation Plans: Information relating to this item is provided under Part III, Item 12, to this Annual Report on Form 10-K.

(e)	Share Repurchase Plans: The following table provides information on the Company’s share repurchases during the fourth quarter of 2011:

	Share Repurchases(1)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total		as Part of Publicly	Yet Be Purchased
	Number of Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased	per Share	Program	Programs

January 1, 2011 – January 31, 2011	—	$—	—	$1,000
February 1, 2011 – February 28, 2011	—	—	—	1,000
March 1, 2011 – March 31, 2011	6	79.34	6	500

Total	6	79.34	6	500

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax-withholding obligations in connection with employee equity awards.

McKESSON CORPORATION
     In October 2010, the Board approved a plan to repurchase up to $1.0 billion of the Company’s common stock of which $500 million remained available for future repurchases as of March 31, 2011. In March 2011, we entered into an accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $275 million of the Company’s common stock. The program was funded with cash on hand. As of March 31, 2011, we had received 3.1 million shares representing the minimum number of shares due under the program. The ASR program was completed on May 2, 2011 and we received 0.4 million additional shares on May 5, 2011. The total number of shares repurchased under the ASR program was 3.5 million shares at an average price per share of $79.65. In addition, we repurchased 2.8 million shares for $225 million during the fourth quarter of 2011 through regular open market transactions at an average price per share of $79.00. In April 2011, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock.
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

McKESSON CORPORATION
(f)	Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on the Company’s common stock for the periods indicated with the Standard & Poor’s 500 Index and the Value Line Healthcare Sector Index (composed of 162 companies in the health care industry, including the Company).

	March 31,
	2006	2007	2008	2009	2010	2011

McKesson Corporation	$100.00	$112.83	$101.33	$68.52	$129.66	$157.65
S&P 500 Index	$100.00	$111.83	$106.15	$65.72	$98.43	$113.83
Value Line Healthcare Sector Index	$100.00	$105.72	$100.47	$76.75	$106.21	$126.05

*	Assumes $100 invested in McKesson’s common stock and in each index on March 31, 2006 and that all dividends are reinvested.

McKESSON CORPORATION
Item 6.   Selected Financial Data
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2011	2010	2009	2008	2007

Operating Results
Revenues	$112,084	$108,702	$106,632	$101,703	$92,977
Percent change	3.1%	1.9%	4.8%	9.4%	6.9%
Gross profit	5,970	5,676	5,378	5,009	4,332
Income from continuing operations before income taxes	1,635	1,864	1,064	1,457	1,297
Income after income taxes
Continuing operations	1,130	1,263	823	989	968
Discontinued operations	72	—	—	1	(55)
Net income	1,202	1,263	823	990	913

Financial Position
Working capital	3,631	4,492	3,065	2,438	2,730
Days sales outstanding for: (1)
Customer receivables	25	25	24	22	21
Inventories	31	34	31	33	32
Drafts and accounts payable	47	48	43	44	43
Total assets	30,886	28,189	25,267	24,603	23,943
Total debt, including capital lease obligations	4,004	2,297	2,512	1,797	1,958
Stockholders’ equity	7,220	7,532	6,193	6,121	6,273
Property acquisitions	233	199	195	195	126
Acquisitions of businesses, net	292	18	358	610	1,938

Common Share Information
Common shares outstanding at year-end	252	271	271	277	295
Shares on which earnings per common share were based
Diluted	263	273	279	298	305
Basic	258	269	275	291	298
Diluted earnings per common share (2)
Continuing operations	$4.29	$4.62	$2.95	$3.32	$3.17
Discontinued operations	0.28	—	—	—	(0.18)
Total	4.57	4.62	2.95	3.32	2.99
Cash dividends declared	188	131	134	70	72
Cash dividends declared per common share	0.72	0.48	0.48	0.24	0.24
Book value per common share (2) (3)	28.65	27.79	22.87	22.10	21.26
Market value per common share — year end	79.05	65.72	35.04	52.37	58.54

Supplemental Data
Capital employed (4)	11,224	9,829	8,705	7,918	8,231
Debt to capital ratio (5)	35.7%	23.4%	28.9%	22.7%	23.8%
Net debt to net capital employed (6)	5.1%	(23.5)%	6.1%	6.6%	0.1%
Average stockholders’ equity (7)	7,105	6,768	6,214	6,344	6,022
Return on stockholders’ equity (8)	16.9%	18.7%	13.2%	15.6%	15.2%

Footnotes to Five-Year Highlights:

(1)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(2)	Certain computations may reflect rounding adjustments.

(3)	Represents stockholders’ equity divided by year-end common shares outstanding.

(4)	Consists of total debt and stockholders’ equity.

(5)	Ratio is computed as total debt divided by capital employed.

(6)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(7)	Represents a five-quarter average of stockholders’ equity.

(8)	Ratio is computed as net income divided by a five-quarter average of stockholders’ equity.

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
     Certain statements in this report constitute forward-looking statements. See Item 1 — Business — Forward-Looking Statements in Part I of this Annual Report on Form 10-K for additional factors relating to these statements; also see Item 1A — Risk Factors in Part I of this Annual Report on Form 10-K for a list of certain risk factors applicable to our business, financial condition and results of operations.
     We conduct our business through two operating segments: Distribution Solutions and Technology Solutions. See Financial Note 20, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for a description of these segments.
RESULTS OF OPERATIONS
     Overview:

	Years Ended March 31,
(In millions, except per share data)	2011	2010	2009

Revenues	$112,084	$108,702	$106,632
Gross Profit	5,970	5,676	5,378
Operating Expenses (1)	(4,149)	(3,668)	(4,182)
Other Income, Net	36	43	12
Interest Expense	(222)	(187)	(144)

Income from Continuing Operations Before Income Taxes	1,635	1,864	1,064
Income Tax Expense	(505)	(601)	(241)

Income from Continuing Operations	1,130	1,263	823
Discontinued Operation — gain on sale, net of tax	72	—	—

Net Income	$1,202	$1,263	$823

Diluted Earnings Per Common Share
Continuing Operations	$4.29	$4.62	$2.95
Discontinued Operation	0.28	—	—

Total	$4.57	$4.62	$2.95

Weighted Average Diluted Common Shares	263	273	279

(1)	Includes pre-tax litigation charges (credit) of $213 million, $(20) million and $493 million for 2011, 2010 and 2009.
     Revenues increased 3% to $112.1 billion in 2011 and 2% to $108.7 billion in 2010. The increase in revenues primarily reflects market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues. Additionally, revenues for 2011 benefited from our December 30, 2010 acquisition of US Oncology Holdings, Inc. (“US Oncology”) of The Woodlands, Texas and revenues for 2010 benefited to a lesser extent from an increase in demand related to the flu season. Partially offsetting the 2010 increases, revenues for that year were affected by the loss of several customers in late 2009.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Gross profit increased 5% to $6.0 billion in 2011 and 6% to $5.7 billion in 2010. As a percentage of revenues, gross profit increased 11 basis points (“bp”) to 5.33% and 18 bp to 5.22% in 2011 and 2010. The increase in our 2011 gross profit margin was primarily due to an increase in buy margin and increased sales of higher margin generic drugs in our Distribution Solutions segment. These increases were partially offset by a decline in our Technology Solutions segment margin which included a $72 million asset impairment charge. The increase in our 2010 gross profit margin was primarily due to an improved mix of higher margin revenues in both our Distribution Solutions and Technology Solutions segments.
     Operating expenses were $4.1 billion, $3.7 billion and $4.2 billion in 2011, 2010 and 2009. Operating expenses include pre-tax charges (credit) of $213 million, $(20) million and $493 million relating to our securities and Average Wholesale Price (“AWP”) litigation matters. Excluding these charges (credit), operating expenses increased in 2011 primarily reflecting higher employee compensation costs including expenses associated with our Profit Sharing Investment Plan (“PSIP”) as well as due to our acquisition of US Oncology. Excluding these charges (credit), operating expenses in 2010 approximated the same period a year ago primarily due to lower PSIP expenses and the sale of two businesses during the first and third quarters of 2009. These decreases were partially offset by an increase in expenses associated with employee compensation and benefit costs, our 2009 business acquisitions and other business initiatives. Our litigation charges (credit) and PSIP expense are more fully described under the caption “Operating Expenses” in this Financial Review.
     Other income, net was $36 million, $43 million and $12 million in 2011, 2010 and 2009. In 2009, other income, net included a pre-tax impairment charge of $63 million ($60 million after-tax) on two equity-held investments and a pre-tax gain of $24 million ($14 million after tax) from the sale of an equity-held investment.
     Interest expense increased 19% to $222 million in 2011 and 30% to $187 million in 2010. Interest expense increased in 2011 primarily due to bridge loan fees incurred for our acquisition of US Oncology and interest expense associated with the assumed debt and the subsequent refinancing of the debt. These increases were partially offset by the repayment of $215 million of long-term debt in March 2010. Interest expense increased in 2010 primarily due to our issuance of $700 million of long-term debt in February 2009.
     Our reported income tax rates were 30.9%, 32.2% and 22.7% in 2011, 2010 and 2009. In 2011, income tax expense included $34 million of net income tax benefits for discrete items which primarily relate to the recognition of previously unrecognized tax benefits and accrued interest. In 2009, current income tax expense included $111 million of net income tax benefits for discrete items of which $87 million represents a non-cash benefit. These benefits primarily relate to the recognition of previously unrecognized tax benefits and related accrued interest.
     Net income was $1,202 million, $1,263 million and $823 million in 2011, 2010 and 2009, and diluted earnings per common share were $4.57, $4.62, and $2.95. Diluted earnings per common share were favorably affected by decreases in our weighted average shares outstanding due to the cumulative effect of share repurchases over the past three years. Net income for 2011 includes a $72 million after-tax gain (or $0.28 per diluted share) on the sale of our Technology Solutions segment’s wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), which was sold in July 2010. Historical financial results for this subsidiary were not material.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Revenues:

	Years Ended March 31,
(In millions)	2011	2010	2009
Distribution Solutions
Direct distribution & services	$77,554	$72,210	$66,876
Sales to customers’ warehouses	18,631	21,435	25,809

Total U.S. pharmaceutical distribution & services	96,185	93,645	92,685
Canada pharmaceutical distribution & services	9,784	9,072	8,225
Medical-Surgical distribution & services	2,920	2,861	2,658

Total Distribution Solutions	108,889	105,578	103,568

Technology Solutions
Services	2,483	2,439	2,337
Software & software systems	590	571	572
Hardware	122	114	155

Total Technology Solutions	3,195	3,124	3,064

Total Revenues	$112,084	$108,702	$106,632

     Revenues increased 3% to $112.1 billion in 2011 and 2% to $108.7 billion in 2010. The increase in revenues primarily reflects market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues.
     Direct distribution and services revenues increased in 2011 compared to 2010 primarily due to market growth, which includes price increases and increased volume from new and existing customers, the effect of a shift from sales to customers’ warehouses to direct store delivery, the lapsing of which was completed in the third quarter of 2011, and due to our acquisition of US Oncology. These increases were partially offset by a decline in demand associated with the flu season and price deflation associated with brand to generic drug conversions. Direct distribution and services revenues increased in 2010 compared to 2009 primarily due to a shift of revenues from sales to customers’ warehouses to direct store delivery and market growth, partially offset by greater sales of lower priced generic drugs and the loss of several customers in late 2009. Revenues for 2010 benefited to a lesser extent from an increase in demand associated with the flu season.
     Sales to customers’ warehouses for 2011 decreased compared to 2010 primarily reflecting reduced revenues associated with existing customers, the effect of a shift of revenues to direct store delivery, the lapsing of which was completed in the third quarter of 2011, and the impact of brand to generic conversions. Sales to customers’ warehouses for 2010 decreased compared to 2009 primarily due to a shift of revenues to direct store delivery, reduced revenues associated with a large customer and the loss of a large customer in mid-2009, partially offset by expanded business with existing customers.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     The customer mix of our U.S. pharmaceutical distribution revenues was as follows:

	Years Ended March 31,
	2011	2010	2009

Direct Sales
Independents	12%	12%	13%
Institutions	34	32	32
Retail Chains	33	32	26

Subtotal	79	76	71
Sales to retail customers’ warehouses	21	24	29

Total	100%	100%	100%

     As previously described, a limited number of our large retail chain customers purchase products through both our direct and warehouse distribution methods, the latter of which generally has a significantly lower gross profit margin due to the low cost-to-serve model. When evaluating and pricing customer contracts, we do so based on our assessment of total customer profitability. As a result, we do not evaluate our performance or allocate resources based on sales to customers’ warehouses or gross profit associated with such sales.
     Canadian pharmaceutical distribution and services revenues for 2011 increased compared to 2010 primarily due to a change in the foreign currency exchange rate of 7%. On a constant currency basis, revenues increased 1% in 2011. Canadian revenues for 2011 increased due to market growth, offset by a government-imposed price reduction for generic pharmaceuticals in certain provinces and brand to generic conversions. Canadian pharmaceutical distribution and services revenues for 2010 increased compared to 2009 primarily due to market growth and a favorable change in the foreign currency exchange rate of 3%. On a constant currency basis, revenues increased by 7% in 2010.
     Medical-Surgical distribution and services revenues increased in 2011 compared to 2010 primarily due to market growth, partially offset by the decrease in demand associated with the flu season. Medical-Surgical distribution and services revenues increased in 2010 compared to 2009 reflecting an increase in demand related to the flu season, acquisitions and increased volume from new and existing customers.
     Technology Solutions revenues increased slightly in 2011 compared to 2010 primarily due to an increase in maintenance revenues from new and existing customers, increased revenues associated with the sale and installation of our software products and growth in our outsourcing services, partially offset by the sale of MAP in July 2010. Technology Solutions revenues increased in 2010 compared to 2009 primarily due to higher services revenues associated with increases in outsourcing revenues for claims processing and other services and software maintenance reflecting the segment’s expanded customer base. These increases were partially offset by a shift to products that have higher software revenue deferral rates and lower hardware sales.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Gross Profit:

	Years Ended March 31,
(Dollars in millions)	2011	2010	2009

Gross Profit
Distribution Solutions (1)	$4,565	$4,219	$3,955
Technology Solutions (2)	1,405	1,457	1,423

Total	$5,970	$5,676	$5,378

Gross Profit Margin
Distribution Solutions	4.19%	4.00%	3.82%
Technology Solutions	43.97	46.64	46.44
Total	5.33	5.22	5.04

(1)	Gross profit of our Distribution Solutions segment for 2011 includes a credit of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales.

(2)	Gross profit of our Technology Solutions segment for 2011 includes a $72 million asset impairment charge for capitalized software held for sale.
     Gross profit increased 5% to $6.0 billion in 2011 and 6% to $5.7 billion in 2010. As a percentage of revenues, gross profit increased by 11 bp in 2011 and 18 bp in 2010. Gross profit margin increased in 2011 primarily reflecting higher gross profit margin from our Distribution Solutions segment and increased in 2010 primarily due to an improved mix of higher margin revenues in both of our operating segments.
     In 2011, our Distribution Solutions segment’s gross profit margin increased compared to 2010 primarily reflecting higher buy margin, increased sales of higher margin generic drugs and due to our acquisition of US Oncology, partially offset by a decline in demand associated with the flu season and a decrease in sell margin. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers. Our Distribution Solutions segment’s 2011 gross profit margin was also favorably affected by a credit of $51 million representing our share of a settlement of an antitrust class action lawsuit.
     In 2010, our Distribution Solutions segment’s gross profit margin increased compared to 2009 primarily due to an improved mix of higher margin revenues stemming from increased flu-related demand across our distribution businesses. Gross profit margin was also favorably affected by a higher buy margin and increased sales of higher margin generic drugs. These benefits were partially offset by a decline in sell margin.
     Our last-in, first-out (“LIFO”) net inventory expense was $3 million in 2011 and $8 million for 2010 and 2009. Our Distribution Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The practice in the Distribution Solutions segment’s distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years. Additional information regarding our LIFO accounting is included under the caption “Critical Accounting Policies and Estimates,” included in this Financial Review.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     In 2011, our Technology Solutions segment’s gross profit margin decreased compared to 2010 primarily due to a $72 million asset impairment charge, the sale of MAP and continued investment in our clinical and enterprise revenue management solutions products. These decreases were partially offset by a shift to higher margin revenue. In 2010, our Technology Solutions segment’s gross profit margin increased compared to 2009 primarily due to a favorable change in revenue mix, partially offset by a higher software revenue deferral rate.
     Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues, net of estimated related costs over the remaining amortization period. In October 2010, we decreased our estimated revenues over the next 24 months for our Horizon Enterprise Revenue ManagementTM (“HzERM”) software product and as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge in the second quarter of 2011 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.
     Operating Expenses:

	Years Ended March 31,
(Dollars in millions)	2011	2010	2009

Operating Expenses
Distribution Solutions (1)	$2,673	$2,260	$2,777
Technology Solutions	1,108	1,077	1,096
Corporate	368	351	309

Subtotal	4,149	3,688	4,182
Litigation (credit), net	—	(20)	—

Total	$4,149	$3,668	$4,182

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.45%	2.14%	2.68%
Technology Solutions	34.68	34.48	35.77
Total	3.70	3.37	3.92

(1)	Operating expenses for 2011 and 2009 include $213 million and $493 million of AWP litigation charges.
     Operating expenses increased 13% to $4.1 billion in 2011 and decreased 12% to $3.7 billion in 2010. Excluding the 2011, 2010 and 2009 litigation charges (credit) of $213 million, $(20) million and $493 million, operating expenses increased 7% in 2011 and remained flat in 2010. Excluding the litigation charges (credit), operating expenses for 2011 increased compared to 2010 primarily due to higher costs associated with employee compensation and benefits including the McKesson Corporation Profit Sharing Investment Plan (“PSIP”) and the addition of US Oncology.
     Excluding the litigation charges (credit), operating expenses for 2010 approximated 2009 primarily due to lower PSIP expense, cost containment efforts and the sale of two businesses during 2009. These decreases were partially offset by an increase in expenses associated with employee compensation and benefit costs, our 2009 business acquisitions and other business initiatives.
     The McKesson Corporation PSIP was a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds were attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class-holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds were attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an employee stock ownership plan (“ESOP”) suspense account. In accordance with the plan terms, the PSIP distributed all of the Unallocated Proceeds to current PSIP participants after the close of the plan year in April 2010. The receipt of the Unallocated Proceeds by the PSIP was reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class-holding period and was not a contribution made by the Company to the PSIP or ESOP.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
Accordingly, there were no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.
     As a result of the PSIP’s receipt of the Unallocated Proceeds, in 2010 the Company contributed $1 million to the PSIP. Accordingly, PSIP expense for 2010 was nominal. In 2011, the Company resumed its contributions to the PSIP.
     PSIP expense by segment for the last three years was as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

Distribution Solutions	$23	$—	$23
Technology Solutions	32	1	28
Corporate	4	—	2

PSIP expense	$59	$1	$53

Cost of sales (1)	$17	$—	$12
Operating expenses	42	1	41

PSIP expense	$59	$1	$53

(1)	Amounts recorded to cost of sales pertain solely to our McKesson Technology Solutions segment.
     On a segment basis, Distribution Solutions segment’s operating expenses increased in 2011 and decreased in 2010 primarily due to the AWP litigation charges of $213 million and $493 million in 2011 and 2009. Excluding the AWP charge, operating expenses and operating expenses as a percentage of revenues increased in 2011 compared to 2010 primarily due to higher costs associated with employee compensation and benefits including PSIP expenses and the addition of US Oncology. Operating expenses in 2011 also increased as a result of changes in foreign currency exchange rates.
     Excluding the AWP charge, Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues decreased in 2010 compared to 2009 primarily due to the sale of two businesses during 2009, lower PSIP expense in 2010 and our continued focus on cost containment. These decreases were partially offset by increased expenses associated with our 2009 business acquisitions.
     As previously reported, in 2009 we reached an agreement to settle all private party claims relating to First DataBank, Inc.’s published drug reimbursement benchmarks for $350 million. We also recorded an accrual of $143 million for pending and expected AWP claims by public payers. The combination of the settlement for all AWP private party claims and the decision by us to establish an estimated accrual for the pending and expected AWP claims by public payers resulted in a pre-tax, non-cash charge of $493 million in the third quarter of 2009. In the second quarter of 2011, we recorded a pre-tax charge of $24 million for the settlement with the State of Connecticut relating to AWP claims. The settlement included an express denial of liability and a release by Connecticut of the Company as to all matters alleged or which could have been alleged in the action. A cash payment of $26 million was made in the third quarter of 2011 for this settlement. During the third quarter of 2011, following a review of the reserve for estimated probable losses from current and possible future public entity AWP claims, which review included consideration of the pace and progress of settlement discussions during and after the third quarter relating to state and federal Medicaid claims, we recorded a pre-tax charge of $189 million. All AWP litigation charges were included in our Distribution Solutions segment’s operating expenses. As of March 31, 2011, the reserve relating to AWP public entity claims was $330 million and was included in other current liabilities in our consolidated balance sheet. Refer to Financial Note 17, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for further information.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     As a result of our acquisition of US Oncology, we incurred a net $52 million of acquisition-related expenses as follows:

		Corporate &
	Distribution	Interest
(In millions)	Solutions	Expense	Total

Operating expenses:
Transaction closing expenses	$22	$—	$22
Severance and relocation	9	—	9
Other integration expenses	10	2	12

Total operating expenses	41	2	43
Other income: reimbursement of post-acquisition interest expense from former shareholders	—	(16)	(16)
Interest expense: bridge loan fees	—	25	25

Total acquisition-related expenses	$41	$11	$52

     We anticipate incurring additional acquisition-related expenses in 2012 as we continue to integrate US Oncology.
     Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased in 2011 and decreased in 2010. The growth in 2011 reflects our increased investment in research and development activities and higher employee compensation and benefit costs, which includes PSIP expense, partially offset by the sale of MAP in the second quarter of 2011. Operating expenses and operating expenses as a percentage of revenues for 2010 benefited from lower PSIP expense, cost containment efforts and reduction in workforce plans implemented in 2009, partially offset by our continued investment in research and development activities.
     Corporate expenses for 2011 increased compared to 2010 primarily due to higher compensation and benefits costs and an asset impairment charge for certain tangible property, partially offset by lower fees associated with our accounts receivable facility. As a result of our adoption of a new accounting standard for transfers of financial assets on April 1, 2010, fees associated with our accounts receivable sales facility are now recorded in interest expense. Prior to 2011, these fees were recorded in Corporate administrative expenses. Corporate expenses for 2010 increased compared to 2009 primarily due to higher compensation and benefits costs, other business initiatives and legal settlement charges.
     In 2010, we recorded net credits of $20 million relating to settlements for the securities litigation, which were recorded in Corporate expenses.
     Other Income, net:

	Years Ended March 31,
(In millions)	2011	2010	2009

By Segment
Distribution Solutions	$5	$29	$(20)
Technology Solutions	4	5	7
Corporate	27	9	25

Total	$36	$43	$12

     In 2011, other income, net included a credit of $16 million representing the reimbursement of post-acquisition interest expense by the former shareholders of US Oncology, which is recorded in Corporate. Interest income was $18 million, $16 million and $31 million in 2011, 2010 and 2009.
     In 2010, other income, net included a $17 million pre-tax gain ($14 million after-tax) from the sale of our 50% equity interest in McKesson Logistic Solutions, LLC (“MLS”). The gain on sale of our investment in MLS was recorded within our Distribution Solutions segment. This increase was partially offset by a decrease in interest income due to lower interest rates.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
     We evaluate our investments for impairment when events or changes in circumstances indicate that the carrying values of such investment may have experienced an other-than-temporary decline in value. In 2009, we determined that the fair value of our interest in Parata Systems, LLC (“Parata”) was lower than its carrying value and that such impairment was other-than-temporary. Fair value was determined using a discounted cash flow analysis based on estimated future results and market capitalization rates. We determined the impairment was other-than-temporary based on our assessment of all relevant factors including deterioration in the investee’s financial condition and weak market conditions. As a result, we recorded a pre-tax impairment of $58 million ($55 million after-tax) on this investment which is recorded as other income, net in the consolidated statements of operations within our Distribution Solutions segment. Our investment in Parata is accounted for under the equity method of accounting.
     In 2009, we also recorded a pre-tax impairment of $5 million ($5 million after-tax) on another equity-held investment within our Distribution Solutions segment.
     Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,
(Dollars in millions)	2011	2010	2009

Segment Operating Profit (1)
Distribution Solutions (2)	$1,897	$1,988	$1,158
Technology Solutions	301	385	334

Subtotal	2,198	2,373	1,492
Corporate Expenses, Net	(341)	(342)	(284)
Litigation Credit, Net	—	20	—
Interest Expense	(222)	(187)	(144)

Income from Continuing Operations Before Income Taxes	$1,635	$1,864	$1,064

Segment Operating Profit Margin
Distribution Solutions	1.74%	1.88%	1.12%
Technology Solutions	9.42	12.32	10.90

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income (expense), net for our two operating segments.

(2)	Operating expenses for 2011 and 2009 for our Distribution Solutions segment included $213 million and $493 million of AWP litigation charges.
     Operating profit margin for our Distribution Solutions segment decreased in 2011 compared to 2010 primarily due to higher operating expenses as a percentage of revenue, including a $213 million AWP litigation charge, partially offset by a higher gross profit margin, which included a $51 million antitrust settlement.
     Operating profit margin for our Distribution Solutions segment increased in 2010 compared to 2009 primarily due to a higher gross profit margin, lower operating expenses as a percentage of revenues and higher other income. Results for 2010 included the $17 million gain on sale of MLS. Results for 2009 included the $493 million AWP litigation charge, $63 million of charges to write-down two equity-held investments and a $24 million gain on the sale of the segment’s 42% equity investment in Verispan.
     Operating profit margin in our Technology Solutions segment decreased in 2011 compared to 2010 primarily reflecting a decrease in gross profit margin, which included the $72 million asset impairment charge and an increase in operating expenses as a percentage of revenues. Operating profit margin in our Technology Solutions segment increased in 2010 compared to 2009 primarily due to lower operating expenses as a percentage of revenues and an improvement in gross profit margin.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Corporate expenses, net of other income were flat in 2011 compared to 2010 primarily due to an increase in operating expenses which were fully offset by an increase in other income, including the $16 million benefit associated with the reimbursement of post-acquisition interest expense by the former shareholders of US Oncology. Corporate expenses, net of other income increased in 2010 compared to 2009 primarily due to an increase in operating expenses and a decrease in interest income.
     Interest Expense: Interest expense increased in 2011 compared to 2010 primarily due to $25 million of bridge loan fees related to the acquisition of US Oncology, interest expense associated with the assumed debt and the subsequent refinancing of the debt and fees from our accounts receivable sales facility which are recorded in interest expense commencing in 2011. These increases were partially offset by lower interest expense due to the repayment of $215 million of our long-term debt in March 2010. Interest expense increased in 2010 compared to 2009 primarily due to our issuance of $700 million of long-term debt in February 2009. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing activities.
     Income Taxes: Our reported tax rates were 30.9%, 32.2% and 22.7% in 2011, 2010 and 2009. In addition to the items noted below, fluctuations in our reported tax rate are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.
     In 2011, income tax expense included $34 million of net income tax benefits for discrete items, which primarily relate to the recognition of previously unrecognized tax benefits and accrued interest.
     In 2009, income tax expense included $111 million of net income tax benefits for discrete items of which $87 million represents a non-cash benefit. These benefits primarily relate to the recognition of previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items was primarily due to the lapsing of the statutes of limitations.
     The U.S. Internal Revenue Service (“IRS”) is currently examining our fiscal years 2003 through 2006 and we anticipate the field work will be completed and they will issue the Revenue Agent Report in our first quarter of fiscal 2012. We have received assessments from the Canada Revenue Agency (“CRA”) for a total of $169 million related to transfer pricing for 2003 through 2007. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007. If we are not successful in resolving these issues with the CRA, a trial date has been set for October 17, 2011 with the Tax Court of Canada. We believe that we have adequately provided for any potential adverse results relating to the IRS and CRA examinations. However, the final resolution of these issues could result in an increase or decrease to income tax expense.
     Discontinued Operation: In July 2010, our Technology Solutions segment sold MAP, a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale, we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our statement of operations in 2011. The historical financial operating results and net assets of MAP were not material to our consolidated financial statements for all periods presented.
     Net Income: Net income was $1,202 million, $1,263 million and $823 million in 2011, 2010 and 2009 and diluted earnings per common share were $4.57, $4.62 and $2.95. The net income and diluted earnings per common share for 2011 included a pre-tax charge of $213 million ($149 million after-tax). Net income and diluted earnings per common share for 2011 also included an after-tax gain of $72 million (or $0.28 per diluted share) relating to our sale of MAP. The net income and diluted earnings per common share for 2009 included a pre-tax charge of $493 million ($311 million after-tax) for the AWP litigation.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 263 million, 273 million and 279 million for 2011, 2010 and 2009. The decrease in the number of weighted average diluted common shares outstanding over the past two years primarily reflects a decrease in the number of shares outstanding as a result of stock repurchased, partially offset by the exercise/settlement of share-based awards.
International Operations
     International operations accounted for 8.9%, 8.6% and 7.9% of 2011, 2010 and 2009 consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 20, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Business Combinations
     On December 30, 2010, we acquired all of the outstanding shares of US Oncology for approximately $2.1 billion, consisting of cash consideration of $0.2 billion, net of cash acquired, and the assumption of liabilities with a fair value of $1.9 billion. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payers and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists. The cash paid at acquisition was funded from cash on hand.
     Included in the purchase price allocation are acquired identifiable intangibles of $1.0 billion, which primarily consist of $0.7 billion of service agreements and $0.2 billion of customer lists. The estimated weighted average lives of the service agreements, customer lists and total acquired intangibles are 18 years, 10 years and 16 years. The excess of the purchase price over the net tangible and intangible assets of approximately $808 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. Due to the recent timing of the acquisition, the fair value measurements of assets and liabilities assumed as of the acquisition date are subject to change within the measurement period as our fair value assessments are finalized. Financial results for US Oncology have been included in the results of operations within our Distribution Solutions segment beginning in the fourth quarter of 2011.
     On May 21, 2008, we acquired McQueary Brothers of Springfield, Missouri for approximately $190 million. McQueary Brothers is a regional distributor of pharmaceutical, health and beauty products to independent and regional chain pharmacies in the Midwestern U.S. This acquisition expanded our existing U.S. pharmaceutical distribution business. The acquisition was funded with cash on hand. Financial results for McQueary Brothers have been included within our Distribution Solutions segment since the date of acquisition. During the first quarter of 2010, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were completed. The excess of the purchase price over the net tangible and intangible assets of approximately $126 million was recorded as goodwill, which primarily reflected the expected future benefits from synergies to be realized upon integrating the business. Included in the purchase price allocation were acquired identifiable intangibles of $61 million primarily representing a customer relationship with a useful life of 7 years, a trade name of $2 million with a useful life of less than one year and a not-to-compete agreement of $4 million with a useful life of 4 years.
     During the last three years, we also completed a number of other smaller acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Notes 2 and 11, “Business Combinations” and “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
2012 Outlook
     Information regarding the Company’s 2012 outlook is contained in our Form 8-K dated May 3, 2011. This Form 8-K should be read in conjunction with the sections Item 1 — Business — Forward-Looking Statements and Item 1A — Risk Factors in Part 1 of this Annual Report on Form 10-K.

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
     In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. During 2011, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“CVS”) and Rite Aid Corporation (“Rite Aid”), accounted for approximately 14% and 11% of our total consolidated revenues. At March 31, 2011, accounts receivable from our ten largest customers were approximately 43% of total accounts receivable. Accounts receivable from CVS, Wal-Mart Stores, Inc. (“Walmart”) and Rite Aid were approximately 13%, 10% and 9% of total accounts receivable. As a result, our sales and credit concentration is significant. A default in payments, a material reduction in purchases from these, or any other large customer or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity.
     Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2011 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in the foreseeable future in our allowance for doubtful accounts as a percentage of net revenue.
     At March 31, 2011, trade and notes receivables were $8,108 million prior to allowances of $124 million. In 2011, 2010 and 2009 our provision for bad debts was $18 million, $17 million and $29 million. At March 31, 2011 and 2010, the allowance as a percentage of trade and notes receivables was 1.5% and 1.8%. An increase or decrease of a hypothetical 0.1% in the 2011 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $8 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method and the cost of Canadian inventories is determined using the first-in, first-out (“FIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost determined by the standard cost method. Rebates, fees, cash discounts, allowances, chargebacks and other incentives received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $9.2 billion and $9.4 billion at March 31, 2011 and 2010.
     The LIFO method was used to value approximately 87% of our inventories at March 31, 2011 and 2010. At March 31, 2011 and 2010, our LIFO reserves, net of LCM adjustments, were $96 million and $93 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2011, 2010, and 2009, we recognized net LIFO expense of $3 million, $8 million and $8 million within our consolidated statements of operations. In 2011, our $3 million net LIFO expense related to our non-pharmaceutical products. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
     We believe that the FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or inventory as valued under FIFO. Primarily due to continued net deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $156 million and $112 million higher than FIFO as of March 31, 2011 and 2010. As a result, in 2011 and 2010, we recorded LCM charges of $44 million and $5 million within our consolidated statements of operations to adjust our LIFO inventories to market. As deflation in generic pharmaceuticals continues, we anticipate that LIFO credits from the valuation of our pharmaceutical products will be fully offset by LCM reserves.
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
     Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Effective April 1, 2009, acquisition-related expenses and restructuring costs are recognized separately from the business combinations and are expensed as incurred. Acquisition-related expenses totaled $52 million in 2011 and were not material in 2010.
     Several methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows for each asset or liability acquired. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Refer to Financial Note 2, “Business Combinations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information regarding our acquisitions.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Goodwill: As a result of acquiring businesses, we have $4,364 million and $3,568 million of goodwill at March 31, 2011 and 2010. We maintain goodwill assets on our books unless the assets are considered to be impaired. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
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
     In 2011, 2010 and 2009, we concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2011 and 2010, supplier reserves were $102 million and $89 million. The ultimate outcome of any amounts due from our suppliers may be different from our estimate. All of the supplier reserves at March 31, 2011 and 2010 pertain to our Distribution Solutions segment. An increase or decrease in the supplier reserve as a hypothetical 0.1% of trade payables at March 31, 2011 would result in an increase or decrease in the cost of sales of approximately $14 million in 2011. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios.
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
     Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets (net of valuation allowances) of $1,297 million and $1,187 million at March 31, 2011 and 2010 and deferred tax liabilities of $2,261 million and $1,845 million. Deferred tax assets primarily consist of net loss and credit carryforwards and timing differences on our compensation and benefit related accruals. Deferred tax liabilities primarily consist of basis differences for inventory valuation (including inventory valued at LIFO) and other assets. We established valuation allowances of $99 million against certain deferred tax assets, which primarily relate to federal, state and foreign loss carryforwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, including those laws pertaining to LIFO, our cash flows could be materially impacted.
     If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $16 million, or $0.06 per diluted share, for 2011.
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
     Loss Contingencies: We are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided.
     Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimate.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Net cash flow from operating activities was $2,338 million in 2011 compared to $2,316 million in 2010 and $1,351 million in 2009. Operating activities for 2011 included a non-cash charge of $213 million and the related income tax benefit of $64 million for the AWP litigation charge. Operating activities for 2011 also reflect an increase in receivables primarily associated with revenue growth, partially offset by improved management of inventories and longer payment terms for certain purchases. Cash flows from operations can also be significantly affected by factors such as the timing of receipts from customers and payments to vendors.
     Operating activities for 2010 were primarily affected by improved management of drafts and accounts payable, partially offset by an increase in inventories due to our revenue growth and the AWP litigation private payer settlement payments of $350 million.
     Operating activities for 2009 included a non-cash charge of $493 million and the related income tax benefit of $182 million for the AWP litigation charge. Operating activities for 2009 also reflect an increase in receivables primarily associated with our revenue growth as well as longer payment terms for certain customers and improvement in our net financial inventory (inventory, net of drafts and accounts payable).
     Net cash used in investing activities was $624 million in 2011 compared to $309 million in 2010 and $727 million in 2009. Investing activities for 2011 included $292 million of cash payments for business acquisitions, including approximately $244 million for our acquisition of US Oncology, and $109 million of cash received from the sale of MAP. Investing activities in 2011 also included $233 million and $155 million in capital expenditures for property acquisitions and capitalized software. Investing activities for 2010 included $199 million and $179 million in capital expenditures for property acquisitions and capitalized software and the release of $55 million of restricted cash from escrow related to the AWP private litigation settlement payments. Investing activities for 2009 included $358 million of cash payments for business acquisitions, including the McQueary Brothers acquisition for approximately $190 million.
     Financing activities utilized cash of $1,841 million in 2011 and $421 million in 2010, and provided cash of $178 million in 2009. Financing activities for 2011 reflect $1,689 million of cash received from the issuance of long-term debt. In February 2011 we issued $600 million of 3.25% notes due 2016, $600 million of 4.75% notes due 2021, and $500 million of 6.00% notes due 2041. Net proceeds from the issuance of the long-term notes, after discounts and offering expenses, were used to pay off the $1,730 million of debt assumed as part of the acquisition of US Oncology. Also as part of our acquisition of US Oncology, we borrowed $1,000 million for bridge financing which was fully repaid by February 2011. Financing activities for 2011 also included $2,050 million of cash paid for share repurchases, $171 million of dividends paid and $367 million of cash receipts from employees’ exercises of stock options.
     Financing activities for 2010 included $323 million in cash paid for share repurchases and $218 million in cash paid on our long-term debt, which primarily consisted of $215 million paid on the maturity of our 9.13% Series C Senior Notes in March 2010. Financing activities for 2010 also included $323 million of cash paid for share repurchases, $131 million of dividends paid and $212 million of cash receipts from employees’ exercises of stock options.
     Financing activities for 2009 included our February 2009 issuance of $350 million of 6.50% notes due 2014 and $350 million of 7.50% notes due 2019. Net proceeds of $693 million from the issuance of the notes, after discounts and offering expenses, were used by the Company for general corporate purposes. Financing activities for 2009 also included $502 million of cash paid for share repurchases, $116 million of dividends paid and $97 million of cash receipts from employees’ exercises of stock options.
     The Company’s Board has authorized the repurchase of McKesson’s common stock from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. As of March 31, 2011, $500 million remained available for future repurchases under the October 2010 Board approved share repurchase plan. In April 2011, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
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
     Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2011	2010	2009

Cash and cash equivalents	$3,612	$3,731	$2,109
Working capital	3,631	4,492	3,065
Debt, net of cash and cash equivalents	392	(1,434)	403
Debt to capital ratio (1)	35.7%	23.4%	28.9%
Net debt to net capital employed (2)	5.1%	(23.5)%	6.1%
Return on stockholders’ equity (3)	16.9%	18.7%	13.2%

(1)	Ratio is computed as total debt divided by total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income, divided by a five-quarter average of stockholders’ equity.
     Our cash and equivalents balance as of March 31, 2011, included approximately $1.8 billion of cash held by our subsidiaries outside of the United States. Our intent is to utilize this cash in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax. During the fourth quarter of 2011 and pursuant to IRS regulations, we temporarily borrowed and repaid $1.0 billion of cash held by our subsidiaries outside the United States. The duration of this temporary loan to the United States was less than 60 days.
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
     Consolidated working capital decreased at March 31, 2011 compared to March 31, 2010, primarily due to increases in drafts and accounts payables, accrued liabilities and the current portion of long-term debt, partially offset by an increase in receivables. Consolidated working capital increased at March 31, 2010 compared to March 31, 2009, primarily due to increases in cash and cash equivalents, partially offset by an increase in net financial inventory and repayment of $215 million of our long-term debt in March 2010.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Our ratio of net debt to net capital employed increased at March 31, 2011, compared to March 31, 2010, primarily due to an increase in total debt as a result of the US Oncology acquisition. This ratio decreased at March 31, 2010, compared to March 31, 2009, primarily reflecting an increase in cash and cash equivalents and repayment of $215 million of our long-term debt in March 2010.
     The Company paid quarterly cash dividends at the rate of $0.06 per share on its common stock from the fourth quarter of 1999 through the fourth quarter of 2008. In April 2008, the quarterly dividend was raised from $0.06 to $0.12 per share and in May 2010, the quarterly dividend was raised to $0.18 per common share. In April 2011, the Board approved an increase in the quarterly dividend from $0.18 to $0.20 per share, applicable to ensuing quarterly dividend declarations. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2011, 2010 and 2009, we paid total cash dividends of $171 million, $131 million and $116 million.
     Contractual Obligations:
     The table below presents our significant financial obligations and commitments at March 31, 2011:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5

On balance sheet
Long-term debt (1)	$4,004	$417	$861	$606	$2,120
Other (2)	413	32	83	162	136
Off balance sheet
Interest on borrowings (3)	2,012	224	361	293	1,134
Purchase obligations (4)	3,730	3,610	89	31	—
Operating lease obligations (5)	844	178	258	167	241
Customer guarantees (6)	176	119	24	5	28

Total	$11,179	$4,580	$1,676	$1,264	$3,659

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of capital lease obligations.

(2)	Represents our estimated benefit payments for the unfunded benefit plans and minimum funding requirements for the pension plans.

(3)	Primarily represents interest that will become due on our fixed rate long-term debt obligations.

(4)	A purchase obligation is defined as an arrangement to purchase goods or services that is enforceable and legally binding on the Company. These obligations primarily relate to inventory purchases, capital commitments and service agreements.

(5)	Represents minimum rental payments for operating leases.

(6)	Represents primarily agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At March 31, 2011, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $138 million and $38 million, none of which had been accrued.
     At March 31, 2011, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $485 million. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the contractual obligations table.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     In addition, at March 31, 2011, our banks and insurance companies have issued $128 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
     Credit Resources:
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable sales facility, short-term borrowings under the revolving credit facility and commercial paper.
     Senior Bridge Term Loan Facility
     In connection with our execution of an agreement to acquire US Oncology, in November 2010, we entered into a $2.0 billion unsecured Senior Bridge Term Loan Agreement (“Bridge Loan”). In December 2010, we reduced the Bridge Loan commitment to $1.0 billion. On January 31, 2011, we borrowed $1.0 billion under the Bridge Loan. On February 28, 2011, we repaid the funds obtained under the Bridge Loan with long-term debt, as further described below, and the Senior Bridge Term Loan Agreement was terminated. During the time it was outstanding, the Bridge Loan bore interest of 1.76%, which was based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Bridge Loan fees of $25 million were included in Corporate interest expense.
     US Oncology Debt Acquired
     Upon our purchase of US Oncology in December 2010, we assumed the outstanding debt of US Oncology Holdings, Inc. and its wholly-owned subsidiary US Oncology, Inc. Immediately prior to our acquisition, US Oncology Holdings, Inc. called for redemption all of its outstanding Senior Unsecured Floating Rate Toggle Notes due 2012, and US Oncology, Inc. called for redemption all of its outstanding 9.125% Senior Secured Notes due 2017 and 10.75% Senior Subordinated Notes due 2014. In the fourth quarter of 2011, we paid interest of $50 million and redeemed these notes, including the remaining accrued interest, for $1,738 million using cash on hand and borrowings under our Bridge Loan.
     Long-Term Debt
     On February 28, 2011, we issued 3.25% notes due March 1, 2016 in an aggregate principal amount of $600 million, 4.75% notes due March 1, 2021 in an aggregate principal amount of $600 million and 6.00% notes due March 1, 2041 in an aggregate principal amount of $500 million. Interest is payable on March 1 and September 1 of each year beginning on September 1, 2011. We utilized net proceeds, after discounts and offering expenses, of $1,673 million from the issuance of these notes for general corporate purposes, including the repayment of borrowings under the Bridge Loan. On February 12, 2009, we issued 6.50% notes due February 15, 2014, in an aggregate principal amount of $350 million and 7.50% notes due February 15, 2019, in an aggregate principal amount of $350 million. Interest is payable on February 15 and August 15 of each year. We utilized net proceeds, after discounts and offering expenses, of $693 million from the issuance of these notes for general corporate purposes.
     In March 2010, we repaid our $215 million 9.13% Series C Senior notes, which had matured.
     Accounts Receivable Sales Facility
     In May 2010, we renewed our accounts receivable sales facility (the “Facility”) for an additional one year period under terms substantially similar to those previously in place, and in doing so we increased our committed balance from $1.1 billion to $1.35 billion. From time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2011. We anticipate renewing this Facility before its expiration. At March 31, 2011, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. As of March 31, 2010, there were no accounts receivable sold under the Facility. Additionally, there were no sales of interests to third-party purchaser groups in the year ended March 31, 2011.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)
     Additional information regarding our accounts receivable sales facility is included in Financial Notes 1 and 11, “Significant Accounting Policies” and “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offered Rate. There were no borrowings under this facility in 2011 and 2010 and $279 million for 2009. As of March 31, 2011 and 2010, there were no amounts outstanding under this facility.
     Commercial Paper
     There were no commercial paper issuances during 2011 and 2010 and no amount outstanding at March 31, 2011 and 2010. We issued and repaid $3.3 billion of commercial paper in 2009.
     Debt Covenant
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2011, this ratio was 35.7% and we were in compliance with our other financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions.
RELATED PARTY BALANCES AND TRANSACTIONS
     Information regarding our related party balances and transactions is included in Financial Note 19, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
     Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by a hypothetical 50 bp in 2011, interest expense would not have been materially different from that reported.
     Our cash and cash equivalents balances earn interest at variable rates. Should interest rates decline, our interest income may be negatively impacted. If the underlying weighted average interest rate on our cash and cash equivalents balances changed by 50 bp in 2011, interest income would have increased or decreased by approximately $17 million. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.
     As of March 31, 2011 and 2010, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $4.3 billion and $2.5 billion. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been realized or that will be realized in the future. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.
     Foreign exchange risk: We derive revenues and earnings from Canada, the United Kingdom, Ireland, other European countries, Israel and Mexico, which exposes us to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency investments and loans. As of March 31, 2011, a hypothetical adverse 10% change in quoted foreign currency exchange rates would not have had a material impact on our net fair value of financial instruments that have exposure to foreign currency risk.

McKESSON CORPORATION
Item 8.   Financial Statements and Supplementary Data

McKESSON CORPORATION
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2011.
     Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. This audit report appears on page 53 of this Annual Report on Form 10-K.
May 5, 2011

/s/ John H. Hammergren
John H. Hammergren
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

McKESSON CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of McKesson Corporation:
     We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2011. Our audits also included the consolidated financial statement schedule (“financial statement schedule”) listed in the Index at Item 15(a). We also have audited the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Francisco, California
May 5, 2011

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2011	2010	2009
Revenues	$112,084	$108,702	$106,632
Cost of Sales	106,114	103,026	101,254

Gross Profit	5,970	5,676	5,378

Operating Expenses
Selling	767	746	743
Distribution	920	882	943
Research and development	407	376	364
Administrative	1,842	1,684	1,639
Litigation charge (credit), net	213	(20)	493

Total Operating Expenses	4,149	3,668	4,182

Operating Income	1,821	2,008	1,196
Other Income, Net	36	43	12
Interest Expense	(222)	(187)	(144)

Income from Continuing Operations Before Income Taxes	1,635	1,864	1,064
Income Tax Expense	(505)	(601)	(241)

Income from Continuing Operations	1,130	1,263	823
Discontinued Operation — gain on sale, net of tax	72	—	—

Net Income	$1,202	$1,263	$823

Earnings Per Common Share
Diluted
Continuing operations	$4.29	$4.62	$2.95
Discontinued operation — gain on sale	0.28	—	—

Total	$4.57	$4.62	$2.95

Basic
Continuing operations	$4.37	$4.70	$2.99
Discontinued operation — gain on sale	0.28	—	—

Total	$4.65	$4.70	$2.99

Weighted Average Common Shares
Diluted	263	273	279
Basic	258	269	275
See Financial Notes

McKESSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$3,612	$3,731
Receivables, net	9,187	8,075
Inventories, net	9,225	9,441
Prepaid expenses and other	333	257

Total	22,357	21,504

Property, Plant and Equipment, Net	991	851
Capitalized Software Held for Sale, Net	152	234
Goodwill	4,364	3,568
Intangible Assets, Net	1,456	551
Other Assets	1,566	1,481

Total Assets	$30,886	$28,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$14,090	$13,255
Deferred revenue	1,321	1,218
Deferred tax liabilities	1,037	977
Current portion of long-term debt	417	3
Other accrued liabilities	1,861	1,559

Total	18,726	17,012

Long-Term Debt	3,587	2,293
Other Noncurrent Liabilities	1,353	1,352

Other Commitments and Contingent Liabilities (Note 17)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: 2011 and 2010 – 800 Shares issued: 2011 – 369, 2010 – 359	4	4
Additional Paid-in Capital	5,339	4,756
Retained Earnings	8,250	7,236
Accumulated Other Comprehensive Income	87	6
Other	10	(12)
Treasury Shares, at Cost, 2011 – 117 and 2010 – 88	(6,470)	(4,458)

Total Stockholders’ Equity	7,220	7,532

Total Liabilities and Stockholders’ Equity	$30,886	$28,189

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2011, 2010 and 2009
(In millions, except per share amounts)

						Accumulated
	Common		Additional			Other	ESOP Notes	Treasury			Other
	Stock		Paid-in	Other	Retained	Comprehensive	and	Common		Stockholders'	Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income (Loss)	Guarantee	Shares	Amount	Equity	Income (Loss)
Balances, March 31, 2008	351	$4	$4,252	$(10)	$5,586	$152	$(3)	(74)	$(3,860)	$6,121
Issuance of shares under employee plans	4		97						(19)	78
ESOP funding									15	15
Share-based compensation			99							99
Tax benefit related to issuance of shares under employee plans			8							8
ESOP note collections							2			2
Translation adjustments						(273)				(273)	(273)
Unrealized net loss and other components of benefit plans, net of tax benefit of $33						(57)				(57)	(57)
Net income					823					823	823
Repurchase and retirement of common stock	(4)		(39)		(165)			(6)	(280)	(484)
Cash dividends declared, $0.48 per common share					(134)					(134)
Other				3	(7)	(1)				(5)

Balances, March 31, 2009	351	$4	$4,417	$(7)	$6,103	$(179)	$(1)	(80)	$(4,144)	$6,193	$493

Issuance of shares under employee plans	8		218					(1)	(24)	194
Share-based compensation			114							114
Tax benefit related to issuance of shares under employee plans			11							11
ESOP note collections							1			1
Translation adjustments						238				238	238
Unrealized net loss and other components of benefit plans, net of tax benefit of $32						(53)				(53)	(53)
Net income					1,263					1,263	1,263
Repurchase of common stock								(7)	(299)	(299)
Cash dividends declared, $0.48 per common share					(131)					(131)
Other			(4)	(5)	1				9	1

Balances, March 31, 2010	359	$4	$4,756	$(12)	$7,236	$6	$—	(88)	$(4,458)	$7,532	$1,448

Issuance of shares under employee plans	10		370						(17)	353
Share-based compensation			137							137
Tax benefit related to issuance of shares under employee plans			113							113
Translation adjustments						76				76	76
Net income					1,202					1,202	1,202
Repurchase of common stock			(37)					(29)	(1,995)	(2,032)
Cash dividends declared, $0.72 per common share					(188)					(188)
Other				22		5				27	5

Balances, March 31, 2011	369	$4	$5,339	$10	$8,250	$87	$—	(117)	$(6,470)	$7,220	$1,283

See Financial Notes

McKESSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2011	2010	2009
Operating Activities
Net income	$1,202	$1,263	$823
Discontinued operation — gain on sale, net of tax	(72)	—	—
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	139	148	133
Amortization	357	326	308
Provision for bad debts	18	17	29
Other deferred taxes	184	161	320
Share-based compensation expense	137	114	99
Impairment of capitalized software held for sale	72	—	—
Impairment of investments	—	—	63
Other non-cash items	12	(20)	(99)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(673)	(133)	(708)
Inventories	367	(782)	370
Drafts and accounts payable	533	1,340	(189)
Deferred revenue	42	27	(55)
Taxes	33	88	(47)
Litigation charge (credit)	213	(20)	493
Litigation settlement payments	(26)	(350)	—
Deferred tax (benefit) expense on litigation	(56)	116	(172)
Other	(144)	21	(17)

Net cash provided by operating activities	2,338	2,316	1,351

Investing Activities
Property acquisitions	(233)	(199)	(195)
Capitalized software expenditures	(155)	(179)	(197)
Acquisitions of businesses, less cash and cash equivalents acquired	(292)	(18)	(358)
Proceeds from sale of businesses	109	1	63
Restricted cash for litigation charge, net	—	55	(55)
Other	(53)	31	15

Net cash used in investing activities	(624)	(309)	(727)

Financing Activities
Proceeds from short-term borrowings	1,000	5	3,630
Repayments of short-term borrowings	(1,000)	(6)	(3,630)
Proceeds from issuances of long-term debt	1,689	—	699
Repayments of long-term debt	(1,730)	(218)	(4)
Common stock transactions:
Issuances	367	212	97
Share repurchases, including shares surrendered for tax withholding	(2,050)	(323)	(298)
Share repurchases, retirements	—	—	(204)
Dividends paid	(171)	(131)	(116)
Other	54	40	4

Net cash provided by (used in) financing activities	(1,841)	(421)	178

Effect of exchange rate changes on cash and cash equivalents	8	36	(55)

Net increase (decrease) in cash and cash equivalents	(119)	1,622	747

Cash and cash equivalents at beginning of year	3,731	2,109	1,362

Cash and cash equivalents at end of year	$3,612	$3,731	$2,109

Supplemental Cash Flow Information
Cash paid for:
Interest	$244	$188	$139
Income taxes, net of refunds	347	234	235
Non-cash item:
Fair value of acquisition debt assumed	$(1,891)	$—	$—

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
1.   Significant Accounting Policies
     Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) is a corporation that delivers medicines, pharmaceutical supplies, information and care management products and services designed to reduce costs and improve quality across the healthcare industry. We conduct our business through two operating segments, McKesson Distribution Solutions and McKesson Technology Solutions, as further described in Financial Note 20, “Segments of Business.”
     Basis of Presentation: The consolidated financial statements and accompanying notes are prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. We evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. Intercompany transactions and balances have been eliminated.
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
     We maintain cash and cash equivalents with several financial institutions. Bank deposits may exceed the amount of federal deposit insurance; however, domestic non-interest bearing deposit transaction amounts are fully insured by the Federal Deposit Insurance Corporation regardless of the dollar amount. Cash equivalents may be invested in money market funds. We mitigate the risk of our short-term investment portfolio by investing the majority of funds in U.S. government securities, depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
     Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within prepaid expenses and other in the consolidated balance sheets. At March 31, 2011 and 2010, restricted cash was not material.
     Marketable Securities Available for Sale: We carry our marketable securities, which are available for sale, at fair value and they are included in prepaid expenses and other in the consolidated balance sheets. The net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2011 and 2010, marketable securities were not material.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Concentrations of Credit Risk and Receivables: Our trade receivables are subject to a concentration of credit risk with customers primarily in our Distribution Solutions segment. During 2011, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“CVS”) and Rite Aid Corporation (“Rite Aid”), accounted for approximately 14% and 11% of our total consolidated revenues. At March 31, 2011, accounts receivable from our ten largest customers were approximately 43% of total accounts receivable. Accounts receivable from CVS, Wal-Mart Stores, Inc. (“Walmart”) and Rite Aid were approximately 13%, 10% and 9% of total accounts receivable. As a result, our sales and credit concentration is significant. A default in payment, a material reduction in purchases from these, or any other large customers or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to a concentration of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
     Financing Receivables: We assess and monitor credit risk associated with financing receivables, namely lease and notes receivables, through regular review of our collection experience in determining our allowance for loan losses. On an ongoing basis, we also evaluate credit quality of our financing receivables utilizing aging of receivables and write-offs, as well as consider existing economic conditions, to determine if an allowance is necessary. As of March 31, 2011, financing receivables and the related allowance were not material to our consolidated financial statements.
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
     The LIFO method was used to value approximately 87% of our inventories at March 31, 2011 and 2010. At March 31, 2011 and 2010, our LIFO reserves, net of LCM adjustments, were $96 million and $93 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2011, 2010 and 2009, we recognized net LIFO expense of $3 million, $8 million and $8 million within our consolidated statements of operations. In 2011, our $3 million net LIFO expense related to our non-pharmaceutical products. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
     We believe that the FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or inventory as valued under FIFO. Primarily due to continued net deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $156 million and $112 million higher than FIFO as of March 31, 2011 and 2010. As a result, in 2011 and 2010, we recorded LCM charges of $44 million and $5 million in cost of sales within our consolidated statements of operations to adjust our LIFO inventories to market.
     Shipping and Handling Costs: We include all costs to warehouse, pick, pack and deliver inventory to our customers in distribution expenses.
     Property, Plant and Equipment: We state our property, plant and equipment at cost and depreciate them under the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 30 years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Capitalized Software Held for Sale: Development costs for software held for sale, which primarily pertain to our Technology Solutions segment, are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of approximately three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. At the end of the second quarter of 2010, our Horizon Enterprise Revenue Management TM (“HzERM”) software product became generally available. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM software product and as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge in the second quarter of 2011 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.
     Additional information regarding our capitalized software expenditures is as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

Amounts capitalized	$64	$75	$74
Amortization expense	75	67	50
Impairment charge	72	—	—
Third-party royalty fees paid	72	63	50

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
     Impairment tests require that we first compare the carrying value of our reporting units to the estimated fair value of the reporting units. If the carrying value exceeds the fair value, a second step is performed to calculate the amount of impairment, which would be recorded as a charge in the consolidated statements of operations. The fair value of a reporting unit is based upon a number of considerations including projections of revenues, earnings and discounted cash flows and determination of market value multiples for similar businesses or guideline companies whose securities are actively traded in public markets. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. In addition, we compare the aggregate of the reporting units’ fair value to the Company’s market capitalization as a further corroboration of the fair value. The testing requires a complex series of assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations. There were no goodwill impairments during 2011, 2010, or 2009.
     Intangible assets: Currently all of our intangible assets are subject to amortization and are generally amortized on a straight line basis over their estimated useful lives, ranging from one to twenty years. We review identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no material impairments of intangible assets during 2011, 2010 or 2009.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over the assets’ estimated useful lives ranging from one to ten years. As of March 31, 2011 and 2010, capitalized software held for internal use was $446 million and $483 million, net of accumulated amortization of $778 million and $665 million, and was included in other assets in the consolidated balance sheets.
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
     Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for full credit. Sales returns are accrued based on estimates at the time of sale to the customer. Sales returns from customers were approximately $1.4 billion in 2011, and $1.2 billion in 2010 and 2009. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
     The revenues for our Distribution Solutions segment include large volume sales of pharmaceuticals to a limited number of large customers who warehouse their own product. We order bulk product from the manufacturer, receive and process the product through our central distribution facility and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. Sales to customers’ warehouses amounted to $18.6 billion in 2011, $21.4 billion in 2010, and $25.8 billion in 2009. We also record revenues for direct store deliveries from most of these same customers. Direct store deliveries are shipments from the manufacturer to our customers of a limited category of products that require special handling. We assume the primary liability to the manufacturer for these products.
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
     Our Technology Solutions segment also includes revenues from disease management programs provided to various states’ Medicaid programs. These service contracts include provisions for achieving certain cost-savings and clinical targets. If the targets are not met for certain of these contracts, a portion, or all, of the revenue must be refunded to the customer. We recognize revenue during the term of the contract by assessing actual performance against contractual targets and then determining the amount the customer would be legally obligated to pay if the contract terminated as of the measurement date. These assessments include estimates of medical claims and other data in accordance with the contract methodology. Because complete data is unavailable until six to nine months after the measurement period, there is generally a significant time delay between recording the accrual and the final settlement of the contract. If data is insufficient to assess performance or we have not met the targets, we defer recognition of the revenue. As of March 31, 2011 and 2010, we had deferred $25 million and $26 million related to these types of contracts, which was included in deferred revenue in the consolidated balance sheets. We generally have been successful in achieving performance targets under these agreements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2011 and 2010, supplier reserves were $102 million and $89 million. The ultimate outcome of any outstanding claim may be different than our estimate. All of the supplier reserves at March 31, 2011 and 2010 pertain to our Distribution Solutions segment.
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
     Foreign Currency Translation: Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive income or losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2011, 2010 or 2009.
     Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or losses and are recognized in the consolidated statements of operations when the hedged item affects earnings. We periodically evaluate hedge effectiveness and ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings. The volume of activity related to derivative financial instruments was not material for 2011, 2010 and 2009.
     Accounts Receivable Sales: At March 31, 2011, we had a $1.35 billion accounts receivable sales facility (“the Facility”). Through this Facility, McKesson Corporation, the parent company, transfers certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a wholly-owned and consolidated subsidiary, which then sells these receivables to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the pool of accounts receivable to third-party purchaser groups, (the “Purchaser Groups”), which include financial institutions and commercial paper conduits.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Prior to April 1, 2010, sales of undivided interests in the receivables by the SPE to the Purchaser Groups were accounted for as sales because we had relinquished control of the receivables. Accounts receivable sold under these transactions were excluded from receivables, net in the accompanying consolidated balance sheets. Fee charges from the Purchaser Groups were recorded within administrative expenses in the consolidated statements of operations.
     On April 1, 2010, we adopted amended accounting guidance for transfers of financial assets, including securitization transactions, in which entities have continued exposure to risks related to transferred financial assets. This amendment changed the requirements for derecognizing financial assets and expanded the disclosure requirements for such transactions. The operations of the Facility did not change, however as a result of the amended accounting guidance from April 1, 2010 forward, accounts receivable transactions under our Facility are accounted for as secured borrowings rather than asset sales. Accounts receivable continue to be recognized on our consolidated balance sheet and proceeds from the Purchaser groups are shown as secured borrowings. Commencing in 2011, fee charges from the Purchaser Groups are recorded as interest expense in the consolidated statements of operations.
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
     Loss Contingencies: We are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided.
     Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimate.
     Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Effective April 1, 2009, acquisition-related expenses and restructuring costs are recognized separately from the business combinations and are expensed as incurred. Acquisition-related expenses totaled $52 million in 2011 and were not material in 2010.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Recently Adopted Accounting Pronouncements
     Accounting for Transfers of Financial Assets: On April 1, 2010, we adopted amended accounting guidance for transfers of financial assets, including securitization transactions, in which entities have continued exposure to risks related to transferred financial assets. This amendment changed the requirements for derecognizing financial assets and expanded the disclosure requirements for such transactions. As a result of the amended accounting guidance, from April 1, 2010 forward, accounts receivable transactions under our accounts receivable sales facility are accounted for as secured borrowings rather than asset sales.
     Consolidations: On April 1, 2010, we adopted amended accounting guidance for consolidation of VIEs. The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary, including ongoing assessments of control over such entities. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.
     Financing Receivables: On October 1, 2010, we adopted amended accounting guidance which expands disclosures regarding credit quality and the related allowance for credit losses of financing receivables. On January 1, 2011, we adopted additional disclosure requirements regarding activity during a reporting period. The adoption of the amended guidance did not have an impact on our consolidated financial results as these changes relate only to disclosures. Because our financing receivables are not material to our consolidated financial statements, the disclosures required under the new accounting guidance have been omitted from our Financial Notes with the exception of certain accounting policy disclosures which describe how we assess and monitor credit risk associated with our financing receivables.
     Fair Value Measurements and Disclosures: In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements of assets and liabilities. These standards also amend requirements for employer’s disclosure about post retirement benefit plan assets to conform to the fair value disclosure requirement. On January 1, 2010, we adopted the amended standards, except for the disclosures about the roll-forward of activity in Level 3 (measurement using significant unobservable inputs) fair value measurements, which are effective for us on April 1, 2011. The adoption of the amended guidance did not have a material effect on our consolidated financial statements.
     Newly Issued Accounting Pronouncements
     Revenue Recognition: In October 2009, the FASB issued amended accounting guidance for multiple-element arrangements. The amended guidance eliminates the use of the residual method and incorporates the use of an estimated selling price to allocate arrangement consideration. The amended guidance will become effective for us for multiple-element arrangements entered into or materially modified on or after April 1, 2011. We do not anticipate the adoption of the amended guidance to have a material effect on our consolidated financial statements.
     In October 2009, the FASB issued amended guidance for certain revenue arrangements that include software elements. The guidance amends pre-existing software revenue guidance by removing from its scope tangible products that contain both software and non-software components that function together to deliver the product’s functionality. The amended guidance will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. We do not anticipate the adoption of the amended guidance to have a material effect on our consolidated financial statements.
     In April 2010, the FASB issued amended accounting guidance for vendors who apply the milestone method of revenue recognition to research and development arrangements. The amended guidance applies to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The amended guidance is effective on a prospective basis for us for milestones achieved on or after April 1, 2011. We do not anticipate the adoption of the amended guidance to have a material effect on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
2.   Business Combinations
     On December 30, 2010, we acquired all of the outstanding shares of US Oncology Holdings, Inc. (“US Oncology”) of The Woodlands, Texas for approximately $2.1 billion, consisting of cash consideration of $0.2 billion, net of cash acquired, and the assumption of liabilities with a fair value of $1.9 billion. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payers and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists. The cash paid at acquisition was funded from cash on hand.
     The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

			Amounts
			Recognized
	Amounts		as of
	Previously		Acquisition
	Recognized as of	Measurement	Date
	Acquisition Date	Period	(Provisional
(In millions)	(Provisional) (1)	Adjustments	as Adjusted)

Current assets, net of cash acquired	$546	$116	$662
Goodwill	774	34	808
Intangible assets	1,099	(92)	1,007
Other long-term assets	396	(42)	354
Current liabilities	(535)	46	(489)
Current portion of long-term debt	(1,751)	16	(1,735)
Other long-term liabilities	(270)	(68)	(338)
Other stockholders’ equity	(15)	(10)	(25)

Net assets acquired, less cash and cash equivalents	$244	$—	$244

(1)	Represents amounts reported in our Form 10-Q for the quarter ended December 31, 2010.
     During the fourth quarter of 2011, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were revised. Due to the recent timing of the acquisition, these amounts are subject to change within the measurement period as our fair value assessments are finalized.
     Included in the purchase price allocation are acquired identifiable intangibles of $1.0 billion, the fair value of which was determined by using Level 3 inputs, which are estimated using significant unobservable inputs. Acquired intangibles primarily consist of $0.7 billion of service agreements and $0.2 billion of customer lists. The estimated weighted average lives of the service agreements, customer lists and total acquired intangibles are 18 years, 10 years and 16 years. The fair value of the debt acquired was determined primarily by using Level 3 inputs, which are estimated using significant unobservable inputs. Refer to Financial Note 11, “Debt and Financing Activities,” for additional information on the assumption and funding of acquired debt. The excess of the purchase price over the net tangible and intangible assets of approximately $808 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business.
     Financial results for US Oncology have been included in the results of operations within our Distribution Solutions segment beginning in the fourth quarter of 2011. We recorded $52 million of net acquisition-related expenses in 2011 as follows:

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

		Corporate &
	Distribution	Interest
(In millions)	Solutions	Expense	Total

Operating expenses:
Transaction closing expenses	$22	$—	$22
Severance and relocation	9	—	9
Other integration expenses	10	2	12

Total operating expenses	41	2	43
Other income: reimbursement of post-acquisition interest expense from former shareholders	—	(16)	(16)
Interest expense: bridge loan fees	—	25	25

Total acquisition-related expenses	$41	$11	$52

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
     The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)

Goodwill	$126
Intangible assets	67
Other assets	89
Accounts payable and other liabilities	(92)

Net assets acquired, less cash and cash equivalents	$190

     During the first quarter of 2010, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were completed. The excess of the purchase price over the net tangible and intangible assets of approximately $126 million was recorded as goodwill, which primarily reflected the expected future benefits from synergies to be realized upon integrating the business. Included in the purchase price allocation were acquired identifiable intangibles of $61 million primarily representing a customer relationship with a useful life of 7 years, a trade name of $2 million with a useful life of less than one year and a not-to-compete agreement of $4 million with a useful life of 4 years.
     During the last three years, we also completed a number of other smaller acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Compensation expense for the share-based awards is recognized for the portion of awards ultimately expected to vest. We estimate the number of share-based awards, which will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period. As required, the forfeiture estimates are adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be higher or lower than current estimates. The weighted-average forfeiture rate was approximately 5% at March 31, 2011.
     The compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in 2011, 2010 and 2009.
     Impact on Net Income
     The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

RSUs (1)	$79	$47	$60
PeRSUs (2)	27	39	13
Stock options	22	19	18
Employee stock purchase plan	9	9	8

Share-based compensation expense	137	114	99
Tax benefit for share-based compensation expense (3)	(48)	(41)	(34)

Share-based compensation expense, net of tax	$89	$73	$65

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax expense is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.

Stock Plans
     The 2005 Stock Plan provides our employees, officers and non-employee director’s share-based long-term incentives. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, restricted stock, RSUs, PeRSUs and other share-based awards. As of March 31, 2011, 13 million shares remain available for future grant under the 2005 Stock Plan.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We continue to use the Black-Scholes options-pricing model to estimate the fair value of our stock options. Once the fair value of an employee stock option is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual. The options-pricing model requires the use of various estimates and assumptions as follows:
•	Expected stock price volatility is based on a combination of historical volatility of our common stock and implied market volatility. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with employee stock option valuation considerations.

•	Expected dividend yield is based on historical experience and investors’ current expectations.

•	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the time of grant.

•	Expected life of the options is based primarily on historical employee stock option exercise and other behavior data and reflects the impact of changes in contractual life of current option grants compared to our historical grants.
     Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2011	2010	2009

Expected stock price volatility	29%	33%	27%
Expected dividend yield	1.1%	0.7%	0.6%
Risk-free interest rate	3%	2%	3%
Expected life (in years)	5	5	5

     The following is a summary of options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
	Number of	Weighted-		Number of
	Options	Average	Weighted-	Options
	Outstanding At	Remaining	Average	Exercisable at	Weighted-
	Year End	Contractual Life	Exercise	Year End	Average
Range of Exercise Prices	(In millions)	(Years)	Price	(In millions)	Exercise Price
$27.35 — $41.02	4	3	$37.26	3	$35.28
$41.03 — $54.70	1	2	45.89	1	46.06
$54.71 — $68.37	4	5	62.76	1	59.95

	9			5

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The following table summarizes stock option activity during 2011, 2010 and 2009:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
(In millions, except per share data and years)	Shares	Price	Term (Years)	Value (2)

Outstanding, March 31, 2008	26	$ 48.59	3	$ 298
Granted	1	57.81
Exercised	(1)	33.49
Cancelled and forfeited	(7)	78.35

Outstanding, March 31, 2009	19	39.28	3	33
Granted	2	40.59
Exercised	(5)	33.34

Outstanding, March 31, 2010	16	41.26	3	394
Granted	1	67.95
Exercised	(8)	37.63

Outstanding, March 31, 2011	9	49.01	4	269

Vested and expected to vest (1)	9	49.01	4	268
Vested and exercisable, March 31, 2011	5	44.19	2	174

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The aggregate intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the option exercise price, times the number of “in-the-money” option shares.
     The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data and years)	2011	2010	2009

Weighted-average grant date fair value per stock option	$18.37	$12.56	$16.16
Aggregate intrinsic value on exercise	$276	$115	$30
Cash received upon exercise	$319	$165	$49
Tax benefits realized related to exercise	$106	$37	$14
Total fair value of shares vested	$21	$16	$13
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$41	$37	$30
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1	1	1

     RSUs and PeRSUs
     RSUs, which entitle the holder to receive at the end of a vesting term a specified number of shares of the Company’s common stock are accounted for at fair value at the date of grant. Total compensation expense for RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in three to four years. We recognize expense for RSUs with a single vest date on a straight-line basis over the requisite service period. We have elected to expense the grant date fair value of RSUs with only graded vesting and service conditions on a straight-line basis over the requisite service period.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. However, issuance of any underlying shares granted prior to the July 2008 Annual Meeting of Stockholders is deferred until the director is no longer performing services for the Company. For those RSUs granted subsequent to July 2008, the director may choose to receive payment immediately or defer receipt of the underlying shares if they meet director stock ownership guidelines. At March 31, 2011, 113,000 RSUs for our directors are vested, but shares have not been issued.
     PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. PeRSUs are accounted for as variable awards until the performance goals are reached and the grant date is established. Total compensation expense for PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company’s common stock, commencing at the inception of the requisite service period. During the performance period, the compensation expense for PeRSUs is re-computed using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. For PeRSUs granted during or prior to 2009, for which the related RSU grant has multiple vesting dates, we recognize the compensation expense of these awards on a graded vesting basis over the requisite aggregate service period of four years. For PeRSUs granted during or after 2009, for which the related RSU has a single vesting date, we recognize compensation expense of these awards on a straight-line basis over the requisite aggregate service period of four years.
     The following table summarizes RSU activity during 2011, 2010 and 2009:

		Weighted-
		Average
		Grant Date Fair
(In millions, except per share data)	Shares	Value Per Share

Nonvested, March 31, 2008	3	$ 54.13
Granted	1	57.38
Vested	(1)	57.61

Nonvested, March 31, 2009	3	$ 54.70
Granted	2	40.94
Vested	(1)	50.42

Nonvested, March 31, 2010	4	$ 49.21
Granted	3	67.84
Vested	(1)	61.05

Nonvested, March 31, 2011	6	$ 57.79

     The following table provides data related to RSU activity:

	Years Ended March 31,
(Dollars in millions)	2011	2010	2009

Total fair value of shares vested	$43	$74	$101
Total compensation cost, net of estimated forfeitures, related to nonvested RSU awards not yet recognized, pre-tax	$131	$61	$52
Weighted-average period in years over which RSU cost is expected to be recognized	2	2	1

     In May 2010, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2012 (the “2011 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of RSUs. As of March 31, 2011, the total compensation cost, net of estimated forfeitures, related to nonvested 2011 PeRSUs not yet recognized was approximately $93 million, pre-tax (based on the period-end market price of the Company’s common stock) and the weighted-average period over which the cost is expected to be recognized is 3 years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Employee Stock Purchase Plan (“ESPP”)
     The Company has an ESPP under which 16 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant. In 2011, 2010 and 2009, 1 million shares were issued under the ESPP and 2 million shares remain available for issuance at March 31, 2011.
4.   Other Income, Net

	Years Ended March 31,
(In millions)	2011	2010	2009

Interest income	$18	$16	$31
Equity in (loss) earnings, net (1)	(6)	6	7
Reimbursement of post-acquisition interest expense	16	—	—
Gain on sale of investment (1)	—	17	24
Impairment of investments (1)	—	—	(63)
Other, net	8	4	13

Total	$36	$43	$12

(1)	Recorded within our Distribution Solutions segment.
     In 2011, other income, net included a credit of $16 million representing the reimbursement of post-acquisition interest expense by the former shareholders of US Oncology, which is recorded in Corporate.
     In 2010, we sold our 50% equity interest in McKesson Logistics Solutions LLC (“MLS”), a Canadian logistics company, for a pre-tax gain of $17 million or $14 million after-tax.
     In 2009, we sold our 42% equity interest in Verispan LLC, a data analytics company, for a pre-tax gain of $24 million or $14 million after-tax.
     We evaluate our investments for impairment when events or changes in circumstances indicate that the carrying values of such investments may have experienced an other-than-temporary decline in value. In 2009, we determined that the fair value of our interest in Parata Systems, LLC (“Parata”) was lower than its carrying value and that such impairment was other-than-temporary. Fair value was determined using a discounted cash flow analysis based on estimated future results and market capitalization rates. We determined the impairment was other-than-temporary based on our assessment of all relevant factors including deterioration in the investee’s financial condition and weak market conditions. As a result, we recorded a pre-tax impairment of $58 million ($55 million after-tax) on this investment, which is recorded within other income, net in the consolidated statements of operations. Our investment in Parata is accounted for under the equity method of accounting
     In 2009, we also recorded a pre-tax impairment of $5 million ($5 million after-tax) on another equity-held investment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
5.   Income Taxes

	Years Ended March 31,
(In millions)	2011	2010	2009

Income from continuing operations before income taxes
U.S.	$1,161	$1,340	$623
Foreign	474	524	441

Total income from continuing operations before income taxes	$1,635	$1,864	$1,064

     The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2011	2010	2009

Current
Federal	$283	$255	$177
State and local	40	25	(111)
Foreign	54	44	35

Total current	377	324	101

Deferred
Federal	121	269	69
State and local	1	13	62
Foreign	6	(5)	9

Total deferred	128	277	140

Income tax provision	$505	$601	$241

     In 2011, income tax expense included $34 million of net income tax benefits for discrete items, which primarily relate to the recognition of previously unrecognized tax benefits and accrued interest.
     In 2009, income tax expense included $111 million of net income tax benefits for discrete items of which, $87 million represents a non-cash benefit. These benefits primarily relate to the recognition of previously unrecognized tax benefits and related accrued interest. The recognition of these discrete items was primarily due to the lapsing of the statutes of limitations.
     The U.S. Internal Revenue Service (“IRS”) is currently examining our fiscal years 2003 through 2006 and we anticipate the field work will be completed and they will issue the Revenue Agent Report in our first quarter of fiscal 2012. We have received assessments from the Canada Revenue Agency (“CRA”) for a total of $169 million related to transfer pricing for 2003 through 2007. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007. If we are not successful in resolving these issues with the CRA, a trial date has been set for October 17, 2011 with the Tax Court of Canada. We believe that we have adequately provided for any potential adverse results relating to the IRS and CRA examinations. However, the final resolution of these issues could result in an increase or decrease to income tax expense.
     In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     The reconciliation between our effective tax rate on income from continuing operations and statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

Income tax provision at federal statutory rate	$572	$652	$372
State and local income taxes net of federal tax benefit	33	25	18
Foreign income taxed at various rates	(105)	(144)	(120)
Unrecognized tax benefits and settlements	14	53	(21)
Tax credits	(16)	(8)	(20)
Other, net	7	23	12

Income tax provision	$505	$601	$241

     At March 31, 2011, undistributed earnings of our foreign operations totaling $2.7 billion were considered to be permanently reinvested. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.
     Deferred tax balances consisted of the following:

	March 31,
(In millions)	2011	2010

Assets
Receivable allowances	$48	$56
Deferred revenue	107	107
Compensation and benefit related accruals	409	349
AWP litigation accrual	97	56
Loss and credit carryforwards	494	481
Other	241	235

Subtotal	1,396	1,284
Less: valuation allowance	(99)	(97)

Total assets	$1,297	$1,187

Liabilities
Basis difference for inventory valuation and other assets	$(1,450)	$(1,363)
Basis difference for fixed assets and systems development costs	(221)	(210)
Intangibles	(532)	(209)
Other	(58)	(63)

Total liabilities	(2,261)	(1,845)

Net deferred tax liability	$(964)	$(658)

Current net deferred tax liability	$(1,036)	$(975)
Long-term net deferred tax asset	72	317

Net deferred tax liability	$(964)	$(658)

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     We have federal, state and foreign income tax net operating loss carryforwards of $267 million, $2.9 billion and $239 million. The federal and state net operating losses will expire at various dates from 2012 through 2031. Substantially all of our foreign net operating losses have indefinite lives. We believe that it is more likely than not that the benefit from certain federal, state and foreign net operating loss carryforwards may not be realized. In recognition of this risk, we have provided valuation allowances of $16 million and $58 million on the deferred tax assets relating to these state and foreign net operating loss carryforwards. We also have state capital loss carryforwards of $27 million which will expire at various dates from 2012 through 2015.
     We also have domestic income tax credit carryforwards of $191 million which are primarily alternative minimum tax credit carryforwards that have an indefinite life. However, we believe that it is more likely than not that the benefit from certain state tax credits of $15 million may not be fully realized. In recognition of this risk, we have provided a valuation allowance of $2 million. In addition, we have Canadian research and development credit carryforwards of $12 million. The Canadian research and development credits will expire at various dates from 2018 to 2031.
     On December 30, 2010, we acquired all of the outstanding shares of US Oncology. As part of acquisition accounting, we recorded net deferred tax liabilities of $170 million on the opening balance sheet. The $170 million included deferred tax liabilities of $339 million for basis differences in intangible assets, offset by deferred tax assets of $83 million for federal and state net operating losses and $86 million for other future deductible and taxable differences.
     The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2011	2010	2009

Unrecognized tax benefits at beginning of period	$619	$526	$496
Additions based on tax positions related to prior years	32	50	77
Reductions based on tax positions related to prior years	(60)	(12)	—
Additions based on tax positions related to current year	50	72	61
Reductions based on settlements	(6)	(16)	(41)
Reductions based on the lapse of the applicable statutes of limitations	—	(1)	(67)

Unrecognized tax benefits at end of period	$635	$619	$526

     Of the total $635 million in unrecognized tax benefits at March 31, 2011, $415 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $88 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
     We report interest and penalties on tax deficiencies as income tax expense. At March 31, 2011, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $136 million. We recognized an income tax expense of $16 million, before any tax effect, related to interest in our consolidated statements of operations during 2011. We have no material amounts accrued for penalties.
6.   Discontinued Operation
     In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale, we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our statement of operations in 2011. The historical financial operating results and net assets of MAP were not material to our consolidated financial statements for all periods presented.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
7.   Earnings Per Common Share
     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Potentially dilutive securities primarily include outstanding stock options, RSUs and PeRSUs.
     The computations for basic and diluted earnings per common share from continuing and discontinued operations are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2011	2010	2009

Income from continuing operations	$1,130	$1,263	$823
Discontinued operation — gain on sale, net of tax	72	—	—

Net income	$1,202	$1,263	$823

Weighted average common shares outstanding:
Basic	258	269	275
Effect of dilutive securities:
Options to purchase common stock	3	3	3
Restricted stock units	2	1	1

Diluted	263	273	279

Earnings per common share: (1)
Basic
Continuing operations	$4.37	$4.70	$2.99
Discontinued operation, net	0.28	—	—

Total	$4.65	$4.70	$2.99

Diluted
Continuing operations	$4.29	$4.62	$2.95
Discontinued operation, net	0.28	—	—

Total	$4.57	$4.62	$2.95

(1)	Certain computations may reflect rounding adjustments.
     Approximately 6 million, 8 million and 5 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share in 2011, 2010 and 2009, as they were anti-dilutive.
8.   Receivables, Net

	March 31,
(In millions)	2011	2010

Customer accounts	$7,982	$7,256
Other	1,341	968

Total	9,323	8,224
Allowances	(136)	(149)

Net	$9,187	$8,075

     The allowances are primarily for estimated uncollectible accounts and sales returns to vendors.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
9.   Property, Plant and Equipment, Net

	March 31,
(In millions)	2011	2010

Land	$70	$50
Building, machinery, equipment and other	1,973	1,808

Total property, plant and equipment	2,043	1,858
Accumulated depreciation	(1,052)	(1,007)

Property, plant and equipment, net	$991	$851

10.   Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill were as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2009	$1,869	$1,659	$3,528
Goodwill acquired	7	4	11
Acquisition accounting and other adjustments	(26)	—	(26)
Foreign currency translation adjustments	21	34	55

Balance, March 31, 2010	$1,871	$1,697	$3,568
Goodwill acquired	819	8	827
Acquisition accounting and other adjustments	(32)	(13)	(45)
Foreign currency translation adjustments	4	10	14

Balance, March 31, 2011	$2,662	$1,702	$4,364

     Information regarding intangible assets is as follows:

	March 31, 2011				March 31, 2010
	Weighted Average
	Remaining			Net
	Amortization Period	Gross	Accumulated	Carrying	Gross	Accumulated	Net
(In millions)	(years)	Carrying Amount	Amortization	Amount	Carrying Amount	Amortization	Carrying Amount

Customer lists	7	$1,057	$(444)	$613	$832	$(347)	$485
Service agreements	17	723	(11)	712	—	—	—
Trademarks and trade names	14	76	(31)	45	45	(20)	25
Technology	3	204	(170)	34	190	(156)	34
Other	9	76	(24)	52	29	(22)	7

Total		$2,136	$(680)	$1,456	$1,096	$(545)	$551

     Amortization expense of intangible assets was $132 million, $121 million and $128 million for 2011, 2010 and 2009. Estimated annual amortization expense of intangible assets is as follows: $186 million, $168 million, $154 million, $136 million and $115 million for 2012 through 2016, and $697 million thereafter. All intangible assets were subject to amortization as of March 31, 2011 and 2010.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
11.   Debt and Financing Activities

	March 31,
(In millions)	2011	2010

7.75% Notes due February, 2012	$399	$399
5.25% Notes due March, 2013	499	499
6.50% Notes due February, 2014	350	350
3.25% Notes due March, 2016	598	—
5.70% Notes due March, 2017	499	499
7.50% Notes due February, 2019	349	349
4.75% Notes dues March, 2021	598	—
7.65% Debentures due March, 2027	175	175
6.00% Notes due March, 2041	493	—
Other	44	25

Total debt	4,004	2,296
Less current portion	(417)	(3)

Total long-term debt	$3,587	$2,293

     Senior Bridge Term Loan Facility
     In connection with our execution of an agreement to acquire US Oncology, in November 2010 we entered into a $2.0 billion unsecured Senior Bridge Term Loan Agreement (“Bridge Loan”). In December 2010, we reduced the Bridge Loan commitment to $1.0 billion. On January 31, 2011, we borrowed $1.0 billion under the Bridge Loan. On February 28, 2011, we repaid the funds obtained under the Bridge Loan with long-term debt, as further described below, and the Senior Bridge Term Loan Agreement was terminated. During the time it was outstanding, the Bridge Loan bore interest of 1.76%, which was based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Bridge Loan fees of $25 million were included in interest expense.
     US Oncology Debt Acquired
     Upon our purchase of US Oncology in December 2010, we assumed the outstanding debt of US Oncology Holdings, Inc. and its wholly-owned subsidiary US Oncology, Inc. Immediately prior to our acquisition, US Oncology Holdings, Inc. called for redemption all of its outstanding Senior Unsecured Floating Rate Toggle Notes due 2012 and US Oncology, Inc. called for redemption all of its outstanding 9.125% Senior Secured Notes due 2017 and 10.75% Senior Subordinated Notes due 2014. In the fourth quarter of 2011, we paid interest of $50 million and redeemed these notes, including the remaining accrued interest for $1,738 million using cash on hand and borrowings under our Bridge Loan.
     Long-Term Debt
     On February 28, 2011, we issued 3.25% notes due March 1, 2016 in an aggregate principal amount of $600 million, 4.75% notes due March 1, 2021 in an aggregate principal amount of $600 million and 6.00% notes due March 1, 2041 in an aggregate principal amount of $500 million. Interest is payable on March 1 and September 1 of each year beginning on September 1, 2011. We utilized net proceeds, after discounts and offering expenses, of $1,673 million from the issuance of these notes (each note constitutes a “Series”) for general corporate purposes, including the repayment of borrowings under the Bridge Loan.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On February 12, 2009, we issued 6.50% notes due February 15, 2014 in an aggregate principal amount of $350 million and 7.50% notes due February 15, 2019 in an aggregate principal amount of $350 million. Interest is payable on February 15 and August 15 of each year. We utilized net proceeds, after discounts and offering expenses, of $693 million from the issuance of these notes (each note constitutes a “Series”) for general corporate purposes.
     Each Series constitutes an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and future unsecured and unsubordinated indebtedness outstanding from time-to-time. Each Series is governed by materially similar indentures and an officers’ certificate specifying certain terms of each Series.
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
     In March 2010, we repaid our $215 million 9.13% Series C Senior Notes which had matured.
     Scheduled future principal payments of long-term debt are $417 million in 2012, $509 million in 2013, $352 million in 2014, $2 million in 2015, $604 million in 2016 and $2.1 billion thereafter.
     Accounts Receivable Sales Facility
     In May 2010, we renewed our accounts receivable sales facility (the “Facility”) for an additional one year period under terms substantially similar to those previously in place, and in doing so, we increased our committed balance from $1.1 billion to $1.35 billion. From time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2011. We anticipate renewing this facility before its expiration.
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
     Interests in the pool of accounts receivable that are sold to the Purchaser Groups and accounts receivable retained by the Company are carried at face value, which, due to the short-term nature of our accounts receivable and terms of the Facility, approximates fair value. McKesson receives cash in the amount of the face value for the undivided interests sold. No gain or loss is recorded upon the utilization of the facility as fee charges from the Purchaser Groups are based upon a floating yield rate and the period the undivided interests remain outstanding.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the SPE and the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At March 31, 2011, we were in compliance with all covenants. Should we default under the Facility, the Purchaser Groups are entitled to receive only collections on the accounts receivable owned by the SPE.
     Prior to 2011, transactions in the Facility were accounted for as sales because we met the requirements of the existing accounting guidance, including relinquishing control of the accounts receivable. Accordingly, accounts receivable sold would have been excluded from accounts receivable, net in the accompanying March 31, 2010 consolidated balance sheet had any balances been outstanding in the Facility at that date. On April 1, 2010, we adopted amended accounting guidance for transfers of financial assets. Transactions under the Facility no longer meet the requirements for sale as defined in the amended accounting guidance primarily because the Company’s retained interest in the pool of accounts receivable is subordinated to the Purchaser Groups to the extent there is any outstanding balance in the Facility. Consequently, the related accounts receivable would continue to be recognized on our consolidated balance sheets and proceeds from the Purchaser Groups would be shown as secured borrowings. Commencing in 2011, fee charges from the Purchaser Groups are recorded in interest expense within the consolidated statements of operations. Prior to 2011, these fee charges were recorded in Corporate administrative expenses. Additionally, any proceeds from these accounts receivable transactions would be reflected in the financing section within the statements of cash flows.
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
     Information regarding receivables subject to borrowings as of March 31, 2011 or our outstanding balances related to our interests in accounts receivable sold or qualifying receivables retained as of March 31, 2010 is as follows:

	March 31,
(In millions)	2011	2010

Receivables subject to borrowings or sold	$—	$—
Receivables retained, net of allowance for doubtful accounts	N/A	4,887

     The following table summarizes the activity related to our interests in accounts receivable sold:

	Years Ended March 31,
(In millions)	2011		2010	2009

Proceeds from accounts receivable sales	$	N/A	$—	$5,780
Fees and charges (1)		9	11	10

(1)	Recorded in interest expense in 2011 and operating expenses in 2010 and 2009 in the consolidated statements of operations.
     The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of March 31, 2011 and 2010.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offered Rate. There were no borrowings under this facility in 2011 or 2010 and $279 million for 2009. As of March 31, 2011 and 2010, there were no amounts outstanding under this facility.
     Commercial Paper
     There were no commercial paper issuances during 2011 and 2010 and no amount outstanding at March 31, 2011 and 2010. We issued and repaid $3.3 billion of commercial paper in 2009.
     Debt Covenants
     Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2011, this ratio was 35.7% and we were in compliance with our other financial covenants.
12.   Pension Benefits
     We maintain a number of qualified and nonqualified defined pension benefit plans and defined contribution plans for eligible employees.
     Defined Pension Benefit Plans
     Eligible U.S. employees who were employed by the Company prior to December 31, 1996 are covered under the Company-sponsored defined benefit retirement plan. In 1997, we amended this plan to freeze all plan benefits based on each employee’s plan compensation and creditable service accrued to that date. The Company has made no annual contributions since this plan was frozen. The benefits for this defined benefit retirement plan are based primarily on age of employees at date of retirement, years of service and employees’ pay during the five years prior to retirement. We also have defined benefit pension plans for eligible Canadian and United Kingdom employees as well as an unfunded nonqualified supplemental defined benefit plan for certain U.S. executives. Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end.
     The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

Service cost—benefits earned during the year	$6	$4	$6
Interest cost on projected benefit obligation	31	35	33
Expected return on assets	(29)	(24)	(39)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	28	25	10
Settlement charges and other	—	—	1

Net periodic pension expense	$36	$40	$11

     The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2011	2010

Change in benefit obligations
Benefit obligation at beginning of period	$593	$456
Service cost	6	4
Interest cost	31	35
Actuarial loss	21	132
Benefit payments	(32)	(38)
Foreign exchange impact and other	6	4

Benefit obligation at end of period (1)	$625	$593

Change in plan assets
Fair value of plan assets at beginning of period	$391	$309
Actual return on plan assets	40	97
Employer and participant contributions	11	18
Benefits paid	(32)	(38)
Foreign exchange impact and other	6	5

Fair value of plan assets at end of period	$416	$391

Funded status at end of period (2)	$(209)	$(202)

Amounts recognized on the balance sheet
Noncurrent assets	$4	$—
Current liabilities	(4)	(4)
Noncurrent liabilities	(209)	(198)

Total	$(209)	$(202)

(1)	The benefit obligation is the projected benefit obligation.
(2)	The unfunded status of our plans at March 31, 2011 and 2010 was primarily due to the unfavorable effect from the reduction in discount rates.
     The accumulated benefit obligations for our pension plans were $622 million at March 31, 2011 and $574 million at March 31, 2010. The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans with an accumulated benefit obligation in excess of plan assets.

	March 31,
(In millions)	2011	2010

Projected benefit obligation	$533	$503
Accumulated benefit obligation	529	499
Fair value of plan assets	319	307

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Amounts recognized in accumulated other comprehensive loss consist of:

	March 31,
(In millions)	2011	2010

Net actuarial loss	$239	$253
Prior service cost	2	4
Net transition obligation	1	1

Total	$242	$258

     Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) during the reporting periods were as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

Net actuarial loss	$10	$59	$121
Prior service credit	—	(2)	—
Amortization of:
Net actuarial loss	(26)	(23)	(10)
Prior service cost	(2)	(2)	(2)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(18)	$32	$109

     We expect to amortize $2 million of prior service cost and $25 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2012. Comparable 2011 amounts were $2 million and $26 million.
     Projected benefit obligations relating to our unfunded U.S. plans were $154 million and $137 million at March 31, 2011 and 2010. Pension obligations for our unfunded plans are funded based on the recommendations of independent actuaries.
     Expected benefit payments for our pension plans are as follows: $38 million, $42 million, $34 million, $136 million and $36 million for 2012 to 2016 and $194 million for 2017 through 2021. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $16 million for 2012.
     Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	Years Ended March 31,
	2011	2010	2009

Net periodic pension expense
Discount rates	5.30%	7.68%	5.34%
Rate of increase in compensation	3.75	3.62	3.93
Expected long-term rate of return on plan assets	7.79	7.90	7.75
Benefit obligation
Discount rates	4.99%	5.33%	7.74%
Rate of increase in compensation	3.74	3.75	3.93

     Our U.S. defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2011, we used a weighted average discount rate of 4.88%, which represents a decrease of 41 basis points from our 2010 weighted-average discount rate of 5.29%.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Sensitivity to changes in the weighted-average discount rate for our U.S. pension plans is as follows:

	One Percentage	One Percentage
(In millions)	Point Increase	Point Decrease

Increase (decrease) on projected benefit obligation	$(36)	$42
Increase (decrease) on net periodic pension cost	(2)	3

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
     The target allocations for plan assets at March 31, 2011 are 61% equity securities, 32% fixed income securities and 7% to all other types of investments including cash and cash equivalents. The target allocations for plan assets at March 31, 2010 were 59% equity securities, 33% fixed income securities and 8% to all other types of investments including cash and cash equivalents. Equity securities include primarily exchange-traded common stock and preferred stock of companies from diverse industries. Fixed income securities include corporate bonds of companies from diverse industries, government securities, mortgage-backed securities, asset-backed securities and other. Other investments include real estate funds, hedge funds and cash and cash equivalents. Portions of the equity, fixed income and cash and cash equivalent investments are held in commingled funds.
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
     Fair Value Measurements: The following tables represent our pension plan assets as of March 31, 2011 and 2010, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

	March 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$14	$31	$—	$45
Equity securities:
Common and preferred stock	104	1	—	105
Equity commingled funds	—	144	—	144
Fixed income securities:
Government securities	—	20	—	20
Corporate bonds	—	26	—	26
Mortgage-backed securities	—	28	—	28
Asset-backed securities and other	—	19	—	19
Fixed income commingled funds	—	34	—	34
Other:
Real estate funds	—	—	5	5
Hedge funds	—	—	5	5

Total	$118	$303	$10	$431

Receivables (1)				19
Payables (1)				(34)

Total				$416

(1)	Represents pending trades at March 31, 2011.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	March 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$10	$17	$—	$27
Equity securities:
Common and preferred stock	104	1	—	105
Equity commingled funds	—	126	—	126
Fixed income securities:
Government securities	—	23	—	23
Corporate bonds	—	41	—	41
Mortgage-backed securities	—	17	1	18
Asset-backed securities and other	—	15	1	16
Fixed income commingled funds	—	22	—	22
Other:
Real estate funds	—	—	19	19
Hedge funds	—	—	5	5

Total	$114	$262	$26	$402

Receivables (1)				6
Payables (1)				(17)

Total				$391

(1)	Represents pending trades at March 31, 2010.
     Cash and cash equivalents — Cash and cash equivalents consist of short-term investment funds that maintain daily liquidity and have a constant unit value of $1.00. The funds invest in short-term domestic fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and quality. Cash and cash equivalents are generally classified as Level 1 investments. Some cash and cash equivalents are held in commingled funds, which have a daily net value derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     Asset-backed securities and other — This investment class consists of debt obligations secured by non-mortgage-backed assets or pools of assets. Multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. We have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. When inputs are observable, securities are classified as Level 2 investments; otherwise, securities are classified as Level 3 investments.
     Fixed income commingled funds — Some of the fixed income securities are held in commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments.
     Real estate funds — The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals and market based comparable data. The real estate funds are classified as Level 3 investments.
     Hedge funds — The hedge funds are invested in fund-of-fund structures and consist of multiple investments in interest and currency funds designed to hedge the risk of rate fluctuations. Given the complex nature of valuation and the broad spectrums of investments, the hedge funds are classified as Level 3 investments.
     The following table represents a reconciliation of Level 3 plan assets held during the years ended March 31, 2010 and 2011:

	Real Estate
(In millions)	Funds	Hedge Funds	Other	Total

Balance at March 31, 2009	$25	$5	$2	$32
Unrealized (loss) on plan assets still held	(6)	—	—	(6)

Balance at March 31, 2010	$19	$5	$2	$26
Purchases, sales and settlements	(14)	—	—	(14)
Transfer in and/or out of Level 3	—	—	(2)	(2)

Balance at March 31, 2011	$5	$5	$—	$10

     Concentration of Credit Risk: We evaluated our pension plans’ asset portfolios for the existence of significant concentrations of credit risk as of March 31, 2011. Types of concentrations that were evaluated include investment funds that represented 10% or more of the pension plans’ net assets. As of March 31, 2011, 11% of our plan assets is comprised of Bartram International Fund, which holds only actively traded stock.
     Other Defined Benefit Plans
     Under various U.S. bargaining unit labor contracts, we make payments into multi-employer pension plans established for union employees. We are liable for a proportionate part of the plans’ unfunded vested benefit upon our withdrawal from the plan; however, information regarding the relative position of each employer with respect to the actuarial present value of accumulated benefits and net assets available for benefits is not available. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2011, 2010 and 2009.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Defined Contribution Plans
     We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Effective January 1, 2011, eligible employees may contribute to the PSIP up to 75% of their monthly eligible compensation for pre-tax contributions and up to 75% of compensation for catch-up contributions not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution.
     The Company’s leveraged employee stock ownership plan (“ESOP”) had purchased an aggregate of 24 million shares of the Company’s common stock since its inception. These purchases were financed by 10 to 20 year loans from or guaranteed by us. At March 31, 2011 and 2010, there were no outstanding ESOP loans nor the related receivables from the ESOP as the ESOP fully repaid the loans during 2010. The loans were repaid by the ESOP from interest earnings on cash balances and common dividends on unallocated shares and Company cash contributions. The ESOP loan maturities and rates were identical to the terms of related Company borrowings. Stock was made available from the ESOP based on debt service payments on ESOP borrowings. In 2011 and 2009, the Company made contributions primarily in cash or with the issuance of treasury shares. In the first quarter of 2011, all of the 24 million common shares had been allocated to plan participants. As a result, future PSIP contributions will be funded with cash or treasury shares.
     The McKesson Corporation PSIP was a member of the settlement class in the Consolidated Securities Litigation Action. On April 27, 2009, the court issued an order approving the distribution of the settlement funds. On October 9, 2009, the PSIP received approximately $119 million of the Consolidated Securities Litigation Action proceeds. Approximately $42 million of the proceeds were attributable to the allocated shares of McKesson common stock owned by the PSIP participants during the Consolidated Securities Litigation Action class-holding period and were allocated to the respective participants on that basis in the third quarter of 2010. Approximately $77 million of the proceeds were attributable to the unallocated shares (the “Unallocated Proceeds”) of McKesson common stock owned by the PSIP in an ESOP suspense account. In accordance with the plan terms, the PSIP distributed all of the Unallocated Proceeds to current PSIP participants after the close of the plan year in April 2010. The receipt of the Unallocated Proceeds by the PSIP was reimbursement for the loss in value of the Company’s common stock held by the PSIP in its ESOP suspense account during the Consolidated Securities Litigation Action class-holding period and was not a contribution made by the Company to the PSIP or ESOP. Accordingly, there were no accounting consequences to the Company’s financial statements relating to the receipt of the Unallocated Proceeds by the PSIP.
     As a result of the PSIP’s receipt of the Unallocated Proceeds, in 2010 the Company contributed $1 million to the PSIP. Accordingly, the PSIP expense for 2010 was nominal. In 2011, the Company resumed its contributions to the PSIP.
     PSIP expense by segment for the last three years was as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

Distribution Solutions	$23	$—	$23
Technology Solutions	32	1	28
Corporate	4	—	2

PSIP expense	$59	$1	$53

Cost of sales (1)	$17	$—	$12
Operating expenses	42	1	41

PSIP expense	$59	$1	$53

(1)	Amounts recorded to cost of sales pertain solely to our McKesson Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
13.   Postretirement Benefits
     We maintain a number of postretirement benefits, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. We also provide postretirement benefits for certain U.S. executives. Defined benefit plan obligations are measured as of the Company’s fiscal year-end.
     The net periodic expense (income) for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

Service cost—benefits earned during the year	$1	$1	$1
Interest cost on projected benefit obligation	8	9	10
Amortization of unrecognized actuarial loss (gain) and prior service costs	(4)	(25)	(14)

Net periodic postretirement expense (income)	$5	$(15)	$(3)

     Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2011	2010

Change in benefit obligations
Benefit obligation at beginning of period	$ 154	$ 133
Service cost	1	1
Interest cost	8	9
Actuarial loss	2	26
Benefit payments	(13)	(15)

Benefit obligation at end of period	$ 152	$ 154

     The components of the amount recognized in accumulated other comprehensive income for the Company’s other postretirement benefits at March 31, 2011 and 2010 were net actuarial loss of $5 million and net actuarial gain of $1 million and net prior service credits of $2 million and $2 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial losses of $6 million for 2011 and $51 million for 2010 and net actuarial gain of $12 million for 2009.
     We estimate that the amortization of the actuarial loss from stockholders’ equity to other postretirement expense in 2012 will be $1 million ($4 million of actuarial gain in 2011).
     Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans, net of expected Medicare subsidy receipts of $1 million annually, are as follows: $12 million annually for 2012 to 2016 and $56 million cumulatively for 2017 through 2021. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $14 million for 2012.
     Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 5.33%, 7.86% and 6.19% for 2011, 2010 and 2009. Weighted-average discount rates for the actuarial present value of benefit obligations were 5.09%, 5.33% and 7.86% for 2011, 2010 and 2009.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 8.5% and 8.5% for prescription drugs, 7.5% and 7.5% for medical and 5.8% and 6% for dental in 2011 and 2010. For 2011, 2010 and 2009, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not have a material impact on the postretirement benefit obligations.
14.   Financial Instruments and Hedging Activities
     At March 31, 2011 and 2010, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at March 31, 2011 and 2010, are money market fund investments of $1.7 billion and $2.3 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The carrying value of all other cash equivalents approximates fair value due to their relatively short-term nature.
     The carrying amount and estimated fair value of our long-term debt and other financing was $4.0 billion and $4.3 billion at March 31, 2011 and $2.3 billion and $2.5 billion at March 31, 2010. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been realized or that will be realized in the future.
     In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit these risks through the use of derivatives such as interest rate swaps and forward foreign exchange contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes. The volume of activity related to derivative financial instruments was not material for 2011, 2010 and 2009.
15.   Lease Obligations
     We lease facilities and equipment almost solely under operating leases. In connection with our acquisition of US Oncology, we assumed noncancellable operating lease obligations of office space and equipment. At March 31, 2011, future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year for years ending March 31 are:

(In millions)	Noncancellable Operating Leases

2012	$178
2013	143
2014	115
2015	94
2016	73
Thereafter	241

Total minimum lease payments	$844

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Rental expense under operating leases was $157 million, $154 million and $146 million in 2011, 2010 and 2009. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to seven years, while remaining terms for equipment leases range from one to three years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for any period presented.
16.   Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreement, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly range from one to two years. Customers’ debt guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our customers’ debt guarantees are secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At March 31, 2011, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $138 million and $38 million, none of which had been accrued.
     The expirations of the above noted financial guarantees are as follows: $119 million, $21 million, $3 million, $4 and $1 million from 2012 through 2016 and $28 million thereafter.
     In addition, at March 31, 2011, our banks and insurance companies have issued $128 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
17.   Other Commitments and Contingent Liabilities
     In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, other pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. As described below, many of these proceedings are at preliminary stages and many seek an indeterminate amount of damages.
     When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure of the proceeding is provided.
     Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimates.
     We are party to the legal proceedings described below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     I. Average Wholesale Price Litigation
     The following matters involve a drug reimbursement benchmark referred to as the “AWP” utilized by some public and private payers to calculate at least some portion of the amount a pharmacy will be reimbursed for dispensing a covered prescription drug.
     A. In re McKesson Governmental Entities Average Wholesale Price Litigation
     Commencing in May of 2008, a series of complaints were filed in the United States District Court for the District of Massachusetts by various public payers — governmental entities that paid any portion of the price of certain prescription drugs — alleging that in late 2001 the Company and First DataBank, Inc. (“FDB”), a publisher of pharmaceutical pricing information, conspired to improperly raise the published AWP for certain prescription drugs, and that this alleged conduct resulted in higher drug reimbursement payments by plaintiffs and others similarly situated. These actions were all consolidated under the caption In re McKesson Governmental Entities Average Wholesale Price Litigation. A description of these actions is as follows:
     The San Francisco Action
     On May 20, 2008, an action was filed by the San Francisco Health Plan on behalf of itself and a purported class of political subdivisions in the State of California and by the San Francisco City Attorney on behalf of the “People of the State of California” in the United States District Court for the District of Massachusetts against the Company as the sole defendant, alleging violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO,”) 18 U.S.C. § 1962(c), the California Cartwright Act, California’s False Claims Act, California Business and Professions Code §§ 17200 and 17500 and seeking damages, treble damages, civil penalties, restitution, interest and attorneys’ fees, all in unspecified amounts, San Francisco Health Plan, et al. v. McKesson Corporation, (Civil Action No. 1:08-CV-10843-PBS) (“San Francisco Action”). On July 3, 2008, an amended complaint was filed in the San Francisco Action adding a claim for tortious interference. On January 13, 2009, a second amended complaint was filed in the San Francisco Action that abandoned all previously alleged antitrust claims.
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
     On October 15, 2010, the Company executed an agreement to settle the Connecticut Action for $26 million. The settlement, which was not subject to court approval, includes an express denial of liability and a release by the State of Connecticut of the Company as to all matters alleged or which could have been alleged in the action. As a result, during the second quarter of 2011, the Company recorded a $24 million pre-tax charge. On November 8, 2010, the Court entered a Notice of Dismissal with prejudice in the Connecticut Action pursuant to the October 15 settlement agreement. The Connecticut Action has thus concluded.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
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
     On February 10, 2009, plaintiffs in the Douglas County, Kansas Action filed a notice of dismissal without prejudice of defendant FDB. On April 2, 2009, the Company filed answers to each of the pending complaints in the San Francisco Action, the Connecticut Action and the County of Douglas, Kansas Action, denying the core factual allegations and asserting numerous affirmative defenses. On April 9, 2009, the Company filed a demand for a jury in each of these actions.
     On May 20, 2009, an action was filed in the United States District Court for the District of Massachusetts by Oakland County, Michigan and the City of Sterling Heights, Michigan against the Company as the sole defendant, alleging violations of RICO, the Michigan Antitrust Reform Act, the Michigan Consumer Protection Act, the California Cartwright Act and common law fraud and seeking damages, treble damages, interest and attorneys’ fees, all in unspecified amounts, Oakland County, Michigan et al. v. McKesson Corporation, (Civil Action No. 1:09-CV-10843-PBS) (“Michigan Action”). On August 4, 2009, the court granted the Company’s motion to stay the Michigan Action.
     On February 19, 2010, discovery closed in the consolidated public payer actions. On April 12, 2010, plaintiffs in the Douglas County, Kansas Action withdrew their motion to certify an opt-in state Medicaid class. A hearing on the remaining classes in the Douglas County, Kansas and San Francisco Actions was held on August 31, 2010.
     On August 5, 2010, the court set a trial date of January 24, 2011, for the claims asserted by the State of Oklahoma on behalf of its Medicaid program in the Douglas County, Kansas Action, or, in the alternative, the claims asserted by the State of Montana on behalf of its Medicaid program in the Douglas County, Kansas Action if the Oklahoma Medicaid claims were resolved before the final pretrial conference, which the court scheduled for January 19, 2011. On December 2, 2010, the Company executed a Memorandum of Understanding documenting an agreement in principle with the States of Oklahoma and Montana to settle and release those States’ share of their Medicaid claims in the Douglas County, Kansas Action subject to consent from the federal government not to seek any portion of the settlement recovery. In light of the Memorandum of Understanding, on December 7, 2010, the Court vacated the previously reported trial date of January 24, 2011. On January 11, 2011, the court entered a settlement order of dismissal with respect to the Medicaid claims of Oklahoma and Montana, subject to reopening of those actions if the settlement was not consummated by April 11, 2011. On March 23, 2011, the court granted an unopposed motion filed by the States of Oklahoma and Montana to extend the date on which their Medicaid claims would be dismissed.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On March 4, 2011, the court entered an order granting in part, and denying in part, plaintiffs’ motions for class certification in the Douglas County, Kansas Action and denying plaintiff’s motion for class certification in the San Francisco Action. Specifically, the court denied the San Francisco Health Plan’s motion to certify a class of governmental entities within the State of California including the state of California itself. In the Douglas County, Kansas Action, the court certified a nationwide class comprised of all non-federal and non-state governmental entities for liability and equitable relief for the period from August 1, 2001, to June 2, 2005, and for damages for the period August 1, 2001, to December 31, 2003.
     On March 14, 2011, plaintiffs filed a motion for reconsideration to extend the liability-only class period from June 2, 2005, to September 26, 2009. On March 30, 2011, the court granted, in part, plaintiffs’ motion for reconsideration by extending the liability-only class period from June 2, 2005, to October 6, 2006.
     On March 18, 2011, the Company filed a petition with the Court of Appeals for the First Circuit seeking permission to appeal the district court’s March 4, 2011 class certification order on the grounds that it improperly certified a damages class based on an aggregate damages model that improperly included workers’ compensation programs. On March 31, 2011, plaintiffs filed an answer in opposition to the Company’s petition as well as a cross-petition for review of the district court’s decision to exclude all state entities from the certified class. The First Circuit has not yet ruled on the parties’ petitions. No trial date is set in the San Francisco or Douglas County, Kansas Actions.
     B. State Medicaid AWP Cases
     Beginning in September 2010, a series of suits were filed by individual states in jurisdictions other than the United States District Court for the District of Massachusetts based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation. A description of these actions is as follows:
     The Kansas Action
     On September 13, 2010, an action was filed in the Kansas state court of Wyandotte County by the State of Kansas against the Company and FDB asserting claims under the Kansas Restraint of Trade Act, the Kansas Consumer Protection Act, and the Kansas False Claims Act, and for civil conspiracy, fraud, unjust enrichment, and breach of contract, and seeking damages and treble damages, civil penalties, as well as injunctive relief, interest, disgorgement of profits, attorneys’ fees and costs of suit, all in unspecified amounts, State of Kansas ex rel. Steve Six v. McKesson Corporation, et al., (Case No. 10CV1491). On November 22, 2010, the Company filed a motion to dismiss the Kansas Action. On February 24, 2011, the court denied the Company’s motion to dismiss. The case is set for trial in August 2012.
     The Mississippi Action
     On October 8, 2010, an action was filed in the Mississippi state court of Hinds County by the State of Mississippi against the Company asserting claims under RICO, the Mississippi Medicaid Fraud Control Act, the Mississippi Consumer Protection Act, and for civil conspiracy, tortious interference with contract, unjust enrichment, and fraud, and seeking damages and treble damages, civil penalties, restitution, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Mississippi v. McKesson Corporation, et al., (Case No. 251-10-862CIV). On November 9, 2010, the Company filed a Notice of Removal to the United States District Court, Southern District of Mississippi. On January 27, 2011, the case was remanded back to Mississippi state court after the state dismissed its RICO claim. On February 15, 2011, the Company filed a motion to transfer the Mississippi Action from the Circuit Court of Hinds County to the Chancery Court of Hinds County, or in the alternative, to dismiss the State’s claim under the Mississippi Consumer Protection Act for lack of subject matter jurisdiction. The trial court has not yet ruled on the Company’s motion.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The Alaska Action
     On October 12, 2010, an action was filed in Alaska state court by the State of Alaska against the Company and FDB asserting claims under state unfair and deceptive trade practices statutes, and for fraud and civil conspiracy, and seeking damages, treble damages, punitive damages, civil penalties, disgorgement of profits, as well as declaratory relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Alaska v. McKesson Corporation, et al., (Case No. 3AN-10-11348-CI). The Company filed a motion to dismiss the complaint on January 10, 2011. A hearing on the Company’s motion to dismiss has not yet been scheduled.
     The Wisconsin Qui Tam Action
     On October 18, 2010, the Company was informed that a qui tam action was previously filed by four law firms in Wisconsin state court of Dane County, purportedly on behalf of the State of Wisconsin against the Company based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Wisconsin False Claims for Medical Assistance statute, and seeking damages, treble damages, civil penalties, as well as attorneys’ fees and costs of suit, all in unspecified amounts, State of Wisconsin ex rel. Hagens Berman Sobol Shapiro LLP, et al. v. McKesson Corporation, (Case No. 10CV3411). On August 26, 2010, the Wisconsin Department of Justice filed a motion to dismiss this qui tam action, and on December 14, 2010, the court granted the State’s motion. No appeal has been filed.
     The Utah Action
     On October 20, 2010, an action was filed against the Company in the United States District Court, Northern District of California, by the State of Utah asserting claims under RICO and for civil conspiracy, tortious interference with contract, and unjust enrichment, and seeking damages and treble damages, restitution, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Utah v. McKesson Corporation, et al., (Case No. CV 10-4743-SC). On December 22, 2010, the Company filed a motion to dismiss the Utah Action, which has not yet been ruled upon.
     The Arizona Administrative Proceeding
     On November 5, 2010, the Company received a Notice of Proposed Civil Monetary Penalty from the Office of Inspector General (“OIG”) for the Arizona Health Care Cost Containment System (“AHCCCS”) purporting to initiate an administrative claim process against the Company, and seeking civil penalties in the amount of $101 million and an assessment in the amount of $112 million for false claims allegedly presented to the Arizona Medicaid program, (Case No. 2010-1218).
     On February 28, 2011, the Company filed a complaint in Arizona Superior Court, County of Maricopa, against AHCCCS and its Director, alleging that the administrative proceeding commenced by OIG violates the Arizona Administrative Procedure Act and the Due Process Clauses of the Arizona Constitution and the United States Constitution, and seeking to enjoin OIG’s administrative proceeding, a declaratory judgment that AHCCCS lacks jurisdiction and legal authority to impose penalties or assessments against the Company, as well as costs of suit, McKesson Corporation v. AHCCCS, (Case No. CV-2011-004446). Also on February 28, 2011, the Company filed an application for an interlocutory order staying, or alternatively dismissing, OIG’s administrative proceeding. On April 28, 2011, the trial court ruled that AHCCCS has no jurisdiction to impose penalties or assessments against the Company and enjoined AHCCCS from prosecuting or reinitiating any penalty proceeding against the Company.
     The Hawaii Action
     On November 10, 2010, an action was filed in Hawaii state court by the State of Hawaii against the Company and FDB asserting claims under the Hawaii False Claims Act, state unfair and deceptive trade practices statutes, fraud, and civil conspiracy, and seeking damages, treble damages, punitive damages, civil penalties, disgorgement of profits, as well as interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Hawaii v. McKesson Corporation, et al., (Civil No. 10-1-2411-11-GWBC). The Company filed a motion to dismiss the complaint on January 14, 2011, which was denied by the trial court on April 12, 2011.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The Louisiana Action
     On December 20, 2010, an action was filed in Louisiana state court by the State of Louisiana against the Company asserting claims under state unfair and deceptive trade practices statutes, the Louisiana Medical Assistance Programs Integrity Law, state antitrust statutes, and for fraud, negligent misrepresentation, civil conspiracy, and unjust enrichment, seeking damages, statutory fines, civil penalties, disgorgement of profits, as well as interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Louisiana v. McKesson Corporation, (Case No. C597634 Sec. 23). The Company filed a motion to dismiss the complaint on March 7, 2011. A hearing on the Company’s motion to dismiss is scheduled for May 9, 2011.
     C. The New Jersey United States’ Attorney’s Office AWP Investigation
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
     As previously reported, during the third quarter of 2009, the Company recorded a pre-tax charge of $143 million to establish a reserve for estimated probable losses related to pending and expected AWP claims by public payer entities. As of March 31, 2009 and 2010, the reserve relating to AWP public entity claims was $143 million. The Company recorded an additional pre-tax charge of $24 million for the settlement with the State of Connecticut during the second quarter of 2011. In November 2010, a cash payment of $26 million was made for this settlement. Following the Company’s most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, which review included consideration of the pace and progress of the above described settlement discussions during and after the third quarter relating to state and federal Medicaid claims, the Company recorded a pre-tax charge of $189 million within its Distribution Solutions segment’s operating expenses during the third quarter of 2011. As of March 31, 2011, the reserve relating to AWP public entity claims was $330 million and was included in other current liabilities in the consolidated balance sheet. However, in view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     II. Other Litigation and Claims
     On April 7, 2010, an action was filed in the Superior Court of the State of California for the County of Los Angeles against, among others, the Company, its indirect subsidiary, NDCHealth Corporation (“NDC”) and “Relay Health,” a trade name under which NDC conducts business, Rodriguez et al. v. Etreby Computer Company et al., (Civ. No. BC435303) (“Rodriguez”). The plaintiffs in Rodriguez purport to represent a class of California residents whose individual confidential medical information was allegedly illegally released and used by defendants. Plaintiffs also purport to bring their claims as a private Attorney General action. The claims asserted in the complaint against the Company defendants include negligence, statutory violations and violation of California Business and Professions Code, Sections 17200 et seq., covering unfair, unlawful and fraudulent business acts and practices. The statutory violations alleged by plaintiffs purport to arise out of California Civil Code, Sections 56 through 56.37, also known as the Confidentiality of Medical Information Act (“CMIA”). The complaint seeks compensatory and statutory damages under the CMIA, equitable and injunctive relief, as well as interest and attorneys’ fees and costs, all in unspecified amounts. On May 10, 2010, defendants removed the action to United States District Court for the Central District of California, Rodriguez et al. v. Etreby Computer Company et al., (Civil Action No. CV 10-3522-VBF). On June 10, 2010, the Company and NDC moved to dismiss the complaint on grounds that it fails to allege the required element of knowledge by defendants, fails to allege actual harm to any plaintiff and improperly names certain defendants, including the Company and RelayHealth. On July 23, 2010, the court granted defendants’ motion to dismiss on grounds that plaintiffs had failed to sufficiently plead any of their causes of action and gave plaintiffs until August 9, 2010 to file an amended pleading. On December 9, 2010, the parties executed a settlement agreement which, in consideration of payment by the Company of a non-material sum, resolves the claims of all class members who do not affirmatively opt out of the class. On January 12, 2011, the trial court issued an order granting preliminary approval of the settlement, directing notice to the class and setting a hearing for final approval of the settlement. The final approval hearing is presently set to occur on June 27, 2011.
     On October 3, 2008, the United States filed a complaint in intervention in a pending qui tam action in the United States District Court for the Northern District of Mississippi, naming as defendants, among others, the Company and its former indirect subsidiary, McKesson Medical-Surgical MediNet Inc. (“MediNet”), now merged into and doing business as McKesson Medical-Surgical MediMart Inc., United States ex rel. Jamison v. McKesson Corporation, et al., (Civil Action No. 2:08-CV-00214-SA). The United States (“USA”) alleges violations of the federal False Claims Act, 31 U.S.C. Sections 3729-33, in connection with billing and supply services rendered by MediNet to the long-term care facility operator co-defendants. The action seeks monetary damages in an unstated amount. On July 7, 2009, defendants filed motions to dismiss the action filed by the relator, arguing that the relator was not the original source of the claims which he attempts to pursue in his qui tam action. On March 25, 2010, the trial court granted defendants’ motions to dismiss the relator and his complaint, which ruling has been appealed by the relator to the United States Court of Appeals for the Fifth Circuit. On June 2, 2010, the USA filed a motion for partial summary judgment, seeking a finding that the Company’s co-defendant, a Medicare Part B supplier, failed to comply with certain of the 21 Supplier Standards (“Standards”) established by federal regulations covering such Medicare suppliers, and that the relevant claims for which MediNet provided contract billing and/or supply services were rendered “false” by reason of such non-compliance. On July 2, 2010 the Company and MediNet filed their opposition to the USA’s motion and themselves moved for summary judgment as to certain counts based on numerous arguments, including that the USA cannot, as a matter of law, establish that the co-defendant Medicare Part B supplier failed to meet the Standards. On March 28, 2011, the trial court issued its order denying the motion of the USA and granting the partial summary judgment motions of the Company and its co-defendants on grounds that, as a matter of law, the Standards had not been violated. All causes of action based on the alleged failure to comply with the Standards were dismissed. Discovery regarding the balance of the USA’s allegations continues. Trial is presently set to commence on February 6, 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On July 14, 2006, an action was filed in the United States District Court for the Eastern District of New York against McKesson, two McKesson employees, several other drug wholesalers and numerous drug manufacturers, RxUSA v. Alcon Laboratories et al., (Case No. 06-CV-3447-DRH). Plaintiff alleges that the Company, along with various other defendants, unlawfully engaged in monopolization and attempted monopolization of the sale and distribution of pharmaceutical products in violation of the federal antitrust laws, as well as in violation of New York State’s Donnelly Act. There are also alleged violations of the Sarbanes-Oxley Act of 2002, the Donnelly Act and Sections 1962 (c) and (d) of the federal civil RICO statute. Plaintiff alleges generally that defendants have individually, and in concert with one another, taken actions to create and maintain a monopoly and to exclude secondary wholesalers, such as the plaintiff, from the wholesale pharmaceutical industry. The complaint seeks monetary damages of approximately $1.6 billion and also seeks treble damages, attorneys’ fees and injunctive relief. All defendants filed motions to dismiss all claims. The motions were briefed and submitted to the trial court on March 13, 2007. On September 24, 2009, the trial court issued its order granting “with prejudice” defendants’ motions to dismiss and on September 28, 2009, the trial court entered judgment dismissing all of plaintiff’s claims. On October 23, 2009, plaintiff filed a Notice of Appeal in the United States Court of Appeals for the Second Circuit seeking reversal of the trial court’s orders of dismissal and judgment. On August 30, 2010 the Court of Appeals affirmed the rulings of the trial court, including the dismissal of plaintiff’s entire case with prejudice. The period for seeking an appeal to the United States Supreme Court having expired, this matter has been concluded.
     The Company is a defendant in approximately 305 cases alleging that the plaintiffs were injured by Vioxx, an anti-inflammatory drug manufactured by Merck & Company (“Merck”). The cases typically assert causes of action for strict liability, negligence, breach of warranty and false advertising for improper design, testing, manufacturing and warnings relating to the manufacture and distribution of Vioxx. None of the cases involving the Company is scheduled for trial. The Company has tendered each of these cases to Merck and has reached an agreement with Merck to defend and indemnify the Company.
     Our subsidiary, Northstar Rx LLC, is one of multiple defendants in approximately 350 cases alleging that plaintiffs were injured after ingesting Reglan and/or its generic equivalent, metoclopramide. The cases usually include claims for strict liability, failure to warn, negligence, and breach of warranty. Most of these cases are pending in state courts in Pennsylvania, California and New Jersey, with other cases pending in Alabama, Louisiana, Missouri, Mississippi, Oklahoma, Oregon and Tennessee. The first case involving Northstar Rx is set for trial in September 2011 in Pennsylvania. Northstar Rx’s insurers are providing coverage for these cases. The Company is also named in approximately 550 cases as a distributor of these products.
     On September 15, 2010, an action was filed in the United States District Court for the Western District of Wisconsin against the Company by Independent Pharmacy Cooperative, a Wisconsin based cooperative purchasing organization for independent pharmacies, alleging that the Company has breached, and continues to breach, a February 21, 2003, supply agreement between the parties, Independent Pharmacy Cooperative, v. McKesson Corporation, (Case No. 10-CV-00527 (BC)). In addition to alleging breach of contract, plaintiff alleges breach of the implied covenant of good faith and fair dealing in connection with the supply agreement and intentional interference with contractual relations between plaintiff and its members. In its complaint, plaintiff claims that the Company has caused certain pharmacies to terminate their memberships in plaintiff’s cooperative and has entered into separate agreements intended to cause members to terminate in the future. Plaintiff seeks declaratory and injunctive relief, monetary damages in an unspecified amount, punitive damages, attorneys’ fees and costs of suit. On October 28, 2010 the Company filed a motion to dismiss plaintiff’s intentional interference with contractual relations cause of action on grounds, among others, that Wisconsin’s “economic loss” doctrine, which requires parties seeking economic loss to pursue contract, not tort, claims, required dismissal of plaintiff’s interference claim as a matter of law. On March 23, 2011 the court granted the Company’s motion and dismissed the plaintiff’s interference cause of action based on the economic loss doctrine. On March 24, 2011 this action was dismissed “with prejudice” by stipulation of the parties and without any payment by the Company.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     On January 4, 2011, the Company was served with a qui tam complaint that was originally filed in November 2005 in the United States District Court for the Eastern District of Pennsylvania by a relator, a former employee of a Johnson & Johnson affiliate, against the Company, Johnson & Johnson and its affiliate companies, and Omnicare, Inc., alleging that the Company engaged in conduct that violated the federal Anti-Kickback Statute, causing subsequent claims for certain drugs manufactured by Johnson & Johnson to be submitted in violation of the federal False Claims Act and the false claims act statutes of various states, United States ex rel. Scott Bartz v. Ortho McNeil Pharmaceuticals, Inc., et al., (Case No. 2:05-cv-06010). The United States declined to intervene in the suit, which alleges that the Company received illegal “kickbacks” from Johnson & Johnson that were disguised as discounts and rebates. On February 23, 2011, the case was transferred to the District of Massachusetts. The Company has not yet responded to the complaint.
     In August of 2010, the Company was notified by the United States Attorneys’ Office in Kansas City that a qui tam action had been filed on an unidentified date by two relators, a former pharmacy customer of the Company and the customer’s advisor, in which the relators allege that in or about January of 2006, the Company and a competitor drug wholesaler engaged in conduct that violated the federal Anti-Kickback Statute, causing subsequent claims by the customer relator to be submitted in violation of the federal False Claims Act, United States ex rel. Saleaumua et al. v. McKesson Corporation et al., (Case No. 4:08-CV-0848 (ODS)). The complaint alleges that the defendants’ conduct prior to the Company’s losing the account to the competitor in January of 2006, caused the customer relator to file subsequent claims in violation of the False Claims Act. The complaint seeks monetary damages in an unspecified amount, as well as attorneys’ fees and costs. The complaint has not been served on the Company. On April 22, 2011, the Company was informed by the United States Attorney’s Office that the Department of Justice had determined not to intervene against McKesson and that the qui tam action would be dismissed.
     III. Government Investigations and Subpoenas
     From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. In addition to the government investigations associated with the matters reported on in Other Litigation and Claims above, examples of such requests and subpoenas include the following: (1) the Company has responded to a request from the Federal Trade Commission for certain documents as part of a non-public investigation to determine whether the Company may have engaged in anti-competitive practices with other wholesale pharmaceutical distributors in order to limit competition for provider customers seeking distribution services; (2) the Company has received and responded to a Civil Investigative Demand from the Attorney General’s Office of the State of Tennessee related to an investigation into possible violations of the Tennessee Medicaid False Claims Act in connection with repackaged pharmaceuticals; (3) the Company has responded to a subpoena from the office of the Attorney General of the State of New York requesting documents and other information concerning its participation in the secondary or “alternative source” market for pharmaceutical products; (4) the Company has responded to subpoenas and requests for information from a number of Offices of state Attorney Generals or other state agencies, relating to the pricing for branded and generic drugs; and (5) the Company has completed its response to a subpoena, issued by the United States Attorney’s Office in Houston, which seeks documents relating to billing and collection services performed by a Company subsidiary for certain healthcare operations associated with the University of Texas from 2004 through the dates of the subpoenas, which investigation the Company has been informed has been closed.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     As previously reported, on January 26, 2007, the Company acquired Per-Se Technologies, Inc. (“Per-Se”), which became a wholly-owned subsidiary. Prior to its acquisition, Per-Se had publicly disclosed that in December 2004, the SEC issued a formal order of investigation relating to accounting matters at NDC, a then public company, which was acquired by Per-Se in January 2006, prior to the Company’s acquisition of Per-Se. In March 2005, NDC restated its financial statements for the fiscal years ended May 28, 2004, May 30, 2003 and May 31, 2002, and for the fiscal quarters ended August 22, 2004, and August 29, 2005, to correct errors relating to certain accounting matters. NDC produced documents to the SEC and fully cooperated with the SEC in its investigation. The SEC has taken testimony from a number of current and former NDC employees. There has been no activity in this matter for some time and the SEC has taken no action against NDC or its successor to date.
     Prior to its recent acquisition by the Company, US Oncology was informed that the United States Federal Trade Commission (“FTC”) and the Attorney General for the State of Texas had opened investigations to determine whether a transaction in which certain Austin, Texas based oncology physicians became employees of an existing Texas US Oncology affiliated oncology practice group violated relevant state or federal antitrust laws. US Oncology has responded to requests for information from the government agencies and the Company has continued to cooperate with the FTC and the Texas Attorney General regarding these investigations.
     IV. Environmental Matters
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
     Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these eight sites is $7.5 million, net of approximately $1.9 million that third parties have agreed to pay in settlement or is expected, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $7.5 million is expected to be paid out between April 2011 and March 2031. The Company’s estimated probable loss for these environmental matters has been entirely accrued for in the accompanying consolidated balance sheets.
     In addition, the Company has been designated as a PRP under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 19 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. The Company’s estimated probable loss at those 19 sites is approximately $0.9 million, which has been entirely accrued for in the accompanying consolidated balance sheets. The aggregate settlements and costs paid by the Company in Superfund matters to date have not been significant.
     V. Other Matters
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
18.  Stockholders’ Equity
     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”). In May 2010, the quarterly dividend was raised from $0.12 to $0.18 per common share. Dividends were $0.72 per share in 2011 and $0.48 per share in 2010 and 2009. In April 2011, the Board approved an increase in the quarterly dividend from $0.18 to $0.20 per share, applicable to ensuing quarterly dividend declarations. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
     Share Repurchase Plans
     In April 2010, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock and in October 2010, authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock. The Board previously authorized the repurchase of up to $1.0 billion in April 2008. As of March 31, 2011, $500 million remained available for future repurchases under the October 2010 authorization. In April 2011, the Board authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
     In May 2010, we entered into an ASR program with a third party financial institution to repurchase $1.0 billion of the Company’s common stock. As a result of the ASR program, we repurchased 12.7 million shares for $1.0 billion during the first quarter of 2011, which was funded with cash on hand. The May 2010 ASR program was completed on July 26, 2010 and we received 1.9 million additional shares on July 29, 2010. The total number of shares repurchased under this program was 14.6 million shares at an average price per share of $68.66.
     In March 2011, we entered into another ASR program with a third party financial institution to repurchase $275 million of the Company’s common stock. The program was funded with cash on hand. As of March 31, 2011, we had received 3.1 million shares representing the minimum number of shares due under the program. The ASR program was completed on May 2, 2011 and we received 0.4 million additional shares on May 5, 2011. The total number of shares repurchased under this ASR program was 3.5 million shares at an average price per share of $79.65.
     Total shares repurchased over the last three years were:

	Years Ended March 31,
(in millions, except per share data)	2011	2010	2009

Number of shares repurchased (1)	29	8	10
Average price paid per share	$69.62	$41.47	$50.52
Total value of shares repurchased	$2,032	$299	$484

(1)	All of the shares repurchased were part of publicly announced programs. The number of shares purchased reflects rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     In July 2008, the Board authorized the retirement of shares of the Company’s common stock that may be repurchased from time-to-time pursuant to its stock repurchase program. In 2009, 4 million repurchased shares for a total of $204 million, were formally retired by the Company. The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $165 million was recorded as a decrease to retained earnings.
     Accumulated Other Comprehensive Income (Loss)
     Information regarding our accumulated other comprehensive income (loss) is as follows:

	March 31,
(In millions)	2011	2010

Unrealized net loss and other components of benefit plans, net of tax	$(157)	$(162)
Translation adjustments	244	168

Total	$87	$6

19.  Related Party Balances and Transactions
     Notes receivable outstanding from certain of our current and former officers and senior managers totaled $15 million and $16 million at March 31, 2011 and 2010. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 4.7% to 7.1% and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are at full recourse to the borrower. At March 31, 2011, the value of the underlying stock collateral was $14 million. The collectability of these notes is evaluated on an ongoing basis. At March 31, 2011 and 2010, we provided a reserve of approximately $1 million and $4 million for the outstanding notes.
     We incurred $11 million in 2011 and 2010 and $10 million in 2009 of annual rental expense paid to an equity-held investment.
20.  Segments of Business
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
     The Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), one of the leading pharmaceutical distributors in Mexico, and a 39% interest in Parata, which sells automated pharmacy and supply management systems and services to retail and institutional outpatient pharmacies.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     The Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment also includes our Payer group of businesses, which includes our InterQual® clinical criteria solution, medical management tools, claims payment solutions and care management programs. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payers from North America, the United Kingdom, Ireland, other European countries and Israel.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)
     Financial information relating to the reportable operating segments is presented below:

	Years Ended March 31,
(In millions)	2011	2010	2009

Revenues
Distribution Solutions (1)
Direct distribution & services	$77,554	$72,210	$66,876
Sales to customers’ warehouses	18,631	21,435	25,809

Total U.S. pharmaceutical distribution & services	96,185	93,645	92,685
Canada pharmaceutical distribution & services	9,784	9,072	8,225
Medical-Surgical distribution & services	2,920	2,861	2,658

Total Distribution Solutions	108,889	105,578	103,568

Technology Solutions
Services	2,483	2,439	2,337
Software & software systems	590	571	572
Hardware	122	114	155

Total Technology Solutions	3,195	3,124	3,064

Total	$112,084	$108,702	$106,632

Operating profit
Distribution Solutions (2)	$1,897	$1,988	$1,158
Technology Solutions (3)	301	385	334

Total	2,198	2,373	1,492
Corporate	(341)	(342)	(284)
Litigation credit, net	—	20	—
Interest expense	(222)	(187)	(144)

Income from continuing operations before income taxes	$1,635	$1,864	$1,064

Amortization of acquisition-related intangibles (4)
Distribution Solutions	$70	$54	$51
Technology Solutions	62	67	77
Corporate	—	—	—

Total	$132	$121	$128

Depreciation and other amortization(5)
Distribution Solutions	$155	$148	$126
Technology Solutions	147	145	128
Corporate	62	63	59

Total	$364	$356	$313

Expenditures for long-lived assets (6)
Distribution Solutions	$162	$95	$83
Technology Solutions	26	31	43
Corporate	45	73	69

Total	$233	$199	$195

Segment assets, at year end
Distribution Solutions	$22,983	$19,803	$18,674
Technology Solutions	3,504	3,635	3,606

Total	26,487	23,438	22,280
Corporate
Cash and cash equivalents	3,612	3,731	2,109
Other	787	1,020	878

Total	$30,886	$28,189	$25,267

(1)	Revenues derived from services represent less than 1% of this segment’s total revenues for 2011, 2010 and 2009.

(2)	Operating profit for 2011 includes a $213 million charge associated with the AWP litigation and also includes a $51 million credit representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales. Operating profit for 2009 includes a $63 million charge to write-down two equity-held investments and a $493 million charge associated with the AWP litigation

(3)	Operating profit in 2011 includes a $72 million asset impairment charge for capitalized software held for sale.

(4)	Amounts include amortization of acquired intangible assets purchased in connection with acquisitions by the Company.

(5)	Other amortization includes amortization of capitalized software held for sale and capitalized software for internal use.

(6)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)
     Revenues and property, plant and equipment by geographic areas were as follows:

	Years Ended March 31,
(In millions)	2011	2010	2009

Revenues
United States	$102,089	$99,387	$98,194
International	9,995	9,315	8,438

Total	$112,084	$108,702	$106,632

Property, plant and equipment, net, at year end
United States	$901	$764	$719
International	90	87	77

Total	$991	$851	$796

     International operations primarily consist of our operations in Canada, the United Kingdom, Ireland, other European countries and Israel. We also have an equity-held investment (Nadro) in Mexico. Net revenues were attributed to geographic areas based on the customers’ shipment locations.
21.  Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2011
Revenues	$27,450	$27,534	$28,247	$28,853	$112,084
Gross profit (1)	1,392	1,366	1,461	1,751	5,970
Net income (1)(2)	298	327	155	422	1,202
Earnings per common share (1)(2)
Diluted
Continuing operations	$1.10	$0.97	$0.60	$1.62	$4.29
Discontinued operation (3)	—	0.28	—	—	0.28

Total	$1.10	$1.25	$0.60	$1.62	$4.57

Earnings per common share (1)(2)
Basic
Continuing operations	$1.12	$0.99	$0.61	$1.65	$4.37
Discontinued operation (3)	—	0.28	—	—	0.28

Total	$1.12	$1.27	$0.61	$1.65	$4.65

Fiscal 2010
Revenues	$26,657	$27,130	$28,272	$26,643	$108,702
Gross profit	1,303	1,335	1,455	1,583	5,676
Net income (4)	288	301	326	348	1,263
Earnings per common share (4)
Diluted	$1.06	$1.11	$1.19	$1.26	$4.62
Basic	1.07	1.13	1.21	1.29	4.70

(1)	Financial results for the first quarter and full year of 2011 include a credit of $51 million representing our share of a settlement of an antitrust class action lawsuit. Financial results for the second quarter and full year 2011 include a $72 million asset impairment charge for capitalized software held for sale. Financial results of US Oncology are included in our consolidated financial statements beginning in the fourth quarter of 2011.

(2)	Financial results for the second and third quarters and full year 2011 include charges of $24 million pre-tax ($16 million after-tax), $189 million pre-tax ($133 million after-tax) and $213 million pre-tax ($149 million after-tax) associated with the AWP litigation.

(3)	Financial results for the second quarter and full year of 2011 include a $95 million pre-tax ($72 million after-tax) gain from the sale of MAP.

(4)	Financial results for the third quarter and full year 2010 include a $17 million pre-tax gain ($14 million after-tax) on sale of our 50% interest in MLS.

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
     Internal Control over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included on page 52 and page 53 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
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

McKESSON CORPORATION
PART III
Item 10.   Directors, Executive Officers and Corporate Governance
     Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement.
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

McKESSON CORPORATION
     The following table sets forth information as of March 31, 2011 with respect to the plans under which the Company’s common stock is authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities		equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities
Plan Category	outstanding options,	outstanding options,	reflected in the
(In millions, except per share amounts)	warrants and rights	warrants and rights(1)	first column)

Equity compensation plans approved by security holders	13.0 (2)	$52.46	15.8 (3)
Equity compensation plans not approved by security holders	1.7 (4)	$34.30	—

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents options and RSUs awarded under the following plans: (i) 1994 Stock Option and Restricted Stock Plan; (ii) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; and (iii) the 2005 Stock Plan

(3)	Represents 2,378,455 shares that remained available for purchase under the 2000 Employee Stock Purchase Plan and 13,431,887 shares available for grant under the 2005 Stock Plan.

(4)	Represents options and RSUs awarded under the following plans: (i) 1999 Stock Option and Restricted Stock Plan; and (ii) the 1998 Canadian Stock Incentive Plan. No further awards will be made under any of these plans.
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
     1997 Non-Employee Directors’ Equity Compensation and Deferral Plan. The 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan was approved by the Company’s stockholders on July 30, 1997; however, stockholder approval of the 2005 Stock Plan on July 27, 2005 had the effect of terminating the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan such that no new awards would be granted under the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan.
     1994 Stock Option and Restricted Stock Plan. The 1994 Stock Option and Restricted Stock Plan expired by its terms on October 18, 2004, ten years after approval by the Board of Directors on October 19, 1994.
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
     The following are descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:
     On July 27, 2005, the Company’s stockholders approved the 2005 Stock Plan which had the effect of terminating the 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan and certain 1999 one-time stock option plan awards, which plans had not been submitted for approval by the Company’s stockholders, and, as noted above, the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, which had previously been approved by the Company’s stockholders. Prior grants under these plans include stock options, RS and RSUs. Stock options under the terminated plans generally have a ten-year life and vest over four years. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse. Each of these plans has outstanding equity grants, which are subject to the terms and conditions of their respective plans, but no new grants will be made under these terminated plans.
Item 13.   Certain Relationships and Related Transactions and Director Independence
     Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 19, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Item 14.   Principal Accounting Fees and Services
     Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2012” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION
PART IV
Item 15.  Exhibits and Financial Statement Schedule

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	53

Consolidated Statements of Operations for the years ended March 31, 2011, 2010 and 2009	54

Consolidated Balance Sheets as of March 31, 2011 and 2010	55

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2011, 2010 and 2009	56

Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009	57

Financial Notes	58

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	112

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

McKesson Corporation
Dated: May 5, 2011	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

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

Dated: May 5, 2011

McKESSON CORPORATION
SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2011, 2010 and 2009
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(3)	Deductions From Allowance Accounts(1)	Balance at End of Year(2)
Year Ended March 31, 2011
Allowances for doubtful accounts	$131	$18	$5	$(30)	$124
Other allowances	24	—	(2)	(6)	16

	$155	$18	$3	$(36)	$140

Year Ended March 31, 2010
Allowances for doubtful accounts	$152	$17	$7	$(45)	$131
Other allowances	12	6	10	(4)	24

	$164	$23	$17	$(49)	$155

Year Ended March 31, 2009
Allowances for doubtful accounts	$163	$27	$3	$(41)	$152
Other allowances	9	6	1	(4)	12

	$172	$33	$4	$(45)	$164

	2011	2010	2009
(1) Deductions:
Written off	$36	$49	$27
Operation sold	—	—	6
Credited to other accounts	—	—	12

Total	$36	$49	$45

(2) Amounts shown as deductions from current and non-current receivables	$140	$155	$164

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 25, 2007.	10-Q	1-13252	3.1	October 31, 2007

3.2	Amended and Restated By-Laws of the Company, as amended through April 22, 2009.	8-K	1-13252	3.2	April 28, 2009

4.1	Indenture, dated as of March 11, 1997, by and between the Company, as Issuer, and The First National Bank of Chicago, as Trustee.	10-K	1-13252	4.4	June 19, 1997

4.2	Indenture, dated as of January 29, 2002, between the Company, as Issuer, and The Bank of New York, as Trustee.	10-K	1-13252	4.6	June 12, 2002

4.3	Indenture, dated as of March 5, 2007, by and between the Company, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee.	8-K	1-13252	4.1	March 5, 2007

4.4	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as Issuer, The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as Trustee.	8-K	1-13252	4.2	February 28, 2011

10.1*	McKesson Corporation 1994 Stock Option and Restricted Stock Plan as amended through July 31, 2001.	10-K	1-13252	10.4	June 12, 2002

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.2*	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through May 26, 2004.	10-K	1-13252	10.2	May 7, 2008

10.3*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004

10.4*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003

10.5*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on October 24, 2008.	10-Q	1-13252	10.1	October 29, 2008

10.6*	McKesson Corporation Deferred Compensation Administration Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.6	May 13, 2005

10.7*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008

10.8*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated October 24, 2008.	10-Q	1-13252	10.2	October 29, 2008

10.9*	McKesson Corporation Option Gain Deferral Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.8	May 13, 2005

10.10*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008

10.11*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010

10.12*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated December 29, 2008.	10-K	1-13252	10.12	May 5, 2009

10.13*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.	10-Q	1-13252	10.2	February 1, 2011

10.14*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on April 21, 2010, effective July 28, 2010.	10-Q	1-13252	10.3	July 30, 2010

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.15*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2005 Management Incentive Plan, effective April 20, 2010.	10-K	1-13252	10.15	May 4, 2010

10.16*	McKesson Corporation Long-Term Incentive Plan, as amended and restated effective May 26, 2010.	10-Q	1-13252	10.1	July 30, 2010

10.17*	Form of Statement and Terms and conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, made on or after May 26, 2009.	10-Q	1-13252	10.2	July 30, 2010

10.18*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010

10.19*	Forms of (i) Statement of Standard Terms and Conditions applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares, (ii) Stock Option Grant Notice and (iii) Restricted Stock Unit Agreement, under the McKesson Corporation 2005 Stock Plan, as amended and restated on October 26, 2010.	10-Q	1-13252	10.1	February 1, 2011

10.20	Third Amended and Restated Receivables Purchase Agreement, dated as of May 19, 2010, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	1-13252	10.6	July 30, 2010

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.21	Amended and Restated Credit Agreement, dated as of June 8, 2007 among the Company and McKesson Canada Corporation, collectively, the Borrowers, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. (acting through its Canada branch), as Canadian Administrative Agent, JPMorgan Chase Bank and Wachovia Bank, National Association, as Co-Syndication Agents, Wachovia Bank, National Association, as L/C Issuer, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD., Seattle branch, as Co-Documentation Agents, and The Other Lenders Party Hereto Banc of America Securities LLC, as sole lead arranger and sole book manager.	8-K	1-13252	10.1	June 14, 2007

10.22†††	Purchase Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.	10-Q	1-13252	10.7	July 30, 2010

10.23†††	Services Agreement, dated as of December 31, 2002, between McKesson Capital Corp. and General Electric Capital Corporation.	10-Q	1-13252	10.8	July 30, 2010

10.24	Senior Bridge Term Loan Agreement, dated as of November 23, 2010, among The Company, Bank of America N.A., as Administrative Agent, and the Lenders party thereto.	8-K	1-13252	10.1	November 29, 2010

10.25*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008

10.26*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008

10.27*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010

12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—

21†	List of Subsidiaries of the Registrant.	—	—	—	—

23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
24†	Power of Attorney.	—	—	—	—

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101††	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes.	—	—	—	—

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

†††	Confidential treatment has been granted for certain portions of this exhibit and such confidential portions have been filed with the Commission.
     Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION
DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman, President and Chief Executive Officer,	Chairman, President and Chief Executive Officer
McKesson Corporation

Andy D. Bryant	Patrick J. Blake
Executive Vice President and	Executive Vice President and Group President
Chief Administrative Officer,
Intel Corporation

Wayne A. Budd	Jeffrey C. Campbell
Senior Counsel,	Executive Vice President and Chief Financial Officer
Goodwin Procter LLP

Alton F. Irby III	Jorge L. Figueredo
Chairman and Founding Partner,	Executive Vice President, Human Resources
London Bay Capital

M. Christine Jacobs	Paul C. Julian
Chairman of the Board, President and	Executive Vice President and Group President
Chief Executive Officer,
Theragenics Corporation

Marie L. Knowles	Marc E. Owen
Executive Vice President and	Executive Vice President, Corporate Strategy and
Chief Financial Officer, Retired,	Business Development
Atlantic Richfield Company

David M. Lawrence, M.D.	Laureen E. Seeger
Chairman of the Board and	Executive Vice President, General Counsel and Chief
Chief Executive Officer, Retired,	Compliance Officer
Kaiser Foundation Health Plan, Inc. and
Kaiser Foundation Hospitals

Edward A. Mueller	Randall N. Spratt
Chairman of the Board and	Executive Vice President, Chief Technology Officer
Chief Executive Officer, Retired,	and Chief Information Officer
Qwest Communications International Inc.
Jane E. Shaw, Ph.D.	Nicholas A. Loiacono
Chairman of the Board, Intel Corporation;	Vice President and Treasurer
Chairman of the Board and
Chief Executive Officer, Retired,
Aerogen, Inc.

Nigel A. Rees
Vice President and Controller

Willie C. Bogan
Secretary

McKESSON CORPORATION
CORPORATE INFORMATION
Common Stock
     McKesson Corporation common stock is listed on the New York Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.
Stockholder Information
     Wells Fargo Shareowner Services, 161 Concord Exchange North, South St. Paul, MN 55075 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates, 1099-DIVs, or to have your dividend check deposited directly into your checking or savings account, stockholders may call Wells Fargo Shareowner Services’ telephone response center at (866) 614-9635. For the hearing impaired call (651) 450-4144. Wells Fargo Shareowner Services also has a Web site: http://www.wellsfargo.com/shareownerservices — that stockholders may use 24 hours a day to request account information.
Dividends and Dividend Reinvestment Plan
     Dividends are generally paid on the first business day of January, April, July and October. McKesson Corporation’s Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional shares of common stock. Stock in an individual’s Dividend Reinvestment Plan is held in book entry at the Company’s transfer agent, Wells Fargo Shareowner Services. For more information, or to request an enrollment form, call Wells Fargo Shareowner Services’ telephone response center at (866) 614-9635. From outside the United States, call +1-651-450-4064.
Annual Meeting
     McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m. PDT, on Wednesday, July 27, 2011 at the Palace Hotel, Sea Cliff Room, 2 New Montgomery Street, San Francisco, California.