Form 10-Q
period 2011-06-30
MCKESSON CORP
filed 2011-07-28
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2011

Common stock, $0.01 par value	246,304,294 shares

McKESSON CORPORATION

Item	Page

PART I. FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations Quarters ended June 30, 2011 and 2010	3

Condensed Consolidated Balance Sheets June 30, 2011 and March 31, 2011	4

Condensed Consolidated Statements of Cash Flows Quarters ended June 30, 2011 and 2010	5

Financial Notes	6

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3. Quantitative and Qualitative Disclosures About Market Risk	26

4. Controls and Procedures	26

PART II. OTHER INFORMATION

1. Legal Proceedings	26

1A. Risk Factors	26

2. Unregistered Sales of Equity Securities and Use of Proceeds	26

3. Defaults Upon Senior Securities	27

4. (Removed and Reserved)	27

5. Other Information	27

6. Exhibits	28

Signatures	28
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

McKESSON CORPORATION
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2011	2010
Revenues	$29,980	$27,450
Cost of Sales	28,471	26,058

Gross Profit	1,509	1,392
Operating Expenses	1,037	918

Operating Income	472	474
Other Income, Net	8	9
Interest Expense	(64)	(43)

Income Before Income Taxes	416	440
Income Tax Expense	(130)	(142)

Net Income	$286	$298

Earnings Per Common Share
Diluted	$1.13	$1.10

Basic	$1.15	$1.12

Dividends Declared Per Common Share	$0.20	$0.18

Weighted Average Common Shares
Diluted	254	272
Basic	249	266
See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents	$3,116	$3,612
Receivables, net	9,372	9,187
Inventories, net	9,530	9,225
Prepaid expenses and other	356	333

Total Current Assets	22,374	22,357

Property, Plant and Equipment, Net	988	991
Capitalized Software Held for Sale, Net	153	152
Goodwill	4,439	4,364
Intangible Assets, Net	1,414	1,456
Other Assets	1,649	1,566

Total Assets	$31,017	$30,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$14,547	$14,090
Deferred revenue	1,290	1,321
Deferred tax liabilities	1,071	1,037
Current portion of long-term debt	414	417
Other accrued liabilities	1,820	1,861

Total Current Liabilities	19,142	18,726

Long-Term Debt	3,575	3,587
Other Noncurrent Liabilities	1,383	1,353

Commitments and Contingent Liabilities (Note 10)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value Shares authorized: June 30, 2011 and March 31, 2011 – 800 Shares issued: June 30, 2011 – 371 and March 31, 2011 – 369	4	4
Additional Paid-in Capital	5,376	5,339
Retained Earnings	8,486	8,250
Accumulated Other Comprehensive Income	103	87
Other	5	10
Treasury Shares, at Cost, June 30, 2011 – 125 and March 31, 2011 – 117	(7,057)	(6,470)

Total Stockholders’ Equity	6,917	7,220

Total Liabilities and Stockholders’ Equity	$31,017	$30,886

See Financial Notes

McKESSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2011	2010
Operating Activities
Net income	$286	$298
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	135	120
Share-based compensation expense	39	33
Other non-cash items	39	12
Changes in operating assets and liabilities, net of business acquisition:
Receivables	(195)	172
Inventories	(303)	(28)
Drafts and accounts payable	445	80
Deferred revenue	(50)	(69)
Other	(70)	(90)

Net cash provided by operating activities	326	528

Investing Activities
Property acquisitions	(58)	(52)
Capitalized software expenditures	(51)	(35)
Acquisition of business, less cash and cash equivalents acquired	(105)	—
Other	60	8

Net cash used in investing activities	(154)	(79)

Financing Activities
Repayments of debt	(16)	—
Common stock repurchases, including shares surrendered for tax withholding	(672)	(1,016)
Common stock transactions – other	72	144
Dividends paid	(47)	(33)
Other	(5)	2

Net cash used in financing activities	(668)	(903)

Effect of exchange rate changes on cash and cash equivalents	—	(12)

Net decrease in cash and cash equivalents	(496)	(466)
Cash and cash equivalents at beginning of period	3,612	3,731

Cash and cash equivalents at end of period	$3,116	$3,265

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
     To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In our opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
     The results of operations for the quarter ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 previously filed with the SEC on May 5, 2011 (“2011 Annual Report”).
     The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
     Recently Adopted Accounting Pronouncements
     Revenue Recognition: On April 1, 2011, we adopted amended accounting guidance on a prospective basis for multiple-element arrangements entered into or materially modified on or after April 1, 2011. The amended guidance incorporates the use of a vendor’s best estimate of selling price, if neither vendor specific objective evidence nor third party evidence of selling price exists, to allocate arrangement consideration and eliminates the use of the residual method. Implementation of this new guidance did not have a material impact on reported net revenues as compared to net revenues under previous guidance as the incorporation of the use of a vendor’s best estimate of selling price and the elimination of the residual method for the allocation of arrangement consideration did not materially change how we allocate arrangement consideration to our various products and services or the amount and timing of reported net revenues.
     On April 1, 2011, we adopted amended guidance for certain revenue arrangements that include software elements. The guidance amends pre-existing software revenue guidance by removing from its scope tangible products that contain both software and non-software components that function together to deliver the product’s functionality. The amended guidance was adopted on a prospective basis for revenue arrangements entered into or materially modified on or after April 1, 2011. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On April 1, 2011, we adopted amended accounting guidance for vendors who apply the milestone method of revenue recognition to research and development arrangements. The amended guidance applies to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The amended guidance was adopted on a prospective basis for milestones achieved on or after April 1, 2011. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.
     Recently Issued Accounting Pronouncements Not Yet Adopted
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to fair value measurements and disclosure requirements. The amended guidance clarifies the application of existing fair value measurement requirements. The amended guidance is effective on a prospective basis for us commencing in the fourth quarter of 2012. We do not expect the adoption of the amended guidance to have a material impact on our consolidated financial statements.
     In June 2011, the FASB issued amended accounting guidance related to the presentation of other comprehensive income requiring that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income as determined under current accounting guidance. The amended guidance is effective for us commencing in the first quarter of 2013, applied retrospectively. We do not expect the adoption of the amended guidance to have a material impact on our consolidated financial statements.
2. Business Combinations
     On December 30, 2010, we acquired all of the outstanding shares of US Oncology Holdings, Inc. (“US Oncology”) for approximately $2.1 billion, consisting of cash consideration of $0.2 billion, net of cash acquired, and the assumption of liabilities with a fair value of $1.9 billion. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payers and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists. The cash paid at acquisition was funded from cash on hand.
     The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Amounts
Recognized as
of Acquisition
Date
(In millions)	(Provisional)(1)

Current assets, net of cash acquired	$662
Goodwill	808
Intangible assets	1,007
Other long-term assets	354
Current liabilities	(489)
Current portion of long-term debt	(1,735)
Other long-term liabilities	(338)
Other stockholders’ equity	(25)

Net assets acquired, less cash and cash equivalents	$244

(1)	As previously reported in our Form 10-K for the year ended March 31, 2011.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     During the first quarter of 2012, there were no adjustments to the preliminary fair values recorded for the assets acquired and liabilities assumed of US Oncology as of the acquisition date. These amounts are subject to change within the measurement period as our fair value assessments are finalized. We expect to finalize our fair value assessments by the third quarter of 2012. Financial results for US Oncology have been included in the results of operations within our Distribution Solutions segment beginning in the fourth quarter of 2011.
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
3. Income Taxes
     As of June 30, 2011, we had $642 million of unrecognized tax benefits, of which $421 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $156 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
     The U.S. Internal Revenue Service (“IRS”) has substantially completed their audit relating to 2003 through 2006 and issued Revenue Agent Reports with tax assessments of $98 million. We disagree with the tax assessments relating to various transfer pricing issues and the disallowance of the research and development credits, which comprise most of the tax assessments. Accordingly, we will pursue administrative relief through the appeals process. We have received assessments from the Canada Revenue Agency (“CRA”) for a total of $169 million related to transfer pricing for 2003 through 2007. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007. If we are not successful in resolving these issues with the CRA, a trial date has been set for October 17, 2011 with the Tax Court of Canada. We continue to believe in the technical merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in an increase or decrease to income tax expense.
     In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.
     We report interest and penalties on tax deficiencies as income tax expense. At June 30, 2011, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $138 million. We recognized an income tax expense of $3 million, before any tax effect, related to interest in our condensed consolidated statements of operations during the first quarter ended June 30, 2011. We have no material amounts accrued for penalties.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2011	2010

Net income	$286	$298

Weighted average common shares outstanding:
Basic	249	266
Effect of dilutive securities:
Options to purchase common stock	2	4
Restricted stock units	3	2

Diluted	254	272

Earnings per common share: (1)
Diluted	$1.13	$1.10

Basic	$1.15	$1.12

(1)	Certain computations may reflect rounding adjustments.
     Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately 4 million and 6 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended June 30, 2011 and 2010, as they were anti-dilutive.
5. Goodwill and Intangible Assets, Net
     Changes in the carrying amount of goodwill were as follows:

	Distribution	Technology
(In millions)	Solutions	Solutions	Total

Balance, March 31, 2011	$2,662	$1,702	$4,364
Goodwill acquired	—	72	72
Foreign currency translation adjustments	—	3	3

Balance, June 30, 2011	$2,662	$1,777	$4,439

     Information regarding intangible assets is as follows:

	June 30, 2011				March 31, 2011
	Weighted
	Average
	Remaining	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Period (years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists	7	$1,076	$(472)	$604	$1,057	$(444)	$613
Service agreements	17	688	(22)	666	723	(11)	712
Trademarks and trade names	14	79	(33)	46	76	(31)	45
Technology	4	223	(175)	48	204	(170)	34
Other	9	76	(26)	50	76	(24)	52

Total		$2,142	$(728)	$1,414	$2,136	$(680)	$1,456

     Amortization expense of intangible assets was $48 million and $28 million for the quarters ended June 30, 2011 and 2010. Estimated annual amortization expense of these assets is as follows: $190 million, $172 million, $158 million, $140 million and $119 million for 2012 through 2016 and $683 million thereafter. All intangible assets were subject to amortization as of June 30, 2011 and March 31, 2011.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
6. Debt and Financing Activities
     Accounts Receivable Sales Facility
     In May 2011, we renewed our existing accounts receivable sales facility (the “Facility”) for a one year period under terms substantially similar to those previously in place. The committed balance of this Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2012.
     At June 30, 2011 and March 31, 2011, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. Additionally, there were no sales of interests to third-party purchaser groups in the quarters ended June 30, 2011 or 2010.
     The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At June 30, 2011 and March 31, 2011, we were in compliance with all covenants.
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offered Rate. There were no borrowings under this facility during the first quarters of 2012 and 2011. As of June 30, 2011 and March 31, 2011, there were no amounts outstanding under this facility.
7. Pension and Other Postretirement Benefit Plans
     Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $11 million and $10 million for the first quarters of 2012 and 2011. Cash contributions to these plans for both the first quarters of 2012 and 2011 were $5 million.
8. Financial Instruments
     At June 30, 2011 and March 31, 2011, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at June 30, 2011 and March 31, 2011 were money market fund investments of $1.4 billion and $1.7 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
     The carrying amounts and estimated fair values of our long-term debt and other financing were $4.0 billion and $4.4 billion at June 30, 2011, and $4.0 billion and $4.3 billion at March 31, 2011. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
9. Financial Guarantees and Warranties
     Financial Guarantees
     We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event that our customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other conditions, inventories must be in resalable condition and any repurchases would be at a discount. Inventory repurchase agreements mostly range from one to two years. Our customer debt guarantees are primarily provided to facilitate financing for certain customers and are generally secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At June 30, 2011, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $142 million and $42 million, none of which had been accrued.
     In addition, at June 30, 2011, our banks and insurance companies have issued $121 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
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
     Significant developments in previously reported proceedings and in other litigation and claims since the filing of our 2011 Annual Report on Form 10-K are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
     A. Average Wholesale Price Litigation
     As previously reported regarding the coordinated public payor Average Wholesale Price (“AWP”) actions, collectively In re McKesson Governmental Entities Average Wholesale Price Litigation, filed against the Company in the United States District Court for Massachusetts and relating to alleged misstatements and manipulations of a benchmark for drug reimbursement known as AWP, Board of County Commissioners of Douglas County, Kansas et al. v. McKesson Corporation, (Civil Action No. 1:08-CV-11349-PBS) (“Douglas County, Kansas Action”); and San Francisco Health Plan v. McKesson Corporation (Civil Action No. 1:08-CV-10843-PBS) (“San Francisco Action”); the United States Court of Appeals for the First Circuit, on May 13, 2011, denied the Company’s petition and plaintiffs’ cross-petition seeking permission to appeal the district court’s March 4, 2011 class certification order in the Douglas County, Kansas Action. On June 28 and June 29, 2011, respectively, the Company executed agreements to settle the claims asserted by the States of Oklahoma and Montana on behalf of their respective Medicaid programs in the Douglas County, Kansas Action. On May 23, 2011, the court entered a scheduling order, upon stipulation of the parties, setting December 12, 2011, as the trial date in the San Francisco Action. On July 19, 2011, the trial date in the Douglas County, Kansas Action was set for March 2012.
     On May 24, 2011, the court entered an order denying the Company’s motion to dismiss in the previously reported action filed in Alaska state court by the State of Alaska against the Company and First DataBank, Inc., State of Alaska v. McKesson Corporation, et al., (Case No. 3AN-10-11348-CI). On June 6, 2011, the Company filed an answer denying the allegations in the State of Alaska’s complaint. The case is set for trial in February 2013.
     On May 31, 2011, the court entered final judgment in favor of the Company in the previously reported action filed by the Company in Arizona Superior Court against the Arizona Health Care Cost Containment System (“AHCCCS”), McKesson Corporation v. AHCCCS, (Case No. CV-2011-004446). On June 16, 2011, AHCCCS filed a Notice of Appeal from the judgment entered on May 31, 2011, and the court’s April 28, 2011 ruling that enjoined AHCCCS from prosecuting or reinitiating any administrative proceeding seeking penalties or assessments against the Company.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     On June 2, 2011, the court granted the State of Louisiana’s motion to consolidate for all purposes, including trial, the previously reported action filed in Louisiana state court by the State against the Company, State of Louisiana v. McKesson Corporation, (Case No. C597634 Sec. 23), with the State’s pending action against numerous drug manufacturers, State of Louisiana v. Abbott Laboratories, Inc., et al., (Case No. C596164). On June 13, 2011, the trial court granted the Company’s motion for permission to appeal the court’s June 2 consolidation order. On June 16, 2011, the Company filed a notice of intent to apply for a supervisory writ of review to determine the scope of the Company’s appeal of the court’s June 2 consolidation order.
     On June 2, 2011, an action was filed in Michigan state court, County of Ingham, by the State of Michigan against the Company, First DataBank, Inc., and the Hearst Corporation based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Michigan false claims act statute, and for fraud based on false representation, silent fraud, civil conspiracy to commit fraud, tortious interference with contract, and unjust enrichment, and seeking damages and treble damages, civil penalties, restitution, disgorgement of profits, interest, attorneys’ fees and costs of suit, all in unspecified amounts, Bill Schuette ex rel. State of Michigan v. McKesson Corporation, et al., (11-629-CZ). The Company has not yet responded to the complaint in this matter.
     On June 8, 2011, an action was filed against the Company and two of its employees in the United States District Court, Northern District of California, by the Commonwealth of Virginia based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Virginia false claims act statute, the Virginia Fraud statute, and for conspiracy to defraud, and seeking damages and treble damages, civil penalties, interest, and costs of suit, all in unspecified amounts, Commonwealth of Virginia v. McKesson Corporation, et al., (C11-02782-SI). The Company has not yet responded to the complaint in this matter.
     On June 16, 2011, the Company filed an answer denying the allegations in the State of Hawaii’s complaint in the previously reported action filed in Hawaii state court by the State against the Company and First DataBank, Inc., State of Hawaii v. McKesson Corporation, et al., (Civil No. 10-1-2411-11-GWBC). The parties are now engaged in discovery. No trial date has been set.
     On July 1, 2011, the court denied the Company’s motion to transfer or, in the alternative, to dismiss the previously reported action filed in Mississippi state court by the State of Mississippi against the Company, State of Mississippi v. McKesson Corporation, et al., (Case No. 251-10-862CIV). No trial date has been set.
     On July 13, 2011, the Company was named as a co-defendant to First DataBank, Inc., in an action filed in Indiana state court, County of Marion, by the State of Indiana based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Indiana false claims act statute, the Indiana Medicaid fraud statute, the Indiana theft statute, and for fraud and civil conspiracy, and seeking damages and treble damages, civil penalties, disgorgement of profits, interest, injunctive and declaratory relief, attorneys’ fees and costs of suit, all in unspecified amounts, State of Indiana v. McKesson Corp. et al., (Case No. 49D11-1106-PL-021595).
     On July 19, 2011, the court denied the Company’s motion to dismiss the previously reported action filed in the United States District Court, Northern District of California, by the State of Utah against the Company, State of Utah v. McKesson Corporation, (Case No. CV 10-4743-SI). No trial date has been set.
     B. Other Litigation and Claims
     On May 27, 2011, the Company filed a motion to dismiss the relator’s complaint in the previously reported qui tam action pending in the United States District Court for the District of Massachusetts, United States ex rel. Scott Bartz v. Ortho McNeil Pharmaceuticals, Inc., et al., (Case No. 2:05-cv-06010). On June 10, 2011, the relator filed a notice of intent to voluntarily dismiss the Company from the action.
     In the previously reported federal class action brought on behalf of certain California residents and against the Company and its indirect subsidiary NDCHealth Corporation (“NDC”), Rodriguez et al. v. Etreby Computer Company et al., (Civil Action No. CV 10-3522-VBF), alleging wrongful release of individual confidential medical information, the previously reported settlement was given final approval by the trial court on June 30, 2011, fully resolving and terminating this action as to all defendants.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     As previously reported, the Company’s subsidiary, Northstar Rx LLC (“Northstar”), is one of multiple vendor defendants in approximately 350 cases alleging that plaintiffs were injured after ingesting Reglan and/or its generic equivalent, metoclopramide. The Company is also named in approximately 550 cases as a distributor of these products. On June 23, 2011, the United States Supreme Court issued an opinion holding that generic drug manufacturers cannot be held liable under state laws based on allegations that they failed to provide adequate label warnings, Pliva, Inc. v. Mensing, (Nos. 09-993, 09-1039 and 09-1501) (“Mensing”). It is anticipated that plaintiffs will file amended complaints in these matters and that defendants, including Northstar, will move for dismissals based on the Supreme Court’s ruling in Mensing.
     On April 26, 2011, the previously reported qui tam action pending in the United States District Court for the District of Kansas, Saleaumua, Inc., et al. v. McKesson Corporation et al. (Case No. 4:08-CV-0848), was dismissed; and as previously reported, the related investigation by the United States Attorneys’ Office in Kansas City has been closed with no action recommended or taken against the Company.
11. Stockholders’ Equity
     Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
     In April 2011, the quarterly dividend was raised from $0.18 to $0.20 per common share for dividends declared on and after such date, until further action by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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
     In April 2011, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock bringing the total authorization outstanding to $1.5 billion. In May 2011, we entered into another ASR program with a third party financial institution to repurchase $650 million of the Company’s common stock. The program was funded with cash on hand. As of June 30, 2011, we received 6.7 million shares representing the minimum number of shares due under the program. The total number of shares to be ultimately repurchased by us under this ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of our common stock during the program, less a discount. This ASR program is anticipated to be completed no later than the third quarter of 2012. As of June 30, 2011, $850 million remained available for future repurchases under the April 2011 authorization.
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
     Comprehensive Income
     Comprehensive income is as follows:

	Quarter Ended June 30,
(In millions)	2011	2010

Net income	$286	$298
Translation adjustments and other	16	(57)

Comprehensive income	$302	$241

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)
     Foreign currency translation adjustments and other are primarily the result of the impact of currency exchange rates on our foreign subsidiaries.
12. Segment Information
     We report our operations in two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. The factors for determining the reportable segments included the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. We evaluate the performance of our operating segments on a number of measures, including operating profit before interest expense, income taxes and results from discontinued operations. Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2011	2010

Revenues
Distribution Solutions (1)
Direct distribution & services	$20,827	$18,702
Sales to customers’ warehouses	4,891	4,743

Total U.S. pharmaceutical distribution & services	25,718	23,445
Canada pharmaceutical distribution & services	2,729	2,560
Medical-Surgical distribution & services	731	686

Total Distribution Solutions	29,178	26,691

Technology Solutions
Services	630	595
Software & software systems	144	135
Hardware	28	29

Total Technology Solutions	802	759

Total	$29,980	$27,450

Operating profit
Distribution Solutions (2)	$475	$505
Technology Solutions	100	64

Total	575	569
Corporate	(95)	(86)
Interest Expense	(64)	(43)

Income Before Income Taxes	$416	$440

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues for the first quarters of 2012 and 2011.

(2)	Operating profit for the first quarter of 2011 includes receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer. The settlement was recorded as a reduction to cost of sales within our condensed consolidated statements of operations in our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our 2011 Annual Report on Form 10-K.
     Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Financial Overview

	Quarter Ended
	June 30,
(In millions, except per share amounts)	2011	2010	Change

Revenues	$29,980	$27,450	9%

Income Before Income Taxes	$416	$440	(5)
Income Tax Expense	(130)	(142)	(8)

Net Income	$286	$298	(4)

Diluted Earnings Per Common Share:	$1.13	$1.10	3

Weighted Average Diluted Common Shares	254	272	(7)

     Revenues for the first quarter of 2012 increased 9% to $30.0 billion compared to the same period a year ago. The increase in revenues primarily reflects market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues. Additionally, revenues for 2012 benefited from our December 30, 2010 acquisition of US Oncology Holdings, Inc. (“US Oncology”).
     Income before income taxes for the first quarter of 2012 decreased 5% to $416 million compared to the same period a year ago. The first quarter of 2011 benefited from the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit.
     Net income for the first quarter of 2012 decreased 4% to $286 million and diluted earnings per common share for the first quarter of 2012 increased 3% to $1.13 compared to the same period a year ago. Diluted earnings per share for 2012 benefited from our repurchase of common stock.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
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
Results of Operations
     Revenues:

	Quarter Ended
	June 30,
(In millions)	2011	2010	Change

Distribution Solutions
Direct distribution & services	$20,827	$18,702	11%
Sales to customers’ warehouses	4,891	4,743	3

Total U.S. pharmaceutical distribution & services	25,718	23,445	10
Canada pharmaceutical distribution & services	2,729	2,560	7
Medical-Surgical distribution & services	731	686	7

Total Distribution Solutions	29,178	26,691	9

Technology Solutions
Services	630	595	6
Software and software systems	144	135	7
Hardware	28	29	(3)

Total Technology Solutions	802	759	6

Total Revenues	$29,980	$27,450	9

     Total revenues increased for the first quarter of 2012 compared to the same period a year ago primarily due to market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues, and our acquisition of US Oncology.
     Direct distribution and services revenues increased primarily due to market growth, which includes price increases and increased volume from new and existing customers, and our acquisition of US Oncology. These increases were partially offset by price deflation associated with brand to generic drug conversions. Sales to customers’ warehouses increased primarily due to market growth.
     Canadian pharmaceutical distribution and services revenues increased primarily due to a change in the foreign currency exchange rate. Excluding foreign currency exchange rate fluctuations, Canadian revenues in the first quarter of 2012 remained flat with increases from a small acquisition in the second quarter of 2011 and market growth being offset by a government-imposed price reduction for generic pharmaceuticals in certain provinces.
     Medical-Surgical distribution and services revenues increased primarily due to market growth, which includes increased sales to new and existing customers.
     Technology Solutions revenues increased primarily due to increased revenues associated with the sale and installation of our software products and an increase in maintenance revenues from new and existing customers. Partially offsetting these increases was a decrease in revenue associated with the sale of McKesson Asia Pacific Pty Limited in July 2010.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Gross Profit:

	Quarter Ended
	June 30,
(Dollars in millions)	2011	2010	Change

Gross Profit
Distribution Solutions (1)	$1,131	$1,067		6%
Technology Solutions	378	325		16

Total	$1,509	$1,392		8

Gross Profit Margin
Distribution Solutions	3.88%	4.00%	(12	) bp
Technology Solutions	47.13	42.82		431
Total	5.03	5.07		(4)

(1)	Gross profit for the first quarter of 2011 includes receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit against a drug manufacturer, which was recorded as a reduction of cost of sales.

bp – basis points
     Gross profit for the first quarter of 2012 increased compared to the same period a year ago as a result of growth in both of our operating segments. Gross profit margin decreased in the first quarter of 2012 compared to the same period a year ago reflecting a decrease in our Distribution Solutions segment, partially offset by an increase in our Technology Solutions segment.
     Distribution Solutions segment’s gross profit margin decreased primarily due to the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit in the first quarter of 2011 and a decrease in sell margin in the first quarter of 2012. Partially offsetting these decreases, gross profit margin was positively impacted in our Distribution Solutions segment by the acquisition of US Oncology and increased sales of higher margin generic drugs.
     Technology Solutions segment’s gross profit margin increased primarily due to an increase in higher margin revenues and lower amortization expense primarily related to our Horizon Enterprise Revenue ManagementTM solution.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Operating Expenses and Other Income, Net:

	Quarter Ended
	June 30,
(Dollars in millions)	2011	2010	Change

Operating Expenses
Distribution Solutions	$661	$568	16%
Technology Solutions	279	262	6
Corporate	97	88	10

Total	$1,037	$918	13

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.27%	2.13%	14	bp
Technology Solutions	34.79	34.52	27
Total	3.46	3.34	12
Other Income, Net
Distribution Solutions	$5	$6	(17)%
Technology Solutions	1	1	—
Corporate	2	2	—

Total	$8	$9	(11)

     Operating expenses and operating expenses as a percentage of revenues increased in the first quarter of 2012 compared to the same period a year ago. These increases were primarily due to the addition of US Oncology and, to a lesser extent, higher employee compensation and benefits costs.
     Within our operating expenses in the first quarters of 2012 and 2011, we recorded $10 million and nil of acquisition-related expenses. First quarter 2012 expenses were recorded as follows: $8 million and $2 million within our Distribution Solutions and Technology Solutions segments. The expenses within the Distribution Solutions segment were primarily incurred to integrate our US Oncology acquisition.
     During the first quarter of 2012, amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company (“acquisition-related amortization”) increased by $20 million to $48 million compared to the same period a year ago. The increase was primarily due to our acquisition of US Oncology. Acquisition-related amortization by segment was as follows:

	Quarter Ended June 30,
(In millions)	2011	2010

Distribution Solutions — Operating Expenses	$31	$12

Technology Solutions
Cost of Sales	5	4
Operating Expenses	12	12

Total	17	16

Total	$48	$28

     Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily reflecting the addition of US Oncology, and, to a lesser extent, higher employee compensation and benefits costs.
     Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to an increase in the provision for bad debts.
     Corporate expenses increased primarily due to higher employee compensation and benefits costs.
     Other income, net for 2012 approximated the same period a year ago.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended
	June 30,
(Dollars in millions)	2011	2010	Change

Segment Operating Profit (1)
Distribution Solutions	$475	$505	(6)%
Technology Solutions	100	64	56

Subtotal	575	569	1
Corporate Expenses, Net	(95)	(86)	10
Interest Expense	(64)	(43)	49

Income Before Income Taxes	$416	$440	(5)

Segment Operating Profit Margin
Distribution Solutions	1.63%	1.89%	(26	) bp
Technology Solutions	12.47	8.43	404

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.
     Operating profit margin for our Distribution Solutions segment decreased primarily due to a decrease in gross profit margin, which includes the first quarter of 2011 benefit from the receipt of $51 million representing our share of a settlement of a class action lawsuit, and higher operating expenses as a percentage of revenues.
     Operating profit margin for our Technology Solutions segment increased primarily reflecting an increase in gross profit margin.
     Corporate expenses, net of other income increased primarily due to higher employee compensation and benefits costs.
     Interest Expense: Interest expense increased primarily due to the $1.7 billion of long-term debt issued in February 2011 in connection with our acquisition of US Oncology.
     Income Taxes: Our reported income tax rates for the first quarters of 2012 and 2011 were 31.3% and 32.3%.
     Net Income: Net income was $286 million and $298 million for the first quarters of 2012 and 2011, or $1.13 and $1.10 per diluted common share.
     Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 254 and 272 million for the first quarters of 2012 and 2011. The decrease in the number of weighted average diluted common shares outstanding primarily reflects a decrease in the number of shares outstanding as a result of stock repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
Business Combinations
     On December 30, 2010, we acquired all of the outstanding shares of US Oncology for approximately $2.1 billion, consisting of cash consideration of $0.2 billion, net of cash acquired, and the assumption of liabilities with a fair value of $1.9 billion. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payers and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists. The cash paid at acquisition was funded from cash on hand. During the first quarter of 2012, there were no adjustments to the preliminary fair values recorded for the assets acquired and liabilities assumed of US Oncology as of the acquisition date. These amounts are subject to change within the measurement period as our fair value assessments are finalized. We expect to finalize our fair value assessments by the third quarter of 2012. Financial results for US Oncology have been included in the results of operations within our Distribution Solutions segment beginning in the fourth quarter of 2011.
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
     Refer to Financial Note 2, “Business Combinations,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for further information.
New Accounting Pronouncements
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
     Operating activities provided cash of $326 million and $528 million during the first quarters of 2012 and 2011. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements.
     Investing activities utilized cash of $154 million and $79 million during the first quarters of 2012 and 2011. Investing activities primarily reflect cash paid for property acquisitions and capitalized software and, for 2012, includes $105 million of cash paid for a small acquisition.
     Financing activities utilized cash of $668 million and $903 million during the first quarters of 2012 and 2011. Financing activities for 2012 and 2011 include $672 million and $1,016 million in cash paid for stock repurchases.
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
     In April 2011, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock, bringing the total authorization outstanding to $1.5 billion. In May 2011, we entered into another ASR program with a third party financial institution to repurchase $650 million of the Company’s common stock. The program was funded with cash on hand. As of June 30, 2011, we received 6.7 million shares representing the minimum number of shares due under the program. The total number of shares to be ultimately repurchased by us under this ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of our common stock during the program, less a discount. This ASR program is anticipated to be completed no later than the third quarter of 2012. As of June 30, 2011, $850 million remained available for future repurchases under the April 2011 authorization.
     In April 2011, the quarterly dividend was raised from $0.18 to $0.20 per common share for dividends declared on and after such date, until further action by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Selected Measures of Liquidity and Capital Resources

	June 30,	March 31,
(Dollars in millions)	2011	2011

Cash and cash equivalents	$3,116	$3,612
Working capital	3,232	3,631
Debt, net of cash and cash equivalents	873	392
Debt to capital ratio (1)	36.6%	35.7%
Net debt to net capital employed (2)	11.2	5.1
Return on stockholders’ equity (3)	17.0	16.9

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
     Cash equivalents are invested in overnight repurchase agreements collateralized by US Treasury and/or securities that are guaranteed or sponsored by the US government, US government money market fund, AAA rated prime money market funds denominated in US dollars, AAA rated prime money market fund denominated in British pound sterling, and Canadian government securities.
     A majority of the remaining cash and cash equivalents is deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by investing in government securities, monitoring risk profiles and investment strategies of money market funds and depositing funds with reputable financial institutions.
     Our cash and equivalents balance as of June 30, 2011, included approximately $1.9 billion of cash held by our subsidiaries outside of the United States. Our intent is to utilize this cash in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
     Working capital primarily includes cash and cash equivalents, receivables, inventories and other current assets net of drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements. Consolidated working capital decreased primarily due to a decrease in cash and cash equivalents and an increase in drafts and accounts payable, partially offset by increases in receivables and inventories.
     Our ratio of net debt to net capital employed increased in 2012 primarily due to lower cash and cash equivalents balances and a decrease in stockholder’s equity primarily due to shares repurchased in the first quarter of 2012.
     Credit Resources
     We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable sales facility, short-term borrowings under the revolving credit facility and commercial paper.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
     Accounts Receivable Sales Facility
     In May 2011, we renewed our existing accounts receivable sales facility (the “Facility”) for a one year period under terms substantially similar to those previously in place. The committed balance of this Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2012.
     At June 30, 2011 and March 31, 2011, there were no securitized accounts receivable balances or secured borrowings outstanding under the Facility. Additionally, there were no sales of interests to third-party purchaser groups in the quarters ended June 30, 2011 and 2010.
     Revolving Credit Facility
     We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in June 2012. Borrowings under this credit facility bear interest based upon either a Prime rate or the London Interbank Offered Rate. There were no borrowings under this facility for the first quarters of 2012 and 2011. As of June 30, 2011 and March 31, 2011, there were no amounts outstanding under this facility.
     Debt Covenants
     Our various borrowing facilities, including our accounts receivable sales facility and our long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, and under our accounts receivable sales facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated and the availability under the Facility could be reduced. As of June 30, 2011, this ratio was 36.6% and we were in compliance with our other financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.
     Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:
▪	material adverse resolution of pending legal proceedings;
▪	changes in the U.S. healthcare industry and regulatory environment;
▪	changes in the Canadian healthcare industry and regulatory environment;
▪	competition;
▪	substantial defaults in payments or a material reduction in purchases by, or the loss of, a large customer or group purchasing organization;
▪	the loss of government contracts as a result of compliance or funding challenges;
▪	public health issues in the United States or abroad;
▪	implementation delay, malfunction or failure of internal information systems;
▪	the adequacy of insurance to cover property loss or liability claims;
▪	the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;
▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;
▪	system errors or failure of our technology products and solutions to conform to specifications;
▪	disaster or other event causing interruption of customer access to the data residing in our service centers;
▪	the delay or extension of our sales or implementation cycles for external software products;
▪	changes in circumstances that could impair our goodwill or intangible assets;
▪	foreign currency fluctuations or disruptions to our foreign operations;
▪	new or revised tax legislation or challenges to our tax positions;
▪	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;
▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers; and
▪	changes in accounting principles generally accepted in the United States of America.
     These and other risks and uncertainties are described herein and in other information contained in our publicly available Securities and Exchange Commission filings and press releases. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements were first made. Except to the extent required by law, we undertake no obligation to publicly release the result of any revisions to our forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

McKESSON CORPORATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2011 Annual Report on Form 10-K.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2011 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As a result of our accelerated share repurchase (“ASR”) program initiated in March 2011, we repurchased 3.1 million shares for $275 million during the fourth quarter of 2011. The ASR program was completed on May 2, 2011 and we received 0.4 million additional shares on May 5, 2011. The total number of shares repurchased under this ASR program was 3.5 million shares at an average price per share of $79.65.
     In April 2011, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock, bringing the total authorization outstanding to $1.5 billion. In May 2011, we entered into another ASR program with a third party financial institution to repurchase $650 million of the Company’s common stock. The program was funded with cash on hand. As of June 30, 2011, we received 6.7 million shares representing the minimum number of shares due under the program. The total number of shares to be ultimately repurchased by us under this ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of our common stock during the program, less a discount. This ASR program is anticipated to be completed no later than the third quarter of 2012. As of June 30, 2011, $850 million remained available for future repurchases under the April 2011 authorization.

McKESSON CORPORATION
     The following table provides information on the Company’s share repurchases during the first quarter of 2012.

	Share Repurchases(1)
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		As Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced	Under the
(In millions, except price per share)	Purchased	Per Share	Program	Programs

April 1, 2011 – April 30, 2011	—	$—	—	$1,500
May 1, 2011 – May 31, 2011	7 (2)	81.96 (3)	7	850
June 1, 2011 – June 30, 2011	—	—	—	850

Total	7	81.96	7	850

(1)	This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	Includes 6.7 million shares received representing the minimum number of shares received under the May 2011 ASR program. The total number of shares to be ultimately repurchased by us under this ASR program will be determined at the completion of the program based on the average daily volume-weighted average price of our common stock during the program, less a discount.

(3)	The average price paid per share under the May 2011 ASR program is hypothetically assumed to be $82.08, based on the average daily volume-weighted average price of our common stock, less a discount calculated as of June 30, 2011. The final settlement price per share under the May 2011 ASR program will be determined upon completion of the program.
Item 3. Defaults Upon Senior Securities
     None
Item 4. (Removed and Reserved)
Item 5. Other Information
     None

McKESSON CORPORATION
Item 6. Exhibits

Exhibit
Number	Description

10.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 18, 2011, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JPMorgan Chase Bank, N.A., as collateral agent.

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

101†
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related financial notes.

†	Furnished herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McKesson Corporation
Dated: July 28, 2011	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

Dated: July 28, 2011	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller