Form 10-Q
period 2011-09-30
MCKESSON CORP
filed 2011-10-25
CIK 927653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-13252

McKESSON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3207296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Post Street, San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)

(415) 983-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2011
Common stock, $0.01 par value	245,560,664 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues	$30,216	$27,534	$60,196	$54,984
Cost of Sales	28,569	26,168	57,040	52,226

Gross Profit	1,647	1,366	3,156	2,758
Operating Expenses	1,051	925	2,088	1,843
Litigation Charges	118	24	118	24

Total Operating Expenses	1,169	949	2,206	1,867

Operating Income	478	417	950	891
Other Income, Net	6	3	14	12
Interest Expense	(64)	(44)	(128)	(87)

Income from Continuing Operations Before Income Taxes	420	376	836	816
Income Tax Expense	(124)	(121)	(254)	(263)

Income from Continuing Operations	296	255	582	553
Discontinued Operation – gain on sale, net of tax	—	72	—	72

Net Income	$296	$327	$582	$625

Earnings Per Common Share
Diluted
Continuing operations	$1.18	$0.97	$2.31	$2.07
Discontinued operation – gain on sale	—	0.28	—	0.27

Total	$1.18	$1.25	$2.31	$2.34

Basic
Continuing operations	$1.20	$0.99	$2.35	$2.11
Discontinued operation – gain on sale	—	0.28	—	0.28

Total	$1.20	$1.27	$2.35	$2.39

Dividends Declared Per Common Share	$0.20	$0.18	$0.40	$0.36

Weighted Average Common Shares
Diluted	250	262	252	267
Basic	246	258	247	262

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	September 30,	September 30,
	September 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$3,943	$3,612
Receivables, net	9,525	9,187
Inventories, net	9,426	9,225
Prepaid expenses and other	368	333

Total Current Assets	23,262	22,357

Property, Plant and Equipment, Net	1,006	991
Goodwill	4,487	4,364
Intangible Assets, Net	1,383	1,456
Other Assets	1,769	1,718

Total Assets	$31,907	$30,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$14,895	$14,090
Deferred revenue	1,528	1,321
Deferred tax liabilities	1,028	1,037
Current portion of long-term debt	414	417
Other accrued liabilities	1,980	1,861

Total Current Liabilities	19,845	18,726

Long-Term Debt	3,578	3,587
Other Noncurrent Liabilities	1,368	1,353

Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2011 and March 31, 2011, 371 and 369 shares issued at September 30, 2011 and March 31, 2011	4	4
Additional Paid-in Capital	5,573	5,339
Retained Earnings	8,731	8,250
Accumulated Other Comprehensive Income (Loss)	(21)	87
Other	7	10
Treasury Shares, at Cost, 126 and 117 at September 30, 2011 and March 31, 2011	(7,178)	(6,470)

Total Stockholders’ Equity	7,116	7,220

Total Liabilities and Stockholders’ Equity	$31,907	$30,886

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	$1,000,000	$1,000,000
	Six Months Ended September 30,
	2011	2010
Operating Activities
Net income	$582	$625
Discontinued operation – gain on sale, net of tax	—	(72)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	271	238
Asset impairment charge – capitalized software held for sale	—	72
Share-based compensation expense	78	66
Other non-cash items	52	81
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(435)	(145)
Inventories	(269)	662
Drafts and accounts payable	880	(417)
Deferred revenue	191	(178)
Litigation charges	118	24
Deferred tax benefit on litigation charges	(41)	(8)
Other	(32)	(150)

Net cash provided by operating activities	1,395	798

Investing Activities
Property acquisitions	(126)	(107)
Capitalized software expenditures	(101)	(75)
Acquisitions of businesses, less cash and cash equivalents acquired	(191)	(34)
Proceeds from sale of business	—	109
Other	69	12

Net cash used in investing activities	(349)	(95)

Financing Activities
Repayments of debt	(17)	—
Common stock share repurchases, including shares surrendered for tax withholding	(672)	(1,547)
Common stock issuances	82	194
Dividends paid	(97)	(80)
Other	19	57

Net cash used in financing activities	(685)	(1,376)

Effect of exchange rate changes on cash and cash equivalents	(30)	(8)

Net increase (decrease) in cash and cash equivalents	331	(681)
Cash and cash equivalents at beginning of period	3,612	3,731

Cash and cash equivalents at end of period	$3,943	$3,050

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

The results of operations for the quarter and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 previously filed with the SEC on May 5, 2011 (“2011 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On April 1, 2011, we adopted amended guidance for certain revenue arrangements that include software elements. The guidance amends pre-existing software revenue guidance by removing from its scope tangible products that contain both software and non-software components that function together to deliver the product’s functionality. The amended guidance was adopted on a prospective basis for revenue arrangements entered into or materially modified on or after April 1, 2011. The adoption of this amended guidance did not have a material impact on our condensed consolidated financial statements.

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

In June 2011, the FASB issued amended accounting guidance related to the presentation of other comprehensive income requiring that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income as determined under current accounting guidance. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2013. We do not expect the adoption of the amended guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for us commencing in the first quarter of 2013. Earlier adoption is permitted. We do not expect the adoption of the amended guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued amended accounting guidance related to disclosures about an employer’s participation in a multiemployer plan. The new guidance requires that employers provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended guidance is effective for us on a retrospective basis commencing in the fourth quarter of 2012. Earlier adoption is permitted. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

2.	Business Combinations

On December 30, 2010, we acquired all of the outstanding shares of US Oncology Holdings, Inc. (“US Oncology”) for approximately $2.1 billion, consisting of cash consideration of $0.2 billion, net of cash acquired, and the assumption of liabilities with a fair value of $1.9 billion. The cash paid at acquisition was funded from cash on hand. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payers and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Current assets, net of cash acquired	$662	$(7)	$655
Goodwill	808	12	820
Intangible assets	1,007	(14)	993
Other long-term assets	354	(3)	351
Current liabilities	(489)	(1)	(490)
Current portion of long-term debt	(1,735)	—	(1,735)
Other long-term liabilities	(338)	14	(324)
Other stockholders’ equity	(25)	(1)	(26)

Net assets acquired, less cash and cash equivalents	$244	$—	$244

(1)	As previously reported in our Form 10-K for the year ended March 31, 2011.

During the second quarter of 2012, the fair value measurements of assets acquired and liabilities assumed of US Oncology as of the acquisition date were revised. The measurement period adjustments during the second quarter of 2012 did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. These amounts are subject to change within the measurement period as our fair value assessments are finalized. We expect to finalize our fair value assessments by the third quarter of 2012. Financial results for US Oncology have been included in the results of operations within our Distribution Solutions segment beginning in the fourth quarter of 2011.

During the last two years, we also completed a number of other smaller acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our condensed consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the condensed consolidated financial statements on either an individual or an aggregate basis.

3.	Asset Impairment Charge – Capitalized Software Held for Sale

Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. At the end of the second quarter of 2010, our Horizon Enterprise Revenue ManagementTM (“HzERM”) software product became generally available. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM software product and as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge in the second quarter of 2011 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

4.	Discontinued Operation

In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale, we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our statement of operations in the second quarter of 2011. The historical financial operating results and net assets of MAP were not material to our condensed consolidated financial statements for all periods presented.

5.	Income Taxes

As of September 30, 2011, we had $654 million of unrecognized tax benefits, of which $433 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $163 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

The U.S. Internal Revenue Service has substantially completed their audit relating to 2003 through 2006 and issued Revenue Agent Reports with tax assessments of $98 million. We disagree with the tax assessments relating to various transfer pricing issues and the disallowance of the research and development credits, which comprise most of the tax assessments. We are pursuing administrative relief through the appeals process. We have received assessments from the Canada Revenue Agency (“CRA”) for a total of $169 million related to transfer pricing for 2003 through 2007. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007. We did not resolve these issues with the CRA and our trial with the Tax Court of Canada commenced on October 17, 2011. We continue to believe in the technical merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in an increase or decrease to income tax expense.

In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.

We report interest and penalties on tax deficiencies as income tax expense. At September 30, 2011, our gross accrued interest on unrecognized tax benefits amounted to $142 million. We recognized an income tax expense of $4 million and $7 million, before any tax benefit, related to interest in our condensed consolidated statements of operations during the second quarter and first six months ended September 30, 2011. We have no material amounts accrued for penalties.

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

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Income from continuing operations	$296	$255	$582	$553
Discontinued operation – gain on sale, net of tax	—	72	—	72

Net income	$296	$327	$582	$625

Weighted average common shares outstanding:
Basic	246	258	247	262
Effect of dilutive securities:
Options to purchase common stock	1	2	2	3
Restricted stock units	3	2	3	2

Diluted	250	262	252	267

Earnings Per Common Share: (1)
Basic
Continuing operations	$1.20	$0.99	$2.35	$2.11
Discontinued operation – gain on sale	—	0.28	—	0.28

Total	$1.20	$1.27	$2.35	$2.39

Diluted
Continuing operations	$1.18	$0.97	$2.31	$2.07
Discontinued operation – gain on sale	—	0.28	—	0.27

Total	$1.18	$1.25	$2.31	$2.34

(1)	Certain computations may reflect rounding adjustments.

Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately 1 million and 2 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended September 30, 2011 and 2010 and 4 million and 6 million for the six months ended September 30, 2011 and 2010, as they were anti-dilutive.

7.	Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2011	$2,662	$1,702	$4,364
Goodwill acquired	—	135	135
Acquisition accounting and other adjustments	12	—	12
Foreign currency translation adjustments	(6)	(18)	(24)

Balance, September 30, 2011	$2,668	$1,819	$4,487

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

Information regarding intangible assets is as follows:

	September 30, 2011				March 31, 2011
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	7	$1,072	$(498)	$574	$1,057	$(444)	$613
Service agreements	17	696	(34)	662	723	(11)	712
Trademarks and trade names	13	77	(33)	44	76	(31)	45
Technology	4	235	(180)	55	204	(170)	34
Other	9	76	(28)	48	76	(24)	52

Total		$2,156	$(773)	$1,383	$2,136	$(680)	$1,456

Amortization expense of intangible assets was $49 million and $97 million for the quarter and six months ended September 30, 2011 and $28 million and $56 million for the quarter and six months ended September 30, 2010. Estimated annual amortization expense of these assets is as follows: $193 million, $177 million, $163 million, $143 million and $119 million for 2012 through 2016 and $685 million thereafter. All intangible assets were subject to amortization as of September 30, 2011 and March 31, 2011.

8.	Financing Activities

Accounts Receivable Sales Facility

In May 2011, we renewed our existing accounts receivable sales facility for a one year period under terms substantially similar to those previously in place. The committed balance of this facility is $1.35 billion, although from time-to-time the available amount of this facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed accounts receivable sales facility will expire in May 2012.

At September 30, 2011 and March 31, 2011, there were no securitized accounts receivable balances or secured borrowings outstanding under this facility. Additionally, there were no sales of interests to third-party purchaser groups in the quarters and six months ended September 30, 2011 and 2010.

This facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use this facility may be suspended and repayment of any outstanding balances under this facility may be required. At September 30, 2011 and March 31, 2011, we were in compliance with all covenants.

Revolving Credit Facility

In September 2011, we renewed our existing syndicated $1.3 billion five-year senior unsecured revolving credit facility, which was scheduled to mature in June 2012. This new credit facility has terms and conditions substantially similar to those previously in place and matures in September 2016. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2012 and 2011. As of September 30, 2011 and March 31, 2011, there were no borrowings outstanding under this facility.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

9.	Pension and Other Postretirement Benefit Plans

Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $9 million and $21 million for the quarter and six months ended September 30, 2011 and $8 million and $18 million for the quarter and six months ended September 30, 2010. Cash contributions to these plans were $13 million and $11 million for the first six months of 2012 and 2011.

10.	Financial Instruments

At September 30, 2011 and March 31, 2011, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at September 30, 2011 and March 31, 2011 were money market fund investments of $2.2 billion and $1.7 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

The carrying amounts and estimated fair values of our long-term debt and other financing were $4.0 billion and $4.6 billion at September 30, 2011 and $4.0 billion and $4.3 billion at March 31, 2011. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.

11.	Financial Guarantees and Warranties

Financial Guarantees

We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event that our customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other conditions, inventories must be in resalable condition and any repurchases would be at a discount. Inventory repurchase agreements mostly range from one to two years. Our customer debt guarantees are primarily provided to facilitate financing for certain customers and are generally secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At September 30, 2011, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $136 million and $39 million, none of which had been accrued.

In addition, at September 30, 2011, our banks and insurance companies have issued $112 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.

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

We also provide warranties regarding the performance of software and automation products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed upon specifications. For software products, this may result in additional project costs, which are reflected in our estimates used for the percentage-of-completion method of accounting for software installation services within these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenues from these maintenance agreements are recognized on a straight-line basis over the contract period, and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the condensed consolidated balance sheets.

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

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

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

Significant developments in previously reported proceedings and in other litigation and claims since the filing of our 2011 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2011, are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.

A.	Average Wholesale Price Litigation

In the previously reported coordinated public payer Average Wholesale Price (“AWP”) actions, collectively In re McKesson Governmental Entities Average Wholesale Price Litigation, filed against the Company in the United States District Court for Massachusetts and relating to alleged misstatements and manipulations of a benchmark for drug reimbursement known as AWP, the Company filed a motion for partial summary judgment, on July 29, 2011, in San Francisco Health Plan v. McKesson Corporation (No. 1:08-CV-10843-PBS) (“San Francisco Action”). The court has not yet ruled on the Company’s motion for summary judgment. On September 6, 2011, the court set a trial date of January 17, 2012 for the claims asserted by the Oklahoma State and Education Employees Group Insurance Board in the Board of County Commissioners of Douglas County, Kansas et al. v. McKesson Corporation, (No. 1:08-CV-11349-PBS) (“Douglas County, Kansas Action”).

On July 15, 2011, the Company was named as a co-defendant to First DataBank, Inc., in an action filed in Kentucky state court, Franklin County, by the Commonwealth of Kentucky based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting claims under the Kentucky consumer protection act, the Kentucky Medicaid fraud statute, the Kentucky theft by deception statute, the Kentucky false advertising statute, and for fraud, negligent misrepresentation, and civil conspiracy, and seeking damages and punitive damages, civil penalties, disgorgement of profits, interest, injunctive and declaratory relief, attorneys’ fees and costs of suit, all in unspecified amounts, Commonwealth of Kentucky v. McKesson Corp. et al., (No. 11-CI-00935). The court has not yet ruled on the Company’s motion to dismiss.

On August 15, 2011, the Company filed a motion to dismiss in the previously reported action filed against the Company and two of its employees in the United States District Court, Northern District of California, by the Commonwealth of Virginia, Commonwealth of Virginia v. McKesson Corporation, et al., (C11-02782-SI). On October 13, 2011, the court denied the Company’s motion to dismiss. On October 18, 2011, the court set a trial date of March 11, 2013.

On August 19, 2011, the Company filed a motion to dismiss in the previously reported action filed in Michigan state court by the State of Michigan against the Company, First DataBank, Inc., and the Hearst Corporation, Bill Schuette ex rel. State of Michigan v. McKesson Corporation, et al., (11-629-CZ). The court has not yet ruled on the Company’s motion to dismiss.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

On August 25, 2011, the Company filed a motion to dismiss the Second Amended Complaint in the previously reported action filed in Mississippi state court by the State of Mississippi against the Company, State of Mississippi v. McKesson Corporation, et al., (No. 251-10-862CIV). The court has not yet ruled on the Company’s motion to dismiss.

On August 30, 2011, the court set the trial date in the previously reported action filed in the United States District Court, Northern District of California, by the State of Utah against the Company, State of Utah v. McKesson Corporation, (No. CV 10-4743-SI), for October 22, 2012.

On September 8, 2011, the court entered an order granting the State of Louisiana’s motion to voluntarily dismiss its antitrust claims in the previously reported action filed in Louisiana state court by the State against the Company, State of Louisiana v. McKesson Corporation, (No. C597634 Sec. 23). The State’s dismissal of its antitrust claims rendered moot the Company’s previously reported appeal, which was formally dismissed by the Company on September 14, 2011. The Louisiana court of appeals, on September 20, 2011, denied the Company’s application for a writ to review the trial court’s order consolidating, for all purposes, the State’s action against the Company with the State’s action against numerous drug manufacturers, State of Louisiana v. Abbott Laboratories, Inc., et al., (No. C596164). The trial court has not yet ruled on the Company’s motion to dismiss and no trial date has been set.

On September 26, 2011, the court set the trial date in the previously reported action filed in Hawaii state court by the State of Hawaii against the Company and First DataBank, Inc., State of Hawaii v. McKesson Corporation, et al., (No. 10-1-2411-11-GWBC), for April 2013.

On September 29, 2011, the Company filed a motion to dismiss in the previously reported action filed in Indiana state court by the State of Indiana against the Company and First DataBank, Inc., State of Indiana v. McKesson Corp. et al., (No. 49D11-1106-PL-021595). The court has not yet ruled on the Company’s motion to dismiss.

On October 12, 2011, the Arizona Health Care Cost Containment System (“AHCCCS”) filed its opening appellate brief in the previously reported action filed by the Company in Arizona Superior Court against AHCCCS, McKesson Corporation v. AHCCCS, (No. CV-2011-004446). AHCCCS’s is appealing the trial court’s April 28, 2011 ruling that enjoined AHCCCS from prosecuting or reinitiating any administrative proceeding seeking penalties or assessments against the Company, and the judgment entered on May 31, 2011.

In October 2011, the Company reached an agreement with plaintiffs in the Douglas County, Kansas Action to pay $82 million in settlement of all claims on behalf of a nationwide class of cities and counties. The settlement in the Douglas County, Kansas Action provides that the Company will pay $82 million into a settlement escrow in installments following preliminary and final approvals of the settlement by the court, which escrow account shall be used for settlement administration costs, including notice, attorneys’ fees as approved by the court and distribution to class members in a manner determined by plaintiffs subject to court approval. The settlement also provides that the settlement class will release all claims against the Company relating to First Databank, Inc.’s published AWPs, whenever such claims were incurred, and includes an express denial of any liability on the part of the Company.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

As previously reported, as of March 31, 2010, the Company had a reserve relating to its AWP public entity claims of $143 million. During the second quarter of 2011, the Company recorded an additional pre-tax charge of $24 million for the settlement with the State of Connecticut. During the third quarter of 2011, the Company recorded a pre-tax charge of $189 million following a review of the reserve, including consideration of the pace and progress of discussions relating to state and federal Medicaid claims. In 2011, the Company made a payment of $26 million from the reserve, and as of March 31, 2011, the reserve relating to the Company’s AWP litigation was $330 million.

During the second quarter of 2012, the Company recorded a pre-tax charge of $118 million following a review of its AWP reserve, including consideration of the Douglas County, Kansas Action settlement and the pace and progress of discussions relating to potentially resolving other public entity claims. In 2012, total cash payments from the reserve were $6 million, and as of September 30, 2011, the reserve relating to the Company’s AWP litigation was $442 million. The Company’s AWP litigation reserve is included in other current liabilities in the condensed consolidated balance sheets. Pre-tax charges relating to changes in the Company’s AWP litigation reserve are recorded within its Distribution Solutions segment. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.

B.	Other Litigation

The Company’s subsidiary, McKesson Medical-Surgical Inc. (“MMS”), is a defendant in 47 cases pending in Nevada state court alleging that plaintiffs contracted Hepatitis C after being administered the drug Propofol during medical procedures. The cases generally include claims for strict liability, failure to warn, negligence, and breach of warranty. Teva, the manufacturer of Propofol, has agreed to indemnify MMS in these matters. MMS was named as a defendant by one of the five plaintiffs whose cases were recently tried in Las Vegas, Nevada state court. In that case, the jury found MMS liable for $6 million in compensatory damages and $18 million in punitive damages. MMS will move to have the trial court overturn these verdicts, and, should those motions prove unsuccessful, it will appeal them. Jury selection recently began in another Propofol case in which MMS is a named defendant, and a third case is scheduled to begin trial on December 6, 2011.

C.	Government Investigations

From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such investigations are included in the Company’s 2011 Annual Report on Form 10-K. An additional example is an investigation by the Regie de l’assurance maladie Du Quebec (“RAMQ”) to which the Company’s subsidiary, McKesson Canada Corporation (“MCC”), has responded. RAMQ is a provincial government agency with administrative authority over the conduct of pharmaceutical businesses in Quebec Province. MCC has cooperated fully with the investigation which has been conducted, with substantial interruptions, from 2009 through the present. The Company believes that the investigation is focused on certain discounts and payments offered to pharmacies in the Quebec Province. In September, RAMQ indicated that its investigation is in its final stages.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

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

Share Repurchase Plans

In March 2011, we entered into an accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $275 million of the Company’s common stock. The program was funded with cash on hand. As of March 31, 2011, we had received 3.1 million shares representing the minimum number of shares due under the program. We received 0.4 million additional shares in May 2011 upon the completion of this ASR program. The total number of shares repurchased under this ASR program was 3.5 million shares at an average price of $79.65 per share.

In April 2011, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock, bringing the total authorization outstanding to $1.5 billion. In May 2011, we entered into another ASR program with a third party financial institution to repurchase $650 million of the Company’s common stock. The program was funded with cash on hand. As of June 30, 2011, we had received 6.7 million shares representing the minimum number of shares due under the program. We received 1.3 million additional shares in August 2011 upon completion of this ASR program. The total number of shares repurchased under this ASR program was 8.0 million shares at an average price of $81.50 per share. As of September 30, 2011, $850 million remained authorized for future common stock repurchases under the April 2011 authorization.

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

Comprehensive Income

Comprehensive income is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net income	$296	$327	$582	$625
Translation adjustments and other	(124)	49	(108)	(8)

Comprehensive income	$172	$376	$474	$617

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

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2011	2010	2011	2010
Revenues
Distribution Solutions (1)
Direct distribution & services	$21,072	$18,984	$41,899	$37,686
Sales to customers’ warehouses	4,909	4,659	9,800	9,402

Total U.S. pharmaceutical distribution & services	25,981	23,643	51,699	47,088
Canada pharmaceutical distribution & services	2,537	2,351	5,266	4,911
Medical-Surgical distribution & services	873	770	1,604	1,456

Total Distribution Solutions	29,391	26,764	58,569	53,455

Technology Solutions
Services	643	604	1,273	1,199
Software & software systems	153	138	297	273
Hardware	29	28	57	57

Total Technology Solutions	825	770	1,627	1,529

Total	$30,216	$27,534	$60,196	$54,984

Operating profit
Distribution Solutions (2)	$477	$491	$952	$996
Technology Solutions (3)	108	14	208	78

Total	585	505	1,160	1,074
Corporate	(101)	(85)	(196)	(171)
Interest Expense	(64)	(44)	(128)	(87)

Income from Continuing Operations Before Income Taxes	$420	$376	$836	$816

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues for the quarters and six months ended September 30, 2011 and 2010.
(2)

Operating profit includes AWP litigation charges of $118 million for the quarter and six months ended September 30, 2011 and $24 million for the quarter and six months ended September 30, 2010, which were recorded in operating expenses. Operating profit for the six months ended September 30, 2010 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales.

(3)	Operating profit for the quarter and six months ended September 30, 2010 includes a $72 million asset impairment charge for capitalized software held for sale, which was recorded in cost of sales.

McKESSON CORPORATION

FINANCIAL REVIEW

(UNAUDITED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Overview

	Quarter Ended September 30,			Six Months Ended September 30,
(In millions, except per share amounts)	2011	2010	Change	2011	2010	Change

Revenues	$30,216	$27,534	10%	$60,196	$54,984	9%

Litigation Charges	$118	$24	392%	$118	$24	392%

Income from Continuing Operations Before Income Taxes	$420	$376	12%	$836	$816	2%
Income Tax Expense	(124)	(121)	2	(254)	(263)	(3)

Income from Continuing Operations	296	255	16	582	553	5
Discontinued Operation – gain on sale, net of tax	—	72	NM	—	72	NM

Net Income	$296	$327	(9)	$582	$625	(7)

Diluted Earnings Per Common Share
Continuing Operations	$1.18	$0.97	22%	$2.31	$2.07	12%
Discontinued Operation – gain on sale	—	0.28	NM	—	0.27	NM

Total	$1.18	$1.25	(6)	$2.31	$2.34	(1)

Weighted Average Diluted Common Shares	250	262	(5)%	252	267	(6)%

NM – not meaningful

Revenues for the second quarter of 2012 increased 10% to $30.2 billion and for the first six months of 2012 increased 9% to $60.2 billion compared to the same periods a year ago. The increases in revenues primarily reflect market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues. Additionally, revenues for 2012 benefited from our December 30, 2010 acquisition of US Oncology Holdings, Inc. (“US Oncology”).

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Income from continuing operations for the second quarter of 2012 increased 16% to $296 million and for the first six months of 2012 increased 5% to $582 million compared to the same periods a year ago. Income from continuing operations for 2012 and 2011 was negatively impacted by our Average Wholesale Price (“AWP”) litigation charges of $118 million and $24 million and, in 2011, a $72 million asset impairment charge for capitalized software held for sale. For the first six months of 2011 these charges were partially offset by the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

Net income for the second quarter of 2012 decreased 9% to $296 million and for the first six months of 2012 decreased 7% to $582 million compared to the same periods a year ago. Net income for 2011 includes a $72 million after-tax gain on the sale of our Technology Solutions segment wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), which was sold in July 2010.

Diluted earnings per common share from continuing operations for the second quarter of 2012 increased 22% to $1.18 and for the first six months of 2012 increased 12% to $2.31 compared to the same periods a year ago. Diluted earnings per common share for the second quarter of 2012 decreased 6% to $1.18 and for the first six months of 2012 decreased 1% to $2.31 compared to the same periods a year ago. Diluted earnings per common share includes $0.28 for the second quarter of 2011 and $0.27 for the first six months of 2011 for the gain on the sale of MAP. Additionally, diluted earnings per common share for 2012 benefited from the repurchase of our common stock during the last twelve months.

On December 30, 2010, we acquired all of the outstanding shares of US Oncology for approximately $2.1 billion, consisting of cash consideration of $0.2 billion, net of cash acquired, and the assumption of liabilities with a fair value of $1.9 billion. The cash paid at acquisition was funded from cash on hand. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payers and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists.

Results of Operations

Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(In millions)	2011	2010	Change	2011	2010	Change
Distribution Solutions
Direct distribution & services	$21,072	$18,984	11%	$41,899	$37,686	11%
Sales to customers’ warehouses	4,909	4,659	5	9,800	9,402	4

Total U.S. pharmaceutical distribution & services	25,981	23,643	10	51,699	47,088	10
Canada pharmaceutical distribution & services	2,537	2,351	8	5,266	4,911	7
Medical-Surgical distribution & services	873	770	13	1,604	1,456	10

Total Distribution Solutions	29,391	26,764	10	58,569	53,455	10
Technology Solutions
Services	643	604	6	1,273	1,199	6
Software & software systems	153	138	11	297	273	9
Hardware	29	28	4	57	57	—

Total Technology Solutions	825	770	7	1,627	1,529	6

Total Revenues	$30,216	$27,534	10	$60,196	$54,984	9

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Total revenues increased for the second quarter and first six months of 2012 compared to the same periods a year ago primarily due to market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues, and our acquisition of US Oncology.

Direct distribution and services revenues increased primarily due to market growth, which includes growing drug utilization and price increases, offset in part by price deflation associated with brand to generic drug conversions. Revenues also benefited from our acquisition of US Oncology. Sales to customers’ warehouses increased primarily due to a new customer.

Canadian pharmaceutical distribution and services revenues increased primarily due to a change in the foreign currency exchange rate of 6% during the second quarter and first six months of 2012. Excluding foreign currency exchange rate fluctuations, Canadian revenues increased 2% and 1% during the second quarter and first six months of 2012 primarily due to market growth and a small acquisition in the second quarter of 2011, partially offset by a government-imposed price reduction for generic pharmaceuticals in certain provinces.

Medical-Surgical distribution and services revenues increased primarily due to five additional sales days and market growth.

Technology Solutions revenues increased primarily due to increased revenues associated with the sale and installation of our software products, higher revenues for claims processing, small acquisitions in 2012 and an increase in maintenance revenues from new and existing customers. Partially offsetting the increase for the first six months of 2012 was a decrease in revenue associated with the sale of MAP in July 2010.

Gross Profit:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Gross Profit
Distribution Solutions (1)	$1,258	$1,090	15%		$2,389	$2,157	11%
Technology Solutions (2)	389	276	41		767	601	28

Total	$1,647	$1,366	21		$3,156	$2,758	14

Gross Profit Margin
Distribution Solutions	4.28%	4.07%	21	bp	4.08%	4.04%	4	bp
Technology Solutions	47.15	35.84	1,131		47.14	39.31	783
Total	5.45	4.96	49		5.24	5.02	22

(1)

Gross profit for the first six months of 2011 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction of cost of sales.

(2)	Gross profit for the second quarter and first six months of 2011 includes a $72 million asset impairment charge for capitalized software held for sale.

bp – basis points

Gross profit and gross profit margin increased for the second quarter and first six months of 2012 compared to the same periods a year ago. Increases in our gross profit and gross profit margin were attributable to increases in both of our operating segments.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Distribution Solutions segment’s gross profit margin increased primarily due to the acquisition of US Oncology and higher buy margin and generics income. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers. These increases were partially offset by a decline in sell margin. Additionally, the first six months of 2011 were favorably impacted by the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

Technology Solutions segment’s gross profit margin increased primarily due to a $72 million asset impairment charge related to our Horizon Enterprise Revenue ManagementTM (“HzERM”) software product in the second quarter of 2011, an increase in higher margin revenues and lower amortization expense primarily related to HzERM.

Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM software product and, as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge in the second quarter of 2011 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.

Operating Expenses and Other Income, Net:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Operating Expenses
Distribution Solutions (1)	$785	$598	31%		$1,446	$1,166	24%
Technology Solutions	281	263	7		560	525	7
Corporate	103	88	17		200	176	14

Total	$1,169	$949	23		$2,206	$1,867	18

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.67%	2.23%	44	bp	2.47%	2.18%	29	bp
Technology Solutions	34.06	34.16	(10)		34.42	34.34	8
Total	3.87	3.45	42		3.66	3.40	26
Other Income, Net
Distribution Solutions	$4	$(1)	NM		$9	$5	80%
Technology Solutions	—	1	(100)%		1	2	(50)
Corporate	2	3	(33)		4	5	(20)

Total	$6	$3	100		$14	$12	17

(1)	Operating expenses include AWP litigation charges of $118 million for the second quarter and first six months of 2012 and $24 million for the second quarter and first six months of 2011.

Operating expenses and operating expenses as a percentage of revenues increased in the second quarter and first six months of 2012 compared to the same periods a year ago. These increases were primarily due to a higher AWP litigation charge recorded in 2012, the addition of US Oncology and higher employee compensation and benefit costs. Operating expenses for 2012 and 2011 include AWP litigation charges of $118 million and $24 million.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

As previously reported, as of March 31, 2010, we had a reserve relating to our AWP public entity claims of $143 million. During the second quarter of 2011, we recorded an additional pre-tax charge of $24 million for the settlement with the State of Connecticut. During the third quarter of 2011, we recorded a pre-tax charge of $189 million following a review of the reserve, including consideration of the pace and progress of discussions relating to state and federal Medicaid claims. In 2011, we made a payment of $26 million from the reserve, and as of March 31, 2011, the reserve relating to our AWP litigation was $330 million.

During the second quarter of 2012, we recorded a pre-tax charge of $118 million following a review of our AWP reserve, including consideration of the Douglas County, Kansas Action settlement and the pace and progress of discussions relating to potentially resolving other public entity claims. In 2012, total cash payments from the reserve were $6 million, and as of September 30, 2011, the reserve relating to our AWP litigation was $442 million. Our AWP litigation reserve is included in other current liabilities in the condensed consolidated balance sheets. Pre-tax charges relating to changes in our AWP litigation reserve are recorded within our Distribution Solutions segment. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve. Additional information regarding our AWP litigation is included in Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements.

Acquisition-related expenses recorded within operating expenses were $8 million and $18 million for the second quarter and first six months of 2012 compared to nil in the same periods a year ago. These expenses were primarily incurred to integrate our US Oncology acquisition.

Acquisition-related expenses by segment and reconciliations to the totals were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2011	2010	2011	2010
Distribution Solutions	$8	$—	$16	$—
Technology Solutions	—	—	2	—

Total	$8	$—	$18	$—

Amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company (“acquisition-related amortization”) increased by $22 million to $50 million in the second quarter of 2012 and by $42 million to $98 million in the first six months of 2012 compared to the same periods a year ago. The increases were primarily due to our acquisition of US Oncology. Acquisition-related amortization by segment was as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2011	2010	2011	2010
Distribution Solutions
Cost of Sales	$1	$—	$1	$—
Operating Expenses	31	13	62	25

Total	32	13	63	25

Technology Solutions
Cost of Sales	5	4	10	8
Operating Expenses	13	11	25	23

Total	18	15	35	31

Total	$50	$28	$98	$56

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily reflecting a higher AWP litigation charge recorded in 2012, the addition of US Oncology and, to a lesser extent, higher employee compensation and benefit costs. Operating expenses include AWP litigation charges of $118 million for the second quarter and first six months of 2012 and $24 million for the second quarter and first six months of 2011.

Technology Solutions segment’s operating expenses increased primarily as a result of higher employee compensation and benefit costs, small acquisitions in 2012 and continued investment in our clinical and enterprise revenue management solutions products. In addition, operating expenses for the first six months of 2012 were impacted by an increase in the provision for bad debts. Operating expenses as a percentage of revenues approximated the same periods a year ago.

Corporate expenses increased primarily due to higher employee compensation and benefits costs and a charitable contribution, partially offset by an asset impairment charge for certain tangible property incurred in the second quarter of 2011.

Other income, net increased for the second quarter and first six months of 2012 primarily due to an increase in our equity in earnings of Nadro, S.A. de C.V. in our Distributions Solutions segment.

Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Segment Operating Profit (1)
Distribution Solutions (2)	$477	$491	(3)%		$952	$996	(4)%
Technology Solutions (3)	108	14	671		208	78	167

Subtotal	585	505	16		1,160	1,074	8
Corporate Expenses, Net	(101)	(85)	19		(196)	(171)	15
Interest Expense	(64)	(44)	45		(128)	(87)	47

Income from Continuing Operations Before Income Taxes	$420	$376	12		$836	$816	2

Segment Operating Profit Margin
Distribution Solutions	1.62%	1.83%	(21	)bp	1.63%	1.86%	(23	)bp
Technology Solutions	13.09	1.82	1,127		12.78	5.10	768

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.
(2)

Operating expenses include AWP litigation charges of $118 million for the second quarter and first six months of 2012 and $24 million for the second quarter and first six months of 2011. Operating profit for the first six months of 2011 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

(3)	Operating profit for the second quarter and first six months of 2011 includes a $72 million asset impairment charge for capitalized software held for sale.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Operating profit margin for our Distribution Solutions segment decreased for the second quarter and first six months of 2012 primarily due to higher operating expenses as a percentage of revenue, partially offset by a higher gross profit margin. The gross profit margin for 2011 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer. Operating expenses as a percentage of revenue for 2012 and 2011 were impacted by AWP litigation charges of $118 million and $24 million.

Operating profit margin for our Technology Solutions segment increased for the second quarter and first six months of 2012 primarily reflecting an increase in gross profit margin. The gross profit margin was impacted by a $72 million asset impairment charge incurred in the second quarter of 2011.

Corporate expenses, net increased for the second quarter and first six months of 2012 primarily due to higher employee compensation and benefits costs and a charitable contribution, partially offset by an asset impairment charge for certain tangible property incurred in the second quarter of 2011.

Interest Expense: Interest expense increased for the second quarter and first six months of 2012 primarily due to the $1.7 billion of long-term debt issued in February 2011 in connection with our acquisition of US Oncology.

Income Taxes: The Company’s reported income tax rates for the second quarters of 2012 and 2011 were 29.5% and 32.2% and for the first six months of 2012 and 2011 were 30.4% and 32.2%. Fluctuations in our reported income tax rates are primarily due to changes within our estimated business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates.

Discontinued Operation: In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, MAP, a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale, we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our condensed consolidated statement of operations in the second quarter of 2011. The historical financial operating results and net assets of MAP were not material to our consolidated financial statements for all periods presented.

Net Income: Net income was $296 million and $327 million for the second quarters of 2012 and 2011, or $1.18 and $1.25 per diluted common share. Net income was $582 million and $625 million for the first six months of 2012 and 2011, or $2.31 and $2.34 per diluted common share. Net income and diluted earnings per common share include a gain of $72 million, or $0.28 and $0.27 per diluted share, for the second quarter and first six months of 2011 related to our sale of MAP.

Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 250 million and 262 million for the quarters ended September 30, 2011 and 2010 and 252 million and 267 million for the six months ended September 30, 2011 and 2010. The decrease in the number of weighted average diluted common shares outstanding primarily reflects a decrease in the number of shares outstanding as a result of stock repurchases during the last twelve months.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Business Combinations

On December 30, 2010, we acquired all of the outstanding shares of US Oncology for approximately $2.1 billion, consisting of cash consideration of $0.2 billion, net of cash acquired, and the assumption of liabilities with a fair value of $1.9 billion. The cash paid at acquisition was funded from cash on hand. As an integrated oncology company, US Oncology is affiliated with community-based oncologists, and works with patients, hospitals, payers and the medical industry across all phases of the cancer research and delivery continuum. The acquisition of US Oncology expands our existing specialty pharmaceutical distribution business and adds practice management services for oncologists. During the second quarter of 2012, the fair value measurements of assets acquired and liabilities assumed of US Oncology as of the acquisition date were revised. The measurement period adjustments during the second quarter of 2012 did not have a significant impact on our consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. These amounts are subject to change within the measurement period as our fair value assessments are finalized. We expect to finalize our fair value assessments by the third quarter of 2012. Financial results for US Oncology have been included in the results of operations within our Distribution Solutions segment beginning in the fourth quarter of 2011.

During the last two years, we also completed a number of other smaller acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our condensed consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. Pro forma results of operations for our business acquisitions have not been presented because the effects were not material to the condensed consolidated financial statements on either an individual or an aggregate basis.

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

Operating activities provided cash of $1,395 million and $798 million during the first six months of 2012 and 2011. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Operating activities for 2012 and 2011 include non-cash charges of $118 million and $24 million for the AWP litigation and, for 2011, $72 million for an asset impairment of software held for sale.

Investing activities utilized cash of $349 million and $95 million during the first six months of 2012 and 2011 primarily reflecting cash paid for property acquisitions and capitalized software as well as $191 million and $34 million of cash paid for business acquisitions in 2012 and 2011. Investing activities for 2011 also includes $109 million of cash received from the sale of MAP.

Financing activities utilized cash of $685 million and $1,376 million during the first six months of 2012 and 2011. Financing activities for 2012 and 2011 include $672 million and $1,547 million in cash paid for stock repurchases.

In March 2011, we entered into an accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $275 million of the Company’s common stock. The program was funded with cash on hand. As of March 31, 2011, we had received 3.1 million shares representing the minimum number of shares due under the program. We received 0.4 million additional shares in May 2011 upon completion of this ASR program. The total number of shares repurchased under this ASR program was 3.5 million shares at an average price of $79.65 per share.

In April 2011, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock, bringing the total authorization outstanding to $1.5 billion. In May 2011, we entered into another ASR program with a third party financial institution to repurchase $650 million of the Company’s common stock. The program was funded with cash on hand. As of June 30, 2011, we received 6.7 million shares representing the minimum number of shares due under the program. We received 1.3 million additional shares in August 2011 upon completion of this ASR program. The total number of shares repurchased under this ASR program was 8.0 million shares at an average price of $81.50 per share. As of September 30, 2011, $850 million remained authorized for future common stock repurchases under the April 2011 authorization.

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

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Selected Measures of Liquidity and Capital Resources

	September 30,	September 30,
(Dollars in millions)	September 30, 2011	March 31, 2011
Cash and cash equivalents	$3,943	$3,612
Working capital	3,417	3,631
Debt, net of cash and cash equivalents	49	392
Debt to capital ratio (1)	35.9%	35.7%
Net debt to net capital employed (2)	0.7%	5.1%
Return on stockholders’ equity (3)	16.5%	16.9%

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.
(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).
(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.

Cash equivalents are invested in AAA rated prime money market funds denominated in US dollars, AAA rated prime money market fund denominated in British pound sterling, and Canadian government securities.

A majority of the remaining cash and cash equivalents is deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by investing in government securities, monitoring risk profiles and investment strategies of money market funds and depositing funds with reputable financial institutions.

Our cash and equivalents balance as of September 30, 2011 included approximately $2.0 billion of cash held by our subsidiaries outside of the United States. Our intent is to utilize this cash in our foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.

Working capital primarily includes cash and cash equivalents, receivables, inventories and other current assets net of drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements. Consolidated working capital decreased primarily due to an increase in drafts and accounts payable.

Our ratio of net debt to net capital employed decreased in 2012 primarily due to higher cash and cash equivalents balances.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Credit Resources

We fund our working capital requirements primarily with cash and cash equivalents, our accounts receivable sales facility, short-term borrowings under the revolving credit facility and commercial paper.

Accounts Receivable Sales Facility

In May 2011, we renewed our existing accounts receivable sales facility for a one year period under terms substantially similar to those previously in place. The committed balance of this facility is $1.35 billion, although from time-to-time, the available amount of this facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed accounts receivable sales facility will expire in May 2012.

At September 30, 2011 and March 31, 2011, there were no securitized accounts receivable balances or secured borrowings outstanding under this facility. Additionally, there were no sales of interests to third-party purchaser groups in the quarters and six months ended September 30, 2011 and 2010.

Revolving Credit Facility

In September 2011, we renewed our existing syndicated $1.3 billion five-year senior unsecured revolving credit facility, which was scheduled to mature in June 2012. This new credit facility has terms and conditions substantially similar to those previously in place and matures in September 2016. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2012 and 2011. As of September 30, 2011 and March 31, 2011, there were no borrowings outstanding under this facility.

Debt Covenants

Our various borrowing facilities, including our accounts receivable sales facility and our long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, and under our accounts receivable sales facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated and the availability under the Facility could be reduced. As of September 30, 2011, this ratio was 35.9% and we were in compliance with our other financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.

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

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

•	material adverse resolution of pending legal proceedings;

•	changes in the U.S. healthcare industry and regulatory environment;

•	changes in the Canadian healthcare industry and regulatory environment;

•	competition;

•	substantial defaults in payments or a material reduction in purchases by, or the loss of, a large customer or group purchasing organization;

•	the loss of government contracts as a result of compliance or funding challenges;

•	public health issues in the United States or abroad;

•	implementation delay, malfunction or failure of internal information systems;

•	the adequacy of insurance to cover property loss or liability claims;

•

the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

•	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;

•	system errors or failure of our technology products and solutions to conform to specifications;

•	disaster or other event causing interruption of customer access to the data residing in our service centers;

•	the delay or extension of our sales or implementation cycles for external software products;

•	changes in circumstances that could impair our goodwill or intangible assets;

•	foreign currency fluctuations or disruptions to our foreign operations;

•	new or revised tax legislation or challenges to our tax positions;

•	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers; and

•	changes in accounting principles generally accepted in the United States of America.

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

McKESSON CORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on the Company’s share repurchases during the second quarter of 2012.

	Total Number of		Total Number of	Total Number of	Total Number of
	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2011 – July 31, 2011	—		$—	—	$850
August 1, 2011 – August 31, 2011	1	(2)	81.50	1	850
September 1, 2011 – September 30, 2011	—		—	—	850

Total	1		81.50	1	850

(1)

This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)

In May 2011, we entered into an accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $650 million of the Company’s common stock. The program was funded with cash on hand. As of June 30, 2011, we had received 6.7 million shares representing the minimum number of shares due under the program. We received 1.3 million additional shares in August 2011 upon completion of this ASR program. The total number of shares repurchased under this ASR program was 8.0 million shares at an average price of $81.50 per share.

Item 3.	Defaults Upon Senior Securities.

None

McKESSON CORPORATION

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6. Exhibits.

Exhibits indentified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011; (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2011, File No. 1-13252).

3.2	Amended and Restated By-Laws of the Company, as amended July 27, 2011; (Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2011, File No. 1-13252).

10.1	Credit Agreement, dated as of September 23, 2011, among the Company and McKesson Canada Corporation, collectively, the Borrowers, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. (acting through its Canada branch), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Wells Fargo Bank, National Association as L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., The Bank of Nova Scotia and U.S. Bank National Association as Co-Documentation Agents, and The Other Lenders Party Thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Sole Lead Arranger and Sole Book Manager.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Dated: October 25, 2011	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

Dated: October 25, 2011	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller