Form 10-Q
period 2011-12-31
MCKESSON CORP
filed 2012-01-30
CIK 927653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2011
Common stock, $0.01 par value	246,104,738 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenues	$30,839	$28,247	$91,035	$83,231
Cost of Sales	29,273	26,786	86,313	79,012

Gross Profit	1,566	1,461	4,722	4,219
Operating Expenses	1,047	965	3,135	2,808
Litigation Charges	27	189	145	213

Total Operating Expenses	1,074	1,154	3,280	3,021

Operating Income	492	307	1,442	1,198
Other Income (Expense), Net	(2)	7	12	19
Interest Expense	(64)	(53)	(192)	(140)

Income from Continuing Operations Before Income Taxes	426	261	1,262	1,077
Income Tax Expense	(126)	(106)	(380)	(369)

Income from Continuing Operations	300	155	882	708
Discontinued Operation – gain on sale, net of tax	—	—	—	72

Net Income	$300	$155	$882	$780

Earnings Per Common Share
Diluted
Continuing operations	$1.20	$0.60	$3.51	$2.69
Discontinued operation – gain on sale	—	—	—	0.27

Total	$1.20	$0.60	$3.51	$2.96

Basic
Continuing operations	$1.22	$0.61	$3.57	$2.73
Discontinued operation – gain on sale	—	—	—	0.28

Total	$1.22	$0.61	$3.57	$3.01

Dividends Declared Per Common Share	$0.20	$0.18	$0.60	$0.54

Weighted Average Common Shares
Diluted	251	258	252	264
Basic	246	254	247	259

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$4,191	$3,612
Receivables, net	9,673	9,187
Inventories, net	10,376	9,225
Prepaid expenses and other	329	333

Total Current Assets	24,569	22,357
Property, Plant and Equipment, Net	1,015	991
Goodwill	4,497	4,364
Intangible Assets, Net	1,341	1,456
Other Assets	1,735	1,718

Total Assets	$33,157	$30,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$15,677	$14,090
Deferred revenue	1,471	1,321
Deferred tax liabilities	1,038	1,037
Current portion of long-term debt	409	417
Other accrued liabilities	2,120	1,861

Total Current Liabilities	20,715	18,726

Long-Term Debt	3,578	3,587
Other Noncurrent Liabilities	1,408	1,353

Commitments and Contingent Liabilities (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2011 and March 31, 2011, 372 and 369 shares issued at December 31, 2011 and March 31, 2011	4	4
Additional Paid-in Capital	5,641	5,339
Retained Earnings	8,981	8,250
Accumulated Other Comprehensive Income	2	87
Other	6	10
Treasury Shares, at Cost, 126 and 117 at December 31, 2011 and March 31, 2011	(7,178)	(6,470)

Total Stockholders’ Equity	7,456	7,220

Total Liabilities and Stockholders’ Equity	$33,157	$30,886

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Operating Activities
Net income	$882	$780
Discontinued operation – gain on sale, net of tax	—	(72)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	408	352
Asset impairment charge – capitalized software held for sale	—	72
Share-based compensation expense	113	99
Other non-cash items	102	58
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(575)	(198)
Inventories	(1,200)	22
Drafts and accounts payable	1,636	52
Deferred revenue	122	82
Litigation charges	145	213
Litigation settlement payments	(26)	(26)
Deferred tax benefit on litigation charges	(42)	(56)
Other	151	(40)

Net cash provided by operating activities	1,716	1,338

Investing Activities
Property acquisitions	(170)	(157)
Capitalized software expenditures	(137)	(111)
Acquisitions, less cash and cash equivalents acquired	(204)	(292)
Proceeds from sale of business	—	109
Other	81	(15)

Net cash used in investing activities	(430)	(466)

Financing Activities
Repayments of debt	(23)	—
Common stock repurchases, including shares surrendered for tax withholding	(672)	(1,548)
Common stock issuances	122	238
Dividends paid	(146)	(126)
Other	22	40

Net cash used in financing activities	(697)	(1,396)

Effect of exchange rate changes on cash and cash equivalents	(10)	6

Net increase (decrease) in cash and cash equivalents	579	(518)
Cash and cash equivalents at beginning of period	3,612	3,731

Cash and cash equivalents at end of period	$4,191	$3,213

Non-cash item:
Fair value of debt assumed on acquisition	$—	$(1,910)

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

The condensed consolidated balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

The results of operations for the quarter and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 previously filed with the SEC on May 5, 2011 (“2011 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to fair value measurements and disclosure requirements. The amended guidance clarifies the application of existing fair value measurement requirements. The amended guidance is effective for us on a prospective basis commencing in the fourth quarter of 2012. We do not expect the adoption of the amended guidance to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued amended guidance related to the presentation of other comprehensive income requiring that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income as determined under current accounting guidance. In December 2011, the FASB issued an amendment to this guidance to defer the requirement to present reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2013. We do not expect the adoption of the amended guidance to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for us commencing in the first quarter of 2013. Earlier adoption is permitted. We are in the process of adopting this amended guidance in 2012 and do not expect it to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amended accounting guidance related to an employer’s participation in a multiemployer pension and other postretirement benefit plans to require that employers provide additional quantitative and qualitative disclosures for these types of plans. The amended guidance is effective for us on a retrospective basis commencing in the fourth quarter of 2012. Earlier adoption is permitted. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In December 2011, the FASB issued disclosure guidance related to the offsetting of assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements for recognized financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

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

During the third quarter of 2012, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were completed. The following table summarizes the final amounts of the fair values recognized for the assets acquired and liabilities assumed as of the acquisition date, as well as measurement period adjustments made in the first nine months of 2012 to the amounts initially recorded in 2011. The measurement period adjustments during the first nine months of 2012 did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period, and, therefore, we have not retrospectively adjusted our financial statements.

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Final)
Current assets, net of cash acquired	$662	$(13)	$649
Goodwill	808	20	828
Intangible assets	1,007	(14)	993
Other long-term assets	354	(6)	348
Current liabilities	(489)	(1)	(490)
Current portion of long-term debt	(1,735)	—	(1,735)
Other long-term liabilities	(338)	16	(322)
Other stockholders’ equity	(25)	(2)	(27)

Net assets acquired, less cash and cash equivalents	$244	$—	$244

(1)	As previously reported in our Form 10-K for the year ended March 31, 2011.

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

Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. The pro forma results of operations for our business acquisitions and the results of operations for these acquisitions since the acquisition date have not been presented because the effects were not material to the condensed consolidated financial statements on either an individual or an aggregate basis.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

3. Product Alignment and Asset Impairment Charges

During the third quarter of 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within our Technology Solutions segment. As part of this alignment strategy, we will be converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon’s Microsoft®–based platform over time. Additionally, we have stopped development of our Horizon Enterprise Revenue Management™ (“HzERM”) software product. The plan resulted in a pre-tax charge of $42 million for the quarter, of which $26 million was recorded to cost of sales and $16 million was recorded to operating expenses within our Technology Solutions segment. The pre-tax charge includes $22 million of non-cash asset impairment charges, primarily for the write-off of prepaid licenses and commissions and capitalized internal use software, $6 million for severance, $6 million for customer allowances and $8 million for other charges.

Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. At the end of the second quarter of 2010, our HzERM software product became generally available. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM software product and as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge in the second quarter of 2011 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.

4. Discontinued Operation

In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale, we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our consolidated statement of operations in the second quarter of 2011. The historical financial operating results and net assets of MAP were not material to our condensed consolidated financial statements for all periods presented.

5. Income Taxes

As of December 31, 2011, we had $657 million of unrecognized tax benefits, of which $437 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $164 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

In November 2011, the U.S. Internal Revenue Service (“IRS”) began its examination of 2007 through 2009.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

We have received tax assessments of $98 million from the IRS relating to 2003 through 2006. We disagree with a substantial portion of the tax assessments primarily relating to transfer pricing. We are pursuing administrative relief through the appeals process. We have received assessments from the Canada Revenue Agency (“CRA”) for a total of $169 million related to transfer pricing for 2003 through 2007. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007. The trial between McKesson Canada Corporation and the CRA, argued in the Tax Court of Canada, concluded testimony in December 2011 and closing arguments will be completed in early February 2012. We continue to believe in the technical merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in an increase or decrease to income tax expense.

In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all remaining income tax uncertainties.

We report interest and penalties on tax deficiencies as income tax expense. At December 31, 2011, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $146 million. We recognized an income tax expense of $4 million and $10 million, before any tax benefit, related to interest in our condensed consolidated statements of operations during the third quarter and first nine months ended December 31, 2011. We have no material amounts accrued for penalties.

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

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2011	2010	2011	2010
Income from continuing operations	$300	$155	$882	$708
Discontinued operation – gain on sale, net of tax	—	—	—	72

Net income	$300	$155	$882	$780

Weighted average common shares outstanding:
Basic	246	254	247	259
Effect of dilutive securities:
Options to purchase common stock	2	2	2	3
Restricted stock units	3	2	3	2

Diluted	251	258	252	264

Earnings Per Common Share: (1)
Basic
Continuing operations	$1.22	$0.61	$3.57	$2.73
Discontinued operation – gain on sale	—	—	—	0.28

Total	$1.22	$0.61	$3.57	$3.01

Diluted
Continuing operations	$1.20	$0.60	$3.51	$2.69
Discontinued operation – gain on sale	—	—	—	0.27

Total	$1.20	$0.60	$3.51	$2.96

(1)	Certain computations may reflect rounding adjustments.

Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately 1 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended December 31, 2011 and 2010 and 4 million and 6 million for the nine months ended December 31, 2011 and 2010, as they were anti-dilutive.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

7. Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2011	$2,662	$1,702	$4,364
Goodwill acquired, net of purchase price adjustments	21	135	156
Foreign currency translation adjustments	(4)	(19)	(23)

Balance, December 31, 2011	$2,679	$1,818	$4,497

Information regarding intangible assets is as follows:

	December 31, 2011				March 31, 2011
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	7	$1,074	$(526)	$548	$1,057	$(444)	$613
Service agreements	17	701	(46)	655	723	(11)	712
Trademarks and trade names	13	77	(36)	41	76	(31)	45
Technology	4	234	(185)	49	204	(170)	34
Other	8	76	(28)	48	76	(24)	52

Total		$2,162	$(821)	$1,341	$2,136	$(680)	$1,456

Amortization expense of intangible assets was $49 million and $147 million for the quarter and nine months ended December 31, 2011 and $28 million and $84 million for the quarter and nine months ended December 31, 2010. Estimated annual amortization expense of these assets is as follows: $194 million, $178 million, $164 million, $144 million and $120 million for 2012 through 2016 and $688 million thereafter. All intangible assets were subject to amortization as of December 31, 2011 and March 31, 2011.

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

At December 31, 2011 and March 31, 2011, there were no securitized accounts receivable balances or secured borrowings outstanding under this facility. Additionally, there were no sales of interests to third-party purchaser groups in the quarters and nine months ended December 31, 2011 and 2010.

This facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use this facility may be suspended and repayment of any outstanding balances under this facility may be required. At December 31, 2011 and March 31, 2011, we were in compliance with all covenants.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

Revolving Credit Facility

In September 2011, we renewed our existing syndicated $1.3 billion five-year senior unsecured revolving credit facility, which was scheduled to mature in June 2012. This new credit facility has terms and conditions substantially similar to those previously in place and matures in September 2016. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first nine months of 2012 and 2011. As of December 31, 2011 and March 31, 2011, there were no borrowings outstanding under this facility.

9. Pension and Other Postretirement Benefit Plans

Net periodic expense for the Company’s defined pension and other postretirement benefit plans was $10 million and $31 million for the quarter and nine months ended December 31, 2011 and $11 million and $29 million for the quarter and nine months ended December 31, 2010. Cash contributions to these plans were $18 million and $15 million for the first nine months of 2012 and 2011.

10. Financial Instruments

At December 31, 2011 and March 31, 2011, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at December 31, 2011 and March 31, 2011 were money market fund investments of $2.5 billion and $1.7 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

The carrying amounts and estimated fair values of our long-term debt and other financing were $4.0 billion and $4.6 billion at December 31, 2011 and $4.0 billion and $4.3 billion at March 31, 2011. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.

11. Financial Guarantees and Warranties

Financial Guarantees

We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event that our customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other conditions, inventories must be in resalable condition and any repurchases would be at a discount. Inventory repurchase agreements mostly range from one to two years. Our customer debt guarantees are primarily provided to facilitate financing for certain customers and are generally secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At December 31, 2011, the maximum amounts of inventory repurchase guarantees and other customer guarantees were $121 million and $52 million, none of which had been accrued.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

In addition, at December 31, 2011, our banks and insurance companies have issued $87 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.

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

Significant developments in previously reported proceedings and in other litigation and claims since the filing of our 2011 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2011 and September 30, 2011, are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.

A. Average Wholesale Price Litigation

In the previously reported coordinated public payer Average Wholesale Price (“AWP”) actions, collectively In re McKesson Governmental Entities Average Wholesale Price Litigation, filed against the Company in the United States District Court for Massachusetts and relating to alleged misstatements and manipulations of a benchmark for drug reimbursement known as AWP, on November 8, 2011, the court granted preliminary approval of the previously reported class action settlement in Board of County Commissioners of Douglas County, Kansas et al. v. McKesson Corporation, (No. 1:08-CV-11349-PBS) (“Douglas County, Kansas Action”), and set April 17, 2012, as the hearing date for final approval of the settlement.

As previously reported, the Company has engaged in ongoing settlement discussions to resolve potential and pending federal and state Medicaid program claims relating to AWP. The Company has now reached an agreement in principle with the Department of Justice to resolve the federal share of Medicaid claims related to AWP for payment by the Company of approximately $187 million. This agreement is subject to execution of a written settlement agreement acceptable to all parties. The Company also has reached an agreement in principle with a coalition of State Attorneys General to resolve state Medicaid claims relating to AWP for payment by the Company of up to approximately $173 million. This amount shall be reduced by the total amount allocated to any state that declines to subscribe to the settlement. This agreement is subject to execution of written settlement agreements acceptable to the Company and each participating state. Although the Company believes that there will be substantial participation by the states, the final level of participation is not yet known. The Company will continue to defend vigorously any action pursued by a non-settling state. With the adjustments referenced below, the Company has fully reserved for the financial effect of these agreements in principle.

On August 25, 2011, as previously reported, the Company filed a motion to dismiss the Second Amended Complaint in the previously reported action filed in Mississippi state court by the State of Mississippi against the Company, State of Mississippi v. McKesson Corporation, et al., (No. 251-10-862CIV). The court has still not ruled on the Company’s motion. On November 30, 2011, the court entered a scheduling order setting November 26, 2012, as the trial date.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

On November 11, 2011, an action was filed in the United States District Court for the Northern District of California by the State of Oregon against the Company as the sole defendant based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation, asserting violations of the federal and Oregon Racketeer Influenced and Corrupt Organizations Acts, and for unjust enrichment, civil conspiracy, tortious interference with contract, and fraud, seeking damages, treble damages, punitive damages, a constructive trust, as well as interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Oregon v. McKesson Corporation, No. C11-05384-SI. The Company filed an answer to the complaint on January 9, 2012.

On November 29, 2011, the court denied the Company’s motion to dismiss in the previously reported action filed in Michigan state court by the State of Michigan against the Company, First DataBank, Inc., and the Hearst Corporation, Bill Schuette ex rel. State of Michigan v. McKesson Corporation, et al., (11-629-CZ). No trial date has been set.

On December 6, 2011, the Company entered into a settlement agreement with the State of Oklahoma with respect to the claims it asserted against the Company on behalf of the Oklahoma State and Education Employees Group Insurance Board (“OSEEGIB”) in the Douglas County, Kansas Action. Pursuant to the settlement, on December 14, 2011, the parties filed a stipulation of dismissal with prejudice as to the claims Oklahoma asserted on behalf of OSEEGIB.

On December 14, 2011, the court entered a judgment denying the Company’s motion to dismiss in the previously reported action filed in Louisiana state court by the State of Louisiana against the Company, State of Louisiana v. McKesson Corporation, (No. C597634 Sec. 23). On December 19, 2011, the Company filed an application for a supervisory writ with the Louisiana Court of Appeals challenging the trial court’s ruling that the State of Louisiana is the proper party to assert damages claims on behalf of Louisiana’s Medicaid program. No trial date has been set.

On December 15, 2011, the Company entered into a settlement agreement with the San Francisco Health Plan and the City Attorney of San Francisco in San Francisco Health Plan v. McKesson Corporation (No. 1:08-CV-10843-PBS) (“San Francisco Action”). Pursuant to the settlement, on December 21, 2011, the court entered a stipulated judgment and order, dismissing with prejudice the claims asserted on behalf of the San Francisco Health Plan and the People of the State of California, and dismissing without prejudice the causes of action asserted on behalf of the State of California under the California False Claims Act.

On January 5, 2012, the Company, Oakland County, Michigan, and the City of Sterling Heights, Michigan, filed a stipulated order of dismissal, which is contingent on the court granting final approval of the settlement in the Douglas County, Kansas Action, in the previously reported action filed in the United States District Court for Massachusetts by these Michigan public entities against the Company, Oakland County, Michigan et al. v. McKesson Corporation, (No. 1:09-CV-10843-PBS). On January 12, 2012, the court entered the parties’ stipulated order of dismissal.

On January 13, 2012, the court conducted a hearing on the Company’s motion to dismiss in the previously reported action filed in Indiana state court by the State of Indiana against the Company and First DataBank, Inc., State of Indiana v. McKesson Corp. et al., (No. 49D11-1106-PL-021595). The motion has not been ruled upon, and no trial date has been set.

As previously reported, as of March 31, 2010, the Company had a reserve relating to its AWP public entity claims of $143 million. During the second quarter of 2011, the Company recorded an additional pre-tax charge of $24 million for the settlement with the State of Connecticut. During the third quarter of 2011, the Company recorded an additional pre-tax charge of $189 million following a review of the reserve, including consideration of the pace and progress of discussions relating to state and federal Medicaid claims. In 2011, the Company made a payment of $26 million from the reserve, and as of March 31, 2011, the reserve relating to the Company’s AWP litigation was $330 million.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

During the second and third quarters of 2012, the Company recorded pre-tax charges of $118 million and $27 million following a review of its AWP reserve, including consideration of the Douglas County, Kansas Action settlement and the pace and progress of discussions relating to potentially resolving other public entity claims. In 2012, the Company made payments of $26 million from the reserve, and as of December 31, 2011, the reserve relating to the Company’s AWP litigation was $449 million. The Company’s AWP litigation reserve is included in other current liabilities in the condensed consolidated balance sheets. Pre-tax charges relating to changes in the Company’s AWP litigation reserve are recorded within its Distribution Solutions segment. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.

B. Other Litigations

As previously reported, the Company’s subsidiary, McKesson Medical-Surgical Inc. (“MMS”), has been named as a defendant in multiple cases pending in Nevada state court alleging that plaintiffs contracted Hepatitis C after being administered the drug Propofol during medical procedures conducted by third parties. The previously reported Propofol trial scheduled to commence on December 6, 2011, has been stayed pending a possible settlement involving no contribution from MMS, and the next related trial in which MMS is a named defendant is presently scheduled to commence in February 2012.

As previously reported, on October 3, 2008, the United States filed a complaint in intervention in a pending qui tam action in the United States District Court for the Northern District of Mississippi, naming as defendants, among others, the Company and its former indirect subsidiary, McKesson Medical-Surgical MediNet Inc. (“MediNet”), now merged into and doing business as McKesson Medical-Surgical MediMart Inc. (collectively “the McKesson Defendants”), United States ex rel. Jamison v. McKesson Corporation, et al., (Civil Action No. 2:08-CV-00214-SA). The United States (“USA”) alleges violations of the federal False Claims Act, 31 U.S.C. Sections 3729-33, in connection with billing and supply services rendered by MediNet to the long-term care facility operator co-defendants under two contracts awarded to MediNet in calendar years 2003 and 2006. On March 25, 2010, the trial court, on defendants’ motion, dismissed the relator and his complaint, which ruling was later affirmed on appeal by the United States Court of Appeals for the Fifth Circuit. On March 28, 2011, the trial court, on further motion of the Company and its co-defendants, dismissed all causes of action, including purported False Claims Act violations, which were based on an alleged failure to comply with Medicare Supplier Standards. The balance of the USA’s allegations center on whether fees charged by MediNet to the customer for certain services were so low that they should be viewed as an illegal inducement of other business, in violation of the federal Anti-Kickback Statute, 42 U.S.C. Sections 1320a-7b(b), and whether all claims submitted to Medicare were, as a result, false claims. In September of 2011, the Company and MediNet moved for summary judgment on the USA’s remaining causes of action on multiple grounds, and the parties are awaiting the trial court’s rulings. In the event the USA’s claims are not all dismissed by the trial court in its summary judgment rulings, a non-jury trial is scheduled to commence on February 21, 2012. In its most recent filings, the USA has stated that it intends to seek damages, which after trebling as allowed by the False Claims Act, total $82 million, and will additionally seek between $407 million to $814 million in fines and penalties. The McKesson Defendants strongly dispute any liability, disagree with those claims for damages, fines and penalties and, based on experience, believe that such claimed damages amounts are not meaningful indicators of potential liability.

As previously reported, prior to its acquisition by the Company, US Oncology was informed that the United States Federal Trade Commission (“FTC”) and the Attorney General for the State of Texas (“Texas AG”) had opened investigations to determine whether the acquisition of certain physicians by an Austin, Texas based oncology practice with which US Oncology conducts business violated federal or state antitrust laws. US Oncology has reached an agreement with the Texas AG fully resolving its inquiry, and the FTC has informed US Oncology that it has closed its file regarding the matter.

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

In April 2011, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock, bringing the total authorization outstanding to $1.5 billion. In May 2011, we entered into another ASR program with a third party financial institution to repurchase $650 million of the Company’s common stock. The program was funded with cash on hand. As of June 30, 2011, we had received 6.7 million shares representing the minimum number of shares due under the program. We received 1.3 million additional shares in August 2011 upon completion of this ASR program. The total number of shares repurchased under this ASR program was 8.0 million shares at an average price of $81.50 per share. As of December 31, 2011, $850 million remained authorized for future common stock repurchases under the April 2011 authorization.

In January 2012, the Board of Directors authorized the repurchase of up to an additional $650 million of the Company’s common stock, bringing the total authorization outstanding to $1.5 billion.

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

Comprehensive Income

Comprehensive income is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2011	2010	2011	2010
Net income	$300	$155	$882	$780
Translation adjustments and other	23	53	(85)	45

Comprehensive income	$323	$208	$797	$825

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

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2011	2010	2011	2010
Revenues
Distribution Solutions (1)
Direct distribution & services	$21,585	$19,408	$63,484	$57,094
Sales to customers’ warehouses	5,198	4,731	14,998	14,133

Total U.S. pharmaceutical distribution & services	26,783	24,139	78,482	71,227
Canada pharmaceutical distribution & services	2,473	2,574	7,739	7,485
Medical-Surgical distribution & services	760	744	2,364	2,200

Total Distribution Solutions	30,016	27,457	88,585	80,912

Technology Solutions
Services (2)	643	629	1,916	1,828
Software & software systems	152	135	449	408
Hardware	28	26	85	83

Total Technology Solutions	823	790	2,450	2,319

Total	$30,839	$28,247	$91,035	$83,231

Operating profit
Distribution Solutions (3)	$510	$289	$1,462	$1,285
Technology Solutions (2) (4) (5)	69	106	277	184

Total	579	395	1,739	1,469
Corporate	(89)	(81)	(285)	(252)
Interest Expense	(64)	(53)	(192)	(140)

Income from Continuing Operations Before Income Taxes	$426	$261	$1,262	$1,077

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues for the quarters and nine months ended December 31, 2011 and 2010.
(2)

Revenues and operating profit for the quarter and nine months ended December 31, 2010 include the recognition of $23 million of revenue for a disease management contract for which the related expenses were previously recognized as incurred.

(3)

Operating profit includes AWP litigation charges of $27 million and $145 million for the quarter and nine months ended December 31, 2011 and $189 million and $213 million for the quarter and nine months ended December 31, 2010, which were recorded in operating expenses. Operating profit for the nine months ended December 31, 2010 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales.

(4)

Operating profit for the quarter and nine months ended December 31, 2011 includes charges of $42 million for a product alignment plan, of which $26 million and $16 million were recorded in cost of sales and operating expenses.

(5)	Operating profit for the nine months ended December 31, 2010 includes a $72 million asset impairment charge for capitalized software held for sale, which was recorded in cost of sales.

McKESSON CORPORATION

FINANCIAL NOTES (CONCLUDED)

(UNAUDITED)

15. Subsequent Event

On January 30, 2012, we announced an agreement to acquire substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc., and Medicine Shoppe Canada Inc., the franchise business of the Katz Group Canada Inc. The purchase price is approximately CAD $920 million, which we expect to fund from available cash. The acquisition is subject to customary closing conditions including all necessary Canadian regulatory clearances. After the closing, the banner and franchise operations will be included in the results of our Canadian pharmaceuticals distribution and services business, which is part of our Distribution Solutions segment.

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

Financial Overview

	Quarter Ended December 31,			Nine Months Ended December 31,
(In millions, except per share amounts)	2011	2010	Change	2011	2010	Change
Revenues	$30,839	$28,247	9%	$91,035	$83,231	9%

Litigation Charges	$27	$189	(86)%	$145	$213	(32)%

Income from Continuing Operations Before Income Taxes	$426	$261	63%	$1,262	$1,077	17%
Income Tax Expense	(126)	(106)	19	(380)	(369)	3

Income from Continuing Operations	300	155	94	882	708	25
Discontinued Operation – gain on sale, net of tax	—	—	—	—	72	NM

Net Income	$300	$155	94	$882	$780	13

Diluted Earnings Per Common Share
Continuing Operations	$1.20	$0.60	100%	$3.51	$2.69	30%
Discontinued Operation – gain on sale	—	—	—	—	0.27	NM

Total	$1.20	$0.60	100	$3.51	$2.96	19

Weighted Average Diluted Common Shares	251	258	(3)%	252	264	(5)%

NM – not meaningful

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Revenues for the third quarter of 2012 increased 9% to $30.8 billion and for the first nine months of 2012 increased 9% to $91.0 billion compared to the same periods a year ago. The increases in revenues primarily reflect market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues. Additionally, revenues for 2012 benefited from our December 30, 2010 acquisition of US Oncology Holdings, Inc. (“US Oncology”).

Income from continuing operations for the third quarter of 2012 increased 94% to $300 million and for the first nine months of 2012 increased 25% to $882 million compared to the same periods a year ago.

Income from continuing operations included the following items:

2012:

-	pre-tax Average Wholesale Price (“AWP”) litigation charges of $27 million and $145 million for the third quarter and first nine months, and

-	product alignment charges of $42 million for both the third quarter and first nine months,

2011:

-	pre-tax AWP litigation charges of $189 million and $213 million for the third quarter and first nine months,

-	an asset impairment charge for the write-off of capitalized software held for sale of $72 million for the first nine months,

-	receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer for the first nine months, and

-	recognition of $23 million of revenue for the third quarter and first nine months for a disease management contract for which the related expenses were previously recognized as incurred.

In addition to the items noted above, income from continuing operations benefited from growth in both of our segments and the addition of US Oncology.

Net income for the third quarter of 2012 increased 94% to $300 million and for the first nine months of 2012 increased 13% to $882 million compared to the same periods a year ago. Net income for the first nine months of 2011 includes a $72 million after-tax gain on the sale of a wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), in July 2010.

Diluted earnings per common share from continuing operations for the third quarter of 2012 increased 100% to $1.20, and for the first nine months of 2012 increased 30% to $3.51 compared to the same periods a year ago. Diluted earnings per common share for the third quarter of 2012 increased 100% to $1.20 and for the first nine months of 2012 increased 19% to $3.51 compared to the same periods a year ago. Diluted earnings per common share for the first nine months of 2011 includes $0.27 from the gain on the sale of MAP. Additionally, diluted earnings per common share for 2012 benefited from the repurchase of our common stock during the last twelve months.

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

Results of Operations

Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(In millions)	2011	2010	Change	2011	2010	Change
Distribution Solutions
Direct distribution & services	$21,585	$19,408	11%	$63,484	$57,094	11%
Sales to customers’ warehouses	5,198	4,731	10	14,998	14,133	6

Total U.S. pharmaceutical distribution & services	26,783	24,139	11	78,482	71,227	10
Canada pharmaceutical distribution & services	2,473	2,574	(4)	7,739	7,485	3
Medical-Surgical distribution & services	760	744	2	2,364	2,200	7

Total Distribution Solutions	30,016	27,457	9	88,585	80,912	9

Technology Solutions
Services (1)	643	629	2	1,916	1,828	5
Software & software systems	152	135	13	449	408	10
Hardware	28	26	8	85	83	2

Total Technology Solutions	823	790	4	2,450	2,319	6

Total Revenues	$30,839	$28,247	9	$91,035	$83,231	9

(1)

Revenues for the third quarter and first nine months of 2011 include the recognition of $23 million of revenue for a disease management contract for which the related expenses were previously recognized as incurred.

Total revenues increased for the third quarter and first nine months of 2012 compared to the same periods a year ago primarily due to market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues, and our acquisition of US Oncology.

Direct distribution and services revenues increased primarily due to market growth, which includes growing drug utilization and price increases, partially offset by price deflation associated with brand to generic drug conversions. Revenues also benefited from our acquisition of US Oncology. Sales to customers’ warehouses increased primarily due to a new customer.

Canadian pharmaceutical distribution and services revenues decreased during the third quarter of 2012 and increased during the first nine months of 2012. Excluding an unfavorable foreign currency exchange rate fluctuation of 1% during the third quarter of 2012, revenues decreased 3% primarily due to a government-imposed price reduction for generic pharmaceuticals in certain provinces and one less sales day, partially offset by market growth. Excluding a favorable foreign currency exchange rate fluctuation of 3% during the first nine months of 2012, revenues were flat primarily due to a government-imposed price reduction for generic pharmaceuticals in certain provinces being fully offset by increases associated with market growth and a small acquisition in the second quarter of 2011.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Medical-Surgical distribution and services revenues increased primarily due to market growth and, for the first nine months of 2012, five additional sales days.

Technology Solutions revenues increased primarily due to increased revenues associated with the sale and installation of our software products, small acquisitions in the first nine months of 2012, an increase in maintenance revenues from new and existing customers and higher revenues for claims processing. Partially offsetting the increase in 2012 is the recognition of $23 million of revenue for a disease management contract in 2011 and, for the first nine months of 2012, a decrease in revenue associated with the sale of MAP in July 2010.

Gross Profit:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Gross Profit
Distribution Solutions (1)	$1,201	$1,082	11%		$3,590	$3,239	11%
Technology Solutions (2) (3)	365	379	(4)		1,132	980	16

Total	$1,566	$1,461	7		$4,722	$4,219	12

Gross Profit Margin
Distribution Solutions	4.00%	3.94%	6	bp	4.05%	4.00%	5	bp
Technology Solutions	44.35	47.97	(362)		46.20	42.26	394
Total	5.08	5.17	(9)		5.19	5.07	12

(1)

Gross profit for the first nine months of 2011 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction of cost of sales.

(2)	Gross profit for the third quarter and first nine months of 2012 includes a charge of $26 million for a product alignment plan.
(3)

Gross profit for the third quarter and first nine months of 2011 includes the recognition of $23 million of revenue for a disease management contract for which the related expenses were previously recognized as incurred, and for the first nine months of 2011, includes a $72 million asset impairment charge for capitalized software held for sale.

bp – basis points

Gross profit increased for the third quarter of 2012 compared to the same period a year ago as a result of an increase in our Distribution Solutions segment partially offset by a decrease in our Technology Solutions segment. Gross profit margin decreased for the third quarter of 2012 compared to the same period a year ago as a result of a decrease in our Technology Solutions segment, partially offset by an increase in our Distribution Solutions segment. Gross profit and gross profit margin increased for the first nine months of 2012 compared to the same period a year ago as a result of increases in our Distribution Solutions and Technology Solutions segments.

Distribution Solutions segment’s gross profit margin increased primarily due to the acquisition of US Oncology and higher generics income, partially offset by a decline in sell margin. Additionally, gross profit margin was favorably impacted for the first nine months of 2012 as a result of higher buy margin, partially offset by the receipt of $51 million in 2011 representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Technology Solutions segment’s gross profit margin decreased for the third quarter of 2012 and increased for the first nine months of 2012.

Technology Solutions segment’s gross profit margin included the following items:

2012:

-	product alignment charges of $26 million for both the third quarter and first nine months, and

2011:

-

an asset impairment charge for the write-off of capitalized software held for sale related to our Horizon Enterprise Revenue ManagementTM (“HzERM”) software product of $72 million for the first nine months, and

-	recognition of $23 million of revenue for the third quarter and first nine months for a disease management contract for which the related expenses were previously recognized as incurred.

In addition to the items noted above, gross profit margin for 2012 benefited by an increase in higher margin revenues and, for the first nine months of 2012, lower amortization expense related to HzERM.

During the third quarter of 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within our Technology Solutions segment. As part of this alignment strategy, we will be converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon’s Microsoft®–based platform over time. Additionally, we have stopped development of our HzERM software product. The plan resulted in a pre-tax charge of $42 million for the quarter, of which $26 million was recorded to cost of sales and $16 million was recorded to operating expenses within our Technology Solutions segment. The pre-tax charge includes $22 million of non-cash asset impairment charges, primarily for the write-off of prepaid licenses and commissions and capitalized internal use software, $6 million for severance, $6 million for customer allowances and $8 million for other charges.

Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. At the end of the second quarter of 2010, our HzERM software product became generally available. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM software product and, as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge in the second quarter of 2011 within our Technology Solutions segment’s cost of sales to reduce the carrying value of the software product to its net realizable value.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Operating Expenses and Other Income (Expense), Net:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Operating Expenses
Distribution Solutions (1)	$690	$797	(13)%		$2,136	$1,963	9%
Technology Solutions (2)	297	273	9		857	798	7
Corporate	87	84	4		287	260	10

Total	$1,074	$1,154	(7)		$3,280	$3,021	9

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.30%	2.90%	(60	) bp	2.41%	2.43%	(2	) bp
Technology Solutions	36.09	34.56	153		34.98	34.41	57
Total	3.48	4.09	(61)		3.60	3.63	(3)

Other Income (Expense), Net
Distribution Solutions	$(1)	$4	(125)%		$8	$9	(11	) %
Technology Solutions	1	—	NM		2	2	—
Corporate	(2)	3	(167)		2	8	(75)

Total	$(2)	$7	(129)		$12	$19	(37)

(1)

Operating expenses include AWP litigation charges of $27 million and $145 million for the third quarter and first nine months of 2012 and $189 million and $213 million for the third quarter and first nine months of 2011.

(2)	Operating expenses for the third quarter and first nine months of 2012 includes a charge of $16 million for a product alignment plan.

Operating expenses decreased for the third quarter of 2012 and increased for the first nine months of 2012 compared to the same periods a year ago. Operating expenses as a percentage of revenues decreased for 2012 compared to the same periods a year ago.

Operating expenses included the following items:

2012:

-	pre-tax AWP litigation charges of $27 million and $145 million for the third quarter and first nine months, and

-	product alignment charges of $16 million for both the third quarter and first nine months, and

2011:

-	pre-tax AWP litigation charges of $189 million and $213 million for the third quarter and first nine months.

In addition to the items noted above, operating expenses for 2012 increased as a result of the addition of US Oncology and higher employee compensation and benefits expenses and operating expenses as a percentage of revenues decreased for 2012 primarily due to operating leverage, partially offset by the addition of US Oncology.

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

During the second and third quarters of 2012, we recorded pre-tax charges of $118 million and $27 million following a review of our AWP reserve, including consideration of the Douglas County, Kansas Class Action settlement and the pace and progress of discussions relating to potentially resolving other public entity claims. In 2012, we made payments of $26 million from the reserve, and as of December 31, 2011, the reserve relating to our AWP litigation was $449 million. Our AWP litigation reserve is included in other current liabilities in the condensed consolidated balance sheets. Pre-tax charges relating to changes in our AWP litigation reserve are recorded within our Distribution Solutions segment. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve. Additional information regarding our AWP litigation is included in Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements.

Acquisition-related expenses were primarily incurred in 2011 to acquire US Oncology and in 2012 to integrate it. Acquisition-related expenses are generally recorded within operating expenses. In 2011, we incurred $10 million of bridge loan fees in connection with our acquisition of US Oncology, which were accounted as interest expense in Corporate.

Acquisition-related expenses by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2011	2010	2011	2010
Distribution Solutions	$4	$24	$20	$24
Technology Solutions	2	—	4	—
Corporate	2	10	2	10

Total	$8	$34	$26	$34

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company (“acquisition-related amortization”) increased by $21 million to $49 million in the third quarter of 2012 and by $63 million to $147 million in the first nine months of 2012 compared to the same periods a year ago. The increases were primarily due to our acquisition of US Oncology. Acquisition-related amortization by segment was as follows:

	$0,000	$0,000	$0,000	$0,000
	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2011	2010	2011	2010
Distribution Solutions
Cost of Sales	$—	$—	$1	$—
Operating Expenses	31	13	93	38

Total	31	13	94	38

Technology Solutions
Cost of Sales	5	4	15	12
Operating Expenses	13	11	38	34

Total	18	15	53	46

Total	$49	$28	$147	$84

Distribution Solutions segment’s operating expenses decreased during the third quarter of 2012 primarily reflecting a lower AWP litigation charge, partially offset by the addition of US Oncology. Operating expenses for the third quarter of 2012 and 2011 include AWP litigation charges of $27 million and $189 million. Operating expenses increased during the first nine months of 2012 primarily reflecting the addition of US Oncology and, to a lesser extent, higher employee compensation and benefits expenses, partially offset by a lower AWP litigation charge. Operating expenses for the first nine months of 2012 and 2011 include AWP litigation charges of $145 million and $213 million.

Distribution Solutions segment’s operating expenses as a percentage of revenues decreased primarily due to a lower AWP litigation charge and operating leverage, partially offset by the addition of US Oncology.

Technology Solutions segment’s operating expenses increased primarily as a result of a charge of $16 million for a product alignment plan and small acquisitions in 2012. In addition, operating expenses for the first nine months of 2012 were impacted by higher employee compensation and benefits expenses and an increase in the provision for bad debts.

Technology Solutions segment’s operating expenses as a percentage of revenues increased primarily as a result of a charge of $16 million for a product alignment plan and small acquisitions in 2012, partially offset by cost containment efforts.

Corporate expenses increased during the third quarter primarily due to a small asset impairment. Corporate expenses increased for the first nine months of 2012 primarily due to higher employee compensation and benefits expenses and a charitable contribution, partially offset by an impairment charge for certain tangible property incurred in the first nine months of 2011.

Other income (expense), net decreased for the third quarter and first nine months of 2012 primarily due to an impairment of an asset, which was recorded in Corporate.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2011	2010	Change		2011	2010	Change
Segment Operating Profit (1)
Distribution Solutions (2)	$510	$289	76%		$1,462	$1,285	14%
Technology Solutions (3) (4)	69	106	(35)		277	184	51

Subtotal	579	395	47		1,739	1,469	18
Corporate Expenses, Net	(89)	(81)	10		(285)	(252)	13
Interest Expense	(64)	(53)	21		(192)	(140)	37

Income from Continuing Operations Before Income Taxes	$426	$261	63		$1,262	$1,077	17

Segment Operating Profit Margin
Distribution Solutions	1.70%	1.05%	65	bp	1.65%	1.59%	6	bp
Technology Solutions	8.38	13.42	(504)		11.31	7.93	338

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.
(2)

Operating profit includes AWP litigation charges of $27 million and $145 million for the third quarter and first nine months of 2012 and $189 million and $213 million for the third quarter and first nine months of 2011. Operating profit for the first nine months of 2011 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

(3)	Operating profit for the third quarter and first nine months of 2012 includes charges of $42 million for a product alignment plan.
(4)

Operating profit for the third quarter and first nine months of 2011 includes the recognition of $23 million of revenue for a disease management contract for which the related expenses were previously recognized as incurred and, for the first nine months of 2011, includes a $72 million asset impairment charge for capitalized software held for sale.

Operating profit margin for our Distribution Solutions segment increased for the third quarter and first nine months of 2012 primarily due to higher gross profit margin and lower operating expenses as a percentage of revenue. Gross profit margin for the first nine months of 2011 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer. Operating expenses as a percentage of revenue were impacted by AWP litigation charges of $27 million and $145 million for the third quarter and first nine months of 2012 and $189 million and $213 million for the third quarter and first nine months of 2011.

Operating profit margin for our Technology Solutions segment decreased for the third quarter of 2012 primarily due to lower gross profit margin and higher operating expenses as a percentage of revenue. Operating profit margin increased for the first nine months of 2012 primarily due to an increase in gross profit margin partially offset by higher operating expenses as a percentage of revenue. Operating profit for 2012 includes charges of $42 million for a product alignment plan. Gross profit margin for 2011 includes the recognition of $23 million of revenue for a disease management contract for which the related expenses were previously recognized as incurred and, for the first nine months of 2011, a $72 million asset impairment charge.

Corporate expenses, net increased for the third quarter of 2012 primarily due to asset impairments. Corporate expenses, net increased for the first nine months of 2012 primarily due to higher employee compensation and benefits expenses and a charitable contribution.

Interest Expense: Interest expense increased for the third quarter and first nine months of 2012 primarily due to the $1.7 billion of long-term debt issued in February 2011 in connection with our acquisition of US Oncology. The increase was partially offset by bridge loan fees incurred in the third quarter of 2011 related to the acquisition of US Oncology.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Income Taxes: The Company’s reported income tax rates for the third quarters of 2012 and 2011 were 29.6% and 40.6% and for the first nine months of 2012 and 2011 were 30.1% and 34.3%. Fluctuations in our reported income tax rates are primarily due to changes within our estimated business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. In addition, during the third quarter and first nine months of 2012, income tax expense benefited from net discrete items of $5 million. The 2011 income tax rates include a tax benefit for the reinstatement of the federal research and development tax credit which was signed into law in December 2010 and, for the third quarter and first nine months of 2011, income tax expense included net discrete items of $18 million and $12 million of expense.

Discontinued Operation: In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, MAP, a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale, we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our consolidated statement of operations in the second quarter of 2011. The historical financial operating results and net assets of MAP were not material to our condensed consolidated financial statements for all periods presented.

Net Income: Net income was $300 million and $155 million for the third quarters of 2012 and 2011, or $1.20 and $0.60 per diluted common share. Net income was $882 million and $780 million for the first nine months of 2012 and 2011, or $3.51 and $2.96 per diluted common share. Net income and diluted earnings per common share include a gain of $72 million, or $0.27 per diluted share, for the first nine months of 2011 related to our sale of MAP.

Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of common shares outstanding of 251 million and 258 million for the third quarters of 2012 and 2011 and 252 million and 264 million for the first nine months of 2012 and 2011. The decrease in the number of weighted average diluted common shares outstanding primarily reflects a decrease in the number of shares outstanding as a result of stock repurchases during the last twelve months, partially offset by the exercise of share-based awards.

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

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

On January 30, 2012, we announced an agreement to acquire substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc., and Medicine Shoppe Canada Inc., the franchise business of the Katz Group Canada Inc. The purchase price is approximately CAD $920 million, which we expect to fund from available cash. The acquisition is subject to customary closing conditions including all necessary Canadian regulatory clearances. After the closing, the banner and franchise operations will be included in the results of our Canadian pharmaceuticals distribution and services business, which is part of our Distribution Solutions segment.

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

Operating activities provided cash of $1,716 million and $1,338 million during the first nine months of 2012 and 2011. Operating activities for 2012 also reflect an increase in receivables and higher inventories primarily associated with revenue growth, partially offset by longer payment terms for certain purchases. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.

Investing activities utilized cash of $430 million and $466 million during the first nine months of 2012 and 2011 primarily reflecting cash paid for property acquisitions and capitalized software. Investing activities for 2012 and 2011 also include $204 million and $292 million of cash paid for acquisitions and, for 2011, $109 million of cash received from the sale of MAP.

Financing activities utilized cash of $697 million and $1,396 million during the first nine months of 2012 and 2011. Financing activities for 2012 and 2011 include $672 million and $1,548 million of cash paid for stock repurchases. In December 2010, we assumed $1,910 million of debt in connection with the acquisition of US Oncology, which was a non-cash transaction.

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

In April 2011, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s common stock, bringing the total authorization outstanding to $1.5 billion. In May 2011, we entered into another ASR program with a third party financial institution to repurchase $650 million of the Company’s common stock. The program was funded with cash on hand. As of June 30, 2011, we had received 6.7 million shares representing the minimum number of shares due under the program. We received 1.3 million additional shares in August 2011 upon completion of this ASR program. The total number of shares repurchased under this ASR program was 8.0 million shares at an average price of $81.50 per share. As of December 31, 2011, $850 million remained authorized for future common stock repurchases under the April 2011 authorization.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

In January 2012, the Board of Directors authorized the repurchase of up to an additional $650 million of the Company’s common stock, bringing the total authorization outstanding to $1.5 billion.

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

We have $400 million of term debt that will mature in February 2012. We anticipate utilizing cash on hand or other borrowings to repay this debt.

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

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2011	March 31, 2011
Cash and cash equivalents	$4,191	$3,612
Working capital	3,854	3,631
Debt, net of cash and cash equivalents	(204)	392
Debt to capital ratio (1)	34.9%	35.7%
Net debt to net capital employed (2)	(2.8)%	5.1%
Return on stockholders’ equity (3)	18.2%	16.9%

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.
(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).
(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.

Cash equivalents are primarily invested in AAA rated prime money market funds denominated in US dollars, Canadian government securities, and AAA rated prime money market fund denominated in British pound sterling.

Cash and a majority of the remaining cash equivalents are deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by investing in government securities, monitoring risk profiles and investment strategies of money market funds and depositing funds with reputable financial institutions.

Our cash and cash equivalents balance as of December 31, 2011 included approximately $1.9 billion of cash held by our subsidiaries outside of the United States. Our intent is to utilize this cash in our foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject such funds to U.S. federal, state and local income tax.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Working capital primarily includes cash and cash equivalents, receivables, inventories and other current assets net of drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements. Consolidated working capital increased primarily due to an increase in cash and cash equivalents and inventory, partially offset by an increase to drafts and accounts payable.

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

At December 31, 2011 and March 31, 2011, there were no securitized accounts receivable balances or secured borrowings outstanding under this facility. Additionally, there were no sales of interests to third-party purchaser groups in the quarters and nine months ended December 31, 2011 and 2010.

Revolving Credit Facility

In September 2011, we renewed our existing syndicated $1.3 billion five-year senior unsecured revolving credit facility, which was scheduled to mature in June 2012. This new credit facility has terms and conditions substantially similar to those previously in place and matures in September 2016. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first nine months of 2012 and 2011. As of December 31, 2011 and March 31, 2011, there were no borrowings outstanding under this facility.

Debt Covenants

Our various borrowing facilities, including our accounts receivable sales facility and our long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, and under our accounts receivable sales facility, which cannot exceed 56.5%. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated and the availability under the accounts receivable sales facility could be reduced. As of December 31, 2011, this ratio was 34.9% and we were in compliance with our other financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on the Company’s share repurchases during the third quarter of 2012.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2011 – October 31, 2011	—	$—	—	$850
November 1, 2011 – November 30, 2011	—	—	—	850
December 1, 2011 – December 31, 2011	—	—	—	850

Total	—	—	—	850

(1)

This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

In January 2012, the Board of Directors authorized the repurchase of up to an additional $650 million of the Company’s common stock, bringing the total authorization outstanding to $1.5 billion.

McKESSON CORPORATION

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits indentified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Dated: January 30, 2012	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

Dated: January 30, 2012	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller