Form 10-K
period 2012-03-31
MCKESSON CORP
filed 2012-05-02
CIK 927653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2011, was approximately $17.8 billion.

Number of shares of common stock outstanding on April 16, 2012: 235,397,188

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1.	Business.

General

McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns), is a Fortune 15 corporation that delivers pharmaceuticals, medical supplies and health care information technologies that make health care safer while reducing costs.

The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) are available free of charge on our website (www.mckesson.com under the “Investors – Financial Information – SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.

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

Business Segments

We operate in two segments. The McKesson Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, and practice management, technology, clinical support and business solutions to oncology and other specialty practices operating in the community setting. In addition, this segment sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), one of the leading pharmaceutical distributors in Mexico.

The McKesson Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment also includes our Payer group of businesses, which includes our InterQual® clinical criteria solution, medical management tools, claims payment solutions, network performance tools and care management programs. This segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payers from North America, the United Kingdom, Ireland, other European countries and Israel.

Net revenues for our segments for the last three years were as follows:

(Dollars in billions)	2012		2011		2010
Distribution Solutions	$119.4	97%	$108.9	97%	$105.6	97%
Technology Solutions	3.3	3%	3.2	3%	3.1	3%

Total	$122.7	100%	$112.1	100%	$108.7	100%

McKESSON CORPORATION

Distribution Solutions

McKesson Distribution Solutions consists of the following businesses: U.S. Pharmaceutical Distribution, McKesson Canada, Medical-Surgical Distribution, McKesson Pharmacy Systems and Automation and McKesson Specialty Health. This segment also includes our 49% interest in Nadro.

U.S. Pharmaceutical Distribution:    This business supplies pharmaceuticals and/or other healthcare-related products to customers in three primary customer channels: (1) retail national accounts (including national and regional chains, food/drug combinations, mail order pharmacies and mass merchandisers); (2) independent retail pharmacies; and (3) institutional healthcare providers (including hospitals, health systems, integrated delivery networks, clinics and alternate site providers). This business also provides solutions and services to pharmaceutical manufacturers. This business sources materials and products from a wide-array of different suppliers, including the production of certain generic pharmaceutical drugs through a contract-manufacturing program.

Our U.S. pharmaceutical distribution business operates and serves thousands of customer locations through a network of 28 distribution centers, as well as a primary redistribution center, a strategic redistribution center and two repackaging facilities, serving all 50 states and Puerto Rico. We invest in technology and other systems at all of our distribution centers to enhance safety and reliability and provide the best product availability for our customers. For example, in all of our distribution centers we use Acumax® Plus, an award-winning technology that integrates and tracks all internal inventory-related functions such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware and radio frequency signals to provide customers with real-time product availability and industry-leading order quality and fulfillment in excess of 99.9% adjusted accuracy. In addition, we offer Mobile ManagerSM, which integrates portable handheld technology with Acumax® Plus to give customers complete ordering and inventory control. We also offer McKesson ConnectSM, an Internet-based ordering system that provides item lookup and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. Together, these features help ensure customers have the right products at the right time for their facilities and patients.

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

—

Central FillSM — Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately and at a lower cost, while reducing inventory levels and improving customer service.

—

Redistribution Centers — Two facilities totaling over 500 thousand square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologicals. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.

—

EnterpriseRx® — A Software as a Service (SaaS) pharmacy management system, that allows large retail chain, health system, and retail independent pharmacies to meet demand for prescriptions while maximizing profits and optimizing operations.

—

RxPakSM — Bulk-to-bottle repackaging service that leverages our purchasing scale and supplier relationships to provide pharmaceuticals at reduced prices, help increase inventory turns and reduce working capital investment.

—	Inventory Management – An integrated solution comprising forecasting software and automated replenishment technologies that reduce inventory-carrying costs.
—	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that helps pharmacies maximize their cost savings with a broad selection of generic drugs, low pricing and one-stop shopping.

McKESSON CORPORATION

Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:

—

Health Mart® —Health Mart® is a national network of more than 2,900 independently-owned pharmacies and is one of the industry’s most comprehensive pharmacy franchise programs. Health Mart® provides franchisees with managed care that drives pharmacy benefit manager recognition, branding that drives consumer recognition along with its Health Mart private label line of products, in-store programs that drive manufacturer and payer recognition and community advocacy programs that drive industry recognition. Health Mart® helps franchisees grow their businesses by focusing on the three principles of successful retailing:

–    Attract new customers;

–    Maximize the value of current customers; and

–    Enhance business efficiency.

—	AccessHealth® — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.
—

McKesson Reimbursement AdvantageSM (“MRA”) — MRA is one of the industry’s most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services and customer care.

—	McKesson OneStop Generics® — described above.
—	EnterpriseRx® — described above.
—	Sunmark® — Complete line of more than 700 products that provide retail independent pharmacies with value-priced alternatives to national brands.
—	FrontEdge™ — Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.
—

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

—

McKesson Pharmacy Optimization® — An experienced group of pharmacy professionals providing consulting services and pharmacy practice resources. McKesson Pharmacy Optimization® develops customized and quantifiable solutions that help hospitals create and sustain financial, operational and clinical results.

—

Fulfill-RxSM — Ordering and inventory management system that integrates McKesson pharmaceutical distribution services with our automation solutions, thus empowering hospitals to optimize the often complicated and disjointed processes related to unit-based cabinet replenishment and inventory management.

—	Asset Management — Award-winning inventory optimization and purchasing management program that helps institutional providers lower costs while ensuring product availability.
—

SKY Packaging — Blister-format packaging containing the most widely prescribed dosages and strengths in generic oral-solid medications. SKY Packaging enables acute care, long-term care and institutional pharmacies to provide cost-effective, uniform packaging.

—	McKesson OneStop Generics® — Generic pharmaceutical purchasing program that enables acute care and alternate site pharmacies to capture the full potential of purchasing generic pharmaceuticals.
—	McKesson 340B Solution Suite — Solutions that help providers manage, track and report on medication replenishment associated with the federal 340B Drug Pricing Program.
—

High Performance Pharmacy® — Framework that identifies and categorizes hospital pharmacy best practices to help improve clinical outcomes and financial results. The High Performance Pharmacy Assessment Tool enables hospital pharmacies to measure against comparable institutions and chart a step-by-step path to high performance.

McKESSON CORPORATION

McKesson Canada:    McKesson Canada, a wholly-owned subsidiary, is one of the largest pharmaceutical distributors in Canada. McKesson Canada, through its network of 16 distribution centers, provides logistics and distribution to more than 800 manufacturers – delivering their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions throughout Canada. Beyond pharmaceutical distribution, logistics and order fulfillment, McKesson Canada has automated over 2,500 retail pharmacies and is also active in hospital automation solutions, dispensing more than 100 million doses each year. In partnership with other McKesson businesses, McKesson Canada provides a full range of services to Canadian manufacturers and healthcare providers, contributing to the quality and safety of care for patients. On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of more than 850 independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to more than 160 independent pharmacies in Canada.

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

McKesson Pharmacy Systems and Automation:    This business supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies. Its primary offering is EnterpriseRx®, a Software as a Service (SaaS) pharmacy management system, that allows large retail chain, health system, and retail independent pharmacies to meet demand for prescriptions while maximizing profits and optimizing operations. We also own a 39% interest in Parata, which sells automated pharmacy and supply management systems and services to retail and institutional pharmacies.

McKesson Specialty Health:    This business provides solutions for oncology and other specialty practices operating in communities across the country, as well as for pharmaceutical and biotech suppliers who manufacture specialty drugs and vaccines. Through expertise in specialty drug distribution, commercialization, revenue cycle and practice management and reimbursement support, McKesson Specialty Health allows the community patient care delivery system and facilitates collaboration among community healthcare providers, drug manufacturers and payers. We provide direct-to-physician specialty distribution services, ensuring supply chain safety and delivery of specialty drugs in manufacturer recommended conditions. Third party logistics, or 3PL, are offered primarily for vaccine distribution, including our exclusive distributor relationship in the Center for Disease Control and Prevention’s (CDC) Vaccines for Children program. We also offer our industry leading Lynx® integrated technologies, the iKnowMedSM Electronic Health record, and clinical and practice management tools, all of which help community practices improve inventory management, practice workflow and reimbursement processes, as well as deliver business efficiencies and clinical-decision support. McKesson Specialty Health works with manufacturers across all phases of the product development and commercialization lifecycle, including clinical research, to optimize delivery of complex medication to patients. Through custom distribution and safety programs, we help support appropriate product utilization, as well as the development and management of Risk Evaluation Mitigation Strategies (“REMS”), reimbursement, healthcare informatics and patient access programs, and to enable manufacturers to deliver cost effective patient access to needed therapies. McKesson Specialty Health supports The US Oncology Network and US Oncology Research. The US Oncology Network unites one of the largest network of community oncologists in the United States, and through collaboration and shared purpose, provides the clinical, research, technology and business resources to ensure the growth and vitality of these independent, community-based oncology practices. US Oncology Research is one of the nation’s largest research networks, specializing in Phase I – Phase IV oncology clinical trials.

McKESSON CORPORATION

Technology Solutions

Our Technology Solutions segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve quality and patient safety, reduce the cost and variability of care and better manage their resources and revenue stream. This segment also includes our InterQual® clinical criteria solution, medical management tools, claims payment solutions, network performance tools and care management programs. Technology Solutions markets its products and services to integrated delivery networks, hospitals, physician practices, home healthcare providers, retail pharmacies and payers. Our solutions and services are sold internationally through subsidiaries and/or distribution agreements in Canada, United Kingdom, Ireland, other European countries and Israel.

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

Connectivity:    Through our vendor-neutral RelayHealth® and its intelligent network, the Company provides health information exchange and revenue cycle management solutions that streamline clinical, financial and administrative communication between patients, providers, payers, pharmacies, manufacturers, government and financial institutions. RelayHealth® helps to accelerate the delivery of high-quality care and improve financial performance through online consultation of physicians by patients, electronic prescribing by physicians, point-of-service resolution of pharmacy claims by payers, pre-visit financial clearance of patients by providers and post-visit settlement of provider bills by payers and patients. RelayHealth® securely processes more than 16 billion financial and clinical transactions annually.

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

Outsourcing Services:    With these services, we help providers focus their resources on delivering healthcare while managing their revenue cycle operations and information technology through a comprehensive suite of managed services. Services include full and partial revenue cycle outsourcing, remote hosting, managing hospital data processing operations, payroll processing, and business office administration.

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

Payer Group:    The following suite of services and software products is marketed to payers, hospitals and government organizations to help manage the cost and quality of care:

—	InterQual® Criteria for clinical decision support and utilization management;

—	Claims payment solutions to facilitate accurate and efficient medical claim payments;

—	Business intelligence tools for measuring, reporting and improving clinical and financial performance;

—	Network management tools enable health plans to transform the performance of their networks;

—	Disease management programs to improve the health status and health outcomes of patients with chronic conditions;

—	Nurse advice services to provide health information and recommend appropriate levels of care; and

—	Clinical and analytical software to support utilization, case and disease management workflows.

Business Combinations and Discontinued Operation

We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2 and 7, “Business Combinations” and “Discontinued Operation,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION

Competition

In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers of the segment, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. Price, quality of service, innovation and, in some cases, convenience to the customer are generally the principal competitive elements in this segment.

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

Intellectual Property

The principal trademarks and service marks of our Distribution Solutions segment include: AccessHealth®, AccessMED®, Acumax®, Advancing Cancer Care in America®, Business of PharmacySM, BoP®, CaresRxSM, Central FillSM, Closed Loop DistributionSM, Comprehensive Strategic Alliance (CSA)SM, CypressSM, Cypress Plus®, Edwards Medical Supply®, Empowering Healthcare®, EnterpriseRx®, Expect More From MooreSM, FrontEdge™, Fulfill-RxSM, Heal Living Well After Cancer®, Health Mart®, Heart Profilers & Design®, High Performance Pharmacy®, Iknowchart™, iKnowMedSM, Innovent®, LoyaltyScript®, Lynx®, Market FocusSM, Max Impact®, McKesson®, McKesson AdvantageSM, McKesson ConnectSM, McKesson Empowering Healthcare®, McKesson High Volume SolutionsSM, McKesson Max Rewards®, McKesson OneStop Generics®, McKesson Pharmacy CentralSM, McKesson Pharmacy Optimization®, McKesson Priority Express OTCSM, McKesson Reimbursement AdvantageSM, McKesson Supply ManagerSM, MediNet™, Medi-Pak®, Mobile ManagerSM, Moore Medical®, Moorebrand®, Nexcura®, Northstarx®, Oncology TodaySM, Oncology Today Translating Knowledge Into Cancer Care®, OncologyRx Care Advantage®, Onmark®, OTN®, Pharma360®, PharmacyRx™, Pharmaserv®, Radmap™, Research & Education®, RX PakSM, RxOwnership®, Selectplus Oncology®, ServiceFirstSM, Staydry®, Sterling Medical Services®, Sunmark®, Supply Management OnlineSM, The Supply Experts®, The US Oncology NetworkSM, TrialScript®, Triangle Design®, United We WinSM, US Cancer AllianceSM, US Oncology®, Valu-Rite®, XVIII B Medi Mart®, Zee Medical Service®, and ZEE®.

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

McKESSON CORPORATION

Other Information about the Business

Customers:    During 2012, sales to our ten largest customers accounted for approximately 52% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“CVS”) and Rite Aid Corporation (“Rite Aid”), accounted for approximately 16% and 10% of our total consolidated revenues. At March 31, 2012, accounts receivable from our ten largest customers were approximately 49% of total accounts receivable. Accounts receivable from CVS, Wal-Mart Stores, Inc. (“Walmart”) and Rite Aid were approximately 17%, 10% and 9% of total accounts receivable. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. The accounts receivables balances are with individual members of the GPOs. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.

Suppliers:    We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 6% of our purchases in 2012. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers, on the whole, are good. The ten largest suppliers in 2012 accounted for approximately 45% of our purchases.

A significant portion of our distribution arrangements with the manufacturers provides us compensation based on a percentage of our purchases. In addition, we have certain distribution arrangements with pharmaceutical manufacturers that include an inflation-based compensation component whereby we benefit when the manufacturers increase their prices as we sell our existing inventory at the new higher prices. For these manufacturers, a reduction in the frequency and magnitude of price increases, as well as restrictions in the amount of inventory available to us, could have a material adverse impact on our gross profit margin.

Research and Development:    Our development expenditures primarily consist of our investment in software held for sale. We spent $487 million, $471 million and $451 million for development activities in 2012, 2011 and 2010 and of these amounts, we capitalized 10%, 14% and 17%. Development expenditures are primarily incurred by our Technology Solutions segment. Our Technology Solutions segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals and other customers. We believe that a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Environmental Regulation:    Our operations are subject to regulations under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws.

We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. We meet this commitment through an environmental strategy and sustainability program.

We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 19, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION

The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2012 and is not expected to be material in the next year.

Employees:    On March 31, 2012, we employed approximately 37,700 persons compared to 36,400 and 32,500 on March 31, 2011 and 2010.

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

Item 1A.	Risk Factors.

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

McKESSON CORPORATION

The outcome of litigation and other legal matters is always uncertain and outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or any combination of more than one legal matter could result in a material adverse impact on our financial position or results of operations. For example, we are involved in a number of legal proceedings described in Financial Note 19, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements that could have such an impact, including legal proceedings alleging that we engaged in illegal conduct that caused average wholesale prices to rise for certain prescription drugs during specified periods.

Litigation is costly, time-consuming and disruptive to normal business operations. The defense of these matters could also result in continued diversion of our management’s time and attention away from business operations, which could also harm our business. Even if these matters are not resolved against us, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation. For additional information regarding certain of the legal proceedings in which we are involved, see Financial Note 19, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements.

Changes in the United States healthcare industry and regulatory environment could have a material adverse impact on our results of operations.

Our products and services are primarily intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry in the United States has changed significantly in an effort to reduce costs. These changes have included cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors and the development of large, sophisticated purchasing groups. We expect the healthcare industry in the United States to continue to change and for healthcare delivery models to evolve in the future.

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

The majority of our U.S. pharmaceutical distribution business’ agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide; however, failure to successfully renew these contracts in a timely and favorable manner could have a material adverse impact on our results of operations. In addition, branded pharmaceutical price inflation can be the partial economic basis of some of our distribution business agreements with pharmaceutical manufacturers. If the frequency or rate of branded price increases slows, it could have a material adverse impact on our results of operations.

In addition, we distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. Healthcare and public policy trends indicate that the number of generic drugs will increase next year as a result of the expiration of certain drug patents. In recent years, our financial results have improved from our generic drug offerings combined with an increase in the number of generic drug formularies available in the marketplace. Changes in the availability, pricing trends or reimbursement of these generic drugs, or changes in the rate of increase in the number of generic drugs, could have a material adverse impact on our results of operations.

Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution to its legal challenge over the branded product’s patent. To the extent we source, contract manufacture, and distribute such generic products, the brand-name company could assert infringement claims against us. While we generally obtain indemnification against such claims from generic manufacturers as a condition of distributing their products, there can be no assurances that these rights will be adequate or sufficient to protect us.

McKESSON CORPORATION

In recent years, pharmaceutical suppliers have been subject to increasing consolidation. As a result, a small number of very large companies control a significant share of the market. Accordingly, we depend on fewer suppliers for our products and therefore we may be less able to negotiate price terms with suppliers.

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

The healthcare industry is highly regulated, and further regulation of our distribution businesses and computer-related products and services could impose increased costs, negatively impact our profit margins, and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations.

Healthcare Fraud:    We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, waste and abuse, and the government, both state and federal, continues to strengthen its position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse, which among other things: (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs; (2) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal health care program such as Medicare and Medicaid. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could become liable for damages, suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Reimbursements:    Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), signed into law in 2010, revised the federal upper limits for Medicaid reimbursement for multiple source generic drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly average manufacturer price (“AMP”) using a smoothing process. In addition, Medicare, Medicaid and the State Children’s Health Insurance Program (“SCHIP”) Extension Act of 2007 requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the calculation of the Medicare Part B drug average sales price to an actual sales volume basis. CMS has proposed new rules for calculating AMP (“Revised AMP”) and is also offering states the option to replace traditional reimbursement metrics for certain drugs with alternatives such as the average acquisition cost (“AAC”) method. Under AAC, reimbursement is based on the actual acquisition costs from invoiced amounts and from a statistically validated cost of dispensing survey. We expect that the use of a Revised AMP benchmark or the use of an alternative reimbursement metric, such as AAC, would result in a reduction in the Medicaid reimbursement rates to our customers for certain pharmaceuticals, which could indirectly impact the prices that we can charge our customers and cause corresponding declines in our profitability. There can be no assurance that these changes would not have a material adverse impact on our results of operations.

McKESSON CORPORATION

Operating, Security and Licensure Standards:    We are subject to the operating and security standards of the Drug Enforcement Administration (the “DEA”), the U. S. Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (“HHS”), the CMS and other comparable agencies. Certain of our businesses may be required to register for permits and/or licenses with, and comply with operating and security standards of the DEA, FDA, HHS, CMS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. As part of these operating, security and licensure standards, we regularly receive requests for information and occasionally subpoenas from government authorities. Although we believe that we are in compliance in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have a material adverse impact on our results of operations.

Pedigree Tracking: There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system (“pedigree tracking”). Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system, while other government agencies are currently evaluating their recommendations. For example, Florida has adopted pedigree tracking requirements and California has enacted a law requiring chain of custody technology using radio frequency tagging and electronic pedigrees, which will be effective for us in July 2016.

In addition, the Food and Drug Administration Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (“SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. Nonetheless, these pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have a material adverse impact on our results of operations.

Privacy:  State, federal and foreign laws regulate the confidentiality of sensitive personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified privacy and security measures. Regulations currently in place, including regulations governing electronic health data transmissions, continue to evolve and are often unclear and difficult to apply. Although we modified our policies, procedures and systems to comply with the current requirements of applicable state, federal and foreign laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health (“HITECH”) Act portion of the American Recovery and Reinvestment Act of 2009, new laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate personal or patient information, or it could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have a material adverse impact on our results of operations. In addition, the HITECH Act expanded HIPAA privacy and security requirements and increased financial penalties for violations. It also extended certain provisions of the federal privacy and security standards to us in our capacity as a business associate of our payer and provider customers. These standards may be interpreted by a regulatory authority in a manner that could require us to make a material change to our operations. Furthermore, failure to maintain confidentiality of sensitive personal information in accordance with applicable regulatory requirements could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

McKESSON CORPORATION

Health Care Reform:    The Affordable Care Act significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers. Although the U.S. Supreme Court is considering whether to strike down some or all of the Act’s provisions, further federal and state proposals for healthcare reform are likely. We do not currently anticipate that the Affordable Care Act or any resulting federal and state healthcare reforms will have a material impact on our business, financial condition and results of operations. However, given the scope of the changes made and under consideration, as well as the uncertainties associated with implementation of healthcare reforms, we cannot predict their full effect on the Company at this time.

Interoperability Standards:    There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This need for interoperability is leading to the development of standards by various groups, and certain federal and state agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, the HITECH Act requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government. Effective September 27, 2010, CMS issued a rule that utilizes a staged approach for defining meaningful use criteria. Under the staged approach, CMS has issued rules that identify the initial criteria for meaningful use and is updating these initial criteria with additional rules. In addition, these standards are subject to interpretation by the entities designed to certify such technology. A combination of our solutions has been certified as meeting the initial criteria. However, we may incur increased development costs and delays in upgrading our customer software and systems to be in compliance with these varying and evolving standards. In addition, these new standards may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. To the extent these standards are narrowly construed or delayed in publication, or that we are delayed in achieving certification under these evolving standards for applicable products, our customers may postpone or cancel their decisions to purchase or implement our software and systems.

FDA Regulation of Medical Software.    The FDA has increasingly focused on the regulation of medical software, computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic Act. For example, effective April 18, 2011, the FDA issued a new rule regulating certain computer data systems as medical devices. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Additionally, beginning in calendar 2013, the Affordable Care Act provides that a tax in an amount equal to 2.3 percent of the price for which the manufacturer sells its medical devices will have to be paid by each medical device manufacturer. Since we sell medical devices, we may be impacted by this tax. Any additional FDA regulations governing computer products, once issued, may increase the cost and time to market new or existing products or may prevent us from marketing our products.

Standards for Submission of Health Care Claims:    HHS has adopted two new rules that impact healthcare claims submitted for reimbursement. The first rule modifies the standards for electronic health care transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. The enforcement deadline for the 5010 rule has been extended through June 30, 2012. The second rule updated and expanded the standard medical code sets for diagnosis and procedure coding from International Classification of Diseases, Ninth Revision (“ICD-9”) to International Classification of Diseases, Tenth Revision (“ICD-10”). HHS has postponed the compliance date for ICD-10 conversion, previously October 1, 2013, for an unspecified period. Updating systems to Version 5010 is required for use of the ICD-10 code set. Generally, claims submitted not using Version 5010 and ICD-10 when required will not be processed, and health plans not accepting transactions using Version 5010 and ICD-10 may experience significant increases in customer service inquiries. We may incur increased development costs and delays in delivering solutions and upgrading our software and systems to be in compliance with these new standards. In addition, these standards may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. Delays in providing software and systems that are in compliance with the new standards may result in postponement or cancellation of our customers’ decisions to purchase our software and systems.

McKESSON CORPORATION

Medical Billing and Coding: Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have a material adverse impact on our results of operations.

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

In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2012, sales to our ten largest customers accounted for approximately 52% of our total consolidated revenues. Sales to our two largest customers, CVS and Rite Aid, accounted for approximately 16% and 10% of our total consolidated revenues. At March 31, 2012, accounts receivable from our ten largest customers were approximately 49% of total accounts receivable. Accounts receivable from CVS, Walmart and Rite Aid were approximately 17%, 10% and 9% of total accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. A material default in payment, change in our customer mix, reduction in purchases, or the loss of a large customer or GPO could have a material adverse impact on our financial condition, results of operations and liquidity.

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

In addition, since government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, we must comply with such requirements. For example, for contracts with the U.S. federal government, with certain exceptions, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, and the Cost Accounting Standards. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. These regulations and requirements affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. Government contracts also contain terms that expose us to higher levels of risk and potential liability than non-government contracts.

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

If we violate these rules or regulations, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed by the government including disallowance of costs claimed, monetary damages and criminal and civil penalties. In addition, any or all of our government contracts could be terminated, we could be suspended or debarred from all government contract work. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our results of operations.

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

McKESSON CORPORATION

Our Distribution Solutions segment is dependent upon sophisticated information systems. The implementation delay, malfunction, or failure of these systems for any extended period of time or breach of these systems could have a material adverse impact on our business.

We rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: (1) facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; (2) receive, process and ship orders and handle other product and services on a timely basis; (3) manage the accurate billing and collections for thousands of customers; and (4) process payments to suppliers. If these systems are interrupted, damaged or breached by an unforeseen event or actions of a third party, such as a cyber attack, or fail for any extended period of time, we could have a material adverse impact on our results of operations.

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

Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing and administration of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payer businesses (which include care management programs and our nurse advice services) and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. If customers or individuals assert liability claims against our products and/or services, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit our liability to customers by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract, such as a claim directly by a patient. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful product or professional liability claim not fully covered by our insurance could have a material adverse impact on our results of operations.

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

McKESSON CORPORATION

Proprietary protections may not be adequate and products may be found to infringe the rights of third parties.

We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. There can be no assurance that these protections will be adequate or that our competitors will not independently develop products or solutions that are equivalent or superior to ours. In addition, despite protective measures, we may be subject to unauthorized use of our technology due to copying, reverse-engineering or other infringement. Although we believe that our products, solutions and services do not infringe the proprietary rights of third parties, from time-to-time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing others’ rights, we may be required to pay substantial damage awards and forced to develop non-infringing products or technology, obtain a license or cease selling or using the products that contain the infringing elements. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments or costs of developing replacement products or technology could have a material adverse impact on our results of operations.

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

We provide remote hosting services that involve operating both our software and the software of third-party vendors for our customers. The ability to access the systems and the data that we host and support on demand is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (1) power loss and telecommunications failures; (2) fire, flood, hurricane and other natural disasters; (3) software and hardware errors, failures or crashes; and (4) cyber attacks, computer viruses, hacking and other similar disruptive problems. We attempt to mitigate these risks through various means including disaster recovery plans, separate test systems and change controls, information security procedures, and continued development and enhancement of our cyber security, but our precautions may not protect against all risks. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. If customers’ access is interrupted from failure or breach of our operational or information security systems, or those of our third party service providers, we could suffer reputational harm or be exposed to liabilities arising from the unauthorized and improper use or disclosure of confidential or proprietary information. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.

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

We have operations based in, and we source and contract manufacture pharmaceutical and medical-surgical products in, a number of foreign countries. In the future, we look to continue to grow our foreign operations both organically and through acquisitions and investments; however, increasing our foreign operations carries additional risks. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software, social, political, labor or economic conditions in a specific country or region; import/export regulations in both the United States and foreign countries and difficulties in staffing and managing foreign operations. Political changes and natural disasters, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. We may also be affected by potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad. Additionally, foreign operations expose us to foreign currency fluctuations that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar.

Foreign operations are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act and similar regulations in foreign jurisdictions. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse impact on our financial condition and results of operations.

McKESSON CORPORATION

We also may experience difficulties and delays inherent in sourcing products and contract manufacturing from foreign countries, including but not limited to: (1) difficulties in complying with the requirements of applicable federal, state and local governmental authorities in the United States and of foreign regulatory authorities; (2) inability to increase production capacity commensurate with demand or the failure to predict market demand; (3) other manufacturing or distribution problems including changes in types of products produced, limits to manufacturing capacity due to regulatory requirements, physical limitations, or scarce or inadequate resources that could impact continuous supply; and (4) damage to our reputation due to real or perceived quality issues. Manufacturing difficulties could result in production shutdowns, product shortages and other similar delays in product manufacturing that could have a material adverse impact on our financial condition and results of operations.

Tax legislation initiatives or challenges to our tax positions could have a material adverse impact on our results of operations.

We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time-to-time, legislation may be enacted that could adversely affect our tax positions. There can be no assurance that our effective tax rate and the resulting cash flow will not be adversely affected by these changes in legislation. For example, if legislation is passed to repeal the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, it would adversely impact our cash flow, and if legislation is passed to change the current U.S. taxation treatment of income from foreign operations, it may adversely impact our income tax expense. The tax laws and regulations of the various countries where we have major operations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that these tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Our business could be hindered if we are unable to complete and integrate acquisitions successfully.

An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Since 2010, we have completed approximately $3.4 billion of business acquisitions. Integration of acquisitions involves a number of significant risks, including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired; difficulties in the integration of operations and systems; the realization of potential operating synergies; the assimilation and retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; challenges in retaining the customers, including physician affiliates, of the combined businesses. Further, acquisitions may have a material adverse impact on our operating results if unanticipated expenses or charges to earnings were to occur, including unanticipated depreciation and amortization expenses over the useful lives of certain assets acquired, as well as costs related to potential impairment charges, assumed litigation and unknown liabilities. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable and is subject to potential volatility in the credit markets. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.

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

McKESSON CORPORATION

Our $1.35 billion accounts receivable sales facility is generally renewed annually and will expire in May 2012. Historically, we have primarily used the accounts receivable sales facility to fund working capital requirements, as needed. We anticipate renewing this facility before its expiration. Although we believe we will be able to renew this facility, there is no assurance that we will be able to do so.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Because of the nature of our principal businesses, our plant, warehousing, office and other facilities are operated in widely dispersed locations, mostly throughout the U.S. and Canada. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 17, “Lease Obligations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Financial Note 19, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.

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

Name	Age	Position with Registrant and Business Experience

John H. Hammergren	53	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company – 16 years.

Jeffrey C. Campbell	51	Executive Vice President and Chief Financial Officer since April 2004. Service with the Company – 8 years.

Patrick J. Blake	48

Executive Vice President and Group President since June 2009; President of McKesson Specialty Care Solutions (now McKesson Specialty Health) from April 2006 to June 2009. Service with the Company – 16 years.

Jorge L. Figueredo	51	Executive Vice President, Human Resources since May 2008; Senior Vice President, Human Resources, Dow Jones, Inc. from February 2007 to January 2008. Service with the Company – 4 years.

Paul C. Julian	56	Executive Vice President and Group President since April 2004. Service with the Company – 16 years.

Laureen E. Seeger	50

Executive Vice President, General Counsel and Chief Compliance Officer since April 2010 (functionally has served as chief compliance officer since March 2006); Executive Vice President and General Counsel from July 2009 to April 2010; Executive Vice President, General Counsel and Secretary from March 2006 to July 2009. Service with the Company – 12 years.

Randall N. Spratt	60

Executive Vice President, Chief Technology Officer and Chief Information Officer since April 2009; Executive Vice President, Chief Information Officer from July 2005 to April 2009. Service with the Company – 26 years.

McKESSON CORPORATION

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information: The principal market on which the Company’s common stock is traded is the New York Stock Exchange (“NYSE”).

The following table sets forth the high and low sales prices for our common stock as reported on NYSE for each quarterly period of the two most recently completed fiscal years:

	2012		2011
	High	Low	High	Low
First quarter	$87.32	$77.55	$71.49	$62.94
Second quarter	$84.96	$70.86	$69.48	$57.81
Third quarter	$85.70	$66.61	$71.09	$59.54
Fourth quarter	$88.91	$74.89	$81.00	$70.44

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2012 was approximately 7,700.

(c)

Dividends: In April 2011, the Company’s quarterly dividend was raised from $0.18 to $0.20 per common share for dividends declared after such date, until further action by the Company’s Board of Directors (the “Board”). The Company declared regular cash dividends of $0.80 per share (or $0.20 per share per quarter) in the year ended March 31, 2012 and $0.72 per share (or $0.18 per share per quarter) in the year ended March 31, 2011.

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

In January 2012, the Board authorized the repurchase of an additional $650 million of the Company’s common stock, bringing the total authorization outstanding to $1.5 billion.

In March 2012, the Company entered into an ASR program with a third party financial institution to repurchase $1.2 billion of the Company’s common stock. The program was funded with cash on hand. As of March 31, 2012, the Company had received 12 million shares representing the minimum number of shares due under this program. The total number of shares to be ultimately repurchased by the Company under this program will be determined at the completion of the program based on the average daily volume-weighted average price of the Company’s common stock during the program, less a discount. This program is anticipated to be completed no later than the second quarter of 2013. As of March 31, 2012, $0.3 billion remained available for future repurchases under the January 2012 authorization.

In April 2012, the Board authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the fourth quarter of 2012:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1, 2012 – January 31, 2012	—	$ —	—	$1,500
February 1, 2012 – February 29, 2012	—	—	—	1,500
March 1, 2012 – March 31, 2012	12.0	87.19 (2)	12.0	300

Total	12.0		12.0	300

(1)

This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax-withholding obligations in connection with employee equity awards.

(2)

The average price paid per share under the March 2012 ASR program was based on the average daily volume-weighted average price of our common stock less a discount calculated as of March 31, 2012. The final settlement price per share under the March 2012 ASR program will be determined upon completion of the program.

McKESSON CORPORATION

(f)	Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on the Company’s common stock for the periods indicated with the Standard & Poor’s 500 Index and the Value Line Healthcare Sector Index (composed of 158 companies in the health care industry, including the Company).

	March 31,
	2007	2008	2009	2010	2011	2012
McKesson Corporation	$100.00	$89.81	$60.73	$114.92	$139.72	$156.68
S&P 500 Index	$100.00	$94.92	$58.77	$88.02	$101.79	$110.49
Value Line Healthcare Sector Index	$100.00	$94.52	$72.44	$100.35	$119.57	$136.05

*	Assumes $100 invested in McKesson’s common stock and in each index on March 31, 2007 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data.

FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,

(In millions, except per share data and ratios)	2012	2011	2010	2009	2008
Operating Results
Revenues	$122,734	$112,084	$108,702	$106,632	$101,703
Percent change	9.5%	3.1%	1.9%	4.8%	9.4%
Gross profit	6,567	5,970	5,676	5,378	5,009
Income from continuing operations before income taxes	1,919	1,635	1,864	1,064	1,457
Income after income taxes
Continuing operations	1,403	1,130	1,263	823	989
Discontinued operations	—	72	—	—	1
Net income	1,403	1,202	1,263	823	990

Financial Position
Working capital	1,917	3,631	4,492	3,065	2,438
Days sales outstanding for: (1)
Customer receivables	24	25	25	24	22
Inventories	31	31	34	31	33
Drafts and accounts payable	49	47	48	43	44
Total assets	33,093	30,886	28,189	25,267	24,603
Total debt, including capital lease obligations	3,980	4,004	2,297	2,512	1,797
Stockholders’ equity	6,831	7,220	7,532	6,193	6,121
Property acquisitions	225	233	199	195	195
Acquisitions, net of cash acquired	1,156	292	18	358	610

Common Share Information
Common shares outstanding at year-end	235	252	271	271	277
Shares on which earnings per common share were based
Diluted	251	263	273	279	298
Basic	246	258	269	275	291
Diluted earnings per common share (2)
Continuing operations	$5.59	$4.29	$4.62	$2.95	$3.32
Discontinued operations	—	0.28	—	—	—
Total	5.59	4.57	4.62	2.95	3.32
Cash dividends declared	202	188	131	134	70
Cash dividends declared per common share	0.80	0.72	0.48	0.48	0.24
Book value per common share (2) (3)	29.07	28.65	27.79	22.87	22.10
Market value per common share – year end	87.77	79.05	65.72	35.04	52.37

Supplemental Data
Capital employed (4)	10,811	11,224	9,829	8,705	7,918
Debt to capital ratio (5)	36.8%	35.7%	23.4%	28.9%	22.7%
Net debt to net capital employed (6)	10.8%	5.1%	(23.5)%	6.1%	6.6%
Average stockholders’ equity (7)	7,108	7,105	6,768	6,214	6,344
Return on stockholders’ equity (8)	19.7%	16.9%	18.7%	13.2%	15.6%

Footnotes to Five-Year Highlights:

(1)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.
(2)	Certain computations may reflect rounding adjustments.
(3)	Represents stockholders’ equity divided by year-end common shares outstanding.
(4)	Consists of the sum of total debt and stockholders’ equity.
(5)	Ratio is computed as total debt divided by capital employed.
(6)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).
(7)	Represents a five-quarter average of stockholders’ equity.
(8)	Ratio is computed as net income divided by a five-quarter average of stockholders’ equity.

McKESSON CORPORATION

FINANCIAL REVIEW

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We conduct our business through two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. See Financial Note 22, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for a description of these segments.

RESULTS OF OPERATIONS

Overview:

	Years Ended March 31,			Change
(Dollars in millions, except per share data)	2012	2011	2010	2012	2011

Revenues	$122,734	$112,084	$108,702	10%	3%

Gross Profit	$6,567	$5,970	$5,676	10%	5%

Operating Expenses	4,269	3,936	3,688	8	7
Litigation Charges (Credit), Net	149	213	(20)	(30)	—

Total Operating Expenses	4,418	4,149	3,668	6	13

Other Income, Net	21	36	43	(42)	(16)
Interest Expense	(251)	(222)	(187)	13	19

Income from Continuing Operations Before Income Taxes	1,919	1,635	1,864	17	(12)
Income Tax Expense	(516)	(505)	(601)	2	(16)

Income from Continuing Operations	1,403	1,130	1,263	24	(11)
Discontinued Operation – gain on sale, net of tax	—	72	—	—	—

Net Income	$1,403	$1,202	$1,263	17	(5)

Diluted Earnings Per Common Share
Continuing Operations	$5.59	$4.29	$4.62	30%	(7)%
Discontinued Operation	—	0.28	—	—	—

Total	$5.59	$4.57	$4.62	22	(1)

Weighted Average Diluted Common Shares	251	263	273	(5)%	(4)%

Revenues increased over each of the last two years primarily reflecting market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues. Additionally, revenues for 2012 and 2011 benefited from our December 30, 2010 acquisition of US Oncology Holdings, Inc. (“US Oncology”).

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Gross profit and gross profit margin increased over each of the last two years. As a percentage of revenues, gross profit increased 2 basis points (“bp”) to 5.35% in 2012 and 11 bp to 5.33% in 2011. Gross profit margin increased in 2012 compared to 2011 primarily due to the addition of US Oncology, higher generics income in our Distribution Solutions segment and an increase in higher margin revenues in our Technology Solutions segment. These increases were partially offset by a decline in sell margin and by a $51 million benefit in 2011 associated with the receipt of our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer in our Distribution Solutions segment.

Gross profit margin increased in 2011 compared to 2010 primarily due to an increase in buy margin, higher generics income and the receipt of $51 million from an antitrust class action settlement in our Distribution Solutions segment. These increases were partially offset by a decline in our Technology Solutions segment margin, which included a $72 million asset impairment charge.

Operating expenses increased over each of the last two years primarily reflecting an increase in expenses associated with supporting our higher revenues, the addition of US Oncology, and higher employee compensation and benefits costs, which includes expenses associated with our Profit Sharing Investment Plan (“PSIP”). Operating expenses were also impacted by Average Wholesale Price (“AWP”) litigation charges of $149 million and $213 million in 2012 and 2011. Our litigation charges and PSIP expense are more fully described under the caption “Operating Expenses” in this Financial Review.

Other income, net was $21 million, $36 million and $43 million in 2012, 2011 and 2010. In 2011, other income, net includes the receipt of $16 million representing the reimbursement of post-acquisition interest expense by the former shareholders of US Oncology. In 2010, other income, net includes a $17 million pre-tax gain ($14 million after-tax) from the sale of our 50% equity interest in McKesson Logistic Solutions, LLC (“MLS”).

Interest expense increased over each of the last two years primarily due to the assumption of US Oncology’s debt and the subsequent refinancing of the debt, which includes $25 million of bridge loan financing fees incurred in 2011. Additionally, 2011 interest expense benefited from repayment of $215 million of long-term debt in March 2010.

Our reported income tax rates were 26.9%, 30.9% and 32.2% in 2012, 2011 and 2010. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. In addition, in 2012, 2011 and 2010, income tax expense includes $66 million, $34 million and $7 million of net income tax benefits for discrete items, which primarily relates to the recognition of previously unrecognized tax benefits and accrued interest. Included in the 2012 discrete tax benefit, is a $31 million credit to income tax expense as a result of the reversal of an income tax reserve relating to our AWP litigation.

Net income was $1,403 million, $1,202 million and $1,263 million in 2012, 2011 and 2010, and diluted earnings per common share were $5.59, $4.57 and $4.62. Net income for 2012 and 2011 includes after-tax AWP litigation charges of $60 million and $149 million. Additionally, net income for 2011 includes a $72 million after-tax gain (or $0.28 per diluted share) on the sale of our Technology Solutions segment’s wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), which was sold in July 2010. Historical financial results for this subsidiary were not material. Diluted earnings per common share were favorably affected by decreases in our weighted average shares outstanding due to the cumulative effect of share repurchases over the past three years.

Weighted average diluted common shares outstanding decreased over each of the last two years due to our share repurchases. In 2012, 2011, and 2010, we repurchased 20 million, 29 million and 8 million of our common shares.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Revenues:

	Years Ended March 31,			Change
(Dollars in millions)	2012	2011	2010	2012	2011

Distribution Solutions
Direct distribution & services	$85,523	$77,554	$72,210	10%	7%
Sales to customers’ warehouses	20,453	18,631	21,435	10	(13)

Total U.S. pharmaceutical distribution & services	105,976	96,185	93,645	10	3
Canada pharmaceutical distribution & services	10,303	9,784	9,072	5	8
Medical-Surgical distribution & services	3,145	2,920	2,861	8	2

Total Distribution Solutions	119,424	108,889	105,578	10	3

Technology Solutions
Services	2,594	2,483	2,439	4	2
Software & software systems	596	590	571	1	3
Hardware	120	122	114	(2)	7

Total Technology Solutions	3,310	3,195	3,124	4	2

Total Revenues	$122,734	$112,084	$108,702	10	3

Revenues increased 10% to $122.7 billion in 2012 and 3% to $112.1 billion in 2011. The increase in revenues in each year primarily reflects market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues, and our acquisition of US Oncology.

Direct distribution and services revenues increased in 2012 compared to 2011 primarily due to market growth, which includes growing drug utilization and price increases, and from our acquisition of US Oncology. These increases were partially offset by price deflation associated with brand to generic drug conversions. Direct distribution and services revenues increased in 2011 compared to 2010 primarily due to market growth, the effect of a shift of revenues from sales to customers’ warehouses to direct store delivery, the lapping of which was completed in the third quarter of 2011, and due to our acquisition of US Oncology. These increases were partially offset by a decline in demand associated with the flu season and the impact of price deflation associated with brand to generic drug conversions.

Sales to customers’ warehouses for 2012 increased compared to 2011 primarily due to a new customer and new business with existing customers. Sales to customers’ warehouses for 2011 decreased compared to 2010 primarily reflecting reduced revenues associated with existing customers, the effect of a shift of revenues to direct store delivery, the lapping of which was completed in the third quarter of 2011, and the impact of price deflation associated with brand to generic drug conversions.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

The customer mix of revenues from our U.S. Pharmaceutical Distribution business was as follows:

	Years Ended March 31,
	2012	2011	2010
Direct Sales
Retail Chains	34%	33%	32%
Institutions	34	34	32
Independents	11	12	12

Subtotal	79	79	76
Sales to retail customers’ warehouses	21	21	24
Total	100%	100%	100%

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

Canadian pharmaceutical distribution and services revenues increased 5% in 2012 compared to 2011. Excluding a favorable foreign currency exchange rate fluctuation of 2% during 2012, revenues increased primarily due to market growth, five additional sales days and a small acquisition in the second quarter of 2011, partially offset by government-imposed price reduction for generic pharmaceuticals in certain provinces. Canadian pharmaceutical distribution and services revenues increased 8% in 2011 compared to 2010. Excluding a favorable foreign currency exchange rate fluctuation of 7% during 2011, revenues increased 1% in 2011. Canadian revenues for 2011 increased due to market growth, offset by a government-imposed price reduction for generic pharmaceuticals in certain provinces and the impact of price deflation associated with brand to generic drug conversions.

Medical-Surgical distribution and services revenues increased in 2012 compared to 2011 primarily due to market growth, new customers and five additional sales days. Medical-Surgical distribution and services revenues increased in 2011 compared to 2010 primarily due to market growth, partially offset by a decrease in demand associated with the flu season.

Technology Solutions revenues increased in 2012 compared to 2011 primarily due to higher revenues for claims processing, increased revenues associated with the sale and installation of our software products, an increase in maintenance revenues from new and existing customers and a number of small acquisitions made during 2012. Technology Solutions revenues increased slightly in 2011 compared to 2010 primarily due to an increase in maintenance revenues from new and existing customers, increased revenues associated with the sale and installation of our software products and higher revenues for claims processing, partially offset by the sale of MAP in July 2010.

Gross Profit:

	Years Ended March 31,			Change
(Dollars in millions)	2012	2011	2010	2012	2011
Gross Profit
Distribution Solutions (1)	$5,057	$4,565	$4,219	11%	8%
Technology Solutions (2)	1,510	1,405	1,457	7	(4)

Total	$6,567	$5,970	$5,676	10	5

Gross Profit Margin
Distribution Solutions	4.23%	4.19%	4.00%	4bp	19bp
Technology Solutions	45.62	43.97	46.64	165	(267)
Total	5.35	5.33	5.22	2	11

(1)

Gross profit of our Distribution Solutions segment for 2011 includes a credit of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales.

(2)	Gross profit of our Technology Solutions segment for 2012 and 2011 includes a $31 million product alignment charge and a $72 million asset impairment charge for capitalized software held for sale.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Gross profit increased 10% to $6.6 billion in 2012 and 5% to $6.0 billion in 2011. As a percentage of revenues, gross profit increased by 2 bp in 2012 and by 11 bp in 2011. Gross profit margin increased in 2012 primarily reflecting higher gross profit margins from both of our operating segments and increased in 2011 primarily reflecting higher gross profit margin from our Distribution Solutions segment.

Distribution Solutions segment’s gross profit margin increased in 2012 compared to 2011 primarily due to our acquisition of US Oncology and increased sales of higher margin generic drugs, partially offset by a decline in sell margin and the receipt of $51 million in 2011 representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.

Distribution Solutions segment’s gross profit margin increased in 2011 compared to 2010 primarily due to higher buy margin, increased sales of higher margin generic drugs and due to our acquisition of US Oncology, partially offset by a decline in demand associated with the flu season and a decrease in sell margin. Our Distribution Solutions segment’s 2011 gross profit margin was also favorably affected by the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers.

Our last-in, first-out (“LIFO”) net inventory expense was $11 million in 2012, $3 million in 2011 and $8 million for 2010. Our Distribution Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The practice in the Distribution Solutions segment’s distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. Price declines on many generic pharmaceutical products in this segment over the last few years have moderated the effects of inflation in other product categories, which resulted in minimal overall price changes in those years. During 2012, we experienced a decline in deflationary trends in generic pharmaceuticals as a result of a reduction in generic product launches as compared to the prior year. Additional information regarding our LIFO accounting is included under the caption “Critical Accounting Policies and Estimates,” included in this Financial Review.

Technology Solutions segment’s gross profit margin increased in 2012 compared to 2011, primarily due to an increase in higher margin revenues, a $72 million asset impairment charge related to our Horizon Enterprise ManagementTM (“HzERM”) software product in 2011 and lower amortization expense related to HzERM. These increases were partially offset by product alignment charges of $31 million in 2012.

Technology Solutions segment’s gross profit margin decreased in 2011 compared to 2010 primarily due to a $72 million asset impairment charge related to HzERM, the sale of MAP and continued investment in our clinical and enterprise revenue management solutions products, partially offset by a shift to higher margin revenue.

During the third quarter of 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within our Technology Solutions segment. As part of this alignment strategy, we will be converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon’s Microsoft®–based platform over time. Additionally, we have stopped development of our HzERM software product. The plan resulted in a pre-tax charge of $51 million in 2012, of which $31 million was recorded to cost of sales and $20 million was recorded to operating expenses within our Technology Solutions segment. The majority of these charges were incurred in the third quarter of 2012. The pre-tax charge includes $24 million of non-cash asset impairment charges, primarily for the write-off of prepaid licenses and commissions and capitalized internal use software that were determined to be obsolete as they would not be utilized going forward, $10 million for severance, $7 million for customer allowances and $10 million for other charges.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

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

Operating Expenses:

	Years Ended March 31,			Change
(Dollars in millions)	2012	2011	2010	2012	2011
Operating Expenses
Distribution Solutions (1)	$2,854	$2,673	$2,260	7%	18%
Technology Solutions	1,151	1,108	1,077	4	3
Corporate	413	368	351	12%	5

Subtotal	4,418	4,149	3,688	6	13
Litigation Credit, Net	—	—	(20)	—	—

Total	$4,418	$4,149	$3,668	6	13

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.39%	2.45%	2.14%	(6)bp	31bp
Technology Solutions	34.77	34.68	34.48	9	20
Total	3.60	3.70	3.37	(10)	33

(1)	Operating expenses for 2012 and 2011 include $149 million and $213 million of AWP litigation charges.

Operating expenses increased 6% to $4.4 billion in 2012 and 13% to $4.1 billion in 2011. Operating expenses include pre-tax charges of $149 million and $213 million in 2012 and 2011 relating to our AWP litigation and a pre-tax credit of $20 million in 2010 relating to our securities litigation matter. Operating expenses increased in 2012 primarily due to the addition of US Oncology, higher employee compensation and benefits costs and an increase in expenses associated with supporting higher revenues, partially offset by a lower AWP litigation charge. Operating expenses increased in 2011 primarily due to the AWP litigation charge, higher costs associated with employee compensation and benefits, including our Profit Sharing Investment Plan (“PSIP”), and the acquisition of US Oncology.

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

As a result of the PSIP’s receipt of the Unallocated Proceeds, in 2010 the Company contributed $1 million to the PSIP. Accordingly, PSIP expense for 2010 was nominal. Commencing in 2011, the Company resumed its contributions to the PSIP.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

PSIP expense by segment for the last three years was as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

Distribution Solutions	$22	$23	$—
Technology Solutions	30	32	1
Corporate	6	4	—

PSIP expense	$58	$59	$1

Cost of sales (1)	$17	$17	$—
Operating expenses	41	42	1

PSIP expense	$58	$59	$1

(1)	Amounts recorded to cost of sales pertain solely to our McKesson Technology Solutions segment.

Acquisition-related expenses were primarily incurred in 2012 and 2011 to acquire and integrate US Oncology. Acquisition-related expenses are generally recorded within operating expenses. In 2011, we incurred $25 million of bridge loan fees in connection with our acquisition of US Oncology, which were accounted as interest expense in Corporate, and we received reimbursement of post-acquisition interest expense from former shareholders of US Oncology of $16 million, which was accounted as other income.

Acquisition-related expenses were as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

Operating Expenses:
Distribution Solutions	$24	$41	$—
Technology Solutions	6	—	—
Corporate	1	2	—

Total	31	43	—
Other Income: reimbursement of post-acquisition interest expense from former US Oncology shareholders	—	(16)	—
Interest Expense: bridge loan fees	—	25	—

Total Acquisition-related Expenses	$31	$52	$—

Amortization expense of acquired intangible assets purchased in connection with acquisitions (“acquisition-related amortization”) increased by $59 million to $191 million in 2012 and by $11 million to $132 million in 2011 compared to same periods a year ago. The increases were primarily due to our acquisition of US Oncology.

Acquisition-related amortization was as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

Cost of Sales:
Distribution Solutions	$1	$—	$1
Technology Solutions	19	16	20

Total	20	16	21

Operating Expenses:
Distribution Solutions	120	70	53
Technology Solutions	51	46	47

Total	171	116	100

Total Acquisition-related Amortization	$191	$132	$121

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Distribution Solutions segment’s operating expenses increased in 2012 compared to 2011 primarily reflecting the addition of US Oncology, higher employee compensation and benefits expenses and an increase in expenses associated with supporting higher revenues, partially offset by a lower AWP litigation charge. Operating expenses as a percentage of revenues decreased in 2012 compared to 2011 primarily due to operating leverage, partially offset by the addition of US Oncology.

Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased in 2011 compared to 2010 primarily due to the AWP litigation charge of $213 million in 2011, higher employee compensation and benefits expenses, including PSIP expenses, the addition of US Oncology and changes in foreign currency exchange rates.

The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, are recorded in the Distribution Solutions segment. The Company’s AWP litigation reserve is included in other current liabilities in the consolidated balance sheets. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.

The following is the activity related to the AWP litigation reserve for the years ended March 31, 2012, 2011 and 2010:

	Years Ended March 31,
(In millions)	2012	2011	2010

AWP litigation reserve at beginning of period	$330	$143	$143
Charges incurred	149	213	—
Payments made	(26)	(26)	—

AWP litigation reserve at end of period	$453	$330	$143

The charges for 2012 primarily related to the Douglas County, Kansas Action settlement and the state and federal Medicaid claims. The charges for 2011 primarily related to state and federal Medicaid claims.

On April 3, 2012, the Company entered into a settlement agreement with the United States Department of Justice to resolve the federal share of Medicaid claims related to AWP. The total settlement amount of $191 million, which includes interest, was paid on April 9, 2012.

Refer to Financial Note 19, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for further information.

Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased in 2012 compared to 2011 primarily due to continued investment in research and development activities, a number of small acquisitions in 2012 and a charge of $20 million for a product alignment plan. These increases were partially offset by cost containment efforts. Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased in 2011 compared to 2010 primarily due to our increased investment in research and development activities and higher employee compensation and benefit costs, which includes PSIP expense, partially offset by the sale of MAP in the second quarter of 2011.

Corporate expenses for 2012 increased compared to 2011 primarily due to higher employee compensation and benefits expenses and a charitable contribution. Corporate expenses for 2011 increased compared to 2010 primarily due to higher compensation and benefits costs and an asset impairment charge for certain tangible property. These increases were partially offset by lower fees associated with our accounts receivable facility. As a result of our adoption of a new accounting standard for transfers of financial assets on April 1, 2010, fees associated with our accounts receivable sales facility are recorded in interest expense. Prior to 2011, these fees were recorded in Corporate administrative expenses.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Other Income, Net:

	Years Ended March 31,			Change
(Dollars in millions)	2012	2011	2010	2012	2011

Other Income, Net
Distribution Solutions	$16	$5	$29	220%	(83)%
Technology Solutions	5	4	5	25	(20)
Corporate	—	27	9	(100)	200

Total	$21	$36	$43	(42)	(16)

In 2011, other income, net included the receipt of $16 million representing the reimbursement of post-acquisition interest expense by the former shareholders of US Oncology, which is recorded in Corporate. In 2010, other income, net included a $17 million pre-tax gain ($14 million after-tax) from the sale of our 50% equity interest in MLS. The gain on sale of our investment in MLS was recorded within our Distribution Solutions segment.

Segment Operating Profit and Corporate Expenses:

	Years Ended March 31,			Change
(Dollars in millions)	2012	2011	2010	2012	2011

Segment Operating Profit (1)
Distribution Solutions (2)	$2,219	$1,897	$1,988	17%	(5)%
Technology Solutions	364	301	385	21	(22)

Subtotal	2,583	2,198	2,373	18	(7)
Corporate Expenses, Net	(413)	(341)	(342)	21	—
Litigation Credit, Net	—	—	20	—	—
Interest Expense	(251)	(222)	(187)	13	19

Income from Continuing Operations Before Income Taxes	$1,919	$1,635	$1,864	17	(12)

Segment Operating Profit Margin
Distribution Solutions	1.86%	1.74%	1.88%	12bp	(14)bp
Technology Solutions	11.00	9.42	12.32	158	(290)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income, net for our two operating segments.
(2)	Operating expenses for 2012 and 2011 for our Distribution Solutions segment included $149 million and $213 million of AWP litigation charges.

Operating profit margin for our Distribution Solutions segment increased in 2012 compared to 2011 primarily due to higher gross profit margin, which included a full year of results from US Oncology, and lower operating expenses as a percentage of revenues, which included a lower AWP litigation charge. Operating profit margin for our Distribution Solutions segment decreased in 2011 compared to 2010 primarily due to higher operating expenses as a percentage of revenue, including a $213 million AWP litigation charge, partially offset by a higher gross profit margin, which included the receipt of $51 million representing our share of an antitrust class action lawsuit brought against a drug manufacturer.

Operating profit margin in our Technology Solutions segment increased in 2012 compared to 2011 primarily reflecting an increase in gross profit margin, partially offset by an increase in operating expenses as a percentage of revenues. Operating profit margin in our Technology Solutions segment decreased in 2011 compared to 2010 primarily reflecting a decrease in gross profit margin, which included the $72 million asset impairment charge, and an increase in operating expenses as a percentage of revenues.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Corporate expenses, net of other income increased in 2012 compared to 2011 primarily due an increase in operating expenses and a decrease in other income. Corporate expenses, net of other income were flat in 2011 compared to 2010 primarily due to an increase in operating expenses, which were offset by an increase in other income.

Litigation Credit, Net:  In 2010, we recorded a net credit of $20 million relating to settlements for a securities litigation.

Interest Expense:    Interest expense increased in 2012 compared to 2011 primarily due to the $1.7 billion of long-term debt issued in February 2011 in connection with our acquisition of US Oncology. Interest expense increased in 2011 compared to 2010 primarily due to $25 million of bridge loan fees related to the acquisition of US Oncology, interest expense associated with the assumed debt and the subsequent refinancing of the debt, and fees from our accounts receivable sales facility, which are recorded in interest expense commencing in 2011. These increases were partially offset by lower interest expense due to the repayment of $215 million of our long-term debt in March 2010. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing activities.

Income Taxes:    Our reported income tax rates were 26.9%, 30.9% and 32.2% in 2012, 2011 and 2010. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. In addition, in 2012, 2011 and 2010, income tax expense included $66 million, $34 million and $7 million of net income tax benefits for discrete items, which primarily relates to the recognition of previously unrecognized tax benefits and accrued interest. Included in the 2012 discrete tax benefit, is a $31 million credit to income tax expense as a result of the reversal of an income tax reserve relating to our AWP litigation.

We have received tax assessments of $98 million from the U.S. Internal Revenue Service (“IRS”) relating to 2003 through 2006. We disagree with a substantial portion of the tax assessments primarily relating to transfer pricing. We are pursuing administrative relief through the appeals process and an opening conference has been scheduled for May 15, 2012. We have received assessments from the Canada Revenue Agency (“CRA”) for a total of $169 million related to transfer pricing for 2003 through 2007. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007. The trial between McKesson Canada Corporation and the CRA, argued in the Tax Court of Canada, concluded in early February 2012, and we are waiting for the decision. We continue to believe in the merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in an increase or decrease to income tax expense.

Discontinued Operation:  In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, MAP, a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale, we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our consolidated statement of operations in 2011. The historical financial operating results and net assets of MAP were not material to our consolidated financial statements for all periods presented.

Net Income:  Net income was $1,403 million, $1,202 million and $1,263 million in 2012, 2011 and 2010 and diluted earnings per common share were $5.59, $4.57 and $4.62. Net income and diluted earnings per common share for 2012 and 2011 include after-tax AWP litigation charges of $60 million and $149 million, or $0.24 and $0.57 per diluted common share. Net income and diluted earnings per common share for 2010 include an after-tax securities litigation credit of $12 million, or $0.04 per diluted common share. Net income and diluted earnings per common share for 2011 also included an after-tax gain of $72 million, or $0.28 per diluted share relating to our sale of MAP.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Weighted Average Diluted Common Shares Outstanding:    Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 251 million, 263 million and 273 million for 2012, 2011 and 2010. The decreases in the number of weighted average diluted common shares outstanding primarily reflect the cumulative effect of share repurchases over the past three years, partially offset by the exercise and settlement of share-based awards.

International Operations

International operations accounted for 8.6%, 8.9% and 8.6% of 2012, 2011 and 2010 consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 22, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for approximately $919 million, net of cash acquired. The total purchase price is subject to change due to working capital adjustments within 60 days of closing. The cash paid at acquisition was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of more than 850 independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to more than 160 independent pharmacies in Canada. Financial results for this acquisition were not included in the results of operations for 2012 as they were not material. These results will be included in the results of operations within our Canadian pharmaceutical distribution and services, which is part of our Distribution Solutions segment, beginning in the first quarter of 2013.

In April 2012, we purchased the remaining 50% interest in our corporate headquarters building located in San Francisco, California, for total cash of $90 million. The cash paid was funded from cash on hand. We previously held a 50% ownership interest and are the primary tenant in this building. This transaction will be accounted for as a step acquisition, which requires that we re-measure our previously held 50% interest to fair value and record the difference between the fair value and carrying value as a gain in the consolidated statements of operations. The re-measurement to fair value is anticipated to result in a pre-tax gain of approximately $75 million ($46 million after-tax). The pre-tax gain will be recorded within Corporate in the consolidated statements of operations during the quarter ending June 30, 2012.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes. The pro forma results of operations for our business acquisitions and the results of operations for these acquisitions since the acquisition date have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis. Refer to Financial Notes 2 and 12, “Business Combinations” and “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

2013 Outlook

Information regarding the Company’s 2013 outlook is contained in our Form 8-K dated April 30, 2012. This Form 8-K should be read in conjunction with the sections Item 1 – Business – Forward-Looking Statements and Item 1A – Risk Factors in Part 1 of this Annual Report on Form 10-K.

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

In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. During 2012, sales to our ten largest customers accounted for approximately 52% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“CVS”) and Rite Aid Corporation (“Rite Aid”), accounted for approximately 16% and 10% of our total consolidated revenues. At March 31, 2012, accounts receivable from our ten largest customers were approximately 49% of total accounts receivable. Accounts receivable from CVS, Wal-Mart Stores, Inc. (“Walmart”) and Rite Aid were approximately 17%, 10% and 9% of total accounts receivable. As a result, our sales and credit concentration is significant. A default in payments, a material reduction in purchases from these, or any other large customer or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity.

Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2012 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in the foreseeable future in our allowance for doubtful accounts as a percentage of net revenue.

At March 31, 2012, trade and notes receivables were $8,735 million prior to allowances of $111 million. In 2012, 2011 and 2010 our provision for bad debts was $30 million, $18 million and $17 million. At March 31, 2012 and 2011, the allowance as a percentage of trade and notes receivables was 1.3% and 1.5%. An increase or decrease of a hypothetical 0.1% in the 2012 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $9 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Inventories:  We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method and the cost of Canadian inventories is determined using the first-in, first-out (“FIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost generally determined by the standard cost method, which approximates average cost. Rebates, fees, cash discounts, allowances, chargebacks and other incentives received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $10.1 billion and $9.2 billion at March 31, 2012 and 2011.

The LIFO method was used to value approximately 88% and 87% of our inventories at March 31, 2012 and 2011. At March 31, 2012 and 2011, our LIFO reserves, net of LCM adjustments, were $107 million and $96 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2012, 2011 and 2010, we recognized net LIFO expense of $11 million, $3 million and $8 million within our consolidated statements of operations, which related to our non-pharmaceutical products. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.

We believe that the average cost or FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. Primarily due to continued net deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $76 million and $156 million higher than market as of March 31, 2012 and 2011. As a result, we recorded a LCM credit of $80 million in 2012 and a LCM charge of $44 million in 2011 within our consolidated statements of operations to adjust our LIFO inventories to market. During 2012, we experienced a decline in deflationary trends in generic pharmaceuticals as a result of a reduction in generic product launches as compared to the prior year.

In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We write down inventories, which are considered excess and obsolete, as a result of these reviews. These factors could make our estimates of inventory valuation differ from actual results.

Business Combinations:  We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.

Several methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Refer to Financial Note 2, “Business Combinations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information regarding our acquisitions.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Goodwill:    As a result of acquiring businesses, we have $5,032 million and $4,364 million of goodwill at March 31, 2012 and 2011. We maintain goodwill assets on our books unless the assets are considered to be impaired. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

Impairment testing is conducted at the reporting unit level, which is generally defined as a component – one level below our Distribution Solutions and Technology Solutions operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that unit. Components that have essentially similar operations, products, services and customers are aggregated as a single reporting unit. Management judgment is involved in determining which components may be combined and changes in these combinations could affect the outcome of the testing.

Impairment tests require that we compare the carrying value of net assets to the estimated fair value of net assets for the reporting units. Goodwill is reviewed for impairment utilizing either a qualitative or quantitative assessment. If we decide that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For reporting units where we perform a quantitative assessment, the fair values can be determined using the market, income or cost approach. To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. In addition, we compare the aggregate fair value of our reporting units to our market capitalization as further corroboration of the fair value.

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

In 2012, 2011 and 2010, we concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Supplier Reserves:    We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2012 and 2011, supplier reserves were $115 million and $102 million. The ultimate outcome of any outstanding claims may be different from our estimate. All of the supplier reserves at March 31, 2012 and 2011 pertain to our Distribution Solutions segment. An increase or decrease in the supplier reserve as a hypothetical 0.1% of trade payables at March 31, 2012 would result in an increase or decrease in the cost of sales of approximately $16 million in 2012. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets (net of valuation allowances) of $1,335 million and $1,297 million at March 31, 2012 and 2011 and deferred tax liabilities of $2,495 million and $2,261 million. Deferred tax assets primarily consist of net loss and credit carryforwards and timing differences on our compensation and benefit related accruals. Deferred tax liabilities primarily consist of basis differences for inventory valuation (including inventory valued at LIFO) and other assets. We established valuation allowances of $101 million and $99 million for 2012 and 2011 against certain deferred tax assets, which primarily relate to federal, state and foreign loss carryforwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, including those laws pertaining to LIFO, our cash flows could be materially impacted.

If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $19 million, or $0.08 per diluted share, for 2012.

Share-Based Compensation:    Our compensation programs include share-based compensation. We account for all share-based compensation transactions using a fair-value based measurement method. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For awards with performance conditions and multiple vest dates, we recognize the expense on a graded vesting basis. For awards with performance conditions and a single vest date, we recognize the expense on a straight-line basis.

We estimate the grant-date fair value of employee stock options using the Black-Scholes options-pricing model. Our estimates of employee stock option values rely on estimates of factors we input into the model. The key factors involve an estimate of future uncertain events. The key factors influencing the estimation process, among others, are the expected life of the option, the expected stock price volatility and the expected dividend yield. In determining the expected life of the option, we primarily use historical experience as our best estimate of future exercise patterns. We use a combination of historical and implied market volatility to determine the expected stock price volatility factor. We believe that this market-based input provides a better estimate of our future stock price movements and is consistent with employee stock option valuation considerations. Once the fair values of employee stock options are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from actual experience.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

In addition, we develop an estimate of the number of share-based awards, which will ultimately vest primarily based on historical experience. Changes in the estimated forfeiture rate can have a material effect on share-based compensation expense. If the actual forfeiture rate materially differs from the estimated forfeiture rate, then an adjustment is made to revise the estimated forfeiture rate, which will result in an increase or decrease to the expense recognized in the financial statements. We re-assess the estimated forfeiture rate established upon grant periodically throughout the requisite service period. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. The actual forfeitures in future reporting periods could be materially higher or lower than our current estimates.

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

Net cash flow from operating activities was $2,950 million in 2012 compared to $2,338 million in 2011 and $2,316 million in 2010. Operating activities for 2012 reflect an increase in drafts and accounts payable primarily associated with longer payment terms for certain purchases, partially offset by an increase in receivables and higher inventories primarily associated with revenue growth.

Operating activities for 2011 reflect an increase in receivables primarily associated with revenue growth, partially offset by improved management of inventories and longer payment terms for certain purchases.

Operating activities for 2010 were primarily affected by improved management of drafts and accounts payable, partially offset by an increase in inventories due to our revenue growth and the AWP litigation private payer settlement payments of $350 million.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.

Net cash used in investing activities was $1,502 million in 2012 compared to $624 million in 2011 and $309 million in 2010. Investing activities for 2012 included $1,156 million of cash payments for acquisitions, including $919 million for our acquisition of the Katz Assets. Investing activities in 2012 also included $225 million and $178 million in capital expenditures for property acquisitions and capitalized software.

Investing activities for 2011 included $292 million of cash payments for acquisitions, including $244 million for our acquisition of US Oncology, and $109 million of cash received from the sale of MAP. Investing activities in 2011 also included $233 million and $155 million in capital expenditures for property acquisitions and capitalized software. Investing activities for 2010 included $199 million and $179 million in capital expenditures for property acquisitions and capitalized software and the release of $55 million of restricted cash from escrow related to the AWP private litigation settlement payments.

Financing activities utilized cash of $1,905 million in 2012 compared to $1,841 million in 2011 and $421 million in 2010. Financing activities for 2012 included $1,850 million of cash paid for share repurchases, $400 million of cash paid on the maturity of our 7.75% Notes in February 2012, $195 million of dividends paid, $400 million of cash receipts from secured borrowings and $167 million of cash receipts from employees’ exercises of stock options.

Financing activities for 2011 reflect $1,689 million of cash received from the issuance of long-term debt. In February 2011, we issued $600 million of 3.25% notes due 2016, $600 million of 4.75% notes due 2021, and $500 million of 6.00% notes due 2041. Net proceeds from the issuance of the long-term notes, after discounts and offering expenses, were used to pay off the $1,730 million of debt assumed as part of the acquisition of US Oncology. Also as part of our acquisition of US Oncology, we borrowed $1,000 million for bridge financing which was fully repaid by February 2011. Financing activities for 2011 also included $2,050 million of cash paid for share repurchases, $171 million of cash paid for dividends and $367 million of cash receipts from employees’ exercises of stock options.

Financing activities for 2010 included $323 million of cash paid for share repurchases and $218 million of cash paid on our long-term debt, which primarily consisted of $215 million paid on the maturity of our 9.13% Series C Senior Notes in March 2010, $131 million of cash paid for dividends and $212 million of cash receipts from employees’ exercises of stock options.

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

The Board authorized the repurchase of the Company’s common stock as follows: $1.0 billion in April 2010, $1.0 billion in October 2010, $1.0 billion in April 2011 and $650 million in January 2012.

Total share repurchases transacted through ASR programs and open market transactions over the last three years were as follows:

	Years Ended March 31,
(In millions, except per share data)	2012	2011	2010

Number of shares repurchased (1)	20	29	8
Average price paid per share	$83.47	$69.62	$41.47
Total value of shares repurchased	$1,850	$2,032	$299

(1)	Excludes shares surrendered for tax withholding.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

In 2012 and 2011, the majority of our share repurchases were transacted through a number of ASR programs with third party financial institutions as follows: $1.0 billion in May 2010, $275 million in March 2011, $650 million in May 2011 and $1.2 billion in March 2012. In 2010, all of our share repurchases were conducted through open market transactions. All programs were funded with cash on hand.

In March 2012, we entered into an ASR program with a third party financial institution to repurchase $1.2 billion of the Company’s common stock. As of March 31, 2012, we had received 12 million shares representing the minimum number of shares due under this program, and the average price paid per share of $87.19 was based on the average daily volume-weighted average price of our common stock less a discount calculated as of March 31, 2012. The total number of shares to be ultimately repurchased by us and the final settlement price per share will be determined at the completion of this program based on the average daily volume-weighted average price of our common stock during the program, less a discount. This program is anticipated to be completed no later than the second quarter of 2013.

In April 2012, the Board authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion.

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

Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2012	2011	2010

Cash and cash equivalents	$3,149	$3,612	$3,731
Working capital	1,917	3,631	4,492
Debt, net of cash and cash equivalents	831	392	(1,434)
Debt to capital ratio (1)	36.8%	35.7%	23.4%
Net debt to net capital employed (2)	10.8%	5.1%	(23.5)%
Return on stockholders’ equity (3)	19.7%	16.9%	18.7%

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.
(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).
(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.

Our cash and equivalents balance as of March 31, 2012 included approximately $1.4 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax. During the fourth quarter of 2011 and pursuant to IRS regulations, we temporarily borrowed and repaid $1.0 billion of cash held by our subsidiaries outside the United States. The duration of this temporary loan to the United States was less than 60 days.

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

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Consolidated working capital decreased at March 31, 2012 compared to March 31, 2011 primarily due to increases in drafts and accounts payable and other accrued liabilities, partially offset by increases in receivables and inventories. Consolidated working capital decreased at March 31, 2011 compared to March 31, 2010, primarily due to increases in drafts and accounts payables, other accrued liabilities and the current portion of long-term debt, partially offset by an increase in receivables.

Our ratio of net debt to net capital employed increased at March 31, 2012 compared to March 31, 2011 primarily due to a lower cash and cash equivalents balance. Our ratio of net debt to net capital employed increased at March 31, 2011 compared to March 31, 2010 primarily due to an increase in total debt as a result of the US Oncology acquisition.

In May 2010, the quarterly dividend was raised from $0.12 to $0.18 per common share and in April 2011, the quarterly dividend was raised from $0.18 to $0.20 per common share. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2012, 2011 and 2010, we paid total cash dividends of $195 million, $171 million and $131 million.

Contractual Obligations:

The table below presents our significant financial obligations and commitments at March 31, 2012:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5

On balance sheet
Long-term debt (1)	$3,580	$508	$353	$1,100	$1,619
Other (2)	405	49	180	66	110
Off balance sheet
Interest on borrowings (3)	1,787	195	313	269	1,010
Purchase obligations (4)	576	476	90	10	—
Operating lease obligations (5)	868	188	280	167	233
Customer guarantees (6)	166	107	35	3	21

Total	$7,382	$1,523	$1,251	$1,615	$2,993

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of capital lease obligations.
(2)	Represents our estimated benefit payments for the unfunded benefit plans and minimum funding requirements for the pension plans.
(3)	Primarily represents interest that will become due on our fixed rate long-term debt obligations.
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

At March 31, 2012, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $504 million. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the contractual obligations table.

In addition, at March 31, 2012, our banks and insurance companies have issued $86 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Credit Resources:

We fund our working capital requirements primarily with cash and cash equivalents, as well as, short-term borrowings under the accounts receivable sales facility, revolving credit facility and from commercial paper issuances.

Senior Bridge Term Loan Facility

In connection with our execution of an agreement to acquire US Oncology, in November 2010, we entered into a $2.0 billion unsecured Senior Bridge Term Loan Agreement (“Bridge Loan”). In December 2010, we reduced the Bridge Loan commitment to $1.0 billion. On January 31, 2011, we borrowed $1.0 billion under the Bridge Loan. On February 28, 2011, we repaid the funds obtained under the Bridge Loan with long-term debt, as further described below, and the Senior Bridge Term Loan Agreement was terminated. During the time it was outstanding, the Bridge Loan bore interest of 1.76%, which was based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Bridge Loan fees in 2011 of $25 million were included in interest expense.

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

We repaid our $400 million 7.75% Notes in February 2012 and our $215 million 9.13% Series C Senior notes in March 2010, both of which had matured.

Accounts Receivable Sales Facility

In May 2011, we renewed our existing accounts receivable sales facility for a one year period under terms substantially similar to those previously in place. The committed capacity of this facility is $1.35 billion, although, from time-to-time, the available amount of this facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. During 2012, we borrowed $400 million under this facility. There were no borrowings in 2011 under this facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding, which are included in short-term borrowings and receivables in the consolidated balance sheets, under this facility. At March 31, 2011 there were no secured borrowings or related securitized accounts receivables outstanding under this facility. The current accounts receivable sales facility will expire in May 2012. We anticipate renewing this facility before its expiration.

Additional information regarding our accounts receivable sales facility is included in Financial Notes 1 and 12, “Significant Accounting Policies” and “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION

FINANCIAL REVIEW (Continued)

Revolving Credit Facility

In September 2011, we renewed our existing syndicated $1.3 billion five-year senior unsecured revolving credit facility, which was scheduled to mature in June 2012. This renewed credit facility has terms and conditions substantially similar to those previously in place and matures in September 2016. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this credit facility during 2012, 2011 and 2010. As of March 31, 2012 and 2011, there were no borrowings outstanding under this credit facility.

Commercial Paper

There were no commercial paper issuances during 2012, 2011 and 2010 and no amount outstanding at March 31, 2012 and 2011.

Debt Covenant

Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating the debt to capital ratio under this covenant, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2012, we were in compliance with our financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.

Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions.

RELATED PARTY BALANCES AND TRANSACTIONS

Information regarding our related party balances and transactions is included in Financial Note 21, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by a hypothetical 50 bp in 2012, interest expense would not have been materially different from that reported.

Our cash and cash equivalents balances earn interest at variable rates. Should interest rates decline, our interest income may be negatively impacted. If the underlying weighted average interest rate on our cash and cash equivalents balances changed by 50 bp in 2012, interest income would have increased or decreased by approximately $18 million. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.

As of March 31, 2012 and 2011, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $4.1 billion and $4.3 billion. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been realized or that will be realized in the future. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.

Foreign exchange risk: We derive revenues and earnings from Canada, the United Kingdom, Ireland, other European countries, Israel and Mexico, which exposes us to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency investments and loans. As of March 31, 2012, a hypothetical adverse 10% change in quoted foreign currency exchange rates would not have had a material impact on our net fair value of financial instruments that have exposure to foreign currency risk.

McKESSON CORPORATION

Item 8.	Financial Statements and Supplementary Data

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. This audit report appears on page 53 of this Annual Report on Form 10-K.

May 2, 2012

/s/ John H. Hammergren
John H. Hammergren
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McKesson Corporation:

We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2012. Our audits also included the consolidated financial statement schedule (“financial statement schedule”) listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ Deloitte & Touche LLP

San Francisco, California

May 2, 2012

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended March 31,
	2012	2011	2010
Revenues	$122,734	$112,084	$108,702
Cost of Sales	116,167	106,114	103,026

Gross Profit	6,567	5,970	5,676
Operating Expenses
Selling	764	767	746
Distribution	997	920	882
Research and development	440	407	376
Administrative	2,068	1,842	1,684
Litigation charges (credit), net	149	213	(20)

Total Operating Expenses	4,418	4,149	3,668

Operating Income	2,149	1,821	2,008
Other Income, Net	21	36	43
Interest Expense	(251)	(222)	(187)

Income from Continuing Operations Before Income Taxes	1,919	1,635	1,864
Income Tax Expense	(516)	(505)	(601)

Income from Continuing Operations	1,403	1,130	1,263
Discontinued Operation – gain on sale, net of tax	—	72	—

Net Income	$1,403	$1,202	$1,263

Earnings Per Common Share
Diluted
Continuing operations	$5.59	$4.29	$4.62
Discontinued operation – gain on sale	—	0.28	—

Total	$5.59	$4.57	$4.62

Basic
Continuing operations	$5.70	$4.37	$4.70
Discontinued operation – gain on sale	—	0.28	—

Total	$5.70	$4.65	$4.70

Weighted Average Common Shares
Diluted	251	263	273
Basic	246	258	269

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$3,149	$3,612
Receivables, net	9,977	9,187
Inventories, net	10,073	9,225
Prepaid expenses and other	404	333

Total Current Assets	23,603	22,357
Property, Plant and Equipment, Net	1,043	991
Goodwill	5,032	4,364
Intangible Assets, Net	1,750	1,456
Other Assets	1,665	1,718

Total Assets	$33,093	$30,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$16,114	$14,090
Short-term borrowings	400	—
Deferred revenue	1,423	1,321
Deferred tax liabilities	1,092	1,037
Current portion of long-term debt	508	417
Other accrued liabilities	2,149	1,861

Total Current Liabilities	21,686	18,726

Long-Term Debt	3,072	3,587
Other Noncurrent Liabilities	1,504	1,353
Other Commitments and Contingent Liabilities (Note 19)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at March 31, 2012 and 2011, 373 and 369 shares issued at March 31, 2012 and 2011	4	4
Additional Paid-in Capital	5,571	5,339
Retained Earnings	9,451	8,250
Accumulated Other Comprehensive Income	5	87
Other	4	10
Treasury Shares, at Cost, 138 and 117 at March 31, 2012 and 2011	(8,204)	(6,470)

Total Stockholders’ Equity	6,831	7,220

Total Liabilities and Stockholders’ Equity	$33,093	$30,886

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2012, 2011 and 2010

(In millions, except per share amounts)

			Additional Paid-in	Other	Retained	Accumulated Other Comprehensive	Treasury
	Common Stock						Common		Stockholders’	Other Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Income
Balances, March 31, 2009	351	$4	$4,417	$(8)	$6,103	$(179)	(80)	$(4,144)	$6,193
Issuance of shares under employee plans	8		218				(1)	(24)	194
Share-based compensation			114						114
Tax benefit related to issuance of shares under employee plans			11						11
Translation adjustments						238			238	$238
Unrealized net loss and other components of benefit plans, net of tax benefit of $32						(53)			(53)	(53)
Net income					1,263				1,263	1,263
Repurchase of common stock							(7)	(299)	(299)
Cash dividends declared, $0.48 per common share					(131)				(131)
Other			(4)	(4)	1			9	2

Balances, March 31, 2010	359	$4	$4,756	$(12)	$7,236	$6	(88)	$(4,458)	$7,532	$1,448

Issuance of shares under employee plans	10		370					(17)	353
Share-based compensation			137						137
Tax benefit related to issuance of shares under employee plans			113						113
Translation adjustments						76			76	$76
Net income					1,202				1,202	1,202
Repurchase of common stock			(37)				(29)	(1,995)	(2,032)
Cash dividends declared, $0.72 per common share					(188)				(188)
Other				22		5			27	5

Balances, March 31, 2011	369	$4	$5,339	$10	$8,250	$87	(117)	$(6,470)	$7,220	$1,283

Issuance of shares under employee plans	4		167				(1)	(24)	143
Share-based compensation			154						154
Tax benefit related to issuance of shares under employee plans			46						46
Translation adjustments						(56)			(56)	$(56)
Unrealized net loss and other components of benefit plans, net of tax benefit of $9						(21)			(21)	(21)
Net income					1,403				1,403	1,403
Repurchase of common stock			(140)				(20)	(1,710)	(1,850)
Cash dividends declared, $0.80 per common share					(202)				(202)
Other			5	(6)		(5)			(6)	(5)

Balances, March 31, 2012	373	$4	$5,571	$4	$9,451	$5	(138)	$(8,204)	$6,831	$1,321

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended March 31,
	2012	2011	2010
Operating Activities
Net income	$1,403	$1,202	$1,263
Discontinued operation – gain on sale, net of tax	—	(72)	—
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	140	139	148
Amortization	411	357	326
Provision for bad debts	30	18	17
Other deferred taxes	242	184	161
Share-based compensation expense	154	137	114
Impairment of capitalized software held for sale	—	72	—
Other non-cash items	66	12	(20)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(770)	(673)	(133)
Inventories	(878)	367	(782)
Drafts and accounts payable	2,027	533	1,340
Deferred revenue	66	42	27
Taxes	15	33	88
Litigation charges (credit)	149	213	(20)
Litigation settlement payments	(26)	(26)	(350)
Deferred tax (benefit) expense on litigation	(78)	(56)	116
Other	(1)	(144)	21

Net cash provided by operating activities	2,950	2,338	2,316

Investing Activities
Property acquisitions	(225)	(233)	(199)
Capitalized software expenditures	(178)	(155)	(179)
Acquisitions, net of cash and cash equivalents acquired	(1,156)	(292)	(18)
Proceeds from sale of businesses	—	109	1
Restricted cash for litigation charges	(32)	—	55
Other	89	(53)	31

Net cash used in investing activities	(1,502)	(624)	(309)

Financing Activities
Proceeds from short-term borrowings	400	1,000	5
Repayments of short-term borrowings	—	(1,000)	(6)
Proceeds from issuances of long-term debt	—	1,689	—
Repayments of long-term debt	(430)	(1,730)	(218)
Common stock transactions:
Issuances	167	367	212
Share repurchases, including shares surrendered for tax withholding	(1,874)	(2,050)	(323)
Dividends paid	(195)	(171)	(131)
Other	27	54	40

Net cash used in financing activities	(1,905)	(1,841)	(421)

Effect of exchange rate changes on cash and cash equivalents	(6)	8	36

Net increase (decrease) in cash and cash equivalents	(463)	(119)	1,622
Cash and cash equivalents at beginning of year	3,612	3,731	2,109

Cash and cash equivalents at end of year	$3,149	$3,612	$3,731

Supplemental Cash Flow Information
Cash paid for:
Interest	$228	$244	$188
Income taxes, net of refunds	337	347	234
Non-cash item:
Fair value of debt assumed on acquisition	$—	$(1,891)	$—

See Financial Notes

McKESSON CORPORATION

FINANCIAL NOTES

1.	Significant Accounting Policies

Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns) delivers pharmaceuticals, medical supplies and health care information technologies that make health care safer while reducing costs. We conduct our business through two operating segments, McKesson Distribution Solutions and McKesson Technology Solutions, as further described in Financial Note 22, “Segments of Business.”

Basis of Presentation: The consolidated financial statements and accompanying notes are prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. We also evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs we consolidate such entities into our financial statements. The consolidated VIEs are not material to our consolidated financial statements. Intercompany transactions and balances have been eliminated.

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

Cash is primarily held in non-interest bearing accounts and is fully insured by the Federal Deposit Insurance Corporation regardless of the dollar amount. Cash equivalents are primarily invested in AAA rated prime money market funds denominated in US dollars, Canadian government securities and a AAA rated prime money market fund denominated in British pound sterling.

The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.

Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within prepaid expenses and other in the consolidated balance sheets. At March 31, 2012 and 2011, restricted cash was not material.

Marketable Securities Available for Sale: We carry our marketable securities, which are available for sale, at fair value and they are included in prepaid expenses and other in the consolidated balance sheets. The net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2012 and 2011, marketable securities were not material.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Concentrations of Credit Risk and Receivables: Our trade receivables are subject to a concentration of credit risk with customers primarily in our Distribution Solutions segment. During 2012, sales to our ten largest customers accounted for approximately 52% of our total consolidated revenues. Sales to our two largest customers, CVS Caremark Corporation (“CVS”) and Rite Aid Corporation (“Rite Aid”), accounted for approximately 16% and 10% of our total consolidated revenues. At March 31, 2012, accounts receivable from our ten largest customers were approximately 49% of total accounts receivable. Accounts receivable from CVS, Wal-Mart Stores, Inc. (“Walmart”) and Rite Aid were approximately 17%, 10% and 9% of total accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. The accounts receivables balances are with individual members of the GPOs. A default in payment, a material reduction in purchases from these, or any other large customers or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to a concentration of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.

Financing Receivables: We assess and monitor credit risk associated with financing receivables, namely lease and notes receivables, through regular review of our collection experience in determining our allowance for loan losses. On an ongoing basis, we also evaluate credit quality of our financing receivables utilizing aging of receivables and write-offs, as well as consider existing economic conditions, to determine if an allowance is necessary. As of March 31, 2012 and 2011, financing receivables and the related allowance were not material to our consolidated financial statements.

Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the last-in, first-out (“LIFO”) method and the cost of Canadian inventories is determined using the first-in, first-out (“FIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost generally determined by the standard cost method, which approximates average cost. Rebates, fees, cash discounts, allowances, chargebacks and other incentives received from vendors are generally accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.

The LIFO method was used to value approximately 88% and 87% of our inventories at March 31, 2012 and 2011. At March 31, 2012 and 2011, our LIFO reserves, net of LCM adjustments, were $107 million and $96 million. LIFO reserves include both pharmaceutical and non-pharmaceutical products. In 2012, 2011 and 2010, we recognized net LIFO expense of $11 million, $3 million and $8 million within our consolidated statements of operations, which related to our non-pharmaceutical products. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.

We believe that the average cost or FIFO inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. Primarily due to continued net deflation in generic pharmaceutical inventories, pharmaceutical inventories at LIFO were $76 million and $156 million higher than market as of March 31, 2012 and 2011. As a result, we recorded a LCM credit of $80 million in 2012 and a LCM charge of $44 million in 2011 within our consolidated statements of operations to adjust our LIFO inventories to market.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Shipping and Handling Costs: We include all costs to warehouse, pick, pack and deliver inventory to our customers in distribution expenses.

Property, Plant and Equipment: We state our property, plant and equipment at cost and depreciate them under the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to 30 years.

Goodwill: Goodwill is tested for impairment on an annual basis in the fourth quarter or more frequently if indicators for potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as a component — one level below our Distribution Solutions and Technology Solutions operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that unit. Components that have essentially similar operations, products, services and customers are aggregated as a single reporting unit.

Impairment tests require that we compare the carrying value of our reporting units to the estimated fair value of the reporting units. Goodwill is reviewed for impairment utilizing either a qualitative or quantitative assessment. If we decide that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For reporting units where we perform a quantitative assessment, the fair value of a reporting unit is based upon a number of considerations including projections of revenues, earnings and discounted cash flows and determination of market value multiples for similar businesses or guideline companies whose securities are actively traded in public markets. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. In addition, we compare the aggregate of the reporting units’ fair value to the Company’s market capitalization as a further corroboration of the fair value. The testing requires a complex series of assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations. There were no goodwill impairments during 2012, 2011, or 2010.

Intangible Assets: Currently all of our intangible assets are subject to amortization and are generally amortized on a straight line basis over their estimated useful lives, ranging from one to twenty years. We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no material impairments of intangible assets during 2012, 2011 or 2010.

Capitalized Software Held for Sale: Development costs for software held for sale, which primarily pertain to our Technology Solutions segment, are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of approximately three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. As of March 31, 2012 and 2011, capitalized software held for sale was $144 million and $152 million, net of accumulated amortization and was included in other assets in the consolidated balance sheets.

Additional information regarding our capitalized software held for sale is as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010
Amounts capitalized	$47	$64	$75
Amortization expense	53	75	67
Impairment charge	—	72	—
Third-party royalty fees paid	95	72	63

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over the assets’ estimated useful lives ranging from one to ten years. As of March 31, 2012 and 2011, capitalized software held for internal use was $445 million and $446 million, net of accumulated amortization of $902 million and $778 million, and was included in other assets in the consolidated balance sheets.

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

Revenue Recognition: Revenues for our Distribution Solutions segment are recognized when product is delivered and title passes to the customer or when services have been rendered and there are no further obligations to the customer.

Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for full credit. Sales returns are accrued based on estimates at the time of sale to the customer. Sales returns from customers were approximately $1.6 billion in 2012, $1.4 billion in 2011 and $1.2 billion in 2010. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.

The revenues for our Distribution Solutions segment include large volume sales of pharmaceuticals to a limited number of large customers who warehouse their own product. We order bulk product from the manufacturer, receive and process the product through our central distribution facility and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. Sales to customers’ warehouses amounted to $20.5 billion in 2012, $18.6 billion in 2011, and $21.4 billion in 2010. We also record revenues for direct store deliveries from most of these same customers. Direct store deliveries are shipments from the manufacturer to our customers of a limited category of products that require special handling. We assume the primary liability to the manufacturer for these products.

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

Our Distribution Solutions segment also engages in multiple-element arrangements, which may contain a combination of various products and services. Revenue from a multiple element arrangement is allocated to the separate elements based on estimates of fair value and recognized in accordance with the revenue recognition criteria applicable to each element. If fair value cannot be established for any undelivered element, all of the arrangement’s revenue is deferred until delivery of the last element has occurred and services have been performed or until fair value can objectively be determined for any remaining undelivered elements. Effective April 1, 2011, revenue from a multiple element arrangement is allocated to the separate elements, based on the best estimate of selling prices if neither objective evidence nor third party evidence of selling prices exists for all new arrangements or materially modified existing arrangements.

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

This segment also engages in multiple-element arrangements, which may contain any combination of software, hardware, implementation or consulting services, or maintenance services. When some elements are delivered prior to others in an arrangement and vendor-specific objective evidence of fair value (“VSOE”) exists for the undelivered elements, revenue for the delivered elements is recognized upon delivery of such items. The segment establishes VSOE for hardware and implementation and consulting services based on the price charged when sold separately, and for maintenance services, based on renewal rates offered to customers. Revenue for the software element is recognized under the residual method only when fair value has been established for all of the undelivered elements in an arrangement. If fair value cannot be established for any undelivered element, all of the arrangement’s revenue is deferred until the delivery of the last element or until the fair value of the undelivered element is determinable. Effective April 1, 2011, we adopted the revised revenue recognition guidance which removed from the scope of software revenue recognition guidance tangible products containing software component and non-software component that function together to deliver the product’s essential functionality. This amended accounting guidance was applied prospectively for all arrangements entered into after April 1, 2011 or materially modified after that date.

Our Technology Solutions segment also includes revenues from disease management programs provided to various states’ Medicaid programs. These service contracts include provisions for achieving certain cost-savings and clinical targets. If the targets are not met for certain of these contracts, a portion, or all, of the revenue must be refunded to the customer. We recognize revenue during the term of the contract by assessing actual performance against contractual targets and then determining the amount the customer would be legally obligated to pay if the contract terminated as of the measurement date. These assessments include estimates of medical claims and other data in accordance with the contract methodology. Because complete data is unavailable until six to nine months after the measurement period, there is generally a significant time delay between recording the accrual and the final settlement of the contract. If data is insufficient to assess performance or we have not met the targets, we defer recognition of the revenue. As of March 31, 2012 and 2011, we had deferred $3 million and $25 million related to these types of contracts, which was included in deferred revenue in the consolidated balance sheets. We generally have been successful in achieving performance targets under these agreements.

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

Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2012 and 2011, supplier reserves were $115 million and $102 million. The ultimate outcome of any outstanding claim may be different than our estimate. All of the supplier reserves at March 31, 2012 and 2011 pertain to our Distribution Solutions segment.

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

Foreign Currency Translation: Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. Cumulative currency translation adjustments are included in accumulated other comprehensive income or losses in the stockholders’ equity section of the consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2012, 2011 or 2010.

Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income or losses and are recognized in the consolidated statements of operations when the hedged item affects earnings. We periodically evaluate hedge effectiveness, and ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings.

Share-Based Compensation: We account for all share-based compensation transactions using a fair-value based measurement method. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period for those awards with graded vesting and service conditions. For awards with performance conditions and multiple vest dates, we recognize the expense on a graded vesting basis. For awards with performance conditions and a single vest date, we recognize the expense on a straight-line basis. The compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees.

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

Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.

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

Fair Value Measurements and Disclosures: In 2012, we adopted amended guidance related to clarification on how to measure fair values and additional disclosure requirements related to fair value measurements and the roll-forward activity of Level 3 fair value measurements, which are measured based on significant unobservable inputs. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.

Goodwill: In 2012, we adopted amended guidance related to goodwill impairment testing. The amended guidance provides the option to perform a qualitative assessment by applying a more likely than not determination as to whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. This amended guidance was effective for us commencing in the first quarter of 2013. Early adoption was permitted. The amended guidance was early adopted and did not have a material effect on our consolidated financial statements.

Multiemployer Pension and Other Postretirement Benefit Plans: In 2012, we adopted amended guidance related to an employer’s participation in multiemployer pension and other postretirement benefit plans, which require employers to provide additional quantitative and qualitative disclosures for these types of plans. The amended guidance was adopted on a retrospective basis. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, amended guidance related to the presentation of other comprehensive income was issued. The amended guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income as determined under current accounting guidance. In December 2011, an amendment to this guidance was issued, which defers the requirement to present reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2013. We do not expect the adoption of the amended guidance to have a material effect on our consolidated financial statements.

In December 2011, disclosure guidance related to the offsetting of assets and liabilities was issued. The guidance requires an entity to disclose information about offsetting and related arrangements for recognized financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

During the third quarter of 2012, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were completed. The following table summarizes the final amounts of the fair values recognized for the assets acquired and liabilities assumed as of the acquisition date, as well as measurement period adjustments made in the first nine months of 2012 to the amounts initially recorded in 2011. The measurement period adjustments during the first nine months of 2012 did not have a material impact on our consolidated statements of operations, balance sheets or cash flows in any period, and, therefore, we have not retrospectively adjusted our financial statements.

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Final as Adjusted)

Current assets, net of cash acquired	$662	$(13)	$649
Goodwill	808	20	828
Intangible assets	1,007	(14)	993
Other long-term assets	354	(6)	348
Current liabilities	(489)	(1)	(490)
Current portion of long-term debt	(1,735)	—	(1,735)
Other long-term liabilities	(338)	16	(322)
Other stockholders’ equity	(25)	(2)	(27)

Net assets acquired, less cash and cash equivalents	$244	$—	$244

(1)	As previously reported in our Form 10-K for the year ended March 31, 2011.

Included in the purchase price allocation are acquired identifiable intangibles of $993 million, the fair value of which was determined by using Level 3 inputs, which are estimated using significant unobservable inputs. Acquired intangible assets primarily consist of $721 million of service agreements and $185 million of customer lists. The estimated weighted average lives of the service agreements, customer lists and total acquired intangible assets are 18 years, 10 years and 16 years. The fair value of the debt acquired was determined primarily by using Level 3 inputs. Refer to Financial Note 12, “Debt and Financing Activities,” for additional information on the assumption and funding of acquired debt. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business.

On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for approximately $919 million, net of cash acquired. The total purchase price is subject to change due to working capital adjustments within 60 days of closing. The cash paid at acquisition was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of more than 850 independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to more than 160 independent pharmacies in Canada.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Amounts Recognized as of Acquisition Date (Provisional)

Current assets, net of cash acquired	$33
Goodwill	506
Intangible assets	441
Other long-term assets	15
Current liabilities	(37)
Long-term deferred tax liabilities	(39)

Net assets acquired, less cash and cash equivalents	$919

Due to the recent timing of the acquisition, these amounts are subject to change within the measurement period as our fair value assessments are finalized.

Included in the purchase price allocation are acquired identifiable intangibles of $441 million, the fair value of which was determined by using Level 3 inputs, which are estimated using significant unobservable inputs. Acquired intangibles primarily consist of $317 million of service agreements and $114 million of trademarks and trade names. Service agreements, trademarks and trade names and total acquired intangibles assets each has an estimated weighted average life of 20 years. The excess of the purchase price over the net tangible and intangible assets of approximately $506 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. The amount of goodwill expected to be deductible for tax purposes is $287 million.

Financial results for the acquired Katz Assets were not included in the results of operations for 2012 as they were not material. These results will be included in the results of operations within our Canadian pharmaceutical distribution and services, which is part of our Distribution Solutions segment, beginning in the first quarter of 2013.

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

Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes. The pro forma results of operations for our business acquisitions and the results of operations for these acquisitions since the acquisition date have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in 2012, 2011 and 2010.

Impact on Net Income

The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

RSUs (1)	$97	$79	$47
PeRSUs (2)	24	27	39
Stock options	23	22	19
Employee stock purchase plan	10	9	9

Share-based compensation expense	154	137	114
Tax benefit for share-based compensation expense (3)	(55)	(48)	(41)

Share-based compensation expense, net of tax	$99	$89	$73

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.
(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.
(3)	Income tax expense is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.

Stock Plans

The 2005 Stock Plan provides our employees, officers and non-employee director’s share-based long-term incentives. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, restricted stock, RSUs, PeRSUs and other share-based awards. As of March 31, 2012, 9.3 million shares remain available for future grant under the 2005 Stock Plan.

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

–

Expected life of the options is based primarily on historical employee stock option exercises and other behavior data and reflects the impact of changes in contractual life of current option grants compared to our historical grants.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2012	2011	2010
Expected stock price volatility	27%	29%	33%
Expected dividend yield	1.0%	1.1%	0.7%
Risk-free interest rate	2%	3%	2%
Expected life (in years)	5	5	5

The following is a summary of options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding At Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$ 27.35 - $ 41.02	3	3	$38.09	1	$36.52
$ 41.03 - $ 54.70	1	1	45.99	1	46.36
$ 54.71 - $ 68.37	3	4	63.01	2	61.20
$ 68.38 - $ 84.41	1	6	83.04	—	74.57

	8			4

The following table summarizes stock option activity during 2012, 2011 and 2010:

(In millions, except per share data and years)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)

Outstanding, March 31, 2009	19	$39.28	3	$33
Granted	2	40.59
Exercised	(5)	33.34

Outstanding, March 31, 2010	16	$41.26	3	$394
Granted	1	67.95
Exercised	(8)	37.63

Outstanding, March 31, 2011	9	$49.01	4	$269
Granted	1	83.30
Exercised	(2)	42.20

Outstanding, March 31, 2012	8	$56.88	4	$226

Vested and expected to vest (1)	7	$56.71	4	$225
Vested and exercisable, March 31, 2012	4	49.86	3	142

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.
(2)	The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The following table provides data related to stock option activity:

Years Ended March 31,
(In millions, except per share data and years)	2012	2011	2010

Weighted-average grant date fair value per stock option	$ 20.32	$ 18.37	$ 12.56
Aggregate intrinsic value on exercise	$ 108	$ 276	$ 115
Cash received upon exercise	$ 113	$ 319	$ 165
Tax benefits realized related to exercise	$ 40	$ 106	$ 37
Total fair value of stock options vested	$ 23	$ 21	$ 16
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$ 40	$ 41	$ 37
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1	1	1

RSUs and PeRSUs

RSUs, which entitle the holder to receive at the end of a vesting term a specified number of shares of the Company’s common stock, are accounted for at fair value at the date of grant. Total compensation expense for RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company’s common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in three to four years. We recognize expense for RSUs with a single vest date on a straight-line basis over the requisite service period. We have elected to expense the grant date fair value of RSUs with only graded vesting and service conditions on a straight-line basis over the requisite service period.

Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may choose to receive payment immediately or defer receipt of the underlying shares if they meet director stock ownership guidelines. At March 31, 2012, 128,000 RSUs for our directors are vested, but shares have not been issued.

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

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The following table summarizes RSU activity during 2012, 2011 and 2010:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2009	3	$54.70
Granted	2	40.94
Vested	(1)	50.42

Nonvested, March 31, 2010	4	$49.21
Granted	3	67.84
Vested	(1)	61.05

Nonvested, March 31, 2011	6	$57.79
Granted	2	82.71
Vested	(1)	57.95

Nonvested, March 31, 2012	7	$65.14

The following table provides data related to RSU activity:

	Years Ended March 31,

(Dollars in millions)	2012	2011	2010
Total fair value of shares vested	$44	$43	$ 74
Total compensation cost, net of estimated forfeitures, related to nonvested RSU awards not yet recognized, pre-tax	$143	$131	$ 61
Weighted-average period in years over which RSU cost is expected to be recognized	3	2	2

In May 2011, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2013 (the “2012 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of RSUs. As of March 31, 2012, the total pre-tax compensation expense, net of estimated forfeitures, related to nonvested 2012 PeRSUs not yet recognized was approximately $81 million, (based on the period-end market price of the Company’s common stock) and the weighted-average period over which the cost is expected to be recognized is 3 years.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP under which 16 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant. In 2012, 2011 and 2010, 1 million shares were issued under the ESPP and 2 million shares remain available for issuance at March 31, 2012.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

4.	Product Alignment and Asset Impairment Charges

During the third quarter of 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within our Technology Solutions segment. As part of this alignment strategy, we will be converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon’s Microsoft®–based platform over time. Additionally, we have stopped development of our Horizon Enterprise Revenue Management™ (“HzERM”) software product. The plan resulted in a pre-tax charge of $51 million in 2012, of which $31million was recorded to cost of sales and $20 million was recorded to operating expenses within our Technology Solutions segment. The majority of these charges were incurred in the third quarter of 2012. The pre-tax charge includes $24 million of non-cash asset impairment charges, primarily for the write-off of prepaid licenses and commissions and capitalized internal use software that were determined to be obsolete as they would not be utilized going forward, $10 million for severance, $7 million for customer allowances and $10 million for other charges.

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

5.	Other Income, Net

	Years Ended March 31,
(In millions)	2012	2011	2010

Interest income	$19	$18	$16
Equity in earnings (loss), net (1)	9	(6)	6
Reimbursement of post-acquisition interest expense	—	16	—
Gain on sale of investment (1)	—	—	17
Impairment of an investment	(6)	—	—
Other, net	(1)	8	4

Total	$21	$36	$43

(1)	Recorded within our Distribution Solutions segment.

In 2011, other income, net included a credit of $16 million representing the reimbursement of post-acquisition interest expense by the former shareholders of US Oncology, which is recorded in Corporate.

In 2010, we sold our 50% equity interest in McKesson Logistics Solutions LLC, a Canadian logistics company, for a pre-tax gain of $17 million or $14 million after-tax.

We evaluate our investments for impairment when events or changes in circumstances indicate that the carrying values of such investments may have experienced an other-than-temporary decline in value.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

6.	Income Taxes

	Years Ended March 31,
(In millions)	2012	2011	2010

Income from continuing operations before income taxes
U.S.	$1,316	$1,161	$1,340
Foreign	603	474	524

Total income from continuing operations before income taxes	$1,919	$1,635	$1,864

The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2012	2011	2010

Current
Federal	$271	$283	$255
State and local	52	40	25
Foreign	28	54	44

Total current	351	377	324

Deferred
Federal	129	121	269
State and local	29	1	13
Foreign	7	6	(5)

Total deferred	165	128	277

Income tax provision	$516	$505	$601

In 2012, 2011 and 2010, income tax expense included $66 million, $34 million and $7 million of net income tax benefits for discrete items, which primarily relate to the recognition of previously unrecognized tax benefits and accrued interest. Included in the 2012 discrete tax benefit, is a $31 million credit to income tax expense as a result of the reversal of an income tax reserve relating to our AWP litigation.

We have received tax assessments of $98 million from the U.S. Internal Revenue Service (“IRS”) relating to 2003 through 2006. We disagree with a substantial portion of the tax assessments primarily relating to transfer pricing. We are pursuing administrative relief through the appeals process and an opening conference has been scheduled for May 15, 2012. We have also received assessments from the Canada Revenue Agency (“CRA”) for a total of $169 million related to transfer pricing for 2003 through 2007. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007. The trial between McKesson Canada Corporation and the CRA, argued in the Tax Court of Canada, concluded in early February 2012, and we are waiting for the decision. We continue to believe in the merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in an increase or decrease to income tax expense.

In November 2011, the IRS began its examination of 2007 through 2009. We anticipate the audit fieldwork will last more than two years. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.

Significant judgments and estimates are required in determining the consolidated income tax provision and evaluating income tax uncertainties. Although our major taxing jurisdictions are the U.S. and Canada, we are subject to income taxes in numerous foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities and uncertain tax liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We believe that we have made adequate provision for all income tax uncertainties.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The reconciliation between our effective tax rate on income from continuing operations and statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

Income tax provision at federal statutory rate	$672	$572	$652
State and local income taxes net of federal tax benefit	57	33	25
Foreign income taxed at various rates	(176)	(105)	(144)
Unrecognized tax benefits and settlements	(18)	14	53
Tax credits	(13)	(16)	(8)
Other, net	(6)	7	23

Income tax provision	$516	$505	$601

At March 31, 2012, undistributed earnings of our foreign operations totaling $3.3 billion were considered to be permanently reinvested. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

Deferred tax balances consisted of the following:

	March 31,
(In millions)	2012	2011

Assets
Receivable allowances	$44	$48
Deferred revenue	114	107
Compensation and benefit related accruals	447	409
AWP litigation accrual	175	97
Loss and credit carryforwards	400	494
Other	256	241

Subtotal	1,436	1,396
Less: valuation allowance	(101)	(99)

Total assets	1,335	1,297

Liabilities
Inventory valuation and other assets	(1,635)	(1,450)
Fixed assets and systems development costs	(263)	(221)
Intangibles	(544)	(532)
Other	(53)	(58)

Total liabilities	(2,495)	(2,261)

Net deferred tax liability	$(1,160)	$(964)

Current net deferred tax liability	$(1,092)	$(1,036)
Long-term deferred tax asset	20	72
Long-term deferred tax liability	(88)	—

Net deferred tax liability	$(1,160)	$(964)

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

We have federal, state and foreign income tax net operating loss carryforwards of $173 million, $2,456 million and $249 million. The federal and state net operating losses will expire at various dates from 2013 through 2032. Substantially all of our foreign net operating losses have indefinite lives. We believe that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards may not be realized. In recognition of this risk, we have provided valuation allowances of $10 million and $66 million on the deferred tax assets relating to these state and foreign net operating loss carryforwards. We also have federal and state capital loss carryforwards of $9 million and $28 million, which will expire at various dates from 2013 through 2017. We have provided valuation allowances of $1 million on the deferred tax assets relating to the state capital loss carryforwards. Recognition of a deferred tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $11 million as of March 31, 2012 and will be accounted for as a credit to shareholders’ equity, if and when realized through a reduction in income taxes payable.

We also have federal and state income tax credit carryforwards of $131 million, which are primarily federal alternative minimum tax credit carryforwards that have an indefinite life. However, we believe that it is more likely than not that the benefit from certain state tax credits of $9 million may not be fully realized. In recognition of this risk, we have provided a valuation allowance of $2 million. In addition, we have Canadian research and development credit carryforwards of $13 million, and we believe it is more likely than not that these credits will be realized. The Canadian research and development credits will expire at various dates from 2029 to 2032.

The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2012	2011	2010

Unrecognized tax benefits at beginning of period	$635	$619	$526
Additions based on tax positions related to prior years	11	32	50
Reductions based on tax positions related to prior years	(72)	(60)	(12)
Additions based on tax positions related to current year	37	50	72
Reductions based on settlements	(1)	(6)	(16)
Reductions based on the lapse of the applicable statutes of limitations	(15)	—	(1)

Unrecognized tax benefits at end of period	$595	$635	$619

Of the total $595 million in unrecognized tax benefits at March 31, 2012, $387 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions, the expiration of statutes of limitations and tax accounting method changes could potentially reduce our unrecognized tax benefits by up to $232 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

We report interest and penalties on tax deficiencies as income tax expense. At March 31, 2012, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $140 million. We recognized an income tax expense of $7 million, before any tax effect, related to interest in our consolidated statements of operations during 2012. We have no material amounts accrued for penalties.

7.	Discontinued Operation

In July 2010, our Technology Solutions segment sold its wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”), a provider of phone and web-based healthcare services in Australia and New Zealand, for net sales proceeds of $109 million. The divestiture generated a pre-tax and after-tax gain of $95 million and $72 million. As a result of the sale, we were able to utilize capital loss carry-forwards for which we previously recorded a valuation allowance of $15 million. The release of the valuation allowance is included as a tax benefit in our after-tax gain on the divestiture. The after-tax gain on disposition was recorded as a discontinued operation in our consolidated statement of operations in 2011. The historical financial operating results and net assets of MAP were not material to our consolidated financial statements for all periods presented.

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

The computations for basic and diluted earnings per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2012	2011	2010

Income from continuing operations	$1,403	$1,130	$1,263
Discontinued operation - gain on sale, net of tax	—	72	—

Net income	$1,403	$1,202	$1,263

Weighted average common shares outstanding:
Basic	246	258	269
Effect of dilutive securities:
Options to purchase common stock	2	3	3
Restricted stock units	3	2	1

Diluted	251	263	273

Earnings per common share: (1)
Basic
Continuing operations	$5.70	$4.37	$4.70
Discontinued operation, net	—	0.28	—

Total	$5.70	$4.65	$4.70

Diluted
Continuing operations	$5.59	$4.29	$4.62
Discontinued operation, net	—	0.28	—

Total	$5.59	$4.57	$4.62

(1)	Certain computations may reflect rounding adjustments.

Potentially dilutive securities primarily include outstanding stock options, RSUs and PeRSUs. Approximately 4 million, 6 million and 8 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share in 2012, 2011 and 2010, as they were anti-dilutive.

9.	Receivables, Net

	March 31,
(In millions)	2012	2011

Customer accounts	$8,562	$7,982
Other	1,537	1,341

Total	10,099	9,323
Allowances	(122)	(136)

Net	$9,977	$9,187

Other receivables primarily include amounts due from suppliers and customer unbilled receivables. The allowances are primarily for estimated uncollectible accounts.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

10.   Property, Plant and Equipment, Net

	March 31,
(In millions)	2012	2011
Land	$68	$70
Building, machinery, equipment and other	2,107	1,973
Total property, plant and equipment	2,175	2,043
Accumulated depreciation	(1,132)	(1,052)
Property, plant and equipment, net	$1,043	$991

11.   Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2010	$1,871	$1,697	$3,568
Goodwill acquired	819	8	827
Acquisition accounting and other adjustments	(32)	(13)	(45)
Foreign currency translation adjustments	4	10	14
Balance, March 31, 2011	$2,662	$1,702	$4,364
Goodwill acquired	511	151	662
Acquisition accounting and other adjustments	20	—	20
Foreign currency translation adjustments	(3)	(11)	(14)
Balance, March 31, 2012	$3,190	$1,842	$5,032

Information regarding intangible assets is as follows:

	March 31, 2012				March 31, 2011
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	7	$1,081	$(554)	$527	$1,057	$(444)	$ 613
Service agreements	18	1,022	(52)	970	723	(11)	712
Trademarks and trade names	18	192	(38)	154	76	(31)	45
Technology	4	244	(190)	54	204	(170)	34
Other	8	76	(31)	45	76	(24)	52

Total		$2,615	$(865)	$1,750	$2,136	$(680)	$ 1,456

Amortization expense of intangible assets was $191 million, $132 million and $121 million for 2012, 2011 and 2010. Estimated annual amortization expense of intangible assets is as follows: $200 million, $186 million, $166 million, $142 million and $122 million for 2013 through 2017, and $934 million thereafter. All intangible assets were subject to amortization as of March 31, 2012 and 2011.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

12.  Debt and Financing Activities

	March 31,
(In millions)	2012	2011

7.75% Notes due February 1, 2012	$—	$399
5.25% Notes due March 1, 2013	500	499
6.50% Notes due February 15, 2014	350	350
3.25% Notes due March 1, 2016	598	598
5.70% Notes due March 1, 2017	499	499
7.50% Notes due February 15, 2019	349	349
4.75% Notes dues March 1, 2021	598	598
7.65% Debentures due March 1, 2027	175	175
6.00% Notes due March 1, 2041	493	493
Other	18	44

Total debt	3,580	4,004
Less current portion	(508)	(417)

Total long-term debt	$3,072	$3,587

Senior Bridge Term Loan Facility

In connection with our execution of an agreement to acquire US Oncology, in November 2010 we entered into a $2.0 billion unsecured Senior Bridge Term Loan Agreement (“Bridge Loan”). In December 2010, we reduced the Bridge Loan commitment to $1.0 billion. On January 31, 2011, we borrowed $1.0 billion under the Bridge Loan. On February 28, 2011, we repaid the funds obtained under the Bridge Loan with long-term debt, as further described below, and the Senior Bridge Term Loan Agreement was terminated. During the time it was outstanding, the Bridge Loan bore interest of 1.76%, which was based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Bridge Loan fees in 2011 of $25 million were included in interest expense.

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

In February 2012, we repaid our $400 million 7.75% Notes which had matured. In March 2010, we repaid our $215 million 9.13% Series C Senior Notes which had matured.

Scheduled future payments of long-term debt are $508 million in 2013, $351 million in 2014, $2 million in 2015, $600 million in 2016, $500 million in 2017 and $1,619 million thereafter.

Accounts Receivable Sales Facility

In May 2011, we renewed our existing accounts receivable sales facility (the “Facility”) for a one year period under terms substantially similar to those previously in place. The committed capacity of the Facility is $1.35 billion, although, from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The accounts receivable sales facility will expire in May 2012. We anticipate renewing the Facility before its expiration.

Through the Facility, McKesson Corporation, the parent company, transfers certain U.S. pharmaceutical trade accounts receivable on a non-recourse basis to a special purpose entity (“SPE”), which is a wholly-owned, bankruptcy-remote subsidiary of McKesson Corporation that is consolidated in our financial statements. This SPE then sells undivided interests in the pool of accounts receivable to third-party purchaser groups (the “Purchaser Groups”), which include financial institutions and commercial paper conduits.

Since April 1, 2010, transactions under the Facility have been accounted for as secured borrowings rather than asset sales primarily because the Company’s retained interest in the pool of accounts receivable is subordinated to the Purchaser Groups to the extent there is any outstanding balance in the Facility. Consequently, the related accounts receivable continue to be recognized on our consolidated balance sheets and proceeds from the Purchaser Groups are shown as secured borrowings.

The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the SPE and the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At March 31, 2012, we were in compliance with all covenants.

We continue servicing accounts receivable subject to the Facility. However, no servicing asset or liability is recorded at the time the Facility is utilized as there is no service fee or other income received and the costs of servicing the receivables subject to the Facility are not material. Servicing costs are recognized as incurred over the servicing period.

During 2012, we borrowed $400 million under the Facility. There were no borrowings in 2011 under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding, which are included in short-term borrowings and receivables in the consolidated balance sheets, under the Facility. At March 31, 2011, there were no secured borrowings or related securitized accounts receivables outstanding under the Facility. Fees and charges on the facility were $6 million, $9 million and $11 million in 2012, 2011 and 2010 and were recorded as interest expense in 2012 and 2011 and in operating expenses in 2010. Should we default under the Facility, the Purchaser Groups are entitled to receive only collections on the accounts receivable owned by the SPE and in the amount necessary to recover the interest, fees and principal amounts due the Purchaser Groups under the terms of the Facility.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of March 31, 2012 and 2011.

Revolving Credit Facility

In September 2011, we renewed our existing syndicated $1.3 billion five-year senior unsecured revolving credit facility, which was scheduled to mature in June 2012. This renewed credit facility has terms and conditions substantially similar to those previously in place and matures in September 2016. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this credit facility during 2012, 2011 and 2010. As of March 31, 2012 and 2011, there were no borrowings outstanding under this credit facility.

Commercial Paper

There were no commercial paper issuances during 2012, 2011 and 2010 and no amount outstanding at March 31, 2012 and 2011.

Debt Covenants

Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating this ratio, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2012, we were in compliance with our financial covenants.

13.	Variable Interest Entities

We are involved with VIEs, which we do not consolidate because we do not have the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiary of the entities. Our relationships include equity investment, lending, leasing, contractual or other relationships with the VIEs. Our most significant relationships are with oncology and other specialty practices. Under these practice arrangements, we generally own or lease all of the real estate and the equipment used by the affiliated practices and manage the practices’ administrative functions. Our maximum exposure to loss (regardless of probability) as a result of all VIEs was $1.1 billion and $1.2 billion at March 31, 2012 and 2011, which primarily represents the value of intangible assets related to service agreements and lease and loan receivables. These amounts exclude the customer loan guarantees discussed in Financial Note 18, “Financial Guarantees and Warranties.” We believe that there is no material loss exposure on these assets or from these relationships.

14.	Pension Benefits

We maintain a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.

Defined Benefit Pension Plans

Eligible U.S. employees who were employed by the Company as of December 31, 1995 are covered under the Company-sponsored defined benefit retirement plan. In 1997, the plan was amended to freeze all plan benefits as of December 31, 1996. Benefits for the defined benefit retirement plan are based primarily on age of employees at date of retirement, years of creditable service and the average of the highest 60 months of pay during the 15 years prior to the plan freeze date. We also have defined benefit pension plans for eligible Canadian and United Kingdom employees as well as an unfunded nonqualified supplemental defined benefit plan for certain U.S. executives. Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

Service cost—benefits earned during the year	$7	$6	$4
Interest cost on projected benefit obligation	31	31	35
Expected return on assets	(31)	(29)	(24)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	27	28	25

Net periodic pension expense	$34	$36	$40

The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2012	2011

Change in benefit obligations
Benefit obligation at beginning of period	$625	$593
Service cost	7	6
Interest cost	31	31
Actuarial loss	42	21
Benefit payments	(34)	(32)
Foreign exchange impact and other	(1)	6

Benefit obligation at end of period (1)	$670	$625

Change in plan assets
Fair value of plan assets at beginning of period	$416	$391
Actual return on plan assets	12	40
Employer and participant contributions	17	11
Benefits paid	(34)	(32)
Foreign exchange impact and other	(1)	6

Fair value of plan assets at end of period	$410	$416

Funded status at end of period	$(260)	$(209)

Amounts recognized on the balance sheet
Long-term assets	$—	$4
Current liabilities	(13)	(4)
Long-term liabilities	(247)	(209)

Total	$(260)	$(209)

(1)	The benefit obligation is the projected benefit obligation.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The accumulated benefit obligations for our pension plans were $667 million at March 31, 2012 and $622 million at March 31, 2011. The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans with an accumulated benefit obligation in excess of plan assets.

	March 31,
(In millions)	2012	2011

Projected benefit obligation	$670	$533
Accumulated benefit obligation	667	529
Fair value of plan assets	410	319

Amounts recognized in accumulated other comprehensive income consist of:

	March 31,
(In millions)	2012	2011

Net actuarial loss	$274	$239
Prior service cost	1	2
Net transition obligation	1	1

Total	$276	$242

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the reporting periods were as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

Net actuarial loss	$61	$10	$59
Prior service credit	—	—	(2)
Amortization of:
Net actuarial loss	(25)	(26)	(23)
Prior service cost	(2)	(2)	(2)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$34	$(18)	$32

We expect to amortize $2 million of prior service cost and $30 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2013. Comparable 2012 amounts were $2 million and $25 million.

Projected benefit obligations relating to our unfunded U.S. plans were $167 million and $154 million at March 31, 2012 and 2011. Pension obligations for our unfunded plans are funded based on the recommendations of independent actuaries.

Expected benefit payments for our pension plans are as follows: $43 million, $33 million, $144 million, $36 million and $33 million for 2013 to 2017 and $190 million for 2018 through 2022. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $38 million for 2013.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	Years Ended March 31,
	2012	2011	2010

Net periodic pension expense
Discount rates	4.98%	5.30%	7.68%
Rate of increase in compensation	3.74	3.75	3.62
Expected long-term rate of return on plan assets	7.60	7.79	7.90
Benefit obligation
Discount rates	4.23%	4.99%	5.33%
Rate of increase in compensation	3.56	3.74	3.75

Our U.S. defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2012, we used a weighted average discount rate of 4.15%, which represents a decrease of 73 basis points from our 2011 weighted-average discount rate of 4.88%.

Sensitivity to changes in the weighted-average discount rate for our U.S. pension plans is as follows:

(In millions)	One Percentage Point Increase	One Percentage Point Decrease

Increase (decrease) on projected benefit obligation	$(38)	$44
Increase (decrease) on net periodic pension cost	(2)	3

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

The target allocations for plan assets at March 31, 2012 are 53% equity investments, 35% fixed income investments and 12% to all other types of investments including cash and cash equivalents. The target allocations for plan assets at March 31, 2011 were 61% equity investments, 32% fixed income investments and 7% to all other types of investments including cash and cash equivalents. Equity investments include common stock, preferred stock, and equity commingled funds. Fixed income investments include corporate bonds, government securities, mortgage-backed securities, asset-backed securities, other directly held fixed income investments, and fixed income commingled funds. Other investments include real estate funds, hedge funds, other commingled funds and cash and cash equivalents.

We develop our expected long-term rate of return assumption based on the projected performance of the asset classes in which plan assets are invested. Our target asset allocation was determined based on the liability and risk tolerance characteristics of the plans and at times may be adjusted to achieve our overall investment objectives.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Fair Value Measurements: The following tables represent our pension plan assets as of March 31, 2012 and 2011, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

	March 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$14	$14	$—	$28
Equity securities:
Common stock	100	—	—	100
Equity commingled funds	—	134	—	134
Fixed income securities:
Government securities	—	11	—	11
Corporate bonds	—	48	—	48
Mortgage-backed securities	—	21	—	21
Asset-backed securities and other	—	20	—	20
Fixed income commingled funds	—	25	—	25
Other:
Real estate funds	—	—	17	17
Other commingled funds	—	12	—	12

Total	$114	$285	$17	416

Receivables (1)				6
Payables (1)				(12)

Total				$410

(1)	Represents pending trades at March 31, 2012.

	March 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$14	$31	$—	$45
Equity securities:
Common and preferred stock	104	1	—	105
Equity commingled funds	—	144	—	144
Fixed income securities:
Government securities	—	20	—	20
Corporate bonds	—	26	—	26
Mortgage-backed securities	—	28	—	28
Asset-backed securities and other	—	19	—	19
Fixed income commingled funds	—	34	—	34
Other:
Real estate funds	—	—	5	5
Hedge funds	—	—	5	5

Total	$118	$303	$10	431

Receivables (1)				19
Payables (1)				(34)

Total				$416

(1)	Represents pending trades at March 31, 2011.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Cash and cash equivalents – Cash and cash equivalents include short-term investment funds that maintain daily liquidity and aim to have constant unit values of $1.00. The funds invest in short-term fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and high credit quality. Directly held cash and cash equivalents are classified as Level 1 investments. Cash and cash equivalents include commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments.

Common and preferred stock – This investment class consists of common and preferred shares issued by U.S. and non-U.S. corporations. Common shares are traded actively on exchanges and price quotes are readily available. Preferred shares may not be actively traded. Holdings of common shares are generally classified as Level 1 investments. Preferred shares are classified as Level 2 investments.

Equity commingled funds – Some equity investments are held in commingled funds, which have daily net asset values derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.

Fixed income securities — Government securities consist of bonds and debentures issued by central governments or federal agencies; corporate bonds consist of bonds and debentures issued by corporations; mortgage-backed securities consist of debt obligations secured by a mortgage or pool of mortgages; and asset-backed securities primarily consist of debt obligations secured by an asset or pool of assets other than mortgages. Inputs to the valuation methodology include quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. The Company obtains an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Fixed income securities are generally classified as Level 2 investments.

Fixed income commingled funds – Some fixed income investments are held in commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments.

Real estate funds – The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals and market based comparable data. The real estate funds are classified as Level 3 investments.

Hedge funds – The hedge funds are invested in fund-of-fund structures and consist of multiple investments in interest and currency funds designed to hedge the risk of rate fluctuations. Given the complex nature of valuation and the broad spectrums of investments, the hedge funds are classified as Level 3 investments.

Other commingled funds – The other commingled funds are invested in equities, bonds, commodities, other alternative investments and cash and cash equivalents. These funds are valued generally based on the weekly net asset values derived from the quoted prices for the underlying securities in active markets and, for alternative investments, based on other complex valuation techniques. Other commingled funds are classified as Level 2 investments.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The following table represents a reconciliation of Level 3 plan assets held during the years ended March 31, 2012 and 2011:

(In millions)	Real Estate Funds	Hedge Funds	Other	Total

Balance at March 31, 2010	$19	$5	$2	$26
Purchases, sales and settlements	(14)	—	—	(14)
Transfer in and/or out of Level 3	—	—	(2)	(2)

Balance at March 31, 2011	$5	$5	$—	$10
Unrealized gain on plan assets still held	1	—	—	1
Purchases, sales and settlements	11	(5)	—	6

Balance at March 31, 2012	$17	$—	$—	$17

Concentration of Credit Risk: We evaluated our pension plans’ asset portfolios for the existence of significant concentrations of credit risk as of March 31, 2012. Types of concentrations that were evaluated include investment funds that represented 10% or more of the pension plans’ net assets. As of March 31, 2012 and 2011, 10% and 11% of our plan assets are comprised of Bartram International Fund, which predominantly holds actively traded stock.

Multiemployer Plans

We also contribute to a number of multiemployer pension plans under the terms of collective-bargaining agreements that cover union-represented employees. The risks of participating in these multiemployer plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Actions taken by other participating employers may lead to adverse changes in the financial condition of a multiemployer benefit plan and our withdrawal liability and contributions may increase. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2012, 2011, and 2010.

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

The Company’s leveraged employee stock ownership plan (“ESOP”) had purchased an aggregate of 24 million shares of the Company’s common stock since its inception. These purchases were financed by 10 to 20 year loans from or guaranteed by us. At March 31, 2010, there were no outstanding ESOP loans nor the related receivables from the ESOP as the ESOP fully repaid the loans during 2010. The loans were repaid by the ESOP from interest earnings on cash balances and common dividends on unallocated shares and Company cash contributions. The ESOP loan maturities and rates were identical to the terms of related Company borrowings. Stock was made available from the ESOP based on debt service payments on ESOP borrowings. In the first quarter of 2011, all of the 24 million common shares had been allocated to plan participants. In 2012, 2011 and 2009, the Company made contributions primarily in cash or with the issuance of treasury shares. Future PSIP contributions will be funded with cash or treasury shares.

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

As a result of the PSIP’s receipt of the Unallocated Proceeds, in 2010 the Company contributed $1 million to the PSIP. Accordingly, the PSIP expense for 2010 was nominal. Commencing in 2011, the Company resumed its contributions to the PSIP.

PSIP expense by segment for the last three years was as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

Distribution Solutions	$22	$23	$—
Technology Solutions	30	32	1
Corporate	6	4	—

PSIP expense	$58	$59	$1

Cost of sales (1)	$17	$17	$—
Operating expenses	41	42	1

PSIP expense	$58	$59	$1

(1)	Amounts recorded to cost of sales pertain solely to our McKesson Technology Solutions segment.

15.    Postretirement Benefits

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

The net periodic expense (income) for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2012	2011	2010

Service cost—benefits earned during the year	$2	$1	$1
Interest cost on accumulated benefit obligation	7	8	9
Amortization of unrecognized actuarial loss (gain) and prior service costs	(1)	(4)	(25)

Net periodic postretirement expense (income)	$8	$5	$ (15)

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2012	2011

Benefit obligation at beginning of period	$152	$154
Service cost	2	1
Interest cost	7	8
Actuarial loss (gain)	(4)	2
Benefit payments	(13)	(13)

Benefit obligation at end of period	$144	$152

The components of the amount recognized in accumulated other comprehensive income for the Company’s other postretirement benefits at March 31, 2012 and 2011 were net actuarial losses of $2 million and $5 million and net prior service credits of $2 million and $2 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial gain of $3 million in 2012 and losses of $6 million and $51 million in 2011 and 2010.

We estimate that the amortization of the actuarial loss from stockholders’ equity to other postretirement expense in 2013 will be $1 million. Comparable 2012 amounts were $1 million.

Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans, net of expected Medicare subsidy receipts of $1 million annually, are as follows: $11 million annually for 2013 to 2017 and $50 million cumulatively for 2018 through 2022. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $13 million for 2013.

Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 5.09%, 5.33% and 7.86% for 2012, 2011 and 2010. Weighted-average discount rates for the actuarial present value of benefit obligations were 4.44%, 5.09% and 5.33% for 2012, 2011 and 2010.

Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 8.0% and 8.5% for prescription drugs, 7.5% and 7.5% for medical and 5.5% and 5.8% for dental in 2012 and 2011. For 2012, 2011 and 2010, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not have a material impact on the postretirement benefit obligations.

16.	Financial Instruments and Hedging Activities

At March 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at March 31, 2012 and 2011, were money market fund investments of $0.8 billion and $1.7 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The carrying value of all other cash equivalents approximates fair value due to their relatively short-term nature.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The carrying amount and estimated fair value of our long-term debt and other financing was $3.6 billion and $4.1 billion at March 31, 2012 and $4.0 billion and $4.3 billion at March 31, 2011. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information. These are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.

In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. At times we limit these risks through the use of derivatives such as interest rate swaps and forward foreign exchange contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.

Foreign currency rate risk

The majority of our operations are conducted in US dollars however, certain assets and liabilities, revenues and expense and purchasing activities are incurred in and exposed to other currencies. We have established certain foreign currency rate risk programs that manage the impact of foreign currency fluctuation. These programs are utilized on a transactional basis when we consider there to be a risk in fair value or volatility in cash flows. These programs reduce but do not entirely eliminate foreign currency rate risk. Currently, our foreign currency rate risk programs include:

In March 2012, we entered into a number of forward contracts to hedge Canadian dollar denominated cash flows. These contracts mature over a period of eight years and have a gross notional value of $528 million. These contracts have been designated for hedge accounting and accordingly, changes in the contracts’ fair value will be recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. At March 31, 2012, the fair value of these contracts was not material and no amounts were reclassified to earnings in 2012.

In 2012, we entered into a number of forward contracts to hedge British pound denominated cash flows. These contracts mature in 2013 and have a gross notional value of $151 million. These contracts have not been designated for hedge accounting and accordingly, changes in these contracts’ fair value are recorded directly in earnings. At March 31, 2012, the fair value of these contracts was not material and net gains or losses for the year ended March 31, 2012 were also not material.

The fair values of all derivatives are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future.

17.	Lease Obligations

We lease facilities and equipment almost solely under operating leases. At March 31, 2012, future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year for years ending March 31 are:

(In millions)	Noncancelable Operating Leases

2013	$188
2014	157
2015	123
2016	92
2017	75
Thereafter	233

Total minimum lease payments (1)	$868

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $74 million due under future noncancelable subleases.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Rental expense under operating leases was $240 million, $157 million and $154 million in 2012, 2011 and 2010. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to seven years, while remaining terms for equipment leases range from one to three years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for 2012, 2011 and 2010.

18.	Financial Guarantees and Warranties

Financial Guarantees

We have agreements with certain of our Canadian customers’ financial institutions under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreement, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly range from one to two years. Customers’ debt guarantees range from one to five years and were primarily provided to facilitate financing for certain customers. The majority of our customers’ debt guarantees are secured by certain assets of the customer. We also have an agreement with one software customer that, under limited circumstances, may require us to secure standby financing. Because the amount of the standby financing is not explicitly stated, the overall amount of this guarantee cannot reasonably be estimated. At March 31, 2012, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $125 million and $41 million, none of which had been accrued.

The expirations of the above noted financial guarantees are as follows: $107 million, $22 million, $13 million, $2 million and $1 million from 2013 through 2017 and $21 million thereafter.

In addition, at March 31, 2012, our banks and insurance companies have issued $86 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.

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

I. Average Wholesale Price Litigation

The following matters involve a benchmark referred to as “AWP,” which is utilized by some public and private payers to calculate a portion of the amount that pharmacies and other providers are reimbursed for dispensing certain covered prescription drugs.

A.    In re McKesson Governmental Entities Average Wholesale Price Litigation

Commencing in May of 2008, a series of complaints were filed in the United States District Court for the District of Massachusetts by various public payers — governmental entities that paid a portion of the price of certain prescription drugs — alleging that in late 2001 the Company and First DataBank, Inc. (“FDB”), a publisher of pharmaceutical pricing information, conspired to improperly raise the published AWP for certain prescription drugs, and that this alleged conduct resulted in higher drug reimbursement payments by plaintiffs and others similarly situated. These actions were all consolidated under the caption In re McKesson Governmental Entities Average Wholesale Price Litigation. A description of the actions pending during fiscal year 2012 is as follows:

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The Douglas County, Kansas Nationwide Class Action

On August 7, 2008, an action was filed by the Board of County Commissioners of Douglas County, Kansas on behalf of itself and a purported national class of state, local and territorial governmental entities against the Company and FDB alleging violations of RICO and federal antitrust laws, and seeking treble damages, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, Board of County Commissioners of Douglas County, Kansas v. McKesson Corporation, et al., (No. 1:08-CV-11349-PBS) (“Douglas County, Kansas Action”).

On December 24, 2008, an amended and consolidated class action complaint was filed abandoning the previously alleged antitrust claims, and adding as named plaintiffs the City of Panama City, Florida; the State of Oklahoma; the County of Anoka, Minnesota; Baltimore, Maryland; Columbia, South Carolina; and Goldsboro, North Carolina. On March 3, 2009, a second amended and consolidated class action complaint was filed, adding the State of Montana as a plaintiff, adding Montana state law claims, and adding a claim for tortious interference. On February 10, 2009, plaintiffs filed a notice of dismissal without prejudice of defendant FDB.

On May 20, 2009, an action was filed by Oakland County, Michigan and the City of Sterling Heights, Michigan against the Company as the sole defendant asserting claims under RICO, Michigan’s Antitrust Reform Act, Michigan’s Consumer Protection Act, California’s antitrust statute, and for fraud, and seeking damages, treble damages, interest and attorneys’ fees, all in unspecified amounts, Oakland County, Michigan et al. v. McKesson Corporation, (No. 1:09-CV-10843-PBS) (“Michigan Counties Action”). On August 4, 2009, the court granted the Company’s motion to stay the Michigan Counties Action.

On March 4, 2011, the court entered an order granting, in part, and denying, in part, plaintiffs’ motion for class certification in the Douglas County, Kansas Action. Specifically, the court certified a nationwide class comprised of all non-federal and non-state governmental entities for liability and equitable relief for the period from August 1, 2001, to June 2, 2005, and for damages for the period August 1, 2001, to December 31, 2003. On March 30, 2011, the court granted, in part, plaintiffs’ motion for reconsideration by extending the liability-only class period from June 2, 2005, to October 6, 2006. On May 13, 2011, the United States Court of Appeals for the First Circuit denied the Company’s petition and the plaintiffs’ cross-petition seeking permission to appeal the district court’s March 4, 2011 class certification order.

On June 28 and June 29, 2011, respectively, the Company executed settlement agreements with the States of Oklahoma and Montana with respect to the claims those States asserted on behalf of their respective Medicaid programs in the Douglas County, Kansas Action. On December 6, 2011, the Company executed a settlement agreement with the State of Oklahoma with respect to the claims it asserted on behalf of the Oklahoma State and Education Employees Group Insurance Board. Pursuant to these settlements, the court dismissed with prejudice all claims asserted by the States of Oklahoma and Montana in the Douglas County, Kansas Action.

On October 25, 2011, the Company executed a settlement agreement with the certified class of plaintiffs in the Douglas County, Kansas Action. The settlement provides that the Company will pay $82 million in settlement of all claims on behalf of a nationwide class of cities, counties, and other non-federal and non-state governmental entities. The settlement amount of $82 million is to be paid into a settlement escrow in installments following preliminary and final approvals of the settlement by the court. The escrow account shall be used for settlement administration costs, including notice, attorneys’ fees as approved by the court, and the remainder will be distributed to class members in a manner determined by plaintiffs and subject to court approval. The settlement also provides that the settlement class will release all claims against the Company relating to FDB’s allegedly inflated AWPs, whenever such claims were incurred, and includes an express denial of any liability on the part of the Company.

The court granted preliminary approval of the settlement on November 8, 2011, and, on April 19, 2012, the court granted final approval of the settlement and entered final judgment. To date, approximately $32 million has been paid by the Company into the settlement escrow, and the balance of the $82 million is expected to be paid into the settlement escrow during the first quarter of 2013.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

On January 5, 2012, the Company and the plaintiffs in the Michigan Counties Action filed a stipulated order of dismissal with prejudice, which the court entered on January 12, 2012, and which became effective upon the court granting final approval of the settlement in the Douglas County, Kansas Action on April 19, 2012.

State Medicaid AWP Cases

Beginning in September 2010, a series of suits were filed by individual states in jurisdictions other than the United States District Court for the District of Massachusetts based on essentially the same factual allegations as alleged in In re McKesson Governmental Entities Average Wholesale Price Litigation. A description of the actions pending during fiscal year 2012 is as follows:

The Kansas Action

On September 13, 2010, an action was filed in the Kansas state court of Wyandotte County by the State of Kansas against the Company and FDB asserting claims under Kansas’s Restraint of Trade Act, Kansas’s Consumer Protection Act, and Kansas’s false claims statute, and for civil conspiracy, fraud, unjust enrichment, and breach of contract, and seeking damages, treble damages, civil penalties, as well as injunctive relief, interest, disgorgement of profits, attorneys’ fees and costs of suit, all in unspecified amounts, State of Kansas ex rel. Steve Six v. McKesson Corporation, et al., (No. 10CV1491). On February 24, 2011, the court denied the Company’s motion to dismiss the State’s complaint and set trial for August 7, 2012. On February 15, 2012, the court granted the Company’s motion for a continuance and reset trial for May 28, 2013. Discovery is ongoing.

The Mississippi Action

On October 8, 2010, an action was filed in the Mississippi state court of Hinds County by the State of Mississippi against the Company as the sole defendant asserting claims under RICO, Mississippi’s Medicaid Fraud Control Act, Mississippi’s Consumer Protection Act, and for civil conspiracy, tortious interference with contract, unjust enrichment, and fraud, and seeking damages, treble damages, civil penalties, restitution, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Mississippi v. McKesson Corporation, et al., (No. 251-10-862CIV). On November 9, 2010, the Company filed a Notice of Removal to the United States District Court, for the Southern District of Mississippi. On January 27, 2011, the case was remanded back to Mississippi state court after the State dismissed its RICO claim. On February 15, 2011, the Company filed a motion to transfer the Mississippi Action from the Circuit Court of Hinds County to the Chancery Court of Hinds County, or in the alternative, to dismiss the State’s claim under Mississippi’s Consumer Protection Act for lack of subject matter jurisdiction. On July 1, 2011, the court denied the Company’s motion to transfer or, in the alternative, to dismiss. On July 22, 2011, the Company filed a petition with the Supreme Court of Mississippi seeking permission to appeal the trial court’s July 1, 2011 order. On December 15, 2011, the Supreme Court of Mississippi denied the Company’s petition but ordered the trial court to dismiss the State’s claim under Mississippi’s Consumer Protection Act. On July 26, 2011, a second amended complaint was filed that formally abandoned the previously alleged RICO claims and added claims on behalf of the Mississippi state employee health plan. On August 25, 2011, the Company filed a motion to dismiss the State’s claim under Mississippi’s Medicaid Fraud Control Act, which the court denied on March 12, 2012. On March 9, 2012, the Company filed a motion to extend the scheduling deadlines set by the court, including the trial date. On April 6, 2012, the parties filed a stipulated scheduling order requesting the court to continue the previously set trial date of November 26, 2012, to a date after March 1, 2013. The court has not yet ruled on this request. Discovery is ongoing.

The Alaska Action

On October 12, 2010, an action was filed in Alaska state court by the State of Alaska against the Company and FDB asserting claims under Alaska’s unfair and deceptive trade practices statute, and for fraud and civil conspiracy, and seeking damages, treble damages, punitive damages, civil penalties, disgorgement of profits, as well as declaratory relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Alaska v. McKesson Corporation, et al., (No. 3AN-10-11348-CI). On May 24, 2011, the court denied the Company’s motion to dismiss the State’s complaint. Discovery is ongoing, and trial is set for February 4, 2013.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The Utah Action

On October 20, 2010, an action was filed in the United States District Court for the Northern District of California by the State of Utah against the Company as the sole defendant asserting claims under RICO and for civil conspiracy, tortious interference with contract, and unjust enrichment, and seeking damages, treble damages, restitution, as well as injunctive relief, interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Utah v. McKesson Corporation, et al., (No. CV 10-4743-SC). On July 19, 2011, the court denied the Company’s motion to dismiss the State’s complaint. Discovery is ongoing, and trial is set for March 11, 2013.

The Arizona Administrative Proceeding

On November 5, 2010, the Company received a Notice of Proposed Civil Monetary Penalty from the Office of Inspector General for the Arizona Health Care Cost Containment System (“AHCCCS”) purporting to initiate an administrative claim process against the Company, and seeking civil penalties in the amount of $101 million and an assessment in the amount of $112 million for false claims allegedly submitted to the Arizona Medicaid program (No. 2010-1218). On February 28, 2011, the Company filed a complaint in Arizona Superior Court, County of Maricopa, against AHCCCS and its Director, alleging that the administrative proceeding commenced by AHCCCS violates the Arizona Administrative Procedure Act and the Due Process Clauses of the Arizona Constitution and the United States Constitution, and seeking to enjoin AHCCCS’s administrative proceeding, a declaratory judgment that AHCCCS lacks jurisdiction and legal authority to impose penalties or assessments against the Company, as well as costs of suit, McKesson Corporation v. AHCCCS, (No. CV-2011-004446). On April 28, 2011, the court ruled that AHCCCS has no jurisdiction to impose penalties or assessments against the Company and enjoined AHCCCS from prosecuting or reinitiating any penalty proceeding against the Company. On May 31, 2011, the court entered final judgment in favor of the Company. On June 16, 2011, AHCCCS filed a notice of appeal. The briefing on AHCCCS’s appeal is complete, but a hearing date has not yet been set.

The Hawaii Action

On November 10, 2010, an action was filed in Hawaii state court by the State of Hawaii against the Company and FDB asserting claims under Hawaii’s false claims statute, Hawaii’s unfair and deceptive trade practices statute, and for fraud and civil conspiracy, and seeking damages, treble damages, punitive damages, civil penalties, disgorgement of profits, as well as interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Hawaii v. McKesson Corporation, et al., (CV. No. 10-1-2411-11-GWBC). On April 12, 2011, the court denied the Company’s motion to dismiss the State’s complaint. Discovery is ongoing, and trial is set for April 15, 2013.

The Louisiana Action

On December 20, 2010, an action was filed in Louisiana state court by the State of Louisiana against the Company as the sole defendant asserting claims under Louisiana’s unfair and deceptive trade practices statute, Louisiana’s Medical Assistance Programs Integrity Law, Louisiana’s antitrust statute, and for fraud, negligent misrepresentation, civil conspiracy, and unjust enrichment, and seeking damages, statutory fines, civil penalties, disgorgement of profits, as well as interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Louisiana v. McKesson Corporation, (No. C597634 Sec. 23). On June 2, 2011, the court granted the State’s motion to consolidate for all purposes, including trial, the State’s suit against the Company with the State’s pending action against numerous drug manufacturers, State of Louisiana v. Abbott Laboratories, Inc., et al., (No. C596164). On September 8, 2011, the trial court entered an order granting the State’s motion to voluntarily dismiss its antitrust claims. The Louisiana Court of Appeals, on September 20, 2011, denied the Company’s appeal challenging the trial court’s June 2, 2011 consolidation order. On December 14, 2011, the trial court denied the Company’s motion to dismiss the State’s complaint. On December 19, 2011, the Company filed an application for a supervisory writ, with the Louisiana Court of Appeals, seeking to challenge the trial court’s ruling that the State is the proper party to assert damages claims on behalf of Louisiana’s Medicaid program, which application was denied. No trial date has been set.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

The Michigan Action

On June 2, 2011, an action was filed in Michigan state court, County of Ingham, by the State of Michigan against the Company, FDB, and the Hearst Corporation asserting claims under Michigan’s false claims statute, and for fraud based on false representation, silent fraud, civil conspiracy to commit fraud, tortious interference with contract, and unjust enrichment, and seeking damages, treble damages, civil penalties, restitution, disgorgement of profits, interest, attorneys’ fees and costs of suit, all in unspecified amounts, Bill Schuette ex rel. State of Michigan v. McKesson Corporation, et al., (11-629-CZ). On November 29, 2011, the court denied the Company’s motion to dismiss the State’s complaint. No trial date has been set.

The Virginia Action

On June 8, 2011, an action was filed in the United States District Court for the Northern District of California by the Commonwealth of Virginia against the Company and two of its employees asserting claims under RICO, Virginia’s false claims statute, Virginia’s fraud statute, and for conspiracy to defraud, and seeking damages, treble damages, civil penalties, interest, and costs of suit, all in unspecified amounts, Commonwealth of Virginia v. McKesson Corporation, et al., (C11-02782-SI). On October 13, 2011, the court denied the Company’s motion to dismiss the Commonwealth’s complaint. Discovery is ongoing, and trial is set for March 11, 2013.

The Indiana Action

On July 13, 2011, the Company was named as a co-defendant to FDB in an action filed in Indiana state court, County of Marion, by the State of Indiana asserting claims under Indiana’s false claims statute, Indiana’s Medicaid fraud statute, Indiana’s theft statute, and for fraud and civil conspiracy, and seeking damages, treble damages, civil penalties, disgorgement of profits, interest, injunctive and declaratory relief, attorneys’ fees and costs of suit, all in unspecified amounts, State of Indiana v. McKesson Corp. et al., (No. 49D11-1106-PL-021595). On January 20, 2012, the court granted, in part, and denied, in part, the Company’s motion to dismiss the State’s complaint. Specifically, the court dismissed without prejudice the State’s claims under Indiana’s Medicaid fraud statute and Indiana’s theft statute, and for fraud. On February 21, 2012, a second amended complaint was filed asserting claims under Indiana’s false claims statute, and for fraud and civil conspiracy. On March 22, 2012, McKesson moved to dismiss the fraud claim in the second amended complaint. Discovery is ongoing, and trial is set for April 7, 2014.

The Kentucky Action

On July 15, 2011, the Company was named as a co-defendant to FDB in an action filed in Kentucky state court, Franklin County, by the Commonwealth of Kentucky asserting claims under Kentucky’s consumer protection statute, Kentucky’s Medicaid fraud statute, Kentucky’s theft by deception statute, Kentucky’s false advertising statute, and for fraud, negligent misrepresentation, and civil conspiracy, and seeking damages, punitive damages, civil penalties, disgorgement of profits, interest, injunctive and declaratory relief, attorneys’ fees and costs of suit, all in unspecified amounts, Commonwealth of Kentucky v. McKesson Corp. et al., (No. 11-CI-00935). On March 12, 2012, the court held a hearing on the Company’s motion to dismiss the Commonwealth’s complaint but the court has not yet issued a ruling. No trial date has been set.

The Oregon Action

On November 11, 2011, an action was filed in the United States District Court for the Northern District of California by the State of Oregon against the Company as the sole defendant asserting claims under RICO, Oregon’s RICO statute, and for unjust enrichment, civil conspiracy, tortious interference with contract, and fraud, and seeking damages, treble damages, punitive damages, a constructive trust, as well as interest, attorneys’ fees and costs of suit, all in unspecified amounts, State of Oregon v. McKesson Corporation, No. C11-05384-SI. The Company filed an answer to the State’s complaint on January 9, 2012. Discovery is ongoing, and trial is set for July 8, 2013.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

B.    The New Jersey United States Attorney’s Office AWP Investigation

In June 2007, the Company was informed that a relator had previously filed a qui tam action in the United States District Court for the District of New Jersey, purportedly on behalf of the United States, twelve states (California, Delaware, Florida, Hawaii, Illinois, Louisiana, Massachusetts, Nevada, New Mexico, Tennessee, Texas and Virginia) and the District of Columbia against the Company and seven other defendants. In January 2009, the Company was provided with a courtesy copy of the relator’s third amended complaint, which alleges claims against the Company and seven other defendants under the False Claims Act and various state false claims statutes. The claims arise out of alleged manipulation of AWP by the defendants. This qui tam action is brought on behalf of the United States and various states, and seeks damages, treble damages and civil penalties, as well as attorneys’ fees and costs of suit.

C.    General

On January 30, 2012, the Company reached an agreement in principle with a coalition of State Attorneys General to resolve state Medicaid claims relating to AWP for payment by the Company of approximately $173 million. This amount shall be reduced by the total amount allocated to any state that declines to subscribe to the settlement. This agreement is subject to execution of written settlement agreements acceptable to the Company and each participating state. Although the Company believes that there will be substantial participation by the states, the final level of participation is not yet known. The Company will continue to defend vigorously any action pursued by a non-settling state. The Company has fully reserved for the financial effect of this agreement in principle.

The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, are recorded in the Distribution Solutions segment. The Company’s AWP litigation reserve is included in other current liabilities in the consolidated balance sheets. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.

The following is the activity related to the AWP litigation reserve for the years ended March 31, 2012, 2011 and 2010:

	Years Ended March 31,
(In millions)	2012	2011	2010

AWP litigation reserve at beginning of period	$330	$143	$143
Charges incurred	149	213	—
Payments made	(26)	(26)	—

AWP litigation reserve at end of period	$453	$330	$143

The charges for 2012 primarily related to the Douglas County, Kansas Action settlement and the state and federal Medicaid claims. The charges for 2011 primarily related to the state and federal Medicaid claims.

On April 3, 2012, the Company entered into a settlement agreement with the United States Department of Justice to resolve the federal share of Medicaid claims related to AWP. The total settlement amount of $191 million, which includes interest, was paid on April 9, 2012. Pursuant to the settlement agreement, the United States Department of Justice filed a notice seeking the dismissal with prejudice of the claims on behalf of the United States asserted by the relator in the qui tam action pending in New Jersey federal court to the extent those claims are encompassed by the settlement release in the parties’ agreement.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

II. Other Litigation and Claims

On October 3, 2008, the United States filed a complaint in intervention in a pending qui tam action in the United States District Court for the Northern District of Mississippi, naming as defendants, among others, the Company and its former indirect subsidiary, McKesson Medical-Surgical MediNet Inc. (“MediNet”), now merged into and doing business as McKesson Medical-Surgical MediMart Inc., United States ex rel. Jamison v. McKesson Corporation, et al., (No. 2:08-CV-00214-SA). The United States (“USA”) alleges violations of the federal False Claims Act, 31 U.S.C. Sections 3729-33, in connection with billing and supply services rendered by MediNet to the long-term care facility operator co-defendants. The action seeks monetary damages in an unstated amount. On July 7, 2009, defendants filed motions to dismiss the action filed by the relator, arguing that the relator was not the original source of the claims which he attempts to pursue in his qui tam action. On March 25, 2010, the trial court granted defendants’ motions to dismiss the relator and his complaint, which ruling was later affirmed on appeal by the United States Court of Appeals for the Fifth Circuit. On June 2, 2010, the USA filed a motion for partial summary judgment, seeking a finding that the Company’s co-defendant, a Medicare Part B supplier, failed to comply with certain of the 21 Supplier Standards (“Standards”) established by federal regulations covering such Medicare suppliers, and that the relevant claims for which MediNet provided contract billing and/or supply services were rendered “false” by reason of such non-compliance. On July 2, 2010 the Company and MediNet filed their opposition to the USA’s motion and themselves moved for summary judgment as to certain counts based on numerous arguments, including that the USA cannot, as a matter of law, establish that the co-defendant Medicare Part B supplier failed to meet the Standards. On March 28, 2011, the trial court issued its order denying the motion of the USA and granting the partial summary judgment motions of the Company and its co-defendants on grounds that, as a matter of law, the Standards had not been violated. All causes of action based on the alleged failure to comply with the Standards were dismissed. In September of 2011, the Company and MediNet moved for summary judgment on the USA’s remaining causes of action which motions were denied on February 14, 2012. In its pretrial filings, the USA stated that it intends to seek damages, which after trebling as allowed by the False Claims Act, total $82 million, and will additionally seek between $407 million to $814 million in fines and penalties. The McKesson defendants strongly dispute any liability, disagree with those claims for damages, fines and penalties and, based on experience, believe that such claimed damages amounts are not meaningful indicators of potential liability. On February 21, 2012, a non-jury trial commenced. On March 8, 2012, the court set April 30, 2012 for the continuation of the trial to allow the USA to present its revised claim for damages which the USA represented at trial would be reduced from the amounts stated in pretrial filings. No rulings on liability or damages have been made yet.

As previously reported, the Company’s subsidiary, McKesson Medical-Surgical Inc. (“MMS”), has been named as a defendant in multiple cases pending in Nevada state court alleging that plaintiffs contracted Hepatitis C after being administered the drug Propofol during medical procedures conducted by third parties. All but seven cases have been settled with no contribution from MMS, including the previously reported case with a jury verdict against MMS for $6 million in compensatory damages and $18 million in punitive damages. Of the seven remaining cases, the next trial date is January 2013.

Our subsidiary, Northstar Rx LLC, is one of multiple defendants in approximately 425 active cases alleging that plaintiffs were injured after ingesting Reglan and/or its generic equivalent, metoclopramide. There are an additional 52 cases in California, currently stayed, involving over 2,000 plaintiffs. The cases usually include state law claims for strict liability, failure to warn, negligence, and breach of warranty. Most of these cases are pending in state courts in Pennsylvania, California and New Jersey, with other cases pending in Alabama, Louisiana, Missouri, Mississippi, Oregon and Tennessee. Northstar Rx’s insurers are providing coverage for these cases. The Company believes that all of these cases are subject to dismissal pursuant to the U.S. Supreme Court’s 2011 ruling in Pliva, Inc. v. Mensing, which barred certain types of claims involving generic pharmaceuticals. The Company is also named in approximately 850 cases as a distributor of these products.

On January 4, 2011, the Company was served with a qui tam complaint that was originally filed in November 2005 in the United States District Court for the Eastern District of Pennsylvania by a relator, a former employee of a Johnson & Johnson affiliate, against the Company, Johnson & Johnson and its affiliate companies, and Omnicare, Inc., alleging that the Company received illegal “kickbacks” from the Johnson & Johnson defendants in violation of the federal Anti-Kickback Statute, the False Claims Act and various state false claims statutes, and seeking damages, treble damages, civil penalties, interest, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Scott Bartz v. Ortho McNeil Pharmaceuticals, Inc., et al., (No. 2:05-cv-06010). The United States declined to intervene in the suit.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

On February 23, 2011, the case was transferred to the District of Massachusetts. On May 27, 2011, the Company filed a motion to dismiss the relator’s complaint. On June 10, 2011, the relator filed a notice of intent to voluntarily dismiss the Company from the action, subject to approval by the United States and the various states on whose behalf the relator filed suit. On March 2, 2012, the court granted, in part, and denied, in part, the Johnson & Johnson defendants’ motion to dismiss. Specifically, the court ruled that it lacked jurisdiction over the relator’s claims under the False Claims Act, and it declined to exercise supplemental jurisdiction over the relator’s claims under various state false claims statutes. On April 19, 2012, the Court granted the relator’s unopposed motion to dismiss the Company from the action.

III. Government Investigations and Subpoenas

From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require considerable time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such requests and subpoenas include the following two items.

First, prior to its recent acquisition by the Company, US Oncology was informed that the United States Federal Trade Commission (“FTC”) and the Attorney General for the State of Texas (“Texas AG”) had opened investigations to determine whether a transaction in which certain Austin, Texas based oncology physicians became employees of an existing Texas US Oncology affiliated oncology practice group violated relevant state or federal antitrust laws. US Oncology has responded to requests for information from the government agencies and the Company has continued to cooperate with the FTC and the Texas Attorney General regarding these investigations. US Oncology has reached an agreement with the Texas AG fully resolving its inquiry, and the FTC has informed US Oncology that it has closed its file regarding the matter.

Second, the Company has been informed of an investigation by the Regie de l’assurance maladie Du Quebec (“RAMQ”) to which the Company’s subsidiary, McKesson Canada Corporation (“MCC”), has responded. RAMQ is a provincial government agency with administrative authority over the conduct of pharmaceutical businesses in Quebec Province. MCC has cooperated fully with the investigation which has been conducted, with substantial interruptions, from 2009 through the present. The Company believes that the investigation is focused on certain discounts and payments offered to pharmacies in the Quebec Province.

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

Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these eight sites is $7 million, net of approximately $1.7 million that third parties have agreed to pay in settlement or is expected, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $7 million is expected to be paid out between April 2012 and March 2032. The Company’s estimated probable loss for these environmental matters has been entirely accrued for in the accompanying consolidated balance sheets.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

In addition, the Company has been designated as a PRP under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 13 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United State Environmental Protection Agency has recently selected a preferred remedy with an estimated cost of approximately $70 million. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company or by the other PRPs. Accordingly, the Company’s estimated probable loss at those 13 sites is approximately $1 million, which has been entirely accrued for in the accompanying consolidated balance sheets. The aggregate settlements and costs paid by the Company in Superfund matters to date have not been significant.

V. Other Matters

The Company is involved in various other litigation and governmental proceedings, not described above, that arise in the normal course of business. While it is not possible to determine the ultimate outcome or the duration of any such litigation or governmental proceedings, the Company believes, based on current knowledge and the advice of counsel, that such litigation and proceedings will not have a material impact on the Company’s financial position or results of operations.

20.    Stockholders’ Equity

Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).

In April 2011, the quarterly dividend was raised from $0.18 to $0.20 per common share for dividends declared after such date, until further action by the Board. Dividends were $0.80 per share in 2012, $0.72 per share in 2011 and $0.48 per share in 2010. The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Share Repurchases

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

The Board authorized the repurchase of the Company’s common stock as follows: $1.0 billion in April 2010, $1.0 billion in October 2010, $1.0 billion in April 2011 and $650 million in January 2012.

Total share repurchases transacted through ASR programs and open market transactions over the last three years were as follows:

	Years Ended March 31,
(In millions, except per share data)	2012	2011	2010

Number of shares repurchased (1)	20	29	8
Average price paid per share	$83.47	$69.62	$41.47
Total value of shares repurchased	$1,850	$2,032	$299

(1)	Excludes shares surrendered for tax withholding.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

In 2012 and 2011, the majority of our share repurchases were transacted through a number of ASR programs with third party financial institutions as follows: $1.0 billion in May 2010, $275 million in March 2011, $650 million in May 2011 and $1.2 billion in March 2012. In 2010, all of our share repurchases were conducted through open market transactions. All programs were funded with cash on hand.

In March 2012, we entered into an ASR program with a third party financial institution to repurchase $1.2 billion of the Company’s common stock. As of March 31, 2012, we had received 12 million shares representing the minimum number of shares due under this program, and the average price paid per share of $87.19 was based on the average daily volume-weighted average price of our common stock less a discount calculated as of March 31, 2012. The total number of shares to be ultimately repurchased by us and the final settlement price per share will be determined at the completion of this program based on the average daily volume-weighted average price of our common stock during the program, less a discount. This program is anticipated to be completed no later than the second quarter of 2013.

In April 2012, the Board authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion.

Accumulated Other Comprehensive Income

Information regarding our accumulated other comprehensive income is as follows:

	March 31,
(In millions)	2012	2011

Unrealized net loss and other components of benefit plans, net of tax	$(178)	$(157)
Translation adjustments	188	244
Unrealized losses on derivative instruments, net of tax	(5)	—

Total	$5	$87

21.	Related Party Balances and Transactions

Notes receivable outstanding from certain of our current and former officers totaled $15 million at March 31, 2012 and 2011. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 4.7% to 7.1% and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are at full recourse to the borrower. At March 31, 2012, the value of the underlying stock collateral was $15 million. The collectability of these notes is evaluated on an ongoing basis. At March 31, 2012 and 2011, we provided a reserve of nil and approximately $1 million for the outstanding notes.

We incurred $10 million in 2012 and $11 million in 2011 and 2010 of annual rental expense paid to an equity-held investment.

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

The Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, S.A. de C.V. (“Nadro”), one of the leading pharmaceutical distributors in Mexico.

The Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment also includes our Payer group of businesses, which includes our InterQual® clinical criteria solution, medical management tools, claims payment solutions, network performance tools and care management programs. The segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payers from North America, the United Kingdom, Ireland, other European countries and Israel.

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

Corporate includes expenses associated with Corporate functions and projects and the results of certain equity-held investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

Effective April 1, 2011, we centralized certain information technology functions from our operating segments to Corporate. Corporate now manages, provides and charges these services to our operating segments. As a result of this centralization, certain assets were transferred from our Distribution Solutions segment to Corporate effective April 1, 2011. Segment depreciation and amortization, expenditures for long-lived assets and assets have been recast for 2011 and 2010 to reflect the change in the composition of our operating segments. There was no material change in segment revenue or operating profit as a result of this change.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,

(In millions)	2012	2011	2010

Revenues
Distribution Solutions (1)
Direct distribution & services	$85,523	$77,554	$72,210
Sales to customers’ warehouses	20,453	18,631	21,435

Total U.S. pharmaceutical distribution & services	105,976	96,185	93,645
Canada pharmaceutical distribution & services	10,303	9,784	9,072
Medical-Surgical distribution & services	3,145	2,920	2,861

Total Distribution Solutions	119,424	108,889	105,578

Technology Solutions
Services	2,594	2,483	2,439
Software & software systems	596	590	571
Hardware	120	122	114

Total Technology Solutions	3,310	3,195	3,124

Total	$122,734	$112,084	$108,702

Operating profit
Distribution Solutions (2)	$2,219	$1,897	$1,988
Technology Solutions (3)	364	301	385

Total	2,583	2,198	2,373
Corporate	(413)	(341)	(342)
Litigation credit, net	—	—	20
Interest expense	(251)	(222)	(187)

Income from continuing operations before income taxes	$1,919	$1,635	$1,864

Depreciation and amortization(4) (5)
Distribution Solutions	$225	$167	$154
Technology Solutions	209	209	212
Corporate	117	120	111

Total	$551	$496	$477

Expenditures for long-lived assets (5) (6)
Distribution Solutions	$175	$158	$90
Technology Solutions	22	26	31
Corporate	28	49	78

Total	$225	$233	$199

Segment assets, at year end (5)
Distribution Solutions	$25,374	$22,732	$19,599
Technology Solutions	3,575	3,504	3,635

Total	28,949	26,236	23,234
Corporate
Cash and cash equivalents	3,149	3,612	3,731
Other	995	1,038	1,224

Total	$33,093	$30,886	$28,189

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues for 2012, 2011 and 2010.
(2)

Operating profit for 2012 and 2011 includes AWP litigation charges of $149 million and $213 million, which were recorded in operating expenses. Operating profit for 2011 includes the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales.

(3)

Operating profit for 2012 includes product alignment charges of $51 million. Operating profit for 2011 includes a $72 million asset impairment charge for capitalized software held for sale, which was recorded in cost of sales.

(4)	Amounts primarily include amortization of acquired intangible assets purchased in connection with acquisitions, capitalized software held for sale and capitalized software for internal use.
(5)	Amounts have been recast for 2011 and 2010 to reflect the transfer of assets from our Distribution Solutions segment to Corporate effective April 1, 2011.
(6)	Long-lived assets consist of property, plant and equipment.

McKESSON CORPORATION

FINANCIAL NOTES (Continued)

Revenues and property, plant and equipment by geographic areas were as follows:

	Years Ended March 31,

(In millions)	2012	2011	2010

Revenues
United States	$112,230	$102,089	$99,387
International	10,504	9,995	9,315

Total	$122,734	$112,084	$108,702

Property, plant and equipment, net, at year end
United States	$952	$901	$764
International	91	90	87

Total	$1,043	$991	$851

International operations primarily consist of our operations in Canada, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel. We also have an equity-held investment (Nadro) in Mexico. Net revenues were attributed to geographic areas based on the customers’ shipment locations.

23.	Quarterly Financial Information (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2012
Revenues	$29,980	$30,216	$30,839	$31,699
Gross profit	1,509	1,647	1,566	1,845
Net income (1)(2)	286	296	300	521
Earnings per common share (1)(2)(6)
Diluted	$1.13	$1.18	$1.20	$2.09
Basic	1.15	1.20	1.22	2.14

Fiscal 2011
Revenues	$27,450	$27,534	$28,247	$28,853
Gross profit	1,392	1,366	1,461	1,751
Net income (1)(3)(4)(5)	298	327	155	422
Earnings per common share (1)(3)(4)(5)(6)
Diluted
Continuing operations	$1.10	$0.97	$0.60	$1.62
Discontinued operation (5)	—	0.28	—	—

Total	$1.10	$1.25	$0.60	$1.62

Earnings per common share (1)(3)(4)(5)(6)
Basic
Continuing operations	$1.12	$0.99	$0.61	$1.65
Discontinued operation (5)	—	0.28	—	—

Total	$1.12	$1.27	$0.61	$1.65

(1)

Financial results for the second, third and fourth quarters of 2012 include AWP litigation charges of $118 million pre-tax ($77 million after-tax), $27 million pre-tax ($15 million after-tax) and $4 million pre-tax (benefit of $32 million after-tax), which were recorded in operating expenses. Financial results for the second and third quarters of 2011 include AWP litigation charges of $24 million pre-tax ($16 million after-tax) and $189 million pre-tax ($133 million after-tax), which were recorded in operating expenses.

(2)	Financial results for the third and fourth quarters of 2012 include product alignment charges of $42 million and $9 million.
(3)

Financial results for the first quarter of 2011 include the receipt of $51 million representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer, which was recorded as a reduction to cost of sales.

(4)	Financial results for the second quarter of 2011 include a $72 million asset impairment charge for capitalized software held for sale, which was recorded to cost of sales.
(5)	Financial results for the second quarter of 2011 include a $95 million pre-tax ($72 million after-tax) gain from the sale of MAP.
(6)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION

FINANCIAL NOTES (Concluded)

24.	Subsequent Event

In April 2012, we purchased the remaining 50% interest in our corporate headquarters building located in San Francisco, California, for total cash of $90 million. The cash paid was funded from cash on hand. We previously held a 50% ownership interest and are the primary tenant in this building. As a result, this transaction will be accounted for as a step acquisition, which requires that we re-measure our previously held 50% interest to fair value and record the difference between the fair value and carrying value as a gain in the consolidated statements of operations.

The total fair value of the net assets acquired was $180 million, which was preliminarily allocated as follows: buildings and improvements of $113 million and land of $58 million with the remainder allocated to settlement of our pre-existing lease and lease intangible assets. The fair value of the buildings and improvements was determined based on current market replacement costs less depreciation and unamortized tenant improvement costs, as well as, other relevant market information, and has a weighted average useful life of 30 years. The fair value of the land was determined using comparable sales of land within the surrounding market.

The re-measurement to fair value is anticipated to result in a pre-tax gain of approximately $75 million ($46 million after-tax). The pre-tax gain will be recorded within Corporate in the consolidated statements of operations during the quarter ending June 30, 2012.

McKESSON CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

McKESSON CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement.

Information about the Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Controller and Financial Managers can be found on our website, www.mckesson.com, under the Investors – Corporate Governance tab. The Company’s Corporate Governance Guidelines and Charters for the Audit and Compensation Committees and the Committee on Directors and Corporate Governance can also be found on our website under the Investors – Corporate Governance tab.

The Company intends to disclose required information regarding any amendment to or waiver under the Code of Ethics referred to above by posting such information on our website within four business days after any such amendment or waiver.

Item 11.	Executive Compensation.

Information with respect to this item is incorporated by reference from the discussion under the heading “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Principal Stockholders” in our Proxy Statement.

McKESSON CORPORATION

The following table sets forth information as of March 31, 2012 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	13.2	(2)	$59.24	10.9	(3)
Equity compensation plans not approved by security holders	0.6	(4)	$32.70	—

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

(3)	Represents 1,599,560 shares available for purchase under the 2000 Employee Stock Purchase Plan and 9,278,617 shares available for grant under the 2005 Stock Plan.
(4)

Represents options and RSUs awarded under the following plans: (i) 1999 Stock Option and Restricted Stock Plan; and (ii) the 1998 Canadian Stock Incentive Plan. No further awards will be made under either of these plans.

The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2005 Stock Plan related to Non-Employee Directors, which is administered by the Board of Directors or its Committee on Directors and Corporate Governance.

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

McKESSON CORPORATION

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

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 21, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2013” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	53

Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010	54

Consolidated Balance Sheets as of March 31, 2012 and 2011	55

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2012, 2011 and 2010	56

Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010	57

Financial Notes	58

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	111

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	112

McKESSON CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Dated: May 2, 2012	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

*	*
John H. Hammergren Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	M. Christine Jacobs, Director

*	*
Jeffrey C. Campbell Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Marie L. Knowles, Director

*	*
Nigel A. Rees Vice President and Controller (Principal Accounting Officer)	David M. Lawrence, M.D., Director

*	*
Andy D. Bryant, Director	Edward A. Mueller, Director

*	*
Wayne A. Budd, Director	Jane E. Shaw, Director

*	/s/ Laureen E. Seeger
Alton F. Irby III, Director	Laureen E. Seeger *Attorney-in-Fact

Dated: May 2, 2012

McKESSON CORPORATION

SCHEDULE II

SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended March 31, 2012, 2011 and 2010

(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)

Year Ended March 31, 2012
Allowances for doubtful accounts	$124	$30	$—	$(43)	$ 111
Other allowances	16	5	—	(7)	14

	$140	$35	$—	$(50)	$ 125

Year Ended March 31, 2011
Allowances for doubtful accounts	$131	$18	$5	$(30)	$ 124
Other allowances	24	—	(2)	(6)	16

	$155	$18	$3	$(36)	$ 140

Year Ended March 31, 2010
Allowances for doubtful accounts	$152	$17	$7	$(45)	$ 131
Other allowances	12	6	10	(4)	24

	$164	$23	$17	$(49)	$ 155

	2012	2011	2010

(1) Deductions:
Written off	$(44)	$(36)	$(49)
Credited to other accounts	(6)	—	—

Total	$(50)	$(36)	$(49)

(2) Amounts shown as deductions from current and non-current receivables	$125	$140	$155

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	10-Q	1-13252	3.1	August 2, 2011

3.2	Amended and Restated By-Laws of the Company, as amended July 27, 2011.	8-K	1-13252	3.2	August 2, 2011

4.1	Indenture, dated as of March 11, 1997, by and between the Company, as Issuer, and The First National Bank of Chicago, as Trustee.	10-K	1-13252	4.4	June 19, 1997

4.2	Indenture, dated as of January 29, 2002, between the Company, as Issuer, and The Bank of New York, as Trustee.	10-K	1-13252	4.6	June 12, 2002

4.3	Indenture, dated as of March 5, 2007, by and between the Company, as Issuer, and The Bank of New York Trust Company, N.A., as Trustee.	8-K	1-13252	4.1	March 5, 2007

4.4	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as Issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as Trustee.	8-K	1-13252	4.2	February 28, 2011

10.1*	McKesson Corporation 1994 Stock Option and Restricted Stock Plan as amended through July 31, 2001.	10-K	1-13252	10.4	June 12, 2002

10.2*	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through May 26, 2004.	10-K	1-13252	10.2	May 7, 2008

10.3*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004

McKESSON CORPORATION

			Incorporated by Reference
Exhibit Number		Description	Form	File Number	Exhibit	Filing Date
10.4	*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003

10.5	*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on October 24, 2008.	10-Q	1-13252	10.1	October 29, 2008

10.6	*	McKesson Corporation Deferred Compensation Administration Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.6	May 13, 2005

10.7	*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008

10.8	*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated October 24, 2008.	10-Q	1-13252	10.2	October 29, 2008

10.9	*	McKesson Corporation Option Gain Deferral Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.8	May 13, 2005

10.10	*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008

10.11	*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010

10.12	*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated December 29, 2008.	10-K	1-13252	10.12	May 5, 2009

10.13	*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.	10-Q	1-13252	10.2	February 1, 2011

10.14	*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on April 21, 2010, effective July 28, 2010.	10-Q	1-13252	10.3	July 30, 2010

10.15	*	Form of Statement of Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation 2005 Management Incentive Plan, effective April 20, 2010.	10-K	1-13252	10.15	May 4, 2010

10.16	*	McKesson Corporation Long-Term Incentive Plan, as amended and restated effective May 26, 2010.	10-Q	1-13252	10.1	July 30, 2010

10.17	*	Form of Statement and Terms and Conditions Applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan, made on or after May 26, 2009.	10-Q	1-13252	10.2	July 30, 2010

10.18	*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.19*	Forms of (i) Statement of Standard Terms and Conditions applicable to Options, Restricted Stock, Restricted Stock Units and Performance Shares, (ii) Stock Option Grant Notice and (iii) Restricted Stock Unit Agreement, under the McKesson Corporation 2005 Stock Plan, as amended and restated on October 26, 2010.	10-Q	1-13252	10.1	February 1, 2011

10.20	Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 18, 2011, among the Company, as Servicer, CGSF Funding Corporation, as Seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10-Q	1-13252	10.1	July 28, 2011

10.21	Credit Agreement, dated as of September 23, 2011, among the Company and McKesson Canada Corporation, collectively, the Borrowers, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. (acting through its Canada branch), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Wells Fargo Bank, National Association as L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., The Bank of Nova Scotia and U.S. Bank National Association as Co-Documentation Agents, and The Other Lenders Party Thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Sole Lead Arranger and Sole Book Manager.	10-Q	1-13252	10.1	October 25, 2011

10.22	Senior Bridge Term Loan Agreement, dated as of November 23, 2010, among The Company, Bank of America N.A., as Administrative Agent, and The Other Lenders party thereto.	8-K	1-13252	10.1	November 29, 2010

10.23*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008

10.24*	Letter dated March 27, 2012 relinquishing certain rights provided in the Amended and Restated Employment Agreement by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	April 2, 2012

10.25*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008

10.26*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010

12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
21†	List of Subsidiaries of the Registrant.	—	—	—	—

23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—

24†	Power of Attorney.	—	—	—	—

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes.	—	—	—	—

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.
†	Filed herewith.
††	Furnished herewith.

Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION

DIRECTORS AND OFFICERS
BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren Chairman of the Board, President and Chief Executive Officer, McKesson Corporation	John H. Hammergren Chairman of the Board, President and Chief Executive Officer

Andy D. Bryant Vice Chairman of the Board, Intel Corporation	Patrick J. Blake Executive Vice President and Group President

Wayne A. Budd Senior Counsel, Goodwin Procter LLP	Jeffrey C. Campbell Executive Vice President and Chief Financial Officer

Alton F. Irby III Chairman and Founding Partner, London Bay Capital	Jorge L. Figueredo Executive Vice President, Human Resources

M. Christine Jacobs Chairman of the Board, President and Chief Executive Officer, Theragenics Corporation	Paul C. Julian Executive Vice President and Group President

Marie L. Knowles Executive Vice President and Chief Financial Officer, Retired, Atlantic Richfield Company	Laureen E. Seeger Executive Vice President, General Counsel and Chief Compliance Officer

David M. Lawrence, M.D. Chairman of the Board and Chief Executive Officer, Retired, Kaiser Foundation Health Plan, Inc. and Kaiser Foundation Hospitals	Randall N. Spratt Executive Vice President, Chief Technology Officer and Chief Information Officer

Edward A. Mueller Chairman of the Board and Chief Executive Officer, Retired, Qwest Communications International Inc.	Nicholas A. Loiacono Vice President and Treasurer

Jane E. Shaw, Ph.D. Chairman of the Board, Intel Corporation; Chairman of the Board and Chief Executive Officer, Retired, Aerogen, Inc.	Nigel A. Rees Vice President and Controller

Willie C. Bogan Secretary

McKESSON CORPORATION

CORPORATE INFORMATION

Common Stock

McKesson Corporation common stock is listed on the New York Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.

Stockholder Information

Wells Fargo Shareowner Services, 161 Concord Exchange North, South St. Paul, MN 55075 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates, 1099-DIVs, or to have your dividend check deposited directly into your checking or savings account, stockholders may call Wells Fargo Shareowner Services’ telephone response center at (866) 614-9635. For the hearing impaired call (651) 450-4144. Wells Fargo Shareowner Services also has a website: http://www.wellsfargo.com/shareownerservices – that stockholders may use 24 hours a day to request account information.

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

Annual Meeting

McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m. PDT, on Wednesday, July 25, 2012 at 1221 Chess Drive, Foster City, CA 94404.