Form 10-Q
period 2012-06-30
MCKESSON CORP
filed 2012-07-26
CIK 927653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2012
Common stock, $0.01 par value	236,008,795 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Quarter Ended June 30,
	2012	2011
Revenues	$30,798	$ 29,980
Cost of Sales	(29,198)	(28,471)

Gross Profit	1,600	1,509
Operating Expenses	(1,086)	(1,037)
Litigation Charge	(16)	—
Gain on Business Combination	81	—

Total Operating Expenses	(1,021)	(1,037)

Operating Income	579	472
Other Income, Net	8	8
Interest Expense	(56)	(64)

Income Before Income Taxes	531	416
Income Tax Expense	(151)	(130)

Net Income	$380	$ 286

Earnings Per Common Share
Diluted	$1.58	$ 1.13

Basic	$1.61	$ 1.15

Dividends Declared Per Common Share	$0.20	$ 0.20

Weighted Average Common Shares
Diluted	240	254
Basic	236	249

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended June 30,
	2012	2011
Net Income	$380	$ 286

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments, net of income tax expense of $4 and $7	(41)	11
Other, net of income tax expense of $3 and $3	6	5

Total Other Comprehensive Income (Loss)	(35)	16

Comprehensive Income	$345	$ 302

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$2,013	$ 3,149
Receivables, net	9,564	9,977
Inventories, net	10,059	10,073
Prepaid expenses and other	418	404

Total Current Assets	22,054	23,603
Property, Plant and Equipment, Net	1,221	1,043
Goodwill	5,025	5,032
Intangible Assets, Net	1,678	1,750
Other Assets	1,770	1,665

Total Assets	$31,748	$ 33,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$15,151	$ 16,114
Short-term borrowings	—	400
Deferred revenue	1,317	1,423
Deferred tax liabilities	1,534	1,092
Current portion of long-term debt	508	508
Other accrued liabilities	1,587	2,149

Total Current Liabilities	20,097	21,686

Long-Term Debt	3,072	3,072
Other Noncurrent Liabilities	1,376	1,504
Commitments and Contingent Liabilities (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2012 and March 31, 2012, 375 and 373 shares issued at June 30, 2012 and March 31, 2012	4	4
Additional Paid-in Capital	5,809	5,571
Retained Earnings	9,783	9,451
Accumulated Other Comprehensive Income (Loss)	(30)	5
Other	12	4
Treasury Shares, at Cost, 139 and 138 at June 30, 2012 and March 31, 2012	(8,375)	(8,204)

Total Stockholders’ Equity	7,203	6,831

Total Liabilities and Stockholders’ Equity	$31,748	$ 33,093

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended June 30,
	2012	2011
Operating Activities
Net income	$380	$ 286
Adjustments to reconcile to net cash provided by (used in) operating activities:
Gain on business combination	(81)	—
Depreciation and amortization	140	135
Other deferred taxes	170	31
Share-based compensation expense	42	39
Other non-cash items	(6)	8
Changes in operating assets and liabilities, net of acquisitions:
Receivables	444	(195)
Inventories	(4)	(303)
Drafts and accounts payable	(936)	445
Deferred revenue	(102)	(50)
Taxes	(142)	43
Litigation settlement payments	(273)	(6)
Deferred tax benefit on litigation charges	100	2
Other	(284)	(109)

Net cash provided by (used in) operating activities	(552)	326

Investing Activities
Property acquisitions	(46)	(58)
Capitalized software expenditures	(38)	(51)
Acquisitions, less cash and cash equivalents acquired	(108)	(106)
Other	42	61

Net cash used in investing activities	(150)	(154)

Financing Activities
Repayments of short-term borrowings	(400)	—
Repayments of long-term debt	—	(16)
Common stock transactions:
Issuances	43	51
Share repurchases, including shares surrendered for tax withholding	(53)	(672)
Dividends paid	(53)	(47)
Other	38	16

Net cash used in financing activities	(425)	(668)

Effect of exchange rate changes on cash and cash equivalents	(9)	—

Net decrease in cash and cash equivalents	(1,136)	(496)
Cash and cash equivalents at beginning of period	3,149	3,612

Cash and cash equivalents at end of period	$2,013	$ 3,116

See Financial Notes

McKESSON CORPORATION

FINANCIAL NOTES

(UNAUDITED)

1.	Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. We also evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. The consolidated VIEs are not material to our condensed consolidated financial statements. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements.

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

The results of operations for the quarter ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 previously filed with the SEC on May 2, 2012 (“2012 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

Recently Adopted Accounting Pronouncements

In the first quarter of 2013, we adopted amended guidance on a retrospective basis related to the presentation of other comprehensive income. The amended guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to report other comprehensive income and its components in a separate statement of comprehensive income. While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income as determined under previous accounting guidance. The amended guidance did not have a material effect on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2011, disclosure guidance related to the offsetting of assets and liabilities was issued. The guidance requires an entity to disclose information about offsetting and related arrangements for recognized financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. We are currently evaluating the impact of this new guidance on our condensed consolidated financial statements.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

2.	Business Combinations

On April 6, 2012, we purchased the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California, for $90 million, which was funded from cash on hand. We previously held a 50% ownership interest and were the primary tenant in this building. This transaction was accounted for as a step acquisition, which requires that we re-measure our previously held 50% ownership interest to fair value and record the difference between the fair value and carrying value as a gain in the condensed consolidated statements of operations. The re-measurement to fair value resulted in a non-cash pre-tax gain of $81 million ($51 million after-tax), which was recorded as a gain on business combination within Corporate in the condensed consolidated statements of operations during the first quarter of 2013.

The total fair value of the net assets acquired was $180 million, which was allocated as follows: buildings and improvements of $113 million and land of $58 million with the remainder allocated for settlement of our pre-existing lease and lease intangible assets. The fair value of the buildings and improvements was determined based on current market replacement costs less depreciation and unamortized tenant improvement costs, as well as, other relevant market information, and has a weighted average useful life of 30 years. The fair value of the land was determined using comparable sales of land within the surrounding market.

On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for approximately $919 million, which was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of more than 850 independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to more than 160 independent pharmacies in Canada.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)
Current assets, net of cash acquired	$33
Goodwill	506
Intangible assets	441
Other long-term assets	15
Current liabilities	(37)
Long-term deferred tax liabilities	(39)

Purchase price, less cash and cash equivalents	$919

(1)	As previously reported in our Form 10-K for the year ended March 31, 2012.

The excess of the purchase price over the net tangible and intangible assets of approximately $506 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. The amount of goodwill expected to be deductible for tax purposes is $287 million.

During the first quarter of 2013, there were no material adjustments to the preliminary fair values recorded for the assets acquired and liabilities assumed of the Katz Assets as of the acquisition date and, therefore, we have not retrospectively adjusted our financial statements. These amounts are subject to change within the measurement period as our fair value assessments are finalized. We currently expect to finalize our fair value assessments by September 2012. Financial results for the acquired Katz Assets are included in the results of operations within our Canadian pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, beginning in the first quarter of 2013.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

During the last two years, we also completed a number of smaller acquisitions within both of our operating segments. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

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

As of June 30, 2012, we had $519 million of unrecognized tax benefits, of which $393 million would reduce income tax expense and the effective tax rate, if recognized. During the first quarter of 2013, we recorded an $82 million reduction to our gross unrecognized tax benefits as a result of a change in accounting method for tax purposes, which had no impact to the effective tax rate. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $149 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

We have received tax assessments of $98 million from the U.S. Internal Revenue Service (“IRS”) relating to 2003 through 2006. We disagree with a substantial portion of the tax assessments, which primarily relate to transfer pricing. We are pursuing administrative relief through the appeals process. We have also received assessments from the Canada Revenue Agency (“CRA”) for a total of $169 million related to transfer pricing for 2003 through 2007. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007. The trial between McKesson Canada Corporation and the CRA, argued in the Tax Court of Canada, concluded in early February 2012, and we are waiting for the decision. We continue to believe in the merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in an increase or decrease to income tax expense.

In November 2011, the IRS began its examination of 2007 through 2009. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all income tax uncertainties.

We report interest and penalties on tax deficiencies as income tax expense. At June 30, 2012, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $120 million. During the first quarter of 2013, we recognized an income tax benefit of $20 million in our condensed consolidated statements of operations, before any tax effect, which was primarily due to the reversal of accrued interest resulting from the reduction of our gross unrecognized tax benefits. We have no material amounts accrued for penalties.

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

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2012	2011

Net income	$380	$286

Weighted average common shares outstanding:
Basic	236	249
Effect of dilutive securities:
Options to purchase common stock	1	2
Restricted stock units	3	3

Diluted	240	254

Earnings Per common share: (1)
Diluted	$1.58	$1.13

Basic	$1.61	$1.15

(1)	Certain computations may reflect rounding adjustments.

Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately 5 million and 4 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended June 30, 2012 and 2011, as they were anti-dilutive.

5.	Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2012	$3,190	$1,842	$5,032
Goodwill acquired	—	7	7
Acquisition accounting and other adjustments	6	—	6
Foreign currency translation adjustments	(11)	(9)	(20)

Balance, June 30, 2012	$3,185	$1,840	$5,025

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

Information regarding intangible assets is as follows:

	June 30, 2012				March 31, 2012

(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	7	$1,082	$(579)	$503	$1,081	$(554)	$527
Service agreements	18	994	(65)	929	1,022	(52)	970
Trademarks and trade names	18	191	(40)	151	192	(38)	154
Technology	3	243	(193)	50	244	(190)	54
Other	8	78	(33)	45	76	(31)	45

Total		$2,588	$(910)	$1,678	$2,615	$(865)	$1,750

Amortization expense of intangible assets was $51 million and $48 million for the quarters ended June 30, 2012 and 2011. Estimated annual amortization expense of these assets is as follows: $200 million, $185 million, $165 million, $142 million and $121 million for 2013 through 2017 and $916 million thereafter. All intangible assets were subject to amortization as of June 30, 2012 and March 31, 2012.

6.	Financing Activities

Accounts Receivable Sales Facility

In May 2012, we renewed our existing accounts receivable sales facility (the “Facility”) for a one year period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2013.

During the first quarters of 2013 and 2012, there were no new borrowings under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding under the Facility, which are included in short-term borrowings and receivables in the condensed consolidated balance sheets. During the first quarter of 2013, we repaid $400 million of short-term borrowings using cash on hand. At June 30, 2012, there were no secured borrowings or related securitized accounts receivables outstanding under the Facility.

The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At June 30, 2012 and March 31, 2012, we were in compliance with all covenants.

Revolving Credit Facility

We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first quarters of 2013 and 2012. As of June 30, 2012 and March 31, 2012 there were no amounts outstanding under this facility.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

7.	Financial Instruments and Hedging Activities

At June 30, 2012 and March 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at June 30, 2012 and March 31, 2012 were money market fund investments of $0.9 billion and $0.8 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

The carrying amounts and estimated fair values of our long-term debt and other financing were $3.6 billion and $4.2 billion at June 30, 2012, and $3.6 billion and $4.1 billion at March 31, 2012. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.

In 2012, we entered into a number of forward contracts to hedge Canadian dollar and British pound denominated cash flows with gross notional values of $528 million and $151 million. The contracts to hedge Canadian dollar denominated cash flows mature over a period of eight years and have been designated for hedge accounting. Accordingly, changes in the fair value of these contracts are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. The contracts to hedge British pound denominated cash flows matured and were settled in the first quarter of 2013 and were not designated for hedge accounting. Accordingly, changes in the fair value of these contracts were recorded directly in earnings. At June 30, 2012 and March 31, 2012, the fair value of the remaining contracts and any corresponding net gains or losses for the first quarters of 2013 and 2012 were not material and no amounts were reclassified to earnings. The fair values of all derivatives are considered to be Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future.

8.	Commitments and Contingent Liabilities

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

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

Significant developments in previously reported proceedings and in other litigation and claims since the filing of our 2012 Annual Report on Form 10-K are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.

I. Average Wholesale Price Litigation and Claims

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

The Alaska Action

On May 16, 2012, in the previously reported action filed in Alaska state court by the State of Alaska against the Company and First Databank, Inc. (“FDB”), State of Alaska v. McKesson Corporation, et al., (No. 3AN-10-11348-CI), the court entered an order granting the parties’ joint motion to continue the February 4, 2013 trial date to September 23, 2013. Discovery is ongoing.

The Douglas County, Kansas Nationwide Class Action

On June 6, 2012, the Company paid into settlement escrow the outstanding $50 million balance of the previously reported $82 million settlement in the public payer class action filed against the Company in the United States District Court for Massachusetts relating to alleged misstatements and manipulations of AWP, Board of County Commissioners of Douglas County, Kansas et al. v. McKesson Corporation, (No. 1:08-CV-11349-PBS). The Douglas County, Kansas Action has been concluded, and the settlement releases have become final and binding on the classes and the settlement consideration has been paid and is no longer subject to return to the Company. Accordingly, in the first quarter of 2013, the Company applied the $82 million settlement consideration against the related litigation reserve previously established as all criteria for the extinguishment of this liability were met.

The New Jersey Qui Tam AWP Action

On June 11, 2012, in the previously reported qui tam action filed in the United States District Court for the District of New Jersey against the Company and seven other defendants, United States et al. ex rel. Morgan v. Express Scripts et al., (No. 05-1714), the court entered an order which became effective on July 11, 2012, dismissing with prejudice the claims asserted on behalf of the United States to the extent those claims were encompassed by the settlement release in the written settlement agreement between the Company and the United States.

The Mississippi Action

On June 12, 2012, the court entered an order continuing the November 26, 2012 trial date to March 18, 2013, in the previously reported action filed in Mississippi state court by the State of Mississippi against the Company, State of Mississippi v. McKesson Corporation, et al., (No. 251-10-862CIV). Discovery is ongoing.

The Arizona Administrative Proceeding

On June 14, 2012, the Arizona court of appeals held a hearing on the appeal of the Arizona Health Care Cost Containment System (“AHCCCS”) from the trial court’s order enjoining AHCCCS from prosecuting or reinitiating any penalty proceeding against the Company in the previously reported action filed in Arizona state court by the Company against AHCCCS and its Director, McKesson Corporation v. AHCCCS, (No. CV-2011-004446). The appellate court has not yet ruled on AHCCCS’s appeal.

McKESSON CORPORATION

FINANCIAL NOTES (CONTINUED)

(UNAUDITED)

State AWP Medicaid Settlements

On July 26, 2012, the Company executed written settlement agreements with various states to resolve state Medicaid claims relating to AWP pursuant to the previously announced agreement reached with a coalition of State Attorneys General. The Company will pay the amount, which is sufficiently covered by the related litigation reserve as of June 30, 2012, pursuant to those settlement agreements, to the settling States in the second quarter of 2013. The settling States on whose behalf claims were filed against the Company in the previously reported qui tam action filed in the United States District Court for the District of New Jersey, will seek dismissal with prejudice of those claims. In addition, two of the settling States had separate, pending lawsuits against the Company as reported in our 2012 Annual Report on Form 10-K. Pursuant to their settlement agreements, the State of Michigan will seek dismissal with prejudice of the claims it asserted against the Company in the previously reported action it filed in Michigan state court, Bill Schuette ex rel. State of Michigan v. McKesson Corporation, et al., (No.11-629-CZ), and the State of Indiana will seek dismissal with prejudice of the claims it asserted against the Company in the previously reported action it filed in Indiana state court, State of Indiana v. McKesson Corp. et al., (No. 49D11-1106-PL-021595).

The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Following our most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, the Company recorded a $16 million charge during the first quarter of 2013. Pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, are recorded in the Distribution Solutions segment. The Company’s AWP litigation reserve is included in other current liabilities in the consolidated balance sheets. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.

The following is the activity related to the AWP litigation reserve for the quarters ended June 30, 2012 and 2011:

	Quarter Ended June 30,
(In millions)	2012	2011
AWP litigation reserve at beginning of period	$453	$330
Charges incurred	16	—
Payments made	(273)	(6)

AWP litigation reserve at end of period	$196	$324

9.	Stockholders’ Equity

Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).

In March 2012, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $1.2 billion of the Company’s common stock. The program was funded with cash on hand. As of March 31, 2012, we had received 12 million shares representing the minimum number of shares due under this program. This program was completed in multiple tranches, and we received 0.9 million additional shares during the first quarter of 2013. In July 2012, we received 0.6 million additional shares upon completion of this program. The total number of shares repurchased under this program was 13.5 million shares at an average price per share of $89.10.

In April 2012, the Board authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion at June 30, 2012.

McKESSON CORPORATION

FINANCIAL NOTES (CONCLUDED)

(UNAUDITED)

10.	Segment Information

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

Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2012	2011
Revenues
Distribution Solutions (1)
Direct distribution & services	$21,301	$20,827
Sales to customers’ warehouses	5,347	4,891

Total U.S. pharmaceutical distribution & services	26,648	25,718
Canada pharmaceutical distribution & services	2,517	2,729
Medical-Surgical distribution & services	795	731

Total Distribution Solutions	29,960	29,178

Technology Solutions
Services	666	630
Software & software systems	145	144
Hardware	27	28

Total Technology Solutions	838	802

Total Revenues	$30,798	$29,980

Operating profit
Distribution Solutions (2)	$500	$475
Technology Solutions	93	100

Total	593	575
Corporate Expenses, Net (3)	(6)	(95)
Interest Expense	(56)	(64)

Income Before Income Taxes	$531	$416

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.
(2)	Operating profit for the first quarter of 2013 includes an AWP litigation charge of $16 million, which was recorded in operating expenses.
(3)	Corporate expenses for the first quarter of 2013 are net of an $81 million gain on business combination.

McKESSON CORPORATION

FINANCIAL REVIEW

(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our 2012 Annual Report on Form 10-K.

Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Results of Operations

Financial Overview:

	Quarter Ended June 30,
(In millions, except per share amounts)	2012	2011	Change

Revenues	$30,798	$29,980	3%

Litigation Charge	$(16)	$—	NM

Gain on Business Combination	$81	$—	NM

Income Before Income Taxes	$531	$416	28%
Income Tax Expense	(151)	(130)	16

Net Income	$380	$286	33

Diluted Earnings Per Common Share	$1.58	$1.13	40%

Weighted Average Diluted Common Shares	240	254	(6)%

  NM – not meaningful

Revenues for the first quarter of 2013 increased 3% to $30.8 billion compared to the same period a year ago. The increase in revenues primarily reflects market growth in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues.

On April 6, 2012, we purchased the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California for $90 million, which was funded from cash on hand. We previously held a 50% ownership interest and were the primary tenant in this building. This transaction was accounted for as a step acquisition, which requires that we re-measure our previously held 50% ownership interest to fair value and record the difference between the fair value and carrying value as a gain in the condensed consolidated statements of operations. The re-measurement to fair value resulted in a non-cash pre-tax gain of $81 million ($51 million after-tax), which was recorded as a gain on business combination within Corporate in the condensed consolidated statements of operations during the first quarter of 2013.

Income before income taxes for the first quarter of 2013 increased 28% to $531 million compared to the same period a year ago primarily due to the gain on business combination and growth in our Distribution Solutions segment. These increases were partially offset by a $16 million pre-tax charge to increase an existing reserve for our Average Wholesale Price (“AWP”) litigation.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Net income for the first quarter of 2013 increased 33% to $380 million and diluted earnings per common share for the first quarter of 2013 increased 40% to $1.58 compared to the same period a year ago. Diluted earnings per common share for 2013 also benefited from our repurchase of common stock.

Revenues:

	Quarter Ended June 30,
(Dollars in millions)	2012	2011	Change

Distribution Solutions
Direct distribution & services	$21,301	$20,827	2%
Sales to customers’ warehouses	5,347	4,891	9

Total U.S. pharmaceutical distribution & services	26,648	25,718	4
Canada pharmaceutical distribution & services	2,517	2,729	(8)
Medical-Surgical distribution & services	795	731	9

Total Distribution Solutions	29,960	29,178	3

Technology Solutions

Services	666	630	6
Software & software systems	145	144	1
Hardware	27	28	(4)

Total Technology Solutions	838	802	4

Total Revenues	$30,798	$29,980	3

Total revenues increased for the first quarter of 2013 compared to the same period a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues.

Direct distribution and services revenues increased primarily due to market growth, which includes growing drug utilization and price increases, increased volume with existing customers and new customers. The increase was partially offset by loss of customers and price deflation associated with brand to generic drug conversions. Sales to customers’ warehouses increased primarily due to increased volume from existing customers and a new customer.

Canadian pharmaceutical distribution and services revenues decreased during the first quarter of 2013. Excluding an unfavorable foreign currency exchange rate fluctuation of 4%, revenues decreased due to four less sales days and government-imposed price reduction for generic pharmaceuticals in certain provinces, partially offset by market growth and an increase in revenues associated with our acquisition of the Katz Assets, as discussed below.

On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for approximately $919 million, which was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of more than 850 independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to more than 160 independent pharmacies in Canada. Financial results for the acquired Katz Assets are included in the results of operations within our Canadian pharmaceutical distribution and services business, beginning in the first quarter of 2013.

Medical-Surgical distribution and services revenues increased primarily due to market growth and new customers.

Technology Solutions revenues increased primarily due to higher revenues for claims processing and an increase in maintenance revenues from new and existing customers.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2012	2011	Change

Gross Profit

Distribution Solutions	$1,215	$1,131	7%
Technology Solutions	385	378	2

Total	$1,600	$1,509	6

Gross Profit Margin
Distribution Solutions	4.06%	3.88%	18	bp
Technology Solutions	45.94	47.13	(119)
Total	5.20	5.03	17

bp—basis points

Gross profit and gross profit margin for the first quarter of 2013 increased compared to the same period a year ago primarily as a result of growth in our Distribution Solutions segment.

Distribution Solutions segment’s gross profit margin increased primarily due to an increase in buy margin, increased sales of higher margin generic drugs and our acquisition of the Katz Assets, partially offset by a decrease in sell margin. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers.

Technology Solutions segment’s gross profit margin decreased primarily due to an unfavorable change in revenue mix.

Operating Expenses and Other Income, Net:

	Quarter Ended June 30,
(Dollars in millions)	2012	2011	Change

Operating Expenses

Distribution Solutions (1)	$719	$661	9%
Technology Solutions	293	279	5
Corporate (2)	9	97	(91)

Total	$1,021	$1,037	(2)

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.40%	2.27%	13	bp
Technology Solutions	34.96	34.79	17
Total	3.32	3.46	(14)

Other Income, Net
Distribution Solutions	$4	$5	(20)%
Technology Solutions	1	1	—
Corporate	3	2	50

Total	$8	$8	—

(1)	Operating expenses for the first quarter of 2013 include an AWP litigation charge of $16 million.
(2)	Corporate expenses for the first quarter of 2013 are net of an $81 million pre-tax gain on business combination.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Operating expenses and operating expenses as a percentage of revenues for the first quarter of 2013 decreased compared to the same period a year ago primarily due to the gain on business combination, partially offset by increases due to the addition of the Katz Assets, higher employee compensation and benefit costs and an AWP litigation charge of $16 million.

Within our operating expenses in the first quarters of 2013 and 2012, we recorded a net credit of $79 million and a charge of $10 million for acquisition expenses and related adjustments. The net credit in the first quarter of 2013 was primarily due to the gain on business combination, and the charge in the first quarter of 2012 was primarily incurred to integrate our acquisition of US Oncology Holdings, Inc.

Acquisition expenses and related adjustments include transaction and integration expenses that are directly related to acquisitions by the Company and gains and losses related to business combinations. These expenses by segment were as follows:

	Quarter Ended June 30,
(In millions)	2012	2011
Operating Expenses
Distribution Solutions	$1	$8
Technology Solutions	1	2
Corporate	(81)	—

Total Acquisition Expenses and Related Adjustments	$(79)	$10

Amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company by segment was as follows:

	Quarter Ended June 30,
(In millions)	2012	2011
Cost of Sales:
Distribution Solutions	$1	$—
Technology Solutions	3	5

Total	$4	$5

Operating Expenses:
Distribution Solutions	$35	$31
Technology Solutions	12	12

Total	47	43

Total Acquisition-related Amortization	$51	$48

Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to the addition of the Katz Assets, an AWP litigation charge of $16 million, higher employee compensation and benefits costs and an increase in expenses associated with supporting higher revenues.

Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to higher employee compensation and benefits costs and our continued investment in research and development activities.

Corporate expenses decreased primarily due to the gain on business combination and lower employee compensation and benefits costs.

Other income, net for the first quarter of 2013 approximated the same period a year ago.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended June 30,
(Dollars in millions)	2012	2011	Change
Segment Operating Profit (1)
Distribution Solutions (2)	$500	$475	5%
Technology Solutions	93	100	(7)

Subtotal	593	575	3
Corporate Expenses, Net (3)	(6)	(95)	(94)
Interest Expense	(56)	(64)	(13)

Income Before Income Taxes	$531	$416	28

Segment Operating Profit Margin
Distribution Solutions	1.67%	1.63%	4	bp
Technology Solutions	11.10	12.47	(137)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.
(2)	Operating profit for the first quarter of 2013 includes an AWP litigation charge of $16 million, which was recorded in operating expenses.
(3)	Corporate expenses for the first quarter of 2013 are net of an $81 million pre-tax gain on business combination.

Operating profit margin for our Distribution Solutions segment increased primarily due to an increase in gross profit margin, partially offset by higher operating expenses as a percentage of revenues.

Operating profit margin for our Technology Solutions segment decreased primarily due to a decrease in gross profit margin and higher operating expenses as a percentage of revenues.

Corporate expenses, net of other income decreased primarily due to the gain on business combination and lower operating expenses.

Interest Expense: Interest expense for the first quarter of 2013 decreased compared to the same period a year ago primarily due to the repayment of $400 million of the current portion of our long-term debt in February 2012.

Income Taxes: Our reported income tax rates for the first quarters of 2013 and 2012 were 28.4% and 31.3%. Fluctuations in our reported income tax rates are primarily due to changes within our estimated business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete tax items. During the first quarters of 2013 and 2012, income tax expense included $17 million and $3 million of net income tax benefits for discrete items. Discrete tax benefits for 2013 primarily related to the reversal of accrued interest resulting from the reduction of gross unrecognized tax benefits.

Net Income: Net income was $380 million and $286 million for the first quarters of 2013 and 2012, or $1.58 and $1.13 per diluted common share. Net income and diluted earnings per common share for the first quarter of 2013 include an after-tax credit of $51 million, or $0.21 per diluted share, due to the gain on business combination.

Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 240 million and 254 million for the first quarters of 2013 and 2012. The decrease in the number of weighted average diluted common shares outstanding primarily reflects the effect of share repurchases during the last twelve months, partially offset by exercises of share-based awards.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Business Combinations

In addition to the acquisition of our corporate headquarters building and the Katz Assets, we also completed a number of smaller acquisitions within both of our operating segments over the last two years. Financial results for our business acquisitions have been included in our consolidated financial statements since their respective acquisition dates. Purchase prices for our business acquisitions have been allocated based on estimated fair values at the date of acquisition.

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

Operating activities used cash of $552 million and provided cash of $326 million during the first quarters of 2013 and 2012. Operating activities for the first quarter of 2013 include $273 million of payments made for AWP litigation settlements. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements.

Investing activities utilized cash of $150 million and $154 million during the first quarters of 2013 and 2012. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software.

Financing activities utilized cash of $425 million and $668 million during the first quarters of 2013 and 2012. Financing activities for the first quarter of 2013 include $400 million of cash paid for repayment of short-term borrowings and, for the first quarter of 2012, include $650 million of cash paid for stock repurchases.

In March 2012, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $1.2 billion of the Company’s common stock. This program was funded with cash on hand. As of March 31, 2012, we had received 12.0 million shares representing the minimum number of shares due under this program. This program was completed in multiple tranches, and we received 0.9 million additional shares during the first quarter of 2013. In July 2012, we received 0.6 million additional shares upon completion of this program. The total number of shares repurchased under this program was 13.5 million shares at an average price per share of $89.10.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

In April 2012, the Board of Directors authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion at June 30, 2012. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.

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

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2012		March 31, 2012
Cash and cash equivalents	$2,013		$3,149
Working capital	1,957		1,917
Debt, net of cash and cash equivalents	1,567		831
Debt to capital ratio (1)	33.2	%	36.8	%
Net debt to net capital employed (2)	17.9		10.8
Return on stockholders’ equity (3)	21.1		19.7

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.
(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).
(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.

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

Our cash and cash equivalents balance as of June 30, 2012, included approximately $1.4 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.

Working capital primarily includes cash and cash equivalents, receivables and inventories net of drafts and accounts payable, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements. Consolidated working capital increased slightly primarily due to a decrease in drafts and accounts payable and the repayment of short-term borrowings, partially offset by a decrease in cash and cash equivalents.

Our ratio of net debt to net capital employed increased in 2013 primarily due to lower cash and cash equivalents balances, partially offset by a decrease to total debt resulting from the $400 million of cash repayment of short-term borrowings.

McKESSON CORPORATION

FINANCIAL REVIEW (CONTINUED)

(UNAUDITED)

Credit Resources

We fund our working capital requirements primarily with cash and cash equivalents, as well as, short-term borrowings under the accounts receivable sales facility, revolving credit facility and from commercial paper issuances.

Accounts Receivable Sales Facility

In May 2012, we renewed our existing accounts receivable sales facility (the “Facility”) for a one year period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2013.

During the first quarters of 2013 and 2012, there were no new borrowings under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding under the Facility, which are included in short-term borrowings and receivables in the condensed consolidated balance sheets. During the first quarter of 2013, we repaid $400 million of short-term borrowings using cash on hand. At June 30, 2012, there were no secured borrowings or related securitized accounts receivables outstanding under the Facility.

Revolving Credit Facility

We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility for the first quarters of 2013 and 2012. As of June 30, 2012 and March 31, 2012, there were no amounts outstanding under this facility.

Debt Covenants

Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating this ratio, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of June 30, 2012, we were in compliance with our financial covenants.

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

FINANCIAL REVIEW (CONCLUDED)

(UNAUDITED)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

▪	material adverse resolution of pending legal proceedings;
▪	changes in the U.S. healthcare industry and regulatory environment;
▪	changes in the Canadian healthcare industry and regulatory environment;
▪	competition;
▪	substantial defaults in payments or a material reduction in purchases by, or the loss of, a large customer or group purchasing organization;
▪	the loss of government contracts as a result of compliance or funding challenges;
▪	public health issues in the United States or abroad;
▪	implementation delay, malfunction, failure or breach of internal information systems;
▪	the adequacy of insurance to cover property loss or liability claims;
▪	the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;
▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;
▪	system errors or failure of our technology products and solutions to conform to specifications;
▪	disaster or other event causing interruption of customer access to the data residing in our service centers;
▪	the delay or extension of our sales or implementation cycles for external software products;
▪	changes in circumstances that could impair our goodwill or intangible assets;
▪	foreign currency fluctuations or disruptions to our foreign operations;
▪	new or revised tax legislation or challenges to our tax positions;
▪	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;
▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers; and
▪	changes in accounting principles generally accepted in the United States of America.

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

We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2012 Annual Report on Form 10-K.

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

There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Financial Note 8, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2012, we entered into an accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $1.2 billion of the Company’s common stock. The program was funded with cash on hand. As of March 31, 2012, we had received 12.0 million shares representing the minimum number of shares due under this program. This program was completed in multiple tranches, and we received 0.9 million additional shares during the first quarter of 2013. In July 2012, we received 0.6 million additional shares upon completion of this program. The total number of shares repurchased under this program was 13.5 million shares at an average price per share of $89.10.

In April 2012, the Board of Directors authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the first quarter of 2013.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2012 – April 30, 2012	—	$—	—	$1,000
May 1, 2012 – May 31, 2012	0.9	89.10	0.9	1,000
June 1, 2012 – June 30, 2012	—	—	—	1,000

Total	0.9	89.10	0.9	1,000

(1)

This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

In the first quarter of 2013, we adopted amended guidance on a retrospective basis related to the presentation of other comprehensive income. The amended guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to report other comprehensive income and its components in a separate statement of comprehensive income. The table below reflects the retrospective application of this guidance for the fiscal years ended March 31, 2012, 2011 and 2010. The retrospective application did not have a material impact on our consolidated financial statements.

	Year Ended March 31,
(In millions)	2012	2011	2010
Net income	$1,403	$1,202	$1,263

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments, net of income tax benefit (expense) of ($2), ($3) and ($1)	(56)	76	238
Other, net of income tax benefit (expense) of $9, ($3) and $32	(26)	5	(53)

Total Other Comprehensive Income (Loss)	(82)	81	185

Comprehensive Income	$1,321	$1,283	$1,448

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Amendment No. 1, dated as of May 16, 2012, to Fourth Amended and Restated Receivables Purchase Agreement and Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 18, 2011, among the Company, as Servicer, CGSF Funding Corporation, as Seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.2*	Form of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii) Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.

10.3*	Form of Statement of Terms and Conditions applicable to Awards under the McKesson Corporation 2005 Management Incentive Plan.

10.4*	Form of Statement of Terms and Conditions applicable to Awards under the McKesson Corporation Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date: July 26, 2012	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

Date: July 26, 2012	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller