Form 10-Q
period 2012-09-30
MCKESSON CORP
filed 2012-10-25
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	September 30, 2012
Common stock, $0.01 par value	236,039,739 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues	$29,850	$30,216	$60,648	$60,196
Cost of Sales	(28,130)	(28,569)	(57,328)	(57,040)
Gross Profit	1,720	1,647	3,320	3,156
Operating Expenses	(1,065)	(1,051)	(2,151)	(2,088)
Litigation Charges	(44)	(118)	(60)	(118)
Gain on Business Combination	—	—	81	—
Total Operating Expenses	(1,109)	(1,169)	(2,130)	(2,206)
Operating Income	611	478	1,190	950
Other Income, Net	10	6	18	14
Interest Expense	(55)	(64)	(111)	(128)
Income Before Income Taxes	566	420	1,097	836
Income Tax Expense	(165)	(124)	(316)	(254)
Net Income	$401	$296	$781	$582

Earnings Per Common Share
Diluted	$1.67	$1.18	$3.25	$2.31
Basic	$1.70	$1.20	$3.31	$2.35

Dividends Declared Per Common Share	$0.20	$0.20	$0.40	$0.40

Weighted Average Common Shares
Diluted	240	250	240	252
Basic	236	246	236	247

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net Income	$401	$296	$781	$582

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments, net of income tax expense (benefit) of ($2), $1, $2, and $8	71	(128)	30	(117)
Other, net of income tax expense of $2, $1, $5, and $4	5	4	11	9
Total Other Comprehensive Income (Loss)	76	(124)	41	(108)
Comprehensive Income	$477	$172	$822	$474

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$2,831	$3,149
Receivables, net	9,823	9,977
Inventories, net	10,070	10,073
Prepaid expenses and other	367	404
Total Current Assets	23,091	23,603
Property, Plant and Equipment, Net	1,223	1,043
Goodwill	5,128	5,032
Intangible Assets, Net	1,699	1,750
Other Assets	1,827	1,665
Total Assets	$32,968	$33,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$15,501	$16,114
Short-term borrowings	—	400
Deferred revenue	1,528	1,423
Deferred tax liabilities	1,710	1,092
Current portion of long-term debt	508	508
Other accrued liabilities	1,503	2,149
Total Current Liabilities	20,750	21,686
Long-Term Debt	3,073	3,072
Other Noncurrent Liabilities	1,430	1,504
Commitments and Contingent Liabilities (Note 8)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2012 and March 31, 2012, 376 and 373 shares issued at September 30, 2012 and March 31, 2012	4	4
Additional Paid-in Capital	5,948	5,571
Retained Earnings	10,135	9,451
Accumulated Other Comprehensive Income	46	5
Other	15	4
Treasury Shares, at Cost, 140 and 138 at September 30, 2012 and March 31, 2012	(8,433)	(8,204)
Total Stockholders’ Equity	7,715	6,831
Total Liabilities and Stockholders’ Equity	$32,968	$33,093

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Operating Activities
Net income	$781	$582
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	282	271
Other deferred taxes	251	26
Share-based compensation expense	82	78
Gain on business combination	(81)	—
Other non-cash items	20	26
Changes in operating assets and liabilities, net of acquisitions:
Receivables	219	(435)
Inventories	16	(269)
Drafts and accounts payable	(629)	880
Deferred revenue	147	191
Taxes	(117)	129
Litigation charges	60	118
Litigation settlement payments	(438)	(6)
Deferred tax expense (benefit) on litigation	147	(39)
Other	(281)	(157)
Net cash provided by operating activities	459	1,395

Investing Activities
Property acquisitions	(86)	(126)
Capitalized software expenditures	(81)	(101)
Acquisitions, less cash and cash equivalents acquired	(251)	(194)
Other	67	72
Net cash used in investing activities	(351)	(349)

Financing Activities
Proceeds from short-term borrowings	1,125	—
Repayments of short-term borrowings	(1,525)	—
Repayments of long-term debt	—	(17)
Common stock transactions:
Issuances	80	82
Share repurchases, including shares surrendered for tax withholding	(53)	(672)
Dividends paid	(100)	(97)
Other	40	19
Net cash used in financing activities	(433)	(685)
Effect of exchange rate changes on cash and cash equivalents	7	(30)
Net increase (decrease) in cash and cash equivalents	(318)	331
Cash and cash equivalents at beginning of period	3,149	3,612
Cash and cash equivalents at end of period	$2,831	$3,943

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.	Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. We also evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management's judgment, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. The consolidated VIEs are not material to our condensed consolidated financial statements. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements.
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
The results of operations for the quarter and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 previously filed with the SEC on May 2, 2012 (“2012 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company's fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company's fiscal year.
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
On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for $925 million, which was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of more than 850 independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to more than 160 independent pharmacies in Canada.
During the second quarter of 2013, the fair value measurements of assets acquired and liabilities assumed of the Katz Assets as of the acquisition date were completed. The following table summarizes the final amounts of the fair values recognized for the assets acquired and liabilities assumed as of the acquisition date, as well as measurement period adjustments made in the first six months of 2013, to the amounts initially recorded in 2012. The measurement period adjustments during the first six months of 2013 did not have a material impact on our consolidated statements of operations, balance sheets or cash flows in any period, and, therefore, we have not retrospectively adjusted our financial statements.

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Final as Adjusted)
Current assets, net of cash acquired	$33	$(1)	$32
Goodwill	506	6	512
Intangible assets	441	1	442
Other long-term assets	15	(1)	14
Current liabilities	(37)	1	(36)
Long-term deferred tax liabilities	(39)	—	(39)
Purchase price, less cash and cash equivalents	$919	$6	$925

(1)	As previously reported in our Form 10-K for the year ended March 31, 2012.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Included in the purchase price allocation are acquired identifiable intangibles of $442 million, the fair value of which was determined by using Level 3 inputs, which are estimated using significant unobservable inputs. Acquired intangibles primarily consist of $318 million of service agreements and $114 million of trademarks and trade names. Service agreements, trademarks and trade names and total acquired intangibles assets each has an estimated weighted average life of 20 years. The excess of the purchase price over the net tangible and intangible assets of approximately $512 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. The amount of goodwill expected to be deductible for tax purposes is $290 million.
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
As of September 30, 2012, we had $523 million of unrecognized tax benefits, of which $397 million would reduce income tax expense and the effective tax rate, if recognized. During the first six months of 2013, we recorded an $82 million reduction to our gross unrecognized tax benefits as a result of a change in accounting method for tax purposes, which had no impact to the effective tax rate. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $158 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
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
We report interest and penalties on tax deficiencies as income tax expense. At September 30, 2012, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $121 million. We recognized an income tax expense of $2 million and a reduction in income tax expense of $18 million, before any tax benefit, related to interest in our condensed consolidated statements of operations during the second quarter and first six months of 2013. The income tax benefit recognized during the first six months of 2013 was primarily due to the reversal of accrued interest resulting from the reduction of our gross unrecognized tax benefits. We have no material amounts accrued for penalties.

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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2012	2011	2012	2011

Net income	$401	$296	$781	$582

Weighted average common shares outstanding:
Basic	236	246	236	247
Effect of dilutive securities:
Options to purchase common stock	1	1	1	2
Restricted stock units	3	3	3	3
Diluted	240	250	240	252

Earnings per common share: (1)
Diluted	$1.67	$1.18	$3.25	$2.31
Basic	$1.70	$1.20	$3.31	$2.35

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately 2 million and 1 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share for second quarters of 2013 and 2012 and 5 million and 4 million for the first six months of 2013 and 2012, as they were anti-dilutive.

5.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2012	$3,190	$1,842	$5,032
Goodwill acquired	86	5	91
Foreign currency translation adjustments	8	(3)	5
Balance, September 30, 2012	$3,284	$1,844	$5,128

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding intangible assets is as follows:

	September 30, 2012				March 31, 2012
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	6	$1,133	$(607)	$526	$1,081	$(554)	$527
Service agreements	18	1,003	(80)	923	1,022	(52)	970
Trademarks and trade names	18	199	(42)	157	192	(38)	154
Technology	4	248	(197)	51	244	(190)	54
Other	8	77	(35)	42	76	(31)	45
Total		$2,660	$(961)	$1,699	$2,615	$(865)	$1,750
Amortization expense of intangible assets was $48 million and $99 million for the quarter and six months ended September 30, 2012 and $50 million and $98 million for the quarter and six months ended September 30, 2011. Estimated annual amortization expense of these assets is as follows: $202 million, $193 million, $173 million, $149 million and $128 million for 2013 through 2017 and $953 million thereafter. All intangible assets were subject to amortization as of September 30, 2012 and March 31, 2012.

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
During the six months ended September 30, 2011, there were no borrowings under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding under the Facility, which are included in short-term borrowings and receivables in the condensed consolidated balance sheets. During the first quarter of 2013, we repaid $400 million of short-term borrowings using cash on hand. During the second quarter of 2013, there were a total of $1,125 million of short-term borrowings under the Facility all of which were repaid using cash on hand. At September 30, 2012, there were no short-term borrowings and related securitized accounts receivables outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At September 30, 2012 and March 31, 2012, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2013 and 2012. As of September 30, 2012 and March 31, 2012 there were no amounts outstanding under this facility.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

7.	Financial Instruments and Hedging Activities
At September 30, 2012 and March 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at September 30, 2012 and March 31, 2012 were money market fund investments of $1.1 billion and $0.8 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
The carrying amounts and estimated fair values of our long-term debt and other financing were $3.6 billion and $4.2 billion at September 30, 2012, and $3.6 billion and $4.1 billion at March 31, 2012. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.
In 2012, we entered into a number of forward contracts to hedge Canadian dollar and British pound denominated cash flows with gross notional values of $528 million and $151 million. The contracts to hedge Canadian dollar denominated cash flows mature over a period of eight years and have been designated for hedge accounting. Accordingly, changes in the fair value of these contracts are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings.  The contracts to hedge British pound denominated cash flows matured and were settled in the first quarter of 2013 and were not designated for hedge accounting. Accordingly, changes in the fair value of these contracts were recorded directly in earnings. At September 30, 2012 and March 31, 2012, the fair value of the outstanding contracts was not material.  Fair values of these derivatives were determined by using Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future. Amounts recorded to earnings for 2013 and 2012 were also not material.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2012 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2012, are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
I. Average Wholesale Price Litigation and Claims
The following matters involve a benchmark referred to as Average Wholesale Price (“AWP”), which is utilized by some public and private payers to calculate a portion of the amount that pharmacies and other providers are reimbursed for dispensing certain covered prescription drugs.
State AWP Medicaid Settlements
On July 30, 2012, the Company paid approximately $155 million to various states pursuant to the previously announced settlement agreements sponsored by a coalition of State Attorneys General. On August 13, 2012, the State of Indiana, pursuant to its settlement agreement with the Company, filed a notice dismissing with prejudice the claims asserted against the Company in the previously reported action filed in Indiana state court by the State of Indiana, State of Indiana v. McKesson Corp. et al., (No. 49D11-1106-PL-021595). On August 27, 2012, the State of Michigan, pursuant to its settlement agreement with the Company, filed a notice dismissing with prejudice the claims asserted against the Company in the previously reported action filed in Michigan state court by the State of Michigan, Bill Schuette ex rel. State of Michigan v. McKesson Corporation, et al., (No.11-629-CZ). On September 17, 2012, the settling states on whose behalf claims were filed against the Company in the previously reported qui tam action filed in the United States District Court for the District of New Jersey, United States et al. ex rel. Morgan v. Express Scripts et al., (No. 05-1714), filed a notice dismissing those claims to the extent those claims were encompassed by the settlement release in the parties’ agreements.
The Mississippi Action
On August 17, 2012, the court entered an order continuing the March 18, 2013 trial date to September 3, 2013, in the previously reported action filed in Mississippi state court by the State of Mississippi against the Company, State of Mississippi v. McKesson Corporation, et al., (No. 251-10-862CIV). Discovery is ongoing.
The Utah Action
On August 22, 2012, the Company entered into an agreement with the State of Utah in settlement of the previously reported action filed in the United States District Court for the Northern District of California by the State of Utah against the Company as the sole defendant, State of Utah v. McKesson Corporation, et al., (No. CV 10-4743-SC). On September 7, 2012, pursuant to the parties’ settlement agreement, the parties filed a stipulation dismissing the Utah Action with prejudice.
The Virginia Action
On August 29, 2012, the court entered an order moving the March 11, 2013 trial date to July 8, 2013 in the previously reported action filed in the United States District Court for the Northern District of California by the Commonwealth of Virginia against the Company and two of its employees, Commonwealth of Virginia v. McKesson Corporation, et al., (C11-02782-SI). Discovery is ongoing.
The Arizona Administrative Proceeding
On September 6, 2012, the Arizona court of appeals issued an order affirming the trial court’s order enjoining the Arizona Health Care Cost Containment System (“AHCCCS”) from prosecuting or reinitiating any penalty proceeding against the Company in the previously reported action filed in Arizona state court by the Company against AHCCCS and its Director, McKesson Corporation v. AHCCCS, (No. CV-2011-004446). The time for the filing of a petition for review has expired and no such petition was filed.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Shareholder Derivative Action
On September 10, 2012, a derivative action was filed in California Superior Court, San Francisco County, by a shareholder purportedly on behalf of the Company against certain past and present officers and directors of the Company, alleging that they breached their fiduciary duties and wasted Company assets by failing to prevent the underlying conduct that resulted in the Company’s AWP litigation, and seeking damages, corporate governance and procedural reforms, equitable and injunctive relief, restitution, disgorgement of profits, as well as attorneys’ fees and costs of suit, all in unspecified amounts, Daniel Himmel v. John Hammergren et al., (12-524074).  To date, no response to the complaint has been filed.
The Arizona Action
On September 14, 2012, an action was filed in Arizona state court, Maricopa County, by the State of Arizona against the Company asserting claims under the Arizona Consumer Fraud Act, and seeking injunctive relief, restitution, civil penalties, as well as attorneys’ fees and costs of suit, all in unspecified amounts, State of Arizona ex rel. Thomas Horne v. McKesson Corporation, (No. CV2012-013707). The Company has not yet responded to the complaint.
The Kansas Action
On September 28, 2012, the court granted defendant First Databank’s motion to continue the May 28, 2013 trial date to December 2, 2013, in the previously reported action filed in Kansas state court by the State of Kansas against the Company, State of Kansas ex rel. Steve Six v. McKesson Corporation, et al., (No. 10CV1491).
The Wisconsin Action
On October 2, 2012, an action was filed in Wisconsin state court, Dane County, by the State of Wisconsin against the Company, First Databank, the Hearst Corporation, and Hearst Business Media asserting claims under Wisconsin consumer protection and false claims statutes, and for civil conspiracy, and seeking damages, treble damages, civil penalties, forfeitures, injunctive relief, as well as attorneys’ fees and costs of suit, all in unspecified amounts, State of Wisconsin v. McKesson Corporation, et al., (12CV3948). The Company has not yet responded to the complaint.
The Oregon Action
On October 9, 2012, the Company entered into an agreement with the State of Oregon in settlement of the previously reported action filed in the United States District Court for the Northern District of California by the State of Oregon against the Company as the sole defendant, State of Oregon v. McKesson Corporation, et al., (No. C11-05384-SI). On October 18, 2012, pursuant to the settlement agreement, the parties filed a stipulation dismissing the Oregon Action with prejudice.
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Following our most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, the Company recorded pre-tax charges of $16 million and $44 million (total of $60 million) during the first and second quarters of 2013. The Company recorded a pre-tax charge of $118 million during the second quarter and first six months of 2012. Pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, are recorded in our Distribution Solutions segment. The Company’s AWP litigation reserve is included in other current liabilities in the consolidated balance sheets. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following is the activity related to the AWP litigation reserve for the first six months of 2013 and 2012:

	Six Months Ended September 30,
(In millions)	2012	2011
AWP litigation reserve at beginning of period	$453	$330
Charges incurred	60	118
Payments made	(438)	(6)
AWP litigation reserve at end of period	$75	$442
II. Other Litigation
On September 28, 2012, the Court entered judgment after trial in favor of the Company and its former indirect subsidiary, McKesson Medical-Surgical MediNet Inc., now merged into and doing business as McKesson Medical-Surgical MediMart Inc., finding no liability under the False Claims Act in the previously reported action, United States ex rel. Jamison v. McKesson Corporation, et al., (No. 2:08-CV-00214-SA). To date, no appeal by the United States has been filed.

9.	Stockholders’ Equity
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company's Board of Directors (the “Board”).
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
In April 2012, the Board authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion at September 30, 2012.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2012	2011	2012	2011
Revenues
Distribution Solutions (1)
Direct distribution & services	$20,938	$21,072	$42,239	$41,899
Sales to customers’ warehouses	4,806	4,909	10,153	9,800
Total U.S. pharmaceutical distribution & services	25,744	25,981	52,392	51,699
Canada pharmaceutical distribution & services	2,409	2,537	4,926	5,266
Medical-Surgical distribution & services	873	873	1,668	1,604
Total Distribution Solutions	29,026	29,391	58,986	58,569
Technology Solutions
Services	656	643	1,322	1,273
Software & software systems	142	153	287	297
Hardware	26	29	53	57
Total Technology Solutions	824	825	1,662	1,627
Total Revenues	$29,850	$30,216	$60,648	$60,196

Operating profit
Distribution Solutions (2)	$621	$477	$1,121	$952
Technology Solutions	97	108	190	208
Total	718	585	1,311	1,160
Corporate Expenses, Net (3)	(97)	(101)	(103)	(196)
Interest Expense	(55)	(64)	(111)	(128)
Income Before Income Taxes	$566	$420	$1,097	$836

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
For the second quarters of 2013 and 2012, operating profit includes AWP litigation charges of $44 million and $118 million, and for the first six months of 2013 and 2012, $60 million and $118 million. These charges were recorded in operating expenses. Operating profit for the second quarter and first six months of 2013 includes the receipt of $19 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers, which was recorded as a reduction to cost of sales.

(3)	Corporate expenses for the first six months of 2013 are net of an $81 million gain on business combination.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

11.	Subsequent Event
On October 25, 2012, we entered into a definitive agreement to acquire all outstanding shares of PSS World Medical, Inc. (“PSS World Medical”) of Jacksonville, Florida for $29.00 per share in cash. The total transaction, including the assumption of PSS World Medical’s outstanding debt, is valued at approximately $2.1 billion. PSS World Medical markets and distributes medical products and services throughout the United States. The acquisition is subject to customary closing conditions, including all necessary regulatory clearances and the approval of PSS World Medical’s shareholders. After the closing, the operations of PSS World Medical will be included in the results of our Medical-Surgical business, which is part of our Distribution Solutions segment.

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
The Company's fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company's fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Results of Operations
Financial Overview:

(In millions, except per share amounts)	Quarter Ended September 30,			Six Months Ended September 30,
	2012	2011	Change	2012	2011	Change

Revenues	$29,850	$30,216	(1)%	$60,648	$60,196	1%

Litigation Charges	$(44)	$(118)	(63)%	$(60)	$(118)	(49)%

Gain on Business Combination	$—	$—	—%	$81	$—	NM

Income Before Income Taxes	$566	$420	35%	$1,097	$836	31%
Income Tax Expense	(165)	(124)	33	(316)	(254)	24
Net Income	$401	$296	35	$781	$582	34

Diluted Earnings Per Common Share	$1.67	$1.18	42%	$3.25	$2.31	41%
Weighted Average Diluted Common Shares	240	250	(4)%	240	252	(5)%
NM – not meaningful
Revenues for 2013 approximated the same periods a year ago. Revenues were primarily impacted by price deflation associated with brand to generic drug conversions and market growth, which includes growing drug utilization and prices increases.
During the second quarters of 2013 and 2012, we recorded pre-tax litigation charges relating to our Average Wholesale Price (“AWP”) litigation of $44 million and $118 million, and for the first six months of 2013 and 2012, $60 million and $118 million. Adjustments to our AWP litigation reserves reflect our estimated probable losses for these claims.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

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
Income before income taxes for the second quarter of 2013 increased 35% to $566 million and for the first six months of 2013 increased 31% to $1,097 million compared to the same periods a year ago primarily due to a lower AWP litigation charge in 2013 and growth in our Distribution Solutions segment. The first six months of 2013 were also positively impacted by the gain on business combination.
Net income for the second quarter of 2013 increased 35% to $401 million and for the first six months of 2013 increased 34% to $781 million compared to the same periods a year ago. Diluted earnings per common share for the second quarter of 2013 increased 42% to $1.67 and for the first six months of 2013 increased 41% to $3.25 compared to the same periods a year ago. Diluted earnings per common share for 2013 also benefited from our repurchase of common stock.
Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Distribution Solutions
Direct distribution & services	$20,938	$21,072	(1)%	$42,239	$41,899	1%
Sales to customers’ warehouses	4,806	4,909	(2)	10,153	9,800	4
Total U.S. pharmaceutical distribution & services	25,744	25,981	(1)	52,392	51,699	1
Canada pharmaceutical distribution & services	2,409	2,537	(5)	4,926	5,266	(6)
Medical-Surgical distribution & services	873	873	—	1,668	1,604	4
Total Distribution Solutions	29,026	29,391	(1)	58,986	58,569	1
Technology Solutions
Services	656	643	2	1,322	1,273	4
Software & software systems	142	153	(7)	287	297	(3)
Hardware	26	29	(10)	53	57	(7)
Total Technology Solutions	824	825	—	1,662	1,627	2
Total Revenues	$29,850	$30,216	(1)	$60,648	$60,196	1
Revenues for 2013 approximated the same periods a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues.
Direct distribution and services revenues for 2013 approximated the same periods a year ago. Revenues for 2013 were impacted by price deflation associated with brand to generic drug conversions, the loss of customers and one less sales day as well as market growth, which includes growing drug utilization and price increases, expanded volume with existing customers and new customers.
Sales to customers' warehouses decreased for the second quarter of 2013 compared to the same period a year ago primarily due to price deflation associated with brand to generic drug conversions and one less sales day, partially offset by new and expanded business from existing customers. Sales to customers' warehouses increased for the first six months of 2013 compared to the same period a year ago primarily due to new and expanded business from existing customers, partially offset by price deflation associated with brand to generic drug conversions and one less sales day.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Canadian pharmaceutical distribution and services revenues decreased compared to the same periods a year ago. These revenues were impacted by an unfavorable foreign currency exchange rate fluctuation of 2% and 3% for the second quarter and first six months of 2013. Excluding foreign currency exchange rate fluctuations, Canadian revenues decreased 3% for the second quarter and first six months of 2013 primarily due to changes in our customer mix, less sales days and government imposed price reduction for generic pharmaceuticals in certain provinces. The second quarter and first six months of 2013 had one and five less sales days compared to the same periods a year ago.
Medical-Surgical distribution and services revenues for the second quarter of 2013 approximated the same period a year ago and increased for the first six months of 2013 primarily reflecting market growth and new customers offset by five less sales days.
Technology Solutions revenues for the second quarter of 2013 approximated the same period a year ago primarily due to higher revenues for claims processing and an increase in maintenance revenues from new and existing customers, which were fully offset by lower revenues associated with the sale and installation of our software products. Technology Solutions revenues increased for the first six months of 2013 primarily due to higher revenues for claims processing and an increase in maintenance revenues from new and existing customers, partially offset by lower revenues associated with the sale and installation of our software products.
Gross Profit:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Gross Profit
Distribution Solutions	$1,339	$1,258	6%		$2,554	$2,389	7%
Technology Solutions	381	389	(2)		766	767	—
Total	$1,720	$1,647	4		$3,320	$3,156	5
Gross Profit Margin
Distribution Solutions	4.61%	4.28%	33	bp	4.33%	4.08%	25	bp
Technology Solutions	46.24	47.15	(91)		46.09	47.14	(105)
Total	5.76	5.45	31		5.47	5.24	23

bp - basis points
Gross profit and gross profit margin increased for the second quarter and first six months of 2013 compared to the same periods a year ago primarily as a result of growth in our Distribution Solutions segment.
Distribution Solutions segment’s gross profit margin increased primarily due to an increase in buy margin, increased sales of higher margin generic drugs and our acquisition of the Katz Assets (as described under the caption "Business Combinations"), partially offset by a decrease in sell margin. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers. Our Distribution Solutions segment's 2013 gross profit margin was also favorably affected by the receipt of $19 million representing our share of  settlements of antitrust class action lawsuits brought against drug manufacturers.
Technology Solutions segment’s gross profit margin decreased primarily due to a change in product and services mix.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses and Other Income, Net:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Operating Expenses
Distribution Solutions (1)	$724	$785	(8)%		$1,443	$1,446	—%
Technology Solutions	286	281	2		579	560	3
Corporate (2)	99	103	(4)		108	200	(46)
Total	$1,109	$1,169	(5)		$2,130	$2,206	(3)
Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.49%	2.67%	(18)	bp	2.45%	2.47%	(2) bp
Technology Solutions	34.71	34.06	65		34.84	34.42	42
Total	3.72	3.87	(15)		3.51	3.66	(15)

Other Income, Net
Distribution Solutions	$6	$4	50%		$10	$9	11%
Technology Solutions	2	—	—		3	1	200
Corporate	2	2	—		5	4	25
Total	$10	$6	67		$18	$14	29

(1)
For the second quarters of 2013 and 2012, operating expenses include AWP litigation charges of $44 million and $118 million, and for the first six months of 2013 and 2012, $60 million and $118 million.

(2)	Corporate expenses for the first six months of 2013 are net of an $81 million pre-tax gain on business combination.
Operating expenses and operating expenses as a percentage of revenues decreased in 2013 compared to the same periods a year ago primarily due to a higher AWP litigation charge in 2012, partially offset by an increase associated with the addition of the Katz Assets. Operating expenses and operating expenses as a percentage of revenues for  the first six months of 2013 was also favorably impacted by the gain on business combination, partially offset by our continued investment in research and development activities and higher employee compensation and benefits costs. During the second quarters of 2013 and 2012, we recorded pre-tax litigation charges relating to our AWP litigation of $44 million and $118 million, and for the first six months of 2013 and 2012, $60 million and $118 million.
Within our operating expenses, we recorded a charge of $3 million and a net credit of $76 million for acquisition expenses and related adjustments during the second quarter and first six months of 2013 compared to charges of $8 million and  $18 million during the second quarter and first six months of 2012. The net credit in the first six months of 2013 was primarily due to the gain on business combination, and the charges in 2012 were primarily incurred to integrate our acquisition of US Oncology Holdings, Inc.
Acquisition expenses and related adjustments include transaction and integration expenses that are directly related to acquisitions by the Company and gains and losses related to business combinations. These expenses by segment were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2012	2011	2012	2011
Operating Expenses
Distribution Solutions	$2	$8	$3	$16
Technology Solutions	1	—	2	2
Corporate	—	—	(81)	—
Total Acquisition Expenses and Related Adjustments	$3	$8	$(76)	$18

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company by segment was as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2012	2011	2012	2011
Cost of Sales:
Distribution Solutions	$1	$1	$2	$1
Technology Solutions	3	5	6	10
Total	$4	$6	$8	$11

Operating Expenses:
Distribution Solutions	$31	$31	$66	$62
Technology Solutions	13	13	25	25
Total	$44	$44	$91	$87
Total Amortization of Acquisition-Related Intangibles	$48	$50	$99	$98
Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues decreased primarily due to a higher AWP litigation charge in 2012, partially offset by the addition of the Katz Assets and, for the first six months of 2013, higher employee compensation and benefits costs.
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to the addition of smaller acquisitions and other initiatives and, for the first six months of 2013, due to our continued investment in research and development activities.
Corporate expenses for the second quarter and first six months of 2013 decreased primarily due to a charitable contribution in 2012 and, for the first six months of 2013, the gain on a business combination.
Other income, net for 2013 increased primarily due to higher interest income.
Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Segment Operating Profit (1)
Distribution Solutions (2)	$621	$477	30%		$1,121	$952	18%
Technology Solutions	97	108	(10)		190	208	(9)
Subtotal	718	585	23		1,311	1,160	13
Corporate Expenses, Net (3)	(97)	(101)	(4)		(103)	(196)	(47)
Interest Expense	(55)	(64)	(14)		(111)	(128)	(13)
Income Before Income Taxes	$566	$420	35		$1,097	$836	31
Segment Operating Profit Margin
Distribution Solutions	2.14%	1.62%	52	bp	1.90%	1.63%	27	bp
Technology Solutions	11.77	13.09	(132)		11.43	12.78	(135)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

(2)
For the second quarters of 2013 and 2012, operating profit includes AWP litigation charges of $44 million and $118 million, and for the first six months of 2013 and 2012, $60 million and $118 million. These charges were recorded in operating expenses.

(3)	Corporate expenses for the first six months of 2013 are net of an $81 million pre-tax gain on business combination.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating profit margin for our Distribution Solutions segment increased primarily due to an increase in gross profit margin, and lower operating expenses as a percentage of revenues, which includes lower AWP litigation charges.
Operating profit margin for our Technology Solutions segment decreased primarily due to a decrease in gross profit margin and higher operating expenses as a percentage of revenues.
Corporate expenses, net of other income for the second quarter and first six months of 2013 decreased primarily due to a decrease in operating expenses, including for the first six months of 2013, the gain on a business combination.
Interest Expense: Interest expense for the second quarter and first six months of 2013 decreased compared to the same periods a year ago primarily due to the repayment of $400 million of the current portion of our long-term debt in February 2012.
Income Taxes: Our reported income tax rates for the second quarters of 2013 and 2012 were 29.2% and 29.5% and, for the first six months of 2013 and 2012, were 28.8% and 30.4%. Fluctuations in our reported income tax rates are primarily due to changes within our estimated business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete tax items. Income tax expense for the second quarters of 2013 and 2012 included discrete tax benefits of $7 million and $2 million and, for the first six months of 2013 and 2012, included discrete tax benefits of $24 million and $5 million. Discrete tax benefits for 2013 primarily related to the reversal of accrued interest resulting from the reduction of gross unrecognized tax benefits and other tax initiatives.
Net Income: Net income was $401 million and $296 million for the second quarters of 2013 and 2012, or $1.67 and $1.18 per diluted common share. Net income was $781 million and $582 million for the first six months of 2013 and 2012, or $3.25 and $2.31 per diluted common share. Net income and diluted earnings per common share for the second quarter and first six months of 2013 include an after-tax charge of $27 million and $37 million, or $0.11 and $0.15 per diluted share, and for the second quarter and first six months of 2012, include an after-tax charge of $77 million, or $0.31 per diluted share, due to the AWP litigation. Net income and diluted earnings per common share for first six months of 2013 include an after-tax credit of $51 million, or $0.21 per diluted share, due to the gain on business combination.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 240 million and 250 million for the second quarters of 2013 and 2012 and 240 million and 252 million for the first six months of 2013 and 2012. The decrease in the number of weighted average diluted common shares outstanding primarily reflects the effect of share repurchases during the last twelve months, partially offset by exercises of share-based awards.
Business Combinations
On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for $925 million, which was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of more than 850 independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to more than 160 independent pharmacies in Canada. Financial results for the acquired Katz Assets are included in the results of operations within our Canadian pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, beginning in the first quarter of 2013.
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
Operating activities provided cash of $459 million and $1,395 million during the first six months of 2013 and 2012. Operating activities for 2013 include $438 million of payments made for AWP litigation settlements. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements.
Investing activities utilized cash of $351 million and $349 million during the first six months of 2013 and 2012. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software.
Financing activities utilized cash of $433 million and $685 million during the first six months of 2013 and 2012. Financing activities for 2013 include $1,525 million of cash paid for repayment of short-term borrowings and $1,125 million of cash receipts from short-term borrowings. Additionally, financing activities for 2013 and 2012 included $53 million and $672 million of cash paid for stock repurchases.
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
In April 2012, the Board of Directors authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion at September 30, 2012. Stock repurchases may be made from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
We believe that our operating cash flow, financial assets and current access to capital and credit markets, including our existing credit facilities, will give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that future volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2012	March 31, 2012
Cash and cash equivalents	$2,831	$3,149
Working capital	2,341	1,917
Debt, net of cash and cash equivalents	750	831
Debt to capital ratio (1)	31.7%	36.8%
Net debt to net capital employed (2)	8.9	10.8
Return on stockholders' equity (3)	22.0	19.7

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
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
Our cash and cash equivalents balance as of September 30, 2012, included approximately $1.6 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
Working capital primarily includes cash and cash equivalents, receivables and inventories net of drafts and accounts payable, short-term borrowings, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Our ratio of net debt to net capital employed decreased in 2013 primarily due to the repayment of $400 million of short-term borrowing in the first quarter of 2013.
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
During the six months ended September 30, 2011, there were no borrowings under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding under the Facility, which are included in short-term borrowings and receivables in the condensed consolidated balance sheets. During the first quarter of 2013, we repaid $400 million of short-term borrowings using cash on hand. During the second quarter of 2013, there were a total of $1,125 million of short-term borrowings under the Facility all of which were repaid using cash on hand. At September 30, 2012, there were no short-term borrowings and related securitized accounts receivables outstanding under the Facility.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2013 and 2012. As of September 30, 2012 and March 31, 2012, there were no amounts outstanding under this facility.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating this ratio, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of September 30, 2012 and March 31, 2012, we were in compliance with our financial covenants.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In March 2012, we entered into an accelerated share repurchase (“ASR”) program with a third party financial institution to repurchase $1.2 billion of the Company's common stock. The program was funded with cash on hand. As of March 31, 2012, we had received 12.0 million shares representing the minimum number of shares due under this program.  This program was completed in multiple tranches, and we received 0.9 million additional shares during the first quarter of 2013. In July 2012, we received 0.6 million additional shares upon completion of this program. The total number of shares repurchased under this program was 13.5 million shares at an average price per share of $89.10.
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

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the second quarter of 2013.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2012 – July 31, 2012	0.6	$89.10	0.6	$1,000
August 1, 2012 – August 31, 2012	—	—	—	1,000
September 1, 2012 – September 30, 2012	—	—	—	1,000
Total	0.6	$89.10	0.6	1,000

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information.
None

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	October 25, 2012	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

Date:	October 25, 2012	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller