Form 10-Q
period 2012-12-31
MCKESSON CORP
filed 2013-01-31
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	December 31, 2012
Common stock, $0.01 par value	232,889,372 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues	$31,187	$30,839	$91,835	$91,035
Cost of Sales	(29,519)	(29,273)	(86,847)	(86,313)
Gross Profit	1,668	1,566	4,988	4,722
Operating Expenses	(1,183)	(1,047)	(3,334)	(3,135)
Litigation Charges	—	(27)	(60)	(145)
Gain on Business Combination	—	—	81	—
Total Operating Expenses	(1,183)	(1,074)	(3,313)	(3,280)
Operating Income	485	492	1,675	1,442
Other Income (Expense), Net	10	(2)	28	12
Interest Expense	(59)	(64)	(170)	(192)
Income Before Income Taxes	436	426	1,533	1,262
Income Tax Expense	(138)	(126)	(454)	(380)
Net Income	$298	$300	$1,079	$882

Earnings Per Common Share
Diluted	$1.24	$1.20	$4.49	$3.51
Basic	$1.27	$1.22	$4.58	$3.57

Dividends Declared Per Common Share	$0.20	$0.20	$0.60	$0.60

Weighted Average Common Shares
Diluted	240	251	240	252
Basic	235	246	236	247

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net Income	$298	$300	$1,079	$882

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments, net of income tax expense (benefit) of ($4), ($6), ($2), and $2	(16)	20	14	(97)
Other, net of income tax expense of $3, $3, $8, and $7	5	3	16	12
Total Other Comprehensive Income (Loss)	(11)	23	30	(85)
Comprehensive Income	$287	$323	$1,109	$797

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$2,726	$3,149
Receivables, net	9,962	9,977
Inventories, net	10,390	10,073
Prepaid expenses and other	361	404
Total Current Assets	23,439	23,603
Property, Plant and Equipment, Net	1,247	1,043
Goodwill	5,310	5,032
Intangible Assets, Net	1,799	1,750
Other Assets	1,638	1,665
Total Assets	$33,433	$33,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$15,047	$16,114
Short-term borrowings	—	400
Deferred revenue	1,431	1,423
Deferred tax liabilities	1,519	1,092
Current portion of long-term debt	506	508
Other accrued liabilities	1,705	2,149
Total Current Liabilities	20,208	21,686
Long-Term Debt	3,973	3,072
Other Noncurrent Liabilities	1,603	1,504
Commitments and Contingent Liabilities (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2012 and March 31, 2012, 377 and 373 shares issued at December 31, 2012 and March 31, 2012	4	4
Additional Paid-in Capital	6,005	5,571
Retained Earnings	10,384	9,451
Accumulated Other Comprehensive Income	35	5
Other	14	4
Treasury Shares, at Cost, 144 and 138 at December 31, 2012 and March 31, 2012	(8,793)	(8,204)
Total Stockholders’ Equity	7,649	6,831
Total Liabilities and Stockholders’ Equity	$33,433	$33,093

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Operating Activities
Net income	$1,079	$882
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	428	408
Other deferred taxes	499	(15)
Share-based compensation expense	123	113
Gain on business combination	(81)	—
Other non-cash items	53	75
Changes in operating assets and liabilities, net of acquisitions:
Receivables	57	(575)
Inventories	(313)	(1,200)
Drafts and accounts payable	(1,081)	1,636
Deferred revenue	49	122
Taxes	(88)	171
Litigation charges	60	145
Litigation settlement payments	(470)	(26)
Other	(39)	(20)
Net cash provided by operating activities	276	1,716

Investing Activities
Property acquisitions	(151)	(170)
Capitalized software expenditures	(117)	(137)
Acquisitions, less cash and cash equivalents acquired	(577)	(204)
Other	61	81
Net cash used in investing activities	(784)	(430)

Financing Activities
Proceeds from short-term borrowings	1,125	—
Repayments of short-term borrowings	(1,525)	—
Proceeds from issuances of long-term debt	892	—
Repayments of long-term debt	(4)	(23)
Common stock transactions:
Issuances	112	122
Share repurchases, including shares surrendered for tax withholding	(413)	(672)
Dividends paid	(147)	(146)
Other	42	22
Net cash provided by (used in) financing activities	82	(697)
Effect of exchange rate changes on cash and cash equivalents	3	(10)
Net increase (decrease) in cash and cash equivalents	(423)	579
Cash and cash equivalents at beginning of period	3,149	3,612
Cash and cash equivalents at end of period	$2,726	$4,191

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
The results of operations for the quarter and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 previously filed with the SEC on May 2, 2012 (“2012 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2011 and January 2013, disclosure guidance related to the offsetting of assets and liabilities was issued. The guidance requires an entity to disclose information about offsetting assets and liabilities for derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific GAAP criteria or subject to a master netting arrangement or similar agreement. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. We are currently evaluating the impact of this new guidance on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

2.	Business Combinations
On October 24, 2012, we entered into a definitive agreement to acquire all outstanding shares of PSS World Medical, Inc. (“PSS World Medical”) of Jacksonville, Florida for $29.00 per share in cash. The total transaction, including the assumption of PSS World Medical’s outstanding debt, is valued at approximately $2.1 billion. PSS World Medical markets and distributes medical products and services throughout the United States. On December 21, 2012, we received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with this proposed acquisition.  The acquisition is subject to approval by PSS World Medical shareholders; the shareholder vote has been scheduled for February 19, 2013. After the closing, the operations of PSS World Medical will be included in the results of our Medical-Surgical business, which is part of our Distribution Solutions segment.
On April 6, 2012, we purchased the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California, for $90 million, which was funded from cash on hand.  We previously held a 50% ownership interest and were the primary tenant in this building.  This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 50% ownership interest to fair value and record the difference between the fair value and carrying value as a gain in the condensed consolidated statements of operations.  The re-measurement to fair value resulted in a non-cash pre-tax gain of $81 million ($51 million after-tax), which was recorded as a gain on business combination within Corporate in the condensed consolidated statements of operations during the first quarter of 2013.
The total fair value of the net assets acquired was $180 million, which was allocated as follows: building and improvements of $113 million and land of $58 million with the remainder allocated for settlement of our pre-existing lease and lease intangible assets. The fair value of the building and improvements was determined based on current market replacement costs less depreciation and unamortized tenant improvement costs, as well as, other relevant market information, and has a weighted average useful life of 30 years. The fair value of the land was determined using comparable sales of land within the surrounding market.
On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for $925 million, which was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to independent pharmacies in Canada.
During the second quarter of 2013, the fair value measurements of assets acquired and liabilities assumed of the Katz Assets as of the acquisition date were completed. The following table summarizes the final amounts of the fair values recognized for the assets acquired and liabilities assumed as of the acquisition date, as well as measurement period adjustments made in the first six months of 2013 to the amounts initially recorded in 2012. The measurement period adjustments during the first six months of 2013 did not have a material impact on our consolidated statements of operations, balance sheets or cash flows in any period, and, therefore, we have not retrospectively adjusted our financial statements.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Included in the purchase price allocation are acquired identifiable intangibles of $442 million, the fair values of which were determined by using Level 3 inputs, which are estimated using significant unobservable inputs. Acquired intangibles primarily consist of $318 million of service agreements and $114 million of trademarks and trade names. Service agreements, trademarks and trade names and total acquired intangibles assets each have an estimated weighted average life of 20 years. The excess of the purchase price over the net tangible and intangible assets of $512 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. The amount of goodwill expected to be deductible for tax purposes is $290 million.
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

3.	Product Alignment Charges
During the third quarter of 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within our Technology Solutions segment. As part of this alignment strategy, we began converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon’s Microsoft®-based platform. Additionally, we stopped development of our Horizon Enterprise Revenue Management™ (“HzERM”) software product. The plan resulted in a pre-tax charge of $42 million during the third quarter of 2012, of which $26 million was recorded to cost of sales and $16 million was recorded to operating expenses within our Technology Solutions segment. The pre-tax charge included $22 million of non-cash asset impairment charges, primarily for the write-off of prepaid licenses and commissions and capitalized internal use software that were determined to be obsolete as they would not be utilized going forward, $6 million for severance, $6 million for customer allowances and $8 million for other charges.

4.	Income Taxes
As of December 31, 2012, we had $541 million of unrecognized tax benefits, of which $390 million would reduce income tax expense and the effective tax rate, if recognized. During the first nine months of 2013, we recorded an $82 million reduction to our gross unrecognized tax benefits as a result of a change in accounting method for tax purposes, which had no impact to the effective tax rate. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $170 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
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
In November 2011, the IRS began its examination of our 2007 through 2009 federal tax returns. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination. We believe that we have made adequate provision for all income tax uncertainties.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We report interest and penalties on tax deficiencies as income tax expense. At December 31, 2012, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $131 million. We recognized an income tax expense of $10 million and a reduction in income tax expense of $8 million, before any tax benefit, in our condensed consolidated statements of operations during the third quarter and first nine months of 2013. The income tax benefit recognized during the first nine months of 2013 was primarily due to the reversal of accrued interest resulting from the reduction of our gross unrecognized tax benefits.

5.	Earnings Per Common Share
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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2012	2011	2012	2011

Net income	$298	$300	$1,079	$882

Weighted average common shares outstanding:
Basic	235	246	236	247
Effect of dilutive securities:
Options to purchase common stock	1	2	1	2
Restricted stock units	4	3	3	3
Diluted	240	251	240	252

Earnings per common share: (1)
Diluted	$1.24	$1.20	$4.49	$3.51
Basic	$1.27	$1.22	$4.58	$3.57

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the third quarters of 2013 and 2012 and 5 million and 4 million for the first nine months of 2013 and 2012, as they were anti-dilutive.

6.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2012	$3,190	$1,842	$5,032
Goodwill acquired	87	187	274
Foreign currency translation adjustments	3	1	4
Balance, December 31, 2012	$3,280	$2,030	$5,310

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding intangible assets is as follows:

	December 31, 2012				March 31, 2012
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	7	$1,250	$(637)	$613	$1,081	$(554)	$527
Service agreements	18	1,022	(98)	924	1,022	(52)	970
Trademarks and trade names	18	199	(43)	156	192	(38)	154
Technology	4	265	(202)	63	244	(190)	54
Other	7	78	(35)	43	76	(31)	45
Total		$2,814	$(1,015)	$1,799	$2,615	$(865)	$1,750
Amortization expense of intangible assets was $53 million and $152 million for the quarter and nine months ended December 31, 2012 and $49 million and $147 million for the quarter and nine months ended December 31, 2011. Estimated annual amortization expense of these assets is as follows: $208 million, $213 million, $192 million, $169 million and $145 million for 2013 through 2017 and $1,024 million thereafter. All intangible assets were subject to amortization as of December 31, 2012 and March 31, 2012.

7.	Debt and Financing Activities
Senior Bridge Term Loan
In connection with our execution of an agreement to acquire PSS World Medical, in December 2012 we entered into a $2.1 billion unsecured Senior Bridge Term Loan Agreement (“Bridge Loan”). No amount has been drawn under the Bridge Loan as of December 31, 2012.  The Bridge Loan may be drawn on the closing date of the PSS World Medical acquisition to pay the equity shareholders of PSS World Medical, repay certain indebtedness of PSS World Medical and its subsidiaries and pay transaction costs associated with the acquisition.  The Bridge Loan matures on the first anniversary from the PSS World Medical acquisition date and must be repaid in full at that time, or, in full or in part, upon certain events occurring prior to such time, including specified debt and equity issuances and asset sales. The Bridge Loan bears interest based on the London Interbank Offered Rate plus a margin based on the Company’s credit ratings. Amounts repaid under the Bridge Loan cannot be redrawn by the Company. The Bridge Loan contains terms substantially similar to those in our existing revolving credit facility. We expect that we will refinance all or part of the funds obtained from the draw down of the Bridge Loan with longer-term debt financing prior to the end of the Bridge Loan’s one year term.
Long-Term Debt
On December 4, 2012, we issued 0.95% notes due December 4, 2015 in an aggregate principal amount of $500 million (“Notes due 2015”) and 2.70% notes due December 15, 2022 in an aggregate principal amount of $400 million (“Notes due 2022”). Interest on the Notes due 2015 is payable on June 4 and December 4 of each year beginning on June 4, 2013 and on the Notes due 2022 is payable on June 15 and December 15 of each year beginning on June 15, 2013. We utilized net proceeds, after discounts and offering expenses, of $892 million from the issuance of these notes (each note constitutes a “Series”) for general corporate purposes and replenishing working capital that was used to repay long-term debt that matured in February 2012.
Each Series constitutes an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and future unsecured and unsubordinated indebtedness outstanding from time-to-time. Each Series is governed by materially similar indentures and an officers’ certificate specifying certain terms of each Series.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Upon 30 days notice to holders of a Series, we may redeem that Series at any time prior to maturity, in whole or in part, for cash at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture and officers’ certificate relating to that Series. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer will be made to purchase that Series from the holders at a price in cash equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not incur liens, enter into sale and leaseback transactions or consolidate, merge or sell all or substantially all of our assets. The indentures also contain customary events of default provisions.

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
During the nine months ended December 31, 2011, there were no borrowings under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding under the Facility, which are included in short-term borrowings and receivables in the condensed consolidated balance sheets. During the first quarter of 2013, we repaid $400 million of short-term borrowings using cash on hand. During the second quarter of 2013, there were a total of $1,125 million of short-term borrowings under the Facility all of which were repaid in the same quarter using cash on hand. During the third quarter of 2013, there were no borrowings under the Facility. At December 31, 2012, there were no short-term borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At December 31, 2012 and March 31, 2012, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first nine months of 2013 and 2012. As of December 31, 2012 and March 31, 2012 there were no amounts outstanding under this facility.

8.	Financial Instruments and Hedging Activities
At December 31, 2012 and March 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments. All highly liquid debt instruments purchased with original maturity of three months or less at the date of acquisition are included in cash and cash equivalents. Included in cash and cash equivalents at December 31, 2012 and March 31, 2012 were money market fund investments of $1.5 billion and $0.8 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
The carrying amounts and estimated fair values of our long-term debt and other financing were $4.5 billion and $5.1 billion at December 31, 2012, and $3.6 billion and $4.1 billion at March 31, 2012. The estimated fair values of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

In 2012, we entered into a number of forward contracts to hedge Canadian dollar and British pound denominated cash flows with gross notional values of $528 million and $151 million. The contracts to hedge Canadian dollar denominated cash flows mature over a period of eight years and have been designated for hedge accounting. Accordingly, changes in the fair values of these contracts are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings.  The contracts to hedge British pound denominated cash flows matured and were settled in the first quarter of 2013 and were not designated for hedge accounting. In the third quarter of 2013, we entered into an additional forward contract to hedge a separately identifiable Canadian dollar denominated cash flow with a gross notional value of $177 million. This contract matures in less than one year and also has not been designated for hedge accounting. Accordingly, changes in the fair values of the contracts not designated for hedge accounting are recorded directly in earnings.
At December 31, 2012 and March 31, 2012, the fair values of the outstanding contracts were not material.  Fair values of these derivatives were determined by using Level 2 inputs under the fair value measurements and disclosure guidance and may not be representative of actual values that could have been realized or that will be realized in the future. Amounts recorded to earnings for 2013 and 2012 were also not material.

9.	Commitments and Contingent Liabilities
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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2012 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2012 and September 30, 2012, are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
I. Average Wholesale Price Litigation
The following matters involve a benchmark referred to as Average Wholesale Price (“AWP”), which is utilized by some public and private payers to calculate a portion of the amount that pharmacies and other providers are reimbursed for dispensing certain covered prescription drugs.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The Arizona Action
On November 7, 2012, the Company filed a motion to dismiss the previously reported action filed in Arizona state court by the State of Arizona against the Company, State of Arizona ex rel. Thomas Horne v. McKesson Corporation, (No. CV2012-013707). The briefing on the Company’s motion to dismiss is now complete, and a hearing has been set for March 11, 2013.
The Arizona Administrative Proceeding
On November 9, 2012, the Company received a Revised Notice of Proposed Civil Monetary Penalty from the Office of Inspector General for the Arizona Health Care Cost Containment System (“AHCCCS”) purporting to reinitiate an administrative proceeding against the Company, and seeking civil penalties in the amount of $112 million and an assessment in the amount of $102 million for false claims allegedly submitted to the Arizona Medicaid program (No. 2010-1218). This proceeding was previously enjoined by an Arizona state court which injunction was upheld on appeal. The Company intends to challenge the reinitiated proceeding and proposed penalty and assessment by AHCCCS.
The Kentucky Action
On November 26, 2012, the Company entered into an agreement with the Commonwealth of Kentucky in settlement of the previously reported action filed in Kentucky state court by the Commonwealth of Kentucky against the Company and First Databank, Commonwealth of Kentucky ex rel. Jack Conway v. McKesson Corporation, et al., (No. 11-CI-00935). On December 7, 2012, the court entered an order dismissing with prejudice the claims asserted against the Company in the Kentucky Action.
The Hawaii Action
On January 16, 2013, the court entered an order granting the Company’s unopposed motion to continue the April 15, 2013 trial date to February 17, 2014, in the previously reported action filed in Hawaii state court by the State of Hawaii against the Company and First Databank, State of Hawaii v. McKesson Corporation, et al., (No. 10-1-2411-11-GWBC). Discovery is ongoing.
The Kansas Action
On December 4, 2012, the Company entered into an agreement with the State of Kansas in settlement of the previously reported action filed in Kansas state court by the State of Kansas against the Company and First Databank, State of Kansas ex rel. Derek Schmidt v. McKesson Corporation, et al., (No. 10CV1491). On December 7, 2012, the court held a hearing during which it approved the parties’ settlement. On December 18, 2012, the State of Kansas filed a stipulation dismissing with prejudice the claims asserted against the Company in the Kansas Action.
The Virginia Action
On January 2, 2013, the court entered an order moving the July 8, 2013 trial date to October 28, 2013 in the previously reported action filed in the United States District Court for the Northern District of California by the Commonwealth of Virginia against the Company and two of its employees, Commonwealth of Virginia v. McKesson Corporation, et al., (No. C11-02782-SI). Discovery is ongoing.
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Following our most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, the Company recorded pre-tax charges of $16 million and $44 million (total of $60 million) during the first and second quarters of 2013. No additional amounts were recorded in the third quarter of 2013. The Company recorded pre-tax charges of $118 million and $27 million (total of $145 million) during the second and third quarters of 2012. Pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, are recorded in our Distribution Solutions segment. The Company’s AWP litigation reserve is included in other current liabilities in the condensed consolidated balance sheets. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following is the activity related to the AWP litigation reserve for the first nine months of 2013 and 2012:

	Nine Months Ended December 31,
(In millions)	2012	2011
AWP litigation reserve at beginning of period	$453	$330
Charges incurred	60	145
Payments made	(470)	(26)
AWP litigation reserve at end of period	$43	$449
II. Other Litigation
As previously reported, on September 28, 2012, the court entered judgment after trial in favor of the Company and its former indirect subsidiary, finding no liability under the False Claims Act in the previously reported action, United States ex rel. Jamison v. McKesson Corporation, et al., (No. 2:08-CV-00214-SA). The time for filing an appeal has expired and no appeal was filed.
In connection with the Company’s execution of an agreement to acquire PSS World Medical, on December 5, 2012, a putative class action complaint was filed in Florida state court, Duval County, by an alleged public shareholder of PSS World Medical against PSS World Medical, members of PSS World Medical’s board of directors, The Goldman Sachs Group, Inc., Goldman, Sachs & Co, and the Company, Baltimore County Employees’ Retirement System v. Gary A. Corless, et al., (No. 16-2012-CA-013015). The suit alleges that PSS World Medical and its board members breached their fiduciary duties by failing to maximize shareholder value and by failing to disclose material information in the preliminary proxy statement, and that the Company and others aided and abetted various fiduciary duty breaches in connection with the proposed merger. In addition to monetary damages in an unspecified amount and other remedies, the suit seeks to enjoin consummation of the merger. The Company has not yet responded to the complaint.
III. Government Investigations
From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such investigations are included in the Company’s 2012 Annual Report on Form 10-K. An example in the third quarter of 2013 is an investigation by the United States Department of Justice through the United States Attorney’s Office for the Middle District of Tennessee. The Company believes that the investigation is focused on distribution procedures with respect to the Vaccine for Children’s Program administered by the Center for Disease Control. In connection with the investigation, the Company has received and has responded to a subpoena seeking information and records from the Company’s Specialty Health business.
In addition, as previously reported, since 2009 the Company has cooperated with and responded to an investigation by the Regie de l'assurance maladie Du Quebec (“RAMQ”), a provincial government agency with administrative authority over the conduct of pharmaceutical businesses in the province of Quebec,  Canada.  The investigation focused on certain discounts and payments offered to pharmacies in Quebec, as well as payments received by the Company from certain manufacturers.  In the third quarter of 2013, the Company engaged in settlement discussions to resolve potential legal claims against the Company and its customers and suppliers arising from the investigation.  In consideration of the pace and progress of settlement discussions, the Company recorded a pre-tax charge of $40 million for estimated probable loss from potential legal claims arising from the investigation.  The charge was recorded to operating expenses within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

10.	Stockholders’ Equity
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
In the first quarter of 2013, the Board authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion. During the third quarter of 2013, we repurchased 3.8 million of the Company’s common shares for $360 million through open market transactions at an average price per share of $94.76. The total authorization outstanding for repurchases of the Company’s common stock was $640 million at December 31, 2012.
In January 2013, the Board authorized the repurchase of an additional $500 million of the Company’s common stock bringing the total authorization outstanding to $1.1 billion.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

11.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2012	2011	2012	2011
Revenues
Distribution Solutions (1)
Direct distribution & services	$22,386	$21,585	$64,625	$63,484
Sales to customers’ warehouses	4,468	5,198	14,621	14,998
Total U.S. pharmaceutical distribution & services	26,854	26,783	79,246	78,482
Canada pharmaceutical distribution & services	2,633	2,473	7,559	7,739
Medical-Surgical distribution & services	874	760	2,542	2,364
Total Distribution Solutions	30,361	30,016	89,347	88,585
Technology Solutions
Services	661	643	1,983	1,916
Software & software systems	145	152	432	449
Hardware	20	28	73	85
Total Technology Solutions	826	823	2,488	2,450
Total Revenues	$31,187	$30,839	$91,835	$91,035

Operating profit
Distribution Solutions (2) (3) (4)	$525	$510	$1,646	$1,462
Technology Solutions (5)	79	69	269	277
Total	604	579	1,915	1,739
Corporate Expenses, Net (6)	(109)	(89)	(212)	(285)
Interest Expense	(59)	(64)	(170)	(192)
Income Before Income Taxes	$436	$426	$1,533	$1,262

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)	Operating profit for the third quarter and first nine months of 2013 include a $40 million charge for a legal dispute in our Canadian business, which was recorded in operating expenses.

(3)
For the third quarter of 2012, operating profit includes an AWP litigation charge of $27 million. For the first nine months of 2013 and 2012, operating profit includes AWP litigation charges of $60 million and $145 million. These charges were recorded in operating expenses.

(4)
Operating profit for the third quarter and first nine months of 2013 includes the receipt of $8 million and $27 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers, which were recorded as a reduction to cost of sales.

(5)
Operating profit for the third quarter and first nine months of 2012 includes product alignment charges of $42 million, of which $26 million was recorded in cost of sales and $16 million was recorded in operating expenses.

(6)
Corporate expenses for the first nine months of 2013 are net of an $81 million pre-tax gain on business combination related to the acquisition of the remaining 50% ownership interest in our corporate headquarters building.

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
Results of Operations
Financial Overview:

(In millions, except per share amounts)	Quarter Ended December 31,			Nine Months Ended December 31,
	2012	2011	Change	2012	2011	Change

Revenues	$31,187	$30,839	1%	$91,835	$91,035	1%

Litigation Charges	$—	$(27)	NM	$(60)	$(145)	(59)%

Gain on Business Combination	$—	$—	—%	$81	$—	NM

Income Before Income Taxes	$436	$426	2%	$1,533	$1,262	21%
Income Tax Expense	(138)	(126)	10	(454)	(380)	19
Net Income	$298	$300	(1)	$1,079	$882	22

Diluted Earnings Per Common Share	$1.24	$1.20	3%	$4.49	$3.51	28%
Weighted Average Diluted Common Shares	240	251	(4)%	240	252	(5)%
NM – not meaningful
Revenues for 2013 approximated the same periods a year ago. Revenues were primarily impacted by market growth, which includes growing drug utilization and price increases, and price deflation associated with brand to generic drug conversions.
During the third quarter of 2012, we recorded a pre-tax litigation charge relating to our Average Wholesale Price (“AWP”) litigation of $27 million. For the first nine months of 2013 and 2012, we recorded pre-tax AWP litigation charges of $60 million and $145 million. Adjustments to our AWP litigation reserves reflect our estimated probable losses for these claims.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Since 2009 the Company has cooperated with and responded to an investigation by the Regie de l'assurance maladie Du Quebec (“RAMQ”), a provincial government agency with administrative authority over the conduct of pharmaceutical businesses in the province of Quebec,  Canada.  The investigation focused on certain discounts and payments offered to pharmacies in Quebec, as well as payments received by the Company from certain manufacturers.  In the third quarter of 2013, we engaged in settlement discussions to resolve potential legal claims against the Company and its customers and suppliers arising from the investigation.  In consideration of the pace and progress of settlement discussions, we recorded a pre-tax charge of $40 million for estimated probable loss from potential legal claims arising from the investigation.  The charge was recorded to operating expenses within our Distribution Solutions segment.
On April 6, 2012, we purchased the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California for $90 million, which was funded from cash on hand.  We previously held a 50% ownership interest and were the primary tenant in this building.  This transaction was accounted for as a step acquisition, which required that we re‑measure our previously held 50% ownership interest to fair value and record the difference between the fair value and carrying value as a gain in the condensed consolidated statements of operations.  The re-measurement to fair value resulted in a non-cash pre-tax gain of $81 million ($51 million after-tax), which was recorded as a gain on business combination within Corporate in the condensed consolidated statements of operations during the first quarter of 2013.
During the third quarter of 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within our Technology Solutions segment. As part of this alignment strategy, we planned on converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon’s Microsoft®-based platform. Additionally, we stopped development of our Horizon Enterprise Revenue Management™ (“HzERM”) software product. The plan resulted in a pre-tax charge of $42 million during the third quarter of 2012, of which $26 million was recorded to cost of sales and $16 million was recorded to operating expenses within our Technology Solutions segment. The pre-tax charge included $22 million of non-cash asset impairment charges, primarily for the write-off of prepaid licenses and commissions and capitalized internal use software that were determined to be obsolete as they would not be utilized going forward, $6 million for severance, $6 million for customer allowances and $8 million for other charges.
Income before income taxes for the third quarter of 2013 increased 2% to $436 million and for the first nine months of 2013 increased 21% to $1,533 million compared to the same periods a year ago. In addition to the items noted above, the increase in income before income taxes was primarily due to growth in our Distribution Solutions segment.
Net income for the third quarter of 2013 decreased 1% to $298 million and for the first nine months of 2013 increased 22% to $1,079 million compared to the same periods a year ago. Diluted earnings per common share for the third quarter of 2013 increased 3% to $1.24 and for the first nine months of 2013 increased 28% to $4.49 compared to the same periods a year ago. Diluted earnings per common share for 2013 also benefited from repurchase of our common stock.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Distribution Solutions
Direct distribution & services	$22,386	$21,585	4%	$64,625	$63,484	2%
Sales to customers’ warehouses	4,468	5,198	(14)	14,621	14,998	(3)
Total U.S. pharmaceutical distribution & services	26,854	26,783	—	79,246	78,482	1
Canada pharmaceutical distribution & services	2,633	2,473	6	7,559	7,739	(2)
Medical-Surgical distribution & services	874	760	15	2,542	2,364	8
Total Distribution Solutions	30,361	30,016	1	89,347	88,585	1
Technology Solutions
Services	661	643	3	1,983	1,916	3
Software & software systems	145	152	(5)	432	449	(4)
Hardware	20	28	(29)	73	85	(14)
Total Technology Solutions	826	823	—	2,488	2,450	2
Total Revenues	$31,187	$30,839	1	$91,835	$91,035	1
Revenues for 2013 approximated the same periods a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues.
Direct distribution and services revenues increased primarily due to market growth, which includes growing drug utilization and price increases, and expanded volume with existing customers and new customers, partially offset by price deflation associated with brand to generic drug conversions and the loss of customers.  Revenues for the third quarter of 2013 were also impacted by one additional sales day.
Sales to customers’ warehouses decreased primarily due to price deflation associated with brand to generic drug conversions, net of brand price inflation, partially offset by new and expanded business from existing customers. Revenues for the third quarter of 2013 were also impacted by one additional sales day.
Canadian pharmaceutical distribution and services revenues increased for the third quarter of 2013 and decreased for the first nine months of 2013 compared to the same periods a year ago. Excluding a favorable foreign currency exchange rate fluctuation of 3% during the third quarter of 2013, Canadian revenues increased 3% primarily due to market growth and one additional sales day, partially offset by changes in our customer mix and government imposed price reduction for generic pharmaceuticals in certain provinces. Excluding an unfavorable foreign currency exchange rate fluctuation of 1% during the first nine months of 2013, Canadian revenues decreased 1% for the first nine months of 2013 primarily due to four less sales days, government imposed price reduction for generic pharmaceuticals in certain provinces and changes in our customer mix, partially offset by market growth.
Medical-Surgical distribution and services revenues increased primarily reflecting market growth, new customers and from a small acquisition. These revenues were also impacted by one additional sales day and four less sales days for the third quarter and first nine months of 2013.
Technology Solutions revenues approximated the same period a year ago for the third quarter of 2013 and increased slightly for the first nine months of 2013. These revenues increased primarily due to higher volume of claims processing and an increase in maintenance revenues from new and existing customers. These increases were partially offset by lower revenues associated with the sale and installation of our software products and due to revenue deferral on certain products in our international business.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Gross Profit:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Gross Profit
Distribution Solutions (1)	$1,287	$1,201	7%		$3,841	$3,590	7%
Technology Solutions (2)	381	365	4		1,147	1,132	1
Total	$1,668	$1,566	7		$4,988	$4,722	6
Gross Profit Margin
Distribution Solutions	4.24%	4.00%	24	bp	4.30%	4.05%	25	bp
Technology Solutions	46.13	44.35	178		46.10	46.20	(10)
Total	5.35	5.08	27		5.43	5.19	24

(1) Gross profit for the third quarter and first nine months of 2013 includes the receipt of $8 million and $27 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers.
(2) Gross profit for the third quarter and first nine months of 2012 includes product alignment charges of $26 million.
bp - basis points
Gross profit and gross profit margin increased for the third quarter and first nine months of 2013 compared to the same periods a year ago primarily as a result of growth in our Distribution Solutions segment.
Distribution Solutions segment’s gross profit margin increased primarily due to increased sales of higher margin generic drugs, an increase in buy margin, our acquisition of the Katz Assets (as described under the caption “Business Combinations”) and a lower proportion of revenues within the segment attributed to sales to customers’ warehouses. These increases were partially offset by a decrease in sell margin. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers. Our Distribution Solutions segment’s gross profit margin for the third quarter and first nine months of 2013 was also favorably affected by the receipt of $8 million and $27 million representing our share of  settlements of antitrust class action lawsuits brought against drug manufacturers.
Technology Solutions segment's gross profit margin increased for the third quarter of 2013 and decreased for the first nine months of 2013 compared to the same periods a year ago.  The segment's gross profit margin was unfavorably impacted in 2012 by $26 million of product alignment charges.  Additionally, gross profit margin in 2013 was unfavorably impacted by a change in product and services mix.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses and Other Income (Expense), Net:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Operating Expenses
Distribution Solutions (1) (2)	$769	$690	11%		$2,212	$2,136	4%
Technology Solutions (3)	302	297	2		881	857	3
Corporate (4)	112	87	29		220	287	(23)
Total	$1,183	$1,074	10		$3,313	$3,280	1
Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.53%	2.30%	23	bp	2.48%	2.41%	7	bp
Technology Solutions	36.56	36.09	47		35.41	34.98	43
Total	3.79	3.48	31		3.61	3.60	1

Other Income (Expense), Net
Distribution Solutions	$7	$(1)	NM		$17	$8	113%
Technology Solutions	—	1	NM		3	2	50
Corporate	3	(2)	NM		8	2	300
Total	$10	$(2)	NM		$28	$12	133

(1)
For the third quarter of 2012, operating expenses include an AWP litigation charge of $27 million. For the first nine months of 2013 and 2012, operating expenses include AWP litigation charges of $60 million and $145 million.

(2)	Operating expenses for the third quarter and first nine months of 2013 include a $40 million charge for a legal dispute in our Canadian business.

(3)	Operating expenses for the third quarter and first nine months of 2012 includes product alignment charges of $16 million.

(4)	Corporate expenses for the first nine months of 2013 are net of an $81 million pre-tax gain on business combination.
Operating expenses and operating expenses as a percentage of revenues increased for the third quarter of 2013 and approximated the same period a year ago for the first nine months of 2013 primarily due to an increase associated with business acquisitions, a $40 million charge for a legal dispute in our Canadian business, higher employee compensation and benefits costs, our continued investments in research and development activities and other corporate initiatives. These expenses were partially offset by lower AWP litigation charges in 2013 and product alignment charges of $16 million incurred in 2012, and for the first nine months of 2013, by the $81 million pre-tax gain on business combination. During the third quarter of 2012, we recorded a pre-tax litigation charge relating to our AWP litigation of $27 million, and for the nine months of 2013 and 2012, we recorded pre-tax AWP litigation charges of $60 million and $145 million.
Within our operating expenses, we recorded a charge of $10 million and a net credit of $66 million for acquisition expenses and related adjustments during the third quarter and first nine months of 2013 compared to charges of $8 million and  $26 million during the third quarter and first nine months of 2012. Expenses in the third quarter and first nine months of 2013 were primarily related to our execution of an agreement to acquire PSS World Medical, Inc. (“PSS World Medical”). The net credit for the first nine months of 2013 was primarily due to the $81 million pre-tax gain on business combination and expenses in 2012 of $26  million were primarily incurred to integrate our acquisition of US Oncology Holdings, Inc.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition expenses and related adjustments include transaction and integration expenses that are directly related to acquisitions by the Company and gains and losses related to business combinations. These expenses by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2012	2011	2012	2011
Operating Expenses
Distribution Solutions	$7	$4	$10	$20
Technology Solutions	3	2	5	4
Corporate	—	2	(81)	2
Total	10	8	(66)	26
Interest Expense: Bridge Loan Fees	1	—	1	—
Total Acquisition Expenses and Related Adjustments	$11	$8	$(65)	$26

Amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company by segment was as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2012	2011	2012	2011
Cost of Sales:
Distribution Solutions	$—	$—	$2	$1
Technology Solutions	3	5	9	15
Total	$3	$5	$11	$16

Operating Expenses:
Distribution Solutions	$37	$31	$103	$93
Technology Solutions	13	13	38	38
Total	$50	$44	$141	$131
Total Amortization of Acquisition-Related Intangibles	$53	$49	$152	$147
Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to business acquisitions, a charge of $40 million for a legal dispute in our Canadian business and higher employee compensation and benefits costs. These increases were partially offset by lower AWP litigation charges in 2013.
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to our continued investment in research and development activities and the addition of smaller acquisitions. These increases were partially offset by product alignment charges of $16 million incurred in 2012.
Corporate expenses for the third quarter of 2013 increased primarily due to an increase in a reserve for an environmental liability and other corporate initiatives. Corporate expenses for the first nine months of 2013 decreased primarily due to the gain on a business combination and a charitable contribution in 2012, partially offset by an increase in a reserve for an environmental liability and other corporate initiatives.
Other income (expense), net for 2013 increased primarily due to an impairment of an asset in 2012 and higher interest income.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2012	2011	Change		2012	2011	Change
Segment Operating Profit (1)
Distribution Solutions (2) (3) (4)	$525	$510	3%		$1,646	$1,462	13%
Technology Solutions (5)	79	69	14		269	277	(3)
Subtotal	604	579	4		1,915	1,739	10
Corporate Expenses, Net (6)	(109)	(89)	22		(212)	(285)	(26)
Interest Expense	(59)	(64)	(8)		(170)	(192)	(11)
Income Before Income Taxes	$436	$426	2		$1,533	$1,262	21
Segment Operating Profit Margin
Distribution Solutions	1.73%	1.70%	3	bp	1.84%	1.65%	19	bp
Technology Solutions	9.56	8.38	118		10.81	11.31	(50)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

(2)
For the third quarter of 2012, operating profit includes an AWP litigation charge of $27 million. For the first nine months of 2013 and 2012, operating profit includes AWP litigation charges of $60 million and $145 million. These charges were recorded in operating expenses.

(3)	Operating profit for the third quarter and first nine months of 2013 include a $40 million charge for a legal dispute in our Canadian business.

(4)
Operating profit for the third quarter and first nine months of 2013 includes the receipt of $8 million and $27 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers.

(5)	Operating profit for the third quarter and first nine months of 2012 includes product alignment charges of $42 million.

(6)	Corporate expenses for the first nine months of 2013 are net of an $81 million pre-tax gain on business combination.
Operating profit margin for our Distribution Solutions segment increased primarily due to an increase in gross profit margin, partially offset by higher operating expenses as a percentage of revenues.
Operating profit margin for our Technology Solutions segment increased for the third quarter of 2013 primarily due to an increase in gross profit margin, partially offset by higher operating expenses as a percentage of revenues. Operating profit margin for our Technology Solutions segment decreased for the first nine months of 2013 primarily due to higher operating expenses as a percentage of revenues and a decrease in gross profit margin.
Corporate expenses, net of other income for the third quarter of 2013 increased primarily due to an increase in operating expenses, partially offset by an increase in other income as a result of an impairment of an asset in 2012. Corporate expenses, net of other income for the first nine months of 2013 decreased primarily due to the gain on a business combination, partially offset by an increase in operating expenses.
Interest Expense: Interest expense for the third quarter and nine months of 2013 decreased compared to the same periods a year ago primarily due to the repayment of $400 million of the current portion of our long-term debt in February 2012.
Income Taxes: Our reported income tax rates for the third quarters of 2013 and 2012 were 31.7% and 29.6% and, for the first nine months of 2013 and 2012, were 29.6% and 30.1%. Fluctuations in our reported income tax rates are primarily due to changes within our estimated business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete tax items. Income tax expense for the third quarters of 2013 and 2012 included discrete tax expense of $3 million and benefits of $5 million and, for the first nine months of 2013 and 2012, included discrete tax benefits of $21 million and $5 million.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated the Federal Research and Development tax credit along with other business tax benefits. The tax impact resulting from the new legislation will be reflected in our fourth quarter income tax rates.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Net Income: Net income was $298 million and $300 million for the third quarters of 2013 and 2012, or $1.24 and $1.20 per diluted common share. Net income was $1,079 million and $882 million for the first nine months of 2013 and 2012, or $4.49 and $3.51 per diluted common share. Net income and diluted earnings per common share for the first nine months of 2013 include an after-tax charge of $37 million, or $0.15 per diluted share, and for the third quarter and first nine months of 2012, include after-tax charges of $15 million and $92 million, or $0.06 and $0.37 per diluted share, due to the AWP litigation. Net income and diluted earnings per common share for the first nine months of 2013 include an after-tax credit of $51 million, or $0.21 per diluted share, due to the gain on business combination.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 240 million and 251 million for the third quarters of 2013 and 2012 and 240 million and 252 million for the first nine months of 2013 and 2012. The decrease in the number of weighted average diluted common shares outstanding primarily reflects the effect of our share repurchases during the last twelve months, partially offset by exercises of share-based awards.
Business Combinations
On October 24, 2012, we entered into a definitive agreement to acquire all outstanding shares of PSS World Medical of Jacksonville, Florida for $29.00 per share in cash. The total transaction, including the assumption of PSS World Medical’s outstanding debt, is valued at approximately $2.1 billion. PSS World Medical markets and distributes medical products and services throughout the United States. On December 21, 2012, we received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with this proposed acquisition.  The acquisition is subject to approval by PSS World Medical shareholders; the shareholder vote has been scheduled for February 19, 2013. After the closing, the operations of PSS World Medical will be included in the results of our Medical-Surgical business, which is part of our Distribution Solutions segment.
On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for $925 million, which was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to independent pharmacies in Canada. Financial results for the acquired Katz Assets are included in the results of operations within our Canadian pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, beginning in the first quarter of 2013.
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
Operating activities provided cash of $276 million and $1,716 million during the first nine months of 2013 and 2012. Operating activities for 2013 include $470 million of payments made for AWP litigation settlements. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements.
Investing activities utilized cash of $784 million and $430 million during the first nine months of 2013 and 2012. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software.
Financing activities provided cash of $82 million and utilized cash of $697 million during the first nine months of 2013 and 2012. Financing activities for 2013 include cash receipts of $1,125 million from short-term borrowings and $892 million from the issuance of long-term debt and cash paid of $1,525 million for repayments of short-term borrowings. Additionally, financing activities for 2013 and 2012 included $413 million and $672 million of cash paid for stock repurchases.
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
In the first quarter of 2013, the Board of Directors (the “Board”) authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion. During the third quarter of 2013, we repurchased 3.8 million of the Company’s common shares for $360 million through open market transactions at an average price per share of $94.76. The total authorization outstanding for repurchases of the Company’s common stock was $640 million at December 31, 2012.
In January 2013, the Board authorized the repurchase of an additional $500 million of the Company’s common stock bringing the total authorization outstanding to $1.1 billion.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2012	March 31, 2012
Cash and cash equivalents	$2,726	$3,149
Working capital	3,231	1,917
Debt, net of cash and cash equivalents	1,753	831
Debt to capital ratio (1)	36.9%	36.8%
Net debt to net capital employed (2)	18.6	10.8
Return on stockholders’ equity (3)	21.7	19.7

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
Cash equivalents are primarily invested in AAA rated prime and US government money market funds denominated in US dollars, Canadian government securities, overnight repurchase agreements collateralized by US Treasury and/or securities that are guaranteed or sponsored by the US government and a AAA rated prime money market fund denominated in British pound sterling.
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of December 31, 2012 included approximately $1.5 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our ratio of net debt to net capital employed increased in 2013 primarily due to the issuance of long-term debt with an aggregate principal balance of $900 million in the third quarter of 2013 and a decrease in cash and cash equivalents.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents, as well as, short-term borrowings under the accounts receivable sales facility, revolving credit facility and from commercial paper issuances.
Senior Bridge Term Loan
In connection with our execution of an agreement to acquire PSS World Medical, in December 2012 we entered into a $2.1 billion unsecured Senior Bridge Term Loan Agreement (“Bridge Loan”). No amount has been drawn under the Bridge Loan as of December 31, 2012.  The Bridge Loan may be drawn on the closing date of the PSS World Medical acquisition to pay the equity shareholders of PSS World Medical, repay certain indebtedness of PSS World Medical and its subsidiaries and pay transaction costs associated with the acquisition.  The Bridge Loan matures on the first anniversary from the PSS World Medical acquisition date and must be repaid in full at that time, or, in full or in part, upon certain events occurring prior to such time, including specified debt and equity issuances and asset sales. The Bridge Loan bears interest based on the London Interbank Offered Rate plus a margin based on the Company’s credit ratings. Amounts repaid under the Bridge Loan cannot be redrawn by the Company. The Bridge Loan contains terms substantially similar to those in our existing revolving credit facility. We expect that we will refinance all or part of the funds obtained from the draw down of the Bridge Loan with longer-term debt financing prior to the end of the Bridge Loan’s one year term.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Long-Term Debt
On December 4, 2012, we issued 0.95% notes due December 4, 2015 in an aggregate principal amount of $500 million (“Notes due 2015”) and 2.70% notes due December 15, 2022 in an aggregate principal amount of $400 million (“Notes due 2022”). Interest on the Notes due 2015 is payable on June 4 and December 4 of each year beginning on June 4, 2013 and on the Notes due 2022 is payable on June 15 and December 15 of each year beginning on June 15, 2013. We utilized net proceeds, after discounts and offering expenses, of $892 million from the issuance of these notes for general corporate purposes and replenishing working capital that was used to repay long-term debt that matured in February 2012.
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
During the nine months ended December 31, 2011, there were no borrowings under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding under the Facility, which are included in short-term borrowings and receivables in the condensed consolidated balance sheets. During the first quarter of 2013, we repaid $400 million of short-term borrowings using cash on hand. During the second quarter of 2013, there were a total of $1,125 million of short-term borrowings under the Facility all of which were repaid in the same quarter using cash on hand. During the third quarter of 2013, there were no borrowings under the facility. At December 31, 2012, there were no short-term borrowings and related securitized accounts receivable outstanding under the Facility.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first nine months of 2013 and 2012. As of December 31, 2012 and March 31, 2012, there were no amounts outstanding under this facility.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating this ratio, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of December 31, 2012 and March 31, 2012, we were in compliance with our financial covenants.
Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions.
Refer to Financial Note 7, “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for further information.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 9, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
In the first quarter of 2013, the Board of Directors (the “Board”) authorized the repurchase of an additional $700 million of the Company’s common stock, bringing the total authorization outstanding to $1.0 billion. During the third quarter of 2013, we repurchased 3.8 million of the Company’s common shares for $360 million through open market transactions at an average price per share of $94.76. The total authorization outstanding for repurchases of the Company’s common stock was $640 million at December 31, 2012.
In January 2013, the Board authorized the repurchase of an additional $500 million of the Company’s common stock bringing the total authorization outstanding to $1.1 billion.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the third quarter of 2013.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2012 – October 31, 2012	—	$—	—	$1,000
November 1, 2012 – November 30, 2012	1.1	93.31	1.1	900
December 1, 2012 – December 31, 2012	2.7	95.32	2.7	640
Total	3.8	94.76	3.8	640

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
None

McKESSON CORPORATION

Item 6.	Exhibits.
Exhibits identified in parentheses below are on file with the SEC and are incorporated by reference as exhibits hereto.

Exhibit Number	Description

4.1
Indenture, dated as of December 4, 2012, by and between McKesson Corporation, as issuer, and Wells Fargo Bank, National Association, as trustee; (Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2012, File No. 1-13252).

4.2
Officers’ Certificate, dated as of December 4, 2012, and related Form of 2015 Note and Form of 2022 Note; (Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2012, File No. 1-13252).

10.1
Senior Bridge Term Loan Agreement, dated as of December 21, 2012, among McKesson Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto; (Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2012, File No. 1-13252).

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	January 31, 2013	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

Date:	January 31, 2013	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller