Form 10-K
period 2013-03-31
MCKESSON CORP
filed 2013-05-07
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, September 30, 2012, was approximately $20.2 billion.
Number of shares of common stock outstanding on April 30, 2013: 226,611,092
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

McKESSON CORPORATION

McKESSON CORPORATION

PART I

Item 1.	Business.
General
McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns), is a Fortune 14 corporation that delivers pharmaceuticals, medical supplies and healthcare information technology that make healthcare safer while reducing costs.
The Company's fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references in this document to a particular year shall mean the Company's fiscal year.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) are available free of charge on our website (www.mckesson.com under the “Investors —Financial Information —SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.
The public may also read or copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the website is www.sec.gov.
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
The McKesson Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment also includes McKesson Health Solutions, which includes our InterQual® clinical criteria solution, claims payment solutions and network performance tools. This segment's customers include hospitals, physicians, homecare providers, retail pharmacies and payers from North America, the United Kingdom, Ireland, other European countries and Israel.
Net revenues for our segments for the last three years were as follows:

	Years Ended March 31,
(Dollars in billions)	2013		2012		2011
Distribution Solutions	$119.1	97%	$119.4	97%	$108.9	97%
Technology Solutions	3.4	3%	3.3	3%	3.2	3%
Total	$122.5	100%	$122.7	100%	$112.1	100%

McKESSON CORPORATION

Distribution Solutions
McKesson Distribution Solutions consists of the following businesses: U.S. Pharmaceutical Distribution, McKesson Canada, Medical-Surgical Distribution, McKesson Specialty Health and McKesson Pharmacy Systems and Automation.
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
Our U.S. pharmaceutical distribution business operates and serves thousands of customer locations through a network of 28 distribution centers, as well as a primary redistribution center, a strategic redistribution center and two repackaging facilities, serving all 50 states and Puerto Rico. We invest in technology and other systems at all of our distribution centers to enhance safety and reliability and provide the best product availability for our customers. For example, in most of our distribution centers we use Acumax® Plus, an award-winning technology that integrates and tracks all internal inventory-related functions such as receiving, put-away and order fulfillment. Acumax® Plus uses bar code technology, wrist-mounted computer hardware and radio frequency signals to provide customers with real-time product availability and industry-leading order quality and fulfillment in excess of 99.9% adjusted accuracy. In addition, we offer Mobile ManagerSM, which integrates portable handheld technology with Acumax® Plus to give customers complete ordering and inventory control. We also offer McKesson ConnectSM, an Internet-based ordering system that provides item lookup and real-time inventory availability as well as ordering, purchasing, third-party reconciliation and account management functionality. Together, these features help ensure customers have the right products at the right time for their facilities and patients.
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

•
Redistribution Centers — Two facilities totaling over 750 thousand square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologicals. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.

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

•
ExpressRx Track™ — Pharmacy automation solution featuring state-of-the-art robotics, upgraded imaging and expanded vial capabilities, and industry-leading speed and accuracy in a radically small footprint.

McKESSON CORPORATION

Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:

•
Health Mart® — Health Mart® is a national network of more than 3,000 independently-owned pharmacies and is one of the industry's most comprehensive pharmacy franchise programs. Health Mart® provides franchisees support for managed care contracting, branding and local marketing solutions, the Health Mart private label line of products, merchandising solutions and programs for enhanced patient support.

•	AccessHealth® — Comprehensive managed care and reconciliation assistance services that help independent pharmacies save time, access competitive reimbursement rates and improve cash flow.

•
McKesson Reimbursement AdvantageSM (“MRA”) — MRA is one of the industry's most comprehensive reimbursement optimization packages, comprising financial services (automated claim resubmission), analytic services and customer care.

•	McKesson OneStop Generics® — described above.

•	EnterpriseRx® — described above.

•	Sunmark® — Complete line of more than 700 products that provide retail independent pharmacies with value-priced alternatives to national brands.

•	FrontEdge™ — Strategic planning, merchandising and price maintenance program that helps independent pharmacies maximize store profitability.

•	McKesson Sponsored Clinical Services (SCS) Network — Access to patient-support services that allow pharmacists to earn service fees and develop stronger patient relationships.
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

•	McKesson Plasma and BioLogics — A full portfolio of plasma-derivatives and biologic products.

•	McKesson OneStop Generics® — described above.

•	McKesson 340B Solution Suite and Macro Helix® — Solutions that help providers manage, track and report on medication replenishment associated with the federal 340B Drug Pricing Program.
McKesson Canada: McKesson Canada, a wholly-owned subsidiary, is one of the largest pharmaceutical distributors in Canada. McKesson Canada, through its network of 16 distribution centers, provides logistics and distribution to more than 800 manufacturers — delivering their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions throughout Canada. Beyond pharmaceutical distribution, logistics and order fulfillment, McKesson Canada has automated over 2,500 retail pharmacies and is also active in hospital automation solutions, dispensing more than 100 million doses each year. In partnership with other McKesson businesses, McKesson Canada provides a full range of services to Canadian manufacturers and healthcare providers, contributing to the quality and safety of care for patients. In March 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to independent pharmacies in Canada.

McKESSON CORPORATION

Medical-Surgical Distribution: This business provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers including physicians' offices, surgery centers, extended care facilities, homecare and occupational health sites through a network of distribution centers within the U.S. This business is a leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians' offices, clinics and surgery centers (primary care), long-term care, occupational health facilities and homecare sites (extended care). Through a variety of technology products and services geared towards the supply chain, our Medical-Surgical Distribution business is focused on helping its customers operate more efficiently while providing one of the industry's most extensive product offerings, including our own private label line. On February 22, 2013, we acquired all of the outstanding shares of PSS World Medical, Inc. (“PSS World Medical”) of Jacksonville, Florida. PSS World Medical markets and distributes medical products and services to front-line caregivers throughout the United States, differentiating itself with innovative approaches to customer service and operational excellence. The unified organization will bring extensive distribution capabilities, deep product and technology expertise and a broad portfolio of business services to an expanding industry, helping our customers improve efficiency and productivity, and deliver better care.
McKesson Specialty Health: This business provides solutions for oncology and other specialty practices operating in communities across the country, as well as for pharmaceutical and biotech suppliers who manufacture specialty drugs and vaccines. Through expertise in specialty drug distribution, commercialization, revenue cycle and practice management and reimbursement support, McKesson Specialty Health seeks to empower the community patient care delivery system and facilitates collaboration among community healthcare providers, drug manufacturers and payers. We provide direct-to-physician specialty distribution services, ensuring supply chain safety and delivery of specialty drugs in manufacturer recommended conditions. Third party logistics, or 3PL, are offered primarily for vaccine distribution, including our exclusive distributor relationship in the Centers for Disease Control and Prevention's (CDC) Vaccines for Children program. When classifying a pharmaceutical product or service as “specialty,” we consider the following factors: high cost; complex treatment regimes, such as oncology and rheumatoid arthritis; special handling, storage and delivery requirements; and, in some cases, exclusive distribution arrangements. This business also provides practice management and other consulting services to healthcare providers, pharmaceutical manufacturers and third party payers supporting the clinical research, marketing and distribution of specialty pharmaceutical products and services. Our use of the term “specialty” to define a portion of our distribution business may not be comparable to that used by other industry participants, including our competitors.
We also offer our industry leading Lynx® integrated technologies, the iKnowMedSM Electronic Health Record, and clinical and practice management tools, all of which help community practices improve inventory management, practice workflow and reimbursement processes, as well as deliver business efficiencies and clinical-decision support. McKesson Specialty Health works with manufacturers across all phases of the product development and commercialization lifecycle, including clinical research, to optimize delivery of complex medication to patients. Through custom distribution and safety programs, we help support appropriate product utilization, as well as the development and management of Risk Evaluation Mitigation Strategies (“REMS”), reimbursement, healthcare informatics and patient access programs, and to enable manufacturers to deliver cost effective patient access to needed therapies. McKesson Specialty Health supports The US Oncology Network and US Oncology Research. The US Oncology Network is one of the nation's largest networks of community-based oncology physicians dedicated to advancing high-quality, evidence-based cancer care. US Oncology Research is one of the nation's largest research networks, specializing in Phase I — Phase IV oncology clinical trials.
McKesson Pharmacy Systems and Automation: This business supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies. Its primary approach is to provide the customer with a pharmacy management system that best suits the particular needs of their business operation. This objective is achieved by offering three pharmacy management products: EnterpriseRx®, an industry-leading, Software as a Service or SaaS-based management system that intelligently integrates all workflow and communication processes within the pharmacy environment; Pharmaserv®, a fully integrated, server-based pharmacy management system that gives the customer complete control of their pharmacy data; and PharmacyRx, a cost-effective, SaaS-based pharmacy management system that can be installed quickly and makes processing prescriptions fast and easy. These offerings allow large retail chain, hospital outpatient pharmacies and small and independent pharmacies to meet the high demand for prescriptions while maximizing profits and optimizing operations. We also own a 39% interest in Parata Systems, LLC ("Parata"), which sells automated pharmacy and supply management systems and services to retail and institutional pharmacies.
Technology Solutions
Our Technology Solutions segment provides a comprehensive portfolio of software, automation, support and services to help healthcare organizations improve quality and patient safety, reduce the cost and variability of care and better manage their resources and revenue stream. This segment also includes our InterQual® clinical criteria solution, claims payment solutions and network performance tools. Technology Solutions markets its products and services to integrated delivery networks, hospitals, physician practices, home healthcare providers, retail pharmacies and payers.

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
Technology Solutions consists of the following businesses: McKesson Health Solutions, Enterprise Medical Imaging and Ancillary Solutions, RelayHealth, Revenue Management Solutions, Enterprise Information Solutions, Hospital Automation and International Technology.
McKesson Health Solutions: This suite of services and software products is designed to manage the cost and quality of care for payers, providers, hospitals and government organizations. Solution sets include:

•	InterQual® Criteria for clinical decision support and utilization management;

•	Claims payment solutions to facilitate accurate and efficient medical claim payments;

•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;

•	Network management tools to enable health plans to transform the performance of their networks;

•
RelayHealth® financial solutions to facilitate communication between healthcare providers and patient aggregate data for claims management and trend analysis, and optimize revenue cycle management processes.

Enterprise Medical Imaging and Ancillary Solutions: In addition to document imaging to facilitate maintenance and access to complete medical records, we offer medical imaging and information management systems for healthcare enterprises, including a picture archiving communications system, a radiology information system and a comprehensive cardiovascular information system. Our enterprise-wide approach to medical imaging enables organizations to take advantage of specialty-specific workstations while building an integrated image repository that manages all of the images and information captured throughout the care continuum. Workforce management solutions assist caregivers with staffing and maintaining labor rule continuity between scheduling, time and attendance and payroll. We also offer a comprehensive supply chain management solution that integrates enterprise resource planning applications, including financials, materials, human resources/payroll, with scheduling, point of use, surgical and anesthesia services and enterprise-wide analytics.
RelayHealth: Through our vendor-neutral RelayHealth® and its intelligent network, the Company provides health information exchange solutions that streamline clinical and administrative communication between patients, providers, payers, pharmacies, manufacturers, government and financial institutions. RelayHealth® helps to accelerate the delivery of high-quality care and improve financial performance through online consultation of physicians by patients, electronic prescribing by physicians, and point-of-service resolution of pharmacy claims by payers. We provide disease management programs to improve the health status and health outcomes of patients with chronic conditions, nurse advice services to provide health information and recommend appropriate levels of care, and clinical and analytical software to support utilization, case and disease management workflows and a comprehensive solution for homecare. We also provide performance management solutions designed to enhance an organization's ability to plan and optimize quality care delivery. Enterprise visibility and performance analytics provide business intelligence that enables providers to manage capacity, outcomes, productivity and patient flow.
Revenue Management Solutions: We help providers focus their resources on delivering healthcare while managing their revenue cycle operations and information technology through a comprehensive suite of managed services. Services include full and partial revenue cycle outsourcing, remote hosting and business office administration. We also provide a complete solution for physician practices of all sizes, whether they are independent or employed, that includes software, revenue cycle outsourcing and connectivity services. Software solutions include practice management and EHR software for physicians of every size and specialty. Our physician practice offering includes outsourced billing, collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. We also offer a full suite of physician and hospital consulting services, including financial management, coding and compliance services, revenue cycle services and strategic services.

McKESSON CORPORATION

Enterprise Information Solutions:  We provide comprehensive clinical and financial information systems for hospitals and health systems of all sizes. These systems are designed to improve the safety and quality of patient care and improve clinical, financial and operational performance. Clinical functionality includes a data repository, care planning, physician order entry and documentation, nursing documentation with bar-coded medication administration, pharmacy, surgical management, emergency department and ambulatory EHR systems, and a Web-based physician portal. Revenue management solutions are designed to improve financial performance by reducing days in accounts receivable, preventing insurance claim denials, reducing costs and improving productivity. Solutions include online patient billing, contract management, electronic claims processing and coding compliance checking. These solutions streamline patient access and help organizations to forecast financial responsibility for constituents before and during care, allowing providers to collect their reimbursements more quickly and at a lower cost. We also provide professional services to help customers achieve business results from their software or automation investment. A wide array of service options is available, including consulting for business and/or clinical process improvement and re-design as well as implementation, project management, technical and education services relating to all products in the Technology Solutions segment as well as providing the technical infrastructure designed to maximize application accessibility, availability, security and performance.
In April 2013, we committed to sell the following Technology Solutions businesses:
Hospital Automation: Automation solutions include technologies that help hospitals re-engineer and improve their medication use processes. Examples include centralized pharmacy automation for dispensing unit-dose medications, unit-based cabinet technologies for secure medication storage and rapid retrieval and an anesthesia cart for dispensing of medications in the operating room. Based on a foundation of bar-code scanning technology, these integrated solutions are designed to reduce errors and bring new levels of safety to patients.
International Technology: We provide comprehensive patient administration systems and clinical products to health and social care systems of all sizes in the United Kingdom and other European countries. Patient administration systems are designed to improve financial performance, ensure continuity of business operations, enabling seamless reporting and billing and drive improvements in quality and continuity of care. We also provide workforce management solutions for the National Health Service in the United Kingdom. The workforce management tools provide a cost effective, efficient method for evidence based strategic workforce planning.
Business Combinations and Discontinued Operations
We have undertaken strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. These initiatives are detailed in Financial Notes 2, 8 and 27, “Business Combinations,” “Discontinued Operation” and "Subsequent Event," to the consolidated financial statements appearing in this Annual Report on Form 10-K.
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

McKESSON CORPORATION

Patents, Trademarks, Copyrights and Licenses
McKesson and its subsidiaries hold patents, copyrights, trademarks and trade secrets related to McKesson products and services. We pursue patent protection for our innovation, and obtain copyrights covering our original works of authorship, when such protection is advantageous. Through these efforts, we have developed a portfolio of patents and copyrights in the U.S. and worldwide. In addition, we have registered or applied to register certain trademarks and service marks in the U.S. and in foreign countries. Our employees are required to execute agreements that prohibit the disclosure of confidential information and establish an obligation to assign to McKesson intellectual property that they create during their employment.
We believe that, in the aggregate, McKesson's confidential information, patents, copyrights, and trademarks are important to its operations and market position, but we do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same. We cannot guarantee that our intellectual property portfolio will be sufficient to deter misappropriation, theft, or misuse of our technology, nor that we can successfully enjoin infringers. We periodically receive notices alleging that our products or services infringe on third party patents and other intellectual property rights. These claims may result in McKesson entering settlement agreements, paying damages, discontinuing use or sale of accused products, or ceasing other activities. While the outcome of any litigation or dispute is inherently uncertain, we do not believe that the resolution of any of these infringement notices would have a material adverse impact on our results of operation.
We hold inbound licenses for certain intellectual property that is used internally, and in some cases, utilized in McKesson's products or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our operations and products and services are not materially dependent on any single license or other agreement with any third party.
Other Information about the Business
Customers: During 2013, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation ("CVS"), accounted for approximately 17% of our total consolidated revenues. At March 31, 2013, trade accounts receivable from our ten largest customers were approximately 44% of total trade accounts receivable. Accounts receivable from CVS and Wal-Mart Stores, Inc. ("Walmart") were approximately 16% and 10% of total trade accounts receivable. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. The accounts receivables balances are with individual members of the GPOs. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 6% of our purchases in 2013. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers, on the whole, are good. The ten largest suppliers in 2013 accounted for approximately 43% of our purchases.
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
Research and Development: Our development expenditures primarily consist of our investment in software held for sale. We spent $529 million, $487 million and $471 million for development activities in 2013, 2012 and 2011 and of these amounts, we capitalized 9%, 10% and 14%. Development expenditures are primarily incurred by our Technology Solutions segment. Our Technology Solutions segment's product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals and other customers. We believe that a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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
We sold our chemical distribution operations in 1987 and retained responsibility for certain environmental obligations. Agreements with the Environmental Protection Agency and certain states may require environmental assessments and cleanups at several closed sites. These matters are described further in Financial Note 22, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2013 and is not expected to be material in the next year.
Employees: On March 31, 2013, we employed approximately 43,500 persons compared to 37,700 and 36,400 on March 31, 2012 and 2011.
Financial Information About Foreign and Domestic Operations: Information as to foreign and domestic operations is included in Financial Notes 1 and 25, “Significant Accounting Policies” and “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the “Risk Factors” in Item 1A of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by use of forward-looking words such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans” or “estimates,” or the negative of these words, or other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed in Item 1A of Part I of this report under “Risk Factors.” The reader should not consider the list to be a complete statement of all potential risks and uncertainties.
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

McKESSON CORPORATION

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
The outcome of litigation and other legal matters is always uncertain and outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously. Nevertheless, it is possible that resolution of one or any combination of more than one legal matter could result in a material adverse impact on our financial position or results of operations. For example, we are involved in a number of legal proceedings described in Financial Note 22, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements that could have such an impact, including legal proceedings alleging that we engaged in illegal conduct that caused average wholesale prices to rise for certain prescription drugs during specified periods.
Litigation is costly, time-consuming and disruptive to normal business operations. The defense of these matters could also result in continued diversion of our management's time and attention away from business operations, which could also harm our business. Even if these matters are not resolved against us, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation. For additional information regarding certain of the legal proceedings in which we are involved, see Financial Note 22, “Other Commitments and Contingent Liabilities,” to the accompanying consolidated financial statements.
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
Changes in the healthcare industry's or our pharmaceutical suppliers' pricing, selling, inventory, distribution or supply policies or practices could significantly reduce our revenues and net income. Due to the diverse range of healthcare supply management and healthcare information technology products and services that we offer, such changes could have a material adverse impact on our results of operations, while not affecting some of our competitors who offer a narrower range of products and services.
The majority of our U.S. pharmaceutical distribution business' agreements with manufacturers are structured to ensure that we are appropriately and predictably compensated for the services we provide; however, failure to successfully renew these contracts in a timely and favorable manner could have a material adverse impact on our results of operations. In addition, branded pharmaceutical price inflation can be the partial economic basis of some of our distribution business agreements with pharmaceutical manufacturers. If the frequency or rate of branded price increases slows, it could have a material adverse impact on our results of operations.
In addition, we distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. In recent years, our financial results have improved from our generic drug offerings combined with an increase in the number of generic drug formularies available in the marketplace. However, in fiscal year 2014 we anticipate the number of branded to generics conversions to decrease as compared to recent years. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the rate of increase in the number of generic drugs, could have a material adverse impact on our results of operations.

McKESSON CORPORATION

Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution to its legal challenge over the branded product's patent. To the extent we source, contract manufacture, and distribute such generic products, the brand-name company could assert infringement claims against us. While we generally obtain indemnification against such claims from generic manufacturers as a condition of distributing their products, there can be no assurances that these rights will be adequate or sufficient to protect us.
In recent years, pharmaceutical suppliers have been subject to increasing consolidation. As a result, a small number of very large companies control a significant share of the market. Accordingly, we depend on fewer suppliers for our products and therefore we may be less able to negotiate price terms with suppliers.
Many healthcare organizations have also consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our products and services. In addition, when healthcare organizations combine they often consolidate infrastructure including IT systems, which in turn may erode the diversity of our customer and revenue base.
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
Reimbursements: Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), signed into law in 2010, revised the federal upper limits for Medicaid reimbursement for multiple source generic drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly average manufacturer price (“AMP”) using a smoothing process. In addition, Medicare, Medicaid and the State Children's Health Insurance Program (“SCHIP”) Extension Act of 2007 requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the calculation of the Medicare Part B drug average sales price to an actual sales volume basis. CMS has proposed new rules for calculating AMP (“Revised AMP”) and is also offering states the option to replace traditional reimbursement metrics for certain drugs with alternatives such as the average acquisition cost (“AAC”) method. Under AAC, reimbursement is based on the actual acquisition costs from invoiced amounts and from a statistically validated cost of dispensing survey.
In addition, CMS has begun conducting a national survey of pharmacies to create a national average drug acquisition cost benchmark (“NADAC”). States may use the results of this survey to set pharmacy payment rates. CMS released the first draft of the pricing data determined through the NADAC survey as well as an alternate reimbursement methodology called National Average Retail Price (“NARP”). NARP represents the average consumer purchase price of the most commonly dispensed brand and generic drugs. States will have the option of using any of these metrics to determine appropriate Medicaid reimbursement to pharmacies for generic or brand drugs.

McKESSON CORPORATION

We expect that the use of a Revised AMP benchmark or the use of an alternative reimbursement metric, such as AAC or NARP, would result in a reduction in the Medicaid reimbursement rates to our customers for certain pharmaceuticals, which could indirectly impact the prices that we can charge our customers and cause corresponding declines in our profitability.
The federal government may adopt measures that could further reduce Medicare and/or Medicaid spending, or impose additional requirements on healthcare entities. For instance, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments for all healthcare providers in January 2013. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which delayed this reduction until March 2013, at which time the President issued an executive order implementing it. This automatic reduction is known as “sequestration.” Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us.
 There can be no assurance that the preceding changes would not have a material adverse impact on our results of operations.
Operating, Security and Licensure Standards: We are subject to the operating and security standards of the Drug Enforcement Administration (the “DEA”), the U.S. Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (“HHS”), the CMS and other comparable agencies. Certain of our businesses may be required to register for permits and/or licenses with, and comply with operating and security standards of the DEA, FDA, HHS, CMS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. As part of these operating, security and licensure standards, we regularly receive requests for information and occasionally subpoenas from government authorities. Although we believe that we are in compliance in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have a material adverse impact on our results of operations.
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

McKESSON CORPORATION

Privacy: State, federal and foreign laws regulate the confidentiality of sensitive personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified privacy and security measures. Regulations currently in place, including regulations governing electronic health data transmissions, continue to evolve and are often unclear and difficult to apply. Although we modified our policies, procedures and systems to comply with the current requirements of applicable state, federal and foreign laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health (“HITECH”) Act portion of the American Recovery and Reinvestment Act of 2009, new laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate personal or patient information, or it could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have a material adverse impact on our results of operations. In addition, the HITECH Act expanded HIPAA privacy and security requirements and increased financial penalties for violations. It also extended certain provisions of the federal privacy and security standards to us in our capacity as a business associate of our payer and provider customers. These standards may be interpreted by a regulatory authority in a manner that could require us to make a material change to our operations. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with applicable regulatory requirements could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
Health Care Reform:    The Affordable Care Act significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates. We do not currently anticipate that the Affordable Care Act or any resulting federal and state healthcare reforms will have a material impact on our business, financial condition and results of operations. However, given the scope of the changes made and under consideration, as well as the uncertainties associated with implementation of healthcare reforms, we cannot predict their full effect on the Company at this time.
Interoperability Standards: There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This need for interoperability is leading to the development of standards by various groups, and certain federal and state agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, the HITECH Act requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government, and CMS has issued rules defining meaningful use criteria. These rules are subject to interpretation by the entities designed to certify such technology and also may be changed or supplemented by the federal government in the future. A combination of our solutions has been certified as meeting the initial meaningful use criteria, and we plan to seek certification for meeting additional meaningful use criteria. However, we may incur increased development costs and delays in upgrading our customer software and systems to be in compliance with these varying and evolving rules. In addition, these new rules may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. To the extent these rules are narrowly construed, subsequently changed or supplemented, or that we are delayed in achieving certification under these evolving rules for applicable products, our customers may postpone or cancel their decisions to purchase or implement our software and systems.
FDA Regulation of Medical Software:  The FDA has increasingly focused on the regulation of medical software, computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic Act. For example, effective April 18, 2011, the FDA issued a new rule regulating certain computer data systems as medical devices. If the FDA chooses to regulate any of our products as medical devices, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Any additional FDA regulations governing computer products, once issued, may increase the cost and time to market new or existing products or may prevent us from marketing our products.

McKESSON CORPORATION

Standards for Submission of Health Care Claims: HHS previously adopted two rules that impact healthcare claims submitted for reimbursement. The first rule modifies the standards for electronic health care transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. The enforcement deadline for the 5010 rule was extended through June 30, 2012 and many healthcare providers have now begun implementing the 5010 rule. The second rule updated and expanded the standard medical code sets for diagnosis and procedure coding from International Classification of Diseases, Ninth Revision (“ICD-9”) to International Classification of Diseases, Tenth Revision (“ICD-10”). HHS has postponed the compliance date for ICD-10 conversion, previously October 1, 2013, until October 1, 2014. Updating systems to Version 5010 is required for use of the ICD-10 code set. Generally, claims submitted not using Version 5010 and ICD-10 when required will not be processed, and health plans not accepting transactions using Version 5010 and ICD-10 may experience significant increases in customer service inquiries. We may incur increased development costs and delays in delivering solutions and upgrading our software and systems to be in compliance with these new rules. In addition, these rules may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. Delays in providing software and systems that are in compliance with the new rules may result in postponement or cancellation of our customers' decisions to purchase our software and systems.
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
The provincial governments in Canada provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs. Similar to the United States, the Canadian healthcare industry has undergone significant changes in recent years in an effort to reduce program costs. For example, in 2006 the Ontario government significantly revised the drug reimbursement system with the passage of the Transparent Drug System for Patients Act. In recent years, to reduce the cost for taxpayers, various provinces took further steps to reform the rules regarding the sale of generic drugs. These changes include the significant lowering of prices for generic pharmaceuticals and, in some provinces, the elimination or reduction of professional allowances paid to pharmacists by generic manufacturers. These reforms may adversely affect the distribution of drugs as well as the pricing for prescription drugs for the Company's operations in Canada. Other provinces are considering similar changes, which would also lower pharmaceutical pricing and service fees. Individually or in combination, such changes in the Canadian healthcare environment may significantly reduce our Canadian revenue and operating profit.
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
In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2013, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our largest customer, CVS, accounted for approximately 17% of our total consolidated revenues. At March 31, 2013, trade accounts receivable from our ten largest customers were approximately 44% of total trade accounts receivable. Accounts receivable from CVS and Walmart were approximately 16% and 10% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. A material default in payment, change in our customer mix, reduction in purchases, or the loss of a large customer or GPO could have a material adverse impact on our financial condition, results of operations and liquidity.
We generally sell our products and services to customers on credit that is short-term in nature and unsecured. Any adverse change in general economic conditions can adversely reduce sales to our customers, affect consumer buying practices or cause our customers to delay or be unable to pay accounts receivable owed to us, which may in turn materially reduce our revenue growth and cause a material decrease in our profitability and cash flow. Further, interest rate fluctuations and changes in capital market conditions may also affect our customers' ability to obtain credit to finance their business under acceptable terms, which in turn may materially reduce our revenue growth and cause a decrease in our profitability.
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
In addition, because government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, we must comply with such requirements. For example, for contracts with the U.S. federal government, with certain exceptions, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, and the Cost Accounting Standards. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. These regulations and requirements affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. Government contracts also contain terms that expose us to higher levels of risk and potential liability than non-government contracts.
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
Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have a broader adverse impact on consumer spending and confidence levels that would negatively affect our suppliers and customers. We have developed contingency plans to address infectious disease scenarios and the potential impact on our operations, and we will continue to update these plans as necessary. However, there can be no assurance that these plans will be effective in eliminating the negative impact of any such diseases on the Company's operating results. We may be required to suspend operations in some or all of our locations, which could have a material adverse impact on our business, financial condition and results of operations.
We are dependent upon sophisticated information systems. The malfunction, failure or breach of these systems to perform as designed could have a material adverse impact on our results of operations.
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including protected health information, financial information and other sensitive information relating to our customers, company and workforce. We also rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: (1) facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; (2) receive, process and ship orders and handle other product and services on a timely basis; (3) manage the accurate billing and collections for thousands of customers; and (4) process payments to suppliers. If these systems are interrupted, damaged or breached by an unforeseen event or actions of a third party, including a cyber attack, or fail for any extended period of time, it could have a material adverse impact on our results of operations.
Cyber attacks can result from deliberate attacks or unintentional incidents involving unauthorized access to computer systems or data that could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, or other disruption of business operations. Similarly, denial-of-service or other Internet-based attacks may range from mere vandalism of electronic systems to systematic theft of sensitive information and intellectual property. Although we actively devote significant resources to protect and maintain the confidentiality of all information in our possession, preventing all cyber incidents is inherently difficult. Therefore, any compromise of our electronic systems, including the unauthorized access, use or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation, our ability to fulfill contractual obligations and could have a material adverse impact on our results of operations. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in a civil, criminal or regulatory action, including potential fines and penalties. Any real or perceived compromise of our security or disclosure of sensitive information may also result in lost revenues by deterring customers from using or purchasing our products and services in the future.
We could experience losses or liability not covered by insurance.
In order to provide prompt and complete service to our major Distribution Solutions segment's customers, we maintain significant product inventory at certain of our distribution centers. While we seek to maintain property insurance coverage in amounts sufficient for our business, there can be no assurance that our property insurance will be adequate or available on acceptable terms. One or more large casualty losses caused by fire, earthquake or other natural disaster in excess of our coverage limits could have a material adverse impact on our results of operations.
Our business exposes us to risks that are inherent in the distribution, manufacturing, dispensing and administration of pharmaceuticals and medical-surgical supplies, the provision of ancillary services, the conduct of our payer businesses (which include care management programs and our nurse advice services) and the provision of products that assist clinical decision-making and relate to patient medical histories and treatment plans. If customers or individuals assert liability claims against our products and/or services, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. We attempt to limit our liability to customers by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract, such as a claim directly by a patient. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful product or professional liability claim not fully covered by our insurance could have a material adverse impact on our results of operations.

McKESSON CORPORATION

The failure of our healthcare technology businesses to attract and retain customers due to challenges in software product integration or to keep pace with technological advances may significantly reduce our results of operations.
Our healthcare technology businesses, the bulk of which resides in our Technology Solutions segment, deliver enterprise‑wide and single entity clinical, patient care, financial, supply chain, strategic management software solutions and pharmacy automation to hospitals, physicians, homecare providers, retail and mail order pharmacies and payers. Challenges integrating software products could impair our ability to attract and retain customers, and it could have a material adverse impact on our consolidated results of operations and a disproportionate impact on the results of operations of our Technology Solutions segment.
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
We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. There can be no assurance that these protections will be adequate or that our competitors will not independently develop products or solutions that are equivalent or superior to ours. In addition, despite protective measures, we may be subject to unauthorized use of our technology due to copying, reverse-engineering or other infringement. Although we believe that our products, solutions and services do not infringe the proprietary rights of third parties, from time-to-time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing others' rights, we may be required to pay substantial damage awards and forced to develop non-infringing products or technology, obtain a license or cease selling or using the products that contain the infringing elements. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments or costs of developing replacement products or technology could have a material adverse impact on our results of operations.
System errors or failures of our products to conform to specifications could cause unforeseen liabilities or injury, harm our reputation and have a material adverse impact on our results of operations.
The software and software systems (“systems”) that we sell or operate are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. For example, our Technology Solutions segment's business systems are intended to provide information to healthcare professionals in the course of delivering patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. If our software or systems lead to faulty clinical decisions or injury to patients, we could be subject to claims or litigation by our clients, clinicians or patients. In addition, such failures could damage our reputation and could negatively affect future sales.
Failure of a client's system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid or assert claims for significant damages.

McKESSON CORPORATION

Various risks could interrupt customers' access to their data residing in our service center, exposing us to significant costs.
We provide remote hosting services that involve operating both our software and the software of third-party vendors for our customers. The ability to access the systems and the data that we host and support on demand is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (1) power loss and telecommunications failures; (2) fire, flood, hurricane and other natural disasters; (3) software and hardware errors, failures or crashes; and (4) cyber attacks, computer viruses, hacking and other similar disruptive problems. We attempt to mitigate these risks through various means including disaster recovery plans, separate test systems and change controls, information security procedures, and continued development and enhancement of our cyber security, but our precautions may not protect against all risks. If customers' access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care. If customers' access is interrupted from failure or breach of our operational or information security systems, or those of our third party service providers, we could suffer reputational harm or be exposed to liabilities arising from the unauthorized and improper use or disclosure of confidential or proprietary information. We must maintain disaster recovery and business continuity plans that rely upon third-party providers of related services and if those vendors fail us at a time that our center is not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our contractual service commitments. Any significant instances of system downtime could negatively affect our reputation and ability to sell our remote hosting services.
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
We are required under U.S. generally accepted accounting principles (“GAAP”) to test our goodwill for impairment, annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates and the loss of a significant customer. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could have a material adverse impact on our results of operations. There are inherent uncertainties in management's estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.

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
An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Since 2011, we have completed approximately $5.8 billion of business acquisitions. Integration of acquisitions involves a number of significant risks, including the diversion of management's attention to the assimilation of the operations of businesses we have acquired; difficulties in the integration of operations and systems; the realization of potential operating synergies; the assimilation and retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; challenges in retaining the customers, including physician affiliates, of the combined businesses. Further, acquisitions may have a material adverse impact on our operating results if unanticipated expenses or charges to earnings were to occur, including unanticipated depreciation and amortization expenses over the useful lives of certain assets acquired, as well as costs related to potential impairment charges, assumed litigation and unknown liabilities. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable and is subject to potential volatility in the credit markets. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.

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
Our $1.35 billion accounts receivable sales facility is generally renewed annually and will expire in May 2013. Historically, we have primarily used the accounts receivable sales facility to fund working capital requirements, as needed. We anticipate extending or renewing this facility before its expiration. Although we believe we will be able to renew this facility, there is no assurance that we will be able to do so.
Our business could also be negatively impacted if our customers or suppliers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. As a result, customers may modify, delay or cancel plans to purchase or implement our products or services and suppliers may increase their prices, reduce their output or change their terms of sale. Additionally, if customers' or suppliers' operating and financial performance deteriorates or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of accounts receivable owed to us and suppliers may restrict credit, impose different payment terms or be unable to make payments due to us for fees, returned products or incentives. Any inability of customers to pay us for our products and services or any demands by suppliers for different payment terms may have a material adverse impact on our results of operations and cash flow.
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
Because of the nature of our principal businesses, our plant, warehousing, office and other facilities are operated in widely dispersed locations, mostly throughout the U.S. and Canada. The warehouses are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 20, “Lease Obligations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.
Certain legal proceedings in which we are involved are discussed in Financial Note 22, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Name	Age	Position with Registrant and Business Experience

John H. Hammergren	54	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company — 17 years.

Jeffrey C. Campbell	52	Executive Vice President and Chief Financial Officer since April 2004. Service with the Company — 9 years.

Patrick J. Blake	49
Executive Vice President and Group President since June 2009; President of McKesson Specialty Care Solutions (now McKesson Specialty Health) from April 2006 to June 2009. Service with the Company — 17 years.

Jorge L. Figueredo	52	Executive Vice President, Human Resources since May 2008; Senior Vice President, Human Resources, Dow Jones, Inc. from February 2007 to January 2008. Service with the Company — 5 years.

Paul C. Julian	57	Executive Vice President and Group President since April 2004. Service with the Company — 17 years.

Laureen E. Seeger	51
Executive Vice President, General Counsel and Chief Compliance Officer since April 2010 (functionally has served as chief compliance officer since March 2006); Executive Vice President and General Counsel from July 2009 to April 2010; Executive Vice President, General Counsel and Secretary from March 2006 to July 2009. Service with the Company — 13 years.

Randall N. Spratt	61
Executive Vice President, Chief Technology Officer and Chief Information Officer since April 2009; Executive Vice President, Chief Information Officer from July 2005 to April 2009. Service with the Company — 27 years.

Brian S. Tyler	46
Executive Vice President, Corporate Strategy and Business Development since August 2012; President, U.S. Pharmaceutical  from January 2011 to August 2012; President, McKesson Medical-Surgical from April 2006 to December 2010. Service with the Company — 16 years.

McKESSON CORPORATION

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information: The principal market on which the Company's common stock is traded is the New York Stock Exchange (“NYSE”).
The following table sets forth the high and low sales prices for our common stock as reported on NYSE for each quarterly period of the two most recently completed fiscal years:

	2013		2012
	High	Low	High	Low
First quarter	$94.47	$85.95	$87.32	$77.55
Second quarter	$97.23	$84.65	$84.96	$70.86
Third quarter	$100.00	$85.57	$85.70	$66.61
Fourth quarter	$111.55	$96.67	$88.91	$74.89

(b)	Holders: The number of record holders of the Company's common stock at March 31, 2013 was approximately 7,300.

(c)
Dividends: In April 2011, the Company's quarterly dividend was raised from $0.18 to $0.20 per common share for dividends declared after such date, until further action by the Company's Board of Directors (the “Board”).  The Company declared regular cash dividends of $0.80 per share (or $0.20 per share per quarter) in the years ended March 31, 2013 and 2012.

The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.

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

In the first quarter of 2013, the Board authorized the repurchase of an additional $700 million of the Company's common stock, bringing the total authorization outstanding to $1.0 billion.
During the first three quarters of 2013, we repurchased 3.8 million shares for $359 million through open market transactions at an average price per share of $94.76.
In January 2013, the Board authorized the repurchase of an additional $500 million of the Company's common stock, bringing the total authorization outstanding to $1.1 billion.
During the fourth quarter of 2013, we repurchased 6.2 million shares for $650 million through open market transactions at an average price per share of $106.00. In addition, in March 2013, we entered into an ASR program with a third party financial institution to repurchase $150 million of the Company's common stock.  As of March 31, 2013, we had received 1.2 million shares representing the minimum number of shares due under this program. This ASR program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this ASR program was 1.4 million shares at an average price per share of $107.63.

McKESSON CORPORATION

During the fourth quarter of 2013, we retired 1.8 million shares repurchased for $217 million by the Company.   The retired shares constitute authorized but unissued shares.
The following table provides information on the Company's share repurchases during the fourth quarter of 2013:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2013 - January 31, 2013	—	$—	—	$1,140
February 1, 2013 - February 28, 2013	2.7	103.82	2.7	860
March 1, 2013 - March 31, 2013	4.7	107.69	4.7	340
Total	7.4		7.4	340

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax-withholding obligations in connection with employee equity awards.

McKESSON CORPORATION

(f)
Stock Price Performance Graph*: The following graph compares the cumulative total stockholder return on the Company's common stock for the periods indicated with the Standard & Poor's 500 Index and the Value Line Healthcare Sector Index (composed of 156 companies in the health care industry, including the Company).

	March 31,
	2008	2009	2010	2011	2012	2013
McKesson Corporation	$100.00	$67.62	$127.96	$155.58	$174.45	$216.44
S&P 500 Index	$100.00	$61.91	$92.73	$107.24	$116.39	$132.64
Value Line Healthcare Sector Index	$100.00	$77.09	$106.21	$126.60	$143.64	$179.39
* Assumes $100 invested in McKesson's common stock and in each index on March 31, 2008 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data.
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2013	2012	2011	2010	2009
Operating Results
Revenues	$122,455	$122,734	$112,084	$108,702	$106,632
Percent change	(0.2)%	9.5%	3.1%	1.9%	4.8%
Gross profit	$6,984	$6,567	$5,970	$5,676	$5,378
Income from continuing operations before income taxes	1,919	1,919	1,635	1,864	1,064
Income after income taxes
Continuing operations	1,338	1,403	1,130	1,263	823
Discontinued operation	—	—	72	—	—
Net income	1,338	1,403	1,202	1,263	823

Financial Position
Working capital	$1,813	$1,917	$3,631	$4,492	$3,065
Days sales outstanding for: (1)
Customer receivables	26	24	25	25	24
Inventories	33	31	31	34	31
Drafts and accounts payable	51	49	47	48	43
Total assets	$34,786	$33,093	$30,886	$28,189	$25,267
Total debt, including capital lease obligations	4,873	3,980	4,004	2,297	2,512
Stockholders' equity	7,070	6,831	7,220	7,532	6,193
Property acquisitions	246	225	233	199	195
Acquisitions, net of cash and cash equivalents acquired	1,873	1,156	292	18	358

Common Share Information
Common shares outstanding at year-end	227	235	252	271	271
Shares on which earnings per common share were based
Diluted	239	251	263	273	279
Basic	235	246	258	269	275
Diluted earnings per common share (2)
Continuing operations	$5.59	$5.59	$4.29	$4.62	$2.95
Discontinued operation	—	—	0.28	—	—
Total	5.59	5.59	4.57	4.62	2.95
Cash dividends declared	192	202	188	131	134
Cash dividends declared per common share	0.80	0.80	0.72	0.48	0.48
Book value per common share (2) (3)	31.15	29.07	28.65	27.79	22.87
Market value per common share - year end	107.96	87.77	79.05	65.72	35.04

Supplemental Data
Capital employed (4)	$11,943	$10,811	$11,224	$9,829	$8,705
Debt to capital ratio (5)	40.8%	36.8%	35.7%	23.4%	28.9%
Net debt to net capital employed (6)	25.5%	10.8%	5.1%	(23.5)%	6.1%
Average stockholders' equity (7)	$7,294	$7,108	$7,105	$6,768	$6,214
Return on stockholders' equity (8)	18.3%	19.7%	16.9%	18.7%	13.2%
Footnotes to Five-Year Highlights:

(1)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(2)	Certain computations may reflect rounding adjustments.

(3)	Represents stockholders' equity divided by year-end common shares outstanding.

(4)	Consists of the sum of total debt and stockholders' equity.

(5)	Ratio is computed as total debt divided by capital employed.

(6)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders' equity (“net capital employed”).

(7)	Represents a five-quarter average of stockholders' equity.

(8)	Ratio is computed as net income divided by a five-quarter average of stockholders' equity.

McKESSON CORPORATION
FINANCIAL REVIEW

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
Management's discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes in Item 8 of Part II of this Annual Report on Form 10-K. The Company's fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company's fiscal year.
Certain statements in this report constitute forward-looking statements. See Item 1 - Business - Forward-Looking Statements in Part I of this Annual Report on Form 10-K for additional factors relating to these statements; also see Item 1A - Risk Factors in Part I of this Annual Report on Form 10-K for a list of certain risk factors applicable to our business, financial condition and results of operations.
We conduct our business through two operating segments: McKesson Distribution Solutions and McKesson Technology Solutions. See Financial Note 25, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for a description of these segments.
RESULTS OF OPERATIONS
Overview:

(Dollars in millions, except per share data)	Years Ended March 31,			Change
	2013	2012	2011	2013	2012

Revenues	$122,455	$122,734	$112,084	—%	10%

Gross Profit	$6,984	$6,567	$5,970	6%	10%

Operating Expenses	(4,678)	(4,269)	(3,936)	10	8
Litigation Charges	(72)	(149)	(213)	(52)	(30)
Gain on Business Combination	81	—	—	NM	—
Total Operating Expenses	(4,669)	(4,418)	(4,149)	6	6
Other Income, Net	35	21	36	67	(42)
Impairment of an Equity Investment	(191)	—	—	NM	—
Interest Expense	(240)	(251)	(222)	(4)	13
Income from Continuing Operations Before Income Taxes	1,919	1,919	1,635	—	17
Income Tax Expense	(581)	(516)	(505)	13	2
Income from Continuing Operations	1,338	1,403	1,130	(5)	24
Discontinued Operation - gain on sale, net of tax	—	—	72	—	—
Net Income	$1,338	$1,403	$1,202	(5)	17

Diluted Earnings Per Common Share
Continuing Operations	$5.59	$5.59	$4.29	—%	30%
Discontinued Operation	—	—	0.28	—	—
Total	$5.59	$5.59	$4.57	—	22

Weighted Average Diluted Common Shares	239	251	263	(5)%	(5)%
NM – not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Revenues for 2013 approximated 2012 and increased in 2012 compared to 2011. Revenues over the last two years benefited from market growth, which includes growing drug utilization and price increases, in our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues, as well as due to our business acquisitions. In addition, revenues for 2013 were impacted by price deflation associated with brand to generics drug conversion and the loss of customers.
Gross profit and gross profit margin increased over each of the last two years. As a percentage of revenues, gross profit increased 35 basis points (“bp”) to 5.70% in 2013 and 2 bp to 5.35% in 2012. Gross profit margin increased in 2013 compared to 2012 primarily due to higher generics income, business acquisitions, higher buy margin, a $44 million benefit associated with the receipt of our share of settlements of antitrust class action lawsuits brought against drug manufacturers and a lower proportion of revenues attributed to sales to customers' warehouses. Additionally, gross profit margin was unfavorably impacted in 2012 by $31 million of product alignment charges. These increases in the 2013 gross profit margin were partially offset by a decrease in sell margin.
Gross profit margin increased in 2012 compared to 2011 primarily due to business acquisitions, higher generics income in our Distribution Solutions segment and an increase in higher margin revenues in our Technology Solutions segment. These increases were partially offset by a decline in sell margin and by $31 million of product alignment charges. Additionally, gross profit margin in 2011 was impacted by a $51 million benefit associated with the receipt of our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer and a $72 million asset impairment charge for capitalized software held for sale.
Operating expenses increased over each of the last two years. Operating expenses increased in 2013 compared to 2012 primarily due to our acquisitions, higher employee compensation and benefit costs, a $40 million charge for a legal dispute and a $36 million charge for goodwill impairment. These increases were partially offset by an $81 million gain on business combination and lower Average Wholesale Price ("AWP") litigation charges. Operating expenses increased in 2012 compared to 2011 primarily due to expenses associated with supporting our higher revenues, business acquisitions, and higher employee compensation and benefits costs. These increases were partially offset by lower AWP litigation charges. AWP litigation charges were $72 million, $149 million and $213 million in 2013, 2012 and 2011.
On April 6, 2012, we purchased the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California for $90 million, which was funded from cash on hand. We previously held a 50% ownership interest and were the primary tenant in this building. This transaction was accounted for as a step acquisition, which requires that we re-measure our previously held 50% ownership interest to fair value and record the difference between the fair value and carrying value as a gain in the consolidated statements of operations. The re-measurement to fair value resulted in a non-cash pre-tax gain of $81 million ($51 million after-tax), which was recorded as a gain on business combination within Corporate in the consolidated statements of operations during the first quarter of 2013.
Other income, net was $35 million, $21 million and $36 million in 2013, 2012 and 2011.
Based on a recent evaluation we committed to a plan to sell our 49% equity interest in Nadro, S.A. de C.V ("Nadro") and in the fourth quarter of 2013 recorded a pre-tax non-cash impairment charge of $191 million reducing the investment's carrying value to its estimated fair value. The charge reflects deterioration in Nadro's market position, projected lower revenue growth rates and operating margins and continued business challenges in the wholesale pharmaceutical distribution business in Mexico.
Interest expense decreased in 2013 compared to 2012 and increased in 2012 compared with 2011. Interest expense fluctuates based on timing, amounts and interest rates of term debt that is repaid and new debt issued, as well as fees paid on bridge loan facilities used in acquiring businesses.
Our reported income tax rates were 30.3%, 26.9% and 30.9% in 2013, 2012 and 2011. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, and discrete items. In 2013, 2012 and 2011, income tax expense includes $29 million, $66 million and $34 million of net income tax benefits for discrete items, which primarily relates to the recognition of previously unrecognized tax benefits and accrued interest. Included in the 2012 discrete tax benefit, is a $31 million credit to income tax expense as a result of the reversal of an income tax reserve relating to our AWP litigation.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Net income was $1,338 million, $1,403 million and $1,202 million in 2013, 2012 and 2011, and diluted earnings per common share were $5.59, $5.59 and $4.57. Net income for 2011 includes a $72 million after-tax gain ($0.28 per diluted share) on the sale of a wholly-owned subsidiary, McKesson Asia Pacific Pty Limited (“MAP”). Historical financial results for this subsidiary were not material.
Diluted earnings per common share were favorably affected by decreases in our weighted average shares outstanding primarily due to the cumulative effect of share repurchases over the past three years. In 2013, 2012 and 2011, we repurchased 13 million, 20 million and 29 million of our common shares.
Revenues:

	Years Ended March 31,			Change
(Dollars in millions)	2013	2012	2011	2013	2012
Distribution Solutions
Direct distribution & services	$86,816	$85,523	$77,554	2%	10%
Sales to customers’ warehouses	18,646	20,453	18,631	(9)	10
Total U.S. pharmaceutical distribution & services	105,462	105,976	96,185	—	10
Canada pharmaceutical distribution & services	9,981	10,303	9,784	(3)	5
Medical-Surgical distribution & services	3,611	3,145	2,920	15	8
Total Distribution Solutions	119,054	119,424	108,889	—	10
Technology Solutions
Services	2,724	2,594	2,483	5	4
Software & software systems	576	596	590	(3)	1
Hardware	101	120	122	(16)	(2)
Total Technology Solutions	3,401	3,310	3,195	3	4
Total Revenues	$122,455	$122,734	$112,084	—	10
Revenues for 2013 approximated the prior year and increased 10% to $122.7 billion in 2012. Changes in our revenues were primarily impacted by our Distribution Solutions segment, which accounted for approximately 97% of our consolidated revenues. The increase in revenues in 2012 includes our December 2010 acquisition of US Oncology Holdings, Inc. ("US Oncology").
Direct distribution and services revenues increased in 2013 compared to 2012 primarily due to market growth, which includes growing drug utilization and price increases, expanded volume with existing customers and new customers, partially offset by price deflation associated with brand to generic drug conversions, the loss of customers and two less sales days. Direct distribution and services revenues increased in 2012 compared to 2011 primarily due to market growth and from our acquisition of US Oncology. These increases were partially offset by price deflation associated with brand to generic drug conversions.
Sales to customers' warehouses for 2013 decreased compared to 2012 primarily due to price deflation associated with brand to generic drugs conversions, net of brand price inflation and two less sales days. Sales to customers' warehouses for 2012 increased compared to 2011 primarily due to a new customer and new business with existing customers.
Sales to customers' warehouses represent large volume sales of pharmaceuticals primarily to a limited number of large self-warehousing retail chain customers whereby we order bulk product from the manufacturer, receive and process the product through our central distribution facility and subsequently deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers' warehouses. This distribution method is typically not marketed or sold by the Company as a stand-alone service; rather, it is offered as an additional distribution method for our large retail chain customers that have an internal self-warehousing distribution network. Sales to customers' warehouses provide a benefit to these customers because they can utilize the Company as one source for both their direct-to-store business and their warehouse business. We generally have significantly lower gross profit margins on sales to customers' warehouses as we pass much of the efficiency of this low cost-to-serve model on to the customer. These sales do, however, contribute to our gross profit dollars.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The customer mix of revenues from our U.S. Pharmaceutical Distribution business was as follows:

	Years Ended March 31,
	2013	2012	2011
Direct Sales
Retail Chains	33%	34%	33%
Institutions	37	34	34
Independents	11	11	12
Subtotal	81	79	79
Sales to retail customers' warehouses	19	21	21
Total	100%	100%	100%
As previously described, a limited number of our large retail chain customers purchase products through both our direct and warehouse distribution methods, the latter of which generally has a significantly lower gross profit margin due to the low cost-to-serve model. When evaluating and pricing customer contracts, we do so based on our assessment of total customer profitability. As a result, we do not evaluate our performance or allocate resources based on sales to customers' warehouses or gross profit associated with such sales.
Canadian pharmaceutical distribution and services revenues decreased 3% in 2013 compared to 2012. Excluding an unfavorable foreign currency exchange rate fluctuation of 1%, revenues decreased primarily due to five less sales days, government-imposed price reduction for generic pharmaceuticals in certain provinces and changes in our customer mix. These decreases were partially offset by market growth and an increase in revenues associated with our March 2012 acquisition of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”). Canadian pharmaceutical distribution and services revenues increased 5% in 2012 compared to 2011. Excluding a favorable foreign currency exchange rate fluctuation of 2% during 2012, revenues increased primarily due to market growth, five additional sales days and a small acquisition in the second quarter of 2011, partially offset by government-imposed price reduction for generic pharmaceuticals in certain provinces.
Medical-Surgical distribution and services revenues increased in 2013 compared to 2012 primarily due to market growth, new customers and our February 22, 2013 acquisition of PSS World Medical, Inc. (“PSS World Medical”). These increases were partially offset by five less sales days. Medical-Surgical distribution and services revenues increased in 2012 compared to 2011 primarily due to market growth, new customers and five additional sales days.
Technology Solutions revenues increased in 2013 compared to 2012 primarily due to acquisitions, higher volume of claims processing and an increase in maintenance revenues from new and existing customers, partially offset by revenue deferral on certain products in our international business. Technology Solutions revenues increased in 2012 compared to 2011 primarily due to higher revenues for claims processing, increased revenues associated with the sale and installation of our software products, an increase in maintenance revenues from new and existing customers and a number of small acquisitions made during 2012.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Gross Profit:

	Years Ended March 31,			Change
(Dollars in millions)	2013	2012	2011	2013		2012
Gross Profit
Distribution Solutions (1)	$5,439	$5,057	$4,565	8%		11%
Technology Solutions (2)	1,545	1,510	1,405	2		7
Total	$6,984	$6,567	$5,970	6		10

Gross Profit Margin
Distribution Solutions	4.57%	4.23%	4.19%	34	bp	4	bp
Technology Solutions	45.43	45.62	43.97	(19)		165
Total	5.70	5.35	5.33	35		2
 bp - basis points

(1)
Gross profit for our Distribution Solutions segment for 2013 and 2011 includes receipt of $44 million and $51 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers, which were recorded as a reduction to cost of sales.

(2)
Gross profit for our Technology Solutions segment for 2013, 2012 and 2011 includes an asset impairment charge for capitalized software held for sale of $10 million, $31 million of product alignment charges and a $72 million asset impairment charge for capitalized software held for sale.

Gross profit increased 6% to $7.0 billion in 2013 and 10% to $6.6 billion in 2012. As a percentage of revenues, gross profit increased by 35 bp in 2013 and by 2 bp in 2012. Gross profit margin increased in 2013 primarily reflecting an increase in our Distribution Solutions segment. Gross profit margin increased in 2012 reflecting increases in both of our operating segments.
Distribution Solutions segment's gross profit margin increased in 2013 compared to 2012 primarily due to increased sales of higher margin generic drugs, our business acquisitions, an increase in buy margin and a lower proportion of revenues within the segment attributed to sales to customers' warehouses. These increases were partially offset by a decrease in sell margin. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers. Our Distribution Solutions segment's gross profit margin for 2013 was also favorably affected by the receipt of $44 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers.
Distribution Solutions segment's gross profit margin increased in 2012 compared to 2011 primarily due to our acquisition of US Oncology and increased sales of higher margin generic drugs, partially offset by a decline in sell margin and the receipt of $51 million in 2011 representing our share of a settlement of an antitrust class action lawsuit brought against a drug manufacturer.
Our last-in, first-out (“LIFO”) net inventory expense was $13 million in 2013, $11 million in 2012 and $3 million for 2011. Our Distribution Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The practice in the Distribution Solutions segment's distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. During 2013 and 2012, we began to experience a modest net inflationary trend in our pharmaceuticals indices, as price increases on branded pharmaceuticals exceeded the impact of price declines and shifts toward generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. Additional information regarding our LIFO accounting is included under the caption “Critical Accounting Policies and Estimates,” included in this Financial Review.
Technology Solutions segment's gross profit margin decreased in 2013 compared to 2012, primarily due to a change in product and services mix and a $10 million impairment of capitalized software held for sale. Additionally, 2012 gross profit margin includes $31 million of product alignment charges.
Technology Solutions segment's gross profit margin increased in 2012 compared to 2011 primarily due an increase in higher margin revenues, a $72 million asset impairment charge related to our Horizon Enterprise ManagementTM (“HzERM”) software product in 2011 and lower amortization expense related to HzERM. These increases were partially offset by product alignment charges of $31 million in 2012.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

During the third quarter of 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within our Technology Solutions segment. As part of this alignment strategy, we began converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon's Microsoft®-based platform. Additionally, we stopped development of our HzERM software product. The plan resulted in a pre-tax charge of $51 million in 2012, of which $31 million was recorded to cost of sales and $20 million was recorded to operating expenses within our Technology Solutions segment. The majority of these charges were incurred in the third quarter of 2012. The pre-tax charge included $24 million of non-cash asset impairment charges, primarily for the write-off of prepaid licenses and commissions and capitalized internal use software that were determined to be obsolete as they would not be utilized going forward, $10 million for severance, $7 million for customer allowances and $10 million for other charges.
Our capitalized software held for sale is amortized over three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period. At the end of the second quarter of 2010, our HzERM software product became generally available. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM software product and, as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge in the second quarter of 2011 within our Technology Solutions segment's cost of sales to reduce the carrying value of the software product to its net realizable value.
Operating Expenses:

	Years Ended March 31,			Change
(Dollars in millions)	2013	2012	2011	2013		2012
Operating Expenses
Distribution Solutions (1) (2)	$3,071	$2,854	$2,673	8%		7%
Technology Solutions (3)	1,252	1,151	1,108	9		4
Corporate (4)	346	413	368	(16)		12
Total	$4,669	$4,418	$4,149	6		6

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.58%	2.39%	2.45%	19	bp	(6) bp
Technology Solutions	36.81	34.77	34.68	204		9
Total	3.81	3.60	3.70	21		(10)

(1)	Operating expenses for 2013, 2012 and 2011 include $72 million, $149 million and $213 million of AWP litigation charges.

(2)	Operating expenses for 2013 include a $40 million charge for a legal dispute in our Canadian business.

(3)	Operating expenses for 2013 and 2012 include a goodwill impairment charge of $36 million and product alignment charges of $20 million.

(4)	Corporate expenses for 2013 are net of an $81 million pre-tax gain on business combination.
Operating expenses increased 6% to $4.7 billion in 2013 and 6% to $4.4 billion in 2012. Operating expenses increased in 2013 primarily due to our business acquisitions, higher employee compensation and benefit costs, a $40 million charge for a legal dispute in our Canadian business and a $36 million non-cash pre-tax goodwill impairment charge. These increases were partially offset by an $81 million gain on business combination and lower AWP litigation charges. Operating expenses increased in 2012 primarily due to the addition of US Oncology, higher employee compensation and benefits costs and an increase in expenses associated with supporting higher revenues, partially offset by lower AWP litigation charges. Operating expenses include pre-tax charges of $72 million, $149 million and $213 million in 2013, 2012 and 2011 relating to our AWP litigation.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions by the Company and gains and losses related to business combinations were $2 million, $31 million and $52 million in 2013, 2012 and 2011. Expenses for 2013 primarily consist of charges incurred to acquire and integrate PSS World Medical; these expenses were almost fully offset by an $81 million gain on business combination. Expenses for 2012 and 2011 were primarily incurred to acquire and integrate US Oncology. Additional acquisition-related expenses are expected to be incurred as we integrate our businesses.

	Years Ended March 31,
(In millions)	2013	2012	2011
Operating Expenses
Transaction closing expenses	$16	$3	$22
Restructuring, severance and relocation	31	6	9
Other integration related expenses	25	22	12
Gain on business combination	(81)	—	—
Total	(9)	31	43
Other Income: reimbursement of post-acquisition interest expense from former US Oncology shareholders	—	—	(16)
Interest Expense: bridge loan fees	11	—	25
Total Acquisition Expenses and Related Adjustments	$2	$31	$52
The acquisition expenses and related adjustments by segment were as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Operating Expenses
Distribution Solutions	$47	$24	$41
Technology Solutions	8	6	—
Corporate	(64)	1	2
Total	(9)	31	43
Corporate - Other Income	—	—	(16)
Corporate - Interest Expense	11	—	25
Total Acquisition Expenses and Related Adjustments	$2	$31	$52
Amortization expense of acquired intangible assets purchased in connection with acquisitions was as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Cost of Sales
Distribution Solutions	$2	$1	$—
Technology Solutions	14	19	16
Total	16	20	16
Operating Expenses
Distribution Solutions	146	120	70
Technology Solutions	52	51	46
Corporate	1	—	—
Total	199	171	116
Total Acquisition-related Amortization	$215	$191	$132
Increases in our amortization expense of acquired intangible assets primarily reflect our recent business acquisitions. Additionally, certain intangible assets associated with a 2007 acquisition were fully amortized in 2012.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Distribution Solutions segment's operating expenses and operating expenses as a percentage of revenues increased in 2013 compared to 2012 primarily due to our business acquisitions, a $40 million charge for a legal dispute in our Canadian business and higher employee compensation and benefits costs. These increases were partially offset by lower AWP litigation charges. Additionally, this ratio is negatively impacted as a result of decreases in revenue resulting from deflation.
Distribution Solutions segment's operating expenses increased in 2012 compared to 2011 primarily reflecting the addition of US Oncology, higher employee compensation and benefits expenses and an increase in expenses associated with supporting higher revenues, partially offset by a lower AWP litigation charge. Operating expenses as a percentage of revenues decreased in 2012 compared to 2011 primarily due to operating leverage and lower AWP litigation charge, partially offset by the addition of US Oncology.
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims.
The following is the activity related to the AWP litigation reserve for the years ended March 31, 2013, 2012 and 2011:

	Years Ended March 31,
(In millions)	2013	2012	2011
AWP Litigation reserve at beginning of period	$453	$330	$143
Charges incurred	72	149	213
Payments made	(483)	(26)	(26)
AWP litigation reserve at end of period	$42	$453	$330
Pre-tax charges relating to changes in the Company's AWP litigation reserve, including accrued interest, are recorded in the Distribution Solutions segment. The charges for 2013 primarily related to state Medicaid claims. The charges for 2012 primarily related to the Douglas County, Kansas Action settlement and the state and federal Medicaid claims. The charges for 2011 primarily related to state and federal Medicaid claims. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.
Since 2009 the Company has cooperated with and responded to an investigation by the Regie de l'assurance maladie du Quebec (“RAMQ”), a provincial government agency with administrative authority over the conduct of pharmaceutical businesses in the province of Quebec, Canada.  The investigation focused on certain discounts and payments offered to pharmacies in Quebec, as well as payments received by the Company from certain manufacturers.  In the third quarter of 2013, we engaged in settlement discussions to resolve potential legal claims against the Company and its customers and suppliers arising from the investigation.  In consideration of the pace and progress of settlement discussions, in the third quarter of 2013, we recorded a pre-tax charge of $40 million for estimated probable loss from potential legal claims arising from the investigation.  The charge was recorded to operating expenses within our Distribution Solutions segment.  On April 19, 2013, the Company entered into a settlement agreement with the RAMQ, to settle all potential claims of the RAMQ arising from the investigation. The agreement provides that the Company will pay $40 million to the RAMQ, and provides for a full release of all potential claims by the RAMQ arising from the investigation.
Refer to Financial Note 22, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for further information.
Technology Solutions segment's operating expenses and operating expenses as a percentage of revenues increased in 2013 compared to 2012 primarily due to our continued investment in research and development activities, a $36 million goodwill impairment charge and business acquisitions. These increases were partially offset by product alignment charges of $20 million incurred in 2012.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

During the fourth quarter of 2013, we recorded $46 million of non-cash pre-tax impairment charges in our Technology Solutions segment. These charges were the result of a significant decrease in estimated revenues for a software product. The charge included a $36 million goodwill impairment to reduce the carrying value of goodwill within the applicable reporting unit to its implied fair value. In addition, the goodwill had a nominal tax basis. This impairment charge was recorded in operating expenses within our consolidated statement of operations. The balance of the charge represents a $10 million impairment to reduce the carrying value of the unamortized capitalized software held for sale costs for this product to its net realizable value. We concluded that the estimated future undiscounted revenues, net of estimated related costs, were insufficient to recover its carrying value. This impairment charge was recorded in cost of sales within our consolidated statement of operations.
Technology Solutions segment's operating expenses and operating expenses as a percentage of revenues increased in 2012 compared to 2011 primarily due to our continued investment in research and development activities, a number of small business acquisitions in 2012 and product alignment charges of $20 million. These increases were partially offset by cost containment efforts.
Corporate expenses decreased in 2013 compared to 2012 primarily due to the gain on business combination and a charitable contribution in 2012. These decreases were partially offset by an increase in a reserve for an environmental liability, acquisition-related expenses and other corporate initiatives. Corporate expenses for 2012 increased compared to 2011 primarily due to higher employee compensation and benefits costs and a charitable contribution.
Other Income, Net:

	Years Ended March 31,			Change
(Dollars in millions)	2013	2012	2011	2013	2012
Distribution Solutions	$20	$16	$5	25%	220%
Technology Solutions	4	5	4	(20)	25
Corporate	11	—	27	100	(100)
Total	$35	$21	$36	67	(42)

Other income, net increased in 2013 compared to 2012 primarily due to an impairment of an asset in 2012. Other income, net decreased in 2012 compared to 2011 primarily due to a receipt in 2011 of $16 million representing the reimbursement of post-acquisition interest expense by former shareholders of US Oncology, which was recorded in Corporate and an impairment of an asset in 2012.
Impairment of an Equity Investment:
Based on a recent evaluation, we committed to a plan to sell our 49% equity interest in Nadro, S.A. de C.V. ("Nadro") and in the fourth quarter of 2013 recorded a pre-tax impairment charge of $191 million reducing the investment's carrying value to its estimated fair value. The charge reflects deterioration in Nadro's market position, projected lower revenue growth rates and operating margins and continued business challenges in the wholesale pharmaceutical distribution business in Mexico. Cumulative foreign currency translation losses of $69 million were included in the assessment of the investment's carrying value for purposes of calculating the impairment charge. Cumulative foreign currency translation losses (net of tax), are included in Accumulated Other Comprehensive Income on our consolidated balance sheet. The charge was recorded in impairment of an equity investment in the consolidated statements of operations within our Distribution Solutions segment. The ultimate selling price of our investment in Nadro may be different than our current assessment of fair value. The fair value of the investment will be reviewed quarterly for any additional impairment.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Segment Operating Profit and Corporate Expenses, Net:

	Years Ended March 31,			Change
(Dollars in millions)	2013	2012	2011	2013	2012
Segment Operating Profit (1)
Distribution Solutions (2) (3) (4) (5)	$2,197	$2,219	$1,897	(1)%	17%
Technology Solutions (6) (7) (8)	297	364	301	(18)	21
Subtotal	2,494	2,583	2,198	(3)	18
Corporate Expenses, Net (9)	(335)	(413)	(341)	(19)	21
Interest Expense	(240)	(251)	(222)	(4)	13
Income From Continuing Operations Before Income Taxes	$1,919	$1,919	$1,635	—	17

Segment Operating Profit Margin
Distribution Solutions	1.85%	1.86%	1.74%	(1) bp	12	bp
Technology Solutions	8.73	11.00	9.42	(227)	158

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income (expense), net for our two operating segments.

(2)	Operating profit for 2013 includes a $191 million charge for impairment of our equity investment in Nadro.

(3)	Operating profit for 2013, 2012 and 2011 includes AWP litigation charges of $72 million, $149 million and $213 million.

(4)	Operating profit for 2013 includes a $40 million charge for a legal dispute in our Canadian business.

(5)	Operating profit for 2013 and 2011 includes the receipt of $44 million and $51 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers.

(6)	Operating profit for 2013 includes asset impairment charges of $46 million.

(7)	Operating profit for 2012 includes product alignment charges of $51 million.

(8)	Operating profit for 2011 includes $72 million asset impairment charges from capitalized software held for sale.

(9)	Corporate expenses for 2013 are net of an $81 million pre-tax gain on business combination.
Operating profit margin for our Distribution Solutions segment decreased in 2013 compared to 2012 primarily due to a $191 million impairment charge on an equity investment and higher operating expenses as a percentage of revenues, which includes our business acquisitions. These increases were partially offset by an increase in gross profit margin and lower AWP litigation charges. Operating profit margin for our Distribution Solutions segment increased in 2012 compared to 2011 primarily due to higher gross profit margin, which included a full year of results from US Oncology, and lower operating expenses as a percentage of revenues, which included lower AWP litigation charges.
Operating profit margin in our Technology Solutions segment decreased in 2013 compared to 2012 primarily due to an increase in operating expenses as a percentage of revenues and a decrease in gross profit margin. Operating profit margin in our Technology Solutions segment increased in 2012 compared to 2011 primarily reflecting an increase in gross profit margin, partially offset by an increase in operating expenses as a percentage of revenues.
Corporate expenses, net of other income decreased in 2013 compared to 2012 primarily due to the gain on business combination and an increase in other income. Corporate expenses, net of other income increased in 2012 compared to 2011 primarily due an increase in operating expenses and a decrease in other income.
Interest Expense: Interest expense decreased in 2013 compared to 2012 primarily due to the repayment of $400 million of long-term debt in February 2012, partially offset by $11 million of bridge loan fees paid in connection with our acquisition of PSS World Medical. Interest expense increased in 2012 compared to 2011 primarily due to $1.7 billion of long-term debt issued in February 2011 in connection with our acquisition of US Oncology. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing activities.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Income Taxes: Our reported income tax rates were 30.3%, 26.9% and 30.9% in 2013, 2012 and 2011. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates. In 2013, 2012 and 2011, income tax expense included $29 million, $66 million and $34 million of net income tax benefits for discrete items, which primarily relates to the recognition of previously unrecognized tax benefits and accrued interest. Included in the 2012 discrete tax benefit is a $31 million credit to income tax expense as a result of the reversal of an income tax reserve relating to our AWP litigation.
We have received tax assessments of $98 million from the U.S. Internal Revenue Service (“IRS”) relating to 2003 through 2006. We disagree with a substantial portion of the tax assessments primarily relating to transfer pricing. We are pursuing administrative relief through the appeals process. We have also received assessments from the Canada Revenue Agency (“CRA”) for a total of $199 million related to transfer pricing for 2003 through 2008. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007, and are in the process of filing a notice of objection for 2008. The trial between McKesson Canada Corporation and the CRA, argued in the Tax Court of Canada, concluded in early February 2012, and we are waiting for the decision. We continue to believe in the merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in an increase or decrease to income tax expense.
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
Net Income: Net income was $1,338 million, $1,403 million and $1,202 million in 2013, 2012 and 2011 and diluted earnings per common share were $5.59, $5.59 and $4.57. Net income and diluted earnings per common share for 2013, 2012 and 2011 include after-tax AWP litigation charges of $45 million, $60 million and $149 million, or $0.19, $0.24 and $0.57 per diluted common share. Net income and diluted earnings per common share for 2011 also included an after-tax gain of $72 million, or $0.28 per diluted share relating to our sale of MAP.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 239 million, 251 million and 263 million for 2013, 2012 and 2011. The decreases in the number of weighted average diluted common shares outstanding primarily reflect the cumulative effect of share repurchases over the past three years, partially offset by the exercise and settlement of share-based awards.
International Operations
International operations accounted for 8.3%, 8.6% and 8.9% of 2013, 2012 and 2011 consolidated revenues. International operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our international operations is also included in Financial Note 25, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Business Combinations
Fiscal 2013
In addition to our April 2012 acquisition of the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California, on February 22, 2013, we acquired all of the outstanding shares of PSS World Medical, Inc. (“PSS World Medical”) of Jacksonville, Florida for $29.00 per share plus the assumption of PSS World Medical's debt, or approximately $1.9 billion in aggregate, consisting of cash consideration of $1.3 billion, net of cash acquired, and the assumption of long-term debt with a fair value of $0.6 billion. The cash paid at acquisition was funded from cash on hand and the issuance of long-term debt. PSS World Medical markets and distributes medical products and services throughout the United States. The acquisition of PSS World Medical expands our existing Medical-Surgical business. Financial results for PSS World Medical since the acquisition date are included in the results of operations for the fourth quarter and year ended March 31, 2013 within our Medical-Surgical distributions and services business, which is part of our Distribution Solutions segment.
Fiscal 2012
On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for $925 million, which was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to independent pharmacies in Canada. Financial results for the acquired Katz Assets have been included in the results of operations within our Canadian pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, beginning in the first quarter of 2013.
Fiscal 2011
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
Refer to Financial Notes 2 and 14, “Business Combinations” and “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.
2014 Outlook
Information regarding the Company's 2014 outlook is contained in our Form 8-K dated May 7, 2013. This Form 8-K should be read in conjunction with the sections Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors in Part 1 of this Annual Report on Form 10-K.

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
In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers' financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. During 2013, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation ("CVS"), accounted for approximately 17% of our total consolidated revenues. At March 31, 2013, trade accounts receivable from our ten largest customers were approximately 44% of total trade accounts receivable. Accounts receivable from CVS and Wal-Mart Stores, Inc. ("Walmart") were approximately 16% and 10% of total trade accounts receivable. As a result, our sales and credit concentration is significant. A default in payments, a material reduction in purchases from these, or any other large customer or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2013 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in the foreseeable future in our allowance for doubtful accounts as a percentage of net revenue.
At March 31, 2013, trade and notes receivables were $8,853 million prior to allowances of $121 million. In 2013, 2012 and 2011 our provision for bad debts was $28 million, $30 million and $18 million. At March 31, 2013 and 2012, the allowance as a percentage of trade and notes receivables was 1.4% and 1.3%. An increase or decrease of a hypothetical 0.1% in the 2013 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $9 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.
Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method. Technology Solutions segment inventories consist of computer hardware with cost generally determined by the standard cost method, which approximates average cost. Rebates, cash discounts and other incentives received from vendors relating to the purchase or distribution of inventory are considered as product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $10.3 billion and $10.1 billion at March 31, 2013 and 2012.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The LIFO method was used to value approximately 80% and 88% of our inventories at March 31, 2013 and 2012. At March 31, 2013 and 2012, our LIFO reserves, net of LCM adjustments, were $120 million and $107 million. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. In 2013, 2012 and 2011, we recognized net LIFO expense of $13 million, $11 million and $3 million within our consolidated statements of operations, which related to our non-pharmaceutical products. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. Primarily due to historical net deflation in our pharmaceutical inventories, pharmaceutical inventories at LIFO were $60 million and $76 million higher than market as of March 31, 2013 and 2012. As a result, we recorded a LCM credit of $16 million and $80 million in 2013 and 2012 within our consolidated statements of operations to adjust our LIFO inventories to market. During 2013 and 2012, we began to experience a modest net inflationary trend in our pharmaceuticals indices, as price increases on branded pharmaceuticals exceeded the impact of price declines and shifts toward generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. In 2014, we expect this trend to continue. As a result, we may recognize an increase in net LIFO expense in 2014.
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
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Refer to Financial Note 2, “Business Combinations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for additional information regarding our acquisitions.
Goodwill and Intangible Assets: As a result of acquiring businesses, we have $6,405 million and $5,032 million of goodwill at March 31, 2013 and 2012 and $2,270 million and $1,750 million of intangible assets, net at March 31, 2013 and 2012. We maintain goodwill assets on our books unless the assets are considered to be impaired. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Impairment testing is conducted at the reporting unit level, which is generally defined as a component — one level below our Distribution Solutions and Technology Solutions operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. Components that have essentially similar operations, products, services, customers and operating margin are aggregated as a single reporting unit. Management judgment is involved in determining which components may be combined and changes in these combinations could affect the outcome of the testing.
The first step in goodwill testing requires us to compare the estimated fair value of a reporting unit to its carrying value. This step may be performed utilizing either a qualitative or quantitative assessment. If the carrying value of the reporting unit is lower than its estimated fair value, no further evaluation is necessary. If the carrying value of the reporting unit is higher than its estimated fair value, the second step must be performed to measure the amount of impairment loss. Under the second step, the implied fair value of goodwill is calculated in a hypothetical analysis by subtracting the fair value of all assets and liabilities of the reporting unit, including any unrecognized intangibles assets, from the fair value of the reporting unit calculated in the first step of the impairment test. If the carrying value of goodwill for the reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for that excess.
To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. In addition, we compare the aggregate of the reporting units' fair values to our market capitalization as further corroboration of the fair values.
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
Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge. In 2013, we recorded a goodwill impairment charge of $36 million in our Technology Solutions segment. In 2012 and 2011, we concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value.
Currently, all of our intangible assets are subject to amortization and are generally amortized on a straight-line basis over their estimated useful lives, ranging from one to twenty years.  We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition.  Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.  Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. There were no material impairments of intangibles in 2013, 2012 or 2011.  Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2013 and 2012, supplier reserves were $164 million and $115 million. The ultimate outcome of any outstanding claims may be different from our estimate. All of the supplier reserves at March 31, 2013 and 2012 pertain to our Distribution Solutions segment. An increase or decrease in the supplier reserve as a hypothetical 0.1% of trade payables at March 31, 2013 would result in an increase or decrease in the cost of sales of approximately $16 million in 2013. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios.
Income Taxes: Our income tax expense and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties. We review our tax positions at the end of each quarter and adjust the balances as new information becomes available.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets (net of valuation allowances) of $1,247 million and $1,335 million at March 31, 2013 and 2012 and deferred tax liabilities of $3,114 million and $2,495 million. Deferred tax assets primarily consist of timing differences on our compensation and benefit related accruals and net loss and credit carryforwards. Deferred tax liabilities primarily consist of basis differences for inventory valuation (including inventory valued at LIFO) and other assets. We established valuation allowances of $118 million and $101 million for 2013 and 2012 against certain deferred tax assets, which primarily relate to federal, state and foreign loss carryforwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, including those laws pertaining to LIFO, our cash flows could be materially impacted.
In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. We recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of tax liabilities and related interest. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized.
If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $19 million, or $0.08 per diluted share, for 2013.
Share-Based Compensation: Our compensation programs include share-based compensation. We account for all share-based compensation transactions using a fair-value based measurement method. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

We estimate the grant-date fair value of employee stock options using the Black-Scholes options-pricing model. Our estimates of employee stock option values rely on assumptions we input into the model. The key assumptions involve estimates of future uncertain events. The key assumptions influencing the fair value estimates, among others, are the expected life of the option, the expected stock price volatility and the expected dividend yield. In determining the expected life of the option, we primarily use historical experience as our best estimate of future exercise patterns. We use a combination of historical and implied market volatility to determine the expected stock price volatility factor. We believe that the combination of both historical and implied volatility provides a reasonable estimate of our future stock price movements. Once the fair values of employee stock options are determined, accounting requirements do not permit them to be changed, even if the estimates used are different from actual experience.
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
Our assessments of estimated share-based compensation expense are affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include the volatility of our stock price, employee stock option exercise behavior, timing, number and types of annual share-based awards, the attainment of performance goals and the forfeiture rates. As a result, future share-based compensation expense may differ from the Company's historical amounts.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable sales facility, revolving credit facility and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, we may access the long-term debt capital markets from time-to-time.
Net cash flow from operating activities was $2,483 million in 2013 compared to $2,950 million in 2012 and $2,338 million in 2011. Operating activities for 2013 were primarily affected by $483 million of payments made for AWP litigation settlements.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

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
Net cash used in investing activities was $2,209 million in 2013 compared to $1,502 million in 2012 and $624 million in 2011. Investing activities for 2013 included $1,873 million of cash payments for acquisitions, including $1,299 million for our acquisition of PSS World Medical. Investing activities in 2013 also included $246 million and $160 million in capital expenditures for property acquisitions and capitalized software.
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
Financing activities utilized cash of $956 million in 2013 compared to $1,905 million in 2012 and $1,841 million in 2011. Financing activities for 2013 include cash receipts of $1,325 million and cash paid of $1,725 million from short-term borrowings. In addition, in connection with our acquisition of PSS World Medical, we borrowed $900 million for bridge financing in February 2013, which was fully repaid in March 2013. Financing activities for 2013 also include cash receipts of $1,798 million for the issuance of long-term debt and cash paid of $1,143 million for repayments of long-term debt. In December 2012, we issued $500 million of 0.95% Notes due 2015 and $400 million of 2.70% Notes due 2022. In March 2013, we issued $500 million of 1.40% Notes due 2018 and $400 million of 2.85% Notes dues 2023. Long-term debt repayments include $500 million paid on the maturity of our 5.25% Notes due in March 2013 and $635 million paid to redeem the debt acquired on the acquisition of PSS World Medical. Additionally, financing activities for 2013 included $1,214 million of cash paid for stock repurchases and $194 million of dividends paid.
Financing activities for 2012 included $1,874 million of cash paid for share repurchases, $400 million of cash paid on the maturity of our 7.75% Notes in February 2012, $195 million of dividends paid, $400 million of cash receipts from secured borrowings and $167 million of cash receipts from employees' exercises of stock options.
Financing activities for 2011 reflect $1,689 million of cash received from the issuance of long-term debt. In February 2011, we issued $600 million of 3.25% notes due 2016, $600 million of 4.75% notes due 2021, and $500 million of 6.00% notes due 2041. Net proceeds from the issuance of the long-term notes, after discounts and offering expenses, were used to pay off the $1,730 million of debt assumed as part of the acquisition of US Oncology. Also as part of our acquisition of US Oncology, we borrowed $1,000 million for bridge financing which was fully repaid by February 2011. Financing activities for 2011 also included $2,050 million of cash paid for share repurchases, $171 million of cash paid for dividends and $367 million of cash receipts from employees' exercises of stock options.
The Company's Board has authorized the repurchase of McKesson's common stock from time-to-time in open market transactions, privately negotiated transactions, through accelerated share repurchase (“ASR”) programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The Board authorized the repurchase of the Company's common stock as follows: $1.0 billion in April 2010, $1.0 billion in October 2010, $1.0 billion in April 2011, $650 million in January 2012, $700 million in April 2012 and $500 million in January 2013. Total share repurchases transacted through ASR programs and open market transactions over the last three years were as follows:

	Years Ended March 31,
(In millions, except per share data)	2013	2012	2011
Number of shares repurchased (1)	13	20	29
Average price paid per share	$100.82	$83.47	$69.62
Total value of shares repurchased (1)	$1,159	$1,850	$2,032

(1)	Excludes shares surrendered for tax withholding.
The total authorization outstanding for repurchases of the Company's common stock was $340 million at March 31, 2013.
During the fourth quarter of 2013, we retired 1.8 million shares repurchased for $217 million by the Company.   The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $195 million was recorded as a decrease to retained earnings.
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
Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2013	2012	2011
Cash and cash equivalents	$2,456	$3,149	$3,612
Working capital	1,813	1,917	3,631
Debt, net of cash and cash equivalents	2,417	831	392
Debt to capital ratio (1)	40.8%	36.8%	35.7%
Net debt to net capital employed (2)	25.5	10.8	5.1
Return on stockholders' equity (3)	18.3	19.7	16.9

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
Cash equivalents, which are available-for-sale, are carried at fair value. Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, Canadian government securities, overnight repurchase agreements collateralized by U.S. Treasury bonds, Canadian government securities and/or securities that are guaranteed or sponsored by the U.S. government and an AAA rated prime money market fund denominated in British pound sterling.
The remaining cash and cash equivalents are deposited with several financial institutions. Deposits at U.S. banks exceed the amount insured by the Federal Deposit Insurance Corporation. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and equivalents balance as of March 31, 2013 included approximately $1.5 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash in the foreign operations as well as to fund certain research and development activities for an indefinite period of time.  Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.  During the fourth quarter of 2011 and pursuant to IRS regulations, we temporarily borrowed and repaid $1.0 billion of cash held by our subsidiaries outside the United States.  The duration of this temporary loan to the United States was less than 60 days.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

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
Consolidated working capital decreased at March 31, 2013 compared to March 31, 2012 primarily due to decrease in cash and cash equivalents balance. Consolidated working capital decreased at March 31, 2012 compared to March 31, 2011, primarily due to increases in drafts and accounts payable and other accrued liabilities, partially offset by increases in receivables and inventories.
Our ratio of net debt to net capital employed increased at March 31, 2013 compared to March 31, 2012 primarily due to lower cash and cash equivalents balance. Our ratio of net debt to net capital employed increased at March 31, 2012 compared to March 31, 2011 primarily due to a lower cash and cash equivalents balance.
In April 2011, the quarterly dividend was raised from $0.18 to $0.20 per common share for dividends declared after such date, until further action by the Board. Dividends were $0.80 per share in 2013 and 2012, and $0.72 per share in 2011. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors. In 2013, 2012 and 2011, we paid total cash dividends of $194 million, $195 million and $171 million.
Contractual Obligations:
The table below presents our significant financial obligations and commitments at March 31, 2013:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Long-term debt (1)	$4,873	$352	$1,101	$1,001	$2,419
Other (2)	465	27	203	79	156

Off balance sheet
Interest on borrowings (3)	1,841	200	353	280	1,008
Purchase obligations (4)	473	423	50	—	—
Operating lease obligations (5)	851	213	283	153	202
Other (6)	280	153	78	1	48
Total	$8,783	$1,368	$2,068	$1,514	$3,833

(1)	Represents maturities of the Company's long-term obligations including an immaterial amount of capital lease obligations.

(2)
Represents our estimated benefit payments, including assumed executive lump sum payments, for the unfunded benefit plans and minimum funding requirements for the pension plans. Actual lump sum payments could significantly differ from the estimated amounts depending on the timing of executive retirements and the lump sum interest rate in effect upon retirement.

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

(6)
Includes agreements with certain of our Canadian customers' financial institutions under which we have guaranteed the repurchase of our customers' inventory of $155 million and our customers' debt of $53 million in the event these customers are unable to meet their obligations to those financial institutions.

At March 31, 2013, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $453 million. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the contractual obligations table.
In addition, at March 31, 2013, our banks and insurance companies have issued $98 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers' compensation and automotive liability programs.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Credit Resources:
We fund our working capital requirements primarily with cash and cash equivalents, as well as short-term borrowings under the accounts receivable sales facility, revolving credit facility and from commercial paper issuances.
Senior Bridge Term Loan Facility
In connection with our acquisition of PSS World Medical, in December 2012 we entered into a $2.1 billion unsecured Senior Bridge Term Loan Agreement (“2013 Bridge Loan”). In February 2013, we reduced the 2013 Bridge Loan commitment to $900 million. On February 22, 2013, we borrowed $900 million under the 2013 Bridge Loan. The proceeds from the 2013 Bridge Loan and our existing cash on hand were used to redeem the assumed debt from PSS World Medical and pay the equity shareholders of PSS World Medical. On March 8, 2013, we repaid the 2013 Bridge Loan with the funds obtained from the issuance of long-term debt and the 2013 Bridge Term Loan Agreement was terminated. During the time it was outstanding, the 2013 Bridge Loan balance bore interest of 1.20% per annum, based on the London Interbank Offered Rate plus a margin based on the Company's credit rating. Corporate interest expense for 2013 includes $11 million related to fees incurred on the 2013 Bridge Loan.
In connection with our execution of an agreement to acquire US Oncology, in November 2010 we entered into a $2.0 billion unsecured Senior Bridge Term Loan Agreement (“2011 Bridge Loan”). In December 2010, we reduced the 2011 Bridge Loan commitment to $1.0 billion. On January 31, 2011, we borrowed $1.0 billion under the 2011 Bridge Loan. On February 28, 2011, we repaid the 2011 Bridge Loan with the funds obtained from the issuance of long-term debt and the 2011 Bridge Term Loan Agreement was terminated. During the time it was outstanding, the 2011 Bridge Loan bore interest of 1.76% per annum, based on the London Interbank Offered Rate plus a margin based on the Company's credit rating. Corporate Interest expense for 2011 includes $25 million related to fees incurred on the 2011 Bridge Loan.
PSS World Medical Debt Acquired
Upon our purchase of PSS World Medical in February 2013, we assumed the outstanding debt of PSS World Medical. Prior to our acquisition, PSS World Medical called for redemption of all its outstanding 6.375% Senior Notes due 2022. Due to the change in control provisions of the 3.125% Senior Convertible Notes due 2014, the notes were convertible to cash at the option of the note holders. All the note holders opted to receive cash. In the fourth quarter of 2013, we redeemed both of these notes, including accrued interest for $643 million using cash on hand and borrowings under our 2013 Bridge Loan.
US Oncology Debt Acquired
Upon our purchase of US Oncology in December 2010, we assumed the outstanding debt of US Oncology Holdings, Inc. and its wholly-owned subsidiary US Oncology, Inc. Immediately prior to our acquisition, US Oncology Holdings, Inc. called for redemption of all of its outstanding Senior Unsecured Floating Rate Toggle Notes due 2012 and US Oncology, Inc. called for redemption of all of its outstanding 9.125% Senior Secured Notes due 2017 and 10.75% Senior Subordinated Notes due 2014. In the fourth quarter of 2011, we paid interest of $50 million and redeemed these notes, including the remaining accrued interest for $1,738 million using cash on hand and borrowings under our 2011 Bridge Loan.
Long-Term Debt
On March 8, 2013, we issued 1.40% notes due March 15, 2018 in an aggregate principal amount of $500 million and 2.85% notes due March 15, 2023 in an aggregate principal amount of $400 million. Interest on these notes is payable on March 15 and September 15 of each year beginning on September 15, 2013. We utilized net proceeds, after discounts and offering expenses, of $891 million from the issuance of these notes to repay borrowings under the 2013 Bridge Loan.
On December 4, 2012, we issued 0.95% notes due December 4, 2015 in an aggregate principal amount of $500 million (“Notes due 2015”) and 2.70% notes due December 15, 2022 in an aggregate principal amount of $400 million (“Notes due 2022”). Interest on the Notes due 2015 is payable on June 4 and December 4 of each year beginning on June 4, 2013 and on the Notes due 2022 is payable on June 15 and December 15 of each year beginning on June 15, 2013. We utilized net proceeds, after discounts and offering expenses, of $892 million from the issuance of these notes for general corporate purposes and replenishing working capital that was used to repay long-term debt that matured in February 2012 and in March 2013.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

On February 28, 2011, we issued 3.25% notes due March 1, 2016 in an aggregate principal amount of $600 million, 4.75% notes due on March 1, 2021 in an aggregate principal amount of $600 million and 6.00% notes dues March 1, 2041 in an aggregate principal amount of $500 million. Interest on these notes is paid on March 1 and September 1 of each year. We utilized net proceeds, after discounts and offering expenses, of $1,673 million from the issuance of these notes for general corporate purposes, including the repayment of borrowings under the 2011 Bridge Loan.
We repaid our $500 million 5.25% Notes on March 1, 2013 and our $400 million 7.75% Notes on February 1, 2012, both of which had matured.
Accounts Receivable Sales Facility
In May 2012, we renewed our existing accounts receivable sales facility (the “Facility”) for a one year period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2013. We anticipate extending or renewing the Facility before its expiration.
There were no borrowings in 2011 under the Facility. During 2012, we borrowed $400 million under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding under the Facility, which are included in short-term borrowings and receivables in the consolidated balance sheets. During the first quarter of 2013, these short-term borrowings were repaid using cash on hand. In addition, during 2013, we borrowed a total of $1,325 million under the Facility, all of which was repaid during the year using cash on hand. At March 31, 2013, there were no secured borrowings and related securitized accounts receivable outstanding under the Facility.
Revolving Credit Facility
In September 2011, we renewed our existing syndicated $1.3 billion five-year senior unsecured revolving credit facility. This renewed credit facility has terms and conditions substantially similar to those previously in place and matures in September 2016. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this credit facility during 2013, 2012 and 2011. As of March 31, 2013 and 2012, there were no borrowings outstanding under this credit facility.
Commercial Paper
There were no commercial paper issuances during 2013, 2012 and 2011 and no amounts outstanding at March 31, 2013 and 2012.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating this ratio, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2013, we were in compliance with our financial covenants. A reduction in our credit ratings, or the lack of compliance with our covenants, could negatively impact our ability to finance operations or issue additional debt at acceptable interest rates.
Funds necessary for future debt maturities and our other cash requirements are expected to be met by existing cash balances, cash flow from operations, existing credit sources and other capital market transactions.
Additional information regarding our accounts receivable sales facility is included in Financial Notes 1 and 14, “Significant Accounting Policies” and “Debt and Financing Activities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

McKESSON CORPORATION
FINANCIAL REVIEW (Concluded)

RELATED PARTY BALANCES AND TRANSACTIONS
Information regarding our related party balances and transactions is included in Financial Note 24, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. If the underlying weighted average interest rate on our variable rate debt were to have changed by a hypothetical 50 bp in 2013, interest expense would not have been materially different from that reported.
Our cash and cash equivalents balances earn interest at variable rates. Should interest rates decline, our interest income may be negatively impacted. If the underlying weighted average interest rate on our cash and cash equivalents balances changed by 50 bp in 2013, interest income would have increased or decreased by approximately $12 million. The selected hypothetical change in interest rates does not reflect what could be considered the best or worst case scenarios.
As of March 31, 2013 and 2012, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $5.5 billion and $4.1 billion. The estimated fair value of our long-term debt and other financing was determined using quoted market prices and other inputs that were derived from available market information and may not be representative of actual values that could have been realized or that will be realized in the future. Fair value is subject to fluctuations based on our performance, our credit ratings, changes in the value of our stock and changes in interest rates for debt securities with similar terms.
Foreign exchange risk: We record revenues and earnings from Canada, the United Kingdom, Ireland, other European countries, Israel and Mexico, which exposes us to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency investments and loans. As of March 31, 2013, a hypothetical adverse 10% change in quoted foreign currency exchange rates would not have had a material impact on our net fair value of financial instruments that have exposure to foreign currency risk.

McKESSON CORPORATION

Item 8.	Financial Statements and Supplementary Data

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2013.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. This audit report appears on page 52 of this Annual Report on Form 10-K.
May 7, 2013

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
(Principal Financial Officer)

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of McKesson Corporation:
We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended March 31, 2013. Our audits also included the consolidated financial statement schedule (“financial statement schedule”) listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Francisco, California
May 7, 2013

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2013	2012	2011
Revenues	$122,455	$122,734	$112,084
Cost of Sales	(115,471)	(116,167)	(106,114)
Gross Profit	6,984	6,567	5,970
Operating Expenses
Selling	(805)	(764)	(767)
Distribution	(1,042)	(997)	(920)
Research and development	(480)	(440)	(407)
Administrative	(2,351)	(2,068)	(1,842)
Litigation charges	(72)	(149)	(213)
Gain on business combination	81	—	—
Total Operating Expenses	(4,669)	(4,418)	(4,149)
Operating Income	2,315	2,149	1,821
Other Income, Net	35	21	36
Impairment of an Equity Investment	(191)	—	—
Interest Expense	(240)	(251)	(222)
Income from Continuing Operations Before Income Taxes	1,919	1,919	1,635
Income Tax Expense	(581)	(516)	(505)
Income from Continuing Operations	1,338	1,403	1,130
Discontinued Operation – gain on sale, net of tax	—	—	72
Net Income	$1,338	$1,403	$1,202

Earnings Per Common Share
Diluted
Continuing operations	$5.59	$5.59	$4.29
Discontinued operation – gain on sale	—	—	0.28
Total	$5.59	$5.59	$4.57
Basic
Continuing operations	$5.71	$5.70	$4.37
Discontinued operation – gain on sale	—	—	0.28
Total	$5.71	$5.70	$4.65

Weighted Average Common Shares
Diluted	239	251	263
Basic	235	246	258

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2013	2012	2011
Net Income	$1,338	$1,403	$1,202

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments, net of income tax expense (benefit) of ($2), $2 and $2	(52)	(56)	76

Unrealized losses on cash flow hedges, net of income tax benefit of nil, nil and nil	—	(5)	—

Retirement related benefit plans, net of income tax expense (benefit) of ($10), ($9) and $3	(18)	(21)	5
Other Comprehensive Income (Loss), net of tax	(70)	(82)	81

Comprehensive Income	$1,268	$1,321	$1,283

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$2,456	$3,149
Receivables, net	9,975	9,977
Inventories, net	10,335	10,073
Prepaid expenses and other	404	404
Total Current Assets	23,170	23,603
Property, Plant and Equipment, Net	1,321	1,043
Goodwill	6,405	5,032
Intangible Assets, Net	2,270	1,750
Other Assets	1,620	1,665
Total Assets	$34,786	$33,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$16,108	$16,114
Short-term borrowings	—	400
Deferred revenue	1,359	1,423
Deferred tax liabilities	1,626	1,092
Current portion of long-term debt	352	508
Other accrued liabilities	1,912	2,149
Total Current Liabilities	21,357	21,686

Long-Term Debt	4,521	3,072
Other Noncurrent Liabilities	1,838	1,504
Other Commitments and Contingent Liabilities (Note 22)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at March 31, 2013 and 2012, 376 and 373 shares issued at March 31, 2013 and 2012	4	4
Additional Paid-in Capital	6,078	5,571
Retained Earnings	10,402	9,451
Accumulated Other Comprehensive Income (Loss)	(65)	5
Other	14	4
Treasury Shares, at Cost, 149 and 138 at March 31, 2013 and 2012	(9,363)	(8,204)
Total Stockholders’ Equity	7,070	6,831
Total Liabilities and Stockholders’ Equity	$34,786	$33,093

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2013, 2012 and 2011
(In millions, except per share amounts)

	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Stockholders' Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2010	359	$4	$4,756	$(12)	$7,236	$6	(88)	$(4,458)	$7,532
Issuance of shares under employee plans	10		370					(17)	353
Share-based compensation			137						137
Tax benefit related to issuance of shares under employee plans			113						113
Other comprehensive income						81			81
Net income					1,202				1,202
Repurchase of common stock			(37)				(29)	(1,995)	(2,032)
Cash dividends declared, $0.72 per common share					(188)				(188)
Other				22					22
Balances, March 31, 2011	369	$4	$5,339	$10	$8,250	$87	(117)	$(6,470)	$7,220
Issuance of shares under employee plans	4		167				(1)	(24)	143
Share-based compensation			154						154
Tax benefit related to issuance of shares under employee plans			46						46
Other comprehensive loss						(82)			(82)
Net income					1,403				1,403
Repurchase of common stock			(140)				(20)	(1,710)	(1,850)
Cash dividends declared, $0.80 per common share					(202)				(202)
Other			5	(6)					(1)
Balances, March 31, 2012	373	$4	$5,571	$4	$9,451	$5	(138)	$(8,204)	$6,831
Issuance of shares under employee plans	5		166					(55)	111
Share-based compensation			167						167
Tax benefit related to issuance of shares under employee plans			34						34
Other comprehensive loss						(70)			(70)
Net income					1,338				1,338
Repurchase of common stock			162				(13)	(1,321)	(1,159)
Retirement of treasury stock	(2)		(22)		(195)		2	217	—
Cash dividends declared, $0.80 per common share					(192)				(192)
Other				10					10
Balances, March 31, 2013	376	$4	$6,078	$14	$10,402	$(65)	(149)	$(9,363)	$7,070

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2013	2012	2011
Operating Activities
Net income	$1,338	$1,403	$1,202
Discontinued operation – gain on sale, net of tax	—	—	(72)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	146	140	139
Amortization	445	411	357
Provision for bad debts	28	30	18
Other deferred taxes	606	164	128
Share-based compensation expense	167	154	137
Gain on business combination	(81)	—	—
Impairment of capitalized software held for sale	10	—	72
Impairment of an equity investment	191	—	—
Other non-cash items	56	66	12
Changes in operating assets and liabilities, net of acquisitions:
Receivables	326	(770)	(673)
Inventories	(59)	(878)	367
Drafts and accounts payable	(125)	2,027	533
Deferred revenue	(25)	66	42
Taxes	(80)	15	33
Litigation charges	72	149	213
Litigation settlement payments	(483)	(26)	(26)
Other	(49)	(1)	(144)
Net cash provided by operating activities	2,483	2,950	2,338

Investing Activities
Property acquisitions	(246)	(225)	(233)
Capitalized software expenditures	(160)	(178)	(155)
Acquisitions, net of cash and cash equivalents acquired	(1,873)	(1,156)	(292)
Proceeds from sale of business	—	—	109
Restricted cash for litigation charges	32	(32)	—
Other	38	89	(53)
Net cash used in investing activities	(2,209)	(1,502)	(624)

Financing Activities
Proceeds from short-term borrowings	2,225	400	1,000
Repayments of short-term borrowings	(2,625)	—	(1,000)
Proceeds from issuances of long-term debt	1,798	—	1,689
Repayments of long-term debt	(1,143)	(430)	(1,730)
Common stock transactions:
Issuances	166	167	367
Share repurchases, including shares surrendered for tax withholding	(1,214)	(1,874)	(2,050)
Dividends paid	(194)	(195)	(171)
Other	31	27	54
Net cash used in financing activities	(956)	(1,905)	(1,841)
Effect of exchange rate changes on cash and cash equivalents	(11)	(6)	8
Net decrease in cash and cash equivalents	(693)	(463)	(119)
Cash and cash equivalents at beginning of year	3,149	3,612	3,731
Cash and cash equivalents at end of year	$2,456	$3,149	$3,612

Supplemental Cash Flow Information
Cash paid for:
Interest	$207	$228	$244
Income taxes, net of refunds	55	337	347
Non-cash item:
Fair value of debt assumed on acquisition	$(635)	$—	$(1,891)

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES

1.	Significant Accounting Policies
Nature of Operations: McKesson Corporation (“McKesson,” the “Company,” the “Registrant” or “we” and other similar pronouns) delivers pharmaceuticals, medical supplies and healthcare information technology that make healthcare safer while reducing costs. We conduct our business through two operating segments, McKesson Distribution Solutions and McKesson Technology Solutions, as further described in Financial Note 25, “Segments of Business.”
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
Cash equivalents, which are available-for-sale, are carried at fair value. Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, Canadian government securities, overnight repurchase agreements collateralized by U.S. Treasury bonds, Canadian government securities and/or securities that are guaranteed or sponsored by the U.S. government and an AAA rated prime money market fund denominated in British pound sterling.
The remaining cash and cash equivalents are deposited with several financial institutions. Deposits at U.S. banks exceed the amount insured by the Federal Deposit Insurance Corporation. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within prepaid expenses and other in the consolidated balance sheets. At March 31, 2013 and 2012 restricted cash was not material.
Marketable Securities Available for Sale: We carry our marketable securities, which are available for sale, at fair value and they are included in prepaid expenses and other in the consolidated balance sheets. The net unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders' equity. At March 31, 2013 and 2012 marketable securities were not material.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Concentrations of Credit Risk and Receivables: Our trade receivables are subject to a concentration of credit risk with customers primarily in our Distribution Solutions segment. During 2013, sales to our ten largest customers accounted for approximately 51% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation ("CVS"), accounted for approximately 17% of our total consolidated revenues. At March 31, 2013, trade accounts receivable from our ten largest customers were approximately 44% of total trade accounts receivable. Accounts receivable from CVS and Wal-Mart Stores, Inc. ("Walmart") were approximately 16% and 10% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. The accounts receivables balances are with individual members of the GPOs. A default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to a concentration of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
Financing Receivables: We assess and monitor credit risk associated with financing receivables, namely lease and notes receivables, through regular review of our collection experience in determining our allowance for loan losses. On an ongoing basis, we also evaluate credit quality of our financing receivables utilizing aging of receivables and write-offs, as well as considering existing economic conditions, to determine if an allowance is necessary.  As of March 31, 2013 and 2012, financing receivables and the related allowance were not material to our consolidated financial statements.
Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the last-in, first-out (“LIFO”) method. Technology Solutions segment inventories consist of computer hardware with cost generally determined by the standard cost method, which approximates average cost. Rebates, cash discounts, and other incentives received from vendors are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.
The LIFO method was used to value approximately 80% and 88% of our inventories at March 31, 2013 and 2012. At March 31, 2013 and 2012, our LIFO reserves, net of LCM adjustments, were $120 million and $107 million. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. In 2013, 2012 and 2011, we recognized net LIFO expense of $13 million, $11 million and $3 million within our consolidated statements of operations, which related to our non-pharmaceutical products. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. Primarily due to historical net deflation in our pharmaceutical inventories, pharmaceutical inventories at LIFO were $60 million and $76 million higher than market as of March 31, 2013 and 2012. As a result, we recorded a LCM credit of $16 million and $80 million in 2013 and 2012 within our consolidated statements of operations to adjust our LIFO inventories to market.
Shipping and Handling Costs: We include all costs to warehouse, pick, pack and deliver inventory to our customers in distribution expenses.
Property, Plant and Equipment: We state our property, plant and equipment at cost and depreciate them under the straight-line method at rates designed to distribute the cost of properties over estimated service lives ranging from one to thirty years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Goodwill: Goodwill is tested for impairment on an annual basis in the fourth quarter or more frequently if indicators for potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as a component — one level below our Distribution Solutions and Technology Solutions operating segments, for which discrete financial information is available and segment management regularly reviews the operating results of that unit. Components that have essentially similar operations, products, services, customers and operating margins are aggregated as a single reporting unit.
The first step in goodwill testing requires us to compare the estimated fair value of a reporting unit to its carrying value. This step may be performed utilizing either a qualitative or quantitative assessment. If the carrying value of the reporting unit is lower than its estimated fair value, no further evaluation is necessary. If the carrying value of the reporting unit is higher than its estimated fair value, the second step must be performed to measure the amount of impairment loss. Under the second step, the implied fair value of goodwill is calculated in a hypothetical analysis by subtracting the fair value of all assets and liabilities of the reporting unit, including any unrecognized intangible assets, from the fair value of the reporting unit calculated in the first step of the impairment test. If the carrying value of goodwill for the reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for that excess.
To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. In addition, we compare the aggregate of the reporting units' fair value to the Company's market capitalization as a further corroboration of the fair values. The testing requires a complex series of assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations.
Intangible Assets: Currently all of our intangible assets are subject to amortization and are generally amortized on a straight-line basis over their estimated useful lives, ranging from one to twenty years. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.
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
Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over their estimated useful lives ranging from one to ten years. As of March 31, 2013 and 2012, capitalized software held for internal use was $465 million and $445 million, net of accumulated amortization of $1,011 million and $902 million, and was included in other assets in the consolidated balance sheets.
Insurance Programs: Under our insurance programs, we seek to obtain coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain losses primarily related to workers' compensation and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimate of the aggregate liability for claims incurred as well as for claims incurred but not yet reported. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Revenue Recognition:
Distribution Solutions
Revenues for our Distribution Solutions segment are recognized when product is delivered and title passes to the customer or when services have been rendered and there are no further obligations to the customer.
Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for full credit. Sales returns are accrued based on estimates at the time of sale to the customer. Sales returns from customers were approximately $1.9 billion in 2013, $1.6 billion in 2012 and $1.4 billion in 2011. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
The revenues for our Distribution Solutions segment include large volume sales of pharmaceuticals to a limited number of large customers who warehouse their own product. We order bulk product from the manufacturer, receive and process the product through our central distribution facility and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers' warehouses. Sales to customers' warehouses amounted to $18.6 billion in 2013, $20.5 billion in 2012, and $18.6 billion in 2011. We also record revenues for direct store deliveries from most of these same customers. Direct store deliveries are shipments from the manufacturer to our customers of a limited category of products that require special handling. We assume the primary liability to the manufacturer for these products.
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
Our Distribution Solutions segment also engages in multiple-element arrangements, which may contain a combination of various products and services. For arrangements entered into prior to 2012, revenue from a multiple element arrangement is allocated to the separate elements based on estimates of fair value and recognized in accordance with the revenue recognition criteria applicable to each element. If fair value cannot be established for any undelivered element, all of the arrangement's revenue is deferred until delivery of the last element has occurred and services have been performed or until fair value can objectively be determined for any remaining undelivered elements. Effective April 1, 2011, we adopted amended accounting guidance on a prospective basis for multiple-element arrangements entered into or materially modified on or after April 1, 2011. The amended guidance incorporates the use of a vendor's best estimate of selling price, if neither objective evidence nor third party evidence of selling price exists, to allocate arrangement consideration and eliminates the use of the residual method. Implementation of this new guidance did not have a material impact on reported net revenues as compared to net revenues under previous guidance as the incorporation of the use of a vendor's best estimate of selling price and the elimination of the residual method for the allocation of arrangement consideration did not materially change how we allocate arrangement consideration to our various products and services or the amount and timing of reported revenues.
Technology Solutions
Revenues for our Technology Solutions segment are generated primarily by licensing software and software systems (consisting of software, hardware and maintenance support), and providing claims processing, outsourcing and professional services. Revenue for this segment is recognized as follows:
Software systems are marketed under information systems agreements as well as service agreements. Perpetual software arrangements are recognized at the time of delivery or under the percentage-of-completion method based on the terms and conditions in the contract. Contracts accounted for under the percentage-of-completion method are generally measured based on the ratio of labor hours incurred to date to total estimated labor hours to be incurred. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to earnings in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue.

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
This segment also engages in multiple-element arrangements, which may contain any combination of software, hardware, implementation or consulting services, or maintenance services. For arrangements entered into prior to 2012, when some elements are delivered prior to others in an arrangement and vendor-specific objective evidence of fair value (“VSOE”) exists for the undelivered elements, revenue for the delivered elements is recognized upon delivery of such items. The segment establishes VSOE for hardware and implementation and consulting services based on the price charged when sold separately, and for maintenance services, based on renewal rates offered to customers. Revenue for the software element is recognized under the residual method only when fair value has been established for all of the undelivered elements in an arrangement. If fair value cannot be established for any undelivered element, all of the arrangement's revenue is deferred until the delivery of the last element or until the fair value of the undelivered element is determinable. Effective April 1, 2011, we adopted amended revenue recognition guidance incorporating the use of a vendor's best estimate of selling price, if neither vendor specific objective evidence nor third party evidence of selling price exists, to allocate arrangement consideration and eliminating the use of the residual method for non-software components. Also, effective April 1, 2011, we adopted the revised revenue recognition guidance which removed from the scope of software revenue recognition guidance tangible products containing software components and non-software components that function together to deliver the product's essential functionality. This amended accounting guidance was applied prospectively for all arrangements entered into after April 1, 2011 or materially modified after that date. Implementation of this new guidance did not have a material impact on reported net revenues as compared to net revenues under previous guidance as the incorporation of the use of a vendor's best estimate of selling price and the elimination of the residual method for the allocation of arrangement consideration did not materially change how we allocate arrangement consideration to our various products and services or the amount and timing of reported revenues.
Our Technology Solutions segment also includes revenues from disease management programs provided to various states' Medicaid programs. These service contracts include provisions for achieving certain cost-savings and clinical targets. If the targets are not met for certain of these contracts, a portion, or all, of the revenue must be refunded to the customer. We recognize revenue during the term of the contract by assessing actual performance against contractual targets and then determining the amount the customer would be legally obligated to pay if the contract terminated as of the measurement date. These assessments include estimates of medical claims and other data in accordance with the contract methodology. Because complete data is unavailable until six to nine months after the measurement period, there is generally a significant time delay between recording the accrual and the final settlement of the contract. If data is insufficient to assess performance or we have not met the targets, we defer recognition of the revenue. We generally have been successful in achieving performance targets under these agreements. As of March 31, 2013 and 2012, amounts deferred related to these types of contracts were not material.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2013 and 2012 supplier reserves were $164 million and $115 million. The ultimate outcome of any outstanding claims may be different than our estimate. All of the supplier reserves at March 31, 2013 and 2012 pertain to our Distribution Solutions segment.
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
Foreign Currency Translation: Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. Currency translation adjustments for the year are included in other comprehensive income or loss in the statements of consolidated comprehensive income, and the cumulative effect is included in the stockholders' equity section of the consolidated balance sheets. When we sell all or a portion of an international entity, the related pro rata share of the cumulative currency translation adjustment is removed from stockholders' equity and is included in the gain or loss on sale in the consolidated statements of operations. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2013, 2012 or 2011.
Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are included in other comprehensive income or loss in the statements of consolidated comprehensive income, and the cumulative effect is included in the stockholders' equity section of the consolidated balance sheets. The cumulative changes in fair value are reclassed to the consolidated statements of operations when the hedged item affects earnings. We periodically evaluate hedge effectiveness, and ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings.
Share-Based Compensation: We account for all share-based compensation transactions using a fair-value based measurement method. The share-based compensation expense, for the portion of the awards that is ultimately expected to vest, is recognized on a straight-line basis over the requisite service period. The compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to our employees.
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
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed.  For intangible assets, we typically use the income method.  This method starts with a forecast of all of the expected future net cash flows for each asset.  These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.  Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry.  Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.
Recently Adopted Accounting Pronouncements
Comprehensive Income: In the first quarter of 2013, we adopted amended guidance on a retrospective basis related to the presentation of other comprehensive income. The amended guidance requires that comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to report other comprehensive income and its components in a separate statement of comprehensive income. While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income as determined under previous accounting guidance. The amended guidance did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Balance Sheet Offsetting: In December 2011 and January 2013, disclosure guidance related to the offsetting of assets and liabilities was issued. The guidance requires an entity to disclose information about offsetting assets and liabilities for derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific GAAP criteria or subject to a master netting arrangement or similar agreement. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
Comprehensive Income: In February 2013, disclosure guidance related to the reporting of amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") was issued. The guidance requires disclosure of amounts reclassified out of AOCI by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective for us prospectively commencing in the first quarter of 2014. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Cumulative Translation Adjustments: In March 2013, amended guidance was issued for parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity.  The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.  Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in case of sale of an equity method investment that is a foreign entity.  The amended guidance is applicable to us effective first quarter of fiscal 2015. Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

2.	Business Combinations
Fiscal 2013
On February 22, 2013, we acquired all of the outstanding shares of PSS World Medical, Inc. (“PSS World Medical”) of Jacksonville, Florida for $29.00 per share plus the assumption of PSS World Medical's debt, or approximately $1.9 billion in aggregate, consisting of cash consideration of $1.3 billion, net of cash acquired, and the assumption of long-term debt with a fair value of $0.6 billion. The cash paid at acquisition was funded from cash on hand and the issuance of long-term debt. PSS World Medical markets and distributes medical products and services throughout the United States. The acquisition of PSS World Medical expands our existing Medical-Surgical business.
The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, these amounts are subject to change within the measurement period as our fair value assessments are finalized.

(In millions)	Amounts Recognized as of Acquisition Date (Provisional)
Current assets, net of cash and cash equivalents acquired	$706
Goodwill	1,145
Intangible assets	557
Other long-term assets	183
Current liabilities	(376)
Current portion of long-term debt	(635)
Other long-term liabilities	(281)
Net assets acquired, less cash and cash equivalents	$1,299
Included in the purchase price allocation are acquired identifiable intangibles of $557 million, the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. Acquired intangibles primarily consist of $529 million of customer lists and $15 million of trademarks and trade names. The estimated weighted average lives of the customer lists, trademarks and trade names and total intangible assets are nine years, two years and nine years. The fair values of the debt acquired was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance. Refer to Financial Note 14, "Debt and Financing Activities," for additional information on the assumption and redemption of acquired debt and long-term debt issued to fund a portion of this acquisition. The excess of the purchase price over the net tangible and intangible assets of approximately $1,145 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. Most of the goodwill is not expected to be deductible for tax purposes.
Financial results for PSS World Medical since the acquisition date are included in the results of operations for the fourth quarter and year ended March 31, 2013 within our Medical-Surgical distributions and services business, which is part of our Distribution Solutions segment, and the effects were not material to the consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

On April 6, 2012, we purchased the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California, for $90 million, which was funded from cash on hand.  We previously held a 50% ownership interest and were the primary tenant in this building.  This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 50% ownership interest to fair value and record the difference between the fair value and carrying value as a gain in the consolidated statements of operations.  The re-measurement to fair value resulted in a non-cash pre-tax gain of $81 million ($51 million after-tax), which was recorded as a gain on business combination within Corporate in the consolidated statements of operations during the first quarter of 2013.
The total fair value of the net assets acquired was $180 million, which was allocated as follows: building and improvements of $113 million and land of $58 million with the remainder allocated for settlement of our pre-existing lease and lease intangible assets. The fair value of the building and improvements was determined based on current market replacement costs less depreciation and unamortized tenant improvement costs, as well as, other relevant market information, which are considered to be Level 3 inputs under the fair value measurements and disclosure guidance. The building and improvements have a weighted average useful life of 30 years. The fair value of the land was determined using comparable sales of land within the surrounding market, which is considered to be a Level 2 input.
Fiscal 2012
On March 25, 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group (collectively, “Katz Assets”) for $925 million, which was funded from cash on hand. The acquisition of the assets from the Drug Trading Company Limited consists of a marketing and purchasing arm of independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consists of the franchise business of providing services to independent pharmacies in Canada. Financial results for the acquired Katz Assets have been included in the results of operations within our Canadian pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, beginning in the first quarter of 2013.
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

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Final as Adjusted)
Current assets, net of cash and cash equivalents acquired	$33	$(1)	$32
Goodwill	506	6	512
Intangible assets	441	1	442
Other long-term assets	15	(1)	14
Current liabilities	(37)	1	(36)
Long-term deferred tax liabilities	(39)	—	(39)
Net assets acquired, less cash and cash equivalents	$919	$6	$925

(1)	As previously reported in our Form 10-K for the year ended March 31, 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Included in the purchase price allocation are acquired identifiable intangibles of $442 million, the fair value of which was determined by applying the income approach, using several unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurement and disclosure guidance. Acquired intangibles primarily consist of $318 million of service agreements and $114 million of trademarks and trade names. Service agreements, trademarks and trade names and total acquired intangibles assets each has an estimated weighted average life of 20 years. The excess of the purchase price over the net tangible and intangible assets of approximately $512 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. The amount of goodwill expected to be deductible for tax purposes is $290 million.
Fiscal 2011
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

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional) (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Final as Adjusted)
Current assets, net of cash and cash equivalents acquired	$662	$(13)	$649
Goodwill	808	20	828
Intangible assets	1,007	(14)	993
Other long-term assets	354	(6)	348
Current liabilities	(489)	(1)	(490)
Current portion of long-term debt	(1,735)	—	(1,735)
Other long-term liabilities	(338)	16	(322)
Other stockholders' equity	(25)	(2)	(27)
Net assets acquired, less cash and cash equivalents	$244	$—	$244

(1)	As previously reported in our Form 10-K for the year ended March 31, 2011.
Included in the purchase price allocation are acquired identifiable intangibles of $993 million, the fair value of which was determined by applying the income approach, using several unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurement and disclosure guidance. Acquired intangible assets primarily consist of $721 million of service agreements and $185 million of customer lists. The estimated weighted average lives of the service agreements, customer lists and total acquired intangible assets are 18 years, 10 years and 16 years. The fair value of the debt acquired was determined primarily by using Level 2 inputs. Refer to Financial Note 14, “Debt and Financing Activities,” for additional information on the assumption and redemption of acquired debt. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. This goodwill is not expected to be deductible for tax purposes.

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
We incurred the following acquisition expenses and related adjustments:

	Years Ended March 31,
(In millions)	2013	2012	2011
Operating Expenses
Transaction closing expenses	$16	$3	$22
Restructuring, severance and relocation	31	6	9
Other integration related expenses	25	22	12
Gain on business combination	(81)	—	—
Total	(9)	31	43
Other Income: reimbursement of post-acquisition interest expense from former US Oncology shareholders	—	—	(16)
Interest Expense: bridge loan fees	11	—	25
Total Acquisition Expenses and Related Adjustments	$2	$31	$52
The acquisition expenses and related adjustments by segment is as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Operating Expenses
Distribution Solutions	$47	$24	$41
Technology Solutions	8	6	—
Corporate	(64)	1	2
Total	(9)	31	43
Corporate - Other Income	—	—	(16)
Corporate - Interest Expense	11	—	25
Total Acquisition Expenses and Related Adjustments	$2	$31	$52
Acquisition expenses and related adjustments incurred in 2013 were primarily related to our acquisition of PSS World Medical and our gain on business combination from our acquisition of the remaining 50% ownership interest in our corporate headquarters building. Expenses for 2012 and 2011 were primarily incurred to acquire and integrate US Oncology. Additional acquisition-related expenses are expected to be incurred as we integrate our businesses.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

3.	Asset Impairments and Product Alignment Charges
In 2013, 2012 and 2011, we recorded asset impairments and product alignment charges of $46 million, $51 million and $72 million in our Technology Solutions segment:
Fiscal 2013
During the fourth quarter of 2013, we recorded $46 million of non-cash pre-tax impairment charges. These charges were the result of a significant decrease in estimated revenues for a software product. The charge included a $36 million goodwill impairment to reduce the carrying value of goodwill within the applicable reporting unit to its implied fair value. In addition, the goodwill had a nominal tax basis. This impairment charge was recorded in operating expenses within our consolidated statement of operations. Refer to Financial Note 19, "Fair Value Measurements," for more information on this nonrecurring fair value measurement. The balance of the charge represents a $10 million impairment to reduce the carrying value of the unamortized capitalized software held for sale costs for this product to its net realizable value. We concluded that the estimated future undiscounted revenues, net of estimated related costs, were insufficient to recover its carrying value. This impairment charge was recorded in cost of sales within our consolidated statement of operations.
Fiscal 2012
During the third quarter of 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within our Technology Solutions segment. As part of this alignment strategy, we began converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon's Microsoft®-based platform. Additionally, we stopped development of our Horizon Enterprise Revenue Management™ (“HzERM”) software product. The plan resulted in a pre-tax charge of $51 million in 2012, of which $31 million was recorded to cost of sales and $20 million was recorded to operating expenses within our consolidated statement of operations. The majority of these charges were incurred in the third quarter of 2012. The pre-tax charge included $24 million of non-cash asset impairment charges, primarily for the write-off of prepaid licenses and commissions and capitalized internal use software that were determined to be obsolete as they would not be utilized going forward, $10 million for severance, $7 million for customer allowances and $10 million for other charges.
Fiscal 2011
At the end of the second quarter of 2010, our HzERM software product became generally available. In October 2010, we decreased our estimated revenues over the next 24 months for our HzERM software product and as a result, concluded that the estimated future revenues, net of estimated related costs, were insufficient to recover its carrying value. Accordingly, we recorded a $72 million non-cash impairment charge in the second quarter of 2011 to reduce the carrying value of the software product to its net realizable value. The charge was recorded in cost of sales within our consolidated statement of operations.

4.	Impairment of an Equity Investment
Based on a recent evaluation, we committed to a plan to sell our 49% equity interest in Nadro, S.A. de C.V. ("Nadro") and in the fourth quarter of 2013 recorded a pre-tax impairment charge of $191 million reducing the investment's carrying value to its estimated fair value. The charge reflects deterioration in Nadro's market position, projected lower revenue growth rates and operating margins and continued business challenges in the wholesale pharmaceutical distribution business in Mexico. Cumulative foreign currency translation losses of $69 million were included in the assessment of the investment's carrying value for purposes of calculating the impairment charge. Cumulative foreign currency translation losses (net of tax), are included in Accumulated Other Comprehensive Income on our consolidated balance sheet. The impairment charge was recorded in impairment of an equity investment in the consolidated statements of operations within our Distribution Solutions segment. The ultimate selling price of our investment in Nadro may be different than our current assessment of fair value. The fair value of the investment will be reviewed quarterly for any additional impairment.
Refer to Financial Note 19, "Fair Value Measurements," for more information on this fair value measurement.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

5.	Share-Based Compensation
We provide share-based compensation to our employees, officers and non-employee directors, including stock options, an employee stock purchase plan, restricted stock units (“RSUs”) and performance-based restricted stock units (“PeRSUs”) (collectively, “share-based awards”). Most of our share-based awards are granted in the first quarter of each fiscal year.
Compensation expense for the share-based awards is recognized for the portion of awards ultimately expected to vest. We estimate the number of share-based awards, which will ultimately vest primarily based on historical experience. The estimated forfeiture rate established upon grant is re-assessed throughout the requisite service period and is adjusted when actual forfeitures occur. The actual forfeitures in future reporting periods could be higher or lower than current estimates.
The compensation expense recognized has been classified in the consolidated statements of operations or capitalized in the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in 2013, 2012 and 2011.
Impact on Net Income
The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
RSUs (1)	$109	$97	$79
PeRSUs (2)	23	24	27
Stock options	24	23	22
Employee stock purchase plan	11	10	9
Share-based compensation expense	167	154	137
Tax benefit for share-based compensation expense (3)	(59)	(55)	(48)
Share-based compensation expense, net of tax	$108	$99	$89

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years' performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year's performance period.

(3)	Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.
Stock Plans
The 2005 Stock Plan provides our employees, officers and non-employee directors share-based long-term incentives. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, restricted stock, RSUs, PeRSUs and other share-based awards. As of March 31, 2013, 5.8 million shares remain available for future grant under the 2005 Stock Plan.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Stock Options
Stock options are granted at no less than fair market value, and those options granted under the 2005 Stock Plan generally have a contractual term of seven years and follow a four-year vesting schedule.
Compensation expense for stock options is recognized on a straight-line basis over the requisite service period and is based on the grant-date fair value for the portion of the awards that is ultimately expected to vest. We use the Black-Scholes options-pricing model to estimate the fair value of our stock options. Once the fair value of an employee stock option is determined, current accounting practices do not permit it to be changed, even if the estimates used are different from actual. The options-pricing model requires the use of various estimates and assumptions as follows:

•
Expected stock price volatility is based on a combination of historical volatility of our common stock and implied market volatility. We believe that this market-based input provides a reasonable estimate of our future stock price movements and is consistent with employee stock option valuation considerations.

•	Expected dividend yield is based on historical experience and investors' current expectations.

•	The risk-free interest rate for periods within the expected life of the option is based on the constant maturity U.S. Treasury rate in effect at the time of grant.

•
Expected life of the options is based primarily on historical employee stock option exercises and other behavior data and reflects the impact of changes in contractual life of current option grants compared to our historical grants.

Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2013	2012	2011
Expected stock price volatility	27%	27%	29%
Expected dividend yield	0.9%	1.0%	1.1%
Risk-free interest rate	0.8%	2.1%	2.6%
Expected life (in years)	5	5	5
The following is a summary of stock options outstanding at March 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$29.01	–	$47.28	2	3	$39.95	1	$39.67
47.29	–	65.59	1	2	58.64	1	58.64
65.60	–	83.90	3	5	75.13	1	72.79
83.91	–	102.21	1	6	87.67	—	84.41
			7			3

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes stock option activity during 2013, 2012 and 2011:

(In millions, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2010	16	$41.26	3	$394
Granted	1	67.95
Exercised	(8)	37.63
Outstanding, March 31, 2011	9	$49.01	4	$269
Granted	1	83.30
Exercised	(2)	42.20
Outstanding, March 31, 2012	8	$56.88	4	$226
Granted	1	87.66
Exercised	(2)	47.63
Outstanding, March 31, 2013	7	$65.79	4	$260

Vested and expected to vest (1)	6	$65.37	4	$259
Vested and exercisable, March 31, 2013	3	56.19	3	154

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The intrinsic value is calculated as the difference between the period-end market price of the Company's common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2013	2012	2011
Weighted-average grant date fair value per stock option	$19.63	$20.32	$18.37
Aggregate intrinsic value on exercise	$107	$108	$276
Cash received upon exercise	$106	$113	$319
Tax benefits realized related to exercise	$41	$40	$106
Total fair value of stock options vested	$24	$23	$21
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$37	$40	$41
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1	1	1
RSUs and PeRSUs
RSUs, which entitle the holder to receive at the end of a vesting term a specified number of shares of the Company's common stock, are accounted for at fair value at the date of grant. Total compensation expense for RSUs under our stock plans is determined by the product of the number of shares that are expected to vest and the grant date market price of the Company's common stock. The Compensation Committee determines the vesting terms at the time of grant. These awards generally vest in three to four years. We recognize expense for RSUs on a straight-line basis over the requisite service period.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may choose to receive payment immediately or defer receipt of the underlying shares if they meet director stock ownership guidelines. At March 31, 2013, 140,000 RSUs for our directors are vested, but shares have not been issued.
PeRSUs are RSUs for which the number of RSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. PeRSUs are accounted for as variable awards until the performance goals are reached and the grant date is established. Total compensation expense for PeRSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company's common stock, commencing at the inception of the requisite service period. During the performance period, the compensation expense for PeRSUs is re-computed using the market price and the performance modifier at the end of a reporting period. At the end of the performance period, if the goals are attained, the awards are granted and classified as RSUs and accounted for on that basis. We recognize compensation expense of these awards on a straight-line basis over the requisite aggregate service period of generally four years.
The following table summarizes RSU activity during 2013, 2012 and 2011:

(In millions, except per share data)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, March 31, 2010	4	$49.21
Granted	3	67.84
Vested	(1)	61.05
Nonvested, March 31, 2011	6	$57.79
Granted	2	82.71
Vested	(1)	57.95
Nonvested, March 31, 2012	7	$65.14
Granted	1	87.86
Vested	(2)	41.80
Nonvested, March 31, 2013	6	$76.20
The following table provides data related to RSU activity:

	Years Ended March 31,
(In millions)	2013	2012	2011
Total fair value of shares vested	$66	$44	$43
Total compensation cost, net of estimated forfeitures, related to nonvested RSU awards not yet recognized, pre-tax	$128	$143	$131
Weighted-average period in years over which RSU cost is expected to be recognized	2	3	2
In May 2012, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2014 (the “2013 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of RSUs. As of March 31, 2013, the total pre-tax compensation expense, net of estimated forfeitures, related to nonvested 2013 PeRSUs not yet recognized was approximately $82 million, (based on the period-end market price of the Company's common stock) and the weighted-average period over which the cost is expected to be recognized is three years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Employee Stock Purchase Plan (“ESPP”)
The Company has an ESPP under which 16 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant. In 2013, 2012 and 2011, 1 million shares were issued under the ESPP and 1 million shares remain available for issuance at March 31, 2013.

6.	Other Income (Expense), Net

	Years Ended March 31,
(In millions)	2013	2012	2011
Interest income	$22	$19	$18
Equity in earnings (loss), net (1)	3	9	(6)
Reimbursement of post-acquisition interest expense	—	—	16
Impairment of an investment	—	(6)	—
Other, net	10	(1)	8
Total	$35	$21	$36

(1)	Primarily recorded within our Distribution Solutions segment.
In 2011, other income (expense), net included a credit of $16 million representing the reimbursement of post-acquisition interest expense by the former shareholders of US Oncology, which is recorded in Corporate.
We evaluate our investments for impairment when events or changes in circumstances indicate that the carrying values of such investments may have experienced an other-than-temporary decline in value.

7.	Income Taxes

	Years Ended March 31,
(In millions)	2013	2012	2011
Income from continuing operations before income taxes
U.S.	$1,578	$1,316	$1,161
Foreign	341	603	474
Total income from continuing operations before income taxes	$1,919	$1,919	$1,635

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The provision for income taxes related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2013	2012	2011
Current
Federal	$(85)	$271	$283
State and local	14	52	40
Foreign	46	28	54
Total current	(25)	351	377

Deferred
Federal	542	129	121
State and local	80	29	1
Foreign	(16)	7	6
Total deferred	606	165	128
Income tax provision	$581	$516	$505
In 2013, 2012 and 2011, income tax expense included $29 million, $66 million and $34 million of net income tax benefits for discrete items, which primarily relate to the recognition of previously unrecognized tax benefits and accrued interest. Included in the 2012 discrete tax benefit is a $31 million credit to income tax expense as a result of the reversal of an income tax reserve relating to our AWP litigation. The 2013 federal, state and local current provisions decreased substantially from prior years due to utilizing alternative minimum tax credit carryforwards.
We have received tax assessments of $98 million from the U.S. Internal Revenue Service (“IRS”) relating to 2003 through 2006. We disagree with a substantial portion of the tax assessments primarily relating to transfer pricing. We are pursuing administrative relief through the appeals process. We have also received assessments from the Canada Revenue Agency (“CRA”) for a total of $199 million related to transfer pricing for 2003 through 2008. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2007 and are in the process of filing a notice of objection for 2008. The trial between McKesson Canada Corporation and the CRA, argued in the Tax Court of Canada, concluded in early February 2012, and we are waiting for the decision. We continue to believe in the merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in a significant increase or decrease to income tax expense.
In November 2011, the IRS began its examination of 2007 through 2009. We anticipate the audit fieldwork will last more than two years. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.
Significant judgments and estimates are required in determining the consolidated income tax provision and evaluating income tax uncertainties. Although our major taxing jurisdictions are the U.S. and Canada, we are subject to income taxes in numerous foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities and uncertain tax liabilities reflect management's best assessment of estimated current and future taxes to be paid. We believe that we have made adequate provision for all income tax uncertainties.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The reconciliation between our effective tax rate on income from continuing operations and statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Income tax provision at federal statutory rate	$672	$672	$572
State and local income taxes net of federal tax benefit	58	57	33
Foreign income taxed at various rates	(139)	(176)	(105)
Unrecognized tax benefits and settlements	1	(18)	14
Tax credits	(13)	(13)	(16)
Other, net	2	(6)	7
Income tax provision	$581	$516	$505
At March 31, 2013 undistributed earnings of our foreign operations totaling $3.8 billion were considered to be permanently reinvested. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.
Deferred tax balances consisted of the following:

	March 31,
(In millions)	2013	2012
Assets
Receivable allowances	$84	$44
Deferred revenue	106	114
Compensation and benefit related accruals	553	447
AWP litigation accrual	17	175
Loss and credit carryforwards	341	400
Other	264	256
Subtotal	1,365	1,436
Less: valuation allowance	(118)	(101)
Total assets	1,247	1,335
Liabilities
Inventory valuation and other assets	(2,089)	(1,635)
Fixed assets and systems development costs	(267)	(263)
Intangibles	(734)	(544)
Other	(24)	(53)
Total liabilities	(3,114)	(2,495)
Net deferred tax liability	$(1,867)	$(1,160)

Current net deferred tax asset	$16	$—
Current net deferred tax liability	(1,626)	(1,092)
Long-term deferred tax asset	21	20
Long-term deferred tax liability	(278)	(88)
Net deferred tax liability	$(1,867)	$(1,160)

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

We have federal, state and foreign income tax net operating loss carryforwards of $106 million, $2,697 million and $309 million. The federal and state net operating losses will expire at various dates from 2014 through 2033. Substantially all of our foreign net operating losses have indefinite lives. We believe that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards may not be realized. In recognition of this risk, we have provided valuation allowances of $7 million and $84 million on the deferred tax assets relating to these state and foreign net operating loss carryforwards. We also have federal and state capital loss carryforwards of $1 million and $30 million, which will expire at various dates from 2014 through 2018. We have provided valuation allowances of $1 million on the deferred tax assets relating to the state capital loss carryforwards. Recognition of a deferred tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $10 million as of March 31, 2013 and will be accounted for as a credit to shareholders' equity, if and when realized through a reduction in income taxes payable.
We also have federal and state income tax credit carryforwards of $91 million, which are primarily federal alternative minimum tax credit carryforwards that have an indefinite life. However, we believe that it is more likely than not that the benefit from certain state tax credits of $12 million may not be fully realized. In recognition of this risk, we have provided a valuation allowance of $2 million. In addition, we have Canadian research and development credit carryforwards of $11 million, and we believe it is more likely than not that these credits will be realized. The Canadian research and development credits will expire at various dates from 2029 to 2032.
The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2013	2012	2011
Unrecognized tax benefits at beginning of period	$595	$635	$619
Additions based on tax positions related to prior years	46	11	32
Reductions based on tax positions related to prior years	(108)	(72)	(60)
Additions based on tax positions related to current year	31	37	50
Reductions based on settlements	(2)	(1)	(6)
Reductions based on the lapse of the applicable statutes of limitations	(2)	(15)	—
Unrecognized tax benefits at end of period	$560	$595	$635
Of the total $560 million in unrecognized tax benefits at March 31, 2013, $402 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $173 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on tax deficiencies as income tax expense. We recognized a reduction in income tax expense of $8 million, before any tax effect, related to interest and penalties in our consolidated statements of operations during 2013. The income tax benefit for interest recognized during 2013 was primarily due to the reversal of accrued interest resulting from the reduction of our gross unrecognized tax benefits. At March 31, 2013, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $131 million.

8.	Discontinued Operation
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

9.	Earnings Per Common Share
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
The computations for basic and diluted earnings per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2013	2012	2011
Income from continuing operations	$1,338	$1,403	$1,130
Discontinued operation - gain on sale, net of tax	—	—	72
Net income	$1,338	$1,403	$1,202

Weighted average common shares outstanding:
Basic	235	246	258
Effect of dilutive securities:
Options to purchase common stock	1	2	3
Restricted stock units	3	3	2
Diluted	239	251	263

Earnings per common share: (1)
Diluted
Continuing operations	$5.59	$5.59	$4.29
Discontinued operation - gain on sale	—	—	0.28
Total	$5.59	$5.59	$4.57
Basic
Continuing operations	$5.71	$5.70	$4.37
Discontinued operation - gain on sale	—	—	0.28
Total	$5.71	$5.70	$4.65

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities primarily include outstanding stock options, RSUs and PeRSUs. Approximately 2 million, 4 million and 6 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share in 2013, 2012 and 2011, as they were anti-dilutive.

10.	Receivables, Net

	March 31,
(In millions)	2013	2012
Customer accounts	$8,683	$8,562
Other	1,423	1,537
Total	10,106	10,099
Allowances	(131)	(122)
Net	$9,975	$9,977
Other receivables primarily include amounts due from suppliers and customer unbilled receivables. The allowances are primarily for estimated uncollectible accounts.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

11.	Property, Plant and Equipment, Net

	March 31,
(In millions)	2013	2012
Land	$129	$68
Building, machinery, equipment and other	2,400	2,107
Total property, plant and equipment	2,529	2,175
Accumulated depreciation	(1,208)	(1,132)
Property, plant and equipment, net	$1,321	$1,043

12.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2011	$2,662	$1,702	$4,364
Goodwill acquired	511	151	662
Acquisition accounting and other adjustments	20	—	20
Foreign currency translation adjustments	(3)	(11)	(14)
Balance, March 31, 2012	$3,190	$1,842	$5,032
Goodwill acquired	1,228	193	1,421
Impairment	—	(36)	(36)
Acquisition accounting and other adjustments	6	(1)	5
Foreign currency translation adjustments	(11)	(6)	(17)
Balance, March 31, 2013	$4,413	$1,992	$6,405
As of March 31, 2013, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	March 31, 2013				March 31, 2012
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	8	$1,761	$(672)	$1,089	$1,081	$(554)	$527
Service agreements	17	1,018	(114)	904	1,022	(52)	970
Trademarks and trade names	16	208	(46)	162	192	(38)	154
Technology	4	271	(207)	64	244	(190)	54
Other	6	89	(38)	51	76	(31)	45
Total		$3,347	$(1,077)	$2,270	$2,615	$(865)	$1,750
Amortization expense of intangible assets was $215 million, $191 million and $132 million for 2013, 2012 and 2011. Estimated annual amortization expense of intangible assets is as follows: $284 million, $262 million, $228 million, $202 million and $184 million for 2014 through 2018, and $1,110 million thereafter. All intangible assets were subject to amortization as of March 31, 2013 and 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

13.	Capitalized Software Held for Sale

Changes in carrying amounts of capitalized software held for sale, which is included in other assets in the consolidated balance sheets, were as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Capitalized software held for sale, net at beginning of period	$144	$152	$234
Amounts capitalized	49	47	64
Amortization expense	(56)	(53)	(75)
Impairment charges	(10)	—	(72)
Foreign currency translations adjustments, net	(1)	(2)	1
Capitalized software held for sale, net at end of period	$126	$144	$152
Additionally, third party royalty fees paid were $88 million, $95 million and $72 million during 2013, 2012 and 2011.

14.	Debt and Financing Activities

	March 31,
(In millions)	2013	2012
5.25% Notes due March 1, 2013	$—	$500
6.50% Notes due February 15, 2014	350	350
0.95% Notes due December 4, 2015	499	—
3.25% Notes due March 1, 2016	599	598
5.70% Notes due March 1, 2017	500	499
1.40% Notes due March 15, 2018	499	—
7.50% Notes due February 15, 2019	349	349
4.75% Notes due March 1, 2021	598	598
2.70% Notes due December 15, 2022	400	—
2.85% Notes due March 15, 2023	400	—
7.65% Debentures due March 1, 2027	175	175
6.00% Notes due March 1, 2041	493	493
Other	11	18
Total debt	4,873	3,580
Less current portion	(352)	(508)
Total long-term debt	$4,521	$3,072
Senior Bridge Term Loan Facility
In connection with our acquisition of PSS World Medical, in December 2012 we entered into a $2.1 billion unsecured Senior Bridge Term Loan Agreement (“2013 Bridge Loan”). In February 2013, we reduced the 2013 Bridge Loan commitment to $900 million. On February 22, 2013, we borrowed $900 million under the 2013 Bridge Loan. The proceeds from the 2013 Bridge Loan and our existing cash on hand were used to redeem the assumed debt from PSS World Medical and pay the equity shareholders of PSS World Medical. On March 8, 2013, we repaid the 2013 Bridge Loan with the funds obtained from the issuance of long-term debt and the 2013 Bridge Term Loan Agreement was terminated. During the time it was outstanding, the 2013 Bridge Loan balance bore interest of 1.20% per annum, based on the London Interbank Offered Rate plus a margin based on the Company's credit rating. Corporate interest expense for 2013 includes $11 million related to fees incurred on the 2013 Bridge Loan.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In connection with our execution of an agreement to acquire US Oncology, in November 2010 we entered into a $2.0 billion unsecured Senior Bridge Term Loan Agreement (“2011 Bridge Loan”). In December 2010, we reduced the 2011 Bridge Loan commitment to $1.0 billion. On January 31, 2011, we borrowed $1.0 billion under the 2011 Bridge Loan. On February 28, 2011, we repaid the 2011 Bridge Loan with the funds obtained from the issuance of long-term debt and the 2011 Bridge Term Loan Agreement was terminated. During the time it was outstanding, the 2011 Bridge Loan bore interest of 1.76% per annum, based on the London Interbank Offered Rate plus a margin based on the Company's credit rating. Corporate interest expense for 2011 includes $25 million related to fees incurred on the 2011 Bridge Loan.
PSS World Medical Debt Acquired
Upon our purchase of PSS World Medical in February 2013, we assumed the outstanding debt of PSS World Medical. Prior to our acquisition, PSS World Medical called for redemption of all of its outstanding 6.375% Senior Notes due 2022. Due to the change in control provisions of the 3.125% Senior Convertible Notes due 2014, the notes were convertible to cash at the option of the note holders. All the note holders opted to receive cash. In the fourth quarter of 2013, we redeemed both of these notes, including accrued interest for $643 million using cash on hand and borrowings under our 2013 Bridge Loan.
US Oncology Debt Acquired
Upon our purchase of US Oncology in December 2010, we assumed the outstanding debt of US Oncology Holdings, Inc. and its wholly-owned subsidiary US Oncology, Inc. Immediately prior to our acquisition, US Oncology Holdings, Inc. called for redemption of all of its outstanding Senior Unsecured Floating Rate Toggle Notes due 2012 and US Oncology, Inc. called for redemption of all of its outstanding 9.125% Senior Secured Notes due 2017 and 10.75% Senior Subordinated Notes due 2014. In the fourth quarter of 2011, we paid interest of $50 million and redeemed these notes, including the remaining accrued interest for $1,738 million using cash on hand and borrowings under our 2011 Bridge Loan.
Long-Term Debt
On March 8, 2013, we issued 1.40% notes due March 15, 2018 in an aggregate principal amount of $500 million and 2.85% notes due March 15, 2023 in an aggregate principal amount of $400 million. Interest on these notes is payable on March 15 and September 15 of each year beginning on September 15, 2013. We utilized net proceeds, after discounts and offering expenses, of $891 million from the issuance of these notes (each note constitutes a “Series”) to repay borrowings under the 2013 Bridge Loan.
On December 4, 2012, we issued 0.95% notes due December 4, 2015 in an aggregate principal amount of $500 million (“Notes due 2015”) and 2.70% notes due December 15, 2022 in an aggregate principal amount of $400 million (“Notes due 2022”). Interest on the Notes due 2015 is payable on June 4 and December 4 of each year beginning on June 4, 2013 and on the Notes due 2022 is payable on June 15 and December 15 of each year beginning on June 15, 2013. We utilized net proceeds, after discounts and offering expenses, of $892 million from the issuance of these notes (each note constitutes a “Series”) for general corporate purposes and replenishing working capital that was used to repay long-term debt that matured in February 2012 and in March 2013.
On February 28, 2011, we issued 3.25% notes due March 1, 2016 in an aggregate principal amount of $600 million, 4.75% notes due March 1, 2021 in an aggregate principal amount of $600 million and 6.00% notes due March 1, 2041 in an aggregate principal amount of $500 million. Interest on these notes is paid on March 1 and September 1 of each year. We utilized net proceeds, after discounts and offering expenses, of $1,673 million from the issuance of these notes (each note constitutes a "Series") for general corporate purposes, including the repayment of borrowings under the 2011 Bridge Loan.
Each Series constitutes an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company's existing and future unsecured and unsubordinated indebtedness outstanding from time-to-time. Each Series is governed by materially similar indentures and officers' certificate specifying certain terms of each Series.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Upon 30 days notice to holders of a Series, we may redeem that Series at any time prior to maturity, in whole or in part, for cash at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture and officers' certificate relating to that Series. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Ratings, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, an offer will be made to purchase that Series from the holders at a price in cash equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers' certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not incur liens, enter into sale and leaseback transactions or consolidate, merge or sell all or substantially all of our assets. The indentures also contain customary events of default provisions.
We repaid our $500 million 5.25% Notes on March 1, 2013 and our $400 million 7.75% Notes on February 1, 2012, both of which had matured.
Scheduled future payments of long-term debt are $352 million in 2014, $2 million in 2015, $1,099 million in 2016, $501 million in 2017, $500 million in 2018 and $2,419 million thereafter.
Accounts Receivable Sales Facility
In May 2012, we renewed our existing accounts receivable sales facility (the “Facility”) for a one year period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The renewed Facility will expire in May 2013. We anticipate extending or renewing the Facility before expiration.
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
Transactions under the Facility are accounted for as secured borrowings rather than asset sales primarily because the Company's retained interest in the pool of accounts receivable is subordinated to the Purchaser Groups to the extent there is any outstanding balance in the Facility. Consequently, the related accounts receivable continue to be recognized on our consolidated balance sheets and proceeds from the Purchaser Groups are shown as secured borrowings.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the SPE and the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At March 31, 2013, we were in compliance with all covenants.
We continue servicing accounts receivable subject to the Facility. However, no servicing asset or liability is recorded at the time the Facility is utilized as there is no service fee or other income received and the costs of servicing the receivables subject to the Facility are not material. Servicing costs are recognized as incurred over the servicing period.
There were no borrowings in 2011 under the Facility. During 2012, we borrowed $400 million under the Facility. At March 31, 2012, there were $400 million in secured borrowings and $400 million of related securitized accounts receivable outstanding under the Facility, which were included in short-term borrowings and receivables in the consolidated balance sheets. During the first quarter of 2013, these short-term borrowings were repaid using cash on hand. In addition, during 2013, we borrowed a total of $1,325 million under the Facility, all of which were repaid during the year using cash on hand. At March 31, 2013, there were no secured borrowings and related securitized accounts receivable outstanding under the Facility. Fees and charges on the facility were $6 million, $6 million and $9 million in 2013, 2012 and 2011 and were recorded as interest expense. Should we default under the Facility, the Purchaser Groups are entitled to receive only collections on the accounts receivable owned by the SPE and in the amount necessary to recover the interest, fees and principal amounts due the Purchaser Groups under the terms of the Facility.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The delinquency ratio for the qualifying receivables represented less than 1% of the total qualifying receivables as of March 31, 2013 and 2012.
Revolving Credit Facility
In September 2011, we renewed our existing syndicated $1.3 billion five-year senior unsecured revolving credit facility. This renewed credit facility has terms and conditions substantially similar to those previously in place and matures in September 2016. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this credit facility during 2013, 2012 and 2011. As of March 31, 2013 and 2012, there were no borrowings outstanding under this credit facility.
Commercial Paper
There were no commercial paper issuances during 2013, 2012 and 2011 and no amounts outstanding at March 31, 2013 and 2012.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating this ratio, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2013, we were in compliance with our financial covenants.

15.	Variable Interest Entities
We are involved with VIEs, which we do not consolidate because we do not have the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiary of the entities. Our relationships include equity investments, lending, leasing, contractual or other relationships with the VIEs. Our most significant relationships are with oncology and other specialty practices. Under these practice arrangements, we generally own or lease all of the real estate and the equipment used by the affiliated practices and manage the practices' administrative functions. Our maximum exposure to loss (regardless of probability) as a result of all VIEs was $1.1 billion and $1.1 billion at March 31, 2013 and 2012, which primarily represents the value of intangible assets related to service agreements and lease and loan receivables. These amounts exclude the customer loan guarantees discussed in Financial Note 21, “Financial Guarantees and Warranties.” We believe that there is no material loss exposure on these assets or from these relationships.

16.	Pension Benefits
We maintain a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Defined Benefit Pension Plans
Eligible U.S. employees who were employed by the Company as of December 31, 1995 are covered under the Company-sponsored defined benefit retirement plan. In 1997, the plan was amended to freeze all plan benefits as of December 31, 1996. Benefits for the defined benefit retirement plan are based primarily on age of employees at date of retirement, years of creditable service and the average of the highest 60 months of pay during the 15 years prior to the plan freeze date. We also have defined benefit pension plans for eligible Canadian and United Kingdom employees, as well as an unfunded nonqualified supplemental defined benefit plan for certain U.S. executives. Defined benefit plan assets and obligations are measured as of the Company's fiscal year-end.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The net periodic expense for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Service cost - benefits earned during the year	$7	$7	$6
Interest cost on projected benefit obligation	28	31	31
Expected return on assets	(28)	(31)	(29)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	32	27	28
Net periodic pension expense	$39	$34	$36
The projected unit credit method is utilized in measuring net periodic pension expense over the employees' service life for the U.S. pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.
Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	Years Ended March 31,
(In millions)	2013	2012
Change in benefit obligations
Benefit obligation at beginning of period	$670	$625
Service cost	7	7
Interest cost	28	31
Actuarial loss	73	42
Benefit payments	(35)	(34)
Foreign exchange impact and other	(7)	(1)
Benefit obligation at end of period (1)	$736	$670

Change in plan assets
Fair value of plan assets at beginning of period	$410	$416
Actual return on plan assets	31	12
Employer and participant contributions	25	17
Benefits paid	(35)	(34)
Foreign exchange impact and other	(6)	(1)
Fair value of plan assets at end of period	$425	$410

Funded status at end of period	$(311)	$(260)

Amounts recognized on the balance sheet
Current liabilities	$(3)	$(13)
Long-term liabilities	(308)	(247)
Total	$(311)	$(260)

(1)	The benefit obligation is the projected benefit obligation.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The accumulated benefit obligations for our pension plans were $733 million at March 31, 2013 and $667 million at March 31, 2012. The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans with an accumulated benefit obligation in excess of plan assets.

	March 31,
(In millions)	2013	2012
Projected benefit obligation	$736	$670
Accumulated benefit obligation	733	667
Fair value of plan assets	425	410
Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:

	March 31,
(In millions)	2013	2012
Net actuarial loss	$310	$274
Prior service cost	—	1
Net transition obligation	—	1
Total	$310	$276
Other changes in accumulated other comprehensive income (pre-tax) during the reporting periods were as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Net actuarial loss	$70	$61	$10
Amortization of:
Net actuarial loss	(31)	(25)	(26)
Prior service cost	(1)	(2)	(2)
Foreign exchange impact and other	(4)	—	—
Total recognized in other comprehensive loss (income)	$34	$34	$(18)
We expect to amortize $1 million of prior service cost and $37 million of actuarial loss for the pension plans from stockholders' equity to pension expense in 2014. Comparable 2013 amounts were $1 million and $31 million.
Projected benefit obligations relating to our unfunded U.S. plans were $205 million and $167 million at March 31, 2013 and 2012. Pension obligations for our unfunded plans are funded based on the recommendations of independent actuaries.
Expected benefit payments, including assumed executive lump sum payments, for our pension plans are as follows: $33 million, $44 million, $159 million, $33 million and $44 million for 2014 to 2018 and $213 million for 2019 through 2023. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $15 million for 2014.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	Years Ended March 31,
	2013	2012	2011
Net periodic pension expense
Discount rates	4.22%	4.98%	5.30%
Rate of increase in compensation	3.58	3.74	3.75
Expected long-term rate of return on plan assets	6.94	7.60	7.79
Benefit obligation
Discount rates	3.55%	4.23%	4.99%
Rate of increase in compensation	3.59	3.56	3.74
Our U.S. defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2013, we used a weighted average discount rate of 3.40%, which represents a decrease of 75 basis points from our 2012 weighted-average discount rate of 4.15%.
Sensitivity to changes in the weighted-average discount rate for our U.S. pension plans is as follows:

(In millions)	One Percentage Point Increase	One Percentage Point Decrease
Increase (decrease) on projected benefit obligation	$(41)	$48
Increase (decrease) on net periodic pension cost	(2)	3
Plan Assets
Investment Strategy: The overall objective for McKesson's pension plan assets is to generate long-term investment returns consistent with capital preservation and prudent investment practices, with a diversification of asset types and investment strategies. Periodic adjustments are made to provide liquidity for benefit payments and to rebalance plan assets to their target allocations.
The target allocations for plan assets at March 31, 2013 are 45% equity investments, 42% fixed income investments and 13% to all other types of investments, including cash and cash equivalents. The target allocations for plan assets at March 31, 2012 were 53% equity investments, 35% fixed income investments and 12% to all other types of investments, including cash and cash equivalents. Equity investments include common stock, preferred stock, and equity commingled funds. Fixed income investments include corporate bonds, government securities, mortgage-backed securities, asset-backed securities, other directly held fixed income investments, and fixed income commingled funds. Other investments include real estate funds, hedge funds, other commingled funds and cash and cash equivalents.
We develop our expected long-term rate of return assumption based on the projected performance of the asset classes in which plan assets are invested. Our target asset allocation was determined based on the liability and risk tolerance characteristics of the plans and at times may be adjusted to achieve our overall investment objectives.
Fair Value Measurements: The following tables represent our pension plan assets as of March 31, 2013 and 2012, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	March 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$8	$—	$11
Equity securities:
Common and preferred stock	20	—	—	20
Equity commingled funds	—	209	—	209
Fixed income securities:
Government securities	—	12	—	12
Corporate bonds	—	28	—	28
Mortgage-backed securities	—	6	—	6
Asset-backed securities and other	—	22	—	22
Fixed income commingled funds	—	97	—	97
Other:
Real estate funds	—	—	19	19
Other commingled funds	—	—	—	—
Total	$23	$382	$19	424
Receivables (1)				1
Payables (1)				—
Total				$425

(1)	Represents pending trades at March 31, 2013.

	March 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14	$14	$—	$28
Equity securities:
Common and preferred stock	100	—	—	100
Equity commingled funds	—	134	—	134
Fixed income securities:
Government securities	—	11	—	11
Corporate bonds	—	48	—	48
Mortgage-backed securities	—	21	—	21
Asset-backed securities and other	—	20	—	20
Fixed income commingled funds	—	25	—	25
Other:
Real estate funds	—	—	17	17
Other Commingled funds	—	12	—	12
Total	$114	$285	$17	416
Receivables (1)				6
Payables (1)				(12)
Total				$410

(1)	Represents pending trades at March 31, 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Cash and cash equivalents - Cash and cash equivalents include short-term investment funds that maintain daily liquidity and aim to have constant unit values of $1.00. The funds invest in short-term fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and high credit quality. Directly held cash and cash equivalents are classified as Level 1 investments. Cash and cash equivalents include commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments.
Common and preferred stock - This investment class consists of common and preferred shares issued by U.S. and non-U.S. corporations. Common shares are traded actively on exchanges and price quotes are readily available. Preferred shares may not be actively traded. Holdings of common shares are generally classified as Level 1 investments. Preferred shares are classified as Level 2 investments.
Equity commingled funds - Some equity investments are held in commingled funds, which have daily net asset values derived from quoted prices for the underlying securities in active markets; these are classified as Level 2 investments.
Fixed income securities - Government securities consist of bonds and debentures issued by central governments or federal agencies; corporate bonds consist of bonds and debentures issued by corporations; mortgage-backed securities consist of debt obligations secured by a mortgage or pool of mortgages; and asset-backed securities primarily consist of debt obligations secured by an asset or pool of assets other than mortgages. Inputs to the valuation methodology include quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Multiple prices and price types are obtained from pricing vendors whenever possible, enabling cross-provider price validations. Fixed income securities are generally classified as Level 2 investments.
Fixed income commingled funds - Some fixed income investments are held in commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments.
Real estate funds - The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals and market based comparable data. The real estate funds are classified as Level 3 investments.
Hedge funds - The hedge funds are invested in fund of fund structures and consist of multiple investments in interest and currency funds designed to hedge the risk of rate fluctuations. Given the complex nature of valuation and the broad spectrums of investments, hedge funds are classified as Level 3 investments.
Other commingled funds - The other commingled funds are invested in equities, bonds, commodities, other alternative investments and cash and cash equivalents. These funds are valued based on the weekly net asset values derived from the quoted prices for the underlying securities in active markets and, for alternative investments, based on other valuation techniques. Other commingled funds are classified as Level 2 investments.
The following table represents a reconciliation of Level 3 plan assets held during the years ended March 31, 2013 and 2012:

(In millions)	Real Estate Funds	Hedge Funds	Total
Balance at March 31, 2011	$5	$5	$10
Unrealized gain on plan assets still held	1	—	1
Purchases, sales and settlements	11	(5)	6
Balance at March 31, 2012	$17	$—	$17
Unrealized gain on plan assets still held	1	—	1
Purchases, sales and settlements	1	—	1
Balance at March 31, 2013	$19	$—	$19

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Multiemployer Plans
We also contribute to a number of multiemployer pension plans under the terms of collective-bargaining agreements that cover union-represented employees. The risks of participating in these multiemployer plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Actions taken by other participating employers may lead to adverse changes in the financial condition of a multiemployer benefit plan and our withdrawal liability and contributions may increase. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2013, 2012, and 2011.
Defined Contribution Plans
We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining arrangements. Effective January 1, 2011, eligible employees may contribute to the PSIP up to 75% of their monthly eligible compensation for pre-tax contributions and up to 75% of compensation for catch-up contributions not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee's first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. Contribution expenses for the PSIP were $61 million, $58 million and $59 million for the years ended March 31, 2013, 2012, and 2011.

17.	Postretirement Benefits
We maintain a number of postretirement benefits, primarily consisting of healthcare and life insurance (“welfare”) benefits, for certain eligible U.S. employees. Eligible employees consist of those who retired before March 31, 1999 and those who retired after March 31, 1999, but were an active employee as of that date, after meeting other age-related criteria. We also provide postretirement benefits for certain U.S. executives. Defined benefit plan obligations are measured as of the Company's fiscal year-end.
The net periodic expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Service cost - benefits earned during the year	$2	$2	$1
Interest cost on accumulated benefit obligation	6	7	8
Amortization of unrecognized actuarial gain and prior service costs	(2)	(1)	(4)
Net periodic postretirement expense	$6	$8	$5
Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2013	2012
Benefit obligation at beginning of period	$144	$152
Service cost	2	2
Interest cost	6	7
Actuarial gain	(9)	(4)
Benefit payments	(12)	(13)
Benefit obligation at end of period	$131	$144
The components of the amount recognized in accumulated other comprehensive income for the Company's other postretirement benefits at March 31, 2013 and 2012 were net actuarial gains of $6 million and losses of $2 million and net prior service credits of $1 million and $2 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial gains of $7 million and $3 million in 2013 and 2012, and a loss of $6 million in 2011.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

We estimate that the amortization of the actuarial gain from stockholders' equity to other postretirement expense in 2014 will be $2 million. Comparable 2013 amounts were $2 million.
Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans, net of expected Medicare subsidy are as follows: $11 million annually for 2014 to 2018 and $48 million cumulatively for 2019 through 2023. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $11 million for 2014.
Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 4.44%, 5.09% and 5.33% for 2013, 2012 and 2011. Weighted-average discount rates for the actuarial present value of benefit obligations were 3.84%, 4.44% and 5.09% for 2013, 2012 and 2011.
Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 7.50% and 8.00% for prescription drugs, 7.50%/7.25% and 7.50%/7.50% for ages pre-65/post-65 medical and 5.25% and 5.50% for dental in 2013 and 2012. For 2013, 2012 and 2011, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not have a material impact on the postretirement benefit obligations.
Pursuant to various collective bargaining agreements, we contribute to multiemployer health and welfare plans that cover union-represented employees. Our liability is limited to the contractual dollar obligations set forth by the collective bargaining agreements. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2013, 2012, and 2011.

18.	Hedging Activities
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
In 2012, we entered into a number of forward contracts to hedge Canadian dollar denominated cash flows with gross notional value of $528 million. These contracts mature over a period of eight years and have been designated for hedge accounting. Accordingly, changes in the fair values of these contracts are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. In the fourth quarter of 2013, one forward contract to hedge Canadian dollar cash flow with gross notional value of $25 million matured, accordingly, the realized gain related to this contract was reclassified during the quarter into operating expenses from accumulated other comprehensive income.  At March 31, 2013 and 2012, the notional values of these contracts, designated for hedge accounting, were $503 million and $528 million.  Amounts reclassified to earnings were not material for 2013 and 2012.

In 2012, we also entered into a number of forward contracts to hedge British pound denominated cash flows with a gross notional value of $151 million. These contracts matured in 2013. In 2013, we entered into an additional forward contract to hedge a separately identifiable Canadian dollar denominated cash flow with a gross notional value of $177 million. This contract matures in less than one year. Neither of these contracts were designated for hedge accounting and accordingly, changes in the fair values of these contracts are recorded directly in earnings.  At March 31, 2013 and 2012, the notional values of these contracts, not designated for hedge accounting, were $172 million and $151 million.  Amounts recorded to earnings were not material for 2013 and 2012.
Refer to Financial Note 19, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

19.	Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The analysis of fair value is conducted by our accounting and finance personnel who organizationally report to the Chief Financial Officer. There is a three-level hierarchy that prioritizes the inputs used in determining fair value by their reliability and preferred use, as follows:
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities.
Level 2 - Valuations based on quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data.
Level 3 - Valuations based on inputs that are both significant to the fair value measurement and unobservable.
At March 31, 2013 and 2012, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, short-term borrowings and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $4.9 billion and $5.5 billion at March 31, 2013 and $3.6 billion and $4.1 billion at March 31, 2012. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Our financial assets measured at fair value on a recurring basis consist of the following:

	March 31, 2013				March 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds (1)	$1,036	$—	$—	$1,036	$805	$—	$—	$805
Time deposits (2)	—	95	—	95	—	132	—	132
Repurchase agreements (2)	447	—	—	447	211	—	—	211
Total cash equivalents	$1,483	$95	$—	$1,578	$1,016	$132	$—	$1,148
(1) Gross unrealized gain and losses were not material for the years ended March 31, 2013 and 2012. Based on quoted prices of identical investments.
(2) The carrying amounts of these cash equivalents approximated their estimated fair values because of their short maturities.

Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Fair values for our net foreign currency hedges were not material at March 31, 2013 and 2012.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended March 31, 2013 and 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis
We measure certain long-lived assets at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. If the cost of an investment exceeds its fair value, we evaluate, among other factors, our intent to hold the investment, general market conditions, the duration and extent to which the fair value is less than cost and the financial outlook for the industry and location. An impairment charge is recorded when the cost of the asset exceeds its fair value and this condition is determined to be other-than-temporary.
For the year ended March 31, 2013, assets measured at fair value on a nonrecurring basis consisted of our investment in Nadro and goodwill for a reporting unit within our Technology Solutions segment. Both of these assets were measured using Level 3 inputs. There were no liabilities measured at fair value on a nonrecurring basis for the year ended March 31, 2013.
There were no assets or liabilities measured at fair value on a nonrecurring basis for the year ended March 31, 2012.
Impairment of an Equity Investment:
As discussed in Financial Note 4, “Impairment of an Equity Investment,” based on a recent evaluation we committed to a plan to sell our investment in Nadro and in the fourth quarter of 2013 recorded an impairment charge of $191 million to reduce the carrying value to fair value. Fair value of our investment in Nadro was determined using income and market valuation approaches. Under the income approach, we used a discounted cash flow (“DCF”) analysis based on estimated future results. This valuation approach is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future cash flows based on projections of revenues and operating costs and discounting those cash flows to their present value. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the business and the discount rate. The key inputs for the market valuation approach were Nadro's fiscal 2012 unaudited earnings before interest, depreciation and amortization ("EBITDA") and an EBITDA multiple based on similar guideline U.S. pharmaceutical companies whose securities are actively traded in public markets. This valuation approach is considered a Level 3 fair value measurement. Finally, we evaluated the fair values under both valuation methods and concluded on an average of the two methods.
Goodwill:
As discussed in Financial Note 3, "Asset Impairments and Product Alignment Charges," in 2013 we recorded a goodwill impairment charge of $36 million in one of Technology Solutions segment's reporting units. The impairment charge was primarily the result of a significant decrease in estimated revenues for a software product. As required under step two goodwill impairment testing, we determined the fair value of the reporting unit and the fair value of the reporting units' net assets, excluding goodwill but including any unrecognized intangible assets. The implied fair value of goodwill was then calculated on a residual basis – that is, by subtracting the sum of the fair value of the net assets from the fair value of the reporting unit. The impairment was equal to the carrying amount of goodwill.
Fair value assessment of the reporting unit as well as the reporting unit's net assets are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. We used the market approach and income approach (DCF model) to determine the fair value of the reporting unit and a DCF model to determine the fair value of the reporting unit's most significant assets – intangibles. Additionally, fair values reflect a risk premium to the discount rate due to the uncertainty in forecasting future cash flows.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

20.	Lease Obligations
We lease facilities and equipment almost solely under operating leases. At March 31, 2013, future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year for years ending March 31 are:

(In millions)	Noncancelable Operating Leases
2014	$213
2015	165
2016	118
2017	90
2018	63
Thereafter	202
Total minimum lease payments (1)	$851

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $33 million due under future noncancelable subleases.
Rental expense under operating leases was $242 million, $240 million and $157 million in 2013, 2012 and 2011. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to seven years, while remaining terms for equipment leases range from one to five years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for 2013, 2012 and 2011.

21.	Financial Guarantees and Warranties
Financial Guarantees
We have agreements with certain of our Canadian customers' financial institutions under which we have guaranteed the repurchase of our customers' inventory or our customers' debt in the event these customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreement, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly range from one to two years. Customers' debt guarantees range from one to five years and are primarily provided to facilitate financing for certain customers. The majority of our customers' debt guarantees are secured by certain assets of the customer. At March 31, 2013, the maximum amounts of inventory repurchase guarantees and customers' debt guarantees were $155 million and $53 million, none of which had been accrued. The expirations of the above noted financial guarantees are as follows: $121 million, $35 million, $3 million, $1 million and nil from 2014 through 2018 and $48 million thereafter.
At March 31, 2013, our banks and insurance companies have issued $98 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers' compensation and automotive liability programs. Additionally, at March 31, 2013, we have a commitment to contribute up to $72 million to a non-consolidated investment for building and equipment construction.
Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party's intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification agreements and have not accrued any liabilities related to such obligations.

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

22.	Other Commitments and Contingent Liabilities
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

I. Average Wholesale Price Litigation and Claims
The following matters involve a benchmark referred to as “AWP,” which is utilized by some public and private payers to calculate a portion of the amount that pharmacies and other providers are reimbursed for dispensing certain covered prescription drugs. The plaintiff in each of these cases alleges that in late 2001 the Company and First DataBank, Inc. (“FDB”), a publisher of pharmaceutical pricing information, conspired to improperly raise the published AWP for certain prescription drugs, and that this alleged conduct resulted in higher drug reimbursement payments.
The Mississippi Action
On October 8, 2010, an action was filed in the Mississippi state court of Hinds County by the State of Mississippi against the Company asserting claims under RICO, Mississippi's Medicaid Fraud Control Act, Mississippi's Consumer Protection Act, and for civil conspiracy, tortious interference with contract, unjust enrichment, and fraud, and seeking damages, treble damages, civil penalties, restitution, as well as injunctive relief, interest, attorneys' fees and costs of suit, all in unspecified amounts, State of Mississippi v. McKesson Corporation, et al., (251-10-862CIV). On February 22, 2013, the Company entered into a settlement agreement with the State of Mississippi. On March 18, 2013, pursuant to the settlement agreement, the parties filed a stipulation dismissing the Mississippi Action with prejudice.
The Alaska Action
On October 12, 2010, an action was filed in Alaska state court by the State of Alaska against the Company and FDB asserting claims under Alaska's unfair and deceptive trade practices statute, and for fraud and civil conspiracy, and seeking damages, treble damages, punitive damages, civil penalties, disgorgement of profits, as well as declaratory relief, interest, attorneys' fees and costs of suit, all in unspecified amounts, State of Alaska v. McKesson Corporation, et al., (3AN-10-11348-CI). On March 14, 2013, the Company entered into a settlement agreement with the State of Alaska. On March 22, 2013, the court granted the parties' joint motion to dismiss with prejudice the claims asserted against the Company in the Alaska Action.
The Hawaii Action
On November 10, 2010, an action was filed in Hawaii state court by the State of Hawaii against the Company and FDB asserting claims under Hawaii's false claims statute, Hawaii's unfair and deceptive trade practices statute, and for fraud and civil conspiracy, and seeking damages, treble damages, punitive damages, civil penalties, disgorgement of profits, as well as interest, attorneys' fees and costs of suit, all in unspecified amounts, State of Hawaii v. McKesson Corporation, et al., (10-1-2411-11-GWBC). On April 12, 2011, the court denied the Company's motion to dismiss the State's complaint. On January 16, 2013, the court entered an order granting the Company's unopposed motion to continue the trial date to February 17, 2014. On May 2, 2013, the Company entered into a settlement agreement with the State of Hawaii. Pursuant to the agreement, the parties will file a stipulation dismissing with prejudice the claims asserted against the Company.
The Louisiana Action
On December 20, 2010, an action was filed in Louisiana state court by the State of Louisiana against the Company asserting claims under Louisiana's unfair and deceptive trade practices statute, Louisiana's Medical Assistance Programs Integrity Law, Louisiana's antitrust statute, and for fraud, negligent misrepresentation, civil conspiracy, and unjust enrichment, and seeking damages, statutory fines, civil penalties, disgorgement of profits, as well as interest, attorneys' fees and costs of suit, all in unspecified amounts, State of Louisiana v. McKesson Corporation, (C597634 Sec. 23). On December 21, 2012, and January 18, 2013, the Company entered into separate agreements in settlement of the Louisiana Action and a claim for attorneys' fees and costs by the State of Louisiana's counsel. On April 19, 2013, the court granted the parties' joint motions seeking dismissal of the Louisiana Action with prejudice and approval of the attorneys' fees and costs settlement.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The Arizona Administrative Proceeding
On November 5, 2010, the Company received a Notice of Proposed Civil Monetary Penalty from the Office of Inspector General for the Arizona Health Care Cost Containment System (“AHCCCS”) purporting to initiate an administrative claim process against the Company, and seeking civil penalties in the amount of $101 million and an assessment in the amount of $112 million for false claims allegedly submitted to the Arizona Medicaid program (No. 2010-1218). On February 28, 2011, the Company filed a complaint in Arizona Superior Court, County of Maricopa, against AHCCCS and its Director, alleging that the administrative proceeding commenced by AHCCCS violates the Arizona Administrative Procedure Act and the Due Process Clauses of the Arizona Constitution and the United States Constitution, and seeking to enjoin AHCCCS's administrative proceeding, a declaratory judgment that AHCCCS lacks jurisdiction and legal authority to impose penalties or assessments against the Company, as well as costs of suit, McKesson Corporation v. AHCCCS, (No. CV-2011-004446). On April 28, 2011, the court ruled that AHCCCS has no jurisdiction to impose penalties or assessments against the Company and enjoined AHCCCS from prosecuting the penalty proceeding against the Company. On May 31, 2011, the court entered final judgment in favor of the Company.
On June 16, 2011, AHCCCS filed a notice of appeal. On September 6, 2012, the Arizona court of appeals issued an order affirming the trial court's order enjoining AHCCCS from prosecuting the penalty proceeding against the Company. The time for the filing of a petition for review has expired and no such petition was filed.
On November 9, 2012, the Company received a Revised Notice of Proposed Civil Monetary Penalty from the Office of Inspector General for AHCCCS purporting to reinitiate the administrative proceeding against the Company, and seeking civil penalties in the amount of $112 million and an assessment in the amount of $102 million for false claims allegedly submitted to the Arizona Medicaid program. The Company intends to challenge the reinitiated proceeding and proposed penalty and assessment by AHCCCS.
The Virginia Action
On June 8, 2011, an action was filed in the United States District Court for the Northern District of California by the Commonwealth of Virginia against the Company and two of its employees asserting claims under RICO, Virginia's false claims statute, Virginia's fraud statute, and for conspiracy to defraud, and seeking damages, treble damages, civil penalties, interest, and costs of suit, all in unspecified amounts, Commonwealth of Virginia v. McKesson Corporation, et al., (C11-02782-SI). On October 13, 2011, the court denied the Company's motion to dismiss the Commonwealth's complaint. On March 28, 2013, the court granted the two individual defendants' motion for summary judgment on all claims asserted against them. Discovery is ongoing, and trial is set for November 18, 2013.
Shareholder Derivative Action
On September 10, 2012, a derivative action was filed in California Superior Court, San Francisco County, by a shareholder purportedly on behalf of the Company against certain past and present officers and directors of the Company, alleging that they breached their fiduciary duties and wasted Company assets by failing to prevent the underlying conduct that resulted in the Company's AWP litigation, and seeking damages, corporate governance and procedural reforms, equitable and injunctive relief, restitution, disgorgement of profits, as well as attorneys' fees and costs of suit, all in unspecified amounts, Daniel Himmel v. John Hammergren et al., (12-524074).  On April 12, 2013, the Company filed a motion to dismiss the complaint. The hearing on the Company's motion is set for June 28, 2013.
The Arizona Action
On September 14, 2012, an action was filed in Arizona state court, Maricopa County, by the State of Arizona against the Company asserting claims under the Arizona Consumer Fraud Act, and seeking injunctive relief, restitution, civil penalties, as well as attorneys' fees and costs of suit, all in unspecified amounts, State of Arizona ex rel. Thomas Horne v. McKesson Corporation, (2012-013707). On November 7, 2012, the Company filed a motion to dismiss the complaint. The hearing on the Company's motion is set for May 10, 2013.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The Wisconsin Action
On October 2, 2012, an action was filed in Wisconsin state court, Dane County, by the State of Wisconsin against the Company, FDB, the Hearst Corporation, and Hearst Business Media asserting claims under Wisconsin consumer protection and false claims statutes, and for civil conspiracy, and seeking damages, treble damages, civil penalties, forfeitures, injunctive relief, as well as attorneys' fees and costs of suit, all in unspecified amounts, State of Wisconsin v. McKesson Corporation, et al., (12CV3948). On April 8, 2013, the Company entered into a settlement agreement with the State of Wisconsin. On April 23, 2013, the Court entered an order dismissing with prejudice the claims asserted against the Company in the Wisconsin Action.
The New Jersey Qui Tam AWP Action
In June 2007, the Company was informed that a relator had previously filed a qui tam action in the United States District Court for the District of New Jersey, purportedly on behalf of the United States, twelve states (California, Delaware, Florida, Hawaii, Illinois, Louisiana, Massachusetts, Nevada, New Mexico, Tennessee, Texas and Virginia) and the District of Columbia against the Company and seven other defendants. In January 2009, the Company was provided with a courtesy copy of the relator's third amended complaint, which alleges claims against the Company and seven other defendants under the False Claims Act and various state false claims statutes. The claims arise out of alleged manipulation of AWP by the defendants. This qui tam action was brought on behalf of the United States and various states, and seeks damages, treble damages and civil penalties, as well as attorneys' fees and costs of suit.
On June 11, 2012, pursuant to the Company's previously reported settlement agreement with the United States Department of Justice, the court entered an order which became effective on July 11, 2012, dismissing with prejudice the claims asserted against Company on behalf of the United States to the extent those claims were encompassed by the settlement release in the written settlement agreement between the Company and the United States. On September 17, 2012, the states that participated in the previously reported settlement sponsored by the coalition of Attorneys General and on whose behalf claims were filed against the Company in the New Jersey qui tam action filed a notice dismissing those claims to the extent those claims were encompassed by the settlement release in the parties' agreements.
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Pre-tax charges relating to changes in the Company's AWP litigation reserve, including accrued interest, are recorded in the Distribution Solutions segment. The Company's AWP litigation reserve is included in other current liabilities in the consolidated balance sheets. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.
The following is the activity related to the AWP litigation reserve for the years ended March 31, 2013, 2012 and 2011:

	Years Ended March 31,
(In millions)	2013	2012	2011
AWP litigation reserve at beginning of period	$453	$330	$143
Charges incurred	72	149	213
Payments made	(483)	(26)	(26)
AWP litigation reserve at end of period	$42	$453	$330
The charges for 2013 primarily related to state Medicaid claims. The charges for 2012 primarily related to the Douglas County, Kansas Action settlement and the state and federal Medicaid claims. The charges for 2011 primarily related to the state and federal Medicaid claims.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

II. Other Litigation and Claims
In connection with the Company's execution of an agreement to acquire PSS World Medical, on December 5, 2012, a putative class action complaint was filed in Florida state court, Duval County, by an alleged public shareholder of PSS World Medical against PSS World Medical, members of PSS World Medical's board of directors, The Goldman Sachs Group, Inc., Goldman, Sachs & Co, and the Company, Baltimore County Employees' Retirement System v. Gary A. Corless, et al., (No.16-2012-CA-013015). The suit alleges that PSS World Medical and its board members breached their fiduciary duties by failing to maximize shareholder value and by failing to disclose material information in the preliminary proxy statement, and that the Company and others aided and abetted various fiduciary duty breaches in connection with the proposed merger. In addition to monetary damages in an unspecified amount and other remedies, the suit seeks to enjoin consummation of the merger. On February 8, 2013, the parties agreed in principle to settle the action as a non-opt out class action, subject to court approval, with enhanced disclosures, a request for attorneys' fees, and no affect on the consideration to be received by PSS shareholders as a result of the Company's agreement to acquire PSS. The agreement includes an express denial of any liability on the part of the Company. The parties will seek to enter into a stipulation of settlement that will be presented to the court for final approval.
III. Government Investigations
From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. An example is an investigation by the Regie de l'assurance maladie du Quebec (“RAMQ”), a provincial government agency with administrative authority over the conduct of pharmaceutical businesses in the province of Quebec, Canada. Since 2009, the Company has cooperated with and responded to this investigation which focused on certain discounts and payments offered to pharmacies in Quebec, as well as payments received by the Company from certain manufacturers.  In the third quarter of 2013, the Company engaged in settlement discussions to resolve potential legal claims against the Company and its customers and suppliers arising from the investigation. On April 19, 2013, the Company entered into a settlement agreement with the RAMQ, to settle all potential claims of the RAMQ arising from the investigation. The agreement provides that the Company will pay $40 million to the RAMQ, and provides for a full release of all potential claims by the RAMQ arising from the investigation. The agreement includes an express denial of any liability on the part of the Company. The Company has fully reserved for the financial effect of this agreement. In addition, in the third quarter 2013, the Company was informed of an investigation by the United States Department of Justice through the United States Attorney's Office for the Middle District of Tennessee. The Company believes that the investigation is focused on distribution procedures with respect to the Vaccine for Children's Program administered by the Centers for Disease Control and Prevention. In connection with the investigation, the Company has received and has responded to a subpoena seeking information and records from the Company's Specialty Health business.
IV. Environmental Matters
Primarily as a result of the operation of the Company's former chemical businesses, which were fully divested by 1987, the Company is involved in various matters pursuant to environmental laws and regulations. The Company has received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at eight sites where it, or entities acquired by it, formerly conducted operations and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, the Company is one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these eight sites. Although the Company's potential allocation under either directive cannot be determined at this time, it has agreed to participate with a potentially responsible party (“PRP”) group in the funding of an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.
Based on a determination by the Company's environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company's probable loss associated with the remediation costs for these eight sites is $7 million, net of approximately $1 million that third parties have agreed to pay in settlement or is expected, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $7 million is expected to be paid out between April 2013 and March 2033. The Company's estimated probable loss for these environmental matters has been entirely accrued for in the accompanying consolidated balance sheets.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In addition, the Company has been designated as a PRP under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United States Environmental Protection Agency has selected a preferred remedy with an estimated cost of approximately $70 million. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company or by the other PRPs. Accordingly, the Company's estimated probable loss at those 14 sites is approximately $19 million, which has been entirely accrued for in the accompanying consolidated balance sheets, however, it is possible that the ultimate costs of these matters may exceed or be less than the reserves.
V. Other Matters
The Company is involved in various other litigation and governmental proceedings, not described above, that arise in the normal course of business. While it is not possible to determine the ultimate outcome or the duration of any such litigation or governmental proceedings, the Company believes, based on current knowledge and the advice of counsel, that such litigation and proceedings will not have a material impact on the Company's financial position or results of operations.

23.	Stockholders’ Equity
Each share of the Company's outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company's Board of Directors (the “Board”).
In April 2011, the quarterly dividend was raised from $0.18 to $0.20 per common share for dividends declared after such date, until further action by the Board. Dividends were $0.80 per share in 2013 and 2012, and $0.72 per share in 2011. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
Share Repurchase Plans
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the share repurchase activity over the last three years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2010			$531
Share repurchase plans approved:
April 2010			1,000
October 2010			1,000
Shares repurchased	29	$69.62	(2,032)
Balance, March 31, 2011			$499
Share repurchase plans approved:
April 2011			1,000
January 2012			650
Shares repurchased	20	$83.47	(1,850)
Balance, March 31, 2012			$299
Share repurchase plans approved:
April 2012			700
January 2013			500
Shares repurchased	13	$100.82	(1,159)
Balance, March 31, 2013			$340

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced programs.

(3)	The number of shares purchased reflects rounding adjustments.

In 2013, the majority of share repurchases were transacted through open market repurchases. In 2012 and 2011, the majority of our share repurchases were transacted through a number of ASR programs with third party financial institutions. The shares repurchased through ASR programs during the last three years are as follows: $1.0 billion in May 2010, $275 million in March 2011, $650 million in May 2011, $1.2 billion in March 2012 and $150 million in March 2013.
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
In March 2013, we entered into an ASR program with a third party financial institution to repurchase $150 million of the Company's common stock. As of March 31, 2013, we had received 1.2 million shares representing the minimum number of shares due under this program. This ASR program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this ASR program was 1.4 million shares at an average price per share of $107.63.
In 2013, we also repurchased 9.9 million shares for $1.0 billion through open market transactions at an average price per share of $101.70.  The total authorization outstanding for repurchases of the Company's common stock was $340 million at March 31, 2013.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

During the fourth quarter of 2013, we retired 1.8 million shares repurchased for $217 million by the Company.   The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $195 million was recorded as a decrease to retained earnings.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss), net of tax by component are as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of ($2), $2 and $2	$(52)	$(56)	$76

Unrealized gains (losses) on cash flow hedges
Unrealized losses on cash flow hedges arising during period, net of income tax benefit of nil, nil and nil	—	(5)	—

Changes in retirement-related benefit plans
Net actuarial loss arising during period, net of income tax (benefit) of ($22), ($18) and ($5)	(40)	(38)	(9)
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax (benefit) of ($12), ($9) and ($8)	18	17	14
Foreign currency translation adjustments, net of income tax expense of nil, nil and nil	4	—	—
	(18)	(21)	5

Other Comprehensive Income (Loss), net of tax	$(70)	$(82)	$81

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss) by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges, Net of Tax	Unrealized Net Loss and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2011	$244	$—	$(157)	$87
Other comprehensive loss	(56)	(5)	(21)	(82)
Balance at March 31, 2012	$188	$(5)	$(178)	$5
Other comprehensive loss	(52)	—	(18)	(70)
Balance at March 31, 2013	$136	$(5)	$(196)	$(65)

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

24.	Related Party Balances and Transactions
Notes receivable outstanding from certain of our current and former officers totaled $7 million and $15 million at March 31, 2013 and 2012. These notes related to purchases of common stock under our various employee stock purchase plans. The notes bear interest at rates ranging from 4.7% to 7.1% and were due at various dates through February 2004. Interest income on these notes is recognized only to the extent that cash is received. These notes, which are included in other capital in the consolidated balance sheets, were issued for amounts equal to the market value of the stock on the date of the purchase and are at full recourse to the borrower. At March 31, 2013, the value of the underlying stock collateral was $6 million. The collectability of these notes is evaluated on an ongoing basis. At March 31, 2013 and 2012, we provided a reserve of $1 million and nil for the outstanding notes.
In April 2012, we purchased the remaining ownership interest in our corporate headquarters building which was previously accounted for as an equity method investment. As a result, there was no annual rental expense paid in 2013. We incurred $10 million in 2012 and $11 million in 2011 of annual rental expense paid to this equity-held investment.

25.	Segments of Business
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
The Distribution Solutions segment distributes ethical and proprietary drugs, medical-surgical supplies and equipment and health and beauty care products throughout North America. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services. This segment includes a 49% interest in Nadro, a pharmaceutical distributor in Mexico.
The Technology Solutions segment delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, pharmacy automation for hospitals, as well as connectivity, claims processing, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment also includes McKesson Health Solutions business, which includes our InterQual® clinical criteria solution, claims payment solutions and network performance tools. The segment's customers include hospitals, physicians, homecare providers, retail pharmacies and payers from North America, the United Kingdom, Ireland, other European countries and Israel.
Revenues for our Technology Solutions segment are classified in one of three categories: services, software and software systems and hardware. Services revenues primarily include fees associated with installing our software and software systems, as well as revenues associated with software maintenance and support, remote processing, disease and medical management, claims processing, and other outsourcing and professional services. Software and software systems revenues primarily include revenues from licensing our software and software systems, including the segment's clinical auditing and compliance and InterQual® businesses.
Corporate includes expenses associated with Corporate functions and projects and the results of certain equity investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,
(In millions)	2013	2012	2011
Revenues
Distribution Solutions (1)
Direct distribution & services	$86,816	$85,523	$77,554
Sales to customers’ warehouses	18,646	20,453	18,631
Total U.S. pharmaceutical distribution & services	105,462	105,976	96,185
Canada pharmaceutical distribution & services	9,981	10,303	9,784
Medical-Surgical distribution & services	3,611	3,145	2,920
Total Distribution Solutions	119,054	119,424	108,889
Technology Solutions
Services	2,724	2,594	2,483
Software & software systems	576	596	590
Hardware	101	120	122
Total Technology Solutions	3,401	3,310	3,195
Total Revenues	$122,455	$122,734	$112,084

Operating profit
Distribution Solutions (2)	$2,197	$2,219	$1,897
Technology Solutions	297	364	301
Total	2,494	2,583	2,198
Corporate Expenses, Net	(335)	(413)	(341)
Interest expense	(240)	(251)	(222)
Income From Continuing Operations Before Income Taxes	$1,919	$1,919	$1,635

Depreciation and amortization (3)
Distribution Solutions	$265	$225	$167
Technology Solutions	206	209	209
Corporate	120	117	120
Total	$591	$551	$496

Expenditures for long-lived assets (4)
Distribution Solutions	$163	$175	$158
Technology Solutions	42	22	26
Corporate	41	28	49
Total	$246	$225	$233

Revenues, net by geographic area (5)
United States	$112,283	$112,230	$102,089
International	10,172	10,504	9,995
Total	$122,455	$122,734	$112,084

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Operating profit for 2013 and 2011 includes the receipt of $44 million and $51 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers, which were recorded as a reduction to cost of sales.

(3)	Amounts primarily include amortization of acquired intangible assets purchased in connection with acquisitions, capitalized software held for sale and capitalized software for internal use.

(4)	Long-lived assets consist of property, plant and equipment.

(5)	Net revenues were attributed to geographic areas based on the customers' shipment locations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Segment assets and property, plant and equipment, net by geographic areas were as follows:

	March 31,
(In millions)	2013	2012
Segment assets
Distribution Solutions	$27,307	$25,374
Technology Solutions	3,829	3,575
Total	31,136	28,949
Corporate
Cash and cash equivalents	2,456	3,149
Other	1,194	995
Total	$34,786	$33,093

Property, plant and equipment, net
United States	$1,205	$952
International	116	91
Total	$1,321	$1,043
International operations primarily consist of our operations in Canada, the United Kingdom, Ireland, other European countries, Asia Pacific and Israel. We also have an equity-held investment (Nadro) in Mexico.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)

26.	Quarterly Financial Information (Unaudited)
The quarters results of operations are not necessarily indicative of the results that may be expected for the entire year. Selected quarterly financial information for the last two years is as follows:

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Revenues	$30,798	$29,850	$31,187	$30,620
Gross profit	1,600	1,720	1,668	1,996
Net income (1) (2) (3) (4) (5)	380	401	298	259
Earnings per common share (1) (2) (3) (4) (5) (8)
Diluted	$1.58	$1.67	$1.24	$1.10
Basic	1.61	1.70	1.27	1.12

Fiscal 2012
Revenues	$29,980	$30,216	$30,839	$31,699
Gross profit	1,509	1,647	1,566	1,845
Net income (6) (7)	286	296	300	521
Earnings per common share (6) (7) (8)
Diluted	$1.13	$1.18	$1.20	$2.09
Basic	1.15	1.20	1.22	2.14

(1)
Financial results for the first, second and fourth quarters of 2013 include AWP litigation charges of $16 million pre-tax ($10 million after-tax), $44 million pre-tax ($27 million after-tax) and $12 million pre-tax ($8 million after-tax), which were recorded in operating expenses.

(2)	Financial results for the first quarter of 2013 include an $81 million pre-tax ($51 million after-tax) gain on business combination, which was recorded as a reduction to operating expenses.

(3)
Financial results for the second, third and fourth quarters of 2013 include the pre-tax receipts of $19 million, $8 million and $17 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers, which were recorded as a reduction to cost of sales.

(4)	Financial results for the third quarter of 2013 include a $40 million pre-tax ($29 million after-tax) charge for a legal dispute in our Canadian business which was recorded in operating expenses.

(5)
Financial results for the fourth quarter of 2013 include the following pre-tax impairment charges: an equity investment of $191 million, goodwill of $36 million, and capitalized software held for sale of $10 million.

(6)
Financial results for the second, third and fourth quarters of 2012 include AWP litigation charges of $118 million pre-tax ($77 million after-tax), $27 million pre-tax ($15 million after-tax) and $4 million pre-tax (benefit of $32 million after-tax), which were recorded in operating expenses.

(7)	Financial results for the third and fourth quarters of 2012 include product alignment pre-tax charges of $42 million and $9 million.

(8)	Certain computations may reflect rounding adjustments.

27.	Subsequent Event
In April 2013, we committed to a plan to sell our International Technology and our Hospital Automation businesses. Financial results for these businesses will be reported as discontinued operations commencing in the first quarter of 2014.

McKESSON CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's “disclosure controls and procedures” (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
Internal Control over Financial Reporting
Management's report on the Company's internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in this Annual Report on Form 10-K, under the headings, “Management's Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

McKESSON CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement.
Information about the Code of Business Conduct and Ethics applicable to all employees, officers and directors can be found on our website, www.mckesson.com, under the caption "Investors - Corporate Governance." The Company's Corporate Governance Guidelines and Charters for the Audit and Compensation Committees and the Committee on Directors and Corporate Governance can also be found on our website under the same caption.
The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Ethics and Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions within four business days after any such amendment or waiver.

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
The following table sets forth information as of March 31, 2013 with respect to the plans under which the Company's common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	12.3 (2)	$66.34	6.6 (3)
Equity compensation plans not approved by security holders	0.1 (4)	$34.47	—

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents options and RSUs awarded under the following plans: (i) 1997 Non-Employee Directors' Equity Compensation and Deferral Plan and (ii) the 2005 Stock Plan.

(3)	Represents 864,731 shares available for purchase under the 2000 Employee Stock Purchase Plan and 5,771,245 shares available for grant under the 2005 Stock Plan.

(4)	Represents options and RSUs awarded under the 1999 Stock Option and Restricted Stock Plan. No further awards will be made under this plan.
The following are descriptions of equity plans that have been approved by the Company's stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2005 Stock Plan related to Non-Employee Directors, which is administered by the Board of Directors or its Committee on Directors and Corporate Governance.

McKESSON CORPORATION

2005 Stock Plan: The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company's stockholders on July 27, 2005. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, restricted stock (“RS”), RSUs, performance-based restricted stock units (“PeRSUs”) and other share-based awards. For any one share of common stock issued in connection with a RS, RSU, PeRSU or other share-based award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, shares used to pay the withholding taxes related to a stock award or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan.
Stock options are granted at no less than fair market value and those options granted under the 2005 Stock Plan generally have a contractual term of seven years. Prior to 2005, stock options typically had a contractual term of ten years. Options generally become exercisable in four equal annual installments beginning one year after the grant date. The vesting of RS or RSUs is determined by the Compensation Committee at the time of grant. RS and RSUs generally vest over four years. RSUs granted under a PeRSU award generally vest three years following the end of the performance period.
Non-employee directors may be granted an award on the date of each annual meeting of the stockholders for up to 5,000 RSUs, as determined by the Board. Such non-employee director award is fully vested on the date of the grant.
1997 Non-Employee Directors' Equity Compensation and Deferral Plan: The 1997 Non-Employee Directors' Equity Compensation and Deferral Plan was approved by the Company's stockholders on July 30, 1997; however, stockholder approval of the 2005 Stock Plan on July 27, 2005 had the effect of terminating the 1997 Non-Employee Directors' Equity Compensation and Deferral Plan such that no new awards would be granted under the 1997 Non-Employee Directors' Equity Compensation and Deferral Plan.
2000 Employee Stock Purchase Plan (the “ESPP”): The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company's international and other subsidiaries. As to those employees, the ESPP does not qualify under Section 423 of the Internal Revenue Code. Currently, 16 million shares have been approved by stockholders for issuance under the ESPP.
The ESPP is implemented through a continuous series of three-month purchase periods (“Purchase Periods”) during which contributions can be made toward the purchase of common stock under the plan.
Each eligible employee may elect to authorize regular payroll deductions during the next succeeding Purchase Period, the amount of which may not exceed 15% of a participant's compensation. At the end of each Purchase Period, the funds withheld by each participant will be used to purchase shares of the Company's common stock. The purchase price of each share of the Company's common stock is based on 85% of the fair market value of each share on the last day of the applicable Purchase Period. In general, the maximum number of shares of common stock that may be purchased by a participant for each calendar year is determined by dividing $25,000 by the fair market value of one share of common stock on the offering date.
The following includes descriptions of equity plans that have not been submitted for approval by the Company's stockholders:
On July 27, 2005, the Company's stockholders approved the 2005 Stock Plan which had the effect of terminating the 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan and certain 1999 one-time stock option plan awards, which plans had not been submitted for approval by the Company's stockholders, and, as noted above, the 1997 Non-Employee Directors' Equity Compensation and Deferral Plan, which had previously been approved by the Company's stockholders. Prior grants under these plans include stock options, RS and RSUs. Stock options under the terminated plans generally have a ten year life and vest over four years. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse. The 1999 Stock Option and Restricted Stock Plan and the 1997 Non-Employee Directors' Equity Compensation and Deferral Plan are the only terminated plans that have outstanding equity grants, which are subject to the terms and conditions of their respective plans, but no new grants will be made under these terminated plans.

McKESSON CORPORATION

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Information with respect to certain transactions with management is incorporated by reference from the Proxy Statement under the heading “Certain Relationships and Related Transactions.” Additional information regarding certain related party balances and transactions is included in the Financial Review section of this Annual Report on Form 10-K and Financial Note 24, “Related Party Balances and Transactions,” to the consolidated financial statements appearing in this Annual Report on Form 10‑K.

Item 14.	Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company's Independent Registered Public Accounting Firm for Fiscal 2014” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	52

Consolidated Statements of Operations for the years ended March 31, 2013, 2012 and 2011	53

Consolidated Statements of Comprehensive Income for the years ended March 31, 2013, 2012 and 2011	54

Consolidated Balance Sheets as of March 31, 2013 and 2012	55

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2013, 2012 and 2011	56

Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011	57

Financial Notes	58

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	112

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

MCKESSON CORPORATION

Date: May 7, 2013	/s/ Jeffrey C. Campbell
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

Date: May 7, 2013

McKESSON CORPORATION

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2013, 2012 and 2011
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2013
Allowances for doubtful accounts	$111	$28	$16	$(34)	$121
Other allowances	14	4	1	(4)	15
	$125	$32	$17	$(38)	$136

Year Ended March 31, 2012
Allowances for doubtful accounts	$124	$30	$—	$(43)	$111
Other allowances	16	5	—	(7)	14
	$140	$35	$—	$(50)	$125

Year Ended March 31, 2011
Allowances for doubtful accounts	$131	$18	$5	$(30)	$124
Other allowances	24	—	(2)	(6)	16
	$155	$18	$3	$(36)	$140

		2013	2012	2011
(1)	Deductions:
	Written off	$(38)	$(44)	$(36)
	Credited to other accounts	—	(6)	—
	Total	$(38)	$(50)	$(36)

(2)	Amounts shown as deductions from current and non-current receivables	$136	$125	$140

(3)	Primarily represents reclassifications from other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended July 27, 2011.	8-K	1-13252	3.2	August 2, 2011
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officer's Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	Officer's Certificate, dated as of March 5, 2007, and related Form of 2017 Note.	8-K	1-13252	4.2	March 5, 2007
4.5	Officer's Certificate, dated as of February 12, 2009, and related Form of 2014 Note and Form of 2019 Note.	8-K	1-13252	4.2	February 12, 2009
4.6	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2016 Note, Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.7	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.8	Officers' Certificate, dated as of December 4, 2012, and related Form of 2015 Note and Form of 2022 Note.	8-K	1-13252	4.2	December 4, 2012
4.9	Officer's Certificate, dated as of March 8, 2013, and related Form of 2018 Note and Form of 2023 Note.	8-K	1-13252	4.2	March 8, 2013
10.1*	McKesson Corporation 1999 Stock Option and Restricted Stock Plan, as amended through May 26, 2004.	10-K	1-13252	10.2	May 7, 2008

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.2*	McKesson Corporation 1997 Non-Employee Directors' Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004
10.3*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.4*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on October 24, 2008.	10-Q	1-13252	10.1	October 29, 2008
10.5*	McKesson Corporation Deferred Compensation Administration Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.6	May 13, 2005
10.6*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.7*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated October 24, 2008.	10-Q	1-13252	10.2	October 29, 2008
10.8*	McKesson Corporation Option Gain Deferral Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.8	May 13, 2005
10.9*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008
10.10*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.11†*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated as of April 23, 2013.	—	—	—	—
10.12*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.	10-Q	1-13252	10.2	February 1, 2011
10.13*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on April 21, 2010, effective July 28, 2010.	10-Q	1-13252	10.3	July 30, 2010
10.14*	Form of Statement of Terms and Conditions applicable to Awards under the McKesson Corporation 2005 Management Incentive Plan.	10-K	1-13252	10.3	July 26, 2012
10.15*	McKesson Corporation Long-Term Incentive Plan, as amended and restated effective May 26, 2010.	10-Q	1-13252	10.1	July 30, 2010
10.16*	Form of Statement and Terms and conditions applicable to Awards under the McKesson Corporation Long-Term Incentive Plan.	10-Q	1-13252	10.4	July 26, 2012
10.17*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.18*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.19	Amendment No. 1, dated as of May 16, 2012, to Fourth Amended and Restated Receivables Purchase Agreement and Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 18, 2011, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	1-13252	10.1	July 26, 2012
10.20
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
		10-Q	1-13252	10.1	October 25, 2011
10.21	Senior Bridge Term Loan Agreement, dated as of December 21, 2012, among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders.	8-K	1-13252	99.1	December 26, 2012
10.22*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008
10.23*	Letter dated March 27, 2012 relinquishing certain rights provided in the Amended and Restated Employment Agreement by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	April 2, 2012
10.24*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008
10.25*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—
21†	List of Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
24†	Power of Attorney.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

McKESSON CORPORATION

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
________________

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.
Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman of the Board,	Chairman of the Board,
President and Chief Executive Officer,	President and Chief Executive Officer,
McKesson Corporation	McKesson Corporation

Andy D. Bryant	Patrick J. Blake
Chairman of the Board,	Executive Vice President and Group President
Intel Corporation
Jeffrey C. Campbell
Wayne A. Budd	Executive Vice President and Chief Financial Officer
Senior Counsel,
Goodwin Procter LLP	Jorge L. Figueredo
Executive Vice President, Human Resources
Alton F. Irby III
Chairman and Founding Partner,	Paul C, Julian
London Bay Capital	Executive Vice President and Group President

M. Christine Jacobs	Laureen E. Seeger
Chairman of the Board, President and	Executive Vice President, General Counsel and
Chief Executive Officer,	Chief Compliance Officer
Theragenics Corporation
Randall N. Spratt
Marie L. Knowles	Executive Vice President, Chief Technology Officer and
Executive Vice President and	Chief Information Officer
Chief Financial Officer, Retired,
Atlantic Richfield Company	Brian S. Tyler
Executive Vice President, Corporate Strategy and Business
David M. Lawrence, M.D.	Development
Chairman of the Board and
Chief Executive Officer, Retired,	Nicholas A. Loiacono
Kaiser Foundation Health Plan, Inc. and	Vice President and Treasurer
Kaiser Foundation Hospitals
Nigel A. Rees
Edward A. Mueller	Vice President and Controller
Chairman of the Board and
Chief Executive Officer, Retired,	Willie C. Bogan
Qwest Communications International Inc.	Secretary

Jane E. Shaw, Ph.D.
Chairman of the Board, Retired, Intel Corporation;
Chairman of the Board and
Chief Executive Officer, Retired,
Aerogen, Inc.

McKESSON CORPORATION

CORPORATE INFORMATION
Common Stock
McKesson Corporation common stock is listed on the New York Stock Exchange (ticker symbol MCK) and is quoted in the daily stock tables carried by most newspapers.
Stockholder Information
Wells Fargo Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120-4100 acts as transfer agent, registrar, dividend-paying agent and dividend reinvestment plan agent for McKesson Corporation stock and maintains all registered stockholder records for the Company. For information about McKesson Corporation stock or to request replacement of lost dividend checks, stock certificates or 1099-DIVs, or to have your dividend check deposited directly into your checking or savings account, stockholders may call Wells Fargo Shareowner Services' telephone response center at (866) 614-9635. For the hearing impaired call (651) 450-4144. Wells Fargo Shareowner Services also has a website—www.wellsfargo.com/shareownerservices—that stockholders may use 24 hours a day to request account information.
Dividends and Dividend Reinvestment Plan
Dividends are generally paid on the first business day of January, April, July and October. McKesson Corporation's Dividend Reinvestment Plan offers stockholders the opportunity to reinvest dividends in common stock and to purchase additional shares of common stock. Stock in an individual's Dividend Reinvestment Plan is held in book entry at the Company's transfer agent, Wells Fargo Shareowner Services. For more information, or to request an enrollment form, call Wells Fargo Shareowner Services' telephone response center at (866) 614-9635. From outside the United States, call +1-651-450-4064.
Annual Meeting
McKesson Corporation's Annual Meeting of Stockholders will be held at 8:30 a.m. PDT, on Wednesday, July 31, 2013 at Parc 55 Hotel, Market Street Room, 55 Cyril Magnin St., San Francisco, CA 94102.