Form 10-Q
period 2013-06-30
MCKESSON CORP
filed 2013-07-25
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	June 30, 2013
Common stock, $0.01 par value	228,624,484 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2013	2012
Revenues	$32,208	$30,699
Cost of Sales	(30,288)	(29,138)
Gross Profit	1,920	1,561

Operating Expenses	(1,258)	(1,050)
Litigation Charges	(15)	(16)
Gain on Business Combination	—	81
Total Operating Expenses	(1,273)	(985)
Operating Income	647	576
Other Income, Net	6	8
Interest Expense	(59)	(56)
Income from Continuing Operations Before Income Taxes	594	528
Income Tax Expense	(174)	(149)
Income from Continuing Operations	420	379
Income from Discontinued Operations, Net of Tax	4	1
Net Income	$424	$380

Earnings Per Common Share
Diluted
Continuing operations	$1.81	$1.58
Discontinued operations	0.02	—
Total	$1.83	$1.58
Basic
Continuing operations	$1.84	$1.61
Discontinued operations	0.02	—
Total	$1.86	$1.61

Dividends Declared Per Common Share	$0.20	$0.20

Weighted Average Common Shares
Diluted	232	240
Basic	227	236

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2013	2012
Net Income	$424	$380

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments, net of income tax expense of $2 and $4	(61)	(41)

Unrealized gains on cash flow hedges, net of income tax expense of nil and nil	1	—

Retirement related benefit plans, net of income tax expense of $4 and $3	7	6
Other Comprehensive Loss, net of tax	(53)	(35)

Comprehensive Income	$371	$345

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$2,905	$2,456
Receivables, net	10,013	9,975
Inventories, net	10,332	10,335
Prepaid expenses and other	817	404
Total Current Assets	24,067	23,170
Property, Plant and Equipment, Net	1,333	1,321
Goodwill	6,262	6,405
Intangible Assets, Net	2,196	2,270
Other Assets	1,633	1,620
Total Assets	$35,491	$34,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$16,654	$16,108
Deferred revenue	1,155	1,359
Deferred tax liabilities	1,412	1,626
Current portion of long-term debt	352	352
Other accrued liabilities	1,908	1,912
Total Current Liabilities	21,481	21,357
Long-Term Debt	4,522	4,521
Other Noncurrent Liabilities	2,080	1,838
Commitments and Contingent Liabilities (Note 10)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2013 and March 31, 2013, 379 and 376 shares issued at June 30, 2013 and March 31, 2013	4	4
Additional Paid-in Capital	6,229	6,078
Retained Earnings	10,780	10,402
Accumulated Other Comprehensive Loss	(118)	(65)
Other	17	14
Treasury Shares, at Cost, 150 and 149 at June 30, 2013 and March 31, 2013	(9,504)	(9,363)
Total Stockholders’ Equity	7,408	7,070
Total Liabilities and Stockholders’ Equity	$35,491	$34,786

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2013	2012
Operating Activities
Net income	$424	$380
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	154	125
Other deferred taxes	98	270
Gain on business combination	—	(81)
Other non-cash items	32	37
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(145)	448
Inventories	(60)	(4)
Drafts and accounts payable	592	(933)
Deferred revenue	(107)	(84)
Taxes	33	(142)
Litigation settlement payments	(20)	(273)
Other	(285)	(295)
Net cash provided by (used in) operating activities	716	(552)

Investing Activities
Property acquisitions	(68)	(45)
Capitalized software expenditures	(32)	(33)
Acquisitions, less cash and cash equivalents acquired	(74)	(108)
Other	(10)	36
Net cash used in investing activities	(184)	(150)

Financing Activities
Proceeds from short-term borrowings	100	—
Repayments of short-term borrowings	(100)	(400)
Common stock transactions:
Issuances	50	43
Share repurchases, including shares surrendered for tax withholding	(127)	(53)
Dividends paid	(53)	(53)
Other	57	38
Net cash used in financing activities	(73)	(425)
Effect of exchange rate changes on cash and cash equivalents	(10)	(9)
Net increase (decrease) in cash and cash equivalents	449	(1,136)
Cash and cash equivalents at beginning of period	2,456	3,149
Cash and cash equivalents at end of period	$2,905	$2,013

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
The results of operations for the quarter ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 previously filed with the SEC on May 7, 2013 (“2013 Annual Report”).
Certain prior period amounts, which primarily relate to discontinued operations, have been reclassified to conform to the current period presentation. Refer to Financial Note 3, “Discontinued Operations,” for more information.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Balance Sheet Offsetting: In the first quarter of 2014, we adopted disclosure guidance on a retrospective basis related to the offsetting of assets and liabilities. The guidance requires an entity to disclose information about offsetting assets and liabilities for derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific GAAP criteria or subject to a master netting arrangement or similar agreement. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
Comprehensive Income: In the first quarter of 2014, we adopted disclosure guidance on a prospective basis related to the reporting of amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI"). The guidance requires disclosure of amounts reclassified out of AOCI by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted
Cumulative Translation Adjustments: In March 2013, amended guidance was issued for parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity.  The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.  Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in case of sale of an equity method investment that is a foreign entity.  The amended guidance is applicable to us effective in the first quarter of fiscal 2015. Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

2.	Business Combinations
On February 22, 2013, we acquired all of the outstanding shares of PSS World Medical, Inc. (“PSS World Medical”) of Jacksonville, Florida for $29.00 per share plus the assumption of PSS World Medical’s debt, or approximately $1.9 billion in aggregate, consisting of cash consideration of $1.3 billion, net of cash acquired, and the assumption of long-term debt with a fair value of $0.6 billion. The cash paid at acquisition was funded from cash on hand and the issuance of long-term debt. PSS World Medical markets and distributes medical products and services throughout the United States. The acquisition of PSS World Medical expands our existing Medical-Surgical business.
The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional)(1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Current assets, net of cash and cash equivalents acquired	$706	$6	$712
Goodwill	1,145	(13)	1,132
Intangible assets	557	21	578
Other long-term assets	183	—	183
Current liabilities	(376)	(1)	(377)
Current portion of long-term debt	(635)	—	(635)
Other long-term liabilities	(281)	(13)	(294)
Net assets acquired, less cash and cash equivalents	$1,299	$—	$1,299

(1)	As previously reported in our Form 10-K for the year ended March 31, 2013.
During the first quarter of 2014, the fair value measurements of assets acquired and liabilities assumed of PSS World Medical as of the acquisition date were refined. This refinement did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. These amounts are subject to change within the measurement period as our fair value assessments are finalized. Financial results for PSS World Medical have been included in the results of operations within our Medical-Surgical distribution and services business, which is part of our Distribution Solutions segment since the date of acquisition.
On April 6, 2012, we purchased the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California, for $90 million, which was funded from cash on hand.  We previously held a 50% ownership interest and were the primary tenant in this building.  This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 50% ownership interest to fair value and record the difference between the fair value and carrying value as a gain in the consolidated statements of operations.  The re-measurement to fair value resulted in a non-cash pre-tax gain of $81 million ($51 million after-tax), which was recorded as a gain on business combination within Corporate operating expenses in the consolidated statements of operations during the first quarter of 2013.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The total fair value of the net assets acquired was $180 million, which was allocated as follows: building and improvements of $113 million and land of $58 million, with the remainder allocated for settlement of our pre-existing lease and lease intangible assets. The fair value of the building and improvements was determined based on current market replacement costs less depreciation and unamortized tenant improvement costs, as well as, other relevant market information, which are considered to be Level 3 inputs under the fair value measurements and disclosure guidance. The building and improvements have a weighted average useful life of 30 years. The fair value of the land was determined using comparable sales of land within the surrounding market, which is considered to be a Level 2 input.
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
In the first quarter of 2014, we committed to a plan to sell our International Technology and our Hospital Automation businesses from our Technology Solutions segment and a small business from our Distribution Solutions segment. The results of operations and cash flows for these businesses are classified as discontinued operations for the three months ended June 30, 2013 and 2012 in our condensed consolidated financial statements.
A summary of results of discontinued operations is as follows:

	Quarter Ended June 30,
(In millions)	2013	2012
Revenues	$116	$99

Income from discontinued operations	$5	$3
Income tax expense	(1)	(2)
Income from discontinued operations, net of tax	$4	$1
The assets and liabilities of our discontinued operations are classified as held-for-sale effective June 30, 2013. All applicable assets of the businesses to be sold are included under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other accrued liabilities” within our condensed consolidated balance sheet at June 30, 2013. The carrying values of the assets and liabilities classified as held-for-sale were $445 million and $260 million at June 30, 2013.

4.	Income Taxes
As of June 30, 2013, we had $567 million of unrecognized tax benefits, of which $409 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $173 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We have received tax assessments of $98 million from the U.S. Internal Revenue Service (“IRS”) relating to 2003 through 2006. We disagree with a substantial portion of the tax assessments primarily relating to transfer pricing. We are pursuing administrative relief through the appeals process. We have also received assessments from the Canada Revenue Agency (“CRA”) for a total of $209 million related to transfer pricing for 2003 through 2008. Payments of most of the assessments to the CRA have been made to stop the accrual of interest. We have appealed the assessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2008. The trial between McKesson Canada Corporation and the CRA, argued in the Tax Court of Canada, concluded in early February 2012, and we are waiting for the decision. We continue to believe in the merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements. However, the final resolution of these issues could result in a significant increase or decrease to income tax expense.
The IRS is currently examining our U.S. corporation income tax returns for 2007 through 2009. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.
We report interest and penalties on tax deficiencies as income tax expense. We recognized an income tax expense of $3 million, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations during the first quarter of 2014. At June 30, 2013, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $134 million.

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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2013	2012
Income from continuing operations	$420	$379
Income from discontinued operations, net of tax	4	1
Net income	$424	$380

Weighted average common shares outstanding:
Basic	227	236
Effect of dilutive securities:
Options to purchase common stock	2	1
Restricted stock units	3	3
Diluted	232	240

Earnings per common share: (1)
Diluted
Continuing operations	$1.81	$1.58
Discontinued operations	0.02	—
Total	$1.83	$1.58
Basic
Continuing operations	$1.84	$1.61
Discontinued operations	0.02	—
Total	$1.86	$1.61

(1)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately 3 million and 5 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended June 30, 2013 and 2012, as they were anti-dilutive.

6.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2013	$4,413	$1,992	$6,405
Goodwill acquired	22	—	22
Amount reclassified to assets held-for-sale	(14)	(127)	(141)
Foreign currency translation adjustments and other	(9)	(15)	(24)
Balance, June 30, 2013	$4,412	$1,850	$6,262
As of June 30, 2013 and March 31, 2013, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	June 30, 2013				March 31, 2013
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	7	$1,776	$(710)	$1,066	$1,761	$(672)	$1,089
Service agreements	17	1,008	(129)	879	1,018	(114)	904
Trademarks and trade names	16	202	(47)	155	208	(46)	162
Technology	4	248	(201)	47	271	(207)	64
Other	6	86	(37)	49	89	(38)	51
Total		$3,320	$(1,124)	$2,196	$3,347	$(1,077)	$2,270
Amortization expense of intangible assets was $71 million and $48 million for the quarters ended June 30, 2013 and 2012. Estimated annual amortization expense of these assets is as follows: $279 million, $259 million, $227 million, $205 million and $188 million for 2014 through 2018 and $1,109 million thereafter. All intangible assets were subject to amortization as of June 30, 2013 and March 31, 2013.

7.	Debt and Financing Activities
Accounts Receivable Sales Facility
In May 2013, we extended our existing accounts receivable sales facility (the “Facility”) for a six month period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The extended Facility will expire in November 2013.
During the first quarter of 2014, we borrowed and repaid $100 million of short-term borrowings under the Facility. At June 30, 2013, there were no short-term borrowings and related securitized accounts receivable outstanding under the Facility. During the first quarter of 2013, there were no borrowings under the Facility and we repaid $400 million of short-term borrowings which were borrowed in 2012.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At June 30, 2013 and March 31, 2013, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first quarters of 2014 and 2013. As of June 30, 2013 and March 31, 2013, there were no amounts outstanding under this facility.

8.	Hedging Activities
In 2012, we entered into a number of forward contracts to hedge Canadian dollar denominated cash flows. These contracts mature over a period of eight years, ending in 2020, and have been designated for hedge accounting. Accordingly, changes in the fair values of these contracts are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. At June 30, 2013 and March 31, 2013, the gross notional values of these contracts, designated for hedge accounting, were $503 million. No amounts were reclassified to earnings in the quarters ended June 30, 2013 and 2012.
In the first quarter of 2013, we settled a forward contract to hedge British pound denominated cash flows with a gross notional value of $151 million. In the third quarter of 2013, we entered into an additional forward contract to hedge a separately identifiable Canadian dollar denominated cash flow with a notional value of $177 million. This contract was renewed and was settled on its maturity in the first quarter of 2014. Neither of these contracts was designated for hedge accounting and accordingly, changes in the fair values of these contracts were recorded directly in earnings.  At June 30, 2013 and March 31, 2013, the gross notional value of the Canadian dollar contract was nil and $172 million.  Amounts recorded to earnings were not material for the quarters ended June 30, 2013 and 2012.
Refer to Financial Note 9, "Fair Value Measurements," for more information on these recurring fair value measurements.

9.	Fair Value Measurements
At June 30, 2013 and March 31, 2013, the carrying amounts of cash, cash equivalents, restricted cash, marketable securities receivables, drafts and accounts payable and other current liabilities generally approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $4.9 billion and $5.2 billion at June 30, 2013 and $4.9 billion and $5.5 billion at March 31, 2013. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at June 30, 2013 and March 31, 2013 were investments in money market funds, time deposits, Canadian government securities and repurchase agreements of $2.5 billion and $1.6 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. The fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheet.  Fair values for our foreign currency hedges were not material at June 30, 2013 and March 31, 2013.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters ended June 30, 2013 and 2012.

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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2013 Annual Report on Form 10-K are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
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
The Ohio Action
On May 1, 2013, an action was filed in the United States District Court for the Northern District of California by several Ohio health benefit programs against the Company asserting claims under the federal and Ohio RICO statutes, and seeking damages, treble damages, attorneys’ fees, and costs of suit, all in unspecified amounts, Ohio v. McKesson Corporation, et al., (CV-13-2000-SI). The Company has not yet responded to the complaint.
The Hawaii Action
On May 21, 2013, pursuant to the parties’ previously reported settlement agreement, the court entered an order dismissing with prejudice the claims asserted against the Company in the action filed in Hawaii state court by the State of Hawaii against the Company and FDB, State of Hawaii v. McKesson Corporation, et al., (10-1-2411-11-GWBC).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Shareholder Derivative Action
On June 14, 2013, a plaintiff filed, subject to court approval, a notice of voluntary dismissal, with prejudice as to himself and without prejudice as to the Company and any other shareholder, of the previously reported derivative action filed in California Superior Court, San Francisco County, by a shareholder purportedly on behalf of the Company against certain past and present officers and directors of the Company, alleging that they breached their fiduciary duties and wasted Company assets by failing to prevent the underlying conduct that resulted in the Company’s AWP litigation, Daniel Himmel v. John Hammergren et al., (12-524074). The court has not yet entered an order approving dismissal of this derivative action.
The Arizona Action
On July 17, 2013, the court denied the Company's motion to dismiss in the previously reported action filed in Arizona state court by the State of Arizona against the Company, State of Arizona ex rel. Thomas Horne v. McKesson Corporation, (No. CV2012-013707). Discovery is ongoing. No trial date has been set.
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Following our most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, the Company recorded pre-tax charges of $15 million and $16 million during the first quarters of 2014 and 2013. Pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, are recorded in our Distribution Solutions segment. The Company’s AWP litigation reserve is included in other current liabilities in the condensed consolidated balance sheets. In view of the number of outstanding cases and expected future claims, and the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.
The following is the activity related to the AWP litigation reserve for the quarters ended June 30, 2013 and 2012:

	Quarter Ended June 30,
(In millions)	2013	2012
AWP litigation reserve at beginning of period	$42	$453
Charges incurred	15	16
Payments made	(20)	(273)
AWP litigation reserve at end of period	$37	$196
II. Other Litigation and Subpoenas
On July 9, 2013, the court entered an order granting preliminary approval of the Company's previously reported settlement in the action filed in Florida state court, Baltimore County Employees' Retirement System v. Gary Corless, et al, (No. 16-2012-CA-013015), and ordered that notice be sent to PSS World Medical shareholders. A final settlement approval hearing has been set for September 19, 2013.
From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such requests and investigations are included in the Company's 2013 Annual Report on Form 10-K, and include in the first quarter of 2014, subpoenas from the U.S. Drug Enforcement Agency to certain of the Company's Pharmaceutical distribution facilities seeking information and records about the Company's distribution of certain controlled substances. The Company is currently responding to these requests.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

11.	Stockholders’ Equity
Each share of the Company’s outstanding common stock is permitted one vote on proposals presented to stockholders and is entitled to share equally in any dividends declared by the Company’s Board of Directors (the “Board”).
In July 2013, the Company’s quarterly dividend was raised from $0.20 to $0.24 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
In March 2013, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $150 million of the Company’s common stock. As of March 31, 2013, we had received 1.2 million shares representing the minimum number of shares due under this program.  This program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this program was 1.4 million shares at an average price per share of $107.63.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at June 30, 2013.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss), net of tax, by component are as follows:

	Quarter Ended June 30,
(In millions)	2013	2012
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax expense of $2 and $4	$(61)	$(41)

Unrealized gains on cash flow hedges
Unrealized gains on cash flow hedges arising during period, net of income tax expense of nil and nil	1	—

Changes in retirement-related benefit plans
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax (benefit) of ($4) and ($3) (1)	7	5
Foreign currency translation adjustments, net of income tax expense of nil and nil	—	1
	7	6

Other Comprehensive Loss, net of tax	$(53)	$(35)

(1)
Pre-tax amount reclassified into cost of sales and operating expenses in the condensed consolidated statements of operations. The related tax expense (benefit) was reclassified into income tax expense in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges, Net of Tax	Unrealized Net Loss and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$136	$(5)	$(196)	$(65)

Other comprehensive income (loss) before reclassifications	(61)	1	—	(60)
Amounts reclassified to earnings	—	—	7	7
Other comprehensive income (loss)	(61)	1	7	(53)
Balance at June 30, 2013	$75	$(4)	$(189)	$(118)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

12.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2013	2012
Revenues
Distribution Solutions (1)
Direct distribution & services	$23,032	$21,301
Sales to customers’ warehouses	4,448	5,347
Total U.S. pharmaceutical distribution & services	27,480	26,648
Canada pharmaceutical distribution & services	2,566	2,517
Medical-Surgical distribution & services	1,357	795
Total Distribution Solutions	31,403	29,960
Technology Solutions
Services	661	594
Software	123	118
Hardware	21	27
Total Technology Solutions	805	739
Total Revenues	$32,208	$30,699

Operating profit
Distribution Solutions (2)	$619	$500
Technology Solutions	119	90
Total	738	590
Corporate Expenses, Net (3)	(85)	(6)
Interest Expense	(59)	(56)
Income Before Income Taxes from Continuing Operations	$594	$528

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)	Operating profit for the first quarters of 2014 and 2013 includes AWP litigation charges of $15 million and $16 million, which were recorded in operating expenses.

(3)
Corporate expenses for the first quarter of 2013 are net of an $81 million pre-tax gain on business combination related to the acquisition of the remaining 50% ownership interest in our corporate headquarters building.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our 2013 Annual Report on Form 10-K.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Results of Operations
Financial Overview:

(In millions, except per share amounts)	Quarter Ended June 30,
	2013	2012	Change
Revenues	$32,208	$30,699	5%

Gain on Business Combination	$—	$81	NM

Income from Continuing Operations Before Income Taxes	$594	$528	13%
Income Tax Expense	(174)	(149)	17
Income from Continuing Operations	420	379	11
Income from Discontinued Operations, Net of Tax	4	1	300
Net Income	$424	$380	12

Diluted Earnings Per Common Share
Continuing Operations	$1.81	$1.58	15%
Discontinued Operations	0.02	—	—
Total	$1.83	$1.58	16

Weighted Average Diluted Common Shares	232	240	(3)%
NM – not meaningful
Revenues for the first quarter of 2014 increased 5% to $32.2 billion compared to the same period a year ago primarily reflecting market growth, which includes growing drug utilization and price increases, our fourth quarter 2013 acquisition of PSS World Medical, Inc. (“PSS World Medical”) (as described under the caption “Business Combinations”) and expanded volume with existing customers. These increases were partially offset by price deflation associated with brand to generic drug conversion.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Income from continuing operations before income taxes for the first quarter of 2014 increased 13% to $594 million primarily due to higher operating profit in both of our operating segments. Operating profit benefited from higher revenues and gross profit margin and our acquisition of PSS World Medical, partially offset by higher operating expenses to support our revenue growth. In addition, results for the first quarter of 2013 benefited from a non-cash $81 million pre-tax gain ($51 million after-tax) on a business combination associated with the purchase of the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California.
In the first quarter of 2014, we committed to a plan to sell our International Technology and Hospital Automation businesses from our Technology solutions segment and a small business from our Distributions Solutions segment, and accordingly, financial results for these businesses have been presented as discontinued operations. Diluted earnings per common share from discontinued operations for the first quarter of 2014 was $0.02 compared to nil for the same period a year ago.
Net income for the first quarter of 2014 increased 12% to $424 million compared to the same period a year ago. Diluted earnings per common share for the first quarter of 2014 increased 16% to $1.83 compared to the same period a year ago. Diluted earnings per common share for the first quarter of 2014 also benefited from the cumulative effect of our stock repurchases.
Revenues:

	Quarter Ended June 30,
(Dollars in millions)	2013	2012	Change
Distribution Solutions
Direct distribution & services	$23,032	$21,301	8%
Sales to customers’ warehouses	4,448	5,347	(17)
Total U.S. pharmaceutical distribution & services	27,480	26,648	3
Canada pharmaceutical distribution & services	2,566	2,517	2
Medical-Surgical distribution & services	1,357	795	71
Total Distribution Solutions	31,403	29,960	5
Technology Solutions
Services	661	594	11
Software	123	118	4
Hardware	21	27	(22)
Total Technology Solutions	805	739	9
Total Revenues	$32,208	$30,699	5
Revenues for the first quarter of 2014 increased compared to the same period a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues.
Direct distribution and services revenues increased primarily due to market growth, which includes growing drug utilization and price increases, expanded volume with existing customers and new customers. These increases were partially offset by price deflation associated with brand to generic drug conversions.
Sales to customers’ warehouses decreased primarily due to a shift of revenues to direct distribution and services, including a customer transition, and loss of a customer.
Canadian pharmaceutical distribution and services revenues increased for the first quarter of 2014 compared to the same period a year ago. Excluding an unfavorable foreign currency exchange rate fluctuation of 1%, Canadian revenues increased 3% primarily due to market growth, a new customer and one additional sales day, partially offset by government imposed price reduction for generic pharmaceuticals in certain provinces.
Medical-Surgical distribution and services revenues increased primarily due to our acquisition of PSS World Medical and market growth.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Technology Solutions revenues increased primarily due to a small business acquisition, higher volume of claims processing and more sales and installation of our software products.
Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2013	2012	Change
Gross Profit
Distribution Solutions	$1,520	$1,215	25%
Technology Solutions	400	346	16
Total	$1,920	$1,561	23
Gross Profit Margin
Distribution Solutions	4.84%	4.06%	78	bp
Technology Solutions	49.69	46.82	287
Total	5.96	5.08	88
bp - basis points
Gross profit and gross profit margin increased for the first quarter compared to the same period a year ago for both of our segments.
Distribution Solutions segment’s gross profit margin increased primarily due to our acquisition of PSS World Medical, increased sales of higher margin generic drugs, an increase in buy margin and a lower proportion of revenues within the segment attributed to sales to customers’ warehouses. These increases were partially offset by a decrease in sell margin. Buy margin primarily reflects volume and timing of compensation from branded pharmaceutical manufacturers.
Our Distribution Solutions segment uses the last-in-first-out (“LIFO”) method of accounting for the majority of its inventories which results in cost of sales that more closely reflects replacement cost. The practice in the Distribution Solutions segment's distribution and services business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses.  A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
From 2005 through 2011, we experienced net price deflation and in 2012 and 2013, we experienced net price inflation in our pharmaceutical inventories.  As a result of this cumulative net price deflation, at March 31, 2013,  pharmaceutical inventories at LIFO were $60 million more than market and, accordingly, a $60 million lower-of-cost or market (“LCM”) reserve reduced inventories to market.  In 2014, we anticipate continued net inflation in our pharmaceutical inventories and as a result, we anticipate recording LIFO charges to cost of sales, net of the $60 million LCM reserve release as early as the second quarter of 2014. As of June 30, 2013, the LCM reserve was $23 million.
Technology Solutions segment’s gross profit margin increased primarily due to changes in product and service mix.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses and Other Income, Net:

	Quarter Ended June 30,
(Dollars in millions)	2013	2012	Change
Operating Expenses
Distribution Solutions (1)	$905	$719	26%
Technology Solutions	281	257	9
Corporate (2)	87	9	867
Total	$1,273	$985	29

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.88%	2.40%	48	bp
Technology Solutions	34.91	34.78	13
Total	3.95	3.21	74

Other Income, Net
Distribution Solutions	$4	$4	—
Technology Solutions	—	1	—
Corporate	2	3	(33)
Total	$6	$8	(25)

(1)	Operating expenses for the first quarters of 2014 and 2013 include AWP litigation charges of $15 million and $16 million.

(2)	Corporate expenses for the first quarter of 2013 are net of an $81 million pre-tax gain on business combination.
Operating expenses and operating expenses as a percentage of revenues increased for the first quarter of 2014 compared to the same period a year ago primarily due to our PSS World Medical acquisition and due to the prior year $81 million pre-tax gain on business combination.
Operating expenses include a charge of $13 million for acquisition expenses and related adjustments during the first quarter of 2014 compared to a net credit of $79 million for the first quarter of 2013. Expenses in the first quarter of 2014 were primarily related to our integration of PSS World Medical. The net credit for the first quarter of 2013 was primarily due to the $81 million pre-tax gain on business combination.
During the first quarter of 2014, amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company increased by $23 million compared to a year ago primarily reflecting our PSS World Medical acquisition. Amortization expense by segment was as follows:

	Quarter Ended June 30,
(In millions)	2013	2012
Distribution Solutions	$54	$36
Technology Solutions	17	12
Total	$71	$48
Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to our PSS World Medical acquisition.
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to a small business acquisition and our continued investment in research and development activities.
Corporate expenses for the first quarter of 2014 increased primarily due to the prior year $81 million gain on business combination.
Other income, net for 2014 approximated prior year.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended June 30,
(Dollars in millions)	2013	2012	Change
Segment Operating Profit (1)
Distribution Solutions (2)	$619	$500	24%
Technology Solutions	119	90	32
Subtotal	738	590	25
Corporate Expenses, Net (3)	(85)	(6)	1,317
Interest Expense	(59)	(56)	5
Income from Continuing Operations Before Income Taxes	$594	$528	13

Segment Operating Profit Margin
Distribution Solutions	1.97%	1.67%	30	bp
Technology Solutions	14.78	12.18	260

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

(2)	Operating profit for the first quarters of 2014 and 2013 includes AWP litigation charges of $15 million and $16 million, which were recorded in operating expenses.

(3)	Corporate expenses for the first quarter of 2013 are net of an $81 million pre-tax gain on business combination.
Operating profit margin for our Distribution Solutions and Technology Solutions segments increased for the first quarter of 2014 primarily due to an increase in gross profit margin, partially offset by higher operating expenses as a percentage of revenues.
Corporate expenses, net of other income for the first quarter of 2014 increased primarily due to the prior year $81 million gain on business combination.
Interest Expense: Interest expense for the first quarter of 2014 increased slightly primarily due to the issuance of $1.8 billion of notes in 2013, partially offset by the repayment of $500 million of the current portion of our long-term debt in March 2013. Interest rates on the notes issued in 2013 were substantially lower than the interest rate on the debt repaid in March 2013.
Income Taxes: Our reported income tax rates for the first quarters of 2014 and 2013 were 29.3% and 28.2%. Fluctuations in our reported income tax rates are primarily due to changes within our estimated business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, and discrete tax items. Income tax expense for the first quarters of 2014 and 2013 included discrete tax benefits of $5 million and $17 million.
Income from Continuing Operations: Income from continuing operations was $420 million and $379 million for the first quarters of 2014 and 2013, or $1.81 and $1.58 per diluted common share. Income from continuing operations and diluted earnings per common share from continuing operations for the first quarters of 2014 and 2013 include after-tax charges of $9 million and$10 million, or $0.04 and $0.04 per diluted share due to the AWP litigation. Income from continuing operations and diluted earnings per common share from continuing operations for the first quarter of 2013 include an after-tax credit of $51 million, or $0.21 per diluted share, due to the gain on business combination.
Income from Discontinued Operations: Income from discontinued operations, net of tax, was $4 million and $1 million for the first quarters of 2014 and 2013.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 232 million and 240 million for the first quarters of 2014 and 2013. The decrease in the number of weighted average diluted common shares outstanding primarily reflects the cumulative effect of our share repurchases during the last twelve months, partially offset by exercises of share-based awards.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Business Combinations
On February 22, 2013, we acquired all of the outstanding shares of PSS World Medical of Jacksonville, Florida for $29.00 per share plus the assumption of PSS World Medical’s debt, or approximately $1.9 billion in aggregate, consisting of cash consideration of $1.3 billion, net of cash acquired, and the assumption of long-term debt with a fair value of $0.6 billion. The cash paid at acquisition was funded from cash on hand and the issuance of long-term debt. PSS World Medical markets and distributes medical products and services throughout the United States. The acquisition of PSS World Medical expands our existing Medical-Surgical business.
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
Financial Condition, Liquidity and Capital Resources
We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable sales facility, the revolving credit facility and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time-to-time, we may access the long-term debt capital markets to discharge our other liabilities.
Operating activities generated cash of $716 million and utilized cash of $552 million during the first quarters of 2014 and 2013. Operating activities for the first quarters of 2014 and 2013 include $20 million and $273 million of payments made for AWP litigation settlements. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements. Operating activities for the first quarter of 2014 benefited from an increase in days payable outstanding due to our mix of payables.
Investing activities utilized cash of $184 million and $150 million during the first quarters of 2014 and 2013. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software.
Financing activities utilized cash of $73 million and $425 million during the first quarters of 2014 and 2013. Financing activities for the first quarter of 2014 include cash receipts and payments of $100 million for short-term borrowings. Financing activities for the first quarter of 2013 include $400 million of cash paid for repayment of short-term borrowings. Additionally, financing activities for the first quarters of 2014 and 2013 included $127 million and $53 million of cash paid for stock repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

In March 2013, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $150 million of the Company’s common stock. As of March 31, 2013, we had received 1.2 million shares representing the minimum number of shares due under this program.  This program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this program was 1.4 million shares at an average price per share of $107.63.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at June 30, 2013.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2013	March 31, 2013
Cash and cash equivalents	$2,905	$2,456
Working capital	2,586	1,813
Debt, net of cash and cash equivalents	1,969	2,417
Debt to capital ratio (1)	39.7%	40.8%
Net debt to net capital employed (2)	21.0	25.5
Return on stockholders’ equity (3)	18.6	18.3

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
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
Our cash and cash equivalents balance as of June 30, 2013 included approximately $1.5 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our ratio of net debt to net capital employed decreased in 2014 primarily due to an increase in cash and cash equivalents.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

In July 2013, the Company’s quarterly dividend was raised from $0.20 to $0.24 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents, as well as, short-term borrowings under the accounts receivable sales facility, revolving credit facility and from commercial paper issuances.
Accounts Receivable Sales Facility
In May 2013, we extended our existing accounts receivable sales facility (the “Facility”) for a six month period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The extended Facility will expire in November 2013.
During the first quarter of 2014, we borrowed and repaid $100 million of short-term borrowings under the Facility. At June 30, 2013, there were no short-term borrowings and related securitized accounts receivable outstanding under the Facility. During the first quarter of 2013, there were no borrowings under the Facility and we repaid $400 million of short-term borrowings which were borrowed in 2012.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first quarters of 2014 and 2013. As of June 30, 2013 and March 31, 2013, there were no amounts outstanding under this facility.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating this ratio, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of June 30, 2013 and March 31, 2013, we were in compliance with our financial covenants.
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
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2013 Annual Report on Form 10-K.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 10, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2013 Annual Report on Form 10-K.

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
In March 2013, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $150 million of the Company’s common stock. As of March 31, 2013, we had received 1.2 million shares representing the minimum number of shares due under this program.  This program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this program was 1.4 million shares at an average price per share of $107.63.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at June 30, 2013.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the first quarter of 2014.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2013 – April 30, 2013	0.2	$107.63	0.2	$340
May 1, 2013 – May 31, 2013	—	—	—	340
June 1, 2013 – June 30, 2013	—	—	—	340
Total	0.2		0.2	340

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
10.1
Amendment No. 2, dated as of May 15, 2013, and Amendment No. 1, dated as of May 16, 2012, to Fourth Amended and Restated Receivables Purchase Agreement and Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 18, 2011, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and JP Morgan Chase Bank, N.A., as collateral agent.

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	July 25, 2013	/s/ Nigel A. Rees
Nigel A. Rees
Interim Chief Financial Officer, Vice President and Controller