Form 10-Q
period 2013-09-30
MCKESSON CORP
filed 2013-10-24
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2013
Common stock, $0.01 par value	229,710,959 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues	$32,954	$29,755	$65,162	$60,454
Cost of Sales	(30,945)	(28,072)	(61,233)	(57,210)
Gross Profit	2,009	1,683	3,929	3,244

Operating Expenses	(1,295)	(1,033)	(2,553)	(2,083)
Litigation Charges	(35)	(44)	(50)	(60)
Gain on Business Combination	—	—	—	81
Total Operating Expenses	(1,330)	(1,077)	(2,603)	(2,062)
Operating Income	679	606	1,326	1,182
Other Income, Net	9	10	15	18
Interest Expense	(59)	(55)	(118)	(111)
Income from Continuing Operations Before Income Taxes	629	561	1,223	1,089
Income Tax Expense	(213)	(162)	(387)	(311)
Income from Continuing Operations	416	399	836	778
Income (Loss) from Discontinued Operations, Net of Tax	(12)	2	(8)	3
Net Income	$404	$401	$828	$781

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$1.79	$1.66	$3.60	$3.24
Discontinued operations	(0.05)	0.01	(0.04)	0.01
Total	$1.74	$1.67	$3.56	$3.25
Basic
Continuing operations	$1.82	$1.69	$3.67	$3.30
Discontinued operations	(0.06)	0.01	(0.04)	0.01
Total	$1.76	$1.70	$3.63	$3.31

Dividends Declared Per Common Share	$0.24	$0.20	$0.44	$0.40

Weighted Average Common Shares
Diluted	233	240	232	240
Basic	229	236	228	236

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net Income	$404	$401	$828	$781

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustments, net of income tax expense (benefit) of $22, ($2), $24 and $2	100	71	39	30

Unrealized gains (losses) on cash flow hedges, net of income tax expense of nil, nil, nil and nil	(2)	2	(1)	2

Retirement-related benefit plans, net of income tax expense of $3, $2, $7 and $5	4	3	11	9
Other Comprehensive Income, Net of Tax	102	76	49	41

Comprehensive Income	$506	$477	$877	$822

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$2,960	$2,456
Receivables, net	10,321	9,975
Inventories, net	10,484	10,335
Prepaid expenses and other	780	404
Total Current Assets	24,545	23,170
Property, Plant and Equipment, Net	1,348	1,321
Goodwill	6,323	6,405
Intangible Assets, Net	2,150	2,270
Other Assets	1,581	1,620
Total Assets	$35,947	$34,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$16,435	$16,108
Deferred revenue	1,056	1,359
Deferred tax liabilities	1,529	1,626
Current portion of long-term debt	353	352
Other accrued liabilities	2,006	1,912
Total Current Liabilities	21,379	21,357
Long-Term Debt	4,521	4,521
Other Noncurrent Liabilities	2,058	1,838
Commitments and Contingent Liabilities (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2013 and March 31, 2013, 380 and 376 shares issued at September 30, 2013 and March 31, 2013	4	4
Additional Paid-in Capital	6,357	6,078
Retained Earnings	11,130	10,402
Accumulated Other Comprehensive Loss	(16)	(65)
Other	19	14
Treasury Shares, at Cost, 150 and 149 at September 30, 2013 and March 31, 2013	(9,505)	(9,363)
Total Stockholders’ Equity	7,989	7,070
Total Liabilities and Stockholders’ Equity	$35,947	$34,786

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2013	2012
Operating Activities
Net income	$828	$781
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	316	252
Deferred taxes	152	398
Share-based compensation expense	73	82
Gain on business combination	—	(81)
Other non-cash items	62	21
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(390)	211
Inventories	(235)	19
Drafts and accounts payable	347	(624)
Deferred revenue	(211)	178
Taxes	6	(118)
Litigation charges	50	60
Litigation settlement payments	(20)	(438)
Other	(165)	(282)
Net cash provided by operating activities	813	459

Investing Activities
Property acquisitions	(131)	(83)
Capitalized software expenditures	(66)	(75)
Acquisitions, less cash and cash equivalents acquired	(116)	(251)
Other	39	58
Net cash used in investing activities	(274)	(351)

Financing Activities
Proceeds from short-term borrowings	150	1,125
Repayments of short-term borrowings	(150)	(1,525)
Common stock transactions:
Issuances	119	80
Share repurchases, including shares surrendered for tax withholding	(128)	(53)
Dividends paid	(99)	(100)
Other	71	40
Net cash used in financing activities	(37)	(433)
Effect of exchange rate changes on cash and cash equivalents	2	7
Net increase (decrease) in cash and cash equivalents	504	(318)
Cash and cash equivalents at beginning of period	2,456	3,149
Cash and cash equivalents at end of period	$2,960	$2,831

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
The results of operations for the quarter and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 previously filed with the SEC on May 7, 2013 (“2013 Annual Report”).
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
Comprehensive Income: In the first quarter of 2014, we adopted disclosure guidance on a prospective basis related to the reporting of amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI”). The guidance requires disclosure of amounts reclassified out of AOCI by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted
Cumulative Translation Adjustments: In March 2013, amended guidance was issued for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity.  The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in case of sale of an equity method investment that is a foreign entity.  The amended guidance is applicable to us effective in the first quarter of fiscal 2015. Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

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
The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional)(1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Current assets, net of cash and cash equivalents acquired	$706	$5	$711
Goodwill	1,145	(12)	1,133
Intangible assets	557	11	568
Other long-term assets	183	—	183
Current liabilities	(376)	(4)	(380)
Current portion of long-term debt	(635)	—	(635)
Other long-term liabilities	(281)	—	(281)
Net assets acquired, less cash and cash equivalents	$1,299	$—	$1,299

(1)	As previously reported in our Form 10-K for the year ended March 31, 2013.
During the first six months of 2014, the fair value measurements of assets acquired and liabilities assumed of PSS World Medical as of the acquisition date were refined. This refinement did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. These amounts are subject to change within the measurement period as our fair value assessments are finalized. Financial results for PSS World Medical have been included in the results of operations within our Medical-Surgical distribution and services business, which is part of our Distribution Solutions segment since the date of acquisition.
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
In the first quarter of 2014, we committed to a plan to sell our International Technology and our Hospital Automation businesses from our Technology Solutions segment and a small business from our Distribution Solutions segment. The results of operations and cash flows for these businesses are classified as discontinued operations for the quarter and six months ended September 30, 2013 and 2012 in our condensed consolidated financial statements.
In October 2013, we entered into an agreement to sell our Hospital Automation business for $52 million, which approximates the business’ net book value. We expect the sale to be completed in the third quarter of 2014.
A summary of results of discontinued operations is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2013	2012	2013	2012
Revenues	$110	$95	$226	$194

Income (loss) from discontinued operations	$(18)	$5	$(13)	$8
Income tax (expense) benefit	6	(3)	5	(5)
Income (loss) from discontinued operations, net of tax	$(12)	$2	$(8)	$3
The assets and liabilities of our discontinued operations were classified as held-for-sale effective June 30, 2013. All applicable assets of the businesses to be sold are included under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other accrued liabilities” within our condensed consolidated balance sheet at September 30, 2013. The carrying values of the assets and liabilities classified as held-for-sale were $439 million and $257 million at September 30, 2013.

4.	Sale of an Equity Investment
In September 2013, we completed the sale of our 49% equity interest in Nadro, S.A. de C.V. (“Nadro”). Under the terms of the agreement, we received $41 million in total cash consideration. There was no material gain or loss on the disposition based on the adjusted net realizable value of the investment at the time of the sale. Prior to the sale, our investment in Nadro was accounted for under the equity method of accounting within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

5.	Income Taxes
As of September 30, 2013, we had $567 million of unrecognized tax benefits, of which $411 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $173 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
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
We report interest and penalties on tax deficiencies as income tax expense. At September 30, 2013, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $137 million. We recognized an income tax expense of $3 million and $6 million, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations during the second quarter and first six months of 2014.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Income from continuing operations	$416	$399	$836	$778
Income (loss) from discontinued operations, net of tax	(12)	2	(8)	3
Net income	$404	$401	$828	$781

Weighted average common shares outstanding:
Basic	229	236	228	236
Effect of dilutive securities:
Options to purchase common stock	2	1	1	1
Restricted stock units	2	3	3	3
Diluted	233	240	232	240

Earnings (loss) per common share: (1)
Diluted
Continuing operations	$1.79	$1.66	$3.60	$3.24
Discontinued operations	(0.05)	0.01	(0.04)	0.01
Total	$1.74	$1.67	$3.56	$3.25
Basic
Continuing operations	$1.82	$1.69	$3.67	$3.30
Discontinued operations	(0.06)	0.01	(0.04)	0.01
Total	$1.76	$1.70	$3.63	$3.31

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately 1 million and 2 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended September 30, 2013 and 2012 and 3 million and 5 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the six months ended September 30, 2013 and 2012, as they were anti-dilutive.

7.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance at March 31, 2013	$4,413	$1,992	$6,405
Goodwill acquired	48	—	48
Amount reclassified to assets held-for-sale	—	(127)	(127)
Foreign currency translation adjustments and other	5	(8)	(3)
Balance at September 30, 2013	$4,466	$1,857	$6,323
As of September 30, 2013 and March 31, 2013, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding intangible assets is as follows:

	September 30, 2013				March 31, 2013
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	7	$1,794	$(758)	$1,036	$1,761	$(672)	$1,089
Service agreements	17	1,009	(145)	864	1,018	(114)	904
Trademarks and trade names	16	205	(51)	154	208	(46)	162
Technology	4	215	(166)	49	271	(207)	64
Other	6	85	(38)	47	89	(38)	51
Total		$3,308	$(1,158)	$2,150	$3,347	$(1,077)	$2,270
Amortization expense of intangible assets was $70 million and $141 million for the quarter and six months ended September 30, 2013 and $47 million and $95 million for the quarter and six months ended September 30, 2012. Estimated annual amortization expense of these assets is as follows: $281 million, $261 million, $230 million, $208 million and $190 million for 2014 through 2018 and $1,121 million thereafter. All intangible assets were subject to amortization as of September 30, 2013 and March 31, 2013.

8.	Debt and Financing Activities
Accounts Receivable Sales Facility
In May 2013, we extended our existing accounts receivable sales facility (the “Facility”) for a six month period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The extended Facility will expire in November 2013. We anticipate renewing the Facility before expiration.
During the first six months of 2014, we borrowed and repaid $150 million of short-term borrowings under the Facility. At September 30, 2013, there were no short-term borrowings and related securitized accounts receivable outstanding under the Facility. During the first quarter of 2013, we repaid $400 million of short-term borrowings under the Facility using cash on hand. During the second quarter of 2013, there were a total of $1,125 million of short-term borrowings under the Facility, all of which were repaid in the same quarter using cash on hand. At March 31, 2013, there were no short-term borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At September 30, 2013 and March 31, 2013, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2014 and 2013. As of September 30, 2013 and March 31, 2013, there were no amounts outstanding under this facility.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

9.	Hedging Activities
In 2012, we entered into a number of forward contracts to hedge Canadian dollar denominated cash flows. These contracts mature over a period of eight years, ending in 2020, and have been designated for hedge accounting. Accordingly, changes in the fair values of these contracts are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. At September 30, 2013 and March 31, 2013, the gross notional values of these contracts, designated for hedge accounting, were $503 million. No amounts were reclassified to earnings in the quarters and six months ended September 30, 2013 and 2012.
In the first quarter of 2013, we settled a forward contract to hedge British pound denominated cash flows with a gross notional value of $151 million. In the third quarter of 2013, we entered into an additional forward contract to hedge a separately identifiable Canadian dollar denominated cash flow with a notional value of $177 million. This contract was renewed and was settled on its maturity in the first quarter of 2014. In the second quarter of 2014, we entered into and settled a forward contract to hedge Mexican peso denominated cash flows related to our sale of Nadro with a gross notional value of $41 million. None of these contracts were designated for hedge accounting and, accordingly, changes in the fair values of these contracts were recorded directly in earnings.  Amounts recorded to earnings were not material for the quarters and six months ended September 30, 2013 and 2012. At September 30, 2013 and March 31, 2013, the gross notional value of the these contracts were nil and $172 million.
Refer to Financial Note 10, “Fair Value Measurements,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for more information on these recurring fair value measurements.

10.	Fair Value Measurements
At September 30, 2013 and March 31, 2013, the carrying amounts of cash, cash equivalents, restricted cash, marketable securities receivables, drafts and accounts payable and other current liabilities generally approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $4.9 billion and $5.2 billion at September 30, 2013 and $4.9 billion and $5.5 billion at March 31, 2013. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Cash and cash equivalents at September 30, 2013 and March 31, 2013 included investments in money market funds, time deposits and repurchase agreements of $2.6 billion and $1.6 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. The fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheet.  Fair values for our foreign currency hedges were not material at September 30, 2013 and March 31, 2013.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and six months ended September 30, 2013 and 2012.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

11.	Commitments and Contingent Liabilities
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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2013 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2013, are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
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
The Ohio Action
On July 22, 2013, the Company filed an answer denying the allegations in the previously reported action filed in the United States District Court for the Northern District of California by several Ohio health benefit programs against the Company, Ohio v. McKesson Corporation, (CV-13-2000-SI).
Shareholder Derivative Action
On July 26, 2013, the court entered an order approving dismissal of the previously reported shareholder derivative action filed in California Superior Court, San Francisco County, by a shareholder purportedly on behalf of the Company against certain past and present officers and directors of the Company, Daniel Himmel v. John Hammergren et al., (12-524074).

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The Arizona Action
On September 27, 2013, the Company reached a settlement agreement with the State of Arizona to resolve the previously reported action filed in Arizona state court by the State of Arizona against the Company, State of Arizona ex rel. Thomas Horne v. McKesson Corporation, (No. CV2012-013707). This settlement is subject to execution of a written settlement acceptable to the Company and the State of Arizona.
The Virginia Action
On October 17, 2013, the Company entered into a settlement agreement with the Commonwealth of Virginia in the previously reported action filed in the United States District Court for the Northern District of California by the Commonwealth of Virginia against the Company and two of its past and present employees, Commonwealth of Virginia v. McKesson Corporation, et al., (C11-02782-SI). Pursuant to the settlement agreement, the parties will file with the court a stipulated dismissal with prejudice of the Virginia Action.
The Arizona Administrative Proceeding
On October 21, 2013, the Company entered into a settlement agreement with the Arizona Health Care Cost Containment System (“AHCCCS”) in the previously reported administrative proceeding commenced by AHCCCS against the Company.
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Following our most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, the Company recorded pre-tax charges of $15 million and $35 million (total of $50 million) during the first and second quarters of 2014. The Company recorded pre-tax charges of $16 million and $44 million (total of $60 million) during the first and second quarters of 2013. Pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, are recorded in our Distribution Solutions segment. The Company’s AWP litigation reserve is included in other current liabilities in the consolidated balance sheets. In view of the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.
The following is the activity related to the AWP litigation reserve for the first six months of 2014 and 2013:

	Six Months Ended September 30,
(In millions)	2013	2012
AWP litigation reserve at beginning of period	$42	$453
Charges incurred	50	60
Payments made	(20)	(438)
AWP litigation reserve at end of period	$72	$75
II. Other Litigation and Subpoenas
On September 19, 2013, the court gave final approval to the Company’s previously reported settlement in the action filed in Florida state court, Baltimore County Employees' Retirement System v. Gary Corless, et al, (No. 16-2012-CA-013015).

12.	Stockholders’ Equity
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The Company made no share repurchases during the second quarter of 2014. In the fourth quarter of 2013, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $150 million of the Company’s common stock. As of March 31, 2013, we had received 1.2 million shares representing the minimum number of shares due under this program.  This program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this program was 1.4 million shares at an average price per share of $107.63.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at September 30, 2013.
Other Comprehensive Income
Information regarding other comprehensive income, net of tax, by component are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2013	2012	2013	2012
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of ($2), ($2), nil and $2	$56	$71	$(5)	$30
Reclassified to income statement, net of income tax expense of $24, nil, $24 and nil (1)	44	—	44	—
	100	71	39	30

Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	(2)	2	(1)	2

Changes in retirement-related benefit plans
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $2, $2, $6 and $5 (2)	6	4	13	9
Foreign currency translation adjustments, net of income tax expense of nil, nil, nil and nil	(3)	(1)	(3)	—
Reclassified to income statement, net of income tax expense of $1, nil, $1 and nil	1	—	1	—
	4	3	11	9

Other Comprehensive Income, net of tax	$102	$76	$49	$41

(1)
As a result of our sale of our 49% equity interest in Nadro, foreign currency translation net losses of $44 million were reclassified from AOCI to other income, within our condensed consolidated statement of operations. Such losses were previously considered in our impairment evaluation of the investment when we committed to a plan to sell the investment during the fourth quarter of 2013, and accordingly did not impact earnings for the second quarter and first six months of 2014.

(2)
Pre-tax amount was reclassified into cost of sales and operating expenses in the condensed consolidated statements of operations. The related tax expense (benefit) was reclassified into income tax expense in the condensed consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges, Net of Tax	Unrealized Net Loss and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$136	$(5)	$(196)	$(65)

Other comprehensive income (loss) before reclassifications	(5)	(1)	(3)	(9)
Amounts reclassified to earnings	44	—	14	58
Other comprehensive income (loss)	39	(1)	11	49
Balance at September 30, 2013	$175	$(6)	$(185)	$(16)

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

13.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2013	2012	2013	2012
Revenues
Distribution Solutions (1)
Direct distribution & services	$23,729	$20,938	$46,761	$42,239
Sales to customers’ warehouses	4,340	4,806	8,788	10,153
Total U.S. pharmaceutical distribution & services	28,069	25,744	55,549	52,392
Canada pharmaceutical distribution & services	2,633	2,409	5,199	4,926
Medical-Surgical distribution & services	1,467	873	2,824	1,668
Total Distribution Solutions	32,169	29,026	63,572	58,986
Technology Solutions
Services	656	585	1,317	1,179
Software	108	119	231	237
Hardware	21	25	42	52
Total Technology Solutions	785	729	1,590	1,468
Total Revenues	$32,954	$29,755	$65,162	$60,454

Operating profit
Distribution Solutions (2) (3) (4)	$685	$621	$1,304	$1,121
Technology Solutions	113	92	232	182
Total	798	713	1,536	1,303
Corporate Expenses, Net (5)	(110)	(97)	(195)	(103)
Interest Expense	(59)	(55)	(118)	(111)
Income Before Income Taxes from Continuing Operations	$629	$561	$1,223	$1,089

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Operating profit for the second quarters of 2014 and 2013 includes AWP litigation charges of $35 million and $44 million and for the first six months of 2014 and 2013 includes AWP litigation charges of $50 million and $60 million, which were recorded in operating expenses.

(3)
Operating profit for the second quarter and first six months of 2014 includes last-in-first-out (“LIFO”) charges of $44 million and for the second quarter and first six months of 2013 includes LIFO charges of $3 million, which were recorded in cost of sales.

(4)
Operating profit for the first six months of 2014 includes the receipt of $7 million and for the second quarter and first six months of 2013 $19 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers, which was recorded as a reduction to cost of sales.

(5)
Corporate expenses for the first six months of 2013 are net of an $81 million pre-tax gain on business combination related to the acquisition of the remaining 50% ownership interest in our corporate headquarters building.

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

14.	Subsequent Events
On October 24, 2013, we entered into (i) a Share Purchase Agreement (the “SPA”) with Franz Haniel & Cie. GmbH (“Haniel”) and (ii) a Business Combination Agreement (the “BCA”) with Celesio AG (“Celesio”). Celesio’s issued and outstanding share capital is currently 50.01% owned by Haniel. Celesio is an international wholesale and retail company and provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio operates in 14 countries and is headquartered in Stuttgart, Germany.
Under the terms of the SPA, McKesson will acquire a majority stake in Celesio for €23 per share per share from Haniel and launch parallel voluntary public tender offers for the remaining shares and outstanding convertible bonds of Celesio (the “Tender Offers”). The total transaction, including the assumption of Celesio’s outstanding debt, is valued at approximately €6.1 billion (or, assuming a currency exchange ratio of $1.35/1€, approximately $8.3 billion). The SPA may be terminated by either party if certain conditions are not met. In particular, if applicable antitrust approval is not received by the closing date, or if we do not acquire at least 75% of Celesio’s shares on a fully diluted basis, either Haniel or McKesson may terminate the agreement. We intend to complete the acquisition of the Celesio shares held by Haniel and the Tender Offers (together, the “Acquisition”) by utilizing the below described senior bridge term loan and cash on hand.
In connection with the Acquisition, we entered into a $5.5 billion 364-day unsecured Senior Bridge Term Loan Agreement (the “Bridge Loan Agreement”). Subject to the terms and conditions set forth in the Bridge Loan Agreement, up to two borrowings of term loans in an aggregate principal amount of up to $5.5 billion will be made available to us at our request to: (i) pay the Acquisition consideration; (ii) repay certain indebtedness of Celesio and its subsidiaries outstanding immediately prior to the closing of the Acquisition; and (iii) pay transaction costs associated with the Acquisition. The Bridge Loan Agreement contains terms substantially similar to those contained in our existing revolving credit facility and, similar to the revolving credit facility, borrowing under the Bridge Loan Agreement generally bears interest based upon either a prime rate or the London Interbank Offering Rate. In addition, the Bridge Loan Agreement requires that we maintain a debt to capital ratio of no greater than 65% throughout the Bridge Loan Agreement. We expect that we will refinance all or part of the outstanding amounts under the Bridge Loan Agreement with longer-term financing prior to the end of the Bridge Loan Agreement’s 364-day term.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 previously filed with the SEC on May 7, 2013 (“2013 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Results of Operations
Financial Overview:

(In millions, except per share amounts)	Quarter Ended September 30,			Six Months Ended September 30,
	2013	2012	Change	2013	2012	Change

Revenues	$32,954	$29,755	11%	$65,162	$60,454	8%

LIFO-Related Adjustments(1)	$(44)	$(3)	NM	$(44)	$(3)	NM

Litigation Charges	$(35)	$(44)	(20)	$(50)	$(60)	(17)

Gain on Business Combination	$—	$—	NM	$—	$81	NM

Income from Continuing Operations Before Income Taxes	$629	$561	12%	$1,223	$1,089	12%
Income Tax Expense	(213)	(162)	31	(387)	(311)	24
Income from Continuing Operations	416	399	4	836	778	7
Income (Loss) from Discontinued Operations, Net of Tax	(12)	2	NM	(8)	3	NM
Net Income	$404	$401	1	$828	$781	6

Diluted Earnings (Loss) Per Common Share
Continuing Operations	$1.79	$1.66	8%	$3.60	$3.24	11%
Discontinued Operations	(0.05)	0.01	NM	(0.04)	0.01	NM
Total	$1.74	$1.67	4	$3.56	$3.25	10

Weighted Average Diluted Common Shares	233	240	(3)%	232	240	(3)%
NM – not meaningful

(1)	Adjustments related to our last-in-first-out (“LIFO”) method of accounting for inventories.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Revenues for the second quarter of 2014 increased 11% to $33.0 billion and for the first six months of 2014 increased 8% to $65.2 billion compared to the same periods a year ago primarily reflecting market growth, which includes growing drug utilization and price increases, our mix of business and our fourth quarter 2013 acquisition of PSS World Medical, Inc. (“PSS World Medical”) (as described under the caption “Business Combinations”). These increases were partially offset by price deflation associated with brand to generic drug conversions.
During the second quarters of 2014 and 2013, we recorded pre-tax litigation charges relating to our Average Wholesale Price (“AWP”) litigation of $35 million and $44 million and, for the first six months of 2014 and 2013, $50 million and $60 million. Adjustments to our AWP litigation reserves reflect our estimated probable losses for these claims.
Income from continuing operations before income taxes for the second quarter of 2014 increased 12% to $629 million and for the first six months of 2014 increased 12% to $1,223 million primarily due to higher operating profit in both of our operating segments. Operating profit benefited from higher gross profit margin and our acquisition of PSS World Medical, partially offset by higher operating expenses to support our revenue growth and a $44 million charge related to the LIFO method of accounting for inventories. In addition, results for the first six months of 2013 benefited from a non-cash $81 million pre-tax gain ($51 million after-tax) on a business combination associated with the purchase of the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California.
In the first quarter of 2014, we committed to a plan to sell our International Technology and Hospital Automation businesses from our Technology solutions segment and a small business from our Distributions Solutions segment and, accordingly, financial results for these businesses have been presented as discontinued operations. Diluted loss per common share from discontinued operations for the second quarter of 2014 was $0.05 compared to diluted earnings per common share of $0.01 for the same period a year ago. Diluted loss per common share from discontinued operations for the first six months of 2014 was $0.04 compared to diluted earnings per common share of $0.01 for the same period a year ago.
Net income for the second quarter of 2014 increased 1% to $404 million and for the first six months of 2014 increased 6% to $828 million compared to the same periods a year ago. Diluted earnings per common share for the second quarter of 2014 increased 4% to $1.74 and for the first six months of 2014 increased 10% to $3.56 compared to the same periods a year ago. Diluted earnings per common share for 2014 also benefited from the cumulative effect of our stock repurchases.
Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Distribution Solutions
Direct distribution & services	$23,729	$20,938	13%	$46,761	$42,239	11%
Sales to customers’ warehouses	4,340	4,806	(10)	8,788	10,153	(13)
Total U.S. pharmaceutical distribution & services	28,069	25,744	9	55,549	52,392	6
Canada pharmaceutical distribution & services	2,633	2,409	9	5,199	4,926	6
Medical-Surgical distribution & services	1,467	873	68	2,824	1,668	69
Total Distribution Solutions	32,169	29,026	11	63,572	58,986	8
Technology Solutions
Services	656	585	12	1,317	1,179	12
Software	108	119	(9)	231	237	(3)
Hardware	21	25	(16)	42	52	(19)
Total Technology Solutions	785	729	8	1,590	1,468	8
Total Revenues	$32,954	$29,755	11	$65,162	$60,454	8
Revenues for 2014 increased compared to the same periods a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Direct distribution and services revenues increased primarily due to market growth, which includes growing drug utilization and price increases, our mix of business, new customers, a shift of revenues from sales to customers’ warehouses and one additional sales day. These increases were partially offset by price deflation associated with brand to generic drug conversions.
Sales to customers’ warehouses decreased primarily due to a shift of revenues to direct distribution and services, including a customer transition, and loss of a customer. These decreases were partially offset by one additional sales day.
Canadian pharmaceutical distribution and services revenues increased for 2014 compared to the same periods a year ago. These revenues were impacted by unfavorable foreign currency exchange rate fluctuations of 5% and 3% for the second quarter and first six months of 2014. Excluding foreign currency exchange rate fluctuations, Canadian revenues increased 14% and 9% for the second quarter and first six months of 2014 primarily due to market growth, a new customer and additional sales days, partially offset by government imposed price reductions for generic pharmaceuticals in certain provinces. The second quarter and first six months of 2014 had one and two additional sales days compared to the same periods a year ago.
Medical-Surgical distribution and services revenues increased primarily due to our acquisition of PSS World Medical, market growth and one additional sales day.
Technology Solutions revenues increased primarily due to a small business acquisition and higher volume of claims processing revenues.
Gross Profit:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Gross Profit
Distribution Solutions (1) (2)	$1,623	$1,339	21%		$3,143	$2,554	23%
Technology Solutions	386	344	12		786	690	14
Total	$2,009	$1,683	19		$3,929	$3,244	21

Gross Profit Margin
Distribution Solutions	5.05%	4.61%	44	bp	4.94%	4.33%	61	bp
Technology Solutions	49.17	47.19	198		49.43	47.00	243
Total	6.10	5.66	44		6.03	5.37	66
bp - basis points

(1)	Gross profit for the second quarter and first six months of 2014 includes LIFO charges of $44 million and for the second quarter and first six months of 2013 includes LIFO charges of $3 million.

(2)
Gross profit for the first six months of fiscal year 2014 includes the receipt of $7 million and for the second quarter and first six months of fiscal year 2013 the receipt of $19 million in our Distribution Solutions segment representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers.

Gross profit and gross profit margin increased for the second quarter and first six months of 2014 compared to the same periods a year ago for both of our segments.
Distribution Solutions segment’s gross profit margin increased primarily due to our acquisition of PSS World Medical, an increase in buy margin, increased sales of higher margin generic drugs and a lower proportion of revenues within the segment attributed to sales to customers’ warehouses. These increases were partially offset by a decrease in sell margin and a charge related to the LIFO method of accounting for inventories. Buy margin primarily reflects volume and timing of compensation from branded and generic pharmaceutical manufacturers. Our Distribution Solutions segment's gross profit margin for the first six months of 2014 was also favorably affected by the receipt of $7 million and for the second quarter and first six months of 2013 the receipt of $19 million, representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Our Distribution Solutions segment uses the LIFO method of accounting for the majority of its inventories which results in cost of sales that more closely reflects replacement cost. The practice in the Distribution Solutions segment's distribution and services business is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses.  A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
From 2005 through 2011, we experienced net price deflation and in 2012 and 2013, we experienced net price inflation in our pharmaceutical inventories.  As a result of this cumulative net price deflation, at March 31, 2013, pharmaceutical inventories at LIFO were $60 million more than market and, accordingly, a $60 million lower-of-cost or market (“LCM”) reserve reduced inventories to market.  During 2014, we continued to experience net inflation in our pharmaceutical inventories.  As a result, we recorded LIFO charges of $44 million to cost of sales, net of the LCM reserve release, in the second quarter and first six months of 2014 compared to LIFO charges of $3 million in the second quarter and first six months of 2013.  As of September 30, 2013, the LCM reserve was nil. At September 30, 2013 and March 31, 2013, our LIFO reserves, net of LCM adjustments were $164 million and $120 million.
Technology Solutions segment’s gross profit margin increased primarily due to changes in product and service mix.
Operating Expenses and Other Income, Net:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Operating Expenses
Distribution Solutions (1)	$944	$724	30%		$1,849	$1,443	28%
Technology Solutions	273	254	7		554	511	8
Corporate (2)	113	99	14		200	108	85
Total	$1,330	$1,077	23		$2,603	$2,062	26

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.93%	2.49%	44	bp	2.91%	2.45%	46	bp
Technology Solutions	34.78	34.84	(6)		34.84	34.81	3
Total	4.04	3.62	42		3.99	3.41	58

Other Income, Net
Distribution Solutions	$6	$6	—%		$10	$10	—%
Technology Solutions	—	2	—		—	3	—
Corporate	3	2	50		5	5	—
Total	$9	$10	(10)		$15	$18	(17)

(1)
Operating expenses for the second quarters of 2014 and 2013 include AWP litigation charges of $35 million and $44 million and for the first six months of 2014 and 2013 include AWP litigation charges of $50 million and $60 million.

(2)	Corporate expenses for the first six months of 2013 are net of an $81 million pre-tax gain on business combination.
Operating expenses and operating expenses as a percentage of revenues increased for the second quarter and first six months of 2014 compared to the same periods a year ago primarily due to our PSS World Medical acquisition and due to the prior year $81 million pre-tax gain on business combination.
Operating expenses include charges of $13 million and $26 million for acquisition expenses and related adjustments during the second quarter and first six months of 2014 compared to a charge of $2 million and a net credit of $77 million for the second quarter and first six months of 2013. Expenses in 2014 were primarily related to our integration of PSS World Medical. The net credit for the first six months of 2013 was primarily due to the $81 million pre-tax gain on business combination.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

During the second quarter and first six months of 2014, amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company increased compared to the same periods a year ago primarily reflecting our PSS World Medical acquisition. Amortization expense by segment was as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2013	2012	2013	2012
Distribution Solutions	$52	$31	$106	$66
Technology Solutions	13	13	24	23
Total	$65	$44	$130	$89
Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to our PSS World Medical acquisition, partially offset by higher AWP litigation charges in 2013.
Technology Solutions segment’s operating expenses increased primarily due to a small business acquisition and our continued investment in research and development activities. Operating expenses as a percentage of revenues decreased slightly for the second quarter of 2014 due to the improved revenue mix.
Corporate expenses for 2014 increased due to spending on corporate initiatives and higher compensation and for the first six months of 2014 due to the prior year $81 million gain on business combination.
Other income, net for the second quarter and first six months of 2014 approximated the prior year.
In September 2013, we completed the sale of our 49% equity interest in Nadro, S.A. de C.V. (“Nadro”). Under the terms of the agreement, we received $41 million in total cash consideration. There was no material gain or loss on the disposition based on the adjusted net realizable value of the investment at the time of the sale. Prior to the sale, our investment in Nadro was accounted for under the equity method of accounting within our Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Segment Operating Profit (1)
Distribution Solutions (2) (3) (4)	$685	$621	10%	$1,304	$1,121	16%
Technology Solutions	113	92	23	232	182	27
Subtotal	798	713	12	1,536	1,303	18
Corporate Expenses, Net (5)	(110)	(97)	13	(195)	(103)	89
Interest Expense	(59)	(55)	7	(118)	(111)	6
Income from Continuing Operations Before Income Taxes	$629	$561	12	$1,223	$1,089	12

Segment Operating Profit Margin
Distribution Solutions	2.13%	2.14%	(1) bp	2.05%	1.90%	15	bp
Technology Solutions	14.39	12.62	177	14.59	12.40	219

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

(2)
Operating profit for the second quarters of 2014 and 2013 includes AWP litigation charges of $35 million and $44 million and for the first six months of 2014 and 2013 includes AWP litigation charges of $50 million and $60 million, which were recorded in operating expenses.

(3)
Operating profit for the second quarter and first six months of 2014 includes LIFO charges of $44 million and for the second quarter and first six months of 2013 includes LIFO charges of $3 million, which are recorded in cost of sales.

(4)
Operating profit for the first six months of 2014 includes the receipt of $7 million and for the second quarter and first six months of 2013 the receipt of $19 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers, which was recorded as a reduction to cost of sales.

(5)	Corporate expenses for the first six months of 2013 are net of an $81 million pre-tax gain on business combination.
Operating profit margin for our Distribution Solutions and Technology Solutions segments benefited for the second quarter and first six months of 2014 from an increase in gross profit margin, partially offset by higher operating expenses as a percentage of revenues.
Corporate expenses, net of other income for the second quarter of 2014 increased due to spending on corporate initiatives and higher compensation. Corporate expenses, net of other income for the first six months of 2014 increased primarily due to the prior year $81 million gain on business combination.
Interest Expense: Interest expense for the second quarter and first six months of 2014 increased slightly primarily due to the issuance of $1.8 billion of notes in 2013, partially offset by the repayment of $500 million of the current portion of our long-term debt in March 2013. Interest rates on the notes issued in 2013 were substantially lower than the interest rate on the debt repaid in March 2013.
Income Taxes: Our reported income tax rates for the second quarters of 2014 and 2013 were 33.9% and 28.9% and for the first six months of 2014 and 2013 were 31.6% and 28.6%. Fluctuations in our reported income tax rates are primarily due to changes within our estimated business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, and discrete tax items. Income tax expense for the second quarters of 2014 and 2013 included discrete tax expenses of $6 million and discrete tax benefits of $7 million and for the first six months of 2014 and 2013 included discrete tax expenses of nil and discrete tax benefits of $24 million. Discrete tax benefits for 2013 primarily related to the reversal of accrued interest resulting from the reduction of gross unrecognized tax benefits and other initiatives.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Income from Continuing Operations: Income from continuing operations was $416 million and $399 million for the second quarters of 2014 and 2013, or $1.79 and $1.66 per diluted common share. Income from continuing operations was $836 million and $778 million for the first six months of 2014 and 2013, or $3.60 and $3.24 per diluted common share. Income from continuing operations and diluted earnings per common share from continuing operations for the second quarter and first six months of 2014 include after-tax charges of $33 million and $42 million, or $0.14 and $0.18 per diluted share and, for the second quarter and first six months of 2013, $27 million and $37 million, or $0.11 and $0.15 per diluted share, due to the AWP litigation. Income from continuing operations and diluted earnings per common share from continuing operations for the first six months of 2013 include an after-tax credit of $51 million, or $0.21 per diluted share, due to the gain on business combination.
Income (Loss) from Discontinued Operations: Loss from discontinued operations, net of tax, was $12 million for the second quarter of 2014 compared to income of $2 million for the second quarter of 2013. Loss from discontinued operations, net of tax, was $8 million compared to income of $3 million for the first six months of 2014 and 2013.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 233 million and 240 million for the second quarters of 2014 and 2013 and 232 million and 240 million for the first six months of 2014 and 2013. The decrease in the number of weighted average diluted common shares outstanding primarily reflects the cumulative effect of our share repurchases during the last twelve months, partially offset by exercises of share-based awards.
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
Refer to Financial Notes 2 and 14, “Business Combinations” and “Subsequent Events,”to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for further information.
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

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Financial Condition, Liquidity and Capital Resources
We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable sales facility, the revolving credit facility and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time-to-time, we may access the long-term debt capital markets to discharge our other liabilities or to fund strategic initiatives.
Operating activities generated cash of $813 million and $459 million during the first six months of 2014 and 2013. Operating activities for the first six months of 2014 and 2013 include $20 million and $438 million of payments made for AWP litigation settlements. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements.
Investing activities utilized cash of $274 million and $351 million during the first six months of 2014 and 2013. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software, partially offset by proceeds from the sale of our equity interest in Nadro.
Financing activities utilized cash of $37 million and $433 million during the first six months of 2014 and 2013. Financing activities for the first six months of 2014 include cash receipts and payments of $150 million for short-term borrowings. Financing activities for the first six months of 2013 include $1,525 million of cash paid for repayment of short-term borrowings and $1,125 million of cash receipts from short-term borrowings. Additionally, financing activities for the first six months of 2014 and 2013 included $128 million and $53 million of cash paid for stock repurchases.
The Company made no share repurchases during the second quarter of 2014. In the fourth quarter of 2013, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $150 million of the Company’s common stock. As of March 31, 2013, we had received 1.2 million shares representing the minimum number of shares due under this program.  This program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this program was 1.4 million shares at an average price per share of $107.63.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at September 30, 2013.
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

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2013	March 31, 2013
Cash and cash equivalents	$2,960	$2,456
Working capital	3,166	1,813
Debt, net of cash and cash equivalents	1,914	2,417
Debt to capital ratio (1)	37.9%	40.8%
Net debt to net capital employed (2)	19.3	25.5
Return on stockholders’ equity (3)	18.3	18.3

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
Cash equivalents, which are available-for-sale, are carried at fair value. Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, overnight repurchase agreements collateralized by U.S. Treasury bonds, Canadian government securities and/or securities that are guaranteed or sponsored by the U.S. government and an AAA rated prime money market fund denominated in British pound sterling.
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of September 30, 2013 included approximately $1.6 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our ratio of net debt to net capital employed decreased in 2014 due to an increase in stockholders’ equity and an increase in cash and cash equivalents.
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
Accounts Receivable Sales Facility
In May 2013, we extended our existing accounts receivable sales facility (the “Facility”) for a six month period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The extended Facility will expire in November 2013. We anticipate renewing the Facility before expiration.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

During the first six months of 2014, we borrowed and repaid $150 million of short-term borrowings under the Facility. At September 30, 2013, there were no short-term borrowings and related securitized accounts receivable outstanding under the Facility. During the first quarter of 2013, we repaid $400 million of short-term borrowings under the Facility using cash on hand. During the second quarter of 2013, there were a total of $1,125 million of short-term borrowings under the Facility, all of which were repaid in the same quarter using cash on hand. At March 31, 2013, there were no short-term borrowings and related securitized accounts receivable outstanding under the Facility.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2014 and 2013. As of September 30, 2013 and March 31, 2013, there were no amounts outstanding under this facility.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our unsecured revolving credit facility, which cannot exceed 56.5%. For the purpose of calculating this ratio, borrowings under the accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of September 30, 2013 and March 31, 2013, we were in compliance with our financial covenants.
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

▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;

▪	system errors or failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	foreign currency fluctuations or disruptions to our foreign operations;

▪	new or revised tax legislation or challenges to our tax positions;

▪	the Company’s ability to successfully identify, finance, consummate and integrate strategic acquisitions;

▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers; and

▪	changes in accounting principles generally accepted in the United States of America.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 11, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
Following is an update to our risk factors. There have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2013 Annual Report on Form 10-K.
We are subject to risks and uncertainties associated with our proposed acquisition of Celesio.
On October 24, 2013, we and our wholly-owned subsidiary, Dragonfly GmbH & Co. KGaA, each entered into a share purchase agreement with Franz Haniel & Cie. GmbH (“Haniel”) and a business combination agreement with Celesio AG, a 50.01% owned subsidiary of Haniel. Under the terms of the share purchase agreement, we have agreed to acquire all shares of Celesio held by Haniel, subject to customary closing conditions (including regulatory approvals) and our successful completion of parallel tender offers for the remaining shares and outstanding convertible bonds of Celesio. The business combination agreement sets forth the terms and conditions under which we are obligated to launch the tender offers, and the conduct of the parties prior to and after the closing of the tender offers. We are not obligated to close on the share purchase agreement or the tender offers unless we have acquired at least 75% of Celesio’s share capital on a fully diluted basis, and certain customary closing conditions, including regulatory approvals, have been satisfied or waived. If we acquire at least 75%, but not 100% of Celesio’s shares, we will work, within the framework of existing German laws and standards, to obtain operational control of Celesio. In addition to the risks and uncertainties that are described in Part I, Item 1A, of our 2013 Annual Report on Form 10-K under the heading “Risk Factors - Our business could be hindered if we are unable to complete and integrate acquisitions successfully,” we may face certain risks and uncertainties associated with our acquisition of Celesio.

McKESSON CORPORATION

Achieving the anticipated benefits of the Celesio acquisition is subject to a number of risks and uncertainties, including foreign exchange fluctuations, challenges of managing new international operations, and whether we can ensure continued performance or market growth of Celesio’s product and services. While we have successfully integrated large companies into our operations in the past, and therefore expect a successful integration in this case, the integration process is subject to a number of uncertainties and no assurance can be given that the anticipated benefits of the transaction will be realized or, if realized, the timing of their realization. It is possible that the integration process could take longer than anticipated, and could result in the loss of employees, the disruption of each company’s ongoing businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Celesio acquisition and which could have a material adverse effect on our revenues, expenses, operating results and financial condition. Moreover, the failure to achieve the anticipated benefits of the acquisition could result in increased costs or decreases in the amount of expected revenues, and could adversely affect our future business, financial condition, operating results and prospects. Events outside of our control, including changes in regulations and laws, as well as economic trends, could also adversely affect our ability to realize the expected benefits from our acquisition of Celesio.
The process for acquiring Celesio, as contemplated by the share purchase agreement and the business combination agreement, is complex and we do not expect to complete the steps required to exercise operating control of Celesio until the second quarter of fiscal 2015. Our obligation to purchase the 50.01% of Celesio shares owned by Haniel and to close on the parallel tender offers is conditioned on, among other things, our acquisition of at least 75% of Celesio share capital on a fully diluted basis (including the shares acquired from Haniel). In the event that the conditions specified in the agreements are not satisfied or waived, or the satisfaction thereof is significantly delayed, it may prevent the Celesio acquisition from being consummated on the anticipated timeline, or at all, which could have a material adverse effect on the market price of our common stock, and which could result in our incurring significant expenses related to the Celesio acquisition without realizing the expected benefits. Further, the pursuit of the Celesio acquisition and the preparation for the integration of Celesio’s business over an extended period of time may place a significant burden on our management and internal resources, as well as the management and internal resources of Celesio. Any significant diversion of management’s attention away from the ongoing businesses and any difficulties encountered in the transition and integration process could adversely affect our financial results, both prior to and after the acquisition.
Our $1.35 billion accounts receivable sales facility is generally renewed annually and will expire in November 2013. Historically, we have primarily used the accounts receivable sales facility to fund working capital requirements, as needed, but could also utilize the facility for our acquisition of Celesio. Although we believe we will be able to renew this facility before it expires, there is no assurance that we will be able to do so or if it will be available for the acquisition of Celesio.
We entered into a $5.5 billion senior bridge term loan agreement in connection with the proposed acquisition of Celesio, which contains terms substantially similar to our existing revolving credit facility. The senior bridge term loan agreement was put in place to fund the purchase of Celesio shares from Haniel and the parallel tender offers, and a permanent financing structure will be determined based on the timing and threshold of Celesio shares and convertible bonds that we acquire in the parallel tender offers. While we believe that our operating cash flow, financial assets, current access to capital and credit markets, including the senior bridge term loan agreement and our existing revolving credit and sales facilities, will provide us with the ability to meet our financing needs for the foreseeable future (including the financing for the Celesio acquisition), there can be no assurance that our incurrence of additional indebtedness, or volatility and disruption in the global capital and credit markets, will not impair our liquidity, increase our costs of borrowing or adversely affect our ability to obtain at commercially acceptable terms permanent financing for our acquisition of Celesio.

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
The Company made no share repurchases during the second quarter of 2014. In the fourth quarter of 2013, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $150 million of the Company’s common stock. As of March 31, 2013, we had received 1.2 million shares representing the minimum number of shares due under this program.  This program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this program was 1.4 million shares at an average price per share of $107.63.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at September 30, 2013.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the second quarter of 2014.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2013 – July 31, 2013	—	$—	—	$340
August 1, 2013 – August 31, 2013	—	—	—	340
September 1, 2013 – September 30, 2013	—	—	—	340
Total	—		—	340

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
None

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated By-Laws of McKesson Corporation, as amended on July 31, 2013; (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2013, File No. 1-13252).

10.1	McKesson Corporation 2013 Stock Plan, as approved on July 31, 2013; (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2013, File No. 1-13252).

10.2
Forms of statement of terms and conditions and grant notices as applicable to awards under the McKesson Corporation 2013 Stock Plan; (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2013, File No. 1-13252).

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	October 24, 2013	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

Date:	October 24, 2013	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller