Form 10-Q
period 2013-12-31
MCKESSON CORP
filed 2014-01-30
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2013
Common stock, $0.01 par value	230,126,791 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues	$34,306	$31,099	$99,468	$91,553
Cost of Sales	(32,466)	(29,454)	(93,699)	(86,664)
Gross Profit	1,840	1,645	5,769	4,889

Operating Expenses	(1,337)	(1,147)	(3,890)	(3,230)
Litigation Charges	(18)	—	(68)	(60)
Gain on Business Combination	—	—	—	81
Total Operating Expenses	(1,355)	(1,147)	(3,958)	(3,209)
Operating Income	485	498	1,811	1,680
Other Income (Loss), Net	(8)	10	7	28
Interest Expense	(69)	(59)	(187)	(170)
Income from Continuing Operations Before Income Taxes	408	449	1,631	1,538
Income Tax Expense	(252)	(143)	(639)	(454)
Income from Continuing Operations	156	306	992	1,084
Loss from Discontinued Operations, Net of Tax	(92)	(8)	(100)	(5)
Net Income	$64	$298	$892	$1,079

Earnings (Loss) Per Common Share
Diluted
Continuing operations	$0.67	$1.27	$4.26	$4.51
Discontinued operations	(0.39)	(0.03)	(0.43)	(0.02)
Total	$0.28	$1.24	$3.83	$4.49
Basic
Continuing operations	$0.68	$1.30	$4.34	$4.60
Discontinued operations	(0.40)	(0.03)	(0.44)	(0.02)
Total	$0.28	$1.27	$3.90	$4.58

Dividends Declared Per Common Share	$0.24	$0.20	$0.68	$0.60

Weighted Average Common Shares
Diluted	234	240	233	240
Basic	230	235	229	236

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net Income	$64	$298	$892	$1,079

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments, net of income tax expense (benefit) of nil, ($4), $24 and ($2)	(55)	(16)	(16)	14

Unrealized gains (losses) on cash flow hedges and other, net of income tax expense of nil, nil, nil and nil	(1)	—	(2)	2

Retirement-related benefit plans, net of income tax expense of $4, $3, $11 and $8	4	5	15	14
Other Comprehensive Income (Loss), Net of Tax	(52)	(11)	(3)	30

Comprehensive Income	$12	$287	$889	$1,109

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$2,431	$2,456
Receivables, net	10,750	9,975
Inventories, net	11,462	10,335
Prepaid expenses and other	591	404
Total Current Assets	25,234	23,170
Property, Plant and Equipment, Net	1,359	1,321
Goodwill	6,300	6,405
Intangible Assets, Net	2,066	2,270
Other Assets	1,520	1,620
Total Assets	$36,479	$34,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$16,638	$16,108
Deferred revenue	1,286	1,359
Deferred tax liabilities	1,519	1,626
Current portion of long-term debt	353	352
Other accrued liabilities	2,108	1,912
Total Current Liabilities	21,904	21,357
Long-Term Debt	4,521	4,521
Other Noncurrent Liabilities	2,027	1,838
Commitments and Contingent Liabilities (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2013 and March 31, 2013, 380 and 376 shares issued at December 31, 2013 and March 31, 2013	4	4
Additional Paid-in Capital	6,442	6,078
Retained Earnings	11,138	10,402
Accumulated Other Comprehensive Loss	(68)	(65)
Other	16	14
Treasury Shares, at Cost, 150 and 149 at December 31, 2013 and March 31, 2013	(9,505)	(9,363)
Total Stockholders’ Equity	8,027	7,070
Total Liabilities and Stockholders’ Equity	$36,479	$34,786

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Operating Activities
Net income	$892	$1,079
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	475	383
Deferred taxes	86	499
Share-based compensation expense	115	123
Gain on business combination	—	(81)
Charges associated with last-in-first-out inventory method	186	5
Other non-cash items	83	49
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(865)	67
Inventories	(1,387)	(313)
Drafts and accounts payable	584	(1,078)
Deferred revenue	20	72
Taxes	154	(90)
Litigation charges	68	60
Litigation settlement payments	(86)	(470)
Other	147	(29)
Net cash provided by operating activities	472	276

Investing Activities
Property acquisitions	(188)	(145)
Capitalized software expenditures	(108)	(111)
Acquisitions, less cash and cash equivalents acquired	(116)	(577)
Proceeds from sale of business	55	—
Other	(65)	49
Net cash used in investing activities	(422)	(784)

Financing Activities
Proceeds from short-term borrowings	150	1,125
Repayments of short-term borrowings	(150)	(1,525)
Proceeds from issuances of long-term debt	—	892
Common stock transactions:
Issuances	150	112
Share repurchases, including shares surrendered for tax withholding	(128)	(413)
Dividends paid	(154)	(147)
Other	59	38
Net cash provided by (used in) financing activities	(73)	82
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net decrease in cash and cash equivalents	(25)	(423)
Cash and cash equivalents at beginning of period	2,456	3,149
Cash and cash equivalents at end of period	$2,431	$2,726

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
The results of operations for the quarter and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 previously filed with the SEC on May 7, 2013 (“2013 Annual Report”).
Certain prior period amounts, which primarily relate to discontinued operations, have been reclassified to conform to the current period presentation. Refer to Financial Note 7, “Discontinued Operations,” for more information.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Recently Issued Accounting Pronouncement Not Yet Adopted
Cumulative Translation Adjustments: In March 2013, amended guidance was issued for a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity.  The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity. Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in case of sale of an equity method investment that is a foreign entity.  The amended guidance is applicable to us effective in the first quarter of fiscal 2015. Early adoption is permitted.  We are currently evaluating the impact of this amended guidance on our condensed consolidated financial statements.

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
The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional)(1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Current assets, net of cash and cash equivalents acquired	$706	$5	$711
Goodwill	1,145	(15)	1,130
Intangible assets	557	11	568
Other long-term assets	183	(1)	182
Current liabilities	(376)	3	(373)
Current portion of long-term debt	(635)	—	(635)
Other long-term liabilities	(281)	(3)	(284)
Net assets acquired, less cash and cash equivalents	$1,299	$—	$1,299

(1)	As previously reported in our Form 10-K for the year ended March 31, 2013.
During the first nine months of 2014, the fair value measurements of assets acquired and liabilities assumed of PSS World Medical as of the acquisition date were refined. This refinement did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. These amounts are subject to change within the measurement period as our fair value assessments are finalized. Financial results for PSS World Medical have been included in the results of operations within our Medical-Surgical distribution and services business, which is part of our Distribution Solutions segment since the date of acquisition.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The total fair value of the net assets acquired was $180 million, which was allocated as follows: building and improvements of $113 million and land of $58 million, with the remainder allocated for settlement of our pre-existing lease and lease intangible assets. The fair value of the building and improvements was determined based on current market replacement costs less depreciation and unamortized tenant improvement costs, as well as other relevant market information, which are considered to be Level 3 inputs under the fair value measurements and disclosure guidance. The building and improvements have a weighted average useful life of 30 years. The fair value of the land was determined using comparable sales of land within the surrounding market, which is considered to be a Level 2 input.
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

3.	Acquisition of Celesio AG
On October 24, 2013, we entered into (i) a Share Purchase Agreement (the “SPA”) with Franz Haniel & Cie. GmbH (“Haniel”) and (ii) a Business Combination Agreement (the “BCA”) with Celesio AG (“Celesio”). Celesio’s issued and outstanding share capital was 50.01% owned by Haniel. Celesio is an international wholesale and retail company and provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio operates in 14 countries and is headquartered in Stuttgart, Germany.
Under the original terms of the SPA and BCA, McKesson was to acquire a majority stake in Celesio for €23.00 per share from Haniel and launch a parallel voluntary public tender offer to purchase Celesio’s publicly-traded shares at €23.00 per share (the “Share Offer”) and tender offers for its outstanding convertible bonds at a price corresponding to the value of the underlying shares implied by a €23.00 per share offer price (the “Bond Offers” and, together with the “Share Offer,” the “2013 Tender Offers”).
The total original proposed transaction, including the assumption of Celesio’s outstanding debt, was valued at approximately €6.1 billion (or, assuming a currency exchange ratio of $1.35/1€, approximately $8.3 billion). The SPA included provisions allowing either party to terminate the agreement if certain conditions were not met. In particular, if applicable antitrust approval was not received by the closing date, or if we did not acquire at least 75% of Celesio’s shares on a fully diluted basis, either Haniel or McKesson could terminate the agreement. We intended to complete the acquisition by utilizing the below described senior bridge term loan and cash on hand.
In October 2013, we entered into a $5.5 billion 364-day unsecured Senior Bridge Term Loan Agreement (the “2013 Bridge Loan”). The 2013 Bridge Loan contained terms substantially similar to those contained in our existing revolving credit facility. Borrowings under the 2013 Bridge Loan were generally to bear interest based upon either a prime rate or the London Interbank Offered Rate. In addition, the 2013 Bridge Loan required that we maintain a debt to capital ratio of no greater than 65% throughout the term of the 2013 Bridge Loan. We expected to refinance all or part of the outstanding amounts under the 2013 Bridge Loan with longer-term financing prior to the end of the 2013 Bridge Loan’s 364-day term.
In October 2013, we also entered into a foreign currency option (the “Option”) to hedge a portion of the Euro denominated acquisition purchase price. The Option provided the right but not the obligation to purchase €1.6 billion at $1.40/1€. The Option was not designated for hedge accounting and, accordingly, changes in the fair value of the contract of $13 million were recorded directly in earnings for the quarter ended December 31, 2013.
In November 2013, we amended our Accounts Receivable Sales Facility and Revolving Credit Facility (these facilities are described in Financial Note 10, “Debt and Financing Activities”).  The amendments added an extended cure period to both facilities with respect to defaults under the facilities relating to Celesio. Additionally, the amendments increased the maximum debt to capital ratio covenant from 56.5% to 65% for the Accounts Receivable Sales Facility, and upon completion of the acquisition of Celesio, for the Revolving Credit Facility.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On December 5, 2013, we commenced the voluntary public tender offers. On January 9, 2014, we and Haniel amended the SPA to increase the price to be paid per share of Celesio from €23.00 to €23.50 and we increased the purchase price in the Share Offer to €23.50 per share and the purchase price offered in the Bond Offers to a price corresponding to the value of the underlying shares implied by a €23.50 per share offer price. The Tender Offers expired on January 9, 2014. On January 13, 2014, the commitments under the 2013 Bridge Loan automatically terminated upon the failure of the 2013 Tender Offers and the provisions of the amendments to the Accounts Receivable Sales Facility and Revolving Credit Facility terminated other than the increase to the debt to capital ratio for the Accounts Receivable Sales Facility, which remains in effect. On January 13, 2014, we announced that the 2013 Tender Offers had failed to meet the minimum 75% completion condition outlined in the 2013 Tender Offers. On January 17, 2014, the Option expired.
On January 23, 2014, we entered into (i) an amendment to the BCA, (ii) an amended and restated SPA with Haniel, and (iii) a Bond Purchase Agreement with Elliott International, L.P., The Liverpool Limited Partnership and Elliott Capital Advisers, L.P. (collectively, the “Acquisition”).  Upon completion of the Acquisition, we will acquire approximately 75.99% of Celesio’s shares currently outstanding for €23.50 per share.  These agreements are not subject to any closing conditions. The Acquisition is expected to close during our fourth quarter of fiscal year 2014, which will result in McKesson achieving more than 75% ownership of Celesio shares on a fully diluted basis following a conversion of the Celesio convertible bonds into Celesio shares.  We intend to utilize the below described bridge term loan and cash on hand to complete the Acquisition.  We also intend to launch and complete a voluntary tender offer ( the “2014 Tender Offer”) of €23.50 per Celesio share in the fourth quarter of fiscal year 2014. The total proposed transaction, including the assumption of Celesio’s outstanding debt, is currently valued at approximately €6.4 billion (or, assuming a currency exchange ratio of $1.37/1€ as of January 23, 2014, approximately $8.7 billion).
On January 23, 2014, we entered into a $5.5 billion 364-day unsecured Senior Bridge Term Loan Agreement (the “2014 Bridge Loan”) under terms substantially similar to those previously in place for the 2013 Bridge Loan. The borrowings under the 2014 Bridge Loan will be made available to us at our request to: (i) pay the Acquisition consideration, (ii) fund additional acquisitions, if any, of Celesio shares and convertible bonds, including shares acquired in the 2014 Tender Offer and (iii) pay transaction costs associated with the Acquisition.  The 2014 Bridge Loan requires that we maintain a debt to capital ratio of no greater than 65% throughout the term of the 2014 Bridge Loan. In the fourth quarter of fiscal year 2014, we amended our Accounts Receivable Sales Facility and Revolving Credit Facility to revive the extended cure period under both facilities with respect to defaults relating to Celesio and to the Revolving Credit Facility to revive the change of the debt to capital ratio from 56.5% to 65%. We expect that we will refinance all or part of the outstanding amounts under the 2014 Bridge Loan with longer-term financing prior to the end of the 2014 Bridge Loan’s 364-day term.
During the quarter ended December 31, 2013, we incurred $35 million of expenses related to the acquisition of Celesio. These expenses primarily consisted of professional fees, Option costs and fees associated with the 2013 Bridge Loan. Amounts incurred prior to the third quarter were not material. Expenses were recorded within the Corporate segment as follows: $12 million in operating expenses, $13 million in other income (loss), net and $10 million in interest expense in our condensed consolidated statement of operations.

4.	Technology Solutions Charges
During the third quarter of 2014, our Technology Solutions segment recorded pre-tax charges totaling $57 million. These charges primarily consist of $35 million of product alignment charges, $15 million of integration-related expenses and $7 million of reduction-in-workforce severance charges. Included in the total charge was $35 million for severance for employees primarily in our research and development, customer services and sales functions, and $15 million for asset impairments which primarily represents the write-off of deferred costs related to a product that will no longer be developed. Charges were recorded in our condensed consolidated statement of operations as follows: $34 million in cost of sales and $23 million in operating expenses.

5.	Sale of an Equity Investment
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

6.	Income Taxes
As of December 31, 2013, we had $656 million of unrecognized tax benefits, of which $500 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $227 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
We have received reassessments from the Canada Revenue Agency (“CRA”) for a total of $210 million related to a transfer pricing matter impacting years 2003 through 2008. Payments of approximately $156 million of these reassessments have been made to the CRA to stop the accrual of interest. In prior years, we appealed the reassessment for 2003 to the Tax Court of Canada and filed a notice of objection for 2004 through 2008. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the reassessment with respect to 2003. On January 10, 2014, we filed a Notice of Appeal to the Federal Court of Appeal from the judgment of the Tax Court of Canada. As a result of the unfavorable Tax Court Decision relating to 2003, we recognized a discrete tax charge of $122 million in the quarter, which includes tax and interest for the years 2003 through 2013. The ultimate resolution of these issues could result in an increase or decrease to income tax expense.
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
The IRS is currently examining our U.S. corporation income tax returns for 2007 through 2009. The CRA is currently examining our Canadian income tax returns for 2009 through 2013. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.
We report interest and penalties on tax deficiencies as income tax expense. At December 31, 2013, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $180 million. We recognized an income tax expense of $44 million and $50 million, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations during the third quarter and first nine months of 2014.

7.	Discontinued Operations
In the first quarter of 2014, we committed to a plan to sell our International Technology and our Hospital Automation businesses from our Technology Solutions segment and a small business from our Distribution Solutions segment. The results of operations and cash flows for these businesses are classified as discontinued operations for the quarter and nine months ended December 31,  2013 and 2012 in our condensed consolidated financial statements.
During the third quarter of 2014, we recorded an $80 million non-cash pre-tax and after-tax impairment charge to reduce the carrying value of our International Technology business to its estimated net realizable value (fair value less costs to sell). The charge is primarily the result of the terms of the preliminary purchase offers received for this business during the third quarter of 2014. The ultimate selling price of our International Technology business may be higher or lower than our current assessment of fair value. The impairment charge is included in loss from discontinued operations, net of tax, in our condensed consolidated statement of operations. The impairment charge was primarily attributed to goodwill and other long-lived assets of our International Technology business which are included in the assets classified as held for sale at December 31, 2013. There was no tax benefit associated with the impairment charge.
On October 31, 2013, we sold our Hospital Automation business for net cash proceeds of $55 million and recorded a pre-tax and after-tax loss of $5 million and $7 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

A summary of results of discontinued operations is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2013	2012	2013	2012
Revenues	$78	$88	$304	$282

Loss from discontinued operations	$(85)	$(13)	$(98)	$(5)
Loss on sale	(5)	—	(5)	—
Loss from discontinued operations before income tax	(90)	(13)	(103)	(5)
Income tax (expense) benefit	(2)	5	3	—
Loss from discontinued operations, net of tax	$(92)	$(8)	$(100)	$(5)
The assets and liabilities of our discontinued operations were classified as held-for-sale effective June 30, 2013. All applicable assets of the businesses to be sold are included under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other accrued liabilities” within our condensed consolidated balance sheet at December 31, 2013. The carrying values of the assets and liabilities classified as held-for-sale were $258 million and $207 million at December 31, 2013.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2013	2012	2013	2012
Income from continuing operations	$156	$306	$992	$1,084
Loss from discontinued operations, net of tax	(92)	(8)	(100)	(5)
Net income	$64	$298	$892	$1,079

Weighted average common shares outstanding:
Basic	230	235	229	236
Effect of dilutive securities:
Options to purchase common stock	2	1	1	1
Restricted stock units	2	4	3	3
Diluted	234	240	233	240

Earnings (loss) per common share: (1)
Diluted
Continuing operations	$0.67	$1.27	$4.26	$4.51
Discontinued operations	(0.39)	(0.03)	(0.43)	(0.02)
Total	$0.28	$1.24	$3.83	$4.49
Basic
Continuing operations	$0.68	$1.30	$4.34	$4.60
Discontinued operations	(0.40)	(0.03)	(0.44)	(0.02)
Total	$0.28	$1.27	$3.90	$4.58

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units and performance-based restricted stock units. Approximately nil and 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended December 31, 2013 and 2012 and 3 million and 5 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the nine months ended December 31, 2013 and 2012, as they were anti-dilutive.

9.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance at March 31, 2013	$4,413	$1,992	$6,405
Goodwill acquired	45	—	45
Amount reclassified to assets held-for-sale	—	(127)	(127)
Foreign currency translation adjustments and other	(13)	(10)	(23)
Balance at December 31, 2013	$4,445	$1,855	$6,300
As of December 31, 2013 and March 31, 2013, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding intangible assets is as follows:

	December 31, 2013				March 31, 2013
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	7	$1,791	$(804)	$987	$1,761	$(672)	$1,089
Service agreements	17	999	(157)	842	1,018	(114)	904
Trademarks and trade names	16	201	(53)	148	208	(46)	162
Technology	4	215	(170)	45	271	(207)	64
Other	6	86	(42)	44	89	(38)	51
Total		$3,292	$(1,226)	$2,066	$3,347	$(1,077)	$2,270
Amortization expense of intangible assets was $70 million and $211 million for the quarter and nine months ended December 31, 2013 and $52 million and $147 million for the quarter and nine months ended December 31, 2012. Estimated annual amortization expense of these assets is as follows: $279 million, $261 million, $229 million, $207 million and $190 million for 2014 through 2018 and $1,111 million thereafter. All intangible assets were subject to amortization as of December 31, 2013 and March 31, 2013.

10.	Debt and Financing Activities
Accounts Receivable Sales Facility
In May 2013, we extended our existing accounts receivable sales facility for a six month period under terms substantially similar to those previously in place. In November 2013, we amended the facility to extend the term for an additional year, increased the maximum debt to capital ratio from 56.5% to 65% and added an extended cure period with respect to defaults under the facility relating to Celesio. The committed balance of the facility is $1.35 billion, although from time-to-time, the available amount of the facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. On January 13, 2014, the amendment to the extended cure period terminated upon the failure of the 2013 Tender Offers. The increase to the debt to capital ratio remains in effect. In the fourth quarter of fiscal 2014, we amended this facility to revive the extended cure period with respect to defaults relating to Celesio. The amended facility will expire in November 2014. We anticipate renewing the facility before expiration.
During the first nine months of 2014, we borrowed and repaid $150 million of short-term borrowings under the facility; and for the first nine months of 2013, we borrowed and repaid $1,125 million and $1,525 million. At December 31, 2013 and March 31, 2013, there were no short-term borrowings and related securitized accounts receivable outstanding under this facility.
The facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the facility may be suspended and repayments of any outstanding balances under the facility may be required. At December 31, 2013 and March 31, 2013, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. In November 2013, we amended this facility to increase the maximum debt to capital ratio from 56.5% to 65%, effective upon the Celesio acquisition date, and added an extended cure period with respect to defaults under the credit facility relating to Celesio. On January 13, 2014, the amendment to the Revolving Credit Facility terminated upon the failure of the 2013 Tender Offers. The maximum debt to capital ratio on this facility remained at 56.5% as of December 31, 2013. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first nine months of 2014 and 2013 and as of December 31, 2013 and March 31, 2013, there were no amounts outstanding under this facility. In the fourth quarter of fiscal 2014, we amended this facility to revive the extended cure period with respect to defaults relating to Celesio and the change of the debt to capital ratio from 56.5% to 65%.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Refer to Financial Note 3, “Acquisition of Celesio AG”, for additional information regarding our financing activities.

11.	Hedging Activities
In the first quarter of 2013, we settled a forward contract to hedge British pound denominated cash flows with a gross notional value of $151 million. In the third quarter of 2013, we entered into an additional forward contract to hedge a separately identifiable Canadian dollar denominated cash flow with a notional value of $177 million. This contract was renewed and was settled on its maturity in the first quarter of 2014. In the second quarter of 2014, we entered into and settled a forward contract to hedge Mexican peso denominated cash flows related to our sale of Nadro with a gross notional value of $41 million. In the third quarter of 2014, we entered into a forward contract to hedge a separately identifiable Canadian dollar denominated cash flow with a notional value of $90 million. This contract matures in the fourth quarter of 2014. None of these contracts were designated for hedge accounting and, accordingly, changes in the fair values of these contracts were recorded directly in earnings.  Amounts recorded to earnings were not material for the quarters and nine months ended December 31, 2013 and 2012. At December 31, 2013 and March 31, 2013, the gross notional values of the these contracts were $90 million and $172 million.
In 2012, we entered into a number of forward contracts to hedge Canadian dollar denominated cash flows. These contracts mature over a period of eight years, ending in 2020, and have been designated for hedge accounting. Accordingly, changes in the fair values of these contracts are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings. At December 31, 2013 and March 31, 2013, the gross notional values of these contracts, designated for hedge accounting, were $503 million. No amounts were reclassified to earnings in the quarters and nine months ended December 31, 2013 and 2012.
Refer to Financial Note 3, “Acquisition of Celesio AG,” for additional information regarding our hedging activities.

12.	Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
At December 31, 2013 and March 31, 2013, the carrying amounts of cash, cash equivalents, restricted cash, marketable securities, receivables, drafts and accounts payable and other current liabilities generally approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $4.9 billion and $5.1 billion at December 31, 2013 and $4.9 billion and $5.5 billion at March 31, 2013. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Cash and cash equivalents at December 31, 2013 and March 31, 2013 included investments in money market funds, time deposits and repurchase agreements of $2.0 billion and $1.6 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. The fair value of these derivative contracts, which are subject to a master netting arrangement under certain circumstances, is presented on a gross basis in the condensed consolidated balance sheet.  Fair values for our foreign currency hedges were not material at December 31, 2013 and March 31, 2013.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and nine months ended December 31, 2013 and 2012.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Assets Measured at Fair Value on a Non-Recurring Basis
During the third quarter of 2014, we recorded an $80 million non-cash pre-tax and after-tax impairment charge to reduce the carrying value of our International Technology business to its estimated fair value, less costs to sell. The impairment charge was primarily the result of the terms of the preliminary purchase offers received for this business during the third quarter of 2014. Accordingly, the fair value measurement is classified as Level 3 in the fair value hierarchy.

13.	Commitments and Contingent Liabilities
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
Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2013 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the periods ended June 30, 2013 and September 30, 2013, are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
I. Litigation, Subpoenas and Investigations
From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such requests and investigations are included in the Company's 2013 Annual Report on Form 10-K, and as previously reported, include subpoenas from the U.S. Drug Enforcement Agency to certain of the Company's pharmaceutical distribution facilities seeking information and records about the Company's distribution of certain controlled substances. The Company is currently responding to these requests. In addition, in the third quarter of 2014, the Company was informed of an investigation by the United States Department of Justice through the United States Attorney’s Office for the Northern District of West Virginia of potential claims under the Comprehensive Drug Abuse Prevention and Control Act.  The Company believes that the investigation is focused on the Company’s pharmaceutical distribution of certain controlled substances by its Landover, Maryland distribution center, which closed in 2012.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

II. Average Wholesale Price (“AWP”) Litigation
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Following our most recent review of the reserve for estimated probable losses from current and possible future public entity AWP claims, the Company recorded pre-tax charges of $15 million, $35 million and $18 million (total of $68 million) during the first, second and third quarters of 2014. The Company recorded pre-tax charges of $16 million and $44 million (total of $60 million) during the first and second quarters of 2013. No additional amounts were recorded in the third quarter of 2013. Pre-tax charges relating to changes in the Company’s AWP litigation reserve, including accrued interest, are recorded in our Distribution Solutions segment. The Company’s AWP litigation reserve is included in other current liabilities in the consolidated balance sheets. In view of the uncertainties of the timing and outcome of this type of litigation, it is possible that the ultimate costs of these matters may exceed or be less than the reserve.
The following is the activity related to the AWP litigation reserve for the first nine months of 2014 and 2013:

	Nine Months Ended December 31,
(In millions)	2013	2012
AWP litigation reserve at beginning of period	$42	$453
Charges incurred	68	60
Payments made	(86)	(470)
AWP litigation reserve at end of period	$24	$43

14.	Stockholders’ Equity
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
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at December 31, 2013.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other Comprehensive Income
Information regarding other comprehensive income, net of tax, by component are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2013	2012	2013	2012
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax (benefit) of nil, ($4), nil and ($2)	$(55)	$(16)	$(60)	$14
Reclassified to income statement, net of income tax expense of nil, nil, $24 and nil (1)	—	—	44	—
	(55)	(16)	(16)	14

Unrealized gains (losses) on cash flow hedges and other
Unrealized gains (losses) on cash flow hedges and other arising during period, net of income tax expense of nil, nil, nil and nil	(1)	—	(2)	2

Changes in retirement-related benefit plans
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $4, $3, $10 and $8 (2)	3	5	16	14
Foreign currency translation adjustments, net of income tax expense of nil, nil, nil and nil	1	—	(2)	—
Reclassified to income statement, net of income tax expense of nil, nil, $1 and nil	—	—	1	—
	4	5	15	14

Other Comprehensive Income (Loss), net of tax	$(52)	$(11)	$(3)	$30

(1)
As a result of our sale of our 49% equity interest in Nadro, foreign currency translation net losses of $44 million were reclassified from AOCI to other income, within our condensed consolidated statement of operations. Such losses were previously considered in our impairment evaluation of the investment when we committed to a plan to sell the investment during the fourth quarter of 2013, and accordingly did not impact the 2014 earnings period for the third quarter and first nine months of 2014.

(2)
Pre-tax amount was reclassified into cost of sales and operating expenses in the condensed consolidated statements of operations. The related tax expense (benefit) was reclassified into income tax expense in the condensed consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss), net of tax, by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges and Other, Net of Tax	Unrealized Net Loss and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$136	$(5)	$(196)	$(65)

Other comprehensive income (loss) before reclassifications	(60)	(2)	14	(48)
Amounts reclassified to earnings	44	—	1	45
Other comprehensive income (loss)	(16)	(2)	15	(3)
Balance at December 31, 2013	$120	$(7)	$(181)	$(68)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

15.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2013	2012	2013	2012
Revenues
Distribution Solutions (1)
Direct distribution & services	$24,859	$22,386	$71,620	$64,625
Sales to customers’ warehouses	4,416	4,468	13,204	14,621
Total U.S. pharmaceutical distribution & services	29,275	26,854	84,824	79,246
Canada pharmaceutical distribution & services	2,785	2,633	7,984	7,559
Medical-Surgical distribution & services	1,462	874	4,286	2,542
Total Distribution Solutions	33,522	30,361	97,094	89,347
Technology Solutions
Services	658	598	1,975	1,777
Software	107	120	338	357
Hardware	19	20	61	72
Total Technology Solutions	784	738	2,374	2,206
Total Revenues	$34,306	$31,099	$99,468	$91,553

Operating profit
Distribution Solutions (2) (3) (4) (5)	$552	$525	$1,856	$1,646
Technology Solutions (6)	37	92	269	274
Total	589	617	2,125	1,920
Corporate Expenses, Net (7)	(112)	(109)	(307)	(212)
Interest Expense	(69)	(59)	(187)	(170)
Income Before Income Taxes from Continuing Operations	$408	$449	$1,631	$1,538

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)
Operating profit for the third quarter of 2014 includes AWP litigation charges of $18 million and for the first nine months of 2014 and 2013 includes AWP litigation charges of $68 million and $60 million, which were recorded in operating expenses.

(3)
Operating profit for the third quarter and first nine months of 2014 includes last-in-first-out (“LIFO”) charges of $142 million and $186 million and, for the third quarter and first nine months of 2013 includes LIFO charges of $2 million and $5 million, which were recorded in cost of sales.

(4)
Operating profit for the third quarter and first nine months of 2014 includes the receipt of $27 million and $34 million and for the third quarter and first nine months of fiscal year 2013 the receipt of $8 million and $27 million representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers, which was recorded as a reduction to cost of sales.

(5)	Operating profit for the third quarter and first nine months of 2013 includes a $40 million charge for a legal dispute in our Canadian business, which was recorded in operating expenses.

(6)
Technology Solutions segment results for the third quarter of 2014 include product alignment charges, integration-related expenses and reduction-in-workforce severance charges totaling $57 million, of which $34 million was recorded in cost of sales and $23 million was recorded in operating expenses. This segment’s results for the first nine months of 2014 include product alignment charges, integration-related expenses and reduction-in-workforce severance charges totaling $60 million, of which $34 million was recorded in cost of sales and $26 million was recorded in operating expenses.

(7)
Corporate expenses, net for the third quarter and first nine months of 2014 include $25 million of acquisition-related expenses and for the first nine months of 2013 are net of an $81 million pre-tax gain on business combination related to the acquisition of the remaining 50% ownership interest in our corporate headquarters building.

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
Results of Operations
Financial Overview:

(In millions, except per share amounts)	Quarter Ended December 31,			Nine Months Ended December 31,
	2013	2012	Change	2013	2012	Change

Revenues	$34,306	$31,099	10%	$99,468	$91,553	9%

LIFO-Related Adjustments (1)	$(142)	$(2)	NM	$(186)	$(5)	NM

Litigation Charges	$(18)	$—	—	$(68)	$(60)	13

Gain on Business Combination	$—	$—	NM	$—	$81	NM

Income from Continuing Operations Before Income Taxes	$408	$449	(9)%	$1,631	$1,538	6%
Income Tax Expense	(252)	(143)	76	(639)	(454)	41
Income from Continuing Operations	156	306	(49)	992	1,084	(8)
Loss from Discontinued Operations, Net of Tax	(92)	(8)	NM	(100)	(5)	NM
Net Income	$64	$298	(79)	$892	$1,079	(17)

Diluted Earnings (Loss) Per Common Share
Continuing Operations	$0.67	$1.27	(47)%	$4.26	$4.51	(6)%
Discontinued Operations	(0.39)	(0.03)	NM	(0.43)	(0.02)	NM
Total	$0.28	$1.24	(77)	$3.83	$4.49	(15)

Weighted Average Diluted Common Shares	234	240	(3)%	233	240	(3)%
NM – not meaningful

(1)	Adjustments related to our last-in-first-out (“LIFO”) method of accounting for inventories.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues for the third quarter of 2014 increased 10% to $34.3 billion and for the first nine months of 2014 increased 9% to $99.5 billion compared to the same periods a year ago primarily reflecting market growth, which includes growing drug utilization and price increases, our mix of business and our fourth quarter 2013 acquisition of PSS World Medical, Inc. (“PSS World Medical”) (as described under the caption “Business Combinations”). These increases were partially offset by price deflation associated with brand to generic drug conversions.
Income from continuing operations before income taxes for the third quarter of 2014 decreased 9% to $408 million and for the first nine months of 2014, increased 6% to $1,631 million compared to the same periods a year ago.  In addition to the items noted below, financial results benefited from higher operating profit in our Distribution Solutions segment which includes our acquisition of PSS World Medical.
Income from continuing operations before income taxes was impacted by:
Fiscal 2014:

•	LIFO-related charges of $142 million and $186 million for the third quarter and first nine months,

•	Average Wholesale Price (“AWP”) litigation charges of $18 million and $68 million for the third quarter and first nine months,

•
$57 million of product alignment charges, integration-related expenses and reduction-in-workforce severance charges within our Technology Solutions segment for the third quarter and $60 million for the first nine months, and

•
$35 million of expenses associated with our acquisition of Celesio AG for the third quarter and first nine months. These expenses primarily consisted of professional fees, costs associated with a foreign currency option and bridge loan fees. Expenses were recorded as follows: $12 million in operating expenses, $13 million in other income (loss), net and $10 million in interest expense.

Fiscal 2013:

•	AWP litigation charges of $60 million for the first nine months,

•	A $40 million charge for a legal dispute in our Canadian business for the third quarter and first nine months, and

•
A non-cash $81 million pre-tax gain ($51 million after-tax) on a business combination associated with the purchase of the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California for the first nine months.

Income tax expense for the third quarter and first nine months of 2014 includes a charge of $122 million relating to our litigation with the Canadian Revenue Agency (“CRA”). The charge resulted from an unfavorable decision received in the third quarter of 2014 from the Tax Court of Canada with respect to transfer pricing issues.
In the first quarter of 2014, we committed to a plan to sell our International Technology and Hospital Automation businesses from our Technology Solutions segment and a small business from our Distribution Solutions segment and, accordingly, financial results for these businesses have been presented as discontinued operations. During the third quarter of 2014, we recorded a non-cash pre-tax and after-tax impairment charge of $80 million to reduce the carrying value of our International Technology business to its estimated net realizable value based on preliminary offers received.
Net income for the third quarter of 2014 decreased 79% to $64 million and for the first nine months of 2014 decreased 17% to $892 million compared to the same periods a year ago. Diluted earnings per common share for the third quarter of 2014 decreased 77% to $0.28 and for the first nine months of 2014 decreased 15% to $3.83 compared to the same periods a year ago. Diluted earnings per common share for 2014 benefited from the cumulative effect of our stock repurchases.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

On October 24, 2013, we entered into (i) a Share Purchase Agreement (the “SPA”) with Franz Haniel & Cie. GmbH (“Haniel”) and (ii) a Business Combination Agreement (the “BCA”) with Celesio AG (“Celesio”). Celesio’s issued and outstanding share capital was 50.01% owned by Haniel. Celesio is an international wholesale and retail company and provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio operates in 14 countries and is headquartered in Stuttgart, Germany.  Under the original terms of the SPA and BCA, McKesson was to acquire a majority stake in Celesio for €23.00 per share  from Haniel and launch a parallel voluntary public tender offer to purchase Celesio’s publicly-traded shares at €23.00 per share (the “Share Offer”) and tender offers for its outstanding convertible bonds at a price corresponding to the value of the underlying shares implied by a €23.00 per share offer price (the “Bond Offers” and, together with the “Share Offer,” the “2013 Tender Offers”).  The total original proposed transaction, including the assumption of Celesio’s outstanding debt, was valued at approximately €6.1 billion (or, assuming a currency exchange ratio of $1.35/1€, approximately $8.3 billion).  On December 5, 2013, we commenced the voluntary public tender offers.  On January 9, 2014, we and Haniel amended the SPA to increase the price to be paid per share of Celesio from €23.00 to €23.50 and we increased the purchase price in the Share Offer to €23.50 per share and the purchase price in the Bond Offers to a price corresponding to the value of the underlying shares implied by a €23.50 per share offer price. The 2013 Tender Offers expired on January 9, 2014.  On January 13, 2014, we announced that the 2013 Tender Offers had failed to meet the minimum 75% completion condition outlined in the 2013 Tender Offers.
On January 23, 2014, we entered into (i) an amendment to the BCA, (ii) an amended and restated SPA with Haniel, and (iii) a Bond Purchase Agreement with Elliott International, L.P., The Liverpool Limited Partnership and Elliott Capital Advisers, L.P. (collectively, the “Acquisition”).  Upon completion of the Acquisition, we will acquire approximately 75.99% of Celesio’s shares currently outstanding for €23.50 per share.  These agreements are not subject to any closing conditions. The Acquisition is expected to close during our fourth quarter of fiscal year 2014, which will result in McKesson achieving more than 75% ownership of Celesio shares on a fully diluted basis following a conversion of the Celesio convertible bonds into Celesio shares.  We intend to utilize a new $5.5 billion  bridge loan and cash on hand to complete the Acquisition.  We also intend to launch and complete a voluntary tender offer (the “2014 Tender Offer”) of €23.50 per Celesio share in the fourth quarter of fiscal year 2014. The total proposed transaction, including the assumption of Celesio’s outstanding debt, is currently valued at approximately €6.4 billion (or, assuming a currency exchange ratio of $1.37/1€ as of January 23, 2014, approximately $8.7 billion).
Details regarding our acquisition of Celesio AG are included in Financial Note 3, “Acquisition of Celesio AG,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Distribution Solutions
Direct distribution & services	$24,859	$22,386	11%	$71,620	$64,625	11%
Sales to customers’ warehouses	4,416	4,468	(1)	13,204	14,621	(10)
Total U.S. pharmaceutical distribution & services	29,275	26,854	9	84,824	79,246	7
Canada pharmaceutical distribution & services	2,785	2,633	6	7,984	7,559	6
Medical-Surgical distribution & services	1,462	874	67	4,286	2,542	69
Total Distribution Solutions	33,522	30,361	10	97,094	89,347	9
Technology Solutions
Services	658	598	10	1,975	1,777	11
Software	107	120	(11)	338	357	(5)
Hardware	19	20	(5)	61	72	(15)
Total Technology Solutions	784	738	6	2,374	2,206	8
Total Revenues	$34,306	$31,099	10	$99,468	$91,553	9
Revenues for 2014 increased compared to the same periods a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Direct distribution and services revenues increased primarily due to market growth, which includes growing drug utilization and price increases, our mix of business, new customers and a shift of revenues from sales to customers’ warehouses. These increases were partially offset by price deflation associated with brand to generic drug conversions.
Sales to customers’ warehouses were flat in the third quarter and decreased in the first nine months of 2014. The decrease was primarily due to a shift of revenues to direct distribution and services, including a customer transition, and loss of a customer.
Canadian pharmaceutical distribution and services revenues increased for 2014 compared to the same periods a year ago. These revenues were impacted by unfavorable foreign currency exchange rate fluctuations of 6% and 4% for the third quarter and first nine months of 2014. Excluding foreign currency exchange rate fluctuations, Canadian revenues increased 12% and 10% for the third quarter and first nine months of 2014 primarily due to market growth and a new customer, partially offset by government imposed price reductions for generic pharmaceuticals in certain provinces.
Medical-Surgical distribution and services revenues increased primarily due to our acquisition of PSS World Medical and market growth.
Technology Solutions revenues increased primarily due to small business acquisitions and higher volume of claims processing revenues. These increases were partially offset by a decrease in software product revenues.
Gross Profit:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Gross Profit
Distribution Solutions	$1,499	$1,287	16%		$4,642	$3,841	21%
Technology Solutions	341	358	(5)		1,127	1,048	8
Total	$1,840	$1,645	12		$5,769	$4,889	18

Gross Profit Margin
Distribution Solutions	4.47%	4.24%	23	bp	4.78%	4.30%	48	bp
Technology Solutions	43.49	48.51	(502)		47.47	47.51	(4)
Total	5.36	5.29	7		5.80	5.34	46
bp - basis points
Gross profit and gross profit margin increased for the third quarter and first nine months of 2014 compared to the same periods a year ago primarily as a result of growth in our Distribution Solutions segment.
Distribution Solutions segment’s gross profit margin increased primarily due to our acquisition of PSS World Medical, increased sales of higher margin generic drugs, an increase in buy margin and a lower proportion of revenues within the segment attributed to sales to customers’ warehouses. These increases were partially offset by a charge related to the LIFO method of accounting for inventories and a decrease in sell margin. Buy margin primarily reflects volume and timing of compensation from branded and generic pharmaceutical manufacturers. Our Distribution Solutions segment's gross profit margin for the third quarter and first nine months of 2014 was also favorably affected by the receipt of $27 million and $34 million and for the third quarter and first nine months of 2013 the receipt of $8 million and $27 million, representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
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
From 2005 through 2011, we experienced net price deflation and in 2012 and 2013, we experienced net price inflation in our pharmaceutical inventories.  As a result of this cumulative net price deflation, at March 31, 2013, pharmaceutical inventories at LIFO were $60 million more than market and, accordingly, a $60 million lower-of-cost or market (“LCM”) reserve reduced inventories to market.  During 2014, we experienced net inflation in our pharmaceutical inventories.  As a result, we recorded LIFO charges of $142 million and $186 million to cost of sales, net of the LCM reserve release, in the third quarter and first nine months of 2014 compared to LIFO charges of $2 million and $5 million in the third quarter and first nine months of 2013.  As of December 31, 2013, the LCM reserve was nil. At December 31, 2013 and March 31, 2013, our LIFO reserves, net of LCM adjustments were $306 million and $120 million.
Technology Solutions segment’s gross profit margin decreased primarily due to $34 million of charges recorded in the third quarter of 2014.  During the third quarter of 2014, the Technology Solutions segment recorded pre-tax charges totaling $57 million.  These charges primarily consist of $35 million of product alignment charges, $15 million of integration-related expenses and $7 million of reduction-in-workforce severance charges.  Included in the total charge was $35 million for severance for employees primarily in our research and development, customer services and  sales functions, and $15 million for asset impairments which primarily represents the write-off of deferred costs for a product that will no longer be developed.  Charges were recorded in our condensed consolidated statement of operations as follows: $34 million in cost of sales and $23 million in operating expenses.
Operating Expenses and Other Income (Loss), Net:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2013	2012	Change		2013	2012	Change
Operating Expenses
Distribution Solutions	$950	$769	24%		$2,799	$2,212	27%
Technology Solutions	303	266	14		857	777	10
Corporate	102	112	(9)		302	220	37
Total	$1,355	$1,147	18		$3,958	$3,209	23

Operating Expenses as a Percentage of Revenues
Distribution Solutions	2.83%	2.53%	30	bp	2.88%	2.48%	40	bp
Technology Solutions	38.65	36.04	261		36.10	35.22	88
Total	3.95	3.69	26		3.98	3.51	47

Other Income (Loss), Net
Distribution Solutions	$3	$7	NM		$13	$17	NM
Technology Solutions	(1)	—	NM		(1)	3	NM
Corporate	(10)	3	NM		(5)	8	NM
Total	$(8)	$10	NM		$7	$28	NM

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating expenses and operating expenses as a percentage of revenues increased for the third quarter and first nine months of 2014 compared to the same periods a year ago primarily due to our PSS World Medical acquisition. Additionally, operating expenses for the first nine months of 2013 included an $81 million pre-tax gain on business combination.
Operating expenses include charges of $40 million and $66 million for acquisition expenses during the third quarter and first nine months of 2014 compared to a charge of $10 million and a net credit of $67 million for the third quarter and first nine months of 2013. Expenses in 2014 were primarily related to our integration of PSS World Medical and our acquisition of Celesio. The net credit for the first nine months of 2013 was primarily due to the $81 million pre-tax gain on business combination.
During the third quarter and first nine months of 2014, amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company increased compared to the same periods a year ago primarily reflecting our PSS World Medical acquisition. Amortization expense by segment was as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2013	2012	2013	2012
Distribution Solutions	$55	$37	$161	$103
Technology Solutions	11	12	35	35
Total	$66	$49	$196	$138
Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to our PSS World Medical acquisition and higher AWP charges. These increases were partially offset by the impact of a $40 million charge for a legal dispute in our Canadian business in the third quarter of 2013. AWP charges were $18 million and $68 million for the third quarter and first nine months of 2014, and nil and $60 million for the comparable prior year periods.
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased primarily due to small business acquisitions, product alignment charges, integration-related expenses and reduction-in-workforce severance charges, and continued investment in research and development activities.
Corporate expenses decreased for the third quarter of 2014 primarily reflecting a decrease in compensation and environmental related expenses.  These decreases were partially offset with expenses for the acquisition of Celesio.  Corporate expenses for the first nine months of 2014 increased primarily reflecting the  prior year $81 million gain on business combination, expenses associated with the acquisition of Celesio and spending on certain initiatives.  These increases were partially offset by a decrease in environmental related expenses.
Other income, net for the third quarter and first nine months of 2014 decreased primarily due to a loss on an option contract relating to the acquisition of Celesio AG.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit and Corporate Expenses, Net:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Segment Operating Profit
Distribution Solutions	$552	$525	5%	$1,856	$1,646	13%
Technology Solutions	37	92	(60)	269	274	(2)
Subtotal	589	617	(5)	2,125	1,920	11
Corporate Expenses, Net	(112)	(109)	3	(307)	(212)	45
Interest Expense	(69)	(59)	17	(187)	(170)	10
Income from Continuing Operations Before Income Taxes	$408	$449	(9)	$1,631	$1,538	6

Segment Operating Profit Margin
Distribution Solutions	1.65%	1.73%	(8) bp	1.91%	1.84%	7	bp
Technology Solutions	4.72	12.47	(775)	11.33	12.42	(109)
Operating profit margin for our Distribution Solutions segment decreased for the third quarter of 2014 and increased for the first nine months of 2014. Operating profit margin for our Distribution Solutions segment in 2014 was impacted by increased gross profit margin and higher operating expenses as a percentage of revenues associated with our acquisition of PSS.
Operating profit margin for our Technology Solutions segment decreased primarily reflecting lower gross profit margin and higher operating expenses as percentage of revenues.
Corporate expenses, net of other income increased due to higher operating expenses and lower other income, and for the first nine months of 2014 due to the prior year $81 million gain on business combination.
Interest Expense: Interest expense for the third quarter and first nine months of 2014 increased primarily due to the issuance of $1.8 billion of notes in 2013 and bridge loan fees associated with the Celesio acquisition. These increases were partially offset by the repayment of $500 million of the current portion of our long-term debt in March 2013. Interest rates on the notes issued in 2013 were substantially lower than the interest rate on the debt repaid in March 2013.
Income Taxes: Our reported income tax rates for the third quarters of 2014 and 2013 were 61.8% and 31.8% and for the first nine months of 2014 and 2013 were 39.2% and 29.5%. Fluctuations in our reported income tax rates are primarily due to changes within our estimated business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, and discrete tax items. Income tax expense for the third quarters of 2014 and 2013 included discrete tax expenses of $119 million and $3 million and, for the first nine months of 2014 and 2013, included discrete tax expenses of $119 million and discrete tax benefits of $21 million. Discrete tax expenses for 2014 primarily related to a $122 million charge regarding an unfavorable decision from the Tax Court of Canada with respect to transfer pricing issues.
Income from Continuing Operations: Income from continuing operations was $156 million and $306 million for the third quarters of 2014 and 2013, or $0.67 and $1.27 per diluted common share. Income from continuing operations was $992 million and $1,084 million for the first nine months of 2014 and 2013, or $4.26 and $4.51 per diluted common share.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Loss from Discontinued Operations: Loss from discontinued operations, net of tax, was $92 million for the third quarter of 2014 compared to a loss of $8 million for the third quarter of 2013. Loss from discontinued operations, net of tax, was $100 million for the first nine months of 2014 compared to a loss of $5 million for the first nine months of 2013. Loss from discontinued operations for 2014 includes a non-cash pre-tax and after-tax impairment charge of $80 million to reduce the carrying value of our International Technology business to its estimated net realizable value. The charge is primarily the result of the terms of the preliminary purchase offers received for this business during the third quarter of 2014. The ultimate selling price of this business may be higher or lower than our current assessment of fair value. The impairment charge was primarily attributed to goodwill and other long-lived assets of our International Technology business which are included in the assets classified as held for sale at December 31, 2013. There was no tax benefit associated with the impairment charge.
Additionally, on October 31, 2013, we sold our Hospital Automation business for net cash proceeds of $55 million and recorded a pre-tax and after-tax loss of $5 million and $7 million.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 234 million and 240 million for the third quarters of 2014 and 2013 and 233 million and 240 million for the first nine months of 2014 and 2013. The decrease in the number of weighted average diluted common shares outstanding primarily reflects the cumulative effect of our share repurchases during the last twelve months, partially offset by exercises of share-based awards.
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
Refer to Financial Notes 2 and 3, “Business Combinations” and “Acquisition of Celesio AG”, to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q for further information.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Financial Condition, Liquidity and Capital Resources
We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable sales facility, short-term borrowings under the 2014 Bridge Loan facility, the revolving credit facility and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, from time-to-time, we may access the long-term debt capital markets to discharge our other liabilities or to fund strategic initiatives.
Operating activities generated cash of $472 million and $276 million during the first nine months of 2014 and 2013. Operating activities for the first nine months of 2014 and 2013 include $86 million and $470 million of payments made for AWP litigation settlements. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements.
Investing activities utilized cash of $422 million and $784 million during the first nine months of 2014 and 2013. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software, partially offset by proceeds from the sales of our Hospital Automation business and our Nadro investment.
Financing activities utilized cash of $73 million during the first nine months of 2014 and generated cash of $82 million during the first first nine months of 2013. Financing activities for the first nine months of 2014 include cash receipts and payments of $150 million for short-term borrowings. Financing activities for the first nine months of 2013 include cash receipts of $1,125 million from short-term borrowings and $892 million from the issuance of long-term debt, and cash paid of $1,525 million for repayment of short-term borrowings. Additionally, financing activities for the first nine months of 2014 and 2013 included $128 million and $413 million of cash paid for stock repurchases.
In the fourth quarter of 2013, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $150 million of the Company’s common stock. As of March 31, 2013, we had received $1.2 million shares representing the minimum number of shares due under this program.  This program was completed on April 17, 2013 and we received 0.2 million additional shares on April 22, 2013. The total number of shares repurchased under this program was 1.4 million shares at an average price per share of $107.63.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at December 31, 2013.
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
We believe that our operating cash flow, financial assets and current access to capital and credit markets, including our existing credit facilities and the senior bridge loan agreement, will give us the ability to meet our financing needs for the foreseeable future. However, there can be no assurance that future volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our costs of borrowing.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2013	March 31, 2013
Cash and cash equivalents	$2,431	$2,456
Working capital	3,330	1,813
Debt, net of cash and cash equivalents	2,443	2,417
Debt to capital ratio (1)	37.8%	40.8%
Net debt to net capital employed (2)	23.3	25.5
Return on stockholders’ equity (3)	16.6	18.3

(1)	Ratio is computed as total debt divided by the sum of total debt and stockholders’ equity.

(2)	Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and stockholders’ equity (“net capital employed”).

(3)	Ratio is computed as net income for the last four quarters, divided by a five-quarter average of stockholders’ equity.
Cash equivalents, which are available-for-sale, are carried at fair value. Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, AAA rated prime money market funds denominated in Euros, overnight repurchase agreements collateralized by U.S. Treasury bonds, Canadian government securities and/or securities that are guaranteed or sponsored by the U.S. government and an AAA rated prime money market fund denominated in British pound sterling.
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds.
Our cash and cash equivalents balance as of December 31, 2013 included approximately $1.5 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents, as well as, short-term borrowings under our accounts receivable sales facility, revolving credit facility and from commercial paper issuances. Our borrowing facilities are described in Financial Notes 3 and 10, “Acquisition of Celesio AG” and “Debt and Financing Activities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. Changes in our financing activities in 2014 primarily consisted of:

–	In May 2013, we extended our Accounts Receivable Sales Facility for a six month period under terms substantially similar to those previously in place.

–
In connection with our acquisition of Celesio AG, in October 2013, we entered into a $5.5 billion 364-day unsecured Senior Bridge Term Loan Agreement (the “2013 Bridge Loan”). The 2013 Bridge Loan contained terms substantially similar to those contained in our existing Revolving Credit Facility except that the debt to capital ratio covenant was 65%. The commitments under the 2013 Bridge Loan automatically terminated on January 13, 2014 upon the failure of the Tender Offers.

–
In November 2013, we amended our Accounts Receivable Sales Facility and Revolving Credit Facility. The amendments added an extended cure period to both facilities with respect to defaults under the facilities relating to Celesio. Additionally, the amendments increased the maximum debt to capital ratio covenant from 56.5% to 65% for the Accounts Receivable Sales Facility, and upon completion of the acquisition of Celesio, for the Revolving Credit Facility. The Accounts Receivable Sales Facility was extended until November 2014. We anticipate renewing this facility before expiration. Upon the failure of the 2013 Tender Offers, the provisions of the amendments to both facilities terminated other than the increase to the debt to capital ratio for the Accounts Receivable Sales Facility, which remains in effect.

–
On January 23, 2014, we entered into a new $5.5 billion 364-day unsecured Senior Bridge Term Loan Agreement (the “2014 Bridge Loan”) under terms substantially similar to those previously in place for the 2013 Bridge Loan. The borrowings under the 2014 Bridge Loan will be made available to us at our request to: (i) pay the Acquisition consideration, (ii) fund additional acquisitions, if any, of Celesio shares and convertible bonds, including shares acquired in the 2014 Tender Offer and (iii) pay transaction costs associated with the Acquisition.  The 2014 Bridge Loan requires that we maintain a debt to capital ratio of no greater than 65% throughout the term of the 2014 Bridge Loan.  We expect that we will refinance all or part of the outstanding amounts under the 2014 Bridge Loan with longer-term financing prior to the end of the 2014 Bridge Loan’s 364-day term.  In the fourth quarter of fiscal year 2014, we amended our Accounts Receivable Sales Facility and Revolving Credit Facility to revive the extended cure period under both facilities with respect to defaults relating to Celesio and to the Revolving Credit Facility to revive the change of the debt to capital ratio from 56.5% to 65%.

As of December 31, 2013 and March 31, 2013, there were no amounts outstanding under these facilities.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our debt to capital ratio under our Accounts Receivable Sales Facility and Revolving Credit Facility, which cannot exceed 65% and 56.5%. For the purpose of calculating this ratio, borrowings under the Accounts Receivable Sales Facility are excluded. If we exceed this ratio, repayment of debt outstanding under the Revolving Credit Facility could be accelerated. As of December 31, 2013 and March 31, 2013, we were in compliance with our financial covenants.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 13, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
Following is an update to our risk factors. There have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2013 Annual Report on Form 10-K.
We are subject to risks and uncertainties associated with our acquisition of Celesio.
On January 23, 2014, we and our wholly-owned subsidiary, Dragonfly GmbH & Co. KGaA (“McKesson AcquiCo”), entered into (i) an amendment to the Business Combination Agreement dated October 24, 2013 (“BCA Amendment”) with Celesio AG (“Celesio”), (ii) an amended and restated Share Purchase Agreement dated October 24, 2013 (“SPA”) with Franz Haniel & Cie. GmbH (“Haniel”), and (iii) a Bond Purchase Agreement (“BPA” with Elliott International, L.P., The Liverpool Limited Partnership and Elliott Capital Advisers, L.P. (the “Elliott Group”). Following the execution of the Agreements, McKesson AcquiCo announced the commencement of a new voluntary public tender offer for the remaining shares of Celesio.
Under the terms of the SPA, McKesson AcquiCo will unconditionally acquire from Haniel a stake comprising approximately 75.99% of the Celesio shares currently outstanding for €23.50 per share. Under the terms of the BPA, McKesson AcquiCo will unconditionally acquire from the Elliott Group 4,840 of the 7,000 convertible bonds issued by Celesio Finance B.V. in the nominal aggregate amount of €350 million due in October 2014, and 2,180 of the 3,500 convertible bonds issued by Celesio Finance B.V in the nominal amount of €350 million due in April 2018 (together, the “Bonds”) currently outstanding. The SPA and BPA are expected to close on February 6, 2014, which will result in McKesson AcquiCo achieving more than 75% ownership of Celesio shares on a fully diluted basis following a conversion of the Bonds into Celesio shares. The total value of the SPA and BPA is approximately €3.7 billion (or, assuming a currency exchange ratio of $1.37/€1, approximately $5.1 billion). In addition to the risks and uncertainties that are described in Part I, Item 1A, of our 2013 Annual Report on Form 10-K under the heading “Risk Factors - Our business could be hindered if we are unable to complete and integrate acquisitions successfully,” we may face certain risks and uncertainties associated with our acquisition of Celesio.

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
Any significant diversion of management’s attention away from the ongoing businesses, and any difficulties encountered in the acquisition, transition and integration process, could adversely affect our financial results, both prior to and after the acquisition of Celesio. Moreover, the failure to achieve the anticipated benefits of the acquisition could result in increased costs or decreases in the amount of expected revenues, and could adversely affect our future business, financial condition, operating results and prospects. Events outside of our control, including the market price of Celesio shares and convertible bonds that we will not acquire upon closing of the SPA and BPA, changes in regulations and laws, as well as economic trends, could also adversely affect our ability to realize the expected benefits from our acquisition of Celesio.
The process for acquiring Celesio, as contemplated by the share purchase, bond purchase and the business combination agreements, is complex and we do not expect to complete the steps required to exercise operating control of Celesio until late in the first half of our fiscal 2015. Our pursuit of the Celesio acquisition and the preparation for the integration of Celesio’s business over an extended period of time may place a significant burden on our management and internal resources, as well as the management and internal resources of Celesio. In the event that our acquisition of Celesio’s remaining outstanding common shares and convertible bonds thereof is significantly delayed, it may prevent the Celesio acquisition from being consummated on the anticipated timeline, which could have a material adverse effect on the market price of our common stock, and could result in our incurring significant expenses related to the Celesio acquisition without realizing the expected benefits.
We entered into a $5.5 billion senior bridge term loan agreement in connection with the acquisition of Celesio, which contains terms substantially similar to our existing revolving credit facility. While we believe that our operating cash flow, financial assets, current access to capital and credit markets, including the senior bridge term loan agreement and our existing revolving credit and sales facilities, will provide us with the ability to meet our financing needs for the foreseeable future (including the financing for the Celesio acquisition), there can be no assurance that our incurrence of additional indebtedness, or volatility and disruption in the global capital and credit markets, will not impair our liquidity, increase our costs of borrowing or adversely affect our ability to obtain at commercially acceptable terms permanent financing for our acquisition of Celesio.

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
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at December 31, 2013.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the third quarter of 2014.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2013 – October 31, 2013	—	$—	—	$340
November 1, 2013 – November 30, 2013	—	—	—	340
December 1, 2013 – December 31, 2013	—	—	—	340
Total	—		—	340

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

McKESSON CORPORATION

Item 5.	Other Information.
The other information shown below is being presented to reflect discontinued operations as described in Financial Note 7, “Discontinued Operations”, to the condensed financial statements appearing in this Quarterly Report on Form 10-Q. In the first quarter of 2014, we committed to a plan to sell our International Technology and our Hospital Automation businesses from our Technology Solutions segment and a small business from our Distribution Solutions segment. We are required to reflect the change in presentation and disclosure for all periods presented in future filings with the SEC.
The table below presents our statements of operations for the years ended March 31, 2013, 2012, and 2011 as previously reported and as recast (unaudited) to reflect discontinued operations mentioned above.

	Years Ended March 31,
	2013		2012		2011
(In millions, except per share amounts)	As Previously Reported	As Recast (unaudited)	As Previously Reported	As Recast (unaudited)	As Previously Reported	As Recast (unaudited)
Revenues	$122,455	$122,069	$122,734	$122,321	$112,084	$111,677
Cost of Sales	(115,471)	(115,221)	(116,167)	(115,919)	(106,114)	(105,880)
Gross Profit	6,984	6,848	6,567	6,402	5,970	5,797

Total Operating Expenses	(4,669)	(4,523)	(4,418)	(4,278)	(4,149)	(4,031)

Other Income, Net	35	34	21	20	36	35
Impairment of an Equity Investment	(191)	(191)	—	—	—	—
Interest Expense	(240)	(240)	(251)	(251)	(222)	(222)
Income from Continuing Operations Before Income Taxes	1,919	1,928	1,919	1,893	1,635	1,579
Income Tax Expense	(581)	(581)	(516)	(514)	(505)	(496)
Income from Continuing Operations	1,338	1,347	1,403	1,379	1,130	1,083
Income (Loss) from Discontinued Operations, Net of Tax	—	(9)	—	24	72	119
Net Income	$1,338	$1,338	$1,403	$1,403	$1,202	$1,202

Earnings (Loss) Per Common Share
Diluted
Continuing Operations	$5.59	$5.62	$5.59	$5.49	$4.29	$4.12
Discontinued Operations	—	(0.03)	—	0.10	0.28	0.45
Total	$5.59	$5.59	$5.59	$5.59	$4.57	$4.57

Basic
Continuing Operations	$5.71	$5.74	$5.70	$5.60	$4.37	$4.19
Discontinued Operations	—	(0.03)	—	0.10	0.28	0.46
Total	$5.71	$5.71	$5.70	$5.70	$4.65	$4.65

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description

10.1
Share Purchase Agreement, dated October 24, 2013, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co. KGaA and McKesson Corporation; (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on Octobert 25, 2013, File No. 1-13252).

10.2
First Amendment of the Share Purchase Agreement, dated December 19, 2013, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co. KGaA and McKesson Corporation; (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 15, 2014, File No. 1-13252).

10.3
Second Amendment of the Share Purchase Agreement, dated January 9, 2014, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co. KGaA and McKesson Corporation; (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 15, 2014, File No. 1-13252).

10.4
Business Combination Agreement, dated October 24, 2013, by and between Dragonfly GmbH & Co. KGaA, McKesson Corporation and Celesio AG; (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2013, File No. 1-13252).

10.5
Senior Bridge Term Loan Agreement, dated as of October 23, 2013, among McKesson Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto; (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2013, File No. 1-13252).

10.6
Amendment No. 1, dated as of November 13, 2013, to the Senior Bridge Term Loan Agreement, dated as of October 23, 2013, among McKesson Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2013, File No. 1-13252).

10.7
Amendment No. 1, dated November 15, 2013, to the Credit Agreement, dated as of September 23, 2011, among the Company and McKesson Canada Corporation, collectively, the Borrowers, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. (acting through its Canada branch), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co- Syndication Agents, Wells Fargo Bank, National Association as L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., The Bank of Nova Scotia and U.S. Bank National Association as Co-Documentation Agents, and The Other Lenders Party Thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Sole Lead Arranger and Sole Book Manager. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2013, File No. 1-13252).

10.8
Amendment No. 3, dated as of November 15, 2013, Amendment No. 2, dated as of May 15, 2013, and Amendment No. 1, dated as of May 16, 2012, to the Fourth Amended and Restated Receivables Purchase Agreement and Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 18, 2011, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (as successor to JPMorgan Chase Bank, N.A.), as collateral agent. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2013, File No. 1-13252).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	January 30, 2014	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

Date:	January 30, 2014	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller