Form 10-K
period 2014-03-31
MCKESSON CORP
filed 2014-05-14
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2013, was approximately $29.4 billion.
Number of shares of common stock outstanding on April 30, 2014: 230,576,753
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The public may also read or copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the website is www.sec.gov.
Business Segments
We operate in two segments. The McKesson Distribution Solutions segment distributes ethical and proprietary drugs and equipment and health and beauty care products throughout North America and internationally. This segment includes our International pharmaceutical distribution and services business which reflects the results of operations from our acquisition of Celesio AG (“Celesio”) in February 2014. This segment provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, and practice management, technology, clinical support and business solutions to oncology and other specialty practices operating in the community setting. This segment also provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers through a network of distribution centers within the U.S. In addition, this segment sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services. In September 2013, we sold our 49% interest in Nadro, S.A. de C.V. (“Nadro”), a pharmaceutical distributor in Mexico. Prior to the sale, financial results for Nadro were included in this segment.
The McKesson Technology Solutions segment includes McKesson Health Solutions, which includes our InterQual® clinical criteria solution, claims payment solutions and network performance tools. This segment also delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payers primarily from North America.
Net revenues for our segments for the last three years were as follows:

	Years Ended March 31,
(Dollars in billions)	2014		2013		2012
Distribution Solutions	$134.4	98%	$119.1	98%	$119.4	98%
Technology Solutions	3.2	2%	3.0	2%	2.9	2%
Total	$137.6	100%	$122.1	100%	$122.3	100%

McKESSON CORPORATION

Distribution Solutions Segment
McKesson Distribution Solutions consists of the following businesses: North America pharmaceutical distribution and services, International pharmaceutical distribution and services and Medical Surgical distribution and services.
North America pharmaceutical distribution and services
Our North America pharmaceutical distribution and services business is comprised of the following business units: U.S. Pharmaceutical Distribution, McKesson Specialty Health, McKesson Canada, and McKesson Pharmacy Systems and Automation.
U.S. Pharmaceutical Distribution: This business supplies pharmaceuticals and/or other healthcare-related products to customers throughout the United States in three primary customer channels: (1) retail national accounts (including national and regional chains, food/drug combinations, mail order pharmacies and mass merchandisers); (2) independent retail pharmacies; and (3) institutional healthcare providers (including hospitals, health systems, integrated delivery networks, clinics and alternate site providers). This business also provides solutions and services to pharmaceutical manufacturers. This business sources materials and products from a wide-array of different suppliers, including certain generic pharmaceutical drugs produced through a contract-manufacturing program.
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
The major offerings of the McKesson U.S. Pharmaceutical Distribution business by customer group can be categorized as retail national accounts, institutional healthcare providers and independent retail pharmacies.
Retail National Accounts — Business solutions that help national account customers increase revenues and profitability. Solutions include:

•
Central FillSM — Prescription refill service that enables pharmacies to more quickly refill prescriptions remotely, more accurately and at a lower cost, while reducing inventory levels and improving customer service.

•
Redistribution Centers — Two facilities totaling over 750,000 square feet that offer access to inventory for single source warehouse purchasing, including pharmaceuticals and biologics. These distribution centers also provide the foundation for a two-tiered distribution network that supports best-in-class direct store delivery.

•
McKesson SynerGx® — Generic pharmaceutical purchasing program and inventory management that helps pharmacies maximize their cost savings with a broad selection of generic drugs, low pricing and one-stop shopping.

•
EnterpriseRx® — A Software as a Service (SaaS) pharmacy management system, that allows large retail chain, health system and retail independent pharmacies to meet demand for prescriptions while maximizing profits and optimizing operations.

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

•	Supplylogix® — develops and delivers practical supply chain intelligence solutions for pharmacy and related businesses and services a wide array of healthcare providers nationwide.

McKESSON CORPORATION

Institutional Healthcare Providers — Electronic ordering/purchasing and supply chain management systems that help customers improve financial performance, increase operational efficiencies and deliver better patient care. Solutions include:

•
Fulfill-RxSM — Ordering and inventory management system that empowers hospitals to optimize the often complicated and disjointed processes related to unit-based cabinet replenishment and inventory management.

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
Independent Retail Pharmacies — Solutions for managed care contracting, branding and advertising, merchandising, purchasing, operational efficiency and automation that help independent pharmacists focus on patient care while improving profitability. Solutions include:

•
Health Mart® — Health Mart® is a national network of more than 3,000 independently-owned pharmacies and is one of the industry’s most comprehensive pharmacy franchise programs. Health Mart® provides franchisees support for managed care contracting, branding and local marketing solutions, the Health Mart private label line of products, merchandising solutions and programs for enhanced patient support.

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
McKesson Specialty Health: This business provides solutions for oncology and other specialty practices operating in communities across the country, as well as for pharmaceutical and biotech suppliers who manufacture specialty drugs and vaccines, payers and hospitals. Through expertise in specialty drug distribution, commercialization, revenue cycle and practice management and reimbursement support, McKesson Specialty Health seeks to empower the community patient care delivery system and facilitates collaboration among community healthcare providers, drug manufacturers and payers. We provide direct-to-physician specialty distribution services, ensuring supply chain safety and delivery of specialty drugs in manufacturer recommended conditions. Third party logistics, or 3PL, are offered primarily for vaccine distribution, including our exclusive distributor relationship in the Centers for Disease Control and Prevention’s (CDC) Vaccines for Children program. When classifying a pharmaceutical product or service as “specialty,” we consider the following factors: high cost; diseases requiring complex treatment regimens such as cancer and rheumatoid arthritis; special handling, storage and delivery requirements; and, in some cases, exclusive distribution arrangements. This business also provides practice management and other consulting services to healthcare providers, pharmaceutical manufacturers and third party payers supporting the clinical research and distribution of specialty pharmaceutical products and services. Our use of the term “specialty” to define a portion of our distribution business may not be comparable to that used by other industry participants, including our competitors.

McKESSON CORPORATION

We also offer our industry leading iKnowMedSM and iKnowMed Generation 2 Electronic Health Record, Lynx® integrated technologies, and clinical and practice management tools, all of which help community practices achieve better business health-improving inventory management and practice workflow and reimbursement processes, as well as delivering business efficiencies and clinical-decision support. McKesson Specialty Health works with manufacturers across all phases of the product development and commercialization lifecycle, including clinical research, to optimize delivery of complex medication to patients. Through custom distribution and safety programs, we help support appropriate product utilization, as well as the development and management of Risk Evaluation Mitigation Strategies reimbursement, healthcare informatics and patient access programs, and we enable manufacturers to deliver cost effective patient access to needed therapies. McKesson Specialty Health supports The US Oncology Network and US Oncology Research. The US Oncology Network is one of the nation’s largest networks of community-based oncology physicians dedicated to advancing high-quality, evidence-based cancer care. US Oncology Research is one of the nation’s largest research networks, specializing in Phase I — Phase IV oncology clinical trials.
McKesson Canada: McKesson Canada is one of the largest pharmaceutical distributors in Canada. McKesson Canada, through its network of 16 distribution centers, provides logistics and distribution to more than 800 manufacturers — delivering their products to retail pharmacies, hospitals, long-term care centers, clinics and institutions throughout Canada. Beyond pharmaceutical distribution, logistics and order fulfillment, McKesson Canada also provides automation solutions to its retail and hospital customers, dispensing millions of doses each year. In partnership with other McKesson businesses, McKesson Canada provides a full range of services to Canadian manufacturers and healthcare providers, contributing to the quality and safety of care for patients. In March 2012, we acquired substantially all of the assets of Drug Trading Company Limited, the independent banner business of the Katz Group Canada Inc. (“Katz Group”), and Medicine Shoppe Canada Inc., the franchise business of the Katz Group. The acquisition of the assets from the Drug Trading Company Limited consisted of a marketing and purchasing arm of independently owned pharmacies in Canada. The acquisition of Medicine Shoppe Canada Inc. consisted of the franchise business of providing services to independent pharmacies in Canada.
McKesson Pharmacy Systems and Automation: This business supplies integrated pharmacy management systems, automated dispensing systems and related services to retail, outpatient, central fill, specialty and mail order pharmacies. Its primary approach is to provide the customer with a pharmacy management system that best suits the particular needs of their business operation. This objective is achieved by offering three pharmacy management products: EnterpriseRx®, an industry-leading, Software as a Service or SaaS-based management system that intelligently integrates all workflow and communication processes within the pharmacy environment; Pharmaserv®, a fully integrated, server-based pharmacy management system that gives the customer complete control of their pharmacy data; and PharmacyRx, a cost-effective, SaaS-based pharmacy management system that can be installed quickly and makes processing prescriptions fast and easy. These offerings allow large retail chain, hospital outpatient pharmacies and small and independent pharmacies to meet the high demand for prescriptions while maximizing profits and optimizing operations. We also own a 39% interest in Parata Systems, LLC (“Parata”), which sells automated pharmacy and supply management systems and services to retail and institutional pharmacies.
International pharmaceutical distribution and services
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired. Upon the acquisition, our ownership of Celesio’s fully diluted common shares was 75.6% and, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet. At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world.
Celesio’s pharmaceutical wholesale business supplies pharmaceuticals and other healthcare-related products generally to retail pharmacies and institutional customers. Celesio’s wholesale network consisting of 133 branches delivers to over 65,000 pharmacies daily in ten European countries and Brazil. Celesio functions as a vital link between manufacturers and pharmacies in supplying pharmaceuticals to patients, and generally procures the medicines approved in each country as well as other products sold in pharmacies directly from the manufacturers.  Celesio stores pharmaceutical and other products at regional wholesale branches with the support of its efficient warehousing management system.  With a refined distribution system, Celesio strives to ensure rapid and reliable delivery directly to its pharmacy customers.
Celesio’s retail pharmacy business serves patients and consumers in six European countries directly through 2,175 of its own pharmacies and almost 4,300 participant pharmacies operating under brand partnership arrangements.  Celesio provides non-prescription products and medical services in addition to traditional prescription pharmaceuticals. Celesio operates under the Lloyds Pharmacy brand in the United Kingdom, which accounted for approximately 66% of the total volume of Celesio’s retail pharmacy business for its fiscal year ended December 31, 2013.

McKESSON CORPORATION

Medical-Surgical distribution and services
This business provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers including physicians’ offices, surgery centers, extended care facilities, homecare and occupational health sites through a network of distribution centers within the U.S. This business is a leading provider of supplies to the full range of alternate-site healthcare facilities, including physicians’ offices, clinics and surgery centers (primary care), long-term care and homecare sites (extended care). Through a variety of products and services geared towards the supply chain, our Medical-Surgical Distribution business is focused on helping its customers operate more efficiently while providing one of the industry’s most extensive product offerings, including our own private label line. In February 2013, we acquired all of the outstanding shares of PSS World Medical, Inc. (“PSS World Medical”) of Jacksonville, Florida. The unified organization brings extensive distribution capabilities, deep product and technology expertise and a broad portfolio of business services to an expanding industry, helping our customers improve efficiency and productivity, and deliver better care.
Technology Solutions Segment
Our Technology Solutions segment provides a comprehensive portfolio of software and services to help healthcare organizations improve quality and patient safety, reduce the cost and variability of care and better manage their resources and revenue stream. This segment also includes our InterQual® clinical criteria solution, claims payment processing solutions and network performance tools. The Technology Solutions segment markets its products and services to integrated delivery networks, hospitals, physician practices, home healthcare providers, retail pharmacies and payers.
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
Technology Solutions consists of the following businesses: McKesson Health Solutions, Connected Care and Analytics, Imaging and Workflow Solutions, Business Performance Services and Enterprise Information Solutions. In the first quarter of 2014, we committed to a plan to sell our Hospital Automation and International Technology businesses and as a result, these businesses, which had previously been included in our Technology Solutions segment, are reported as discontinued operations. During the third quarter of 2014, we sold our Hospital Automation business.
McKesson Health Solutions: This suite of services and software products is designed to manage the cost and quality of care for payers, providers, hospitals and government organizations. Solution sets include:

•	InterQual® Criteria for clinical decision support and utilization management;

•	Claims payment solutions to facilitate accurate and efficient medical claim payments;

•	Business intelligence tools for measuring, reporting and improving clinical and financial performance;

•	Network management tools to enable health plans to transform the performance of their networks; and

•
RelayHealth® financial solutions to facilitate communication between healthcare providers and patients, and to aggregate data for claims management and trend analysis, and optimize revenue cycle management processes.

Connected Care and Analytics: Through our vendor-neutral RelayHealth® and its intelligent network, the Company provides health information exchange solutions that streamline clinical and administrative communication between patients, providers, payers, pharmacies, manufacturers, government entities and financial institutions. RelayHealth® helps to accelerate the delivery of high-quality care and improve financial performance through online consultation of physicians by patients, electronic prescribing by physicians, and point-of-service resolution of pharmacy claims by payers. We provide disease management programs to improve the health status and health outcomes of patients with chronic conditions, nurse advice services to provide health information and recommend appropriate levels of care, and clinical and analytical software to support utilization, case and disease management workflows and a comprehensive solution for homecare. We also provide performance management solutions designed to enhance an organization’s ability to plan and optimize quality care delivery. Enterprise visibility and performance analytics provide business intelligence that enables providers to manage capacity, outcomes, productivity and patient flow.

McKESSON CORPORATION

Imaging and Workflow Solutions: We offer medical imaging and information management systems for healthcare enterprises, including a picture archiving communications system, a radiology information system and a comprehensive cardiovascular information system. Our enterprise-wide approach to medical imaging enables organizations to take advantage of specialty-specific workstations while building an integrated image repository that manages all of the images and information captured throughout the care continuum.
Business Performance Services: We help providers focus their resources on delivering healthcare while managing their revenue cycle operations and information technology through a comprehensive suite of managed services. Services include full and partial revenue cycle outsourcing, remote hosting and business office administration. We also provide a complete solution for physician practices of all sizes, whether they are independent or employed, that includes software, revenue cycle outsourcing and connectivity services. Software solutions include practice management and EHR software for physicians of every size and specialty. Our physician practice offering includes outsourced billing, collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. We also offer a full suite of physician and hospital consulting services, including financial management, coding and compliance services, revenue cycle services and strategic services.
Enterprise Information Solutions:  We provide comprehensive clinical and financial information systems for hospitals and health systems of all sizes. These systems are designed to improve the safety and quality of patient care and improve clinical, financial and operational performance. Clinical functionality includes a data repository, care planning, physician order entry and documentation, nursing documentation with bar-coded medication administration, pharmacy, surgical management, emergency department and ambulatory EHR systems, and a Web-based physician portal. Revenue management solutions are designed to improve financial performance by reducing days in accounts receivable, preventing insurance claim denials, reducing costs and improving productivity. Solutions include online patient billing, contract management, electronic claims processing and coding compliance checking. These solutions streamline patient access and help organizations to forecast financial responsibility for constituents before and during care, allowing providers to collect their reimbursements more quickly and at a lower cost. We also provide professional services to help customers achieve business results from their software or automation investment. A wide array of service options is available, including consulting for business and/or clinical process improvement and re-design as well as implementation, project management, technical and education services relating to all products in the Technology Solutions segment as well as providing the technical infrastructure designed to maximize application accessibility, availability, security and performance. In addition, workflow management solutions assist caregivers with staffing and maintaining labor rule continuity between scheduling, time and attendance and payroll. We also offer a comprehensive supply chain management solution that integrates enterprise resource planning applications, including financials, materials, human resources/payroll, scheduling, point of use, surgical and anesthesia services and enterprise-wide analytics.
Business Combinations, Sale of an Equity Investment and Discontinued Operations
We have undertaken additional strategic initiatives in recent years designed to further focus on our core healthcare businesses and enhance our competitive position. We expect to continue to undertake such strategic initiatives in the future. Our Celesio acquisition and these additional initiatives are detailed in Financial Notes 2, 3 and 5, “Business Combinations,” “Discontinued Operations” and “Impairment and Sale of an Equity Investment,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Competition
In every area of healthcare distribution operations, our Distribution Solutions segment faces a highly competitive global environment with strong competition, both in price and service, from international, national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers of the segment, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. Price, quality of service, innovation and, in some cases, convenience to the customer are generally the principal competitive elements in this segment.
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

McKESSON CORPORATION

Patents, Trademarks, Copyrights and Licenses
McKesson and its subsidiaries hold patents, copyrights, trademarks and trade secrets related to McKesson products and services. We pursue patent protection for our innovation, and obtain copyrights covering our original works of authorship, when such protection is advantageous. Through these efforts, we have developed a portfolio of patents and copyrights in the U.S. and worldwide. In addition, we have registered or applied to register certain trademarks and service marks in the U.S. and in foreign countries. Generally, our employees are required to execute agreements that prohibit the disclosure of confidential information and establish an obligation to assign to McKesson intellectual property that they create during their employment.
We believe that, in the aggregate, McKesson’s confidential information, patents, copyrights, and trademarks are important to its operations and market position, but we do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same. We cannot guarantee that our intellectual property portfolio will be sufficient to deter misappropriation, theft, or misuse of our technology, nor that we can successfully enjoin infringers. We periodically receive notices alleging that our products or services infringe on third party patents and other intellectual property rights. These claims may result in McKesson entering settlement agreements, paying damages, discontinuing use or sale of accused products, or ceasing other activities. While the outcome of any litigation or dispute is inherently uncertain, we do not believe that the resolution of any of these infringement notices would have a material adverse impact on our results of operation.
We hold inbound licenses for certain intellectual property that is used internally, and in some cases, utilized in McKesson’s products or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our operations and products and services are not materially dependent on any single license or other agreement with any third party.
Other Information about the Business
Customers: During 2014, sales to our ten largest customers accounted for approximately 48% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation ("CVS"), accounted for approximately 16% of our total consolidated revenues. At March 31, 2014, trade accounts receivable from our ten largest customers were approximately 32% of total trade accounts receivable. Accounts receivable from CVS were approximately 12% of total trade accounts receivable. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. The accounts receivables balances are with individual members of the GPOs. Substantially all of these revenues and accounts receivable are included in our Distribution Solutions segment.
Suppliers: We obtain pharmaceutical and other products from manufacturers, none of which accounted for more than approximately 6% of our purchases in 2014. The loss of a supplier could adversely affect our business if alternate sources of supply are unavailable. We believe that our relationships with our suppliers, on the whole, are good. The ten largest suppliers in 2014 accounted for approximately 46% of our purchases.
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
Research and Development: Research and development costs were $456 million, $433 million and $402 million during 2014, 2013 and 2012. These costs do not include $40 million, $49 million and $47 million of costs capitalized for software held for sale during 2014, 2013 and 2012. Development expenditures are primarily incurred by our Technology Solutions segment. Our Technology Solutions segment’s product development efforts apply computer technology and installation methodologies to specific information processing needs of hospitals and other customers. We believe that a substantial and sustained commitment to such expenditures is important to the long-term success of this business. Additional information regarding our development activities is included in Financial Note 1, “Significant Accounting Policies,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Environmental Regulation: Our operations are subject to regulations under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws.

McKESSON CORPORATION

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
The liability for environmental remediation and other environmental costs is accrued when the Company considers it probable and can reasonably estimate the costs. Environmental costs and accruals, including that related to our legacy chemical distribution operations, are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse impact on our operations or financial condition, we do not currently anticipate material capital expenditures for environmental matters. Other than the expected expenditures that may be required in connection with our legacy chemical distribution operations, we do not anticipate making substantial capital expenditures either for environmental issues, or to comply with environmental laws and regulations in the future. The amount of our capital expenditures for environmental compliance was not material in 2014 and is not expected to be material in the next year.
Employees: On March 31, 2014, we employed approximately 42,800 persons and Celesio employed approximately 28,600 persons. We employed approximately 43,500 and 37,700 on March 31, 2013 and 2012.
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
In addition, we distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. In recent years, our financial results have improved from our generic drug offerings combined with an increase in the number of generic drug formularies available in the marketplace. In fiscal year 2015, we anticipate the number of branded to generics conversions to increase as compared to the prior year. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the rate of increase in the number of generic drugs, could have a material adverse impact on our results of operations.
Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution of its legal challenge over the branded product’s patent. To the extent we source, contract manufacture, and distribute such generic products, the brand-name company could assert infringement claims against us. While we generally obtain indemnification against such claims from generic manufacturers as a condition of distributing their products, there can be no assurances that these rights will be adequate or sufficient to protect us.
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

McKESSON CORPORATION

Healthcare Fraud: We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, waste and abuse, and the government, both state and federal, continues to strengthen its position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Our relationships with pharmaceutical and medical-surgical product manufacturers and healthcare providers, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse, which among other things: (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs; (2) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal healthcare program such as Medicare and Medicaid. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could become liable for damages and suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
Reimbursements: Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), signed into law in 2010, revised the federal upper limits for Medicaid reimbursement for multiple source generic drugs available for purchase by retail community pharmacies on a nationwide basis to a limit of not less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly average manufacturer price (“AMP”) using a smoothing process. The Centers for Medicare and Medicaid Services (“CMS”) has proposed new rules for calculating AMP (“Revised AMP”) and is also offering states the option to replace traditional reimbursement metrics for certain drugs with alternatives such as the average acquisition cost (“AAC”) method or the national average drug acquisition cost benchmark (“NADAC”). Under AAC and NADAC, reimbursement is based on the actual acquisition costs from invoiced amounts and from a statistically validated cost of dispensing survey. States will have the option of using any of these metrics to determine appropriate Medicaid reimbursement to pharmacies for generic or brand drugs. We expect that the use of a Revised AMP benchmark or the use of an alternative reimbursement metric, such as AAC or NADAC, would result in a reduction in the Medicaid reimbursement rates to our customers for certain pharmaceuticals, which could indirectly impact the prices that we can charge our customers and cause corresponding declines in our profitability.
The federal government may adopt measures that could reduce Medicare and/or Medicaid spending, or impose additional requirements on healthcare entities. For example, under the terms of the Budget Control Act of 2011, an automatic 2% reduction of Medicare program payments for all healthcare providers became generally effective for services provided on or after April 1, 2013. This automatic reduction is known as “sequestration.” Medicare generally reimburses physicians for Part B drugs at the rate of average sales price (“ASP”) plus 6%. The implementation of sequestration pursuant to the Budget Control Act of 2011 has effectively reduced reimbursement below the ASP plus 6% level for the duration of sequestration (which lasts through fiscal 2024 in the absence of additional legislation). Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us.
There can be no assurance that the preceding changes would not have a material adverse impact on our results of operations.

McKESSON CORPORATION

Operating, Security and Licensure Standards: We are subject to the operating and security standards of the Drug Enforcement Administration (the “DEA”), the U.S. Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (“HHS”), the CMS and other comparable agencies. Certain of our businesses may be required to register for permits and/or licenses with, and comply with operating and security standards of the DEA, FDA, HHS, CMS, various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies and certain accrediting bodies, depending upon the type of operations and location of product development, manufacture, distribution, and sale. In addition, and as part of these operating, security and licensure standards, we regularly receive requests for information and occasionally subpoenas from government authorities. Although we believe that we are in compliance in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have a material adverse impact on our results of operations.
Pedigree Tracking: There have been increasing efforts by Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system (“pedigree tracking”). In November 2013, Congress passed and the President signed into law the Drug Quality and Security Act (“DQSA”). The DQSA will establish federal standards requiring supply-chain stakeholders to participate in an electronic, interoperable, lot-level prescription drug track and trace system. The law also preempts state drug pedigree requirements.
In addition, the Food and Drug Administration Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (“SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. The DQSA and other pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and could have a material adverse impact on our results of operations.
Privacy: State, federal and foreign laws regulate the confidentiality of sensitive personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified privacy and security measures. Regulations currently in place, including regulations governing electronic health data transmissions, continue to evolve and are often unclear and difficult to apply. Although we modified our policies, procedures and systems to comply with the current requirements of applicable state, federal and foreign laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health (“HITECH”) Act portion of the American Recovery and Reinvestment Act of 2009, new laws and regulations in this area could restrict our or our customers’ ability to obtain, use or disseminate personal or patient information, or could require us to incur significant additional costs to re-design our products in a timely manner, either of which could have a material adverse impact on our results of operations. In addition, the HITECH Act expanded HIPAA privacy and security requirements and increased financial penalties for violations. It also extended certain provisions of the federal privacy and security standards to us in our capacity as a business associate of our payer and provider customers. These standards may be interpreted by a regulatory authority in a manner that could require us to make a material change to our operations. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with applicable regulatory requirements could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
Healthcare Reform:    The Affordable Care Act significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. While certain provisions of the Affordable Care Act took effect immediately, others have delayed effective dates. We do not currently anticipate that the Affordable Care Act or any resulting federal and state healthcare reforms will have a material impact on our business, financial condition and results of operations. However, given the scope of the changes made and under consideration, as well as the uncertainties associated with implementation of healthcare reforms, we cannot predict their full effect on the Company at this time.

McKESSON CORPORATION

Interoperability Standards and Meaningful Use Requirement: There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This demand for interoperability is leading to the development of standards by various groups, such as Commonwell Health Alliance, which the Company and other healthcare IT companies announced in 2013. Certain federal and state agencies also are developing standards that could become mandatory for software and systems purchased by these agencies, or used by our customers. For example, the HITECH Act requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government. Although several of our healthcare information technology products have received certification while others are on track to receive certification, rules regarding meaningful use may be changed or supplemented in the future. As a result, we may incur increased development costs and delays in receiving certification for our products, and changing or supplementing rules also may lengthen our sales and implementation cycle. We also may incur costs in periods prior to the corresponding recognition of revenue. To the extent these rules subsequently are changed or supplemented, or we are delayed in receiving certification for our products, customers may postpone or cancel their decisions to purchase or implement these products.
FDA Regulation of Medical Software:  The FDA has increasingly focused on the regulation of medical software and health information technology products as medical devices under the federal Food, Drug and Cosmetic Act. For example, in 2011 the FDA issued a rule on medical device data systems (MDDS) that now regulates certain software systems that electronically store, transfer or display data originating from medical devices as Class 1 medical devices (i.e., those devices deemed by the FDA to be low risk and subject to the least regulatory controls) themselves. If the FDA chooses to regulate more of our products as medical devices, it can impose extensive requirements upon us. If we fail to comply with the applicable requirements, the FDA could respond by imposing fines, injunctions or civil penalties, requiring recalls or product corrections, suspending production, refusing to grant pre-market clearance of products, withdrawing clearances and initiating criminal prosecution. Any additional FDA regulations governing health information technology products, once issued, may increase the cost and time to market of new or existing products or may prevent us from marketing our products.
Standards for Submission of Healthcare Claims: HHS previously adopted two rules that impact healthcare claims submitted for reimbursement. The first rule modifies the standards for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. The enforcement deadline for the 5010 rule was extended through June 30, 2012 and many healthcare providers began implementing the 5010 rule. The second rule updated and expanded the standard medical code sets for diagnosis and procedure coding from International Classification of Diseases, Ninth Revision (“ICD-9”) to International Classification of Diseases, Tenth Revision (“ICD-10”). As a consequence of the passage of the Protecting Access to Medicare Act of 2014 in March, the compliance date for ICD-10 conversion has been postponed from October 1, 2014 to October 1, 2015. Updating systems to Version 5010 for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) is required for use of the ICD-10 code set. Generally, claims submitted not using Version 5010 and ICD-10 when required will not be processed, and health plans not accepting transactions using Version 5010 and ICD-10 may experience significant increases in customer service inquiries. We may incur increased development costs and delays in delivering solutions and upgrading our software and systems to be in compliance with these new rules. In addition, these rules may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. Delays in providing software and systems that are in compliance with the new rules may result in postponement or cancellation of our customers’ decisions to purchase our software and systems.
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
The provincial governments in Canada provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs. Similar to the United States, the Canadian healthcare industry has undergone significant changes in recent years in an effort to reduce program costs. For example, the Ontario government significantly revised the drug reimbursement system with the passage of the Transparent Drug System for Patients Act. In recent years, to reduce the cost for taxpayers, various provinces took further steps to reform the rules regarding the sale of generic drugs. These changes include the significant lowering of prices for generic pharmaceuticals and, in some provinces, the elimination or reduction of professional allowances paid to pharmacists by generic manufacturers. These reforms may adversely affect the distribution of drugs as well as the pricing for prescription drugs for the Company’s operations in Canada. Other provinces are considering similar changes, which would also lower pharmaceutical pricing and service fees. Individually or in combination, such changes in the Canadian healthcare environment may significantly reduce our Canadian revenue and operating profit.
Changes in the European regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.
In Europe, we are subject to the European Union (“EU”) data protection regulations, including the EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. The EU regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition to this EU-wide legislation, certain member states have adopted more stringent data protection standards. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.
Our foreign operations subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial condition and results of operations.
We have operations based in, and we source and contract manufacture pharmaceutical and medical-surgical products in, a number of foreign countries. The Company’s acquisition of Celesio significantly increases the importance of our foreign operations to our future operations and growth.
Our foreign operations expose us to a number of risks. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures and other regulatory requirements affecting trade and investment; changes in licensing regimes for pharmacies; unexpected regulatory, social, political, or economic changes in a specific country or region; changes in intellectual property, privacy and data protection; import/export regulations in both the United States and foreign countries and difficulties in staffing and managing foreign operations. Political changes, labor strikes, acts of war or terrorism and natural disasters, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. We may also be affected by potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad. Additionally, foreign operations expose us to foreign currency fluctuations, including uncertainty regarding the Euro, the Canadian dollar, the British pound sterling and the Brazilian real, that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar. Since substantially all of Celesio’s revenues are generated outside of the United States, the Company’s acquisition of Celesio significantly increases our exposure to these risks.
Foreign operations are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar regulations in foreign jurisdictions. The U.K. Bribery Act, for example, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse impact on our financial condition and results of operations.

McKESSON CORPORATION

We also may experience difficulties and delays inherent in sourcing products and contract manufacturing from foreign countries, including but not limited to: (1) difficulties in complying with the requirements of applicable federal, state and local governmental authorities in the United States and of foreign regulatory authorities; (2) inability to increase production capacity commensurate with demand or the failure to predict market demand; (3) other manufacturing or distribution problems including changes in types of products produced, limits to manufacturing capacity due to regulatory requirements, physical limitations, or scarce or inadequate resources that could impact continuous supply; and (4) damage to our reputation due to real or perceived quality issues. For example, the FDA has conducted investigations and banned certain generics manufacturers from selling certain raw materials and drug ingredients in the U.S. from overseas plants due to quality issues. Difficulties in manufacturing or access to raw materials could result in production shutdowns, product shortages and other similar delays in product manufacturing that could have a material adverse impact on our financial condition and results of operations.
Our business could be hindered if we are unable to complete and integrate acquisitions successfully.
An element of our strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions involves a number of significant risks, including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired; difficulties in the integration of operations and systems; the realization of potential operating synergies; the assimilation and retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise, including internal control over financial reporting; challenges in retaining the customers of the combined businesses. Further, acquisitions may have a material adverse impact on our operating results if unanticipated expenses or charges to earnings were to occur, including unanticipated depreciation and amortization expenses over the useful lives of certain assets acquired, as well as costs related to potential impairment charges, assumed litigation and unknown liabilities. In addition, we may potentially require additional financing in order to fund future acquisitions, which may or may not be attainable and is subject to potential volatility in the credit markets. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected.
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio. Upon the acquisition, our ownership of Celesio’s fully diluted shares was 75.6%. At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares. Celesio is an international wholesale and retail company and provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company will be one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide.
Achieving the anticipated benefits of our acquisition of Celesio is subject to a number of risks and uncertainties, including foreign exchange fluctuations, challenges of managing new international operations, and whether we can ensure continued performance or market growth of Celesio’s product and services. The integration process is subject to a number of uncertainties and no assurance can be given that the anticipated benefits of the transaction will be realized or, if realized, the timing of their realization. It is possible that the integration process could take longer than anticipated, and could result in the loss of employees, the disruption of each company’s ongoing businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Celesio acquisition and which could have a material adverse impact on our revenues, expenses, operating results and financial condition.
Any significant diversion of management’s attention away from the ongoing businesses, and any difficulties encountered in the acquisition, transition and integration process, could adversely affect our financial results, both prior to and after the acquisition of Celesio. Moreover, the failure to achieve the anticipated benefits of the Celesio acquisition could result in increased costs or decreases in the amount of expected revenues, and could adversely affect our future business, financial condition, operating results and prospects. Events outside of our control, including the market price of Celesio shares that we did not acquire in the acquisition, changes in regulations and laws, as well as economic trends, could also adversely affect our ability to realize the expected benefits from our acquisition of Celesio.

McKESSON CORPORATION

The process to obtain operational control of Celesio, including Celesio shareholder approval of the domination and profit and loss agreement and registration of the domination and profit and loss agreement in the Celesio corporate register is complex and we do not expect to complete the steps required to exercise operating control of Celesio until late in the first half of our fiscal 2015. Until the domination and profit and loss agreement is registered and effective, Celesio will not be subject to direct management control by us and Celesio’s profits can only be distributed by the declaration of dividends. In the event that a minority shareholder of Celesio files an action to challenge the registration, or the registration is delayed by German courts, it may prevent us from exercising operational control of Celesio on the anticipated timeline, or at all. Our pursuit of the Celesio acquisition and the preparation for the integration of Celesio’s business over an extended period of time may place a significant burden on our management and internal resources, as well as the management and internal resources of Celesio. In the event that our acquisition of Celesio’s remaining then outstanding common shares is significantly delayed, it may prevent the Celesio acquisition from being consummated on the anticipated timeline, which could have a material adverse impact on the market price of our common stock, and could result in our incurring significant expenses related to the Celesio acquisition without realizing the expected benefits.
We are subject to legal proceedings that could have a material adverse impact on our financial position and results of operations.
From time- to-time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings involving false claims, healthcare fraud and abuse, antitrust, commercial, employment, environmental, intellectual property, regulatory, tort and other various claims. All such legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary damages. In some cases, substantial non-economic remedies or punitive damages may be sought. For some complaints filed against the Company, we are currently unable to estimate the amount of possible losses that might be incurred should these legal proceedings be resolved against the Company.
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
European economic conditions together with austerity measures being taken by certain European governments could have a material adverse impact on our results of operations.
The Company’s acquisition of Celesio significantly increases our assets and operations within Europe and, accordingly, our exposure to economic conditions in Europe. A further slowdown within the European economy could affect our business in Europe by reducing the prices our customers may be able or willing to pay for our products and services or by reducing the demand for our products, either of which could result in a material adverse impact on our results of operations.
In addition, in many European countries, the government provides or subsidizes healthcare to consumers and regulates pharmaceutical prices, patient eligibility, and reimbursement levels to control costs for the government-sponsored healthcare system. In recent years, in response to the recessionary environment and financial crisis in Europe, a number of European governments have announced or implemented austerity measures to reduce healthcare spending and constrain overall government expenditures. For example, in 2011, the French government introduced a new wholesale mark-up system that constrained distribution margins on pharmaceuticals. These measures, which include efforts aimed at reforming healthcare coverage and reducing healthcare costs, continue to exert pressure on the pricing of and reimbursement timelines for pharmaceuticals and may cause our customers to purchase fewer of our products and services and reduce the prices they are willing to pay.
Countries with existing healthcare-related austerity measures may impose additional laws, regulations, or requirements on the healthcare industry. In addition, European governments that have not yet imposed healthcare-related austerity measures may impose them in the future. New austerity measures may be similar to or vary from existing austerity measures and could have a material adverse impact on our results of operations.

McKESSON CORPORATION

Competition may erode our profit.
In every area of healthcare distribution operations, our Distribution Solutions segment faces strong competition, both in price and service, from international, national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution, third-party logistics companies and large payer organizations. In addition, this segment faces competition from various other service providers and from pharmaceutical and other healthcare manufacturers as well as other potential customers of the segment, which may from time-to-time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by the segment. Price, quality of service, and in some cases, convenience to the customer are generally the principal competitive elements in this segment.
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
In recent years, a significant portion of our revenue growth has been with a limited number of large customers. During 2014, sales to our ten largest customers accounted for approximately 48% of our total consolidated revenues. Sales to our largest customer, CVS, accounted for approximately 16% of our total consolidated revenues. At March 31, 2014, trade accounts receivable from our ten largest customers were approximately 32% of total trade accounts receivable. Accounts receivable from CVS were approximately 12% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers, as well as with government entities and agencies. A material default in payment, change in our customer mix, reduction in purchases, or the loss of a large customer or GPO could have a material adverse impact on our financial condition, results of operations and liquidity.
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
If we violate these rules or regulations, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed by the government including disallowance of costs claimed, monetary damages and criminal and civil penalties. In addition, any or all of our government contracts could be terminated or we could be suspended or debarred from all government contract work. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our results of operations.
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
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including protected health information, financial information and other sensitive information relating to our customers, company and workforce. We also rely on sophisticated information systems in our business to obtain, rapidly process, analyze and manage data to: (1) facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; (2) receive, process and ship orders and handle other product and services on a timely basis; (3) manage the accurate billing and collections for thousands of customers; and (4) process payments to suppliers. In Europe, Celesio outsources its IT infrastructure to an external service provider. If these systems are interrupted, damaged or breached by an unforeseen event or actions of a third party, including a cyber attack, or fail for any extended period of time, it could have a material adverse impact on our results of operations.
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

McKESSON CORPORATION

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
The acquisition of Celesio exposes us to additional risks related to providing pharmacy services. Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. Although Celesio maintains liability insurance, the coverage may not be adequate to protect us against future claims. If Celesio’s insurance coverage proves to be inadequate or unavailable or Celesio suffers reputational harm as a result of an error or omission, it could have a material adverse impact on our results of operations.
The failure of our healthcare technology businesses to attract and retain customers due to challenges in software product integration or to keep pace with technological advances may significantly reduce our results of operations.
Our healthcare technology businesses, the bulk of which resides in our Technology Solutions segment, deliver enterprise‑wide and single entity clinical, patient care, financial, supply chain and strategic management software solutions to hospitals, physicians, homecare providers, retail and mail order pharmacies and payers. Challenges integrating software products could impair our ability to attract and retain customers and could have a material adverse impact on our consolidated results of operations and a disproportionate impact on the results of operations of our Technology Solutions segment.
Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the technology products and services offered by our various businesses. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressure or render our products obsolete.
The success of our technology businesses will depend, in part, on our ability to be responsive to technological developments, pricing pressures and changing business models. To remain competitive in the evolving healthcare information systems marketplace, our technology businesses must also develop new products on a timely basis. The failure to develop competitive products and to introduce new products on a timely basis could curtail the ability of our technology businesses to attract and retain customers, and thereby could have a material adverse impact on our results of operations.

McKESSON CORPORATION

Proprietary protections may not be adequate and products may be found to infringe the rights of third parties.
We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products and solutions. There can be no assurance that these protections will be adequate or that our competitors will not independently develop products or solutions that are equivalent or superior to ours. In addition, despite protective measures, we may be subject to unauthorized use of our technology due to copying, reverse-engineering or other infringement. Although we believe that our products, solutions and services do not infringe the proprietary rights of third parties, from time to time third parties have asserted infringement claims against us and there can be no assurance that third parties will not assert infringement claims against us in the future. If we were found to be infringing others’ rights, we may be required to pay substantial damage awards and forced to develop non-infringing products or technology, obtain a license or cease selling or using the products that contain the infringing elements. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights and to determine the scope and validity of the proprietary rights of others. These types of litigation can be costly and time consuming. These litigation expenses, damage payments or costs of developing replacement products or technology could have a material adverse impact on our results of operations.
System errors or failures of our products to conform to specifications could cause unforeseen liabilities or injury, harm our reputation and have a material adverse impact on our results of operations.
The software and technology services (“systems”) that we sell or operate are complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. For example, our Technology Solutions segment’s business systems are intended to provide information to healthcare professionals in the course of delivering patient care. Therefore, users of our systems have a greater sensitivity to errors than the general market for software products. If our software or systems lead to faulty clinical decisions or injury to patients, we could be subject to claims or litigation by our clients, clinicians or patients. In addition, such failures could damage our reputation and could negatively affect future sales.
Failure of a customer’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid or assert claims for significant damages.
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
We are required under U.S. generally accepted accounting principles (“GAAP”) to test our goodwill for impairment, annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances, such as a divestiture indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates the loss of a significant customer, or divestiture of a business or asset for below its carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could have a material adverse impact on our results of operations. There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
Tax legislation initiatives or challenges to our tax positions could have a material adverse impact on our results of operations.
We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time-to-time, legislation may be enacted that could adversely affect our tax positions. There can be no assurance that our effective tax rate and the resulting cash flow will not be adversely affected by these changes in legislation. For example, if legislation is passed to repeal the LIFO (last-in, first-out) method of inventory accounting for income tax purposes, it would adversely impact our cash flow. Additionally, if legislation is passed to change the current U.S. taxation treatment of income from foreign operations, or if legislation is passed at the state level to establish or increase taxation on the basis of our gross revenues, it may adversely impact our tax expense. The tax laws and regulations of the various countries where we have major operations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that these tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Even if we are successful in maintaining our positions, we may incur significant expense in defending challenges to our tax positions by tax authorities that could have a material impact on our financial position and results of operations.

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
Our $1.35 billion accounts receivable sales facility is generally renewed annually and will expire in November 2014. Historically, we have primarily used the accounts receivable sales facility to fund working capital requirements, as needed. We anticipate extending or renewing this facility before its expiration. Although we believe we will be able to renew this facility, there is no assurance that we will be able to do so.
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
We could face significant liability if we withdraw from participation in one or more multiemployer pension plans in which we participate or one or more multiemployer plans in which we participate is reported to have underfunded liabilities.
We participate in various “multiemployer” pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional cash contribution to the plans, payable in installments and/or lump sum. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments.
None.

McKESSON CORPORATION

Item 2.	Properties.
Because of the nature of our principal businesses, our plant, warehousing, retail pharmacies, office and other facilities are operated in widely dispersed locations, primarily throughout North America and Europe. The warehouses and retail pharmacies are typically owned or leased on a long-term basis. We consider our operating properties to be in satisfactory condition and adequate to meet our needs for the next several years without making capital expenditures materially higher than historical levels. Information as to material lease commitments is included in Financial Note 20, “Lease Obligations,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Name	Age	Position with Registrant and Business Experience

John H. Hammergren	55	Chairman of the Board since July 2002; President and Chief Executive Officer since April 2001; and a director since July 1999. Service with the Company — 18 years.

James A. Beer	53
Executive Vice President and Chief Financial Officer since October 2013; Executive Vice President and Chief Financial Officer, Symantec Corporation from 2006 to October 2013; Senior Vice President and Chief Financial Officer, AMR Corporation and its principal subsidiary, American Airlines, Inc., from 2004 to 2006, Service with the Company — 7 months.

Patrick J. Blake	50
Executive Vice President and Group President since June 2009; President of McKesson Specialty Care Solutions (now McKesson Specialty Health) from April 2006 to June 2009. Service with the Company — 18 years.

Jorge L. Figueredo	53	Executive Vice President, Human Resources since May 2008; Service with the Company — 6 years.

Paul C. Julian	58	Executive Vice President and Group President since April 2004. Service with the Company — 18 years.

Laureen E. Seeger	52
Executive Vice President, General Counsel and Chief Compliance Officer since April 2010 (functionally has served as chief compliance officer since March 2006); Executive Vice President and General Counsel from July 2009 to April 2010; Executive Vice President, General Counsel and Secretary from March 2006 to July 2009. Service with the Company — 14 years.

Randall N. Spratt	62	Executive Vice President, Chief Technology Officer and Chief Information Officer since April 2009; Service with the Company — 28 years.

Brian S. Tyler	47
Executive Vice President, Corporate Strategy and Business Development since August 2012; President, U.S. Pharmaceutical from January 2011 to August 2012; President, McKesson Medical-Surgical from April 2006 to December 2010. Service with the Company — 17 years.

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
The following table sets forth the high and low sales prices for our common stock as reported on NYSE for each quarterly period of the two most recently completed fiscal years:

	2014		2013
	High	Low	High	Low
First quarter	$119.32	$102.68	$94.47	$85.95
Second quarter	$133.33	$113.26	$97.23	$84.65
Third quarter	$166.57	$128.84	$100.00	$85.57
Fourth quarter	$188.02	$159.45	$111.55	$96.67

(b)	Holders: The number of record holders of the Company’s common stock at March 31, 2014 was approximately 6,900.

(c)
Dividends: In July 2013, the Company’s quarterly dividend was raised from $0.20 to $0.24 per common share for dividends declared after such date, until further action by the Company’s Board of Directors (the “Board”).  The Company declared regular cash dividends of $0.92 and $0.80 per share in the years ended March 31, 2014 and 2013.

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

In 2014, we made no share repurchases. In 2013, we repurchased 13 million shares for $1,159 million at an average price of $100.82 per share. In 2012, we repurchased 20 million shares for $1,850 million at an average price of $83.47 per share.
The following table provides information on the Company’s share repurchases during the fourth quarter of 2014:

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2014 - January 31, 2014	—	$—	—	$340
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 31, 2014	—	—	—	—
Total	—		—	$340

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

	March 31,
	2009	2010	2011	2012	2013	2014
McKesson Corporation	$100.00	$189.25	$230.09	$258.00	$320.07	$526.94
S&P 500 Index	$100.00	$149.77	$173.21	$188.00	$214.25	$261.08
Value Line Healthcare Sector Index	$100.00	$137.73	$147.44	$167.52	$209.54	$269.61
* Assumes $100 invested in McKesson Common Stock and in each index on March 31, 2009 and that all dividends are reinvested.

McKESSON CORPORATION

Item 6.	Selected Financial Data.
FIVE-YEAR HIGHLIGHTS

	As of and for the Years Ended March 31,
(In millions, except per share data and ratios)	2014 (1)	2013	2012	2011	2010
Operating Results
Revenues	$137,609	$122,069	$122,321	$111,677	$108,295
Percent change	12.7%	(0.2)%	9.5%	3.1%	1.9%
Gross profit	$8,309	$6,848	$6,402	$5,797	$5,498
Income from continuing operations before income taxes	2,096	1,928	1,893	1,579	1,806
Income (loss) after income taxes
Continuing operations	1,354	1,347	1,379	1,083	1,205
Discontinued operations	(96)	(9)	24	119	58
Net income	1,258	1,338	1,403	1,202	1,263
Net loss attributable to noncontrolling interests (2)	5	—	—	—	—
Net income attributable to McKesson Corporation	1,263	1,338	1,403	1,202	1,263

Financial Position
Working capital	$3,072	$1,813	$1,917	$3,631	$4,492
Days sales outstanding for: (3)
Customer receivables	30	26	24	25	25
Inventories	34	33	31	31	34
Drafts and accounts payable	54	51	49	47	48
Total assets	$51,759	$34,786	$33,093	$30,886	$28,189
Total debt, including capital lease obligations	10,719	4,873	3,980	4,004	2,297
Total McKesson stockholders’ equity	8,522	7,070	6,831	7,220	7,532
Property acquisitions	274	232	221	233	199
Acquisitions, net of cash and cash equivalents acquired	4,634	1,873	1,051	292	18

Common Share Information
Common shares outstanding at year-end	231	227	235	252	271
Shares on which earnings per common share were based
Diluted	233	239	251	263	273
Basic	229	235	246	258	269
Diluted earnings (loss) per common share attributable to McKesson Corporation (4)
Continuing operations	$5.83	$5.62	$5.49	$4.12	$4.41
Discontinued operations	(0.42)	(0.03)	0.10	0.45	0.21
Total	5.41	5.59	5.59	4.57	4.62
Cash dividends declared	214	192	202	188	131
Cash dividends declared per common share	0.92	0.80	0.80	0.72	0.48
Book value per common share (4) (5)	36.89	31.15	29.07	28.65	27.79
Market value per common share - year-end	176.57	107.96	87.77	79.05	65.72

Supplemental Data
Capital employed (6)	$19,241	$11,943	$10,811	$11,224	$9,829
Debt to capital ratio (7)	55.7%	40.8%	36.8%	35.7%	23.4%
Net debt to net capital employed (8)	43.4%	25.5%	10.8%	5.1%	(23.5)%
Average McKesson stockholders’ equity (9)	$7,803	$7,294	$7,108	$7,105	$6,768
Return on McKesson stockholders’ equity (10)	16.2%	18.3%	19.7%	16.9%	18.7%
Footnotes to Five-Year Highlights:

(1)	2014 includes financial results from our February 6, 2014 acquisition of Celesio.

(2)
Net loss attributable to noncontrolling interests represents the noncontrolling shareholders’ portion of net loss from Celesio, our majority-owned subsidiary, acquired in the fourth quarter of fiscal year 2014.

(3)	Based on year-end balances and sales or cost of sales for the last 90 days of the year.

(4)	Certain computations may reflect rounding adjustments.

(5)	Represents McKesson stockholders’ equity, excluding noncontrolling interests, divided by year-end common shares outstanding.

(6)	Consists of the sum of total debt and McKesson stockholders’ equity, excluding noncontrolling interests.

(7)	Ratio is computed as total debt divided by capital employed.

(8)
Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and McKesson stockholders’ equity, excluding noncontrolling interests (“net capital employed”).

(9)	Represents a five-quarter average of McKesson stockholders’ equity, excluding noncontrolling interests.

(10)	Ratio is computed as net income attributable to McKesson Corporation divided by a five-quarter average of McKesson stockholders’ equity, excluding noncontrolling interests.

McKESSON CORPORATION
FINANCIAL REVIEW

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

RESULTS OF OPERATIONS
Overview:

(Dollars in millions, except per share data)	Years Ended March 31,			Change
	2014	2013	2012	2014	2013

Revenues	$137,609	$122,069	$122,321	13%	—%

Gross Profit	$8,309	$6,848	$6,402	21%	7%

Operating Expenses	$5,942	$4,523	$4,278	31	6

Income from Continuing Operations Before Income Taxes	$2,096	$1,928	$1,893	9	2
Income Tax Expense	(742)	(581)	(514)	28	13
Income from Continuing Operations	1,354	1,347	1,379	1	(2)
Income (Loss) from Discontinued Operations, Net of Tax	(96)	(9)	24	NM	NM
Net Income	1,258	1,338	1,403	(6)	(5)
Net Loss Attributable to Noncontrolling Interests	5	—	—	—	—
Net Income Attributable to McKesson Corporation	$1,263	$1,338	$1,403	(6)	(5)

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$5.83	$5.62	$5.49	4%	2%
Discontinued Operations	(0.42)	(0.03)	0.10	NM	NM
Total	$5.41	$5.59	$5.59	(3)	—

Weighted Average Diluted Common Shares	233	239	251	(3)%	(5)%
NM - not meaningful
Revenues for 2014 increased from 2013 primarily due to market growth, reflecting growing drug utilization and price increases, our acquisitions of Celesio AG (“Celesio”) and PSS World Medical, Inc. (“PSS World Medical”) which were completed in February 2014 and 2013, and our mix of business. Revenues for 2014 were also impacted by price deflation associated with brand to generics drug conversion. Revenues for 2013 approximated 2012 primarily reflecting market growth, net of price deflation.
Gross profit and gross profit margin increased in 2014 and 2013 primarily due to our business acquisitions, growth in sales of higher margin generic drugs, higher buy margin and our mix of business, partially offset by a decrease in sell margin. Additionally, 2014 gross profit was impacted by LIFO-related inventory charges of $311 million.
Operating expenses increased in 2014 and 2013 primarily due to our business acquisitions, including increases in acquisition-related expenses and higher intangible asset amortization, and higher compensation and benefit costs. Operating expenses in 2013 were favorably impacted by an $81 million non-cash gain on business combination and lower Average Wholesale Price (“AWP”) litigation charges, partially offset by a $40 million charge for a legal dispute and a $36 million charge for goodwill impairment. AWP litigation charges were $68 million, $72 million and $149 million in 2014, 2013 and 2012.
Income from continuing operations before income taxes increased in 2014 and 2013 reflecting higher gross profit, partially offset by higher operating and interest expenses. Increased interest expense in 2014 was primarily attributable to our acquisition of Celesio. Additionally, in 2013 we committed to a plan to sell our 49% equity interest in Nadro, S.A. de C.V (“Nadro”) and recorded a pre-tax non-cash impairment charge of $191 million reducing the investment’s carrying value to its estimated fair value. Nadro was sold in 2014 with no material gain or loss on its disposition.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Our reported income tax rates were 35.4%, 30.1% and 27.2% in 2014, 2013 and 2012. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates, and discrete items. Income tax expense included $94 million of net discrete tax expense in 2014, and $29 million and $66 million of net discrete tax benefit in 2013 and 2012. Discrete tax expense for 2014 primarily related to a $122 million charge regarding an unfavorable decision from the Tax Court of Canada with respect to transfer pricing issues. Included in the 2012 discrete tax benefit is a $31 million credit to income tax expense as a result of the reversal of an unrecognized tax benefit relating to our AWP litigation.
During 2014, we committed to a plan to sell our International Technology business and our Hospital Automation business from our Technology Solutions segment and certain small businesses from our Distribution Solutions segment. In the third quarter of 2014, we recorded a non-cash pre-tax and after-tax impairment charge of $80 million to reduce the carrying value of our International Technology business to its estimated net realizable value (fair value less costs to sell).
Net income attributable to McKesson Corporation was $1,263 million, $1,338 million and $1,403 million in 2014, 2013 and 2012, and diluted earnings per common share attributable to McKesson Corporation were $5.41, $5.59 and $5.59. Diluted earnings per common share attributable to McKesson Corporation were favorably affected by decreases in our weighted average shares outstanding primarily due to the cumulative effect of share repurchases.
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired. Upon the acquisition, our ownership of Celesio’s fully diluted shares was 75.6% and as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet. At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares. The acquisition was funded by utilizing a senior bridge loan, our existing accounts receivable facility and cash on hand. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company will be one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide.
Revenues:

	Years Ended March 31,			Change
(Dollars in millions)	2014	2013	2012	2014	2013
Distribution Solutions
North America pharmaceutical distribution & services	$123,930	$115,443	$116,279	7%	(1)%
International pharmaceutical distribution & services	4,848	—	—	—	—
Medical-Surgical distribution & services	5,648	3,603	3,145	57	15
Total Distribution Solutions	134,426	119,046	119,424	13	—

Technology Solutions - products and services	3,183	3,023	2,897	5	4
Total Revenues	$137,609	$122,069	$122,321	13	—
Revenues for 2014 increased 13% to $137.6 billion from 2013 and revenues for 2013 of $122.1 billion approximated 2012. Increases in our revenues were primarily driven by our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Distribution Solutions
North America pharmaceutical distribution and services revenues increased in 2014 compared to 2013 primarily due to market growth, reflecting growing drug utilization and price increases, and our mix of business. These increases were partially offset by price deflation associated with brand to generics drug conversion. North America revenues for 2013 approximated 2012 primarily due to market growth and our mix of business, partially offset by price deflation associated with brand to generic drug conversions, the loss of customers and fewer sales days.
International pharmaceutical distribution and services revenues of $4.8 billion in 2014 represents revenues from Celesio, our majority-owned subsidiary, acquired in February 2014.
Medical-Surgical distribution and services revenues increased in 2014 compared to 2013 primarily due to our acquisition of PSS World Medical in February 2013 and market growth. Revenues for 2013 increased compared to 2012 primarily due to market growth, new customers and our acquisition of PSS World Medical. These 2013 increases were partially offset by five less sales days.
Technology Solutions
Technology Solutions revenues increased in 2014 compared to 2013 primarily due to small business acquisitions and a higher volume of claims processing. These increases were partially offset by a decrease in software product revenues. Technology Solutions revenues increased in 2013 compared to 2012 mainly due to acquisitions, higher volume of claims processing revenues and an increase in maintenance revenues from new and existing customers.
Gross Profit:

	Years Ended March 31,			Change
(Dollars in millions)	2014	2013	2012	2014		2013
Gross Profit
Distribution Solutions (1)	$6,767	$5,435	$5,057	25%		7%
Technology Solutions	1,542	1,413	1,345	9		5
Total	$8,309	$6,848	$6,402	21		7

Gross Profit Margin
Distribution Solutions	5.03%	4.57%	4.23%	46	bp	34	bp
Technology Solutions	48.44	46.74	46.43	170		31
Total	6.04	5.61	5.23	43		38
bp - basis points

(1)	Gross profit for our Distribution Solutions segment for 2014, 2013 and 2012 includes LIFO charges of $311 million, $13 million and $11 million.
Gross profit increased 21% to $8.3 billion in 2014 and 7% to $6.8 billion in 2013. As a percentage of revenues, gross profit increased by 43 bp in 2014 and by 38 bp in 2013. Gross profit margin increased in 2014 and 2013 reflecting increases in both of our operating segments.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Distribution Solutions
Distribution Solutions segment’s gross profit margin increased in 2014 compared to 2013 primarily due to our business acquisitions, growth in sales of higher margin generic drugs, and an increase in buy margin. Buy margin primarily reflects volume and timing of compensation we receive from pharmaceutical manufacturers. These increases were partially offset by a decrease in sell margin and charges related to the LIFO method of accounting for inventories, as further described below. Additionally, gross profit was impacted by a $50 million charge for the reversal of a fair value step-up of inventory acquired as part of the Celesio acquisition. Gross profit margin increased in 2013 compared to 2012 primarily due to higher sales of generic drugs, business acquisitions, an increase in buy margin and antitrust settlement receipts, and a lower proportion of revenues within the segment attributed to lower-margin sales to customers’ warehouses. These increases were partially offset by a decrease in sell margin.
Our last-in, first-out (“LIFO”) net inventory expense was $311 million in 2014, $13 million in 2013 and $11 million in 2012. Our Distribution Solutions segment uses the LIFO method of accounting for the majority of its inventories, which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The practice in the Distribution Solutions segment’s distribution businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses. A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
From 2005 through 2011, we experienced net price deflation and in 2012 and 2013, we began to experience a modest net inflationary trend in our pharmaceuticals indices, as price increases on branded pharmaceuticals exceeded the impact of price declines and shifts toward generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. As a result of this cumulative net price deflation, at March 31, 2013, pharmaceutical inventories at LIFO were $60 million more than market and, accordingly, a $60 million lower-of-cost or market (“LCM”) reserve reduced inventories to market.  During 2014, we experienced net inflation in our pharmaceutical inventories.  As a result, in 2014, we recorded LIFO charges of $311 million to cost of sales, net of the LCM reserve release. As of March 31, 2014, pharmaceutical inventories at LIFO did not exceed market. At March 31, 2014 and March 31, 2013, our LIFO reserves, net of LCM adjustments were $431 million and $120 million. Additional information regarding our LIFO accounting is included under the caption “Critical Accounting Policies and Estimates,” included in this Financial Review.
Technology Solutions
Technology Solutions segment’s gross profit margin increased in 2014 compared to 2013 primarily due to growth in higher-margin revenues, partially offset by product alignment charges. Technology Solutions segment’s gross profit margin increased in 2013 compared to 2012 primarily due to a change in product and services mix and a decline in product alignment charges partially offset by a $10 million impairment of capitalized software held for sale.
In 2014, this segment recorded pre-tax charges totaling $57 million.  These charges primarily consisted of $35 million of product alignment charges, $15 million of integration-related expenses and $7 million of reduction-in-workforce severance charges.  Included in the total charge was $35 million for severance for employees primarily in our research and development, customer services and sales functions, and $15 million for asset impairments which primarily represents the write-off of deferred costs for a product that will no longer be developed.  Charges were recorded in our consolidated statement of operations as follows: $34 million in cost of sales and $23 million in operating expenses.
In 2013, this segment recorded $46 million of non-cash pre-tax impairment charges. These charges were the result of a significant decrease in estimated revenues for a software product. The charge included a $36 million goodwill impairment to reduce the carrying value of goodwill within the applicable reporting unit to its implied fair value. In addition, the goodwill had a nominal tax basis. This impairment charge was recorded in operating expenses within our consolidated statement of operations. The balance of the charge represents a $10 million impairment to reduce the carrying value of the unamortized capitalized software held for sale costs for this product to its net realizable value. We concluded that the estimated future undiscounted revenues, net of estimated related costs, were insufficient to recover its carrying value. This impairment charge was recorded in cost of sales within our consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

In 2012, we approved a plan to align our hospital clinical and revenue cycle healthcare software products within this segment. As part of this alignment strategy, we began converging our core clinical and revenue cycle Horizon and Paragon product lines onto Paragon’s Microsoft®-based platform. We also stopped development of our HzERM software product. As the result of this plan, we recorded product alignment charges of $51 million, of which $31 million was recorded to cost of sales and $20 million was recorded to operating expenses.
Operating Expenses:

	Years Ended March 31,			Change
(Dollars in millions)	2014	2013	2012	2014		2013
Operating Expenses
Distribution Solutions (1)	$4,335	$3,068	$2,854	41%		7%
Technology Solutions	1,156	1,109	1,011	4		10
Corporate (2)	451	346	413	30		(16)
Total	$5,942	$4,523	$4,278	31		6

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.22%	2.58%	2.39%	64	bp	19	bp
Technology Solutions	36.32	36.69	34.90	(37)		179
Total	4.32	3.71	3.50	61		21

(1)	Operating expenses for 2014, 2013 and 2012 include $68 million, $72 million and $149 million of AWP litigation charges.

(2)	Corporate expenses for 2013 are net of an $81 million pre-tax gain on business combination.
Operating expenses increased 31% to $5.9 billion in 2014 and 6% to $4.5 billion in 2013. Operating expenses increased in 2014 and 2013 primarily due to our business acquisitions, including increases in acquisition-related expenses and higher intangible asset amortization, and higher compensation and benefit costs. Additionally, 2013 operating expenses were impacted by a $40 million charge for a legal dispute in our Canadian business, a $36 million non-cash goodwill impairment charge, an $81 million gain on business combination, and lower AWP charges.
Distribution Solutions
Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased in 2014 and 2013 primarily due to our business acquisitions and higher employee compensation and benefit costs. Operating expenses in 2013 were also impacted by lower AWP charges and a $40 million charge for a legal dispute in our Canadian business.
The Company has a reserve relating to AWP public entity claims, which is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. Charges related to AWP litigation, including accrued interest, are recorded in operating expenses within our Distribution Solutions segment. Such pre-tax charges were $68 million, $72 million and $149 million in 2014, 2013 and 2012.
Refer to Financial Note 22, “Other Commitments and Contingent Liabilities,” to the consolidated financial statements appearing in this Annual Report on Form 10-K for further information.
Technology Solutions
Technology Solutions segment’s operating expenses increased in 2014 compared to 2013 primarily due to small business acquisitions, integration-related expenses, reduction-in-workforce severance charges, and continued investment in research and development activities. These increases were partially offset by a $36 million goodwill impairment charge incurred in 2013.
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenues increased in 2013 compared to 2012 primarily due to our continued investment in research and development activities, a $36 million goodwill impairment charge and acquisitions. These increases were partially offset by product alignment charges incurred in 2012. The goodwill impairment was recorded to reduce the carrying value of goodwill within the applicable reporting unit to its implied fair value.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Corporate
Corporate expenses increased in 2014 compared to 2013 primarily due to higher compensation and benefit costs, acquisition‑related expenses and the 2013 $81 million gain on business combination. Corporate expenses decreased in 2013 compared to 2012 primarily due to the gain on business combination and a charitable contribution in 2012. These decreases were partially offset by an increase in a reserve for an environmental liability, acquisition-related expenses and other corporate initiatives.
In 2013, we purchased the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California for $90 million, which was funded from cash on hand. We previously held a 50% ownership interest and were the primary tenant in this building. This transaction was accounted for as a step acquisition, which requires that we re-measure our previously held 50% ownership interest to fair value and record the difference between the fair value and carrying value as a gain in the consolidated statements of operations. The re-measurement to fair value resulted in a non-cash pre-tax gain of $81 million ($51 million after-tax), which was recorded as a gain on business combination within Corporate in the consolidated statements of operations.
Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions by the Company and gains and losses related to business combinations were $218 million, $1 million and $26 million in 2014, 2013 and 2012. Expenses for 2014 were primarily related to our acquisition of Celesio and integration of PSS World Medical. Expenses for 2013 primarily pertained to PSS World Medical and a $81 million gain on business combination from our acquisition of the remaining 50% ownership interest in our Corporate headquarters building. Expenses for 2012 were primarily incurred to integrate a 2011 acquisition. Additional acquisition-related expenses are expected to be incurred as we integrate our businesses.
Acquisition expenses and related adjustments were as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Cost of Sales	$3	$—	$—
Operating Expenses
Transaction closing expenses	39	16	3
Restructuring, severance and relocation	43	30	3
Other integration related expenses	73	25	20
Gain on business combination	—	(81)	—
Total	155	(10)	26
Other Income, Net	14	—	—
Interest Expense - bridge loan fees	46	11	—
Total Acquisition Expenses and Related Adjustments	$218	$1	$26

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Acquisition expenses and related adjustments by segment were as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Cost of Sales - Technology Solutions	$3	$—	$—
Operating Expenses
Distribution Solutions	119	47	24
Technology Solutions	15	7	1
Corporate	21	(64)	1
Total	155	(10)	26
Corporate - Other Income, Net	14	—	—
Corporate - Interest Expense	46	11	—
Total Acquisition Expenses and Related Adjustments	$218	$1	$26
Amortization expenses of acquired intangible assets purchased in connection with acquisitions recorded in operating expenses were $308 million, $196 million and $167 million in 2014, 2013 and 2012. The increases in amortization expense reflect our recent business acquisitions. Additionally, certain intangible assets associated with a 2007 acquisition were fully amortized in 2012.
Other Income, Net:

	Years Ended March 31,			Change
(Dollars in millions)	2014	2013	2012	2014	2013
Distribution Solutions	$29	$19	$16	53%	19%
Technology Solutions	1	4	4	(75)	—
Corporate	2	11	—	(82)	100
Total	$32	$34	$20	(6)	70
Other income, net decreased slightly in 2014 compared to 2013 primarily due to our acquisition of Celesio including acquisition‑related expenses. Other income, net increased in 2013 compared to 2012 primarily due to an impairment of an asset in 2012.
Impairment of an Equity Investment:
In 2013, we committed to a plan to sell our 49% equity interest in Nadro, S.A. de C.V. (“Nadro”) and in the fourth quarter of 2013 recorded a pre-tax impairment charge of $191 million reducing the investment’s carrying value to its estimated fair value. The charge reflected deterioration in Nadro’s market position, projected lower revenue growth rates and operating margins and continued business challenges in the wholesale pharmaceutical distribution business in Mexico. Cumulative foreign currency translation losses of $69 million were included in the assessment of the investment’s carrying value for purposes of calculating the impairment charge. Cumulative foreign currency translation losses (net of tax), were included in Accumulated Other Comprehensive Income on our consolidated balance sheet at March 31, 2013. The charge was recorded in impairment of an equity investment in the consolidated statements of operations within our Distribution Solutions segment. In September 2013, we completed the sale of our 49% equity interest in Nadro. Under the terms of the agreement, we received $41 million in total cash consideration. There was no material gain or loss on the disposition based on the adjusted net realizable value of the investment at the time of the sale.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Years Ended March 31,			Change
(Dollars in millions)	2014	2013	2012	2014	2013
Segment Operating Profit
Distribution Solutions	$2,461	$2,195	$2,219	12%	(1)%
Technology Solutions	387	308	338	26	(9)
Subtotal	2,848	2,503	2,557	14	(2)
Corporate Expenses, Net	(449)	(335)	(413)	34	(19)
Interest Expense	(303)	(240)	(251)	26	(4)
Income From Continuing Operations Before Income Taxes	$2,096	$1,928	$1,893	9	2

Segment Operating Profit Margin
Distribution Solutions	1.83%	1.84%	1.86%	(1) bp	(2) bp
Technology Solutions	12.16	10.19	11.67	197	(148)
Distribution Solutions: Operating profit margin for our Distribution Solutions segment in 2014 was flat compared to 2013, primarily reflecting an increase in gross profit margin and the $191 million impairment charge on an equity investment incurred in 2013, partially offset by higher operating expenses as a percentage of revenues, which includes the effects of our acquisitions. Operating profit margin for our Distribution Solutions segment decreased in 2013 compared to 2012 primarily due to the $191 million impairment charge on an equity investment and higher operating expenses as a percentage of revenues, which included the effects of our acquisitions. These 2013 increases were partially offset by an increase in gross profit margin.
Technology Solutions: Operating profit margin in our Technology Solutions segment increased in 2014 compared to 2013 primarily due to an increase in gross profit margin and a decrease in operating expenses as a percentage of revenues. Operating profit margin in our Technology Solutions segment decreased in 2013 compared to 2012 primarily due to an increase in operating expenses as a percentage of revenues.
Corporate: Corporate expenses, net of other income increased in 2014 compared to 2013 due to higher operating expenses. Corporate expenses for 2013 also included the $81 million gain on business combination. Corporate expenses, net of other income decreased in 2013 compared to 2012 primarily due to the gain on business combination and an increase in other income.
Interest Expense: Interest expense increased in 2014 compared to 2013 primarily due to our acquisition of Celesio, including $46 million of bridge loan fees, interest on $4.1 billion of new debt issued to fund the acquisition and interest on debt of Celesio. These increases are partially offset by repayment of $500 million of the current portion of our long-term debt in March 2013. Interest expense decreased in 2013 compared to 2012 primarily due to the repayment of $400 million of long-term debt in February 2012, partially offset by $11 million of bridge loan fees paid in connection with our acquisition of PSS World Medical. Interest expense fluctuates based on timing, amounts and interest rates of term debt that is repaid and new term debt issued, as well as amounts incurred for bridge loan fees. Refer to our discussion under the caption “Credit Resources” within this Financial Review for additional information regarding our financing activities.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Income Taxes
Our reported income tax rates were 35.4%, 30.1% and 27.2% in 2014, 2013 and 2012. Fluctuations in our reported income tax rates are primarily due to changes within our business mix, including varying proportions of income attributable to foreign countries that have lower income tax rates and discrete items. Income tax expense included $94 million of net discrete tax expense in 2014, and $29 million and $66 million of net discrete tax benefit in 2013 and 2012. Discrete tax expense for 2014 primarily related to a $122 million charge regarding an unfavorable decision from the Tax Court of Canada with respect to transfer pricing issues. Included in the 2012 discrete tax benefit is a $31 million credit to income tax expense as a result of the reversal of an unrecognized tax benefit relating to our AWP litigation.
We have received reassessments from the Canada Revenue Agency (“CRA”) for a total of $219 million related to a transfer pricing matter impacting years 2003 through 2009. We previously appealed the reassessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2009. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the reassessment with respect to 2003. On January 10, 2014, we filed a Notice of Appeal to the Federal Court of Appeal in response to the judgment of the Tax Court of Canada. As a result of the unfavorable Tax Court decision relating to 2003, we recognized a discrete tax expense of $122 million in the third quarter of 2014, which includes tax and interest for the years 2003 through 2013. The ultimate resolution of these issues could result in an increase or decrease to income tax expense.
We have received tax assessments of $98 million from the U.S. Internal Revenue Service (“IRS”) relating to 2003 through 2006. We are pursuing administrative relief through the appeals process. We continue to believe in the merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements.
Income (Loss) from Discontinued Operations, Net of Tax
Results from discontinued operations, net of tax, were losses of $96 million and $9 million in 2014 and 2013, and income of $24 million in 2012. Results for 2014 include a non-cash pre-tax and after-tax impairment charge of $80 million.
In 2014, we committed to a plan to sell our International Technology business and our Hospital Automation business from our Technology Solutions segment and certain small businesses from our Distribution Solutions segment. During the third quarter of 2014, we recorded the $80 million impairment charges to reduce the carrying value of our International Technology business to its estimated net realizable value (fair value less costs to sell). The charge was primarily the result of the terms of the preliminary purchase offers received for all of the business during the third quarter of 2014. A portion of the impairment charge was attributed to goodwill and other long-lived assets and as a result, there was no tax benefit associated with this portion of the charge. The ultimate selling price of our International Technology business may be higher or lower than our current assessment of fair value.
In 2014, we sold our Hospital Automation business for cash proceeds of $55 million, which approximates the business’ net book value. The results of operations for these businesses are included in income (loss) from discontinued operations for 2014, 2013 and 2012.
Net Loss Attributable to Noncontrolling Interests: Noncontrolling interests primarily represent the portion of Celesio’s net profit or loss that is not allocable to McKesson Corporation. At March 31, 2014, McKesson owned approximately 75.4% of Celesio’s common shares on an outstanding fully diluted basis.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $1,263 million, $1,338 million and $1,403 million in 2014, 2013 and 2012 and diluted earnings per common share were $5.41, $5.59 and $5.59.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share was calculated based on a weighted average number of shares outstanding of 233 million, 239 million and 251 million for 2014, 2013 and 2012. The decreases in the number of weighted average diluted common shares outstanding primarily reflect the cumulative effect of share repurchases, partially offset by the exercise and settlement of share-based awards.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Foreign Operations
Foreign operations accounted for 11.0%, 8.2% and 8.4% of 2014, 2013 and 2012 consolidated revenues. Foreign operations are subject to certain risks, including currency fluctuations. We monitor our operations and adopt strategies responsive to changes in the economic and political environment in each of the countries in which we operate. Additional information regarding our foreign operations is also included in Financial Note 25, “Segments of Business,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.
Business Combinations
Fiscal 2014
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the acquisition, our ownership of Celesio’s fully diluted shares was 75.6% and, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet. The Acquisition was funded by utilizing a senior bridge loan, our existing accounts receivable facility and cash on hand. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company will be one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide.
Our acquisition of Celesio was consummated through a series of transactions:

•	129.3 million of common shares of Celesio were acquired from Franz Haniel & Cie. GmbH (“Haniel”) for cash consideration of €23.50 per common share or $4,128 million.

•
4,840 of the 7,000 convertible bonds issued by Celesio in the nominal aggregate amount of €350 million due in October 2014 (the “2014 Bonds”), and 2,180 of the 3,500 convertible bonds issued by Celesio in the nominal amount of €350 million due in April 2018 (the “2018 Bonds”) were acquired from Elliot International, L.P., The Liverpool Limited Partnership and Elliot Capital Advisers, L.P. (together, the “Elliot Group”) for cash consideration of $951 million. The 2,180 acquired 2018 Bonds were converted to 11.4 million common shares of Celesio.

•
303 of the 2014 Bonds and 216 of the 2018 Bonds were acquired in private transactions for cash consideration of $63 million. 139 of the acquired 2018 Bonds were converted to 0.7 million common shares of Celesio.

From February 7, 2014 through March 31, 2014, we converted our remaining 2014 Bonds and 2018 Bonds into 11.9 million of Celesio common shares.  Also during this time period, substantially all of the remaining 2014 Bonds and 2018 Bonds held by third parties were converted to 9 million Celesio common shares valued at $313 million and approximately $30 million in cash. At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares.
In accordance with a business combination agreement that we entered into with Celesio in January 2014, on February 28, 2014 and April 7, 2014 we launched voluntary public tender offers for the common shares of Celesio that remain outstanding for €23.50 per share. In April 2014, the last of these tender offers expired and we acquired 1 million of additional common shares. We also intend to enter into a domination and profit and loss transfer agreement, with Celesio as the dominated party, pursuant to Sections 291 et seq. of the German Stock Corporation Act (Aktiengesetz - AktG). Such a domination and profit and loss transfer agreement does not require any further regulatory approval.
Fiscal 2013
In addition to our April 2012 acquisition of the remaining 50% ownership interest in our corporate headquarters building located in San Francisco, California, on February 22, 2013, we acquired all of the outstanding shares of PSS World Medical for $29.00 per share plus the assumption of PSS World Medical’s debt, or approximately $1.9 billion in aggregate, consisting of cash consideration of $1.3 billion, net of cash acquired, and the assumption of long-term debt with a fair value of $0.6 billion. The cash paid at acquisition was funded from cash on hand and the issuance of long-term debt. PSS World Medical markets and distributes medical products and services throughout the United States. The acquisition of PSS World Medical expands our existing Medical-Surgical business. Financial results for PSS World Medical since the acquisition date are included in the results of operations within our Medical-Surgical distribution and services business, which is part of our Distribution Solutions segment beginning in the fourth quarter of 2013.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

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
2015 Outlook
Information regarding the Company’s 2015 outlook is contained in our Form 8-K dated May 13, 2014. This Form 8-K should be read in conjunction with the sections Item 1 - Business - Forward-Looking Statements and Item 1A - Risk Factors in Part 1 of this Annual Report on Form 10-K.

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
In determining the appropriate allowance for doubtful accounts, which includes portfolio and specific reserves, the Company reviews accounts receivable aging, industry trends, customer financial strength, credit standing, historical write-off trends and payment history to assess the probability of collection. If the frequency and severity of customer defaults due to our customers’ financial condition or general economic conditions change, our allowance for uncollectible accounts may require adjustment. As a result, we continuously monitor outstanding receivables and other customer financing and adjust allowances for accounts where collection may be in doubt. During 2014, sales to our ten largest customers accounted for approximately 48% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation ("CVS"), accounted for approximately 16% of our total consolidated revenues. At March 31, 2014, trade accounts receivable from our ten largest customers were approximately 32% of total trade accounts receivable. Accounts receivable from CVS were approximately 12% of total trade accounts receivable. As a result, our sales and credit concentration is significant. A default in payments, a material reduction in purchases from these, or any other large customer or the loss of a large customer could have a material adverse impact on our financial condition, results of operations and liquidity.
Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2014 are appropriate and consistent with historical methodologies employed. At this time, we are not aware of any internal process or customer issues that might lead to a significant increase in the foreseeable future in our allowance for doubtful accounts as a percentage of net revenue.
At March 31, 2014, trade and notes receivables were $12,755 million prior to allowances of $113 million. In 2014, 2013 and 2012 our provision for bad debts was $38 million, $28 million and $30 million. At March 31, 2014 and 2013, the allowance as a percentage of trade and notes receivables was 0.9% and 1.4%. An increase or decrease of a hypothetical 0.1% in the 2014 allowance as a percentage of trade and notes receivables would result in an increase or decrease in the provision for bad debts of approximately $13 million. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios. Additional information concerning our allowance for doubtful accounts may be found in Schedule II included in this Annual Report on Form 10-K.
Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the LIFO method. The majority of the cost of inventories held in foreign locations is based on weighted average purchase price using the first-in, first-out method (“FIFO”). Technology Solutions segment inventories consist of computer hardware with cost generally determined by the standard cost method, which approximates average cost. Rebates, cash discounts and other incentives received from vendors relating to the purchase or distribution of inventory are considered as product discounts and are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold. Total inventories were $13.3 billion and $10.3 billion at March 31, 2014 and 2013.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

The LIFO method was used to value approximately 67% and 80% of our inventories at March 31, 2014 and 2013. If we had used the FIFO method of inventory valuation, which approximates current replacement costs, inventories would have been approximately $431 million and $120 million higher than the amounts reported at March 31, 2014 and 2013. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. In 2014, 2013, and 2012, we recognized net LIFO expense of $311 million, $13 million and $11 million within our consolidated statements of operations. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. Primarily due to historical net deflation in our pharmaceutical inventories, pharmaceutical inventories at LIFO were $60 million higher than market as of March 31, 2013. As a result, we recorded a LCM credit of $60 million and $16 million in 2014 and 2013 within our consolidated statements of operations to adjust our LIFO inventories to market.
In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We write down inventories which are considered excess and obsolete, as a result of these reviews. These factors could make our estimates of inventory valuation differ from actual results.
Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that once control is obtained of a business, 100% of the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
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
Goodwill and Intangible Assets: As a result of acquiring businesses, we have $9,927 million and $6,405 million of goodwill at March 31, 2014 and 2013 and $5,022 million and $2,270 million of intangible assets, net at March 31, 2014 and 2013. We maintain goodwill assets on our books unless the assets are considered to be impaired. We perform an impairment test on goodwill balances annually in the fourth quarter or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.
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
To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. In addition, we compare the aggregate of the reporting units’ fair values to our market capitalization as further corroboration of the fair values.
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
Estimates of fair value result from a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. Any changes in key assumptions, including failure to meet business plans, a further deterioration in the market or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge. In 2014 and 2012, we concluded that there were no impairments of goodwill as the fair value of each reporting unit exceeded its carrying value. In 2013, we recorded a goodwill impairment charge of $36 million in our Technology Solutions segment. For our newly-acquired Celesio operations, we determined the preliminary fair value of the assets acquired and liabilities assumed using various methods, including an overall discounted cash flow analysis performed for all of Celesio’s operations. As of March 31, 2014, the fair value assignments were preliminary and could change significantly upon finalization of the fair value assignments.
Currently, all of our intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight‑line basis over their estimated useful lives, ranging from one to thirty-eight years.  We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition.  Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.  Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. There were no material impairments of intangibles in 2014, 2013 or 2012.  Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2014 and 2013, supplier reserves were $181 million and $164 million. The ultimate outcome of any outstanding claims may be different from our estimate. All of the supplier reserves at March 31, 2014 and 2013 pertain to our Distribution Solutions segment. An increase or decrease in the supplier reserve as a hypothetical 0.1% of trade payables at March 31, 2014 would result in an increase or decrease in the cost of sales of approximately $22 million in 2014. The selected 0.1% hypothetical change does not reflect what could be considered the best or worst case scenarios.
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. We had deferred income tax assets (net of valuation allowances) of $1,332 million and $1,247 million at March 31, 2014 and 2013 and deferred tax liabilities of $4,133 million and $3,114 million. Deferred tax assets primarily consist of timing differences on our compensation and benefit related accruals and net operating loss and credit carryforwards. Deferred tax liabilities primarily consist of basis differences for inventory valuation (including inventory valued at LIFO) and intangible assets. We established valuation allowances of $270 million and $118 million for 2014 and 2013 against certain deferred tax assets, which primarily relate to federal, state and foreign net operating loss carryforwards for which the ultimate realization of future benefits is uncertain. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, including those laws pertaining to LIFO, our cash flows could be materially impacted.
In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. We recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of tax liabilities and related interest. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, a reduction to income tax expense may be recognized.
If our assumptions and estimates described above were to change, an increase/decrease of 1% in our effective tax rate as applied to income from continuing operations would have increased/decreased tax expense by approximately $21 million, or $0.09 per diluted share, for 2014.
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
FINANCIAL REVIEW (Continued)

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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We expect our available cash generated from operations, together with our existing sources of liquidity from our accounts receivable sales facilities, revolving credit facilities and commercial paper issuance, will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. In addition, we may access the long-term debt capital markets from time-to-time.
Net cash flow from operating activities was $3,136 million in 2014 compared to $2,483 million in 2013 and $2,950 million in 2012. Operating activities for 2014 were affected by an increase in drafts and accounts payable reflecting longer payment terms for certain purchases. Operating activities for 2014 also reflect increases in receivables and inventories primarily associated with our revenue growth. Cash flows from operations can be significantly impacted by factors such as the timing of receipts from customers and payments to vendors.
Operating activities for 2013 were primarily affected by $483 million of payments made for AWP litigation settlements. Operating activities for 2012 reflect an increase in drafts and accounts payable primarily associated with longer payment terms for certain purchases, partially offset by an increase in receivables and higher inventories primarily associated with revenue growth.
Net cash used in investing activities was $5,046 million in 2014 compared to $2,209 million in 2013 and $1,502 million in 2012. Investing activities for 2014 included $4,634 million of net cash payments for acquisitions, including $4,497 million for our acquisition of Celesio. Investing activities in 2014 also included $274 million and $141 million in capital expenditures for property acquisitions and capitalized software. Investing activities for 2014 also reflect $97 million of cash proceeds from sales of our automation business and an equity investment.
Investing activities for 2013 included $1,873 million of net cash payments for acquisitions, including $1,299 million for our acquisition of PSS World Medical. Investing activities in 2013 also included $232 million and $153 million in capital expenditures for property acquisitions and capitalized software.
Investing activities for 2012 included $1,051 million of net cash payments for acquisitions, including $919 million for our acquisition of the Katz Assets. Investing activities in 2012 also included $221 million and $177 million in capital expenditures for property acquisitions and capitalized software.
Financing activities generated cash of $3,619 million in 2014 compared to net cash usage of $956 million in 2013 and $1,905 million in 2012. Financing activities for 2014 include cash receipts of $788 million and cash paid of $765 million from short-term borrowings. In connection with our acquisition of Celesio, we also borrowed $4,957 billion million under a senior bridge loan facility and $400 million under our accounts receivable sales facility in February 2014. These borrowings were fully repaid in March 2014. Financing activities for 2014 also include cash receipts of $4,114 million from the issuance of long-term debt in March 2014 and cash paid of $356 for repayments of long-term debt, primarily consisting of $350 million paid on the maturity of our 6.50% Notes due in February 2014. Additionally, financing activities for 2014 included $130 million of cash paid for stock repurchases and $214 million of dividends paid.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Financing activities for 2013 included cash receipts of $1,325 million and cash paid of $1,725 million from short-term borrowings. In addition, in connection with our acquisition of PSS World Medical, we borrowed $900 million for bridge financing in February 2013, which was fully repaid in March 2013. Financing activities for 2013 also include cash receipts of $1,798 million for the issuance of long-term debt and cash paid of $1,143 million for repayments of long-term debt. In December 2012, we issued $500 million of 0.95% Notes due 2015 and $400 million of 2.70% Notes due 2022. In March 2013, we issued $500 million of 1.40% Notes due 2018 and $400 million of 2.85% Notes dues 2023. Long-term debt repayments include $500 million paid on the maturity of our 5.25% Notes due in March 2013 and $635 million paid to redeem the debt acquired on the acquisition of PSS World Medical. Additionally, financing activities for 2013 included $1,214 million of cash paid for stock repurchases and $194 million of dividends paid.
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
The Board authorized the repurchase of the Company’s common stock as follows: $1.0 billion in April 2010, $1.0 billion in October 2010, $1.0 billion in April 2011, $650 million in January 2012, $700 million in April 2012 and $500 million in January 2013. Total share repurchases transacted through ASR programs and open market transactions over the last three years were as follows:

	Years Ended March 31,
(In millions, except per share data)	2014	2013	2012
Number of shares repurchased (1)	—	13	20
Average price paid per share	$—	$100.82	$83.47
Total value of shares repurchased (1)	$—	$1,159	$1,850

(1)	Excludes shares surrendered for tax withholding.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at March 31, 2014.
During the fourth quarter of 2013, we retired approximately 2 million shares repurchased for $217 million by the Company.   The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $195 million was recorded as a decrease to retained earnings.
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

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Selected Measures of Liquidity and Capital Resources:

	March 31,
(Dollars in millions)	2014	2013	2012
Cash and cash equivalents	$4,193	$2,456	$3,149
Working capital	3,072	1,813	1,917
Debt, net of cash and cash equivalents	6,526	2,417	831
Debt to capital ratio (1)	55.7%	40.8%	36.8%
Net debt to net capital employed (2)	43.4	25.5	10.8
Return on McKesson stockholders’ equity (3)	16.2	18.3	19.7

(1)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, excluding noncontrolling interests.

(2)
Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and McKesson stockholders’ equity, excluding noncontrolling interests (“net capital employed”).

(3)	Ratio is computed as net income attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity, excluding noncontrolling interests.
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
The remaining cash and cash equivalents are deposited with several financial institutions. Deposits at U.S. banks exceed the amount insured by the Federal Deposit Insurance Corporation. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds. Within the Celesio operations, the majority of deposits are placed in Germany with only banks that are part of deposit protection programs.
Our cash and equivalents balance as of March 31, 2014 included approximately $2.4 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash in foreign operations as well as to fund certain research and development activities for an indefinite period of time.  Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
Working capital primarily includes cash and cash equivalents, receivables and inventories net of drafts and accounts payable, short-term borrowings, current portion of long-term debt, deferred revenue and other current liabilities. Our Distribution Solutions segment requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity and other requirements.
Consolidated working capital increased at March 31, 2014 compared to March 31, 2013 primarily due to increases in cash and cash equivalents, and increases in receivables, inventories and current portion of long-term debt associated with our acquisition of Celesio. Consolidated working capital decreased at March 31, 2013 compared to March 31, 2012, primarily due to a decrease in the cash and cash equivalents balance.
Our ratio of net debt to net capital employed increased at March 31, 2014 compared to March 31, 2013 primarily due to the increase in debt associated with our Celesio acquisition. Our ratio of net debt to net capital employed increased at March 31, 2013 compared to March 31, 2012 primarily due to a lower cash and cash equivalents balance.
In July 2013, the quarterly dividend was raised from $0.20 to $0.24 per common share for dividends declared after such date, until further action by the Board. Dividends were $0.92 per share in 2014 and $0.80 per share in 2013 and 2012. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors. In 2014, 2013 and 2012, we paid total cash dividends of $214 million, $194 million and $195 million.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Contractual Obligations:
The table below presents our significant financial obligations and commitments at March 31, 2014:

		Years
(In millions)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
On balance sheet
Long-term debt (1)	$10,373	$1,424	$2,812	$2,005	$4,132
Other (2)	638	75	216	132	215

Off balance sheet
Interest on borrowings (3)	3,572	357	667	470	2,078
Purchase obligations (4)	2,920	2,901	19	—	—
Operating lease obligations (5)	2,070	358	545	361	806
Other (6)	488	177	64	58	189
Total	$20,061	$5,292	$4,323	$3,026	$7,420

(1)	Represents maturities of the Company’s long-term obligations including an immaterial amount of capital lease obligations.

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

(6)
Includes agreements under which we have guaranteed the repurchase of our customers’ inventory and our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions.

At March 31, 2014, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $489 million. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated liability has been excluded from the contractual obligations table.
In addition, at March 31, 2014, our banks and insurance companies have issued $161 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs.
Credit Resources:
We fund our working capital requirements primarily with cash and cash equivalents, as well as short-term borrowings under the accounts receivable sales facilities, revolving credit facilities and from commercial paper issuances.
Senior Bridge Term Loan Facilities
In connection with our acquisition of Celesio, in January 2014, we entered into a $5.5 billion 364‑day unsecured Senior Bridge Term Loan Agreement (the “2014 Bridge Loan”) under terms substantially similar to those in our existing revolving credit facility. On February 4, 2014, we borrowed $4,957 million under this facility, with such proceeds and cash on hand used to fund the acquisition of Celesio. On March 10, 2014, we repaid $4,076 million of the 2014 Bridge Loan borrowings with funds obtained from the issuance of long-term debt. On March 11, 2014, we repaid the remaining balance of the 2014 Bridge Loan borrowings using funds drawn on our Accounts Receivable Sales facility and cash on hand. On April 30, 2014, the commitments under the 2014 Bridge Loan automatically terminated upon the settlement of the tender offers for the remaining common shares of Celesio. During the time it was outstanding, the 2014 Bridge Loan borrowings bore interest at 1.39% per annum, based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Interest expense for 2014 includes a total of $46 million of fees related to the 2014 Bridge Loan and a bridge loan agreement entered into during the third quarter of 2014 in anticipation of an earlier acquisition of Celesio.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

In connection with our acquisition of PSS World Medical, in December 2012 we entered into a $2.1 billion unsecured Senior Bridge Term Loan Agreement (“2013 Bridge Loan”). In February 2013, we reduced the 2013 Bridge Loan commitment to $900 million. On February 22, 2013, we borrowed $900 million under the 2013 Bridge Loan, with such proceeds and cash on hand were used to redeem the assumed debt from PSS World Medical and pay the equity shareholders of PSS World Medical. On March 8, 2013, we repaid the 2013 Bridge Loan borrowings with funds obtained from the issuance of long-term debt and the bridge loan agreement was subsequently terminated. During the time it was outstanding, the 2013 Bridge Loan borrowings bore interest at 1.20% per annum, based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Interest expense for 2013 includes $11 million of fees related to the 2013 Bridge Loan.
Celesio Debt
Upon our acquisition of Celesio, as required, we consolidated a total of $2.3 billion of outstanding debt of Celesio as a liability on our consolidated balance sheet. The Celesio debt consists primarily of corporate bonds, convertible debt, promissory notes and amounts outstanding under their accounts receivable facility arrangements and lines of credits.  Debt maturities range from our fiscal years 2015 to 2024.  As of March 31, 2014, Celesio convertible debt of $344 million was extinguished through the issuance of Celesio common stock or cash. As of March 31, 2014, $246 million and $188 million were outstanding under the accounts receivable factoring facility arrangements and lines of credits with committed balances of $308 million and $1,662 million.
According to certain terms and conditions of Celesio’s 4.00% bonds maturing on October 18, 2016 and their 4.50% bonds maturing on April 26, 2017, effective May 7, 2014 bondholders have the option to ask for repayment of the bonds at par value plus accrued interest.   If bondholders do not exercise this option by May 19, 2014, the bonds will remain outstanding until their respective maturity dates. Accordingly, as at March 31, 2014, these bonds having a book value of $1,244 million have been classified as a current liability.   As of May 7, 2014, the fair value of these bonds of $1,272 million was more than their par value of $1,184 million.
PSS World Medical Debt
Upon our acquisition of PSS World Medical, we assumed the outstanding debt of PSS World Medical. Prior to our acquisition, PSS World Medical called for redemption of all of its outstanding 6.375% Senior Notes due 2022. Due to the change in control provisions of the 3.125% Senior Convertible Notes due 2014, the notes were convertible to cash at the option of the note holders. All the note holders opted to receive cash. In the fourth quarter of 2013, we redeemed both of these notes, including accrued interest for $643 million using cash on hand and borrowings under our 2013 PSS Bridge Loan.
Long-Term Debt
In connection with the acquisition of Celesio, on March 5, 2014, we issued floating rate notes (“Floating Rate Notes”) due September 10, 2015 in an aggregate principal amount of $400 million, 1.29% notes due March 10, 2017 in an aggregate principal amount of $700 million (“2017 Notes”), 2.28% notes due March 15, 2019 in an aggregate principal amount of $1,100 million (“2019 Notes”), 3.80% notes due March 15, 2024 in an aggregate principal amount of $1,100 million (“2024 Notes”) and 4.88% notes due March 15, 2044 in an aggregate principal amount of $800 million (“2044 Notes”). The Floating Rate Notes bear interest at a floating rate equal to the three-month London Interbank Offered Rate plus 0.40% (0.64% at March 31, 2014). We utilized net proceeds, after discounts and offering expenses of $4,068 million from the issuance of these notes (each note constitutes a “Series”) to repay borrowings under the 2014 Bridge Loan.
On March 8, 2013, we issued 1.40% notes due March 15, 2018 in an aggregate principal amount of $500 million and 2.85% notes due March 15, 2023 in an aggregate principal amount of $400 million. We utilized net proceeds, after discounts and offering expenses of $891 million from the issuance of these notes (each note constitutes a “Series”) to repay borrowings under the 2013 Bridge Loan.
On December 4, 2012, we issued 0.95% notes due December 4, 2015 in an aggregate principal amount of $500 million (“2015 Notes”) and 2.70% notes due December 15, 2022 in an aggregate principal amount of $400 million (“2022 Notes”). We utilized net proceeds, after discounts and offering expenses, of $892 million from the issuance of these notes (each note constitutes a “Series”) for general corporate purposes and replenishing working capital that was used to repay long-term debt that matured.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Each Series constitutes an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and future unsecured and unsubordinated indebtedness outstanding from time-to-time. Each Series is governed by materially similar indentures and officers’ certificate specifying certain terms of each Series.
With the exception of the Floating Rate Notes, upon 30 days notice to holders of a Series, we may redeem that Series at any time prior to maturity, in whole or in part, for cash at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture and officers’ certificate relating to that Series. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase that Series from the holders at a price in cash equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not incur liens, enter into sale and leaseback transactions or consolidate, merge or sell all or substantially all of our assets. The indentures also contain customary events of default provisions.
We repaid our $350 million 6.50% Notes due February 15, 2014 and our $500 million 5.25% Notes due March 1, 2013, at maturity.
Scheduled future payments of long-term debt are $1,424 million in 2015, $1,535 million in 2016, $1,277 million in 2017, $520 million in 2018, $1,485 million in 2019 and $4,132 million thereafter.
Accounts Receivable Sales Facility
We have an Accounts Receivable Sales facility (the “Facility”) with a committed balance of $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. Prior to the Celesio acquisition, we amended the Facility to extend the term for an additional year, increased the maximum debt to capital ratio from 56.5% to 65% and added an extended cure period with respect to defaults under the facility relating to Celesio. The Facility will expire in November 2014 and we anticipate renewing the Facility before its expiration.
In 2014, 2013 and 2012, we borrowed $550 million, $1,325 million and $400 million under the Facility and we repaid $550 million, $1,725 million and nil. At March 31, 2014 and March 31, 2013, there were no secured borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At March 31, 2014 and March 31, 2013, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Prior to the Celesio acquisition, we amended this facility to increase the maximum debt to capital ratio from 56.5% to 65%, and added an extended cure period with respect to defaults under the credit facility relating to Celesio. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this credit facility during 2014, 2013 and 2012. As of March 31, 2014 and 2013, there were no borrowings outstanding under this credit facility.
Commercial Paper
There were no commercial paper issuances during 2014, 2013 and 2012 and no amounts outstanding at March 31, 2014 and 2013.

McKESSON CORPORATION
FINANCIAL REVIEW (Continued)

Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our U.S. dollar denominated debt to capital ratio under our $1.3 billion unsecured revolving credit facility, which cannot exceed 65%. For the purpose of calculating this ratio, borrowings under the $1.35 billion Accounts Receivable Sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2014, we were in compliance with our financial covenants.
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
Interest rate risk: Our long-term debt bears interest predominately at fixed rates, whereas our short-term borrowings are at variable interest rates. At March 31, 2014, we had $1.0 billion in outstanding debt with variable interest rates.
Our cash and cash equivalents balances earn interest at variable rates. At March 31, 2014, we had $4.2 billion in cash and cash equivalents. The effect of a hypothetical 50 bp increase in the underlying interest rate on our cash and cash equivalents, net of short-term borrowings and variable rate debt, would have resulted in a favorable impact to earnings in 2014 of approximately $12 million.
Foreign exchange risk: Historically, we have recorded foreign revenues and earnings primarily from Canada, the United Kingdom, Ireland, other European countries and Israel, which exposed us to changes in foreign currency exchange rates. Our acquisition of a majority interest in Celesio in the fourth quarter of 2014 increased our exposure to changes in foreign currency exchange rates and expanded our portfolio of foreign currency forward-exchange contracts. As substantially all revenues and earnings of Celesio are generated outside of the United States, changes in the U.S. dollar relative to the functional currency in the countries in which Celesio operates, primarily the Euro and the British pound, could impact future earnings. We seek to manage our foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities. Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency loans.
As of March 31, 2014, the effect of a hypothetical adverse 10% change in the underlying foreign currency exchange rates would have impacted the fair value of Celesio’s foreign exchange contracts by approximately $94 million. As of March 31, 2014, the effect of a hypothetical adverse 10% change in the underlying foreign currency exchange rates would have impacted the fair value of our remaining foreign exchange contracts by approximately $40 million. However, Celesio’s risk management programs are designed such that the potential loss in value of these risk management portfolios described above would be largely offset by changes in the value of the underlying exposure. Refer to Financial Note 18, “Hedging Activities,” for more information on our foreign currency forward-exchange contracts.
The selected hypothetical change in interest rates and foreign currency exchange rates does not reflect what could be considered the best or worst case scenarios.

McKESSON CORPORATION

Item 8.	Financial Statements and Supplementary Data

McKESSON CORPORATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of McKesson Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Celesio AG, which we acquired on February 6, 2014. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Celesio AG constituted 27% of the total assets and 4% of total revenues of the consolidated financial statements of the Company as of and for the fiscal year ended March 31, 2014. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has also audited the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. This audit report appears on page 56 of this Annual Report on Form 10-K.
May 13, 2014

/s/ John H. Hammergren
John H. Hammergren
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

McKESSON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of McKesson Corporation:
We have audited the accompanying consolidated balance sheets of McKesson Corporation and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2014. Our audits also included the consolidated financial statement schedule (“financial statement schedule”) listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Celesio AG, which was acquired on February 6, 2014. Celesio AG constituted 27% of the total assets and 4% of total revenues of the consolidated financial statements of the Company as of and for the year ended March 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Celesio AG. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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

McKESSON CORPORATION

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McKesson Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Francisco, California
May 13, 2014

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended March 31,
	2014	2013	2012
Revenues	$137,609	$122,069	$122,321
Cost of Sales	(129,300)	(115,221)	(115,919)
Gross Profit	8,309	6,848	6,402
Operating Expenses
Selling, distribution and administrative expenses	(5,418)	(4,099)	(3,727)
Research and development	(456)	(433)	(402)
Litigation charges	(68)	(72)	(149)
Gain on business combination	—	81	—
Total Operating Expenses	(5,942)	(4,523)	(4,278)
Operating Income	2,367	2,325	2,124
Other Income, Net	32	34	20
Impairment of an Equity Investment	—	(191)	—
Interest Expense	(303)	(240)	(251)
Income from Continuing Operations Before Income Taxes	2,096	1,928	1,893
Income Tax Expense	(742)	(581)	(514)
Income from Continuing Operations	1,354	1,347	1,379
Income (Loss) from Discontinued Operations, Net of Tax	(96)	(9)	24
Net Income	1,258	1,338	1,403
Net Loss Attributable to Noncontrolling Interests	5	—	—
Net Income Attributable to McKesson Corporation	$1,263	$1,338	$1,403

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$5.83	$5.62	$5.49
Discontinued operations	(0.42)	(0.03)	0.10
Total	$5.41	$5.59	$5.59
Basic
Continuing operations	$5.93	$5.74	$5.60
Discontinued operations	(0.42)	(0.03)	0.10
Total	$5.51	$5.71	$5.70

Weighted Average Common Shares
Diluted	233	239	251
Basic	229	235	246

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended March 31,
	2014	2013	2012
Net Income	$1,258	$1,338	$1,403

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments, net of income tax expense (benefit) of $24, ($2) and $2	53	(52)	(56)

Unrealized losses on cash flow hedges, net of income tax benefit of nil, nil and nil	(6)	—	(5)

Retirement-related benefit plans, net of income tax expense (benefit) of $29, ($10) and ($9)	36	(18)	(21)
Other Comprehensive Income (Loss), Net of Tax	83	(70)	(82)

Comprehensive Income	1,341	1,268	1,321
Comprehensive Income Attributable to Noncontrolling Interests	(16)	—	—
Comprehensive Income Attributable to McKesson Corporation	$1,325	$1,268	$1,321

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$4,193	$2,456
Receivables, net	14,193	9,975
Inventories, net	13,308	10,335
Prepaid expenses and other	879	404
Total Current Assets	32,573	23,170
Property, Plant and Equipment, Net	2,222	1,321
Goodwill	9,927	6,405
Intangible Assets, Net	5,022	2,270
Other Assets	2,015	1,620
Total Assets	$51,759	$34,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$21,429	$16,108
Short-term borrowings	346	—
Deferred revenue	1,236	1,359
Deferred tax liabilities	1,588	1,626
Current portion of long-term debt	1,424	352
Other accrued liabilities	3,478	1,912
Total Current Liabilities	29,501	21,357

Long-Term Debt	8,949	4,521
Other Noncurrent Liabilities	2,991	1,838
Other Commitments and Contingent Liabilities (Note 22)
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at March 31, 2014 and 2013, 381 and 376 shares issued at March 31, 2014 and 2013	4	4
Additional Paid-in Capital	6,552	6,078
Retained Earnings	11,453	10,402
Accumulated Other Comprehensive Loss	(3)	(65)
Other	23	14
Treasury Shares, at Cost, 150 and 149 at March 31, 2014 and 2013	(9,507)	(9,363)
Total McKesson Corporation Stockholders’ Equity	8,522	7,070
Noncontrolling Interests	1,796	—
Total Equity	10,318	7,070
Total Liabilities and Equity	$51,759	$34,786

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2014, 2013 and 2012
(In millions, except per share amounts)

	McKesson Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury		Noncontrolling Interests	Total Equity
	Shares	Amount					Common Shares	Amount
Balances, March 31, 2011	369	$4	$5,339	$10	$8,250	$87	(117)	$(6,470)	$—	$7,220
Issuance of shares under employee plans	4		167				(1)	(24)		143
Share-based compensation			154							154
Tax benefit related to issuance of shares under employee plans			46							46
Other comprehensive loss						(82)				(82)
Net income					1,403					1,403
Repurchase of common stock			(140)				(20)	(1,710)		(1,850)
Cash dividends declared, $0.80 per common share					(202)					(202)
Other			5	(6)						(1)
Balances, March 31, 2012	373	$4	$5,571	$4	$9,451	$5	(138)	$(8,204)	$—	$6,831
Issuance of shares under employee plans	5		166					(55)		111
Share-based compensation			167							167
Tax benefit related to issuance of shares under employee plans			34							34
Other comprehensive loss						(70)				(70)
Net income					1,338					1,338
Repurchase of common stock			162				(13)	(1,321)		(1,159)
Repurchase and retirement of treasury stock	(2)		(22)		(195)		2	217		—
Cash dividends declared, $0.80 per common share					(192)					(192)
Other				10						10
Balances, March 31, 2013	376	$4	$6,078	$14	$10,402	$(65)	(149)	$(9,363)	$—	$7,070
Issuance of shares under employee plans	5		177				(1)	(130)		47
Share-based compensation			160							160
Tax benefit related to issuance of shares under employee plans			92							92
Acquisition of Celesio									1,500	1,500
Conversion of Celesio convertible bonds			33						280	313
Other comprehensive income						62			21	83
Net income (loss)					1,263				(5)	1,258
Repurchase of common stock			14				—	(14)		—
Cash dividends declared, $0.92 per common share					(214)					(214)
Other			(2)	9	2					9
Balances, March 31, 2014	381	$4	$6,552	$23	$11,453	$(3)	(150)	$(9,507)	$1,796	$10,318

See Financial Notes

McKESSON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended March 31,
	2014	2013	2012
Operating Activities
Net income	$1,258	$1,338	$1,403
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	186	133	127
Amortization	518	397	366
Other deferred taxes	16	608	175
Share-based compensation expense	160	167	154
Gain on business combination	—	(81)	—
Impairment of an equity investment	—	191	—
Charges associated with last-in-first-out inventory method	311	13	11
Other non-cash items	130	90	93
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(885)	315	(768)
Inventories	(1,201)	(60)	(882)
Drafts and accounts payable	2,412	(127)	2,037
Deferred revenue	(36)	(1)	97
Taxes	218	(86)	19
Litigation charges	68	72	149
Litigation settlement payments	(105)	(483)	(26)
Other	86	(3)	(5)
Net cash provided by operating activities	3,136	2,483	2,950

Investing Activities
Property acquisitions	(274)	(232)	(221)
Capitalized software expenditures	(141)	(153)	(177)
Acquisitions, net of cash and cash equivalents acquired	(4,634)	(1,873)	(1,051)
Proceeds from sales of business and equity investment	97	—	—
Other	(94)	49	(53)
Net cash used in investing activities	(5,046)	(2,209)	(1,502)

Financing Activities
Proceeds from short-term borrowings	6,145	2,225	400
Repayments of short-term borrowings	(6,122)	(2,625)	—
Proceeds from issuances of long-term debt	4,114	1,798	—
Repayments of long-term debt	(356)	(1,143)	(430)
Common stock transactions:
Issuances	177	166	167
Share repurchases, including shares surrendered for tax withholding	(130)	(1,214)	(1,874)
Dividends paid	(214)	(194)	(195)
Other	5	31	27
Net cash provided by (used in) financing activities	3,619	(956)	(1,905)
Effect of exchange rate changes on cash and cash equivalents	28	(11)	(6)
Net increase (decrease) in cash and cash equivalents	1,737	(693)	(463)
Cash and cash equivalents at beginning of year	2,456	3,149	3,612
Cash and cash equivalents at end of year	$4,193	$2,456	$3,149

Supplemental Cash Flow Information
Cash paid for:
Interest	$255	$207	$228
Income taxes, net of refunds	508	55	337
Non-cash item:
Fair value of debt assumed on acquisition	$(2,312)	$(635)	$—
Conversion of Celesio’s convertible bonds to equity	$313	$—	$—

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES

1.	Significant Accounting Policies
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
Basis of Presentation: The consolidated financial statements and accompanying notes are prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of McKesson include the financial statements of all wholly-owned subsidiaries and majority-owned or controlled companies. We also evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs we consolidate such entities into our financial statements. Refer to Financial Note 15, “Variable Interest Entities” for more information on these VIEs. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and our proportionate share of income or loss is recorded in other income, net. Equity investments in non-publicly traded entities are primarily accounted for using the cost method. Intercompany transactions and balances have been eliminated.
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
The remaining cash and cash equivalents are deposited with several financial institutions. Deposits at U.S. banks exceed the amount insured by the Federal Deposit Insurance Corporation. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds. Within the Celesio operations, the majority of deposits are placed in Germany with only banks that are part of deposit protection programs.
Restricted Cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within prepaid expenses and other in the consolidated balance sheets. At March 31, 2014 and 2013 restricted cash was not material.
Marketable Securities Available-for-Sale: We carry our marketable securities, which are available-for-sale, at fair value and they are included in prepaid expenses and other in the consolidated balance sheets. The unrealized gains and losses, net of the related tax effect, computed in marking these securities to market have been reported within stockholders’ equity. At March 31, 2014 and 2013 marketable securities were not material.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In determining whether an other-than-temporary decline in market value has occurred, we consider the duration that, and extent to which, the fair value of the investment is below its cost, the financial condition and future prospects of the issuer or underlying collateral of a security, and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity securities that we intend to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis are charged to other income (expense) in the period in which the loss occurs.
Concentrations of Credit Risk and Receivables: Our trade receivables are subject to a concentration of credit risk with customers primarily in our Distribution Solutions segment. During 2014, sales to our ten largest customers accounted for approximately 48% of our total consolidated revenues. Sales to our largest customer, CVS Caremark Corporation ("CVS"), accounted for approximately 16% of our total consolidated revenues. At March 31, 2014, trade accounts receivable from our ten largest customers were approximately 32% of total trade accounts receivable. Accounts receivable from CVS were approximately 12% of total trade accounts receivable. As a result, our sales and credit concentration is significant. We also have agreements with group purchasing organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals, pharmacies and other healthcare providers. The accounts receivables balances are with individual members of the GPOs. A default in payment, a material reduction in purchases from these or any other large customers, or the loss of a large customer or customer groups could have a material adverse impact on our financial condition, results of operations and liquidity. In addition, trade receivables are subject to a concentration of credit risk with customers in the institutional, retail and healthcare provider sectors, which can be affected by a downturn in the economy and changes in reimbursement policies. This credit risk is mitigated by the size and diversity of the customer base as well as its geographic dispersion. We estimate the receivables for which we do not expect full collection based on historical collection rates and ongoing evaluations of the creditworthiness of our customers. An allowance is recorded in our consolidated financial statements for these amounts.
Financing Receivables: We assess and monitor credit risk associated with financing receivables, namely lease and notes receivables, through regular review of our collection experience in determining our allowance for loan losses. On an ongoing basis, we also evaluate credit quality of our financing receivables utilizing aging of receivables and write-offs, as well as considering existing economic conditions, to determine if an allowance is necessary. Financing receivables are derecognized if legal title to them has been transferred and all related risks and rewards incidental to ownership have passed to the buyer.  As of March 31, 2014 and 2013, financing receivables and the related allowance were not material to our consolidated financial statements.
Inventories: We report inventories at the lower of cost or market (“LCM”). Inventories for our Distribution Solutions segment consist of merchandise held for resale. For our Distribution Solutions segment, the majority of the cost of domestic inventories is determined using the last-in, first-out (“LIFO”) method. The majority of the cost of inventories held in foreign locations is based on weighted average purchase prices using the first-in, first-out method. Technology Solutions segment inventories consist of computer hardware with cost generally determined by the standard cost method, which approximates average cost. Rebates, cash discounts, and other incentives received from vendors are accounted for as a reduction in the cost of inventory and are recognized when the inventory is sold.
The LIFO method was used to value approximately 67% and 80% of our inventories at March 31, 2014 and 2013. If we had used the FIFO method of inventory valuation, which approximates current replacement costs, inventories would have been approximately $431 million and $120 million higher than the amounts reported at March 31, 2014 and 2013, respectively. These amounts are equivalent to our LIFO reserves. Our LIFO valuation amount includes both pharmaceutical and non-pharmaceutical products. In 2014, 2013 and 2012, we recognized net LIFO expense of $311 million, $13 million and $11 million within our consolidated statements of operations. A LIFO expense is recognized when the net effect of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory exceeds the impact of price declines and shifts towards generic pharmaceuticals, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines and shifts towards generic pharmaceuticals exceeds the impact of price increases on branded pharmaceuticals and non-pharmaceutical products held in inventory.
We believe that the average inventory costing method provides a reasonable estimation of the current cost of replacing inventory (i.e., “market”). As such, our LIFO inventory is valued at the lower of LIFO or market. Primarily due to historical net deflation in our pharmaceutical inventories, pharmaceutical inventories at LIFO were $60 million higher than market as of March 31, 2013. As a result, we recorded a LCM credit of $60 million and $16 million in 2014 and 2013 within our consolidated statements of operations to adjust our LIFO inventories to market.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Shipping and Handling Costs: We include costs to warehouse, pick, pack and deliver inventory to our customers in selling, distribution and administrative expenses.
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
To estimate the fair value of our reporting units, we use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar businesses or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. In addition, we compare the aggregate of the reporting units’ fair value to the Company’s market capitalization as a further corroboration of the fair values. The testing requires a complex series of assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons and assessing risks. The use of alternative assumptions and estimates could affect the fair values and change the impairment determinations.
Intangible Assets: Currently all of our intangible assets are subject to amortization and are amortized based on the pattern of their economic consumption or on a straight-line basis over their estimated useful lives, ranging from one to thirty-eight years. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated future undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair market value.
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
Capitalized Software Held for Internal Use: We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over their estimated useful lives ranging from one to ten years. As of March 31, 2014 and 2013, capitalized software held for internal use was $514 million and $465 million, net of accumulated amortization of $1,004 million and $1,011 million, and was included in other assets in the consolidated balance sheets.
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
Revenues are recorded net of sales returns, allowances, rebates and other incentives. Our sales return policy generally allows customers to return products only if they can be resold for value or returned to suppliers for full credit. Sales returns are accrued based on estimates at the time of sale to the customer. Sales returns from customers were approximately $1.9 billion in 2014, $1.9 billion in 2013 and $1.6 billion in 2012. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
Revenues for our Distribution Solutions segment include large volume sales of pharmaceuticals primarily to a limited number of large customers who warehouse their own product. We order bulk product from the manufacturer, receive and process the product primarily through our central distribution facility and deliver the bulk product (generally in the same form as received from the manufacturer) directly to our customers’ warehouses. We also record revenues for direct store deliveries from most of these same customers. Direct store deliveries are shipments from the manufacturer to our customers of a limited category of products that require special handling. We assume the primary liability to the manufacturer for these products.
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
Our Distribution Solutions segment also engages in multiple-element arrangements, which may contain a combination of various products and services. Revenue from a multiple element arrangement is allocated to the separate elements based on their relative selling price and recognized in accordance with the revenue recognition criteria applicable to each element. Relative selling price is determined based on vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”), if VSOE of selling price is not available, or estimated selling price (“ESP”), if neither VSOE of selling price nor TPE is available.
Technology Solutions
Revenues for our Technology Solutions segment are generated primarily by licensing software and software systems (consisting of software, hardware and maintenance support), and providing claims processing, outsourcing and professional services. Software and hardware are included in product revenue, while maintenance support among other services are included in service revenue. Revenue for this segment is recognized as follows:
Software systems are marketed under information systems agreements as well as service agreements. Perpetual software arrangements are recognized at the time of delivery or under the percentage-of-completion method if the arrangements require significant production, modification or customization of the software. Contracts accounted for under the percentage-of-completion method are generally measured based on the ratio of labor hours incurred to date to total estimated labor hours to be incurred. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to earnings in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue.
Revenue from time-based software license agreements is recognized ratably over the term of the agreement. Software implementation fees are recognized as the work is performed or under the percentage-of-completion method. Maintenance and support agreements are marketed under annual or multi-year agreements and are recognized ratably over the period covered by the agreements. Hardware revenues are generally recognized upon delivery.
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
This segment engages in multiple-element arrangements, which may contain any combination of software, hardware, implementation or consulting services, or maintenance services. For multiple element arrangements that do not include software, revenue is allocated to the separate elements based on their relative selling price and recognized in accordance with the revenue recognition criteria applicable to each element. Relative selling price is determined based on VSOE of selling price if available, TPE, if VSOE of selling price is not available, or ESP if neither VSOE of selling price nor TPE is available. For multiple-element arrangements accounted for in accordance with specific software accounting guidance when some elements are delivered prior to others in an arrangement and VSOE of fair value exists for the undelivered elements, revenue for the delivered elements is recognized upon delivery of such items. The segment establishes VSOE for hardware and implementation and consulting services based on the price charged when sold separately, and for maintenance services, based on renewal rates offered to customers. Revenue for the software element is recognized under the residual method only when fair value has been established for all of the undelivered elements in an arrangement. If fair value cannot be established for any undelivered element, all of the arrangement’s revenue is deferred until the delivery of the last element or until the fair value of the undelivered element is determinable. For multiple-element arrangements with both software elements and nonsoftware elements, arrangement consideration is allocated between the software elements as a whole and nonsoftware elements.  The segment then further allocates consideration to the individual elements within the software group, and revenue is recognized for all elements under the applicable accounting guidance and our policies described above.
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
Supplier Reserves: We establish reserves against amounts due from suppliers relating to various price and rebate incentives, including deductions or billings taken against payments otherwise due to them. These reserve estimates are established based on judgment after considering the status of current outstanding claims, historical experience with the suppliers, the specific incentive programs and any other pertinent information available. We evaluate the amounts due from suppliers on a continual basis and adjust the reserve estimates when appropriate based on changes in factual circumstances. As of March 31, 2014 and 2013 supplier reserves were $181 million and $164 million. The ultimate outcome of any outstanding claims may be different than our estimate. All of the supplier reserves at March 31, 2014 and 2013 pertain to our Distribution Solutions segment.
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
Foreign Currency Translation: Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. Currency translation adjustments for the year are included in other comprehensive income or loss in the statements of consolidated comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. When we sell all or substantially all of an international entity, the related share of the cumulative currency translation adjustment is removed from stockholders’ equity and is included in the gain or loss on sale in the consolidated statements of operations. Realized gains and losses from currency exchange transactions are recorded in operating expenses in the consolidated statements of operations and were not material to our consolidated results of operations in 2014, 2013 or 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Derivative Financial Instruments: Derivative financial instruments are used principally in the management of foreign currency and interest rate exposures and are recorded on the consolidated balance sheets at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are included in other comprehensive income or loss in the statements of consolidated comprehensive income, and the cumulative effect is included in the stockholders’ equity section of the consolidated balance sheets. The cumulative changes in fair value are reclassed to the consolidated statements of operations when the hedged item affects earnings. We periodically evaluate hedge effectiveness, and ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the change included in earnings.
Comprehensive Income: Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive income consists of foreign currency translation adjustments from those subsidiaries where the local currency is the functional currency, unrealized gains and losses on cash flow hedges, as well as unrealized gains and losses on retirement-related benefit plans.
Noncontrolling Interests: Noncontrolling interests primarily represent the portion of Celesio’s profit or loss, net assets and comprehensive income that is not allocable to McKesson Corporation.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Business Combinations: We account for acquired businesses using the acquisition method of accounting, which requires that once control is obtained of a business, 100% of the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.
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
Recently Adopted Accounting Pronouncements
Comprehensive Income: In the first quarter of 2014, we adopted disclosure guidance related to the reporting of amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”). The guidance requires disclosure of amounts reclassified out of AOCI by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance did not have a material effect on our consolidated financial statements.
Balance Sheet Offsetting: In the first quarter of 2014, we adopted disclosure guidance related to the offsetting of assets and liabilities. The guidance requires an entity to disclose information about offsetting assets and liabilities for derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific GAAP criteria or subject to a master netting arrangement or similar agreement. The amended guidance did not have a material effect on our consolidated financial statements.
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
Discontinued Operations: In April 2014, amended guidance was issued for reporting of discontinued operations and disclosures of disposals of components.  The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation.  In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  The amended guidance is effective for us prospectively commencing in the first quarter of 2016.  Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

2.	Business Combinations
Fiscal 2014
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio AG (“Celesio”) and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the acquisition, our ownership of Celesio’s fully diluted common shares was 75.6% and, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet. The Acquisition was funded by utilizing a senior bridge loan, our existing accounts receivable sales facility and cash on hand. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company will be one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide.
Our acquisition of Celesio was consummated through a series of transactions:

•	129.3 million of common shares of Celesio were acquired from Franz Haniel & Cie. GmbH (“Haniel”) for cash consideration of €23.50 per common share or $4,128 million.

•
4,840 of the 7,000 convertible bonds issued by Celesio in the nominal aggregate amount of €350 million due in October 2014 (the “2014 Bonds”), and 2,180 of the 3,500 convertible bonds issued by Celesio in the nominal amount of €350 million due in April 2018 (the “2018 Bonds”) were acquired from Elliot International, L.P., The Liverpool Limited Partnership and Elliot Capital Advisers, L.P. (together, the “Elliot Group”) for cash consideration of $951 million. The 2,180 acquired 2018 Bonds were converted to 11.4 million common shares of Celesio.

•
303 of the 2014 Bonds and 216 of the 2018 Bonds were acquired in private transactions for cash consideration of $63 million. 139 of the acquired 2018 Bonds were converted to 0.7 million common shares of Celesio.

From February 7, 2014 through March 31, 2014, we converted our remaining 2014 Bonds and 2018 Bonds into 11.9 million of Celesio common shares.  Also during this time period, substantially all of the remaining 2014 Bonds and 2018 Bonds held by third parties were converted to 9 million of Celesio common shares valued at $313 million and approximately $30 million in cash.  At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares.
In accordance with a business combination agreement that we entered into with Celesio in January 2014, on February 28, 2014 and April 7, 2014 we launched voluntary public tender offers for the common shares of Celesio that remain outstanding for €23.50 per share. In April 2014, the last of these tender offers expired and we acquired 1 million of additional common shares. We also intend to enter into a domination and profit and loss transfer agreement, with Celesio as the dominated party, pursuant to Sections 291 et seq. of the German Stock Corporation Act (Aktiengesetz - AktG). Such a domination and profit and loss transfer agreement does not require any further regulatory approval.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, these amounts are subject to change within the measurement period as our fair value assessments are finalized.

(In millions)	Amounts Recognized as of Acquisition Date (Provisional)
Receivables	$3,425
Other current assets, net of cash and cash equivalents acquired	2,413
Goodwill	3,570
Intangible assets	3,018
Other long-term assets	1,272
Current liabilities	(4,096)
Short-term borrowings and current portion of long-term debt	(1,990)
Long-term debt	(322)
Other long-term liabilities	(1,293)
Fair value of net assets, less cash and cash equivalents	5,997
Less: Noncontrolling Interests	(1,500)
Net assets acquired, net of cash and cash equivalents	$4,497
Included in the purchase price allocation are acquired identifiable intangibles of $3,018 million, the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. Acquired intangibles primarily consist of $1,574 million of customer relationships, $1,202 million of pharmacy licenses and $172 million of trademarks. The estimated weighted average life of the customer relationships, pharmacy licenses, trademarks and total intangible assets are eleven years, twenty-six years, fourteen years and seventeen years.
The fair value of Celesio’s long-term debt was determined by quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance. The fair values of the conversion options on Celesio’s convertible bonds, which are classified as current liabilities, were determined by using an option pricing model that uses observable market data for all inputs, such as historical volatility of the Company’s common stock, risk-free interest rate and other factors that are considered to be Level 2 inputs under the fair value measurements and disclosure guidance.
The fair value of the noncontrolling interests on the date of acquisition of $1,500 million was made up of the following components:

(In millions)	Amounts Recognized as of Acquisition Date (Provisional)
Fair value of Celesio common shares not acquired by McKesson	$1,412
Fair value of Celesio’s previously existing noncontrolling interests	88
Total	$1,500
The fair value of the noncontrolling interests for the Celesio common shares that were not acquired by McKesson was determined by a quoted market price that is considered to be a Level 1 input under the fair value measurements and disclosure guidance.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The excess of the purchase price and the noncontrolling interests over the fair value of the acquired net assets has been allocated to goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. Most of the goodwill is not expected to be deductible for tax purposes.
Financial results for Celesio since the acquisition date are included in the results of operations for the fourth quarter and year ended March 31, 2014 within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment. Celesio contributed $4.8 billion of revenues and immaterial net earnings from the date of the acquisition through March 31, 2014.
The following table provides pro forma results of operations for the years ended March 31, 2014 and March 31, 2013, as if Celesio had been acquired as of April 1, 2012. The pro forma results include the effect of preliminary purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets, financing costs, and related income tax expense. These adjustments are subject to change within the measurement period as our fair values assessments are finalized. The pro forma results do not reflect any material cost of integration activities or benefits that may result from synergies that may be derived from any integration activities. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the date indicated or which may occur in the future.

	Unaudited pro forma for the
	Years Ended March 31,
(In millions)	2014	2013
Net revenues	$161,483	$150,395
Net income from continuing operations attributable to McKesson (1)	$1,493	$1,202

(1)
Includes $89 million of after-tax acquisition-related expenses and a $28 million after-tax charge associated with our portion of the reversal of a step-up to fair value of Celesio’s inventory at the date of acquisition.  These expenses were incurred in 2014; for pro forma purposes, they are allocated to 2013.

Refer to Financial Note 14, “Debt and Financing Activities,” for additional information on the assumption and extinguishment of acquired debt and long-term debt issued to fund a portion of this acquisition.
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
Included in the purchase price allocation are acquired identifiable intangibles of $568 million, the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. Acquired intangibles primarily consist of $539 million of customer lists and $15 million of trademarks and trade names. The estimated weighted average lives of the customer lists, trademarks and trade names and total intangible assets are nine years, two years and nine years. The fair values of the debt acquired was determined using quoted market prices and other inputs that were derived from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance. Refer to Financial Note 14, “Debt and Financing Activities,” for additional information on the assumption and redemption of acquired debt and long-term debt issued to fund a portion of this acquisition. The excess of the purchase price over the net tangible and intangible assets of approximately $1,149 million was recorded as goodwill, which primarily reflects the expected future benefits to be realized upon integrating the business. Most of the goodwill is not expected to be deductible for tax purposes.
Financial results for PSS World Medical since the acquisition date are included in the results of operations within our Medical-Surgical distributions and services business, which is part of our Distribution Solutions segment beginning in the fourth quarter of 2013.

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

We incurred the following acquisition expenses and related adjustments:

	Years Ended March 31,
(In millions)	2014	2013	2012
Cost of Sales	$3	$—	$—
Operating Expenses
Transaction closing expenses	39	16	3
Restructuring, severance and relocation	43	30	3
Other integration related expenses	73	25	20
Gain on business combination	—	(81)	—
Total	155	(10)	26
Other Income, Net	14	—	—
Interest Expense - bridge loan fees	46	11	—
Total Acquisition Expenses and Related Adjustments	$218	$1	$26
The acquisition expenses and related adjustments by segment is as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Cost of Sales - Technology Solutions	$3	$—	$—
Operating Expenses
Distribution Solutions	119	47	24
Technology Solutions	15	7	1
Corporate	21	(64)	1
Total	155	(10)	26
Corporate - Other Income, Net	14	—	—
Corporate - Interest Expense	46	11	—
Total Acquisition Expenses and Related Adjustments	$218	$1	$26
Acquisition expenses and related adjustments incurred in 2014 were primarily related to our acquisition of Celesio and the integration of PSS World Medical. Related expenses for 2013 primarily pertained to our acquisition of PSS World Medical and our gain on business combination from our acquisition of the remaining 50% ownership interest in our corporate headquarters building, and for 2012 were primarily incurred to integrate a 2011 acquisition. Additional acquisition-related expenses are expected to be incurred as we integrate our acquired businesses.
Goodwill recognized for our business acquisitions is generally not expected to be deductible for tax purposes. However, if we acquire the assets of a company, the goodwill may be deductible for tax purposes. For all acquisitions other than Celesio, the pro forma results of operations for our business acquisitions, and the results of operations for these acquisitions since the acquisition date have not been presented because the effects were not material to the consolidated financial statements on either an individual or an aggregate basis.

3.	Discontinued Operations
In 2014, we committed to a plan to sell our International Technology and our Hospital Automation businesses from our Technology Solutions segment and certain businesses from our Distribution Solutions segment. The results of operations and cash flows for these businesses are classified as discontinued operations for the years ended March 31, 2014, 2013 and 2012 in our consolidated financial statements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

During the third quarter of 2014, we recorded an $80 million pre-tax ($80 million after-tax) non-cash impairment charge to reduce the carrying value of our International Technology business to its estimated net realizable value (fair value less costs to sell). The charge was primarily the result of the terms of the preliminary purchase offers received for this business during the third quarter of 2014. The impairment charge was primarily attributed to goodwill and other long-lived assets and as a result, there was no tax benefit associated with this charge. The ultimate selling price of our International Technology business may be higher or lower than our current assessment of fair value.
During the third quarter of 2014, we sold our Hospital Automation business for net cash proceeds of $55 million and recorded a pre-tax and after-tax loss of $5 million and $7 million.
A summary of results of discontinued operations is as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Revenues	$421	$386	$413

Income (loss) from discontinued operations	$(102)	$(9)	$26
Loss on sale	(5)	—	—
Income (loss) from discontinued operations before income tax	(107)	(9)	26
Income tax (expense) benefit	11	—	(2)
Income (loss) from discontinued operations, net of tax	$(96)	$(9)	$24
The assets and liabilities of our discontinued operations were classified as held-for-sale effective June 30, 2013. All applicable assets of the businesses to be sold are included under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other accrued liabilities” within our consolidated balance sheet at March 31, 2014. The carrying values of the assets and liabilities classified as held-for-sale were $267 million and $248 million at March 31, 2014.

4.	Asset Impairments and Product Alignment Charges
In 2014, 2013 and 2012, we recorded asset impairments and product alignment charges of $57 million, $46 million and $51 million in our Technology Solutions segment.
Fiscal 2014
During the third quarter of 2014, our Technology Solutions segment recorded pre-tax charges totaling $57 million. These charges primarily consist of $35 million of product alignment charges, $15 million of integration-related expenses and $7 million of reduction-in-workforce severance charges. Included in the total charge was $35 million for severance for employees primarily in our research and development, customer services and sales functions, and $15 million for asset impairments which primarily represents the write-off of deferred costs related to a product that will no longer be developed. Charges were recorded in our consolidated statement of operations as follows: $34 million in cost of sales and $23 million in operating expenses.
Fiscal 2013
During the fourth quarter of 2013, we recorded $46 million of non-cash pre-tax impairment charges. These charges were the result of a significant decrease in estimated revenues for a software product. The charge included a $36 million goodwill impairment to reduce the carrying value of goodwill within the applicable reporting unit to its implied fair value. In addition, the goodwill had a nominal tax basis. This impairment charge was recorded in operating expenses within our consolidated statement of operations. Refer to Financial Note 19, “Fair Value Measurements,” for more information on this nonrecurring fair value measurement. The balance of the charge represents a $10 million impairment to reduce the carrying value of the unamortized capitalized software held for sale costs for this product to its net realizable value. We concluded that the estimated future undiscounted revenues, net of estimated related costs, were insufficient to recover its carrying value. This impairment charge was recorded in cost of sales within our consolidated statement of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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

5.	Impairment and Sale of an Equity Investment
During 2013, we committed to a plan to sell our 49% equity interest in Nadro, S.A. de C.V. (“Nadro”) and in the fourth quarter of 2013 recorded a pre-tax impairment charge of $191 million reducing the investment’s carrying value to its estimated fair value. The charge reflected deterioration in Nadro’s market position, projected lower revenue growth rates and operating margins and continued business challenges in the wholesale pharmaceutical distribution business in Mexico. Cumulative foreign currency translation losses of $69 million were included in the assessment of the investment’s carrying value for purposes of calculating the impairment charge. Cumulative foreign currency translation losses (net of tax), were included in Accumulated Other Comprehensive Income on our consolidated balance sheet at March 31, 2013. The impairment charge was recorded in impairment of an equity investment in the consolidated statements of operations within our Distribution Solutions segment. Refer to Financial Note 19, “Fair Value Measurements,” for more information on this fair value measurement.
In September 2013, we completed the sale of our 49% equity interest in Nadro which resulted in no material gain or loss. Under the terms of the agreement, we received $41 million in total cash consideration. There was no material gain or loss on the disposition based on the adjusted net realizable value of the investment at the time of the sale. Prior to the sale, our investment in Nadro was accounted for under the equity method of accounting within our Distribution Solutions segment.

6.	Share-Based Compensation
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
The compensation expense recognized has been classified in the consolidated statements of operations or capitalized in the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in 2014, 2013 and 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Impact on Net Income
The components of share-based compensation expense and related tax benefits are as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
RSUs (1)	$88	$109	$97
PeRSUs (2)	38	23	24
Stock options	22	24	23
Employee stock purchase plan	12	11	10
Share-based compensation expense	160	167	154
Tax benefit for share-based compensation expense (3)	(55)	(59)	(55)
Share-based compensation expense, net of tax	$105	$108	$99

(1)	This expense was primarily the result of PeRSUs awarded in prior years, which converted to RSUs due to the attainment of goals during the applicable years’ performance period.

(2)	Represents estimated compensation expense for PeRSUs that are conditional upon attaining performance objectives during the current year’s performance period.

(3)	Income tax benefit is computed using the tax rates of applicable tax jurisdictions. Additionally, a portion of pre-tax compensation expense is not tax-deductible.
Stock Plans
In July 2013, our stockholders approved the 2013 Stock Plan to replace the 2005 Stock Plan. These stock plans provide our employees, officers and non-employee directors the opportunity to receive equity-based, long-term incentives in the form of stock options, restricted stock, RSUs, PeRSUs and other share-based awards. The 2013 Stock Plan reserves 30.0 million shares plus the remaining number of shares reserved but unused under the 2005 Stock Plan. As of March 31, 2014, 33.6 million shares remain available for future grant under the 2013 Stock Plan.
Stock Options
Stock options are granted at no less than fair market value, and those options granted under the 2013 Stock Plan generally have a contractual term of seven years and follow a four-year vesting schedule.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Weighted-average assumptions used to estimate the fair value of employee stock options were as follows:

	Years Ended March 31,
	2014	2013	2012
Expected stock price volatility	22%	27%	27%
Expected dividend yield	0.7%	0.9%	1.0%
Risk-free interest rate	0.7%	0.8%	2.1%
Expected life (in years)	4	5	5
The following is a summary of stock options outstanding at March 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options Outstanding at Year End (In millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable at Year End (In millions)	Weighted- Average Exercise Price
$35.53	–	$69.00	3	2	$55.70	2	$53.76
69.01	–	169.44	3	5	96.35	1	84.81
			6			3
The following table summarizes stock option activity during 2014:

(In millions, except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
Outstanding, March 31, 2013	7	$65.79	4	$260
Granted	1	120.79
Exercised	(2)	56.74
Outstanding, March 31, 2014	6	$78.07	4	$473

Vested and expected to vest (1)	5	$77.27	4	$472
Vested and exercisable, March 31, 2014	3	61.07	3	281

(1)	The number of options expected to vest takes into account an estimate of expected forfeitures.

(2)	The intrinsic value is calculated as the difference between the period-end market price of the Company’s common stock and the exercise price of “in-the-money” options.
The following table provides data related to stock option activity:

	Years Ended March 31,
(In millions, except per share data)	2014	2013	2012
Weighted-average grant date fair value per stock option	$21.45	$19.63	$20.32
Aggregate intrinsic value on exercise	$144	$107	$108
Cash received upon exercise	$111	$106	$113
Tax benefits realized related to exercise	$55	$41	$40
Total fair value of stock options vested	$24	$24	$23
Total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized, pre-tax	$29	$37	$40
Weighted-average period in years over which stock option compensation cost is expected to be recognized	1	1	1

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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
Non-employee directors receive an annual grant of RSUs, which vest immediately and are expensed upon grant. The director may choose to receive payment immediately or defer receipt of the underlying shares if they meet director stock ownership guidelines. At March 31, 2014, 150,000 RSUs for our directors are vested.
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
The following table summarizes RSU activity during 2014:

(In millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, March 31, 2013	6	$76.20
Granted	1	120.63
Vested	(3)	67.32
Nonvested, March 31, 2014	4	$93.25
The following table provides data related to RSU activity:

	Years Ended March 31,
(In millions)	2014	2013	2012
Total fair value of shares vested	$184	$66	$44
Total compensation cost, net of estimated forfeitures, related to nonvested RSU awards not yet recognized, pre-tax	$115	$128	$143
Weighted-average period in years over which RSU cost is expected to be recognized	2	2	3
In May 2013, the Compensation Committee approved 1 million PeRSU target share units representing the base number of awards that could be granted, if goals are attained, and would be granted in the first quarter of 2014 (the “2014 PeRSU”). These target share units are not included in the table above as they have not been granted in the form of RSUs. As of March 31, 2014, the total pre-tax compensation expense, net of estimated forfeitures, related to nonvested 2014 PeRSUs not yet recognized was approximately $121 million, (based on the period-end market price of the Company’s common stock) and the weighted-average period over which the cost is expected to be recognized is three years.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Employee Stock Purchase Plan (“ESPP”)
The Company has an ESPP under which 21 million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The deductions occur over three-month purchase periods and the shares are then purchased at 85% of the market price at the end of each purchase period. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The 15% discount provided to employees on these shares is included in compensation expense. The shares related to funds outstanding at the end of a quarter are included in the calculation of diluted weighted average shares outstanding. These amounts have not been significant. Shares issued under the ESPP in 2014, 2013 and 2012 were nil, 1 million and 1 million. At March 31, 2014, 5 million shares remain available for issuance.

7.	Other Income, Net

	Years Ended March 31,
(In millions)	2014	2013	2012
Interest income	$23	$22	$19
Equity in earnings (loss), net (1)	(3)	3	9
Other, net	12	9	(8)
Total	$32	$34	$20

(1)	Primarily recorded within our Distribution Solutions segment.

8.	Income Taxes

	Years Ended March 31,
(In millions)	2014	2013	2012
Income from continuing operations before income taxes
U.S.	$1,554	$1,562	$1,293
Foreign	542	366	600
Total income from continuing operations before income taxes	$2,096	$1,928	$1,893
Income tax expense related to continuing operations consists of the following:

	Years Ended March 31,
(In millions)	2014	2013	2012
Current
Federal	$484	$(84)	$265
State	64	14	51
Foreign	178	40	28
Total current	726	(30)	344

Deferred
Federal	24	538	132
State	10	80	29
Foreign	(18)	(7)	9
Total deferred	16	611	170
Income tax expense	$742	$581	$514

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Income tax expense included $94 million of net discrete tax expense in 2014, and $29 million and $66 million of net discrete tax benefit in 2013 and 2012. Discrete tax expense for 2014 primarily related to a $122 million charge regarding an unfavorable decision from the Tax Court of Canada with respect to transfer pricing issues. Included in the 2012 discrete tax benefit is a $31 million credit to income tax expense as a result of the reversal of an unrecognized tax benefit relating to our AWP litigation. The 2013 federal and state current income tax expense reflects the utilization of alternative minimum tax credit carryforwards.
We have received reassessments from the Canada Revenue Agency (“CRA”) for a total of $219 million related to a transfer pricing matter impacting years 2003 through 2009. We previously appealed the reassessment for 2003 to the Tax Court of Canada and have filed a notice of objection for 2004 through 2009. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the reassessment with respect to 2003. On January 10, 2014, we filed a Notice of Appeal to the Federal Court of Appeal in response to the judgment of the Tax Court of Canada. As a result of the unfavorable Tax Court Decision relating to 2003, we recognized a discrete tax expense of $122 million in the third quarter of 2014, which includes tax and interest, for the years 2003 through 2013. The ultimate resolution of these issues could result in an increase or decrease to income tax expense.
We have received tax assessments of $98 million from the U.S. Internal Revenue Service (“IRS”) relating to 2003 through 2006. We are pursuing administrative relief through the appeals process. We continue to believe in the merits of our tax positions and that we have adequately provided for any potential adverse results relating to these examinations in our financial statements.
The IRS is currently examining our U.S. corporation income tax returns for 2007 through 2009. The CRA is currently examining our Canadian income tax returns for 2010 through 2013. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.
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
The reconciliation between our effective tax rate on income from continuing operations and statutory tax rate is as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Income tax expense at federal statutory rate	$734	$670	$670
State income taxes net of federal tax benefit	57	58	56
Foreign income taxed at various rates	(166)	(136)	(174)
Canadian litigation	122	—	—
Unrecognized tax benefits and settlements	(6)	1	(18)
Tax credits	(6)	(13)	(13)
Other, net	7	1	(7)
Income tax expense	$742	$581	$514
At March 31, 2014 undistributed earnings of our foreign operations totaling $4.2 billion were considered to be permanently reinvested. No deferred tax liability has been recognized on the basis difference created by such earnings since it is our intention to utilize those earnings in the foreign operations as well as to fund certain research and development activities for an indefinite period of time. The determination of the amount of deferred taxes on these earnings is not practicable because the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Deferred tax balances consisted of the following:

	March 31,
(In millions)	2014	2013
Assets
Receivable allowances	$106	$84
Deferred revenue	136	106
Compensation and benefit related accruals	641	553
Net operating loss and credit carryforwards	430	341
Other	289	281
Subtotal	1,602	1,365
Less: valuation allowance	(270)	(118)
Total assets	1,332	1,247
Liabilities
Inventory valuation and other assets	(2,163)	(2,089)
Fixed assets and systems development costs	(321)	(267)
Intangibles	(1,531)	(734)
Other	(118)	(24)
Total liabilities	(4,133)	(3,114)
Net deferred tax liability	$(2,801)	$(1,867)

Current net deferred tax asset	$51	$16
Current net deferred tax liability	(1,588)	(1,626)
Long-term deferred tax asset	19	21
Long-term deferred tax liability	(1,283)	(278)
Net deferred tax liability	$(2,801)	$(1,867)
We assess the available positive and negative evidence to determine whether deferred tax assets are more likely than not to be realized.  As a result of this assessment, valuation allowances have been recorded on certain deferred tax assets in various tax jurisdictions.  The increase in valuation allowances in the current year relate primarily to net operating losses incurred in certain tax jurisdictions for which no tax benefit was recognized and deferred tax assets that were acquired as part of the Celesio acquisition which are not more likely than not to be realized.
We have federal, state and foreign net operating loss carryforwards of $53 million, $2,524 million and $935 million. The federal and state net operating losses will expire at various dates from 2015 through 2034. Substantially all of our foreign net operating losses have indefinite lives. In addition, we have Canadian research and development credit carryforwards of $11 million, and we believe it is more likely than not that these credits will be realized. The Canadian research and development credits will expire at various dates from 2029 to 2034.
The following table summarizes the activity related to our gross unrecognized tax benefits for the last three years:

	Years Ended March 31,
(In millions)	2014	2013	2012
Unrecognized tax benefits at beginning of period	$560	$595	$635
Additions based on tax positions related to prior years	106	46	11
Reductions based on tax positions related to prior years	(31)	(108)	(72)
Additions based on tax positions related to current year	23	31	37
Reductions based on settlements	(4)	(2)	(1)
Reductions based on the lapse of the applicable statutes of limitations	(7)	(2)	(15)
Unrecognized tax benefits at end of period	$647	$560	$595

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Of the total $647 million in unrecognized tax benefits at March 31, 2014, $490 million would reduce income tax expense and the effective tax rate if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $230 million. However, this amount may change because we continue to have ongoing negotiations with various taxing authorities throughout the year.
We report interest and penalties on unrecognized tax benefits as income tax expense. In 2014 and 2013, we recognized income tax expense of $48 million and a reduction to income tax expense of $8 million, related to interest and penalties in our consolidated statements of operations. The income tax expense for interest and penalties recognized in 2014 was primarily due to the additional interest resulting from the increase of our Canadian gross unrecognized tax benefits. The reduction to income tax expense in 2013 was primarily due to the reversal of accrued interest resulting from the reduction of our gross unrecognized tax benefits. At March 31, 2014 and 2013, we had $179 million and $131 million, accrued for the payment of interest and penalties on unrecognized tax benefits.

9.	Earnings Per Common Share
Basic earnings per common share attributable to McKesson are computed by dividing net income attributable to McKesson by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.
The computations for basic and diluted earnings per common share are as follows:

	Years Ended March 31,
(In millions, except per share amounts)	2014	2013	2012
Income from continuing operations	$1,354	$1,347	$1,379
Net loss attributable to noncontrolling interests	5	—	—
Income from continuing operations attributable to McKesson	1,359	1,347	1,379
Income (loss) from discontinued operations, net of tax	(96)	(9)	24
Net income attributable to McKesson	$1,263	$1,338	$1,403

Weighted average common shares outstanding:
Basic	229	235	246
Effect of dilutive securities:
Options to purchase common stock	1	1	2
Restricted stock units	3	3	3
Diluted	233	239	251

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$5.83	$5.62	$5.49
Discontinued operations	(0.42)	(0.03)	0.10
Total	$5.41	$5.59	$5.59
Basic
Continuing operations	$5.93	$5.74	$5.60
Discontinued operations	(0.42)	(0.03)	0.10
Total	$5.51	$5.71	$5.70

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities primarily include outstanding stock options, RSUs and PeRSUs. Approximately 2 million, 2 million and 4 million of potentially dilutive securities were excluded from the computations of diluted net earnings per common share in 2014, 2013 and 2012, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

10.	Receivables, Net

	March 31,
(In millions)	2014	2013
Customer accounts	$12,543	$8,683
Other	1,780	1,423
Total	14,323	10,106
Allowances	(130)	(131)
Net	$14,193	$9,975
Other receivables primarily include amounts due from suppliers and customer unbilled receivables. The allowances are primarily for estimated uncollectible accounts.

11.	Property, Plant and Equipment, Net

	March 31,
(In millions)	2014	2013
Land	$221	$129
Building, machinery, equipment and other	3,180	2,400
Total property, plant and equipment	3,401	2,529
Accumulated depreciation	(1,179)	(1,208)
Property, plant and equipment, net	$2,222	$1,321

12.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2012	$3,190	$1,842	$5,032
Goodwill acquired	1,228	193	1,421
Impairment	—	(36)	(36)
Acquisition accounting and other adjustments	6	(1)	5
Foreign currency translation adjustments	(11)	(6)	(17)
Balance, March 31, 2013	$4,413	$1,992	$6,405
Goodwill acquired	3,649	—	3,649
Amount reclassified to assets held-for-sale	(1)	(127)	(128)
Acquisition accounting, transfers and other adjustments	13	(12)	1
Foreign currency translation adjustments, net	4	(4)	—
Balance, March 31, 2014	$8,078	$1,849	$9,927
As of March 31, 2014 and 2013, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding intangible assets is as follows:

	March 31, 2014				March 31, 2013
(Dollars in millions)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	10	$3,384	$(863)	$2,521	$1,761	$(672)	$1,089
Service agreements	16	995	(173)	822	1,018	(114)	904
Pharmacy licenses	26	1,219	(11)	1,208	—	—	—
Trademarks and trade names	15	371	(59)	312	208	(46)	162
Technology	3	219	(173)	46	271	(207)	64
Other	5	165	(52)	113	89	(38)	51
Total		$6,353	$(1,331)	$5,022	$3,347	$(1,077)	$2,270
Amortization expense of intangible assets was $319 million, $215 million and $191 million for 2014, 2013 and 2012. Estimated annual amortization expense of intangible assets is as follows: $469 million, $509 million, $465 million, $461 million and $445 million for 2015 through 2019, and $2,673 million thereafter. All intangible assets were subject to amortization as of March 31, 2014 and 2013.

13.	Capitalized Software Held for Sale, Net
Changes in the carrying amount of capitalized software held for sale, net, which is included in other assets in the consolidated balance sheets, were as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Balance, at beginning of period	$126	$144	$152
Amounts capitalized	40	49	47
Amortization expense	(50)	(56)	(53)
Impairment charges	(12)	(10)	—
Foreign currency translations adjustments, net	(1)	(1)	(2)
Balance, at end of period	$103	$126	$144
Additionally, third party royalty fees paid were $91 million, $88 million and $95 million during 2014, 2013 and 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

14.	Debt and Financing Activities
Information regarding long-term debt is as follows:

	March 31,
(In millions)	2014	2013
Denominated in U.S. Dollars
6.50% Notes due February 15, 2014	$—	$350
Floating Rate Notes due September 10, 2015	400	—
0.95% Notes due December 4, 2015	499	499
3.25% Notes due March 1, 2016	599	599
5.70% Notes due March 1, 2017	500	500
1.29% Notes due March 10, 2017	700	—
1.40% Notes due March 15, 2018	499	499
7.50% Notes due February 15, 2019	349	349
2.28% Notes due March 15, 2019	1,100	—
4.75% Notes due March 1, 2021	598	598
2.70% Notes due December 15, 2022	400	400
2.85% Notes due March 15, 2023	400	400
3.80% Notes due March 15, 2024	1,100	—
7.65% Debentures due March 1, 2027	175	175
6.00% Notes due March 1, 2041	493	493
4.88% Notes due March 15, 2044	800	—
Other	27	11
Denominated in Euro and other foreign currencies
4.00% Bonds due October 18, 2016	507	—
4.50% Bonds due April 26, 2017	737	—
Promissory Notes	297	—
Bank liabilities and other	193	—
Total debt	10,373	4,873
Less current portion	(1,424)	(352)
Total long-term debt	$8,949	$4,521
Senior Bridge Term Loan Facilities
In connection with our acquisition of Celesio, in January 2014, we entered into a $5.5 billion 364‑day unsecured Senior Bridge Term Loan Agreement (the “2014 Bridge Loan”) under terms substantially similar to those in our existing revolving credit facility. On February 4, 2014, we borrowed $4,957 million under this facility, with such proceeds and cash on hand used to fund the acquisition of Celesio. On March 10, 2014, we repaid $4,076 million of the 2014 Bridge Loan borrowings with funds obtained from the issuance of long-term debt. On March 11, 2014, we repaid the remaining balance of the 2014 Bridge Loan borrowings using funds drawn on our Accounts Receivable Sales Facility and cash on hand. On April 30, 2014, the commitments under the 2014 Bridge Loan automatically terminated upon the settlement of the tender offers for the remaining common shares of Celesio. During the time it was outstanding, the 2014 Bridge Loan borrowings bore interest at 1.39% per annum, based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Interest expense for 2014 included a total of $46 million of fees related to the 2014 Bridge Loan and a bridge loan agreement entered into during the third quarter of 2014 in anticipation of an earlier acquisition of Celesio.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In connection with our acquisition of PSS World Medical, in December 2012 we entered into a $2.1 billion unsecured Senior Bridge Term Loan Agreement (“2013 Bridge Loan”). In February 2013, we reduced the 2013 Bridge Loan commitment to $900 million. On February 22, 2013, we borrowed $900 million under the 2013 Bridge Loan, with such proceeds and cash on hand were used to redeem the assumed debt from PSS World Medical and pay the equity shareholders of PSS World Medical. On March 8, 2013, we repaid the 2013 Bridge Loan borrowings with funds obtained from the issuance of long-term debt and the bridge loan agreement was subsequently terminated. During the time it was outstanding, the 2013 Bridge Loan borrowings bore interest at 1.20% per annum, based on the London Interbank Offered Rate plus a margin based on the Company’s credit rating. Interest expense for 2013 included $11 million of fees related to the 2013 Bridge Loan.
Celesio Debt
Upon the acquisition of Celesio, as required, we consolidated Celesio’s outstanding debt arrangements:

•
Accounts receivable factoring facility arrangements with a committed balance of $308 million. Transactions under these facilities are accounted for as secured borrowings with interest rates ranging 1.33% to 2.31%. These facilities will expire through September 2015 and Celesio may renew certain facilities before their expiration. Between February 7, 2014 and March 31, 2014, Celesio borrowed and repaid $570 million and $575 million under these facilities. At March 31, 2014, there were $246 million in secured borrowings and related securitized accounts receivable outstanding under these facilities, which were included in short-term borrowings and receivables in the consolidated balance sheets.

•
Bilateral credit lines with a total committed balance of $1,662 million. As of March 31, 2014, there were $100 million and $88 million in outstanding short-term and long-term borrowings with interest payable monthly and principal payments due through October 31, 2023. The outstanding long-term borrowings are included in the caption “Bank liabilities and other” within the long-term debt table. Bank liabilities also include Celesio’s $100 million term loan outstanding as of March 31, 2014, with a current variable interest rate of 2.35% and principal repayments due through December 15, 2019. Celesio also has a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018. Borrowings under this credit facility bear interest based on the Euro Interbank Offered Rate plus an agreed margin. From February 7, 2014 through March 31, 2014, there were no amounts outstanding under this credit facility.

•
Convertible bonds consisting of 1,857 of 2014 Bonds and 1,104 of 2018 Bonds held by third parties as of the Acquisition date, totaling $344 million as of the Acquisition date. As previously disclosed in Financial Note 2, “Business Combinations,” these bonds were either converted to Celesio common shares or redeemed in cash between February 7, 2014 and March 31, 2014. At March 31, 2014, a total of $5 million of 2014 Bonds and 2018 Bonds were outstanding and included in the caption “Bank liabilities and other” within the long-term debt table.

•
Promissory notes, with interest rates ranging from 1.23% to 5.35%, original maturities of 4-7 years and are due through June 17, 2019. At March 31, 2014, $297 million of promissory notes were outstanding.

•
Corporate bonds consisting of 4.00% bonds due October 18, 2016 and 4.50% bonds due April 26, 2017. Interest on these bonds is due annually each year. At March 31, 2014, $507 million and $737 million of the 4.00% and 4.50% bonds, for a total of $1,244 million, were outstanding. According to certain terms and conditions of these bonds effective May 7, 2014 bondholders have the option to ask for repayment of the bonds at par value plus accrued interest.   If bondholders do not exercise this option by May 19, 2014, the bonds will remain outstanding until their respective maturity dates. Accordingly, as at March 31, 2014, these bonds have been classified as a current liability.   As of May 7, 2014, the fair value of these bonds of $1,272 million was more than their par value of $1,184 million.

PSS World Medical Debt
Upon our purchase of PSS World Medical in February 2013, we assumed the outstanding debt of PSS World Medical. Prior to our acquisition, PSS World Medical called for redemption of all of its outstanding 6.375% Senior Notes due 2022. Due to the change in control provisions of the 3.125% Senior Convertible Notes due 2014, the notes were convertible to cash at the option of the note holders. All the note holders opted to receive cash. In the fourth quarter of 2013, we redeemed both of these notes, including accrued interest for $643 million using cash on hand and borrowings under our 2013 PSS Bridge Loan.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Long-Term Debt
In connection with the acquisition of Celesio, on March 5, 2014, we issued floating rate notes (“Floating Rate Notes”) due September 10, 2015 in an aggregate principal amount of $400 million, 1.29% notes due March 10, 2017 in an aggregate principal amount of $700 million (“2017 Notes”), 2.28% notes due March 15, 2019 in an aggregate principal amount of $1,100 million (“2019 Notes”), 3.80% notes due March 15, 2024 in an aggregate principal amount of $1,100 million (“2024 Notes”) and 4.88% notes due March 15, 2044 in an aggregate principal amount of $800 million (“2044 Notes”). The Floating Rate Notes bear interest at a floating rate equal to the three-month London Interbank Offered Rate plus 0.40% (0.64% at March 31, 2014) with interest payable quarterly on March 10, June 10, September 10 and December 10 of each year, beginning on June 10, 2014. Interest on the 2017 Notes is payable on March 10 and September 10 of each year, beginning on September 10, 2014. Interest on the 2019 Notes, the 2024 Notes and the 2044 Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2014. We utilized net proceeds, after discounts and offering expenses of $4,068 million from the issuance of these notes (each note constitutes a “Series”) to repay borrowings under the 2014 Bridge Loan.
On March 8, 2013, we issued 1.40% notes due March 15, 2018 in an aggregate principal amount of $500 million and 2.85% notes due March 15, 2023 in an aggregate principal amount of $400 million. Interest on these notes is payable on March 15 and September 15 of each year beginning on September 15, 2013. We utilized net proceeds, after discounts and offering expenses of $891 million from the issuance of these notes (each note constitutes a “Series”) to repay borrowings under the 2013 Bridge Loan.
On December 4, 2012, we issued 0.95% notes due December 4, 2015 in an aggregate principal amount of $500 million (“2015 Notes”) and 2.70% notes due December 15, 2022 in an aggregate principal amount of $400 million (“2022 Notes”). Interest on the 2015 Notes is payable on June 4 and December 4 of each year beginning on June 4, 2013 and on the 2022 Notes is payable on June 15 and December 15 of each year beginning on June 15, 2013. We utilized net proceeds, after discounts and offering expenses, of $892 million from the issuance of these notes (each note constitutes a “Series”) for general corporate purposes and replenishing working capital that was used to repay long-term debt that matured.
Each Series constitutes an unsecured and unsubordinated obligation of the Company and ranks equally with all of the Company’s existing and future unsecured and unsubordinated indebtedness outstanding from time-to-time. Each Series is governed by materially similar indentures and officers’ certificate specifying certain terms of each Series.
With the exception of the Floating Rate Notes, upon 30 days notice to holders of a Series, we may redeem that Series at any time prior to maturity, in whole or in part, for cash at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture and officers’ certificate relating to that Series. In the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of a Series below an investment grade rating by each of Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, an offer must be made to purchase that Series from the holders at a price in cash equal to 101% of the then outstanding principal amount of that Series, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture and the related officers’ certificate for each Series, subject to the exceptions and in compliance with the conditions as applicable, specify that we may not incur liens, enter into sale and leaseback transactions or consolidate, merge or sell all or substantially all of our assets. The indentures also contain customary events of default provisions.
We repaid our $350 million 6.50% Notes due February 15, 2014 and our $500 million 5.25% Notes due March 1, 2013, at maturity.
Scheduled future payments of long-term debt are $1,424 million in 2015, $1,535 million in 2016, $1,277 million in 2017, $520 million in 2018, $1,485 million in 2019 and $4,132 million thereafter.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accounts Receivable Sales Facility
We have an Accounts Receivable Sales facility (the “Facility”) with a committed balance of $1.35 billion, although from time-to-time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. Prior to the Celesio acquisition, we amended the Facility to extend the term for an additional year, increased the maximum debt to capital ratio from 56.5% to 65% and added an extended cure period with respect to defaults under the facility relating to Celesio. The Facility will expire in November 2014 and we anticipate renewing the Facility before its expiration.
In 2014, 2013 and 2012, we borrowed $550 million $1,325 million and $400 million under the Facility and we repaid $550 million, $1,725 million and nil. At March 31, 2014 and March 31, 2013, there were no secured borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At March 31, 2014 and March 31, 2013, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Prior to the Celesio acquisition, we amended this facility to increase the maximum debt to capital ratio from 56.5% to 65%, and added an extended cure period with respect to defaults under the credit facility relating to Celesio. Borrowings under this renewed credit facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this credit facility during 2014, 2013 and 2012. As of March 31, 2014 and 2013, there were no borrowings outstanding under this credit facility.
Commercial Paper
There were no commercial paper issuances during 2014, 2013 and 2012 and no amounts outstanding at March 31, 2014 and 2013.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal debt covenant is our U. S. dollar denominated debt to capital ratio under our $1.3 billion unsecured revolving credit facility, which cannot exceed 65%. For the purpose of calculating this ratio, borrowings under the $1.35 billion Accounts Receivable Sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of March 31, 2014, we were in compliance with our financial covenants.

15.	Variable Interest Entities
Consolidated Variable Interest Entities
We consolidate VIE’s when we have the power to direct the activities that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses or right to receive benefits of the entity, and as a result we are considered to be the primary beneficiary of these entities. In addition to the consolidation of certain VIEs in our specialty health practices, as a result of our acquisition of Celesio, we have interests in seven new consolidated VIE’s. These Celesio VIEs are single-lessee leasing entities in which Celesio as the lessee has the majority of the risk of the leased assets through the minimum lease payments owed by Celesio to the VIEs. As a result of absorbing this risk, the leases provide Celesio with power over the operations of the leased properties as well as the obligation to absorb losses or right to receive benefits of the entity. Consolidated VIEs have an immaterial impact on our consolidated statements of operations and cash flows. Total assets and liabilities included in our consolidated balance sheet for these VIEs were $160 million and $75 million at March 31, 2014.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Investments in Unconsolidated Variable Interest Entities
We are involved with VIEs, which we do not consolidate because we do not have the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiary of the entities. Our relationships include equity investments, lending, leasing, contractual or other relationships with the VIEs. Our most significant relationships are with oncology and other specialty practices. Under these practice arrangements, we generally own or lease all of the real estate and the equipment used by the affiliated practices and manage the practices’ administrative functions. As a result of our acquisition of Celesio, we also have relationships with certain pharmacies in Europe with whom we may provide financing, have equity ownership and/or a supply agreement whereby we supply the vast majority of the pharmacies’ purchases. Our maximum exposure to loss (regardless of probability) as a result of all unconsolidated VIEs was $1.2 billion and $1.1 billion at March 31, 2014 and 2013, which primarily represents the value of intangible assets related to service agreements and lease and loan receivables. These amounts exclude the customer loan guarantees discussed in Financial Note 21, “Financial Guarantees and Warranties.” We believe that there is no material loss exposure on these assets or from these relationships.

16.	Pension Benefits
We maintain a number of qualified and nonqualified defined benefit pension plans and defined contribution plans for eligible employees.
Defined Benefit Pension Plans
Eligible U.S. employees who were employed by the Company as of December 31, 1995 are covered under the Company-sponsored defined benefit retirement plan. In 1997, the plan was amended to freeze all plan benefits as of December 31, 1996. Benefits for the defined benefit retirement plan are based primarily on age of employees at date of retirement, years of creditable service and the average of the highest 60 months of pay during the 15 years prior to the plan freeze date. We also have defined benefit pension plans for eligible employees outside of the U.S., as well as an unfunded nonqualified supplemental defined benefit plan for certain U.S. executives. Most of the non-U.S. defined benefit pension plans cover employees located in Germany, Norway and the United Kingdom.
Celesio has defined benefit pension plans for eligible employees located predominately in Germany, Norway and the United Kingdom. Upon the acquisition of Celesio, as required, we consolidated Celesio’s pension assets and obligations on our consolidated balance sheet. Benefits for these plans are based primarily on each employee’s final salary, with annual adjustments for inflation. The obligations in Norway are largely related to the state-regulated pension plan which is managed by the Norwegian Public Service Pension Fund (“SPK”). According to the terms of the SPK, the plan assets of state regulated plans in Norway must correspond very closely to the pension obligation calculated using the principles codified in Norwegian law. The shortfall may not exceed 1% of the obligation. If the shortfall exceeds this threshold, it must be remedied within 2 years. In the United Kingdom, several Celesio subsidiaries participate in a joint pension plan. This plan is largely funded by contractual trust arrangements that hold Company assets that may only be used to pay pension obligations. The Trustee Board decides on the minimum contribution to the plan in association with selected employees of the entity. A valuation is performed at regular intervals in order to determine the amount of the contribution and to ensure that the minimum contribution is made. The pension obligation in Germany is unfunded with the exception of the contractual trust arrangement used to fund pensions of Celesio’s Management Board.
Defined benefit plan assets and obligations are measured as of the Company’s fiscal year-end.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

The net periodic expense, which includes net pension expense for Celesio since the date of acquisition, for our pension plans is as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2014	2013	2012	2014	2013	2012
Service cost - benefits earned during the year	$4	$4	$4	$6	$3	$3
Interest cost on projected benefit obligation	19	21	24	11	7	7
Expected return on assets	(20)	(20)	(23)	(12)	(8)	(8)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	32	28	24	4	4	3
Curtailment gain	—	—	—	(1)	—	—
Net periodic pension expense	$35	$33	$29	$8	$6	$5
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Information regarding the changes in benefit obligations and plan assets for our pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Years Ended March 31,		Years Ended March 31,
(In millions)	2014	2013	2014	2013
Change in benefit obligations
Benefit obligation at beginning of period (1)	$580	$527	$156	$143
Service cost	4	4	6	3
Interest cost	19	21	11	7
Actuarial (gain) loss	(24)	58	15	15
Benefit payments	(30)	(29)	(12)	(6)
Amendments	(9)	—	—	—
Acquisitions	—	—	740	—
Foreign exchange impact and other	—	(1)	18	(6)
Benefit obligation at end of period (1)	$540	$580	$934	$156

Change in plan assets
Fair value of plan assets at beginning of period	$290	$284	$135	$126
Actual return on plan assets	28	19	11	12
Employer and participant contributions	12	17	12	8
Benefits paid	(30)	(29)	(10)	(6)
Acquisitions	—	—	426	—
Foreign exchange impact and other	—	(1)	16	(5)
Fair value of plan assets at end of period	$300	$290	$590	$135

Funded status at end of period	$(240)	$(290)	$(344)	$(21)

Amounts recognized on the balance sheet
Current liabilities	$(13)	$(3)	$(9)	$—
Long-term liabilities	(227)	(287)	(335)	(21)
Total	$(240)	$(290)	$(344)	$(21)

(1)	The benefit obligation is the projected benefit obligation.
The projected and accumulated benefit obligations for our pension plans increased significantly from last year due to the acquisition of Celesio. The following table provides the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all our pension plans with an accumulated benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2014	2013	2014	2013
Projected benefit obligation	$540	$580	$934	$156
Accumulated benefit obligation	540	579	894	154
Fair value of plan assets	300	290	590	135

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
(In millions)	2014	2013	2014	2013
Net actuarial loss	$188	$251	$71	$59
Prior service (credit) cost	(7)	2	—	(2)
Total	$181	$253	$71	$57
Other changes in accumulated other comprehensive income (pre-tax) during the reporting periods were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
(In millions)	2014	2013	2012	2014	2013	2012
Net actuarial (gain) loss	$(31)	$59	$42	$12	$11	$19
Prior service credit	(8)	—	—	—	—	—
Amortization of:
Net actuarial loss	(32)	(27)	(23)	(4)	(4)	(2)
Prior service (cost) credit	—	(1)	(1)	2	—	(1)
Foreign exchange impact and other	(1)	—	—	4	(4)	—
Total recognized in other comprehensive loss (income)	$(72)	$31	$18	$14	$3	$16
We expect to amortize $7 million of prior service credit and $31 million of actuarial loss for the pension plans from stockholders’ equity to pension expense in 2015. Comparable 2014 amounts were $36 million of actuarial loss and $2 million of prior service credit.
Projected benefit obligations relating to our unfunded U.S. plans were $188 million and $205 million at March 31, 2014 and 2013. Pension obligations for our unfunded plans are based on the recommendations of independent actuaries. Projected benefit obligations relating to our unfunded non-U.S. plans were $260 million and $7 million at March 31, 2014 and 2013. Funding obligations for our non-U.S. plans vary based on the laws of each non-U.S. jurisdiction.
Expected benefit payments, including assumed executive lump sum payments, for our pension plans are as follows: $84 million, $190 million, $74 million, $86 million and $105 million for 2015 to 2019 and $413 million for 2020 through 2024. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our pension plans are $67 million for 2015.
Weighted-average assumptions used to estimate the net periodic pension expense and the actuarial present value of benefit obligations were as follows:

	U.S. Plans			Non-U.S. Plans
	Years Ended March 31,			Years Ended March 31,
	2014	2013	2012	2014	2013	2012
Net periodic pension expense
Discount rates	3.39%	4.11%	4.82%	3.95%	4.50%	5.42%
Rate of increase in compensation	4.00	4.00	4.00	2.66	3.10	3.45
Expected long-term rate of return on plan assets	7.25	7.25	8.00	5.71	6.13	6.42
Benefit obligation
Discount rates	3.58%	3.40%	4.15%	3.92%	4.10%	4.51%
Rate of increase in compensation	4.00	4.00	4.00	3.27	3.05	3.06

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Our defined benefit pension plan liabilities are valued using a discount rate based on a yield curve developed from a portfolio of high quality corporate bonds rated AA or better whose maturities are aligned with the expected benefit payments of our plans. For March 31, 2014, our U.S. defined benefit liabilities are valued using a weighted average discount rate of 3.58%, which represents an increase of 18 basis points from our 2013 weighted-average discount rate of 3.40%. Our non-U.S defined benefit pension plan liabilities are valued using a weighted-average discount rate of 3.92%.
Sensitivity to changes in the weighted-average discount rate for our pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
Increase (decrease) on projected benefit obligation	$(35)	$40	$(97)	$119
Increase (decrease) on net periodic pension cost	(2)	2	(3)	4
Plan Assets
Investment Strategy: The overall objective for U. S. pension plan assets is to generate long-term investment returns consistent with capital preservation and prudent investment practices, with a diversification of asset types and investment strategies. Periodic adjustments are made to provide liquidity for benefit payments and to rebalance plan assets to their target allocations.
The target allocations for U.S. plan assets at March 31, 2014 and 2013 are 50% equity investments, 45% fixed income investments including cash and cash equivalents and 5% real estate. Equity investments include common stock, preferred stock, and equity commingled funds. Fixed income investments include corporate bonds, government securities, mortgage-backed securities, asset-backed securities, other directly held fixed income investments, and fixed income commingled funds. The real estate investment is in a commingled real estate fund.
For both our and Celesio’s plan assets outside of the U.S., the investment strategies are subject to local regulations and the asset/liability profiles of the plans in each individual country. Plan assets of the non-U.S. plans are broadly invested in a manner appropriate to the nature and duration of the expected future retirement benefits payable under the plans. Plan assets are primarily invested in high-quality corporate and government bond funds and equity securities. Assets are properly diversified to avoid excessive reliance on any particular asset, issuer or group of undertakings so as to avoid accumulations of risk in the portfolio as a whole.
We develop the expected long-term rate of return assumption based on the projected performance of the asset classes in which plan assets are invested. The target asset allocation was determined based on the liability and risk tolerance characteristics of the plans and at times may be adjusted to achieve overall investment objectives.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Fair Value Measurements: The following tables represent our pension plan assets as of March 31, 2014 and 2013, using the fair value hierarchy by asset class. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

	U.S. Plans				Non-U.S. Plans
	March 31, 2014				March 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8	$—	$—	$8	$7	$—	$—	$7
Equity securities:
Common and preferred stock	19	—	—	19	—	—	—	—
Equity commingled funds	—	132	—	132	6	157	—	163
Fixed income securities:
Government securities	—	7	—	7	4	—	—	4
Corporate bonds	—	22	—	22	6	236	—	242
Mortgage-backed securities	—	10	—	10	—	—	—	—
Asset-backed securities and other	—	22	—	22	—	—	—	—
Fixed income commingled funds	—	63	—	63	—	45	—	45
Other:
Real estate funds	—	—	16	16	—	19	7	26
Other commingled funds	—	—	—	—	3	49	—	52
Other	—	—	—	—	—	46	5	51
Total	$27	$256	$16	299	$26	$552	$12	590
Receivables (1)				1				—
Total				$300				$590

(1)	Represents pending trades at March 31, 2014.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

	U.S. Plans				Non-U.S. Plans
	March 31, 2013				March 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$8	$—	$8	$3	$—	$—	$3
Equity securities:
Common and preferred stock	20	—	—	20	—	—	—	—
Equity commingled funds	—	127	—	127	—	82	—	82
Fixed income securities:
Government securities	—	12	—	12	—	—	—	—
Corporate bonds	—	19	—	19	—	9	—	9
Mortgage-backed securities	—	6	—	6	—	—	—	—
Asset-backed securities and other	—	22	—	22	—	—	—	—
Fixed income commingled funds	—	61	—	61	—	36	—	36
Other:
Real estate funds	—	—	14	14	—	—	5	5
Total	$20	$255	$14	289	$3	$127	$5	135
Receivables (1)				1				—
Total				$290				$135

(1)	Represents pending trades at March 31, 2013.
Cash and cash equivalents - Cash and cash equivalents include short-term investment funds that maintain daily liquidity and aim to have constant unit values of $1.00. The funds invest in short-term fixed income securities and other securities with debt-like characteristics emphasizing short-term maturities and high credit quality. Directly held cash and cash equivalents are classified as Level 1 investments. Cash and cash equivalents include money market funds and other commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 1 or Level 2 investments.
Common and preferred stock - This investment class consists of common and preferred shares issued by U.S. and non-U.S. corporations. Common shares are traded actively on exchanges and price quotes are readily available. Preferred shares may not be actively traded. Holdings of common shares are generally classified as Level 1 investments. Preferred shares are classified as Level 2 investments.
Equity commingled funds - Some equity investments are held in commingled funds, which have daily net asset values derived from quoted prices for the underlying securities in active markets; these are classified as Level 1 or Level 2 investments.
Fixed income securities - Government securities consist of bonds and debentures issued by central governments or federal agencies; corporate bonds consist of bonds and debentures issued by corporations; mortgage-backed securities consist of debt obligations secured by a mortgage or pool of mortgages; and asset-backed securities primarily consist of debt obligations secured by an asset or pool of assets other than mortgages. Inputs to the valuation methodology include quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Multiple prices and price types are obtained from pricing vendors whenever possible, enabling cross-provider price validations. Fixed income securities are generally classified as Level 1 or Level 2 investments.
Fixed income commingled funds - Some fixed income investments are held in commingled funds, which have daily net asset values derived from the underlying securities; these are classified as Level 2 investments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Real estate funds - The value of the real estate funds is reported by the fund manager and is based on a valuation of the underlying properties. Inputs used in the valuation include items such as cost, discounted future cash flows, independent appraisals and market based comparable data. The real estate funds are classified as Level 2 and Level 3 investments.
Other commingled funds - The other commingled funds are invested in equities, bonds, commodities, other alternative investments and cash and cash equivalents. These funds are valued based on the weekly net asset values derived from the quoted prices for the underlying securities in active markets and, for alternative investments, based on other valuation techniques. Other commingled funds are classified as Level 1 or Level 2 investments.
Other - At March 31, 2014, this includes $46 million of plan asset value relating to the Norwegian Public Service Pension Fund (“SPK”). In principle, the SPK is organized as a pay-as-you-go system guaranteed by the Norwegian government as it holds no Company-owned assets to back the pension liabilities. The Company pays a pension premium used to fund the plan, which is paid directly to the Norwegian government and is accounted for as governmental income in the annual budget for Norway. To be able to report back plan asset values for the participating employers, SPK has established an annual account for each participating employer to keep track of the financial status of the plan, including managing the contributions and the payments. Further, the investment return credited to this account is determined annually by the SPK based on the performance of long-term government bonds.
The following table represents a reconciliation of Level 3 plan assets held during the years ended March 31, 2014 and 2013:

	U.S. Plans			Non-U.S. Plans
(In millions)	Real Estate Funds	Other	Total	Real Estate Funds	Other	Total
Balance at March 31, 2012	$12	$—	$12	$5	$—	$5
Unrealized gain on plan assets still held	1	—	1	—	—	—
Purchases, sales and settlements	1	—	1	—	—	—
Balance at March 31, 2013	$14	$—	$14	$5	$—	$5
Acquisitions	—	—	—	1	5	6
Unrealized gain on plan assets still held	2	—	2	1	—	1
Purchases, sales and settlements	—	—	—	—	—	—
Balance at March 31, 2014	$16	$—	$16	$7	$5	$12
Multiemployer Plans
The Company contributes to a number of multiemployer pension plans under the terms of collective-bargaining agreements that cover union-represented employees in the U.S. In 2014, as a result of our acquisition of Celesio, we also contribute to the Pensjonsordningen for Apoteketaten (“POA”), a mandatory multiemployer pension scheme for our Pharmacy employees in Norway, managed by the association of Norwegian Pharmacies.
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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Contributions and amounts accrued for U.S. Plans were not material for the years ended March 31, 2014, 2013, and 2012. Celesio’s contributions to the POA exceeding 5% of total plan contributions were $5 million since our acquisition of Celesio in February 2014. Based on actuarial calculations, we estimate Celesio’s funded status to be less than 65% as of March 31, 2014. No amounts were accrued for liability associated with the POA as Celesio has no intention to withdraw from the plan.
Defined Contribution Plans
We have a contributory profit sharing investment plan (“PSIP”) for U.S. employees not covered by collective bargaining agreements. Eligible employees may contribute to the PSIP up to 75% of their eligible compensation on a pre-tax basis not to exceed IRS limits. The Company makes matching contributions in an amount equal to 100% of the employee’s first 3% of pay contributed and 50% for the next 2% of pay contributed. The Company also may make an additional annual matching contribution for each plan year to enable participants to receive a full match based on their annual contribution. Contribution expenses for the PSIP were $71 million, $61 million and $58 million for the years ended March 31, 2014, 2013, and 2012.

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
The net periodic expense for our postretirement welfare benefits is as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Service cost - benefits earned during the year	$2	$2	$2
Interest cost on accumulated benefit obligation	5	6	7
Amortization of unrecognized actuarial gain and prior service credit	(1)	(2)	(1)
Curtailment gain	(2)	—	—
Net periodic postretirement expense	$4	$6	$8
Information regarding the changes in benefit obligations for our postretirement welfare plans is as follows:

	Years Ended March 31,
(In millions)	2014	2013
Benefit obligation at beginning of period	$131	$144
Service cost	2	2
Interest cost	5	6
Actuarial gain	(2)	(9)
Benefit payments	(15)	(12)
Curtailment gain	(2)	—
Benefit obligation at end of period	$119	$131
The components of the amount recognized in accumulated other comprehensive income for the Company’s other postretirement benefits at March 31, 2014 and 2013 were net actuarial gains of $8 million and $6 million and net prior service credits of $1 million and $1 million. Other changes in benefit obligations recognized in other comprehensive income were net actuarial gains of $2 million, $7 million and $3 million in 2014, 2013 and 2012.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

We estimate that the amortization of the actuarial gain from stockholders’ equity to other postretirement expense in 2015 will be $4 million. Comparable 2014 amount was $1 million.
Other postretirement benefits are funded as claims are paid. Expected benefit payments for our postretirement welfare benefit plans are as follows: $10 million annually for 2015 to 2019 and $45 million cumulatively for 2020 through 2024. Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service. Expected contributions to be made for our postretirement welfare benefit plans are $11 million for 2015.
Weighted-average discount rates used to estimate postretirement welfare benefit expenses were 3.84%, 4.44% and 5.09% for 2014, 2013 and 2012. Weighted-average discount rates for the actuarial present value of benefit obligations were 4.08%, 3.84% and 4.44% for 2014, 2013 and 2012.
Actuarial gain or loss for the postretirement welfare benefit plan is amortized to income or expense over a three-year period. The assumed healthcare cost trends used in measuring the accumulated postretirement benefit obligation were 7.00% and 7.50% for prescription drugs, 7.50/7.00% and 7.50/7.25% for ages pre-65/post-65 medical and 5.00% and 5.25% for dental in 2014 and 2013. For 2014, 2013 and 2012, a one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not have a material impact on the postretirement benefit obligations.
Pursuant to various collective bargaining agreements, we contribute to multiemployer health and welfare plans that cover union-represented employees. Our liability is limited to the contractual dollar obligations set forth by the collective bargaining agreements. Contributions to the plans and amounts accrued were not material for the years ended March 31, 2014, 2013, and 2012.

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
Foreign currency rate risk
Prior to the acquisition of Celesio, the majority of our operations were conducted in U. S. dollars; however, certain assets and liabilities, revenues and expense and purchasing activities were incurred in and exposed to other currencies. We have established certain foreign currency rate risk programs that manage the impact of foreign currency fluctuation. These programs are utilized on a transactional basis when we consider there to be a risk in fair value or volatility in cash flows. These programs reduce but do not entirely eliminate foreign currency rate risk.
Over the last three years, we have entered into forward contracts and a foreign currency option to hedge against cash flows denominated primarily in Canadian dollars and British pounds. At March 31, 2014, forward contracts having a total notional value of $463 million were designated for hedge accounting. These contracts will mature between March 2015 and March 2020. Changes in the fair values for contracts designated for hedge accounting were recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings; amounts recorded to earnings for these contracts were not material in 2014, 2013 and 2012. Changes in the fair values for contracts not designated for hedge accounting were recorded directly to earnings; amounts recorded to earnings for these contracts were not material in 2014, 2013 and 2012.
Celesio has a number of forward contracts to hedge against cash flows denominated primarily in British pounds and other European currencies. The contracts will mature from April 1, 2014 to January 2015. None of these contracts were designated for hedge accounting and accordingly, changes in the fair value of these contracts are recorded directly in earnings. At March 31, 2014, the total notional values of these contracts was $1,091 million. Amounts recorded to earnings were not material for 2014.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Interest rate risk
Celesio also has interest rate swaps to hedge the interest rate risk associated with Celesio’s variable rate debt. Interest rate swaps are used to modify the market risk exposures in connection with the variable rate debt to achieve primarily Euro dollar fixed rate interest expense. The interest rate swap transactions generally involve the exchange of floating or fixed interest payments and have a gross notional of $96 million at March 31, 2014. The interest rate swaps will mature during the first half of 2015. These contracts are not designated for hedge accounting and, accordingly, changes in the fair value of the swaps were recorded directly in earnings. Amounts recorded to earnings were not material for 2014.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	March 31, 2014			March 31, 2013
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$4	$—	$64	$—	$—	$—
Foreign exchange contracts (non-current)	Other assets	27	—	399	5	—	463
Foreign exchange contracts (current)	Other accrued liabilities	—	—	—	—	1	41
Total		$31	$—		$5	$1
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$2	$—	$255	$5	$—	$177
Foreign exchange contracts (current)	Other accrued liabilities	—	13	836	—	—	—
Interest rate swap contracts (current)	Other accrued liabilities	—	1	96	—	—	—
Total		$2	$14		$5	$—
Refer to Financial Note 19, “Fair Value Measurements,” for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

19.	Fair Value Measurements
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
At March 31, 2014 and 2013, the carrying amounts of cash, certain cash equivalents, restricted cash, receivables, drafts and accounts payable, short-term borrowings, promissory notes and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing arrangements are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $10.4 billion and $10.8 billion at March 31, 2014 and $4.9 billion and $5.5 billion at March 31, 2013. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Assets Measured at Fair Value on a Recurring Basis
Our financial assets measured at fair value on a recurring basis consist of the following:

	March 31, 2014				March 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds (1)	$2,284	$—	$—	$2,284	$1,036	$—	$—	$1,036
Time deposits (2)	—	12	—	12	—	95	—	95
Repurchase agreements (2)	569	—	—	569	447	—	—	447
Total cash equivalents	$2,853	$12	$—	$2,865	$1,483	$95	$—	$1,578
(1) Gross unrealized gain and losses were not material for the years ended March 31, 2014 and 2013. Based on quoted prices of identical investments.
(2) The carrying amounts of these cash equivalents approximated their estimated fair values because of their short maturities.
Fair values of our marketable securities were determined using quoted prices in active markets for identical assets, which are considered Level 1 inputs under the fair value measurements and disclosure guidance. Fair values for our marketable securities were not material at March 31, 2014 and 2013.
Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 18, “Hedging Activities,” for more information on our forward foreign currency derivatives.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended March 31, 2014 and 2013.

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
Fiscal 2014
Impairment of Our International Technology Business:
As discussed in Financial Note 3, “Discontinued Operations,” during 2014 we recorded an $80 million non-cash pre-tax and after-tax impairment charge to reduce the carrying value of our International Technology business to its estimated fair value, less costs to sell. The impairment charge was primarily the result of the terms of the preliminary purchase offers received for this business during 2014. Accordingly, the fair value measurement is classified as Level 3 in the fair value hierarchy.
Fiscal 2013
For the year ended March 31, 2013, assets measured at fair value on a nonrecurring basis consisted of our investment in Nadro and goodwill for a reporting unit within our Technology Solutions segment. Both of these assets were measured using Level 3 inputs.
Impairment of an Equity Investment:
As discussed in Financial Note 5, “Impairment and Sale of an Equity Investment,” during 2013 we committed to a plan to sell our investment in Nadro and in the fourth quarter of 2013 recorded an impairment charge of $191 million to reduce the carrying value to fair value. Fair value of our investment in Nadro was determined using income and market valuation approaches. Under the income approach, we used a discounted cash flow (“DCF”) analysis based on estimated future results. This valuation approach is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future cash flows based on projections of revenues and operating costs and discounting those cash flows to their present value. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the business and the discount rate. The key inputs for the market valuation approach were Nadro’s fiscal 2012 unaudited earnings before interest, depreciation and amortization (“EBITDA”) and an EBITDA multiple based on similar guideline U.S. pharmaceutical companies whose securities are actively traded in public markets. This valuation approach is considered a Level 3 fair value measurement. Finally, we evaluated the fair values under both valuation methods and concluded on an average of the two methods. In September 2013, we completed the sale of our 49% interest in Nadro which resulted in no material gain or loss.
Goodwill:
As discussed in Financial Note 4, “Asset Impairments and Product Alignment Charges,” in 2013 we recorded a goodwill impairment charge of $36 million in one of Technology Solutions segment’s reporting units. The impairment charge was primarily the result of a significant decrease in estimated revenues for a software product. As required under step two goodwill impairment testing, we determined the fair value of the reporting unit and the fair value of the reporting units’ net assets, excluding goodwill but including any unrecognized intangible assets. The implied fair value of goodwill was then calculated on a residual basis – that is, by subtracting the sum of the fair value of the net assets from the fair value of the reporting unit. The impairment was equal to the carrying amount of goodwill.
Fair value assessment of the reporting unit as well as the reporting unit’s net assets are considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. We used the market approach and income approach (DCF model) to determine the fair value of the reporting unit and a DCF model to determine the fair value of the reporting unit’s most significant assets – intangibles. Additionally, fair values reflect a risk premium to the discount rate due to the uncertainty in forecasting future cash flows.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

20.	Lease Obligations
We lease facilities and equipment almost solely under operating leases. At March 31, 2014, future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year for years ending March 31 are:

(In millions)	Noncancelable Operating Leases
2015	$358
2016	299
2017	246
2018	193
2019	168
Thereafter	806
Total minimum lease payments (1)	$2,070

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $44 million due under future noncancelable subleases.
Rental expense under operating leases was $298 million, $232 million and $229 million in 2014, 2013 and 2012. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Remaining terms for facilities leases generally range from one to twelve years, while remaining terms for equipment leases range from one to five years. Most real property leases contain renewal options (generally for five-year increments) and provisions requiring us to pay property taxes and operating expenses in excess of base period amounts. Sublease rental income was not material for 2014, 2013 and 2012.

21.	Financial Guarantees and Warranties
Financial Guarantees
We have agreements with certain of our customers’ financial institutions, mainly in Canada and Europe, under which we have guaranteed the repurchase of our customers’ inventory or our customers’ debt in the event these customers are unable to meet their obligations to those financial institutions. For our inventory repurchase agreements, among other requirements, inventories must be in resalable condition and any repurchase would be at a discount. The inventory repurchase agreements mostly relate to certain Canadian customers and range from one to two years. Customers’ debt guarantees range from one to fifteen years and are primarily provided to facilitate financing for certain customers. The majority of our customers’ debt guarantees are secured by certain assets of the customer. At March 31, 2014, the maximum amounts of inventory repurchase guarantees and customers’ debt guarantees were $204 million and $272 million, of which $4 million had been accrued. The expirations of these financial guarantees are as follows: $154 million, $31 million, $17 million, $21 million and $37 million from 2015 through 2019 and $216 million thereafter.
At March 31, 2014, our banks and insurance companies have issued $161 million of standby letters of credit and surety bonds, which were issued on our behalf mostly related to our customer contracts and in order to meet the security requirements for statutory licenses and permits, court and fiduciary obligations and our workers’ compensation and automotive liability programs. Additionally, at March 31, 2014, we have a commitment to contribute up to $40 million to a non-consolidated investment for building and equipment construction.
Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification agreements and have not accrued any liabilities related to such obligations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

In conjunction with certain transactions, primarily divestitures, we may provide routine indemnification agreements (such as retention of previously existing environmental, tax and employee liabilities) whose terms vary in duration and often are not explicitly defined. Where appropriate, obligations for such indemnifications are recorded as liabilities. Because the amounts of these indemnification obligations often are not explicitly stated, the overall maximum amount of these commitments cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have historically not made material payments as a result of these indemnification provisions.
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
We also provide warranties regarding the performance of software and products we sell. Our liability under these warranties is to bring the product into compliance with previously agreed upon specifications. For software products, this may result in additional project costs, which are reflected in our estimates used for the percentage-of-completion method of accounting for software installation services within these contracts. In addition, most of our customers who purchase our software and automation products also purchase annual maintenance agreements. Revenues from these maintenance agreements are recognized on a straight-line basis over the contract period and the cost of servicing product warranties is charged to expense when claims become estimable. Accrued warranty costs were not material to the consolidated balance sheets.

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

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

I. Litigation and Claims
On April 16, 2013, the Company’s wholly-owned subsidiary, U.S. Oncology, Inc. (“USON”), was served with a third amended qui tam complaint filed in the United States District Court for the Eastern District of New York by two relators, purportedly on behalf of the United States, twenty-one states and the District of Columbia, against USON and five other defendants, alleging that USON solicited and received illegal “kickbacks” from Amgen in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Piacentile v. Amgen Inc., et al., (CV 04-3983 (SJ)). Previously, the United States declined to intervene in the case as to all allegations and defendants except for Amgen. On February 5, 2013, the United States filed a motion to dismiss the claims pled against Amgen. On September 30, 2013, the court granted the United States’ motion to dismiss. On April 4, 2014, USON filed a motion to dismiss the claims pled against it. The court has not yet ruled on USON’s motion.
II. Average Wholesale Price (“AWP”) Litigation
On May 1, 2013, an action was filed in the United States District Court for the Northern District of California by several Ohio health benefit programs against the Company asserting claims under the federal and Ohio RICO statutes, and seeking damages, treble damages, attorneys’ fees, and costs of suit, all in unspecified amounts, based on the same allegations as the Company’s previously disclosed AWP litigation, Ohio v. McKesson Corporation, et al., (CV-13-2000-SI). The plaintiffs allege that in late 2001, the Company and First DataBank, Inc., a publisher of pharmaceutical pricing information, conspired to improperly raise the published AWP for certain prescription drugs, and that this alleged conduct resulted in higher drug reimbursement payments. On July 12, 2013, the parties filed a stipulation dismissing with prejudice the claims asserted against the Company under the Ohio RICO statutes. On February 28, 2014, the Company entered into a settlement agreement with the plaintiffs. On March 12, 2014, pursuant to a stipulation between the parties and the terms of the parties’ settlement agreement, the court entered an order dismissing this action with prejudice.
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
The following is the activity related to the AWP litigation reserve for the years ended March 31, 2014, 2013 and 2012:

	Years Ended March 31,
(In millions)	2014	2013	2012
AWP litigation reserve at beginning of period	$42	$453	$330
Charges incurred	68	72	149
Payments made	(105)	(483)	(26)
AWP litigation reserve at end of period	$5	$42	$453
The charges for 2014 and 2013 primarily related to state Medicaid and other claims. The charges for 2012 primarily related to the Douglas County, Kansas Action settlement and the state and federal Medicaid claims.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

III. Government Subpoenas and Investigations
From time-to-time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the health care industry, as well as to settlements. Examples of such subpoenas and investigations include subpoenas commencing in 2013 from the U.S. Drug Enforcement Administration to certain of the Company’s pharmaceutical distribution facilities seeking information and records about the Company’s distribution of certain controlled substances. The Company is currently responding to these requests. In addition, in the third quarter 2013, the Company was informed of an investigation by the United States Department of Justice through the United States Attorney’s Office for the Middle District of Tennessee. The Company believes that the investigation is focused on distribution procedures with respect to the Vaccine for Children’s Program administered by the Centers for Disease Control and Prevention. In connection with the investigation, the Company has received and has responded to a subpoena seeking information and records from the Company’s Specialty Health business. In the third quarter of 2014, the Company was informed of an investigation by the United States Department of Justice through the United States Attorney’s Office for the Northern District of West Virginia of potential claims under the Comprehensive Drug Abuse Prevention and Control Act.  The Company believes that the investigation is focused on the Company’s pharmaceutical distribution of certain controlled substances by its Landover, Maryland distribution center, which closed in 2012. In addition, in the fourth quarter 2014, the Company was informed of an investigation by the United States Department of Justice through the United States Attorney’s Office for the Eastern District of Tennessee. The Company believes that the investigation is focused on billing and coding services performed by our Technology business. The Company is in the process of providing requested documents.
IV. Environmental Matters
Primarily as a result of the operation of the Company’s former chemical businesses, which were fully divested by 1987, the Company is involved in various matters pursuant to environmental laws and regulations. The Company has received claims and demands from governmental agencies relating to investigative and remedial actions purportedly required to address environmental conditions alleged to exist at eight sites where it, or entities acquired by it, formerly conducted operations and the Company, by administrative order or otherwise, has agreed to take certain actions at those sites, including soil and groundwater remediation. In addition, the Company is one of multiple recipients of a New Jersey Department of Environmental Protection Agency directive and a separate United States Environmental Protection Agency directive relating to potential natural resources damages (“NRD”) associated with one of these eight sites. Although the Company’s potential allocation under either directive cannot be determined at this time, it has agreed to participate with a potentially responsible party (“PRP”) group in the funding of certain tasks to support an NRD assessment, the costs of which are reflected in the aggregate estimates set forth below.
Based on a determination by the Company’s environmental staff, in consultation with outside environmental specialists and counsel, the current estimate of the Company’s probable loss associated with the remediation costs for these eight sites is $7 million, net of approximately $1 million that third parties have agreed to pay in settlement or is expected, based either on agreements or nonrefundable contributions which are ongoing, to be contributed by third parties. The $7 million is expected to be paid out between May 2014 and March 2034. The Company’s estimated probable loss for these environmental matters has been entirely accrued for in the accompanying consolidated balance sheets.
In addition, the Company has been designated as a PRP under the Superfund law for environmental assessment and cleanup costs as the result of its alleged disposal of hazardous substances at 14 sites. With respect to these sites, numerous other PRPs have similarly been designated and while the current state of the law potentially imposes joint and several liability upon PRPs, as a practical matter, costs of these sites are typically shared with other PRPs. At one of these sites, the United States Environmental Protection Agency has selected a preferred remedy with an estimated cost of approximately $70 million. It is not certain at this point in time what proportion of this estimated liability will be borne by the Company or by the other PRPs. Accordingly, the Company’s estimated probable loss at those 14 sites is approximately $20 million, which has been entirely accrued for in the accompanying consolidated balance sheets. However, it is possible that the ultimate costs of these matters may exceed or be less than the reserves.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

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
In July 2013, the quarterly dividend was raised from $0.20 to $0.24 per common share for dividends declared after such date, until further action by the Board. Dividends were $0.92 per share in 2014 and $0.80 per share in 2013 and 2012. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
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
Information regarding the share repurchase activity over the last three years is as follows:

	Share Repurchases (1)
(In millions, except price per share data)	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Balance, March 31, 2011			$499
Share repurchase plans approved:
April 2011			1,000
January 2012			650
Shares repurchased	20	$83.47	(1,850)
Balance, March 31, 2012			$299
Share repurchase plans approved:
April 2012			700
January 2013			500
Shares repurchased	13	$100.82	(1,159)
Balance, March 31, 2013			$340
Shares repurchased	—	$—	—
Balance, March 31, 2014			$340

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

(2)	All of the shares purchased were part of the publicly announced programs.

(3)	The number of shares purchased reflects rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

During the fourth quarter of 2013, we retired approximately 2 million shares repurchased for $217 million by the Company.   The retired shares constitute authorized but unissued shares. We elected to allocate any excess of share repurchase price over par value between additional paid-in capital and retained earnings. As such, $195 million was recorded as a decrease to retained earnings.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interest, net of tax by component are as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax expense (benefit) of nil, ($2) and $2 (1)	$9	$(52)	$(56)
Reclassified to income statement, net of income tax expense of $24, nil and nil (2)	44	—	—
	53	(52)	(56)
Unrealized losses on cash flow hedges
Unrealized losses on cash flow hedges arising during period, net of income tax benefit of nil, nil and nil	(6)	—	(5)

Changes in retirement-related benefit plans
Net actuarial gain (loss) and prior service credit (cost) arising during period, net of income tax (benefit) of $16, ($22) and ($18)	17	(40)	(38)
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $12, $12 and $9 (3)	22	18	17
Foreign currency translation adjustments, net of income tax expense of nil, nil and nil	(4)	4	—
Reclassified to income statement, net of income tax expense of $1, nil and nil	1	—	—
	36	(18)	(21)

Other Comprehensive Income (Loss), net of tax	$83	$(70)	$(82)

(1)	The 2014 amounts include net foreign currency translation gain of $21 million attributable to noncontrolling interests.

(2)
As a result of our sale of our 49% equity interest in Nadro, foreign currency translation net losses of $44 million were reclassified from AOCI to other income, within our consolidated statement of operations. Such losses were previously considered in our impairment evaluation of the investment when we committed to a plan to sell the investment during the fourth quarter of 2013, and accordingly did not impact earnings for 2014.

(3)
Pre-tax amount was reclassified into cost of sales and operating expenses in the consolidated statements of operations. The related tax expense (benefit) was reclassified into income tax expense in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in our accumulated other comprehensive income (loss) by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges, Net of Tax	Unrealized Net Loss and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012	$188	$(5)	$(178)	$5
Other comprehensive loss before reclassifications	(52)	—	(18)	(70)
Other comprehensive loss	(52)	—	(18)	(70)
Balance at March 31, 2013	$136	$(5)	$(196)	$(65)
Other comprehensive income (loss) before reclassifications	(12)	(6)	35	17
Amounts reclassified to earnings	44	—	1	45
Other comprehensive income (loss)	32	(6)	36	62
Balance at March 31, 2014	$168	$(11)	$(160)	$(3)

24.	Related Party Balances and Transactions
In April 2012, we purchased the remaining ownership interest in our corporate headquarters building which was previously accounted for as an equity method investment. As a result, there was no annual rental expense paid in 2014 and 2013. We incurred $10 million in 2012 of annual rental expense paid to this equity-held investment.

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
The McKesson Distribution Solutions segment distributes ethical and proprietary drugs and equipment and health and beauty care products throughout North America and internationally. This segment includes our International pharmaceutical distribution and services business which reflects the results of operations from our acquisition of Celesio in February 2014. This segment also provides specialty pharmaceutical solutions for biotech and pharmaceutical manufacturers, and practice management, technology, clinical support and business solutions to oncology and other specialty practices operating in the community setting. This segment also provides medical-surgical supply distribution, equipment, logistics and other services to healthcare providers through a network of distribution centers within the U.S. In addition, this segment sells financial, operational and clinical solutions for pharmacies (retail, hospital, alternate site) and provides consulting, outsourcing and other services. In September 2013, we sold our 49% interest in Nadro, S.A. de C.V. (“Nadro”), a pharmaceutical distributor in Mexico. Prior to the sale, financial results for Nadro were included in this segment.
The McKesson Technology Solutions segment includes McKesson Health Solutions, which includes our InterQual® clinical criteria solution, claims payment solutions and network performance tools. This segment also delivers enterprise-wide clinical, patient care, financial, supply chain, strategic management software solutions, as well as connectivity, outsourcing and other services, including remote hosting and managed services, to healthcare organizations. This segment’s customers include hospitals, physicians, homecare providers, retail pharmacies and payers primarily from North America.
Corporate includes expenses associated with Corporate functions and projects and the results of certain equity investments. Corporate expenses are allocated to the operating segments to the extent that these items can be directly attributable to the segment.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Financial information relating to our reportable operating segments and reconciliations to the consolidated totals is as follows:

	Years Ended March 31,
(In millions)	2014	2013	2012
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$123,930	$115,443	$116,279
International pharmaceutical distribution and services	4,848	—	—
Medical-Surgical distribution & services	5,648	3,603	3,145
Total Distribution Solutions	134,426	119,046	119,424

Technology Solutions - products and services	3,183	3,023	2,897
Total Revenues	$137,609	$122,069	$122,321

Operating profit
Distribution Solutions	$2,461	$2,195	$2,219
Technology Solutions	387	308	338
Total	2,848	2,503	2,557
Corporate Expenses, Net	(449)	(335)	(413)
Interest expense	(303)	(240)	(251)
Income From Continuing Operations Before Income Taxes	$2,096	$1,928	$1,893

Depreciation and amortization (2)
Distribution Solutions	$448	$265	$224
Technology Solutions	136	145	152
Corporate	120	120	117
Total	$704	$530	$493

Expenditures for long-lived assets (3)
Distribution Solutions	$180	$163	$175
Technology Solutions	42	28	18
Corporate	52	41	28
Total	$274	$232	$221

Revenues, net by geographic area (4)
United States	$122,426	$112,109	$112,051
Foreign	15,183	9,960	10,270
Total	$137,609	$122,069	$122,321

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)	Amounts primarily include amortization of acquired intangible assets purchased in connection with acquisitions, capitalized software held for sale and capitalized software for internal use.

(3)	Long-lived assets consist of property, plant and equipment.

(4)	Net revenues were attributed to geographic areas based on the customers’ shipment locations.

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

Segment assets and property, plant and equipment, net by geographic areas were as follows:

	March 31,
(In millions)	2014	2013
Segment assets
Distribution Solutions	$42,758	$27,307
Technology Solutions	3,324	3,829
Total	46,082	31,136
Corporate
Cash and cash equivalents	4,193	2,456
Other	1,484	1,194
Total	$51,759	$34,786

Property, plant and equipment, net
United States	$1,246	$1,205
Foreign	976	116
Total	$2,222	$1,321

McKESSON CORPORATION
FINANCIAL NOTES (Continued)

26.	Quarterly Financial Information (Unaudited)
The quarters results of operations are not necessarily indicative of the results that may be expected for the entire year. Selected quarterly financial information for the last two years is as follows:

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Revenues	$32,208	$32,954	$34,306	$38,141
Gross profit (1)	1,920	2,009	1,840	2,540
Income after income taxes
Continuing operations (1) (2)	$420	$416	$156	$362
Discontinued operations (3)	4	(12)	(92)	4
Net income	424	404	64	366
Net loss attributable to noncontrolling interests (4)	—	—	—	5
Net income attributable to McKesson	$424	$404	$64	$371
Earnings (loss) per common share attributable to McKesson (5)
Diluted
Continuing operations	$1.81	$1.79	0.67	$1.56
Discontinued operations	0.02	(0.05)	(0.39)	0.02
Total	$1.83	$1.74	$0.28	$1.58
Basic
Continuing operations	$1.84	$1.82	0.68	$1.59
Discontinued operations	0.02	(0.06)	(0.40)	0.02
Total	$1.86	$1.76	$0.28	$1.61

(1)
Financial results for the second, third and fourth quarters of 2014 includes pre-tax charges in our Distribution Solutions segment related to our LIFO method of accounting for inventories of $44 million, $142 million and $125 million, which were recorded in cost of sales. Fourth quarter 2014 also includes a $50 million pre-tax charge to cost of sales within our Distribution Solutions segment representing the reversal of a step-up to fair value of Celesio’s inventory at the date of acquisition. Our after-tax portion of this charge (after allocation to noncontrolling interests), was $28 million.

(2)	Financial results for the third quarter of 2014 include an income tax charge of $122 million relating to a litigation with the Canadian Revenue Agency.

(3)	Financial results for the third quarter of 2014, include an $80 million of after-tax impairment charge related to our International Technology Business.

(4)	Primarily represents the noncontrolling shareholders’ portion of net loss from Celesio.

(5)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (Concluded)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Revenues	$30,699	$29,755	$31,099	$30,516
Gross profit	1,561	1,683	1,645	1,959
Income after income taxes
Continuing operations (1) (2) (3)	$379	$399	$306	$263
Discontinued operations	1	2	(8)	(4)
Net income	380	401	298	259
Net loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to McKesson	$380	$401	$298	$259
Earnings per common share attributable to McKesson (4)
Diluted
Continued operations	$1.58	$1.66	$1.27	$1.11
Discontinued operations	—	0.01	(0.03)	(0.01)
Total	$1.58	$1.67	$1.24	$1.10
Basic
Continuing operations	$1.61	$1.69	$1.30	$1.13
Discontinued operations	—	0.01	(0.03)	(0.01)
Total	$1.61	$1.70	$1.27	$1.12

(1)	Financial results for the first quarter of 2013 include an $81 million pre-tax gain on business combination, which was recorded as a reduction to operating expenses within our Corporate segment.

(2)
Financial results for the third quarter of 2013 include a $40 million pre-tax charge for a legal dispute in our Canadian business which was recorded in operating expenses within our Distribution Solutions segment.

(3)
Financial results for the fourth quarter of 2013 include a pre-tax impairment charge for an equity investment of $191 million recorded in other income, net within our Distribution Solutions segment. Financial results for the fourth quarter of 2013 also include $46 million of pre-tax impairment charges recorded in our Technology Solutions segment of which $36 million was recorded in operating expenses and $10 million was recorded in cost of sales.

(4)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company acquired Celesio on February 6, 2014 and is in the process of reviewing the internal control structure of Celesio. If necessary, the Company will make appropriate changes as it integrates Celesio into the Company’s overall internal control over financial reporting process.

Item 9B.	Other Information.
None.

McKESSON CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including the members of the committee and our Audit Committee Financial Expert, is incorporated by reference from the discussion under the headings “Audit Committee”, “Audit Committee Report” and “Audit Committee Financial Expert” in our Proxy Statement.
Information about the Code of Conduct applicable to all employees, officers and directors can be found on our website, www.mckesson.com, under the caption “Investors - Corporate Governance.” The Company’s Corporate Governance Guidelines and Charters for the Audit and Compensation Committees and the Committee on Directors and Corporate Governance can also be found on our website under the same caption.
The Company intends to post on its website required information regarding any amendment to, or waiver from, the Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions within four business days after any such amendment or waiver.

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
The following table sets forth information as of March 31, 2014 with respect to the plans under which the Company’s common stock is authorized for issuance:

Plan Category (In millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	9.0 (2)	$78.11	38.9 (3)
Equity compensation plans not approved by security holders	— (4)	$36.02	—

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Represents option and RSU awards outstanding under the following plans: (i) 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan; (ii) the 2005 Stock Plan; and (iii) the 2013 Stock Plan.

(3)	Represents 5,288,876 shares available for purchase under the 2000 Employee Stock Purchase Plan and 33,561,227 shares available for grant under the 2013 Stock Plan.

(4)	5,000 options remain outstanding under the 1999 Stock Option and Restricted Stock Plan. No further awards will be made under this plan.
The following are descriptions of equity plans that have been approved by the Company’s stockholders. The plans are administered by the Compensation Committee of the Board of Directors, except for the portion of the 2013 Stock Plan and 2005 Stock Plan related to Non-Employee Directors, which is administered by the Board of Directors or its Committee on Directors and Corporate Governance.

McKESSON CORPORATION

2013 Stock Plan: The 2013 Stock Plan was adopted by the Board of Directors on May 22, 2013 and approved by the Company’s stockholders on July 31, 2013. The 2013 Stock Plan permits the grant of awards in the form of stock options, stock appreciation rights, restricted stock (“RS”), restricted stock units (“RSUs”), performance-based restricted stock units (“PeRSUs”), performance shares and other share-based awards. The number of shares reserved for issuance under the 2013 Stock Plan equals the sum of (i) 30,000,000 shares, (ii) the number of shares reserved but unissued under the 2005 Stock Plan as of the effective date of the 2013 Stock Plan, and (iii) the number of shares that become available for reuse under the 2005 Stock Plan following the effective date of the 2013 Stock Plan. For any one share of common stock issued in connection with an RS, RSU, PeRSU, performance share or other full share award, three and one-half (3.5) shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, including in respect of the payment of applicable taxes, or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2013 Stock Plan. Shares withheld to satisfy tax obligations relating to the vesting of a full-share award shall be returned to the reserve of shares available for issuance under the 2013 Stock Plan.
Stock options are granted at no less than fair market value and those options granted under the 2013 Stock Plan generally have a contractual term of seven years. Options generally become exercisable in four equal annual installments beginning one year after the grant date. The vesting of RS or RSUs is determined by the Compensation Committee at the time of grant. RS and RSUs generally vest over four years. PeRSUs vest three years following the end of the performance period.
Non-employee directors may be granted an award on the date of each annual meeting of the stockholders for up to 5,000 RSUs, as determined by the Board. Such non-employee director award is fully vested on the date of the grant.
2005 Stock Plan: The 2005 Stock Plan was adopted by the Board of Directors on May 25, 2005 and approved by the Company’s stockholders on July 27, 2005. The 2005 Stock Plan permits the granting of up to 42.5 million shares in the form of stock options, RS, RSUs, PeRSUs, performance shares and other share-based awards. For any one share of common stock issued in connection with an RS, RSU, performance share or other full-share award, two shares shall be deducted from the shares available for future grants. Shares of common stock not issued or delivered as a result of the net exercise of a stock option, shares withheld to satisfy tax obligations relating to the vesting of a full-share award or shares repurchased on the open market with proceeds from the exercise of options shall not be returned to the reserve of shares available for issuance under the 2005 Stock Plan.
Following the effectiveness of the 2013 Stock Plan, no further shares were made subject to award under the 2005 Stock Plan. Shares reserved but unissued under the 2005 Stock Plan as of the effective date of the 2013 Stock Plan, and shares that become available for reuse under the 2005 Stock Plan following the effectiveness of the 2013 Stock Plan, will be available for awards under the 2013 Stock Plan.
Stock options are granted at no less than fair market value and those options granted under the 2005 Stock Plan generally have a contractual term of seven years. Prior to 2005, stock options typically had a contractual term of 10 years. Options generally become exercisable in four equal annual installments beginning one year after the grant date. The vesting of RS or RSUs is determined by the Compensation Committee at the time of grant. RS and RSUs generally vest over four years. PeRSUs vest three years following the end of the performance period.
Non-employee directors may be granted an award on the date of each annual meeting of the stockholders for up to 5,000 RSUs, as determined by the Board. Such non-employee director award is fully vested on the date of the grant.
1997 Non-Employee Directors’ Equity Compensation and Deferral Plan: The 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan was approved by the Company’s stockholders on July 30, 1997; however, stockholder approval of the 2005 Stock Plan on July 27, 2005 had the effect of terminating the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan such that no new awards would be granted under the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan.
2000 Employee Stock Purchase Plan (the “ESPP”): The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. In March 2002, the Board amended the ESPP to allow for participation in the plan by employees of certain of the Company’s international and other subsidiaries. As to those employees, the ESPP does not qualify under Section 423 of the Internal Revenue Code. Currently, 21.1 million shares have been approved by stockholders for issuance under the ESPP.
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
The following includes descriptions of equity plans that have not been submitted for approval by the Company’s stockholders:
On July 27, 2005, the Company’s stockholders approved the 2005 Stock Plan which had the effect of terminating the 1999 Stock Option and Restricted Stock Plan, the 1998 Canadian Stock Incentive Plan and certain 1999 one-time stock option plan awards, which plans had not been submitted for approval by the Company’s stockholders, and, as noted above, the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, which had previously been approved by the Company’s stockholders. Prior grants under these plans include stock options, RS and RSUs. Stock options under the terminated plans generally have a ten-year life and vest over four years. RS contains certain restrictions on transferability and may not be transferred until such restrictions lapse. The 1999 Stock Option and Restricted Stock Plan and the 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan are the only terminated plans that have outstanding equity grants, which are subject to the terms and conditions of their respective plans, but no new grants will be made under these terminated plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Information regarding principal accounting fees and services is set forth under the heading “Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2015” in our Proxy Statement and all such information is incorporated herein by reference.

McKESSON CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Page
(a)(1) Consolidated Financial Statements

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	55

Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012	57

Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013 and 2012	58

Consolidated Balance Sheets as of March 31, 2014 and 2013	59

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2014, 2013 and 2012	60

Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012	61

Financial Notes	62

(a)(2) Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts	119

All other schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(a)(3) Exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings are listed on the Exhibit Index	120

McKESSON CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date: May 13, 2014	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

*	*
John H. Hammergren Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	M. Christine Jacobs, Director

*	*
James A. Beer Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Marie L. Knowles, Director

*	*
Nigel A. Rees Vice President and Controller (Principal Accounting Officer)	David M. Lawrence, M.D., Director

*	*
Andy D. Bryant, Director	Edward A. Mueller, Director

*	*
Wayne A. Budd, Director	Jane E. Shaw, Director

*	/s/ Laureen E. Seeger
N. Anthony Coles, M.D., Director	Laureen E. Seeger *Attorney-in-Fact

*
Alton F. Irby III, Director

Date: May 13, 2014

McKESSON CORPORATION

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2014, 2013 and 2012
(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (3)	Deductions From Allowance Accounts (1)	Balance at End of Year (2)
Year Ended March 31, 2014
Allowances for doubtful accounts	$121	$38	$(12)	$(34)	$113
Other allowances	15	—	11	(3)	23
	$136	$38	$(1)	$(37)	$136

Year Ended March 31, 2013
Allowances for doubtful accounts	$111	$28	$16	$(34)	$121
Other allowances	14	4	1	(4)	15
	$125	$32	$17	$(38)	$136

Year Ended March 31, 2012
Allowances for doubtful accounts	$124	$30	$—	$(43)	$111
Other allowances	16	5	—	(7)	14
	$140	$35	$—	$(50)	$125

		2014	2013	2012
(1)	Deductions:
	Written off	$(39)	$(38)	$(44)
	Credited to other accounts	2	—	(6)
	Total	$(37)	$(38)	$(50)

(2)	Amounts shown as deductions from current and non-current receivables	$136	$136	$125

(3)	Primarily represents reclassifications from other balance sheet accounts.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of March 5, 2014, by and among McKesson Corporation and Goldman Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein.	8-K	1-13252	1.1	March 10, 2014
3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 27, 2011.	8-K	1-13252	3.1	August 2, 2011
3.2	Amended and Restated By-Laws of the Company, as amended July 31, 2013.	8-K	1-13252	3.1	August 2, 2013
4.1	Indenture, dated as of March 11, 1997, by and between the Company, as issuer, and The First National Bank of Chicago, as trustee.	10-K	1-13252	4.4	June 19, 1997
4.2	Officers’ Certificate, dated as of March 11, 1997, and related Form of 2027 Note.	S-4	333-30899	4.2	July 8, 1997
4.3	Indenture, dated as of March 5, 2007, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as trustee.	8-K	1-13252	4.1	March 5, 2007
4.4	Officers’ Certificate, dated as of March 5, 2007, and related Form of 2017 Note.	8-K	1-13252	4.2	March 5, 2007
4.5	Officers’ Certificate, dated as of February 12, 2009, and related Form of 2014 Note and Form of 2019 Note.	8-K	1-13252	4.2	February 12, 2009
4.6	First Supplemental Indenture, dated as of February 28, 2011, to the Indenture, dated as of March 5, 2007, among the Company, as issuer, the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), and Wells Fargo Bank, National Association, as trustee, and related Form of 2016 Note, Form of 2021 Note and Form of 2041 Note.	8-K	1-13252	4.2	February 28, 2011
4.7	Indenture, dated as of December 4, 2012, by and between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.	8-K	1-13252	4.1	December 4, 2012
4.8	Officers’ Certificate, dated as of December 4, 2012, and related Form of 2015 Note and Form of 2022 Note.	8-K	1-13252	4.2	December 4, 2012
4.9	Officers’ Certificate, dated as of March 8, 2013, and related Form of 2018 Note and Form of 2023 Note.	8-K	1-13252	4.2	March 8, 2013

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
4.10	Officers’ Certificate, dated as of March 10, 2014, and related Form of Floating Rate Note, Form of 2017 Note, Form of 2019 Note, Form of 2024 Note, and Form of 2044 Note.	8-K	1-13252	4.2	March 10, 2014
10.1*	McKesson Corporation 1997 Non-Employee Directors’ Equity Compensation and Deferral Plan, as amended through January 29, 2003.	10-K	1-13252	10.4	June 10, 2004
10.2*	McKesson Corporation Supplemental Profit Sharing Investment Plan, as amended and restated on January 29, 2003.	10-K	1-13252	10.6	June 6, 2003
10.3*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated on October 24, 2008.	10-Q	1-13252	10.1	October 29, 2008
10.4*	McKesson Corporation Deferred Compensation Administration Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.6	May 13, 2005
10.5*	McKesson Corporation Deferred Compensation Administration Plan II, as amended and restated as of October 28, 2004, and Amendment No. 1 thereto effective July 25, 2007.	10-K	1-13252	10.7	May 7, 2008
10.6*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated October 24, 2008.	10-Q	1-13252	10.2	October 29, 2008
10.7*	McKesson Corporation Option Gain Deferral Plan, as amended and restated as of October 28, 2004.	10-K	1-13252	10.8	May 13, 2005
10.8*	McKesson Corporation Executive Benefit Retirement Plan, as amended and restated on October 24, 2008.	10-Q	1-13252	10.3	October 29, 2008
10.9*	McKesson Corporation Executive Survivor Benefits Plan, as amended and restated as of January 20, 2010.	8-K	1-13252	10.1	January 25, 2010
10.10*	McKesson Corporation Severance Policy for Executive Employees, as amended and restated as of April 23, 2013.	10-K	1-13252	10.11	May 7, 2013
10.11*	McKesson Corporation Change in Control Policy for Selected Executive Employees, as amended and restated on October 26, 2010.	10-Q	1-13252	10.2	February 1, 2011
10.12†*	McKesson Corporation 2005 Management Incentive Plan, as amended and restated on April 29, 2014.	—	—	—	—
10.13†*	Form of Statement of Terms and Conditions applicable to Awards under the McKesson Corporation 2005 Management Incentive Plan, effective April 29, 2014.	—	—	—	—
10.14*	McKesson Corporation Long-Term Incentive Plan, as amended and restated effective May 26, 2010.	10-Q	1-13252	10.1	July 30, 2010
10.15*	Form of Statement and Terms and Conditions applicable to Awards Pursuant to the McKesson Corporation Long-Term Incentive Plan.	10-Q	1-13252	10.4	July 26, 2012
10.16*	McKesson Corporation 2005 Stock Plan, as amended and restated on July 28, 2010.	10-Q	1-13252	10.4	July 30, 2010
10.17*	Forms of (i) Statement of Terms and Conditions, (ii) Stock Option Grant Notice and (iii), Restricted Stock Unit Agreement, each as applicable to Awards under the McKesson Corporation 2005 Stock Plan.	10-Q	1-13252	10.2	July 26, 2012
10.18*	McKesson Corporation 2013 Stock Plan, as adopted on May 22, 2013.	8-K	1-13252	10.1	August 2, 2013

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.19*	Form of Statement and Terms and conditions applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.	8-K	1-13252	10.2	August 2, 2013
10.20
Amendment No. 4, dated January 30, 2014, Amendment No. 3, dated as of November 15, 2013, Amendment No. 2, dated as of May 15, 2013, and Amendment No.1, dated as of May 16, 2012, to the Fourth Amended and Restated Receivables Purchase Agreement and Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 18, 2011, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (as successor to JPMorgan Chase Bank, N.A.), as collateral agent.
		8-K	1-13252	10.2	February 5, 2014
10.21
Amendment No. 2, dated January 30, 2014, and Amendment No. 1, dated November 15, 2013, to the Credit Agreement and the Credit Agreement dated as of September 23, 2011, among the Company and McKesson Canada Corporation, collectively, the Borrowers, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. (acting through its Canada branch), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Wells Fargo Bank, National Association as L/C Issuer, The Bank of Tokyo-Mitsubishi UFJ, LTD., The Bank of Nova Scotia and U.S. Bank National Association as Co-Documentation Agents, and The Other Lenders Party Thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Sole Lead Arranger and Sole Book Manager.
		8-K	1-3252	10.1	February 5, 2014
10.22	Senior Bridge Term Loan Agreement, dated as of January 23, 2014, among McKesson Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto.	8-K	1-13252	10.4	January 29, 2014
10.23	Amendment No. 1, dated as of November 13, 2013 to the Senior Bridge Term Loan Agreement, dated as of October 23, 2013, among the Company, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto.	8-K	1-13252	10.3	November 21, 2013
10.24	Share Purchase Agreement, dated October 24, 2013, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co KGaA and McKesson Corporation	8-K	1-13252	10.1	October 25, 2013
10.25	First Amendment of the Share Purchase Agreement, dated December 19, 2013, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co. GKaA and McKesson Corporation	8-K	1-13252	10.1	January 15, 2014
10.26	Second Amendment of the Share Purchase Agreement, dated January 9, 2014, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co. GKaA and McKesson Corporation	8-K	1-13252	10.2	January 15, 2014
10.27	Amended and Restated Share Purchase Agreement, dated January 23, 2014, by and among Franz Haniel & Cie. GmbH, Dragonfly GmbH & Co KGaA and McKesson Corporation	8-K	1-13252	10.1	January 29, 2014
10.28	Business Combination Agreement, dated October 24, 2013, by and between Dragonfly GmbH & Co. KGaA, McKesson Corporation and Celesio AG	8-K	1-13252	10.2	October 25, 2013

McKESSON CORPORATION

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.29	Amendment to the Business Combination Agreement, dated January 23, 2014, by and between Celesio AG, Dragonfly GmbH & Co. KGaA, McKesson Corporation and Celesio AG	8-K	1-13252	10.3	January 29, 2014
10.30	Bond Purchase Agreement, dated January 23, 2014, by and among Elliott International, L.P., The Liverpool Limited Partnership, Elliott Capitol Advisors, L.P., Dragonfly GmbH & Co. KGaA and McKesson Corporation.	8-K	1-13252	10.2	January 29, 2014
10.31*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Chairman, President and Chief Executive Officer.	10-Q	1-13252	10.10	October 29, 2008
10.32*	Letter dated March 27, 2012 relinquishing certain rights provided in the Amended and Restated Employment Agreement by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	April 2, 2012
10.33*	Letter dated February 27, 2014 relinquishing certain rights provided in the McKesson Corporation Executive Benefit Retirement Plan by and between the Company and its Chairman, President and Chief Executive Officer.	8-K	1-13252	10.1	February 28, 2014
10.34*	Amended and Restated Employment Agreement, effective as of November 1, 2008, by and between the Company and its Executive Vice President and Group President.	10-Q	1-13252	10.12	October 29, 2008
10.36*	Form of Director and Officer Indemnification Agreement.	10-K	1-13252	10.27	May 4, 2010
12†	Computation of Ratio of Earnings to Fixed Charges.	—	—	—	—
21†	List of Subsidiaries of the Registrant.	—	—	—	—
23†	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	—	—	—	—
24†	Power of Attorney.	—	—	—	—
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
32††	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—
101†	The following materials from the McKesson Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Financial Notes.	—	—	—	—
________________

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

††	Furnished herewith.

Registrant agrees to furnish to the Commission upon request a copy of each instrument defining the rights of security holders with respect to issues of long-term debt of the registrant, the authorized principal amount of which does not exceed 10% of the total assets of the registrant.

McKESSON CORPORATION

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS	CORPORATE OFFICERS

John H. Hammergren	John H. Hammergren
Chairman of the Board,	Chairman of the Board,
President and Chief Executive Officer,	President and Chief Executive Officer,
McKesson Corporation	McKesson Corporation

Andy D. Bryant	Patrick J. Blake
Chairman of the Board,	Executive Vice President and Group President
Intel Corporation
James A. Beer
Wayne A. Budd	Executive Vice President and Chief Financial Officer
Senior Counsel,
Goodwin Procter LLP	Jorge L. Figueredo
Executive Vice President, Human Resources
N. Anthony Coles, M. D.
Chairman and Chief Executive Officer,	Paul C, Julian
TRATE Enterprises, LLC;	Executive Vice President and Group President
Formerly President, Chief Executive Officer and
Chairman of the Board,	Laureen E. Seeger
Onyx Pharmaceuticals, Inc.	Executive Vice President, General Counsel and
Chief Compliance Officer
Alton F. Irby III
Chairman and Founding Partner,	Randall N. Spratt
London Bay Capital	Executive Vice President, Chief Technology Officer and
Chief Information Officer
M. Christine Jacobs
Chairman of the Board, President and	Brian S. Tyler
Chief Executive Officer, Retired	Executive Vice President, Corporate Strategy and Business
Theragenics Corporation	Development

Marie L. Knowles	Nicholas A. Loiacono
Executive Vice President and	Vice President and Treasurer
Chief Financial Officer, Retired,
Atlantic Richfield Company	Nigel A. Rees
Vice President and Controller
David M. Lawrence, M.D.
Chairman of the Board and	Willie C. Bogan
Chief Executive Officer, Retired,	Secretary
Kaiser Foundation Health Plan, Inc. and
Kaiser Foundation Hospitals

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
Annual Meeting
McKesson Corporation’s Annual Meeting of Stockholders will be held at 8:30 a.m. PDT, on Wednesday, July 30, 2014 at the Hotel Sofitel, 223 Twin Dolphin Drive, Redwood City, CA 94065.