Form 10-Q
period 2014-06-30
MCKESSON CORP
filed 2014-07-31
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	June 30, 2014
Common stock, $0.01 par value	231,599,218 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended June 30,
	2014	2013
Revenues	$44,058	$32,239
Cost of Sales	(41,261)	(30,309)
Gross Profit	2,797	1,930

Operating Expenses	(2,109)	(1,260)
Litigation Charges	—	(15)
Total Operating Expenses	(2,109)	(1,275)
Operating Income	688	655
Other Income, Net	20	6
Interest Expense	(101)	(59)
Income from Continuing Operations Before Income Taxes	607	602
Income Tax Expense	(182)	(174)
Income from Continuing Operations	425	428
Loss from Discontinued Operations, Net of Tax	(14)	(4)
Net Income	411	424
Net Income Attributable to Noncontrolling Interests	(8)	—
Net Income Attributable to McKesson Corporation	$403	$424

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$1.78	$1.84
Discontinued operations	(0.06)	(0.01)
Total	$1.72	$1.83
Basic
Continuing operations	$1.81	$1.88
Discontinued operations	(0.06)	(0.02)
Total	$1.75	$1.86

Dividends Declared Per Common Share	$0.24	$0.20

Weighted Average Common Shares
Diluted	235	232
Basic	231	227

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2014	2013
Net Income	$411	$424

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period, net of income tax expense of nil and $2	98	(61)

Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil and nil	(2)	1

Retirement-related benefit plans, net of income tax expense of $1 and $4	2	7
Other Comprehensive Income (Loss), Net of Tax	98	(53)

Comprehensive Income	509	371
Comprehensive Loss Attributable to Noncontrolling Interests	4	—
Comprehensive Income Attributable to McKesson Corporation	$513	$371

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$4,105	$4,193
Receivables, net	14,920	14,193
Inventories, net	14,124	13,308
Prepaid expenses and other	824	879
Total Current Assets	33,973	32,573
Property, Plant and Equipment, Net	2,209	2,222
Goodwill	10,431	9,927
Intangible Assets, Net	4,390	5,022
Other Assets	2,003	2,015
Total Assets	$53,006	$51,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$22,812	$21,429
Short-term borrowings	507	346
Deferred revenue	1,124	1,236
Deferred tax liabilities	1,656	1,588
Current portion of long-term debt	25	1,424
Other accrued liabilities	3,121	3,478
Total Current Liabilities	29,245	29,501
Long-Term Debt	10,141	8,949
Other Noncurrent Liabilities	2,855	2,991
Commitments and Contingent Liabilities (Note 12)
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at June 30, 2014 and March 31, 2014, 383 and 381 shares issued at June 30, 2014 and March 31, 2014	4	4
Additional Paid-in Capital	6,686	6,552
Retained Earnings	11,800	11,453
Accumulated Other Comprehensive Income (Loss)	107	(3)
Other	(7)	23
Treasury Shares, at Cost, 151 and 150 at June 30, 2014 and March 31, 2014	(9,611)	(9,507)
Total McKesson Corporation Stockholders’ Equity	8,979	8,522
Noncontrolling Interests	1,786	1,796
Total Equity	10,765	10,318
Total Liabilities and Equity	$53,006	$51,759

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2014	2013
Operating Activities
Net income	$411	$424
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	284	162
Deferred taxes	135	98
Charges associated with last-in-first-out inventory method	98	—
Other non-cash items	14	32
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(699)	(139)
Inventories	(901)	(60)
Drafts and accounts payable	1,368	589
Deferred revenue	(134)	(116)
Taxes	(134)	31
Other	(260)	(305)
Net cash provided by operating activities	182	716

Investing Activities
Property acquisitions	(86)	(69)
Capitalized software expenditures	(33)	(32)
Acquisitions, net of cash and cash equivalents acquired	(14)	(74)
Other	21	(9)
Net cash used in investing activities	(112)	(184)

Financing Activities
Proceeds from short-term borrowings	917	100
Repayments of short-term borrowings	(759)	(100)
Proceeds from issuances of long-term debt	6	—
Repayments of long-term debt	(230)	—
Common stock transactions:
Issuances	34	50
Share repurchases, including shares surrendered for tax withholding	(102)	(127)
Dividends paid	(59)	(53)
Other	26	57
Net cash used in financing activities	(167)	(73)
Effect of exchange rate changes on cash and cash equivalents	9	(10)
Net (decrease) increase in cash and cash equivalents	(88)	449
Cash and cash equivalents at beginning of period	4,193	2,456
Cash and cash equivalents at end of period	$4,105	$2,905

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.	Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries and majority‑owned or controlled companies. We also evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and our proportionate share of income or loss is recorded in other income, net. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements.
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
The results of operations for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 previously filed with the SEC on May 14, 2014 (“2014 Annual Report”).
Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Cumulative Translation Adjustments: In the first quarter of 2015, we adopted amended guidance for parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity.  The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.  Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in case of sale of an equity method investment that is a foreign entity.  The adoption of this amended guidance did not have a material effect on our condensed financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Revenue Recognition: In May 2014, amended guidance was issued for recognizing revenue from contracts with customers.  The amended guidance eliminated industry specific guidance and applies to all companies.  Revenues will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis. The amended guidance also requires additional quantitative and qualitative disclosures. The amended guidance is effective for us commencing in the first quarter of 2018.  The amended guidance allows for either full retrospective adoption or modified retrospective adoption. Early adoption is not permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

2.	Business Combinations
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio AG (“Celesio”) and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the acquisition, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. The Acquisition was initially funded by utilizing a senior bridge loan, our existing accounts receivable sales facility and cash on hand. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company is one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide.
From February 7 to March 31, 2014, substantially all of the convertible bonds issued by Celesio (held by both third parties and us) were converted to 20.9 million common shares of Celesio. During the first quarter of 2015, we completed tender offers and we acquired approximately 1 million common shares of Celesio at €23.50 per share for a total of $32 million in cash, and the remaining convertible bonds were fully converted into 42,238 common shares of Celesio. At June 30, 2014 and March 31, 2014, we owned approximately 75.9% and 75.4% of Celesio’s outstanding and fully diluted common shares.
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary Dragonfly GmbH & Co. KGaA, entered into a domination and profit and loss transfer agreement (the “Agreement”). Under the Agreement, Celesio will subordinate its management to McKesson and undertake to transfer all of its annual profits to McKesson, and McKesson will undertake to compensate any annual losses incurred by Celesio and to grant, subject to a potential court review, the noncontrolling shareholders of Celesio (i) an annual recurring compensation of €0.83 per Celesio share and (ii) a put right for their Celesio shares at €22.99 per Celesio share. On July 15, 2014, the Agreement was approved at the general shareholders’ meeting of Celesio. The Agreement becomes effective upon its registration in the commercial register of Celesio at the local court of Stuttgart, Germany. Celesio’s obligation to transfer its annual profits under the Agreement will apply for the first time for the entire profit generated in Celesio’s fiscal period beginning on January 1, 2015 or the subsequent fiscal year in which the Agreement becomes effective. McKesson’s obligation to compensate the annual losses of Celesio under the Agreement will apply for the first time for the full fiscal period of Celesio during which the Agreement becomes effective. We currently anticipate the Agreement to be effective by the end of the calendar year, at which time, we will obtain operational control of Celesio.
Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of acquisition.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional)(1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Receivables	$3,425	$(3)	$3,422
Other current assets, net of cash and cash equivalents acquired	2,413	(3)	2,410
Goodwill	3,570	436	4,006
Intangible assets	3,018	(536)	2,482
Other long-term assets	1,272	(44)	1,228
Current liabilities	(4,096)	(6)	(4,102)
Short-term borrowings and current portion of long-term debt	(1,990)	—	(1,990)
Long-term debt	(322)	—	(322)
Other long-term liabilities	(1,293)	156	(1,137)
Fair value of net assets, less cash and cash equivalents	5,997	—	5,997
Less: Noncontrolling Interests	(1,500)	—	(1,500)
Net assets acquired, less cash and cash equivalents	$4,497	$—	$4,497

(1)	As previously reported in our Form 10-K for the year ended March 31, 2014.
During the first quarter of 2015, the fair value measurements of assets acquired and liabilities assumed of Celesio as of the acquisition date were refined. Among the adjustments recorded, the fair value of acquired intangible assets was decreased by $536 million. The fair value was primarily determined by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which were refined during the current period, and are considered Level 3 inputs under the fair value measurements and disclosure guidance. These refinements did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. These amounts are subject to change within the measurement period as our fair value assessments are finalized.
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

3.	Noncontrolling Interests
At June 30, 2014, we owned approximately 75.9% of Celesio’s outstanding and fully diluted common shares, which was primarily obtained through our February 2014 acquisition of the then outstanding common shares and certain convertible bonds of Celesio. In April 2014, we completed tender offers and paid $32 million in cash to acquire approximately 1 million additional common shares of Celesio, which increased our ownership share by 0.5% and decreased noncontrolling interests by $35 million since March 31, 2014. The effect of changes in our ownership interest in Celesio on our equity of $3 million was recorded as an increase to McKesson’s stockholders’ paid-in capital. Net income attributable to McKesson and transfers from noncontrolling interests to McKesson equity amounted to $406 million for the first quarter of 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

4.	Discontinued Operations
In 2014, we committed to a plan to sell our International Technology and our Hospital Automation businesses from our Technology Solutions segment and certain businesses from our Distribution Solutions segment. As required, we classified the results of operations and cash flows of these businesses as discontinued operations for all periods presented in our consolidated financial statements in 2014 and depreciation and amortization expense was not recognized.
During the third quarter of 2014, our Hospital Automation business was sold for net cash proceeds of $55 million and we recorded a pre-tax and after-tax loss of $5 million and $7 million.
During the third quarter of 2014, we recorded an $80 million pre-tax ($80 million after-tax) non-cash impairment charge to reduce the carrying value of our International Technology business to its estimated net realizable value (fair value less costs to sell). The charge was primarily the result of the terms of the preliminary purchase offers received for this business during the third quarter of 2014. The impairment charge was primarily attributed to goodwill and other long-lived assets and as a result, there was no tax benefit associated with this charge. During the first quarter of 2015, we entered into an agreement to sell the software business within our International Technology business. We completed the sale of the software business on July 1, 2014 and no material gain or loss is anticipated.
During the first quarter of 2015, we also decided to retain the workforce business within our International Technology business. This business consists of workforce management solutions for the National Health Service in the United Kingdom, which we now intend to wind down in 2016. As a result, we reclassified the workforce business, which had been designated as a discontinued operation since the first quarter of 2014, as a continuing operation for all periods presented. During the first quarter of 2015, we also recorded a non-cash pre-tax charge of $34 million ($27 million after-tax) primarily relating to depreciation and amortization expense for 2014 when the business was classified as held for sale. The non-cash charge was recorded in our condensed consolidated statement of operations as follows: $32 million in cost of sales and $2 million in operating expenses.
A summary of results of discontinued operations is as follows:

	Quarter Ended June 30,
(In millions)	2014	2013
Revenues	$36	$85

Loss from discontinued operations	$(15)	$(3)
Income tax (expense) benefit	1	(1)
Loss from discontinued operations, net of tax	$(14)	$(4)
The assets and liabilities of our discontinued operations are classified as held-for-sale effective in 2014. All applicable assets of the businesses to be sold are included under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other accrued liabilities” within our condensed consolidated balance sheet at June 30, 2014 and March 31, 2014. The carrying values of the assets and liabilities classified as held-for-sale were $138 million and $144 million at June 30, 2014 and $267 million and $248 million at March 31, 2014.

5.	Income Taxes
As of June 30, 2014, we had $582 million of unrecognized tax benefits, of which $427 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $158 million. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We have received reassessments from the Canada Revenue Agency (“CRA”) for a total of $261 million related to a transfer pricing matter impacting years 2003 through 2010. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the 2003 reassessment and we have filed a Notice of Appeal to the Federal Court of Appeal regarding this tax year. During the first quarter of 2015, we filed a Notice of Appeal with the Tax Court of Canada relating to the 2004 through 2008 reassessments.  The ultimate resolution of these issues could result in an increase or decrease to income tax expense.
Through the appeals process, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to years 2003 through 2006. As a result of this agreement we will pay additional taxes of $21 million, which have already been accrued in our financial statements. We are also recognizing a $17 million discrete tax benefit during the quarter to record a previously unrecognized tax benefit.
The IRS is currently examining our U.S. corporation income tax returns for 2007 through 2009. The CRA is currently examining our Canadian Income tax returns for 2011 through 2013. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.
We report interest and penalties on tax deficiencies as income tax expense. During the quarter, we recognized income tax expense of $4 million, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At June 30, 2014, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $161 million.

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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended June 30,
(In millions, except per share amounts)	2014	2013
Income from continuing operations	$425	$428
Net income attributable to noncontrolling interests	(8)	—
Income from continuing operations attributable to McKesson	417	428
Loss from discontinued operations, net of tax	(14)	(4)
Net income attributable to McKesson	$403	$424

Weighted average common shares outstanding:
Basic	231	227
Effect of dilutive securities:
Options to purchase common stock	2	2
Restricted stock units	2	3
Diluted	235	232

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$1.78	$1.84
Discontinued operations	(0.06)	(0.01)
Total	$1.72	$1.83
Basic
Continuing operations	$1.81	$1.88
Discontinued operations	(0.06)	(0.02)
Total	$1.75	$1.86

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 2 million and 3 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended June 30, 2014 and 2013, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

7.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2014	$8,078	$1,849	$9,927
Goodwill acquired	14	—	14
Acquisition accounting and other	445	—	445
Foreign currency translation adjustments and other	41	4	45
Balance, June 30, 2014	$8,578	$1,853	$10,431
As of June 30, 2014 and March 31, 2014, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	June 30, 2014				March 31, 2014
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	9	$3,022	$(937)	$2,085	$3,384	$(863)	$2,521
Service agreements	16	1,014	(189)	825	995	(173)	822
Pharmacy licenses	27	1,051	(28)	1,023	1,219	(11)	1,208
Trademarks and trade names	15	377	(68)	309	371	(59)	312
Technology	3	218	(177)	41	219	(173)	46
Other	4	173	(66)	107	165	(52)	113
Total		$5,855	$(1,465)	$4,390	$6,353	$(1,331)	$5,022
Amortization expense of intangible assets was $130 million and $71 million for the quarters ended June 30, 2014 and 2013. Estimated annual amortization expense of these assets is as follows: $383 million, $468 million, $429 million, $410 million and $382 million for the remainder of 2015 and each of the succeeding years through 2019 and $2,318 million thereafter. All intangible assets were subject to amortization as of June 30, 2014 and March 31, 2014.

8.	Debt and Financing Activities
Celesio Debt
Upon the acquisition of Celesio, as required, we consolidated Celesio’s debt including corporate bonds consisting of 4.00% bonds due October 18, 2016 and 4.50% bonds due April 26, 2017. At June 30, 2014 and March 31, 2014, $500 million and $507 million of the 4.00% bonds and $726 million and $737 million of the 4.50% bonds, for a total of $1,226 million and $1,244 million, were outstanding. As of March 31, 2014, these bonds were classified within current liabilities as bondholders had the option to redeem the bonds at par value plus accrued interest. This redemption option expired during the first quarter of 2015 and the remaining bonds outstanding will mature according to their respective maturity dates. Accordingly, as of June 30, 2014, these bonds have been classified as long-term debt.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We also consolidated Celesio’s accounts receivable factoring facilities (the “Factoring Facilities”) with a total committed and uncommitted balance of $315 million. The Factoring Facilities will expire through September 2015. During the first quarter of 2015, Celesio borrowed and repaid $758 million and $746 million of short-term borrowings under the Factoring Facilities. At June 30, 2014 and March 31, 2014, there were $258 million and $246 million in secured borrowings and related securitized accounts receivable outstanding under the Factoring Facilities.
Celesio also maintains a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018. Borrowings under this facility bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. There were no borrowings under this facility during the first quarter of 2015 and there were no amounts outstanding under this facility as of June 30, 2014 and March 31, 2014.
Celesio also maintains bilateral credit lines with a total committed and uncommitted balance of $2.0 billion. During the first quarter of 2015, Celesio borrowed and repaid $159 million and $30 million under these credit lines primarily relating to short‑term borrowings. As of June 30, 2014 and March 31, 2014, there were $321 million and $188 million outstanding under these credit lines.
Accounts Receivable Sales Facility
We have an accounts receivable sales facility (the “Facility”) with a committed balance of $1.35 billion, although from time to time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The Facility will expire in November 2014 and we anticipate renewing the Facility before its expiration.
During the first quarter of 2015, there were no borrowings under the Facility. During the first quarter of 2014, we borrowed and repaid $100 million of short-term borrowings under the Facility. At June 30, 2014 and March 31, 2014, there were no short‑term borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At June 30, 2014 and March 31, 2014, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first quarters of 2015 and 2014. As of June 30, 2014 and March 31, 2014, there were no amounts outstanding under this facility.

9.	Pension Benefits
Net periodic expense for the defined pension benefit plans of the Company and Celesio was $11 million for the first quarters of 2015 and 2014. Cash contributions to these plans were $15 million and $5 million for the first quarters of 2015 and 2014. The increase in contributions in 2015 compared to 2014 is primarily related to defined benefit pension plans of Celesio, which we acquired in the fourth quarter of 2014.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The net periodic expense for our pension plans, which includes net pension expense for Celesio in the first quarter of 2015, is as follows:

	U.S. Plans		Non-U.S. Plans
	Quarter Ended June 30,		Quarter Ended June 30,
(In millions)	2014	2013	2014	2013
Service cost - benefits earned during the year	$—	$1	$4	$1
Interest cost on projected benefit obligation	5	5	9	1
Expected return on assets	(5)	(5)	(7)	(2)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	4	9	1	1
Net periodic pension expense	$4	$10	$7	$1
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

10.	Hedging Activities
In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. At times, we limit these risks through the use of derivatives such as interest rate swaps and forward foreign exchange contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
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
Historically, we have entered into forward contracts and a foreign currency option to hedge against cash flows denominated primarily in Canadian dollars, Euros and British pounds. At June 30, 2014 and March 31, 2014, forward contracts having a total notional value of $463 million were designated for hedge accounting. These contracts will mature between March 2015 and March 2020. Changes in the fair values for contracts designated for hedge accounting are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings; amounts recorded to earnings for these contracts were not material during the first quarters of 2015 and 2014. Changes in the fair values for contracts not designated for hedge accounting are recorded directly to earnings; amounts recorded to earnings for these contracts were not material during the first quarter of 2014. All forward contracts were designated for hedge accounting during the first quarter of 2015.
Celesio has a number of forward contracts to hedge against cash flows denominated primarily in British pounds and other European currencies. These contracts will mature from July 2014 to June 2015. None of these contracts were designated for hedge accounting and accordingly, changes in the fair value of these contracts are recorded directly in earnings. At June 30, 2014 and March 31, 2014, the total notional values of these contracts were $1,449 million and $1,091 million. Amounts recorded to earnings were not material during the first quarter of 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Interest rate risk
Celesio also has interest rate swaps to hedge the interest rate risk associated with Celesio’s variable rate debt. Interest rate swaps are used to modify the market risk exposures in connection with the variable rate debt to achieve primarily Euro dollar fixed rate interest expense. The interest rate swap transactions generally involve the exchange of floating or fixed interest payments. The interest rate swaps will mature through September 2014. These contracts are not designated for hedge accounting and, accordingly, changes in the fair value of the swaps are recorded directly in earnings. At June 30, 2014 and March 31, 2014, the total gross notional values of these contracts were $68 million and $96 million. Amounts recorded to earnings were not material during the first quarter of 2015.
Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	June 30, 2014			March 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$2	$—	$64	$4	$—	$64
Foreign exchange contracts (non-current)	Other assets	15	—	399	27	—	399
Total		$17	$—		$31	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$2	$—	$174	$2	$—	$255
Foreign exchange contracts (current)	Other accrued liabilities	—	26	1,275	—	13	836
Interest rate swap contracts (current)	Other accrued liabilities	—	—	68	—	1	96
Total		$2	$26		$2	$14
Refer to Financial Note 11, "Fair Value Measurements," for more information on these recurring fair value measurements.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

11.	Fair Value Measurements
At June 30, 2014 and March 31, 2014, the carrying amounts of cash, cash equivalents, restricted cash, marketable securities receivables, drafts and accounts payable and other current liabilities generally approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $10.2 billion and $10.7 billion at June 30, 2014 and $10.4 billion and $10.8 billion at March 31, 2014. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at June 30, 2014 and March 31, 2014 were investments in money market funds, time deposits and repurchase agreements of $3.4 billion and $2.9 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 10, "Hedging Activities," for more information on our forward foreign currency derivatives.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters ended June 30, 2014 and 2013.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Significant developments in previously reported proceedings and in other litigation and claims, since the filing of our 2014 Annual Report are set out below. Unless otherwise stated, we are currently unable to estimate a range of reasonably possible losses for the unresolved proceedings described below. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.
Litigation, Government Subpoenas and Investigations
On May 21, 2014, four hedge funds managed by Magnetar Capital filed a complaint against Dragonfly GmbH & Co KGaA (“Dragonfly”), a wholly-owned subsidiary of the Company, in a German court in Frankfurt, Germany, alleging that Dragonfly violated German takeover law in connection with the Company’s acquisition of Celesio by paying more to some holders of Celesio’s convertible bonds than it paid to the shareholders of Celesio’s stock, and seeking approximately $356,000 (or €261,000) in damages plus an unspecified amount of interest, Magnetar Capital Master Fund Ltd. et al. v. Dragonfly GmbH & Co KGaA, (No. 3-05 O 44/14).  Other minority shareholders may seek to file similar lawsuits alleging the same claim, seeking damages based on their shares of Celesio stock. Dragonfly has not yet responded to the complaint.
On June 17, 2014, U.S. Oncology Specialty, LP (“USOS”), an indirect wholly-owned subsidiary of the Company, was served with a fifth amended qui tam complaint filed in the United States District Court for the Eastern District of New York by a relator, purportedly on behalf of the United States and twelve states, against USOS and fifteen oncology practices, alleging that USOS facilitated the payment of illegal “kickbacks” from Amgen to the oncology practices in violation of the Anti-Kickback Statute, the False Claims Act, and various state false claims statutes, and seeking damages, treble damages, civil penalties, attorneys’ fees and costs of suit, all in unspecified amounts, United States ex rel. Hanks v. U.S. Oncology Specialty, LP, et al., (CV 04-3983 (SJ)).  Previously, the United States and the twelve states named in the operative complaint declined to intervene in the case.  The Court set August 1, 2014 as the deadline for USOS and the other defendants to respond to the complaint.
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry, as well as to settlements. Examples of such subpoenas and investigations are included in the Company’s 2014 Annual Report on Form 10-K, and include subpoenas from the U.S. Drug Enforcement Administration to certain of the Company’s pharmaceutical distribution facilities seeking information and records about the Company’s distribution of certain controlled substances. The Company is currently responding to these requests. In addition, as previously reported, the Company was informed in the third quarter of 2014 of an investigation by the United States Department of Justice through the United States Attorney’s Office for the Northern District of West Virginia of potential claims under the Comprehensive Drug Abuse Prevention and Control Act.  The Company believes that the investigation is focused on the Company’s pharmaceutical distribution of certain controlled substances by its Landover, Maryland distribution center, which closed in 2012.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The total authorization outstanding for repurchases of the Company’s common stock was $340 million at June 30, 2014.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests, net of tax, by component are as follows:

	Quarter Ended June 30,
(In millions)	2014	2013
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax expense of nil and $2 (1)	$98	$(61)

Unrealized gains on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil and nil	(2)	1

Changes in retirement-related benefit plans
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $1 and $4 (2)	3	7
Foreign currency translation adjustments, net of income tax expense of nil and nil	(1)	—
	2	7

Other comprehensive income (loss), net of tax	$98	$(53)

(1)	The first quarter of 2015 includes net foreign currency translation loss of $12 million attributable to noncontrolling interests.

(2)
Pre-tax amount reclassified into cost of sales and operating expenses in the condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in the consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in McKesson’s accumulated other comprehensive loss, net of tax, by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges, Net of Tax	Unrealized Net Loss and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$168	$(11)	$(160)	$(3)

Other comprehensive income (loss) before reclassifications	110	(2)	—	108
Amounts reclassified to earnings and other	—	—	2	2
Other comprehensive income (loss)	110	(2)	2	110
Balance at June 30, 2014	$278	$(13)	$(158)	$107

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

14.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended June 30,
(In millions)	2014	2013
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$34,304	$30,046
International pharmaceutical distribution and services	7,607	—
Medical-Surgical distribution & services	1,379	1,357
Total Distribution Solutions	43,290	31,403

Technology Solutions - products and services	768	836
Total Revenues	$44,058	$32,239

Operating profit
Distribution Solutions	$748	$619
Technology Solutions (2)	68	127
Total	816	746
Corporate Expenses, Net	(108)	(85)
Interest Expense	(101)	(59)
Income from Continuing Operations Before Income Taxes	$607	$602

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)	Technology Solutions operating profit for the quarter ended June 30, 2014 includes a charge of $34 million related to the retained workforce business within our International Technology business.

McKESSON CORPORATION
FINANCIAL REVIEW
(UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
Management’s discussion and analysis of financial condition and results of operations, referred to as the Financial Review, is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying financial notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 previously filed with the SEC on May 14, 2014 (“2014 Annual Report”).
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Certain statements in this report constitute forward-looking statements. See “Factors Affecting Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended June 30,
	2014	2013	Change
Revenues	$44,058	$32,239	37%

Gross Profit	$2,797	$1,930	45%

Operating Expenses	$(2,109)	$(1,275)	65

Income from Continuing Operations Before Income Taxes	$607	$602	1
Income Tax Expense	(182)	(174)	5
Income from Continuing Operations	425	428	(1)
Loss from Discontinued Operations, Net of Tax	(14)	(4)	NM
Net Income	411	424	(3)
Net Income Attributable to Noncontrolling Interests	(8)	—	NM
Net Income Attributable to McKesson Corporation	$403	$424	(5)

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$1.78	$1.84	(3)%
Discontinued Operations	(0.06)	(0.01)	NM
Total	$1.72	$1.83	(6)

Weighted Average Diluted Common Shares	235	232	1%
NM – not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues for the first quarter of 2015 increased compared to the same period a year ago primarily reflecting our February 2014 acquisition of Celesio AG (“Celesio”), our mix of business and market growth. Market growth includes growing drug utilization and price increases, partially offset by price deflation associated with brand to generic drug conversion.
Gross profit and gross profit margin increased in the first quarter of 2015 primarily due to our acquisition of Celesio and growth in our North American distribution and services business, partially offset by a decline in our Technology Solutions segment. Gross profit in the first quarter of 2015 includes a LIFO-related inventory charge of $98 million; no charge was incurred in the first quarter of 2014.
Operating expenses increased in the first quarter of 2015 primarily due to our acquisition of Celesio, including higher intangible asset amortization and increases in acquisition-related expenses, and higher compensation and benefit costs.
Income from continuing operations before income taxes for the first quarter of 2015 increased slightly as higher gross profit was almost fully offset by higher operating and interest expense. Interest expense increased primarily due to our Celesio acquisition.
Net income attributable to McKesson Corporation for the first quarters of 2015 and 2014 was $403 million and $424 million. Diluted earnings per common share attributable to McKesson for the first quarters of 2015 and 2014 were $1.72 and $1.83.
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the acquisition, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. The Acquisition was initially funded by utilizing a senior bridge loan, our existing accounts receivable sales facility and cash on hand. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company is one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide.
Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of acquisition.
Revenues:

	Quarter Ended June 30,
(Dollars in millions)	2014	2013	Change
Distribution Solutions
North America pharmaceutical distribution & services	$34,304	$30,046	14%
International pharmaceutical distribution & services	7,607	—	NM
Medical-Surgical distribution & services	1,379	1,357	2
Total Distribution Solutions	43,290	31,403	38

Technology Solutions - products and services	768	836	(8)
Total Revenues	$44,058	$32,239	37
Revenues for the first quarter of 2015 increased 37% to $44.1 billion compared to the same period a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues.
Distribution Solutions: North America pharmaceutical distribution and services revenues increased in the first quarter of 2015 primarily due to our mix of business and market growth, reflecting growing drug utilization and price increases. These increases were partially offset by price deflation associated with brand to generics drug conversion. International pharmaceutical distribution and services revenues of $7.6 billion in the first quarter of 2015 represent revenues from Celesio, acquired in the fourth quarter of 2014. Medical-Surgical distribution and services revenues increased primarily due to market growth.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Technology Solutions: Technology Solutions revenues decreased primarily due to a decline in software product revenues and the planned elimination of a product line, partially offset by a higher volume of claims processing.
Gross Profit:

	Quarter Ended June 30,
(Dollars in millions)	2014	2013	Change
Gross Profit
Distribution Solutions	$2,458	$1,520	62%
Technology Solutions	339	410	(17)
Total	$2,797	$1,930	45
Gross Profit Margin
Distribution Solutions	5.68%	4.84%	84	bp
Technology Solutions	44.14	49.04	(490)
Total	6.35	5.99	36
bp - basis points
Gross profit increased 45% to $2.8 billion and as a percentage of revenue, gross profit margin increased 36 bp in the first quarter compared to the same period a year ago. These increases primarily reflect an increase in our Distribution Solutions operating segment, including our acquisition of Celesio.
Distribution Solutions
Distribution Solutions segment’s gross profit margin increased primarily due to our acquisition of Celesio and growth in our North American distribution and services business which reflects sales of higher margin generic drugs and an increase in buy margin, partially offset by a decrease in sell margin. Buy margin includes volume and timing of compensation from pharmaceutical manufacturers.
Our last-in, first-out (“LIFO”) net inventory expense was $98 million in the first quarter of 2015 compared to nil in the first quarter of 2014. Our North American distribution and services business uses the LIFO method of accounting for the majority of its inventories which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The practice in the businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses.  A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory.
As a result of historical cumulative net price deflation from 2005 to 2013, we had a lower-of-cost or market (“LCM”) reserve of $60 million at March 31, 2013 which reduced pharmaceutical inventories at LIFO to market.   In the first quarter of 2014, $37 million of the LCM reserve was released, resulting in an increase in gross profit. As of March 31, 2014, inventories at LIFO did not exceed market.
Technology Solutions
Technology Solutions segment’s gross profit and gross profit margin decreased primarily reflecting a pre-tax non-cash charge of $32 million for depreciation and amortization as described further below. Additionally, gross profit decreased as a result of a decline in revenue.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

In 2014, we committed to a plan to sell our International Technology and Hospital Automation businesses from our Technology Solutions segment and certain businesses from our Distributions Solutions segment.  As required, we classified the results of operations and cash flows of these businesses as discontinued operations for all periods presented in our consolidated financial statements in 2014 and depreciation and amortization expense was not recognized.
During the first quarter of 2015, we entered into an agreement to sell the software business within our International Technology business. We completed the sale of the software business on July 1, 2014 and no material gain or loss is anticipated. During the first quarter of 2015, we also decided to retain the workforce business within our International Technology business. This business consists of workforce management solutions for the National Health Service in the United Kingdom, which we now intend to wind down in 2016. As a result, we reclassified the workforce business, which had been designated as a discontinued operation since the first quarter of 2014, as a continuing operation for all periods presented. During the first quarter of 2015, we also recorded a non-cash pre-tax charge of $34 million ($27 million after-tax) primarily relating to depreciation and amortization expense for 2014 when the business was classified as held for sale. The non-cash charge was recorded in our condensed consolidated statement of operations as follows: $32 million in cost of sales and $2 million in operating expenses.
Operating Expenses and Other Income, Net:

	Quarter Ended June 30,
(Dollars in millions)	2014	2013	Change
Operating Expenses
Distribution Solutions	$1,728	$905	91%
Technology Solutions	271	283	(4)
Corporate	110	87	26
Total	$2,109	$1,275	65

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.99%	2.88%	111	bp
Technology Solutions	35.29	33.85	144
Total	4.79	3.95	84

Other Income, Net
Distribution Solutions	$18	$4	NM
Technology Solutions	—	—	NM
Corporate	2	2	NM
Total	$20	$6	NM
Operating expenses and operating expenses as a percentage of revenues increased in the first quarter of 2015 primarily due to our acquisition of Celesio, including higher intangible asset amortization and increases in acquisition-related expenses, and higher compensation and benefit costs.
Distribution Solutions segment’s operating expenses and operating expenses as a percentage of revenue increased in the first quarter of 2015 primarily due to our Celesio acquisition.
Technology Solutions segment’s operating expenses in the first quarter of 2015 decreased slightly primarily due to lower compensation and benefit costs.
Corporate expenses for the first quarter of 2015 increased primarily due to higher compensation and benefit costs and increases in acquisition-related expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions by the Company were $49 million and $13 million in the first quarters of 2015 and 2014. Expenses for the first quarter of 2015 were primarily related to our acquisition of Celesio and expenses for the first quarter of 2014 primarily pertained to our 2013 acquisition of PSS World Medical.
Acquisition expenses and related adjustments were as follows:

	Quarter Ended June 30,
(Dollars in millions)	2014	2013
Operating Expenses
Integration related expenses	$29	$8
Severance and relocation	17	5
Transaction closing expenses	3	—
Total Acquisition Expenses and Related Adjustments	$49	$13
During the first quarter of 2015, amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company increased by $59 million compared to a year ago primarily reflecting our Celesio acquisition. Amortization expense by segment was as follows:

	Quarter Ended June 30,
(Dollars in millions)	2014	2013
Distribution Solutions	$118	$54
Technology Solutions	12	17
Total	$130	$71
Other Income, Net: Other income, net increased in the first quarter of 2015 compared to the same period a year ago primarily due to our acquisition of Celesio.
Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended June 30,
(Dollars in millions)	2014	2013	Change
Segment Operating Profit (1)
Distribution Solutions	$748	$619	21%
Technology Solutions	68	127	(46)
Subtotal	816	746	9
Corporate Expenses, Net	(108)	(85)	27
Interest Expense	(101)	(59)	71
Income from Continuing Operations Before Income Taxes	$607	$602	1

Segment Operating Profit Margin
Distribution Solutions	1.73%	1.97%	(24)	bp
Technology Solutions	8.85	15.19	(634)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit Margin: Operating profit margin for our Distribution Solutions segment decreased in the first quarter of 2015 primarily due to higher operating expenses as a percentage of revenues, partially offset by an increase in gross profit margin. Operating profit margin for Technology Solutions segment decreased in the first quarter of 2015 primarily due to a non-cash pre‑tax charge of $34 million recorded in connection with the reclassification of the workforce business within our International Technology business from discontinued operations to continuing operations.
Corporate: Corporate expenses, net of other income for the first quarter of 2015 increased primarily due to increases in acquisition-related expenses and higher compensation and benefit costs.
Interest Expense: Interest expense for the first quarter of 2015 increased primarily due to the March 2014 issuance of $4.1 billion of new debt issued to fund the acquisition of Celesio and due to interest on Celesio’s debt. These increases were partially offset by the repayment of $350 million of the current portion of our long-term debt in February 2014.
Income Taxes: Our reported income tax rates for the first quarters of 2015 and 2014 were 30.0% and 28.9%. Fluctuations in our reported income tax rates are primarily due to varying proportions of income attributable to foreign countries that have lower income tax rates and discrete tax items. Income tax expense for the first quarters of 2015 and 2014 included net discrete tax benefits of $12 million and $5 million.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net of tax, was $14 million and $4 million for the first quarters of 2015 and 2014. Diluted loss per common share from discontinued operations for the first quarter of 2015 was $0.06 compared to $0.01 for the same period a year ago.
Net income attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $403 million and  $424 million, and diluted earnings per common share attributable to McKesson Corporation were $1.72 and $1.83.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 235 million and 232 million for the first quarters of 2015 and 2014. The weighted average diluted number of shares outstanding increased primarily due to the issuance of share-based awards.
Business Combinations
As previously discussed, on February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired. Upon the acquisition, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. From February 7 to March 31, 2014, substantially all of the convertible bonds issued by Celesio (held by both third parties and us) were converted to 20.9 million common shares of Celesio. During the first quarter of 2015, we completed tender offers and we acquired approximately 1 million common shares of Celesio at €23.50 per share for a total of $32 million in cash, and the remaining convertible bonds were fully converted to 42,238 common shares of Celesio. At June 30, 2014 and March 31, 2014, we owned approximately 75.9% and 75.4% of Celesio’s outstanding and fully diluted common shares.
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary Dragonfly GmbH & Co. KGaA, entered into a domination and profit and loss transfer agreement (the “Agreement”). Under the Agreement, Celesio will subordinate its management to McKesson and undertake to transfer all of its annual profits to McKesson, and McKesson will undertake to compensate any annual losses incurred by Celesio and to grant, subject to a potential court review, the noncontrolling shareholders of Celesio (i) an annual recurring compensation of €0.83 per Celesio share and (ii) a put right for their Celesio shares at €22.99 per Celesio share. On July 15, 2014, the Agreement was approved at the general shareholders’ meeting of Celesio. The Agreement becomes effective upon its registration in the commercial register of Celesio at the local court of Stuttgart, Germany. Celesio’s obligation to transfer its annual profits under the Agreement will apply for the first time for the entire profit generated in Celesio’s fiscal period beginning on January 1, 2015 or the subsequent fiscal year in which the Agreement becomes effective. McKesson’s obligation to compensate the annual losses of Celesio under the Agreement will apply for the first time for the full fiscal period of Celesio during which the Agreement becomes effective. We currently anticipate the Agreement to be effective by the end of the calendar year, at which time, we will obtain operational control of Celesio.
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
Operating activities generated cash of $182 million and $716 million during the first quarters of 2015 and 2014. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements.
Investing activities utilized cash of $112 million and $184 million during the first quarters of 2015 and 2014. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software.
Financing activities utilized cash of $167 million and $73 million during the first quarters of 2015 and 2014. Financing activities for the first quarter of 2015 include cash receipts of $917 million and payments of $759 million for short-term borrowings incurred by Celesio. Long-term debt repayments for the first quarter of 2015 were primarily cash paid on Celesio’s promissory notes. Financing activities for the first quarter of 2014 include $100 million of cash received and repayment of short-term borrowings. Additionally, financing activities for the first quarters of 2015 and 2014 included $102 million and $127 million of cash paid for stock repurchases, including shares surrendered for tax withholding.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at June 30, 2014. Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	June 30, 2014	March 31, 2014
Cash and cash equivalents	$4,105	$4,193
Working capital	4,728	3,072
Debt, net of cash and cash equivalents	6,568	6,526
Debt to capital ratio (1)	54.3%	55.7%
Net debt to net capital employed (2)	42.2	43.4
Return on stockholders’ equity (3)	15.2	16.2

(1)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity excluding noncontrolling interests.

(2)
Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and McKesson stockholders’ equity excluding noncontrolling interests (“net capital employed”).

(3)	Ratio is computed as net income attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity excluding noncontrolling interests.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

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
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short‑term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds. Within the Celesio operations, the majority of deposits are placed in Germany with only banks that are part of deposit protection programs.
Our cash and cash equivalents balance as of June 30, 2014 included approximately $1.9 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our ratio of net debt to net capital employed decreased slightly in 2015.
Effective 2014, the Company’s quarterly dividend is $0.24 per common share for dividends declared on or after such date by the Board. The Company anticipates that it will continue to pay quarterly cash dividends in the future.  However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements and other factors.
Credit Resources
We fund our working capital requirements primarily with cash and cash equivalents, as well as, short-term borrowings under the accounts receivable sales facility, revolving credit facility and from commercial paper issuances.
Celesio Debt
Upon the acquisition of Celesio, as required, we consolidated Celesio’s debt including their accounts receivable factoring facilities (the “Factoring Facilities”) with a total committed and uncommitted balance of $315 million. The Factoring Facilities will expire through September 2015. During the first quarter of 2015, we borrowed and repaid $758 million and $746 million of short-term borrowings under the Factoring Facilities. At June 30, 2014 and March 31, 2014, there were $258 million and $246 million in secured borrowings and related securitized accounts receivable outstanding under the Factoring Facilities.
Celesio also maintains a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018. Borrowings under this facility bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. There were no borrowings under this facility during the first quarter of 2015 and there were no amounts outstanding under this facility as of June 30, 2014 and March 31, 2014.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Celesio also maintains bilateral credit lines with a total committed and uncommitted balance of $2.0 billion. During the first quarter of 2015, Celesio borrowed and repaid $159 million and $30 million under these credit lines primarily relating to short‑term borrowings. As of June 30, 2014 and March 31, 2014, there were $321 million and $188 million outstanding under these credit lines.
Accounts Receivable Sales Facility
We have an accounts receivable sales facility (the “Facility”) with a committed balance of $1.35 billion, although from time to time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The Facility will expire in November 2014 and we anticipate renewing the Facility before its expiration.
During the first quarter of 2015, there were no borrowings under the Facility. During the first quarter of 2014, we borrowed and repaid $100 million of short-term borrowings under the Facility. At June 30, 2014 and March 31, 2014, there were no short‑term borrowings and related securitized accounts receivable outstanding under the Facility.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first quarters of 2015 and 2014. As of June 30, 2014 and March 31, 2014, there were no amounts outstanding under this facility.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal financial covenant is our U.S. dollar denominated debt to capital ratio under our $1.3 billion unsecured revolving credit facility, which cannot exceed 65%. For the purpose of calculating this ratio, borrowings under the $1.35 billion accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of June 30, 2014 and March 31, 2014, we were in compliance with our financial covenants.
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
FINANCIAL REVIEW (CONCLUDED)
(UNAUDITED)

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or the negative of these words and other comparable terminology. The discussion of financial trends, strategy, plans or intentions may also include forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the following factors. The reader should not consider this list to be a complete statement of all potential risks and uncertainties:

▪	changes in the U.S. healthcare industry and regulatory environment;

▪	changes in the Canadian healthcare industry and regulatory environment;

▪	changes in the European regulatory environment;

▪	foreign operations subject us to a number of operating, economic, political and regulatory risks;

▪	the Company’s ability to successfully identify, consummate and integrate strategic acquisitions;

▪	material adverse resolution of pending legal proceedings;

▪	European economic conditions together with austerity measures taken by certain European governments;

▪	competition;

▪	substantial defaults in payments or a material reduction in purchases by, or the loss of, a large customer or group purchasing organization;

▪	the loss of government contracts as a result of compliance or funding challenges;

▪	public health issues in the United States or abroad;

▪	implementation delay, malfunction, failure or breach of internal information systems;

▪	the adequacy of insurance to cover property loss or liability claims;

▪
the Company’s failure to attract and retain customers for its software products and solutions due to integration and implementation challenges, or due to an inability to keep pace with technological advances;

▪	the Company’s proprietary products and services may not be adequately protected, and its products and solutions may be found to infringe on the rights of others;

▪	system errors or failure of our technology products and solutions to conform to specifications;

▪	disaster or other event causing interruption of customer access to the data residing in our service centers;

▪	the delay or extension of our sales or implementation cycles for external software products;

▪	changes in circumstances that could impair our goodwill or intangible assets;

▪	new or revised tax legislation or challenges to our tax positions;

▪	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to the Company, its customers or suppliers;

▪	changes in accounting principles generally accepted in the United States of America; and

▪	significant liability if we withdraw from participation in one or more multiemployer pension plans.

These and other risks and uncertainties are described herein and in other information contained in our publicly available Securities and Exchange Commission filings and press releases. Readers are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date such statements were first made. Except to the extent required by law, we undertake no obligation to publicly release the result of any revisions to our forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

McKESSON CORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We believe there has been no material change in our exposure to risks associated with fluctuations in interest and foreign currency exchange rates as disclosed in our 2014 Annual Report on Form 10-K.

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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company acquired Celesio on February 6, 2014 and is in the process of reviewing the internal control structure of Celesio. If necessary, the Company will make appropriate changes as it integrates Celesio into the Company’s overall internal control over financial reporting processes.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Financial Note 12, “Commitments and Contingent Liabilities,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at June 30, 2014.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the first quarter of 2015.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2014 – April 30, 2014	—	$—	—	$340
May 1, 2014 – May 31, 2014	—	—	—	340
June 1, 2014 – June 30, 2014	—	—	—	340
Total	—		—	340

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
None

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Form of Statement and Terms and Conditions applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	July 31, 2014	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	July 31, 2014	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller