Form 10-Q
period 2014-09-30
MCKESSON CORP
filed 2014-10-28
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	September 30, 2014
Common stock, $0.01 par value	231,881,751 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues	$44,758	$32,985	$88,816	$65,224
Cost of Sales	(41,835)	(30,964)	(83,096)	(61,273)
Gross Profit	2,923	2,021	5,720	3,951

Operating Expenses	(2,135)	(1,300)	(4,244)	(2,560)
Litigation Charges	—	(35)	—	(50)
Total Operating Expenses	(2,135)	(1,335)	(4,244)	(2,610)
Operating Income	788	686	1,476	1,341
Other Income, Net	24	9	44	15
Interest Expense	(99)	(59)	(200)	(118)
Income from Continuing Operations Before Income Taxes	713	636	1,320	1,238
Income Tax Expense	(222)	(213)	(404)	(387)
Income from Continuing Operations	491	423	916	851
Loss from Discontinued Operations, Net of Tax	(14)	(19)	(28)	(23)
Net Income	477	404	888	828
Net Income Attributable to Noncontrolling Interests	(8)	—	(16)	—
Net Income Attributable to McKesson Corporation	$469	$404	$872	$828

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.05	$1.82	$3.83	$3.66
Discontinued operations	(0.06)	(0.08)	(0.12)	(0.10)
Total	$1.99	$1.74	$3.71	$3.56
Basic
Continuing operations	$2.08	$1.85	$3.89	$3.73
Discontinued operations	(0.06)	(0.09)	(0.12)	(0.10)
Total	$2.02	$1.76	$3.77	$3.63

Dividends Declared Per Common Share	$0.24	$0.24	$0.48	$0.44

Weighted Average Common Shares
Diluted	235	233	235	232
Basic	232	229	231	228

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net Income	$477	$404	$888	$828

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period	(677)	100	(579)	39

Unrealized losses on cash flow hedges arising during period	—	(2)	(2)	(1)

Retirement-related benefit plans	6	4	8	11
Other Comprehensive Income (Loss), Net of Tax	(671)	102	(573)	49

Comprehensive Income (Loss)	(194)	506	315	877
Comprehensive Loss Attributable to Noncontrolling Interests	131	—	135	—
Comprehensive Income (Loss) Attributable to McKesson Corporation	$(63)	$506	$450	$877

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$3,804	$4,193
Receivables, net	15,391	14,193
Inventories, net	14,063	13,308
Prepaid expenses and other	621	879
Total Current Assets	33,879	32,573
Property, Plant and Equipment, Net	2,174	2,222
Goodwill	10,095	9,927
Intangible Assets, Net	4,099	5,022
Other Assets	1,985	2,015
Total Assets	$52,232	$51,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$22,656	$21,429
Short-term borrowings	525	346
Deferred revenue	1,003	1,236
Deferred tax liabilities	1,734	1,588
Current portion of long-term debt	427	1,424
Other accrued liabilities	2,992	3,478
Total Current Liabilities	29,337	29,501
Long-Term Debt	9,620	8,949
Other Noncurrent Liabilities	2,749	2,991
Commitments and Contingent Liabilities (Note 13)
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at September 30, 2014 and March 31, 2014, 383 and 381 shares issued at September 30, 2014 and March 31, 2014	4	4
Additional Paid-in Capital	6,759	6,552
Retained Earnings	12,211	11,453
Accumulated Other Comprehensive Loss	(425)	(3)
Other	(7)	23
Treasury Shares, at Cost, 151 and 150 at September 30, 2014 and March 31, 2014	(9,611)	(9,507)
Total McKesson Corporation Stockholders’ Equity	8,931	8,522
Noncontrolling Interests	1,595	1,796
Total Equity	10,526	10,318
Total Liabilities and Equity	$52,232	$51,759

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
Operating Activities
Net income	$888	$828
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	543	332
Deferred taxes	110	151
Charges associated with last-in-first-out inventory method	192	44
Share-based compensation expense	82	73
Other non-cash items	18	18
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,535)	(393)
Inventories	(1,161)	(235)
Drafts and accounts payable	1,502	344
Deferred revenue	(251)	(232)
Taxes	(66)	3
Litigation charges	—	50
Litigation settlement payments	—	(20)
Other	(157)	(150)
Net cash provided by operating activities	165	813

Investing Activities
Property acquisitions	(191)	(133)
Capitalized software expenditures	(81)	(66)
Acquisitions, net of cash and cash equivalents acquired	(31)	(116)
Other	(4)	41
Net cash used in investing activities	(307)	(274)

Financing Activities
Proceeds from short-term borrowings	1,790	150
Repayments of short-term borrowings	(1,572)	(150)
Proceeds from issuances of long-term debt	7	—
Repayments of long-term debt	(233)	—
Common stock transactions:
Issuances	66	119
Share repurchases, including shares surrendered for tax withholding	(105)	(128)
Dividends paid	(115)	(99)
Other	(6)	71
Net cash used in financing activities	(168)	(37)
Effect of exchange rate changes on cash and cash equivalents	(79)	2
Net (decrease) increase in cash and cash equivalents	(389)	504
Cash and cash equivalents at beginning of period	4,193	2,456
Cash and cash equivalents at end of period	$3,804	$2,960

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
The results of operations for the quarter and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 previously filed with the SEC on May 14, 2014 (“2014 Annual Report”).
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
From February 7 to March 31, 2014, substantially all of the convertible bonds issued by Celesio (held by both third parties and us) were converted into 20.9 million common shares of Celesio. During the first quarter of 2015, we completed tender offers and acquired approximately 1 million common shares of Celesio at €23.50 per share for a total of $32 million in cash, and the remaining convertible bonds were fully converted into 42,238 common shares of Celesio. No additional common shares of Celesio were acquired during the second quarter of 2015. At September 30, 2014 and March 31, 2014, we owned approximately 75.9% and 75.4% of Celesio’s outstanding and fully diluted common shares.
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary Dragonfly GmbH & Co. KGaA, entered into a domination and profit and loss transfer agreement (the “Agreement”). Under the Agreement, Celesio will subordinate its management to McKesson and undertake to transfer all of its annual profits to McKesson, and McKesson will undertake to compensate any annual losses incurred by Celesio and to grant, subject to a potential court review, the noncontrolling shareholders of Celesio (i) an annual recurring compensation of €0.83 per Celesio share and (ii) a put right for their Celesio shares at €22.99 per Celesio share. On July 15, 2014, the Agreement was approved at the general shareholders’ meeting of Celesio. The Agreement becomes effective upon its registration in the commercial register of Celesio at the local court of Stuttgart, Germany. Celesio’s obligation to transfer its annual profits under the Agreement will apply for the first time for the entire profit generated in Celesio’s fiscal period beginning on January 1, 2015 or the subsequent fiscal year in which the Agreement becomes effective. McKesson’s obligation to compensate the annual losses of Celesio under the Agreement will apply for the first time for the full fiscal period of Celesio during which the Agreement becomes effective. On August 15, 2014, Magnetar Capital filed a lawsuit against Celesio with the Stuttgart District Court claiming that the shareholders’ approval of the Agreement was void under the German Stock Corporation Act.  On September 2, 2014, Celesio filed an application for fast track proceedings with the Stuttgart Court of Appeals requesting the release of the action filed by Magnetar Capital and the registration of the Agreement. We continue to anticipate the Agreement will become effective by the end of the calendar year, at which time we will obtain operational control of Celesio.
Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of Acquisition.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional)(1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Receivables	$3,425	$(8)	$3,417
Other current assets, net of cash and cash equivalents acquired	2,413	(3)	2,410
Goodwill	3,570	414	3,984
Intangible assets	3,018	(536)	2,482
Other long-term assets	1,272	(43)	1,229
Current liabilities	(4,096)	2	(4,094)
Short-term borrowings and current portion of long-term debt	(1,990)	—	(1,990)
Long-term debt	(322)	—	(322)
Other long-term liabilities	(1,293)	159	(1,134)
Fair value of net assets, less cash and cash equivalents	5,997	(15)	5,982
Less: Noncontrolling Interests	(1,500)	15	(1,485)
Net assets acquired, less cash and cash equivalents	$4,497	$—	$4,497

(1)	As previously reported in our Form 10-K for the year ended March 31, 2014.
During the first six months of 2015, the fair value measurements of assets acquired and liabilities assumed of Celesio as of the acquisition date were refined. Among the adjustments recorded, the fair value of acquired intangible assets was decreased by $536 million. The fair value was primarily determined by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which were refined during the measurement period, and are considered Level 3 inputs under the fair value measurements and disclosure guidance. These refinements did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. These amounts are subject to change within the measurement period as our fair value assessments are finalized.
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
Noncontrolling interests within the equity section of our accompanying condensed consolidated balance sheet primarily represent our noncontrolling interests in Celesio. We owned approximately 75.9% and 75.4% of Celesio’s outstanding and fully diluted common shares at September 30, 2014 and March 31, 2014.
In April 2014, we completed tender offers and paid $32 million in cash to acquire approximately 1 million additional common shares of Celesio, which increased our ownership share by 0.5% and decreased noncontrolling interests by $35 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

In July 2014, Celesio paid dividends to the noncontrolling shareholders of Celesio totaling $16 million (€0.30 per common share). In addition, on August 5, 2014, Celesio completed the purchase of the remaining 40% ownership interests in Oncoprod S.A., Sao Paulo (“Oncoprod”), a wholesaler for specialty pharmaceuticals in Brazil. Celesio previously held a 60% ownership interest in Oncoprod.
Changes in noncontrolling interests were as follows:

(In millions)	Noncontrolling Interests
Balance, March 31, 2014	$1,796
Net income attributable to noncontrolling interests	16
Other comprehensive income	(151)
Purchase of noncontrolling interests	(63)
Dividends paid to noncontrolling interest shareholders	(16)
Other	13
Balance, September 30, 2014	$1,595
The effect of changes in our ownership interests with noncontrolling interests on our equity of $6 million and $3 million were recorded as a net decrease to McKesson’s stockholders’ paid-in capital during the second quarter and first six months of 2015. Net income attributable to McKesson and transfers from noncontrolling interests amounted to $463 million and $869 million during the second quarter and first six months of 2015.

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
During the third quarter of 2014, we recorded an $80 million pre-tax ($80 million after-tax) non-cash impairment charge to reduce the carrying value of our International Technology business to its estimated net realizable value (fair value less costs to sell). The charge was primarily the result of the terms of the preliminary purchase offers received for this business during the third quarter of 2014. The impairment charge was primarily attributed to goodwill and other long-lived assets and as a result, there was no tax benefit associated with this charge. During the first quarter of 2015, we entered into an agreement to sell the software business within our International Technology business. We completed the sale of this business during the second quarter of 2015, at which time we recorded a pre-tax and after-tax loss of $6 million.
During the first quarter of 2015, we decided to retain the workforce business within our International Technology business. This business consists of workforce management solutions for the National Health Service in the United Kingdom, which we now intend to wind down in 2016. As a result, we reclassified the workforce business, which had been designated as a discontinued operation since the first quarter of 2014, as a continuing operation for all periods presented effective in the first quarter of 2015. During the first quarter of 2015, we also recorded a non-cash pre-tax charge of $34 million ($27 million after-tax) primarily relating to depreciation and amortization expense for 2014 when the business was classified as held for sale. The non-cash charge was recorded in our condensed consolidated statement of operations primarily in cost of sales.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

A summary of results of discontinued operations is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2014	2013	2014	2013
Revenues	$3	$79	$40	$164

Loss from discontinued operations	$(8)	$(25)	$(24)	$(28)
Loss on sale	(6)	—	(6)	—
Loss from discontinued operations before income tax	(14)	(25)	(30)	(28)
Income tax benefit	—	6	2	5
Loss from discontinued operations, net of tax	$(14)	$(19)	$(28)	$(23)
The assets and liabilities of our discontinued operations are classified as held-for-sale effective in 2014. All applicable assets of the businesses to be sold are included under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other accrued liabilities” within our condensed consolidated balance sheet at September 30, 2014 and March 31, 2014. The carrying values of the assets and liabilities classified as held-for-sale were $14 million and $14 million at September 30, 2014 and $267 million and $248 million at March 31, 2014.

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

6.	Income Taxes
During the second quarters of 2015 and 2014, income tax expense related to continuing operations was $222 million and $213 million and included net discrete tax benefit of $6 million and net discrete tax expense of $6 million. During the first six months of 2015 and 2014, income tax expense related to continuing operations was $404 million and $387 million and included net discrete tax benefit of $18 million and net discrete tax expense of nil.
As of September 30, 2014, we had $580 million of unrecognized tax benefits, of which $424 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $158 million. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
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
During the first quarter of 2015, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to years 2003 through 2006 and recognized a discrete tax benefit of $17 million to record a previously unrecognized tax benefit. During the second quarter of 2015, we paid additional taxes of $21 million, which were previously accrued.
The IRS is currently examining our U.S. corporation income tax returns for 2007 through 2009. The CRA is currently examining our Canadian income tax returns for 2011 through 2013. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We report interest and penalties on tax deficiencies as income tax expense. During the first six months of 2015, we recognized income tax expense of $7 million, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At September 30, 2014, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $161 million.

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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Income from continuing operations	$491	$423	$916	$851
Net income attributable to noncontrolling interests	(8)	—	(16)	—
Income from continuing operations attributable to McKesson	483	423	900	851
Loss from discontinued operations, net of tax	(14)	(19)	(28)	(23)
Net income attributable to McKesson	$469	$404	$872	$828

Weighted average common shares outstanding:
Basic	232	229	231	228
Effect of dilutive securities:
Options to purchase common stock	1	2	2	1
Restricted stock units	2	2	2	3
Diluted	235	233	235	232

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.05	$1.82	$3.83	$3.66
Discontinued operations	(0.06)	(0.08)	(0.12)	(0.10)
Total	$1.99	$1.74	$3.71	$3.56
Basic
Continuing operations	$2.08	$1.85	$3.89	$3.73
Discontinued operations	(0.06)	(0.09)	(0.12)	(0.10)
Total	$2.02	$1.76	$3.77	$3.63

(1)	Certain computations may reflect rounding adjustments.
Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. Approximately 1 million and 1 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended September 30, 2014 and 2013 and 2 million and 3 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the six months ended September 30, 2014 and 2013, as they were anti-dilutive.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

8.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2014	$8,078	$1,849	$9,927
Goodwill acquired	20	—	20
Acquisition accounting and other	419	—	419
Foreign currency translation adjustments and other	(264)	(7)	(271)
Balance, September 30, 2014	$8,253	$1,842	$10,095
As of September 30, 2014 and March 31, 2014, the accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	September 30, 2014				March 31, 2014
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	9	$2,929	$(1,003)	$1,926	$3,384	$(863)	$2,521
Service agreements	16	1,009	(202)	807	995	(173)	822
Pharmacy licenses	26	995	(43)	952	1,219	(11)	1,208
Trademarks and trade names	15	360	(73)	287	371	(59)	312
Technology	3	217	(178)	39	219	(173)	46
Other	4	169	(81)	88	165	(52)	113
Total		$5,679	$(1,580)	$4,099	$6,353	$(1,331)	$5,022
Amortization expense of intangible assets was $131 million and $261 million for the quarter and six months ended September 30, 2014 and $70 million and $141 million for the quarter and six months ended September 30, 2013. Estimated annual amortization expense of these assets is as follows: $254 million, $465 million, $426 million, $405 million and $381 million for the remainder of 2015 and each of the succeeding years through 2019 and $2,168 million thereafter. All intangible assets were subject to amortization as of September 30, 2014 and March 31, 2014.

9.	Debt and Financing Activities
Celesio Debt
Upon the acquisition of Celesio, as required, we consolidated Celesio’s debt including corporate bonds consisting of 4.00% bonds due October 18, 2016 and 4.50% bonds due April 26, 2017. At September 30, 2014 and March 31, 2014, $458 million and $507 million of the 4.00% bonds and $666 million and $737 million of the 4.50% bonds, for a total of $1,124 million and $1,244 million, were outstanding. As of March 31, 2014, these bonds were classified within current liabilities as bondholders had the option to redeem the bonds at par value plus accrued interest. This redemption option expired during the first quarter of 2015 and the remaining bonds outstanding will mature according to their respective maturity dates. Accordingly, as of September 30, 2014, these bonds are classified as long-term debt.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

We also consolidated Celesio’s accounts receivable factoring facilities (the “Factoring Facilities”) with a total committed balance of $315 million. The Factoring Facilities will expire through September 2015. During the first six months of 2015, Celesio borrowed and repaid $1,575 million and $1,545 million of short-term borrowings under the Factoring Facilities. At September 30, 2014 and March 31, 2014, there were $245 million and $246 million in secured borrowings and related accounts receivable outstanding under the Factoring Facilities.
Celesio also maintains a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018.  Borrowings under this facility bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. There were no borrowings under this facility during the first six months of 2015 and there were no amounts outstanding under this facility as of September 30, 2014 and March 31, 2014.
Celesio also maintains bilateral credit lines with a total committed and uncommitted balance of $1.8 billion. During the first six months of 2015, Celesio borrowed and repaid $223 million and $44 million under these credit lines primarily relating to short‑term borrowings. As of September 30, 2014 and March 31, 2014, there were $349 million and $188 million outstanding under these credit lines.
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
During the first six months of 2015, there were no borrowings under the Facility. During the first six months of 2014, we borrowed and repaid $150 million of short-term borrowings under the Facility. At September 30, 2014 and March 31, 2014, there were no short‑term borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At September 30, 2014 and March 31, 2014, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2015 and 2014. As of September 30, 2014 and March 31, 2014, there were no amounts outstanding under this facility.

10.	Pension Benefits
Net periodic expense for the defined pension benefit plans of the Company and Celesio were $12 million and $23 million for the second quarter and first six months of 2015 and $10 million and $21 million for the second quarter and first six months of 2014. Cash contributions to these plans were $16 million and $31 million for the second quarter and first six months of 2015 and $1 million and $6 million for the second quarter and first six months 2014. The increase in contributions in 2015 compared to 2014 is primarily related to defined benefit pension plans of Celesio, which we acquired in the fourth quarter of 2014.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The net periodic expense for our pension plans, which includes net pension expense for Celesio in 2015, is as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Quarter Ended September 30,		Quarter Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost - benefits earned during the year	$—	$1	$5	$1	$1	$2	$9	$2
Interest cost on projected benefit obligation	4	5	9	2	9	10	18	3
Expected return on assets	(5)	(5)	(8)	(2)	(11)	(10)	(15)	(4)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	6	7	1	1	10	16	2	2
Net periodic pension expense	$5	$8	$7	$2	$9	$18	$14	$3
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

11.	Hedging Activities
In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. At times, we limit these risks through the use of derivatives such as interest rate swaps and forward foreign exchange contracts. In accordance with our policy, derivatives are only used for hedging purposes. We do not use derivatives for trading or speculative purposes.
Foreign currency rate risk
The majority of McKesson’s operations are conducted in U.S. dollars; however, certain assets and liabilities, revenues and expense and purchasing activities are incurred in and exposed to other currencies. We have certain foreign currency rate risk programs that manage the impact of foreign currency fluctuation. These programs are utilized on a transactional basis when we consider there to be a risk in fair value or volatility in cash flows. These programs reduce but do not entirely eliminate foreign currency rate risk.
We enter into forward contracts and foreign currency options to hedge against cash flows denominated primarily in Canadian dollars, Euros and British pounds. At September 30, 2014 and March 31, 2014, forward contracts having a total notional value of $463 million were designated for hedge accounting. These contracts will mature between March 2015 and March 2020. Changes in the fair values for contracts designated for hedge accounting are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings; amounts recorded to earnings for these contracts were not material during the quarter and six months ended September 30, 2014 and 2013. Changes in the fair values for contracts not designated for hedge accounting are recorded directly to earnings; amounts recorded to earnings for these contracts were not material during the quarter and six months ended September 30, 2014 and 2013. All forward contracts were designated for hedge accounting during the first six months of 2015.
Celesio has a number of forward contracts to hedge against cash flows denominated primarily in British pounds and other European currencies. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency loans and will mature from October 2014 to June 2015. None of these contracts were designated for hedge accounting and accordingly, net losses from the changes in the fair value of these contracts of $30 million and $50 million were recorded within operating expenses during the second quarter and first six months of 2015. However, the losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans. At September 30, 2014 and March 31, 2014, the total notional values of these contracts were $1,325 million and $1,091 million.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Interest rate risk
From time to time, Celesio has entered into interest rate swaps to hedge the interest rate risk associated with Celesio’s variable rate debt. Interest rate swaps have been used to modify the market risk exposures in connection with the variable rate debt to achieve primarily Euro dollar fixed rate interest expense. The interest rate swap transactions generally involve the exchange of floating or fixed interest payments. Celesio’s interest rate swaps that were outstanding at March 31, 2014 all matured during the first six months of 2015. These contracts were not designated for hedge accounting and, accordingly, changes in the fair value of the swaps were recorded directly in earnings. At September 30, 2014 and March 31, 2014, the total gross notional values of these contracts were nil and $96 million. Amounts recorded to earnings were not material during the first six months of 2015.
Information regarding the fair value of derivatives is as follows:

	Balance Sheet Caption	September 30, 2014			March 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$5	$—	$64	$4	$—	$64
Foreign exchange contracts (non-current)	Other assets	30	—	399	27	—	399
Total		$35	$—		$31	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$3	$—	$199	$2	$—	$255
Foreign exchange contracts (current)	Other accrued liabilities	—	47	1,126	—	13	836
Interest rate swap contracts (current)	Other accrued liabilities	—	—	—	—	1	96
Total		$3	$47		$2	$14
Refer to Financial Note 12, "Fair Value Measurements," for more information on these recurring fair value measurements.

12.	Fair Value Measurements
At September 30, 2014 and March 31, 2014, the carrying amounts of cash, cash equivalents, restricted cash, marketable securities receivables, drafts and accounts payable and other current liabilities generally approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $10.0 billion and $10.5 billion at September 30, 2014 and $10.4 billion and $10.8 billion at March 31, 2014. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs, and may not be representative of actual values that could have been realized or that will be realized in the future.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Included in cash and cash equivalents at September 30, 2014 and March 31, 2014 were investments in money market funds, time deposits and repurchase agreements of $3.1 billion and $2.9 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.
Fair values of our forward foreign currency derivatives were determined using quoted market prices of similar instruments in an active market and other observable inputs from available market information.  These inputs are considered Level 2 under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future. Refer to Financial Note 11, "Hedging Activities," for more information on our forward foreign currency derivatives.
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and six months ended September 30, 2014 and 2013.

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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Litigation, Government Subpoenas and Investigations
As previously disclosed, on May 21, 2014, four hedge funds managed by Magnetar Capital filed a complaint against Dragonfly GmbH & Co KGaA (“Dragonfly”), a wholly-owned subsidiary of the Company, in a German court in Frankfurt, Germany, alleging that Dragonfly violated German takeover law in connection with the Company’s acquisition of Celesio by paying more to some holders of Celesio’s convertible bonds than it paid to the shareholders of Celesio’s stock, Magnetar Capital Master Fund Ltd. et al. v. Dragonfly GmbH & Co KGaA, (No. 3-05 O 44/14).  Dragonfly filed its Statement of Defense on August 5, 2014, and Magnetar filed a reply on September 18, 2014. The initial oral hearing in the matter is set for November 18, 2014.
On August 1, 2014, U.S. Oncology Specialty, LP (“USOS”), an indirect wholly-owned subsidiary of the Company, filed a motion to dismiss the previously reported qui tam complaint filed in the United States District Court for the Eastern District of New York by a relator, purportedly on behalf of the United States and twelve states, against USOS and fifteen oncology practices, United States ex rel. Hanks v. U.S. Oncology Specialty, LP, et al., (CV 04-3983 (SJ)).  The United States chose not to intervene.  The Court has not yet ruled on USOS’s motion to dismiss.
On July 25, 2012, a qui tam complaint was filed under seal in the United States District Court for the Middle District of Tennessee against the Company by a relator on behalf of the United States, United States ex rel. Terrell W. Fox v. McKesson Corporation, et al., Civil Action No. 3:12-cv-766.  In August 2014, McKesson, the United States, and the relator reached a settlement of the litigation, resolving the previously reported investigation regarding the distribution procedures with respect to the Vaccine for Children’s Program administered by the Centers for Disease Control and Prevention.  On August 8, 2014, the United States intervened for purposes of settlement and dismissal of the action.  On August 11, 2014, the court entered orders unsealing and dismissing the action.
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry, as well as to substantial settlements. Examples of such subpoenas and investigations are included in the Company’s 2014 Annual Report on Form 10-K, and include subpoenas from the U.S. Drug Enforcement Administration to certain of the Company’s pharmaceutical distribution facilities seeking information and records about the Company’s distribution of certain controlled substances. The Company continues to receive and respond to these requests. In addition, as previously reported, the Company was informed in the third quarter of 2014 of an investigation by the United States Department of Justice through the United States Attorney’s Office for the Northern District of West Virginia of potential claims under the Comprehensive Drug Abuse Prevention and Control Act relating to the Company’s pharmaceutical distribution of certain controlled substances by its Landover, Maryland distribution center, which closed in 2012. The Company has also received in the second quarter of 2015 a letter from the United States Attorney’s Office for the District of Colorado advising of an investigation and similar potential claims relating to the Company’s distribution of certain controlled substances by its Aurora, Colorado distribution center. The Department of Justice and other United States Attorney’s offices are also involved in the distribution center investigations.
Average Wholesale Price Litigation and Claims
The Company has a reserve relating to Average Wholesale Price (“AWP”) public entity claims.  AWP involves a benchmark which is utilized by some public and private payers to calculate a portion of the amount that pharmacies and other providers are reimbursed for dispensing certain covered prescription drugs. Our AWP litigation reserve is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. During the second quarter and first six months of 2014, we recorded a pre-tax charge of $35 million and $50 million relating to these claims within our Distribution Solutions segment. At September 30, 2014 and March 31, 2014, the AWP litigation reserve was $5 million, which was included in other current liabilities in the condensed consolidated balance sheets.

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
The Company made no share repurchases during the second quarter and first six months of 2015 and nil and 0.2 million share repurchases during the second quarter and first six months of 2014.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at September 30, 2014.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests, net of tax, by component are as follows:

	Quarter Ended September 30,		Six Months Ended September 30
(In millions)	2014	2013	2014	2013
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax benefit of nil, $2, nil and nil (1)	$(667)	$56	$(569)	$(5)
Reclassified to income statement, net of income tax expense of nil, $24, nil and $24(2)	(10)	44	(10)	44
	(677)	100	(579)	39

Unrealized losses on cash flow hedges
Unrealized losses on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	—	(2)	(2)	(1)

Changes in retirement-related benefit plans
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $2, $2, $3 and $6 (3)	3	6	6	13
Foreign currency translation adjustments, net of income tax expense of nil, nil, nil and nil	3	(3)	2	(3)
Reclassified to income statement, net of income tax expense of nil, $1, nil and $1	—	1	—	1
	6	4	8	11

Other comprehensive income (loss), net of tax	$(671)	$102	$(573)	$49

(1)	The second quarter and first six months of 2015 include net foreign currency translation losses of $139 million and $151 million attributable to noncontrolling interests.

(2)
The second quarter and first six months of 2014 reflect net foreign currency losses of $44 million reclassified from accumulated other comprehensive income to other income within our consolidated statement of operations due to our sale of our 49% equity interest in Nadro.

(3)
Pre-tax amount reclassified into cost of sales and operating expenses in the condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in McKesson’s accumulated other comprehensive loss, net of tax, by component are as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Losses on Cash Flow Hedges, Net of Tax	Unrealized Net Loss and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$168	$(11)	$(160)	$(3)

Other comprehensive income (loss) before reclassifications	(418)	(2)	—	(420)
Amounts reclassified to earnings and other	(10)	—	8	(2)
Other comprehensive income (loss)	(428)	(2)	8	(422)
Balance at September 30, 2014	$(260)	$(13)	$(152)	$(425)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

15.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In millions)	2014	2013	2014	2013
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$35,148	$30,702	$69,452	$60,748
International pharmaceutical distribution and services	7,312	—	14,919	—
Medical-Surgical distribution & services	1,528	1,467	2,907	2,824
Total Distribution Solutions	43,988	32,169	87,278	63,572

Technology Solutions - products and services	770	816	1,538	1,652
Total Revenues	$44,758	$32,985	$88,816	$65,224

Operating profit
Distribution Solutions (2) (3)	$793	$685	$1,541	$1,304
Technology Solutions (4)	125	120	193	247
Total	918	805	1,734	1,551
Corporate Expenses, Net (5)	(106)	(110)	(214)	(195)
Interest Expense	(99)	(59)	(200)	(118)
Income from Continuing Operations Before Income Taxes	$713	$636	$1,320	$1,238

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)	Operating profit for the second quarter and first six months of 2014 includes AWP litigation charges of $35 million and $50 million, which were recorded in operating expenses.

(3)
Operating profit for the second quarter and first six months of 2015 includes last-in-first-out (“LIFO”) inventory charges of $94 million and $192 million. 2014 operating profit includes LIFO inventory charges of $44 million. The charges were all recorded in cost of sales.

(4)	Operating profit for the first six months of 2015 includes a charge of $34 million related to the retained workforce business within our International Technology business.

(5)
Corporate expenses, net, include $3 million and $10 million of acquisition-related expenses for the second quarter and first six months of 2015, and $1 million for the second quarter and first six months of 2014.

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
Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended September 30,			Six Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues	$44,758	$32,985	36%	$88,816	$65,224	36%

Gross Profit	$2,923	$2,021	45%	$5,720	$3,951	45%

Operating Expenses	$(2,135)	$(1,335)	60	$(4,244)	$(2,610)	63

Income from Continuing Operations Before Income Taxes	$713	$636	12	$1,320	$1,238	7
Income Tax Expense	(222)	(213)	4	(404)	(387)	4
Income from Continuing Operations	491	423	16	916	851	8
Loss from Discontinued Operations, Net of Tax	(14)	(19)	(26)	(28)	(23)	22
Net Income	477	404	18	888	828	7
Net Income Attributable to Noncontrolling Interests	(8)	—	NM	(16)	—	NM
Net Income Attributable to McKesson Corporation	$469	$404	16	$872	$828	5

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.05	$1.82	13%	$3.83	$3.66	5%
Discontinued Operations	(0.06)	(0.08)	(25)	(0.12)	(0.10)	20
Total	$1.99	$1.74	14	$3.71	$3.56	4

Weighted Average Diluted Common Shares	235	233	1%	235	232	1%
NM – not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues for the second quarter and first six months of 2015 increased compared to the same periods a year ago primarily reflecting our February 2014 acquisition of Celesio AG (“Celesio”), our mix of business and market growth. These increases were partially offset by price deflation associated with brand to generic drug conversion.
Gross profit increased for the second quarter and first six months of 2015 primarily due to our acquisition of Celesio and growth in our other Distribution Solutions businesses. These increases were partially offset by higher last-in, first-out (“LIFO”) inventory charges and a decline in our Technology Solutions segment. Gross profit margin increased for the second quarter and first six months of 2015 primarily due to our acquisition of Celesio, partially offset by our mix of business in our other Distribution Solutions businesses, higher LIFO inventory charges and for the six months ended September 30, 2014, a decline in gross profit margin for our Technology Solutions segment. LIFO inventory charges were $94 million and $192 million for the second quarter and first six months of 2015, compared to $44 million in the second quarter and first six months of 2014.
Operating expenses increased for the second quarter and first six months of 2015 primarily due to our acquisition of Celesio, including higher intangible asset amortization and acquisition-related expenses, and higher costs to support growth in our businesses. Additionally, operating expenses for the second quarter and first six months of 2014 were impacted by pre-tax charges of $35 million and $50 million relating to our Average Wholesale Price (“AWP”) litigation.
Income from continuing operations before income taxes for the second quarter and first six months of 2015 increased primarily due to higher operating profit from our Distribution Solutions segment, including our acquisition of Celesio, partially offset by higher interest expense. Interest expense increased primarily due to our Celesio acquisition.
Net income attributable to McKesson Corporation for the second quarter of 2015 increased 16% to $469 million and for the first six months of 2015 increased 5% to $872 million compared to the same periods a year ago. Diluted earnings per common share attributable to McKesson for the second quarter of 2015 increased 14% to $1.99 and for the first six months of 2015 increased 4% to $3.71 compared to the same periods a year ago.
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the Acquisition, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company is one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide. We owned approximately 75.9% and 75.4% of Celesio’s outstanding and fully diluted common shares at September 30, 2014 and March 31, 2014.
Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of Acquisition.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues:

	Quarter Ended September 30,			Six Months Ended September 30,
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Distribution Solutions
North America pharmaceutical distribution & services	$35,148	$30,702	14%	$69,452	$60,748	14%
International pharmaceutical distribution & services	7,312	—	NM	14,919	—	NM
Medical-Surgical distribution & services	1,528	1,467	4	2,907	2,824	3
Total Distribution Solutions	43,988	32,169	37	87,278	63,572	37

Technology Solutions - products and services	770	816	(6)	1,538	1,652	(7)
Total Revenues	$44,758	$32,985	36	$88,816	$65,224	36
NM - not meaningful
Revenues for 2015 increased compared to the same period a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues.
Distribution Solutions: North America pharmaceutical distribution and services revenues increased primarily due to our mix of business and market growth. Market growth reflects growing drug utilization, which includes newly launched drugs, and price and volume increases. In 2015, our revenues benefited from two recently launched drugs for the treatment of Hepatitis C. These increases were partially offset by price deflation associated with brand to generic drug conversion. International pharmaceutical distribution and services revenues represent revenues from Celesio, which was acquired in the fourth quarter of 2014. Medical-Surgical distribution and services revenues increased primarily due to market growth.
Technology Solutions: Technology Solutions revenues decreased primarily due to a decline in software product revenues, the planned elimination of a product line and the wind down of our workforce business within our International Technology business. These decreases were partially offset by a higher volume of claims processing.
Gross Profit:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Gross Profit
Distribution Solutions	$2,540	$1,624	56%		$4,998	$3,144	59%
Technology Solutions	383	397	(4)		722	807	(11)
Total	$2,923	$2,021	45		$5,720	$3,951	45
Gross Profit Margin
Distribution Solutions	5.77%	5.05%	72	bp	5.73%	4.95%	78	bp
Technology Solutions	49.74	48.65	109		46.94	48.85	(191)
Total	6.53	6.13	40		6.44	6.06	38
bp - basis points
Gross profit and gross profit margin increased for the second quarter and first six months of 2015 compared to the same periods a year ago primarily due to an increase in our Distribution Solutions operating segment, including our acquisition of Celesio.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Distribution Solutions
Distribution Solutions segment’s gross profit increased in the second quarter and first six months of 2015 primarily due to our acquisition of Celesio and growth in our other Distribution Solutions businesses.  These increases were partially offset by higher LIFO inventory charges.   Gross profit margin increased for the second quarter and first six months of 2015 primarily due to our acquisition of Celesio, partially offset by our mix of business in our other Distribution Solutions businesses.  The segment’s gross profit margin for the second quarter of 2015 primarily reflects a decrease in sell margin and higher LIFO charges, partially offset by the sale of higher margin generic drugs. The segment’s gross profit margin for the first six months of 2014 reflects a decrease in sell margin and higher LIFO charges, partially offset by an increase in buy margin.  Buy margin includes volume and timing of compensation from pharmaceutical manufacturers. The segment’s gross profit margin in 2015 was also negatively impacted by the revenues associated with the recently launched drugs for the treatment of Hepatitis C, which have lower margins.
Our LIFO inventory expense was $94 million and $192 million in the second quarter and first six months of 2015 compared to $44 million in the second quarter and first six months of 2014. Our North American distribution and services business uses the LIFO method of accounting for the majority of its inventories which results in cost of sales that more closely reflects replacement cost than under other accounting methods. The practice in the businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses.  A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. As a result of cumulative net price deflation from 2005 to 2013, we had a lower-of-cost or market (“LCM”) reserve of $60 million at March 31, 2013 which reduced pharmaceutical inventories at LIFO to the current cost of replacing inventory (i.e., “market”).  During the second quarter and first six months of 2014, $23 million and $60 million of the LCM reserve was released, resulting in an increase in gross profit. As of March 31, 2014 and September 30, 2014, inventories at LIFO did not exceed market. Our annual LIFO expense, which we estimate on a quarterly basis, is affected by expected changes in year-end inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.  Changes to any of the above factors could have a material impact to our annual LIFO expense.
Technology Solutions
Technology Solutions segment’s gross profit decreased for the second quarter and first six months of 2015 primarily due to a decline in software product revenues. Gross profit margin for the second quarter of 2015 increased due to a favorable product mix. Gross profit margin for the first six months of 2015 decreased reflecting a pre-tax $34 million non-cash charge primarily related to depreciation and amortization as described further below.
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
During the first quarter of 2015, we decided to retain the workforce business within our International Technology business, which we now intend to wind down in 2016. As a result, we reclassified the workforce business, which had been designated as a discontinued operation since the first quarter of 2014, as a continuing operation for all periods presented effective in the first quarter of 2015. During the first quarter of 2015, we also recorded a non-cash pre-tax charge of $34 million ($27 million after-tax) primarily relating to depreciation and amortization expense for 2014 when the business was classified as held for sale. The non-cash charge was recorded in our condensed consolidated statement of operations primarily in cost of sales.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses and Other Income, Net:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Operating Expenses
Distribution Solutions	$1,766	$945	87%		$3,494	$1,850	89%
Technology Solutions	260	277	(6)		531	560	(5)
Corporate	109	113	(4)		219	200	10
Total	$2,135	$1,335	60		$4,244	$2,610	63

Operating Expenses as a Percentage of Revenues
Distribution Solutions	4.01%	2.94%	107	bp	4.00%	2.91%	109	bp
Technology Solutions	33.77	33.95	(18)		34.53	33.90	63
Total	4.77	4.05	72		4.78	4.00	78

Other Income, Net
Distribution Solutions	$19	$6	217%		$37	$10	270%
Technology Solutions	2	—	NM		2	—	NM
Corporate	3	3	NM		5	5	NM
Total	$24	$9	167		$44	$15	193
Operating expenses increased in the second quarter and first six months of 2015 primarily due to our Distribution Solutions segment.
Distribution Solutions segment’s operating expenses increased in the second quarter and first six months of 2015 primarily due to our acquisition of Celesio, including higher intangible asset amortization and acquisition-related expenses, and higher costs to support growth in our businesses.  Additionally, operating expenses for the second quarter and first six months of 2014 were impacted by pre-tax charges of $35 million and $50 million relating to our AWP litigation.  Operating expenses as a percentage of revenues increased in the second quarter and first six months of 2015 primarily due to our acquisition of Celesio, partially offset by operating leverage in our other businesses and a decline in charges relating to our AWP litigation.
Technology Solutions segment’s operating expenses in the second quarter and first six months of 2015 decreased primarily due to restructuring activities taken during the prior year.
Corporate expenses for the second quarter of 2015 decreased slightly compared to the same period a year ago primarily due to lower compensation and benefit costs. Corporate expenses for the first six months of 2015 increased primarily due to higher acquisition-related expenses and expenses incurred to support our business growth, partially offset by lower compensation and benefit costs.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions made by the Company, were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Operating Expenses
Integration related expenses	$42	$6	$70	$13
Severance and relocation	18	7	35	12
Transaction closing expenses	2	—	6	1
Total Acquisition Expenses and Related Adjustments	$62	$13	$111	$26
We incurred $21 million and $9 million of acquisition-related expenses associated with integrating our 2013 acquisition of PSS World Medical, Inc. for the second quarters of 2015 and 2014, and $35 million and $20 million for the first six months of 2015 and 2014.  These expenses primarily relate to a distribution center rationalization and information technology conversions to common platforms.
During the second quarter and first six months of 2015, we incurred $40 million and $75 million of acquisition-related expenses associated with integrating our  acquisition of Celesio.  These expenses primarily relate to severance and other costs to integrate the business.
During the second quarter of and first six months of 2015, amortization expense of acquired intangible assets purchased in connection with acquisitions by the Company increased by $61 million and $120 million compared to the same periods a year ago primarily reflecting our Celesio acquisition. Amortization expense by segment was as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Distribution Solutions	$118	$53	$236	$107
Technology Solutions	13	17	25	34
Total	$131	$70	$261	$141
Other Income, Net: Other income, net increased in the second quarter and first six months of 2015 compared to the same periods a year ago primarily due to our acquisition of Celesio.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended September 30,				Six Months Ended September 30,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Segment Operating Profit (1)
Distribution Solutions	$793	$685	16%		$1,541	$1,304	18%
Technology Solutions	125	120	4		193	247	(22)
Subtotal	918	805	14		1,734	1,551	12
Corporate Expenses, Net	(106)	(110)	(4)		(214)	(195)	10
Interest Expense	(99)	(59)	68		(200)	(118)	69
Income from Continuing Operations Before Income Taxes	$713	$636	12		$1,320	$1,238	7

Segment Operating Profit Margin
Distribution Solutions	1.80%	2.13%	(33)	bp	1.77%	2.05%	(28)	bp
Technology Solutions	16.23	14.71	152		12.55	14.95	(240)

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income for our two operating segments.
Segment Operating Profit Margin: Operating profit for our Distribution Solutions segment increased in 2015 due to growth in our businesses and our acquisition of Celesio. Operating profit margin for the segment decreased in 2015 primarily due to our acquisition of Celesio and our mix of business.  Operating profit and operating profit margin were also negatively impacted by higher LIFO related charges in 2015, partially offset by lower charges related to our AWP litigation.
Operating profit for our Technology Solutions segment in the second quarter of 2015 approximated that of the prior year and operating profit margin increased primarily reflecting a higher gross profit margin and reduced operating expenses. Operating profit and operating profit margin decreased in the first six months of 2015 primarily due to a non-cash pre‑tax charge of $34 million recorded in connection with the reclassification of the workforce business within our International Technology business from discontinued operations to continuing operations.
Corporate:  Corporate expenses, net of other income, for the second quarter of 2015 decreased slightly compared to the same period a year ago, and for the first six months of 2015 increased primarily due to higher expenses, as previously discussed.
Interest Expense: Interest expense for the second quarter and first six months of 2015 increased primarily due to the March 2014 issuance of $4.1 billion of new debt to fund the acquisition of Celesio and due to interest on Celesio’s debt. These increases were partially offset by the repayment of $350 million of the current portion of our long-term debt in February 2014.
Income Taxes: Our reported income tax rates for the second quarters of 2015 and 2014 were 31.1% and 33.5% and for the first six months of 2015 and 2014 were 30.6% and 31.3%. Fluctuations in our reported income tax rates are primarily due to varying proportions of income attributable to foreign countries that have lower income tax rates and discrete tax items. Income tax expense for the second quarters of 2015 and 2014 included net discrete tax benefit of $6 million and net discrete tax expense of $6 million and for the first six months of 2015 and 2014 included net discrete tax benefit of $18 million and nil.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net of tax, was $14 million and $19 million for the second quarters of 2015 and 2014 and $28 million and $23 million for the first six months of 2015 and 2014. During the first quarter of 2015, we entered into an agreement to sell the software business within our International Technology business. On July 1, 2014, we completed the sale of the software business and recorded a pre-tax and after-tax loss of $6 million, which was included in 2015 loss from discontinued operations, net.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Diluted loss per common share from discontinued operations for the second quarter of 2015 was $0.06 compared to $0.08 for the same period a year ago and $0.12 compared to $0.10 for the first six months of 2015 and 2014.
Net income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests was $8 million and $16 million for the second quarter and first six months of 2015. This expense primarily relates to the noncontrolling interests share in Celesio.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $469 million and  $404 million, and diluted earnings per common share attributable to McKesson Corporation were $1.99 and $1.74 for the second quarters of 2015 and 2014. Net income attributable to McKesson Corporation was $872 million and  $828 million, and diluted earnings per common share attributable to McKesson Corporation were $3.71 and $3.56 for the first six months of 2015 and 2014.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 235 million and 233 million for the second quarters of 2015 and 2014 and 235 million and 232 million for the first six months of 2015 and 2014. The weighted average number of shares outstanding increased slightly primarily due to the issuance of share-based awards.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Business Combinations
As previously discussed, on February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired. Upon the acquisition, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. From February 7 to March 31, 2014, substantially all of the convertible bonds issued by Celesio (held by both third parties and us) were converted into 20.9 million common shares of Celesio. During the first quarter of 2015, we completed tender offers and acquired approximately 1 million common shares of Celesio at €23.50 per share for a total of $32 million in cash, and the remaining convertible bonds were fully converted into 42,238 common shares of Celesio. No additional common shares of Celesio were acquired during the second quarter of 2015. At September 30, 2014 and March 31, 2014, we owned approximately 75.9% and 75.4% of Celesio’s outstanding and fully diluted common shares.
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary Dragonfly GmbH & Co. KGaA, entered into a domination and profit and loss transfer agreement (the “Agreement”). Under the Agreement, Celesio will subordinate its management to McKesson and undertake to transfer all of its annual profits to McKesson, and McKesson will undertake to compensate any annual losses incurred by Celesio and to grant, subject to a potential court review, the noncontrolling shareholders of Celesio (i) an annual recurring compensation of €0.83 per Celesio share and (ii) a put right for their Celesio shares at €22.99 per Celesio share. On July 15, 2014, the Agreement was approved at the general shareholders’ meeting of Celesio. The Agreement becomes effective upon its registration in the commercial register of Celesio at the local court of Stuttgart, Germany. Celesio’s obligation to transfer its annual profits under the Agreement will apply for the first time for the entire profit generated in Celesio’s fiscal period beginning on January 1, 2015 or the subsequent fiscal year in which the Agreement becomes effective. McKesson’s obligation to compensate the annual losses of Celesio under the Agreement will apply for the first time for the full fiscal period of Celesio during which the Agreement becomes effective. On August 15, 2014, Magnetar Capital filed a lawsuit against Celesio with the Stuttgart District Court claiming that the shareholders’ approval of the Agreement was void under the German Stock Corporation Act.  On September 2, 2014, Celesio filed an application for fast track proceedings with the Stuttgart Court of Appeals requesting the release of the action filed by Magnetar Capital and the registration of the Agreement. We continue to anticipate the Agreement will become effective by the end of the calendar year, at which time we will obtain operational control of Celesio.
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
Operating activities generated cash of $165 million and $813 million during the first six months of 2015 and 2014. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is a function of sales activity and inventory requirements.
Investing activities utilized cash of $307 million and $274 million during the first six months of 2015 and 2014. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software.
Financing activities utilized cash of $168 million and $37 million during the first six months of 2015 and 2014. Financing activities for the first six months of 2015 include cash receipts of $1,790 million and payments of $1,572 million for short-term borrowings incurred by Celesio. Long-term debt repayments for the first six months of 2015 were primarily cash paid on Celesio’s promissory notes. Financing activities for 2015 also reflect $32 million of cash payment made to acquire approximately 1 million additional common shares of Celesio through the tender offers. Financing activities for the first six months of 2014 include cash receipts and payments of $150 million for short-term borrowings. Additionally, financing activities for the first six months of 2015 and 2014 included $105 million and $128 million of cash paid for stock repurchases, including shares surrendered for tax withholding.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at September 30, 2014. Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	September 30, 2014	March 31, 2014
Cash and cash equivalents	$3,804	$4,193
Working capital	4,542	3,072
Debt, net of cash and cash equivalents	6,768	6,526
Debt to capital ratio (1)	54.2%	55.7%
Net debt to net capital employed (2)	43.1	43.4
Return on stockholders’ equity (3)	15.4	16.2

(1)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity excluding noncontrolling interests.

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
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short‑term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds. Within the Celesio operations, the majority of deposits are placed in Germany only with banks that are part of deposit protection programs.
Our cash and cash equivalents balance as of September 30, 2014 included approximately $2.1 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Celesio Debt
Upon the acquisition of Celesio, as required, we consolidated Celesio’s debt including their accounts receivable factoring facilities (the “Factoring Facilities”) with a total committed balance of $315 million. The Factoring Facilities will expire through September 2015. During the first six months of 2015, Celesio borrowed and repaid $1,575 million and $1,545 million of short-term borrowings under the Factoring Facilities. At September 30, 2014 and March 31, 2014, there were $245 million and $246 million in secured borrowings and related accounts receivable outstanding under the Factoring Facilities.
Celesio also maintains a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018. Borrowings under this facility bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. There were no borrowings under this facility during the first six months of 2015 and there were no amounts outstanding under this facility as of September 30, 2014 and March 31, 2014.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Celesio also maintains bilateral credit lines with a total committed and uncommitted balance of $1.8 billion. During the first six months of 2015, Celesio borrowed and repaid $223 million and $44 million under these credit lines primarily relating to short‑term borrowings. As of September 30, 2014 and March 31, 2014, there were $349 million and $188 million outstanding under these credit lines.
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
During the first six months of 2015, there were no borrowings under the Facility. During the first six months of 2014, we borrowed and repaid $150 million of short-term borrowings under the Facility. At September 30, 2014 and March 31, 2014, there were no short‑term borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At September 30, 2014 and March 31, 2014, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first six months of 2015 and 2014. As of September 30, 2014 and March 31, 2014, there were no amounts outstanding under this facility.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal financial covenant is our U.S. dollar denominated debt to capital ratio under our $1.3 billion unsecured revolving credit facility, which cannot exceed 65%. For the purpose of calculating this ratio, borrowings under the $1.35 billion accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of September 30, 2014 and March 31, 2014, we were in compliance with our financial covenants.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company acquired Celesio on February 6, 2014 and is in the process of reviewing the internal control structure of Celesio. If necessary, the Company will make appropriate changes as it integrates Celesio into the Company’s overall internal control over financial reporting processes.
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
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at September 30, 2014.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the second quarter of 2015.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2014 – July 31, 2014	—	$—	—	$340
August 1, 2014 – August 31, 2014	—	—	—	340
September 1, 2014 – September 30, 2014	—	—	—	340
Total	—		—	340

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
None

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	McKesson Corporation Supplemental Profit Sharing Investment Plan II, as amended and restated July 29, 2014.

10.2*	McKesson Corporation Deferred Compensation Administration Plan III, as amended and restated July 29, 2014.

10.3*	Forms of Statement and Terms and Conditions applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	October 28, 2014	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	October 28, 2014	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller