Form 10-Q
period 2014-12-31
MCKESSON CORP
filed 2015-02-05
CIK 927653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of	January 31, 2015
Common stock, $0.01 par value	232,844,521 shares

McKESSON CORPORATION

McKESSON CORPORATION

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues	$47,005	$34,336	$135,821	$99,560
Cost of Sales	(44,063)	(32,486)	(127,159)	(93,759)
Gross Profit	2,942	1,850	8,662	5,801

Operating Expenses	(2,162)	(1,339)	(6,406)	(3,899)
Litigation Charges	—	(18)	—	(68)
Total Operating Expenses	(2,162)	(1,357)	(6,406)	(3,967)
Operating Income	780	493	2,256	1,834
Other Income (Loss), Net	13	(6)	57	9
Interest Expense	(97)	(69)	(297)	(187)
Income from Continuing Operations Before Income Taxes	696	418	2,016	1,656
Income Tax Expense	(183)	(254)	(587)	(641)
Income from Continuing Operations	513	164	1,429	1,015
Loss from Discontinued Operations, Net of Tax	(2)	(99)	(30)	(122)
Net Income	511	65	1,399	893
Net Income Attributable to Noncontrolling Interests	(39)	—	(55)	—
Net Income Attributable to McKesson Corporation	$472	$65	$1,344	$893

Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Diluted
Continuing operations	$2.01	$0.70	$5.84	$4.36
Discontinued operations	(0.01)	(0.42)	(0.12)	(0.53)
Total	$2.00	$0.28	$5.72	$3.83
Basic
Continuing operations	$2.04	$0.71	$5.93	$4.43
Discontinued operations	(0.01)	(0.43)	(0.13)	(0.53)
Total	$2.03	$0.28	$5.80	$3.90

Dividends Declared Per Common Share	$0.24	$0.24	$0.72	$0.68

Weighted Average Common Shares
Diluted	236	234	235	233
Basic	232	230	232	229

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net Income	$511	$65	$1,399	$893

Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments arising during period	(416)	(55)	(995)	(16)

Unrealized gains (losses) on cash flow hedges arising during period	1	(1)	(1)	(2)

Retirement-related benefit plans	(16)	4	(8)	15
Other Comprehensive Income (Loss), Net of Tax	(431)	(52)	(1,004)	(3)

Comprehensive Income	80	13	395	890
Comprehensive Loss Attributable to Noncontrolling Interests	13	—	148	—
Comprehensive Income Attributable to McKesson Corporation	$93	$13	$543	$890

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$4,587	$4,193
Receivables, net	16,581	14,193
Inventories, net	15,378	13,308
Prepaid expenses and other	595	879
Total Current Assets	37,141	32,573
Property, Plant and Equipment, Net	2,156	2,222
Goodwill	9,956	9,927
Intangible Assets, Net	3,864	5,022
Other Assets	1,993	2,015
Total Assets	$55,110	$51,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Drafts and accounts payable	$25,205	$21,429
Short-term borrowings	407	346
Deferred revenue	1,231	1,236
Deferred tax liabilities	1,705	1,588
Current portion of long-term debt	1,006	1,424
Other accrued liabilities	3,224	3,478
Total Current Liabilities	32,778	29,501
Long-Term Debt	8,981	8,949
Other Noncurrent Liabilities	2,734	2,991
Commitments and Contingent Liabilities (Note 13)
Redeemable Noncontrolling Interests	1,461	—
McKesson Corporation Stockholders’ Equity
Preferred stock, $0.01 par value, 100 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 800 shares authorized at December 31, 2014 and March 31, 2014, 383 and 381 shares issued at December 31, 2014 and March 31, 2014	4	4
Additional Paid-in Capital	6,875	6,552
Retained Earnings	12,628	11,453
Accumulated Other Comprehensive Loss	(804)	(3)
Other	(7)	23
Treasury Shares, at Cost, 151 and 150 at December 31, 2014 and March 31, 2014	(9,612)	(9,507)
Total McKesson Corporation Stockholders’ Equity	9,084	8,522
Noncontrolling Interests	72	1,796
Total Equity	9,156	10,318
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$55,110	$51,759

See Financial Notes

McKESSON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Operating Activities
Net income	$1,399	$893
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	793	495
Deferred taxes	55	86
Charges associated with last-in-first-out inventory method	287	186
Share-based compensation expense	127	115
Other non-cash items	(53)	83
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,832)	(875)
Inventories	(2,654)	(1,387)
Drafts and accounts payable	4,164	581
Deferred revenue	(19)	(12)
Taxes	(203)	151
Litigation charges	—	68
Litigation settlement payments	—	(86)
Other	165	174
Net cash provided by operating activities	1,229	472

Investing Activities
Property acquisitions	(286)	(191)
Capitalized software expenditures	(119)	(108)
Acquisitions, net of cash and cash equivalents acquired	(40)	(116)
Proceeds from sale of businesses and equity investment	15	97
Other	(9)	(104)
Net cash used in investing activities	(439)	(422)

Financing Activities
Proceeds from short-term borrowings	2,451	150
Repayments of short-term borrowings	(2,327)	(150)
Proceeds from issuances of long-term debt	11	—
Repayments of long-term debt	(240)	—
Common stock transactions:
Issuances	115	150
Share repurchases, including shares surrendered for tax withholding	(106)	(128)
Dividends paid	(171)	(154)
Other	15	59
Net cash used in financing activities	(252)	(73)
Effect of exchange rate changes on cash and cash equivalents	(144)	(2)
Net increase (decrease) in cash and cash equivalents	394	(25)
Cash and cash equivalents at beginning of period	4,193	2,456
Cash and cash equivalents at end of period	$4,587	$2,431

See Financial Notes

McKESSON CORPORATION
FINANCIAL NOTES
(UNAUDITED)

1.	Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements of McKesson Corporation (“McKesson,” the “Company,” or “we” and other similar pronouns) include the financial statements of all wholly-owned subsidiaries and majority‑owned or controlled companies. We also evaluate our ownership, contractual and other interests in entities to determine if they are variable interest entities (“VIEs”), if we have a variable interest in those entities and the nature and extent of those interests. These evaluations are highly complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. Based on our evaluations, if we determine we are the primary beneficiary of such VIEs, we consolidate such entities into our financial statements. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and our proportionate share of income or loss is recorded in other income (loss), net. Intercompany transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements.
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
The results of operations for the quarter and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 previously filed with the SEC on May 14, 2014 (“2014 Annual Report”).
Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.
Recently Adopted Accounting Pronouncements
Business Combinations: In November 2014, amended guidance related to pushdown accounting was issued and became effective immediately. This guidance provides an acquired entity with an option to use the acquirer’s accounting and reporting basis in the preparation of its separate financial statements when an acquirer obtains control of the acquired entity. The option to apply pushdown accounting can be elected for each individual change-of-control event.  The adoption of this amended guidance did not have a material effect on our consolidated financial statements.
Cumulative Translation Adjustments: In the first quarter of 2015, we adopted amended guidance for parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity.  The amended guidance requires the release of any cumulative translation adjustment into net income only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.  Also, it requires the release of all or a pro rata portion of the cumulative translation adjustment to net income in the case of sale of an equity method investment that is a foreign entity.  The adoption of this amended guidance did not have a material effect on our consolidated financial statements.

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
Celesio AG Acquisition
On October 24, 2013, we entered into (i) a Share Purchase Agreement (the “SPA”) with Franz Haniel & Cie. GmbH (“Haniel”) and (ii) a Business Combination Agreement (the “BCA”) with Celesio AG (“Celesio”). At that time, Celesio’s issued and outstanding share capital was 50.01% owned by Haniel. Under the original terms of the SPA and BCA, McKesson was to acquire a majority stake in Celesio for €23.00 per share from Haniel and launch a parallel voluntary public tender offer to purchase Celesio’s publicly‑traded shares at €23.00 per share (the “Share Offer”) and tender offers for its outstanding convertible bonds (the “Bond Offers” and, together with the “Share Offer”, the “2013 Tender Offers”).
In October 2013, we entered into a $5.5 billion 364-day unsecured Senior Bridge Term Loan Agreement (the “2013 Bridge Loan”). Borrowings under the 2013 Bridge Loan were generally to bear interest based upon either a prime rate or the London Interbank Offered Rate. We originally intended to complete the Celesio acquisition by utilizing the 2013 Bridge Loan and cash on hand. In October 2013, we also entered into a foreign currency option (the “Option”) to hedge a portion of the Euro denominated acquisition purchase price. The Option was not designated for hedge accounting and, accordingly, changes in the fair value of the contract of $13 million were recorded directly in earnings for the quarter ended December 31, 2013.
On December 5, 2013, we commenced the 2013 Tender Offers. On January 9, 2014, we and Haniel amended the SPA to increase the price to be paid per Celesio share from €23.00 to €23.50 and we increased the purchase price offered in the Share Offer to €23.50 per Celesio share and the price offered in the Bond Offers. The 2013 Tender Offers expired on January 9, 2014. On January 13, 2014, the commitments under the 2013 Bridge Loan automatically terminated upon the failure of the 2013 Tender Offers because we did not acquire at least 75% of Celesio’s shares on a fully diluted basis. On January 17, 2014, the Option expired.
On January 23, 2014, we entered into (i) an amendment to the BCA, (ii) an amended and restated SPA with Haniel, and (iii) a Bond Purchase Agreement with Elliott International, L.P., The Liverpool Limited Partnership and Elliott Capital Advisers, L.P. These agreements were not subject to any closing conditions. On January 23, 2014, we also entered into a $5.5 billion 364-day unsecured Senior Bridge Term Loan Agreement (the “2014 Bridge Loan”) under terms substantially similar to those previously in place for the 2013 Bridge Loan.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

On February 6, 2014, pursuant to the agreements described above, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the Acquisition, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. The Acquisition was initially funded by utilizing the 2014 Bridge Loan, our existing accounts receivable sales facility and cash on hand. In March 2014, we repaid all of the outstanding amounts under the 2014 Bridge Loan with the proceeds from the issuance of long-term debt.
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
From February 7 to March 31, 2014, substantially all of the convertible bonds issued by Celesio (held by both third parties and us) were converted into an additional 20.9 million common shares of Celesio. On February 28, 2014, we launched a voluntary tender offer for the remaining outstanding shares of Celesio pursuant to which we acquired approximately 1 million common shares of Celesio at €23.50 per share in April 2014 for a total of $32 million in cash. During the first quarter of 2015, the remaining convertible bonds were fully converted into an additional 42,238 common shares of Celesio. At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares. Following the April 2014 tender offer and through December 31, 2014, we owned approximately 75.9% of Celesio’s outstanding and fully diluted common shares.
The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)	Amounts Previously Recognized as of Acquisition Date (Provisional)(1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Provisional as Adjusted)
Receivables	$3,425	$(58)	$3,367
Other current assets, net of cash and cash equivalents acquired	2,413	24	2,437
Goodwill	3,570	484	4,054
Intangible assets	3,018	(536)	2,482
Other long-term assets	1,272	(45)	1,227
Current liabilities	(4,096)	(3)	(4,099)
Short-term borrowings and current portion of long-term debt	(1,990)	—	(1,990)
Long-term debt	(322)	—	(322)
Other long-term liabilities	(1,293)	119	(1,174)
Fair value of net assets, less cash and cash equivalents	5,997	(15)	5,982
Less: Noncontrolling Interests	(1,500)	15	(1,485)
Net assets acquired, less cash and cash equivalents	$4,497	$—	$4,497

(1)	As previously reported in our Form 10-K for the year ended March 31, 2014.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

During the first nine months of 2015, certain fair value measurements of assets acquired and liabilities assumed of Celesio as of the acquisition date were refined. Among the adjustments recorded, the fair value of acquired intangible assets was decreased by $536 million. The fair value was primarily determined by applying the income approach using unobservable inputs for projected cash flows and a discount rate, which were refined during the measurement period, and are considered Level 3 inputs under the fair value measurements and disclosure guidance. These refinements did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. We anticipate finalizing our fair value assessment of the assets acquired and liabilities assumed in the fourth quarter of 2015.
Domination and Profit and Loss Transfer Agreement
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary, McKesson Deutschland GmbH & Co. KGaA (“McKesson Deutschland”, formerly known as Dragonfly GmbH & Co. KGaA), entered into a domination and profit and loss transfer agreement (the “Agreement”) subject to Celesio shareholder approval and German registration requirements. Under the Agreement, Celesio subordinates its management to McKesson and undertakes to transfer all of its annual profits to McKesson, and McKesson undertakes to compensate any annual losses incurred by Celesio and to grant, subject to a potential court review, the noncontrolling shareholders of Celesio (i) an annual recurring compensation of €0.83 per Celesio share (“Compensation Amount”), (ii) a one-time dividend for Celesio’s fiscal year ended December 31, 2014 of €0.83 per Celesio share reduced accordingly for any dividend paid by Celesio in relation to its fiscal year ended December 31, 2014 (“Guaranteed Dividend”) and (iii) a right to put (“Put Right”) their Celesio shares at €22.99 per share increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any Compensation Amount or Guaranteed Dividend already paid in respect of the relevant time period (“Put Amount”). The Agreement does not have an expiration date and can be terminated by McKesson without cause in writing no earlier than March 31, 2020. The Agreement was approved at the general shareholders’ meeting of Celesio on July 15, 2014, approved by the Stuttgart Higher Regional Court for registration on December 2, 2014, and was registered in the commercial register of Celesio at the local court of Stuttgart on December 2, 2014. As a result, McKesson obtained the ability to pursue integration of the two companies on December 2, 2014.
Under the Agreement, the noncontrolling shareholders of Celesio no longer participate in their percentage ownership of Celesio’s profits and losses, but instead have the right to receive the one-time Guaranteed Dividend and prospectively the Compensation Amount.
The Put Right specified in the Agreement may be exercised for a period of two months after the announcement regarding the registration of the Agreement; however, in the event of any appraisal challenges (“Appraisal Proceedings”) by noncontrolling shareholders of Celesio, the Put Right exercise period will be extended until two months after the announcement regarding the end of Appraisal Proceedings. In addition, if the Agreement is terminated, the Put Right may be exercised for a two-month period after the date of termination.
As of February 5, 2015, certain noncontrolling shareholders of Celesio have initiated Appraisal Proceedings with the Stuttgart Regional Court to challenge the Compensation Amount and/or the Put Amount. Other noncontrolling shareholders may also file appraisal applications until March 2, 2015. As long as any Appraisal Proceedings are pending, the Compensation Amount, the Guaranteed Dividend and/or the Put Amount will be paid as specified currently in the Agreement. If any such Appraisal Proceedings result in a higher equity valuation of Celesio, McKesson Deutschland would be required to make certain additional payments for any shortfall to all Celesio noncontrolling shareholders who previously received the Guaranteed Dividend, Compensation Amount or Put Amount.
On August 14, 2014, Magnetar Capital filed a lawsuit against Celesio with the Stuttgart Regional Court claiming that the shareholders’ approval of the Agreement was void under the German Stock Corporation Act (“Main Proceedings”). As the Agreement was registered in the commercial register of Celesio at the local court of Stuttgart, Germany on December 2, 2014 following the approval for registration by the Stuttgart Higher Regional Court, the outcome of the Main Proceedings will not impact the effectiveness of the Agreement and thus will not impact McKesson’s ability to direct the activities of Celesio.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Other Acquisitions
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
At March 31, 2014, we owned approximately 75.4% of Celesio’s outstanding and fully diluted common shares and the noncontrolling interests in Celesio were presented within the permanent equity section of our condensed consolidated balance sheet. Noncontrolling interests are generally adjusted for the net income or loss and other comprehensive income attributable to the noncontrolling shareholders and any distribution to those shareholders.
In April 2014, we completed a tender offer and paid $32 million in cash to acquire approximately 1 million additional common shares of Celesio, which increased our ownership share by 0.5% and decreased noncontrolling interests by $35 million. In July 2014, Celesio paid dividends to the noncontrolling shareholders of Celesio relating to Celesio’s fiscal year ended December 31, 2013 totaling $16 million (€0.30 per common share).
On August 5, 2014, Celesio completed the purchase of the remaining 40% ownership interests in Oncoprod S.A., Sao Paulo (“Oncoprod”), a wholesaler for specialty pharmaceuticals in Brazil. Celesio previously held a 60% ownership interest in Oncoprod.
On December 2, 2014, the Agreement between Celesio and McKesson, through its wholly-owned subsidiary, McKesson Deutschland, became effective as previously discussed in Financial Note 2, “Business Combinations”. Prior to the effectiveness of the Agreement, the net income or loss from Celesio was attributed to the noncontrolling shareholders of Celesio based on their proportionate ownership interest in Celesio. Upon the effectiveness of the Agreement, McKesson became obligated to pay the $50 million Guaranteed Dividend to the noncontrolling shareholders of Celesio. As a result, during the third quarter of 2015, we recorded a $36 million net income attribution to increase the total attribution of net income to the noncontrolling shareholders of Celesio to $50 million for the first nine months of 2015. All amounts were recorded in our consolidated statement of operations within the caption, “Net Income Attributable to Noncontrolling Interests”, and the corresponding liability balance was recorded in other accrued liabilities on our condensed consolidated balance sheet.
In addition, because the noncontrolling interests in Celesio became redeemable as a result of a put right, the carrying value of noncontrolling interests related to Celesio of $1.5 billion was reclassified from “Total Equity” to “Redeemable Noncontrolling Interests” on our condensed consolidated balance sheet. The balance of redeemable noncontrolling interests will be reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At December 31, 2014, the carrying value of redeemable noncontrolling interests amounted to $1.5 billion, which exceeded the maximum redemption value of $1.4 billion.
Effective January 1, 2015, we are also obligated to pay an annual recurring compensation amount of €0.83 per Celesio share for shares that are not redeemed. The recurring compensation amount will be recognized ratably during the applicable annual period and recorded in our consolidated statement of operations within the caption, “Net Income Attributable to Noncontrolling Interests”.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Changes in noncontrolling interests and redeemable noncontrolling interests were as follows:

(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance, March 31, 2014	$1,796	$—
Net income attributable to noncontrolling interests (1)	5	50
Other comprehensive loss	(164)	(39)
Purchase of noncontrolling interests	(60)	—
Dividends paid to noncontrolling interest shareholders	(16)	—
Reclassification from Total Equity to Redeemable Noncontrolling Interests (2)	(1,500)	1,500
Reclassification of guaranteed dividends to other accrued liabilities	—	(50)
Other	11	—
Balance, December 31, 2014	$72	$1,461

(1)	Includes the Guaranteed Dividend of $50 million for Celesio’s fiscal year ended December 31, 2014

(2)	Includes net foreign currency losses of $138 million attributable to noncontrolling interests
The effect of changes in our ownership interests with noncontrolling interests on our equity of nil and $3 million were recorded as a net decrease to McKesson’s stockholders’ paid-in capital during the third quarter and first nine months of 2015. Net income attributable to McKesson and transfers from noncontrolling interests amounted to $472 million and $1,341 million during the third quarter and first nine months of 2015.

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
During the first quarter of 2015, we decided to retain the workforce business within our International Technology business. This business consists of workforce management solutions for the National Health Service in the United Kingdom, which we now expect to transition to another service provider at the end of our current contract with the National Health Service during 2016. As a result, we reclassified the workforce business, which had been designated as a discontinued operation since the first quarter of 2014, as a continuing operation for all periods presented effective in the first quarter of 2015. During the first quarter of 2015, we also recorded a non-cash pre-tax charge of $34 million ($27 million after-tax) primarily relating to depreciation and amortization expense for 2014 when the business was classified as held for sale. The non-cash charge was recorded in our condensed consolidated statement of operations primarily in cost of sales.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

A summary of results of discontinued operations is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2014	2013	2014	2013
Revenues	$2	$47	$42	$211

Loss from discontinued operations	$(2)	$(95)	$(26)	$(122)
Loss on sale	—	(5)	(6)	(5)
Loss from discontinued operations before income tax	(2)	(100)	(32)	(127)
Income tax benefit	—	1	2	5
Loss from discontinued operations, net of tax	$(2)	$(99)	$(30)	$(122)
The assets and liabilities of our discontinued operations are classified as held-for-sale effective in 2014. All applicable assets of the businesses to be sold are included under the caption “Prepaid expenses and other” and all applicable liabilities under the caption “Other accrued liabilities” within our condensed consolidated balance sheet at December 31, 2014 and March 31, 2014. The carrying values of the assets and liabilities classified as held for sale were $14 million and $12 million at December 31, 2014 and $267 million and $248 million at March 31, 2014.

5.	Technology Solutions Charges
During the third quarter of 2014, our Technology Solutions segment recorded pre-tax charges totaling $57 million. These charges primarily consist of $35 million of product alignment charges, $15 million of integration-related expenses and $7 million of severance charges. Included in the total charge was $35 million for severance for employees primarily in our research and development, customer services and sales functions, and $15 million for asset impairments which primarily represents the write‑off of deferred costs related to a product that will no longer be developed. Charges were recorded in our condensed consolidated statement of operations as follows: $34 million in cost of sales and $23 million in operating expenses.

6.	Income Taxes
During the third quarters of 2015 and 2014, income tax expense related to continuing operations was $183 million and $254 million and included net discrete tax benefits of $10 million and net discrete tax expense of $119 million. During the first nine months of 2015 and 2014, income tax expense related to continuing operations was $587 million and $641 million and included net discrete tax benefits of $28 million and net discrete tax expense of $119 million.
As of December 31, 2014, we had $612 million of unrecognized tax benefits, of which $457 million would reduce income tax expense and the effective tax rate, if recognized. During the next twelve months, it is reasonably possible that audit resolutions and the expiration of statutes of limitations could potentially reduce our unrecognized tax benefits by up to $169 million. However, this amount may change as we continue to have ongoing negotiations with various taxing authorities throughout the year.
We have received reassessments from the Canada Revenue Agency (“CRA”) related to a transfer pricing matter impacting years 2003 through 2010. On December 13, 2013, the Tax Court of Canada dismissed our appeal of the 2003 reassessment and we have filed a Notice of Appeal to the Federal Court of Appeal regarding this tax year. During the third quarter of 2015, we submitted additional information to the Federal Court of Appeal. During the first quarter of 2015, we filed a Notice of Appeal with the Tax Court of Canada relating to the 2004 through 2008 reassessments.  The ultimate resolution of these issues could result in an increase or decrease to income tax expense.
During the first quarter of 2015, we reached an agreement with the Internal Revenue Service (“IRS”) to settle all outstanding issues relating to years 2003 through 2006 and recognized a discrete tax benefit of $17 million to record a previously unrecognized tax benefit. During the second quarter of 2015, we paid additional taxes of $21 million related to these years, which were previously accrued.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

The IRS is currently examining our U.S. corporation income tax returns for 2007 through 2009. The CRA is currently examining our Canadian income tax returns for 2011 through 2013. In nearly all jurisdictions, the tax years prior to 2003 are no longer subject to examination.
We report interest and penalties on tax deficiencies as income tax expense. During the first nine months of 2015, we recognized income tax expense of $12 million, before any tax benefit, related to interest and penalties in our condensed consolidated statements of operations. At December 31, 2014, before any tax benefits, our accrued interest and penalties on unrecognized tax benefits amounted to $162 million.

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
The computations for basic and diluted earnings per common share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2014	2013	2014	2013
Income from continuing operations	$513	$164	$1,429	$1,015
Net income attributable to noncontrolling interests	(39)	—	(55)	—
Income from continuing operations attributable to McKesson	474	164	1,374	1,015
Loss from discontinued operations, net of tax	(2)	(99)	(30)	(122)
Net income attributable to McKesson	$472	$65	$1,344	$893

Weighted average common shares outstanding:
Basic	232	230	232	229
Effect of dilutive securities:
Options to purchase common stock	2	2	1	1
Restricted stock units	2	2	2	3
Diluted	236	234	235	233

Earnings (loss) per common share attributable to McKesson: (1)
Diluted
Continuing operations	$2.01	$0.70	$5.84	$4.36
Discontinued operations	(0.01)	(0.42)	(0.12)	(0.53)
Total	$2.00	$0.28	$5.72	$3.83
Basic
Continuing operations	$2.04	$0.71	$5.93	$4.43
Discontinued operations	(0.01)	(0.43)	(0.13)	(0.53)
Total	$2.03	$0.28	$5.80	$3.90

(1)	Certain computations may reflect rounding adjustments.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Potentially dilutive securities include outstanding stock options, restricted stock units, and performance-based and other restricted stock units. No potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the quarters ended December 31, 2014 and 2013, and 2 million and 3 million potentially dilutive securities were excluded from the computations of diluted net earnings per common share for the nine months ended December 31, 2014 and 2013, as they were anti-dilutive.

8.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows:

(In millions)	Distribution Solutions	Technology Solutions	Total
Balance, March 31, 2014	$8,078	$1,849	$9,927
Goodwill acquired	26	—	26
Acquisition accounting	484	—	484
Foreign currency translation adjustments and other	(466)	(15)	(481)
Balance, December 31, 2014	$8,122	$1,834	$9,956
As of December 31, 2014 and March 31, 2014, accumulated goodwill impairment losses were $36 million in our Technology Solutions segment.
Information regarding intangible assets is as follows:

	December 31, 2014				March 31, 2014
(Dollars in millions)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	9	$2,880	$(1,070)	$1,810	$3,384	$(863)	$2,521
Service agreements	16	980	(207)	773	995	(173)	822
Pharmacy licenses	26	958	(58)	900	1,219	(11)	1,208
Trademarks and trade names	15	349	(79)	270	371	(59)	312
Technology	3	213	(182)	31	219	(173)	46
Other	4	169	(89)	80	165	(52)	113
Total		$5,549	$(1,685)	$3,864	$6,353	$(1,331)	$5,022
Amortization expense of intangible assets was $125 million and $386 million for the quarter and nine months ended December 31, 2014 and $70 million and $211 million for the quarter and nine months ended December 31, 2013. Estimated annual amortization expense of these assets is as follows: $107 million, $424 million, $398 million, $380 million and $360 million for the remainder of 2015 and each of the succeeding years through 2019 and $2,195 million thereafter. All intangible assets were subject to amortization as of December 31, 2014 and March 31, 2014.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

9.	Debt and Financing Activities
Celesio Debt
Celesio’s debt includes corporate bonds consisting of 4.00% bonds due October 18, 2016 and 4.50% bonds due April 26, 2017. At December 31, 2014 and March 31, 2014, $440 million and $507 million of the 4.00% bonds and $639 million and $737 million of the 4.50% bonds, for a total of $1,079 million and $1,244 million, were outstanding. As of March 31, 2014, these bonds were classified within current liabilities as bondholders had the option to redeem the bonds at par value plus accrued interest. This redemption option expired during the first quarter of 2015 and the remaining bonds outstanding will mature according to their respective maturity dates. Accordingly, these bonds were reclassified as long-term debt effective in the first quarter of 2015.
Celesio has accounts receivable factoring facilities (the “Factoring Facilities”) with a total committed balance of $283 million. The Factoring Facilities will expire through January 2016. During the first nine months of 2015, Celesio borrowed and repaid $2,200 million and $2,154 million of short-term borrowings under the Factoring Facilities. At December 31, 2014 and March 31, 2014, there were $246 million in secured borrowings and related accounts receivable outstanding under the Factoring Facilities.
Celesio also maintains a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018.  Borrowings under this facility bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. There were no borrowings under this facility during the first nine months of 2015 and there were no amounts outstanding under this facility as of December 31, 2014 and March 31, 2014.
Celesio also maintains bilateral credit lines with a total committed and uncommitted balance of $1.8 billion. During the first nine months of 2015, Celesio borrowed and repaid $259 million and $196 million under these credit lines primarily relating to short‑term borrowings. As of December 31, 2014 and March 31, 2014, there were $225 million and $188 million outstanding under these credit lines.
Accounts Receivable Sales Facility
In November 2014, we extended our existing accounts receivable sales facility (the “Facility”) for a two-year period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time to time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The Facility will expire in November 2016 and we anticipate renewing the Facility before its expiration.
During the first nine months of 2015, there were no borrowings under the Facility. During the first nine months of 2014, we borrowed and repaid $150 million of short-term borrowings under the Facility. At December 31, 2014 and March 31, 2014, there were no short‑term borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At December 31, 2014 and March 31, 2014, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first nine months of 2015 and 2014. As of December 31, 2014 and March 31, 2014, there were no amounts outstanding under this facility.
Refer to Financial Note 2, “Business Combinations”, for additional information regarding our financing activities related to the acquisition of Celesio.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

10.	Pension Benefits
Net periodic expense for the defined pension benefit plans was $15 million and $38 million for the third quarter and first nine months of 2015 and $9 million and $30 million for the third quarter and first nine months of 2014. Cash contributions to these plans were $35 million and $65 million for the third quarter and first nine months of 2015 and $4 million and $9 million for the third quarter and first nine months 2014. The increase in contributions in 2015 compared to 2014 is primarily related to defined benefit pension plans of Celesio, which we acquired in the fourth quarter of 2014.
The net periodic expense for our pension plans, which includes net pension expense for Celesio in 2015, is as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	Quarter Ended December 31,		Quarter Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost - benefits earned during the year	$—	$1	$4	$—	$1	$3	$13	$2
Interest cost on projected benefit obligation	5	5	8	2	14	15	26	5
Expected return on assets	(5)	(5)	(8)	(2)	(16)	(15)	(23)	(6)
Amortization of unrecognized actuarial loss, prior service costs and net transitional obligation	5	8	1	1	15	24	3	3
Curtailment loss (gain)	—	—	5	(1)	—	—	5	(1)
Net periodic pension expense	$5	$9	$10	$—	$14	$27	$24	$3
The projected unit credit method is utilized in measuring net periodic pension expense over the employees’ service life for the pension plans. Unrecognized actuarial losses exceeding 10% of the greater of the projected benefit obligation or the market value of assets are amortized straight-line over the average remaining future service periods.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
We currently maintain forward contracts and foreign currency options to hedge against cash flows denominated in Canadian dollars. At December 31, 2014 and March 31, 2014, forward contracts having a total notional value of $463 million were designated for hedge accounting. These contracts will mature between March 2015 and March 2020. Changes in the fair values for contracts designated for hedge accounting are recorded to accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings; amounts recorded to earnings for these contracts were not material during the quarter and nine months ended December 31, 2014 and 2013. Changes in the fair values for contracts not designated for hedge accounting are recorded directly to earnings; amounts recorded to earnings for these contracts were not material during the quarter and nine months ended December 31, 2013. All forward contracts were designated for hedge accounting during the first nine months of 2015.
Celesio has a number of forward contracts to hedge against cash flows denominated primarily in British pounds and other European currencies. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency loans and will mature from January 2015 to December 2015. None of these contracts were designated for hedge accounting and accordingly, net losses from the changes in the fair value of these contracts of $24 million and $74 million were recorded within operating expenses during the third quarter and first nine months of 2015. However, the losses from these contracts are largely offset by changes in the value of the underlying intercompany foreign currency loans. At December 31, 2014 and March 31, 2014, the total notional values of these contracts were $1,808 million and $1,091 million.
Interest Rate Risk
From time to time, Celesio has entered into interest rate swaps to hedge the interest rate risk associated with Celesio’s variable rate debt. Interest rate swaps were used to modify the market risk exposures in connection with the variable rate debt to achieve primarily fixed rate Euro interest expense. The interest rate swap transactions generally involve the exchange of floating or fixed interest payments. Celesio’s interest rate swaps that were outstanding at March 31, 2014 all matured during the first half of 2015. These contracts were not designated for hedge accounting and, accordingly, changes in the fair value of the swaps were recorded directly in earnings. At March 31, 2014, the total gross notional value of these contracts was $96 million. Amounts recorded to earnings were not material during the first nine months of 2015.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Information regarding the fair value of derivatives on a gross basis is as follows:

	Balance Sheet Caption	December 31, 2014			March 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S Dollar Notional
(In millions)		Asset	Liability		Asset	Liability
Derivatives designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$7	$—	$64	$4	$—	$64
Foreign exchange contracts (non-current)	Other assets	42	—	399	27	—	399
Total		$49	$—		$31	$—
Derivatives not designated for hedge accounting
Foreign exchange contracts (current)	Prepaid expenses and other	$—	$—	$127	$2	$—	$255
Foreign exchange contracts (current)	Other accrued liabilities	—	34	1,681	—	13	836
Interest rate swap contracts (current)	Other accrued liabilities	—	—	—	—	1	96
Total		$—	$34		$2	$14
Refer to Financial Note 12, "Fair Value Measurements," for more information on these recurring fair value measurements.

12.	Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
At December 31, 2014 and March 31, 2014, the carrying amounts of cash, cash equivalents, restricted cash, marketable securities receivables, drafts and accounts payable and other current liabilities generally approximated their estimated fair values because of the short maturity of these financial instruments.
Our long-term debt and other financing are carried at amortized cost. The carrying amounts and estimated fair values of these liabilities were $10.0 billion and $10.5 billion at December 31, 2014 and $10.4 billion and $10.8 billion at March 31, 2014. The estimated fair values of our long-term debt and other financing were determined using quoted market prices in a less active market and other observable inputs from available market information, which are considered to be Level 2 inputs under the fair value measurements and disclosure guidance, and may not be representative of actual values that could have been realized or that will be realized in the future.
Included in cash and cash equivalents at December 31, 2014 and March 31, 2014 were investments in money market funds, time deposits and repurchase agreements of $3.6 billion and $2.9 billion, which are reported at fair value. The fair value of these investments was determined by using quoted prices for identical investments in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosure guidance. The carrying value of all other cash equivalents approximates their fair value due to their relatively short-term nature.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

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
There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the quarters and nine months ended December 31, 2014 and 2013.
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

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Litigation, Government Subpoenas and Investigations
As previously disclosed, on May 21, 2014, four hedge funds managed by Magnetar Capital filed a complaint against McKesson Deutschland GmbH & Co. KGaA (formerly known as “Dragonfly GmbH & Co. KGaA”) (“Dragonfly”), a wholly‑owned subsidiary of the Company, in a German court in Frankfurt, Germany, alleging that Dragonfly violated German takeover law in connection with the Company’s acquisition of Celesio by paying more to some holders of Celesio’s convertible bonds than it paid to the shareholders of Celesio’s stock (Magnetar Capital Master Fund Ltd. et al. v. Dragonfly GmbH & Co KGaA, No. 3-05 O 44/14).  On December 5, 2014, the court fully dismissed Magnetar’s lawsuit in Dragonfly’s favor and ruled that the plaintiffs must bear the court costs and Dragonfly’s taxable lawyers’ fees. Magnetar filed a notice of appeal on January 5, 2015.
From time to time, the Company receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Company and other members of the healthcare industry, as well as to substantial settlements. Examples of such subpoenas and investigations are included in the Company’s 2014 Annual Report on Form 10-K, and include subpoenas from the U.S. Drug Enforcement Administration (“DEA”) to a number of the Company’s pharmaceutical distribution facilities seeking information and records about the Company’s distribution of certain controlled substances. The Company continues to receive and respond to these requests.
As previously reported, the Company was informed in the third quarter of 2014 of an investigation by the U.S. Department of Justice (“DOJ”) through the United States Attorney’s Office for the Northern District of West Virginia of potential claims under the Comprehensive Drug Abuse Prevention and Control Act relating to the Company’s pharmaceutical distribution of certain controlled substances by its Landover, Maryland distribution center, which closed in 2012. The Company also received in the second quarter of 2015 a letter from the United States Attorney’s Office for the District of Colorado advising of an investigation and similar potential claims relating to the Company’s distribution of certain controlled substances by its Aurora, Colorado distribution center. The DOJ and other United States Attorney’s offices are also involved in investigations of other distribution centers.
The Company has been engaged in discussions with the DOJ, United States Attorney’s offices and the DEA with the purpose of resolving all potential claims under the Comprehensive Drug Abuse Prevention and Control Act. It is possible that the ultimate cost to resolve these matters may be significant and require changes to the Company’s procedures for distributing certain controlled substances.
Value Added Tax Assessments
We operate in various countries outside the United States which collect value added taxes (“VAT”).  The determination of the manner in which a VAT applies to our foreign operations is subject to varying interpretations arising from the complex nature of the tax laws. We have received assessments for VAT which are in various stages of appeal. We disagree with these assessments and believe that we have strong legal arguments to defend our tax positions.  Certain VAT assessments relate to years covered by an indemnification agreement.  Due to the complex nature of the tax laws, it is not possible to estimate the outcome of these matters.  However, based on the currently available information, we believe the ultimate outcome of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.
Average Wholesale Price Litigation and Claims
The Company has a reserve relating to Average Wholesale Price (“AWP”) public entity claims.  AWP involves a benchmark which is utilized by some public and private payers to calculate a portion of the amount that pharmacies and other providers are reimbursed for dispensing certain covered prescription drugs. Our AWP litigation reserve is reviewed at least quarterly and whenever events or circumstances indicate changes, including consideration of the pace and progress of discussions relating to potentially resolving other public entity claims. During the third quarter and first nine months of 2014, we recorded a pre-tax charge of $18 million and $68 million relating to these claims within our Distribution Solutions segment. No charges were recorded in 2015. At December 31, 2014 and March 31, 2014, the AWP litigation reserve was $5 million, which was included in other current liabilities in the condensed consolidated balance sheets.

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
The Company made no share repurchases during the third quarter and first nine months of 2015 and nil and 0.2 million share repurchases during the third quarter and first nine months of 2014.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at December 31, 2014.
Other Comprehensive Income (Loss)
Information regarding other comprehensive income (loss) including noncontrolling interests, net of tax, by component is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2014	2013	2014	2013
Foreign currency translation adjustments
Foreign currency translation adjustments arising during period, net of income tax benefit of nil, nil, nil and nil (1)	$(416)	$(55)	$(985)	$(60)
Reclassified to income statement, net of income tax expense of nil, nil, nil and $24(2)	—	—	(10)	44
	(416)	(55)	(995)	(16)

Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) on cash flow hedges arising during period, net of income tax expense of nil, nil, nil and nil	1	(1)	(1)	(2)

Changes in retirement-related benefit plans
Net actuarial loss and prior service credit arising during period, net of income tax benefit of $6, nil, $6 and nil	(21)	—	(21)	—
Amortization of actuarial loss, prior service cost and transition obligation, net of income tax expense of $2, $4, $5 and $10 (3)	3	3	9	16
Foreign currency translation adjustments, net of income tax expense of nil, nil, nil and nil	2	1	4	(2)
Reclassified to income statement, net of income tax expense of nil, nil, nil and $1	—	—	—	1
	(16)	4	(8)	15

Other comprehensive income (loss), net of tax	$(431)	$(52)	$(1,004)	$(3)

(1)
The third quarter and first nine months of 2015 include net foreign currency translation losses of $13 million and $164 million attributable to noncontrolling interests and $39 million attributable to redeemable noncontrolling interests.

(2)
The first nine months of 2014 reflect net foreign currency losses of $44 million reclassified from accumulated other comprehensive income to other income (loss), net, within our consolidated statement of operations due to our sale of our 49% equity interest in Nadro, S.A. de C.V.

(3)
Pre-tax amount reclassified into cost of sales and operating expenses in the condensed consolidated statements of operations. The related tax expense was reclassified into income tax expense in the consolidated statements of operations.

McKESSON CORPORATION
FINANCIAL NOTES (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in McKesson’s accumulated other comprehensive loss, net of tax, by component for the third quarter and first nine months of 2015 is as follows:

(In millions)	Foreign Currency Translation Adjustments, Net of Tax	Unrealized Gains (Losses) on Cash Flow Hedges, Net of Tax	Unrealized Net Gains (Losses) and Other Components of Benefit Plans, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(260)	$(13)	$(152)	$(425)

Other comprehensive income (loss) before reclassifications	(364)	1	(21)	(384)
Amounts reclassified to earnings and other	—	—	5	5
Other comprehensive income (loss)	(364)	1	(16)	(379)
Balance at December 31, 2014	$(624)	$(12)	$(168)	$(804)

Balance at March 31, 2014	$168	$(11)	$(160)	$(3)

Other comprehensive loss before reclassifications	(782)	(1)	(21)	(804)
Amounts reclassified to earnings and other	(10)	—	13	3
Other comprehensive loss	(792)	(1)	(8)	(801)
Balance at December 31, 2014	$(624)	$(12)	$(168)	$(804)

McKESSON CORPORATION
FINANCIAL NOTES (CONCLUDED)
(UNAUDITED)

15.	Segment Information
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
Financial information relating to our reportable operating segments and reconciliations to the condensed consolidated totals is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In millions)	2014	2013	2014	2013
Revenues
Distribution Solutions (1)
North America pharmaceutical distribution and services	$37,398	$32,060	$106,850	$92,808
International pharmaceutical distribution and services	7,288	—	22,207	—
Medical-Surgical distribution & services	1,564	1,462	4,471	4,286
Total Distribution Solutions	46,250	33,522	133,528	97,094

Technology Solutions - products and services	755	814	2,293	2,466
Total Revenues	$47,005	$34,336	$135,821	$99,560

Operating profit
Distribution Solutions (2) (3) (4)	$785	$552	$2,326	$1,856
Technology Solutions (5) (6)	111	47	304	294
Total	896	599	2,630	2,150
Corporate Expenses, Net (7)	(103)	(112)	(317)	(307)
Interest Expense	(97)	(69)	(297)	(187)
Income from Continuing Operations Before Income Taxes	$696	$418	$2,016	$1,656

(1)	Revenues derived from services represent less than 2% of this segment’s total revenues.

(2)	Operating profit for the third quarter and first nine months of 2014 includes AWP litigation charges of $18 million and $68 million, which were recorded in operating expenses.

(3)
Operating profit for the third quarter and first nine months of 2015 includes last-in-first-out (“LIFO”) inventory charges of $95 million and $287 million. Operating profit for the third quarter and first nine months of 2014 includes LIFO inventory charges of $142 million and $186 million. The charges were all recorded in cost of sales.

(4)
Operating profit for the third quarter and first nine months of 2015 includes $51 million and $151 million of acquisition-related expenses, and $16 million and $38 million for the third quarter and first nine months of 2014.

(5)	Operating profit for the first nine months of 2015 includes a charge of $34 million related to the retained workforce business within our International Technology business.

(6)
Operating profit for the third quarter of 2014 includes product alignment charges, integration-related expenses and severance charges totaling $57 million, of which $34 million was recorded in cost of sales and $23 million was recorded in operating expenses. Operating profit for the first nine months of 2014 includes product alignment charges, integration-related expenses and severance charges totaling $60 million, of which $34 million was recorded in cost of sales and $26 million was recorded in operating expenses.

(7)
Corporate expenses, net, for the third quarter and first nine months of 2015 include $1 million and $11 million of acquisition-related expenses and $25 million and $26 million for the third quarter and first nine months of 2014.

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
Results of Operations
Overview:

(Dollars in millions, except per share data)	Quarter Ended December 31,			Nine Months Ended December 31,
	2014	2013	Change	2014	2013	Change
Revenues	$47,005	$34,336	37%	$135,821	$99,560	36%

Gross Profit	$2,942	$1,850	59%	$8,662	$5,801	49%

Operating Expenses	$(2,162)	$(1,357)	59	$(6,406)	$(3,967)	61

Income from Continuing Operations Before Income Taxes	$696	$418	67	$2,016	$1,656	22
Income Tax Expense	(183)	(254)	(28)	(587)	(641)	(8)
Income from Continuing Operations	513	164	213	1,429	1,015	41
Loss from Discontinued Operations, Net of Tax	(2)	(99)	(98)	(30)	(122)	(75)
Net Income	511	65	686	1,399	893	57
Net Income Attributable to Noncontrolling Interests	(39)	—	NM	(55)	—	NM
Net Income Attributable to McKesson Corporation	$472	$65	626	$1,344	$893	51

Diluted Earnings (Loss) Per Common Share Attributable to McKesson Corporation
Continuing Operations	$2.01	$0.70	187%	$5.84	$4.36	34%
Discontinued Operations	(0.01)	(0.42)	(98)	(0.12)	(0.53)	(77)
Total	$2.00	$0.28	614	$5.72	$3.83	49

Weighted Average Diluted Common Shares	236	234	1%	235	233	1%
NM – not meaningful

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues for the third quarter and first nine months of 2015 increased compared to the same periods a year ago primarily reflecting our February 2014 acquisition of Celesio AG (“Celesio”), market growth and our mix of businesses. These increases were partially offset by price deflation associated with brand to generic drug conversion.
Income from continuing operations before income taxes for the third quarter and first nine months of 2015 increased compared to the same periods a year ago primarily due to our acquisition of Celesio and higher operating profit from both of our operating segments: Distribution Solutions and Technology Solutions. The increases were partially offset by higher interest expense primarily due to our Celesio acquisition.
Income from continuing operations before income taxes was also impacted by:
Fiscal 2015:

•	LIFO inventory charges of $95 million and $287 million recorded in cost of sales for the third quarter and first nine months,

•
$51 million and $162 million of acquisition-related expenses associated with the acquisitions of Celesio and PSS World Medical, Inc. (“PSSI”) for the third quarter and first nine months. These expenses were recorded primarily in operating expenses, and

•	A non-cash charge of $34 million for the first nine months related to the retained workforce business within our International Technology business, which was recorded primarily in cost of sales.
Fiscal 2014:

•	LIFO inventory charges of $142 million and $186 million for the third quarter and first nine months,

•	Average Wholesale Price (“AWP”) litigation charges of $18 million and $68 million for the third quarter and first nine months,

•
$57 million and $60 million of product alignment charges, integration-related expenses and severance charges for the third quarter and first nine months, of which $34 million was recorded in cost of sales for both periods, and

•	$52 million and $74 million of acquisition-related expenses associated with the acquisitions of Celesio and PSSI.
Income tax expense for the third quarter and first nine months of 2014 included a charge of $122 million relating to our litigation with the Canadian Revenue Agency (“CRA”). The charge resulted from an unfavorable decision received in the third quarter of 2014 from the Tax Court of Canada with respect to transfer pricing issues.
Loss from discontinued operations, net, for the third quarter and first nine months of 2014 includes a non-cash pre-tax and after-tax impairment charge of $80 million to reduce the carrying value of our International Technology business to its estimated net realizable value based on preliminary offers received. The software business within our International Technology business was sold in the second quarter of 2015.
Net income attributable to noncontrolling interests for the third quarter and first nine months of 2015 primarily reflects the $50 million of guaranteed dividends that we became obligated to pay to the noncontrolling shareholders of Celesio upon the effectiveness of the domination and profit and loss transfer agreement as further described below.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Net income attributable to McKesson Corporation for the third quarter and first nine months of 2015 increased compared to the same periods a year ago reflecting the above noted factors. Diluted earnings per common share attributable to McKesson for the third quarter and first nine months of 2015 were $2.00 and $5.72 compared to $0.28 and $3.83 for the same periods a year ago.
On February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the Acquisition, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. Celesio is an international wholesale and retail company and a provider of logistics and services to the pharmaceutical and healthcare sectors. Celesio’s headquarters is in Stuttgart, Germany and it operates in 14 countries around the world. The acquisition of Celesio expands our global geographic area; the combined company is one of the largest pharmaceutical wholesalers and providers of logistics and services in the healthcare sector worldwide. We owned approximately 75.4% and 75.9% of Celesio’s outstanding and fully diluted common shares at March 31, 2014 and December 31, 2014.
On May 22, 2014, Celesio and McKesson, through its wholly-owned subsidiary, McKesson Deutschland GmbH & Co. KGaA (“McKesson Deutschland”, formerly known as Dragonfly GmbH & Co. KGaA), entered into a domination and profit and loss transfer agreement (the “Agreement”). On July 15, 2014, the Agreement was approved at the general shareholders’ meeting of Celesio. On December 2, 2014, the Agreement became effective upon its registration in the commercial register of Celesio at the local court of Stuttgart, Germany. Prior to the effectiveness of the Agreement, the net income or loss from Celesio was attributed to the noncontrolling shareholders of Celesio based on their proportionate ownership interest in Celesio. Upon the effectiveness of the Agreement, the noncontrolling shareholders of Celesio no longer participate in their percentage ownership of Celesio’s profits and losses. Instead, we became obligated to pay a one-time $50 million dividend (“Guaranteed Dividend”) to the noncontrolling shareholders of Celesio for their fiscal year ended December 31, 2014 and, effective January 1, 2015, we are obligated to pay an annual recurring compensation amount of €0.83 per Celesio share. The recurring compensation amount will be recognized ratably during the applicable annual period.
In addition, upon effectiveness of the Agreement, the noncontrolling interests in Celesio became redeemable as a result of a put right. Accordingly, the carrying value of noncontrolling interests related to Celesio of $1.5 billion was reclassified in the third quarter of 2015 from “Total Equity” to “Redeemable Noncontrolling Interests” on our condensed consolidated balance sheet. The balance of redeemable noncontrolling interests will be reported at the greater of its carrying value or its maximum redemption value at each reporting date. At December 31, 2014, the carrying value of redeemable noncontrolling interests amounted to $1.5 billion, which exceeded the maximum redemption value of $1.4 billion.
Details regarding our acquisition of Celesio are included in Financial Note 2, “Business Combination,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Financial results for Celesio are included within our International pharmaceutical distribution and services business, which is part of our Distribution Solutions segment, since the date of Acquisition.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Revenues:

	Quarter Ended December 31,			Nine Months Ended December 31,
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Distribution Solutions
North America pharmaceutical distribution & services	$37,398	$32,060	17%	$106,850	$92,808	15%
International pharmaceutical distribution & services	7,288	—	NM	22,207	—	NM
Medical-Surgical distribution & services	1,564	1,462	7	4,471	4,286	4
Total Distribution Solutions	46,250	33,522	38	133,528	97,094	38

Technology Solutions - products and services	755	814	(7)	2,293	2,466	(7)
Total Revenues	$47,005	$34,336	37	$135,821	$99,560	36
NM - not meaningful
Revenues for 2015 increased compared to the same period a year ago primarily due to our Distribution Solutions segment, which accounted for approximately 98% of our consolidated revenues.
Distribution Solutions: North America pharmaceutical distribution and services revenues increased primarily due to market growth and our mix of businesses. Market growth reflects growing drug utilization, which includes newly launched drugs, and price and volume increases. In 2015, our revenues benefited from recently launched drugs for the treatment of Hepatitis C. These increases were partially offset by price deflation associated with brand to generic drug conversions. International pharmaceutical distribution and services revenues represent revenues from Celesio, which was acquired in the fourth quarter of 2014. Medical-Surgical distribution and services revenues increased primarily due to market growth.
Technology Solutions: Technology Solutions revenues decreased in 2015 primarily due to a decline in software product and service revenues, the planned elimination of a product line and the workforce business within our International Technology business, which we now expect to transition to another service provider during 2016. These decreases were partially offset by a higher volume in our other transaction processing businesses.
Gross Profit:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Gross Profit
Distribution Solutions	$2,571	$1,499	72%		$7,569	$4,642	63%
Technology Solutions	371	351	6		1,093	1,159	(6)
Total	$2,942	$1,850	59		$8,662	$5,801	49
Gross Profit Margin
Distribution Solutions	5.56%	4.47%	109	bp	5.67%	4.78%	89	bp
Technology Solutions	49.14	43.12	602		47.67	47.00	67
Total	6.26	5.39	87		6.38	5.83	55
bp - basis points
Gross profit and gross profit margin increased for the third quarter and first nine months of 2015 primarily due to an increase in our Distribution Solutions segment. Gross profit margin for 2015 also reflects an increase in gross profit margin from our Technology Solutions segment as further discussed below.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Distribution Solutions
Distribution Solutions segment’s gross profit increased in the third quarter and first nine months of 2015 primarily due to our acquisition of Celesio and growth in our other Distribution Solutions businesses.  Gross profit margin increased in 2015 primarily due to our acquisition of Celesio and higher buy margin reflecting higher volume and price increases of pharmaceutical products. These increases were partially offset by a decrease in sell margin primarily driven by higher sales volume and the increased sales associated with the recently launched drugs for the treatment of Hepatitis C, which have lower margins. The gross profit margin for the third quarter and first nine months of 2014 was favorably affected by the receipt of $27 million and $34 million, representing our share of settlements of antitrust class action lawsuits brought against drug manufacturers.

Gross profit and gross profit margin were also impacted by LIFO inventory expenses, which were $95 million and $287 million in the third quarter and first nine months of 2015 compared to $142 million and $186 million in the third quarter and first nine months of 2014. Our North American distribution and services business uses the LIFO method of accounting for the majority of its inventories which results in cost of sales that more closely reflect replacement cost compared to other accounting methods. The practice in the businesses is to pass on to customers published price changes from suppliers. Manufacturers generally provide us with price protection, which limits price-related inventory losses.  A LIFO expense is recognized when the net effect of price increases on pharmaceutical and non-pharmaceutical products held in inventory exceeds the impact of price declines, including the effect of branded pharmaceutical products that have lost market exclusivity. A LIFO credit is recognized when the net effect of price declines exceeds the impact of price increases on pharmaceutical and non-pharmaceutical products held in inventory. As a result of cumulative net price deflation from 2005 to 2013, we had a lower-of-cost or market (“LCM”) reserve of $60 million at March 31, 2013 which reduced pharmaceutical inventories at LIFO to the current cost of replacing inventory (i.e., “market”). During the second quarter and first six months of 2014, $23 million and $60 million of the LCM reserve was released, resulting in an increase in gross profit. As of March 31, 2014 and December 31, 2014, inventories at LIFO did not exceed market. Our annual LIFO expense, which we estimate on a quarterly basis, is affected by expected changes in year-end inventory quantities, product mix and manufacturer pricing practices, which may be impacted by market and other external influences.  Changes to any of the above factors could have a material impact to our annual LIFO expense.
Technology Solutions
Technology Solutions segment’s gross profit increased for the third quarter of 2015 and decreased for the first nine months of 2015.  Changes in our gross profit primarily reflect:

•	A decline in revenues,

•
$34 million of pre-tax charges in the third quarter and first nine months of 2014 related to product alignment and other actions taken during the third quarter of 2014. The amount was part of a $57 million charge recorded in the third quarter of 2014, which primarily consisted of $35 million of product alignment charges, $15 million of integration-related expenses and $7 million of severance charges.  Charges were recorded in our condensed consolidated statement of operations as follows: $34 million in cost of sales and $23 million in operating expenses, and

•
$34 million of pre-tax charges in the first nine months of 2015 primarily representing depreciation and amortization for 2014 when the workforce business within our International Technology business was classified as held for sale.  In 2014, we committed to a plan to sell our International Technology and Hospital Automation businesses from our Technology Solutions segment and certain businesses from our Distributions Solutions segment.  As required, we classified the results of operations and cash flows of these businesses as discontinued operations for all periods presented in our consolidated financial statements in 2014 and depreciation and amortization expense was not recognized.  During the first quarter of 2015, we decided to retain the workforce business within our International Technology business, which we now expect to transition to another service provider at the end of our current contract with the National Health Service during 2016.  As a result, we reclassified the workforce business, which had been designated as a discontinued operation since the first quarter of 2014, as a continuing operation for all periods presented effective in the first quarter of 2015. Accordingly, during the first quarter of 2015, we recorded the pre-tax charge of $34 million.

This segment’s gross profit margin increased in 2015 primarily reflecting the above charges, the planned elimination of a product line and our mix of businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Operating Expenses and Other Income (Loss), Net:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Operating Expenses
Distribution Solutions	$1,794	$950	89%		$5,288	$2,799	89%
Technology Solutions	261	305	(14)		792	866	(9)
Corporate	107	102	5		326	302	8
Total	$2,162	$1,357	59		$6,406	$3,967	61

Operating Expenses as a Percentage of Revenues
Distribution Solutions	3.88%	2.83%	105	bp	3.96%	2.88%	108	bp
Technology Solutions	34.57	37.47	(290)		34.54	35.12	(58)
Total	4.60	3.95	65		4.72	3.98	74

Other Income (Loss), Net
Distribution Solutions	$8	$3	167%		$45	$13	246%
Technology Solutions	1	1	—		3	1	200
Corporate	4	(10)	NM		9	(5)	NM
Total	$13	$(6)	NM		$57	$9	533
Operating expenses increased in 2015 primarily due to our Distribution Solutions segment, partially offset by a decline for our Technology Solutions segment.
Distribution Solutions segment’s operating expenses increased in the third quarter and first nine months of 2015 primarily due to our acquisition of Celesio, including higher intangible asset amortization, and higher costs to support growth in our businesses. Additionally, operating expenses for the third quarter and first nine months of 2014 were impacted by pre-tax charges of $18 million and $68 million relating to our AWP litigation.  Operating expenses as a percentage of revenues increased in the third quarter and first nine months of 2015 primarily due to our acquisition of Celesio, partially offset by operating leverage in our other businesses.
Technology Solutions segment’s operating expenses and operating expenses as a percentage of revenue in the third quarter and first nine months of 2015 decreased primarily due to product alignment charges, integration-related expenses and severance charges recorded in 2014, as well as lower benefit and compensation costs.
Corporate expenses for the third quarter and first nine months of 2015 increased primarily due higher compensation and benefit costs and higher expenses incurred to support business growth, partially offset by lower acquisition-related expenses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Acquisition Expenses and Related Adjustments
Acquisition expenses and related adjustments, which include transaction and integration expenses that are directly related to acquisitions made by the Company, were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Cost of Sales	$1	$3	$1	$3
Operating Expenses
Integration related expenses	38	20	118	31
Severance and relocation	10	8	36	21
Other	2	12	7	14
Other Loss - Corporate	—	13	—	13
Interest Expense (1) - Corporate	—	10	—	10
Total Acquisition Expenses and Related Adjustments	$51	$66	$162	$92

(1)	Represents bridge loan fees.
Acquisition expenses and related adjustments by segment were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Distribution Solutions	$51	$16	$151	$38
Technology Solutions	(1)	15	—	18
Corporate	1	35	11	36
Total Acquisition Expenses and Related Adjustments	$51	$66	$162	$92
During the third quarter and first nine months of 2015, we incurred $17 million and $92 million related to the acquisition of Celesio. These expenses primarily consisted of professional fees, severance and other costs to integrate the business and were recorded in operating expenses. During the third quarter of 2014, we incurred $35 million in Celesio acquisition-related expenses.  Amounts incurred prior to the third quarter of 2014 were not material.  The 2014 expenses primarily consisted of professional fees, loss on a foreign currency option and fees associated with the 2013 bridge loan and were recorded within the Corporate segment.
We also incurred $35 million and $69 million during the third quarter and first nine months of 2015, and $15 million and $35 million during the third quarter and first nine months of 2014 in acquisition-related expenses associated with our 2013 acquisition of PSSI.  These expenses primarily relate to a distribution center rationalization, information technology conversions to common platforms, employee retention incentives and other costs of integrating the business and were recorded in operating expenses within the Distribution Solutions segment.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Amortization Expenses of Acquired Intangible Assets
During the third quarter of and first nine months of 2015, amortization expense of intangible assets acquired in connection with acquisitions by the Company increased by $55 million and $175 million compared to the same periods a year ago primarily reflecting our acquisition of Celesio. Amortization expense by segment was as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Distribution Solutions	$112	$55	$348	$162
Technology Solutions	13	15	38	49
Total	$125	$70	$386	$211
Other Income (Loss), Net: Other income (loss), net, increased in the third quarter and first nine months of 2015 compared to the same periods a year ago primarily due to our acquisition of Celesio. The third quarter and the first nine months of 2014 also include a $13 million loss on an option relating to the acquisition of Celesio, which was recorded within the Corporate segment.
Segment Operating Profit, Corporate Expenses, Net and Interest Expense:

	Quarter Ended December 31,				Nine Months Ended December 31,
(Dollars in millions)	2014	2013	Change		2014	2013	Change
Segment Operating Profit (1)
Distribution Solutions	$785	$552	42%		$2,326	$1,856	25%
Technology Solutions	111	47	136		304	294	3
Subtotal	896	599	50		2,630	2,150	22
Corporate Expenses, Net	(103)	(112)	(8)		(317)	(307)	3
Interest Expense	(97)	(69)	41		(297)	(187)	59
Income from Continuing Operations Before Income Taxes	$696	$418	67		$2,016	$1,656	22

Segment Operating Profit Margin
Distribution Solutions	1.70%	1.65%	5	bp	1.74%	1.91%	(17)	bp
Technology Solutions	14.70	5.77	893		13.26	11.92	134

(1)	Segment operating profit includes gross profit, net of operating expenses, plus other income (loss), net, for our two operating segments.
Segment Operating Profit:
Distribution Solutions: Operating profit for our Distribution Solutions segment increased in 2015 primarily reflecting growth in our businesses and our acquisition of Celesio.  Operating profit margin for the third quarter of 2015 increased primarily due to our mix of businesses, partially offset by our acquisition of Celesio. Operating profit margin for the first nine months of 2015 decreased primarily due to our acquisition of Celesio, partially offset by our mix of businesses.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Technology Solutions: Operating profit and operating profit margin for the third quarter and first nine months of 2015 increased due to higher gross profit margin and a reduction in operating expenses and operating expense margin.
Corporate:  Corporate expenses, net of other income, for the third quarter of 2015 decreased primarily due to higher other income. For the first nine months of 2015, corporate expenses, net, increased primarily due to higher operating expenses, offset by higher other income.
Interest Expense: Interest expense for the third quarter and first nine months of 2015 increased primarily due to the March 2014 issuance of $4.1 billion of new debt to fund the acquisition of Celesio and due to interest on Celesio’s debt. These increases were partially offset by the repayment of $350 million of the current portion of our long-term debt in February 2014.
Income Taxes: Our reported income tax rates for the third quarters of 2015 and 2014 were 26.3% and 60.8% and for the first nine months of 2015 and 2014 were 29.1% and 38.7%. Fluctuations in our reported income tax rates are primarily due to varying proportions of income attributable to foreign countries that have lower income tax rates, discrete tax items and legislative changes in the United States. Income tax expense for the third quarters of 2015 and 2014 included net discrete tax benefits of $10 million and net discrete tax expenses of $119 million, and for the first nine months of 2015 and 2014 included net discrete tax benefit of $28 million and net discrete tax expense of $119 million. Discrete tax expense for 2014 was primarily related to a $122 million charge regarding an unfavorable decision from the Tax Court of Canada with respect to transfer pricing issues. Income tax expense for the third quarter and first nine months of 2015 include a $20 million benefit pertaining to the “Tax Increase Prevention Act of 2014” which was signed by the President of the United States on December 19, 2014.
Loss from Discontinued Operations, Net of Tax: Loss from discontinued operations, net of tax, was $2 million and $99 million for the third quarters of 2015 and 2014, and $30 million and $122 million for the first nine months of 2015 and 2014. Loss from discontinued operations, net of tax, for 2014 included a non-cash pre-tax and after-tax impairment charge of $80 million to reduce the carrying value of our International Technology business to its estimated net realizable value. The charge was primarily the result of the terms of the preliminary purchase offers received for this business during the third quarter of 2014. During the first quarter of 2015, we entered into an agreement to sell the software business within our International Technology business. On July 1, 2014, we completed the sale of the software business and recorded a pre-tax and after-tax loss of $6 million, which was included in our 2015 loss from discontinued operations, net of tax. Additionally, during the third quarter of 2014, we sold our Hospital Automation business for net cash proceeds of $55 million and recorded a pre-tax and after-tax loss of $5 million and $7 million. Diluted loss per common share from discontinued operations for the third quarter of 2015 was $0.01 compared to $0.42 for the same period a year ago and $0.12 compared to $0.53 for the first nine months of 2015 and 2014.
Net income Attributable to Noncontrolling Interests: Net income attributable to noncontrolling interests for 2015 primarily represents the $50 million Guaranteed Dividend that we became obligated to pay to the noncontrolling shareholders of Celesio upon the effectiveness of the Agreement.
Net Income Attributable to McKesson Corporation: Net income attributable to McKesson Corporation was $472 million and  $65 million, and diluted earnings per common share attributable to McKesson Corporation were $2.00 and $0.28 for the third quarters of 2015 and 2014. Net income attributable to McKesson Corporation was $1,344 million and $893 million, and diluted earnings per common share attributable to McKesson Corporation were $5.72 and $3.83 for the first nine months of 2015 and 2014.
Weighted Average Diluted Common Shares Outstanding: Diluted earnings per common share were calculated based on a weighted average number of shares outstanding of 236 million and 234 million for the third quarters of 2015 and 2014 and 235 million and 233 million for the first nine months of 2015 and 2014.
Business Combinations
As previously discussed, on February 6, 2014, we completed the acquisition of 77.6% of the then outstanding common shares of Celesio and certain convertible bonds of Celesio for cash consideration of $4.5 billion, net of cash acquired (the “Acquisition”). Upon the Acquisition, as required, we consolidated Celesio’s debt with a fair value of $2.3 billion as a liability on our consolidated balance sheet and our ownership of Celesio’s fully diluted common shares was 75.6%. At March 31, 2014 and December 31, 2014, we owned approximately 75.4% and 75.9% of Celesio’s outstanding and fully diluted common shares.
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
Operating activities generated cash of $1,229 million and $472 million during the first nine months of 2015 and 2014. Cash flows from operations can be significantly impacted by factors such as timing of receipts from customers, inventory receipts and payments to vendors. Additionally, working capital is primarily a function of sales and purchase volumes, inventory requirements and vendor payment terms.
Investing activities utilized cash of $439 million and $422 million during the first nine months of 2015 and 2014. Investing activities primarily reflect cash paid for business and property acquisitions and capitalized software. Investing activities for 2015 and 2014 also reflect $15 million and $97 million of net proceeds from the sales of businesses and equity investments.
Financing activities utilized cash of $252 million and $73 million during the first nine months of 2015 and 2014. Financing activities for the first nine months of 2015 include cash receipts of $2,451 million and payments of $2,327 million for short-term borrowings incurred by Celesio. Long-term debt repayments for the first nine months of 2015 were primarily cash paid on Celesio’s promissory notes. Financing activities for 2015 also reflect $32 million of cash payments made to acquire approximately 1 million additional common shares of Celesio through the tender offers. Financing activities for the first nine months of 2014 include cash receipts and payments of $150 million for short-term borrowings.
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at December 31, 2014. Stock repurchases may be made from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods.  The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including liquidity projections, corporate and regulatory requirements, restrictions under our debt obligations, our stock price and other market and economic conditions.
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
Selected Measures of Liquidity and Capital Resources

(Dollars in millions)	December 31, 2014	March 31, 2014
Cash and cash equivalents	$4,587	$4,193
Working capital	4,363	3,072
Debt, net of cash and cash equivalents	5,807	6,526
Debt to capital ratio (1)	53.4%	55.7%
Net debt to net capital employed (2)	39.0	43.4
Return on stockholders’ equity (3)	19.7	16.2

(1)	Ratio is computed as total debt divided by the sum of total debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests.

(2)
Ratio is computed as total debt, net of cash and cash equivalents (“net debt”), divided by the sum of net debt and McKesson stockholders’ equity, which excludes noncontrolling and redeemable noncontrolling interests (“net capital employed”).

(3)	Ratio is computed as net income attributable to McKesson Corporation for the last four quarters, divided by a five-quarter average of McKesson stockholders’ equity excluding noncontrolling interests.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Cash equivalents, which are available-for-sale, are carried at fair value. Cash equivalents are primarily invested in AAA rated prime and U.S. government money market funds denominated in U.S. dollars, AAA rated prime money market funds denominated in Euros, overnight repurchase agreements collateralized by U.S. government securities, Canadian government securities and/or securities that are guaranteed or sponsored by the U.S. government and an AAA rated prime money market fund denominated in British pound sterling.
The remaining cash and cash equivalents are deposited with several financial institutions. We mitigate the risk of our short‑term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles and investment strategies of money market funds. Within the Celesio operations, the majority of deposits are in Germany with banks that are part of a deposit protection program.
Our cash and cash equivalents balance as of December 31, 2014 included approximately $2.2 billion of cash held by our subsidiaries outside of the United States. Our primary intent is to utilize this cash for foreign operations as well as to fund certain research and development activities for an indefinite period of time. Although the vast majority of cash held outside the United States is available for repatriation, doing so could subject us to U.S. federal, state and local income tax.
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
Our ratio of net debt to net capital employed decreased slightly in 2015 due to a decrease in our debt and an increase in cash and cash equivalents.
Upon the effectiveness of the Agreement on December 2, 2014, the noncontrolling interests in Celesio received a put right that enables them to put their Celesio shares to McKesson at €22.99 per share, which price is increased annually for interest in the amount of 5 percentage points above a base rate published by the German Bundesbank semiannually, less any compensation amount or guaranteed dividend already paid (“Put Amount”).  Accordingly, the noncontrolling interests in Celesio became redeemable as a result of the put right and the carrying value of noncontrolling interests related to Celesio of $1.5 billion was reclassified from “Total Equity” to “Redeemable Noncontrolling Interests” on our condensed consolidated balance sheet. The balance of redeemable noncontrolling interests will be reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redemption value is the Put Amount adjusted for exchange rate fluctuations each period. At December 31, 2014, the carrying value of redeemable noncontrolling interests amounted to $1.5 billion, which exceeded the maximum redemption value of $1.4 billion. The ultimate amount and timing of any future cash payments related to the Put Amount are uncertain.
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
Information regarding 2014 financing activities related to our acquisition of Celesio is included in Financial Note 2, “Business Combinations,” to the accompanying condensed consolidated financial statements appearing in this Quarterly Report on Form 10‑Q.

McKESSON CORPORATION
FINANCIAL REVIEW (CONTINUED)
(UNAUDITED)

Celesio Debt
Celesio has accounts receivable factoring facilities (the “Factoring Facilities”) with a total committed balance of $283 million. The Factoring Facilities will expire through January 2016. During the first nine months of 2015, Celesio borrowed and repaid $2,200 million and $2,154 million of short-term borrowings under the Factoring Facilities. At December 31, 2014 and March 31, 2014, there were $246 million in secured borrowings and related accounts receivable outstanding under the Factoring Facilities.
Celesio also maintains a syndicated €500 million five-year senior unsecured revolving credit facility, which expires in February 2018. Borrowings under this facility bear interest based upon the Euro Interbank Offered Rate plus an agreed margin. There were no borrowings under this facility during the first nine months of 2015 and there were no amounts outstanding under this facility as of December 31, 2014 and March 31, 2014.
Celesio also maintains bilateral credit lines with a total committed and uncommitted balance of $1.8 billion. During the first nine months of 2015, Celesio borrowed and repaid $259 million and $196 million under these credit lines primarily relating to short‑term borrowings. As of December 31, 2014 and March 31, 2014, there were $225 million and $188 million outstanding under these credit lines.
Accounts Receivable Sales Facility
In November 2014, we extended our existing accounts receivable sales facility (the “Facility”) for a two-year period under terms substantially similar to those previously in place. The committed balance of the Facility is $1.35 billion, although from time to time, the available amount of the Facility may be less than $1.35 billion based on accounts receivable concentration limits and other eligibility requirements. The Facility will expire in November 2016 and we anticipate renewing the Facility before its expiration.
During the first nine months of 2015, there were no borrowings under the Facility. During the first nine months of 2014, we borrowed and repaid $150 million of short-term borrowings under the Facility. At December 31, 2014 and March 31, 2014, there were no short‑term borrowings and related securitized accounts receivable outstanding under the Facility.
The Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If we do not comply with these covenants, our ability to use the Facility may be suspended and repayment of any outstanding balances under the Facility may be required. At December 31, 2014 and March 31, 2014, we were in compliance with all covenants.
Revolving Credit Facility
We have a syndicated $1.3 billion five-year senior unsecured revolving credit facility, which expires in September 2016. Borrowings under this facility bear interest based upon either the London Interbank Offered Rate or a prime rate. There were no borrowings under this facility during the first nine months of 2015 and 2014. As of December 31, 2014 and March 31, 2014, there were no amounts outstanding under this facility.
Debt Covenants
Our various borrowing facilities and long-term debt are subject to certain covenants. Our principal financial covenant is our U.S. dollar denominated debt to capital ratio under our $1.3 billion unsecured revolving credit facility, which cannot exceed 65%. For the purpose of calculating this ratio, borrowings under the $1.35 billion accounts receivable sales facility are excluded. If we exceed this ratio, repayment of debt outstanding under the revolving credit facility could be accelerated. As of December 31, 2014 and March 31, 2014, we were in compliance with our financial covenants.
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
There were no changes in our “internal control over financial reporting” (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company acquired Celesio on February 6, 2014 and is in the process of reviewing the internal control structure of Celesio. If necessary, the Company will make appropriate changes as it integrates Celesio into the Company’s overall internal control over financial reporting processes.
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
The total authorization outstanding for repurchases of the Company’s common stock was $340 million at December 31, 2014.

McKESSON CORPORATION

The following table provides information on the Company’s share repurchases during the third quarter of 2015.

	Share Repurchases (1)
(In millions, except price per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2014 – October 31, 2014	—	$—	—	$340
November 1, 2014 – November 30, 2014	—	—	—	340
December 1, 2014 – December 31, 2014	—	—	—	340
Total	—		—	340

(1)
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Mine Safety Disclosures.
Not Applicable

Item 5.	Other Information.
None

McKESSON CORPORATION

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Forms of McKesson Corporation Statement of Terms and Conditions Applicable to Awards Pursuant to the Long-Term Incentive Plan, effective October 21, 2014.

10.2*	Form of McKesson Corporation Statement of Terms and Conditions Applicable to Awards Pursuant to the 2005 Management Incentive Plan, effective October 21, 2014.

10.3*	Forms of McKesson Corporation Statement and Terms and Conditions applicable to Awards Pursuant to the McKesson Corporation 2013 Stock Plan.

10.4
Amendment No. 5, dated as of November 14, 2014, Amendment No. 4, dated as of January 30, 2014, Amendment No. 3, dated as of November 15, 2013, Amendment No. 2, dated as of May 15, 2013, and Amendment No. 1, dated as of May 16, 2012, to the Fourth Amended and Restated Receivables Purchase Agreement and Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 18, 2011, among the Company, as servicer, CGSF Funding Corporation, as seller, the several conduit purchasers from time to time party to the Agreement, the several committed purchasers from time to time party to the Agreement, the several managing agents from time to time party to the Agreement, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (as successor to JPMorgan Chase Bank, N.A.), as collateral agent.

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

101
The following materials from the McKesson Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Financial Notes.

*	Management contract or compensation plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Furnished herewith.

McKESSON CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKESSON CORPORATION

Date:	February 5, 2015	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

MCKESSON CORPORATION

Date:	February 5, 2015	/s/ Nigel A. Rees
Nigel A. Rees
Vice President and Controller